Form 10-Q
period 1996-03-31
SAPIENT CORP
filed 1996-05-17
CIK 1008817

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 1996 or

 / / Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from         to
                                    -------    --------

     Commission file number: 0-28074

                               Sapient Corporation
- - --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                              04-3130648
- - ----------------------------                                  ----------------
(State or Other Jurisdiction                                  (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

    One Memorial Drive, Cambridge, MA                              02142
- - --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)


                                  617-621-0200
- - --------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                                     N/A
- - --------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No  X
                                              ---    ---

     As of May 15, 1996, there were 10,883,640 shares of Common Stock, $.01 par value, outstanding.

                               SAPIENT CORPORATION

                                      INDEX
                                      -----

Part I.       Financial Information                                  Page Number
              ---------------------                                  -----------
  Item 1.     Balance Sheets as of December 31, 1995 and                 3
              March 31, 1996

              Statements of Income for the Three Months Ended            4
              March 31, 1995 and 1996

              Statements of Cash Flows for the Three Months Ended        5
              March 31, 1995 and 1996

              Notes to Financial Statements                              6-7

  Item 2.     Management's Discussion and Analysis of Financial          8-10
              Condition and Results of Operations


Part II.      Other Information
              -----------------

  Item 1.     Legal Proceedings                                          11

  Item 4.     Submission of Matters to a Vote Security Holders           11

  Item 6.     Exhibits and Reports on Form 8-K                           12

Signatures                                                               13

Exhibit 11.1                                                             14

Exhibit 27.1                                                             15

                               SAPIENT CORPORATION

                                                     Balance Sheets
                                                       (Unaudited)


                                                                                                             Pro Forma
                                                                             December 31,     March 31,      March 31,
                                                                                 1995           1996           1996
                                                                                 ----           ----           ----
                        Assets
                        ------
Current assets:
    Cash and cash equivalents                                                $   378,019     $ 1,430,888   $ 34,001,698
    Accounts receivable, less allowance for doubtful accounts of $150,000      7,357,003       7,154,074      7,154,074
    Unbilled revenues on contracts                                             2,282,011       3,815,917      3,815,917
    Income tax receivable                                                        479,892              --             --
    Prepaid expenses and other current assets                                    129,792         491,000        323,540
                                                                             -----------     -----------    -----------
           Total current assets                                               10,626,717      12,891,879     45,295,229

Property and equipment, net                                                    1,349,616       1,493,315      1,493,315
Other assets                                                                     110,011          61,088         61,088
                                                                             -----------     -----------    -----------

           Total assets                                                      $12,086,344     $14,446,282    $46,849,632
                                                                             ===========     ===========    ===========

      Liabilities and Stockholders' Equity
      ------------------------------------

Current liabilities:
    Current portion of long term debt                                        $    55,994     $     2,016    $     2,016
    Accounts payable                                                             489,481         140,317        140,317
    Accrued expenses                                                             973,673       2,243,491      2,243,491
    Accrued compensation                                                         862,131         807,914        807,914
    Deferred income taxes                                                      2,081,348       2,384,710      2,384,710
    Deferred revenues on contracts                                             2,374,805       2,421,234      2,421,234
                                                                             -----------     -----------    -----------
           Total current liabilities                                           6,837,432       7,999,682      7,999,682

Long term debt, less current portion                                              37,421              --             --
                                                                             -----------     -----------    -----------
           Total liabilities                                                   6,874,853       7,999,682      7,999,682
                                                                             -----------     -----------    -----------

Stockholders' equity:
    Preferred stock, par value $.01 per share, none authorized or outstanding actual 5,000,000 shares authorized, none outstanding
      pro forma                                                                                                      --
    Common stock, par value $.01 per share, voting, 5,000,000 shares authorized and issued at December 31, 1995; 30,000,000 shares authorized,
      5,000,000 shares issued at March 31, 1996; 40,000,000 shares authorized
      and 10,798,420 shares issued pro forma                                      50,000          50,000        107,984
    Common stock, par value $.01 per share, nonvoting, 5,200,000 shares authorized, 3,831,730 shares issued at December 31, 1995; 10,000,000 shares authorized at March 31, 1996 and 4,103,420 shares issued at March 31, 1996;
       none authorized or outstanding pro forma                                   38,317          41,034             --
    Additional paid-in capital                                                   110,683         118,693     32,505,093
    Retained earnings                                                          5,087,491       6,311,873      6,311,873
    Notes receivable from stockholders                                           (75,000)        (75,000)       (75,000)
                                                                             -----------     -----------    -----------
           Total stockholders' equity                                          5,211,491       6,446,600     38,849,950
                                                                             -----------     -----------    -----------

           Total liabilities and stockholders' equity                        $12,086,344     $14,446,282    $46,849,632
                                                                             ===========     ===========    ===========


See accompanying notes to financial statements.

                               SAPIENT CORPORATION

                              Statements of Income
                                   (Unaudited)


                                                         Three Months Ended
                                                   ----------------------------
                                                    March 31,          March 31,
                                                      1995               1996
                                                      ----               ----

Revenues                                           $ 3,617,637       $ 9,267,116

Operating expenses:
     Project personnel costs                         1,639,500         4,552,035
     Selling and marketing                              91,158           466,799
     General and administrative                      1,120,671         2,212,824
                                                   -----------       -----------
           Total expenses                            2,851,329         7,231,658

           Income from operations                      766,308         2,035,458

Interest income, net                                    26,865             5,178
                                                   -----------       -----------

           Income before income taxes                  793,173         2,040,636

Income taxes                                           325,201           816,254
                                                   -----------       -----------

           Net income                              $   467,972       $ 1,224,382
                                                   ===========       ===========

Net income per share                               $       .05       $       .12
                                                   ===========       ===========

Weighted average common shares and equivalents      10,280,748        10,287,254
                                                   ===========       ===========


See accompanying notes to financial statements.

                               SAPIENT CORPORATION

                                             Statements of Cash Flows
                                                   (Unaudited)


                                                                                  Three Months Ended
                                                                              --------------------------
                                                                              March 31,        March 31,
                                                                                1995             1996
                                                                                ----             ----
Cash flows from operating activities:
    Net income                                                                $   467,972    $ 1,224,382
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                            82,942        150,112
          Deferred income taxes                                                  (800,418)       303,362
          Changes in assets and liabilities:
             Decrease in accounts receivable                                      468,256        202,929
             (Increase) in unbilled revenues on contracts                        (823,376)    (1,533,906)
             Decrease in income tax receivable                                         --        479,892
             (Increase) in prepaid expenses and other
                 current assets                                                  (259,410)      (361,208)
             Decrease in other assets                                                  --         48,923
             (Decrease) in accounts payable                                      (218,908)      (349,164)
             Increase in accrued expenses                                         189,079      1,269,818
             Increase (decrease) in accrued compensation                          139,500        (54,217)
             Increase (decrease) in deferred revenue on contracts                (595,238)        46,429
                                                                              -----------    -----------
                       Net cash provided by (used in) operating activities     (1,349,601)     1,427,352
                                                                              -----------    -----------

Cash flows from investing activities:
    Purchase of property and equipment                                           (169,575)      (293,811)
                                                                              -----------    -----------
                       Net cash used for investing activities                    (169,575)      (293,811)
                                                                              -----------    -----------

Cash flows from financing activities:
    Decrease (increase) in note receivable stockholder                                 --             --
    Exercise of stock options                                                         570         10,727
    Proceeds from note payable to bank                                                 --             --
    Principal payments on notes payable to related parties                             --             --
    Principal payments on notes payable to bank                                   (25,452)       (91,399)
                                                                              -----------    -----------
                       Net cash provided by (used in) financing activities        (24,882)       (80,672)
                                                                              -----------    -----------

Increase (decrease) in cash and cash equivalents                               (1,544,058)     1,052,869

Cash and cash equivalents, at beginning of period                               2,655,599        378,019
                                                                              -----------    -----------

Cash and cash equivalents, at end of period                                   $ 1,111,541    $ 1,430,888
                                                                              ===========    ===========


See accompanying notes to financial statements.

                               SAPIENT CORPORATION
                          Notes to Financial Statements


(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by Sapient Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Registration Statement on Form S-1 (File No. 333-1586). The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. The unaudited pro forma balance sheet is presented to give pro forma effect to the April 10, 1996 closing of the sale by the Company of 1,695,000 shares of common stock as described in Note 3.

(2)  NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options using the treasury stock method. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within twelve months of the offering date as if they were outstanding for all periods presented using the treasury stock method and the initial public offering price ($21.00). Fully diluted and primary earnings per share are the same for all periods presented.

(3)  PRO FORMA BALANCE SHEET

     The pro forma balance sheet as of March 31, 1996 is presented to show the effects of the issuance of 1,695,000 shares of common stock in the Company's initial public offering which closed on April 10, 1996. Proceeds to the Company, net of underwriting discounts and costs of the offering, were approximately $32.4 million. The pro forma presentation also shows the effect on stockholders' equity of the conversion of non-voting common stock into an equal number of voting common stock and the increase in authorized common stock to 40,000,000 shares upon the closing of the initial public offering and the authorization to issue up to 5,000,000 shares of preferred stock, $.01 par value. Other pro forma effects include a reduction in prepaid expenses (which were applied against the gross proceeds of the offering).

(4)  CHANGE IN ACCOUNTING PRINCIPLE AND CHANGE IN ESTIMATE

     In the first quarter of 1996, the Company changed its method of computing depreciation and amortization on property and equipment placed in service in 1996 from accelerated to straight line methods over the estimated useful lives of the related assets. The impact of such a change on the financial statements of the Company was not material. The new method will be used for all newly acquired assets. The accelerated method will continue to be used for assets placed in service prior to January 1, 1996. In addition, management's estimate of useful lives on computer software and equipment placed in service after December 31, 1995 has been reduced from five to three years.

                                                                   (Continued)

                               SAPIENT CORPORATION

                          Notes to Financial Statements


(5)  CONTINGENT LIABILITIES

     The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated.

     The Company is in litigation with a former employee who alleges breach of certain contractual and other violations resulting from his termination as an employee. Management denies that it breached any obligations or duties to this former employee, and asserts that the Company has no liability resulting from his termination. Management plans to vigorously contest this litigation. Although the Company does not expect the suit to have a material adverse effect on the Company's business, results of operations or financial condition, an adverse judgment or settlement could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment or settlement occurs.

                               SAPIENT CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                                    OVERVIEW

     Sapient performs its services on a fixed-price, fixed-timeframe basis. To determine its proposed fixed price for a project, the Company uses an internally developed estimation process which takes into account standard billing rates and the risks associated with the particular project, such as the number and type of key functions to be developed , the technology environment and application type to be applied, the project's timetable and the overall technical complexity of the project. Each fixed-price proposal must be approved by a member of the Company's senior management team.

     The Company's revenues and earnings may fluctuate from quarter to quarter based on such factors as the number, size and scope of projects in which the Company is engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, and general economic conditions.



                              RESULTS OF OPERATIONS

The following table sets forth the percentage of revenues of certain items included in the Company's statements of income for the three months ended March
31, 1995 and 1996:

                                                   Percentage of Revenues
                                                   for Three Months Ended
                                                            March 31,   -
                                                   ----------------------
                                                        1995    1996
                                                        ----    ----

               Revenues ............................    100%    100%
               Operating expenses:
                 Project personnel costs ...........     45      49
                 Selling and marketing .............      3       5
                 General and administrative ........     31      24
                                                        ---     ---
                        Total operating expenses ...     79      78
                                                        ---     ---
               Income from operations ..............     21      22
               Income taxes ........................      9       9
                                                        ---     ---
               Net Income ..........................     12%     13%
                                                        ---     ---


THREE MONTHS ENDED MARCH 31, 1996 AND 1995

REVENUES

     Revenues were $9.3 million for the first quarter of 1996, representing an increase of 156% over revenues of $3.6 million for the first quarter of 1995. The increase in revenues reflects increases in both the size and number of client projects. The increase in "unbilled revenues on contracts" from $2.3 million at March 31, 1995, to $3.8 million at March 31, 1996, was primarily due to the increase in revenues in the 1996 period compared with the 1995 period, as well as to contractual billing and payment terms on certain projects which are more heavily weighted toward the end of projects.

PROJECT PERSONNEL COSTS

     Project personnel costs consist primarily of salaries and employee benefits for personnel dedicated to client assignments and fees paid to subcontractors for work performed in connection with projects. These costs represent the most significant expense the Company incurs in providing its services. The increase in project personnel costs in the first quarter of 1996 was primarily due to an increase in project personnel from 120 at March 31, 1995 to 223 at March 31, 1996. Project personnel costs increased as a percentage of revenues from 45% for the first quarter of 1995 to 49% for the same period in 1996. The increase was due to additional provisions for estimated costs on contracts, including potential losses on certain contracts.

SALES AND MARKETING

     Sales and marketing costs consist primarily of salaries, employee benefits, travel expenses and promotional costs. In the first quarter of 1996, sales and marketing costs as a percentage of revenues were 5% compared to 3% in the first quarter of 1995. This increase was primarily the result of the Company's decision to expand its sales and marketing group, which grew from 5 employees at March 31, 1995 to 13 employees at March 31, 1996.

GENERAL AND ADMINISTRATIVE

     General and administrative costs consist primarily of expenses associated with the Company's management, finance and administrative groups and occupancy costs. As a percentage of revenues, general and administrative costs were 24% in the first quarter of 1996, compared to 31% in the first quarter of 1995. The decrease as a percentage of revenues in the first quarter of 1996 was a result of the growth in revenues combined with a decline in the administrative staff as a percent of total staff, as well as improved space utilization.

PROVISION FOR INCOME TAXES

     Income tax expense represents combined federal and state taxes at an effective rate of 40% for 1996 and 41% for 1995. The decrease in the effective tax rate represents a reduction in the effective state tax rate.


                         LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations and investments in property and equipment primarily through cash generated from operations, bank borrowings and capital lease financing. In April 1996, the Company completed an initial public offering of common stock resulting in net proceeds to the Company of approximately $32.4 million. The Company has a bank revolving line of credit providing for borrowings of up to $5.0 million. Borrowings under this line of credit, which expires on June 30, 1997, are collateralized by the Company's accounts receivable and bear interest at the bank's prime rate. The line of credit includes covenants relating to the maintenance of certain financial ratios, such as minimum net worth and profitability, and prohibits the payment of any dividends. At March 31, 1996, the Company had no significant bank borrowings outstanding and no material capital commitments.

     Cash and cash equivalents increased to $1.4 million at March 31, 1996, from $.4 million at December 31, 1995. The increase was primarily due to cash provided from operations. On a pro forma basis giving effect to the completion of the Company's initial public offering, cash and cash equivalents increased to $34.0 million at March 31, 1996.

     The Company believes that the cash provided from operations, borrowings available under its revolving line of credit and the net proceeds of its recent initial public offering will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 18 months.

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings.
         ------------------

     In April 1996, John Adler, a former employee of the Company (the "Plaintiff") commenced suit against the Company and certain of its executive officers, both individually and in their capacities as officers of the Company, in Middlesex Superior Court, Commonwealth of Massachusetts. The Plaintiff's complaint alleges, among other things, wrongful termination of his employment. In addition to seeking unspecified damages, the Plaintiff is demanding that the Company issue to him 35,000 shares of the Company's common stock pursuant to certain stock options that had previously been granted to him. In addition, in May 1996, the Plaintiff informed the Company that he believes he is owed additional shares of Common stock pursuant to a purported oral option agreement for fully vested shares. Management denies that it breached any obligations or duties to the Plaintiff, and believes that the Company has meritorious defenses (including that a substantial number of the 35,000 shares subject to the stock options that were granted to the Plaintiff had not vested in accordance with their terms at the time the Plaintiff's employment was terminated by the Company). The Company intends to vigorously defend the suit. Although the Company does not expect the suit to have a material adverse effect on the Company's business, results of operations or financial condition, an adverse judgment or settlement could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment or settlement occurs.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     Prior to the consummation of the initial public offering the holders of all of the voting common stock and the holders of 2,355,000 shares, representing a majority, of the non-voting common, by written action dated March 8, 1996, approved the following matters:

     (1) to amend the Company's Certificate of Incorporation to (a) increase the authorized number of shares of Voting Common stock from 5,000,000 to 30,000,000,
(b) to increase the authorized number of shares of Non-Voting common stock from 5,200,000 to 10,000,000, (c) to provide for 5,000,000 shares of blank check preferred stock, (d) to provide that upon the closing of the IPO that all shares of non-voting common stock then outstanding would automatically convert into an equal number of voting shares and that the authorized capital stock would automatically convert into 40,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, (e) amend the indemnity provisions and limitation of liability provisions of officers and directors of the Company, (f) provide that upon the IPO closing that the Company have a staggered Board of Directors, and
(g) provide that upon the IPO closing, stockholders may not take action by written consent or call special stockholders' meetings.

     (2) approved the Amended and Restated Bylaws of the Company.

     (3) ratified and approved of the adoption of the 1996 Equity Stock Incentive Plan.


     (4) ratified and approved of the adoption of the 1996 Employee Stock Purchase Plan.

     (5) ratified and approved of the adoption of the 1996 Director Option Plan.

     (6) elected and classified the Board of Directors as follows: Jerry A. Greenberg and Bruce D. Parker (Class I); J. Stuart Moore and Darius W. Gaskins, Jr. (Class (II); and Carl S. Sloane and R. Stephen Cheheyl (Class III).

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

     (a)  Exhibits
          --------

          11 Computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share.

          27  Financial data schedule.


     (b)  Reports on Form 8-K.
          --------------------

          The Company did not file any Reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SAPIENT CORPORATION



Date:  May 15, 1996                    By:  /s/ JERRY A. GREENBERG
                                            ------------------------------
                                                Jerry A. Greenberg
                                                Co-Chief Executive Officer
                                                Co-Chairman of the Board



Date:  May 15, 1996                    By:  /s/ SUSAN D. JOHNSON
                                            ---------------------------
                                                Susan D. Johnson
                                                Chief Financial Officer