Form 10-Q
period 1996-06-30
SAPIENT CORP
filed 1996-08-14
CIK 1008817

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1996 or

[   ]     Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

          For the transition period from        to
                                         ------    ------

          Commission file number: 0-28074


                               Sapient Corporation
                               -------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                         04-3130648
             --------                                         ----------
   (State or Other Jurisdiction                             (I.R.S. Employer
   Incorporation or Organization)                           Identification No.)

   One Memorial Drive, Cambridge, MA                             02142
   ----------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)


                                  617-621-0200
                                  ------------
              (Registrant's Telephone Number, Including Area Code)


                                       N/A
                                       ---
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

     As of August 12, 1996, there were 10,944,045 shares of Common Stock, $.01 par value, outstanding.

                               SAPIENT CORPORATION

                                      INDEX
                                      -----

Part I.   Financial Information                                     Page Number
          ---------------------                                     -----------

  Item 1. Balance Sheets as of December 31, 1995 and                    3
          June 30, 1996

          Statements of Income for the Three and Six Months             4
          Ended June 30, 1995 and 1996

          Statements of Cash Flows for the Six Months                   5
          Ended June 30, 1995 and 1996

          Notes to Financial Statements                                 6

  Item 2. Management's Discussion and Analysis of Financial             7-9
          Condition and Results of Operations

Part II.  Other Information
          -----------------

 Item 1.  Legal Proceedings                                             10

 Item 6.  Exhibits and Reports on Form 8-K                              10

Signatures                                                              11

Exhibit 11.1                                                            12

Exhibit 27.1                                                            13

                               SAPIENT CORPORATION

                                 Balance Sheets
                                   (Unaudited)

                                                                            December 31,     June 30,
                Assets                                                           1995          1996
                ------                                                      ------------     --------

Current assets:
    Cash and cash equivalents                                               $   378,019    36,231,744
    Accounts receivable, less allowance for doubtful accounts of $150,000     7,357,003     8,025,321
    Unbilled revenues on contracts                                            2,282,011     4,614,467
    Income tax receivable                                                       479,892             -
    Prepaid expenses and other current assets                                   129,792       317,188
                                                                            -----------    ----------
             Total current assets                                            10,626,717    49,188,720

Property and equipment, net                                                   1,349,616     1,829,797
Other assets                                                                    110,011        61,088
                                                                            -----------    ----------

             Total assets                                                   $12,086,344    51,079,605
                                                                            ===========    ==========

       Liabilities and Stockholders' Equity
       ------------------------------------
Current liabilities:
    Current portion of long term debt                                       $    55,994             -
    Accounts payable                                                            489,481       589,178
    Accrued expenses                                                            973,673     2,065,691
    Accrued compensation                                                        862,131     1,307,379
    Income taxes payable                                                              -       465,584
    Deferred income taxes                                                     2,081,348     2,333,710
    Deferred revenues on contracts                                            2,374,805     3,305,340
                                                                            -----------    ----------
             Total current liabilities                                        6,837,432    10,066,882

Long term debt, less current portion                                             37,421             -
Other long term liabilities                                                           -       392,836
                                                                            -----------    ----------
             Total liabilities                                                6,874,853    10,459,718
                                                                            -----------    ----------

Stockholders' equity:
    Preferred stock, par value $.01 per share, none authorized or outstanding at December 31, 1995 and 5,000,000 authorized and none outstanding at June 30, 1996
    Common stock, par value $.01 per share, voting, 5,000,000 shares authorized and issued at December 31, 1995; 40,000,000 shares
      authorized, and 10,891,390 shares issued at June 30, 1996                  50,000       108,916
    Common stock, par value $.01 per share, nonvoting, 5,200,000 shares authorized, 3,831,730 shares issued at December 31, 1995;
       none authorized or outstanding at June 30, 1996                           38,317             -
    Additional paid-in capital                                                  110,683    32,623,322
    Retained earnings                                                         5,087,491     7,912,649
    Notes receivable from stockholders                                          (75,000)      (25,000)
                                                                            -----------    ----------
             Total stockholders' equity                                       5,211,491    40,619,887
                                                                            -----------    ----------

             Total liabilities and stockholders' equity                     $12,086,344    51,079,605
                                                                            ===========    ==========


See accompanying notes to financial statements.

                               SAPIENT CORPORATION

                              Statements of Income
                                   (Unaudited)

                                       Three Months Ended          Six Months Ended
                                       ------------------          ----------------
                                             June 30,                  June 30,
                                        1995         1996          1995         1996
                                        ----         ----          ----         ----

Revenues                             $4,567,111   10,360,397    8,184,748   19,627,513
Operating Expenses:
  Project Personnel Costs             2,093,499    4,768,991    3,732,999    9,321,026
  Selling and Marketing                 197,979      574,755      289,137    1,041,554
  General and Administrative          1,387,990    2,726,224    2,508,661    4,939,048
                                     ----------   ----------   ----------   ----------
          Total operating expenses    3,679,468    8,069,970    6,530,797   15,301,628
      Income from operations            887,643    2,290,427    1,653,951    4,325,885
Other income                              2,986      292,533       29,851      297,711
                                     ----------   ----------   ----------   ----------
      Income before income taxes        890,629    2,582,960    1,683,802    4,623,596
Income taxes                            365,029      982,184      690,230    1,798,438
                                     ----------   ----------   ----------   ----------
        Net Income                   $  525,600    1,600,776      993,572    2,825,158
                                     ==========   ==========   ==========   ==========
Net income per share                 $      .05          .13          .10          .25
                                     ==========   ==========   ==========   ==========
Weighted average common shares and
equivalents outstanding              10,280,748   12,096,789   10,280,748   11,259,022
                                     ==========   ==========   ==========   ==========


See accompanying notes to financial statements.

                               SAPIENT CORPORATION

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                 --------------------------
                                                                                   June 30,        June 30,
                                                                                     1995            1996
                                                                                   --------        --------

Cash flows from operating activities:
    Net income                                                                   $   993,572       2,825,158
    Adjustments to reconcile net income to net cash from
      operating activities:
        Depreciation and amortization                                                193,409         390,442
        Deferred income taxes                                                        705,156        252,362
        Changes in assets and liabilities:
          Increase in accounts receivable                                           (134,428)       (668,318)
          Increase in unbilled revenues on contracts                              (1,259,312)     (2,332,456)
          Increase decrease in prepaid expenses and other
             current assets                                                         (557,623)       (187,396)
          Decrease in income tax receivable                                                -         479,892
          Decrease in other assets                                                         -          48,923
          (Decrease) increase in accounts payable                                   (243,792)         99,697
          Increase in accrued expenses                                             1,144,232       1,092,018
          (Decrease) increase in accrued compensation                               (369,000)        445,248
          (Decrease) increase in income taxes payable                             (1,132,548)        465,584
          (Decrease) increase in other long term liabilities                         (18,842)        392,836
          (Decrease) increase in deferred revenues on contracts                     (995,698)        930,535
                                                                                 -----------      ----------
                           Net cash (used in) provided by operating activities    (1,674,874)      4,234,525
                                                                                 -----------      ----------

Cash flows from investing activities:
    Purchase of property and equipment                                              (437,900)       (870,623)
                                                                                 -----------      ----------
                           Net cash used for investing activities                   (437,900)       (870,623)
                                                                                 -----------      ----------

Cash flows from financing activities:
    Decrease in notes receivable stockholder                                               -          50,000
    Exercise of stock options                                                          4,819         129,888
    Proceeds from public offering                                                          -      32,403,350
    Principal payments on notes payable to related parties                          (132,884)              -
    Advances from (principal payments on) notes payable to bank                       91,504         (93,415)
                                                                                 -----------      ----------
                           Net cash (used in) provided by financing activities       (36,561)     32,489,823
                                                                                 -----------      ----------

(Decrease) increase in cash and cash equivalents                                  (2,149,335)     35,853,725

Cash and cash equivalents, at beginning of period                                  2,655,599         378,019
                                                                                 -----------      ----------

Cash and cash equivalents, at end of period                                      $   506,264      36,231,744
                                                                                 ===========      ==========


See accompanying notes to financial statements.

                               SAPIENT CORPORATION
                          Notes to Financial Statements

(1)    BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared by Sapient Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Registration Statement on Form S-1 (File No. 333-1586). The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)    NET INCOME PER SHARE

       Net income per share is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options using the treasury stock method. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, for all periods prior to an initial public offering, such computations include all common and common equivalent shares issued within twelve months of the offering date as if they were outstanding for all periods presented using the treasury stock method and the initial public offering price ($21.00). Fully diluted and primary earnings per share are the same for all periods presented.

 (3)   CONTINGENT LIABILITIES

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

                               SAPIENT CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                    OVERVIEW

          Sapient performs its services on a fixed-price, fixed-time frame basis. To determine its proposed fixed price for a project, the Company uses an internally developed estimation process which takes into account standard billing rates and the risks associated with the particular project, such as the number and type of key functions to be developed, the technology environment and application type to be applied, the project's timetable and the overall technical complexity of the project. Each fixed-price proposal must be approved by a member of the Company's senior management team.

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

                              RESULTS OF OPERATIONS

The following table sets forth the percentage of revenues of certain items included in the Company's statements of income:


                                  Three Months Ended  Six Months Ended
                                  ------------------  ----------------
                                        June 30,          June 30,
                                     1995     1996      1995     1996
                                     ----     ----      ----     ----
Revenues                             100%     100%      100%     100%
Operating expenses:
     Project personnel costs          46       46        46       48
     Selling and marketing             4        6         3        5
     General and administrative       31       26        31       25
                                     ---      ---       ---      ---
          Total operating expenses    81       78        80       78
Income from operations                19       22        20       22
Income taxes                           8        9         8        9
Net income                            12%      15%       12%      14%

REVENUES

          Revenues for the second quarter of 1996 increased 127% over revenues for the second quarter of 1995. For the first half of the year, revenues increased 140% over the comparable period of the prior year. The increase in revenues reflects increases in both the size and number of client projects. The increase in "unbilled revenues on contracts" from $2.3 million at December 31, 1995, to $4.6 million at June 30, 1996, was primarily due to the increase in revenues in 1996, as well as to contractual billing and payment terms on certain projects which are more heavily weighted toward the end of projects.

PROJECT PERSONNEL COSTS

          Project personnel costs consist primarily of salaries and employee benefits for personnel dedicated to client assignments and fees paid to subcontractors for work performed in connection with projects. These costs represent the most significant expense the Company incurs in providing its services. The increase in project personnel costs for the three and six month periods ended June 30, 1996 was primarily due to an increase in project personnel from 154 at June 30, 1995 to 276 at June 30, 1996. Project personnel costs increased as a percentage of revenues from 46% for the first six months of 1995 to 48% for the same period in 1996 and remained constant as a percentage of revenues at 46% for the second quarters of 1995 and 1996. The increase for the six month period in 1996 was due to an increase in total headcount and a slight increase in salaries compared to the same period in 1995.

SALES AND MARKETING

          Sales and marketing costs consist primarily of salaries, employee benefits, travel expenses and promotional costs. In the second quarter and first half of 1996, sales and marketing costs as a percentage of revenues were 6% and 5%, respectively, compared to 4% and 3%, respectively, in the second quarter and first half of 1995. These increases were primarily the result of the Company's decision to expand its sales and marketing group, which grew from 7 employees at June 30, 1995 to 17 employees at June 30, 1996.

GENERAL AND ADMINISTRATIVE

        General and administrative costs consist primarily of expenses associated with the Company's management, finance and administrative groups and occupancy costs. The increase in general and administrative costs for the three and six month periods ended June 30, 1996 was primarily due to an increase in the incremental costs associated with the additional employees hired during 1996. The Company's total headcount increased from 184 at June 30, 1995 to 345 at June 30, 1996. As a percentage of revenues, general and administrative costs were 26% in the second quarter of 1996, and 25% for the first half of 1996, compared to 31% in the second quarter and first half of 1995. The decrease as a percentage of revenues in the second quarter of 1996 was a result of the growth in revenues combined with less travel, as well as improved space utilization.

PROVISION FOR INCOME TAXES

          Income tax expense represents combined federal and state taxes at an effective rate of 39% for 1996 and 41% for 1995. The decrease in the effective tax rate primarily represents a reduction in the effective federal tax rate because excess cash has been invested in tax-exempt municipal bonds.

                         LIQUIDITY AND CAPITAL RESOURCES

          Prior to its initial public offering, the Company had financed its operations and investments in property and equipment primarily through cash generated from operations, bank borrowings and capital lease financing. In April 1996, the Company completed an initial public offering of common stock resulting in net proceeds to the Company of approximately $32.4 million. The Company has a bank revolving line of credit providing for borrowings of up to $5.0 million. Borrowings under this line of credit, which expires on June 30, 1997, are collateralized by the Company's accounts receivable and bear interest at the bank's prime rate. The line of credit includes covenants relating to the maintenance of certain financial ratios, such as minimum net worth and profitability, and prohibits the payment of any dividends. At June 30, 1996, the Company had no significant bank borrowings outstanding and no material capital commitments.

          Cash and cash equivalents increased to $36.2 million at June 30, 1996, from $.4 million at December 31, 1995. The increase was primarily due to cash provided as a result of the completion of the Company's initial public offering and cash provided by operations. During the second quarter of 1996, the proceeds of the initial public offering were invested primarily in tax-exempt short-term municipal bonds.

          The Company believes that the cash provided from operations, borrowings available under its revolving line of credit and the net proceeds of its recent initial public offering will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 18 months.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

          As indicated in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, a former employee of the Company has filed a suit against the Company and certain of its executive officers alleging, among other things, wrongful termination of his employment. In July 1996, the plaintiff amended his complaint to add a new claim for an additional 50,000 shares of Common Stock which he claims the Company owed him pursuant to a purported oral option agreement for fully vested shares. The Company intends to vigorously defend the suit. Although the Company does not expect the suit to have a material adverse effect on the Company's business, operating income or financial condition, an adverse judgment or settlement could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment or settlement occurs.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

        (a)  Exhibits
             --------
             11.1 Computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share.

             27.1 Financial data schedule.

        (b)  Reports on Form 8-K.

             The Company did not file any Reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SAPIENT CORPORATION

Date:  August 14, 1996                    By:  /s/ J. STUART MOORE
                                               --------------------------------
                                                   J. Stuart Moore
                                                   Co-Chief Executive Officer
                                                   Co-Chairman of the Board

Date:  August 14, 1996                    By:  /s/ SUSAN D. JOHNSON
                                               --------------------------------
                                                   Susan D. Johnson
                                                   Chief Financial Officer