Form 10-Q
period 1996-09-30
SAPIENT CORP
filed 1996-10-09
CIK 1008817

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______ to ________

        Commission file number: 0-28074

                               Sapient Corporation
                               -------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                              04-3130648
------------------------------                               -------------------
 (State or Other Jurisdiction                                 (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

    One Memorial Drive, Cambridge, MA                                   02142
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


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

        As of September 30, 1996, there were 10,945,635 shares of Common Stock, $.01 par value, outstanding.

                               SAPIENT CORPORATION

                                      INDEX
                                      -----

Part I. Financial Information                                        Page Number
        ---------------------                                        -----------

  Item 1.      Balance Sheets as of December 31, 1995 and                 3
               September 30, 1996

               Statements of Income for the Three and Nine Months         4
               Ended September 30, 1995 and 1996

               Statements of Cash Flows for the Nine Months               5
               Ended September 30, 1995 and 1996

               Notes to Financial Statements                              6-7

  Item 2.      Management's Discussion and Analysis of Financial          8-11
               Condition and Results of Operations

Part II. Other Information
         -----------------

  Item 1.      Legal Proceedings                                          12

  Item 6.      Exhibits and Reports on Form 8-K                           12

Signatures                                                                13

Exhibit 11.1                                                              14

Exhibit 27.1                                                              15

                               SAPIENT CORPORATION

                                                   Balance Sheets
                                                    (Unaudited)

                                                                          December 31,  September 30,
                        Assets                                                1995           1996
                        ------                                            ------------  -------------

Current assets:
    Cash and cash equivalents                                             $   378,019     29,280,852
    Short-term investments                                                          -      3,015,120
    Accounts receivable, less allowance for
      doubtful accounts of $150,000                                         7,357,003     11,798,785
    Unbilled revenues on contracts                                          2,282,011      4,834,502
    Income tax receivable                                                     479,892              -
    Prepaid expenses and other current assets                                 129,792        457,106
                                                                          -----------     ----------
           Total current assets                                            10,626,717     49,386,365

Property and equipment, net                                                 1,349,616      2,042,603
Other assets                                                                  110,011         61,088
                                                                          -----------     ----------

           Total assets                                                   $12,086,344     51,490,056
                                                                          ===========     ==========

      Liabilities and Stockholders' Equity
      ------------------------------------

Current liabilities:
    Current portion of long term debt                                     $    55,994              -
    Accounts payable                                                          489,481        252,597
    Accrued expenses                                                          973,673      1,445,964
    Accrued compensation                                                      862,131      1,832,927
    Deferred income taxes                                                   2,081,348        773,710
    Deferred revenues on contracts                                          2,374,805      2,706,639
                                                                          -----------     ----------
           Total current liabilities                                        6,837,432      7,011,837

Deferred income taxes                                                               -      1,560,000
Other long term liabilities                                                    37,421        573,661
                                                                          -----------     ----------
           Total liabilities                                                6,874,853      9,145,498
                                                                          -----------     ----------
Stockholders' equity:
    Preferred stock, par value $.01 per share, none authorized or outstanding at December 31, 1995; 5,000,000 authorized and
      none outstanding at September 30, 1996                                                       -
    Common stock, par value $.01 per share, voting, 5,000,000 shares authorized and issued at December 31, 1995; 40,000,000 shares
      authorized, and 10,945,635 shares issued at September 30, 1996           50,000        109,456
    Common stock, par value $.01 per share, nonvoting, 5,200,000 shares authorized, 3,831,730 shares issued at December 31, 1995;
      none authorized or outstanding at September 30, 1996                     38,317
    Additional paid-in capital                                                110,683     32,649,373
    Retained earnings                                                       5,087,491      9,610,729
    Notes receivable from stockholders                                        (75,000)       (25,000)
                                                                          -----------     ----------
           Total stockholders' equity                                       5,211,491     42,344,558
                                                                          -----------     ----------

           Total liabilities and stockholders' equity                     $12,086,344     51,490,056
                                                                          ===========     ==========


See accompanying notes to financial statements.

                               SAPIENT CORPORATION

                                                Statements of Income
                                                    (Unaudited)

                                                               Three Months Ended                   Nine Months Ended
                                                          ----------------------------        -----------------------------
                                                                  September 30,                       September 30,
                                                             1995              1996              1995               1996
                                                          ----------        ----------        ----------         ----------


Revenues                                                 $ 5,904,909        11,500,896        14,089,657         31,128,409
Operating Expenses:
        Project Personnel Costs                            2,880,874         5,378,551         6,613,873         14,699,577
        Selling and Marketing                                341,740           478,560           630,877          1,520,114
        General and Administrative                         1,400,386         3,187,641         3,909,047          8,126,689
                                                         -----------        ----------        ----------         ----------
                   Total operating expenses                4,623,000         9,044,752        11,153,797         24,346,380
          Income from operations                           1,281,909         2,456,144         2,935,860          6,782,029
Interest (expense) income                                     (1,225)          328,077            28,626            625,788
                                                         -----------        ----------        ----------         ----------
          Income before income taxes                       1,280,684         2,784,221         2,964,486          7,407,817
Income taxes                                                 523,673         1,086,141         1,213,903          2,884,579
                                                         -----------        ----------        ----------         ----------
              Net Income                                 $   757,011         1,698,080         1,750,583          4,523,238
                                                         ===========        ==========        ==========         ==========
Net income per share                                     $       .07               .14               .17                .40
                                                         ===========        ==========        ==========         ==========
Weighted average common shares and
equivalents outstanding                                   10,280,748        12,103,645        10,280,748         11,445,636
                                                         ===========        ==========        ==========         ==========



See accompanying notes to financial statements.

                               SAPIENT CORPORATION

                                              Statements of Cash Flows
                                                    (Unaudited)

                                                                                          Nine Months Ended
                                                                                  ----------------------------------
                                                                                  September 30,        September 30,
                                                                                      1995                 1996
                                                                                  -------------        -------------

Cash flows from operating activities:
    Net income                                                                     $ 1,750,583           4,523,238
    Adjustments to reconcile net income to net cash from
       operating activities:
          Depreciation and amortization                                                330,458             700,979
          Deferred income taxes                                                        107,001          (1,307,638)
          Changes in assets and liabilities:
             Increase in accounts receivable                                        (2,519,086)         (4,441,782)
             Increase in unbilled revenues on contracts                             (2,265,999)         (2,552,491)
             Increase in prepaid expenses and other
                 current assets                                                       (541,392)           (327,314)
             Decrease in income tax receivable                                               -             479,892
             Decrease in other assets                                                        -              48,923
             Decrease in accounts payable                                             (242,753)           (236,884)
             Increase in accrued expenses                                              781,878             472,291
             Increase in accrued compensation                                          432,108             970,796
             Increase in non-current deferred income taxes                                   -           1,560,000
             (Decrease) increase in other long term liabilities                        (18,055)            573,661
             (Decrease) increase in deferred revenues on contracts                    (765,469)            331,834
                                                                                   -----------          ----------
                       Net cash (used in) provided by operating activities          (2,950,726)            795,505
                                                                                   -----------          ----------

Cash flows from investing activities:
    Purchase of property and equipment                                                (754,006)         (1,393,966)
    Purchase of short-term investments                                                       -          (3,015,120)
                                                                                   -----------          ----------
                       Net cash used for investing activities                         (754,006)         (4,409,086)
                                                                                   -----------          ----------

Cash flows from financing activities:
    Decrease in notes receivable stockholder                                                 -              50,000
    Exercise of stock options                                                           11,496             156,479
    Proceeds from initial public offering                                                    -          32,403,350
    Principal payments on notes payable to related parties                            (131,644)                  -
    Advances from (principal payments on) notes payable to bank                      1,169,281             (93,415)
                                                                                   -----------          ----------
                       Net cash provided by financing activities                     1,049,133          32,516,414
                                                                                   -----------          ----------

(Decrease) increase in cash and cash equivalents                                    (2,655,599)         28,902,833

Cash and cash equivalents, at beginning of period                                    2,655,599             378,019
                                                                                   -----------          ----------

Cash and cash equivalents, at end of period                                        $         -          29,280,852
                                                                                   ===========          ==========


See accompanying notes to financial statements.

                               SAPIENT CORPORATION
                          Notes to Financial Statements

(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by Sapient Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Registration Statement on Form S-1. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)  SHORT-TERM INVESTMENTS

     Short-term investments are available-for-sale securities, which are recorded at fair market value. The difference between fair market value and cost is not material. Realized gains and losses from sales of available-for-sale securities were not material for any period presented.

(3)  NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options using the treasury stock method. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, for all periods prior to the Company's initial public offering, such computations include all common and common equivalent shares issued within twelve months of the offering date as if they were outstanding for all periods presented using the treasury stock method and the initial public offering price ($21.00). Fully diluted and primary earnings per share are the same for all periods presented.

(4)  CONTINGENT LIABILITIES

     The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated.

     The Company is in litigation with a former employee who alleges breach of certain contractual and other violations resulting from his termination as an employee. Management denies that it breached any obligations or duties to this former employee, and asserts that the Company has meritorious defenses. In August 1996, the Company's motion to compel arbitration on these claims was allowed. The Company plans to vigorously contest these claims. Although the Company does not expect the claim to have a material adverse effect on the Company's business, results of operations or financial condition, an adverse judgment or settlement could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment or settlement occurs.

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

        The Company's revenues and earnings may fluctuate from quarter to quarter based on such factors as the number, size and scope of projects in which the Company is engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, and general economic conditions. In addition, revenues from a large client may constitute a significant portion of the Company's total revenues in a particular quarter.


                              RESULTS OF OPERATIONS

The following table sets forth the percentage of revenues of certain items included in the Company's statements of income:

                                     Three Months Ended   Nine Months Ended
                                     ------------------   -----------------
                                       September 30,        September 30,
                                       1995     1996        1995     1996
                                       ----     ----        ----     ----
Revenues                               100%     100%        100%     100%
Operating expenses:
     Project personnel costs            48       47          47       47
     Selling and marketing               6        4           4        5
     General and administrative         24       28          28       26
                                       ---      ---         ---      ---
          Total operating expenses      78       79          79       78
Income from operations                  22       21          21       22
Interest income                          -        3           -        2
Income taxes                             9        9           9        9
                                       ---      ---         ---      ---
Net income                              13%      15%         12%      15%
                                       ===      ===         ===      ===


REVENUES

        Revenues for the third quarter of 1996 increased 95% over revenues for the third quarter of 1995. For the first nine months of the year, revenues increased 121% over the comparable period of the prior year. The increase in revenues reflects increases in both the size and number of client projects. The increase in "unbilled revenues on contracts" from $2.3 million at December 31, 1995 to $4.8 million at September 30, 1996 was primarily due to the increase in revenues in 1996, as well as to contractual billing and payment terms on certain projects which are more heavily weighted toward the end of projects. In the first nine months of 1996, the Company's five largest clients accounted for approximately 61% of its revenues. During this period, two clients each accounted for more than 10% of such revenues.

PROJECT PERSONNEL COSTS

        Project personnel costs consist primarily of salaries and employee benefits for personnel dedicated to client assignments and fees paid to subcontractors for work performed in connection with projects. These costs represent the most significant expense the Company incurs in providing its services. The increase in project personnel costs for the three and nine month periods ended September 30, 1996 was primarily due to an increase in project personnel from 188 at September 30, 1995 to 350 at September 30, 1996. Project personnel costs remained constant as a percentage of revenues at 47% for the first nine months of 1995 and 1996, while decreasing slightly from 48% to 47% for the quarters ended September 30, 1995 and 1996, respectively.

SELLING AND MARKETING

        Selling and marketing costs consist primarily of salaries, employee benefits, travel expenses and promotional costs. In the third quarter and first nine months of 1996, selling and marketing costs as a percentage of revenues were 4% and 5%, respectively, compared to 6% and 4%, respectively, in the third quarter and first nine months of 1995. The decrease between 1995 and 1996 third quarter resulted because of costs incurred for an outside consultant who was used in 1995 to help build the Company's new marketing team, as well as costs incurred in 1995 for redesigning the Company's marketing materials. The increase over the first nine months between 1995 and 1996 was primarily the result of the Company's decision to expand its selling and marketing group, which grew from 9 employees at September 30, 1995 to 20 employees at September 30, 1996.

GENERAL AND ADMINISTRATIVE

        General and administrative costs consist primarily of expenses associated with the Company's management, finance and administrative groups, including personnel devoted to recruiting and training project personnel, and occupancy costs. The increase in general and administrative costs for the three and nine month periods ended September 30, 1996 was primarily due to an increase in the incremental costs associated with the additional employees hired during 1996. The Company's total headcount increased from 225 at September 30, 1995 to 431 at September 30, 1996. As a percentage of revenues, general and administrative costs were 28% in the third quarter of 1996, and 26% for the first nine months of 1996, compared to 24% in the third quarter of 1995, and 28% for the first nine months of 1995. The increase as a percentage of revenues in the third quarter of 1996 was primarily a result of increased relocation expenses associated with new hires, training costs, and salaries, principally for employees engaged in the hiring process. The decrease as a percentage of revenues in the first nine months of 1996 was a result of the growth in revenues combined with a decline in the administrative staff as a percent of total staff, lower travel related expenses and improved office space utilization.

INTEREST INCOME

        Interest income for the three and nine month periods ended September 30, 1996 consisted of interest earned on the proceeds of the Company's initial public offering, which were invested primarily in tax-exempt, short-term municipal bonds.

PROVISION FOR INCOME TAXES

        Income tax expense represents combined federal and state taxes at an effective rate of 39% for 1996 and 41% for 1995. The decrease in the effective tax rate primarily represents a reduction in the effective federal tax rate due to excess cash being invested in tax-exempt municipal bonds.


                         LIQUIDITY AND CAPITAL RESOURCES

        Prior to its initial public offering, the Company financed its operations and investments in property and equipment primarily through cash generated from operations, bank borrowings and capital lease financing. In April 1996, the Company completed an initial public offering of common stock resulting in net proceeds to the Company of approximately $32.4 million. The Company has a bank revolving line of credit providing for borrowings of up to $5.0 million. Borrowings under this line of credit, which expires on June 30, 1997, are collateralized by the Company's accounts receivable and bear interest at the bank's prime rate. The line of credit includes covenants relating to the maintenance of certain financial ratios, such as minimum net worth and profitability, and prohibits the payment of any dividends. At September 30, 1996, the Company had no bank borrowings outstanding and no material capital commitments.

        Cash and cash equivalents increased to $29.3 million at September 30, 1996, from $0.4 million at December 31, 1995. The increase was primarily due to cash provided as a result of the completion of the Company's initial public offering and cash provided by operations.

During the third quarter of 1996, the proceeds of the initial public offering were invested primarily in tax-exempt, short-term municipal bonds.

        The Company believes that the cash provided from operations, borrowings available under its revolving line of credit and the net proceeds of its initial public offering will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 18 months.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

        As indicated in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996, a former employee of the Company has filed a suit against the Company and certain of its executive officers alleging, among other things, wrongful termination of his employment. In August 1996, the court allowed the Company's motion to compel arbitration of the Plaintiff's claims. The Plaintiff has indicated that he will submit his claims to arbitration. The Company intends to vigorously defend the suit. Although the Company does not expect the suit to have a material adverse effect on the Company's business, operating income or financial condition, an adverse judgment or settlement could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment or settlement occurs.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

        (a)    Exhibits
               --------

               11.1 Computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share.

               27.1     Financial data schedule.

        (b)    Reports on Form 8-K.
               -------------------

               The Company did not file any Reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SAPIENT CORPORATION


Date:  October 7, 1996                  By: /s/ JERRY A. GREENBERG
                                            --------------------------
                                            Jerry A. Greenberg
                                            Co-Chief Executive Officer
                                            Co-Chairman of the Board


Date:  October 7, 1996                  By: /s/ SUSAN D. JOHNSON
                                            -------------------------
                                            Susan D. Johnson
                                            Chief Financial Officer