Form 10-K405
period 1996-12-31
SAPIENT CORP
filed 1997-03-31
CIK 1008817

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
  X        Annual Report Pursuant to Section 13 or 15(d) of the Securities
-----      Exchange Act of 1934
           For the fiscal year ended December 31, 1996, or

           Transition report pursuant to Section 13 or 15(d) of the Securities
-----      and Exchange Act of 1934
           For the transition period from          to
                                          -------      -------

           Commission File Number 0-28074

                               SAPIENT CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              04-3130648
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

One Memorial Drive,  Cambridge, MA                                    02142
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                 (617) 621-0200
--------------------------------------------------------------------------------
               Registrant's Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X      No
                                              ---        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Company was $139,979,140 on March 26, 1997 based on the last reported sale prices of the Company's Common Stock on the Nasdaq National Market on March 26, 1997. There were 11,576,265 shares of Common Stock outstanding as of March 26, 1997.

                             ----------------------


                       Documents Incorporated by Reference
                       -----------------------------------

     Portions of the Company's 1996 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV of this Report. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1997 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Report.

                               SAPIENT CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS
                                -----------------

PART I                                                                  Page No.
------                                                                  --------

       Item 1.  Business                                                    1
       Item 2.  Properties                                                  8
       Item 3.  Legal Proceedings                                           9
       Item 4.  Submission of Matters to a Vote of Security                 9
                  Holders

PART II
-------

       Item 5.  Market for Registrant's Common Equity                      10
                  and Related Stockholder Matters
       Item 6.  Selected Financial Data                                    10
       Item 7.  Management's Discussion and Analysis of                    10
                  Financial Condition and Results of Operations
       Item 8.  Financial Statements and Supplementary Data                10
       Item 9.  Changes in and Disagreements with Accountants              11
                  on Accounting and Financial Disclosure

PART III
--------

       Item 10. Directors and Executive Officers of the Registrant         11
       Item 11. Executive Compensation                                     12
       Item 12. Security Ownership of Certain Beneficial                   12
                  Owners and Management
       Item 13. Certain Relationships and Related Transactions             12

PART IV
-------

       Item 14. Exhibits, Financial Statement Schedules                    12
                  and Reports on Form 8-K

Signatures                                                                 14

                                    PART I
                                    ------

ITEM 1.   BUSINESS
          --------

General
-------

     Sapient designs, develops, integrates and implements high quality, flexible information technology applications and solutions for large organizations. The Company develops client/server and Internet-enabled client/server software applications designed to help organizations improve their processes and performance. Sapient delivers its solutions for both enterprise-wide and departmental initiatives on a fixed-price, fixed-timeframe basis using its proprietary QUADD(R) (Quality Design and Delivery) process. QUADD is a workshop-based, rapid development methodology which emphasizes active client participation to help visualize, prioritize and create time-critical business and technology solutions.

     Sapient was incorporated in Delaware in September 1991 under the name "Sapient Computing Corporation". The Company's name was changed to Sapient Corporation in November 1992. Sapient completed its initial public offering of Common Stock in April 1996 and a follow-on offering in October 1996. Its stock is traded on the Nasdaq National Market under the symbol "SAPE." The Company's executive offices are located at One Memorial Drive, Cambridge, MA 02142, and its telephone number is (617) 621-0200. The Company's internet address is http://www.sapient.com.

     This Form 10-K contains a number of forward-looking statements, including information with respect to the Company's future business plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions "Factors That May Affect Future Operating Results," included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report on Form 10-K.

Services
--------

     The Company developed QUADD as an innovative approach to designing, developing and implementing business solutions. QUADD is a highly disciplined, integrated, workshop-oriented methodology which emphasizes short cycle times and fixed-price, fixed-timeframe projects. QUADD uses a high level of client interaction to achieve timely delivery of high quality, flexible solutions to meet the client's business needs.

     The QUADD process consists of the following four stages, each of which integrates the disciplines of strategy, process and technology: RIP(R) workshop, Design, Implementation and Production. The RIP (Rapid Implementation Plan) workshop is designed to rapidly identify the client's needs and develop a strategy and action plan to meet those needs. The Design workshop focuses on outlining the proposed process changes and required software applications. The Implementation stage primarily involves the development and testing of the new applications. The Production stage primarily involves the maintenance, enhancement and support of the solution after it has been installed and is operational.

     While the QUADD process is designed as an integrated approach, each stage represents a separate contractual commitment and concludes with the delivery of a discrete value-added deliverable. Clients are able to elect at each stage whether to proceed to the next stage of the process. Fees for most client engagements which involve the completion of all stages of the QUADD process range from approximately $750,000 to $5,000,000.

     RIP WORKSHOP. The RIP (Rapid Implementation Plan) workshop is designed to rapidly identify the client's needs and develop a strategy and action plan to meet those needs. A team of Sapient personnel leads the RIP workshop at one of the Company's 21 Design Centers located throughout its offices. A cross-functional team of executives, managers and end-users from the client's various business and technical units works with the Sapient team to create a common vision, goal and action plan.

     The RIP workshop uses visual tools and approaches, including process matrices, prototyping and electronic storyboards, to help clients articulate their needs more clearly than with traditional interview methods. The RIP workshop employs rapid iteration and prioritization to focus on those aspects of a solution that will provide the greatest business benefit and generally concludes with consensus on the following key items: a clear statement of the client's business need; a statement of vision that addresses the business need; a plan to achieve the vision; a visual representation of the solution; and a cost/benefit analysis of, and if appropriate, a business justification for proceeding with, the outlined plan. The client team generally presents an executive summary of the workshop to other senior members of the client's organization. The Company believes these presentations increase the likelihood that the client will proceed to the Design stage.

     DESIGN. In the Design stage, a team consisting of Company and client participants outlines more thoroughly the proposed processes and required software applications. This workshop focuses on functional definition, identifies process redesign opportunities and attempts to synthesize broad-based support for the proposed changes. During this stage, the Company again uses rapid prototyping and electronic storyboards, as well as object modeling techniques, to help the project team iteratively define system functionality, process flows, systems architectures and object models. The Company also uses software and techniques it has developed to help clients visualize batch processes or other difficult to define business processing elements. In addition, during this workshop the project team typically creates a detailed prototype and defines the required system interfaces.

     The client's workshop participants typically present the proposed solution to other members of the client's organization both during and at the end of the Design stage. The Company believes that these client presentations are critical to validating the workshop's results and gaining broad-based support for the proposed changes and also increase the likelihood that the client will commit to complete development of the proposed solution. At the conclusion of Design, the client and the Sapient teams generally have defined a proposed solution to the client's business needs and a detailed plan to develop and implement this solution. At this point, the Company generally delivers to the client a fixed-price, fixed-timeframe proposal for developing and implementing the solution. In addition to pricing and timing, this proposal identifies the critical tasks for the client to complete, such as preparing interfaces to and modifications of legacy systems, preparing, formatting and collecting existing data and testing and verifying the software application.

     IMPLEMENTATION. Implementation primarily involves the development and testing of a new software application, or customization of an existing third-party application or a Sapient software application framework ("Solution Framework"), to meet the client's needs identified during the Design stage.

     A Sapient project manager and system architect manage Sapient's development team, which usually consists of five to thirty people. The project manager tracks the progress of the implementation on a daily basis and senior management reviews each project's progress on a weekly basis by analyzing its expected time to completion as compared to previous estimates. The Sapient development team typically works in a dedicated workspace within the Company's 40 Development Centers located throughout Sapient's offices.

     Throughout the Implementation stage, Sapient and the client work together to ensure that the solution continues to meet the client's business needs. Proposed changes in the scope of the project resulting from a change in the client's needs are analyzed using the QUADD process, and any adjustments to the contract's fixed-price, fixed-timeframe parameters are negotiated in advance of implementing the change.

     During the later parts of the Implementation stage, technical, process, data and organizational changes are integrated into the client's organization. At this time, the Company may also participate in rolling out the application and training end-users as it transitions the solution to the production environment. Implementation generally ends with the delivered software application in use in the client's business.

     PRODUCTION. During the Production stage, the Company maintains, enhances and supports the solution after it has been installed and is operational. Generally, the Company provides at least six months of production support and maintenance after a system has been installed for an additional price. After the initial support period, clients may assume responsibility for on-going support or choose to have Sapient provide these services under a separate fixed-price support agreement. To date, revenues from support/maintenance agreements have not been material to the Company.

Clients; Markets; Competition
-----------------------------

     During 1996, Sapient focused its marketing efforts on clients in the following vertical markets: financial services, telecommunications, energy services, manufacturing, retail, and Governments. Many large organizations in these vertical markets have moved over the past several years to client/server computing and require the type of services provided by the Company. Within these vertical markets, the Company has targeted clients with large scale information access and processing needs. The Company intends to continue to explore opportunities to provide its services in other industry sectors with similar needs.

     The Company has derived, and believes that it will continue to derive, a significant portion of its revenues from a limited number of large clients. In 1996, the Company's five largest clients accounted for approximately 57% of its revenues, Digital Equipment Corporation and Wells Fargo each accounted for more than 10% of such revenues and four clients each accounted for more than 5% of such revenues.

     The markets for the Company's services are highly competitive. The Company believes that it currently competes principally with the internal information systems groups of its prospective clients, as well as with consulting and software integration firms, including Andersen Consulting, the "Big Six" accounting firms, IBM, Cambridge Technology Partners, SHL Systemhouse (a subsidiary of MCI), and Computer Sciences Corporation, and with application software vendors. Many of these companies have significantly greater financial, technical and marketing resources than the Company and generate greater revenues and have greater name recognition than Sapient. In addition, there are relatively low barriers to entry into the Company's markets and the Company has faced and expects to continue to face, additional competition from new entrants into its markets.

     The Company believes that the principal competitive factors in its markets include quality of service and deliverables, speed of development and implementation, price, project management capability and technical and business expertise. The Company believes it competes favorably with respect to these factors and that its QUADD methodology, focus on providing high-quality solutions to client business needs and fixed-price, fixed-timeframe contracting practices distinguish it from its competitors. In addition, the Company believes that its ability to compete depends in part on a number of competitive factors outside its control, including the ability of its competitors to hire, retain and motivate project managers and other senior technical staff, the development by others of software that is competitive with the Company's products and services and the extent of its competitors' responsiveness to client needs.

Selling and Marketing
---------------------

     During 1996 the Company's dedicated sales force concentrated its efforts on the Company's key vertical markets. The Company believes that focusing on vertical markets will broaden its knowledge and expertise in selected key industries, and generate additional client engagements in these industries.

     A significant amount of the Company's business comes from referrals from existing clients and strong relationship-building within the Company's defined vertical markets. Supporting the sales force in deploying this approach are a variety of marketing activities including attendance at targeted conferences and trade shows, mailings to CIOs and CEOs, private briefings with individual companies, one-day workshops which demonstrate the Company's unique capabilities, and partnerships with other industry players. In addition, the Company employs an outside public relations firm to ensure that the Sapient story is as widely disseminated as possible.

     As of December 31, 1996, the Company's selling and marketing group consisted of 27 employees.

     The Company's services typically require a substantial financial commitment by clients. Sales cycles typically range from two to six months from the time the Company initially meets with a prospective client until the client decides whether to authorize commencement of an engagement. The Company often encounters longer sales cycles with clients in certain industries such as energy services and Governments.

     The Company generally enters into written commitment letters with its clients at or around the time it commences work on a project. These commitment letters generally contemplate that Sapient and the client will subsequently enter into a more detailed agreement. These written commitments and contracts contain varying terms and conditions and the Company does not generally believe it is appropriate to characterize them as consisting of backlog. In addition, because these written commitments and contracts often provide that the arrangement can be terminated with limited advance notice or penalty, the Company does not believe the projects in process at any one time are a reliable indicator or measure of expected future revenues. In the event a client terminates a project, the client usually remains obligated to pay the Company for services performed through the termination date.

Employees
---------

     Management believes that certain key values, namely, client-focused delivery, leadership, openness, and professional growth, are critical to attaining success and has developed a strong corporate culture around these values. To encourage the achievement of these values, Sapient rewards teamwork and promotes individuals who demonstrate these values. Also, the Company has an intensive orientation program for new employees, a variable compensation system centered around these values, and an internal team dedicated to defining, tracking and promoting these core values. The Company believes that its growth and success are attributable in large part to the high caliber of its employees and the Company's commitment to maintain the values on which its success has been based. The Company believes that it has been successful in its efforts to attract and retain the number and quality of professionals needed to support present operations and anticipated growth, in part because of its emphasis on training and its QUADD methodology, which allows employees to progress with one client through multiple phases of a project. The Company intends to continue to recruit, hire and promote employees who share the Company's values.

     There is significant competition for employees with the skills required to perform the services the Company offers. Qualified project managers and senior technical staff are in great demand and are likely to remain a limited resource for the foreseeable future.

     As of December 31, 1996, the Company had 493 full-time employees, comprised of 395 project personnel, 71 employees in finance and administration and 27 employees in selling and marketing. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

     The Company's success will depend in large part upon the continued services of a number of key employees, including its founders and Co-Chairman of the Board/Co-Chief Executive Officers, Jerry A. Greenberg and J. Stuart Moore. The Company does not have an employment contract with either of Messrs. Greenberg or Moore or with any of the Company's other key personnel.

Intellectual Property Rights
----------------------------

     The Company relies upon a combination of trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws, to protect its proprietary rights. The Company enters into confidentiality agreements with its employees, generally requires that its consultants and clients enter into such agreements, and limits access to and distribution of its proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

     The Company's business generally involves the development of software applications for specific client engagements. Ownership of such software is the subject of negotiation and is frequently assigned to the client, with the Company frequently retaining a license for certain uses. The Company also develops Solution Frameworks and it is the Company's strategy to retain significant ownership or marketing rights to these Solution Frameworks and to build Solution Frameworks which it can market and adapt through further customization for future client projects.

     Certain clients have prohibited the Company from marketing the applications developed for them for specified periods of time or to specified third parties and there can be no assurance that clients will not continue to demand similar or other restrictions in the future. Issues relating to the ownership of and rights to use software applications and frameworks can be complicated and there can be no assurance that disputes will not arise that affect the Company's ability to resell or reuse such applications and frameworks.

     In connection with Implementation stage projects which use previously developed Solution Frameworks, the Company may, in certain cases, obtain a license fee from the client for use of the Framework and a development fee from such client for any required additional customization of the framework. A portion of the license fee will generally be paid as a royalty to the client for which the original Framework was developed pursuant to such original client's agreement with the Company.

ITEM 2.   PROPERTIES
          ----------

     The Company's headquarters and principal administrative, finance, selling and marketing operations are located in approximately 70,000 square feet of leased office space in Cambridge, Massachusetts. During 1996, the Company also leased office space of approximately 35,000 square feet in metropolitan New York and 20,000 square feet in San Francisco, California.

     During 1996, the Company also occupied temporary office space of approximately 4,000 square feet in Chicago, Illinois, and is presently negotiating a lease for approximately 40,000 square feet of permanent space. In January 1997, the Company opened an additional office in Atlanta, Georgia, occupying approximately 9,150 square feet and is negotiating a lease for additional space. The Company expects that additional space will be required as it expands its business and believes that it will be able to obtain suitable space as needed.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     In April 1996, John Adler, a former employee of the Company (the "Plaintiff") commenced suit against the Company and certain of its executive officers, both individually and in their capacities as officers of the Company, in Middlesex Superior Court, Commonwealth of Massachusetts. The Plaintiff's complaint alleged, among other things, wrongful termination of his employment. In addition to seeking unspecified damages, the Plaintiff is demanding that the Company issue to him 35,000 shares of the Company's Common Stock pursuant to certain stock options that had previously been granted to him. In addition, in May 1996, the Plaintiff informed the Company that he believes he is owed additional shares of Common Stock pursuant to a purported oral option agreement for fully vested shares. Management denies that it breached any obligations or duties to the Plaintiff and believes that the Company has meritorious defenses (including that a substantial number of the 35,000 shares subject to the stock options that were granted to the Plaintiff had not vested in accordance with their terms at the time the Plaintiff's employment was terminated by the Company).

     In August 1996, the court allowed the Company's motion to compel arbitration of the Plaintiff's claims and the Plaintiff's claims are now proceeding in arbitration. The Company intends to vigorously defend the Plaintiff's claims. Although the Company does not expect this case to have a material adverse effect on the Company's business, operating income or financial condition, an adverse judgment or settlement could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment or settlement occurs.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     Not Applicable.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS
          -------------------------------------------------

     (a) The following information contained in the 1996 Annual Report to Shareholders (the "1996 Annual Report") which is filed as an Exhibit hereto and is incorporated herein:

          (i) The market prices of the Company's Common Stock included with the Selected Financial Data; and

          (ii) Footnote (1) to "Selected Financial Data."

     (b)  Recent Sales of Unregistered Securities

          Since January 1, 1996, the Company issued and sold a total of 373,590 shares of Common Stock (including shares of Non-Voting Common Stock issued prior to the closing of its initial public offering) to 70 employees and consultants of the Company pursuant to the exercise of stock options or stock awards which were not registered under the Securities Act. Upon the closing of the Company's initial public offering in April 1996, all outstanding shares of Non-Voting Common Stock were converted into shares of Common Stock. The aggregate consideration paid upon the exercise of the underlying options was approximately $151,642. These shares were offered and issued in reliance upon the exemptions from registration set forth in Sections 3(a)(9), 3(b) and 4(2) of the Securities Act and Rule 701 under the Securities Act. No underwriters were engaged in connection with any of the foregoing sales of securities.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

     The response to this Item is contained in the 1996 Annual Report under the caption "Selected Financial Data" and is incorporated herein.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------

     The response to this Item is contained in the 1996 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     The Consolidated Financial Statements and supplementary data set forth in
Item 14 are incorporated herein.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE
          ------------------------------------------------

     None.


                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     A. Directors
        ---------

     The response to this Item regarding the directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's officers and directors is contained in the Proxy Statement for the 1997 Annual Meeting of Shareholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein.

     B. Executive Officers of the Company
        ---------------------------------

     Below is the name, age and principal occupations for the last five years of each current executive officer of the Company. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Jerry A. Greenberg   -   Mr. Greenberg co-founded the Company in 1991 and has
31                       served as Co-Chairman of the Board of Directors and
                         Co-Chief Executive Officer and as a director since the Company's inception.

J. Stuart Moore      -   Mr. Moore co-founded the Company in 1991 and has served
35                       as Co-Chairman of the Board of Directors and Co-Chief
                         Executive Officer and as a director since the Company's inception.

Sheeroy Desai        -   Mr. Desai joined the Company in September 1991 and has
31                       served as Executive Vice President since September
                         1994. Mr. Desai is responsible for the management of the Company's metropolitan New York and Atlanta offices. From September 1990 to September 1991,
                         Mr. Desai was a senior consultant at YACC, Inc., a client/server software tools company.

Susan D. Johnson     -   Ms. Johnson joined the Company as Chief Financial
31                       Officer in February 1994. From April 1991 to February
                         1994, Ms. Johnson was employed by Bitstream, Inc., a software company, where she served in various finance positions prior to becoming Chief Financial Officer.
                         Prior to joining Bitstream, from June 1987 to April
                         1991, Ms. Johnson was a senior accountant at Arthur
                         Andersen & Company, an international accounting firm.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The response to this Item is contained in the Proxy Statement for the 1997 Annual Meeting of Shareholders under the captions "Director Compensation" and "Compensation of Executive Officers" and is incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
          ---------------------------------------------------

     The response to this Item is contained in the Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The response to this Item is contained in the Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Compensation of Executive Officers" and is incorporated herein.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K
          ------------------------------------------------------

14(a)(1)  FINANCIAL STATEMENTS

          The documents listed below are incorporated herein by reference to the Company's 1996 Annual Report to Shareholders and are incorporated herein by reference to Item 8 hereof:

          Consolidated Balance Sheets - December 31, 1995 and 1996.

          Consolidated Statements of Income for the fiscal years ended December 31, 1994, 1995 and 1996.

          Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1994, 1995 and 1996.

          Consolidated Statements of Shareholders' Equity for the fiscal years ended December 31, 1994, 1995 and 1996.

          Notes to Consolidated Financial Statements.

          Report of Independent Auditors.

14(a)(2)  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or are not applicable.

14(a)(3)  EXHIBITS
          --------

     The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. The Company has identified with an asterisk in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 14(c) of Form 10-K.

14(b) REPORTS ON FORM 8-K.

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SAPIENT CORPORATION



                                             By: /s/ Jerry A. Greenberg
                                                 ------------------------------
                                                 Jerry A. Greenberg
                                                 Co-Chairman of the Board
                                                 and Co-Chief Executive Officer


Dated:   March 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

             Signature                 Title                          Date
             ---------                 -----                          ----

Principal Executive
Officers:


/s/ Jerry A. Greenberg        Co-Chairman of the Board,          March 25, 1997
------------------------      Co-Chief Executive Officer and
Jerry A. Greenberg            Secretary



/s/ J. Stuart Moore           Co-Chairman of the Board,          March 25, 1997
------------------------      and Chief Executive Officer
J. Stuart Moore

Principal Financial and
Accounting Officer:


/s/ Susan D. Johnson          Chief Financial Officer            March 25, 1997
------------------------      and Treasurer
Susan D. Johnson

Directors:
----------


/s/ Jerry A. Greenberg                                           March 25, 1997
--------------------------
Jerry A. Greenberg


/s/ J. Stuart Moore                                              March 25, 1997
--------------------------
J. Stuart Moore


/s/ R. Stephen Cheheyl                                           March 25, 1997
--------------------------
R. Stephen Cheheyl


/s/ Darius W. Gaskins, Jr.                                       March 25, 1997
--------------------------
Darius W. Gaskins, Jr.


/s/ Bruce D. Parker                                              March 25, 1997
--------------------------
Bruce D. Parker



/s/ Carl S. Sloane
--------------------------                                       March 25, 1997
Carl S. Sloane

                                  EXHIBIT INDEX



Exhibit No.                   Description                                   Page
-----------                   -----------                                   ----
 3.1+   --    Amended and Restated Certificate of Incorporation

 3.2+   --    Amended and Restated Bylaws

 4.1+   --    Specimen Certificate for Shares of Common Stock, $.01 par value, of the Registrant

10.1+   --    Lease between the Registrant and One Memorial Drive Limited
              Partnership, dated March 30, 1994, as amended December 5, 1995, for offices at One Memorial Drive, Cambridge, MA.

10.2+   --    Lease between the Registrant and S.P.N.W. Management Associates
              Limited Partnership, dated November 2, 1995, for offices at 10
              Exchange Place, Jersey City, NJ.

10.3+   --    Lease between the Registrant and The Prudential Insurance Company of America, dated July 17, 1995, for offices at 580 California
              Street, San Francisco, CA.

10.4*+  --    1992 Stock Plan

10.5*+  --    1996 Equity Stock Incentive Plan

10.6*+  --    1996 Director Stock Option Plan

10.7*+  --    Executive Bonus Plan for 1996

10.8+   --    Revolving Loan Facility with Fleet Bank of Massachusetts, N.A., dated July 11, 1994, as amended July 1, 1995 and February 15, 1996

10.9++  --    Standard Form Employment Agreement between the Registrant and its Employees

11      --    Computation of Average Number of Shares Outstanding used in
              Determining Primary and Fully Diluted Earnings Per Share

13      --    Such portions of the 1996 Annual Report to Shareholders which have been incorporated by reference in this Annual Report on Form 10-K

21++    --    List of Subsidiaries

23      --    Consent of KPMG Peat Marwick LLP

27      --    Financial Data Schedule

---------------
*  Exhibits filed pursuant to Item 14(c) of Form 10-K.
+ Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-1586).
++ Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-12671).