Form 10-Q
period 1997-03-31
SAPIENT CORP
filed 1997-05-14
CIK 1008817

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______ to ________

         Commission file number: 0-28074

                               Sapient Corporation
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                              04-3130648
------------------------------                               -------------------
 (State or Other Jurisdiction                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

   One Memorial Drive, Cambridge, MA                                02142
----------------------------------------                          ----------
(Address of Principal Executive Offices)                          (Zip Code)


                                  617-621-0200
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                                       N/A
         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -----     -----

         As of May 6, 1997 there were 11,602,915 shares of Common Stock, $.01 par value, outstanding.

                               SAPIENT CORPORATION

                                      INDEX
                                      -----

Part I.  FINANCIAL INFORMATION                                       PAGE NUMBER

  Item 1.  Consolidated Balance Sheets as of December 31, 1996 and        3
           March 31, 1997

           Consolidated Statements of Income for the Three Months         4
           Ended March 31, 1996 and 1997

           Consolidated Statements of Cash Flows for the Three Months     5
           Ended March 31, 1996 and 1997


           Notes to Consolidated Financial Statements                     6-7

  Item 2.  Management's Discussion and Analysis of Financial              8-11
           Condition and Results of Operations



Part II. OTHER INFORMATION


  Item 1.  Legal Proceedings                                              12

  Item 6.  Exhibits and Reports on Form 8-K                               12

Signatures                                                                13


Exhibit 10.1                                                              14-16

Exhibit 11.1                                                              17

Exhibit 27.1                                                              18

                               SAPIENT CORPORATION

                                             Consolidated Balance Sheets



                                                                                December 31,            March 31,
                        Assets                                                      1996                  1997
                        ------                                                  ------------          ------------
                                                                                                       (Unaudited)
Current assets:
    Cash and cash equivalents                                                   $ 49,997,905          $ 45,328,840
    Short term investments                                                         9,540,498            12,481,058
    Accounts receivable, less allowance for
      doubtful accounts of $150,000                                               11,387,576            11,736,621
    Unbilled revenues on contracts                                                 4,673,812             4,525,759
    Deferred income tax asset                                                        188,534               188,534
    Prepaid expenses and other current assets                                        450,885               657,800
                                                                                ------------          ------------
           Total current assets                                                   76,239,210            74,918,612

Property and equipment, net                                                        2,256,635             3,980,324
Other assets                                                                          61,088                61,088
                                                                                ------------          ------------

           Total assets                                                         $ 78,556,933          $ 78,960,024
                                                                                ============          ============

      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                            $     72,419          $     39,854
    Accrued expenses                                                               1,554,473               908,974
    Accrued compensation                                                           2,162,016             1,329,368
    Accrued income taxes payable                                                   1,551,661               959,151
    Deferred revenues on contracts                                                 4,915,681             4,119,491
                                                                                ------------          ------------
           Total current liabilities                                              10,256,250             7,356,838

Deferred income taxes                                                              1,296,171             1,296,171
Other long term liabilities                                                          754,484               837,460
                                                                                ------------          ------------
           Total liabilities                                                      12,306,905             9,490,469
                                                                                ------------          ------------
Stockholders' equity:
    Preferred stock, par value $.01 per share, 5,000,000 authorized and
      none outstanding at December 31, 1996 and March 31, 1997                             -                     -

    Common stock, par value $.01 per share, voting, 40,000,000 shares authorized, 11,492,760 issued at December 31, 1996; 40,000,000
      shares authorized, 11,541,765 shares issued at March 31, 1997                  114,928               115,418
    Additional paid-in capital                                                    54,502,520            55,152,107
    Retained earnings                                                             11,657,580            14,202,030
    Notes receivable from stockholders                                               (25,000)                 --
                                                                                ------------          ------------
    Total stockholders' equity                                                    66,250,028            69,469,555
                                                                                ------------          ------------

           Total liabilities and stockholders' equity                           $ 78,556,933          $ 78,960,024
                                                                                ============          ============


See accompanying notes to consolidated financial statements.

                               SAPIENT CORPORATION

                        Consolidated Statements of Income
                                   (Unaudited)



                                                         Three Months Ended
                                                              March 31,
                                                         1996            1997
                                                     -----------     -----------


Revenues                                            $ 9,267,116     $16,504,104
Operating expenses:
              Project personnel costs                 4,552,035       7,881,231
              Selling and marketing                     466,799       1,067,544
              General and administrative              2,212,824       4,028,586
                                                    -----------     -----------
                          Total operating expenses    7,231,658      12,977,361
              Income from operations                  2,035,458       3,526,743

Interest income, net                                      5,178         525,496
                                                    -----------     -----------
               Income before income taxes             2,040,636       4,052,239

Income taxes                                            816,254       1,507,790
                                                    -----------     -----------
                    Net Income                      $ 1,224,382     $ 2,544,449
                                                    ===========     ===========

Net income per share                                $      0.12     $      0.20
                                                    ===========     ===========

Weighted average common shares and
equivalents outstanding                              10,287,254      12,614,092
                                                    ===========     ===========









See accompanying notes to consolidated financial statements.

                               SAPIENT CORPORATION

                                        Consolidated Statements of Cash Flows
                                                     (Unaudited)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                    1996                 1997
                                                                                ------------         ------------

Cash flows from operating activities:
    Net income                                                                  $  1,224,382         $  2,544,449
    Adjustments to reconcile net income to net cash from
       operating activities:

          Depreciation and amortization                                              150,112              330,244
          Deferred income taxes                                                      303,362                    -

          Changes in assets and liabilities:
             (Increase) decrease in accounts receivable                              202,929             (349,046)

             Decrease (increase) in unbilled revenues on contracts                (1,533,906)             148,053

             Increase in prepaid expenses and other
                 current assets                                                     (361,208)            (206,914)
             Decrease in income tax receivable                                       479,892                    -
             Decrease in other assets                                                 48,923                    -
             Decrease in accounts payable                                           (349,164)             (32,565)
             (Decrease) increase in accrued expenses                               1,269,818             (645,498)
             Decrease in accrued compensation                                        (54,217)            (832,649)
             Decrease in income taxes payable                                              -             (592,510)
             (Decrease) increase in deferred revenues on contracts                    46,429             (796,190)
             Increase in other long term liabilities                                       -               82,976
                                                                                ------------         ------------
                       Net cash (used in) provided by operating activities         1,427,352             (349,650)
                                                                                ------------         ------------

Cash flows from investing activities:
    Purchase of property and equipment                                              (293,811)          (2,053,933)
    Purchase of short term investments                                                     -           (2,940,560)
                                                                                ------------         ------------
                       Net cash used for investing activities                       (293,811)          (4,994,493)
                                                                                ------------         ------------

Cash flows from financing activities:
    Decrease in notes receivable stockholder                                               -               25,000
    Exercise of stock options                                                         10,727               60,567
    Proceeds from employee stock purchase plan                                             -              589,511
    Principal payments on notes payable to bank                                      (91,399)                   -
                                                                                ------------         ------------
                       Net cash provided by (used in) financing activities           (80,672)             675,078
                                                                                ------------         ------------

(Decrease) increase in cash and cash equivalents                                   1,052,869           (4,669,065)

Cash and cash equivalents, at beginning of period                                    378,019           49,997,905
                                                                                ------------         ------------

Cash and cash equivalents, at end of period                                     $  1,430,888         $ 45,328,840
                                                                                ============         ============

Supplemental disclosures for cash flow information:
    Cash paid during the year for income taxes                                  $    175,000         $  2,101,635
                                                                                ============         ============


See accompanying notes to consolidated financial statements.

                               SAPIENT CORPORATION
                   Notes to Consolidated Financial Statements

(1)   BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared by Sapient Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10K. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)   SHORT TERM INVESTMENTS

      Short term investments are available-for-sale securities, which are recorded at fair market value. The difference between fair market value and cost is not material. Realized gains and losses from sales of available-for-sale securities were not material for any period presented.

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

      In February 1997, the Financial Accounting Standards Board issued
         Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No.128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. The impact on diluted net income per share is not expected to be material.

      The Company plans to adopt SFAS No. 128 in its quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.



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

                               SAPIENT CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS





                                    OVERVIEW

         Sapient designs, develops, integrates and implements client/server and Web-based information systems that enable clients to rapidly achieve their business objectives. Sapient delivers its solutions for both enterprise-wide and departmental initiatives on a fixed-price, fixed-timeframe basis using its proprietary QUADD(R) (Quality Design and Delivery) process. QUADD is a workshop-based, rapid development methodology which emphasizes active client participation to help visualize, prioritize and create time-critical business and technology solutions.

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

                              RESULTS OF OPERATIONS

The following table sets forth the percentage of revenues of certain items included in the Company's statements of income:

                                                      Three Months Ended
                                                           March 31,
                                                      1996          1997
                                                      ----          ----
Revenues                                              100%          100%
Operating expenses:
     Project personnel costs                           49            48
     Selling and marketing                              5             7
     General and administrative                        24            24
                                                      ---           ---
          Total operating expenses                     78            79
Income from operations                                 22            21
Interest income                                         -             3
Income taxes                                            9             9
                                                      ---           ---
Net income                                             13%           15%
                                                      ===           ===


REVENUES


         Revenues for the first quarter of 1997 increased 78% over revenues for the first quarter of 1996. The increase in revenues reflects increases in both the size and number of client projects. Unbilled revenues on contracts decreased slightly from $4.7 million at December 31, 1996 to $4.5 million at March 31, 1997 as a result of an improvement in the process for invoicing client design and development projects. In the first three months of 1997, the Company's five largest clients accounted for approximately 47% of its revenues. During this period, two clients each accounted for more than 10% of such revenues.


PROJECT PERSONNEL COSTS

         Project personnel costs consist primarily of salaries and employee benefits for personnel dedicated to client assignments and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense the Company incurs in providing its services. The increase in project personnel costs for the three month period ended March 31, 1997 was primarily due to an increase in project personnel from 232 at March 31, 1996 to 443 at March 31, 1997. Project personnel costs decreased as a percentage of revenues from 49% to 48% for the first three months of 1996 and 1997.

SELLING AND MARKETING

         Selling and marketing costs consist primarily of salaries, employee benefits, travel expenses and promotional costs. In the first quarter of 1997, selling and marketing costs as a percentage of revenues was 7% compared to 5% in the first quarter of 1996. The increase over the first three months between 1996 and 1997 was primarily the result of the Company's decision to expand its selling and marketing group, which grew from 18 employees at March 31, 1996 to 29 employees at March 31, 1997.

GENERAL AND ADMINISTRATIVE

         General and administrative costs consist primarily of expenses associated with the Company's management, finance and administrative groups, including personnel devoted to recruiting and training project personnel, and occupancy costs. The increase in general and administrative costs for the three month period ended March 31, 1997 was primarily due to an increase in costs associated with the employees hired during 1997, along with an increase in occupancy costs related to having three additional offices during the first quarter of 1997. The Company's total headcount increased from 289 at March 31, 1996 to 556 at March 31, 1997. As a percentage of revenues, general and administrative costs remained constant at 24% in both the first quarter of 1996 and 1997. An increase in college hiring costs during the first quarter of 1997 was offset by improved office space utilization.

INTEREST INCOME

         Interest income for the three month period ended March 31, 1997 was derived from the Company's investments, which were primarily tax-exempt, short-term municipal bonds.

PROVISION FOR INCOME TAXES

         Income tax expense represents combined federal and state taxes at an effective rate of 37% for 1997 and 40% for 1996. The decrease in the effective tax rate primarily represents a reduction in the effective federal tax rate due to excess cash being invested in tax-exempt municipal bonds.


                         LIQUIDITY AND CAPITAL RESOURCES

         In April 1996, the Company completed an initial public offering of common stock resulting in net proceeds to the Company of approximately $32.4 million. In October 1996, the Company completed a follow-on offering of common stock resulting in net proceeds of $21.7 million. The Company has a bank revolving line of credit providing for borrowings of up to $5.0 million. Borrowings under this line of credit, which expires on June 30, 1997, are collateralized by the Company's accounts receivable and bear interest at the bank's prime rate. The line of credit includes covenants relating to the maintenance of certain financial ratios, such as minimum net worth and profitability, and prohibits the payment of any dividends. At March 31, 1997, the Company had no bank borrowings outstanding and no material capital commitments.

         Cash and cash equivalents decreased to $45.3 million at March 31, 1997, from $50.0 million at December 31, 1996. The decrease was primarily due to cash invested in additional property and equipment related to office expansions, along with additional cash invested in short-term investments. At March 31, 1997, $12.5 million was invested in tax-exempt, short-term municipal bonds which mature in less than 12 months, compared to $9.5 million which was invested as of December 31, 1996.

         The Company believes that the cash provided from operations, borrowings available under its revolving line of credit and the net proceeds of its public offerings of common stock will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 18 months.

                                     PART II
                                OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

         The Company is in litigation with a former employee who alleges breach of certain contractual obligations resulting from his termination as an employee. Management denies that it breached any obligations or duties to this former employee, and believes that the Company has meritorious defenses. In August 1996, the Company's motion to compel arbitration of these claims was allowed. The Company intends to vigorously contest these claims. Although the Company does not expect the outcome of this claim to have a material adverse effect on the Company's business, results of operations or financial condition, an adverse judgment or settlement could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment or settlement occurs.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     EXHIBITS

                 10.1   1997 Executive Compensation Plan

                 11.1 Computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share.

                 27.1   Financial data schedule.


         (b)     REPORTS ON FORM 8-K.

                 The Company did not file any Reports on Form 8-K during the quarter ended March 31, 1997

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SAPIENT CORPORATION



Date:  May 9, 1997                          By: /s/ JERRY A. GREENBERG
                                                ------------------------------
                                                    Jerry A. Greenberg
                                                    Co-Chief Executive Officer
                                                    Co-Chairman of the Board



Date: May 9, 1997                           By: /s/ SUSAN D. JOHNSON
                                                ------------------------------
                                                    Susan D. Johnson
                                                    Chief Financial Officer