Form 10-Q
period 1997-06-30
SAPIENT CORP
filed 1997-08-13
CIK 1008817

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1997 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from         to
                                        -------    --------

         Commission file number: 0-28074

                               Sapient Corporation
                               -------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                          04-3130648
------------------------------                           --------------------
(State or Other Jurisdiction                              (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

   One Memorial Drive, Cambridge, MA                            02142
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

         As of August 8, 1997 there were 11,675,783 shares of Common Stock, $.01 par value, outstanding.

                              SAPIENT CORPORATION

                                     INDEX

Part I.  Financial Information                                       Page Number

  Item 1.         Consolidated Balance Sheets as of December 31, 1996 and  3
                  June 30, 1997

                  Consolidated Statements of Income for the Three and      4
                  Six Months Ended June 30, 1996 and 1997

                  Consolidated Statements of Cash Flows for the Six Months 5 Ended June 30, 1996 and 1997

                  Notes to Consolidated Financial Statements               6-7

  Item 2.         Management's Discussion and Analysis of Financial        8-11
                  Condition and Results of Operations


Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders               12

Item 6.  Exhibits and Reports on Form 8-K                                  12-13

Signatures                                                                 14

Exhibit 11.1                                                               15

Exhibit 27                                                                 16

                               SAPIENT CORPORATION
                           Consolidated Balance Sheets

                                                                            December 31,      June 30,
                        Assets                                                 1996             1997
                        ------                                             ------------     ------------
                                                                                            (Unaudited)
Current assets:
    Cash and cash equivalents                                              $ 49,997,905     $ 51,848,798
    Short term investments                                                    9,540,498        6,223,775
    Accounts receivable, less allowance for
      doubtful accounts of $150,000 and $350,000 for
      1996 and 1997, respectively                                            11,387,576       13,600,254
    Unbilled revenues on contracts                                            4,673,812        5,749,448
    Deferred income tax asset                                                   188,534          188,534
    Prepaid expenses and other current assets                                   450,885        1,010,706
                                                                           ------------     ------------
           Total current assets                                              76,239,210       78,621,515

Property and equipment, net                                                   2,256,635        4,535,485
Other assets                                                                     61,088           61,088
                                                                           ------------     ------------
           Total assets                                                    $ 78,556,933     $ 83,218,088
                                                                           ============     ============

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                       $     72,419     $    150,368
    Accrued expenses                                                          1,554,473          893,220
    Accrued compensation                                                      2,162,016        2,086,314
    Accrued income taxes payable                                              1,551,661          425,322
    Deferred revenues on contracts                                            4,915,681        4,993,069
                                                                           ------------     ------------
           Total current liabilities                                         10,256,250        8,548,293
Deferred income taxes                                                         1,296,171        1,296,171
Other long term liabilities                                                     754,484          928,293
                                                                           ------------     ------------
           Total liabilities                                                 12,306,905       10,772,757
                                                                           ------------     ------------
Stockholders' equity:
    Preferred stock, par value $.01 per share, 5,000,000 authorized and
      none outstanding at December 31, 1996 and June 30, 1997                        --               --
    Common stock, par value $.01 per share, voting, 40,000,000 shares authorized, 11,492,760 issued at December 31, 1996; 40,000,000
      shares authorized, 11,594,970 shares issued at June 30, 1997              114,928          115,950
    Additional paid-in capital                                               54,502,520       55,233,458
    Retained earnings                                                        11,657,580       17,095,923
    Notes receivable from stockholders                                          (25,000)              --
                                                                           ------------     ------------
    Total stockholders' equity                                               66,250,028       72,445,331
                                                                           ------------     ------------
           Total liabilities and stockholders' equity                      $ 78,556,933     $ 83,218,088
                                                                           ============     ============

See accompanying notes to consolidated financial statements.

                               SAPIENT CORPORATION
                        Consolidated Statements of Income
                                   (Unaudited)

                                                           Three Months Ended            Six Months Ended
                                                                June 30,                      June 30,
                                                         1996            1997          1996           1997
                                                      -----------    -----------    -----------    -----------
Revenues                                              $10,360,397    $18,824,354    $19,627,513    $35,328,458
Operating expenses:
              Project personnel costs                   4,768,991      9,037,372      9,321,026     16,918,603
              Selling and marketing                       574,755      1,055,311      1,041,554      2,122,855
              General and administrative                2,726,224      4,687,173      4,939,048      8,715,759
                                                      -----------    -----------    -----------    -----------
                          Total operating expenses      8,069,970     14,779,856     15,301,628     27,757,217
              Income from operations                    2,290,427      4,044,498      4,325,885      7,571,241
Interest income, net                                      292,533        582,707        297,711      1,108,203
                                                      -----------    -----------    -----------    -----------
               Income before income taxes               2,582,960      4,627,205      4,623,596      8,679,444
Income taxes                                              982,184      1,733,314      1,798,438      3,241,104
                                                      -----------    -----------    -----------    -----------
                    Net Income                        $ 1,600,776    $ 2,893,891    $ 2,825,158    $ 5,438,340
                                                      ===========    ===========    ===========    ===========
Net income per share                                  $      0.13    $      0.23    $      0.25    $      0.43
                                                      ===========    ===========    ===========    ===========
Weighted average common shares and
equivalents outstanding                                12,096,789     12,637,440     11,259,022     12,624,745
                                                      ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                               SAPIENT CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                   1996             1997
                                                                               ------------     ------------
Cash flows from operating activities:
    Net income                                                                 $  2,825,158     $  5,438,340
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                             390,442          820,280
          Deferred income taxes                                                     252,362               --
Changes in assets and liabilities:
             (Increase) in accounts receivable                                     (668,318)      (2,212,678)
             (Increase) in unbilled revenues on contracts                        (2,332,456)      (1,075,636)
             (Increase) in prepaid expenses and other
                 current assets                                                    (187,396)        (559,820)
             Decrease in income tax receivable                                      479,892               --
             Decrease in other assets                                                48,923               --
             Increase in accounts payable                                            99,697           77,949
             Increase (decrease) increase in accrued expenses                     1,092,018         (661,252)
             Increase (decrease) in accrued compensation                            445,248          (75,702)
             Increase (decrease) in income taxes payable                            465,584       (1,126,339)
             Increase in deferred revenues on contracts                             930,535           77,388
             Increase in other long term liabilities                                392,836          173,809
                                                                               ------------     ------------
                       Net cash provided by operating activities                  4,234,525          876,339
                                                                               ------------     ------------
Cash flows provided by investing activities:
    Purchase of property and equipment                                             (870,623)      (3,099,130)
    Net proceeds from maturity of short term investments                                 --        3,316,723
                                                                               ------------     ------------
                       Net cash provided by (used for) investing activities        (870,623)         217,593
                                                                               ------------     ------------
Cash flows provided by financing activities:
    Repayment of notes receivable from stockholder                                   50,000           25,000
    Exercise of stock options                                                       129,888          142,450
    Proceeds from public stock offering                                          32,403,350               --
    Proceeds from employee stock purchase plan                                           --          589,511
    Principal payments on notes payable to bank                                     (93,415)              --
                                                                               ------------     ------------
                       Net cash provided by financing activities                 32,489,823          756,961
                                                                               ------------     ------------
Increase in cash and cash equivalents                                            35,853,725        1,850,893
Cash and cash equivalents, at beginning of period                                   378,019       49,997,905
                                                                               ------------     ------------
Cash and cash equivalents, at end of period                                    $ 36,231,744     $ 51,848,798
                                                                               ============     ============
Supplemental disclosures for cash flow information:
    Cash paid during the period for income taxes                               $    605,600     $  4,348,635
                                                                               ============     ============

See accompanying notes to consolidated financial statements.

                               SAPIENT CORPORATION
                   Notes to Consolidated Financial Statements

(1)      BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared by Sapient Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

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

                              RESULTS OF OPERATIONS

The following table sets forth the percentage of revenues of certain items included in the Company's statements of income:

                                                              Three Months Ended Six Months Ended
                                                                    June 30,        June 30,
                                                                  1996    1997    1996    1997
                                                                  ---     ---     ---     ---
Revenues                                                          100%    100%    100%    100%
Operating expenses:
     Project personnel costs                                       46      48      48      48
     Selling and marketing                                          6       6       5       6
     General and administrative                                    26      25      25      25
                                                                  ---     ---     ---     ---
          Total operating expenses                                 78      79      78      79
Income from operations                                             22      21      22      21
Interest income                                                     2       3       1       3
Income taxes                                                        9       9       9       9
                                                                  ---     ---     ---     ---
Net income                                                         15%     15%     14%     15%
                                                                  ===     ===     ===     ===

REVENUES

         Revenues for the second quarter of 1997 increased 82% over revenues for the second quarter of 1996. For the first six months of the year, revenues increased 80% over the comparable period of the prior year. The increase in revenues reflects increases in both the size and number of client projects. Unbilled revenues on contracts increased from $4.7 million at December 31, 1996 to $5.7 million at June 30, 1997 due to an increase in revenues in 1997. In the second quarter of 1997, the Company's five largest clients accounted for approximately 50% of its revenues. During this period, two clients each accounted for more than 10% of such revenues. For the six month period ended June 30, 1997 the Company's five largest clients accounted for approximately
41% of its revenues. During this period, one client accounted for more than 10% of such revenues.

PROJECT PERSONNEL COSTS

         Project personnel costs consist primarily of salaries and employee benefits for personnel dedicated to client assignments and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense the Company incurs in providing its services. The increase in project personnel costs for the three and six month periods ended June 30, 1997 was primarily due to an increase in project personnel from 276 at June 30, 1996 to 500 at June 30, 1997. Project personnel costs increased as a percentage of revenues from 46% in the second quarter of 1996 to 48% for the second quarter of 1997. This increase reflects lower costs as a percentage of revenues during the quarter ended

June 30, 1996 as a result of high staff utilization during the second quarter of 1996. For the first six months of 1996 and 1997 project personnel costs remained constant at 48% of revenues.

SELLING AND MARKETING

         Selling and marketing costs consist primarily of salaries, employee benefits, travel expenses and promotional costs. In the second quarter of 1996 and 1997, selling and marketing costs as a percentage of revenues was 6%. For the first six months of 1996 and 1997, selling and marketing costs increased from 5% to 6% primarily as a result of the Company's decision to expand its selling and marketing group, which grew from 17 employees at June 30, 1996 to 29 employees at June 30, 1997.

GENERAL AND ADMINISTRATIVE

         General and administrative costs consist primarily of expenses associated with the Company's management, finance and administrative groups, including personnel devoted to recruiting and training project personnel, and occupancy costs. The increase in general and administrative costs for the three month period ended June 30, 1997 was primarily due to an increase in costs associated with the employees hired during 1997, along with an increase in occupancy costs related to having three additional offices during the second quarter of 1997. The Company's total headcount increased from 345 at June 30, 1996 to 621 at June 30, 1997. As a percentage of revenues, general and administrative costs remained constant at 25% for the first six months of both 1996 and 1997. General and administrative costs as a percentage of revenues decreased slightly from 26% to 25% for the three month period ended June 30, 1997 compared to June 30, 1996 as a result of improved space utilization.

INTEREST INCOME

         Interest income for the three and six month periods ended June 30, 1997 was derived from the Company's investments, which were primarily tax-exempt, short-term municipal bonds.

PROVISION FOR INCOME TAXES

         Income tax expense represents combined federal and state taxes at an effective rate of 37% for 1997 and 39% for 1996. The decrease in the effective tax rate primarily represents a reduction in the effective federal tax rate due to excess cash being invested in tax-exempt municipal bonds.


                         LIQUIDITY AND CAPITAL RESOURCES

         In April 1996, the Company completed an initial public offering of common stock resulting in net proceeds to the Company of approximately $32.4 million. In October 1996, the Company completed a follow-on offering of common stock resulting in net proceeds of $21.7 million. The Company has a bank revolving line of credit providing for borrowings of up to $5.0 million. Borrowings under this line of credit, which expires on June 30, 1998, are collateralized by the Company's accounts receivable and bear interest at the bank's prime rate. The line of credit includes covenants relating to the maintenance of certain financial ratios, such as minimum net worth and profitability, and limits the payment of dividends. At June 30, 1997, the Company had no bank borrowings outstanding and no material capital commitments.

         Cash and cash equivalents increased to $51.8 million at June 30, 1997, from $50.0 million at December 31, 1996. The increase was primarily due to cash generated from operations, along with the proceeds from the exercise of stock options. At June 30, 1997, $6.2 million was invested in tax-exempt, short-term municipal bonds which mature in less than 12 months, compared to $9.5 million which was invested as of December 31, 1996.

         The Company believes that the cash provided from operations, borrowings available under its revolving line of credit and the net proceeds of its public offerings of common stock will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 18 months.

                                     PART II
                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Stockholders held on May 7, 1997, the following proposals were adopted by the vote specified below.

----- ------------------------- ------------------ ------------------ ----------------- ------------------
                                                      Against or                             Broker
                                       For             Withheld           Abstain           Non-Votes
----- ------------------------- ------------------ ------------------ ----------------- ------------------
1.    Election of
      Directors - Class I
      Jerry Greenberg                   8,121,722              1,160                 0                  0
      Bruce Parker                      8,121,722              1,160                 0                  0

      Directors-Class II
      (Terms Expire in 1998)
      J. Stuart Moore
      Darius Gaskins, Jr.

      Directors-Class III
      (Terms Expire in 1999)
      Carl S. Sloane
      R. Stephen Cheheyl

----- ------------------------- ------------------ ------------------ ----------------- ------------------
2.    Ratification of KPMG
      Peat Marwick LLP as
      independent auditors              8,121,972                600               310                  0
----- ------------------------- ------------------ ------------------ ----------------- ------------------

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  11.1 Computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share.

                  27.1     Financial data schedule.

         (b)      Reports on Form 8-K.

                  The Company did not file any Reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SAPIENT CORPORATION



Date:  August  12, 1997            By:/   Jerry A. Greenberg
                                      ----------------------
                                          Jerry A. Greenberg
                                          Co-Chief Executive Officer
                                          Co-Chairman of the Board

Date: August  12, 1997             By:/    Susan D. Johnson
                                      ---------------------
                                           Susan D. Johnson
                                           Chief Financial Officer