Form 10-Q
period 1997-09-30
SAPIENT CORP
filed 1997-11-14
CIK 1008817

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1997 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______ to ________

         Commission file number: 0-28074

                               Sapient Corporation
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                                  04-3130648
(State or Other Jurisdiction                                   (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

      One Memorial Drive, Cambridge, MA                                   02142

(Address of Principal Executive Offices)                             (Zip Code)


                                  617-621-0200
              (Registrant's Telephone Number, Including Area Code)


                                       N/A
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         As of November 7, 1997 there were 11,706,591 shares of Common Stock, $.01 par value, outstanding.

                               SAPIENT CORPORATION

                                      INDEX


Part I.     Financial Information                                 Page Number

  Item 1.   Consolidated Balance Sheets as of December 31, 1996 and           3
            September 30, 1997

            Consolidated Statements of Income for the Three and               4
            Nine Months Ended September 30, 1996 and 1997

            Consolidated Statements of Cash Flows for the Nine Months         5
            Ended September 30, 1996 and 1997

            Notes to Consolidated Financial Statements                      6-7

  Item 2.   Management's Discussion and Analysis of Financial              8-11
            Condition and Results of Operations

Part II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K                                 12

Signatures                                                                   13

Exhibit Index                                                                14

                               SAPIENT CORPORATION
                           Consolidated Balance Sheets

                                                                               December 31,  September 30,
               Assets                                                             1996            1997
                                                                               ------------  -------------
                                                                                              (Unaudited)
Current assets:
   Cash and cash equivalents                                                    $49,997,905    $38,783,287

   Short term investments                                                         9,540,498     18,519,133
   Accounts receivable, less allowance for
    doubtful accounts of $150,000 and $350,000 for
    1996 and 1997, respectively                                                  11,387,576     14,439,794
   Unbilled revenues on contracts                                                 4,673,812      6,600,264
   Deferred income taxes                                                            188,534        188,534
   Prepaid expenses and other current assets                                        450,885      1,037,838
                                                                                -----------   ------------
        Total current assets                                                     76,239,210     79,568,850

Property and equipment, net                                                       2,256,635      4,993,169
Other long term assets                                                               61,088         61,088
                                                                                -----------   ------------

        Total assets                                                            $78,556,933    $84,623,107
                                                                                ===========    ===========

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                             $    72,419    $   180,166
   Accrued expenses                                                               1,554,473        880,764
   Accrued compensation                                                           2,162,016      2,903,138
   Accrued income taxes payable                                                   1,551,661        542,955
   Deferred revenues on contracts                                                 4,915,681      2,223,377
                                                                                -----------   ------------
        Total current liabilities                                                10,256,250      6,730,400

Deferred income taxes                                                             1,296,171      1,296,171
Other long term liabilities                                                         754,484        927,073
                                                                                -----------   ------------
        Total liabilities                                                        12,306,905      8,953,644
                                                                                -----------   ------------
Stockholders' equity:
   Preferred stock, par value $.01 per share, 5,000,000 authorized and
     none outstanding at December 31, 1996 and September 30, 1997                     --             --
   Common stock, par value $.01 per share, voting, 40,000,000 shares authorized, 11,492,760 issued at December 31, 1996;
    11,636,653 shares issued at September 30, 1997                                  114,928        116,367
   Additional paid-in capital                                                    54,502,520     55,390,430
   Retained earnings                                                             11,657,580     20,162,666
   Notes receivable from stockholders                                               (25,000)          --
                                                                                -----------   ------------
        Total stockholders' equity                                               66,250,028     75,669,463
                                                                                -----------    -----------

        Total liabilities and stockholders' equity                              $78,556,933    $84,623,107
                                                                                ===========    ===========

See accompanying notes to consolidated financial statements.

                               SAPIENT CORPORATION
                        Consolidated Statements of Income
                                   (Unaudited)



                                                     Three Months Ended                   Nine Months Ended
                                                         September 30,                        September 30,
                                                   1996               1997              1996               1997
                                               -----------        -----------        -----------        -----------
Revenues                                       $11,500,896        $21,990,391        $31,128,409        $57,318,849
Operating expenses:
              Project personnel costs            5,378,551         10,831,967         14,699,577         27,750,569
              Selling and marketing                478,560          1,435,828          1,520,114          3,558,680
              General and administrative         3,187,641          5,312,952          8,126,689         14,028,711
                                               -----------        -----------        -----------        -----------
                   Total operating expenses      9,044,752         17,580,747         24,346,380         45,337,960
      Income from operations                     2,456,144          4,409,644          6,782,029         11,980,889
Interest income                                    328,077            504,731            625,788          1,612,934
                                               -----------        -----------        -----------        -----------
       Income before income taxes                2,784,221          4,914,375          7,407,817         13,593,823
Income taxes                                     1,086,141          1,847,633          2,884,579          5,088,737
                                               -----------        -----------        -----------        -----------
            Net Income                         $ 1,698,080        $ 3,066,742        $ 4,523,238        $ 8,505,086
                                               ===========        ===========        ===========        ===========

Fully-diluted net income per share             $      0.14        $      0.24        $      0.40        $      0.67
                                               ===========        ===========        ===========        ===========

Weighted average common shares and
equivalents outstanding                         12,103,645         12,749,712         11,445,636         12,653,086
                                               ===========        ===========        ===========        ===========


See accompanying notes to consolidated financial statements.

                               SAPIENT CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                        Nine Months Ended
                                                                           September 30,
                                                                      1996              1997
                                                                  ------------      ------------

Cash flows provided by operating activities:
   Net income                                                     $  4,523,238      $  8,505,086
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                   700,979         1,427,655
       Deferred income taxes                                        (1,307,638)             --
   Changes in operating assets and liabilities:
         Increase in accounts receivable                            (4,441,782)       (3,052,218)
         Increase in unbilled revenues on contracts                 (2,552,491)       (1,926,452)
         Increase in prepaid expenses and other
            current assets                                            (327,314)         (586,953)
         Decrease in income tax receivable                             479,892              --
         Decrease in other assets                                       48,923              --
         Increase (decrease) in accounts payable                      (236,884)          107,747
         (Decrease) increase in accrued expenses                       472,291          (673,709)
         Increase in accrued compensation                              970,796           741,122
         (Decrease) increase in income taxes payable                 1,560,000        (1,008,706)
         (Decrease) increase in deferred revenues on contracts         331,834        (2,692,304)
         Increase in other long term liabilities                       573,661           172,589
                                                                  ------------      ------------
                Net cash provided by operating activities              795,505         1,013,857
                                                                  ------------      ------------
Cash flows used for investing activities:
   Purchase of property and equipment                               (1,393,966)       (4,164,189)
   Purchase of short term investments                               (3,015,120)       (8,978,635)
                                                                  ------------      ------------
                Net cash used for investing activities              (4,409,086)      (13,142,824)
                                                                  ------------      ------------
Cash flows provided by financing activities:
   Repayment of notes receivable from stockholder                       50,000            25,000
   Proceeds from exercise of stock options                             156,479           299,838
   Proceeds from initial public stock offering                      32,403,350              --
   Proceeds from employee stock purchase plan                             --             589,511
   Principal payments on notes payable to bank                         (93,415)             --
                                                                  ------------      ------------
                Net cash provided by financing activities           32,516,414           914,349

(Decrease) increase in cash and cash equivalents                    28,902,833       (11,214,618)

Cash and cash equivalents, at beginning of period                      378,019        49,997,905
                                                                  ------------      ------------

Cash and cash equivalents, at end of period                       $ 29,280,852      $ 38,783,287
                                                                  ============      ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for income taxes                   $  2,256,404      $  6,097,443
                                                                  ============      ============

See accompanying notes to consolidated financial statements.

                               SAPIENT CORPORATION
                   Notes to Consolidated Financial Statements

(1) BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared by Sapient Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

(2) SHORT TERM INVESTMENTS

    Short term investments are available-for-sale securities, which are recorded at fair market value. The difference between fair market value and cost is not material. Realized gains and losses from sales of available-for-sale securities were not material for any period presented.

(3) NET INCOME PER SHARE

    Net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding using the treasury stock method. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, for all periods prior to the Company's initial public offering, such computations include all common and common equivalent shares issued at less than the Company's initial public offering price of $21.00 within twelve months of the offering date as if they were outstanding for all periods presented using the treasury stock method. Fully diluted and primary earnings per share are the same for all periods presented.

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

    The Company will adopt SFAS No. 128 in its quarter ending December 31,
      1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No.
      128.  Early adoption of SFAS No. 128 is not permitted.

(4) CONTINGENT LIABILITIES

    The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

    The Company is in arbitration with a former employee who alleges breach of certain contractual and other violations resulting from his termination as an employee. Management denies that it breached any obligations or duties to this former employee, and asserts that the Company has meritorious defenses. The Company plans to vigorously contest these claims. Although the Company does not expect the claim to have a material adverse effect on the Company's business, results of operations or financial condition, an adverse judgment or settlement could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment or settlement occurs.

                             SAPIENT CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


                                   OVERVIEW

Sapient Corporation is a leading provider of information technology solutions on a fixed-price, fixed-time frame basis which offer innovations in using both client/server and Web-based technologies to ignite business change. Sapient offers a variety of services to help clients rapidly achieve their business objectives. Services include custom software development, package implementation, system support and maintenance, and business and operational consulting using Sapient's proprietary QUADD(R) (Quality Design and Delivery) process. QUADD is a workshop-based methodology that emphasizes active client participation to help visualize, prioritize and create time-critical business and technology solutions.

      To determine its proposed fixed price for a project, the Company uses an internally developed estimation process which takes into account standard billing rates and the risks associated with the particular project, such as the number and type of key functions to be developed, the technological environment and application type to be applied, the project's timetable and the overall technical complexity of the project. Each fixed-price proposal must be approved by a member of the Company's senior management team.

      The Company's revenues and earnings may fluctuate from quarter to quarter based on such factors as the number, size and scope of projects in which the Company is engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, and general economic conditions. In addition, revenues from a large client may constitute a significant portion of the Company's total revenues in any particular quarter.

                            RESULTS OF OPERATIONS

The following table sets forth the percentage of revenues of certain items included in the Company's statements of income:

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                        1996    1997        1996     1997
                                        ----    ----        ----     ----
Revenues                                100%    100%        100%     100%
Operating expenses:
     Project personnel costs             47       49         47       48
     Selling and marketing                4        7          5        6
     General and administrative          28       24         26       25
                                        ----    ----        ----     ----
          Total operating expenses       79       80         78       79
Income from operations                   21       20         22       21
Interest income                           3        2          2        3
Income taxes                              9        8          9        9
                                        ----    ----        ----     ----
Net income                               15%      14%        15%      15%
                                        ====    ====        ====     ====

REVENUES

      Revenues for the third quarter of 1997 increased 91% over revenues for the third quarter of 1996. For the first nine months of the year, revenues increased 84% over the comparable period of the prior year. The increase in revenues reflects increases in both the size and number of client projects. Unbilled revenues on contracts increased from $4.7 million at December 31, 1996 to $6.6 million at September 30, 1997 due primarily to the increase in revenues in 1997. In the third quarter of 1997, the Company's five largest clients accounted for approximately 45% of its revenues, and two clients each accounted for more than 10% of revenues. For the nine month period ended September 30, 1997 the Company's five largest clients accounted for approximately 39% of its revenues, and one client accounted for more than 10% of such revenues.

PROJECT PERSONNEL COSTS

      Project personnel costs consist primarily of salaries and employee benefits for personnel dedicated to client projects, non-reimbursed direct expenses incurred to complete projects and third-party project personnel training. These costs represent the most significant expense the Company incurs in providing its services. The increase in project personnel costs for the three and nine month periods ended September 30, 1997 was primarily due to an increase in project personnel from 350 at September 30, 1996 to 587 at September 30, 1997. Project personnel costs increased as a percentage of revenues from 47% in the third quarter of 1996 to 49% for the third quarter of 1997. This increase was a result of additional investments in project personnel training. Generally, during the third quarter the Company adds the majority of its new college hires, who first complete three weeks of training before being assigned to projects, compared to a two week training program in 1996. For the first nine months of 1996 and 1997 project personnel costs as a percentage of revenues were 47% and 48%, respectively. This increase is attributable to increased investments in project personnel training throughout the year.

SELLING AND MARKETING

      Selling and marketing costs consist primarily of salaries, employee benefits, travel expenses and promotional costs. Selling and marketing costs as a percentage of revenues increased from 4% in the third quarter of 1996 to 7% for the comparable period in 1997 and from 5% to 6% for the first nine months of 1996 and 1997, respectively. This increase is a result of the decision to bring on several senior sales people, along with market specialists to take advantage of the growth opportunities in the vertical market segments the Company serves. Total headcount in the selling and marketing group grew from 20 employees at September 30, 1996 to 35 employees at September 30, 1997.

GENERAL AND ADMINISTRATIVE

      General and administrative costs consist primarily of expenses associated with the Company's management, finance and administrative groups, including personnel devoted to recruiting and internal training, and occupancy costs. The increase in general and administrative costs for the three month period ended September 30, 1997 was primarily due to costs associated with the number of employees hired during 1997, along with an increase in occupancy costs related to having three additional offices during the third quarter of 1997. The Company's total headcount increased from 431 at September 30, 1996 to 721 at September 30, 1997. As a percentage of revenues, general and administrative costs decreased from 26% for the first nine months of 1996 to 25% for the comparable period in 1997. This decrease is a result of improved space utilization. General and administrative costs as a percentage of revenues decreased from 28% to 24% for the three month period ended September 30, 1997 compared to September 30, 1996 primarily as a result of improved space utilization, primarily at our New York and Cambridge offices. In addition, investments made in the Company's internal training teams reduced the costs associated with external training programs.

INTEREST INCOME

      Interest income for the three and nine month periods ended September 30, 1997 was derived from the Company's investments, which were primarily tax-exempt, short-term municipal bonds.

PROVISION FOR INCOME TAXES

      Income tax expense represents combined federal and state taxes at an effective rate of 37% for 1997 and 39% for 1996. The decrease in the effective tax rate primarily represents a reduction in the effective federal tax rate due to excess cash being invested in tax-exempt municipal bonds.

                       LIQUIDITY AND CAPITAL RESOURCES

      In April 1996, the Company completed its initial public offering of common stock resulting in net proceeds to the Company of $32.4 million. In October 1996, the Company completed a follow-on offering of common stock resulting in net proceeds of $21.7 million. The Company has a bank revolving line of credit providing for borrowings of up to $5.0 million. Borrowings under this line of credit, which expires on June 30, 1998, and bear interest at the bank's prime rate. The line of credit includes covenants relating to the maintenance of certain financial ratios, such as minimum net worth and profitability, and limits the payment of dividends. At September 30, 1997, the Company had no bank borrowings outstanding and no material capital commitments.

      Cash and cash equivalents decreased to $38.8 million at September 30, 1997, from $50.0 million at December 31, 1996. The decrease was primarily due to additional cash invested in short term investments, along with investments in property and equipment that was partially offset by cash provided from operations. At September 30, 1997, $18.5 million was invested in tax-exempt, short term municipal bonds which mature in less than 12 months, compared to $9.5 million which was invested as of December 31, 1996.

      The Company believes that the cash provided by operations, borrowings available under its revolving line of credit and the net proceeds from its public offerings of common stock will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 18 months.

                                   PART II
                              OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits - See Exhibit Index

      (b)  Reports on Form 8-K.

           The Company did not file any Reports on Form 8-K during the quarter ended September 30, 1997.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SAPIENT CORPORATION



Date: November 10, 1997                   By:/s/  Jerry A. Greenberg
                                             ------------------------
                                                  Jerry A. Greenberg
                                                  Co-Chief Executive Officer
                                                  Co-Chairman of the Board



Date: November 10, 1997                   By:/s/  Susan D. Johnson
                                             ------------------------------
                                                  Susan D. Johnson
                                                  Chief Financial Officer

                                Exhibit Index

Ex. No.          Description                                                Page

10.1      -      Amendment dated June 30, 1997 to the Revolving
                 Loan Facility with Fleet Bank of Massachusetts, N.A., dated July 11, 1994 (filed as Exhibit 10.8 to the
                 Company's Registration Statement on Form S-1; File
                 No. 333-1586).

10.2      -      Lease between the Company and Adams Family LLC
                 dated March 28, 1997 for offices at 200 West
                 Adams Street, Chicago, Illinois.

10.3      -      Second Amendment to Lease dated April 1997
                 between the Company and One Memorial Drive
                 Limited Partnership dated March 30, 1994, as amended, for offices at One Memorial Drive, Cambridge, MA (filed as Exhibit 10.1 to the
                 Company's Registration Statement on Form S-1;
                 File No. 333-1586).

10.4      -      Assignment and Assumption of 101 California
                 Lease dated as of December 9, 1996 between the Company and Tri Valley Growers, for offices at 101 California St., San Francisco, CA.

10.5      -      Sublease dated as of December 20, 1996 between
                 the Company and Dreman Value Advisors, Inc. for offices located at 10 Exchange Place, Jersey
                 City, NJ.

10.6      -      Sublease dated as of August 6, 1997 between the
                 Company and Fleet Bank, N.A. for offices located at 10 Exchange Place, Jersey City, NJ.

10.7      -      Sub-Sublease Agreement between the Company and
                 Metro Provider Service Corporation dated as of
                 April 1, 1997, for office space at 200 West
                 Adams, Chicago, IL.

11.1      -      Computation of weighted average number of shares
                 outstanding used in determining primary and fully diluted earnings per share.

27.1      -      Financial data schedule.