Form 10-K405
period 1997-12-31
SAPIENT CORP
filed 1998-03-13
CIK 1008817

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
                    TO SECTIONS 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     (Mark One)
       X   Annual Report Pursuant to Section 13 or 15(d) of the Securities
     ----- Exchange Act of 1934
           For the fiscal year ended December 31, 1997
                                       or
     ----- Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934
           For the transition period from ________ to ___________

                         Commission File Number 0-28074

                               SAPIENT CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                         04-3130648
     -------------------------------                         -------------------
     (State or other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

        One Memorial Drive, Cambridge, MA                           02142
     ----------------------------------------                -------------------
     (Address of Principal Executive Offices)                     (Zip Code)

                                 (617) 621-0200
               --------------------------------------------------
               Registrant's Telephone Number, Including Area Code

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:


                     Common Stock, $.01 Par value per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $422,700,000 on February 27, 1998 based on the last reported sale price of the Company's Common Stock on the Nasdaq National Market on February 27, 1998. There were 24,361,540 shares of Common Stock outstanding as of February 27, 1998.


                           --------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 1998 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Report.

                               SAPIENT CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

PART I                                                                  Page No.
                                                                        --------
         Item 1.  Business                                                    1
         Item 2.  Properties                                                  7
         Item 3.  Legal Proceedings                                           7
         Item 4.  Submission of Matters to a Vote of Security Holders         7

PART II

         Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters                                         8
         Item 6.  Selected Financial Data                                     9
         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        10
         Item 7A. Quantitative and Qualitative Disclosures
                  About Market Risk                                          13
         Item 8.  Financial Statements and Supplementary Data                14
         Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                     26

PART III

         Item 10. Directors and Executive Officers of the Registrant         26
         Item 11. Executive Compensation                                     27
         Item 12. Security Ownership of Certain Beneficial
                  Owners and Management                                      27
         Item 13. Certain Relationships and Related Transactions             27

PART IV

         Item 14. Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K                                    28

Signatures                                                                   29



               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

      Certain statements contained in this Annual Report on Form 10-K, including information with respect to the Company's future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements. These factors include those set forth in Part I "Business -- Risk Factors."

                                     PART I

         Except as otherwise noted, all information contained herein gives effect to the two-for-one stock split effected by the Company as a 100% stock dividend paid on March 9, 1998 to stockholders of record on February 20, 1998.

ITEM 1.    BUSINESS

GENERAL

         Sapient Corporation ("Sapient" or the "Company") is a leading provider of business and information technology solutions implemented on a fixed-price, fixed-timeframe basis. Using client/server and Web-based technologies, Sapient offers a variety of services designed to help clients rapidly achieve their business objective, including implementation and integration of packaged software solutions, custom software development, implementation of enterprise resource planning ("ERP") systems, production support, and business and operational consulting. Sapient delivers services using its proprietary QUADD (Quality Design and Delivery) process. QUADD is a workshop-based methodology that emphasizes active client participation to help visualize, prioritize and create time-critical business and technology solutions.

         In December 1997, Sapient acquired EXOR Technologies, Inc. ("EXOR"), a Dallas-based consulting and systems integration firm recognized as a leader in implementing ERP solutions using Oracle applications. EXOR operates as a division of the Company and is responsible for driving Sapient's growth in the implementation of full-scale ERP applications.

         The Company's executive offices are located at One Memorial Drive, Cambridge, MA 02142, and its telephone number is (617) 621-0200. Its stock is traded on the Nasdaq National Market under the symbol "SAPE." The Company's Internet address is http://www.sapient.com.


SERVICES

         The Company's services include implementation and integration of packaged software solutions, custom software development, implementation of ERP systems, production support and business and operational consulting.

         Specific client projects may involve writing custom software applications, integrating existing third-party applications or Sapient-developed solutions, or a combination of both. Recent examples of solutions designed by the Company featuring custom developed software include a scaleable, end-to-end retail services system developed to help a national energy and communications company enter the deregulated energy services market and an online, real-time, browser-based small business banking system which allows small business customers of a major financial institution to bank in a secure Web-based environment. As an example of a solution integrating third-party applications, the Company recently worked with a large financial institution to integrate packages from three software vendors with Sapient-developed components in the implementation of an intranet-based enterprise-wide human resources call center.

         Sapient began offering ERP implementation services in December 1997 following its acquisition of EXOR. EXOR is a leader in the implementation of Oracle ERP systems that provide large corporations with infrastructure software to link functions such as purchasing, human resources, manufacturing and administration. EXOR operates as a division of the Company and is intended to drive the Company's growth in the implementation of full-scale ERP applications. Prior to its acquisition by Sapient, EXOR provided services to its customers on a time and materials basis. Sapient intends to begin providing ERP system implementation services on a fixed-price, fixed-timeframe basis.

         The focus of Sapient's business and operational consulting services is to maximize the overall business value for its clients by quickly identifying, developing and implementing high impact strategic actions based on the integration of business and technology solutions. These services are provided in conjunction with design or implementation projects being performed by Sapient for a client.

THE QUADD PROCESS

         Sapient delivers its services using its proprietary QUADD process. The Company employs QUADD as an innovative approach to designing, developing and implementing packaged and custom business solutions. QUADD is a highly disciplined, integrated, workshop-oriented methodology that involves active client participation and is designed to rapidly deliver business applications that improve processes and performance. The Company believes that QUADD offers the following advantages:

          Focus on Improved Business Processes and Information Systems. The Company's approach facilitates the concurrent definition of business processes and information systems, which helps ensure that its clients' business objectives are appropriately addressed by the information systems that Sapient develops or implements.

          Fixed-Price and Fixed-Timeframe. The Company performs its services primarily on a fixed-price, fixed timeframe basis, which the Company believes aligns its objectives with those of its clients.

          Project Prioritization. Through the use of visual tools, the QUADD process enables the Company and its clients to prioritize needed changes in the clients' business and technology systems. Accurate prioritization helps clients maximize the return on their fixed-price investment in the Company's services.

          Short Implementation Timeframes. The Company believes that a rapid time to market for the solutions it develops is important to meet its clients' business objectives. Through the QUADD process, the Company divides, structures and manages the project to reduce the time needed to reach a solution for its clients.

         The QUADD process consists of four stages: RIP workshop, Design, Implementation and Production. The RIP (Rapid Implementation Plan) workshop is designed to rapidly identify the client's needs and develop a strategy and action plan to meet those needs. The Design workshop focuses on outlining the proposed process changes and required information technology solutions. The Implementation stage primarily involves the development and testing of the new solution or enhancements to a third-party packaged software application or existing Sapient-developed solution. The Production stage primarily involves the maintenance, enhancement and support of the solution after it is operational.

         While the QUADD process is designed as an integrated approach, each stage represents a separate contractual commitment and concludes with the delivery of a discrete value-added deliverable. Clients are able to elect at each stage whether to proceed to the next stage of the process. Total fees for most client engagements which involve the completion of all stages of the QUADD process range from approximately $1,000,000 to $7,500,000.

         RIP WORKSHOP. The RIP (Rapid Implementation Plan) workshop is designed to rapidly identify the client's needs and develop a strategy and action plan to meet those needs. A team of Sapient personnel leads the RIP workshop at one of the Company's Design Centers located throughout its offices. A cross-functional team of executives, managers and end-users from the client's various business and technical units works with the Sapient team to create a common vision, goal and action plan.

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

         DESIGN. In the Design stage, a team consisting of Company and client participants outlines more thoroughly the proposed processes and required information technology solutions. This workshop focuses on functional definition, identifies process redesign opportunities and attempts to synthesize broad-based support for the proposed changes. During this stage, the Company again uses rapid prototyping and electronic storyboards, as well as object modeling techniques, to help the project team iteratively define system functionality, process flows, systems architectures and object models. The Company also uses software and techniques it has developed to help clients visualize batch processes or other difficult to define business processing elements. In addition, during this workshop the project team may create a detailed prototype and defines the required system interfaces.

         The client's workshop participants typically present the proposed solution to other members of the client's organization both during and at the end of the Design stage. The Company believes that these client presentations are critical to validating the workshop's results and gaining broad-based support for the proposed changes and also increase the likelihood that the client will commit to complete development of the proposed solution. At the conclusion of Design, the client and the Sapient teams generally have defined a proposed solution to the client's business needs and a detailed plan to implement this solution. This solution may include custom development or enhancements to an existing third-party application or Sapient-developed solution. At this point, the Company generally delivers to the client a fixed-price, fixed-timeframe proposal for implementing the solution. In addition to pricing and timing, this proposal identifies the critical tasks for the client to complete, such as preparing interfaces to and modifications of legacy systems, preparing, formatting and collecting existing data and testing and verifying the software application.

         IMPLEMENTATION. Implementation primarily involves the development and testing of a new software application, or enhancements to an existing third-party application or Sapient-developed solution, to meet the client's needs identified during the Design stage.

         A Sapient project manager and system architect manage the Sapient team, which usually consists of five to thirty people. The project manager tracks the progress of the implementation on a daily basis and senior management reviews each project's progress on a weekly basis by analyzing its expected time to completion as compared to previous estimates. The Sapient development team typically works in a dedicated workspace within one of the Company's Development Centers located throughout Sapient's offices.

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

         During the later parts of the Implementation stage, technical, process, data and organizational changes are integrated into the client's organization. At this time, the Company may also participate in rolling out the application and training end-users as it transitions the solution to the production environment. Implementation generally ends with the delivered solution in use in the client's business.

         PRODUCTION. During the Production stage, the Company maintains, enhances and supports the solution after it has been delivered to the client and used in the Client's operations. After a system has been delivered, the Company generally provides at least six months of production support and maintenance for an additional price. Following the initial support period, Sapient offers these services under a separate fixed-price, multi-year support agreement.

CLIENTS; MARKETS; COMPETITION

         During 1997, Sapient focused its business development efforts on clients in the following key industries: Financial Services, Energy Services, Manufacturing, Communications, and Government. Many large organizations in these industries have moved to client/server or Web-enabled computing over the past several years and require the type of services provided by the Company. Within these industries, the Company has targeted clients with large-scale information access and processing needs.

         The Company has derived, and believes that it will continue to derive, a significant portion of its revenues from a limited number of large clients. In 1997, the Company's five largest clients accounted for approximately 31% of its revenues with three clients each accounting for more than 5% of such revenues. No single client accounted for more than 10% of revenues during 1997.

         The markets for the Company's services are highly competitive. The Company believes that it currently competes principally with consulting and software integration firms, application software vendors and internal information systems groups. Many of these companies have significantly greater financial, technical and marketing resources than the Company and generate greater revenues and have greater name recognition than Sapient. In addition, there are relatively low barriers to entry into the Company's markets and the Company has faced, and expects to continue to face, additional competition from new entrants into its markets.

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

SELLING AND MARKETING

         During 1997, the Company's dedicated business development team, which consisted of 32 employees at December 31, 1997, concentrated its efforts on key industries targeted by the Company. The Company believes that focusing on selected key industries will broaden its knowledge and expertise in these industries and generate additional client engagements.

         A significant amount of the Company's business comes from referrals from existing clients and strong relationship-building within the Company's defined key industries. A variety of marketing activities support the business development team in deploying this approach, including attendance at targeted conferences and trade shows, mailings to CIOs and CEOs, private briefings with individual companies, one-day workshops which demonstrate the Company's unique capabilities, and partnerships with other industry players. In addition, the Company employs an outside public relations firm to ensure that the Sapient story is as widely disseminated as possible.

         The Company's services typically require a substantial financial commitment by clients. Sales cycles typically range from two to six months from the time the Company initially meets with a prospective client until the client decides whether to authorize commencement of an engagement. The Company often encounters longer sales cycles with clients in certain industries such as Government.

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

EMPLOYEES

         Management believes that certain key values, namely, client-focused delivery, leadership, long-term relationships, openness, and professional growth, are critical to attaining success and has developed a strong corporate culture around these values. To encourage the achievement of these values, Sapient rewards teamwork and promotes individuals who demonstrate these values. Also, the Company has an intensive orientation program for new employees, a variable compensation system centered around these values, and an internal team dedicated to defining, tracking and promoting these core values. The Company believes that its growth and success are attributable in large part to the high caliber of its employees and the Company's commitment to maintain the values on which its success has been based. The Company believes that it has been successful in its efforts to attract and retain the number and quality of professionals needed to support present operations and anticipated growth, in part because of its emphasis on training and its QUADD methodology, which allows employees to progress with one client through multiple phases of a project. The Company intends to continue to recruit, hire and promote employees who share the Company's values.


         There is significant competition for employees with the skills required to perform the services the Company offers. Qualified project managers and senior technical staff are in great demand and are likely to remain a limited resource for the foreseeable future.

         As of December 31, 1997, the Company had 817 full-time employees, comprised of 674 project personnel, 111 employees in finance and administration and 32 employees in business development. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.


INTELLECTUAL PROPERTY RIGHTS

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

         A portion of the Company's business involves the development of software applications for specific client engagements. Ownership of such software is the subject of negotiation and is frequently assigned to the client, with the Company frequently retaining a license for certain uses. Certain clients have prohibited the Company from marketing the applications developed for them for specified periods of time or to specified third parties and there can be no assurance that clients will not continue to demand similar or other restrictions in the future. Issues relating to the ownership of and rights to use software applications can be complicated and there can be no assurance that disputes will not arise that affect the Company's ability to resell or reuse such applications.

         In connection with Implementation stage projects which use previously developed Sapient solutions, the Company may, in certain cases, obtain a license fee from the client for use of the Sapient solution and a development fee from such client for any required additional customization. A portion of the license fee will generally be paid as a royalty to the client for which the original Sapient solution was developed pursuant to such original client's agreement with the Company.

RISK FACTORS

         The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time.


     MANAGEMENT OF GROWTH

         The Company's growth has placed significant demands on its management and other resources. The Company's revenues increased approximately 84% in 1997 from $49 million in 1996 to $90 million in 1997. The Company's staff increased from 530 full-time employees at December 31, 1996 to 817 at December 31, 1997. In December 1997, the Company completed the acquisition of EXOR, a consulting and systems integration firm based in Dallas, Texas. The Company's ability to manage its growth effectively will require it to continue to develop and improve its operational, financial and other internal systems, as well as its business development capabilities, to train, motivate and manage its employees and to successfully integrate acquired operations. In addition, the Company's future success will depend in large part on its ability to continue to set fixed-price fees accurately, maintain high rates of employee utilization and maintain project quality. The Company's management has limited experience managing a business of the Company's size or managing a public company. If the Company is unable to manage its growth and projects effectively, such inability could have a material adverse effect on the quality of the Company's services and products, its ability to retain key personnel and its business, financial condition and results of operations.

     NEED TO ATTRACT AND RETAIN PROFESSIONAL STAFF

         The Company's business is labor intensive. The Company's success will depend in large part upon its ability to attract, retain, train and motivate highly-skilled employees, particularly project managers and other senior technical personnel. There is significant competition for employees with the skills required to perform the services the Company offers. Qualified project managers and senior technical staff are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that the Company will be successful in attracting a sufficient number of highly-skilled employees in the future, or that it will be successful in retaining, training and motivating the employees it is able to attract, and any inability to do so could impair the Company's ability to adequately manage and complete its existing projects and to bid for or obtain new projects. If the Company's employees are unable to achieve expected performance levels, the Company's business, financial condition and results of operations could be adversely affected.


     CUSTOMER CONCENTRATION; DEPENDENCE ON LARGE PROJECTS

         The Company has derived, and believes that it will continue to derive, a significant portion of its revenues from a limited number of large clients. In 1997, the Company's five largest clients accounted for approximately 31% of its revenues, with three clients each accounting for more than 5% of such revenues. The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use the Company's services in a subsequent year. The loss of any large client could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, revenues from a large client may constitute a significant portion of the Company's total revenues in a particular quarter.

         Most of the Company's fixed-price contracts are terminable by the client following limited notice and without significant penalty. The cancellation or a significant reduction in the scope of a large project could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, while the QUADD process is designed as an integrated approach, each stage of the QUADD process represents a separate contractual commitment at the end of which the client may elect not to proceed to the next stage. A decision by any large client not to proceed with a project to the stage anticipated by the Company could also have a material adverse effect on the Company's business, financial condition and results of operations.

     VARIABILITY OF QUARTERLY OPERATING RESULTS

         The Company's revenues and earnings may fluctuate from quarter to quarter based on such factors as the number, size and scope of projects in which the Company is engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with projects, employee utilization rates (particularly utilization rates of employees who specialize in certain third-party applications or architectures and of recently hired employees), the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, and general economic conditions. A high percentage of the Company's operating expenses, particularly personnel and rent, are relatively fixed in advance of any particular quarter. As a result, unanticipated variations in the number, or progress toward completion, of the Company's projects or in employee utilization rates may cause significant variations in operating results in any particular quarter and could result in losses for such quarter. An unanticipated termination of a major project, a client's decision not to proceed to the stage of a project anticipated by the Company or the completion during a quarter of several major client projects, could require the Company to maintain underutilized employees and could therefore have a material adverse effect on the Company's business, financial condition and results of operations.

     FIXED-PRICE CONTRACTS

         An important element of the Company's strategy is to enter into fixed-price, fixed-timeframe contracts, rather than contracts in which payment to the Company is determined on a time and materials basis. Consistent with this strategy, the Company intends to provide its ERP system implementation services, which historically have been provided by EXOR on a time and materials basis, on a fixed-price, fixed-timeframe basis. The Company's failure to accurately estimate the resources required for a project (including an ERP system implementation, with respect to which the Company has limited experience) or its failure to complete its contractual obligations in a manner consistent with the project plan upon which its fixed-price, fixed-timeframe contract was based would adversely affect the Company's overall profitability and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has been required to commit unanticipated additional resources to complete certain projects, which has resulted in losses on certain contracts. The Company recognizes that it will experience similar situations in the future. In addition, for certain projects the Company may fix the price before the design specifications are finalized, which could result in a fixed price that turns out to be too low and therefore adversely affect the Company's profitability.

     EMERGING MARKETS; DEPENDENCE ON PRINCIPAL SERVICE OFFERINGS

         The Company has derived a significant portion of its revenues from projects based primarily on client/server and Web-based architectures. These markets are continuing to develop and are subject to rapid change. The Company's near-term success is dependent in part on the continued acceptance of information processing systems using client/server and Web-based architectures. Any factors negatively affecting the acceptance of such technology could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's success will also depend in part on its ability to develop information technology solutions which keep pace with continuing changes in technology, evolving industry standards and changing client preferences. There can be no assurance that the Company will be successful in addressing these developments on a timely basis or that if addressed the Company will be successful in the marketplace. The Company's failure to address these developments could have a material adverse effect on the Company's business, financial condition and results of operations.

     COMPETITION

         The markets for the Company's services are highly competitive. The Company believes that it currently competes principally with consulting and software integration firms, application software vendors and internal information systems groups. Many of these companies have significantly greater financial, technical and marketing resources than the Company and generate greater revenues and have greater name recognition than the Company. In addition, there are relatively low barriers to entry into the Company's markets and the Company has faced, and expects to continue to face, additional competition from new entrants into its markets.

         The Company believes that the principal competitive factors in its markets include quality of service and deliverables, speed of development and implementation, price, project management capability and technical and business expertise. The Company believes that its ability to compete also depends in part on a number of competitive factors outside its control, including the ability of its competitors to hire, retain and motivate project managers and other senior technical staff, the development by others of software that is competitive with the Company's products and services and the extent of its competitors' responsiveness to client needs. There can be no assurance that the Company will be able to compete successfully with its competitors.

     DEPENDENCE ON KEY PERSONNEL

         The Company's success will depend in large part upon the continued services of a number of key employees, including its founders and co-Chairmen of the Board of Directors and co-Chief Executive Officers, Jerry A. Greenberg and
J. Stuart Moore. The Company's employment contracts with Messrs. Greenberg and Moore and with the Company's other key personnel provide that employment is terminable at will by either party. The loss of the services of either of Messrs. Greenberg or Moore or of one or more of the Company's other key personnel could have a material adverse effect on the Company. In addition, if one or more of the Company's key employees resigns from the Company to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on the Company's business, financial condition and results of operations. In the event of the loss of any such personnel, there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of its technical knowledge, practices or procedures by such personnel.

     INTELLECTUAL PROPERTY RIGHTS

         The Company's success is dependent, in part, upon its proprietary QUADD methodology and other intellectual property rights. The Company relies upon a combination of trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect its proprietary rights. The Company enters into confidentiality agreements with its employees, generally requires that its consultants and clients enter into such agreements, and limits access to and distribution of its proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

         A portion of the Company's business involves the development of software applications for specific client engagements. Ownership of such software is the subject of negotiation and is frequently assigned to the client, with the Company frequently retaining a license for certain uses. Issues relating to the ownership of and rights to use software applications can be complicated and there can be no assurance that disputes will not arise that affect the Company's ability to resell or reuse such applications.

         Although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future, or that if asserted any such claim will be successfully defended. A successful claim against the Company could materially and adversely affect the Company's business, financial condition and results of operations.

     CONCENTRATION OF CONTROL

         Messrs. Greenberg and Moore, the Company's co-Chairmen of the Board of Directors and co-Chief Executive Officers, beneficially own approximately 51% of the Company's outstanding Common Stock. As a result, these stockholders have the ability to elect the Company's directors and to determine the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

     EFFECTS OF YEAR 2000 ISSUE

         Although the Company does not believe the Year 2000 issue will have a significant impact on the Company's internal operations or on solutions developed by the Company for clients where the Company has provided an express warranty regarding the Year 2000 issue, there can be no assurance that the Company will not experience interruptions of operations because of Year 2000 problems or become involved in disputes with clients regarding Year 2000 problems involving solutions developed or implemented by the Company or the interaction of such solutions with other applications. Year 2000 problems could require the Company to incur unanticipated expenses, and such expenses could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the purchasing patterns of clients or potential clients may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase services offered by the Company.

     SUSCEPTIBILITY TO GENERAL ECONOMIC CONDITIONS

         The Company's revenues and results of operations will be influenced by general economic conditions prevailing in the United States. In the event of a general economic downturn or a recession in the United States, the Company's clients and potential clients may substantially reduce their information technology and related budgets. Such an economic downturn may materially and adversely affect the Company's business, financial condition and results of operations.

ITEM 2.    PROPERTIES

         The Company's headquarters and principal administrative, finance, selling and marketing operations are located in approximately 88,000 square feet of leased office space in Cambridge, Massachusetts. The Company leases office space of approximately 75,000 square feet in metropolitan New York, and 64,000 square feet in San Francisco, California. In addition, the Company maintains smaller offices in Atlanta, Chicago, Dallas, Los Angeles and Portland, Maine.

ITEM 3.    LEGAL PROCEEDINGS

         Except as set forth below, the Company is not a party to any material pending legal proceedings. The Company is in arbitration with John Adler, a former employee of the Company (the "Plaintiff"), who alleges, among other things, wrongful termination of his employment. In addition to seeking unspecified damages, the Plaintiff is demanding that the Company issue to him 70,000 shares of the Company's Common Stock pursuant to certain stock options that had previously been granted to him. In addition, one month after filing his original complaint, the Plaintiff informed the Company that he believed he is owed additional shares of Common Stock pursuant to a purported oral option agreement for fully vested shares. Management denies that it breached any obligations or duties to the Plaintiff and believes that the Company has meritorious defenses (including that a substantial number of the 70,000 shares subject to the stock options that were granted to the Plaintiff had not vested in accordance with their terms at the time the Plaintiff's employment was terminated by the Company). Mr. Adler commenced suit against the Company and certain of its executive officers, both individually and in their capacities as officers of the Company, in Middlesex Superior Court, Commonwealth of Massachusetts in April 1996. In August 1996, the court allowed the Company's motion to compel arbitration of the Plaintiff's claims. In connection with the arbitration, the Plaintiff agreed to dismiss certain of his claims. The parties are currently engaged in discovery, and the arbitration has been scheduled to begin in September 1998. The Company intends to vigorously defend against the Plaintiff's claims. Although the Company does not expect this case to have a material adverse effect on the Company's business, operating income or financial condition, an adverse judgment or settlement could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment or settlement occurs.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not Applicable.
                                      - 7 -

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

         (a1)  Market Price of Common Stock

     Sapient's Common Stock is quoted on the Nasdaq National Market under the symbol "SAPE". The following table sets forth for the periods indicated the high and low sale prices for Sapient's Common Stock.

                                                               HIGH      LOW
                                                              ------    ------
1996
  Second Quarter (from April 3, 1996).......................  $29.13    $14.63
  Third Quarter.............................................  $23.00    $14.88
  Fourth Quarter............................................  $24.50    $18.50

1997
  First Quarter.............................................  $24.88    $15.56
  Second Quarter............................................  $24.75    $15.00
  Third Quarter.............................................  $30.50    $24.25
  Fourth Quarter............................................  $31.38    $23.88

     On March 12, 1998, the last reported sale price of Sapient's Common Stock was $44.125 per share. As of March 12, 1998, there were approximately 250 holders of record of the Common Stock.

         (a2)   Recent Sales of Unregistered Securities

         In connection with the Company's acquisition of EXOR, the Company issued a total of 611,738 shares of its Common Stock on December 15, 1997 to four former stockholders of EXOR as consideration for all of the outstanding capital stock of EXOR. This transaction was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, because it did not involve a public offering of securities.

         (b) Use of Proceeds. There has been no change to the information previously provided by the Company on Form SR for the period ended July 3, 1996, as amended to date, relating to securities sold by the Company pursuant to Registration Statements on Form S-1 (Registration Nos. 333-1586 and 333-3204), both of which were declared effective on April 3, 1996.

ITEM 6.        SELECTED FINANCIAL DATA



                      SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 1994, 1995, 1996 and 1997 and the Statement of Income Data for the years ended December 31, 1994, 1995, 1996 and 1997 have been derived from the Consolidated Financial Statements for such years, which have been audited by KPMG Peat Marwick LLP, independent auditors. The Balance Sheet Data as of December 31, 1993 and the Statement of Income Data for the year ended December 31, 1993 are derived from the Consolidated Financial Statements for such year which are unaudited due to the restatement to reflect the acquisition of EXOR in 1997 which has been accounted for as a pooling of interests.

                                                     YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------
                                        1997       1996       1995       1994       1993
                                        ----       ----       ----       ----       ----
                                                    (IN THOUSANDS, EXCEPT PER
                                                           SHARE DATA)
STATEMENT OF INCOME DATA(1):
Revenues.............................  $90,360    $49,009    $24,481    $11,796    $ 5,916
Operating expenses:
  Project personnel costs............   43,816     22,985     11,723      4,434      1,940
  Selling and marketing..............    5,893      2,422      1,129        269         90
  General and administrative.........   22,108     14,294      6,733      4,634      2,196
  Acquisition costs..................      560         --         --         --         --
                                       -------    -------    -------    -------    -------
     Total operating expenses........   72,377     39,701     19,585      9,337      4,226
                                       -------    -------    -------    -------    -------
Income from operations...............   17,983      9,308      4,896      2,459      1,690
Interest income......................    2,078      1,098         13          9         --
                                       -------    -------    -------    -------    -------
Income before income taxes...........   20,061     10,406      4,909      2,468      1,690
Income taxes.........................    7,703      3,936      1,995        879        691
                                       -------    -------    -------    -------    -------
Net income...........................  $12,358    $ 6,470    $ 2,914    $ 1,589    $   999
                                       =======    =======    =======    =======    =======
Basic net income per share...........  $  0.52    $  0.30    $  0.16    $  0.08    $  0.06
                                       =======    =======    =======    =======    =======
Diluted net income per share.........  $  0.47    $  0.27    $  0.14    $  0.08    $  0.05
                                       =======    =======    =======    =======    =======
Weighted average common shares.......   23,996     21,631     18,275     18,777     17,841
Weighted average common share
  equivalents........................    2,083      2,425      2,851      2,065      2,355
                                       -------    -------    -------    -------    -------
Weighted average common shares and
  common share equivalents...........   26,079     24,056     21,126     20,842     20,196
                                       =======    =======    =======    =======    =======

                                                          DECEMBER 31,
                                       ---------------------------------------------------
                                        1997       1996       1995       1994       1993
                                        ----       ----       ----       ----       ----
                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital......................  $76,385    $66,201    $ 5,785    $ 1,894    $ 1,139
Total assets.........................   98,013     79,687     12,893      6,898      2,450
Long-term debt, less current
  portion............................       --         --        189        132        145
Total stockholders' equity(2)........   81,999     66,793      5,595      2,663      1,163

---------------
(1) This selected consolidated financial data gives retroactive effect to the Company's acquisition of EXOR in December 1997, which has been accounted for as a pooling of interests. As a result of this business combination, the financial information shown above has been restated to include the accounts and results of operations of EXOR for all periods presented. See Note 12 of Notes to Consolidated Financial Statements.

(2) The Company has never declared or paid any cash dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Sapient provides its services primarily on a fixed-price, fixed-timeframe basis. To determine its proposed fixed price for a project, the Company uses an internally developed estimation process which takes into account standard billing rates and the risks associated with the particular project, such as the number and type of key functions to be developed, the technology environment and application type to be applied, the project's timetable and the overall technical complexity of the project. Each fixed-price proposal must be approved by a member of the Company's senior management team.

     The Company's revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which the Company is engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, and general economic conditions and other factors. In addition, revenues from a large client may constitute a significant portion of the Company's total revenues in a particular quarter.

     On December 15, 1997, the Company acquired all of the outstanding common stock of EXOR in exchange for 611,738 shares of Sapient Common Stock. The Company's financial statements have been restated for all periods presented to reflect the acquisition of EXOR, which has been accounted for as a pooling of interests.

     On January 29, 1998, the Company declared a two-for-one stock split effected as a 100% stock dividend paid on March 9, 1998 to all stockholders of record on February 20, 1998. The Company's financial statements have been restated for all periods presented to reflect the effect of the stock dividend.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues of certain items included in the Company's consolidated statements of income:

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                              1997        1996        1995
                                                              ----        ----        ----
Revenue.....................................................  100%        100%        100%
Operating expenses:
  Project personnel costs...................................   48          47          48
  Selling and marketing.....................................    7           5           5
  General and administrative................................   24          29          27
  Acquisition costs.........................................    1          --          --
                                                              ---         ---         ---
     Total operating expenses...............................   80          81          80
Income from operations......................................   20          19          20
Interest income.............................................    2           2          --
Income taxes................................................    8           8           8
                                                              ---         ---         ---
Net income..................................................   14%         13%         12%
                                                              ===         ===         ===

YEARS ENDED DECEMBER 31, 1997 AND 1996

  REVENUES

     Revenues for 1997 increased 84% over revenues for 1996. The increase in revenues reflected increases in both the size and number of client projects. The increase in unbilled revenues on contracts from $4.7 million at December 31, 1996 to $9.1 million at December 31, 1997 was primarily due to the increase in revenues in 1997. In 1997, the Company's five largest clients accounted for approximately 31% of its revenues, no client accounted for more than 10% of such revenues and three clients each accounted for more than 5% of such revenues. In 1996, the Company's five largest clients accounted for approximately 52% of its revenues, two clients each accounted for more than 10% of such revenues and four clients each accounted for more than 5% of such revenues.

  PROJECT PERSONNEL COSTS

     Project personnel costs consist primarily of salaries and employee benefits for personnel dedicated to client projects, non-reimbursed direct expenses incurred to complete projects and third-party project personnel training. These costs represent the most significant expense the Company incurs in providing its services. The increase in project personnel costs for the year ended December 31, 1997 was primarily due to an increase in project personnel from 427 at December 31, 1996 to 674 at December 31, 1997. Project personnel costs increased slightly as a percentage of revenues from 47% in 1996 to 48% in 1997. The increase was mainly due to investments in training and higher non-reimbursable travel and relocation fees due to the opening of three additional offices in the beginning of 1997.

  SELLING AND MARKETING

     Selling and marketing costs consist primarily of salaries, employee benefits and travel expenses of selling and marketing personnel and promotional costs. Selling and marketing costs as a percentage of revenues increased from 5% in 1996 to 7% in 1997. This increase, as well as the dollar increase, was mainly due to the Company's decision to expand its selling and marketing group, which grew from 27 employees at December 31, 1996 to 32 employees at December 31, 1997.

  GENERAL AND ADMINISTRATIVE

     General and administrative costs consist primarily of expenses associated with the Company's executive management, finance and administrative groups, including personnel devoted to recruiting and training project personnel, and occupancy costs. The increase in general and administrative costs for 1997 compared to 1996 was primarily due to an increase in the incremental costs associated with the additional employees hired during 1997. The Company's total headcount increased from 530 at December 31, 1996 to 817 at December 31, 1997. As a percentage of revenues, general and administrative costs were 24% in 1997, compared to 29% in 1996. The decrease as a percentage of revenues in 1997 was primarily a result of non-cash compensation charges in 1996, lower cash compensation bonuses paid to EXOR executives in 1997 and improved space utilization.

  ACQUISITION COSTS

     The Company incurred a one-time charge of approximately $560,000 in the fourth quarter of 1997 for costs associated with the EXOR acquisition.

  INTEREST INCOME

     Interest income for 1997 consisted of interest earned on the proceeds of the Company's initial and follow-on public offerings of Common Stock, which were invested primarily in tax-exempt, short term municipal bonds.

  PROVISION FOR INCOME TAXES

     Income tax expense represents combined federal and state income taxes at an effective rate of 38.4% for 1997 and 37.8% for 1996. The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas with varying country, state, and local income tax rates.

YEARS ENDED DECEMBER 31, 1996 AND 1995

  REVENUES

     Revenues for 1996 increased 100% over revenues for 1995. The increase in revenues reflected increases in both the size and number of client projects. The increase in unbilled revenues on contracts from $2.3 million at December 31, 1995 to $4.7 million at December 31, 1996 was primarily due to the increase in revenues in 1996. In 1996, the Company's five largest clients accounted for approximately 52% of its revenues, two clients each accounted for more than 10% of such revenues and four clients each accounted for more than 5% of such revenues. In 1995, revenues derived from the Company's five largest clients accounted for approximately 52% of its revenues, three clients each accounted for more than 10% of such revenues and two clients each accounted for more than 5% of such revenues.

  PROJECT PERSONNEL COSTS

     Project personnel costs consist primarily of salaries and employee benefits for personnel dedicated to client projects, fees paid to subcontractors for work performed in connection with projects, and direct expenses incurred to complete projects that were not reimbursed by the client. The increase in project personnel costs for the year ended December 31, 1996 was primarily due to an increase in project personnel from 233 at December 31, 1995 to 427 at December 31, 1996. Project personnel costs decreased slightly as a percentage of revenues from 48% for 1995 to 47% for 1996. The decrease was mainly due to higher utilization of EXOR project personnel, combined with an increase in their effective billing rates during 1996.

  SELLING AND MARKETING

     Selling and marketing costs consist primarily of salaries, employee benefits, travel expenses and promotional costs. Selling and marketing costs as a percentage of revenues remained constant at 5% for 1995 and 1996. The dollar increase in 1996 was mainly due to the Company's decision to expand its selling and marketing group which grew from 13 employees at December 31, 1995 to 27 employees at December 31, 1996.

  GENERAL AND ADMINISTRATIVE

     General and administrative costs consist primarily of expenses associated with the Company's executive management, finance and administrative groups, including personnel devoted to recruiting and training project personnel, and occupancy costs. The increase in general and administrative costs for 1996 compared to 1995 was primarily due to an increase in the incremental costs associated with the additional employees hired during 1996. The Company's total headcount increased from 271 at December 31, 1995 to 530 at December 31, 1996. As a percentage of revenues, general and administrative costs were 29% in 1996, compared to 27% in 1995. The increase as a percentage of revenues in 1996 was primarily a result of non-cash compensation charges in 1996.

                                     - 11 -
 -

  INTEREST INCOME

     Interest income for 1996 consisted of interest earned on the proceeds of the Company's initial and follow-on public offerings of Common Stock, which were invested primarily in tax-exempt, short term municipal bonds.

  PROVISION FOR INCOME TAXES

     Income tax expense represented combined federal and state income taxes at an effective rate of 37.8% for 1996 and 40.6% for 1995. The decrease in the effective tax rate primarily reflects reduced federal taxes due to excess cash being invested in tax-exempt municipal bonds.

QUARTERLY FINANCIAL RESULTS

     The following tables set forth certain unaudited quarterly results of operations of the Company for 1996 and 1997. In the opinion of management, this information has been prepared on the same basis as the audited Consolidated Financial Statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

                                                        THREE MONTHS ENDED (UNAUDITED)
                                                  -------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                    1996        1996       1996        1996
                                                  ---------   --------   ---------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues........................................   $10,011    $11,483     $12,952    $14,563
Operating expenses:
Project personnel costs.........................     4,832      5,193       5,928      7,032
Selling and marketing...........................       481        617         506        818
General and administrative......................     2,671      3,360       3,839      4,424
Acquisition costs...............................        --         --          --         --
                                                   -------    -------     -------    -------
    Total operating expenses....................     7,984      9,170      10,273     12,274
Income from operations..........................     2,027      2,313       2,679      2,289
Interest income (expense).......................       (3)        286         322        493
                                                   -------    -------     -------    -------
Income before income taxes......................     2,024      2,599       3,001      2,782
Income taxes....................................       810        988       1,168        970
                                                   -------    -------     -------    -------
Net income......................................   $ 1,214    $ 1,611     $ 1,833    $ 1,812
                                                   =======    =======     =======    =======
Basic net income per share......................   $  0.06    $  0.07     $  0.08    $  0.08
                                                   =======    =======     =======    =======
Diluted net income per share....................   $  0.06    $  0.06     $  0.07    $  0.07
                                                   =======    =======     =======    =======

                                                        THREE MONTHS ENDED (UNAUDITED)
                                                  -------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                    1997        1997       1997        1997
                                                  ---------   --------   ---------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues........................................   $18,180    $20,799     $24,416    $26,965
Operating expenses:
Project personnel costs.........................     8,674      9,995      12,150     12,997
Selling and marketing...........................     1,121      1,138       1,544      2,090
General and administrative......................     4,576      5,241       5,808      6,483
Acquisition costs...............................        --         --          --        560
                                                   -------    -------     -------    -------
    Total operating expenses....................    14,371     16,374      19,502     22,130
Income from operations..........................     3,809      4,425       4,914      4,835
Interest income (expense).......................       517        571         483        507
                                                   -------    -------     -------    -------
Income before income taxes......................     4,326      4,996       5,397      5,342
Income taxes....................................     1,620      1,900       2,077      2,106
                                                   -------    -------     -------    -------
Net income......................................   $ 2,706    $ 3,096     $ 3,320    $ 3,236
                                                   =======    =======     =======    =======
Basic net income per share......................   $  0.11    $  0.13     $  0.14    $  0.13
                                                   =======    =======     =======    =======
Diluted net income per share....................   $  0.10    $  0.12     $  0.13    $  0.12
                                                   =======    =======     =======    =======

                                                       AS A PERCENTAGE OF TOTAL REVENUES
                                                  -------------------------------------------
                                                        THREE MONTHS ENDED (UNAUDITED)
                                                  -------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                    1996        1996       1996        1996
                                                  ---------   --------   ---------   --------
Revenues........................................     100%       100%        100%       100%
Operating expenses:
Project personnel costs.........................      48         45          46         48
Selling and marketing...........................       5          5           4          6
General and administrative......................      27         30          29         30
Acquisition costs...............................
                                                     ---        ---         ---        ---
    Total operating expenses....................      80         80          79         84
Income from operations..........................      20         20          21         16
Interest income (expense).......................      --          3           2          3
                                                     ---        ---         ---        ---
Income before income taxes......................      20         23          23         19
Income taxes....................................       8          9           9          7
                                                     ---        ---         ---        ---
Net income......................................      12%        14%         14%        12%
                                                     ===        ===         ===        ===

                                                       AS A PERCENTAGE OF TOTAL REVENUES
                                                  -------------------------------------------
                                                        THREE MONTHS ENDED (UNAUDITED)
                                                  -------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                    1997        1997       1997        1997
                                                  ---------   --------   ---------   --------
Revenues........................................     100%       100%        100%       100%
Operating expenses:
Project personnel costs.........................      48         48          50         48
Selling and marketing...........................       6          5           6          8
General and administrative......................      25         26          24         24
Acquisition costs...............................                                         2
                                                     ---        ---         ---        ---
    Total operating expenses....................      79         79          80         82
Income from operations..........................      21         21          20         18
Interest income (expense).......................       3          3           2          2
                                                     ---        ---         ---        ---
Income before income taxes......................      24         24          22         20
Income taxes....................................       9          9           8          8
                                                     ---        ---         ---        ---
Net income......................................      15%        15%         14%        12%
                                                     ===        ===         ===        ===

LIQUIDITY AND CAPITAL RESOURCES

     The Company has primarily funded its operations from cash flow generated from operations and the proceeds from its initial and follow-on public offerings. In addition, the Company has a bank revolving line of credit providing for borrowings of up to $5.0 million. Borrowings under this line of credit, which expires on June 30, 1998, bear interest at the bank's prime rate. The line of credit includes covenants relating to the maintenance of certain financial ratios and limits the payment of dividends. At December 31, 1997, the Company had no bank borrowings outstanding and no material capital commitments.

     Cash and cash equivalents decreased to $47.3 million at December 31, 1997, from $50.3 million at December 31, 1996. The net cash provided by operating activities of over $9.0 million for the year ended December 31, 1997 was partially offset with investments in property and equipment of $6.2 million. Additionally, the Company invested a net $7.6 million in tax-exempt, short-term municipal bonds in 1997.

     The Company has reviewed its internal computer systems and their capability of recognizing the Year 2000 and years thereafter. The Company believes that the Year 2000 issue will not pose significant constraints on the Company's operations. The cost to convert any remaining internal systems is not expected to have a material impact on the Company's financial condition or results of operations.

     The Company believes that the cash provided from operations, borrowings available under its revolving line of credit and its existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 18 months.

NEW ACCOUNTING PRONOUNCEMENTS

     During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes a different method of computing net income per share than previously required under the provisions of Accounting Principles Board Opinion No. 15, "Earnings per Share", and requires restatement of all prior periods presented. Under SFAS 128, the Company presents both basic net income per share and diluted net income per share. Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share reflects the per share effect of dilutive stock options and other dilutive common stock equivalents.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in the body of the financial statements. Comprehensive income includes net income as currently reported under Generally Accepted Accounting Principles and also considers the effect of additional economic events that are not required to be recorded in determining net income but are rather reported as a separate component of stockholders' equity. These events include certain foreign currency transactions and related hedging activities accounted for under Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" and unrealized gains and losses on investments in marketable securities accounted for under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company plans to adopt SFAS 130 in 1998. The effect of adopting SFAS 130 and reporting comprehensive income is not considered to be material to the Company.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in annual and interim financial statements issued to shareholders. This Statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company plans to adopt this Statement in 1998.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              SAPIENT CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................  15
Consolidated Balance Sheets.................................  16
Consolidated Statements of Income...........................  17
Consolidated Statements of Stockholders' Equity.............  18
Consolidated Statements of Cash Flows.......................  19
Notes to Consolidated Financial Statements..................  20

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Sapient Corporation:

     We have audited the accompanying consolidated balance sheets of Sapient Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sapient Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.
                                            KPMG PEAT MARWICK LLP

Boston, Massachusetts
January 23, 1998, except
for Note 13 which is
as of January 29, 1998

                              SAPIENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1996
                                                              ------------   ------------
                                                              (IN THOUSANDS EXCEPT SHARE
                                                                         DATA)
                                         ASSETS
Current assets:
     Cash and cash equivalents..............................    $47,314        $50,301
     Short term investments.................................     17,092          9,540
     Accounts receivable, less allowance for doubtful
      accounts of $425 and $150 for 1997 and 1996,
      respectively..........................................     16,217         11,744
     Unbilled revenues on contracts.........................      9,071          4,674
     Prepaid expenses.......................................        680            317
     Other current assets...................................        959            150
     Deferred income taxes..................................         35            318
                                                                -------        -------
          Total current assets..............................     91,368         77,044
Property and equipment, net.................................      6,315          2,575
Other assets................................................        330             68
                                                                -------        -------
          Total assets......................................    $98,013        $79,687
                                                                =======        =======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to bank..................................    $   208        $   288
     Accounts payable.......................................         15             96
     Accrued expenses.......................................      1,924          1,569
     Accrued compensation...................................      3,453          2,281
     Income taxes payable...................................      1,255          1,551
     Deferred income taxes..................................      1,820            142
     Deferred revenues on contracts.........................      6,308          4,916
                                                                -------        -------
          Total current liabilities.........................     14,983         10,843
     Deferred income taxes..................................        121          1,296
     Other long term liabilities............................        910            755
                                                                -------        -------
          Total liabilities.................................     16,014         12,894
                                                                -------        -------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $0.01 per share; 5,000,000
      shares authorized and none outstanding at December 31,
      1996 and 1997.........................................         --             --
     Common stock, par value $0.01 per share, 40,000,000
      shares authorized, 24,206,570 shares issued and
      outstanding at December 31, 1997; 23,597,258 shares
      issued and outstanding at December 31, 1996...........        242            236
     Additional paid-in capital.............................     57,479         54,662
     Retained earnings......................................     24,278         11,920
     Notes receivable from stockholders.....................         --            (25)
                                                                -------        -------
          Total stockholders' equity........................     81,999         66,793
                                                                -------        -------
          Total liabilities and stockholders' equity........    $98,013        $79,687
                                                                =======        =======

          See accompanying notes to Consolidated Financial Statements.

                              SAPIENT CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED DECEMBER 31,
                                                                1997        1996        1995
                                                                ----        ----        ----
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                            DATA)
Revenues....................................................   $90,360     $49,009     $24,481
Operating expenses:
     Project personnel costs................................    43,816      22,985      11,723
     Selling and marketing..................................     5,893       2,422       1,129
     General and administrative.............................    22,108      14,294       6,733
     Acquisition costs......................................       560          --          --
                                                               -------     -------     -------
          Total operating expenses..........................    72,377      39,701      19,585
                                                               -------     -------     -------
     Income from operations.................................    17,983       9,308       4,896
Interest income.............................................     2,078       1,098          13
                                                               -------     -------     -------
     Income before income taxes.............................    20,061      10,406       4,909
Income taxes................................................     7,703       3,936       1,995
                                                               -------     -------     -------
          Net Income........................................   $12,358     $ 6,470     $ 2,914
                                                               =======     =======     =======
Basic net income per share..................................   $  0.52     $  0.30     $  0.16
                                                               =======     =======     =======
Diluted net income per share................................   $  0.47     $  0.27     $  0.14
                                                               =======     =======     =======

Weighted average common shares..............................    23,996      21,631      18,275
Weighted average common share equivalents...................     2,083       2,425       2,851
                                                               -------     -------     -------
Weighted average common shares and common share
  equivalents...............................................    26,079      24,056      21,126
                                                               =======     =======     =======

          See accompanying notes to Consolidated Financial Statements.

                              SAPIENT CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            VOTING           NON-VOTING                                 NOTES
                                         COMMON STOCK       COMMON STOCK     ADDITIONAL               RECEIVABLE        TOTAL
                                        ---------------   ----------------    PAID-IN     RETAINED       FROM       STOCKHOLDERS'
                                        SHARES   AMOUNT   SHARES    AMOUNT    CAPITAL     EARNINGS   STOCKHOLDERS      EQUITY
                                        ------   ------   ------    ------   ----------   --------   ------------   -------------
                                                                             (IN THOUSANDS)
Balance at
    December 31, 1994.................  10,581    $106      7,098    $ 71     $    --     $ 2,536        $(50)         $ 2,663
    Notes receivable from
      stockholders....................     --       --         --      --          --          --         (25)             (25)
    Exercised stock options...........     --       --        566       6          37          --          --               43
    Net income........................     --       --         --      --          --       2,914          --            2,914
                                        ------    ----    -------    ----     -------     -------        ----          -------
Balance at
    December 31, 1995.................  10,581     106      7,664      77          37       5,450         (75)           5,595
    Notes repaid from stockholders....     --       --         --      --          --          --          50               50
    Exercised stock options...........    932        9         --      --         204          --          --              213
    Proceeds from public offerings....  4,390       44         --      --      54,053          --          --           54,097
    Conversion of non-voting shares to
      voting shares...................  7,664       77     (7,664)    (77)         --          --          --               --
    Tax benefit of disqualifying
      dispositions of stock options...     --       --         --      --         108          --          --              108
    Stock based compensation..........     31       --         --      --         260          --          --              260
    Net income........................     --       --         --      --          --       6,470          --               --
                                        ------    ----    -------    ----     -------     -------        ----          -------
Balance at
    December 31, 1996.................  23,598     236         --      --      54,662      11,920         (25)          66,793
    Notes repaid from stockholders....     --       --         --      --          --          --          25               25
    Exercised stock options...........    608        6         --      --       1,783          --          --            1,789
    Tax benefit of disqualifying
      dispositions of stock options...     --       --         --      --       1,034          --          --            1,034
    Net income........................     --       --         --      --          --      12,358          --           12,358
                                        ------    ----    -------    ----     -------     -------        ----          -------
Balance at
    December 31, 1997.................  24,206    $242         --    $ --     $57,479     $24,278        $ --          $81,999
                                        ======    ====    =======    ====     =======     =======        ====          =======

          See accompanying notes to Consolidated Financial Statements.

                              SAPIENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                                1997       1996      1995
                                                                ----       ----      ----
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 12,358   $  6,470   $ 2,914
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation and amortization...........................     2,450      1,244       512
    Deferred income taxes...................................       786     (1,030)    1,997
    Allowance for doubtful accounts.........................       275         --        50
    Stock compensation expense..............................        --        260        --
    Changes in operating assets and liabilities:
         Increase in accounts receivable....................    (4,748)    (4,080)   (4,674)
         Increase in unbilled revenues on contracts.........    (4,397)    (2,392)   (2,264)
         Increase in prepaid expenses.......................      (363)      (172)     (125)
         (Increase) decrease in other current assets........      (809)      (150)       94
         Decrease (increase) in income tax receivable.......        --        480      (480)
         (Increase) decrease in other assets................      (262)        49       (65)
         (Decrease) increase in accounts payable............       (81)      (397)      164
         Increase in accrued expenses.......................       355        546       275
         Increase in accrued compensation...................     1,172      1,419       478
         Increase (decrease) in income taxes payable........       738      1,552    (1,160)
         Increase (decrease) in other long term
           liabilities......................................       155        717       (48)
         Increase in deferred revenues on contracts.........     1,392      2,541     1,207
                                                              --------   --------   -------
             Net cash provided by (used in) operating
               activities...................................     9,021      7,057    (1,125)
                                                              --------   --------   -------
Cash flows from investing activities:
    Purchase of property and equipment......................    (6,190)    (2,034)   (1,116)
    Sales and maturities of short term investments..........    12,190         --        --
    Purchases of short term investments.....................   (19,742)    (9,540)       --
                                                              --------   --------   -------
             Net cash used in investing activities..........   (13,742)   (11,574)   (1,116)
                                                              --------   --------   -------
Cash flows from financing activities:
    Proceeds from (payments to) stockholders for notes
      receivable............................................        25         50       (25)
    Exercise of stock options...............................     1,789        213        43
    Net proceeds from initial public offering...............        --     32,403        --
    Net proceeds from follow-on public offering.............        --     21,694        --
    Principal payments on notes payable to related
      parties...............................................        --         --       (16)
    Principal payments on notes payable to bank.............       (80)       (49)      (18)
                                                              --------   --------   -------
             Net cash provided by financing activities......     1,734     54,311       (16)
                                                              --------   --------   -------
(Decrease) increase in cash and cash equivalents............    (2,987)    49,794    (2,257)
Cash and cash equivalents, beginning of year................    50,301        507     2,764
                                                              --------   --------   -------
Cash and cash equivalents, end of year......................  $ 47,314   $ 50,301   $   507
                                                              ========   ========   =======
Schedule of non-cash financing activities:
  Tax benefit of disqualifying dispositions of stock
    options.................................................  $  1,034   $    108   $    --
                                                              ========   ========   =======

          See accompanying notes to Consolidated Financial Statements.

                              SAPIENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF BUSINESS

     Sapient Corporation (together with its wholly owned subsidiaries, "Sapient" or the "Company") develops client/server and Web-based software applications designed to help organizations improve their processes and performance. Services provided include implementation and integration of packaged software solutions, custom software development, ERP implementations, production support and business and operational consulting.

     On December 15, 1997, the Company acquired all of the outstanding common stock of EXOR Technologies, Inc. ("EXOR") in exchange for 611,738 shares of Sapient Common Stock (see Note 12). The Company's Consolidated Financial Statements have been restated for all periods presented to reflect the acquisition of EXOR, which has been accounted for as a pooling of interests.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Principles of Consolidation

     The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

  (b) Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalent balances consist of deposits and repurchase agreements with a large U.S. commercial bank and tax exempt short-term municipal bonds.

  (c) Short-term Investments

     Short-term investments are available-for-sale securities, which are recorded at fair market value. The difference between fair market value and cost is not material. Realized gains and losses from sales of available-for-sale securities were not material for any period presented.

  (d) Property and Equipment

     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight line and accelerated methods over the estimated useful lives of the related assets which range from three to seven years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the lease term.

  (e) Revenue Recognition

     Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs). Revenues pursuant to time and material contracts are generally recognized as services are provided. Revenues from maintenance agreements are recognized ratably over the terms of the agreements.

     Provisions for estimated losses on uncompleted contracts are made on a contract by contract basis and are recognized in the period in which such losses are determined. Unbilled revenues on contracts are comprised of costs, plus earnings on certain contracts in excess of contractual billings on such contracts. Billings in excess of costs plus earnings are classified as deferred revenues.

  (f) Income Taxes

     The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (g) Financial Instruments and Concentration of Credit Risk

     Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

     The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses and such losses have been within management's expectations. Write-offs of accounts receivable have not been material for any of the periods presented. The Company operates in one industry segment and its customers are headquartered primarily in North America.

     The fair market values of cash and cash equivalents, accounts receivable and debt instruments at both December 31, 1997 and 1996 approximate their carrying amounts.

                              SAPIENT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


  (h) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (i) Impairment of Long-Lived Assets

     In accordance with Financial Accounting Standards Board Statement No. 121, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

  (j) Research and Development Costs

     Research and development expenditures are charged to operations as incurred. To date, substantially all research and development activities of the Company have been pursuant to customer contracts and, accordingly, have been expensed as project costs. The Company has not capitalized any software development costs since such costs have neither been significant nor can the future economic benefit be reasonably determined.

  (k) Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized under SFAS No. 123 for the Company's stock option plans, and footnote disclosure is provided in Note 8.

  (l) New Accounting Pronouncements

     During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes a different method of computing net income per share than previously required under the provisions of Accounting Principles Board Opinion No. 15, "Earnings per Share," and requires restatement of all prior periods presented. Under SFAS 128, the Company presents both basic net income per share and diluted net income per share. Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share reflects the per share effect of dilutive stock options and other dilutive common stock equivalents.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in the body of the financial statements. Comprehensive income includes net income as currently reported under Generally Accepted Accounting Principles and also considers the effect of additional economic events that affect a Company but are not required to be recorded in determining net income but are rather reported as a separate component of stockholders' equity. These events include certain foreign currency transactions and related hedging activities accounted for under Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" and unrealized gains and losses on investments in marketable securities accounted for under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company plans to adopt SFAS 130 in 1998. The effect of adopting SFAS 130 is not expected to be material to the Company.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in annual and interim financial statements issued to shareholders. This Statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company plans to adopt this Statement in 1998.

                              SAPIENT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (3) Property and Equipment

     The cost and accumulated depreciation of property and equipment at December 31, 1997 and 1996 are as follows:

                                                        1997      1996
                                                        ----      ----
                                                        (IN THOUSANDS)
Leasehold improvements...............................  $ 3,559   $   548
Furniture and fixtures...............................      904       562
Office equipment.....................................    1,714       981
Computer equipment...................................    4,810     2,706
                                                       -------   -------
                                                        10,987     4,797
     Less accumulated depreciation and
       amortization..................................   (4,672)   (2,222)
                                                       -------   -------
Property and equipment, net..........................  $ 6,315   $ 2,575
                                                       =======   =======

  (4) Bank Loan

     The Company has a $5,000,000 loan facility with a bank which expires in June 1998. Borrowings under this agreement bear interest at the bank's prime rate. The Company had no borrowings under this facility at December 31, 1997 or 1996. The facility contains various financial covenants, including limitations on the payment of cash dividends and maintenance of certain financial ratios.

  (5) Income Taxes

     The provision for income taxes consists of the following:

                                                            1997     1996      1995
                                                            ----     ----      ----
                                                                (IN THOUSANDS)
Federal, current.........................................  $5,220   $ 3,951   $   (4)
State, current...........................................   1,697     1,015        2
                                                           ------   -------   ------
                                                            6,917     4,966       (2)
Federal, deferred........................................     647      (924)   1,543
State, deferred..........................................     139      (106)     454
                                                           ------   -------   ------
                                                              786    (1,030)   1,997
                                                           ------   -------   ------
Income tax expense.......................................  $7,703   $ 3,936   $1,995
                                                           ======   =======   ======

     Income tax expense for the years ended December 31, 1997, 1996 and 1995 differed from the amounts computed by applying the U.S. statutory income tax rate to pre-tax income as a result of the following:

                                                              1997    1996    1995
                                                              ----    ----    ----
Statutory income tax rate...................................  35.0%   35.0%   34.0%
State income taxes, net of federal benefit..................   6.0     5.7     6.3
Tax exempt interest.........................................  (3.3)   (2.6)    --
Other, net..................................................   0.7    (0.3)    0.3
                                                              ----    ----    ----
Effective income tax rate...................................  38.4%   37.8%   40.6%
                                                              ====    ====    ====

     At December 31, 1997 and 1996, deferred income tax assets and liabilities resulted from reporting differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

                                                               1997      1996
                                                               ----      ----
                                                               (IN THOUSANDS)
Deferred income tax assets:
     Deferred revenue.......................................  $ 1,855   $ 1,736
     Allowance for doubtful accounts........................       60        62
     Accrual for compensation...............................      390       408
     Other accruals.........................................      745       634
     Property and equipment.................................      548       108
     Stock compensation.....................................       --       104
                                                              -------   -------
          Total gross deferred income tax assets............  $ 3,598   $ 3,052

                              SAPIENT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



                                                               1997      1996
                                                               ----      ----
                                                               (IN THOUSANDS)
Deferred income tax liabilities:
     Deferred taxes relating to the use of cash method of
       accounting for tax purposes prior to 1996............  $(1,309)   (2,248)
     Unbilled revenue.......................................   (3,652)   (1,924)
     Other accruals.........................................     (543)       --
                                                              -------   -------
          Total gross deferred income tax liabilities.......  $(5,504)  $(4,172)
                                                              -------   -------
               Net deferred income tax liabilities..........  $(1,906)  $(1,120)
                                                              =======   =======

     In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Due to the fact that the Company has sufficient taxable income in the federal carryback period and anticipates sufficient future taxable income over the periods in which deferred income tax assets are deductible, the ultimate realization of deferred income tax assets for federal and state income tax purposes appears more likely than not.

     Total income tax expense for the years ended December 31, 1997, 1996 and 1995 was allocated as follows:

                                                           1997      1996      1995
                                                           ----      ----      ----
                                                                (IN THOUSANDS)
Income taxes from continuing operations.................  $ 7,703   $ 3,936   $1,995
Stockholders' equity, for compensation expense for tax
  purposes in excess of amounts recognized for financial
  statement purposes....................................   (1,034)     (108)      --
                                                          -------   -------   ------
                                                          $ 6,669   $ 3,828   $1,995
                                                          =======   =======   ======

     Total income taxes paid in 1997, 1996 and 1995 were approximately $6,179,000, $2,838,000 and $226,000, respectively.

  (6) Commitments and Contingencies

     The Company maintains its executive office in Massachusetts and operating offices in several locations throughout the United States. The Company also leases office equipment under various operating leases. Future minimum rental commitments under all noncancelable operating leases with initial or remaining terms in excess of one year were as follows at December 31, 1997:

                                                            (IN THOUSANDS)
                                                            --------------
1998......................................................   $  7,140
1999......................................................      7,184
2000......................................................      6,745
2001......................................................      7,744
2002......................................................      6,358
Thereafter................................................     23,267

     Rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $3,996,000, $3,144,000, and $1,300,000, respectively.

     The Company has issued letters of credit with a bank in the aggregate amount of $975,000 as security deposits for certain of the Company's lease commitments.

     The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

     The Company is in arbitration with a former employee who alleges breach of certain contractual and other violations resulting from his termination as an employee. Management denies that it breached any obligations or duties to this former employee, and believes that the Company has meritorious defenses. The Company plans to vigorously contest these claims. Although the Company does not expect the claims to have a material adverse effect on the Company's business, results of operations or financial condition, an adverse judgment or settlement could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment or settlement occurs.

                              SAPIENT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


  (7) Significant Customers

     No customer accounted for greater than 10 percent of total revenues in 1997 or accounts receivable at December 31, 1997. Two customers accounted for 19 percent and 15 percent, respectively, of total revenues in 1996 and 10 percent of accounts receivable at December 31, 1996. Three customers accounted for 14 percent, 14 percent and 12 percent, respectively, of total revenues in 1995 and 34 percent of accounts receivable at December 31, 1995.

  (8) Stock Plans

  (a) 1992 Stock Option Plan

     During 1992, the Company approved the 1992 Stock Plan (the "1992 Plan") for its employees. The 1992 Plan provided for the Board of Directors to grant stock options, stock purchase authorizations and stock bonus awards up to an aggregate of 5,000,000 shares of non-voting Common Stock. Since consummation of its initial public offering of Common Stock in April 1996, no further grants or awards may be made pursuant to the 1992 Stock Plan (but previously outstanding awards remain outstanding but are exercisable for voting Common Stock).

     Most stock options granted under the 1992 Plan qualify as Incentive Stock Options ("ISO") under Section 422 of the Internal Revenue Code. The price at which shares may be purchased with an option was specified by the Board at the date the option was granted, but in the case of an ISO, was not less than the fair market value of the Company's Common Stock on the date of grant. The duration of any option was specified by the Board, but no option designated as an ISO can be exercised beyond ten years from the date of grant. Stock options granted under the 1992 Plan generally become exercisable over a four-year period, are nontransferable, and expire six years after the date of grant (subject to earlier termination in the event of the termination of the optionee's employment or other relationship with the Company).

  (b) 1996 Equity Stock Incentive Plan

     The Company's 1996 Equity Stock Incentive Plan (the "1996 Plan") authorizes the Company to grant options to purchase Common Stock, to make awards of restricted Common Stock, and to issue certain other equity-related awards to employees and directors of, and consultants to, the Company. The total number of shares of Common Stock which may be issued under the 1996 Plan is 4,800,000 shares. The 1996 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration date. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the Common Stock. The exercise price of options qualifying as Incentive Stock Options may not be less than the grant date fair market value of the Common Stock. Stock options granted under the 1996 Plan are nontransferable, generally become exercisable over a four-year period and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee's employment or other relationship with the Company).

  (c) Employee Stock Purchase Plan

     The Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") authorizes the issuance of up to 300,000 shares of Common Stock to participating employees through a series of semi-annual offerings. The maximum number of shares available in each offering is 50,000 shares (plus any unpurchased shares available from previous offerings). An employee becomes eligible to participate in the Purchase Plan when he or she is regularly employed by the Company for at least 20 hours a week and for more than five months in a calendar year on the first day of the applicable offering. The price at which employees may purchase Common Stock in an offering is 85 percent of the closing price of the Common Stock on the Nasdaq National Market on the day the offering commences or on the day the offering terminates, whichever is lower. Approximately 57 percent of eligible employees participated in the two offerings under the Purchase Plan during the year ended December 31, 1997. Approximately 70 percent of eligible employees participated in the first offering under the Purchase Plan, which terminated on December 31, 1996. Under the Purchase Plan, the Company sold 93,628 and 33,830 shares of Common Stock in 1997 and 1996, respectively.

  (d) 1996 Directors Stock Option Plan

     The Company's 1996 Directors Stock Option Plan (the "Directors Plan") authorizes the issuance of 60,000 shares of Common Stock. Each non-employee director elected to the Board of Directors after the adoption of the Directors Plan will, upon his or her election, automatically be granted an option to purchase 10,000 shares of Common Stock at an exercise price equal to the grant date fair market value of the Company's Common Stock. Options granted pursuant to the Directors Plan vest in four equal annual installments commencing on the first anniversary of the date of grant and generally expire ten years after the date of grant. As of December 31, 1997, no options had been granted under the Directors Plan.

                              SAPIENT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the status of the Company's two fixed stock option plans as of December 31, 1997 and 1996 and changes during the years then ended is presented below:

                                               1997                1996                1995
                                         -----------------   -----------------   -----------------
                                                  WEIGHTED            WEIGHTED            WEIGHTED
                                                  AVERAGE             AVERAGE             AVERAGE
                                                  EXERCISE            EXERCISE            EXERCISE
             FIXED OPTIONS               SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
             -------------               ------   --------   ------   --------   ------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Outstanding at beginning of year.......  2,982     $ 5.14    3,018     $ 0.75    2,852     $0.28
Granted................................  2,098     $23.59    1,066     $13.18      878     $1.94
Exercised..............................   (608)    $ 0.63     (932)    $ 0.25     (566)    $0.08
Forfeited..............................    (89)    $12.27     (170)    $ 3.41     (146)    $0.97
                                         -----               -----               -----
Outstanding at end of year.............  4,383     $14.49    2,982     $ 5.14    3,018     $0.76
                                         =====               =====               =====
Options exercisable at year end........    755                 722                 928
                                         =====               =====               =====
Weighted average grant date fair market
  value of options granted during the
  year................................. $12.67               $7.16               $0.10
                                         =====               =====               =====

     The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                             OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                 -------------------------------------------   -------------------------
                                                      WEIGHTED      WEIGHTED                    WEIGHTED
                                                      AVERAGE       AVERAGE                     AVERAGE
                                     NUMBER          REMAINING      EXERCISE       NUMBER       EXERCISE
   RANGE OF EXERCISE PRICES       OUTSTANDING     CONTRACTUAL LIFE   PRICE      EXERCISABLE      PRICE
   ------------------------       -----------     ----------------  --------    -----------     --------
                                 (IN THOUSANDS)                                (IN THOUSANDS)
$0.00 to $ 2.50................      1,353           2.7 years       $ 1.19         551          $ 0.73
$2.51 to $ 7.00................        445           4.2 years       $ 5.71          37          $ 5.33
$7.01 to $ 20.00...............        410           9.0 years       $17.22          73          $17.89
$20.01 to $ 22.50..............        632           9.0 years       $21.07          93          $21.08
$22.51 to $ 25.00..............        604           9.7 years       $24.28           1          $23.25
$25.01 to $27.50...............        939           9.9 years       $25.88          --              --
                                     -----                                          ---
$0.00 to $27.50................      4,383           6.9 years       $14.49         755          $ 5.15

     The Company has four stock-based compensation plans, which are described above. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. No compensation has been recognized relative to grants under these plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values for awards under those plans consistent with the method required under SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                         1997          1996          1995
                                                         ----          ----          ----
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income
     As Reported....................................   $12,358        $6,470        $2,914
     Pro forma......................................   $ 5,274        $5,021        $2,899
Basic net income per share
     As Reported....................................   $  0.52        $ 0.30        $ 0.16
     Pro forma......................................   $  0.22        $ 0.23        $ 0.16
Diluted net income per share
     As Reported....................................   $  0.47        $ 0.27        $ 0.14
     Pro forma......................................   $  0.20        $ 0.21        $ 0.14

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 0.0 percent for each year, expected volatility of 0.0 percent for the 1992 Plan options and 64.8, 104.9 and 0.0 percent for the 1996 Plan options, risk free interest rates ranging from 5.0 to 5.25 percent for the 1992 Plan options and 5.0 to 5.7 percent for the 1996 Plan options, and expected lives of 4 years for the 1992 Plan and the 1996 Plan options.

     Pro-forma compensation cost related to the Purchase Plan is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for the years ended December 31, 1997 and 1996: dividend yield of 0.0 and 0.0 percent, expected volatility of
64.8 and 67.5 percent, risk free interest rate of 5.7 and 5.0 percent and expected life of 6 months.

     Pro forma net income derived as a result of applying SFAS 123 may not be representative of the effects on reported net income for future years.

  (9) Retirement Plans

     The Company established a 401(k) retirement savings plan for employees in June 1994. Under the provisions of the plan, the Company matches 25 percent of an employee's contribution, up to a maximum of $1,250 per employee per year. Total Company contributions in 1997, 1996 and 1995 were approximately $520,000, $356,000 and $94,000, respectively.

                              SAPIENT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (10) PUBLIC OFFERINGS

     The Company completed its initial public offering (IPO) of Common Stock on April 10, 1996. The IPO resulted in the issuance of 3,390,000 shares of Common Stock. Proceeds to the Company, net of underwriting discounts and costs of the offering, were approximately $32.4 million.

     The Company completed a follow-on offering of Common Stock on October 29, 1996 which resulted in the issuance of 1,000,000 shares of Common Stock. Proceeds to the Company, net of underwriting discounts and costs of the offering, were approximately $21.7 million.

  (11)  CAPITAL STOCK

  (a) Increase in Authorized Common Stock; Conversion of Non-Voting Common

     On February 13, 1996, the Company's Board of Directors authorized an increase in the authorized number of shares of voting Common Stock to 30,000,000 and non-voting Common Stock to 10,000,000 and provided that, upon the closing of an IPO, all shares of non-voting Common Stock then outstanding would be converted automatically into an equal number of shares of voting Common Stock and the authorized capitalization of the Company will consist of 40,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock.

  (b) Preferred Stock

     On February 13, 1996, the Board of Directors authorized an amendment to the Company's Certificate of Incorporation giving the Board the authority to issue up to 5,000,000 shares, $0.01 par value, of Preferred Stock with terms to be established by the Board at the time of issuance.

  (12)  ACQUISITIONS

     On December 15, 1997, the Company issued 611,738 shares of Sapient Common Stock for all of the outstanding shares of common stock of EXOR, a provider of ERP implementation services using Oracle applications. This business combination has been accounted for as a pooling of interests and, accordingly, the Consolidated Financial Statements for the periods prior to the combination have been restated to include the accounts and results of operations of EXOR.

     The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying Consolidated Financial Statements are summarized below.

                                                                               YEAR ENDED
                                                     NINE MONTHS ENDED        DECEMBER 31,
                                                     SEPTEMBER 30, 1997     1996       1995
                                                     ------------------     ----       ----
                                                        (UNAUDITED)
                                                                  (IN THOUSANDS)
Net Revenues:
     Sapient.......................................       $57,319          $44,580    $21,930
     EXOR..........................................         6,076            4,429      2,551
                                                          -------          -------    -------
     Combined......................................       $63,395          $49,009    $24,481
                                                          =======          =======    =======
Net Income (Loss):
     Sapient.......................................       $ 8,505          $ 6,571    $ 2,830
     EXOR..........................................           617             (101)        84
                                                          -------          -------    -------
     Combined......................................       $ 9,122          $ 6,470    $ 2,914
                                                          =======          =======    =======

   (13)  SUBSEQUENT EVENT

     On January 29, 1998 the Company declared a two-for-one stock split effected as a 100 percent stock dividend distributed on March 9, 1998, to all shareholders of record on February 20, 1998. All financial results and share information have been restated to reflect the effect of the stock dividend.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         A. DIRECTORS

         The response to this Item regarding the directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's officers and directors will be contained in the Proxy Statement for the 1998 Annual Meeting of Shareholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein.

         B. EXECUTIVE OFFICERS OF THE COMPANY

         Below is the name, age and principal occupations for the last five years of each current executive officer of the Company. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Jerry A. Greenberg      32   Mr. Greenberg co-founded the Company in 1991 and
                             has served as Co-Chairman of the Board of Directors and Co-Chief Executive Officer and as a director since the Company's inception.

J. Stuart Moore         36   Mr. Moore co-founded the Company in 1991 and has
                             served as Co-Chairman of the Board of Directors and Co-Chief Executive Officer and as a director since the Company's inception.

Sheeroy D. Desai        32   Mr. Desai joined the Company in September 1991 and
                             has served as Executive Vice President since
                             September 1994. Mr. Desai is responsible for managing the Company's metropolitan New York and Atlanta offices.

Susan D. Johnson        32   Ms. Johnson joined the Company as Chief Financial
                             Officer in February 1994. From April 1991 to
                             February 1994, Ms. Johnson was employed by
                             Bitstream, Inc., a software company, where she served in various finance positions prior to becoming Chief Financial Officer.

Anthony S. Jules      30     Mr. Jules joined the Company in June 1992 and
                             became a Vice President in September 1994. From
                             March 1995 until December 1996, Mr. Jules was responsible for managing the Company's San
                             Francisco office. In August 1997, Mr. Jules became
                             Vice President of the Company's People Strategy
                             Organization, which combines all of the Company's recruiting, cultural, morale, communications, benefits and leadership development teams. Prior to joining Sapient, Mr. Jules was enrolled in a Ph.D. program at MIT.

Preston B. Bradford   42     Mr. Bradford joined the Company in September 1994
                             and became a Vice President in April 1995. Mr.
                             Bradford is responsible for managing the Company's
                             Cambridge, Chicago and Dallas offices. From March
                             1992 to September 1994, Mr. Bradford was Director of Sales Compensation and Corporate Marketing with
                             Sprint Communications, Inc., a telecommunications company.

Desmond P. Varady     32     Mr. Varady joined the Company in October 1993 and
                             became a Vice President in September 1994. Mr.
                             Varady is responsible for managing the Company's
                             San Francisco and Los Angeles offices. From
                             February 1993 until October 1993, Mr. Varady served as an assistant Vice President for Citicorp, a multinational banking organization. From October
                             1990 until February 1993, Mr. Varady was an account manager with CompuServe.

Christopher R. Davey  34     Mr. Davey joined the Company in February 1993 and
                             became a Vice President in September 1994. From
                             June 1992 until February 1993, Mr. Davey served as a Regional Sales Director with Aurum Software,
                             Inc., a computer software development company.
                             From October 1990 until June 1992, Mr. Davey was a
                             Regional Sales Manager with Pansophic Systems, an applications software firm.


ITEM 11.   EXECUTIVE COMPENSATION

         The response to this Item will be contained in the Proxy Statement for the 1998 Annual Meeting of Shareholders under the captions "Director Compensation" and "Compensation of Executive Officers" and is incorporated herein.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The response to this Item will be contained in the Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this Item will be contained in the Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Compensation of Executive Officers" and is incorporated herein.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(a)(1)   FINANCIAL STATEMENTS

         The Consolidated Financial Statements filed as part of this report are listed and indexed on page 14. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

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

14(b)      REPORTS ON FORM 8-K

         On December 24, 1997, the Company filed a Current Report on Form 8-K dated December 15, 1997 announcing under Item 2 (Acquisition or Disposition of Assets) that the Company had acquired all of the outstanding stock of EXOR Technologies, Inc. ("EXOR") pursuant to a Stock Purchase Agreement dated as of December 4, 1997, entered into by and among the Company and each of the stockholders of EXOR.

         The Company filed the following financial statements with the Current Report on Form 8-K:

         Independent Auditors' Report

         EXOR Technologies, Inc. Balance Sheets as of December 31, 1996 and September 30, 1997 (Unaudited)

         EXOR Technologies, Inc. Statements of Operations for the year ended December 31, 1996 and the nine-month period ended September 30, 1997 (Unaudited)

         EXOR Technologies, Inc. Statements of Stockholders' Equity for the year ended December 31, 1996 and the nine-months ended September 30, 1997 (unaudited)

         EXOR Technologies, Inc. Statements of Cash Flows for the year ended December 31, 1996 and the nine-month period ended September 30, 1997 (Unaudited)

         EXOR Technologies, Inc. Notes to Financial Statements

         Pro Forma Condensed Combining Balance Sheet as of September 30, 1997

         Pro Forma Condensed Combining Statement of Operations for the nine-month period ended September 30, 1997

         Pro Forma Condensed Combining Statement of Operations for the year ended December 31, 1996

         Notes to Pro Forma Condensed Combining Financial Statements

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SAPIENT CORPORATION


                                            By: /s/ Jerry A. Greenberg
                                                --------------------------
                                                Jerry A. Greenberg
                                                Co-Chief Executive Officer
Dated:  March 12, 1998

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


         Signature                                Title                           Date
         ---------                                -----                           ----

PRINCIPAL EXECUTIVE OFFICERS:

      /s/ Jerry A. Greenberg           Co-Chief Executive Officer and          March 12, 1998
----------------------------------     Secretary
          Jerry A. Greenberg


      /s/ J. Stuart Moore              Co-Chief Executive Officer              March 12, 1998
----------------------------------
          J. Stuart Moore


PRINCIPAL FINANCIAL AND ACCOUNTING
OFFICER:


      /s/ Susan D. Johnson             Chief Financial Officer and Treasurer   March 12, 1998
----------------------------------
          Susan D. Johnson


DIRECTORS:


      /s/ Jerry A. Greenberg                                                   March 12, 1998
----------------------------------
          Jerry A. Greenberg


      /s/ J. Stuart Moore                                                      March 12, 1998
----------------------------------
          J. Stuart Moore


      /s/ R. Stephen Cheheyl                                                   March 12, 1998
----------------------------------
          R. Stephen Cheheyl


      /s/ Darius W. Gaskins, Jr.                                               March 12, 1998
----------------------------------
          Darius W. Gaskins, Jr.


      /s/ Bruce D. Parker                                                      March 12, 1998
----------------------------------
          Bruce D. Parker


      /s/ Carl S. Sloane                                                       March 12, 1998
----------------------------------
          Carl S. Sloane

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------

3.1+          Amended and Restated Certificate of Incorporation

3.2+          Amended and Restated Bylaws

4.1+ Specimen Certificate for Shares of Common Stock, $.01 par value, of the Company

10.1+         Lease between the Company and One Memorial Drive Limited
              Partnership, dated March 30, 1994, as amended December 5, 1995, for offices at One Memorial Drive, Cambridge, MA

10.2+++       Second Amendment to Lease dated April 1997 between the Company and
              One Memorial Drive Limited Partnership, dated March 30, 1994, as amended December 5, 1995, for offices at One Memorial Drive,
              Cambridge, MA

10.3+         Lease between the Company and S.P.N.W. Management Associates
              Limited Partnership, dated November 2, 1995, for offices at 10
              Exchange Place, Jersey City, NJ

10.4+         Lease between the Company and The Prudential Insurance Company of
              America, dated July 17, 1995, for offices at 580 California
              Street, San Francisco, CA

10.5++++      Stock Purchase Agreement by and among Sapient Corporation and Mark
              Hallman, Boyd Scroggins, Carolyn R. Waygood and Charles M. Waygood dated as of December 4, 1997

10.6+++       Assignment and Assumption of 101 California Lease dated as of
              December 9, 1996 between the Company and Tri Valley Growers, for offices at 101 California Street, San Francisco, CA

10.7+++       Sublease dated as December 20, 1996 between the Company and Dreman
              Value Advisors, Inc. for offices located at 10 Exchange Place,
              Jersey City, NJ

10.8+++       Sublease dated August 6, 1997 between the Company and Fleet Bank,
              N.A. for offices located at 10 Exchange Place, Jersey City, NJ

10.9+++       Sub-Sublease Agreement between the Company and Metro Provider
              Service Corporation dated as of April 1, 1997, for office space at 200 West Adams, Chicago IL

10.10*+       1992 Stock Plan

10.11*+       1996 Equity Stock Incentive Plan

10.12*+       1996 Director Stock Option Plan

10.13*+++     1997 Executive Bonus Plan

10.14+ Revolving Loan Facility with Fleet Bank of Massachusetts, N.A., dated July 11, 1994, as amended July 1, 1995 and February 15, 1996

10.15+++      Amendment dated June 30, 1997 to the Revolving Loan Facility with
              Fleet Bank of Massachusetts, N.A., dated July 11, 1994, as amended
              July 1, 1995 and February 15, 1996

10.16++       Standard Form Employment Agreement between the Company and its
              Employees

11            Computation of Shares used in Computing Basic and Diluted Net
              Income Per Share

21            List of Subsidiaries

23            Consent of KPMG Peat Marwick LLP

27            Financial Data Schedule

-------------
*    Exhibits filed pursuant to Item 14(c) of Form 10-K.
**   Exhibits filed herewith.
+ Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-1586).
++ Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-12671).
+++ Incorporated herein by reference to the Company's Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 000-28074).

++++ Incorporated herein by reference to the Company's Form 8-K (File No.
     000-28074).