Form 10-K/A
period 1997-12-31
SAPIENT CORP
filed 1998-03-18
CIK 1008817

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT
                   TO SECTIONS 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

      (Mark One)
        X   Annual Report Pursuant to Section 13 or 15(d) of the Securities
      ----- Exchange Act of 1934
            For the fiscal year ended December 31, 1997
                                      or
            Transition Report Pursuant to Section 13 or 15(d) of the Securities
      ----- Exchange Act of 1934
            For the transition period from                to
                                           --------------    --------------

                         Commission File Number 0-28074

                               SAPIENT CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                       04-3130648
      (State or other Jurisdiction of                       (I.R.S. Employer
      Incorporation or Organization)                       Identification No.)

        ONE MEMORIAL DRIVE, CAMBRIDGE, MA                         02142
      (Address of Principal Executive Offices)                 (Zip Code)

                                 (617) 621-0200
               Registrant's Telephone Number, Including Area Code

      Securities registered pursuant to Section 12(b) of the Act:  None

      Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $422,700,000 on February 27, 1998 based on the last reported sale prices of the Company's Common Stock on the Nasdaq National Market on February 27, 1998. There were 24,361,540 shares of Common Stock outstanding as of February 27, 1998.

                                 --------------

      Except as otherwise noted, all information herein gives effect to the two-for-one stock split effected by the Company as a 100% stock dividend distributed on March 9, 1998 to stockholders of record on February 20, 1998.

      Part II, Item 8 of the Annual Report on Form 10-K of Sapient Corporation ("Sapient" or the "Company") for the fiscal year ended December 31, 1997 is hereby amended and restated in its entirety as follows:

                                    PART II

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               SAPIENT CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................   3
Consolidated Balance Sheets.................................   4
Consolidated Statements of Income...........................   5
Consolidated Statements of Stockholders' Equity.............   6
Consolidated Statements of Cash Flows.......................   7
Notes to Consolidated Financial Statements..................   8

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

                                            KPMG PEAT MARWICK LLP

Boston, Massachusetts
January 23, 1998, except
for Note 13 which is
as of January 29, 1998

                              SAPIENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,      DECEMBER 31,
                                                                  1997              1996
                                                              ------------      ------------
                                                               (IN THOUSANDS, EXCEPT SHARE
                                                                          DATA)
ASSETS
Current assets:
     Cash and cash equivalents..............................    $47,314           $50,301
     Short term investments.................................     17,092             9,540
     Accounts receivable, less allowance for doubtful
       accounts of $425 and $150 for 1997 and 1996,
       respectively.........................................     16,217            11,744
     Unbilled revenues on contracts.........................      9,071             4,674
     Prepaid expenses.......................................        680               317
     Other current assets...................................        959               150
     Deferred income taxes..................................         35               318
                                                                -------           -------
          Total current assets..............................     91,368            77,044
Property and equipment, net.................................      6,315             2,575
Other assets................................................        330                68
                                                                -------           -------
          Total assets......................................    $98,013           $79,687
                                                                =======           =======

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to bank..................................    $   208           $   288
     Accounts payable.......................................         15                96
     Accrued expenses.......................................      1,924             1,569
     Accrued compensation...................................      3,453             2,281
     Income taxes payable...................................      1,255             1,551
     Deferred income taxes..................................      1,820               142
     Deferred revenues on contracts.........................      6,308             4,916
                                                                -------           -------
          Total current liabilities.........................     14,983            10,843
     Deferred income taxes..................................        121             1,296
     Other long term liabilities............................        910               755
                                                                -------           -------
          Total liabilities.................................     16,014            12,894
                                                                -------           -------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, par value $0.01 per share; 5,000,000
       shares authorized and none outstanding at December
       31, 1996 and 1997....................................         --                --
     Common stock, par value $0.01 per share, 40,000,000
       shares authorized, 24,206,570 shares issued and
       outstanding at December 31, 1997; 23,597,258 shares
       issued and outstanding at December 31, 1996..........        242               236
     Additional paid-in capital.............................     57,479            54,662
     Retained earnings......................................     24,278            11,920
     Notes receivable from stockholders.....................         --               (25)
                                                                -------           -------
          Total stockholders' equity........................     81,999            66,793
                                                                -------           -------
          Total liabilities and stockholders' equity........    $98,013           $79,687
                                                                =======           =======

          See accompanying notes to Consolidated Financial Statements.

                              SAPIENT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
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
                                                              =======    =======    =======

          See accompanying notes to Consolidated Financial Statements.

                              SAPIENT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  VOTING          NON-VOTING                                 NOTES
                               COMMON STOCK      COMMON STOCK     ADDITIONAL               RECEIVABLE        TOTAL
                              ---------------   ---------------    PAID-IN     RETAINED       FROM       STOCKHOLDERS'
                              SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     EARNINGS   STOCKHOLDERS      EQUITY
                              ------   ------   ------   ------   ----------   --------   ------------   -------------
                                                              (IN THOUSANDS)
Balance at
  December 31, 1994.........  10,581    $106     7,098    $ 71     $    --     $ 2,536        $(50)         $ 2,663
    Notes receivable from
      stockholders..........      --      --        --      --          --          --         (25)             (25)
    Exercised stock
      options...............      --      --       566       6          37          --          --               43
    Net income..............      --      --        --      --          --       2,914          --            2,914
                              ------    ----    ------    ----     -------     -------        ----          -------
Balance at
  December 31, 1995.........  10,581     106     7,664      77          37       5,450         (75)           5,595
    Notes repaid from
      stockholders..........      --      --        --      --          --          --          50               50
    Exercised stock
      options...............     932       9        --      --         204          --          --              213
    Proceeds from public
      offerings.............   4,390      44        --      --      54,053          --          --           54,097
    Conversion of non-voting
      shares to voting
      shares................   7,664      77    (7,664)    (77)         --          --          --               --
    Tax benefit of
      disqualifying
      dispositions of stock
      options...............      --      --        --      --         108          --          --              108
    Stock based
      compensation..........      31      --        --      --         260          --          --              260
    Net income..............      --      --        --      --          --       6,470          --            6,470
                              ------    ----    ------    ----     -------     -------        ----          -------
Balance at
  December 31, 1996.........  23,598     236        --      --      54,662      11,920         (25)          66,793
    Notes repaid from
      stockholders..........      --      --        --      --          --          --          25               25
    Exercised stock
      options...............     608       6        --      --       1,783          --          --            1,789
    Tax benefit of
      disqualifying
      dispositions of stock
      options...............      --      --        --      --       1,034          --          --            1,034
    Net income..............      --      --        --      --          --      12,358          --           12,358
                              ------    ----    ------    ----     -------     -------        ----          -------
Balance at
  December 31, 1997.........  24,206    $242        --    $ --     $57,479     $24,278        $ --          $81,999
                              ======    ====    ======    ====     =======     =======        ====          =======

          See accompanying notes to Consolidated Financial Statements.

                              SAPIENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1997       1996      1995
                                                                ----       ----      ----
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
     Net income.............................................  $ 12,358   $  6,470   $ 2,914
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
     Depreciation and amortization..........................     2,450      1,244       512
     Deferred income taxes..................................       786     (1,030)    1,997
     Allowance for doubtful accounts........................       275         --        50
     Stock compensation expense.............................        --        260        --
     Changes in operating assets and liabilities:
          Increase in accounts receivable...................    (4,748)    (4,080)   (4,674)
          Increase in unbilled revenues on contracts........    (4,397)    (2,392)   (2,264)
          Increase in prepaid expenses......................      (363)      (172)     (125)
          (Increase) decrease in other current assets.......      (809)      (150)       94
          Decrease (increase) in income tax receivable......        --        480      (480)
          (Increase) decrease in other assets...............      (262)        49       (65)
          (Decrease) increase in accounts payable...........       (81)      (397)      164
          Increase in accrued expenses......................       355        546       275
          Increase in accrued compensation..................     1,172      1,419       478
          Increase (decrease) in income taxes payable.......       738      1,552    (1,160)
          Increase (decrease) in other long term
            liabilities.....................................       155        717       (48)
          Increase in deferred revenues on contracts........     1,392      2,541     1,207
                                                              --------   --------   -------
               Net cash provided by (used in) operating
                 activities.................................     9,021      7,057    (1,125)
                                                              --------   --------   -------
Cash flows from investing activities:
     Purchase of property and equipment.....................    (6,190)    (2,034)   (1,116)
     Sales and maturities of short term investments.........    12,190         --        --
     Purchases of short term investments....................   (19,742)    (9,540)       --
                                                              --------   --------   -------
               Net cash used in investing activities........   (13,742)   (11,574)   (1,116)
                                                              --------   --------   -------
Cash flows from financing activities:
     Proceeds from (payments to) stockholders for notes
       receivable...........................................        25         50       (25)
     Exercise of stock options..............................     1,789        213        43
     Net proceeds from initial public offering..............        --     32,403        --
     Net proceeds from follow-on public offering............        --     21,694        --
     Principal payments on notes payable to related
       parties..............................................        --         --       (16)
     Principal payments on notes payable to bank............       (80)       (49)      (18)
                                                              --------   --------   -------
               Net cash provided by financing activities....     1,734     54,311       (16)
                                                              --------   --------   -------
(Decrease) increase in cash and cash equivalents............    (2,987)    49,794    (2,257)
Cash and cash equivalents, beginning of year................    50,301        507     2,764
                                                              --------   --------   -------
Cash and cash equivalents, end of year......................  $ 47,314   $ 50,301   $   507
                                                              --------   --------   -------
Schedule of non-cash financing activities:
     Tax benefit of disqualifying dispositions of stock
       options..............................................  $  1,034   $    108   $    --
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

  (f) Income Taxes

     The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, operating

                              SAPIENT CORPORATION
loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

                              SAPIENT CORPORATION

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

(3)  PROPERTY AND EQUIPMENT

     The cost and accumulated depreciation of property and equipment at December 31, 1997 and 1996 are as follows:

                                                               1997       1996
                                                               ----       ----
                                                                (IN THOUSANDS)
Leasehold improvements......................................  $ 3,559    $   548
Furniture and fixtures......................................      904        562
Office equipment............................................    1,714        981
Computer equipment..........................................    4,810      2,706
                                                              -------    -------
                                                               10,987      4,797
     Less accumulated depreciation and amortization.........   (4,672)    (2,222)
                                                              -------    -------
Property and equipment, net.................................  $ 6,315    $ 2,575
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

                              SAPIENT CORPORATION

(5)  INCOME TAXES

     The provision for income taxes consists of the following:

                                                           1997      1996       1995
                                                           ----      ----       ----
                                                                (IN THOUSANDS)
Federal, current........................................  $5,220    $ 3,951    $   (4)
State, current..........................................   1,697      1,015         2
                                                          ------    -------    ------
                                                           6,917      4,966        (2)
Federal, deferred.......................................     647       (924)    1,543
State, deferred.........................................     139       (106)      454
                                                          ------    -------    ------
                                                             786     (1,030)    1,997
                                                          ------    -------    ------
Income tax expense......................................  $7,703    $ 3,936    $1,995
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
                                                              ====    ====    ====

     At December 31, 1997 and 1996, deferred income tax assets and liabilities resulted from reporting differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

                                                               1997      1996
                                                               ----      ----
                                                               (IN THOUSANDS)
Deferred income tax assets:
     Deferred revenue.......................................  $1,855    $1,736
     Allowance for doubtful accounts........................      60        62
     Accrual for compensation...............................     390       408
     Other accruals.........................................     745       634
     Property and equipment.................................     548       108
     Stock compensation.....................................      --       104
                                                              ------    ------
          Total gross deferred income tax assets............   3,598     3,052
                                                              ======    ======
Deferred income tax liabilities:
     Deferred taxes relating to the use of cash method of
       accounting for tax purposes prior to 1996............   (1,309)    (2,248)
     Unbilled revenue.......................................   (3,652)    (1,924)
     Other accruals.........................................     (543)        --
                                                              -------    -------
          Total gross deferred income tax liabilities.......  $(5,504)   $(4,172)
                                                              -------    -------
          Net deferred income tax liabilities...............  $(1,906)   $(1,120)
                                                              =======    =======

     In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Due to the fact

                              SAPIENT CORPORATION
that the Company has sufficient taxable income in the federal carryback period and anticipates sufficient future taxable income over the periods in which deferred income tax assets are deductible, the ultimate realization of deferred income tax assets for federal and state income tax purposes appears more likely than not.

     Total income tax expense for the years ended December 31, 1997, 1996 and 1995 was allocated as follows:

                                                             1997      1996     1995
                                                             ----      ----     ----
                                                                 (IN THOUSANDS)
Income taxes from continuing operations...................  $ 7,703   $3,936   $1,995
Stockholders' equity, for compensation expense for tax
  purposes in excess of amounts recognized for financial
  statement purposes......................................   (1,034)    (108)      --
                                                            -------   ------   ------
                                                            $ 6,669   $3,828   $1,995
                                                            =======   ======   ======

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

(6)  COMMITMENTS AND CONTINGENCIES

     The Company maintains its executive office in Massachusetts and operating offices in several locations throughout the United States. The Company also leases office equipment under various operating leases. Future minimum rental commitments under all noncancelable operating leases with initial or remaining terms in excess of one year were as follows at December 31, 1997:

                                                              (IN THOUSANDS)
                                                              --------------
1998........................................................     $ 7,140
1999........................................................       7,184
2000........................................................       6,745
2001........................................................       7,744
2002........................................................       6,358
Thereafter..................................................      23,267

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

                              SAPIENT CORPORATION

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

     A summary of the status of the Company's two fixed stock option plans as of December 31, 1997 and 1996 and changes during the years then ended is presented below:

                                                    1997                1996                 1995
                                              -----------------   -----------------   ------------------
                                                       WEIGHTED            WEIGHTED            WEIGHTED
                                                       AVERAGE             AVERAGE              AVERAGE
                                                       EXERCISE            EXERCISE            EXERCISE
               FIXED OPTIONS                  SHARES    PRICE     SHARES    PRICE     SHARES     PRICE
               -------------                  ------   --------   ------   --------   ------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Outstanding at beginning of year............   2,982    $ 5.14    3,018     $ 0.75    2,852      $0.28
Granted.....................................   2,098    $23.59    1,066     $13.18      878      $1.94
Exercised...................................    (608)   $ 0.63     (932)    $ 0.25     (566)     $0.08
Forfeited...................................     (89)   $12.27     (170)    $ 3.41     (146)     $0.97
                                               -----              -----               -----
Outstanding at end of year..................   4,383    $14.49    2,982     $ 5.14    3,018      $0.76
                                              ======              =====               =====
Options exercisable at year end.............     755                722                 928
                                              ======              =====               =====
Weighted average grant date fair
  value of options granted during the
  year......................................  $12.67              $7.16               $0.10
                                              ======              =====               =====

     The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                                 OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                     -------------------------------------------   -------------------------
                                                          WEIGHTED      WEIGHTED                    WEIGHTED
                                                          AVERAGE       AVERAGE                     AVERAGE
                                         NUMBER          REMAINING      EXERCISE       NUMBER       EXERCISE
     RANGE OF EXERCISE PRICES         OUTSTANDING     CONTRACTUAL LIFE   PRICE      EXERCISABLE      PRICE
     ------------------------         -----------     ----------------  --------    -----------     --------
                                     (IN THOUSANDS)                                (IN THOUSANDS)
0.00 to $ 2.50.....................      1,353           2.7 years       $ 1.19         551          $ 0.73
2.51 to $ 7.00.....................        445           4.2 years       $ 5.71          37          $ 5.33
7.01 to $ 20.00....................        410           9.0 years       $17.22          73          $17.89
20.01 to $ 22.50...................        632           9.0 years       $21.07          93          $21.08
22.51 to $ 25.00...................        604           9.7 years       $24.28           1          $23.25
25.01 to $27.50....................        939           9.9 years       $25.88          --              --
                                         -----                                          ---
                                         4,383           6.9 years       $14.49         755          $ 5.15
                                         =====                                          ===

     The Company has four stock-based compensation plans, which are described above. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. No compensation has been recognized relative to grants under these plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values for awards under those plans consistent with the method

                              SAPIENT CORPORATION
required under SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                           1997       1996      1994
                                                           ----       ----      ----
                                                           (IN THOUSANDS, EXCEPT PER
                                                                  SHARE DATA)
Net income
     As reported........................................  $12,358    $6,470    $2,914
     Pro forma..........................................  $ 5,274    $5,021    $2,899
Basic net income per share
     As reported........................................  $  0.52    $ 0.30    $ 0.16
     Pro forma..........................................  $  0.22    $ 0.23    $ 0.16
Diluted net income per share
     As reported........................................  $  0.47    $ 0.27    $ 0.14
     Pro forma..........................................  $  0.20    $ 0.21    $ 0.14

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

(11)  CAPITAL STOCK

  (a) Increase in Authorized Common Stock; Conversion of Non-Voting Common

     On February 13, 1996, the Company's Board of Directors authorized an increase in the authorized number of shares of voting Common Stock to 30,000,000 and non-voting Common Stock to 10,000,000 and provided that, upon the closing of an IPO, all shares of non-voting Common Stock then outstanding would be

                              SAPIENT CORPORATION
converted automatically into an equal number of shares of voting Common Stock and the authorized capitalization of the Company will consist of 40,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock.

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

                                                                                    YEAR ENDED
                                                              NINE MONTHS          DECEMBER 31,
                                                                 ENDED          ------------------
                                                           SEPTEMBER 30, 1997    1996       1995
                                                           ------------------    ----       ----
                                                              (UNAUDITED)
                                                                          (IN THOUSANDS)
Net Revenues:
     Sapient.............................................       $57,319         $44,580    $21,930
     EXOR................................................         6,076           4,429      2,551
                                                                -------         -------    -------
     Combined............................................       $63,395         $49,009    $24,481
                                                                =======         =======    =======
Net Income (Loss):
     Sapient.............................................       $ 8,505         $ 6,571    $ 2,830
     EXOR................................................           617            (101)        84
                                                                -------         -------    -------
     Combined............................................       $ 9,122         $ 6,470    $ 2,914
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

      Part III of the Annual Report on Form 10-K of Sapient for the fiscal year ended December 31, 1997 is hereby amended and restated in its entirety as follows:

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      A.  DIRECTORS

      Set forth below is certain information regarding all of the persons currently serving as directors of the Company.

                    CURRENT DIRECTORS -- TERMS EXPIRING 1998

J. Stuart Moore         36    Mr. Moore co-founded the Company in 1991 and has
                              served as Co-Chairman of the Board of Directors and Co-Chief Executive Officer and as a director since the Company's inception.

Darius W. Gaskins, Jr.  58    Mr. Gaskins has been a director of the Company
                              since September 1995. Mr. Gaskins is a founding partner of Carlisle, Fagan, Gaskins & Wise, Inc., a management consulting firm, which was formed in May 1993. Since June 1991, Mr. Gaskins has also been a partner of High Street Associates, Inc., which owns and manages specialty chemical companies. From June 1989 until June 1991, Mr.
                              Gaskins was a visiting professor at the Center for Business and Government at the John F. Kennedy
                              School of Government. Previously, he served as President and Chief Executive Officer of
                              Burlington Northern Railroad and as Chairman of the Interstate Commerce Commission. Mr. Gaskins is also a director of Anacomp Inc., UNR Industries, Inc. and Northwestern Steel and Wire Company.

                    CURRENT DIRECTORS -- TERMS EXPIRING 1999

R. Stephen Cheheyl      52    Mr. Cheheyl has been a director of the Company
                              since January 1996. From October 1994 until he retired on December 31, 1995, Mr. Cheheyl served as Executive Vice President, Business Operations of Bay Networks, Inc., a manufacturer of computer networking products, which was formed through the merger of Wellfleet Communications, Inc.
                              ("Wellfleet") and Synoptics Communications, Inc.
                              From December 1990 to October 1994, Mr. Cheheyl served as Senior Vice President, Finance and
                              Administration of Wellfleet. Mr. Cheheyl is also a director of Auspex Systems, Inc., ON Technology
                              Corporation and Infinium Software, Inc.

Carl S. Sloane          61    Mr. Sloane has been a director of the Company
                              since September 1995. Mr. Sloane is the Ernest L.
                              Arbuckle Professor of Business Administration at
                              Harvard University's Graduate School of Business
                              Administration, where he has been a member of the faculty since September 1991. Previously, he served as Chairman and Chief Executive Officer of Temple, Barker and Sloane, Inc., a management consulting firm, and its successor corporation, Mercer Management Consulting, Inc. Mr. Sloane is also a director of Ionics, Inc.

                   CURRENT DIRECTORS  -- TERMS EXPIRING 2000

Jerry A. Greenberg      32    Mr. Greenberg co-founded the Company in 1991 and
                              has served as co-Chairman of the Board of Directors and co-Chief Executive Officer and as a director since the Company's inception.

Bruce C. Parker         50    Mr. Parker has been a director of the Company
                              since September 1995. Since December 1997, Mr.
                              Parker has been Senior Vice President and Chief
                              Information Officer at United Airlines, Inc. From
                              September 1994 to December 1997, Mr. Parker was
                              Senior Vice President -- Management Information
                              Systems and Chief Information Officer at Ryder
                              System Inc., a transportation company. From April
                              1993 to September 1994, Mr. Parker served as a
                              Vice President of American Airlines, Inc. and as
                              President of its Sabre Development Services
                              Division. Mr. Parker served as Vice President of
                              Sabre Computer Services Division from 1988 until
                              April 1993 and as Managing Director of Customer
                              Services for Sabre Computer Services Division from
                              1987 to 1988.

      B.  EXECUTIVE OFFICERS OF THE COMPANY

      Set forth below is certain information regarding all of the persons currently serving as executive officers of the Company.

Jerry A. Greenberg      32    Mr. Greenberg co-founded the Company in 1991 and
                              has served as Co-Chairman of the Board of Directors and Co-Chief Executive Officer and as a director since the Company's inception.

J. Stuart Moore         36    Mr. Moore co-founded the Company in 1991 and has
                              served as Co-Chairman of the Board of Directors and Co-Chief Executive Officer and as a director since the Company's inception.

Sheeroy Desai           31    Mr. Desai joined the Company in September 1991 and
                              has served as Executive Vice President since
                              September 1994. Mr. Desai is responsible for managing the Company's metropolitan New York and Atlanta offices.

Susan D. Johnson        32    Ms. Johnson joined the Company as Chief Financial
                              Officer in February 1994. From April 1991 to
                              February 1994, Ms. Johnson was employed by
                              Bitstream, Inc., a software company, where she served in various finance positions prior to becoming Chief Financial Officer.

Preston Bradford        41    Mr. Bradford joined the Company in September 1994
                              and became a Vice President in April 1995. Mr.
                              Bradford is responsible for managing the Company's
                              Cambridge, Chicago and Dallas offices. From March
                              1992 to September 1994, Mr. Bradford was Director of Sales Compensation and Corporate Marketing with
                              Sprint Communications, Inc., a telecommunications company.

Christopher Davey       33    Mr. Davey joined the Company in February 1993
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

Anthony Jules           30    Mr. Jules joined the Company in June 1992 and
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

Desmond Varady          32    Mr. Varady joined the Company in October 1993 and
                              became a Vice President in September 1994. Mr.
                              Varady is responsible for managing the Company's
                              San Francisco and Los Angeles offices. From
                              February 1993 until October 1993, Mr. Varady served as an assistant Vice President for Citicorp, a multinational banking organization.
                              From October 1990 until February 1993, Mr. Varady was an account manager with CompuServe, Inc., a computer information service and networking services provider.

      C.  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Based solely upon a review of reports submitted, and representations made, to the Company, the Company believes that during 1997 its executive officers and directors and holders of more than 10% of the Common Stock complied with all Section 16(a) filing requirements.


ITEM 11.    EXECUTIVE COMPENSATION

      A.  EXECUTIVE COMPENSATION

      The following table sets forth certain information with respect to the compensation paid in each of the last three fiscal years to Messrs. Greenberg and Moore, the Company's Co-Chief Executive Officers, and the Company's two other executive officers during fiscal 1997 (the "Named Executive Officers"):


                                                                   LONG-TERM
                                                ANNUAL            COMPENSATION
                                           COMPENSATION(1)           AWARDS
                                        ----------------------    ------------
                                                                    NUMBER OF
                                                                   SHARES UNDER-
                                                                    LYING STOCK    ALL OTHER
                                          SALARY       BONUS         OPTIONS     COMPENSATION
NAME AND PRINCIPAL POSITION     YEAR       ($)          ($)          (#)(2)         ($)(3)
---------------------------     ----    ----------   ---------    ------------  --------------
Jerry A. Greenberg............. 1997    $   50,000   $ 107,396           0      $       470
  Co-Chairman of the Board and  1996        50,000     106,567           0                0
  Co-Chief Executive Officer    1995        50,000     110,500           0                0

J. Stuart Moore................ 1997    $   50,000   $ 107,396           0      $     1,250
  Co-Chairman of the Board and  1996        50,000     106,567           0            1,250
  Co-Chief Executive Officer    1995        50,000     110,500           0                0

Sheeroy D. Desai............... 1997    $   50,000   $ 109,650           0      $     1,250
  Executive Vice President      1996        50,000      94,900           0            1,172
                                1995        50,000      80,750           0            1,250

Susan D. Johnson............... 1997    $   60,000   $  67,750      40,000      $     1,250
  Chief Financial Officer       1996        60,000      43,875           0            1,250
                                1995        60,000      26,230      30,000            1,250

------------

(1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or ten percent of the total annual salary and bonus for the Named Executive Officers for such year.

(2)   The Company has never granted any stock appreciation rights.

(3) Amounts shown in this column represent the Company's matching contributions under the Company's 401(k) Plan.

      Each Named Executive Officer has executed agreements which prohibit them from competing with the Company for a period of 12 months following termination of their employment with the Company.

      B.  OPTION/SAR GRANTS IN LAST FISCAL YEAR

      The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1997 by the Company to the Named Executive Officers:


                                             INDIVIDUAL GRANTS
                    ----------------------------------------------------------------------

                                                                     POTENTIAL REALIZABLE
                                 PERCENT OF                                 VALUE AT
                                   TOTAL                                 ASSUMED ANNUAL
                     NUMBER OF    OPTIONS                                RATES OF STOCK
                    SECURITIES    GRANTED                              PRICE APPRECIATION
                    UNDERLYING      TO        EXERCISE                     FOR OPTION
                     OPTIONS     EMPLOYEES    OR BASE                        TERM(3)
                     GRANTED     IN FISCAL     PRICE     EXPIRATION  ---------------------
     NAME             (#)(1)       YEAR      ($/SH)(2)      DATE      5%($)       10%($)
------------------  ---------   ---------    ---------   ----------  ---------  ----------
Jerry A. Greenberg        --         --          --          --         --              --
J. Stuart Moore           --         --          --          --         --              --
Sheeroy D. Desai          --         --          --          --         --              --
Susan D. Johnson      10,000        .48%       $20.25      1/14/07   $ 127,351   $ 322,733
                      30,000       1.43%       $25.875    12/15/07   $ 488,179  $1,237,143

----------

(1) Represents options granted pursuant to the Company's 1996 Equity Stock Incentive Plan. Options granted become exercisable in four equal installments commencing on the first anniversary of the date of grant.

(2) The exercise price is equal to the fair market value of the Company's Common Stock on the date of grant.

(3) Potential realizable value is based on an assumption that the market price of the stock will appreciate at the stated rate, compounded annually, from the date of grant until the end of the 10-year term. These values are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate or projection of future stock prices. Actual gains, if any, on stock option exercises will depend on the future performance of the Company's Common Stock, the optionholder's continued employment through the option period and the date on which the options are exercised.


      C. AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

      The following table summarizes, for each of the Named Executive Officers, the number of shares acquired on exercise of options during the fiscal year ended December 31, 1997, the aggregate dollar value realized upon such exercise and the number and value of unexercised options held by such officers on December 31, 1997.

                                                       NUMBER OF SHARES
                                                         UNDERLYING
                              NUMBER OF                  UNEXERCISED       VALUE OF UNEXERCISED IN-
                                SHARES                 OPTIONS AT FISCAL     THE-MONEY OPTIONS AT
                               ACQUIRED                    YEAR-END            FISCAL YEAR-END
                                 ON           VALUE      EXERCISABLE/            EXERCISABLE/
                               EXERCISE     REALIZED    UNEXERCISABLE           UNEXERCISABLE
           NAME                  (#)         ($)(1)          (#)                    ($)(2)
---------------------------   --------      ---------    --------------     ------------------------
Jerry A. Greenberg(3)......     --           --               --                         --
J. Stuart Moore(3).........     --           --               --                         --
Sherroy D. Desai...........     10,000      $260,225    72,000/128,000        $2,101,510/3,733,080
Susan D. Johnson...........          0             0    17,000/ 76,000           484,750/1,219,875

------------

(1) Represents the difference between the exercise price and the fair market value of the Common Stock on the date of exercise.

(2) Represents the difference between the last reported sale price per share ($30.625) of the Common Stock on December 31, 1997, as reported on the Nasdaq National Market, and the exercise price.

(3) Messrs. Greenberg and Moore do not participate in the Company's stock plans.

      D.  DIRECTOR COMPENSATION

      Each non-employee director is paid $3,000 for attendance in person at a quarterly Board meeting and $750 for attendance in person at any committee meeting that is not held on the same day as a Board meeting. If a director participates by telephone, rather than in person, one-half of such amount is paid. In addition, each director is reimbursed for expenses incurred in connection with attending meetings. Directors receive no other cash compensation for serving as directors.

      On July 17, 1997, each of the Company's four non-employee directors was granted a stock option under the Company's 1996 Equity Stock Incentive Plan to acquire 4,000 shares of Common Stock at an exercise price of $27.375 per share, which the Board determined to be the fair market value of the Common Stock on such date. Such options vest in four equal annual installments starting on the first anniversary of the date of grant.

      In February 1996, the Board adopted and the stockholders approved the 1996 Director Stock Option Plan (the "Director Plan"), pursuant to which each new non-employee director elected to the Board of Directors in the future will be granted, upon his or her initial election as a director, an option to purchase 10,000 shares of Common Stock. All options granted under the Director Plan will have an exercise price equal to the fair market value of the Common Stock on the date of grant, will vest over a four-year period, provided the optionholder continues to serve as a director of the Company, and will expire ten years from the date of grant (subject to earlier termination in the event the optionee ceases to serve as a director of the Company). No options have ever been granted under the Director Plan, which provides for the issuance of a maximum of 60,000 shares.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


      The following table sets forth certain information as of February 28, 1998 with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee for director of the Company, (iii) the Named Executive Officers, and (iv) the directors and executive officers of the Company as of February 28, 1998 as a group.


                                                                  AMOUNT AND NATURE OF BENEFICIAL
                                                                            OWNERSHIP(1)
                                                                 ----------------------------------
                                                                  NUMBER OF
                      BENEFICIAL OWNER                              SHARES         PERCENT OF CLASS
--------------------------------------------------------------   ------------      ----------------
5% STOCKHOLDERS

Jerry A. Greenberg............................................   6,580,830(2)             27.0%
  Co-Chief Executive Officer
c/o Sapient Corporation
One Memorial Drive
Cambridge, Massachusetts  02142

J. Stuart Moore...............................................   6,486,210(3)             26.6%
  Co-Chief Executive Officer
c/o Sapient Corporation
One Memorial Drive
Cambridge, Massachusetts  02142

Pilgrim Baxter & Associates, Ltd..............................   1,332,000(4)              5.5%
825 Duportail Road
Wayne, PA  19087

OTHER DIRECTORS

R. Stephen Cheheyl............................................       7,600                  *

Darius W. Gaskins, Jr.........................................       7,600                  *

Bruce D. Parker...............................................       7,600                  *

Carl S. Sloane................................................       7,600                  *

OTHER NAMED EXECUTIVE OFFICERS

Sheeroy D. Desai..............................................     392,704                 1.6%

Susan D. Johnson..............................................      29,300                  *

All executive officers and directors as a group (12 persons)    13,983,532                56.8%

----------
* Less than 1%

(1) Each stockholder possesses sole voting and investment power with respect to the shares listed, except as otherwise noted. Includes the following number of shares issuable within the 60-day period following February 28, 1998 pursuant to the exercise of options: Mr. Cheheyl (5,000); Mr. Gaskins (5,000); Mr. Parker (5,000); Mr. Sloane (5,000); Mr. Desai (94,000); Ms.
      Johnson (20,500); and all executive officers and directors as a group (272,600). As of February 28, 1998, there were 24,361,540 shares outstanding.

(2) Includes 368,344 shares held by the Jerry A. Greenberg Three-Year Qualified Annuity Trust-1996, 1,782,904 shares held by the Jerry A. Greenberg Eight-Year Qualified Annuity Trust-1996 and 517,082 shares held by the Jerry A. Greenberg Three-Year Qualified Annuity Trust-1997, of which trusts Mr. Greenberg is a co-trustee with Samuel C. Sichko and over which shares Mr. Greenberg shares voting and/or investment control.

(3) Includes (i) 1,902,304 shares held by the J. Stuart Moore Eight-Year Qualified Annuity Trust- 1996, of which Mr. Moore is the sole trustee and over which Mr. Moore has sole voting and investment control, (ii) 428,000 shares held by the J. Stuart Moore Two-Year Qualified Annuity Trust-1996 and 26,666 shares held by the J. Stuart Moore Remainder Trust, of which trusts Mr. Moore is a co-trustee and over which shares Mr. Moore shares investment control, (iii) 11,410 shares held by the J. Stuart Moore Irrevocable Trust, of which Mr. Moore's wife is a co-trustee and over which shares Mr. Moore's wife shares voting and/or investment control and
      (iv) 540,000 shares held by the J. Stuart Moore Gift Trust of 1995, over which shares Mr. Moore does not have voting or investment control but in which shares Mr. Moore has a beneficial interest. Mr. Moore disclaims beneficial ownership of the shares held by the trusts except to the extent of his proportionate pecuniary interest therein.

(4) The information reported is based on a Schedule 13G, dated February 13, 1998, filed with the Securities and Exchange Commission by Pilgrim Baxter & Associates, Ltd ("Pilgrim"). Pilgrim is a registered investment advisor, in which capacity it has sole voting power over 1,096,200 shares and sole dispositive power over 1,332,000 shares.



ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Not applicable.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SAPIENT CORPORATION


                                    By:   /s/ Susan D. Johnson
                                          -------------------------------------
                                          Susan D. Johnson
                                          Chief Financial Officer and Treasurer
Dated:  March 17, 1998