Form 10-K405/A
period 1997-12-31
SAPIENT CORP
filed 1998-03-30
CIK 1008817

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
                    TO SECTIONS 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                   (Mark One)
         X  Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the fiscal year ended December 31, 1997
                                       or
       ____ Transition Report Pursuant to Section 13 or 15(d) of the Securities
                     Exchange Act of 1934 For the transition
                       period from ________ to ___________

                         Commission File Number 0-28074

                               SAPIENT CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                    Delaware                                      04-3130648
       ------------------------------                        -------------------
       (State or other Jurisdiction of                        (I.R.S. Employer
       Incorporation or Organization)                        Identification No.)

         One Memorial Drive, Cambridge, MA                          02142
       ----------------------------------------                   ----------
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


                     Common Stock, $.01 par value per share
              -----------------------------------------------------
                                (Title of Class)

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

                                ----------------

         Except as otherwise noted, all information herein gives effect to the two-for-one stock split effected by the Company as a 100% stock dividend distributed on March 9, 1998 to stockholders of record on February 20, 1998.

         Part IV, ITEM 14 of the Annual Report on Form 10-K of Sapient for the fiscal year ended December 31, 1997, is hereby amended and restated in its entirety as follows:

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(a)(1) FINANCIAL STATEMENTS

         The Consolidated Financial Statements filed as part of this report are listed and indexed on page 14 of the Annual Report on Form 10-K as originally filed on March 18,1998. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

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

                                      SAPIENT CORPORATION


                                      By: /s/ Preston B. Bradford
                                          -------------------------------------
                                          Preston B. Bradford
                                          Vice President
Dated: March 26, 1998

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

11+++++ Computation of Shares used in Computing Basic and Diluted Net Income Per Share

21+++++       List of Subsidiaries

23+++++       Consent of KPMG Peat Marwick LLP

27.1+++++     Financial Data Schedule - Periods Ended December 31, 1997.

27.2**        Financial Data Schedule - Periods Ended September 30, 1997.

27.3**        Financial Data Schedule - Periods Ended June 30, 1997.

27.4**        Financial Data Schedule - Period Ended March 31, 1997.

27.5**        Financial Data Schedule - Periods Ended December 31, 1996.

27.6**        Financial Data Schedule - Periods Ended September 30, 1996.

27.7**        Financial Data Schedule - Periods Ended June 30, 1996.

27.8**        Financial Data Schedule - Period Ended March 31, 1996.

----------
*     Exhibits filed pursuant to Item 14(c) of Form 10-K.
**    Exhibits filed herewith.
+ Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-1586).
++ Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-12671).
+++ Incorporated herein by reference to the Company's Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 000-28074).
++++ Incorporated herein by reference to the Company's Form 8-K (File No. 000-28074).
+++++ Previously filed.