Form 10-Q
period 1998-03-31
SAPIENT CORP
filed 1998-05-14
CIK 1008817

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                 TO

    COMMISSION FILE NUMBER: 0-28074

                                SAPIENT CORPORATION

               (Exact Name of Registrant as Specified in Its Charter)

                                    DELAWARE
                          (State or Other Jurisdiction
                         Incorporation or Organization)

                       ONE MEMORIAL DRIVE, CAMBRIDGE, MA
                    (Address of Principal Executive Offices)
                                   04-3130648
                                (I.R.S. Employer
                              Identification No.)

                                     02142
                                   (Zip Code)

                                  617-621-0200
              (Registrant's Telephone Number, Including Area Code)

                                      N/A
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]          No [ ]

     As of May 8, 1998 there were 25,097,259 shares of Common Stock, $.01 par value, outstanding.

================================================================================

                              SAPIENT CORPORATION

                                     INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Balance Sheets as of March 31, 1998 and
         December 31, 1997...........................................     2
         Consolidated Statements of Income for the Three Months Ended
         March 31, 1998 and 1997.....................................     3
         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 1998 and 1997...............................     4
         Notes to Consolidated Financial Statements..................     5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    6-8

PART II.  OTHER INFORMATION
Item 2.  Changes in Securities and Use of Proceeds...................     9
Item 6.  Exhibits and Reports on Form 8-K............................     9
Signatures...........................................................     10
Exhibit 11.1

                              SAPIENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,     DECEMBER 31,
                                                                  1998           1997
                                                               ---------     ------------
                                                              (UNAUDITED)
                                    ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 37,212,194   $47,314,306
  Short term investments....................................    23,875,397    17,091,604
  Accounts receivable, less allowance for doubtful accounts
     of $ 425,000 and $225,000, respectively................    20,369,686    16,217,444
  Unbilled revenues on contracts............................    10,574,193     9,070,470
  Deferred income tax asset.................................        34,914        34,914
  Prepaid expenses and other current assets.................     2,673,201     1,638,840
                                                              ------------   -----------
     Total current assets...................................    94,739,585    91,367,578
Property and equipment, net.................................     6,958,523     6,315,454
Other assets................................................       308,003       330,211
                                                              ------------   -----------
     Total assets...........................................  $102,006,111   $98,013,243
                                                              ============   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $     18,441   $   208,242
  Accounts payable..........................................        37,334        15,004
  Accrued expenses..........................................     2,134,990     1,924,444
  Accrued compensation......................................     2,999,025     3,453,050
  Accrued income taxes payable..............................     3,487,924     3,074,553
  Deferred revenues on contracts............................     4,714,820     6,307,903
                                                              ------------   -----------
     Total current liabilities..............................    13,392,534    14,983,196
Deferred income taxes.......................................       121,212       121,212
Other long term liabilities.................................       933,051       909,689
                                                              ------------   -----------
     Total liabilities......................................    14,446,797    16,014,097
                                                              ------------   -----------
Stockholders' equity:
  Preferred stock, par value $.01 per share, 5,000,000
     authorized and none outstanding at March 31, 1998 and
     December 31, 1997......................................            --            --
  Common stock, par value $.01 per share, voting, 40,000,000 shares authorized, 24,416,939 issued at March 31, 1998;
     40,000,000 shares authorized, 24,206,570 shares issued
     at December 31, 1997...................................       245,580       242,066
  Additional paid-in capital................................    58,773,282    57,478,844
  Retained earnings.........................................    28,540,452    24,278,236
                                                              ------------   -----------
  Total stockholders' equity................................    87,559,314    81,999,146
                                                              ------------   -----------
     Total liabilities and stockholders' equity.............  $102,006,111   $98,013,243
                                                              ============   ===========

          See accompanying notes to consolidated financial statements.

                              SAPIENT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1998           1997
                                                                 ----           ----
Revenues....................................................  $30,730,464    $18,179,931
Operating expenses:
  Project personnel costs...................................   14,711,989      8,674,546
  Selling and marketing.....................................    1,815,290      1,121,149
  General and administrative................................    8,015,296      4,574,825
                                                              -----------    -----------
       Total operating expenses.............................   24,542,575     14,370,520
     Income from operations.................................    6,187,889      3,809,411
Interest income, net........................................      578,276        516,943
                                                              -----------    -----------
     Income before income taxes.............................    6,766,165      4,326,354
Income taxes................................................    2,503,949      1,620,390
                                                              -----------    -----------
       Net income...........................................  $ 4,262,216    $ 2,705,964
                                                              ===========    ===========
Basic net income per share..................................  $      0.18    $      0.11
                                                              ===========    ===========
Diluted net income per share................................  $      0.16    $      0.10
                                                              ===========    ===========
Weighted average common shares..............................   24,347,399     23,719,836
Weighted average common share equivalents...................    2,623,700      2,120,088
                                                              -----------    -----------
Weighted average common shares and common share equivalents
  outstanding...............................................   26,971,099     25,839,924
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                              SAPIENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                              ---------------------------
                                                               MARCH 31,       MARCH 31,
                                                                  1998           1997
                                                               ---------       ---------
Cash flows from operating activities:
  Net income................................................  $  4,262,216    $ 2,680,964
  Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation and amortization..........................       726,734        368,121
     Deferred income taxes..................................            --        203,778
     Changes in assets and liabilities:
       Increase in accounts receivable......................    (4,152,242)      (923,888)
       Increase (decrease) in unbilled revenues on
          contracts.........................................    (1,503,723)       148,053
       Increase in prepaid expenses and other current
          assets............................................    (1,034,361)      (202,565)
       Decrease in other assets.............................        22,208             --
       Increase in accounts payable.........................        22,331         25,669
       Increase (decrease) in accrued expenses..............       210,546       (558,600)
       Decrease in accrued compensation.....................      (454,025)      (737,165)
       Increase (decrease) in income taxes payable..........       413,370       (687,867)
       Decrease in deferred revenues on contracts...........    (1,593,083)      (796,190)
       Increase in other long term liabilities..............        23,362         82,976
                                                              ------------    -----------
          Net cash used in operating activities.............    (3,056,667)      (396,714)
                                                              ------------    -----------
Cash flows from investing activities:
  Purchase of property and equipment........................    (1,369,803)    (2,053,933)
  Purchase of short term investments........................    (6,783,793)    (2,940,560)
                                                              ------------    -----------
          Net cash used for investing activities............    (8,153,596)    (4,994,493)
                                                              ------------    -----------
Cash flows from financing activities:
  Proceeds from stockholders for notes receivable...........            --         25,000
  Proceeds from exercise of stock options...................       293,328         60,567
  Proceeds from employee stock purchase plan................     1,004,623        589,511
  Principal payments on notes payable to bank...............      (189,801)       (81,690)
                                                              ------------    -----------
          Net cash provided by financing activities.........     1,108,150        593,388
                                                              ------------    -----------
  (Decrease) in cash and cash equivalents...................   (10,102,113)    (4,797,819)
  Cash and cash equivalents, at beginning of period.........    47,314,307     50,301,285
                                                              ------------    -----------
  Cash and cash equivalents, at end of period...............  $ 37,212,194    $45,503,466
                                                              ============    ===========
Supplemental disclosures for cash flow information:
  Cash paid during the year for income taxes................  $  2,090,111    $ 2,101,635
                                                              ============    ===========

          See accompanying notes to consolidated financial statements.

                              SAPIENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by Sapient Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10K. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for any future period of the full fiscal year.

(2)  SHORT TERM INVESTMENTS

     Short term investments are available-for-sale securities, which are recorded at fair market value. The difference between fair market value and cost is not material. Realized gains and losses from sales of available-for-sale securities were not material for any period presented.

(3)  EARNINGS PER SHARE

     During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 establishes a different method of computing net income per share than previously required under the provisions of Accounting Principles Board Opinion No. 15, "Earnings per Share" and requires restatement of all prior periods presented. Under SFAS 128, the Company presents both basic net income per share and diluted net income per share. Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share reflects the per share effect of dilutive common stock equivalents.

(4)  CAPITAL STOCK

     On January 29, 1998 the Company declared a two-for-one stock split effected as a 100 percent stock dividend distributed March 9, 1998 to all shareholders of record on February 20, 1998. All financial results and share information have been restated to reflect the effect of the stock dividend.

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

(6)  SUBSEQUENT EVENTS

     The Company completed a public offering of Common Stock on April 7, 1998 which resulted in the issuance of 653,125 of common stock, par value $.01 per share ("Common Stock"). Proceeds to the Company, net of underwriting discounts and costs of the offering, were approximately $29.1 million.

                              SAPIENT CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

     Sapient is a leading provider of business and information technology solutions implemented on a fixed price, fixed-timeframe basis. Using client/server and Web-based technologies, Sapient offers a variety of services designed to help clients rapidly achieve their business objectives, including implementation and integration of packaged software solutions, custom software development, implementation of enterprise resource planning ("ERP") systems, production support, and business and operational consulting. Sapient targets clients in information-intensive industries, including Financial Services, Energy Services, Manufacturing, Communications and Government.

     Sapient delivers services using its proprietary QUADD (Quality Design and Delivery) discipline. QUADD is a workshop-based methodology that emphasizes active client participation to help visualize, prioritize and create time-critical business and technology solutions. The Company believes that the QUADD process is an important competitive differentiator that allows Sapient and its clients to better understand the clients' business needs, and to design, develop, integrate and implement solutions that address those needs. The QUADD process consists of four stages: RIP workshop, Design, Implementation and Production. The RIP (Rapid Implementation Plan) workshop is designed to rapidly identify the client's needs and develop a strategy and action plan to meet those needs. The Design workshop focuses on outlining the proposed process changes and required information technology solutions. The Implementation stage primarily involves the development and testing of the new applications or enhancements to third-party packaged software applications or existing Sapient-developed solutions. The Production stage primarily involves the maintenance, enhancement and support of the solution after it is operational.

     The Company's revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which the Company is engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, general economic conditions and other factors. In addition, revenues from a large client may constitute a significant portion of the Company's total revenues in a particular quarter.

     On December 15, 1997, the Company acquired all of the outstanding common stock of EXOR in exchange for 611,738 shares of Common Stock. The Company's financial statements have been restated for all periods presented to reflect the acquisition of EXOR, which has been accounted for as a pooling of interests.

     On January 29, 1998, the Company declared a two-for-one stock split effected as a 100% stock dividend paid on March 9, 1998 to all stockholders of record on February 20, 1998. The Company's financial statements have been restated for all periods presented to reflect the effect of the stock dividend.

     On April 7, 1998, the Company completed a public offering of Common Stock which resulted in the issuance of 653,125 of Common Stock. Proceeds to the Company, net of underwriting discounts and costs of the offering, were approximately $29.1 million.

RESULTS OF OPERATIONS

The following table sets forth the percentage of revenues of certain items included in the Company's consolidated statements of income.

                                                              THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                              ------------
                                                              1998    1997
                                                              ----    ----
Revenues....................................................  100%    100%
Operating expenses:
  Project personnel costs...................................   48      48
  Selling and marketing.....................................    6       7
  General and administrative................................   26      24
                                                              ---     ---
     Total operating expenses...............................   80      79
Income from operations......................................   20      21
Interest income.............................................    2       3
Income taxes................................................    8       9
                                                              ---     ---
Net income..................................................   14%     15%
                                                              ===     ===

  Revenues

     Revenues for the first quarter of 1998 increased 69% over revenues for the first quarter of 1997. The increase in revenues reflects increases in both the size and number of client projects. Unbilled revenues on contracts increased from $6.5 million at December 31, 1997 to $10.6 million at March 31, 1998 as a result of several large projects which began in the fourth quarter of 1997. Typically the Company requires clients to pay a deposit at the beginning of projects. By March 31, 1998, the Company had recorded revenue on these new projects which exceeded the amounts of the deposit received. Future billings of such amounts are tied to the achievement of contractual milestones. In the first three months of 1998, the Company's five largest clients accounted for approximately 41% of its revenues. During this period, there were no clients who accounted for more than 10% of such revenues.

  Project Personnel Costs

     Project personnel costs consist primarily of salaries and employee benefits for personnel dedicated to client assignments and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense the Company incurs in providing its services. The increase in project personnel costs for the three month period ended March 31, 1998 was primarily due to an increase in project personnel from 481 at March 31, 1997 to 753 at March 31, 1998. Project personnel costs remained constant as a percentage of revenues at 48% for the first three months of 1998 and 1997.

  Selling and Marketing

     Selling and marketing costs consist primarily of salaries, employee benefits, travel expenses of selling and marketing personnel and promotional costs. Selling and marketing costs decreased as a percentage of revenues from 7% in the first quarter of 1997 to 6% in the first quarter of 1998. The decrease was primarily due to costs incurred in the first quarter of 1997 related to the preparation of the Company's first Annual Report to Shareholders. Similar costs in 1998 were expensed at the end of 1997. The dollar increase over the first three months between 1997 and 1998 was primarily the result of the increase in selling and marketing personnel, which grew from 29 employees at March 31, 1997 to 42 employees at March 31, 1998.

  General and Administrative

     General and administrative costs consist primarily of expenses associated with the Company's management, finance and administrative groups, including personnel devoted to recruiting and training project personnel, and occupancy costs. The increase in general and administrative costs for the three month period ended March 31, 1998 was primarily due to an increase in costs associated with the employees hired during

1998, along with an increase in occupancy costs related to having one additional office, and significant expansion in three of the Company's exisiting offices during the first quarter of 1998. The Company's total headcount increased from 599 at March 31, 1997 to 924 at March 31, 1998. As a percentage of revenues, general and administrative costs increased to 26% from 24% for the three months ended March 31, 1998 and 1997. The increase as a percentage of revenues was primarily a result of lower space utilization during the quarter due to the additional space.

  Interest Income

     Interest income for the three month period ended March 31, 1998 was derived from the Company's investments of the proceeds from its public stock offerings, which were primarily tax-exempt, short-term municipal bonds.

  Provision for Income Taxes

     Income tax expense represents combined federal and state income taxes at an effective rate during the first quarter ended March 31, 1998 and 1997 of 37% and 37.5%, respectively. The decrease in the effective income tax rate represents the impact of the Company's larger investment in tax-exempt, short-term municipal bonds during 1998.

  Liquidity and Capital Resources

     The Company has primarily funded its operations from cash flow generated from operations and the proceeds from its public stock offerings. In addition, the Company has a bank revolving line of credit providing for borrowings of up to $5.0 million. Borrowings under this line of credit, which expires on June 30, 1998, bear interest at the bank's prime rate. The line of credit includes covenants relating to the maintenance of certain financial ratios, and limits the payment of dividends. At March 31, 1998, the Company had no bank borrowings outstanding and no material capital commitments.

     Cash and cash equivalents decreased to $37.2 million at March 31, 1998, from $47.3 million at December 31, 1997. The decrease was primarily due to cash invested in additional property and equipment related to office expansions, tax payments and an increase in accounts receivable. At March 31, 1998, $23.9 million was invested in tax-exempt, short-term municipal bonds which mature in less than 12 months, compared to $17.1 million which was invested as of December 31, 1997.

     On April 6, 1998, the Company completed a public offering of Common Stock which resulted in the issuance of 653,125 of Common Stock. Proceeds to the Company, net of underwriting discounts and costs of the offering, were approximately $29.1 million.

     The Company believes that the cash provided from operations, borrowings available under its revolving line of credit and the net proceeds of its public offerings of common stock will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 18 months.

                                    PART II

                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     There has been no change to the information previously provided by the Company on Form SR for the period ended July 3, 1996, as amended, relating to securities sold by the Company pursuant to Registration Statements on Form S-1 (Registration Nos. 333-1586 and 333-3204) and Registration Statement on Form S-3 (Registration No. 333-47889).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

        11.1 Computation of shares used in computing Basic and Diluted Net Income per Share

        27.1 Financial data schedule.

     (b) Reports on Form 8-K.

     On March 18, 1998 , the Company filed a Current Report on Form 8-K announcing under Item 5 (Other Items) the revenues and net income from combined operations for the Company and EXOR Technologies, Inc. for the one month period ended January 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SAPIENT CORPORATION

Date: May 11, 1998                          By    /s/ JERRY A. GREENBERG
                                             -----------------------------------
                                                     JERRY A. GREENBERG
                                                 CO-CHIEF EXECUTIVE OFFICER
                                                  CO-CHAIRMAN OF THE BOARD

Date: May 11, 1998                          By     /s/ SUSAN D. JOHNSON
                                             -----------------------------------
                                                      SUSAN D. JOHNSON
                                                   CHIEF FINANCIAL OFFICER