Form 10-Q
period 1998-06-30
SAPIENT CORP
filed 1998-08-13
CIK 1008817

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                 TO

     COMMISSION FILE NUMBER: 0-28074

                                SAPIENT CORPORATION
               (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                        04-3130648
     (State or Other Jurisdiction                           (I.R.S. Employer
    Incorporation or Organization)                        Identification No.)

   ONE MEMORIAL DRIVE, CAMBRIDGE, MA                             02142
    (Address of Principal Executive                            (Zip Code)
                Offices)

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

     As of August 3, 1998 there were 25,351,420 shares of Common Stock, $.01 par value, outstanding.

================================================================================

                              SAPIENT CORPORATION

                                     INDEX

                                                                             PAGE
                                                                            NUMBER
                                                                            ------
PART I.  FINANCIAL INFORMATION
Item 1.       Consolidated Balance Sheets as of June 30, 1998 and December
              31, 1997....................................................  3
              Consolidated Statements of Income for the Three and
              Six Months Ended June 30, 1998 and 1997.....................  4
              Consolidated Statements of Cash Flows for the Six Months
              Ended
              June 30, 1998 and 1997......................................  5
              Notes to Consolidated Financial Statements..................  6-7
Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................  8-10
PART II.  OTHER INFORMATION
Item 2.       Changes in Securities and Use of Proceeds...................  11
Item 4        Submission of Matters to a Vote of Security Holders.........  11
Item 5.       Other Information...........................................  11
Item 6.       Exhibits and Reports on Form 8-K............................  12
Signatures................................................................  13
Exhibit 11.1..............................................................  14
Exhibit 27.1..............................................................  15

                              SAPIENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,      DECEMBER 31,
                                                                  1998            1997
                                                                --------      ------------
                                                              (UNAUDITED)
                                          ASSETS
Current assets:
     Cash and cash equivalents..............................  $ 68,262,233    $47,314,306
     Short term investments.................................    16,852,574     17,091,604
     Accounts receivable, less allowance for doubtful
      accounts of $425,000 and $350,000, respectively.......    22,005,451     16,217,444
     Unbilled revenues on contracts.........................    17,647,357      9,070,470
     Deferred income tax asset..............................        34,914         34,914
     Prepaid expenses and other current assets..............     2,393,793      1,638,840
                                                              ------------    -----------
          Total current assets..............................   127,196,322     91,367,578
Property and equipment, net.................................     7,659,025      6,315,454
Other assets................................................       260,017        330,211
                                                              ------------    -----------
          Total assets......................................  $135,115,364    $98,013,243
                                                              ============    ===========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to bank..................................  $         --    $   208,242
     Accounts payable.......................................            --         15,004
     Accrued expenses.......................................     1,533,372      1,924,444
     Accrued compensation...................................     3,345,297      3,453,050
     Accrued income taxes payable...........................     2,090,595      3,074,553
     Deferred revenues on contracts.........................     4,734,667      6,307,903
                                                              ------------    -----------
          Total current liabilities.........................    11,703,931     14,983,196
Deferred income taxes.......................................       121,212        121,212
Other long term liabilities.................................       956,411        909,689
                                                              ------------    -----------
          Total liabilities.................................    12,781,554     16,014,097
                                                              ------------    -----------
Stockholders' equity:
     Preferred stock, par value $.01 per share, 5,000,000
      authorized and none outstanding at June 30, 1998 and
      December 31, 1997.....................................            --             --
     Common stock, par value $.01 per share, voting,
      100,000,000 shares authorized, 25,262,653 issued at
      June 30, 1998; 40,000,000 shares authorized,
      24,206,570 shares issued at December 31, 1997.........       252,626        242,066
     Additional paid-in capital.............................    88,487,156     57,478,844
     Retained earnings......................................    33,594,028     24,278,236
                                                              ------------    -----------
          Total stockholders' equity........................   122,333,810     81,999,146
                                                              ------------    -----------
          Total liabilities and stockholders' equity........  $135,115,364    $98,013,243
                                                              ============    ===========

          See accompanying notes to consolidated financial statements.

                              SAPIENT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  JUNE 30,                      JUNE 30,
                                         --------------------------    --------------------------
                                            1998           1997           1998           1997
                                            ----           ----           ----           ----
Revenues...............................  $35,350,203    $20,798,395    $66,080,667    $38,978,326
Operating expenses:
     Project personnel costs...........   16,966,959      9,995,123     31,678,948     18,669,669
     Selling and marketing.............    2,631,367      1,138,212      4,446,657      2,259,361
     General and administrative........    8,473,450      5,241,523     16,488,746      9,816,348
                                         -----------    -----------    -----------    -----------
          Total operating expenses.....   28,071,776     16,374,858     52,614,351     30,745,378
Income from operations.................    7,278,427      4,423,537     13,466,316      8,232,948
Interest income, net...................      702,277        572,436      1,280,553      1,089,379
                                         -----------    -----------    -----------    -----------
Income before income taxes.............    7,980,704      4,995,973     14,746,869      9,322,327
Income taxes...........................    2,928,917      1,899,997      5,432,866      3,520,387
                                         -----------    -----------    -----------    -----------
          Net income...................  $ 5,051,787    $ 3,095,976    $ 9,314,003    $ 5,801,940
                                         ===========    ===========    ===========    ===========
Basic net income per share.............  $      0.20    $      0.13    $      0.38    $      0.24
                                         ===========    ===========    ===========    ===========
Diluted net income per share...........  $      0.18    $      0.12    $      0.34    $      0.22
                                         ===========    ===========    ===========    ===========
Weighted average common shares.........   25,134,991     23,844,854     24,740,475     23,783,212
Weighted average common share
  equivalents..........................    2,862,813      2,041,764      2,798,903      2,078,018
                                         -----------    -----------    -----------    -----------
Weighted average common shares and
  common share equivalents.............   27,997,804     25,886,618     27,539,378     25,861,230
                                         ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                              SAPIENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                              -------------------------
                                                               JUNE 30,      JUNE 30,
                                                                 1998          1997
                                                               --------      --------
Cash flows from operating activities:
  Net income................................................  $ 9,314,003   $ 5,801,940
  Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation and amortization..........................    1,571,039       856,280
     Deferred income taxes..................................           --       (97,089)
     Changes in assets and liabilities:
       Increase in accounts receivable, net.................   (5,788,007)   (2,961,704)
       Increase in unbilled revenues on contracts...........   (8,576,887)   (1,075,636)
       Increase in prepaid expenses and other current
        assets..............................................     (754,953)     (555,556)
       Decrease in other assets.............................       71,983            --
       (Decrease) increase in accounts payable..............      (15,004)      265,177
       Decrease in accrued expenses.........................     (391,072)     (493,648)
       Decrease in accrued compensation.....................     (107,753)      (22,874)
       Decrease in income taxes payable.....................     (983,958)     (754,146)
          (Decrease) increase in deferred revenues on
            contracts.......................................   (1,573,236)       77,388
          Increase in other long term liabilities...........       46,722       173,809
                                                              -----------   -----------
Net cash (used from) provided by operating activities.......   (7,187,123)    1,213,941
                                                              -----------   -----------
Cash flows from investing activities:
  Purchase of property and equipment........................   (2,914,610)   (3,153,799)
  Sale of short term investments............................      239,030     3,316,723
                                                              -----------   -----------
  Net cash (used in) provided by investing activities.......   (2,675,580)      162,924
                                                              -----------   -----------
Cash flows from financing activities:
  Proceeds from stockholders for notes receivable...........           --            --
  Proceeds from exercise of stock options...................      717,843       142,450
Proceeds from public stock offering.........................   29,296,406            --
Proceeds from employee stock purchase plan..................    1,004,623       589,511
Principal payments on notes payable to bank.................     (208,242)     (126,461)
                                                              -----------   -----------
          Net cash provided by financing activities.........   30,810,630       605,500
                                                              -----------   -----------
Increase in cash and cash equivalents.......................   20,947,927     1,982,365
Cash and cash equivalents, at beginning of period...........   47,314,306    50,301,285
                                                              -----------   -----------
Cash and cash equivalents, at end of period.................  $68,262,233   $52,283,650
                                                              ===========   ===========
Supplemental disclosures for cash flow information:
  Cash paid during the period for income taxes..............  $ 6,416,824   $ 4,348,635
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                              SAPIENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Sapient Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

     On December 15, 1997, the Company acquired all of the outstanding common stock of EXOR in exchange for 611,738 shares of Common Stock. The Company's financial statements have been restated for all periods presented to reflect the acquisition of EXOR, which has been accounted for as a pooling of interests.

(2)  SHORT TERM INVESTMENTS

     Short term investments represent available-for-sale securities, which are recorded at fair market value. The difference between fair market value and cost is not material. Realized gains and losses from sales of available-for-sale securities were not material for any period presented.

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

(4)  CAPITAL STOCK

     The Company's Board of Directors declared a two-for-one stock split on February 20, 1998 effected as a 100 percent stock dividend which was distributed on March 9, 1998. All financial results and share information have been restated to reflect the effect of the stock dividend.

     On April 7, 1998, the Company completed a public offering of Common Stock which resulted in the issuance of 653,125 shares of Common Stock. Proceeds to the Company, net of underwriting discounts and costs of the offering, were approximately $29.3 million.

(5)  CONTINGENT LIABILITIES

     The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

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

(6)  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in the body of the financial statements. Comprehensive income includes net income as currently reported under Generally Accepted Accounting Principles and also considers the effect of additional economic events that are not required to be recorded in determining net income but are rather reported as a separate component of stockholders' equity. These events include certain foreign currency transactions and related hedging activities accounted for under Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" and unrealized gains and losses on investments in marketable securities accounted for under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company plans to adopt SFAS 130 in 1998. The effect of adopting SFAS 130 and reporting comprehensive income is not expected to be material to the Company.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual and interim financial statements issued to shareholders. This Statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company plans to adopt this Statement in 1998.

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

     Sapient delivers services using its proprietary QUADD (Quality Design and Delivery) discipline. QUADD is a workshop-based methodology that emphasizes active client participation to help visualize, prioritize and create time-critical business and technology solutions. The Company believes that the QUADD discipline is an important competitive differentiator that allows Sapient and its clients to better understand the clients' business needs, and to design, develop, integrate and implement solutions that address those needs. The QUADD process consists of four stages: RIP workshop, Design, Implementation and Production. The RIP (Rapid Implementation Plan) workshop is designed to rapidly identify the client's needs and develop a strategy and action plan to meet those needs. The Design workshop focuses on outlining the proposed process changes and required information technology solutions. The Implementation stage primarily involves the development and testing of the new applications or enhancements to third-party packaged software applications or existing Sapient-developed solutions. The Production stage primarily involves the maintenance, enhancement and support of the solution after it is operational.

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

     The Company's Board of Directors declared a two-for-one stock split on February 20, 1998 effected as a 100 percent stock dividend which was distributed on March 9, 1998. The Company's financial statements have been restated for all periods presented to reflect the effect of the stock dividend.

     On April 7, 1998, the Company completed a public offering of Common Stock which resulted in the issuance of 653,125 shares of Common Stock. Proceeds to the Company, net of underwriting discounts and costs of the offering, were approximately $29.3 million.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues of certain items included in the Company's consolidated statements of income.

                                                             THREE MONTHS           SIX MONTHS
                                                            ENDED JUNE 30,        ENDED JUNE 30,
                                                            --------------        --------------
                                                            1998      1997        1998      1997
                                                            ----      ----        ----      ----
Revenues..................................................  100%      100%        100%      100%
Operating expenses:
     Project personnel costs..............................   48        48          48        48
     Selling and marketing................................    7         6           7         6
     General and administrative...........................   24        25          25        25
                                                            ---       ---         ---       ---
          Total operating expenses........................   79        79          80        79
Income from operations....................................   21        21          20        21
Interest income...........................................    2         3           2         3
Income taxes..............................................    9         9           8         9
                                                            ---       ---         ---       ---
Net income................................................   14%       15%         14%       15%
                                                            ===       ===         ===       ===

  Revenues

     Revenues for the second quarter of 1998 increased 70% over revenues for the second quarter of 1997. For the first six months of the year, revenues increased 70% over the comparable period of the prior year. The increase in revenues reflects increases in both the size and number of client projects. Unbilled revenues on contracts increased from $9.1 million at December 31, 1997 to $17.7 million at June 30, 1998 primarily as a result of several large projects which began in the fourth quarter of 1997. By June 30, 1998, the Company had recorded revenue on several of these new projects which exceeded the amounts of the deposits received by the Company at the beginning of the projects. Future billings for these projects are tied to the achievement of contractual milestones, which occur throughout the life of the projects. In the second quarter of 1998, the Company's five largest clients accounted for approximately 34% of its revenues. During this period, there were no clients who accounted for more than 10% of such revenues. For the first six months of 1998 the Company's five largest clients accounted for approximately 37% of its revenues. During this period, there were no clients who accounted for more than 10% of such revenues.

  Project Personnel Costs

     Project personnel costs consist primarily of salaries and employee benefits for personnel dedicated to client assignments and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense the Company incurs in providing its services. The increase in project personnel costs for the three and six month periods ended June 30, 1998 was primarily due to an increase in project personnel from 548 at June 30, 1997 to 846 at June 30, 1998. Project personnel costs remained constant as a percentage of revenues at 48% for the second quarter of 1998 and 1997 and for the first six months of 1998 and 1997.

  Selling and Marketing

     Selling and marketing costs consist primarily of salaries, employee benefits, travel expenses of selling and marketing personnel and promotional costs. Selling and marketing costs increased as a percentage of revenues from 6% in the second quarter of 1997 to 7% in the second quarter of 1998. For the first six months of 1998 and 1997, selling and marketing costs increased as a percentage of revenues from 6% to 7%. The increase was primarily due to investments made by the Company in a new corporate identity program, an increase in the level of compensation paid to the Company's selling and marketing team and an increase in the amount of business development travel expenses. The dollar increase in the three and six month periods ended June 30, 1998 was primarily the result of an increase in the number of selling and marketing personnel, from 30 employees at June 30, 1997 to 42 employees at June 30, 1998.

  General and Administrative

     General and administrative costs consist primarily of expenses associated with the Company's management, finance and administrative groups, including personnel devoted to recruiting and training project personnel, and occupancy costs. The increase in general and administrative costs for the three and six month periods ended June 30, 1998 was primarily due to an increase in total costs associated with employees hired during 1998, along with an increase in occupancy costs related to significant expansion in the Company's office space and increased depreciation costs related to the Company's increased investments in property and equipment. The Company's total headcount increased from 677 at June 30, 1997 to 1,035 at June 30, 1998. As a percentage of revenues, general and administrative costs decreased to 24% for the three months ended June 30, 1998 from 25% for the comparable period in 1997. The decrease as a percentage of revenues was primarily a result of improvements in the hiring process. General and administrative costs remained constant at 6% for the six month periods ending June 30, 1998 and June 30, 1997.

  Interest Income

     Interest income for the three and six month periods ended June 30, 1998 was derived from the Company's investments of the proceeds from its public stock offerings, which were invested primarily in tax-exempt, short-term municipal bonds.

  Provision for Income Taxes

     Income tax expense represents combined federal and state income taxes at an effective rate during the quarter ended June 30, 1998 and 1997 of 36.7% and 38.0%, respectively.

  Liquidity and Capital Resources

     The Company has primarily funded its operations from cash flow generated from operations and the proceeds from its public stock offerings. In addition, the Company has a bank revolving line of credit providing for borrowings of up to $5.0 million. Borrowings under this line of credit, which expires on August 31, 1998, bear interest at the bank's prime rate. The line of credit includes covenants relating to the maintenance of certain financial ratios, and limits the payment of dividends. At June 30, 1998, the Company had no bank borrowings outstanding and no material capital commitments.

     Cash and cash equivalents increased to $68.3 million at June 30, 1998, from $47.3 million at December 31, 1997. The increase was primarily due to proceeds from a public offering of Common Stock completed in April 1998. Offsetting this during the second quarter were investments in additional property and equipment related to office expansions, tax payments and an increase in accounts receivable. At June 30, 1998, $16.9 million was invested in tax-exempt, short-term municipal bonds which mature in less than 12 months, compared to $17.1 million which was invested in similar instruments as of December 31, 1997.

     On April 7, 1998, the Company completed a public offering of Common Stock which resulted in the issuance of 653,125 of Common Stock. Proceeds to the Company, net of underwriting discounts and costs of the offering, were approximately $29.3 million.

     The Company believes that the cash provided from operations, borrowings available under its revolving line of credit or any replacement facility and the net proceeds of its public offerings of common stock will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 18 months.

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

                                    PART II

                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     There has been no change to the information previously provided by the Company on Form SR for the period ended July 3, 1996, as amended, relating to securities sold by the Company pursuant to Registration Statements on Form S-1 (Registration Nos. 333-1586 and 333-3204) and a Registration Statement on Form S-3 (Registration No. 333-47889).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on May 8, 1998, the following proposals were adopted by the votes specified below:

          (i) The election of two Class II Directors (J. Stuart Moore and Darius
     W. Gaskins) to serve until the year 2001. Mr. Gaskins received a total of 20,729,882 shares of Common Stock voting in favor, with 18,923 shares withheld from the vote. Mr. Moore received a total of 20,730,332 shares of Common Stock voting in favor with 18,473 shares withheld from the vote. In addition to the directors listed above who were elected at the meeting, the terms of the following directors continued after the meeting: R. Stephen Cheheyl, Carl S. Sloane, Jerry A. Greenberg and Bruce D. Parker.

          (ii) The approval of an amendment to the Company's Amended and Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 40,000,000 to 100,000,000. A total of 19,292,000 shares of Common Stock were voted in favor of this proposal, 1,454,630 shares were voted against this proposal and 1,175 shares abstained from voting.

          (iii) The approval of the Company's 1998 Stock Incentive Plan and the reservation of 2,000,000 shares of Common Stock for issuance thereunder. A total of 16,871,808 of Common Stock shares were voted in favor of this proposal, 1,987,936 shares were voted against this proposal, 3,105 shares abstained from voting and there were a total of 1,885,956 broker non-votes.

          (iv) The approval of an amendment to the Company's 1996 Employee Stock Purchase Plan increasing the number of shares of Common Stock reserved for purchase thereunder from 300,000 to 660,000 and increasing the number of offerings from six to twelve. A total of 18,871,086 shares of Common Stock were voted in favor of this proposal, 9,512 shares were voted against this proposal, 3,995 shares abstained from voting and there were a total of 1,864,212 broker non-votes.

          (v) The ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the current fiscal year. A total of 20,742,092 shares of Common Stock were voted in favor of this proposal, 4,982 shares were voted against this proposal and 1,731 shares abstained from voting.

ITEM 5.  OTHER INFORMATION

     Stockholder Proposals for 1999 Annual Meeting

     As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Stockholders must be received by the Secretary of the Company at the principal offices of the Company no later than December 10, 1998.

     In addition, the Company's by-laws require that the Company be given advance notice of stockholder nominations for election to the Company's Board of Directors and of other business which stockholders wish to present for action at an annual meeting of stockholders (other than matters included in the Company's proxy statement in accordance with Rule 14a-8). The required notice must be made in writing and received by the Secretary of the Company at the principal offices of the Company not less than 60 days nor more than 90 days prior to the 1999 Annual Meeting; provided, however, that if less than 70 days notice or prior public disclosure of the date of the 1999 Annual Meeting is given to stockholders, to be timely, notice must be so received not later than the close of business on the 10th day following the date on which the notice of the meeting was mailed or such public disclosure was made, whichever occurs first. The 1999 Annual Meeting is currently expected to be held on May 7, 1999. Assuming that this date does not change, in order to comply with the time periods set forth in the Company's by-laws, appropriate notice would need to be provided no earlier than February 6, 1999 and not later than March 8, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

        11.1 Computation of shares used in computing Basic and Diluted Net Income per Share

        27.1  Financial data schedule.

     (b) Reports on Form 8-K.

     The Company did not file any Reports on Form 8-K during the quarter ended June 30, 1998.
 .

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SAPIENT CORPORATION

Date: August 11, 1998                       By    /s/ JERRY A. GREENBERG
                                             -----------------------------------
                                             JERRY A. GREENBERG
                                             CO-CHIEF EXECUTIVE OFFICER
                                             CO-CHAIRMAN OF THE BOARD

Date: August 11, 1998                       By     /s/ SUSAN D. JOHNSON
                                             -----------------------------------
                                             SUSAN D. JOHNSON
                                             CHIEF FINANCIAL OFFICER