Form 10-Q
period 1998-09-30
SAPIENT CORP
filed 1998-11-16
CIK 1008817

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     As of November 9, 1998 there were 26,551,708 shares of Common Stock, $.01 par value, outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SAPIENT CORPORATION

                                     INDEX

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Balance Sheets as of September 30, 1998 and
         December 31, 1997...........................................     2
         Consolidated Statements of Operations for the Three and Nine
         Months Ended September 30, 1998 and 1997....................     3
         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 1998 and 1997...........................    4-5
         Notes to Consolidated Financial Statements..................    6-9
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   10-15
PART II. OTHER INFORMATION
Item 2.  Changes in Securities and Use of Proceeds...................    16
Item 6.  Exhibits and Reports on Form 8-K............................    16
Signatures...........................................................    17
Exhibit 11.1.........................................................
Exhibit 27.1.........................................................

                              SAPIENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                               (UNAUDITED)
                           ASSETS
Current assets:
     Cash and cash equivalents..............................  $ 24,596,599    $47,314,306
     Short term investments.................................    62,625,083     17,091,604
     Accounts receivable, less allowance for doubtful
      accounts of $525,000 and $350,000, respectively.......    30,845,535     16,217,444
     Unbilled revenues on contracts.........................    12,012,860      9,070,470
     Deferred income tax asset..............................            --         34,914
     Prepaid expenses and other current assets..............     2,834,831      1,638,840
                                                              ------------    -----------
          Total current assets..............................   132,914,908     91,367,578
Property and equipment, net.................................    13,358,038      6,315,454
Other assets................................................    20,179,688        330,211
                                                              ------------    -----------
          Total assets......................................  $166,452,634    $98,013,243
                                                              ============    ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to bank..................................  $         --    $   208,242
     Accounts payable.......................................     1,765,767         15,004
     Accrued expenses.......................................     3,414,730      1,924,444
     Accrued compensation...................................     4,257,461      3,453,050
     Accrued income taxes payable...........................     5,663,831      3,074,553
     Deferred revenues on contracts.........................     7,009,251      6,307,903
                                                              ------------    -----------
          Total current liabilities.........................    22,111,040     14,983,196
Deferred income taxes.......................................       121,212        121,212
Other long term liabilities.................................     1,021,772        909,689
                                                              ------------    -----------
          Total liabilities.................................    23,254,024     16,014,097
                                                              ------------    -----------
Stockholders' equity:
     Preferred stock, par value $.01 per share, 5,000,000
      authorized and none outstanding at September 30, 1998
      and December 31, 1997.................................            --             --
     Common stock, par value $.01 per share, voting,
      100,000,000 shares authorized, 26,087,821 issued at
      September 30, 1998; 40,000,000 shares authorized,
      24,206,570 shares issued at December 31, 1997.........       260,878        242,066
     Additional paid-in capital.............................   113,312,473     57,478,844
     Retained earnings......................................    29,625,259     24,278,236
                                                              ------------    -----------
          Total stockholders' equity........................   143,198,610     81,999,146
                                                              ------------    -----------
          Total liabilities and stockholders' equity........  $166,452,634    $98,013,243
                                                              ============    ===========

          See accompanying notes to consolidated financial statements.

                              SAPIENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                      ---------------------------    ---------------------------
                                         1998            1997            1998           1997
                                      -----------    ------------    ------------    -----------
Revenues............................  $41,837,354    $ 24,416,095    $107,918,021    $63,394,421
     Operating expenses:
     Project personnel costs........   20,448,735      12,149,504      52,127,683     30,819,173
     Selling and marketing..........    2,990,700       1,544,235       7,437,357      3,803,596
     General and administrative.....   10,544,653       5,808,354      27,033,399     15,624,702
     Charge for in-process research
       and development..............   14,800,000              --      14,800,000             --
                                      -----------    ------------    ------------    -----------
          Total operating
            expenses................   48,784,088      19,502,093     101,398,439     50,247,471
Income (loss) from operations.......   (6,946,734)      4,914,002       6,519,582     13,146,950
Interest income.....................      952,081         482,738       2,232,634      1,572,117
                                      -----------    ------------    ------------    -----------
Income (loss) before income taxes...   (5,994,653)      5,396,740       8,752,216     14,719,067
Income tax expense (benefit)........   (2,025,884)      2,076,630       3,406,982      5,597,017
                                      -----------    ------------    ------------    -----------
          Net income (loss).........  $(3,968,769)   $  3,320,110    $  5,345,234    $ 9,122,050
                                      ===========    ============    ============    ===========
Basic net income (loss) per share...  $     (0.15)   $       0.14    $       0.21    $      0.38
                                      ===========    ============    ============    ===========
Diluted net income (loss) per
  share.............................  $     (0.15)   $       0.13    $       0.19    $      0.35
                                      ===========    ============    ============    ===========
Weighted average common shares......   25,640,595      23,916,322      25,044,438     23,828,076
Weighted average common share
  equivalents.......................           --       2,194,840       2,626,536      2,089,834
                                      -----------    ------------    ------------    -----------
Weighted average common shares and
  common share equivalents..........   25,640,595      26,111,162      27,670,974     25,917,910
                                      ===========    ============    ============    ===========

          See accompanying notes to consolidated financial statements.

                              SAPIENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1998             1997
                                                              -------------    -------------
Cash flows from operating activities:
  Net income................................................  $  5,345,234     $  9,122,050
  Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation and amortization..........................     2,246,010        1,535,388
     Charge for in-process research and development.........    14,800,000               --
     Amortization of intangible assets......................       127,559               --
     Deferred income taxes..................................    (5,431,600)          (2,355)
     Changes in assets and liabilities:
       Increase in accounts receivable, net.................   (12,050,321)      (4,183,518)
       Increase in unbilled revenues on contracts...........    (2,313,008)      (1,926,452)
       Increase in prepaid expenses and other current
          assets............................................      (387,481)        (575,274)
       Increase in other assets.............................      (680,095)              --
       Increase in accounts payable.........................     1,305,592          127,659
       Decrease in accrued expenses.........................    (1,569,245)        (423,709)
       (Decrease) increase in accrued compensation..........       (76,039)         892,570
       Increase (decrease) in income taxes payable..........     2,318,939         (498,071)
       Decrease in deferred revenues on contracts...........      (432,982)      (2,692,304)
       Increase in other long term liabilities..............        70,487          172,589
                                                              ------------     ------------
Net cash provided by operating activities...................     3,273,050        1,548,573
                                                              ------------     ------------
Cash flows from investing activities:
  Purchase of property and equipment........................    (7,211,596)      (4,382,329)
  Net cash received from acquisition........................       561,306               --
  Sale of short term investments............................            --               --
  Purchase of short term investments........................   (45,529,503)      (8,978,635)
                                                              ------------     ------------
  Net cash (used in) investing activities...................   (52,179,793)     (13,360,964)
                                                              ------------     ------------
Cash flows from financing activities:
  (Advance to) repayments from stockholders for notes
     receivable.............................................    (3,788,292)          25,000
  Proceeds from exercise of stock options...................     1,311,425          299,838
  Proceeds from public stock offering.......................    29,091,297               --
  Proceeds from employee stock purchase plan................     2,645,341          589,511
  Proceeds from lease and bank financing....................            --          165,011
  Principal payments on notes payable to bank...............    (3,070,735)        (189,246)
                                                              ------------     ------------
          Net cash provided by financing activities.........    26,189,036          890,114
                                                              ------------     ------------
(Decrease) in cash and cash equivalents.....................   (22,717,707)     (10,922,277)
Cash and cash equivalents, at beginning of period...........    47,314,306       50,301,285
                                                              ------------     ------------
Cash and cash equivalents, at end of period.................  $ 24,596,599     $ 39,379,008
                                                              ============     ============

          See accompanying notes to consolidated financial statements.

                              SAPIENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1998             1997
                                                              -------------    -------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for income taxes..............   $ 6,483,649      $4,348,635
                                                               ===========      ==========
  Net assets and liabilities recognized upon acquisition
     from Studio:
     Cash and cash equivalents..............................       811,306         --
     Accounts receivable, less allowance for doubtful
      accounts of $100,000..................................     2,577,770         --
     Unbilled revenues on contracts.........................       629,382         --
     Prepaid expenses and other current assets..............        34,246         --
     Property and equipment, net............................     2,076,998         --
     Other assets...........................................    19,169,382         --
     Accounts payable.......................................       445,171         --
     Accrued expenses.......................................       724,531         --
     Accrued compensation...................................     4,668,760         --
     Accrued income taxes payable...........................       270,338         --
     Deferred revenues on contracts.........................     1,134,331         --
     Deferred income taxes..................................     2,862,493         --
     Other long term liabilities............................        42,000         --
Supplemental disclosures of non-cash investing activities:
  Common stock issued for acquisition of Studio.............    22,800,000         --
                                                               ===========

          See accompanying notes to consolidated financial statements.

                              SAPIENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Sapient Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

     On August 25, 1998 the Company acquired Studio Archetype, Inc. ("Studio") for approximately $25.3 million in stock and cash, including direct acquisition costs of approximately $2.3 million, pursuant to which the Company issued 498,314 shares of Common Stock and paid $250,000 in cash to the Studio Stockholders. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values which had an immaterial impact on the financial statements.

     On December 15, 1997, the Company acquired all of the outstanding common stock of EXOR Technologies, Inc. ("EXOR") in exchange for 611,738 shares of Common Stock. The Company's financial statements have been restated for all periods presented to reflect the acquisition of EXOR, which was accounted for as a pooling of interests.

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

(4)  CAPITAL STOCK

     The Company's Board of Directors declared a two-for-one stock split on February 20, 1998, effected as a 100 percent stock dividend, which was distributed on March 9, 1998. All financial results and share information have been restated to reflect the effect of the stock dividend.

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

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual and interim financial statements issued to shareholders. This Statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company plans to adopt this Statement in 1998. The adoption of SFAS 131 will not impact the Company's financial position, results of operations or cash flows. Management has determined that, at least for the forseeable future, the adoption of SFAS 131 will not require the Company to materially differ from its current presentation of its operating results as one business segment.

(7)  ACQUISITION ACCOUNTING

     On August 25, 1998, the Company acquired Studio for approximately $25.3 million in stock and cash, including direct acquisition costs of approximately $2.3 million, pursuant to which the Company issued 498,314 shares of the Company Common Stock and paid $250,000 in cash to the Studio Stockholders. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values.

     In connection with the acquisition of Studio, the Company allocated $14.8 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     The Company engaged independent third-party appraisers to assess and allocate values to the in-process research and development projects. The value assigned to these assets was determined by identifying significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of Studio's next-generation enterprise-wide suite of development, scheduling, bug tracking and content management applications.

     The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development is based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Studio and its competitors.

     Total revenues attributable to Studio are projected to exceed $100 million within 5 years, assuming the successful completion and market acceptance of the major R&D programs. The estimated revenues for the projects are expected to peak in 2002 and decline in 2003 through 2004 as other new products are expected to enter the market. These forecasts are based on Studio management's estimates of market size and growth, expected trends in technology (intranet/extranet applications, content management solutions, and web graphic development and authoring tools) and the nature and expected timing of new product introductions by Studio and its competitors. Studio management indicated that EBIT margins would increase from historical observations of approximately 5.0% to approximately 15% by 2001, once the initial and significant development hurdles had been achieved by 1999. Studio's projected increased profitability is dependent upon successful introduction of the in-process projects.

     The nature of the efforts to develop the acquired in-process technology into commercially viable products and services principally relate to the completion of all planning, designing, prototyping, verification, and testing activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical, and economic performance requirements. The efforts to develop the purchased in-process technology also include testing of the technology for compatibility and interoperability with other applications. Expenditures on these projects through the date of the acquisition of Studio have been approximately $2.5 million, and estimated costs to complete these projects are expected to total approximately $625,000 through 2001. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

     The rates utilized to discount the net cash flows to their present value are based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, discount rates of 25.0 to 30.0 percent were utilized for the business enterprise and for the in-process research and development. These discount rates are commensurate with Studio's stage of development; the uncertainties in the economic estimates described above; the inherent uncertainty surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and, the uncertainty of technological advance that are unknown at this time.

     The forecasts used by the Company in valuing in-process research and development were based upon assumptions that the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary from the projected results and could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from the projected results and could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company expects to continue their support of these efforts and believes Studio has a reasonable chance of successfully completing the research and development programs. However, there is risk associated with the completion of the projects and there is no assurance that any will meet with either technological or commercial success.

     Other intangible assets of $9.6 million is comprised of $3.8 million for marketing assets, $1.6 million for assembled work force and approximately $4.2 million of other goodwill type assets comprising the reputation of Studio which have estimated useful lives of approximately 7 years. However there are no assurances that the value of these intangible assets acquired will not become impaired.

     Below are the pro forma results of operations for the Company and Studio, assuming that the acquisition of Studio occurred at the beginning of the nine month period ended September 30, 1998.

                                                         NINE MONTHS
                                                            ENDED
                                                      SEPTEMBER 30, 1998
                                                      ------------------
                                                         (UNAUDITED)
Net Revenues:
     Sapient........................................     $107,918,021
     Studio.........................................     $ 10,098,754
                                                         ------------
     Combined.......................................     $118,016,775
                                                         ============
Net Income (Loss):
     Sapient........................................     $  4,324,762
     Studio.........................................         (364,695)
                                                         ------------
     Combined.......................................     $ (3,960,067)
                                                         ============
Basic Net Income (loss) Per Share:
     Sapient........................................     $       0.17
     Studio.........................................     $      (0.01)
                                                         ------------
     Combined.......................................     $       0.16
                                                         ============

                              SAPIENT CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading provider of business and information technology solutions implemented on a fixed-price, fixed-timeframe basis. Using client/server and Web-based technologies, the Company offers a variety of services designed to help clients rapidly achieve their business objectives, including implementation and integration of packaged software solutions, custom software development, implementation of enterprise resource planning ("ERP") systems, production support, and business and operational consulting. The Company targets clients in information-intensive industries, including Financial Services, Energy Services, Manufacturing, Healthcare, Government and Communications.

     The Company delivers services using its proprietary QUADD (Quality Design and Delivery) discipline. QUADD is a workshop-based methodology that emphasizes active client participation to help visualize, prioritize and create time-critical business and technology solutions. The Company believes that the QUADD discipline is an important competitive differentiator that allows the Company and its clients to better understand the clients' business needs, and to design, develop, integrate and implement solutions that address those needs. The QUADD process consists of four stages: RIP workshop, Design, Implementation and Production. The RIP (Rapid Implementation Plan) workshop is designed to rapidly identify the client's needs and develop a strategy and action plan to meet those needs. The Design workshop focuses on outlining the proposed process changes and required information technology solutions. The Implementation stage primarily involves the development and testing of the new applications or enhancements to third-party packaged software applications or existing Sapient-developed solutions. The Production stage primarily involves the maintenance, enhancement and support of the solution after it is operational.

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

     On December 15, 1997, the Company acquired all of the outstanding common stock of EXOR Technologies, Inc. ("EXOR") in exchange for 611,738 shares of Common Stock. The Company's financial statements have been restated for all periods presented to reflect the acquisition of EXOR, which has been accounted for as a pooling of interests.

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

     On August 25, 1998, the Company acquired Studio Archetype, Inc. ("Studio") for approximately $25.3 million in stock and cash, including direct acquisition costs of approximately $2.3 million, pursuant to which the Company issued 498,314 shares of Common Stock and $250,000 in cash. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and on liabilities assumed based on their respective fair values.

     In connection with the acquisition of Studio the Company allocated $14.8 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     The Company engaged independent third-party appraisers to assess and allocate values to the in-process research and development projects. The value assigned to these assets was determined by identifying significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of Studio's next-generation enterprise-wide suite of development, scheduling, bug tracking and content management applications.

     The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development is based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Studio and its competitors.

     Total revenues attributable to Studio are projected to exceed $100 million within 5 years, assuming the successful completion and market acceptance of the major R&D programs. The estimated revenues for the projects are expected to peak in 2002 and decline in 2003 through 2004 as other new products are expected to enter the market. These forecasts are based on Studio management's estimates of market size and growth, expected trends in technology (intranet/extranet applications, content management solutions, and web graphic development and authoring tools) and the nature and expected timing of new product introductions by Studio and its competitors. Studio management indicated that EBIT margins would increase from historical observations of approximately 5.0% to approximately 15% by 2001, once the initial and significant development hurdles had been achieved by 1999. Studio's projected increased profitability is dependent upon successful introduction of the in-process projects.

     The nature of the efforts to develop the acquired in-process technology into commercially viable products and services principally relate to the completion of all planning, designing, prototyping, verification, and testing activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical, and economic performance requirements. The efforts to develop the purchased in-process technology also include testing of the technology for compatibility and interoperability with other applications. Expenditures on these projects to date have been approximately $2.5 million, and estimated costs to complete these projects are expected to total approximately $625,000 through 2001. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

     The rates utilized to discount the net cash flows to their present value are based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, discount rates of 25.0 to 30.0 percent were utilized for the business enterprise and for the in-process research and development. These discount rates are commensurate with Studio's stage of development; the uncertainties in the economic estimates described above; the inherent uncertainty surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and, the uncertainty of technological advance that are unknown at this time.

     The forecasts used by the Company in valuing in-process research and development were based upon assumptions that the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary from the projected results and could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from the projected results and could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company expects to continue their support of these efforts and believes Studio has a reasonable chance of successfully completing the research and development programs. However, there is risk associated with the completion of the projects and there is no assurance that any will meet with either technological or commercial success.

     Other intangible assets of $9.6 million is comprised of $3.8 million for marketing assets, $1.6 million for assembled work force and approximately $4.2 million of other goodwill type assets comprising the reputation of Studio which have estimated useful lives of approximately 7 years. However, there are no assurances that the value of these intangible assets acquired will not become impaired.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues of certain items included in the Company's consolidated statements of income.

                                                            THREE MONTHS      NINE MONTHS
                                                               ENDED             ENDED
                                                           SEPTEMBER 30,     SEPTEMBER 30,
                                                           --------------    --------------
                                                           1998     1997     1998     1997
                                                           -----    -----    -----    -----
Revenues.................................................   100%     100%     100%     100%
Operating expenses:
  Project personnel costs................................    49       50       48       48
  Selling and marketing..................................     7        6        7        6
  General and administrative.............................    25       24       25       25
  Charge for in-process research and development.........    35        0       14        0
                                                            ---      ---      ---      ---
     Total operating expenses............................   116       80       94       79
(Loss) income from operations............................   (16)      20        6       21
Interest income..........................................     2        3        2        2
Income taxes.............................................    (5)       9        3        9
                                                            ---      ---      ---      ---
Net (loss) income........................................    (9)%     14%       5%      14%
                                                            ===      ===      ===      ===

  Revenues

     Revenues for the third quarter of 1998 increased 71% over revenues for the third quarter of 1997. For the first nine months of the year, revenues increased 70% over the comparable period of the prior year. The increase in revenues reflects increases in both the size and number of client projects. Unbilled revenues on contracts increased from $9.1 million at December 31, 1997 to $12.0 million at September 30, 1998 primarily as a result of increased volume and the structure of contract billing schedules. By September 30, 1998, the Company had billed deposits and reached billing milestones on most of the projects which were unbilled at June 30,1998. In the third quarter of 1998, the Company's five largest clients accounted for approximately 32.9% of its revenues. During this period one client accounted for more than 10% of revenues.

  Project Personnel Costs

     Project personnel costs consist primarily of salaries and employee benefits for personnel dedicated to client assignments and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense the Company incurs in providing its services. The increase in project personnel costs for the three and nine month periods ended September 30, 1998 was primarily due to an increase in project personnel from 638 at September 30, 1997 to 1,101 at September 30, 1998. Project personnel costs declined as a percentage of revenues to 49% for the third quarter of 1998 compared to 50% for the third quarter of 1997. The percentage in the third quarter of 1997 was higher due to lower utilization of resources at Exor prior to the acquisition. These costs remained constant as a percentage of revenues at 48% for the first nine months of 1998 and 1997.

  Selling and Marketing

     Selling and marketing costs consist primarily of salaries, employee benefits, travel expenses of selling and marketing personnel and promotional costs. Selling and marketing costs increased as a percentage of revenues from 6% in the third quarter of 1997 to 7% in the third quarter of 1998. For the first nine months of 1998 and 1997, selling and marketing costs increased as a percentage of revenues from 6% to 7%. The increase was primarily due to investments made by the Company in a new corporate identity program, and an increase in the amount of business development personnel and travel expenses. The dollar increase in the three and nine month periods ended September 30, 1998 was primarily the result of an increase in the number of selling and marketing personnel, from 35 employees at September 30, 1997 to 45 employees at September 30, 1998.

  General and Administrative

     General and administrative costs consist primarily of expenses associated with the Company's management, finance and administrative groups, including personnel devoted to recruiting and training project personnel, and occupancy costs. The increase in general and administrative costs for the three and nine month periods ended September 30, 1998 was primarily due to an increase in total costs associated with employees hired during 1998, along with an increase in occupancy costs related to significant expansion in the Company's office space and increased depreciation costs related to the Company's increased investments in property and equipment. The Company's total headcount increased from 778 at September 30, 1997 to 1,348 at September 30, 1998. As a percentage of revenues, general and administrative costs increased to 25% for the three months ended September 30, 1998 from 24% for the comparable period in 1997 due to an increase in facility related expenses including rent and telephone costs. General and administrative costs remained constant as a percentage of revenues at 25% for the nine month period ended September 30, 1998 and September 30, 1997.

  Interest Income

     Interest income for the three and nine month periods ended September 30, 1998 was derived from the Company's investments of the proceeds from its public stock offerings, which were invested primarily in tax-exempt, short-term municipal bonds.

  Provision for Income Taxes

     Income tax expense represents combined federal and state income taxes at an effective rate during the quarter ended September 30, 1998 and 1997 of 33.8% and 38.0%, respectively. The impact of the acquisition of Studio created a deferred tax benefit of $5.4 million.

  Liquidity and Capital Resources

     The Company has primarily funded its operations from cash flow generated from operations and the proceeds from its public stock offerings. In addition, the Company has a bank revolving line of credit providing for borrowings of up to $5.0 million. Borrowings under this line of credit, which expires on June 30, 2000, bear interest at the bank's prime rate. The line of credit includes covenants relating to the maintenance of certain financial ratios, and limits the payment of dividends. At September 30, 1998, the Company had no bank borrowings outstanding and no material capital commitments.

     Cash and cash equivalents decreased to $24.6 million at September 30, 1998, from $47.3 million at December 31, 1997. The decrease was primarily due to the investment of excess cash in marketable securities. At September 30, 1998, $62.6 million was invested in tax-exempt, short-term municipal bonds which mature in less than 12 months, compared to $17.1 million which was invested in similar instruments as of December 31, 1997.

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

YEAR 2000 READINESS

     The following disclosure shall be considered year 2000 Readiness Disclosure to the maximum extent allowed under the year 2000 Information and Readiness Disclosure Act.

     The Company has developed a phased Year 2000 readiness plan to help it identify and resolve Year 2000 issues associated with both the Company's internal systems and the services provided by the Company. The plan includes development of corporate awareness, assessment, implementation (including remediation and upgrading of certain product versions), validation testing and contingency planning. Since the Company has installed nearly all of its internal hardware and software systems since January 1997, the Company is not confronted with the task of having to replace obsolete or legacy systems. Primarily, the Company's task is to install upgrades and patches to its internally used software and hardware to make such systems and equipment Year 2000 compliant.

     The Company created a company-wide Year 2000 team to oversee the Company's Year 2000 program. The Company has completed its assessment of its internal and third party computer systems and its internal non-IT systems (such as building security, voice mail, telephone and other systems containing embedded microprocessors). The Company's material internal IT systems consist principally of financial, accounting and human resources application software created by third parties, and internally developed sales forecasting and project management software applications. All of the Company's internally developed applications are Year 2000 compliant. With respect to the third-party software applications, the Company believes that, based on oral statements made by manufacturers and/or statements published on manufacturers' web sites, that such products are Year 2000 compliant other than the versions of Windows 95 and Windows NT operating systems, for which the manufacturer has indicated that the versions currently employed by the Company will need to have patches installed in order for the software to be Year 2000 compliant. The manufacturers of the Company's computer hardware platforms, principally servers, has indicated that the versions currently used by the Company are Year 2000 compliant. The Company will seek to obtain written assurances from each of the third party vendors that their systems (both IT and non-IT) are Year 2000 compliant.

     The Company believes that it is 60% complete in installing patches and upgrades to its third party software and hardware and expects to be completed with the implementation stage of its Year 2000 program by the end of the second quarter of 1999. The Company also expects to have completed testing of all internally used software and hardware by the second quarter of 1999. Based on currently available information, the Company believes the expense associated with these efforts will be approximately $25,000. However, if compliance efforts are not completed on time, or additional compliance efforts are required of which the Company is not currently aware, or the cost of any required updating or modification of the Company's IT systems exceeds the Company's estimates, the Year 2000 issue could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company has not yet developed a comprehensive contingency plan to address the situations that may result if the Company is unable to achieve Year 2000 readiness of its major IT and non-IT systems. The Company intends to devise contingency plans by the end of the second quarter of 1999 to mitigate the effects on the conduct of the Company's business in the event the Year 2000 issue results in the unavailability of any material IT or non-IT systems. There can be no assurance that any contingency plans developed by the Company will prevent any such service interruption.

     In addition to the Company's internal systems, the Company relies on third party relationships in the conduct of its business. For example, the Company relies on the services of the landlords of its facilities, telecommunication companies, banks, utilities, and commercial airlines. The Company is currently seeking assurances from its landlords and material vendors regarding their Year 2000 readiness, and to the extent such assurances are not given, the Company intends to devise contingency plans to ameliorate the negative effects on the Company in the event the Year 2000 issue results in the unavailability of services. There can be no assurance that any contingency plans developed by the Company will prevent any such service interruption on the part of one or more of the Company's third party vendors or suppliers from having a material adverse effect on the Company's business, results of operations or financial condition. In addition, the failure on the part of the accounting systems of the Company's clients due to the Year 2000 issue could result in a delay in the payment of invoices issued by the Company for services and expenses. A failure of the accounting systems of a significant number of the Company's clients would have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's business involves designing, developing and implementing mission critical software applications for its clients. In addition, the Company has recommended, implemented and customized various third-party software packages for its clients, certain of which may not be Year 2000 compliant. Former, present and future clients may assert that certain services performed by the Company involved or are affected by the Year 2000 issue. Because the Company has designed, developed and implemented software and systems for a large number of clients since 1991, there can be no way of assuring that all such software programs and systems will be Year 2000 compliant. This uncertainty is magnified by the fact that in many cases the Company's clients retain the right to maintain, alter and modify the systems developed and implemented by the Company after the completion of an engagement. Due to the potential significance of the Year 2000 issue upon client operations, upon any failure of critical client systems or processes that may be directly or indirectly connected or related to systems or software analyzed, designed, developed, or implemented by the Company, the Company may be subjected to claims regardless of whether the failure is related to the services provided by the Company. If asserted, such claims (and the associated defense costs) could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's policy has been to attempt to include provisions in its client contracts that, among other things, disclaim implied warranties, limit the duration of express warranties, limit the Company's liability to the amount of fees paid by the client to the Company in connection with the project, and disclaim any liability arising from third-party software that is implemented, customized or installed by the Company. There can be no assurance that the Company will be able to obtain these contractual protections in agreements concerning future projects, or that any contractual provisions governing current and completed projects, will prevent clients from asserting claims against the Company with respect to the Year 2000 issue. There also can be no assurance that the contractual protections, if any, obtained by the Company will effectively operate to protect the Company from, or limit the amount of, any liability arising from claims asserted against the Company.

     The foregoing discussion of the Company's Year 2000 readiness contains forward looking statements including estimates of the timeframes and costs for addressing the known Year 2000 issues confronting the Company and is based on management's current estimates, which were derived using numerous assumptions. There can be no assurance that these estimates will be achieved and actual events and results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability of the Company to identify and correct all Year 2000 problems and the success of third parties with whom the Company does business in addressing their Year 2000 issues.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     This section of the Company's Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual performance and results may differ materially due to many important factors, including, but not limited to, the risks associated with acquisitions, the Company's ability to attract and retain high quality employees, accurately set fees for and timely complete its current and future client projects, the continued acceptance of the Company's services, the ability of the Company to manage its growth and prices effectively, general economic conditions and similar factors. As a result of these and other factors, there can be no assurances that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

                                    PART II

                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     There has been no change to the information previously provided by the Company on Form SR for the period ended July 3, 1996, as amended, relating to securities sold by the Company pursuant to Registration Statements on Form S-1 (Registration Nos. 333-1586 and 333-3204).

     On August 25, 1998, the Company issued 498,314 shares of its Common Stock to the stockholders of Studio Archetype, Inc. ("Studio") in exchange for all of the outstanding shares of capital stock of Studio. The issuance of such shares was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

        11.1 Computation of shares used in computing Basic and Diluted Net Income per Share.

        27.1  Financial data schedule.

     (b) Reports on Form 8-K.

     On August 31, 1998, the Company filed a Current Report on Form 8-K dated August 25, 1998 reporting its acquisition of all of the outstanding stock of Studio ("Studio") pursuant to a Stock Purchase Agreement dated as of August 25, 1998, entered into by and among the Company, Studio and the shareholders of Studio Archetype.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SAPIENT CORPORATION

                                          By /s/ JERRY A. GREENBERG
                                            ------------------------------------
                                            Jerry A. Greenberg
                                            Co-Chief Executive Officer
                                            Co-Chairman of the Board

Date: November 11, 1998

                                          By /s/ SUSAN D. JOHNSON
                                            ------------------------------------
                                            Susan D. Johnson
                                            Chief Financial Officer

Date: November 11, 1998