Form 10-Q/A
period 1998-09-30
SAPIENT CORP
filed 1999-02-23
CIK 1008817

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR

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


===============================================================================

                               SAPIENT CORPORATION

THIS AMENDMENT ON FORM 10-Q/A AMENDS THE REGISTRANT'S QUARTERLY REPORT ON FORM 10-Q, AS FILED BY THE REGISTRANT ON NOVEMBER 4, 1998, AND IS BEING FILED TO REFLECT THE RESTATEMENT OF THE REGISTRANT'S CONSOLIDATED FINANCIAL STATEMENTS. SEE "RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS" IN NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR A DISCUSSION OF THE BASIS FOR SUCH RESTATEMENT. PART I ITEMS 1 AND 2 AND PART II ITEM 6 ARE HEREBY AMENDED AND RESTATED IN THEIR ENTIRETY.

                                     INDEX

                                                                                                                               PAGE
                                                                                                                              NUMBER
                                                                                                                              ------

PART I. FINANCIAL INFORMATION
Item 1   Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997.......................................    2
         Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 1998 and 1997............    3
         Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997......................    4-6
         Notes to Consolidated Financial Statements.......................................................................    7-10
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............................    11-16

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................................................................    17
Signatures................................................................................................................    18
Exhibit 11.1..............................................................................................................
Exhibit 27.1..............................................................................................................

                               SAPIENT CORPORATION

PART I:  FINANCIAL INFORMATION
         ITEM 1:  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS


                                                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                                                   1998               1997
                                                                                               -------------      -----------
                                                                                                (UNAUDITED)

                                         ASSETS
Current assets:
     Cash and cash equivalents .........................................................       $ 24,596,599       $47,314,306
     Short term investments ............................................................         62,625,083        17,091,604
     Accounts receivable, less allowance for doubtful accounts of $525,000 and $350,000,
     respectively ......................................................................         30,845,535        16,217,444
     Unbilled revenues on contracts ....................................................         12,012,860         9,070,470
     Deferred income tax asset .........................................................                 --            34,914
     Prepaid expenses and other current assets .........................................          2,834,831         1,638,840
                                                                                               ------------       -----------
          Total current assets .........................................................        132,914,908        91,367,578
Property and equipment, net ............................................................         13,358,038         6,315,454
Other assets ...........................................................................         22,521,788           330,211
                                                                                               ------------       -----------

          Total assets .................................................................       $168,794,734       $98,013,243
                                                                                               ============       ===========



                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to bank .............................................................       $         --       $   208,242
     Accounts payable ..................................................................          1,765,767            15,004
     Accrued expenses ..................................................................          3,414,730         1,924,444
     Accrued compensation ..............................................................          4,257,461         3,453,050
     Accrued income taxes payable ......................................................          5,663,831         3,074,553
     Deferred revenues on contracts ....................................................          7,009,251         6,307,903
                                                                                               ------------       -----------
          Total current liabilities ....................................................         22,111,040        14,983,196
Deferred income taxes ..................................................................            121,212           121,212
Other long term liabilities ............................................................          1,021,772           909,689
                                                                                               ------------       -----------
          Total liabilities ............................................................       $ 23,254,024       $16,014,097
                                                                                               ------------       -----------
Stockholders' equity:
     Preferred stock, par value $.01 per share, 5,000,000 authorized and
     none outstanding at September 30, 1998 and December 31, 1997 ......................                 --                --
     Common stock, par value $.01 per share, voting,
     100,000,000 shares authorized, 26,087,821 issued at September 30, 1998;
     40,000,000 shares authorized, 24,206,570 shares issued at December 31, 1997 .......            260,878           242,066
     Additional paid-in capital ........................................................        113,312,473        57,478,844
     Retained earnings .................................................................         31,967,359        24,278,236
                                                                                               ------------       -----------

          Total stockholders' equity ...................................................        145,540,710        81,999,146
                                                                                               ------------       -----------

          Total liabilities and stockholders' equity....................................       $168,794,734       $98,013,243
                                                                                               ============       ===========


          See accompanying notes to consolidated financial statements.

                               SAPIENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                        SEPTEMBER 30,
                                                                ------------------------------       ------------------------------
                                                                    1998               1997              1998               1997
                                                                -----------        -----------       ------------       -----------

Revenues ..................................................     $41,837,354        $24,416,095       $107,918,021       $63,394,421
     Operating expenses:
     Project personnel costs ..............................      20,448,735         12,149,504         52,127,683        30,819,173
     Selling and marketing ................................       2,990,700          1,544,235          7,437,357         3,803,596
     General and administrative ...........................      10,544,653          5,808,354         27,033,399        15,624,702
     Charge for in-process research and development .......      11,100,000                 --         11,100,000                --
                                                                -----------        -----------       ------------       -----------

          Total operating expenses ........................      45,084,088         19,502,093         97,698,439        50,247,471

Income (loss) from operations .............................      (3,246,734)         4,914,002         10,219,582        13,146,950

Interest income ...........................................         952,081            482,738          2,232,634         1,572,117
                                                                -----------        -----------       ------------       -----------
Income (loss) before income taxes .........................      (2,294,653)         5,396,740         12,452,216        14,719,067

Income tax expense (benefit) ..............................        (667,984)         2,076,630          4,764,882         5,597,017
                                                                -----------        -----------       ------------       -----------

          Net income (loss) ...............................     $(1,626,669)       $ 3,320,110       $  7,687,334       $ 9,122,050
                                                                ===========        ===========       ============       ===========


Basic net income (loss) per share .........................     $      (.06)       $      0.14       $        .31       $      0.38
                                                                ===========        ===========       ============       ===========

Diluted net income (loss) per share .......................     $      (.06)       $      0.13       $        .28       $      0.35
                                                                ===========        ===========       ============       ===========

Weighted average common shares ............................      25,640,595         23,916,322         25,044,438        23,828,076
Weighted average common share equivalents .................              --          2,194,840          2,626,536         2,089,834
                                                                -----------        -----------       ------------       -----------

Weighted average common shares and common share equivalents      25,640,595         26,111,162         27,670,974        25,917,910
                                                                ===========        ===========       ============       ===========


          See accompanying notes to consolidated financial statements.

                               SAPIENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                        NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                                                                     1998                1997
                                                                                                 -------------       -------------
Cash flows from operating activities:
  Net income .............................................................................        $ 7,687,334        $  9,122,050

  Adjustments to reconcile net income to net cash from operating activities:
     Depreciation and amortization .......................................................          2,246,010           1,535,388
     Charge for in-process research and development ......................................         11,100,000                  --

     Amortization of intangible assets ...................................................            127,559                  --
     Deferred income taxes ...............................................................         (4,073,700)             (2,355)

     Changes in assets and liabilities (net of effect of business combination):
       Increase in accounts receivable, net ..............................................        (12,050,321)         (4,183,518)
       Increase in unbilled revenues on contracts ........................................         (2,313,008)         (1,926,452)
       Increase in prepaid expenses and other current assets .............................         (1,161,745)           (575,274)
       Increase in other assets ..........................................................             94,591                  --
       Increase in accounts payable ......................................................          1,305,592             127,659
       Decrease in accrued expenses ......................................................         (1,569,245)           (423,709)
       (Decrease) increase in accrued compensation .......................................            (76,057)            892,570
       Increase (decrease) in income taxes payable .......................................          2,318,939            (498,071)
       Decrease in deferred revenues on contracts ........................................           (432,982)         (2,692,304)
       Increase in other long term liabilities ...........................................             70,083             172,589
                                                                                                 ------------        ------------
       Net cash provided by operating activities .........................................          3,273,050           1,548,573
                                                                                                 ------------        ------------

Cash flows from investing activities:
  Purchase of property and equipment .....................................................         (7,211,596)         (4,382,329)
  Net cash received from acquisition .....................................................            561,306                  --
  Sale of short term investments .........................................................                 --                  --
  Purchase of short term investments .....................................................        (45,529,503)         (8,978,635)
                                                                                                 ------------        ------------
       Net cash (used in) investing activities ...........................................        (52,179,793)        (13,360,964)
                                                                                                 ------------        ------------

Cash flows from financing activities:
  (Advance to) repayments from stockholders for notes receivable .........................         (3,788,292)             25,000
  Proceeds from exercise of stock options ................................................          1,311,425             299,838
  Proceeds from public stock offering ....................................................         29,091,297                  --
  Proceeds from employee stock purchase plan .............................................          2,645,341             589,511
  Proceeds from lease and bank financing .................................................                 --             165,011
  Principal payments on notes payable to bank ............................................         (3,070,735)           (189,246)
                                                                                                 ------------        ------------
       Net cash provided by financing activities .........................................         26,189,036             890,114
                                                                                                 ------------        ------------

          See accompanying notes to consolidated financial statements.

(Decrease) in cash and cash equivalents ..................................................        (22,717,707)        (10,922,277)
Cash and cash equivalents, at beginning of period ........................................         47,314,306          50,301,285
                                                                                                 ------------        ------------
Cash and cash equivalents, at end of period ..............................................       $ 24,596,599        $ 39,379,008
                                                                                                 ============        ============



          See accompanying notes to consolidated financial statements.

                               SAPIENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       NINE MONTHS ENDED
                                                                                 ------------------------------
                                                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                                                     1998             1997
                                                                                 -------------    -------------

Supplemental disclosures of cash flow information:
  Cash paid during the period for income taxes ...........................       $ 6,483,649         $4,348,635
                                                                                 ===========         ==========
  Net assets and liabilities recognized upon acquisition from Studio:
     Cash and cash equivalents ...........................................           811,306                 --
     Accounts receivable, less allowance for doubtful accounts of $100,000         2,577,770                 --
     Unbilled revenues on contracts ......................................           629,382                 --
     Prepaid expenses and other current assets ...........................            34,246                 --
     Property and equipment, net .........................................         2,076,998                 --
     Other assets ........................................................            99,669                 --
     Accounts payable ....................................................           445,171                 --
     Accrued expenses ....................................................           724,531                 --
     Accrued compensation ................................................           880,468                 --

     Accrued income taxes payable ........................................           270,338                 --
     Deferred revenues on contracts ......................................         1,134,331                 --
     Notes payable to bank ...............................................         2,862,493                 --
     Other long term liabilities .........................................            42,000                 --
  Accrued acquisition costs...............................................         2,335,000
Supplemental disclosures of non-cash investing activities:
  Common stock issued for acquisition of Studio ..........................        22,800,000                 --
                                                                                 ===========         ==========


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

(7)   ACQUISITION ACCOUNTING

    On August 25, 1998, the Company acquired Studio for approximately $25.3 million in stock and cash, including direct acquisition costs of approximately $2.3 million, pursuant to which the Company issued 498,314 shares of the Company Common Stock and paid $250,000 in cash to the Studio Stockholders. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The results of operations of Studio are reflected in the financial statements beginning on August 25, 1998, the date of acquisition.

    In connection with the acquisition of Studio in the third quarter of 1998, Sapient allocated $14.8 million of the purchase price to in-process research and development projects. Although the Company reported its third quarter results of 1998 in accordance with established accounting practices and valuation methodologies for acquired in-process research and development, the Company has taken the initiative to conform its accounting for acquisition-related in-process research and development charges related to the acquisition of Studio to recent Securities and Exchange Commission ("SEC") interpretive guidance. This resulting adjustment decreased the amount previously allocated to in-process technology by $3.7 million, which has been capitalized as goodwill and will be amortized on a straight line basis over seven years, and decreased the income tax benefit and the corresponding deferred tax asset by $1,357,900. As a result of this restatement, in the third quarter of 1998, the Company allocated $11.1 million to in-process technology and recorded a corresponding income tax benefit of $4.2 million. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development ("R&D") in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

    The Company engaged independent third-party appraisers to assess and allocate values to the in-process research and development projects by identifying significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of Studio's next-generation enterprise-wide suite of development, scheduling, bug tracking and content management applications.

    The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development is based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Studio and its competitors. The estimated revenues for the projects are expected to be realized over a six year period through 2004 when other new products are expected to enter the market. Studio's projected revenues are dependent upon successful introduction of the in-process projects.

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

    The rates utilized to discount the net cash flows to their present value are based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, discount rates of 25.0 to 30.0 percent were utilized for the business enterprise and for the in-process ("R&D"). The Company believes that these discount rates are commensurate with Studio's stage of development, the uncertainties in the economic estimates described above, the inherent uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology; and, the uncertainty of technological advance that are unknown at this time.

    The forecasts used by the Company in valuing in-process research and development were based upon assumptions that the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary materially from the assumed results and could have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from the assumed results and could have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company expects to continue its support of these efforts and believes Studio has a reasonable chance of successfully completing the research and development programs. However, there is risk associated with the completion of the projects and there is no assurance that any will meet with either technological or commercial success.

    If these projects are not successfully developed, the sales and profitability of Studio may be adversely affected in future periods. Additionally, the value of the other intangible assets acquired may become impaired. Studio expects to benefit from the purchased in-process technology beginning in 1999.

    Other intangible assets of $14.4 million is comprised of $3.8 million for marketing assets, $1.6 million for assembled work force and approximately $9.0 million of other goodwill type assets comprising the reputation of Studio which have estimated useful lives of approximately 7 years. However there are no assurances that the value of these intangible assets acquired will not become impaired.


    Below are the pro forma results of operations for the Company and Studio, assuming that the acquisition of Studio occurred at the beginning of the nine month period ended September 30, 1998.

                                                                 NINE MONTHS
                                                                    ENDED
                                                             SEPTEMBER 30, 1998
                                                             ------------------
                                                                 (UNAUDITED)
                    Net Revenues:
                         Sapient ........................       $107,918,021
                         Studio .........................       $ 10,098,754
                                                                ------------
                         Combined .......................       $118,016,775
                                                                ============

                    Net Income (Loss):

                         Sapient ........................       $  6,282,334

                         Studio .........................           (364,695)
                                                                ------------
                         Combined .......................       $  5,917,639
                                                                ============


                    Basic Net Income (loss) Per Share:
                         Sapient ........................       $       0.25

                         Combined .......................       $       0.24
                                                                ============
                    Diluted  Net Income (loss) Per Share:
                         Sapient ........................       $       0.23

                         Combined ........................      $       0.21
                                                                ============



(8) Restatement of Financial Statements

As disclosed in Note 7 and in Management's Discussion and Analysis of Financial Condition and Results of Operations, in response to recent SEC interpretive guidance surrounding acquisition related in-process R&D, the Company has revised the original accounting for the purchase price allocation related to the Studio acquisition. As a result, the Company has made an adjustment to decrease the amount previously expensed as in-process R&D. The effect of these adjustments on previously consolidated financial statements as of and for the three and nine month periods ended September 30, 1998 is as follows:


                                                                            Three months ended        Nine months ended
                                                                            September 30, 1998        September 30, 1998
                                                                         As reported   Restated    As reported    Restated

Consolidated Statements of Operations (in thousands):

         Charge for in-process research and development ...........        14,800       11,100        14,800       11,100
         Income (loss) from operations ............................        (6,947)      (3,247)        6,520       10,220
         Net income (loss) ........................................        (3,969)      (1,627)        5,345        7,687
         Basic net income (loss) per share ........................         (0.15)       (0.06)         0.21         0.31
         Diluted net income (loss) per share ......................         (0.15)       (0.06)         0.19         0.28

Consolidated Balance Sheet as of September 30, 1998 (in thousands):

         Other assets .............................................        20,180       22,522
         Retained earnings ........................................        29,625       31,967

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

    In connection with the acquisition of Studio in the third quarter of 1998, Sapient allocated $14.8 million of the purchase price to in-process research and development projects. Although the Company reported its third quarter results of 1998 in accordance with established accounting practices and valuation methodologies for acquired in-process research and development, the Company has taken the initiative to conform its accounting for acquisition-related in-process research and development charges related to the acquisition of Studio to recent Securities and Exchange Commission ("SEC") interpretive guidance. This resulting adjustment decreased the amount previously allocated to in-process technology by $3.7 million, which has been capitalized as goodwill and will be amortized on a straight line basis over seven years, and decreased the income tax benefit and the corresponding deferred tax asset by $1,357,900. As a result of this restatement, in the third quarter of 1998, the Company allocated $11.1 million to in-process technology and recorded a corresponding income tax benefit of $4.2 million. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development ("R&D") in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

    The Company engaged independent third-party appraisers to assess and allocate values to the in-process research and development projects by identifying significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of Studio's next-generation enterprise-wide suite of development, scheduling, bug tracking and content management applications.

    The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development is based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Studio and its competitors. The estimated revenues for the projects are expected to be realized over a six year period through 2004 when other new products are expected to enter the market. Studio's projected revenues are dependent upon successful introduction of the in-process projects.

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

    The rates utilized to discount the net cash flows to their present value are based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, discount rates of 25.0 to 30.0 percent were utilized for the business enterprise and for the in-process research and development. The Company believes that these discount rates are commensurate with Studio's stage of development; the uncertainties in the economic estimates described above; the inherent uncertainty surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and, the uncertainty of technological advance that are unknown at this time.

    The forecasts used by the Company in valuing in-process research and development were based upon assumptions that the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary materially from the projected results and could have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company believes that the assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from the assumed results and could have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company expects to continue its support of these efforts and believes Studio has a reasonable chance of successfully completing the research and development programs. However, there is risk associated with the completion of the projects and there is no assurance that any will meet with either technological or commercial success.

    If these projects are not successfully developed, the sales and profitability of Studio may be adversely affected in future periods. Additionally, the value of the other intangible assets acquired may become impaired. Studio expects to benefit from the purchased in-process technology beginning in 1999.

    Other intangible assets of $14.4 million is comprised of $3.8 million for marketing assets, $1.6 million for assembled work force and approximately $9.0 million of other goodwill type assets comprising the reputation of Studio which have estimated useful lives of approximately 7 years. However, there are no assurances that the value of these intangible assets acquired will not become impaired.


RESULTS OF OPERATIONS

    The following table sets forth the percentage of revenues of certain items included in the Company's consolidated statements of income.

                                                                         THREE MONTHS         NINE MONTHS
                                                                             ENDED               ENDED
                                                                         SEPTEMBER 30,       SEPTEMBER 30,
                                                                        --------------      --------------
                                                                        1998      1997      1998      1997
                                                                        ----      ----      ----      ----

   Revenues.........................................................     100%      100%      100%      100%
   Operating expenses:
     Project personnel costs........................................      49        50        48        48
     Selling and marketing..........................................       7         6         7         6
     General and administrative.....................................      25        24        25        25
     Charge for in-process research and development.................      27         0        11         0
                                                                         ---       ---       ---       ---
        Total operating expenses....................................     108        80        91        79
   (Loss) income from operations....................................      (8)       20         9        21
   Interest income..................................................       2         3         2         2
   Income taxes.....................................................      (2)        9         4         9
                                                                         ---       ---       ---       ---
   Net (loss) income................................................      (4)%      14%        7%       14%
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

   Provision for Income Taxes

    Income tax expense represents combined federal and state income taxes at an effective rate during the quarter ended September 30, 1998 and 1997 of 29.1% and 38.0%, respectively. The impact of the acquisition of Studio created a deferred tax benefit of $4.2 million.

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

        27.1   Financial data schedule.

    (b) Reports on Form 8-K.

On August 31, 1998, the Company filed a Current Report on Form 8-K dated August 25, 1998 (the "Studio Form 8-K") reporting its acquisition of all of the outstanding stock of Studio Archetype, Inc. ("Studio") pursuant to a Stock Purchase Agreement dated as of August 25, 1998, entered into by and among the Company, Studio and the shareholders of Studio Archetype. On November 4, 1998, the Company filed an amendment to the Studio Form 8-K reporting the financial information of Studio as well as the pro forma financial information relating to the acquisition of Studio.

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

                                SAPIENT CORPORATION


                                By /S/ JERRY A. GREENBERG
                                   --------------------------
                                   Jerry A. Greenberg
                                   Co-Chief Executive Officer
                                   Co-Chairman of the Board

Date: February 23, 1999

                                By /S/ SUSAN D. JOHNSON
                                   --------------------------
                                   Susan D. Johnson
                                   Chief Financial Officer

Date: February 23, 1999