Form 10-K
period 1998-12-31
SAPIENT CORP
filed 1999-03-16
CIK 1008817

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM                   TO

                           COMMISSION FILE NUMBER 0-28074

                                 SAPIENT CORPORATION
               (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE 04-3130648                           04-3130648
    (State or other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                 Identification No.)
   ONE MEMORIAL DRIVE, CAMBRIDGE, MA                       02142
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $927,045,955 on March 5, 1999 based on the last reported sale price of the Company's Common Stock on the Nasdaq National Market System on March 5, 1999. There were 26,843,782 shares of Common Stock outstanding as of March 5, 1999.
                            ------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 1999 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SAPIENT CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I
     Item 1.   Business....................................................    1
     Item 2.   Properties..................................................    8
     Item 3.   Legal Proceedings...........................................    9
     Item 4.   Submission of Matters to a Vote of Security Holders.........    9

PART II
     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters.........................................   10
     Item 6.   Selected Financial Data.....................................   11
     Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results
               of Operations...............................................   12
     Item 7A.  Quantitative and Qualitative Disclosures About Market
               Risk........................................................   21
     Item 8.   Financial Statements and Supplementary Data.................   22
     Item 9.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure....................................   41

PART III
     Item 10.  Directors and Executive Officers of the Registrant..........   41
     Item 11.  Executive Compensation......................................   41
     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management..................................................   41
     Item 13.  Certain Relationships and Related Transactions..............   41

PART IV
     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
               8-K.........................................................   41
Signatures.................................................................   43

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Sapient Corporation ("Sapient" or the "Company") is an innovative provider of integrated management consulting services, Internet commerce solutions and systems implementation services. Using a proven, fixed-price model designed to ensure on-budget and on-time delivery, Sapient offers a variety of integrated services to help clients rapidly achieve their critical business objectives. Founded in 1991 as a Delaware corporation, Sapient has experienced consistent revenue growth in each of the last eight years. The Company currently has more than 1,400 employees in offices in Cambridge, Massachusetts, New York, San Francisco, Chicago, Atlanta, Dallas, Los Angeles, Portland (Maine) and London, England.

     In August 1998, Sapient acquired Studio Archetype, Inc. ("Studio Archetype"), a San Francisco-based leader in the integration of brand strategy, design and interactive technology. Studio Archetype's 10 years of experience in brand consulting and user-centered design is expected to facilitate the creation of a best-in-class organization capable of providing a broad range of integrated Internet consulting services. With the acquisition of Studio Archetype, Sapient has expanded its Internet and e-business services capabilities to offer Internet consulting services that integrate technology, integrated brand and business strategy and user-centered design.

     In December 1997, Sapient acquired EXOR Technologies, Inc. ("EXOR"), a Dallas-based consulting and systems integration firm recognized as a leader in implementing ERP solutions using Oracle applications. EXOR has driven Sapient's growth in the implementation of ERP applications and associated systems.

     The Company's executive offices are located at One Memorial Drive, Cambridge, MA 02142, and its telephone number is (617) 621-0200. Its stock is traded on the Nasdaq National Market under the symbol "SAPE." The Company's Internet address is http://www.sapient.com.

SERVICES

     The Company's services include integrated management consulting, design and development of Internet commerce solutions, implementation and integration of packaged software solutions, design and development of custom software solutions, implementation of ERP systems and production support.

     Sapient's integrated management consulting services involve partnering with clients to accelerate the creation and implementation of business strategies and solutions that enable them to create value through the use of information technology and specifically, the Internet. Sapient has assembled a unique portfolio of integrated, multi-disciplinary talents, approaches, methodologies and tools that encompass strategy, operational and organizational design and process innovation.

     In the area of technology solutions, specific client projects may involve writing custom software applications, integrating existing third-party applications or Sapient-developed solutions, or a combination of both. Recent examples of solutions designed by the Company include a system that has enabled a large bank to develop and launch Web-based banking applications for homes and businesses, making it the first major bank in New England to offer banking transactions over the Internet, and the creation of a unique, Internet technology infrastructure for an insurance company that provided a new customer distribution channel for evaluating and buying insurance from over 50 insurance carriers.

     Sapient began offering ERP implementation services in December 1997 following its acquisition of EXOR. EXOR is a leader in the implementation of Oracle ERP systems that provide large corporations with infrastructure software to link functions such as purchasing, human resources, manufacturing and administration.

THE QUADD PROCESS

     Sapient delivers most of its services using its proprietary discipline called QUADD (Quality Design and Delivery). QUADD is a highly disciplined, integrated methodology that involves active client participation and is designed to rapidly deliver business applications that improve processes and performance. The QUADD process consists of four stages: RIP workshop, Design, Implementation and Production. The RIP (Rapid Implementation Plan) workshop is designed to rapidly identify the client's needs and develop a strategy and action plan to meet those needs. The Design workshop focuses on outlining the proposed process changes and required information technology solutions. The Implementation stage primarily involves the development and testing of the new solution or enhancements to a third-party packaged software application or existing Sapient-developed solution. The Production stage primarily involves the maintenance, enhancement and support of the solution after it is operational. While the QUADD process is designed as an integrated approach, each stage represents a separate contractual commitment and concludes with the delivery of a discrete value-added deliverable. Clients are able to elect at each stage whether to proceed to the next stage of the process.

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

          Fixed-Price and Fixed-Timeframe. The Company performs its services primarily on a fixed-price, fixed-timeframe basis, which the Company believes aligns its objectives with those of its clients.

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

CLIENTS; MARKETS; COMPETITION

     During 1998, Sapient focused its business development efforts on clients in the following key industries: Financial Services, Energy Services, Communications, Healthcare, Manufacturing and Government. Many large organizations in these industries have moved to client/server and Web-enabled computing over the past several years and require the type of services provided by the Company. Within these industries, the Company has targeted clients who are determined to gain a competitive advantage and increase value for their clients through the creation of new products, services and business models facilitated by integrated business and technology solutions.

     The Company has derived, and believes that it will continue to derive, a significant portion of its revenues from a limited number of large clients. In 1998, the Company's five largest clients accounted for approximately 30% of its revenues with four clients each accounting for more than 5% of such revenues. No single client accounted for more than 10% of revenues during 1998.

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

     The Company believes that the principal competitive factors in its markets include quality of service, speed of development and implementation, price, project management capability and integrated technical and business expertise. The Company believes it competes favorably with respect to these factors and that its disciplined methodology and process, focus on providing high-quality solutions, Internet expertise and fixed-price, fixed-timeframe contracting practices distinguish it from its competitors. In addition, the Company believes that its ability to compete depends in part on a number of competitive factors outside its control, including the ability of its competitors to hire, retain and motivate project managers and other senior technical staff.

SELLING AND MARKETING

     During 1998, the Company's dedicated business development team, which consisted of 49 employees at December 31, 1998, concentrated its efforts on key industries targeted by the Company. The Company believes that focusing on selected key industries will broaden its knowledge and expertise in these industries and generate additional client engagements. A variety of marketing activities support the business development team in deploying this approach, including attendance at targeted conferences and trade shows, private briefings with individual companies, events which demonstrate the Company's unique expertise, and partnerships with other industry players. In addition, a significant amount of the Company's business comes from additional business from existing clients.

     The Company's services typically require a substantial financial commitment by clients. Sales cycles typically range from two to six months from the time the Company initially meets with a prospective client until the client decides whether to authorize commencement of an engagement. The Company often encounters longer sales cycles with clients in certain industries such as Government.

     The Company generally enters into written commitment letters with its clients at or around the time it commences work on a project. These commitment letters generally contemplate that Sapient and the client will subsequently enter into a more detailed agreement. These written commitments and contracts contain varying terms and conditions and the Company does not generally believe it is appropriate to characterize them as consisting of backlog. In addition, because these written commitments and contracts often provide that the arrangement can be terminated with limited advance notice or penalty, the Company does not believe that the projects in process at any one time are a reliable indicator or measure of expected future revenues.

EMPLOYEES

     Management believes that certain key values, namely, client-focused delivery, leadership, long-term relationships, openness, and professional growth, are critical to attaining success and has developed a strong corporate culture around these values. To encourage the achievement of these values, Sapient rewards teamwork and promotes individuals who demonstrate these values. Also, the Company has an intensive orientation program for new employees and an internal team dedicated to defining, tracking and promoting these core values. The Company believes that its growth and success are attributable in large part to the high caliber of its employees and the Company's commitment to maintain the values on which its success has been based. The Company believes that it has been successful in its efforts to attract and retain the number and quality of professionals needed to support present operations and anticipated growth, in part because of its emphasis on training and its QUADD methodology, which allows employees to progress with one client through multiple phases of a project. The Company intends to continue to recruit, hire and promote employees who share the Company's values.

     There is significant competition for employees with the skills required to perform the services the Company offers. Qualified project managers and senior technical staff are in great demand and are likely to remain a limited resource for the foreseeable future.

     As of December 31, 1998, the Company had 1,450 full-time employees, comprised of 1,153 project personnel, 248 employees in finance and administration and 49 employees in business development. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

     In connection with projects which use previously developed Sapient solutions, the Company may, in certain cases, obtain a license fee from the client for use of the Sapient solution and a development fee from such client for any required additional customization. A portion of the license fee will generally be paid as a royalty to the client for which the original Sapient solution was developed pursuant to such original client's agreement with the Company.

RISK FACTORS

     The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time.

MANAGEMENT OF GROWTH

     The Company's growth has placed significant demands on its management and other resources. The Company's revenues increased approximately 77% in 1998 from approximately $90.3 million in 1997 to approximately $160.3 million in 1998. Its staff increased from 817 full-time employees at December 31, 1997 to 1,450 at December 31, 1998. The Company's future success will depend on its ability to manage its growth effectively, including by:

     - developing and improving its operational, financial and other internal systems,

     - improving its business development capabilities,

     - continuing to train, motivate and manage its employees,

     - continuing to set fixed-price fees accurately,

     - maintaining high rates of employee utilization, and

     - maintaining project quality.

The Company's management has limited experience managing a business of Sapient's size. If Sapient is unable to manage its growth and projects effectively, such inability could have a material adverse effect on the quality of its services and products, its ability to retain key personnel and its business, financial condition and results of operations.

INTEGRATION OF ACQUISITIONS

     In December 1997, the Company completed its acquisition of EXOR and in August 1998, the Company completed its acquisition of Studio Archetype. The anticipated benefits from these and future acquisition, may not be achieved unless the operations of the acquired business are successfully combined with those of Sapient in a timely manner. The integration of acquisitions requires substantial attention from management. The diversion of the attention of management, and any difficulties encountered in the transition process, could have an adverse impact on the Company's business, financial condition and results of operations. In addition, the process of integrating various businesses could cause the interruption of, or a loss of momentum in, the activities of some or all of these businesses, which could have an adverse effect on the Company's business, financial condition and results of operations.

NEED TO ATTRACT AND RETAIN PROFESSIONAL STAFF

     The Company's business is labor intensive and its success will depend in large part upon its ability to attract, retain, train and motivate highly-skilled employees. There is significant competition for employees with the skills required to perform the services Sapient offers. There can be no assurance that Sapient will be successful in attracting a sufficient number of highly skilled employees in the future, or that Sapient will be successful in retaining, training and motivating the employees it is able to attract. Any inability to retain, train and motivate employees could impair the Company's ability to adequately manage and complete its existing projects and to bid for or obtain new projects. If the Company's employees are unable to achieve expected performance levels, its business, financial condition and results of operations could be adversely affected.

COMMON STOCK FLUCTUATIONS

     The trading price of the Company's common stock could be subject to wide fluctuations in response to quarterly variations in:

     - operating results,

     - changes in earnings estimates by analysts,

     - announcements of new contracts or service offerings by the Company or its competitors,

     - general economic or stock market conditions unrelated to the Company's operating performance, and

     - other events or factors.

SUSCEPTIBILITY TO GENERAL ECONOMIC CONDITIONS

     The Company's revenues and results of operations are likely to be influenced by general economic conditions. In the event of a general economic downturn or a recession in the United States, Europe or Asia, Sapient's clients and potential clients may substantially reduce their information technology and related budgets. Such an economic downturn may materially and adversely affect the Company's business, financial condition and results of operations.

CUSTOMER CONCENTRATION

     The Company has derived, and believes that it will continue to derive, a significant portion of its revenues from a limited number of large clients. In 1998, the Company's five largest clients accounted for approximately 30% of its revenues, with four clients each accounting for more than 5% of such revenues. The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use the Company's services in a subsequent year. The loss of any large client could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, revenues from a large client may constitute a significant portion of the Company's total revenues in a particular quarter.

DEPENDENCE ON LARGE PROJECTS

     Most of the Company's fixed-price contracts are terminable by the client following limited notice and without significant penalty. The cancellation or a significant reduction in the scope of a large project could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, while the QUADD process is designed as an integrated approach, each stage of the QUADD process represents a separate contractual commitment at the end of which the client may elect not to proceed to the next stage. A decision by any large client not to proceed with a project to the stage that the Company anticipated could have a material adverse effect on the Company's business, financial condition and results of operations.

FIXED-PRICE CONTRACTS

     An important element of the Company's strategy is to enter into fixed-price, fixed-timeframe contracts, rather than contracts in which payment is determined on a time and materials basis. Consistent with this strategy, the Company currently provides its enterprise resource planning system implementation services, which historically have been provided by EXOR on a time and materials basis, on a fixed-price, fixed-timeframe basis. The Company's failure to accurately estimate the resources required for a project (including an enterprise resource planning system implementation, with respect to which the Company has limited experience) or the Company's failure to complete its contractual obligations in a manner consistent with the project plan upon which its fixed-price, fixed-timeframe contract was based would adversely affect the Company's overall profitability and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has been required to commit unanticipated additional resources to complete certain projects, which has resulted in losses on certain contracts. The Company recognizes that it will experience similar situations in the future. In addition, for certain projects the Company may fix the price before the design specifications are finalized, which could result in a fixed price that turns out to be too low and therefore adversely affect the Company's profitability.

MARKETS SUBJECT TO RAPID CHANGE

     The Company has derived a significant portion of its revenues from projects based primarily on client/server and Web-based architectures. These markets are continuing to develop and are subject to rapid change. The Company's near-term success is dependent in part on the continued acceptance of information processing systems using client/server and Web-based architectures. Any factors negatively affecting the acceptance of such technology could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's success will also depend in part on its ability to develop information technology solutions, which keep pace with continuing changes in technology, evolving industry standards and changing client preferences. There can be no assurance that the Company will be successful in addressing these developments on a timely basis or that if addressed we will be successful in the marketplace. The Company's failure to address these developments could have a material adverse effect on its business, financial condition and results of operations.

COMPETITION

     The markets for the services the Company provides are highly competitive. The Company believes that it currently competes principally with consulting and software integration firms, application software vendors and internal information systems groups. Many of these companies have significantly greater financial, technical and marketing resources than the Company and generate greater revenues and have greater name recognition than the Company. In addition, there are relatively low barriers to entry into the Company's markets and the Company has faced, and expects to continue to face, additional competition from new entrants into its markets.

     The Company believes that the principal competitive factors in its markets include:

     - quality of service and deliverables,

     - speed of development and implementation,

     - price,

     - project management capability, and

     - technical and business expertise.

     The Company believes that its ability to compete also depends in part on a number of competitive factors outside its control, including:

     - the ability of its competitors to hire, retain and motivate project managers and other senior technical staff,

     - the development by others of software that is competitive with its products and services, and

     - the extent of its competitors' responsiveness to client needs.

     There can be no assurance that the Company will be able to compete successfully with its competitors.

EFFECTS OF YEAR 2000 ISSUE

     The purchasing patterns of clients or potential clients may be affected by year 2000 issues as companies expend significant resources to ensure that their current systems are year 2000 compliant. These expenditures may result in reduced funds being available to purchase services offered by Sapient which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, although the Company does not believe that year 2000 issues will have a significant impact on its internal operations or on solutions developed for clients where the Company has provided an express warranty regarding the year 2000 issue, there can be no assurance that the Company will not experience interruptions of operations because of year 2000 problems or become involved in disputes with clients regarding year 2000 problems involving solutions that the Company developed or implemented or the interaction of such solutions with other applications. Year 2000 problems could require Sapient to incur unanticipated expenses, and such expenses could have a material adverse effect on the Company's business, financial condition and results of operations.

SIGNIFICANT FIXED OPERATING COSTS

     A high percentage of the Company's operating expenses, particularly personnel and rent, are fixed in advance of any particular quarter. As a result, unanticipated variations in the number, or progress toward completion, of its projects or in employee utilization rates may cause significant variations in operating results in any particular quarter and could result in losses for such quarter.

     An unanticipated termination of a major project, a client's decision not to proceed to the stage of a project the Company anticipated or the completion during a quarter of several major client projects, could require the Company to maintain underutilized employees and could therefore have a material adverse effect on the Company's business, financial condition and results of operations. The Company's revenues and earnings may also fluctuate from quarter to quarter based on such factors as:

     - the contractual terms and degree of completion of such projects,

     - any delays incurred in connection with projects,

     - the adequacy of provisions for losses,

     - the accuracy of estimates of resources required to complete ongoing projects, and

     - general economic conditions.

INTELLECTUAL PROPERTY

     The Company's success depends, in part, upon its proprietary QUADD methodology and other intellectual property rights. The Company relies upon a combination of trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect its proprietary rights. The Company enters into confidentiality agreements with its employees, generally requires that its consultants and clients enter into such agreements, and limits access to and distribution of its proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. In addition, although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future, or that if asserted any such claim will be successfully defended. A successful claim against the Company could materially and adversely affect its business, financial condition and results of operations.

ABILITY TO RESELL OR REUSE APPLICATIONS

     A portion of the Company's business involves the development of software applications for specific client engagements. Ownership of such software is the subject of negotiation and is frequently assigned to the client, although the Company may retain a license for certain uses. Issues relating to the ownership of and rights to use software applications can be complicated and there can be no assurance that disputes will not arise that affect the Company's ability to resell or reuse such applications.

CONCENTRATION OF CONTROL

     Messrs. Greenberg and Moore, the Company's co-Chairmen of the Board of Directors and co-Chief Executive Officers, beneficially own approximately 42% of Sapient's outstanding Common Stock. As a result, these stockholders have the ability to substantially influence and may effectively control, the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control of Sapient.

DEPENDENCE ON KEY PERSONNEL

     The Company's success will depend in large part upon the continued services of a number of key employees, including Sapient's founders and co-Chairmen of the Board of Directors and co-Chief Executive Officers, Jerry A. Greenberg and
J. Stuart Moore. The employment contracts with Messrs. Greenberg and Moore and with the Company's other key personnel provide that employment is terminable at will by either party. The loss of the services of either of Messrs. Greenberg or Moore or of one or more of the Company's other key personnel could have a material adverse effect on Sapient. In addition, if one or more of Sapient's key employees resigns from Sapient to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on the Company's business, financial condition and results of operations. In the event of the loss of any such personnel, there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of its technical knowledge, practices or procedures by such personnel.

ITEM 2.  PROPERTIES

     The Company's headquarters and principal administrative, finance, selling and marketing operations are located in approximately 88,000 square feet of leased office space in Cambridge, Massachusetts. The Company also leases office space of approximately 75,000 square feet in metropolitan New York, 64,000 square feet in San Francisco, California, 49,000 square feet in Atlanta, Georgia and 40,000 square feet in Chicago, Illinois. In addition, the Company maintains smaller offices in Dallas, Los Angeles, Portland, Maine and London, England.

ITEM 3.  LEGAL PROCEEDINGS

     Except as set forth below, the Company is not a party to any material pending legal proceedings. The Company is in arbitration with John Adler, a former employee of the Company (the "Plaintiff"), who alleges, among other things, wrongful termination of his employment. In addition to seeking unspecified damages, the Plaintiff is demanding that the Company issue to him 60,000 shares of the Company's Common Stock pursuant to certain stock options that had previously been granted to him. In addition, one month after filing his original complaint, the Plaintiff informed the Company that he believed he is owed additional shares of Common Stock pursuant to a purported oral option agreement for fully vested shares. Management denies that it breached any obligations or duties to the Plaintiff and believes that the Company has meritorious defenses (including that a substantial number of the 60,000 shares subject to the stock options that were granted to the Plaintiff had not vested in accordance with their terms at the time the Plaintiff's employment was terminated by the Company). Mr. Adler commenced suit against the Company and certain of its executive officers, both individually and in their capacities as officers of the Company, in Middlesex Superior Court, Commonwealth of Massachusetts in April 1996. In August 1996, the court allowed the Company's motion to compel arbitration of the Plaintiff's claims. In connection with the arbitration, the Plaintiff agreed to dismiss certain of his claims. The arbitration hearing commenced in January 1999 and is expected to conclude in April 1999. The Company is vigorously defending itself against the Plaintiff's claims. Although the Company does not expect this case to have a material adverse effect on the Company's business, operating income or financial condition, an adverse judgment or settlement could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment or settlement occurs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

EXECUTIVE OFFICERS OF SAPIENT

     Below is the name, age and principal occupations for the last five years of each current executive officer of Sapient. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Preston B. Bradford.........    42  Mr. Bradford joined Sapient in 1994, became a Vice
                                    President in April 1995 and a Senior Vice President in
                                    March 1998.
Christopher R. Davey........    34  Mr. Davey joined Sapient in February 1993, became a Vice
                                    President in September 1994 and a Senior Vice President in
                                    March 1998.
Sheeroy D. Desai............    32  Mr. Desai joined Sapient in September 1991 and has served as Executive Vice President since September 1994.
Paul DiGiammarino...........    44  Mr. DiGiammarino joined Sapient in August 1998 as Senior
                                    Vice President of Global Financial Services. Prior to
                                    joining Sapient, Mr. DiGiammarino was Co-Manager of
                                    Financial Services for American Management Systems. Mr.
                                    DiGiammarino was employed by American Management Systems
                                    from 1979 until August 1998.
Jerry A. Greenberg..........    33  Mr. Greenberg co-founded Sapient in 1991 and has served as
                                    Co-Chairman of the Board of Directors and Co-Chief
                                    Executive Officer and as a director since Sapient's
                                    inception.
Susan D. Johnson............    33  Ms. Johnson joined Sapient as Chief Financial Officer in
                                    February 1994. From April 1991 to February 1994, Ms.
                                    Johnson was employed by Bitstream, Inc., a software
                                    company, where she served in various finance positions
                                    prior to becoming Chief Financial Officer.
J. Stuart Moore.............    37  Mr. Moore co-founded Sapient in 1991 and has served as Co-
                                    Chairman of the Board of Directors and Co-Chief Executive
                                    Officer and as a director since Sapient's inception.
Desmond P. Varady...........    33  Mr. Varady joined Sapient in October 1993 and became a
                                    Vice President in September 1994 and a Senior Vice
                                    President in March 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)(1) Market Price of Common Stock

     Sapient's Common Stock is quoted on the Nasdaq National Market System under the symbol "SAPE". The following table sets forth for the periods indicated the high and low sale prices for Sapient's Common Stock, and has been adjusted to reflect the two-for-one stock split effected as a 100 percent stock dividend paid on March 9, 1998.

                                                             HIGH     LOW
                                                            ------   ------
1997
     First Quarter........................................  $24.88   $15.56
     Second Quarter.......................................  $24.75   $15.00
     Third Quarter........................................  $30.50   $24.25
     Fourth Quarter.......................................  $31.38   $23.88
1998
     First Quarter........................................  $47.38   $29.13
     Second Quarter.......................................  $56.13   $37.00
     Third Quarter........................................  $60.88   $32.00
     Fourth Quarter.......................................  $63.63   $24.50

     On March 5, 1999, the last reported sale price of Sapient's Common Stock was $64.125 per share. As of March 5, 1999, there were approximately 280 holders of record of the Common Stock.

     (a)(2) Recent Sales of Unregistered Securities

     In connection with the Company's acquisition of EXOR, the Company issued a total of 611,738 shares of its Common Stock on December 15, 1997 to four former stockholders of EXOR as consideration for all of the outstanding capital stock of EXOR. This transaction was exempt from registration requirements pursuant to
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") because it did not involve a public offering of securities.

     In connection with the Company's acquisition of Studio Archetype, the Company issued a total of 498,314 shares of its Common Stock on August 25, 1998 to the former stockholders of Studio Archetype in exchange for all of the outstanding shares of capital stock of Studio Archetype. The issuance of such shares was exempt from registration requirements pursuant to Section 4(2) of the Securities Act because it did not involve a public offering of securities.

     (b) Use of Proceeds. There has been no change to the information previously provided by the Company on Form SR for the period ended July 3, 1996, as amended to date, relating to securities sold by the Company pursuant to Registration Statements on Form S-1 (Registration Nos. 333-1586 and 333-3204), both of which were declared effective on April 3, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 1998, 1997, 1996, 1995 and 1994 and the Statement of Income Data for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 have been derived from the Consolidated Financial Statements for such years, which have been audited by KPMG Peat Marwick LLP, independent auditors.

                                                          YEARS ENDED DECEMBER 31,
                                             ---------------------------------------------------
                                               1998       1997       1996       1995      1994
                                             --------    -------    -------    -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA(1):
Revenues...................................  $160,372    $90,360    $49,009    $24,481   $11,796
Operating expenses:
  Project personnel costs..................    77,565     43,816     22,985     11,723     4,434
  Selling and marketing....................    11,129      5,893      2,422      1,129       269
  General and administrative...............    41,176     22,108     14,294      6,733     4,634
  Charge for in-process research and
     development...........................    11,100         --         --         --        --
  Acquisition costs........................        --        560         --         --        --
                                             --------    -------    -------    -------   -------
          Total operating expenses.........   140,970     72,377     39,701     19,585     9,337
                                             --------    -------    -------    -------   -------
Income from operations.....................    19,402     17,983      9,308      4,896     2,459
Interest income............................     2,957      2,078      1,098         13         9
                                             --------    -------    -------    -------   -------
Income before income taxes.................    22,359     20,061     10,406      4,909     2,468
Income taxes...............................     8,660      7,703      3,936      1,995       879
                                             --------    -------    -------    -------   -------
Net income.................................  $ 13,699    $12,358    $ 6,470    $ 2,914   $ 1,589
                                             ========    =======    =======    =======   =======
Basic net income per share.................  $   0.54    $  0.52    $  0.30    $  0.16   $  0.08
                                             ========    =======    =======    =======   =======
Diluted net income per share...............  $   0.49    $  0.47    $  0.27    $  0.14   $  0.08
                                             ========    =======    =======    =======   =======
Weighted average common shares.............    25,323     23,996     21,631     18,275    18,777
Weighted average common share
  equivalents..............................     2,578      2,083      2,425      2,851     2,065
                                             --------    -------    -------    -------   -------
Weighted average common shares and common
  share equivalents........................    27,901     26,079     24,056     21,126    20,842
                                             ========    =======    =======    =======   =======

                                                                DECEMBER 31,
                                             ---------------------------------------------------
                                               1998       1997       1996       1995      1994
                                             --------    -------    -------    -------   -------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital............................  $122,266    $76,385    $66,201    $ 5,785   $ 1,894
Total assets...............................   184,912     98,013     79,687     12,893     6,898
Long-term debt, less current portion.......        --         --         --        189       132
Total stockholders' equity(2)..............   154,381     81,999     66,793      5,595     2,663

---------------
(1) This selected consolidated financial data gives retroactive effect to Sapient's acquisition of EXOR in December 1997, which has been accounted for as a pooling of interests. As a result of this business combination, the financial information shown above has been restated to include the accounts and results of operations of EXOR for all periods presented. See Note 13 of Notes to Consolidated Financial Statements.

(2) Sapient has never declared or paid any cash dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Sapient Corporation ("Sapient" or the "Company") is an innovative provider of integrated management consulting services, Internet commerce solutions and systems implementation services. Using a proven, fixed-price model designed to ensure on-budget and on-time delivery, Sapient offers a variety of integrated services to help clients rapidly achieve their critical business objectives. Founded in 1991 as a Delaware corporation, Sapient has experienced consistent revenue growth in each of the last eight years. The Company currently has more than 1,400 employees in offices in Cambridge, Massachusetts, New York, San Francisco, Chicago, Atlanta, Dallas, Los Angeles, Portland (Maine) and London, England.

     Sapient delivers most of its services using its proprietary discipline called QUADD (Quality Design and Delivery).QUADD is a highly disciplined, integrated methodology that involves active client participation and is designed to rapidly deliver business applications that improve processes and performance. The QUADD process consists of four stages: RIP workshop, Design, Implementation and Production. The RIP (Rapid Implementation Plan) workshop is designed to rapidly identify the client's needs and develop a strategy and action plan to meet those needs. The Design workshop focuses on outlining the proposed process changes and required information technology solutions. The Implementation stage primarily involves the development and testing of the new solution or enhancements to a third-party packaged software application or existing Sapient-developed solution. The Production stage primarily involves the maintenance, enhancement and support of the solution after it is operational. While the QUADD process is designed as an integrated approach, each stage represents a separate contractual commitment and concludes with the delivery of a discrete value-added deliverable. Clients are able to elect at each stage whether to proceed to the next stage of the process.

     Sapient's revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which the Company is engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, general economic conditions and other factors. In addition, revenues from a large client may constitute a significant portion of the Company's total revenues in a particular quarter.

     On August 25, 1998 the Company acquired Studio Archetype for approximately $25.3 million in stock and cash, including direct acquisition costs of approximately $2.3 million, pursuant to which the Company issued 498,314 shares of Sapient Common Stock and paid $250,000 in cash to the former Studio stockholders. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values.

     On April 7, 1998, Sapient completed a public offering of Common Stock which resulted in the issuance of 653,125 shares of Common Stock. Proceeds to Sapient, net of underwriting discounts and costs of the offering, were approximately $29.1 million.

     On January 29, 1998, Sapient declared a two-for-one stock split effected as a 100% stock dividend paid on March 9, 1998 to all stockholders of record on February 20, 1998. Sapient's financial statements have been restated for all periods presented to reflect the effect of the stock dividend.

     On December 15, 1997, Sapient acquired all of the outstanding common stock of EXOR in exchange for 611,738 shares of Sapient Common Stock. Sapient's financial statements have been restated for all periods presented to reflect the acquisition of EXOR, which has been accounted for as a pooling of interests.

     In connection with the acquisition of Studio Archetype, in the third quarter of 1998 Sapient allocated $11.1 million to in-process technology and recorded a corresponding income tax benefit of $4.2 million. This allocation represents the estimated fair value of such technology based on risk-adjusted cash flows related to development of projects that had not reached technological feasibility at the time of the acquisition and with respect to which the in-process research and development had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     Sapient allocated values to the in-process research and development projects by identifying significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of Studio Archetype next-generation enterprise-wide suite of development, scheduling, bug tracking and content management applications. The integrated solution will be a comprehensive enterprise scale system, allowing developers and clients to access prototypes and trial deliverables. It will fully integrate user interface tools with client server, advanced database and legacy systems.

     The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development is based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Studio Archetype and its competitors. The estimated revenues for the projects are expected to be realized over a six year period through 2004 when other new products are expected to enter the market. Studio Archetype projected revenues are dependent upon successful introduction of the in-process projects.

     The nature of the efforts to develop the acquired in-process technology into commercially viable products and services principally relate to the completion of all planning, designing, prototyping, verification, and testing activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical, and economic performance requirements. The efforts to develop the purchased in-process technology also include testing of the technology for compatibility and interoperability with other applications. Expenditures on these projects to date have been approximately $2.5 million, and estimated costs to complete these projects are expected to total approximately $625,000 through 2001. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Several milestones have been or are near completion including a comprehensive needs analysis mapping data, technical and information architectures and building an integrated prototype.

     The rates utilized to discount the net cash flows to their present value are based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, discount rates of 25.0 to 30.0 percent were utilized for the business enterprise and for the in-process R&D. Sapient believes that these discount rates are commensurate with Studio Archetype stage of development, the uncertainties in the economic estimates described above, the inherent uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology; and, the uncertainty of technological advance that are unknown at this time.

     The forecasts used by Sapient in valuing in-process research and development were based upon assumptions that the Company believes to be reasonable but which are inherently uncertain and unpredictable. Sapient's assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary materially from the assumed results and could have a material adverse effect on Sapient's business, results of operations and financial condition.

     Sapient believes that the assumptions used in the forecasts were reasonable. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from the assumed results and could have a material adverse effect on Sapient's business, results of operations and financial condition.

     Sapient expects to continue its support of these efforts and believes Studio has a reasonable chance of successfully completing the research and development programs. However, there is risk associated with the completion of the projects and there is no assurance that any of the projects will meet with either technological or commercial success.

     If these projects are not successfully developed, the sales and profitability of Studio may be adversely affected in future periods. Additionally, the value of the other intangible assets acquired may become impaired. Studio Archetype expects to benefit from the purchased in-process technology beginning in 1999.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues of certain items included in Sapient's Consolidated Statements of Income and Comprehensive
Income:

                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                        --------------------
                                                        1998    1997    1996
                                                        ----    ----    ----
Revenue...............................................  100%    100%    100%
Operating expenses:
  Project personnel costs.............................   48      48      47
  Selling and marketing...............................    7       7       5
  General and administrative..........................   26      24      29
  Charge for in process research and development......    7      --      --
  Acquisition costs...................................   --       1      --
                                                        ---     ---     ---
          Total operating expenses....................   88      80      81
Income from operations................................   12      20      19
Interest income.......................................    2       2       2
Income taxes..........................................    5       8       8
                                                        ---     ---     ---
Net income............................................    9%     14%     13%
                                                        ===     ===     ===

YEARS ENDED DECEMBER 31, 1998 AND 1997

  Revenues

     Revenues for 1998 increased 77% over revenues for 1997. The increase in revenues reflected increases in both the size and number of client projects. The increase in unbilled revenues on contracts from $9.1 million at December 31, 1997 to $10.3 million at December 31, 1998, was primarily a result of increased volume and the structure of contract billing schedules. In 1998, Sapient's five largest clients accounted for approximately 30% of its revenues, no client accounted for more than 10% of such revenues and four clients each accounted for more than 5% of such revenues. In 1997, Sapient's five largest clients accounted for approximately 31% of its revenues, no clients accounted for more than 10% of such revenues and three clients each accounted for more than 5% of such revenues.

  Project Personnel Costs

     Project personnel costs consist primarily of salaries and employee benefits for personnel dedicated to client projects, non-reimbursed direct expenses incurred to complete projects and third-party project personnel training. These costs represent the most significant expense Sapient incurs in providing its services. The increase in project personnel costs for the year ended December 31, 1998 was primarily due to an increase in project personnel from 674 at December 31, 1997 to 1,153 at December 31, 1998. Project personnel costs remained constant as a percentage of revenues at 48% in 1998 and 1997.

  Selling and Marketing

     Selling and marketing costs consist primarily of salaries, employee benefits and travel expenses of selling and marketing personnel and promotional costs. Selling and marketing costs as a percentage of revenues remained constant at 7% for both 1998 and 1997. The dollar increase was mainly due to Sapient's decision to expand its selling and marketing group through hiring, along with the addition of Studio Archetype's selling and marketing group. Selling and marketing personnel grew from 32 employees at December 31, 1997 to 49 employees at December 31, 1998.

  General and Administrative

     General and administrative costs consist primarily of expenses associated with Sapient's executive management, finance and administrative groups, including personnel devoted to recruiting and employee retention, development of reusable solution frameworks, training project personnel, and occupancy costs. The increase in general and administrative costs for 1998 compared to 1997 was primarily due to an increase in the incremental costs associated with the additional employees hired during 1998. Sapient's total headcount increased from 817 at December 31, 1997 to 1,450 at December 31, 1998. As a percentage of revenues, general and administrative costs were 26% in 1998, compared to 24% in 1997. The increase as a percentage of revenues in 1998 was a result of amortization charges associated with the acquisition of Studio Archetype, costs incurred related to the Company's international expansion, and lower space utilization during 1998 compared to 1997.

  Charge for In-Process Research and Development

     In connection with the acquisition of Studio Archetype in the third quarter of 1998, Sapient allocated $11.1 million to in-process technology and recorded a corresponding income tax benefit of $4.2 million. This allocation represents the estimated fair value of such technology based on risk-adjusted cash flows related to the development of projects that had not reached technological feasibility at the time of the acquisition and with respect to which the in-process research and development had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

  Interest Income

     Interest income for 1998 and 1997 consisted of interest earned on the proceeds of Sapient's initial and follow-on public offerings of Common Stock, which were invested primarily in tax-exempt, short term municipal bonds.

  Provision for Income Taxes

     Income tax expense represents combined federal and state income taxes at an effective rate of 38.7% for 1998 and 38.4% for 1997. Sapient's effective tax rate may vary from period to period based on the Company's future expansion into areas with varying country, state, and local income tax rates.

YEARS ENDED DECEMBER 31, 1997 AND 1996

  Revenues

     Revenues for 1997 increased 84% over revenues for 1996. The increase in revenues reflected increases in both the size and number of client projects. The increase in unbilled revenues on contracts from $4.7 million at December 31, 1996 to $9.1 million at December 31, 1997 was primarily due to the increase in revenues in 1997. In 1997, Sapient's five largest clients accounted for approximately 31% of its revenues, no client accounted for more than 10% of such revenues and three clients each accounted for more than 5% of such revenues. In 1996, Sapient's five largest clients accounted for approximately 52% of its revenues, two clients each accounted for more than 10% of such revenues and four clients each accounted for more than 5% of such revenues.

  Project Personnel Costs

     Project personnel costs consist primarily of salaries and employee benefits for personnel dedicated to client projects, non-reimbursed direct expenses incurred to complete projects and third-party project personnel training. These costs represent the most significant expense Sapient incurs in providing its services. The increase in project personnel costs for the year ended December 31, 1997 was primarily due to an increase in project personnel from 427 at December 31, 1996 to 674 at December 31, 1997. Project personnel costs increased slightly as a percentage of revenues from 47% in 1996 to 48% in 1997. The increase was mainly due to investments in training and higher non-reimbursable travel and relocation fees due to the opening of three additional offices in the beginning of 1997.

  Selling and Marketing

     Selling and marketing costs consist primarily of salaries, employee benefits and travel expenses of selling and marketing personnel and promotional costs. Selling and marketing costs as a percentage of revenues increased from 5% in 1996 to 7% in 1997. This increase, as well as the dollar increase, was mainly due to Sapient's decision to expand its selling and marketing group, which grew from 27 employees at December 31, 1996 to 32 employees at December 31, 1997.

  General and Administrative

     General and administrative costs consist primarily of expenses associated with Sapient's executive management, finance and administrative groups, including personnel devoted to recruiting and training project personnel, and occupancy costs. The increase in general and administrative costs for 1997 compared to 1996 was primarily due to an increase in the incremental costs associated with the additional employees hired during 1997. Sapient's total headcount increased from 530 at December 31, 1996 to 817 at December 31, 1997. As a percentage of revenues, general and administrative costs were 24% in 1997, compared to 29% in 1996. The decrease as a percentage of revenues in 1997 was primarily a result of non-cash compensation charges in 1996, lower cash compensation bonuses paid to EXOR executives in 1997 and improved space utilization.

  Acquisition Costs

     Sapient incurred a one-time charge of approximately $560,000 in the fourth quarter of 1997 for costs associated with the EXOR acquisition.

  Interest Income

     Interest income for 1997 and 1996 consisted of interest earned on the proceeds of Sapient's initial and follow-on public offerings of Common Stock, which were invested primarily in tax-exempt, short term municipal bonds.

  Provision for Income Taxes

     Income tax expense represents combined federal and state income taxes at an effective rate of 38.4% for 1997 and 37.8% for 1996. Sapient's effective tax rate may vary from period to period based on the Company's future expansion into areas with varying country, state, and local income tax rates.

QUARTERLY FINANCIAL RESULTS

     The following tables set forth certain unaudited quarterly results of operations of Sapient for 1998 and 1997. In the opinion of management, this information has been prepared on the same basis as the audited Consolidated Financial Statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

                                            THREE MONTHS ENDED (UNAUDITED)
                                     ---------------------------------------------
                                     MARCH 31,    JUNE 30,    SEPT. 30,   DEC. 31,
                                       1998         1998        1998        1998
                                     ---------    --------    ---------   --------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...........................   $30,730     $35,350      $41,837    $52,454
Operating expenses:
  Project personnel costs..........    14,712      16,967       20,449     25,437
  Selling and marketing............     1,815       2,631        2,991      3,691
  General and administrative.......     8,015       8,473       10,416     13,583
  Amortization of intangibles......        --          --          128        559
  Charge for in-process research
     and development...............        --          --       11,100         --
  Acquisition costs................        --          --           --         --
                                      -------     -------      -------    -------
     Total operating expenses......    24,542      28,071       45,084     43,271
Income (loss) from operations......     6,188       7,279       (3,247)     9,183
Interest income....................       578         702          952        724
                                      -------     -------      -------    -------
Income (loss) before income
  taxes............................     6,766       7,981       (2,295)     9,907
Income taxes.......................     2,504       2,929         (668)     3,895
                                      -------     -------      -------    -------
Net income (loss)..................   $ 4,262     $ 5,052      $(1,627)   $ 6,012
                                      =======     =======      =======    =======
Basic net income (loss) per
  share............................   $  0.18     $  0.20      $ (0.06)   $  0.23
                                      =======     =======      =======    =======
Diluted net income (loss) per
  share............................   $  0.16     $  0.18      $ (0.06)   $  0.21
                                      =======     =======      =======    =======

                                           THREE MONTHS ENDED (UNAUDITED)
                                   ----------------------------------------------
                                   MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                     1997         1997        1997         1997
                                   ---------    --------    ---------    --------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.........................   $18,180     $20,799      $24,416     $26,965
Operating expenses:
  Project personnel costs........     8,674       9,995       12,150      12,997
  Selling and marketing..........     1,121       1,138        1,544       2,090
  General and administrative.....     4,576       5,241        5,808       6,483
  Amortization of intangibles....        --          --           --          --
  Charge for in-process research
     and development.............        --          --           --          --
  Acquisition costs..............        --          --           --         560
                                    -------     -------      -------     -------
     Total operating expenses....    14,371      16,374       19,502      22,130
                                    -------     -------      -------     -------
Income from operations...........     3,809       4,425        4,914       4,835
Interest income..................       517         571          483         507
                                    -------     -------      -------     -------
Income before income taxes.......     4,326       4,996        5,397       5,342
Income taxes.....................     1,620       1,900        2,077       2,106
                                    -------     -------      -------     -------
Net income.......................   $ 2,706     $ 3,096      $ 3,320     $ 3,236
                                    =======     =======      =======     =======
Basic net income per share.......   $  0.11     $  0.13      $  0.14     $  0.13
                                    =======     =======      =======     =======
Diluted net income per share.....   $  0.10     $  0.12      $  0.13     $  0.12
                                    =======     =======      =======     =======

                                             AS A PERCENTAGE OF TOTAL REVENUES
                                       ---------------------------------------------
                                              THREE MONTHS ENDED (UNAUDITED)
                                       ---------------------------------------------
                                       MARCH 31,    JUNE 30,    SEPT. 30,   DEC. 31,
                                         1998         1998        1998        1998
                                       ---------    --------    ---------   --------
Revenues.............................     100%         100%        100%       100%
Operating expenses:
Project personnel costs..............      48           48          49         48
Selling and marketing................       6            7           7          7
General and administrative...........      26           24          25         26
Amortization of intangibles..........      --           --          --          1
Charge for in-process research and
  development........................      --           --          27         --
Acquisition costs....................      --           --          --         --
     Total operating expenses........      80           79         108         82
Income (loss) from operations........      20           21          (8)        18
Interest income......................       2            2           2          1
                                          ---         ----         ---        ---
Income (loss) before income taxes....      22           23          (6)        19
Income taxes.........................       8            8          (2)         7
                                          ---         ----         ---        ---
Net income (loss)....................      14%          15%         (4)%          12%
                                          ===         ====         ===        ===

                                             AS A PERCENTAGE OF TOTAL REVENUES
                                       ---------------------------------------------
                                              THREE MONTHS ENDED (UNAUDITED)
                                       ---------------------------------------------
                                       MARCH 31,    JUNE 30,    SEPT. 30,   DEC. 31,
                                         1997         1997        1997        1997
                                       ---------    --------    ---------   --------
Revenues.............................     100%        100%         100%       100%
Operating expenses:
Project personnel costs..............      48          48           50         48
Selling and marketing................       6           5            6          8
General and administrative...........      25          26           24         24
Amortization of intangibles..........      --          --           --         --
Charge for in-process research and
  development........................      --          --           --         --
Acquisition costs....................      --          --           --          2
     Total operating expenses........      79          79           80         82
Income from operations...............      21          21           20         18
Interest income......................       3           3            2          2
                                          ---         ---          ---        ---
Income before income taxes...........      24          24           22         20
Income taxes.........................       9           9            8          8
                                          ---         ---          ---        ---
Net income...........................      15%         15%          14%        12%
                                          ===         ===          ===        ===

LIQUIDITY AND CAPITAL RESOURCES

     Sapient has primarily funded its operations from cash flow generated from operations and the proceeds from its initial and follow-on public offerings. In addition, Sapient has a bank revolving line of credit providing for borrowings of up to $5.0 million. Borrowings under this line of credit, which expires on June 30, 2000, bear interest at the bank's prime rate. The line of credit includes covenants relating to the maintenance of certain financial ratios and limits the payment of dividends. At December 31, 1998, the Company had no bank borrowings outstanding and no material capital commitments.

     Cash and cash equivalents decreased to $38.7 million at December 31, 1998, from $47.3 million at December 31, 1997. The net cash provided by operating activities of $4.6 million for the year ended December 31, 1998 was offset with investments in property and equipment of $8.8 million. Additionally, as of December 31, 1998 Sapient had invested $52.5 million in tax-exempt, short-term municipal bonds.

     Sapient believes that the cash provided from operations, borrowings available under its revolving line of credit and the Company's existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 18 months.

YEAR 2000 READINESS

     The following disclosure shall be considered year 2000 Readiness Disclosure to the maximum extent allowed under the Year 2000 Information and Readiness Disclosure Act.

     Sapient has developed a phased Year 2000 readiness plan to help it identify and resolve Year 2000 issues associated with Sapient's internal systems and the services provided by Sapient. The plan includes development of corporate awareness, assessment, implementation (including remediation and upgrading of certain product versions), validation testing and contingency planning. Since Sapient has installed nearly all of its internal hardware and software systems since January 1997, the Company is not confronted with the task of having to replace obsolete or legacy systems. Primarily, Sapient's task is to install upgrades and patches to its internally used software and hardware to make such systems and equipment Year 2000 compliant.

     Sapient created a Company-wide Year 2000 team to oversee its Year 2000 program. Sapient has completed its assessment of its internal and third party computer systems and its internal non-IT systems (such as building security, voice mail, telephone and other systems containing embedded microprocessors). Sapient's material internal IT systems consist principally of financial, accounting and human resources application software created by third parties, and internally developed sales forecasting and project management software applications. All of Sapient's internally developed applications are Year 2000 compliant. With respect to the third-party software applications, Sapient believes that, based on oral statements made by manufacturers and/or statements published on manufacturers' web sites, that such products will be Year 2000 compliant. At the manufacturer's recommendation, Sapient recently installed patches in its versions of the Windows 95 and Windows NT operating systems in order for those operating systems to become Year 2000 compliant. The manufacturers of Sapient's computer hardware platforms, principally servers, have indicated that the versions currently used by the Company are Year 2000 compliant. Sapient is in the process of obtaining written assurances from each of the third party vendors that their systems (both IT and non-IT) are Year 2000 compliant.

     Sapient believes that it is 60% complete in installing patches and upgrades to its third party software and hardware and expects to be completed with the implementation stage of its Year 2000 program by the end of the second quarter of 1999. Sapient also expects to have completed testing of all internally used software and hardware by the second quarter of 1999. Based on currently available information, Sapient believes the expense associated with these efforts will be approximately $25,000. However, if compliance efforts are not completed on time, or additional compliance efforts are required of which Sapient is not currently aware, or the cost of any required updating or modification of our IT systems exceeds our estimates, the Year 2000 issue could have a material adverse effect on Sapient's business, results of operations and financial condition.

     Sapient has not yet developed a comprehensive contingency plan to address the situations that may result if it is unable to achieve Year 2000 readiness of the Company's major IT and non-IT systems. Sapient intends to devise contingency plans by the end of the second quarter of 1999 to mitigate the effects on the conduct of the Company's business in the event the Year 2000 issue results in the unavailability of any material IT or non-IT systems. There can be no assurance that any contingency plans developed by Sapient will prevent any such service interruption.

     In addition to Sapient's internal systems, the Company relies on third party relationships in the conduct of its business. For example, Sapient relies on the services of the landlords of its facilities, telecommunication companies, banks, utilities, and commercial airlines. Sapient is currently seeking assurances from its landlords and material vendors regarding their Year 2000 readiness, and to the extent such assurances are not given, the Company intends to devise contingency plans to ameliorate the negative effects on Sapient in the event the Year 2000 issue results in the unavailability of services. There can be no assurance that any contingency plans developed by Sapient will prevent any such service interruption on the part of one or more of the Company's third party vendors or suppliers from having a material adverse effect on Sapient's business, results of operations or financial condition. In addition, the failure on the part of the accounting systems of Sapient's clients due to the Year 2000 issue could result in a delay in the payment of invoices issued by Sapient for services and expenses. A failure of the accounting systems of a significant number of Sapient's clients would have a material adverse effect on Sapient's business, results of operations and financial condition.

     Sapient's business involves designing, developing and implementing mission critical software applications for its clients. In addition, Sapient has recommended, implemented and customized various third-party software packages for its clients, certain of which may not be Year 2000 compliant. Former, present and future clients may assert that certain services performed by Sapient involved or are affected by the Year 2000 issue. Because Sapient has designed, developed and implemented software and systems for a large number of clients since 1991, there can be no way of assuring that all such software programs and systems will be Year 2000 compliant. This uncertainty is magnified by the fact that in many cases Sapient's clients retain the right to maintain, alter and modify the systems developed and implemented by Sapient after the completion of an engagement. Due to the potential significance of the Year 2000 issue upon client operations, upon any failure of critical client systems or processes that may be directly or indirectly connected or related to systems or software analyzed, designed, developed, or implemented by Sapient, Sapient may be subjected to claims regardless of whether the failure is related to the services provided by Sapient. If asserted, such claims (and the associated defense costs) could have a material adverse effect on the Sapient's business, results of operations and financial condition.

     Sapient's policy has been to attempt to include provisions in its client contracts that, among other things, disclaim implied warranties, limit the duration of express warranties, limit Sapient's liability to the amount of fees paid by the client to Sapient in connection with the project, and disclaim any liability arising from third-party software that is implemented, customized or installed by Sapient. There can be no assurance that Sapient will be able to obtain these contractual protections in agreements concerning future projects, or that any contractual provisions governing current and completed projects, will prevent clients from asserting claims against Sapient with respect to the Year 2000 issue. There also can be no assurance that the contractual protections, if any, obtained by Sapient will effectively operate to protect the Company from, or limit the amount of, any liability arising from claims asserted against Sapient.

     The foregoing discussion of Sapient's Year 2000 readiness contains forward looking statements including estimates of the timeframes and costs for addressing the known Year 2000 issues confronting Sapient and is based on management's current estimates, which were derived using numerous assumptions. There can be no assurance that these estimates will be achieved and actual events and results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability of Sapient to identify and correct all Year 2000 problems and the success of third parties with whom Sapient does business in addressing their Year 2000 issues.

NEW ACCOUNTING PRONOUNCEMENTS

     During 1998, Sapient adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in the body of the financial statements. Comprehensive income includes net income as currently reported under Generally Accepted Accounting Principles and also considers the effect of additional economic events that are not required to be recorded in determining net income but are rather reported as a separate component of stockholders' equity. The adoption of SFAS 130 did not have a material impact on Sapient's financial condition or results of operations (See Note 9 to Consolidated Financial Statements).

     During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting information about operating segments in annual and interim financial statements issued to shareholders. This Statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not have a material impact on Sapient's financial condition or results of operations (See Note 9 to Consolidated Financial Statements).

     In March, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, issued SOP 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1") which requires the capitalization of certain internal costs related to the implementation of computer software obtained for internal use. Sapient is required to adopt this standard in the first quarter of 1999. Sapient expects that the adoption of SOP 98-1 will not have a material impact on Sapient's financial position or results of operations.

     In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. Sapient is required to adopt this standard in the first quarter of 2000. Sapient expects that the adoption of SFAS 133 will not have a material impact on Sapient's financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              SAPIENT CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................     23
Consolidated Balance Sheets.................................     24
Consolidated Statements of Income and Comprehensive
  Income....................................................     25
Consolidated Statements of Stockholders' Equity.............     26
Consolidated Statements of Cash Flows.......................     27
Notes to Consolidated Financial Statements..................     28

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Sapient Corporation:

     We have audited the accompanying consolidated balance sheets of Sapient Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sapient Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Boston, Massachusetts
January 22, 1999

                              SAPIENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31        DECEMBER 31,
                                                                   1998               1997
                                                              --------------     --------------
                                                              (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
Current assets:
     Cash and cash equivalents..............................     $ 38,760            $47,314
     Short term investments.................................       52,500             17,092
     Accounts receivable, less allowance for doubtful
      accounts of $550 and $350 for 1998 and 1997,
      respectively..........................................       41,533             16,217
     Unbilled revenues on contracts.........................       10,306              9,071
     Prepaid expenses.......................................          393                680
     Other current assets...................................        3,296                959
     Deferred income taxes..................................        3,973                 35
                                                                 --------            -------
          Total current assets..............................      150,761             91,368
Property and equipment, net.................................       13,620              6,315
Deferred income taxes.......................................        5,702                 --
Intangible assets...........................................       13,729                 --
Due from shareholders.......................................          764                 --
Other assets................................................          336                330
                                                                 --------            -------
          Total assets......................................     $184,912            $98,013
                                                                 ========            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to bank..................................     $     --            $   208
     Accounts payable.......................................          774                 15
     Accrued expenses.......................................        3,034              1,924
     Accrued compensation...................................        8,470              3,453
     Income taxes payable...................................        2,217              1,255
     Deferred income taxes..................................        4,170              1,820
     Deferred revenues on contracts.........................        9,830              6,308
                                                                 --------            -------
          Total current liabilities.........................       28,495             14,983
Deferred income taxes.......................................          773                121
Other long term liabilities.................................        1,263                910
                                                                 --------            -------
          Total liabilities.................................       30,531             16,014
                                                                 --------            -------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, par value $0.01 per share; 5,000,000
      shares authorized and none outstanding at December 31,
      1998 and 1997.........................................           --                 --
     Common stock, par value $0.01 per share, 100,000,000
      shares authorized, 26,315,619 shares issued and
      outstanding at December 31, 1998; 24,206,570 shares
      issued and outstanding at December 31, 1997...........          263                242
     Additional paid-in capital.............................      116,115             57,479
     Accumulated other comprehensive income.................           26                 --
     Retained earnings......................................       37,977             24,278
                                                                 --------            -------
          Total stockholders' equity........................      154,381             81,999
                                                                 --------            -------
          Total liabilities and stockholders' equity........     $184,912            $98,013
                                                                 ========            =======

                       See accompanying Notes to Consolidated Financial
Statements

                              SAPIENT CORPORATION

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1998           1997          1996
                                                              -----------    ----------    ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues....................................................   $160,372       $90,360       $49,009
Operating expenses:
  Project personnel costs...................................     77,565        43,816        22,985
  Selling and marketing.....................................     11,129         5,893         2,422
  General and administrative................................     41,176        22,108        14,294
  Charge for in-process research and development............     11,100            --            --
  Acquisition costs.........................................         --           560            --
                                                               --------       -------       -------
     Total operating expenses...............................    140,970        72,377        39,701
                                                               --------       -------       -------
  Income from operations....................................     19,402        17,983         9,308
Interest income.............................................      2,957         2,078         1,098
                                                               --------       -------       -------
  Income before income taxes................................     22,359        20,061        10,406
Income taxes................................................      8,660         7,703         3,936
                                                               --------       -------       -------
     Net Income.............................................   $ 13,699       $12,358       $ 6,470
                                                               ========       =======       =======
Comprehensive Income
     Foreign currency translation gain......................         26            --            --
                                                               --------       -------       -------
Comprehensive income........................................   $ 13,725       $12,358       $ 6,470
                                                               ========       =======       =======
Basic net income per share..................................   $   0.54       $  0.52       $  0.30
                                                               ========       =======       =======
Diluted net income per share................................   $   0.49       $  0.47       $  0.27
                                                               ========       =======       =======
Weighted average common shares..............................     25,323        23,996        21,631
Weighted average common share equivalents...................      2,578         2,083         2,425
                                                               --------       -------       -------
Weighted average common shares and common share
  equivalents...............................................     27,901        26,079        24,056
                                                               ========       =======       =======

                     See accompanying Notes to Consolidated Financial Statements

                              SAPIENT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   VOTING          NON-VOTING                    ACCUMULATED
                                COMMON STOCK      COMMON STOCK     ADDITIONAL       OTHER
                               ---------------   ---------------    PAID-IN     COMPREHENSIVE   RETAINED
                               SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL        INCOME       EARNINGS
                               ------   ------   ------   ------   ----------   -------------   --------
                                                            (IN THOUSANDS)
Balance at December 31,
  1995.......................  10,581    $106     7,664    $ 77     $     37         $--        $ 5,450
  Notes repaid from
    stockholders.............      --      --        --      --           --          --             --
  Exercised stock options....     932       9        --      --          204          --             --
  Proceeds from public
    offerings................   4,390      44        --      --       54,053          --             --
  Conversion of non-voting
    shares to voting
    shares...................   7,664      77    (7,664)    (77)          --          --             --
  Tax benefit of
    disqualifying
    dispositions of stock
    options..................      --      --        --      --          108          --             --
  Stock based compensation...      31      --        --      --          260          --             --
  Net income.................      --      --        --      --           --          --          6,470
                               ------    ----    ------    ----     --------         ---        -------
Balance at December 31,
  1996.......................  23,598     236        --      --       54,662          --         11,920
  Notes repaid from
    stockholders.............      --      --        --      --           --          --             --
  Exercised stock options....     608       6        --      --        1,783          --             --
  Tax benefit of
    disqualifying
    dispositions of stock
    options..................      --      --        --      --        1,034          --             --
  Net income.................      --      --        --      --           --          --         12,358
                               ------    ----    ------    ----     --------         ---        -------
Balance at December 31,
  1997.......................  24,206    $242        --    $ --     $ 57,479          --        $24,278
  Exercised stock options....     958       9        --      --        5,103          --             --
  Translation gain...........      --      --        --      --           --          26             --
  Proceeds from public
    offering.................     653       9        --      --       29,084          --             --
  Common stock issued for
    acquisition of Studio
    Archetype................     498       5        --      --       22,795          --             --
  Tax benefit of
    disqualifying
    dispositions of stock
    options..................      --      --        --      --        1,654          --             --
  Net income.................      --      --        --      --           --          --         13,699
                               ------    ----    ------    ----     --------         ---        -------
Balance at December 31,
  1998.......................  26,315    $263        --    $ --     $116,115         $26        $37,977
                               ======    ====    ======    ====     ========         ===        =======

                                  NOTES
                                RECEIVABLE        TOTAL
                                   FROM       STOCKHOLDERS'
                               STOCKHOLDERS      EQUITY
                               ------------   -------------
                                      (IN THOUSANDS)
Balance at December 31,
  1995.......................      $(75)         $  5,595
  Notes repaid from
    stockholders.............        50                50
  Exercised stock options....        --               213
  Proceeds from public
    offerings................        --            54,097
  Conversion of non-voting
    shares to voting
    shares...................        --                --
  Tax benefit of
    disqualifying
    dispositions of stock
    options..................        --               108
  Stock based compensation...        --               260
  Net income.................        --             6,470
                                   ----          --------
Balance at December 31,
  1996.......................       (25)           66,793
  Notes repaid from
    stockholders.............        25                25
  Exercised stock options....        --             1,789
  Tax benefit of
    disqualifying
    dispositions of stock
    options..................        --             1,034
  Net income.................        --            12,358
                                   ----          --------
Balance at December 31,
  1997.......................      $ --          $ 81,999
  Exercised stock options....        --             5,112
  Translation gain...........        --                26
  Proceeds from public
    offering.................        --            29,091
  Common stock issued for
    acquisition of Studio
    Archetype................        --            22,800
  Tax benefit of
    disqualifying
    dispositions of stock
    options..................        --             1,654
  Net income.................        --            13,699
                                   ----          --------
Balance at December 31,
  1998.......................      $ --          $154,381
                                   ====          ========

                       See accompanying Notes to Consolidated Financial
Statements

                              SAPIENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1998      1997       1996
                                                              -------   -------   --------
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
    Net income..............................................  $13,699   $12,358   $  6,470
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation and amortization...........................    4,224     2,450      1,244
    Charge for in-process research and development..........   11,100        --         --
    Deferred income taxes...................................   (6,638)      786     (1,030)
    Allowance for doubtful accounts.........................      200       275         --
    Stock compensation expense..............................       --        --        260
    Changes in operating assets and liabilities:
        Increase in accounts receivable.....................  (22,938)   (4,748)    (4,080)
        Increase in unbilled revenues on contracts..........     (606)   (4,397)    (2,392)
        Decrease (increase) in prepaid expenses.............      321      (363)      (172)
        Increase in other current assets....................   (2,337)     (809)      (150)
        Decrease in income tax receivable...................       --        --        480
        Decrease (increase) in other assets.................       94      (262)        49
        Increase (decrease) in accounts payable.............      314       (81)      (397)
        (Decrease) increase in accrued expenses.............   (1,950)      355        546
        Increase in accrued compensation....................    4,137     1,172      1,419
        Increase in income taxes payable....................    2,346       738      1,552
        Increase in other long term liabilities.............      311       155        717
        Increase in deferred revenues on contracts..........    2,388     1,392      2,541
                                                              -------   -------   --------
            Net cash provided by operating activities.......    4,665     9,021      7,057
                                                              -------   -------   --------
Cash flows from investing activities:
    Purchase of property and equipment......................   (8,741)   (6,190)    (2,034)
    Net cash received from acquisition......................      561
    Sales and maturities of short term investments..........   21,043    12,190         --
    Purchases of short term investments.....................  (56,451)  (19,742)    (9,540)
                                                              -------   -------   --------
            Net cash used in investing activities...........  (43,588)  (13,742)   (11,574)
                                                              -------   -------   --------
Cash flows from financing activities:
    Proceeds from stockholders for notes receivable.........    3,024        25         50
    Payments to stockholders for notes receivable...........   (3,788)       --         --
    Exercise of stock options...............................    5,112     1,789        213
    Net proceeds from initial public offering...............       --        --     32,403
    Net proceeds from follow-on public offering.............   29,091        --     21,694
    Principal payments on notes payable to bank.............   (3,070)      (80)       (49)
                                                              -------   -------   --------
            Net cash provided by financing activities.......   30,369     1,734     54,311
                                                              -------   -------   --------
(Decrease) increase in cash and cash equivalents............   (8,554)   (2,987)    49,794
Cash and cash equivalents, beginning of year................   47,314    50,301        507
                                                              -------   -------   --------
Cash and cash equivalents, end of year......................  $38,760   $47,314   $ 50,301
                                                              =======   =======   ========
Schedule of non-cash financing activities:
  Tax benefit of disqualifying dispositions of stock
    options.................................................  $ 1,654   $ 1,034   $    108
                                                              =======   =======   ========
Supplemental disclosures of cash flow information:
  Net assets and liabilities recognized upon acquisition of
    Studio Archetype:
    Cash and cash equivalents...............................  $   811   $    --   $     --
    Accounts receivable.....................................    2,578        --         --
    Unbilled revenues on contracts..........................      629        --         --
    Prepaid expenses and other current assets...............       34        --         --
    Property and equipment..................................    2,077        --         --
    Other assets............................................      100        --         --
    Accounts payable........................................      445        --         --
    Accrued expenses........................................      725        --         --
    Accrued compensation....................................      880        --         --
    Accrued income taxes payable............................      270        --         --
    Deferred revenues on contracts..........................    1,134        --         --
    Notes payable to bank...................................    2,862        --         --
    Other long term liabilities.............................       42        --         --
    Accrued acquisition costs...............................    2,335        --         --
Supplemental disclosures of non-cash investing activities:
  Common stock issued for acquisition of Studio Archetype...  $22,800   $    --   $     --

                     See accompanying Notes to Consolidated Financial Statements

                              SAPIENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS

     Sapient Corporation ("Sapient" or the "Company") is an innovative provider of integrated management consulting services, Internet commerce solutions and systems implementation services. Using a proven, fixed-price model designed to ensure on-budget and on-time delivery, Sapient offers a variety of integrated services to help clients rapidly achieve their critical business objectives. Founded in 1991 as a Delaware corporation, Sapient has experienced consistent revenue growth in each of the last eight years. The Company currently has more than 1,400 employees in offices in Cambridge, Massachusetts, New York, San Francisco, Chicago, Atlanta, Dallas, Los Angeles, Portland (Maine) and London, England.

     On August 25, 1998 Sapient acquired Studio Archetype, Inc. ("Studio Archetype") for approximately $25.3 million in stock and cash, including direct acquisition costs of approximately $2.3 million, pursuant to which Sapient issued 498,314 shares of Common Stock and paid $250,000 in cash to the former Studio stockholders. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values.

     On December 15, 1997, Sapient acquired all of the outstanding common stock of EXOR Technologies, Inc. ("EXOR") in exchange for 611,738 shares of Sapient Common Stock (see Note 13). Sapient's Consolidated Financial Statements have been restated for all periods presented to reflect the acquisition of EXOR, which has been accounted for as a pooling of interests.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Principles of Consolidation

     The Consolidated Financial Statements include the accounts of Sapient Corporation and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

  (b) Cash and Cash Equivalents

     All highly liquid investments with original maturities of three months or less are considered cash equivalents. Cash and cash equivalent balances consist of deposits and repurchase agreements with a large U.S. commercial bank and tax exempt short-term municipal bonds.

  (c) Short-term Investments

     Short-term investments are available-for-sale securities, which are recorded at fair market value. The difference between fair market value and cost is not material. Realized gains and losses from sales of available-for-sale securities were not material for any period presented.

  (d) Property and Equipment

     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight line and accelerated methods over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the lease term.

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

                              SAPIENT CORPORATION

     Provisions for estimated losses on uncompleted contracts are made on a contract by contract basis and are recognized in the period in which such losses are determined. Unbilled revenues on contracts are comprised of costs, plus earnings on certain contracts in excess of contractual billings on such contracts. Billings in excess of costs plus earnings are classified as deferred revenues.

  (f) Income Taxes

     Sapient records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (g) Financial Instruments and Concentration of Credit Risk

     Financial instruments which potentially subject Sapient to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

     Sapient performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Sapient maintains allowances for potential credit losses and such losses have been within management's expectations. Write-offs of accounts receivable have not been material for any of the periods presented.

     The fair market values of cash and cash equivalents, accounts receivable and debt instruments at both December 31, 1998 and 1997 approximate their carrying amounts.

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

  (i) Impairment of Long-Lived Assets

     In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. To date, no such impairment has been indicated. Should there be an impairment in the future, Sapient will measure the amount of the impairment based on undiscounted expected future cash flows from the impaired assets. The cash flow estimates that will be used will contain management's best estimates, using appropriate and customary assumptions and projections at the time.

  (j) Research and Development Costs

     Research and development expenditures are charged to operations as incurred. To date, substantially all research and development activities of Sapient have been pursuant to customer contracts and, accordingly, have been expensed as project costs. Sapient has not capitalized any software development costs since such costs have neither been significant nor can the future economic benefit be reasonably determined.

                              SAPIENT CORPORATION

  (k) Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and net income per share in the notes to the financial statements. Sapient applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized under SFAS 123 for Sapient's stock option plans, and footnote disclosure is provided in Note 8.

  (l) Earnings Per Share

     Under Statement of Financial Accounting Standards No. 128, Sapient presents both basic net income per share and diluted net income per share. Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share reflects the per share effect of dilutive stock options and other dilutive common stock equivalents.

     On January 29, 1998 the Company declared a two-for-one stock split effected as a 100 percent stock dividend distributed on March 9, 1998, to all shareholders of record on February 20, 1998.

  (m) Comprehensive Income

     During 1998, Sapient adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in the body of the financial statements. Comprehensive income includes net income as currently reported under Generally Accepted Accounting Principles and also considers the effect of additional economic events that are not required to be recorded in determining net income but are rather reported as a separate component of stockholders' equity. Sapient reports foreign currency translation gains and losses as a component of comprehensive income.

  (n) Segment Reporting

     During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 uses a management approach to report financial and descriptive information about a company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for management. Under this definition, Sapient operated as a single segment for all years presented. The adoption of SFAS 131 did not have a material impact on Sapient's financial condition or results of operations.

  (o) Goodwill and Other Purchased Intangibles

     Goodwill and other purchased intangibles represent the excess of the purchase price over the fair value of assets acquired. Goodwill and substantially all other purchased intangibles are being amortized on a straight-line basis over lives ranging from five to seven years.

  (p) Recently Issued Accounting Pronouncements

     In March, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, issued SOP 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") which requires the capitalization of certain internal costs related to the implementation of computer software obtained for internal use. Sapient is required to adopt this standard

                              SAPIENT CORPORATION
in the first quarter of 1999. It is expected that the adoption of SOP 98-1 will not have a material impact on Sapient's financial position or its results of operations.

     In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. Sapient is required to adopt this standard in the first quarter of 2000. It is expected that the adoption of SFAS 133 will not have a material impact on Sapient's financial position or its results of operations.

(3)  PROPERTY AND EQUIPMENT

     The cost and accumulated depreciation of property and equipment at December 31, 1998 and 1997 are as follows:

                                                           1998      1997
                                                          -------   -------
                                                           (IN THOUSANDS)
Leasehold improvements..................................  $ 7,322   $ 3,559
Furniture and fixtures..................................    2,384       904
Office equipment........................................    2,591     1,714
Computer equipment......................................   11,304     4,810
                                                          -------   -------
                                                           23,601    10,987
     Less accumulated depreciation......................   (9,981)   (4,672)
                                                          -------   -------
Property and equipment, net.............................  $13,620   $ 6,315
                                                          =======   =======

(4)  INTANGIBLE ASSETS

     Other assets include certain intangible assets that were acquired as part of the Studio acquisition in August 1998. The following table summarizes the cost and accumulated amortization of intangible assets at December 31, 1998:

                                                                   ESTIMATED
                                                                  USEFUL LIFE
                                                (IN THOUSANDS)    -----------
Marketing assets and customer lists...........     $ 3,800         7 Years
Assembled work force..........................       1,600        5-7 Years
Goodwill......................................       9,015         7 Years
                                                   -------
                                                    14,415
  Less accumulated amortization...............        (686)
                                                   -------
Intangible assets, net........................     $13,729
                                                   =======

(5)  BANK LOAN

     Sapient has a $5,000,000 loan facility with a bank which expires on June 30, 2000. Borrowings under this agreement bear interest at the bank's prime rate. Sapient had no borrowings under this facility at December 31, 1998 or 1997. The facility contains various financial covenants, including limitations on the payment of cash dividends and maintenance of certain financial ratios.

                              SAPIENT CORPORATION

(6)  INCOME TAXES

     The provision for income taxes consists of the following:

                                                 1998       1997      1996
                                                -------    ------    ------
                                                      (IN THOUSANDS)
Federal, current..............................  $11,768    $5,220    $3,951
State, current................................    3,529     1,697     1,015
                                                -------    ------    ------
                                                 15,297     6,917     4,966
Foreign, deferred.............................     (382)       --        --
Federal, deferred.............................   (4,902)      647      (924)
State, deferred...............................   (1,353)      139      (106)
                                                -------    ------    ------
                                                 (6,637)      786    (1,030)
                                                -------    ------    ------
Income tax expense............................  $ 8,660    $7,703    $3,936
                                                =======    ======    ======

     Income tax expense for the years ended December 31, 1998, 1997 and 1996 differed from the amounts computed by applying the U.S. statutory income tax rate to pre-tax income as a result of the following:

                                                       1998    1997    1996
                                                       ----    ----    ----
Statutory income tax rate............................  35.0%   35.0%   35.0%
State income taxes, net of federal benefit...........   6.3     6.0     5.7
Tax exempt interest..................................  (4.1)   (3.3)   (2.6)
Other, net...........................................   1.5     0.7    (0.3)
                                                       ----    ----    ----
Effective income tax rate............................  38.7%   38.4%   37.8%
                                                       ====    ====    ====

     At December 31, 1998 and 1997, deferred income tax assets and liabilities resulted from reporting differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

                                                         1998       1997
                                                        -------    -------
                                                          (IN THOUSANDS)
Deferred income tax assets:
     Deferred revenue.................................  $ 2,831    $ 1,855
     Allowance for doubtful accounts..................      223         60
     Accrual for compensation.........................       --        390
     Other accruals...................................      947        745
     Property and equipment...........................      745        548
     In-process research and development..............    4,399         --
     Goodwill and other intangibles...................      148         --
     Foreign NOL......................................      382         --
                                                        -------    -------
          Total gross deferred income tax assets......  $ 9,675    $ 3,598
                                                        =======    =======
Deferred income tax liabilities:
     Deferred taxes relating to the use of cash method
          of accounting for tax purposes prior to
          1996........................................  $  (773)   $(1,309)
     Unbilled revenue.................................   (4,170)    (3,652)
     Other accruals...................................       --       (543)
                                                        -------    -------
          Total gross deferred income tax
            liabilities...............................  $(4,943)   $(5,504)
                                                        -------    -------
          Net deferred income tax
            assets/(liabilities)......................  $ 4,732    $(1,906)
                                                        =======    =======

     In assessing the realizability of deferred income tax assets, Sapient considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Due to the fact that Sapient has sufficient taxable income in the federal carryback period and anticipates sufficient future taxable

                              SAPIENT CORPORATION
income over the periods in which deferred income tax assets are deductible, the ultimate realization of deferred income tax assets for federal and state income tax purposes appears more likely than not.

     Total income tax expense for the years ended December 31, 1998, 1997 and 1996 was allocated as follows:

                                                  1998      1997      1996
                                                 ------    ------    ------
                                                       (IN THOUSANDS)
Income taxes from continuing operations........  $8,660    $7,703    $3,936
Stockholders' equity, for compensation expense
  for tax purposes in excess of amounts
  recognized for financial statement
  purposes.....................................  (1,654)   (1,034)     (108)
                                                 ------    ------    ------
                                                 $7,006    $6,669    $3,828
                                                 ======    ======    ======

     Total income taxes paid in 1998, 1997 and 1996 were approximately $12,383,000, $6,179,000 and $2,838,000, respectively.

(7)  COMMITMENTS AND CONTINGENCIES

     Sapient maintains its executive office in Massachusetts and operating offices in several locations throughout the United States and abroad. Sapient also leases office equipment under various operating leases. Future minimum rental commitments under all noncancelable operating leases with initial or remaining terms in excess of one year were as follows at December 31, 1998:

                                                              (IN THOUSANDS)
                                                              --------------
1999........................................................     $11,193
2000........................................................      11,458
2001........................................................      11,402
2002........................................................      11,292
2003........................................................      11,479
Thereafter..................................................      26,110

     Rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $8,843,000, $3,996,000, and $3,144,000, respectively.

     Sapient has issued letters of credit with a bank in the aggregate amount of $975,000 as security deposits for certain of its lease commitments.

     Sapient has certain contingent liabilities that arise in the ordinary course of its business activities. Sapient accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

     Sapient is in arbitration with a former employee who alleges breach of certain contractual and other violations resulting from his termination as an employee. Management denies that it breached any obligations or duties to this former employee, and believes that Sapient has meritorious defenses. Sapient is vigorously contesting these claims. Although Sapient does not expect the claims to have a material adverse effect on its business, results of operations or financial condition, an adverse judgment or settlement could have a material adverse effect on the operating results reported by Sapient for the period in which any such adverse judgment or settlement occurs.

                              SAPIENT CORPORATION

(8)  STOCK PLANS

  (a) 1992 Stock Option Plan

     During 1992, Sapient approved the 1992 Stock Plan (the "1992 Plan") for its employees. The 1992 Plan provided for the Board of Directors to grant stock options, stock purchase authorizations and stock bonus awards up to an aggregate of 5,000,000 shares of non-voting Common Stock. Since consummation of its initial public offering of Common Stock in April 1996, no further grants or awards may be made pursuant to the 1992 Stock Plan (but previously outstanding awards remain outstanding but are exercisable for voting Common Stock).

     Most stock options granted under the 1992 Plan qualify as Incentive Stock Options ("ISO") under Section 422 of the Internal Revenue Code. The price at which shares may be purchased with an option was specified by the Board at the date the option was granted, but in the case of an ISO, was not less than the fair market value of Sapient's Common Stock on the date of grant. The duration of any option was specified by the Board, but no option designated as an ISO can be exercised beyond ten years from the date of grant. Stock options granted under the 1992 Plan generally become exercisable over a four-year period, are nontransferable, and expire six years after the date of grant (subject to earlier termination in the event of the termination of the optionee's employment or other relationship with Sapient).

  (b) 1996 Equity Stock Incentive Plan

     Sapient's 1996 Equity Stock Incentive Plan (the "1996 Plan") authorizes the Company to grant options to purchase Common Stock, to make awards of restricted Common Stock, and to issue certain other equity-related awards to employees and directors of, and consultants to, Sapient. The total number of shares of Common Stock which may be issued under the 1996 Plan is 4,800,000 shares. The 1996 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration dates of options granted. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the Common Stock. The exercise price of options qualifying as Incentive Stock Options may not be less than the grant date fair market value of the Common Stock. Stock options granted under the 1996 Plan are nontransferable, generally become exercisable over a four-year period and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee's employment or other relationship with Sapient).

  (c) Employee Stock Purchase Plan

     Sapient's 1996 Employee Stock Purchase Plan (the "Purchase Plan") authorizes the issuance of up to 660,000 shares of Common Stock to participating employees through a series of semi-annual offerings. The maximum number of shares available in each offering is 50,000 shares (plus any unpurchased shares available from previous offerings) for the first six offerings, and 60,000 shares (plus any unpurchased shares available from previous offerings) for the next six offerings. An employee becomes eligible to participate in the Purchase Plan when he or she is regularly employed by Sapient for at least 20 hours a week and for more than five months in a calendar year on the first day of the applicable offering. The price at which employees may purchase Common Stock in an offering is 85 percent of the closing price of the Common Stock on the Nasdaq National Market on the day the offering commences or on the day the offering terminates, whichever is lower. Approximately 61 percent of eligible employees participated in the two offerings under the Purchase Plan during the year ended December 31, 1998. Approximately 57 percent of eligible employees participated in the two offerings under the Purchase Plan during the year ended December 31, 1997. Approximately 70 percent of eligible employees participated in the first offering under the Purchase Plan, which terminated on December 31, 1996. Under the Purchase Plan, Sapient sold 105,634, 93,628 and 33,830 shares of Common Stock in 1998, 1997 and 1996, respectively.

                              SAPIENT CORPORATION

  (d) 1996 Directors Stock Option Plan

     Sapient's 1996 Directors Stock Option Plan (the "Directors Plan") authorizes the issuance of 60,000 shares of Common Stock. Each non-employee director elected to the Board of Directors after the adoption of the Directors Plan will, upon his or her election, automatically be granted an option to purchase 10,000 shares of Common Stock at an exercise price equal to the grant date fair market value of Sapient's Common Stock. Options granted pursuant to the Directors Plan vest in four equal annual installments commencing on the first anniversary of the date of grant and generally expire ten years after the date of grant. As of December 31, 1998 and 1997, no options had been granted under the Directors Plan.

  (e) 1998 Stock Incentive Plan

     Sapient's 1998 Equity Stock Incentive Plan (the "1998 Plan") authorizes Sapient to grant options to purchase Common Stock, to make awards of restricted Common Stock, and to issue certain other equity-related awards to employees and directors of, and consultants to, Sapient. The total number of shares of Common Stock which may be issued under the 1998 Plan is 2,000,000 shares. The 1998 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration date. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the Common Stock. The exercise price of options qualifying as Incentive Stock Options may not be less than the grant date fair market value of the Common Stock. Stock options granted under the 1998 Plan are nontransferable, generally become exercisable over a four-year period and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee's employment or other relationship with Sapient). As of December 31, 1998, no options had been granted under the 1998 Plan.

     A summary of the status of Sapient's four fixed stock option plans as of December 31, 1998, 1997 and 1996 and changes during the years then ended is presented below:

                                                     1998                 1997                1996
                                               -----------------   ------------------   -----------------
                                                        WEIGHTED            WEIGHTED             WEIGHTED
                                                        AVERAGE              AVERAGE             AVERAGE
                                                        EXERCISE            EXERCISE             EXERCISE
                FIXED OPTIONS                  SHARES    PRICE     SHARES     PRICE     SHARES    PRICE
---------------------------------------------  ------   --------   ------   ---------   ------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Outstanding at beginning of year.............   4,383    $14.49     2,982    $ 5.14      3,018    $ 0.75
Granted......................................   2,422    $39.95     2,098    $23.59      1,066    $13.18
Exercised....................................    (958)   $ 6.65      (608)   $ 0.63       (932)   $ 0.25
Forfeited....................................     (35)   $23.63       (89)   $12.27       (170)   $ 3.41
                                               ------    ------    ------    ------     ------    ------
Outstanding at end of year...................   5,812    $25.70     4,383    $14.49      2,982    $ 5.14
                                               ======              ======               ======
Options exercisable at year end..............     942                 755                  722
                                               ======              ======               ======
Weighted average grant date fair market value
  of options granted during the year.........  $28.41              $12.67               $ 7.16
                                               ======              ======               ======

                              SAPIENT CORPORATION

     The following table summarizes information about fixed stock options outstanding at December 31, 1998:

      DECEMBER 31, 1998                        OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
-----------------------------   -------------------------------------------------   -------------------------------
                                                        WEIGHTED        WEIGHTED                         WEIGHTED
                                                        AVERAGE          AVERAGE                         AVERAGE
                                     NUMBER            REMAINING        EXERCISE         NUMBER          EXERCISE
  RANGE OF EXERCISE PRICES        OUTSTANDING       CONTRACTUAL LIFE      PRICE       EXERCISABLE         PRICE
-----------------------------   ----------------   ------------------   ---------   ----------------   ------------
                                (IN THOUSANDS)                                        (IN THOUSANDS)
$0.00 to $2.50...............          807             2.8 years         $ 1.40           418             $ 1.13
$2.51 to $7.00...............          361             3.0 years         $ 5.78            77             $ 5.73
$7.01 to $20.00..............          330             8.0 years         $17.31           118             $17.62
$20.01 to $25.00.............        1,092             8.3 years         $22.76           294             $22.37
$25.01 to $30.00.............        1,052             8.8 years         $26.16            35             $25.90
$30.01 to $35.00.............          181             9.7 years         $33.48            --                 --
$35.01 to $40.00                       844             9.5 years         $37.87            --                 --
$40.01 to $45.00                       871             9.4 years         $42.00            --                 --
$45.01 to $50.00                       186             9.5 years         $46.62            --                 --
$50.01 to $77.38                        88             9.4 years         $54.31            --                 --
                                     -----                                                ---
$0.00 to $77.38..............        5,812             7.7 years         $25.70           942             $11.14

     Sapient has five stock-based compensation plans, which are described above. Sapient applies APB Opinion 25 and related interpretations in accounting for its plans. No compensation has been recognized relative to grants under these plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values for awards under those plans consistent with the method required under SFAS 123, Sapient's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                  1998       1997       1996
                                                --------    -------    ------
                                                  (IN THOUSANDS EXCEPT PER
                                                         SHARE DATA)
Net income
  As reported...............................    $ 13,699    $12,358    $6,470
  Pro forma.................................    $(11,449)   $ 5,274    $5,021
Basic net income per share
  As reported...............................    $   0.54    $  0.52    $ 0.30
  Pro forma.................................    $  (0.45)   $  0.22    $ 0.23
Diluted net income per share
  As reported...............................    $   0.49    $  0.47    $ 0.27
  Pro forma.................................    $  (0.45)   $  0.20    $ 0.21

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 0.0 percent for each year, expected volatility of 0.0 percent for the 1992 Plan options and 136.8, 64.8 and 104.9 percent in 1998, 1997 and 1996, respectively, for the 1996 Plan options, risk free interest rates ranging from
5.0 to 5.25 percent for the 1992 Plan options and 5.0 to 5.7 percent for the 1996 Plan options, and expected lives of 4 years for the 1992 Plan and the 1996 Plan options.

     Pro-forma compensation cost related to the Purchase Plan is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for the years ended December 31, 1998, 1997 and 1996: dividend yield of 0.0 percent, expected volatility of 136.8, 64.8 and 67.5 percent, respectively, risk free interest rate ranging from
5.7 to 5.0 percent and expected life of 6 months.

     Pro forma net income derived as a result of applying SFAS 123 may not be representative of the effects on reported net income for future years.

                              SAPIENT CORPORATION

(9) SEGMENT REPORTING AND SIGNIFICANT CUSTOMERS

     Sapient engages in business activities in one operating segment which provides integrated management consulting services, Internet commerce solutions and systems implementation services on a fixed-fee, fixed time-frame basis. The chief operating decision-makers are provided information about the revenues generated in key client industries. The resources needed to deliver Sapient's services are not separately reported by industry. Sapient's services are delivered to clients primarily in North America, and Sapient's long-lived assets are located primarily in North America.

     No customer accounted for greater than 10 percent of total revenues in 1998 or 1997. One customer accounted for 15 percent of accounts receivable at December 31, 1998. No customer accounted for greater than 10 percent of accounts receivable at December 31, 1997. Two clients accounted for 19 percent and 15 percent respectively, of total revenues in 1996 and 10 percent of accounts receivable at December 31, 1996.

(10) RETIREMENT PLANS

     Sapient established a 401(k) retirement savings plan for employees in June 1994. Under the provisions of the plan, Sapient matches 25 percent of an employee's contribution, up to a maximum of $1,250 per employee per year. Total Sapient contributions in 1998, 1997 and 1996 were approximately $957,000, $520,000 and $356,000, respectively.

(11) PUBLIC OFFERINGS

     Sapient completed its initial public offering (IPO) of Common Stock on April 10, 1996. The IPO resulted in the issuance of 3,390,000 shares of Common Stock. Proceeds to Sapient, net of underwriting discounts and costs of the offering, were approximately $32.4 million.

     Sapient completed a follow-on public offering of Common Stock on October 29, 1996 which resulted in the issuance of 1,000,000 shares of Common Stock. Proceeds to Sapient, net of underwriting discounts and costs of the offering, were approximately $21.7 million.

     Sapient completed a follow-on public offering of Common Stock on April 7, 1998 which resulted in the issuance of 653,125 shares of Common Stock. Proceeds to Sapient, net of underwriting discounts and costs of the offering, were approximately $29.1 million.

(12) CAPITAL STOCK

  (a) Increase in Authorized Common Stock; Conversion of Non-Voting Common

     On February 13, 1996, Sapient's Board of Directors authorized an increase in the authorized number of shares of voting Common Stock to 30,000,000 and non-voting Common Stock to 10,000,000 and provided that, upon the closing of an IPO, all shares of non-voting Common Stock then outstanding would be converted automatically into an equal number of shares of voting Common Stock and the authorized capitalization of Sapient will consist of 40,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock.

     At Sapient's Annual Meeting of Stockholders held on May 8, 1998, the stockholders voted to approve an amendment to Sapient's Amended and Restated Certificate of Incorporation which increased the number of authorized shares of Common Stock from 40,000,000 to 100,000,000.

  (b) Preferred Stock

     On February 13, 1996, the Board of Directors authorized an amendment to Sapient's Certificate of Incorporation giving the Board the authority to issue up to 5,000,000 shares, $0.01 par value, of Preferred Stock with terms to be established by the Board at the time of issuance.

                              SAPIENT CORPORATION

(13) ACQUISITIONS

     On August 25, 1998 the Company acquired Studio Archetype for approximately $25.3 million in stock and cash, including direct acquisition costs of approximately $2.3 million, pursuant to which the Company issued 498,314 shares of Sapient Common Stock and paid $250,000 in cash to the former Studio stockholders. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values.

     In connection with the acquisition of Studio Archetype in the third quarter of 1998, Sapient allocated $11.1 million to in-process technology and recorded a corresponding income tax benefit of $4.2 million. This allocation represents the estimated fair value of such technology based on risk-adjusted cash flows related to the development of projects that had not reached technological feasibility at the time of the acquisition and with respect to which the in-process research and development had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     Sapient allocated values to the in-process research and development projects by identifying significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of Studio's Archetype next-generation enterprise-wide suite of development, scheduling, bug tracking and content management applications. The integrated solution will be a comprehensive enterprise scale system, allowing developers and clients to access prototypes and trial deliverables. It will fully integrate user interface tools with client server, advanced database and legacy systems.

     The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development is based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Studio Archetype and its competitors. The estimated revenues for the projects are expected to be realized over a six year period through 2004 when other new products are expected to enter the market. Studio Archetype projected revenues are dependent upon successful introduction of the in-process projects.

     The nature of the efforts to develop the acquired in-process technology into commercially viable products and services principally relate to the completion of all planning, designing, prototyping, verification, and testing activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical, and economic performance requirements. The efforts to develop the purchased in-process technology also include testing of the technology for compatibility and interoperability with other applications. Expenditures on these projects to date have been approximately $2.5 million, and estimated costs to complete these projects are expected to total approximately $625,000 through 2001. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Several milestones have been or are near completion including a comprehensive needs analysis mapping data, technical and information architectures and building an integrated prototype.

     The rates utilized to discount the net cash flows to their present value are based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, discount rates of 25.0 to 30.0 percent were utilized for the business enterprise and for the in-process research and development. Sapient believes that these discount rates are commensurate with Studio's stage of development, the uncertainties in the economic estimates described above, the inherent uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, and, the uncertainty of technological advances that are unknown at this time.

                              SAPIENT CORPORATION

     The forecasts used by Sapient in valuing in-process research and development were based upon assumptions that the Company believes to be reasonable but which are inherently uncertain and unpredictable. Sapient's assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary materially from the assumed results and could have a material adverse effect on Sapient's business, results of operations and financial condition.

     Sapient believes that the assumptions used in the forecasts were reasonable. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from the assumed results and could have a material adverse effect on Sapient's business, results of operations and financial condition.

     Sapient expects to continue its support of these efforts and believes Studio Archetype has a reasonable chance of successfully completing the research and development programs. However, there is risk associated with the completion of the projects and there is no assurance that any of the projects will meet with either technological or commercial success.

     If these projects are not successfully developed, the sales and profitability of Studio Archetype may be adversely affected in future periods. Additionally, the value of the other intangible assets acquired may become impaired. Studio expects to benefit from the purchased in-process technology beginning in 1999.

     Other intangible assets of $14.4 million is comprised of $3.8 million for marketing assets, $1.6 million for assembled work force and approximately $9.0 million of goodwill comprising the reputation of Studio Archetype, all of which have estimated useful lives of approximately 7 years. However there are no assurances that the value of these intangible assets acquired will not become impaired.

     Below are the pro forma results of operations for Sapient and Studio Archetype, assuming that the acquisition of Studio occurred at the beginning of the twelve-month period ended December 31, 1997.

                                                          1998          1997
                                                       ----------    -----------
                                                       (UNAUDITED)   (UNAUDITED)

                                                       (IN THOUSANDS, EXCEPT PER
                                                              SHARE DATA)
Net revenues.........................................   $170,471      $100,725
Net income...........................................   $ 11,961      $ 11,758
Basic net income per share...........................   $   0.45      $   0.48
Diluted net income per share.........................   $   0.41      $   0.44

     On December 15, 1997, Sapient issued 611,738 shares of Sapient Common Stock for all of the outstanding shares of common stock of EXOR, a provider of ERP implementation services using Oracle applications. This business combination has been accounted for as a pooling of interests and, accordingly, the Consolidated Financial Statements for the periods prior to the combination have been restated to include the accounts and results of operations of EXOR.

(14)  RELATED PARTY TRANSACTIONS

     The Company has provided technology services to certain start-up companies. As partial payment for services delivered, Sapient has received non-controlling equity interests in such start-up companies. Due to the start-up nature of these entities, Sapient has valued these investments at zero as there is no readily determinable measure of value based on the underlying operating performance and future cash flows of the start-up companies. During 1998 Sapient recognized approximately $2,200,000 in net revenues from consulting services provided to these companies. In addition, certain members of management of the Company have provided funding to certain of these companies.

                              SAPIENT CORPORATION

(15)  QUARTERLY FINANCIAL RESULTS

     The following tables set forth certain unaudited quarterly results of operations of Sapient for 1998 and 1997. In the opinion of management, this information has been prepared on the same basis as the audited Consolidated Financial Statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

                                            THREE MONTHS ENDED (UNAUDITED)
                                     ---------------------------------------------
                                     MARCH 31,    JUNE 30,    SEPT. 30,   DEC. 31,
                                       1998         1998        1998        1998
                                     ---------    --------    ---------   --------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...........................   $30,730     $35,350      $41,837    $52,454
Operating expenses:
  Project personnel costs..........    14,712      16,967       20,449     25,437
  Selling and marketing............     1,815       2,631        2,991      3,691
  General and administrative.......     8,015       8,473       10,416     13,583
  Amortization of intangibles......        --          --          128        559
  Charge for in-process research
     and development...............        --          --       11,100         --
  Acquisition costs................        --          --           --         --
                                      -------     -------      -------    -------
     Total operating expenses......    24,542      28,071       45,084     43,271
Income (loss) from operations......     6,188       7,279       (3,247)     9,183
Interest income....................       578         702          952        724
                                      -------     -------      -------    -------
Income (loss) before income
  taxes............................     6,766       7,981       (2,295)     9,907
Income taxes.......................     2,504       2,929         (668)     3,895
                                      -------     -------      -------    -------
Net income (loss)..................   $ 4,262     $ 5,052      $(1,627)   $ 6,012
                                      =======     =======      =======    =======
Basic net income (loss) per
  share............................   $  0.18     $  0.20      $ (0.06)   $  0.23
                                      =======     =======      =======    =======
Diluted net income (loss) per
  share............................   $  0.16     $  0.18      $ (0.06)   $  0.21
                                      =======     =======      =======    =======

                                           THREE MONTHS ENDED (UNAUDITED)
                                   ----------------------------------------------
                                   MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                     1997         1997        1997         1997
                                   ---------    --------    ---------    --------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.........................   $18,180     $20,799      $24,416     $26,965
Operating expenses:
  Project personnel costs........     8,674       9,995       12,150      12,997
  Selling and marketing..........     1,121       1,138        1,544       2,090
  General and administrative.....     4,576       5,241        5,808       6,483
  Amortization of intangibles....        --          --           --          --
  Charge for in-process research
     and development.............        --          --           --          --
  Acquisition costs..............        --          --           --         560
                                    -------     -------      -------     -------
     Total operating expenses....    14,371      16,374       19,502      22,130
                                    -------     -------      -------     -------
Income from operations...........     3,809       4,425        4,914       4,835
Interest income..................       517         571          483         507
                                    -------     -------      -------     -------
Income before income taxes.......     4,326       4,996        5,397       5,342
Income taxes.....................     1,620       1,900        2,077       2,106
                                    -------     -------      -------     -------
Net income.......................   $ 2,706     $ 3,096      $ 3,320     $ 3,236
                                    =======     =======      =======     =======
Basic net income per share.......   $  0.11     $  0.13      $  0.14     $  0.13
                                    =======     =======      =======     =======
Diluted net income per share.....   $  0.10     $  0.12      $  0.13     $  0.12
                                    =======     =======      =======     =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A.  Directors

     The response to this Item regarding the directors of Sapient and compliance with Section 16(a) of the Securities Exchange Act of 1934 by Sapient's officers and directors will be contained in the Proxy Statement for the 1999 Annual Meeting of Shareholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein.

     B.  Executive Officers of Sapient

     The response to this Item is contained in Part I, Item 4 herein.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this Item will be contained in the Proxy Statement for the 1999 Annual Meeting of Shareholders under the captions "Director Compensation" and "Compensation of Executive Officers" and is incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this Item will be contained in the Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this Item will be contained in the Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Compensation of Executive Officers" and is incorporated herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  14(a)(1) Financial Statements

     The Consolidated Financial Statements filed as part of this report are listed and indexed on page 22. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

  14(a)(2) Consolidated Financial Statement Schedules

     All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or are not applicable.

  14(a)(3) Exhibits

     The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. Sapient has identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 14(c) of Form 10-K.

  14(b) Reports on Form 8-K

     On November 4, 1998, Sapient filed an amendment to the Current Report on Form 8-K that it filed on August 31, 1998 in connection with the acquisition of Studio Archetype, providing the disclosure required under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits). Sapient filed the following financial statements with the Amended Current Report on Form 8-K:

     Report of Independent Accountants

     Studio Archetype, Inc. Balance Sheet as of December 31, 1997

     Studio Archetype, Inc. Statement of Operations for the year ended December 31, 1997

     Studio Archetype, Inc. Statement of Shareholder's Equity for the year ended December 31, 1997

     Studio Archetype, Inc. Statement of Cash Flows for the year ended December 31, 1997

     Studio Archetype, Inc. Notes to Financial Statements

     Pro Forma Condensed Consolidated Balance Sheet as of June 30, 1998

     Pro Forma Condensed Consolidated Statement of Operations for the six months ended June 30, 1988

    Pro Forma Combined Condensed Consolidated Statement of Operations for the year ended December 31, 1997

     Notes to the Pro Forma Combined Condensed Financial Statements

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SAPIENT CORPORATION

                                          By:    /s/ JERRY A. GREENBERG
                                            ------------------------------------
                                                     JERRY A. GREENBERG
                                                 CO-CHIEF EXECUTIVE OFFICER

Dated: March 10, 1999

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

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----

PRINCIPAL EXECUTIVE OFFICERS:

              /s/ JERRY A. GREENBERG                 Co-Chief Executive Officer and     March 10, 1999
---------------------------------------------------    Secretary
                    JERRY A. GREENBERG

                /s/ J. STUART MOORE                  Co-Chief Executive Officer         March 10, 1999
---------------------------------------------------
                      J. STUART MOORE

                    PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

               /s/ SUSAN D. JOHNSON                  Chief Financial Officer and        March 10, 1999
---------------------------------------------------    Treasurer
                     SUSAN D. JOHNSON

                    DIRECTORS:

              /s/ JERRY A. GREENBERG                                                    March 10, 1999
---------------------------------------------------
                    JERRY A. GREENBERG

                /s/ J. STUART MOORE                                                     March 10, 1999
---------------------------------------------------
                      J. STUART MOORE

              /s/ R. STEPHEN CHEHEYL                                                    March 10, 1999
---------------------------------------------------
                    R. STEPHEN CHEHEYL

            /s/ DARIUS W. GASKINS, JR.                                                  March 10, 1999
---------------------------------------------------
                  DARIUS W. GASKINS, JR.

                /s/ BRUCE D. PARKER                                                     March 10, 1999
---------------------------------------------------
                      BRUCE D. PARKER

                /s/ CARL S. SLOANE                                                      March 10, 1999
---------------------------------------------------
                      CARL S. SLOANE

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 3.1+         Amended and Restated Certificate of Incorporation
 3.2**        Certificate of Amendment of the Amended and Restated
              Certificate of Incorporation
 3.3+         Amended and Restated Bylaws
 4.1+         Specimen Certificate for Shares of Common Stock, $.01 par
              value, of the Company
10.1++        Second Amendment to Lease dated April 1997 between the
              Company and One Memorial Drive Limited Partnership, dated
              March 30, 1994, as amended December 5, 1995, for offices at
              One Memorial Drive, Cambridge, MA
10.2+         Lease between the Company and S.P.N.W. Management Associates
              Limited Partnership, dated November 2, 1995, for offices at
              10 Exchange Place, Jersey City, NJ
10.3++++      Stock Purchase Agreement by and among Sapient Corporation
              and Mark Hallman, Boyd Scroggins, Carolyn R. Waygood and
              Charles M. Waygood dated as of December 4, 1997
10.4+++++     Stock Purchase Agreement by and Among Sapient Corporation,
              the Principal Stockholders of Studio Archetype, Inc. and
              Clement Mok (as Exchange Agent) dated as of August 25, 1998
10.5++        Assignment and Assumption of 101 California Lease dated as of December 9, 1996 between the Company and Tri Valley
              Growers, for offices at 101 California Street, San
              Francisco, CA
10.6++        Sublease dated as of December 20, 1996 between the Company and Dreman Value Advisors, Inc. for offices located at 10
              Exchange Place, Jersey City, NJ
10.7++        Sublease dated August 6, 1997 between the Company and Fleet
              Bank, N.A. for offices located at 10 Exchange Place, Jersey
              City, NJ
10.8++        Sub-Sublease Agreement between the Company and Metro
              Provider Service Corporation dated as of April 1, 1997, for office space at 200 West Adams, Chicago IL
10.9*+        1992 Stock Plan
10.10*+       1996 Equity Stock Incentive Plan
10.11*+       1996 Director Stock Option Plan
10.12++       1997 Executive Bonus Plan
10.13***      1998 Performance Incentive Plan
10.14***      1998 Stock Incentive Plan
10.15+        Revolving Loan Facility with Fleet Bank of Massachusetts,
              N.A., dated July 11, 1994, as amended July 1, 1995 and
              February 15, 1996
10.16++       Amendment dated June 30, 1997 to the Revolving Loan Facility with Fleet Bank of Massachusetts, N.A., dated July 11, 1994, as amended July 1, 1995 and February 15, 1996
10.17**       Amendment dated October 13, 1998 to the Revolving Loan
              Facility with Fleet Bank of Massachusetts, N.A., dated July
              11, 1994, as amended July 1, 1995, February 15, 1996 and
              June 30, 1997
11**          Computation of Shares used in Computing Basic and Diluted
              Net Income Per Share
21**          List of Subsidiaries
23**          Consent of KPMG Peat Marwick LLP
27**          Financial Data Schedule

---------------

     * Exhibits previously filed pursuant to Item 14(c) of Form 10-K.

    ** Exhibits filed herewith.

   *** Exhibits filed herewith and pursuant to Item 14(c) of Form 10-K.

    + Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-1586).

   ++ Incorporated herein by reference to the Company's Form 10-Q for the fiscal quarter ended September 30, 1997
     (File No. 000-28074)

  +++ Incorporate herein by reference to the Company Form 10-Q for the fiscal quarter ended March 31, 1997
     (File No. 000-28074)

 ++++ Incorporated herein by reference to the Company's Form 8-K dated December 15, 1997
     (File No. 000-28074)

+++++ Incorporated herein by reference to the Company's Form 8-K dated August 25, 1998
     (File No. 000-28074)