Form 10-K/A
period 1998-12-31
SAPIENT CORP
filed 1999-04-30
CIK 1008817

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


                                 ---------------

     Part III of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1998 is hereby amended and restated in its entirety as follows:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A. Directors

                                                                          PRINCIPAL OCCUPATION, OTHER BUSINESS
                                                      DIRECTOR         EXPERIENCE DURING PAST FIVE YEARS AND OTHER
              NAME                       AGE           SINCE                          DIRECTORSHIPS
------------------------------------   -------      ------------       -------------------------------------------
    DIRECTORS WHOSE TERMS EXPIRE IN 1999 (CLASS III DIRECTORS)

    R. Stephen Cheheyl.............        53              1996          From October 1994 until he retired on
                                                                       December 31, 1995, Mr. Cheheyl served as
                                                                       Executive Vice President, Business Operations, of
                                                                       Bay Networks, Inc., a manufacturer of computer
                                                                       networking products, which was formed through the
                                                                       merger of Wellfleet Communications, Inc. and
                                                                       Synoptics Communications, Inc.  From December
                                                                       1990 to October 1994, Mr. Cheheyl served as
                                                                       Senior Vice President, Finance and Administration
                                                                       of Wellfleet.  Mr. Cheheyl is a director of Auspex
                                                                       Systems, Inc. and MCMS, Inc.

    Carl S. Sloane.................        62              1995          Mr. Sloane is the Ernest L. Arbuckle Professor
                                                                       of Business Administration at Harvard University's
                                                                       Graduate School of Business Administration, where
                                                                       he has been a member of the faculty since
                                                                       September 1991.  Mr. Sloane is a director of Ionics,
                                                                       Inc., the Pittston Company and Rayonier, Inc.

    DIRECTORS WHOSE TERMS EXPIRE IN 2000 (CLASS I DIRECTORS)

    Jerry A. Greenberg.............        33              1991          Mr. Greenberg co-founded the Company in
                                                                       1991 and has served as Co-Chairman of the Board
                                                                       of Directors and Co-Chief Executive Officer of the
                                                                       Company since its inception.

    Bruce D. Parker................        51              1995          Since December 1997, Mr. Parker has been
                                                                       Senior Vice President and Chief Information
                                                                       Officer at United Airlines, Inc.  From
                                                                       September 1994 to December 1997, Mr. Parker was
                                                                       Senior Vice President-Management Information
                                                                       Systems and Chief Information Officer at Ryder
                                                                       System, Inc., a transportation company.  From
                                                                       April 1993 to September 1994, Mr. Parker served
                                                                       as a Vice President of American Airlines, Inc. and
                                                                       as President of its Sabre Development Services
                                                                       Division.


                                                                          PRINCIPAL OCCUPATION, OTHER BUSINESS
                                                      DIRECTOR         EXPERIENCE DURING PAST FIVE YEARS AND OTHER
              NAME                       AGE           SINCE                          DIRECTORSHIPS
------------------------------------   -------      ------------       -------------------------------------------
    DIRECTORS WHOSE TERMS EXPIRE IN 2001 (CLASS II DIRECTORS)
    Darius W. Gaskins, Jr............     59           1995            Mr. Gaskins is a founding partner of Norbridge, Inc.,
                                                                       formerly Carlisle, Fagan, Gaskins & Wise, Inc., a
                                                                       management consulting firm, which was formed in 1993.
                                                                       Since June 1991, Mr. Gaskins has also been a partner of
                                                                       High Street Associates, Inc., which owns and manages
                                                                       a specialty chemical company. Mr. Gaskins is a director of
                                                                       Anacomp Inc., Rohn Industries, Inc., and Northwestern Steel
                                                                       and Wire Company.

    J. Stuart Moore................       37           1991            Mr. Moore co-founded the Company in 1991
                                                                       and has served as Co-Chairman of the Board of
                                                                       Directors and Co-Chief Executive Officer of the
                                                                       Company since its inception.



B. Executive Officers of Sapient

     The response to this Item is contained in Part I after Item 4 under the heading "Executive Officers of Sapient".


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Based solely upon a review of reports submitted, and representations made, to the Company, the Company believes that during 1998 its executive officers, directors and holders of more than 10% of the Common Stock complied with all Section 16(a) filing requirements, other than a late filing by Ms. Johnson reporting a stock option exercise and a late filing by Mr. Gaskins reporting an acquisition of Common Stock by a family member.


ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     Each non-employee director is paid $3,000 for attendance in person at each Board meeting and $750 for attendance in person at any committee meeting that is not held on the same day as a Board meeting. If a director participates by telephone, rather than in person, one-half of such amount is paid. In addition, each non-employee director is reimbursed for expenses incurred in connection with attending meetings. Directors receive no other cash compensation for serving as directors.

     On May 8, 1998, each of the Company's four non-employee directors was granted a stock option under the Company's 1996 Equity Stock Incentive Plan to acquire 2,000 shares of Common Stock at an exercise price of $40.00 per share, which the Board determined to be the fair market value of the Common Stock on such date. Such options vest in four equal annual installments starting on the first anniversary of the date of grant.

     In February 1996, the Board adopted and the stockholders approved the 1996 Director Stock Option Plan (the "Director Plan"), pursuant to which each new non-employee director elected to the Board of Directors in the future will be granted, upon his or her initial election as a director, an option to purchase 5,000 shares of Common Stock. All options granted under the Director Plan will have an exercise price equal to the fair market value of the Common Stock on the date of grant, will vest over a four year period, provided the optionholder continues to serve as a director of the Company, and will expire ten years from the date of grant (subject to earlier termination in the event the optionee ceases to serve as a director of the Company). No options have ever been granted under the Director Plan, which provides for the issuance of a maximum of 60,000 shares.

COMPENSATION OF EXECUTIVE OFFICERS

   Summary Compensation Table

         The following table sets forth certain information with respect to the compensation paid in each of the last three fiscal years to certain executive officers of the Company selected in accordance with SEC regulations (the "Named Executive Officers").

                                                                                      LONG-TERM
                                                                                     COMPENSATION
                                                                                        AWARDS
                                                                                   ----------------
                                                                 ANNUAL
                                                            COMPENSATION(1)            NUMBER OF
                                                        -----------------------         SHARES             ALL OTHER
                                                         SALARY          BONUS     UNDERLYING STOCK       COMPENSATION
    NAME AND PRINCIPAL POSITION            YEAR           ($)             ($)        OPTIONS(#)(2)           ($)(3)
    ---------------------------            ----         -------         -------    ----------------       ------------

Jerry A. Greenberg .....................   1998          50,000          69,693               0               1,250
  Co-Chairman of the Board and Co-         1997          50,000         107,396               0                 470
  Chief Executive Officer                  1996          50,000         106,567               0                   0

J. Stuart Moore ........................   1998          50,000          69,693               0               1,250
  Co-Chairman of the Board and             1997          50,000         107,396               0               1,250
  Co-Chief Executive Officer               1996          50,000         106,567               0               1,250

Sheeroy D. Desai .......................   1998         100,000          41,375          50,000               1,250
  Executive Vice President                 1997          50,000         109,650               0               1,250
                                           1996          50,000          94,900               0               1,172

Susan D. Johnson .......................   1998         100,000          70,800          10,000               1,250
  Chief Financial Officer                  1997          60,000          67,750          40,000               1,250
                                           1996          60,000          43,875               0               1,250

Desmond Varady .........................   1998         100,000         111,719          10,500               1,250
  Senior Vice President

Preston Bradford .......................   1998         100,000          84,125           4,000               1,250
  Senior Vice President

Christopher Davey ......................   1998         100,000          44,404           6,667               1,250
  Senior Vice President

------------------

(1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or ten percent of the total annual salary and bonus for the Named Executive Officer for such year.

(2)      The Company has never granted any stock appreciation rights.

(3) Amounts shown in this column represent the Company's matching contributions under the Company's 401(k) Plan.

   Option Grants in Last Fiscal Year

         The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1998 by the Company to the Named Executive Officers.

                                                                       INDIVIDUAL GRANTS
                                  --------------------------------------------------------------------------------------------
                                                                                                 POTENTIAL REALIZABLE VALUE AT
                                                                                                   ASSUMED ANNUAL RATES OF
                                   NUMBER OF       PERCENT OF                                     STOCK PRICE APPRECIATION FOR
                                   SECURITIES     TOTAL OPTIONS                                           OPTION TERM(3)
                                   UNDERLYING       GRANTED TO    EXERCISE OF                    -----------------------------
                                     OPTION        EMPLOYEES IN    BASE PRICE    EXPIRATION
       NAME                       GRANTED(#)(1)     FISCAL YEAR     ($/SH)(2)       DATE             5%($)            10%($)
       ----                       -------------   -------------   -----------    ----------      -----------       -----------

Jerry A. Greenberg(4) .........          --               --              --             --               --               --
J. Stuart Moore(4) ............          --               --              --             --               --               --
Sheeroy D. Desai ..............      50,000             1.93%          33.94       10/13/08        1,067,171        2,704,422
Susan D. Johnson ..............      10,000              .39%          44.00       12/15/08          276,714          701,247
Desmond Varady ................      10,500              .40%          44.00       12/15/08          290,549          736,309
Preston Bradford ..............       4,000              .15%          44.00       12/15/08          110,685          280,499
Christopher Davey .............       6,667              .26%          44.00       12/15/08          184,485          467,521


---------------------

(1) Represents options granted pursuant to the Company's 1996 Equity Stock Incentive Plan or 1998 Stock Incentive Plan. Options granted become exercisable in four equal installments commencing on the first anniversary of the date of grant, other than Mr. Desai's option which vests in six installments, and Mr. Varady's option which vests in five installments.

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

(4) Messrs. Greenberg and Moore do not participate in the Company's stock plans.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

         The following table summarizes, for each of the Named Executive Officers, the number of shares acquired on exercise of options during the fiscal year ended December 31, 1998, the aggregate dollar value realized upon such exercise and the number and value of unexercised options held by such officers on December 31, 1998.

                                                                         NUMBER OF SHARES
                                                                            UNDERLYING          VALUE OF UNEXERCISED IN-THE-
                                         NUMBER OF                      UNEXERCISED OPTIONS     MONEY OPTIONS AT FISCAL YEAR-
                                           SHARES                       AT FISCAL YEAR-END                  END
                                        ACQUIRED ON         VALUE          EXERCISABLE/                 EXERCISABLE/
                                         EXERCISE          REALIZED       UNEXERCISABLE                UNEXERCISABLE
               NAME                         (#)             ($)(1)             (#)                         ($)(2)
               ----                     -----------      -----------    -------------------     -----------------------------

Jerry A. Greenberg(3).............              --                --             --                          --
J. Stuart Moore(3)................              --                --             --                          --
Sheeroy D. Desai..................         439,000        2, 324,071       83,000/128,000           4,598,310/5,423,910
Susan D. Johnson..................          41,000         1,598,026       12,300/ 66,500             617,875/2,311,875
Desmond Varady....................          67,826         1,562,589       34,200/ 75,100           1,733,090/2,726,550
Preston Bradford..................          65,900         1,663,223       17,250/106,350             829,198/4,310,683
Christopher Davey.................         215,000         3,898,440       15,000/ 61,667             510,000/1,795,004

----------------

(1) Represents the difference between the exercise price and the fair market value of the Common Stock on the date of exercise.

(2) Represents the difference between the last reported sale price per share ($56.00) of the Common Stock on December 31, 1998, as reported on the Nasdaq National Market, and the exercise price.

(3) Messrs. Greenberg and Moore do not participate in the Company's stock plans.


EMPLOYMENT AGREEMENTS

         Each Named Executive Officer has executed agreements which prohibit them from competing with the Company for a period of 12 months following termination of their employment with the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 31, 1999 with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee for director of the Company, (iii) the Named Executive Officers, and (iv) the directors and executive officers of the Company as of March 31, 1999 as a group.

                                                                               AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)

                         BENEFICIAL OWNER                                       NUMBER OF SHARES           PERCENT OF CLASS
                         ----------------                                      ------------------          ----------------
5% STOCKHOLDERS

Jerry A. Greenberg................................................                 5,979,180(2)                  21.5%
  Co-Chief Executive Officer
c/o Sapient Corporation
One Memorial Drive
Cambridge, Massachusetts 02142

J. Stuart Moore...................................................                 5,742,800(3)                  20.7%
  Co-Chief Executive Officer
c/o Sapient Corporation
One Memorial Drive
Cambridge, Massachusetts 02142

Janus Capital Corporation.........................................                 1,558,540(4)                   5.6%
100 Fillmore Street
Denver, CO 80206

Capital Research and Management Company...........................                 1,552,400(5)                   5.6%
333 South Hope Street
Los Angeles, CA 90071

OTHER DIRECTORS

R. Stephen Cheheyl................................................                    10,000                      *
Darius W. Gaskins, Jr.............................................                    11,700                      *
Bruce D. Parker...................................................                    11,600                      *
Carl S. Sloane....................................................                     3,100                      *

OTHER NAMED EXECUTIVE OFFICERS

Sheeroy D. Desai..................................................                   389,504                      1.4%
Susan D. Johnson..................................................                    23,600                      *
Desmond Varady....................................................                    72,240                      *
Preston Bradford..................................................                    77,601                      *
Christopher Davey.................................................                    80,500                      *

                                                                               AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)

                         BENEFICIAL OWNER                                       NUMBER OF SHARES           PERCENT OF CLASS
                         ----------------                                      ------------------          ----------------
All executive officers and directors,
  as a group (12 persons).........................................                 12,401,825                     44.7%

-------------------------
         * Less than 1%

(1) Each stockholder possesses sole voting and investment power with respect to the shares listed, except as otherwise noted. Includes the following number of shares issuable within the 60-day period following March 31, 1999 pursuant to the exercise of options: Mr. Cheheyl (9,000); Mr. Gaskins (9,000); Mr. Parker (9,000); Mr. Sloane (500); Mr.
         Desai (83,000); Ms. Johnson (12,500); Mr. Varady (38,374); Mr. Bradford (28,890); Mr. Davey (10,000); and all executive officers and directors as a group (189,522). As of March 31, 1999, there were 27,752,999 shares of Common Stock outstanding.

(2) Includes 261,701 shares held by the Jerry A. Greenberg Three-Year Qualified Annuity Trust-1996, 1,683,020 shares held by the Jerry A. Greenberg Eight-Year Qualified Annuity Trust-1996 and 445,850 shares held by the Jerry A. Greenberg Three-Year Qualified Annuity Trust-1997, of which trusts Mr. Greenberg is a co-trustee and over which shares Mr. Greenberg shares voting and/or investment control.

(3) Includes (i) 1,867,745 shares held by the J. Stuart Moore Eight-Year Qualified Annuity Trust-1996, of which Mr. Moore is the sole trustee and over which Mr. Moore has sole voting and investment control, (ii) 521,027 shares held by the J. Stuart Moore Two-Year Qualified Annuity Trust-1998 and 438,213 shares held by the J. Stuart Moore Remainder Trust, of which trusts Mr. Moore is a co-trustee and over which shares Mr. Moore shares investment control, (iii) 13,860 shares held by the J. Stuart Moore Irrevocable Trust, of which Mr. Moore's wife is a co-trustee and over which shares Mr. Moore's wife shares voting and/or investment control and (iv) 390,000 shares held by the J. Stuart Moore Gift Trust of 1995, over which shares Mr. Moore does not have voting or investment control but in which shares Mr. Moore's children have a beneficial interest. Mr. Moore disclaims beneficial ownership of the shares held by the trusts except to the extent of his proportionate pecuniary interest therein.

(4) The information reported is based on Schedule 13Gs, dated February 12, 1999, filed with the Securities and Exchange Commission by each of Janus Capital Corporation ("Janus") and Thomas H. Bailey. Janus is a registered investment advisor, in which capacity it has shared voting power over 1,558,540 shares and shared dispositive power over 1,558,540 shares. Mr. Bailey is President and Chairman of the Board of Directors of Janus. In addition, Mr. Bailey owns approximately 12.2% of the outstanding stock of Janus.

(5) The information reported is based on a Schedule 13G, dated February 11, 1999, filed with the Securities and Exchange Commission by Capital Research and Management Company ("Capital Research"). Capital Research is a registered investment advisor, in which capacity it has sole dispositive power over all of the shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During 1998, Sapient performed services for HealthWatch Technologies, LLC ("HealthWatch"). HealthWatch was created by Sapient and others for the purpose of performing Medicaid fraud, abuse and overpayment detection and collection services to state governments, including one state government that had awarded a service contract to Sapient to perform such services. HealthWatch was created after Sapient's Board of Directors determined that it would not be in Sapient's best interest to directly provide such detection and collection services. Sapient owns approximately 38% of the outstanding limited liability company interests of HealthWatch, and certain affiliates of the Company own approximately 11% of the outstanding limited liability company interests of HealthWatch. In addition, Messrs. Greenberg and Moore, together have loaned approximately $2.4 million to HealthWatch. The loan proceeds were used by HealthWatch to help finance its start-up costs. The loans accrue interest at annual rate of 8%.

        Sapient's fees for the services it performed during 1998, which consisted of designing, developing and implementing HealthWatch's detection software system, were approximately $1.8 million. In addition, HealthWatch has engaged Sapient to provide maintenance and support services throughout 1999 for the HealthWatch system for approximately $1.7 million. Sapient believes that the prices and terms of the services for HealthWatch are no less favorable to Sapient than those which Sapient would have received in an arms' length transaction with an unaffiliated third party.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SAPIENT CORPORATION



                                             By: /s/ Susan D. Johnson
                                                 -----------------------
                                                 Susan D. Johnson
                                                 Chief Financial Officer

Dated: April 30, 1999