Form 10-Q
period 1999-03-31
SAPIENT CORP
filed 1999-05-14
CIK 1008817

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

     As of May 10, 1999, there were 27,868,320 shares of Common Stock, $.01 par value, outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SAPIENT CORPORATION

                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Balance Sheets as of March 31, 1999
         and December 31, 1998..............................      2
          Consolidated Statements of Income and
         Comprehensive Income for the Three Months Ended
         March 31, 1999 and 1998............................      3
          Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 1999 and 1998.........      4
          Notes to Consolidated Financial Statements........    5-6
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................   7-11
Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk.......................................     11
PART II.  OTHER INFORMATION
Item 2.  Changes in Securities and Use of Proceeds..........     12
Item 6.  Exhibits and Reports on Form 8-K...................     12
Signatures..................................................     13
Exhibit 11.1................................................     14
Exhibit 27.1................................................     15

                              SAPIENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,      DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 21,084,423    $ 39,320,129
  Short term investments....................................    67,887,863      52,500,357
  Accounts receivable, less allowance for doubtful accounts
     of $550,000............................................    51,130,544      42,796,786
  Unbilled revenues on contracts............................    10,259,106      10,306,251
  Deferred income taxes.....................................     3,973,018       3,973,018
  Prepaid expenses and other current assets.................     3,058,001       3,733,678
                                                              ------------    ------------
          Total current assets..............................   157,392,955     152,630,219
Property and equipment, net.................................    17,242,752      14,446,774
Deferred income taxes.......................................     5,702,245       5,702,245
Intangible assets...........................................    13,160,384      13,728,538
Due from shareholders.......................................        49,475         764,457
Other assets................................................       402,865         429,473
                                                              ------------    ------------
          Total assets......................................  $193,950,676    $187,701,706
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank.....................................  $         --    $    116,794
  Accounts payable..........................................     2,272,212       1,063,946
  Accrued expenses..........................................     5,438,426       3,743,182
  Accrued compensation......................................     3,717,962       8,632,905
  Accrued income taxes payable..............................     1,026,975       2,217,446
  Deferred income taxes.....................................     4,170,469       4,170,469
  Deferred revenues on contracts............................     9,344,918      10,906,874
                                                              ------------    ------------
          Total current liabilities.........................    25,970,962      30,851,586
Deferred income taxes.......................................       773,236         773,236
Other long term liabilities.................................     1,201,165       1,262,554
                                                              ------------    ------------
          Total liabilities.................................    27,945,363      32,887,406
                                                              ============    ============
Stockholders' equity:
  Preferred stock, par value $.01 per share, 5,000,000
     authorized and none outstanding at March 31, 1999 and
     December 31, 1998......................................            --              --
  Common stock, par value $.01 per share, voting,
     100,000,000 shares authorized, 27,419,500 issued and
     outstanding at March 31, 1999 and 27,106,293 shares
     issued and outstanding at December 31, 1998............       274,195         271,067
  Additional paid-in capital................................   128,468,468     122,799,903
  Deferred compensation.....................................      (918,677)     (2,177,921)
  Accumulated other comprehensive income....................       (18,718)             --
  Retained earnings.........................................    38,200,045      33,921,251
                                                              ------------    ------------
          Total stockholders' equity........................   166,005,313     154,814,300
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $193,950,676    $187,701,706
                                                              ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                              SAPIENT CORPORATION

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                  THREE MONTHS ENDED
                                                              --------------------------
                                                               MARCH 31,      MARCH 31
                                                                 1999           1998
                                                              -----------    -----------
                                                                     (UNAUDITED)
Revenues....................................................  $57,793,365    $31,595,356
Operating expenses:
  Project personnel costs...................................   28,334,347     15,221,375
  Selling and marketing.....................................    3,973,489      1,842,514
  General and administrative................................   15,216,713      8,270,660
  Stock compensation charge.................................    1,699,330             --
  Acquisition costs.........................................    2,340,000             --
                                                              -----------    -----------
          Total operating expenses..........................   51,563,879     25,334,549
Income from operations......................................    6,229,486      6,260,807
Interest income.............................................      819,598        590,030
                                                              -----------    -----------
Income before income taxes..................................    7,049,084      6,850,837
Income tax expense..........................................    2,770,290      2,503,949
                                                              -----------    -----------
          Net income........................................  $ 4,278,794    $ 4,346,888
                                                              ===========    ===========
Other comprehensive income, net of tax:
  Foreign currency translation loss.........................      (35,775)            --
  Unrealized holding gain on marketable securities..........        8,432             --
                                                              -----------    -----------
Other comprehensive income, net of tax......................  $ 4,251,451    $ 4,346,888
                                                              ===========    ===========
Basic net income per share..................................  $      0.16    $      0.17
                                                              ===========    ===========
Diluted net income per share................................  $      0.14    $      0.16
                                                              ===========    ===========
Weighted average common shares..............................   27,139,284     25,138,074
Weighted average common share equivalents...................    3,434,812      2,623,700
                                                              -----------    -----------
Weighted average common shares and common share
  equivalents...............................................   30,574,096     27,761,774
                                                              ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.

                              SAPIENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  THREE MONTHS ENDED
                                                              ---------------------------
                                                               MARCH 31,       MARCH 31,
                                                                  1999           1998
                                                              ------------    -----------
                                                                      (UNAUDITED)
Cash flows from operating activities:
  Net income................................................  $  4,278,794    $ 4,346,888
  Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation...........................................     1,507,836        747,419
     Amortization of intangible assets......................       568,154             --
     Deferred compensation..................................     1,699,330             --
     Changes in assets and liabilities:
       Increase in accounts receivable......................    (8,333,757)    (4,131,683)
       Decrease (increase) in unbilled revenues on
          contracts.........................................        47,145     (1,503,723)
       Decrease (increase) in prepaid expenses and other
          current assets....................................       675,677     (1,034,361)
       Decrease in other assets.............................        31,608            987
       Increase in accounts payable.........................     1,208,266         95,180
       Increase in accrued expenses.........................     1,695,244        202,620
       Decrease in accrued compensation.....................    (4,914,943)      (472,514)
       (Decrease) increase in income taxes payable..........    (1,190,471)       413,370
       Decrease in deferred revenues on contracts...........    (1,561,956)    (1,643,211)
       (Decrease) increase in other long term liabilities...       (61,389)        23,362
                                                              ------------    -----------
Net cash used in operating activities.......................    (4,350,462)    (2,955,666)
                                                              ------------    -----------
Cash flows from investing activities:
  Purchase of property and equipment........................    (4,303,814)    (1,433,623)
  Purchase of short term investments........................   (15,463,938)    (6,783,793)
                                                              ------------    -----------
  Net cash used in investing activities.....................   (19,767,752)    (8,217,416)
                                                              ------------    -----------
Cash flows from financing activities:
  Repayments from stockholders for notes receivable.........       709,982             --
  Proceeds from exercise of stock options...................     3,417,976        293,328
  Proceeds from employee stock purchase plan................     1,871,344      1,004,623
  Proceeds from lease and bank financing....................            --        101,051
  Principal payments on notes payable to bank...............      (116,794)      (189,801)
                                                              ------------    -----------
          Net cash provided by financing activities.........     5,882,508      1,209,201
                                                              ------------    -----------
Decrease in cash and cash equivalents.......................   (18,235,706)    (9,963,881)
Cash and cash equivalents, at beginning of period...........    39,320,129     47,314,307
                                                              ------------    -----------
Cash and cash equivalents, at end of period.................  $ 21,084,423    $37,350,426
                                                              ============    ===========
Supplemental disclosures for cash flow information:
  Cash paid during the period for income taxes..............  $  3,960,761    $ 2,090,111
                                                              ============    ===========

          See accompanying Notes to Consolidated Financial Statements.

                              SAPIENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Sapient Corporation (the "Company" or "Sapient") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

     On March 29, 1999, the Company acquired all of the outstanding common stock of Adjacency, Inc. ("Adjacency") in exchange for 790,674 shares of Common Stock. The Company's financial statements have been restated for all periods presented to reflect the acquisition of Adjacency, which was accounted for as a pooling of interests.

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

                              SAPIENT CORPORATION

(6) COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting comprehensive income and its components in the body of the financial statements. Comprehensive income includes net income as currently reported under Generally Accepted Accounting Principles and also considers the effect of additional economic events that are not required to be recorded in determining net income but are rather reported as a separate component of stockholders' equity. Sapient reports foreign currency translation gains and losses and unrealized gains and losses on marketable securities as components of comprehensive income.

(7) SEGMENT REPORTING

     Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") uses a management approach to report financial and descriptive information about a company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for management. Under this definition, Sapient operated as a single segment for all periods presented.

(8) NEW ACCOUNTING PRONOUNCEMENTS

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

(9) ACQUISITIONS

     On March 29, 1999, the Company acquired all of the outstanding common stock of Adjacency in exchange for 790,674 shares of the Company's Common Stock. The Company's financial statements have been restated for all periods presented to reflect the acquisition of Adjacency, which has been accounted for as a pooling-of-interests. Costs, which consist primarily of investment banking, accounting and legal fees related to the acquisition approximated $2.4 million, have been reflected in the consolidated statements of income and comprehensive income for the quarter ended March 31, 1999.

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

(10) RELATED PARTY TRANSACTIONS

     The Company has provided technology services to certain start-up companies. Sapient has received non-controlling equity interests in such start-up companies. Due to the start-up nature of these entities, Sapient has valued these investments at zero as there is no readily determinable measure of value based on the underlying operating performance and future cash flows of the start-up companies. During the three-month period ended March 31, 1999, Sapient recognized approximately $2,631,000 in net revenues from consulting services provided to these companies. In addition, certain members of management of the company have provided funding to certain of these companies.

                              SAPIENT CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is an innovative provider of e-business consulting and Internet commerce solutions. Through the delivery of integrated services, from strategy and business transformation consulting through user-centered design and technology implementation, Sapient helps emerging and evolving businesses transform themselves into e-businesses. The Company targets clients in information-intensive industries, including Financial Services, Energy Services, Manufacturing, Healthcare, Government and Communications.

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

     On March 29, 1999, the Company acquired all of the outstanding common stock of Adjacency in exchange for 790,674 shares of the Company's common stock. The Company's financial statements have been restated for all periods presented to reflect the acquisition of Adjacency, which has been accounted for as a pooling-of-interests. Costs, which consist primarily of investment banking, accounting and legal fees related to the acquisition approximated $2.4 million, have been reflected in the consolidated statements of income and comprehensive income for the quarter ended March 31, 1999.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues of certain items included in the Company's consolidated statements of income:

                                                              THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                              ------------
                                                              1999    1998
                                                              ----    ----
Revenues....................................................  100%    100%
  Operating expenses:
  Project personnel costs...................................   49      48
  Selling and marketing.....................................    7       6
  General and administrative................................   26      26
  Stock compensation charge.................................    3       0
  Acquisition costs.........................................    4       0
                                                              ---     ---
     Total operating expenses...............................   89      80
Income from operations......................................   11      20
Interest income.............................................    1       2
Income taxes................................................    5       8
                                                              ---     ---
Net income..................................................    7%     14%
                                                              ===     ===

  Revenues

     Revenues for the first quarter of 1999 increased 83% over revenues for the first quarter of 1998. The increase in revenues reflects increases in both the average size and number of client projects. Unbilled revenues on contracts decreased slightly to $10.2 million at March 31, 1999 from $10.3 million at December 31, 1998. Deferred revenue on contracts decreased to $9.3 million at March 31, 1999 from $10.9 million at December 31, 1998. In the first quarter of 1999, the Company's five largest clients accounted for approximately 32.1% of its revenues, compared to 39.9% of revenues for the quarter ended March 31, 1998. During this period no client accounted for more than 10% of revenues.

  Project Personnel Costs

     Project personnel costs consist primarily of salaries and employee benefits for personnel dedicated to client assignments and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense the Company incurs in providing its services. The increase in project personnel costs for the three month period ended March 31, 1999 was primarily due to an increase in project personnel from 778 at March 31, 1998 to 1,299 at March 31, 1999. Project personnel costs increased as a percentage of revenues to 49% for the first quarter of 1999 compared to 48% for the first quarter of 1998. The percentage in the first quarter of 1999 was higher primarily due to slightly lower utilization rates realized by project personnel.

  Selling and Marketing

     Selling and marketing costs consist primarily of salaries, employee benefits, travel expenses of selling and marketing personnel and promotional costs. Selling and marketing costs increased as a percentage of revenues from 6% in the first quarter of 1998 to 7% in the first quarter of 1999. The increase was primarily due to investments made by the Company in the amount of business development personnel and travel expenses. The dollar increase in the three month period ended March 31, 1999 was primarily the result of an increase in the amount of business development travel, along with an increase in the number and seniority of the selling and marketing personnel, from 43 employees at March 31, 1998 to 58 employees at March 31, 1999.

  General and Administrative

     General and administrative costs consist primarily of expenses associated with the Company's management, finance and administrative groups, including personnel devoted to recruiting and training project personnel, and occupancy costs. The increase in general and administrative costs for the three month period ended March 31, 1999 was primarily due to an increase in total costs associated with employees hired during 1999, an increase in occupancy costs related to significant expansion in the Company's office space, and increased depreciation costs related to the Company's increased investments in property and equipment. The Company's total headcount increased from 954 at March 31, 1998 to 1,647 at March 31, 1999. As a percentage of revenues, general and administrative costs remained constant at 26% for the three months ended March 31, 1999 and 1998.

  Stock Compensation Charge

     Stock compensation charges consist of expenses associated with Adjacency stock options that were granted during 1998 at below fair market value and which vested during the quarter ended March 31, 1999.

  Interest Income

     Interest income for the three month period ended March 31, 1999 was derived primarily from the Company's investments of the proceeds from its public stock offerings, which were invested primarily in tax-exempt, short-term municipal bonds.

  Provision for Income Taxes

     Income tax expense represents combined federal and state income taxes at an effective rate during the quarter ended March 31, 1999 and 1998 of 39.3% and 36.6%, respectively. The acquisition of Adjacency resulted in non-deductible acquisition costs which had the impact of increasing the Company's effective tax rate for the first quarter of 1999.

  Liquidity and Capital Resources

     The Company has primarily funded its operations from cash flow generated from operations and the proceeds from its public stock offerings. In addition, the Company has a bank revolving line of credit providing for borrowings of up to $5.0 million. Borrowings under this line of credit, which expires on June 30, 2000, bear interest at the bank's prime rate. The line of credit includes covenants relating to the maintenance of certain financial ratios, and limits the payment of dividends. At March 31, 1999, the Company had no bank borrowings outstanding and no material capital commitments.

     Cash and cash equivalents decreased to $21.1 million at March 31, 1999, from $39.3 million at December 31, 1998. The decrease was primarily due to the investment of excess cash in marketable securities. At March 31, 1999, $67.9 million was invested in tax-exempt, short-term municipal bonds which mature in less than 12 months, compared to $52.5 million which was invested in similar instruments as of December 31, 1998.

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

     Sapient has developed a phased Year 2000 readiness plan to help it identify and resolve Year 2000 issues associated with Sapient's internal systems and the services provided by Sapient. The plan includes develop-ment of corporate awareness, assessment, implementation (including remediation and upgrading of certain product versions), validation testing and contingency planning. Since Sapient has installed nearly all of its internal hardware and software systems since January 1997, the Company is not confronted with the task of having to replace obsolete or legacy systems. Primarily, Sapient's task is to install upgrades and patches to its internally used software and hardware to make such systems and equipment Year 2000 compliant.

     Sapient has a Company-wide Year 2000 team which oversees its Year 2000 program. Sapient has completed its assessment of its internal and third party computer systems and its internal non-IT systems (such as building security, voice mail, telephone and other systems containing embedded microprocessors), other than recent replacements of certain non-IT systems which are currently under assessment. Sapient's material internal IT systems consist principally of financial, accounting and human resources application software created by third parties, and internally developed sales forecasting and project management software applications. All of Sapient's internally developed applications are Year 2000 compliant. With respect to the third-party software applications, Sapient believes that, based on oral statements made by manufacturers and/or statements published on manufacturers' web sites, that such products will be Year 2000 compliant. At the manufacturer's recommendation, Sapient recently installed patches in its versions of the Windows 95 and Windows NT operating systems in order for those operating systems to become Year 2000 compliant. However, actual testing indicates a further need for modification of some of these systems to be fully Year 2000 compliant. The manufacturers of Sapient's computer hardware platforms, principally servers, have indicated that the versions currently used by Sapient are Year 2000 compliant. Sapient has obtained written assurances from many third-party vendors stipulating that their products are Year 2000 compliant and is in the process of obtaining written assurances from all of its vendors.

     Sapient believes that it is approximately 60% complete in installing patches and upgrades to its third party software and hardware. Due to the acquisition of Adjacency in March 1999 and the integration of company-wide systems, Sapient now expects to be completed with the implementation stage of its Year 2000 program by the middle of the third quarter of 1999. Sapient had expected to have completed testing of all internally used software and hardware by the second quarter of 1999. However, due to recent changes in vendor compliance criteria, Sapient believes that its testing will be completed by the end of the third quarter of 1999.

     While Sapient does not separately track internal costs incurred for its Year 2000 projects, it believes that it may have to expend additional funds to utilize third party resources to complete its assessment procedures and implement any required fixes. If compliance efforts are not completed on time, or additional compliance efforts are required of which Sapient is not currently aware, or the cost of any required updating or modification of our IT systems exceeds our estimates, the Year 2000 issue could have a material adverse effect on Sapient's business, results of operations and financial condition.

     Sapient is developing a comprehensive contingency plan to address the situations that may result if it is unable to achieve Year 2000 readiness of the Company's major IT and non-IT systems. Sapient intends to devise contingency plans by the end of the third quarter of 1999 to mitigate the effects on the conduct of the Company's business in the event the Year 2000 issue results in the unavailability of any material IT or non-IT systems. There can be no assurance that any contingency plans developed by Sapient will prevent any such service interruption.

     In addition to Sapient's internal systems, the Company relies on third party relationships in the conduct of its business. For example, Sapient relies on the services of the landlords of its facilities, telecommunication companies, banks, utilities, and commercial airlines. Sapient is currently seeking assurances from its landlords and material vendors regarding their Year 2000 readiness, and to the extent such assurances are not given, the Company intends to devise contingency plans to ameliorate the negative effects on Sapient in the event the Year 2000 issue results in the unavailability of services. There can be no assurance that any contingency plans developed by Sapient will be adequate to address any such service interruption on the part of one or more of the Company's third party vendors or suppliers from having a material adverse effect on Sapient's business, results of operations or financial condition. In addition, the failure on the part of the accounting systems of Sapient's clients due to the Year 2000 issue could result in a delay in the payment of invoices issued by

Sapient for services and expenses. A failure of the accounting systems of a significant number of Sapient's clients would have a material adverse effect on Sapient's business, results of operations and financial condition.

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

     The foregoing section of the Company's Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that involve risks and uncertainties. The Company's actual performance and results may differ materially due to many important factors, including, but not limited to, the risks associated with acquisitions, the Company's ability to attract and retain high quality employees, accurately set fees for and timely complete its current and future client projects, the continued acceptance of the Company's services, the ability of the Company to manage its growth and prices effectively, general economic conditions and similar factors. As a result of these and other factors, there can be no assurances that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

                                    PART II

                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In connection with the Company's acquisition of Adjacency, the Company issued a total of 790,674 shares of its common stock on March 29, 1999 to the former stockholders of Adjacency as consideration for all of the outstanding capital stock of Adjacency. This transaction was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

         11.1 Computation of shares used in computing Basic and Diluted Net Income per Share

         27.1 Financial data schedule.

     (b) Reports on Form 8-K.

     On February 23, 1999, the Company filed Amendment No. 2 on Form 8-K/A ("Amendment No. 2") to the Current Report on Form 8-K/A as filed on August 31, 1998 and amended on November 4, 1998 ("Amendment No. 1"), for the purpose of amending and restating the pro forma financial information previously reported in Amendment No. 1. The Company filed the following financial statements with Amendment No. 2:

     Pro Forma Condensed Consolidated Balance Sheet as of June 30, 1998

     Pro Forma Condensed Consolidated Statement of Operations for the six months ended June 30, 1998

     Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1997

     Notes to the Pro Forma Combined Condensed Financial Statements

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SAPIENT CORPORATION

Date: May 12, 1999                                          By /s/ JERRY A. GREENBERG
                                                            -----------------------------------------------------
                                                               Jerry A. Greenberg Co-Chief Executive Officer
                                                               Co-Chairman of the Board

Date: May 12, 1999                                          By /s/ SUSAN D. JOHNSON
                                                            -----------------------------------------------------
                                                               Susan D. Johnson Chief Financial Officer