Form 10-Q/A
period 1999-03-31
SAPIENT CORP
filed 1999-05-21
CIK 1008817

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


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

================================================================================

This Amendment on Form 10-Q/A to the Registrant's Quarterly Report on Form 10-Q as filed by the Registrant on May 14, 1999 (the "Quarterly Report") amends and restates Part II, Item 6 of the Quarterly Report as follows:

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          11.1 Computation of shares used in computing Basic and Diluted Net Income per Share

          27.1 Financial data schedule for the periods ended December 31, 1998.

          27.2 Financial data schedule for the periods ended September 30, 1998.

          27.3 Financial data schedule for the periods ended June 30, 1998.

          27.4 Financial data schedule for the period ended March 31, 1998.

          27.5 Financial data schedule for the periods ended December 31, 1997.

          27.6 Financial date schedule for the periods ended September 30, 1997.

          27.7 Financial data schedule for the periods ended June 30, 1997.

          27.8 Financial data schedule for the period ended March 31, 1997.

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



                                             SAPIENT CORPORATION

Date: May 19, 1999                 By  /s/ JERRY A. GREENBERG
                                       -------------------------------------
                                                  JERRY A. GREENBERG
                                                  CO-CHIEF EXECUTIVE OFFICER
                                                  CO-CHAIRMAN OF THE BOARD


Date: May 19, 1999                 By  /s/ SUSAN D. JOHNSON
                                       -------------------------------------
                                                  SUSAN D. JOHNSON
                                                  CHIEF FINANCIAL OFFICER