Form 10-Q
period 1999-06-30
SAPIENT CORP
filed 1999-08-13
CIK 1008817

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     As of August 9, 1999, there were 27,681,013 shares of the registrant's Common Stock, $.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SAPIENT CORPORATION

                                     INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I.   FINANCIAL INFORMATION
Item 1.   Consolidated Balance Sheets as of June 30, 1999 and December
          31, 1998....................................................      2
          Consolidated Statements of Income and Comprehensive Income
          for the Three and Six Months Ended June 30, 1999 and
          1998........................................................      3
          Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 1999 and 1998................................      4
          Notes to Consolidated Financial Statements..................    5-6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   7-11
Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................     11

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings...........................................     12
Item 2.   Changes in Securities and Use of Proceeds...................     12
Item 4.   Submission of Matters to a Vote of Security Holders.........     12
Item 6.   Exhibits and Reports on Form 8-K............................     12
Signatures............................................................     13
Exhibit 11.1..........................................................     14
Exhibit 27.1..........................................................     15

                              SAPIENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,     DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 14,983       $ 39,320
  Short term investments....................................      69,686         52,500
  Accounts receivable, less allowance for doubtful accounts
     of $495 and $550, respectively.........................      56,163         42,797
  Unbilled revenues on contracts............................      13,951         10,306
  Deferred income taxes.....................................       3,973          3,973
  Prepaid expenses and other current assets.................      13,533          3,734
                                                                --------       --------
          Total current assets..............................     172,289        152,630
Property and equipment, net.................................      19,348         14,447
Deferred income taxes.......................................       5,702          5,702
Intangible assets...........................................      12,141         13,729
Due from employees..........................................       2,257            764
Other assets................................................         648            430
                                                                --------       --------
          Total assets......................................    $212,385       $187,702
                                                                ========       ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  2,603       $  1,182
  Accrued expenses..........................................       3,691          3,743
  Accrued compensation......................................       5,787          8,633
  Accrued income taxes payable..............................       6,218          2,217
  Deferred income taxes.....................................       4,170          4,170
  Deferred revenues on contracts............................       9,477         10,907
                                                                --------       --------
          Total current liabilities.........................      31,946         30,852
Deferred income taxes.......................................         773            773
Other long term liabilities.................................       1,552          1,263
                                                                --------       --------
          Total liabilities.................................      34,271         32,888
                                                                --------       --------
Stockholders' equity:
  Preferred stock, par value $.01 per share, 5,000,000
     authorized and none issued and outstanding at June 30,
     1999 and December 31, 1998.............................          --             --
  Common stock, par value $.01 per share, voting,
     100,000,000 shares authorized, 28,334,304 issued and
     outstanding at June 30, 1999 and 27,106,293 shares
     issued and outstanding at December 31, 1998............         285            271
  Additional paid-in capital................................     132,950        122,800
  Deferred compensation.....................................        (809)        (2,178)
  Accumulated other comprehensive income....................        (198)            --
  Retained earnings.........................................      45,886         33,921
                                                                --------       --------
          Total stockholders' equity........................     178,114        154,814
                                                                --------       --------
          Total liabilities and stockholders' equity........    $212,385       $187,702
                                                                ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                              SAPIENT CORPORATION

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                     ------------------    -------------------
                                                      1999       1998        1999       1998
                                                     -------    -------    --------    -------
Revenues...........................................  $64,199    $36,420    $121,992    $68,015
                                                     -------    -------    --------    -------
Operating expenses:
  Project personnel costs..........................   30,618     17,510      58,952     32,732
  Selling and marketing............................    5,411      2,666       9,384      4,509
  General and administrative.......................   16,219      8,728      30,868     16,998
  Stock compensation charge........................      110         --       1,809         --
  Amortization of intangible assets................      519         --       1,088         --
  Acquisition costs................................       --         --       2,340         --
                                                     -------    -------    --------    -------
          Total operating expenses.................   52,877     28,904     104,441     54,239
Income from operations.............................   11,322      7,516      17,551     13,776
Interest income....................................      859        676       1,679      1,266
                                                     -------    -------    --------    -------
Income before income taxes.........................   12,181      8,192      19,230     15,042
Income tax expense.................................    4,495      2,929       7,266      5,433
                                                     -------    -------    --------    -------
          Net income...............................  $ 7,686    $ 5,263    $ 11,964    $ 9,609
                                                     =======    =======    ========    =======
Other comprehensive income, net of tax:
  Foreign currency translation loss................      (66)        --        (103)        --
  Unrealized holding loss on short term
     investments...................................      (47)        --         (38)        --
                                                     -------    -------    --------    -------
Other comprehensive income, net of tax.............  $ 7,573    $ 5,263    $ 11,823    $ 9,609
                                                     =======    =======    ========    =======
Basic net income per share.........................  $  0.28    $  0.20    $   0.44    $  0.38
                                                     =======    =======    ========    =======
Diluted net income per share.......................  $  0.25    $  0.18    $   0.39    $  0.34
                                                     =======    =======    ========    =======
Weighted average common shares.....................   27,443     25,925      27,294     25,531
Weighted average common share equivalents..........    3,139      2,863       3,284      2,799
                                                     -------    -------    --------    -------
Weighted average common shares and common share
  equivalents......................................   30,582     28,788      30,578     28,330
                                                     =======    =======    ========    =======

          See accompanying Notes to Consolidated Financial Statements.

                              SAPIENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                                 (UNAUDITED)
Cash flows from operating activities:
  Net income................................................  $11,964    $ 9,609
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation...........................................    3,430      1,629
     Amortization of intangible assets......................    1,088         --
     Deferred compensation..................................    1,809         --
     Changes in assets and liabilities:
       Increase in accounts receivable......................  (13,366)    (6,079)
       Increase in unbilled revenues on contracts...........   (3,645)    (8,577)
       Increase in prepaid expenses and other current
        assets..............................................   (9,799)      (775)
       Decrease (increase) in other assets..................     (164)        50
       Increase in accounts payable.........................    1,423         38
       (Decrease) increase in accrued expenses..............      448       (399)
       Decrease in accrued compensation.....................   (2,846)      (126)
       (Decrease) increase in accrued income taxes
        payable.............................................    4,001       (984)
       Decrease in deferred revenues on contracts...........   (1,430)    (1,623)
       Increase in other long term liabilities..............      288         47
                                                              -------    -------
Net cash used in operating activities.......................   (6,799)    (7,190)
                                                              -------    -------
Cash flows from investing activities:
  Purchase of property and equipment........................   (8,332)    (3,098)
  Purchase (maturities) of short term investments...........  (17,262)       239
                                                              -------    -------
  Net cash used in investing activities.....................  (25,594)    (2,859)
                                                              -------    -------
Cash flows from financing activities:
  Advances to employees for notes receivable................   (1,547)        --
  Proceeds from exercise of stock options...................    7,732        718
  Proceeds from public stock offering.......................       --     29,296
  Proceeds from employee stock purchase plan................    1,871      1,005
                                                              -------    -------
          Net cash provided by financing activities.........    8,056     31,019
                                                              -------    -------
(Decrease) increase in cash and cash equivalents............  (24,337)    20,970
Cash and cash equivalents, at beginning of period...........   39,320     47,314
                                                              -------    -------
Cash and cash equivalents, at end of period.................  $14,983    $68,284
                                                              =======    =======
Supplemental disclosures for cash flow information:
  Cash paid during the period for income taxes..............  $13,724    $ 6,417
                                                              =======    =======

          See accompanying Notes to Consolidated Financial Statements.

                              SAPIENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Sapient Corporation (the "Company" or "Sapient") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

     On March 29, 1999, the Company acquired all of the outstanding common stock of Adjacency, Inc. ("Adjacency") in exchange for 790,674 shares of Common Stock. The Company's financial statements have been restated for all periods presented to reflect the acquisition of Adjacency, which was accounted for as a pooling of interests.

(2) CONTINGENT LIABILITIES

     The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

     In August 1999, the Company settled the legal proceedings brought against it in April 1996 by John Adler, a former employee, who alleged, among other things, wrongful termination of his employment. The suit was previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In connection with the settlement, Mr. Adler received 12,000 (post-split) shares of the Company's Common Stock and the parties released each other from all future claims relating to the matter. The shares Mr. Adler received in the settlement were originally issued into escrow in 1996 when this lawsuit originated. The issuance of these shares has no effect on the Company's operating results or financial condition.

(3) COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting comprehensive income and its components in the body of the financial statements. Comprehensive income includes net income as currently reported under Generally Accepted Accounting Principles and also considers the effect of additional economic events that are not required to be recorded in determining net income but are rather reported as a separate component of stockholders' equity. Sapient reports foreign currency translation gains and losses and unrealized gains and losses on short term investments as components of comprehensive income.

(4) ACQUISITIONS

     On March 29, 1999, the Company acquired all of the outstanding common stock of Adjacency in exchange for 790,674 shares of the Company's Common Stock. The Company's financial statements have been restated for all periods presented to reflect the acquisition of Adjacency, which has been accounted for as pooling-of-interests. Costs, which consist primarily of investment banking, accounting and legal fees related to the acquisition approximated $2.3 million, have been reflected in the consolidated statements of income and comprehensive income for the six months ended June 30, 1999.

                              SAPIENT CORPORATION

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

     In connection with the Company's acquisitions of the capital stock of Adjacency and Studio, the Company made secured loans to the former stockholders of these companies to assist them to make transaction related tax payments, as well as assuming existing loans. These loans are included in Due from employees on the accompanying balance sheets and comprise a significant portion of such amounts.

(5) RELATED PARTY TRANSACTIONS

     The Company has provided technology services to certain start-up companies. Sapient has received non-controlling equity interests in such start-up companies. Due to the start-up nature of these entities, Sapient has During the three and six-month periods ended June 30, 1999, Sapient recognized approximately $1,163,000 and $3,369,000, respectively, in net revenues from consulting services provided to related parties in which the Company has received non-controlling equity interests. In addition, certain members of management of the company have provided funding to these companies.

                              SAPIENT CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is an innovative e-services consultancy. Through the delivery of integrated services, from business strategy and organizational transformation consulting through user-centered design and technology implementation, Sapient helps emerging and evolving businesses transform themselves into e-businesses. The Company targets clients in information-intensive industries, including Financial Services, Energy Services, Manufacturing-Retail and Distribution, Public Sector and Media-Communications and Entertainment.

     The Company's revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which the Company is engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, general economic conditions and other factors. In addition, revenues from a large client may constitute a significant portion of the Company's total revenues in a particular period.

     The Company's Board of Directors declared a two-for-one stock split on February 20, 1998 effected as a 100 percent stock dividend, which was distributed on March 9, 1998. The Company's financial statements have been restated for all periods presented to reflect the effect of the stock dividend.

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

     On March 29, 1999, the Company acquired all of the outstanding common stock of Adjacency in exchange for 790,674 shares of the Company's Common Stock. The Company's financial statements have been restated for all periods presented to reflect the acquisition of Adjacency, which has been accounted for as pooling-of-interests. Costs, which consist primarily of investment banking, accounting and legal fees related to the acquisition approximated $2.3 million, have been reflected in the consolidated statements of income and comprehensive income for the six months ended June 30, 1999.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues of certain items included in the Company's consolidated statements of income:

                                                              THREE MONTHS     SIX MONTHS
                                                                 ENDED           ENDED
                                                                JUNE 30,        JUNE 30,
                                                              ------------    ------------
                                                              1999    1998    1999    1998
                                                              ----    ----    ----    ----
Revenues....................................................  100%    100%    100%    100%
  Operating expenses:
  Project personnel costs...................................   48      48      48      48
  Selling and marketing.....................................    8       7       8       7
  General and administrative................................   25      24      25      25
  Stock compensation charge.................................   --       0       2       0
  Amortization of intangible assets.........................    1       0       1       0
  Acquisition costs.........................................   --       0       2       0
                                                              ---     ---     ---     ---
    Total operating expenses................................   82      79      86      80
Income from operations......................................   18      21      15      20
Interest income.............................................    1       1       1       2
Income taxes................................................    7       8       6       8
                                                              ---     ---     ---     ---
Net income..................................................   12%     14%     10%     14%
                                                              ===     ===     ===     ===

  Revenues

     Revenues for the second quarter of 1999 increased 76% over revenues for the second quarter of 1998. For the first six months of the year, revenues increased 79% over the comparable period of the prior year. The increase in revenues reflects increases in both the average size and number of client projects. In the second quarter of 1999, the Company's five largest clients accounted for approximately 27% of its revenues, compared to 34% of revenues for the quarter ended June 30, 1998. During the three and six months ended June 30, 1999 and 1998, no client accounted for more than 10% of revenues.

  Project Personnel Costs

     Project personnel costs consist primarily of salaries and employee benefits for personnel dedicated to client assignments and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense the Company incurs in providing its services. The increase in project personnel costs for the three and six-month periods ended June 30, 1999 was primarily due to an increase in project personnel from 846 at June 30, 1998 to 1,413 at June 30, 1999. Project personnel costs remained constant as a percentage of revenues at 48% for the second quarter of 1999 and 1998 and for the first six months of 1999 and 1998.

  Selling and Marketing

     Selling and marketing costs consist primarily of salaries, employee benefits, travel expenses of selling and marketing personnel and promotional costs. Selling and marketing costs increased as a percentage of revenues from 7% in the second quarter of 1998 to 8% in the second quarter of 1999. For the first six months of 1999, selling and marketing costs increased as a percentage of revenues to 8% from 7% for the first six months of 1998. The increases were primarily due to investments made by the Company in a new brand identity during the second quarter of 1999 and also due to higher paid sales personnel. Selling and marketing personnel increased from 42 employees at June 30, 1998 to 67 employees at June 30, 1999.

  General and Administrative

     General and administrative costs consist primarily of expenses associated with the Company's management, finance and administrative groups, including personnel devoted to recruiting and training project personnel, and occupancy costs. The increase in general and administrative costs for the three and six month periods ended June 30, 1999 was primarily due to an increase in the number of employees hired during 1999, an increase in occupancy costs related to significant expansion in the Company's office space, and increased depreciation costs related to the Company's increased investments in property and equipment. The Company's total headcount increased from 1,035 at June 30, 1998 to 1,790 at June 30, 1999. As a percentage of revenues, general and administrative costs increased to 25% for the second quarter of 1999 compared to 24% for the second quarter of 1998. This increase was primarily a result of an increase in occupancy costs. General and administrative costs remained constant at 25% for the six-month periods ending June 30, 1999 and June 30, 1998.

  Stock Compensation Charge

     Stock compensation charges consist of expenses associated with Adjacency stock options that were granted, prior to the Company's acquisition of Adjacency, at below fair market value and which vested during the quarter ended March 31, 1999.

  Amortization of Intangible Assets

     Amortization of intangible assets consist primarily of amortization of marketing assets and customer lists, assembled workforce and goodwill resulting from the acquisition of Studio. Amortization periods range from five to seven years.

  Interest Income

     Interest income for the three and six month periods ended June 30, 1999 was derived primarily from the Company's investments of the proceeds from its public stock offerings, which were invested primarily in tax-exempt, short-term municipal bonds.

  Provision for Income Taxes

     Income tax expense represents combined federal and state income taxes at an effective rate during the quarter ended June 30, 1999 and 1998 of 36.9% and 35.8%, respectively.

  Liquidity and Capital Resources

     The Company has primarily funded its operations from cash flow generated from operations and the proceeds from its public stock offerings. In addition, the Company has a bank revolving line of credit providing for borrowings of up to $5.0 million. Borrowings under this line of credit, which expires on June 30, 2000, bear interest at the bank's prime rate. The line of credit includes covenants relating to the maintenance of certain financial ratios, and limits the payment of dividends. At June 30, 1999, the Company had no bank borrowings outstanding and no material capital commitments.

     The Company invests predominantly in instruments that are highly liquid, investment grade and have maturities of less than one year. At June 30, 1999, the Company had approximately $84.7 in cash, cash equivalents and short term investments compared to $91.8 at December 31, 1998.

     Cash used in operating activities was $6.8 million for the six months ended June 30, 1999 and resulted primarily from increases in accounts receivable of $13.4 million and increases of $3.6 million in unbilled revenues on contracts due to increases in revenues. Also, the decrease in cash was due to increases in prepaid expenses and other current assets of $9.8 million due to prepayments of 1999 estimated tax payments and decreases in accrued compensation due to 1998 bonus payments in the first quarter. Net income of $12 million and non-cash charges of $6.3 million offset this decrease in cash. Cash used in operating activities was $7.2 million for the six months ended June 30, 1998 due to increases in accounts receivables of $6.1 million and unbilled revenue on contracts of $8.6 million, offset by net income of $9.6 million and non-cash charges of $1.6 million.

     Cash used in investing activities was $25.6 million for the six months ended June 30, 1999. Purchases (net of maturities) of short term investments during the period were $17.3 million and capital expenditures were $8.3 million. Increased capital expenditures were due to the significant expansion in the Company's office space. Cash used in investing activities was $2.9 million for the six months ended June 30, 1998, and was primarily due to capital expenditures of $3.1 million.

     Cash provided by financing activities was $8.1 million for the six months ended June 30, 1999 and consisted primarily of cash received from the sale of Common Stock through the Company's employee stock purchase plan and upon exercise of stock options. Cash provided by financing activities was $31 million for the six months ended June 30, 1998, and was primarily due to proceeds from a public stock offering of $29.3 million.

     The Company believes that its existing cash and short-term investments at June 30, 1999, together with cash provided from operations and borrowings available under its revolving line of credit will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 18 months.

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

     Sapient has a Company-wide Year 2000 team which oversees its Year 2000 program. Sapient has completed its assessment of its internal and third party computer systems and its internal non-IT systems (such as building security, voice mail, telephone and other systems containing embedded microprocessors), other than recent replacements of certain non-IT systems which are currently under assessment. Sapient's material internal IT systems consist principally of financial, accounting and human resources application software created by third parties, and internally developed sales forecasting and project management software applications. All of Sapient's internally developed applications are Year 2000 compliant. With respect to the third-party software applications, Sapient believes that, based on oral statements made by manufacturers and/or statements published on manufacturers' web sites, that such products will be Year 2000 compliant. At the manufacturer's recommendation, Sapient recently installed patches in its versions of the Windows 95 and Windows NT operating systems in order for those operating systems to become Year 2000 compliant. However, actual testing indicates a further need for modification of some of these systems to be fully Year 2000 compliant. The manufacturers of Sapient's computer hardware platforms, principally servers, have indicated that the versions currently used by Sapient are Year 2000 compliant. Sapient has obtained written assurances from many third-party vendors stipulating that their products are Year 2000 compliant and is in the process of seeking written assurances from all of its vendors.

     Sapient believes that it is approximately 70% complete in installing patches and upgrades to its third party software and hardware. Due to the acquisition of Adjacency in March 1999 and the integration of company-wide systems, Sapient now expects to be completed with the implementation stage of its Year 2000 program by the middle of the third quarter of 1999. Sapient had expected to complete testing of all internally used software and hardware by the second quarter of 1999. However, due to recent changes in vendor compliance criteria, Sapient believes that its testing will be completed by the end of the third quarter of 1999.

     While Sapient does not separately track internal costs incurred for its Year 2000 projects, it believes that it may have to expend additional funds to utilize third party resources to complete its assessment procedures and implement any required fixes. Sapient does not expect such expenditures to be material. If compliance efforts are not completed on time, or additional compliance efforts are required of which Sapient is not currently aware, or the cost of any required updating or modification of our IT systems exceeds our estimates, the Year 2000 issue could have a material adverse effect on Sapient's business, results of operations and financial condition.

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

     In addition to Sapient's internal systems, the Company relies on third party relationships in the conduct of its business. For example, Sapient relies on the services of the landlords of its facilities, telecommunication companies, banks, utilities, and commercial airlines. Sapient is currently seeking assurances from its landlords and material vendors regarding their Year 2000 readiness, and to the extent such assurances are not given, the Company intends to devise contingency plans in an attempt to ameliorate the negative effects on Sapient in the event the Year 2000 issue results in the unavailability of services. There can be no assurance that any contingency plans developed by Sapient will be adequate to address any such service interruption on the part of one or more of the Company's third party vendors or suppliers from having a material adverse effect on Sapient's business, results of operations or financial condition. In addition, the failure on the part of the accounting systems of Sapient's clients due to the Year 2000 issue could result in a delay in the payment of invoices issued by Sapient for services and expenses. A failure of the accounting systems of a significant number of Sapient's clients would have a material adverse effect on Sapient's business, results of operations and financial condition.

     Sapient's business involves designing, developing and implementing mission critical Internet and software applications for its clients. In addition, Sapient has recommended, implemented and customized various third-party technology and software packages for its clients, certain of which may not be Year 2000 compliant. Former, present and future clients may assert that certain services performed by Sapient involved or are affected by the Year 2000 issue. Because Sapient has designed, developed and implemented software and systems for a large number of clients since 1991, there can be no way of assuring that all such software programs and systems will be Year 2000 compliant. This uncertainty is magnified by the fact that in many cases Sapient's clients retain the right to maintain, alter and modify the systems developed and implemented by Sapient after the completion of an engagement. Due to the potential significance of the Year 2000 issue upon client operations, upon any failure of critical client systems or processes that may be directly or indirectly connected or related to systems or software analyzed, designed, developed, or implemented by Sapient, Sapient may be subjected to claims regardless of whether the failure is related to the services provided by Sapient. If asserted, such claims (and the associated defense costs) could have a material adverse effect on the Sapient's business, results of operations and financial condition.

     Sapient's policy has been to attempt to include provisions in its client contracts that, among other things, disclaim implied warranties, limit the duration of express warranties, limit Sapient's liability to the amount of fees paid by the client to Sapient in connection with the project, and disclaim any liability arising from third-party software that is implemented, customized or installed by Sapient. There can be no assurance that Sapient will be able to obtain these contractual protections in agreements concerning future projects, or that any contractual provisions governing current and completed projects will prevent clients from asserting claims against Sapient with respect to the Year 2000 issue. There also can be no assurance that the contractual protections, if any, obtained by Sapient will effectively operate to protect the Company from, or limit the amount of, any liability arising from claims asserted against Sapient.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In August 1999, the Company settled the legal proceedings brought against it in April 1996 by John Adler, a former employee, who alleged, among other things, wrongful termination of his employment. The suit was previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In connection with the settlement, Mr. Adler received 12,000 (post-split) shares of the Company's Common Stock and the parties released each other from the current proceedings and all future claims relating to the matter. The shares Mr. Adler received in the settlement were originally issued into escrow in 1996 when this lawsuit originated. The issuance of these shares has no effect on the Company's operating results or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In connection with the Company's acquisition of Adjacency, the Company issued a total of 790,674 shares of its Common Stock on March 29, 1999 to the former stockholders of Adjacency as consideration for all of the outstanding capital stock of Adjacency. This transaction was exempt from registration requirements pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

     There has been no change to the information previously provided by the Company on Form SR for the period ended July 3, 1996, as amended, relating to securities sold by the Company pursuant to Registration Statements on Form S-1 (Registration Nos. 333-1586 and 333-3204).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on June 15, 1999, the following proposals were adopted by the votes specified below:

          (i) The election of two Class III Directors (R. Stephen Cheheyl and Carl S. Sloane) to serve until the year 2002. Mr. Cheheyl received a total of 23,037,556 shares of Common Stock voting in favor, with 21,280 withheld from the vote. Mr. Sloane received a total of 23,037,556 shares of Common Stock voting in favor, with 21,280 withheld from the vote. In addition to the directors listed above whom were elected at the meeting, the terms of the following directors continued after the meeting: J. Stuart Moore, Darius W. Gaskins, Jerry A. Greenberg and Bruce D. Parker.

          (ii) The approval of an amendment to the Company's 1998 Stock Incentive Plan increasing the number of shares of Common Stock reserved for purchase thereunder from 2,000,000 to 4,500,000. A total of 13,798,840 shares of Common Stock were voted in favor of this proposal, 6,190,660 shares were voted against this proposal and 78,604 shares abstained from voting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

        11.1 Computation of shares used in computing Basic and Diluted Net Income per Share

        27.1 Financial data schedule.

     (b) Reports on Form 8-K.

     On April 7, 1999, the Company filed a Current Report on Form 8-K dated March 29, 1999 reporting its acquisition of all of the capital stock of Adjacency, Inc., a San Francisco based consulting firm that provides a broad range of consulting services including Internet strategy, interactive design, technology development and management of Internet and e-commerce solutions.

     On April 23, 1999, the Company filed a Current Report on Form 8-K dated April 23, 1999, as amended by Form 8-K/A dated April 23, 1999, reporting supplemental consolidated financial statements, relating to the acquisition of all of the capital stock of Adjacency, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAPIENT CORPORATION

Date: August 12, 1999                          By: /s/ JERRY A. GREENBERG
                                                   ------------------------------------------
                                                   Jerry A. Greenberg
                                                   Co-Chief Executive Officer

Date: August 12, 1999                          By: /s/ SUSAN D. JOHNSON
                                                   ------------------------------------------
                                                   Susan D. Johnson
                                                   Chief Financial Officer