Form 10-Q
period 1999-09-30
SAPIENT CORP
filed 1999-10-21
CIK 1008817

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     As of October 20, 1999, there were 56,134,319 shares of the registrant's Common Stock, $.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SAPIENT CORPORATION

                                     INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I.   FINANCIAL INFORMATION
Item 1.   Consolidated Balance Sheets as of September 30, 1999 and
          December 31, 1998...........................................      2
          Consolidated Statements of Income and Comprehensive Income
          for the Three and Nine Months Ended September 30, 1999 and
          1998........................................................      3
          Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 1999 and 1998...........................      4
          Notes to Consolidated Financial Statements..................    5-6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   7-11
Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................     11

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings...........................................     12
Item 2.   Changes in Securities and Use of Proceeds...................     12
Item 6.   Exhibits and Reports on Form 8-K............................     12
Signatures............................................................     13

                              SAPIENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 30,713        $ 39,320
  Short term investments....................................      69,207          52,500
  Accounts receivable, less allowance for doubtful accounts
     of $612 and $550, respectively.........................      66,010          42,797
  Unbilled revenues on contracts............................      13,530          10,306
  Deferred income taxes.....................................       3,973           3,973
  Prepaid expenses and other current assets.................       4,507           3,734
                                                                --------        --------
          Total current assets..............................     187,940         152,630
Property and equipment, net.................................      21,036          14,447
Deferred income taxes.......................................       5,702           5,702
Intangible assets...........................................      11,532          13,729
Due from employees..........................................         250             764
Other assets................................................         333             430
                                                                --------        --------
          Total assets......................................    $226,793        $187,702
                                                                ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  1,527        $  1,182
  Accrued expenses..........................................       2,893           3,743
  Accrued compensation......................................       5,103           8,633
  Accrued income taxes payable..............................       1,136           2,217
  Deferred income taxes.....................................       4,170           4,170
  Deferred revenues on contracts............................      13,871          10,907
                                                                --------        --------
          Total current liabilities.........................      28,700          30,852
Deferred income taxes.......................................         773             773
Other long term liabilities.................................       1,568           1,263
                                                                --------        --------
          Total liabilities.................................      31,041          32,888
                                                                --------        --------
Stockholders' equity:
  Preferred stock, par value $.01 per share, 5,000,000
     shares authorized and none issued and outstanding at
     September 30, 1999 and December 31, 1998...............          --              --
  Common stock, par value $.01 per share, voting,
     100,000,000 shares authorized, 56,073,900 issued and
     outstanding at September 30, 1999 and 54,212,586 shares
     issued and outstanding at December 31, 1998............         561             542
  Additional paid-in capital................................     141,601         122,513
  Deferred compensation.....................................        (798)         (2,178)
  Accumulated other comprehensive income....................        (356)             26
  Retained earnings.........................................      54,744          33,911
                                                                --------        --------
          Total stockholders' equity........................     195,752         154,814
                                                                --------        --------
          Total liabilities and stockholders' equity........    $226,793        $187,702
                                                                ========        ========

          See accompanying Notes to Consolidated Financial Statements.

                              SAPIENT CORPORATION

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                       ------------------    -------------------
                                                        1999       1998        1999       1998
                                                       -------    -------    --------   --------
Revenues.............................................  $73,029    $43,066    $195,021   $111,081
                                                       -------    -------    --------   --------
Operating expenses:
  Project personnel costs............................   35,669     21,102      94,621     53,833
  Selling and marketing..............................    5,927      3,061      15,312      7,569
  General and administrative.........................   17,527     10,681      48,394     27,680
  Stock compensation charge..........................      110         --       1,919         --
  Amortization of intangible assets..................      462        128       1,550        128
  Charge for in-process research and development.....       --     11,100          --     11,100
  Acquisition costs..................................       --         --       2,340         --
                                                       -------    -------    --------   --------
          Total operating expenses...................   59,695     46,072     164,136    100,310
Income (loss) from operations........................   13,334     (3,006)     30,885     10,771
Interest income......................................      970        941       2,649      2,207
                                                       -------    -------    --------   --------
Income (loss) before income taxes....................   14,304     (2,065)     33,534     12,978
Income tax expense (benefit).........................    5,436       (668)     12,701      4,765
                                                       -------    -------    --------   --------
          Net income (loss)..........................  $ 8,868    $(1,397)   $ 20,833   $  8,213
                                                       =======    =======    ========   ========
Other comprehensive income (loss), net of tax:
  Foreign currency translation gain (loss)...........       66         --         (19)        --
  Unrealized holding loss on short term
     investments.....................................     (163)        --        (202)        --
                                                       -------    -------    --------   --------
Other comprehensive income (loss), net of tax........  $ 8,771    $(1,397)   $ 20,612   $  8,213
                                                       =======    =======    ========   ========
Basic net income (loss) per share....................  $  0.16    $ (0.03)   $   0.38   $   0.16
                                                       =======    =======    ========   ========
Diluted net income (loss) per share..................  $  0.14    $ (0.03)   $   0.33   $   0.14
                                                       =======    =======    ========   ========
Weighted average common shares.......................   55,728     52,863      55,101     51,670
Weighted average common share equivalents............    6,351         --       7,244      5,253
                                                       -------    -------    --------   --------
Weighted average common shares and common share
  equivalents........................................   62,079     52,863      62,345     56,923
                                                       =======    =======    ========   ========

          See accompanying Notes to Consolidated Financial Statements.

                              SAPIENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1999       1998
                                                              -------   --------
                                                                 (UNAUDITED)
Cash flows from operating activities:
  Net income................................................  $20,833   $  8,213
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................    5,577      2,361
    Charge for in-process research and development..........       --     11,100
    Amortization of intangible assets.......................    1,550        128
    Deferred compensation...................................    1,919         --
    Deferred income taxes...................................       --     (4,039)
    Changes in assets and liabilities:
      Increase in accounts receivable.......................  (23,212)   (12,498)
      Increase in unbilled revenues on contracts............   (3,224)    (2,313)
      Increase in prepaid expenses and other current
       assets...............................................     (876)    (1,203)
      Decrease in other assets..............................       97         39
      Increase in accounts payable..........................      345      1,270
      Decrease in accrued expenses..........................     (100)    (1,584)
      Decrease in accrued compensation......................   (3,530)       (95)
      (Decrease) increase in accrued income taxes payable...   (1,081)     2,319
      (Decrease)increase in deferred revenues on
       contracts............................................    2,963       (423)
      Increase in other long term liabilities...............      305         70
                                                              -------   --------
      Net cash provided by operating activities.............    1,566      3,345
                                                              -------   --------
Cash flows from investing activities:
  Purchase of property and equipment........................  (12,166)    (7,462)
  Net cash received from acquisition........................       --        561
  Purchase (maturities) of short term investments...........  (17,089)   (45,533)
                                                              -------   --------
      Net cash used in investing activities.................  (29,255)   (52,434)
                                                              -------   --------
Cash flows from financing activities:
  (Advances to)repayment from employees for notes
    receivable..............................................      514     (3,788)
  Proceeds from exercise of stock options...................   14,031      1,311
  Proceeds from public stock offering.......................       --     29,091
  Proceeds from employee stock purchase plan................    4,537      2,810
  Principal payments on notes payable to bank...............       --     (2,909)
                                                              -------   --------
      Net cash provided by financing activities.............   19,082     26,515
                                                              -------   --------
Decrease in cash and cash equivalents.......................   (8,607)   (22,574)
Cash and cash equivalents, at beginning of period...........   39,320     47,314
                                                              -------   --------
Cash and cash equivalents, at end of period.................  $30,713   $ 24,740
                                                              =======   ========
Supplemental disclosures for cash flow information:
  Cash paid during the period for income taxes..............  $16,679   $  6,484
                                                              =======   ========
  Net assets and liabilities recognized upon acquisition
    from Studio:
    Cash and cash equivalents...............................       --        811
    Accounts receivable, less allowance for doubtful
     accounts of $100.......................................       --      2,578
    Unbilled revenues on contracts..........................       --        629
    Prepaid expenses and other current assets...............       --         34
    Property and equipment, net.............................       --      2,077
    Other assets............................................       --        100
    Accounts payable........................................       --        445
    Accrued expenses........................................       --        725
    Accrued compensation....................................       --        880
    Accrued income taxes payable............................       --        270
    Deferred revenues on contracts..........................       --      1,134
    Notes payable to bank...................................       --      2,862
    Other long term liabilities.............................       --         42
    Accrued acquisition costs...............................       --      2,335
Supplemental disclosures of non-cash investing activities:
  Common stock issued for acquisition of Studio.............       --     22,800
                                                              =======   ========

          See accompanying Notes to Consolidated Financial Statements.

                              SAPIENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Sapient Corporation (the "Company" or "Sapient") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

     On March 9, 1998, the Company distributed a two-for-one stock split effected as a 100% stock dividend. On October 21, 1999, the Board of Directors declared an additional two-for-one stock split to be effected as a 100% stock dividend, to be paid on or about November 5, 1999 to shareholders of record on November 1, 1999. The Company's financial statements have been restated for all periods presented to reflect the effect of these stock dividends.

     On March 29, 1999, the Company acquired all of the outstanding common stock of Adjacency, Inc. ("Adjacency") in exchange for 1,581,348 shares of Common Stock. The Company's financial statements have been restated for all periods presented to reflect the acquisition of Adjacency, which was accounted for as a pooling of interests.

(2) CONTINGENT LIABILITIES

     The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

     In August 1999, the Company settled the legal proceedings brought against it in April 1996 by John Adler, a former employee, who alleged, among other things, wrongful termination of his employment. The suit was previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In connection with the settlement, Mr. Adler received 24,000 shares of the Company's Common Stock and the parties released each other from all future claims relating to the matter. The shares Mr. Adler received in the settlement were originally issued into escrow in 1996 when this lawsuit originated. The issuance of these shares has no effect on the Company's operating results or financial condition.

(3) COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting comprehensive income and its components in the body of the financial statements. Comprehensive income includes net income as currently reported under Generally Accepted Accounting Principles and also considers the effect of additional economic events that are not required to be recorded in determining net income but are rather reported as a separate component of stockholders' equity. Sapient reports foreign currency translation gains and losses and unrealized gains and losses on short-term investments as components of comprehensive income.

(4) ACQUISITIONS

     On March 29, 1999, the Company acquired all of the outstanding common stock of Adjacency in exchange for 1,581,348 shares of the Company's Common Stock. The Company's financial statements have been restated for all periods presented to reflect the acquisition of Adjacency, which has been accounted for as

                              SAPIENT CORPORATION
pooling-of-interests. Costs, which consist primarily of investment banking, accounting and legal fees related to the acquisition approximated $2.3 million, have been reflected in the consolidated statements of income and comprehensive income for the nine months ended September 30, 1999.

     On August 25, 1998, the Company acquired Studio Archetype, Inc. ("Studio") in exchange for 996,628 shares of Common Stock and $250,000 in cash. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values.

(5) RELATED PARTY TRANSACTIONS

     During the three and nine-month periods ended September 30, 1999, Sapient recognized approximately $235,000 and $3,600,000, respectively, in net revenues from consulting services provided to related parties in which the Company has received non-controlling equity interests. In addition, certain members of management of the Company have provided funding to these companies.

                              SAPIENT CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading e-services consultancy providing Internet strategy consulting and sophisticated Internet-based solutions to Global 1000 companies and startup businesses. These solutions focus on large scale and complex business-to-consumer and business-to-business electronic commerce, digital customer relationship management, supply chain optimization, electronic markets and Internet portals. The Company provides end-to-end solutions to its clients using multidisciplinary teams. The Company delivers its solutions through five industry business units and on a fixed-price, fixed-timeframe basis.

     The Company's revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which the Company is engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, general economic conditions and other factors. In addition, revenues from large clients/projects may constitute a significant portion of the Company's total revenues in a particular period.

     On August 25, 1998, the Company acquired Studio in exchange for 996,628 shares of Common Stock and $250,000 in cash. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and on liabilities assumed based on their respective fair values.

     On March 29, 1999, the Company acquired all of the outstanding common stock of Adjacency in exchange for 1,581,348 shares of the Company's Common Stock. The Company's financial statements have been restated for all periods presented to reflect the acquisition of Adjacency, which has been accounted for as pooling-of-interests. Costs, which consist primarily of investment banking, accounting and legal fees related to the acquisition approximated $2.3 million, have been reflected in the consolidated statements of income and comprehensive income for the nine months ended September 30, 1999.

     On March 9, 1998, the Company distributed a two-for-one stock split effected as a 100% stock dividend. On October 21, 1999, the Board of Directors declared an additional two-for-one stock split to be effected as a 100% stock dividend, to be paid on or about November 5, 1999 to shareholders of record on November 1, 1999. The Company's financial statements have been restated for all periods presented to reflect the effect of these stock dividends.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues of certain items included in the Company's consolidated statements of income:

                                                               THREE MONTHS      NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------    --------------
                                                              1999     1998     1999     1998
                                                              -----    -----    -----    -----
Revenues....................................................   100%     100%     100%     100%
  Operating expenses:
  Project personnel costs...................................    49       49       48       48
  Selling and marketing.....................................     8        7        8        7
  General and administrative................................    24       25       25       25
  Stock compensation charge.................................    --       --        1       --
  Amortization of intangible assets.........................     1       --        1       --
  Charge for in-process research and development............    --       26       --       10
  Acquisition costs.........................................    --       --        1       --
                                                               ---      ---      ---      ---
         Total operating expenses...........................    82      107       84       90
Income (loss) from operations...............................    18       (7)      16       10
Interest income.............................................     1        2        1        1
Income taxes................................................     7       (2)       6        4
                                                               ---      ---      ---      ---
Net income (loss)...........................................    12%      (3)%     11%       7%
                                                               ===      ===      ===      ===

  Revenues

     Revenues for the three months ended September 30, 1999 increased 70% over revenues for the three months ended September 30, 1998. For the nine months ended September 30, 1999, revenues increased 76% over the nine months ended September 30, 1998. The increase in revenues reflects increases in both the average size and number of client projects. During the three months ended September 30, 1999, the Company's five largest clients accounted for approximately 23% of its revenues, compared to 32% of revenues for the three months ended September 30, 1998. During the nine months ended September 30, 1999, the Company's five largest clients accounted for approximately 26% of revenues, compared to 33% of revenues for the nine months ended September 30, 1998. During the three and nine months ended September 30, 1999 and the nine months ended September 30, 1998, no client accounted for more than 10% of revenues. During the three months ended September 30, 1998, one client accounted for 10% of revenues.

  Project Personnel Costs

     Project personnel costs consist primarily of salaries and employee benefits for personnel dedicated to client assignments and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense the Company incurs in providing its services. The increase in project personnel costs for the three and nine-month periods ended September 30, 1999 was primarily due to an increase in project personnel from 1,129 at September 30, 1998 to 1,564 at September 30, 1999. Project personnel costs remained constant as a percentage of revenues at 49% for the three months ended September 30, 1999 and 1998 and 48% for the nine months ended September 30, 1999 and 1998.

  Selling and Marketing

     Selling and marketing costs consist primarily of salaries, employee benefits, travel expenses of selling and marketing personnel and promotional costs. Selling and marketing costs increased as a percentage of revenues from 7% for the three months ended September 30, 1998 to 8% for the three months ended September 30, 1999. For the first nine months of 1999, selling and marketing costs increased as a percentage of revenues to 8% from 7% for the first nine months of 1998. The increases were primarily due to investments made by the Company in a new brand identity during the second quarter of 1999 and also to higher compensation for sales personnel. Selling and marketing personnel increased from 47 employees at September 30, 1998 to 65 employees at September 30, 1999.

  General and Administrative

     General and administrative costs consist primarily of expenses associated with the Company's management, finance and administrative groups, including personnel devoted to recruiting and training project personnel, and occupancy costs. The increase in general and administrative costs for the three and nine month periods ended September 30, 1999 was primarily due to an increase in the number of employees hired during 1999, an increase in occupancy costs related to significant expansion of the Company's office space, and increased depreciation costs related to the Company's increased investments in property and equipment. The Company's total headcount increased from 1,383 at September 30, 1998 to 1,939 at September 30, 1999. As a percentage of revenues, general and administrative costs decreased to 24% for the third quarter of 1999 compared to 25% for the third quarter of 1998. This decrease was primarily a result of improved utilization of office space. General and administrative costs remained constant at 25% for the nine-month periods ending September 30, 1999 and September 30, 1998.

  Stock Compensation Charge

     Stock compensation charges consist of expenses associated with Adjacency stock options that were granted, prior to the Company's acquisition of Adjacency, at below deemed fair market value. The Company expects the amount of this charge to be approximately $100,000 per quarter for each quarter during the next two years.

  Amortization of Intangible Assets

     Amortization of intangible assets consist primarily of amortization of marketing assets and customer lists, assembled workforce and goodwill resulting from the acquisition of Studio. Amortization periods range from five to seven years.

  Interest Income

     Interest income for the three and nine month periods ended September 30, 1999 was derived primarily from the Company's investments of the proceeds from its previous public stock offerings, which were invested in tax-exempt, short-term municipal bonds, high grade commercial paper and U.S. government securities.

  Provision for Income Taxes

     Income tax expense represents combined federal and state income taxes at an effective rate during the quarter ended September 30, 1999 and 1998 of 38.0% and 32.3%, respectively. The increase in the tax rate resulted from the non-deductibility of Adjacency acquisition costs in 1999. For the nine months ended September 30, 1999 and 1998, the effective tax rate was 37.9% and 36.7%, respectively. Our effective tax rate may vary from period to period based on our future expansion into areas with varying country, state and local income tax rates.

  Liquidity and Capital Resources

     The Company has primarily funded its operations from cash flow generated from operations and the proceeds from its public stock offerings. In addition, the Company has a bank revolving line of credit providing for borrowings of up to $5.0 million. Borrowings under this line of credit, which expires on September 30, 2000, bear interest at the bank's prime rate. The line of credit includes covenants relating to the maintenance of certain financial ratios, and limits the payment of dividends. At September 30, 1999, the Company had no bank borrowings outstanding and no material capital commitments.

     The Company invests predominantly in instruments that are highly liquid, investment grade and have maturities of less than one year. At September 30, 1999, the Company had approximately $99.9 million in cash, cash equivalents and short-term investments compared to $91.8 million at December 31, 1998.

     Cash provided by operating activities was $1.6 million for the nine months ended September 30, 1999 and resulted primarily from net income of $20.8 million and non-cash charges of $9.0 million, offset by increases in accounts receivable of $23.2 million and increases of $3.2 million in unbilled revenues on contracts due to increases in revenues. Cash provided by operating activities was $3.3 million for the nine months ended September 30, 1998 due to net income of $8.2 million and non-cash charges of $9.6 million, offset by increases in accounts receivables of $12.5 million and unbilled revenue on contracts of $2.3 million.

     Cash used in investing activities was $29.3 million for the nine months ended September 30, 1999. Purchases (net of maturities) of short term investments during the period were $17.1 million and capital expenditures were $12.2 million. Increased capital expenditures were due to the significant expansion in the Company's office space. Cash used in investing activities was $52.4 million for the nine months ended September 30, 1998, and was primarily due to an increase in short term investments from the proceeds of a public stock offering and capital expenditures of $7.5 million.

     Cash provided by financing activities was $19.1 million for the nine months ended September 30, 1999 and consisted primarily of cash received from the sale of Common Stock through the Company's employee stock purchase plan and upon exercise of stock options. Cash provided by financing activities was $26.5 million for the nine months ended September 30, 1998, and was primarily due to proceeds from a public stock offering of $29.1 million.

     The Company believes that its existing cash, cash equivalents and short-term investments at September 30, 1999 together with cash provided from operations and borrowings available under its revolving line of credit will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 18 months.

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

     Sapient believes that it is approximately 85% complete in installing patches and upgrades to its third party software and hardware. Sapient has contracted with two consultants to assist in the remediation and testing phase of its Year 2000 compliance plan and expects to be completed with its Year 2000 program by November 30, 1999.

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

     Sapient is developing a comprehensive contingency plan to address the situations that may result if it is unable to achieve Year 2000 readiness of the Company's major IT and non-IT systems. Sapient expects to complete this contingency plan by November 30, 1999. There can be no assurance that any contingency plans developed by Sapient will prevent any such service interruption.

     In addition to Sapient's internal systems, the Company relies on third party relationships in the conduct of its business. For example, Sapient relies on the services of the landlords of its facilities, telecommunication companies, banks, utilities, and commercial airlines. Sapient is currently seeking assurances from its landlords and material vendors regarding their Year 2000 readiness, and to the extent such assurances are not given, the Company is devising contingency plans in an attempt to ameliorate the negative effects on Sapient's major IT systems in the event the Year 2000 issue results in the unavailability of services. Sapient expects to complete these contingency plans by November 30, 1999. There can be no assurance that any contingency plans developed by Sapient will be adequate to address any such service interruption on the part of one or more of the Company's third party vendors or suppliers from having a material adverse effect on Sapient's business, results of operations or financial condition. In addition, the failure on the part of the accounting systems of Sapient's clients due to the Year 2000 issue could result in a delay in the payment of invoices issued by

Sapient for services and expenses. A failure of the accounting systems of a significant number of Sapient's clients would have a material adverse effect on Sapient's business, results of operations and financial condition.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In August 1999, the Company settled the legal proceedings brought against it in April 1996 by John Adler, a former employee, who alleged, among other things, wrongful termination of his employment. The suit was previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In connection with the settlement, Mr. Adler received 24,000 shares of the Company's Common Stock and the parties released each other from the current proceedings and all future claims relating to the matter. The shares Mr. Adler received in the settlement were originally issued into escrow in 1996 when this lawsuit originated. The issuance of these shares has no effect on the Company's operating results or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In connection with the Company's acquisition of Adjacency, the Company issued a total of 1,581,348 shares of its Common Stock on March 29, 1999 to the former stockholders of Adjacency as consideration for all of the outstanding capital stock of Adjacency. This transaction was exempt from registration requirements pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

         11.1 Computation of shares used in computing Basic and Diluted Net Income per Share

         27.1 Financial data schedule.

     (b) Reports on Form 8-K.

     On July 26, 1999, the Company filed a Current Report on Form 8-K dated July 21, 1999 reporting its change of Company's auditors from KPMG LLP to PricewaterhouseCoopers LLP.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAPIENT CORPORATION

Date: October 21, 1999                                          By: /s/ JERRY A. GREENBERG
                                                                   ------------------------------------------
                                                                    Jerry A. Greenberg
                                                                    Co-Chief Executive Officer

Date: October 21, 1999                                          By: /s/ SUSAN D. JOHNSON
                                                                   ------------------------------------------
                                                                   Susan D. Johnson
                                                                   Chief Financial Officer