Form 10-K
period 1999-12-31
SAPIENT CORP
filed 2000-03-30
CIK 1008817

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

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $4,189,231,000 on March 10, 2000 based on the last reported sale price of the Company's common stock on the Nasdaq National Market System on March 10, 2000. There were 58,124,827 shares of common stock outstanding as of March 10, 2000.
                            ------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2000 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SAPIENT CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I
     Item 1.   Business....................................................    1
     Item 2.   Properties..................................................   10
     Item 3.   Legal Proceedings...........................................   10
     Item 4.   Submission of Matters to a Vote of Security Holders.........   10

PART II
     Item 5.   Market for Company's Common Equity and Related Stockholder
               Matters.....................................................   12
     Item 6.   Selected Financial Data.....................................   13
     Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................   15
     Item 7A.  Quantitative and Qualitative Disclosures About Market
               Risk........................................................   24
     Item 8.   Financial Statements and Supplementary Data.................   25
     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure..................................................   52

PART III
     Item 10.  Directors and Executive Officers of the Company.............   52
     Item 11.  Executive Compensation......................................   52
     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management..................................................   52
     Item 13.  Certain Relationships and Related Transactions..............   52

PART IV
     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
               8-K.........................................................   53
Signatures.................................................................   54

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts included in this Annual Report, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part I "Business -- Risk Factors" and elsewhere in this Annual Report. We do not assume any obligation to update any of the forward-looking statements we make.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Sapient Corporation is a leading e-services consultancy providing Internet strategy consulting and sophisticated Internet-based solutions to Global 1000 companies and startup businesses. We help our clients define Internet strategies to improve their competitive position and we design, architect, develop and implement solutions to execute those strategies. These solutions focus on large-scale and complex business-to-consumer and business-to-business electronic commerce, digital customer relationship management, supply chain optimization, electronic markets and Internet portals.

     We believe that our key strength is our ability to deliver high quality solutions, primarily on a fixed-price, fixed-timeframe basis, through a rapid, effective and integrated process. Our services include digital business strategy development; experience modeling; creative design; technology development and systems integration; and integrated engagement leadership.

     We provide end-to-end solutions to our clients using multidisciplinary teams composed of business strategists, researchers, creative specialists, technology professionals and program managers. We deliver our solutions primarily through five industry business units: financial services; media, entertainment and communications; manufacturing, retail and distribution; public sector; and energy services. Using this industry alignment helps us accurately define and deliver tailored solutions that effectively address the market dynamics and business opportunities that our clients face. We have been providing Internet solutions for over five years and employ approximately 2,100 people in offices across the United States and in London and Sydney. In addition, we recently commenced a joint venture in Milan, Italy.

     Our executive offices are located at One Memorial Drive, Cambridge, MA 02142, and our telephone number is (617) 621-0200. Our stock is traded on the Nasdaq National Market under the symbol "SAPE". Our Internet address is http://www.sapient.com. Unless the context otherwise requires, references in this Annual Report on Form 10-K to "Sapient", "we", "us" or "our" refer to Sapient Corporation and its subsidiaries.

SAPIENT'S SOLUTION

     Our extensive experience in managing large-scale initiatives, our multidisciplinary approach to delivering solutions and our in-depth industry knowledge and partnership approach with clients enable us to rapidly deliver Internet strategies and solutions that help our clients transform or launch their businesses.

     Large-Scale Program Management. Our methodology and program management approach builds upon over five years of experience implementing Internet solutions. During this time, the size and complexity of our Internet solutions have increased and we expect this trend to continue. During 1999, several of our Internet projects involved 50 or more team members and exceeded $10 million in size. In addition, we often manage the entire client initiative, which requires the coordination of numerous third parties such as content providers, technology vendors, infrastructure experts and telecommunications firms. We believe our significant experience in managing large-scale, complex initiatives is essential to achieving high levels of client satisfaction and repeat business.

     Multidisciplinary Approach. We deliver end-to-end Internet solutions by combining our five core services: digital business strategy; experience modeling; creative design; technology development and systems integration; and integrated engagement leadership. Multidisciplinary teams are able to quickly communicate new information, identify potential issues and implement solutions. Our integrated approach enables our clients to utilize a single Internet professional services firm to manage the delivery of an end-to-end solution.

     In-Depth Industry Knowledge. We have extensive knowledge and experience in five industry sectors: financial services; media, entertainment and communications; manufacturing, retail and distribution; public sector; and energy services. We believe this focus helps us accurately define and deliver tailored solutions that effectively address the market dynamics and business opportunities that our clients face. As the market for Internet professional services becomes more sophisticated, we believe that clients will increasingly demand in-depth industry expertise.

     Partnering with Clients. Our culture and approach have always been based on working with our clients to understand and achieve their business objectives. Client representatives play an active and important role throughout the engagement and are integrated into our project teams. This client involvement helps ensure that the solutions accurately reflect our clients' objectives and have the support of critical client constituencies. In most cases, we further align our interests with our clients' interests by entering into fixed-price, fixed-timeframe contracts. Occasionally we enter into bonus arrangements with our clients. These types of contracts and arrangements create incentives for us to complete the project within budgeted timeframes and in a cost-effective manner.

     Rapid Delivery of Relevant Solutions. Rapid time-to-market is crucial to the effectiveness of an Internet solution. Each element of our solution helps reduce the time required to complete our client engagements and ensures the creation and delivery of strategies and solutions that are responsive to our clients' needs. By delivering our services in an integrated fashion, we reduce time-consuming and costly handoffs of project tasks. Our experience in delivering large-scale projects gives us the program management expertise to quickly coordinate numerous aspects of complex engagements. Our industry knowledge reduces our learning curve on new engagements, helps us to develop industry best practices and allows us to implement solutions more efficiently. Substantial client involvement reduces delays caused by difficulties in obtaining critical information and resources from our client and helps ensure that the solution addresses our client's needs.

SERVICES

     We provide the wide range of services required to identify, design, develop and deploy Internet strategies and solutions for Global 1000 companies and startup businesses. Our services enable rapid delivery of complex solutions for business-to-consumer and business-to-business electronic commerce, digital customer relationship management, supply chain optimization, electronic markets and Internet portals. The following descriptions highlight our core services.

     - Digital Business Strategy. Our digital business strategy development services enable our clients to launch, or transform their existing business into, Internet-based businesses. We help our clients define their Internet strategy, including immediate and long-term objectives for their customers, brands, business models and organizations. We also work with clients to develop change management practices that help align their organizational structure and processes with their Internet strategies.

     - Experience Modeling. An important component in a successful Internet solution is understanding the patterns of behavior that reveal and influence the nature of the users' experience. Our researchers use a wide range of innovative observation techniques to understand both on-line and off-line end-user experiences for our clients. This understanding enables us to deliver strategies to help clients model and plan new customer interaction experiences. We believe that our experience modeling helps our clients compete in the new digital economy by delivering compelling user experiences, effective market positioning and relevant brand identities. Our experience modeling services have been enhanced by our October 1999 acquisition of E.Lab, L.L.C., a leading experience-based research firm.

     - Creative Design. We have extensive experience in developing visual and interactive content and creating electronic brand experiences that enhance and extend our clients' relationships with their customers. Our creative design services assess and analyze our clients' existing brands, identify opportunities and provide user-focused solutions that are appropriate and relevant to the customer-controlled Internet environment. We believe that this helps our clients build sustainable, long-term relationships with their customers.

     - Technology Development and Systems Integration. Using our extensive in-depth knowledge of the Internet and emerging technologies, we translate strategic, creative and business requirements into sophisticated and functional technology platforms in short timeframes. Recognizing that technical infrastructure is the foundation for clients' Internet solutions, we develop infrastructures that are reliable, robust, secure and scalable. Our principal technology services include the design, architecture and development of electronic commerce platforms, digital customer relationship management systems, supply chain collaboration systems, electronic markets and exchanges and Internet portals, as well as the implementation of enterprise middleware and the integration of Internet solutions with legacy systems.

     - Integrated Engagement Leadership. The execution of large-scale, multidisciplinary Internet solutions in a fixed timeframe requires significant expertise in project and program management. Our integrated engagement leadership approach enables us to effectively manage the relationships, complexities and risks associated with large-scale, multidisciplinary engagements. This allows us to plan, scope, manage and deliver projects in a coordinated manner. We believe that our integrated engagement leadership results in more successful engagements and enhances client satisfaction with the entire process.

     Our proprietary methodology, One Team, provides a framework of processes, tools and best practices that we use to deliver our services. We believe that One Team benefits our clients by providing an ability for us and our clients to work together as an integrated team to understand and anticipate specific client needs; work effectively in short timeframes to meet deadlines; set clearly-defined pricing for each phase of a project; and successfully manage the project and flow of information through all phases of an engagement.

SELLING AND MARKETING

     The role of Sapient's marketing program is to create and sustain preference and loyalty for Sapient as a leading e-services consultancy. Marketing is performed at the corporate and business unit levels. The corporate marketing department has overall responsibility for communications, advertising, public relations and our website and also engineers and oversees central marketing and communications programs for use by each of our business units.

     Our dedicated marketing personnel within the business units undertake a variety of marketing activities, including sponsoring focused multi-client events to demonstrate our thought leadership, sponsoring and participating in targeted conferences and holding private briefings with individual companies. All of our sales professionals are organized along our five industry business units. We believe that the industry focus of our sales professionals and our business unit marketing personnel enhances their knowledge and expertise in these industries and will generate additional client engagements.

     We generally enter into written commitment letters with our clients at or around the time we commence work on a project. These commitment letters typically contemplate that Sapient and the client will subsequently enter into a more detailed agreement, although the client's obligations under the commitment letter are not conditioned upon the execution of the later agreement. These written commitments and subsequent agreements contain varying terms and conditions and we do not generally believe it is appropriate to characterize them as consisting of backlog. In addition, because these written commitments and agreements often provide that the arrangement can be terminated with limited advance notice or penalty, we do not believe the projects in process at any one time are a reliable indicator or measure of expected future revenues.

PEOPLE AND CULTURE

     We have developed a strong corporate culture that is critical to our success. Our key values are client-focused delivery; leadership; long-term relationships; creativity; openness; and professional growth.

     To encourage the achievement of these values, we reward teamwork and promote individuals who demonstrate these values. Also, we have an intensive orientation program for new employees to introduce our core values and a number of internal communications and training initiatives defining and promoting these core values. We believe that our growth and success are attributable in large part to the high caliber of our employees and our commitment to maintain the values on which our success has been based.

     There is significant competition for employees with the skills required to perform the services we offer. We believe that we have been successful in our efforts to attract and retain employees, in part because of our emphasis on our core values, training and professional growth. We intend to continue to recruit, hire and promote employees who share our values.

     As of December 31, 1999, we had 2,111 full-time employees, comprised of 1,666 project personnel, 363 employees in general and administration and 82 employees in sales and marketing. None of our employees are subject to a collective bargaining agreement. We believe that we have good relationships with our employees.

COMPETITION

     The markets for the services we provide are highly competitive. We believe that we currently compete principally with strategy consulting firms, Internet professional services firms, systems integration firms, technology vendors and internal information systems groups. Many of the companies that provide services in our markets have significantly greater financial, technical and marketing resources than we do and generate greater revenues and have greater name recognition than we do. In addition, there are relatively low barriers to entry into our markets and we have faced, and expect to continue to face, competition from new entrants into our markets.

     We believe that the principal competitive factors in our markets include: ability to integrate strategy, experience modeling, creative design and technology services; quality of service, speed of delivery and price; industry knowledge; sophisticated project and program management capability; and Internet technology expertise and talent.

     We believe that we compete favorably when considering these factors and that our extensive experience in managing large-scale initiatives, multidisciplinary approach to delivering solutions, in-depth industry knowledge and partnership approach with clients distinguish us from our competitors.

INTELLECTUAL PROPERTY RIGHTS

     We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws, to protect our proprietary rights. We enter into confidentiality agreements with our employees, generally require that our consultants and clients enter into such agreements, and limit access to and distribution of our proprietary information. There can be no assurance that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

     Our business involves the development of technology solutions for specific client engagements. Ownership of these solutions is the subject of negotiation and is frequently assigned to the client, although we may retain a license for certain uses. Some clients have prohibited us from marketing the solutions developed for them for specified periods of time or to specified third parties and there can be no assurance that clients will not demand similar or other restrictions in the future. Issues relating to the ownership of and rights to use solutions can be complicated and there can be no assurance that disputes will not arise that affect our ability to resell or reuse such solutions.

RISK FACTORS

     The following important factors, among others, could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time.

IF BUSINESSES DO NOT INCREASE THEIR USE OF THE INTERNET AS A MEANS FOR CONDUCTING COMMERCE, OUR REVENUES WILL BE ADVERSELY AFFECTED

     Our future success depends heavily on the increased acceptance and use of the Internet as a means for conducting commerce. We focus our services on the development and implementation of Internet strategies and solutions. If commerce on the Internet does not continue to grow, or grows more slowly than expected, our revenue growth would slow or decline and our business, financial condition and results of operations would be materially adversely affected. Consumers and businesses may delay adoption of the Internet as a viable medium for commerce for a number of reasons, including:

     - inadequate network infrastructure;

     - delays in the development of Internet enabling technologies and performance improvements;

     - delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity;

     - delays in the development of security and authentication technology necessary to effect secure transmission of confidential information;

     - changes in, or insufficient availability of, telecommunications services to support the Internet; and

     - failure of companies to meet their customers' expectations in delivering goods and services over the Internet.

IF WE DO NOT ATTRACT AND RETAIN QUALIFIED PROFESSIONAL STAFF, WE MAY NOT BE ABLE TO ADEQUATELY PERFORM OUR CLIENT ENGAGEMENTS AND COULD BE LIMITED IN ACCEPTING NEW CLIENT ENGAGEMENTS

     Our business is labor intensive and our success will depend in large part upon our ability to attract, retain, train and motivate highly skilled employees. Because of the rapid growth of the Internet, there is intense competition for employees who have strategic, experience modeling, creative design, technical and program management experience. In addition, the Internet has created many opportunities for people with the skills we seek to form their own companies or join startup companies and these opportunities frequently offer the potential for significant future financial profit through equity incentives which we cannot match. We may not be successful in attracting a sufficient number of highly skilled employees in the future, or in retaining, training and motivating the employees we are able to attract. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements.

IF WE DO NOT MANAGE OUR GROWTH EFFECTIVELY, OUR OPERATING RESULTS WILL BE ADVERSELY AFFECTED

     Our growth has placed significant demands on our management and other resources. Our revenues increased approximately 68% from $164.9 million in 1998 to $276.8 million in 1999. Our staff increased from 1,492 full-time employees at December 31, 1998 to 2,111 at December 31, 1999. Our future success will depend on our ability to manage our growth effectively, including by:

     - developing and improving our operational, financial and other internal systems;

     - integrating and managing acquired businesses, joint ventures and strategic investments;

     - training, motivating and managing our employees;

     - estimating fixed-price fees and project timeframes accurately;

     - maintaining high rates of employee utilization; and

     - maintaining project quality and client satisfaction.

     Our management has limited experience managing a business of Sapient's current size. If we are unable to manage our growth and projects effectively, the quality of our services and products, our ability to retain key personnel and our business, financial condition and results of operations may be materially adversely affected.

WE HAVE SIGNIFICANT FIXED OPERATING COSTS, WHICH MAY BE DIFFICULT TO ADJUST IN RESPONSE TO UNANTICIPATED FLUCTUATIONS IN REVENUES

     A high percentage of our operating expenses, particularly personnel and rent, are fixed in advance of any particular quarter. As a result, unanticipated variations in the number, or progress toward completion, of our projects may cause significant variations in operating results in any particular quarter and could have a material adverse effect on operations for that quarter.

     An unanticipated termination of a major project, a client's decision not to proceed with a project we anticipated, or the completion during a quarter of several major client projects could require us to maintain underutilized employees and could therefore have a material adverse effect on our business, financial condition and results of operations. Our revenues and earnings may also fluctuate from quarter to quarter based on such factors as:

     - the contractual terms and timing of completion of projects;

     - any delays incurred in connection with projects;

     - the adequacy of provisions for losses and bad debts;

     - the accuracy of our estimates of resources required to complete ongoing projects; and

     - general economic conditions.

INTERNATIONAL EXPANSION OF OUR BUSINESS COULD RESULT IN FINANCIAL LOSSES DUE TO CHANGES IN FOREIGN ECONOMIC CONDITIONS OR FLUCTUATIONS IN CURRENCY AND EXCHANGE RATES

     We expect to continue to expand our international operations. We currently have offices in the United Kingdom and Australia and have recently commenced a joint venture in Italy. We have limited experience in marketing, selling and providing our services internationally. International operations are subject to other inherent risks, including:

     - recessions in foreign countries;

     - fluctuations in currency exchange rates;

     - the scheduled conversion to the euro by most European Union members;

     - difficulties and costs of staffing and managing foreign operations;

     - reduced protection for intellectual property in some countries;

     - political instability or changes in regulatory requirements; and

     - U.S. imposed restrictions on the import and export of technologies.

THE INCREASED SIZE AND COMPLEXITY OF THE SOLUTIONS WE ARE IMPLEMENTING MAKES IT MORE LIKELY THAT WE WILL FAIL TO SATISFY CLIENT EXPECTATIONS, WHICH WOULD DAMAGE OUR REPUTATION AND BUSINESS

     The average dollar size of our solutions has grown significantly, while the timeframe for delivering solutions has generally decreased. As our client engagements become larger and more complex and must be completed in shorter timeframes, it becomes more difficult to manage the development process and the likelihood and consequences of any mistakes increase. Any inability by us to complete client solutions in a timely manner, any defects contained in the solutions we deliver and any other failure by us to achieve client expectations, would have a material adverse effect on our reputation with the affected client and generally within our industry and could have a material adverse effect on our business, results of operations or financial condition.

WE ENTER INTO FIXED-PRICE CONTRACTS AND COULD LOSE MONEY ON THESE CONTRACTS

     Most of our projects are based on fixed-price, fixed-timeframe contracts, rather than contracts in which payment to us is determined on a time and materials basis. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price, fixed-timeframe contract was based could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We have been required to commit unanticipated additional resources to complete projects in the past, which has resulted in losses on those contracts. We recognize that we will experience similar situations in the future and that the consequences could be more severe than in the past due to the increased size and complexity of our solutions. In addition, for some projects we may fix the price at an early stage of the process, which could result in a fixed price that turns out to be too low and therefore would adversely affect our profitability.

WE DEPEND HEAVILY ON A LIMITED NUMBER OF CLIENT PROJECTS, THE LOSS OF ANY WOULD ADVERSELY AFFECT OUR OPERATING RESULTS

     We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients for whom we perform large projects. In 1999, our five largest clients accounted for approximately 22% of our revenues, with one client accounting for more than 5% of our revenues. In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter. The loss of any principal client for any reason, including as a result of the acquisition of that client by another entity, could have a material adverse effect on our business, financial condition and results of operations.

IF WE ARE UNABLE TO ACHIEVE ANTICIPATED BENEFITS FROM ACQUISITIONS, JOINT VENTURES AND STRATEGIC INVESTMENTS, OUR BUSINESS COULD BE ADVERSELY AFFECTED

     During the past three years, we have completed four acquisitions and entered into one joint venture. The anticipated benefits from these and future acquisitions, joint ventures and strategic investments may not be achieved. For example, when we acquire a company, we cannot be certain that customers of the acquired business will continue to do business with us or that employees of the acquired business will continue their employment or become well integrated into our operations and culture. The identification, consummation and integration of acquisitions, joint ventures and strategic investments requires substantial attention from management. The diversion of the attention of management relating to these activities, as well as any difficulties encountered in the integration process, could have an adverse impact on our business, financial condition and results of operations.

IF CLIENTS UNEXPECTEDLY TERMINATE THEIR CONTRACTS FOR OUR SERVICES, OUR BUSINESS COULD BE ADVERSELY AFFECTED

     Some of our contracts can be canceled by the client with limited advance notice and without significant penalty. Termination by any client of a contract for our services could result in a loss of expected revenues and additional expenses for staff which were allocated to that client's project. The cancellation or a significant reduction in the scope of a large project could have a material adverse effect on our business, financial condition and results of operations.

OUR STOCK PRICE IS VOLATILE AND MAY RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS

     The trading price of our common stock could be subject to wide fluctuations in response to:

     - quarterly variations in operating results and our achievement of key business metrics;

     - changes in earnings estimates by securities analysts;

     - any differences between reported results and securities analysts' published or unpublished expectations;

     - announcements of new contracts or service offerings by us or our competitors;

     - market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors; and

     - general economic or stock market conditions unrelated to our operating performance.

     In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management attention and resources.

IF WE DO NOT KEEP PACE WITH TECHNOLOGICAL CHANGES, OUR COMPETITIVE POSITION WILL SUFFER

     Our markets and the technologies used in our solutions are characterized by rapid technological change. Failure to respond in a timely and cost-effective way to these technological developments would have a material adverse effect on our business, financial condition and results of operations. We expect to derive a substantial portion of our revenues from providing Internet solutions that are based upon leading technologies and that are capable of adapting to future technologies. As a result, our success will depend on our ability to offer services that keep pace with continuing changes in technology, evolving industry standards and changing client preferences. We may not be successful in addressing future developments on a timely basis. Our failure to keep pace with the latest technological developments would have a material adverse effect on our business, financial condition and results of operations.

WE FACE SIGNIFICANT COMPETITION IN MARKETS THAT ARE NEW AND RAPIDLY CHANGING

     The markets for the services we provide are highly competitive. We believe that we currently compete principally with strategy consulting firms, Internet professional services firms, systems integration firms, technology vendors and internal information systems groups. Many of the companies that provide services in our markets have significantly greater financial, technical and marketing resources than we do and generate greater revenues and have greater name recognition than we do. In addition, there are relatively low barriers to entry into our markets and we have faced, and expect to continue to face competition from new entrants into our markets.

     We believe that the principal competitive factors in our markets include:

     - ability to integrate strategy, experience modeling, creative design and technology services;

     - quality of service, speed of delivery and price;

     - industry knowledge;

     - sophisticated project and program management capability; and

     - Internet technology expertise and talent.

     We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including:

     - the ability of our competitors to hire, retain and motivate professional staff;

     - the development by others of Internet services or software that is competitive with our solutions; and

     - the extent of our competitors' responsiveness to client needs.

     There can be no assurance that we will be able to compete successfully in our markets.

GOVERNMENT REGULATION COULD INTERFERE WITH THE ACCEPTANCE OF THE INTERNET AND ELECTRONIC COMMERCE, WHICH WOULD ADVERSELY AFFECT THE DEMAND FOR OUR SERVICES

     Any new laws and regulations applicable to the Internet and electronic commerce that are adopted by federal, state or foreign governments could dampen the growth of the Internet and decrease its acceptance as a commercial medium. If this occurs, companies may decide in the future not to pursue Internet initiatives, which would decrease demand for our services. A decrease in the demand for our services would have a material adverse effect on our business, financial condition and results of operations.

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY METHODOLOGY, OUR BUSINESS COULD BE ADVERSELY AFFECTED

     Our success depends, in part, upon our proprietary methodology and other intellectual property rights. We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. We enter into confidentiality agreements with our employees, generally require that our consultants and clients enter into these agreements, and limit access to and distribution of our proprietary information. There can be no assurance that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. In addition, although we believe that our services and products do not infringe on the intellectual property rights of others, there can be no assurance that infringement claims will not be asserted against us in the future, or that if asserted that any infringement claim will be successfully defended. A successful claim against us could materially adversely affect our business, financial condition and results of operations.

WE MAY NOT HAVE THE RIGHT TO RESELL OR REUSE SOLUTIONS DEVELOPED FOR SPECIFIC CLIENTS

     A portion of our business involves the development of technology solutions for specific client engagements. Ownership of these solutions is the subject of negotiation and is frequently assigned to the client, although we may retain a license for certain uses. Some clients have prohibited us from marketing the applications developed for them for specified periods of time or to specified third parties and there can be no assurance that clients will not demand similar or other restrictions in the future. Issues relating to the ownership of and rights to use solutions can be complicated and there can be no assurance that disputes will not arise that affect our ability to resell or reuse these solutions. Any limitation on our ability to resell or reuse a solution could require us to incur additional expenses to develop new solutions for future projects.

OUR CO-CHAIRMEN AND CO-CEOS HAVE SIGNIFICANT VOTING POWER AND MAY EFFECTIVELY CONTROL THE OUTCOME OF ANY STOCKHOLDER VOTE

     Jerry A. Greenberg and J. Stuart Moore, our co-Chairmen of the Board of Directors and co-Chief Executive Officers, together own approximately 35.7% of our common stock. As a result, they have the ability to substantially influence, and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient even if such a change of control would benefit other investors.

WE ARE DEPENDENT ON OUR KEY PERSONNEL

     Our success will depend in large part upon the continued services of a number of key employees, including Messrs. Greenberg and Moore. Our employment contracts with Messrs. Greenberg and Moore and with our other key personnel provide that employment is terminable at will by either party. The loss of the services of either of Messrs. Greenberg or Moore or of one or more of our other key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, if one or more of our key employees resigns from Sapient to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations. In the event of the loss of any personnel, there can be no assurance that we would be able to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures by such personnel.

OUR CORPORATE GOVERNANCE PROVISIONS MAY DETER A FINANCIALLY ATTRACTIVE TAKEOVER ATTEMPT

     Provisions of our charter and by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders would receive a premium for their shares. These provisions include the following:

     - any action that may be taken by stockholders must be taken at an annual or special meeting and may not be taken by written consent;

     - stockholders must comply with advance notice requirements before raising a matter at a meeting of stockholders or nominating a director for election;

     - a chairman of the board or a chief executive officer are the only ones who may call a special meeting of stockholders;

     - our board of directors is staggered into three classes and the members may be removed only for cause upon the affirmative vote of holders of at least two-thirds of the shares entitled to vote; and

     - our board of directors has the authority, without further action by the stockholders, to fix the rights and preferences of and issue shares of preferred stock.

     Provisions of Delaware law may also discourage, delay or prevent someone from acquiring us or merging with us.

ITEM 2.  PROPERTIES

     Our headquarters and principal administrative, finance, selling and marketing operations are located in approximately 110,000 square feet of leased office space in Cambridge, Massachusetts. We also lease offices in New York (2), San Francisco (4), Chicago (2), Atlanta (2), Dallas, Los Angeles, Washington D.C., Denver, Houston, London and Sydney.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

EXECUTIVE OFFICERS OF SAPIENT

     Below are the name, age and principal occupations for the last five years of each current executive officer of Sapient. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Sheeroy D. Desai............   33  Mr. Desai joined Sapient in 1991 and has served as
                                   Executive Vice President since September 1994 and as
                                   co-Chief Operating Officer since October 1999. Mr.
                                   Desai is responsible for our five industry business
                                   units and our two international units. He also oversees
                                   the hiring and people strategy organizations.
Edward G. Goldfinger........   38  Mr. Goldfinger joined Sapient in November 1999 and has served as Chief Financial Officer since January 2000.
                                   Prior to joining Sapient, Mr. Goldfinger served as Vice
                                   President and Chief Financial Officer of Pepsi-Cola
                                   International for the South American and Caribbean
                                   regions from October 1997 until November 1999. From
                                   October 1990 to October 1997, Mr. Goldfinger served as
                                   Director of Strategic Planning and in other positions
                                   for Pepsi-Cola International and PepsiCo.
Jerry A. Greenberg..........   34  Mr. Greenberg co-founded Sapient in 1991 and has served as Co-Chairman of the Board of Directors and Co-Chief
                                   Executive Officer and as a director since Sapient's
                                   inception.
J. Stuart Moore.............   38  Mr. Moore co-founded Sapient in 1991 and has served as
                                   Co-Chairman of the Board of Directors and Co-Chief
                                   Executive Officer and as a director since Sapient's
                                   inception.

Bruce D. Parker.............   52  Mr. Parker joined Sapient in December 1999 as an
                                   Executive Vice President. Mr. Parker has been a
                                   director of Sapient since September 1995. Prior to
                                   joining Sapient, Mr. Parker served as Senior Vice
                                   President and Chief Information Officer at United
                                   Airlines, Inc. from December 1997 until December 1999.
                                   From September 1994 to December 1997, Mr. Parker was
                                   Senior Vice President -- Management Information Systems
                                   and Chief Information Officer at Ryder System Inc., a
                                   transportation company.
Merle Sprinzen..............   45  Ms. Sprinzen joined Sapient in February 2000 as Chief
                                   Marketing Officer. Prior to joining Sapient, Ms.
                                   Sprinzen served as Global Director of Marketing and
                                   Communications for Electronic Commerce and in other
                                   capacities for Andersen Consulting from 1995 to 2000.
Desmond P. Varady...........   34  Mr. Varady joined Sapient in October 1993. He became
                                   Executive Vice President in April 1999 and co-Chief
                                   Operating Officer in October 1999. Mr. Varady served as
                                   a Vice President from September 1994 to April 1998 and
                                   as Senior Vice President until April 1999. Mr. Varady
                                   is responsible for Sapient's five core disciplines. He
                                   also oversees Sapient's innovation efforts, company
                                   culture and One Team, Sapient's integrated
                                   multidisciplinary process and knowledge management
                                   approach.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)(1) Market Price of Common Stock

     Our common stock is quoted on the Nasdaq National Market System under the symbol "SAPE". The following table sets forth for the periods indicated the high and low intraday sale prices for our common stock, and has been adjusted to reflect the two-for-one stock splits effected as 100 percent stock dividends paid on March 9, 1998 and November 5, 1999.

                                                     HIGH       LOW
                                                    -------    ------
1998
  First Quarter...................................  $ 24.00    $14.53
  Second Quarter..................................  $ 28.94    $18.50
  Third Quarter...................................  $ 31.00    $13.69
  Fourth Quarter..................................  $ 34.50    $12.13
1999
  First Quarter...................................  $ 41.44    $25.63
  Second Quarter..................................  $ 39.25    $25.50
  Third Quarter...................................  $ 54.38    $23.88
  Fourth Quarter..................................  $141.25    $41.75

     On March 10, 2000, the last reported sale price of our common stock was $114.0625 per share. As of March 10, 2000, there were approximately 337 holders of record of our common stock.

     (a)(2) Recent Sales of Unregistered Securities

     In connection with our acquisition of E.Lab L.L.C. (E.Lab) in October 1999, we issued a total of 88,044 shares of our common stock on October 8, 1999 to the former members of E.Lab in exchange for substantially all of the assets of E.Lab. The issuance of such shares was exempt from registration requirements pursuant to Section 4(2) of the Securities Act because it did not involve a public offering of securities.

     (b) Use of Proceeds. There has been no change to the information previously provided by Sapient on Form SR for the period ended July 3, 1996, as amended to date, relating to securities sold by Sapient pursuant to Registration Statements on Form S-1 (Registration Nos. 333-1586 and 333-3204), both of which were declared effective on April 3, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 1999 and the Statement of Income Data for the year ended December 31, 1999 have been derived from the Consolidated Financial Statements for such year, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The Balance Sheet Data at December 31, 1998, 1997, 1996 and 1995 and the Statement of Income Data for the years ended December 31, 1998, 1997, 1996 and 1995 have been derived from the Consolidated Financial Statements for such years, which have been audited by KPMG LLP, independent auditors.

                                                       YEARS ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           1999        1998       1997       1996       1995
                                         --------    --------    -------    -------    -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA(1):
Revenues...............................  $276,844    $164,872    $92,027    $49,795    $24,481
Operating expenses:
  Project personnel costs..............   134,638      80,543     44,623     23,329     11,723
  Selling and marketing................    21,429      11,269      6,074      2,453      1,129
  General and administrative...........    69,388      41,675     22,571     14,216      6,733
  Amortization of intangible assets....     2,284         687         --         --         --
  Stock-based compensation.............     2,029       4,499         --        260         --
  In-process research and
     development.......................        --      11,100         --         --         --
  Acquisition costs....................     2,340          --        560         --         --
                                         --------    --------    -------    -------    -------
          Total operating expenses.....   232,108     149,773     73,828     40,258     19,585
                                         --------    --------    -------    -------    -------
Income from operations.................    44,736      15,099     18,199      9,537      4,896
Interest income........................     4,227       2,925      2,058      1,098         13
                                         --------    --------    -------    -------    -------
Income before income taxes and net
  equity loss from investee............    48,963      18,024     20,257     10,635      4,909
Income taxes...........................    18,506       8,660      7,703      3,936      1,995
                                         --------    --------    -------    -------    -------
Income before net equity loss from
  investee.............................    30,457       9,364     12,554      6,699      2,914
Net equity loss from investee..........       157          --         --         --         --
                                         --------    --------    -------    -------    -------
Net income.............................  $ 30,300    $  9,364    $12,554    $ 6,699    $ 2,914
                                         ========    ========    =======    =======    =======
Basic net income per share.............  $   0.54    $   0.18    $  0.25    $  0.15    $  0.08
                                         ========    ========    =======    =======    =======
Diluted net income per share...........  $   0.48    $   0.16    $  0.23    $  0.13    $  0.07
                                         ========    ========    =======    =======    =======
Weighted average common shares.........    55,709      52,228     49,574     44,844     36,550
Weighted average common share
  equivalents..........................     7,104       5,174      4,166      4,850      5,702
                                         --------    --------    -------    -------    -------
Weighted average common shares and
  common share equivalents.............    62,813      57,402     53,740     49,694     42,252
                                         ========    ========    =======    =======    =======

                                                             DECEMBER 31,
                                         -----------------------------------------------------
                                           1999        1998       1997       1996       1995
                                         --------    --------    -------    -------    -------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital........................  $257,251    $121,779    $76,409    $66,369    $ 5,785
Total assets...........................   343,189     182,955     98,867     80,077     12,893
Long-term debt, less current portion...        --          --         --         --        189
Total stockholders' equity(2)..........   304,959     154,814     82,307     66,969      5,595

---------------
 (1) This selected consolidated financial data gives retroactive effect to our acquisition of Adjacency, Inc. (Adjacency) in March 1999 and EXOR Technologies, Inc. (EXOR) in December 1997, which have been accounted for as a pooling of interests. As a result of these business combinations, the financial information shown above has been restated to include the accounts and results of operations of Adjacency and EXOR for all periods presented. See Note 12 of Notes to Consolidated Financial Statements.

 (2) We have never declared or paid any cash dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading e-services consultancy providing Internet strategy consulting and sophisticated Internet-based solutions to Global 1000 companies and startup businesses. These solutions focus on large-scale and complex business-to-consumer and business-to-business electronic commerce, digital customer relationship management, supply chain optimization, electronic markets and Internet portals. We provide end-to-end solutions to our clients using multidisciplinary teams. We deliver our solutions primarily through five industry business units and primarily on a fixed-price, fixed-timeframe basis. Founded in 1991 as a Delaware corporation, we have experienced revenue growth in each of the last nine years. We currently have approximately 2,100 employees in offices in Cambridge, Massachusetts, New York, San Francisco, Chicago, Atlanta, Dallas, Los Angeles, Washington D.C., Denver, Houston, London, England and Sydney, Australia.

     Our revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter.

     Our financial statements have been restated for all periods presented to reflect a two-for-one stock split distributed on March 9, 1998 and a two-for-one stock split distributed on November 5, 1999.

     On December 15, 1997, we acquired all of the outstanding common stock of EXOR in exchange for 1,223,476 shares of our common stock. Our financial statements have been restated for all periods presented to reflect the acquisition of EXOR, which has been accounted for as a pooling-of-interests.

     On August 25, 1998, we acquired Studio Archetype, Inc. (Studio Archetype) in exchange for 996,628 shares of common stock and $250,000 in cash. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. Studio Archetype's results of operations are included in our results of operations from the date of acquisition.

     On March 29, 1999, we acquired all of the outstanding common stock of Adjacency in exchange for 1,581,348 shares of our common stock. Our financial statements have been restated for all periods presented to reflect the acquisition of Adjacency, which has been accounted for as a pooling-of-interests. Costs, which consist primarily of investment banking, accounting and legal fees related to the acquisition approximated $2.3 million, have been reflected in the consolidated statement of income for the year ended December 31, 1999.

     In September 1999, we commenced a joint venture, Sapient & Cuneo SRL, in Milan, Italy. The joint venture will provide e-services in Italy to Italian-based businesses.

     On October 8, 1999, we acquired substantially all of the assets of E.Lab in exchange for 88,044 shares of common stock and the assumption of certain liabilities of E.Lab. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. E.Lab's results of operations are included in our results of operations from the date of acquisition.

     On November 19, 1999, we completed a public offering of common stock, which resulted in the issuance of 1,114,600 shares of common stock. Proceeds to Sapient, net of underwriting discounts and costs of the offering, were approximately $83.3 million.

     In connection with the acquisition of Adjacency, we assumed the outstanding options granted under the Adjacency 1998 Stock Option Plan (the "Adjacency Plan"). The Adjacency Plan was originally adopted by Adjacency in 1998 and provided for the grant of stock options up to an aggregate of 4,000,000 shares of Class B common stock of Adjacency. In November 1998, prior to the acquisition, Adjacency had granted a total of 437,000 options to its employees at exercise prices between $2.36 and $12.15 per share. The shares vested ratably over three years starting on the date of employment, except for certain employees who were granted accelerated vesting upon a change-in-control of Adjacency. The total compensation charge to be taken over the vesting period is approximately $7.2 million, resulting from the fact that the options were granted at below fair market value. The charge in the fourth quarter of 1998 of approximately $4.5 million was the result of certain employees being substantially vested by December 31, 1998. A charge of approximately $1.7 million in the first quarter of 1999 was the result of the change-in-control provisions. Beyond the first quarter of 1999, we expect the compensation expense to be approximately $100,000 per quarter for the next seven quarters. Stock-based compensation was approximately $2.0 million for the year ended December 31, 1999. As a result of the acquisition, we have assumed the obligations related to options to purchase 126,508 shares of our common stock. No further grants may be made pursuant to the Adjacency Plan, and previously outstanding options remain outstanding, and are exercisable for shares of our common stock.

     In connection with the acquisition of Studio Archetype in the third quarter of 1998, the Company allocated $11.1 million to in-process technology and recorded a corresponding income tax benefit of $4.2 million. This allocation represents the estimated fair value of such technology based on risk-adjusted cash flows related to the development of projects that had not reached technological feasibility at the time of the acquisition and with respect to which the in-process research and development had no alternative future uses. Accordingly, this allocation was charged to expense as of the acquisition date.

     The Company allocated values to the acquired in-process research and development projects by identifying significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of Studio Archetype's next-generation enterprise-wide suite of development, scheduling, bug tracking and content management applications. The integrated solution is comprised of the following technologies: content management systems (CMS), an Intranet, an Extranet, an Issues Server and an on-line User Interface Lab (UI
Lab) which together allow developers and clients to access prototypes and trial deliverables and fully integrates user interface tools with client server, advanced database and legacy systems. The CMS, Intranet and Extranet components of the system were released in June 1999. The UI Lab was completed in March 1999 and the Issue Server was completed in September 1999. The integrated solution is a comprehensive enterprise scale system. All components of the in-process R&D project acquired by us with the acquisition of Studio Archetype are presently being piloted on several client projects with the anticipation of rolling-out the integrated, enterprise-wide solution in 2000. At the time of the acquisition, expenditures on these projects were approximately $2.5 million, and estimated costs to complete these projects were expected to total approximately $625,000. The nature of the efforts to develop the acquired in-process technology into commercially viable products and services principally related to the completion of all planning, designing, prototyping, verification, and testing activities that were necessary to establish that the proposed technologies met their design specifications including functional, technical, and economic performance requirements. The efforts to develop the purchased in-process technology also included testing of the technology for compatibility and interoperability with other applications. The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting them to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Studio Archetype and its competitors. We did not experience any material variations in costs to complete or completion dates from our initial assumptions. Following the acquisition of Studio Archetype, Studio Archetype was fully integrated into our operations, making the isolation of specific revenues attributable to the in-process technologies difficult. However, nothing has occurred to materially change our expectations with respect to the underlying assumptions used in projecting the expected future revenues associated with this in-process R&D.

     The rates utilized to discount the net cash flows to their present value were based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, discount rates of 25 to 30 percent were utilized for the business enterprise and for the in-process research and development. The Company believes that these discount rates were commensurate with Studio Archetype's stage of development, the uncertainties in the economic estimates described above, the inherent uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, and the uncertainty of future technological advances at that time.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues of some items included in our Consolidated Statements of Income:

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                          --------------------
                                                          1999    1998    1997
                                                          ----    ----    ----
Revenue.................................................  100%    100%    100%
Operating expenses:
  Project personnel costs...............................   48      49      48
  Selling and marketing.................................    8       7       7
  General and administrative............................   25      25      25
  Amortization of intangible assets.....................    1      --      --
  Stock-based compensation..............................    1       3      --
  In process research and development...................   --       7      --
  Acquisition costs.....................................    1      --      --
                                                          ---     ---     ---
          Total operating expenses......................   84      91      80
                                                          ---     ---     ---
Income from operations..................................   16       9      20
Interest income.........................................    2       2       2
                                                          ---     ---     ---
Income before income taxes and net equity loss from
  investee..............................................   18      11      22
Income taxes............................................    7       5       8
                                                          ---     ---     ---
Income before net equity loss from investee.............   11       6      14
Net equity loss from investee...........................   --      --      --
                                                          ---     ---     ---
Net income..............................................   11%      6%     14%
                                                          ===     ===     ===

YEARS ENDED DECEMBER 31, 1999 AND 1998

  Revenues

     Revenues for 1999 increased 68% over revenues for 1998. The increase in revenues was due to an increase in the number and size of client projects. In 1999, our five largest clients accounted for approximately 22% of our revenues; no client accounted for more than 10% of such revenues and one client accounted for more than 5% of such revenues. In 1998, our five largest clients accounted for approximately 30% of our revenues; no clients accounted for more than 10% of such revenues and four clients each accounted for more than 5% of such revenues.

  Project Personnel Costs

     Project personnel costs consist principally of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense we incur in providing our services. The increase in project personnel costs for the year ended December 31, 1999 was primarily due to an increase in project personnel from 1,188 at December 31, 1998 to 1,666 at December 31, 1999 and corresponds to the increase in revenues. Project personnel costs decreased slightly as a percentage of revenues to 48% in 1999 from 49% in 1998.

  Selling and Marketing

     Selling and marketing expenses consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel and promotional expenses. Selling and marketing expenses increased as a percentage of revenues to 8% in 1999 from 7% in 1998. The increase was primarily due to investments that we made in a new brand identity during the second quarter of 1999 and also due to an advertising campaign launched in the third quarter of 1999. Selling and marketing personnel grew from 51 employees at December 31, 1998 to 82 employees at December 31, 1999.

  General and Administrative

     General and administrative expenses relate principally to salaries and employee benefits associated with our management, finance and administrative groups, including personnel devoted to recruiting and training project personnel and occupancy expenses. The increase in general and administrative expenses for 1999 compared to 1998 was primarily due to an increase in the number of employees hired during 1999, an increase in occupancy expenses related to significant expansion of our office space and increased depreciation costs related to our increased investments in property and equipment. General and administrative personnel grew from 253 employees at December 31, 1998 to 363 employees at December 31, 1999. Our total headcount increased from 1,492 at December 31, 1998 to 2,111 at December 31, 1999. Total occupancy at December 31, 1999 was approximately 613,000 square feet, compared to approximately 360,000 square feet at December 31, 1998. General and administrative costs as a percentage of revenues remained constant at 25% for both 1999 and 1998.

  Amortization of Intangible Assets

     Amortization of intangible assets consists primarily of amortization of marketing assets, customer lists, assembled workforce and goodwill resulting from the acquisitions of Studio Archetype and E.Lab. The increase in amortization of intangible assets costs for 1999 compared to 1998 was primarily due to a full year of amortization expense for Studio Archetype in 1999 compared to a partial year of expense in 1998. Also, amortization expense increased due to the E.Lab acquisition in the fourth quarter of 1999. Amortization periods range from four to seven years.

  Stock-Based Compensation

     Stock-based compensation consists of expenses associated with Adjacency stock options that were granted, prior to our acquisition of Adjacency, at below fair market value. The options were granted in November of 1998 with a three-year vesting schedule commencing on the date of employment. The charge in the fourth quarter of 1998 of approximately $4.5 million was the result of certain employees being substantially vested by December 31, 1998. A charge of approximately $1.7 million in the first quarter of 1999 was the result of change-in-control provisions. We expect the amount of this charge to be approximately $100,000 per quarter for the next seven quarters, or $400,000 annually.

  Acquisition Costs

     We incurred a charge of approximately $2.3 million in 1999 for costs associated with the Adjacency acquisition, which consisted primarily of investment banking, accounting and legal fees.

  Interest Income

     Interest income for 1999 and 1998 was derived primarily from investments of the proceeds from our public stock offerings, which were invested in tax exempt, short term municipal bonds, commercial paper and U.S. government securities.

  Provision for Income Taxes

     Income tax expense represents combined federal and state income taxes at an effective rate of 38% for 1999 and 48% for 1998. The higher effective rate in 1998 was the result of compensation expenses recorded by Adjacency in 1998, which were not tax deductible by us. Our effective tax rate may vary from period to period based on the Company's future expansion into areas with varying country, state, and local income tax rates and deductibility of certain costs and expenses by jurisdiction.

YEARS ENDED DECEMBER 31, 1998 AND 1997

  Revenues

     Our revenues for 1998 increased 79% over our revenues for 1997. The increase in revenues was due to an increase in the number and size of client projects. In 1998, our five largest clients accounted for approximately 30% of our revenues, with no client accounting for more than 10% of such revenues and four clients each accounted for more than 5% of such revenues. In 1997, our five largest clients accounted for approximately 31% of our revenues; no clients accounted for more than 10% of such revenues and three clients each accounted for more than 5% of such revenues.

  Project Personnel Costs

     Our project personnel costs were $80.5 million for 1998 and increased from $44.6 million in 1997. The increase in project personnel costs in 1998 was primarily due to an increase in project personnel from 692 at December 31, 1997 to 1,188 at December 31, 1998. Project personnel costs increased slightly as a percentage of revenues to 49% in 1998 from 48% in 1997.

  Selling and Marketing

     Selling and marketing expenses remained constant as a percentage of revenues at 7% for both 1998 and 1997. The dollar increase was mainly due to our decision to expand our selling and marketing group through hiring and a business acquisition. Selling and marketing personnel grew from 33 employees at December 31, 1997 to 51 employees at December 31, 1998.

  General and Administrative

     General and administrative expenses remained constant as a percentage of revenues at 25% for both 1998 and 1997 and were $41.7 million and $22.6 million, respectively. The dollar increase in general and administrative costs for 1998 compared to 1997 was primarily due to an increase in the incremental costs associated with the additional employees hired during 1998. General and administrative personnel grew from 113 employees at December 31, 1997 to 253 employees at December 31, 1998. Our total headcount increased from 838 at December 31, 1997 to 1,492 at December 31, 1998. Total occupancy at December 31, 1998 was approximately 360,000 square feet, compared to approximately 219,000 square feet at December 31, 1997.

  Amortization of Intangible Assets

     Amortization of intangible assets consists primarily of amortization of marketing assets, customer lists, assembled workforce and goodwill resulting from the acquisition of Studio Archetype. Amortization periods range from five to seven years.

  Stock-Based Compensation

     Stock-based compensation consist of expenses associated with Adjacency stock options that were granted, prior to our acquisition of Adjacency, at below fair market value. The options were granted in November of 1998 with a three-year vesting schedule commencing on the date of employment. A charge in the fourth quarter of 1998 of approximately $4.5 million was the result of certain employees being substantially vested by December 31, 1998.

  In-Process Research and Development

     In connection with the acquisition of Studio Archetype in the third quarter of 1998, we allocated $11.1 million to in-process technology and recorded a corresponding income tax benefit of $4.2 million. This allocation represents the estimated fair value of such technology based on risk-adjusted cash flows related to the development of projects that had not reached technological feasibility at the time of the acquisition and with respect to which the in-process research and development had no alternative future uses. Accordingly, this allocation was charged to expense as of the acquisition date.

  Acquisition Costs

     A charge of approximately $560,000 was recorded in 1997 for costs associated with the EXOR acquisition, which consisted primarily of investment banking, accounting and legal fees.

  Interest Income

     Interest income for 1998 and 1997 consisted of interest earned on the proceeds of our initial and follow-on public offerings of common stock, which were invested primarily in tax-exempt, short term municipal bonds.

  Provision for Income Taxes

     Income tax expense represents combined federal and state income taxes at an effective rate of 48% for 1998 and 38% for 1997. The increase in the effective rate in 1998 was the result of compensation expenses recorded by Adjacency in 1998, which were not tax deductible by us. Our effective tax rate may vary from period to period based on the Company's future expansion into areas with varying country, state, and local income tax rates and deductability of certain costs and expenses by jurisdiction.

QUARTERLY FINANCIAL RESULTS

     The following tables set forth a summary of our unaudited quarterly results of operations for 1999 and 1998. In the opinion of management, this information has been prepared on the same basis as the audited Consolidated Financial Statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

                                             THREE MONTHS ENDED (UNAUDITED)
                                     ----------------------------------------------
                                     MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                       1999         1999        1999         1999
                                     ---------    --------    ---------    --------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...........................   $57,793     $64,199      $73,029     $81,823
Operating expenses:
  Project personnel costs..........    28,334      30,618       35,669      40,017
  Selling and marketing............     3,974       5,411        5,927       6,117
  General and administrative.......    14,648      16,219       17,527      20,994
  Amortization of intangible
     assets........................       569         519          462         734
  Stock-based compensation.........     1,699         110          110         110
  Acquisition costs................     2,340          --           --          --
                                      -------     -------      -------     -------
          Total operating
            expenses...............    51,564      52,877       59,695      67,972
                                      -------     -------      -------     -------
Income from operations.............     6,229      11,322       13,334      13,851
Interest income....................       820         859          970       1,578
                                      -------     -------      -------     -------
Income before income taxes and net
  equity loss from investee........     7,049      12,181       14,304      15,429
Income taxes.......................     2,770       4,495        5,436       5,805
                                      -------     -------      -------     -------
Income before net equity loss from
  investee.........................     4,279       7,686        8,868       9,624
Net equity loss from investee......        --          --           --         157
                                      -------     -------      -------     -------
Net income.........................   $ 4,279     $ 7,686      $ 8,868     $ 9,467
                                      =======     =======      =======     =======
Basic net income per share.........   $  0.08     $  0.14      $  0.16     $  0.17
                                      =======     =======      =======     =======
Diluted net income per share.......   $  0.07     $  0.13      $  0.14     $  0.14
                                      =======     =======      =======     =======

                                             THREE MONTHS ENDED (UNAUDITED)
                                     ----------------------------------------------
                                     MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                       1998         1998        1998         1998
                                     ---------    --------    ---------    --------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...........................   $31,595     $36,420      $43,066     $53,791
Operating expenses:
  Project personnel costs..........    15,221      17,511       21,101      26,710
  Selling and marketing............     1,842       2,666        3,061       3,700
  General and administrative.......     8,271       8,726       10,683      13,995
  Amortization of intangible
     assets........................        --          --          128         559
  Stock-based compensation.........        --          --           --       4,499
  In-process research and
     development...................        --          --       11,100          --
                                      -------     -------      -------     -------
          Total operating
            expenses...............    25,334      28,903       46,073      49,463
                                      -------     -------      -------     -------
Income (loss) from operations......     6,261       7,517       (3,007)      4,328
Interest income....................       590         676          941         718
                                      -------     -------      -------     -------
Income (loss) before income
  taxes............................     6,851       8,193       (2,066)      5,046
Income taxes.......................     2,504       2,929         (668)      3,895
                                      -------     -------      -------     -------
Net income (loss)..................   $ 4,347     $ 5,264      $(1,398)    $ 1,151
                                      =======     =======      =======     =======
Basic net income (loss) per
  share............................   $  0.09     $  0.10      $ (0.03)    $  0.02
                                      =======     =======      =======     =======
Diluted net income (loss) per
  share............................   $  0.08     $  0.09      $ (0.03)    $  0.02
                                      =======     =======      =======     =======

                                             AS A PERCENTAGE OF TOTAL REVENUES
                                               THREE MONTHS ENDED (UNAUDITED)
                                       ----------------------------------------------
                                       MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                         1999         1999        1999         1999
                                       ---------    --------    ---------    --------
Revenues.............................     100%        100%         100%        100%
Operating expenses:
  Project personnel costs............      49          48           49          49
  Selling and marketing..............       7           8            8           7
  General and administrative.........      25          25           24          26
  Amortization of intangible
     assets..........................       1           1            1           1
  Stock-based compensation...........       3          --           --          --
  Acquisition costs..................       4          --           --          --
                                          ---         ---          ---         ---
          Total operating expenses...      89          82           82          83
                                          ---         ---          ---         ---
Income from operations...............      11          18           18          17
Interest income......................       1           1            2           2
                                          ---         ---          ---         ---
Income before income taxes and net
  equity loss from investee..........      12          19           20          19
Income taxes.........................       5           7            8           7
                                          ---         ---          ---         ---
Income before net equity loss from
  investee...........................       7          12           12          12
Net equity loss from investee........      --          --           --          --
                                          ---         ---          ---         ---
Net income...........................       7%         12%          12%         12%
                                          ===         ===          ===         ===

                                             AS A PERCENTAGE OF TOTAL REVENUES
                                               THREE MONTHS ENDED (UNAUDITED)
                                       ----------------------------------------------
                                       MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                         1998         1998        1998         1998
                                       ---------    --------    ---------    --------
Revenues.............................     100%        100%         100%        100%
Operating expenses:
  Project personnel costs............      48          48           49          50
  Selling and marketing..............       6           7            7           7
  General and administrative.........      26          24           25          26
  Amortization of intangible
     assets..........................      --          --           --           1
  Stock-based compensation...........      --          --           --           8
  In-process research and
     development.....................      --          --           26          --
                                          ---         ---          ---         ---
          Total operating expenses...      80          79          107          92
                                          ---         ---          ---         ---
Income (loss) from operations........      20          21           (7)          8
Interest income......................       2           1            2           1
                                          ---         ---          ---         ---
Income (loss) before income taxes....      22          22           (5)          9
Income taxes.........................       8           8           (2)          7
                                          ---         ---          ---         ---
Net income (loss)....................      14%         14%          (3)%         2%
                                          ===         ===          ===         ===

LIQUIDITY AND CAPITAL RESOURCES

     We have primarily funded our operations from cash flow generated from operations and the proceeds from our initial and follow-on public stock offerings. In addition, we have a bank revolving line of credit providing for borrowings of up to $5.0 million. Borrowings under this line of credit, which expires on June 30, 2000, bear interest at the bank's prime rate. The line of credit includes covenants relating to the maintenance of certain financial ratios and limits the payment of dividends. At December 31, 1999, the Company had no bank borrowings outstanding and no material capital commitments.

     We invest predominantly in instruments that are highly liquid, investment grade securities and have maturities of less than one year. At December 31, 1999, we had approximately $196.1 million in cash, cash equivalents and short term investments compared to $91.8 million at December 31, 1998.

     Cash provided by operating activities was $18.1 million for the year ended December 31, 1999. This resulted primarily from net income of $30.3 million, non-cash charges of $12.6 million, increases in accounts payable, accrued expenses and accrued compensation of $5.2 million and increases in accrued income taxes payable of $5.3 million, principally due to the overall growth of the Company, offset by increases in accounts receivable of $32.4 million and increases of $3.0 million in unbilled revenues on contracts due to increases in revenue.

     Cash used in investing activities was $100.2 million for the year ended December 31, 1999. This was due primarily to purchases of short term investments (net of maturities) during the period of $78.5 million, which resulted primarily from the investment of the proceeds from a public stock offering, and also by capital expenditures of $17.0 million due to significant expansion of the Company's office space and computer equipment purchases.

     Cash provided by financing activities was $108.0 million for the year ended December 31, 1999 and was principally due to proceeds from a public stock offering of $83.3 million. Also, cash of $24.0 million was provided from the sale of common stock through the Company's employee stock purchase plan and upon exercise of stock options.

     We believe that the cash provided from operations, borrowings available under our revolving line of credit, existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 18 months.

YEAR 2000 READINESS

     The following disclosure shall be considered Year 2000 Readiness Disclosure to the maximum extent allowed under the Year 2000 Information and Readiness Disclosure Act.

     We developed a phased Year 2000 readiness plan to help identify and resolve Year 2000 issues associated with our internal systems, external vendors and the services provided by us. In December 1999, we completed our assessment of our internal and third party computer systems and our internal non-information technology systems, such as building security, voice mail, telephone and other systems containing embedded microprocessors. Our material internal information technology systems consist principally of financial, accounting and human resources application software created by third parties, and internally developed sales forecasting and project management software applications. All of our internally developed applications are Year 2000 compliant. With respect to the third-party software applications, we believe that, based on oral statements made by manufacturers and/or statements published on manufacturers' websites, that such products are Year 2000 complaint. At the manufacturer's recommendation, we recently installed patches in our versions of the Windows 95 and Windows NT operating systems in order for those operating systems to become Year 2000 compliant. The manufacturers of our computer hardware platforms, principally servers, have indicated that the versions we currently use are Year 2000 compliant. We also completed a comprehensive contingency plan in December 1999 to address the situations that may result if we were unable to achieve Year 2000 readiness of our major information technology and non-information technology systems.

     To date, including since January 1, 2000, we have not experienced any material malfunctions or interruptions with our internal computer systems or our internal non-information technology systems as a result of the Year 2000 issue. We have not experienced any material interruptions resulting from the computer systems of third parties with which we do business, such as landlords, telecommunications companies, banks, utilities and commercial airlines. We also have no knowledge of any material malfunctions or interruptions caused by the Year 2000 issue in the business solutions we have designed, developed and implemented for our clients. There can be no assurance that any such malfunctions or interruptions will not arise in the future, and the future occurrence of any such malfunctions or interruptions could have a material adverse effect on our business, results of operations and financial condition.

     We believe that our most reasonably likely worst case scenario for Year 2000 problems would be (a) the postponement of client projects while clients respond to their own Year 2000 problems, (b) having to rely on manual internal operational capabilities, or (c) having to defend a number of Year 2000 lawsuits from our clients. If our clients experience Year 2000 problems, we may be precluded from continuing to provide services for these clients until their problems are resolved. Additionally, if clients' Year 2000 problems affect their accounting systems, this could result in delayed payment of our invoices.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement was amended by the issuance of SFAS 137, "Deferral of the Effective Date of FASB Statement No. 133", which changed the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000 (Fiscal 2001 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. Management of the Company anticipates that the adoption of SFAS 133 will not have a material impact on the Company's financial position or its results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              SAPIENT CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Accountants..........................   26
Consolidated Balance Sheets.................................   28
Consolidated Statements of Income...........................   29
Consolidated Statements of Changes in Stockholders'
  Equity....................................................   30
Consolidated Statements of Cash Flows.......................   31
Notes to Consolidated Financial Statements..................   32

Financial Statement Schedule:
  Reports of Independent Accountants on Financial Statement
     Schedule...............................................   49
  Schedule II -- Valuation and Qualifying Accounts and
     Reserves...............................................   51

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Sapient Corporation:

     In our opinion, the accompanying consolidated balance sheet as of December 31, 1999 and the related consolidated statements of income, of changes in stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Sapient Corporation and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Boston, Massachusetts
January 27, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Sapient Corporation:

     We have audited the accompanying consolidated balance sheet of Sapient Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sapient Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          KPMG LLP

Boston, Massachusetts
April 16, 1999

                              SAPIENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                                                                 (IN THOUSANDS, EXCEPT
                                                                      SHARE DATA)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 51,582        $ 25,720
  Short term investments....................................     144,527          66,100
  Accounts receivable, less allowance for doubtful accounts
     of $1,246 and $550 for 1999 and 1998, respectively.....      75,170          42,797
  Unbilled revenues on contracts............................      13,474          10,306
  Prepaid expenses..........................................       3,893             438
  Other current assets......................................       4,035           3,296
  Deferred income taxes.....................................       1,311              --
                                                                --------        --------
          Total current assets..............................     293,992         148,657
Property and equipment, net.................................      23,591          14,447
Deferred income taxes.......................................       6,296           4,929
Intangible assets...........................................      16,582          13,729
Other assets................................................       2,728           1,193
                                                                --------        --------
          Total assets......................................    $343,189        $182,955
                                                                ========        ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  4,437        $  1,181
  Accrued expenses..........................................       4,538           3,743
  Accrued compensation......................................      11,682           8,633
  Income taxes payable......................................         948           2,217
  Deferred income taxes.....................................          --             197
  Deferred revenues on contracts............................      15,136          10,907
                                                                --------        --------
          Total current liabilities.........................      36,741          26,878
Other long term liabilities.................................       1,489           1,263
                                                                --------        --------
          Total liabilities.................................      38,230          28,141
                                                                --------        --------
Commitments and contingencies (Note 8)......................          --              --
Stockholders' equity:
  Preferred stock, par value $0.01 per share; 5,000,000
     shares authorized and none outstanding at December 31,
     1999 and 1998..........................................          --              --
  Common stock, par value $0.01 per share, 100,000,000
     shares authorized, 57,473,539 shares issued and
     outstanding at December 31, 1999; 54,212,586 shares
     issued and outstanding at December 31, 1998............         575             542
  Additional paid-in capital................................     240,975         122,513
  Deferred compensation.....................................        (688)         (2,178)
  Accumulated other comprehensive income (loss).............        (114)             26
  Retained earnings.........................................      64,211          33,911
                                                                --------        --------
          Total stockholders' equity........................     304,959         154,814
                                                                --------        --------
          Total liabilities and stockholders' equity........    $343,189        $182,955
                                                                ========        ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              SAPIENT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1999          1998         1997
                                                              ----------    ----------    ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues....................................................   $276,844      $164,872      $92,027
Operating expenses:
  Project personnel costs (exclusive of stock-based
     compensation of $1,005 and $3,900 for 1999 and 1998,
     respectively)..........................................    134,638        80,543       44,623
  Selling and marketing (exclusive of stock-based
     compensation of $435 and $249 for 1999 and 1998,
     respectively)..........................................     21,429        11,269        6,074
  General and administrative (exclusive of stock-based
     compensation of $589 and $350 for 1999 and 1998,
     respectively)..........................................     69,388        41,675       22,571
  Amortization of intangible assets.........................      2,284           687           --
  Stock-based compensation..................................      2,029         4,499           --
  In-process research and development.......................         --        11,100           --
  Acquisition costs.........................................      2,340            --          560
                                                               --------      --------      -------
     Total operating expenses...............................    232,108       149,773       73,828
                                                               --------      --------      -------
  Income from operations....................................     44,736        15,099       18,199
Interest income.............................................      4,227         2,925        2,058
                                                               --------      --------      -------
  Income before income taxes and net equity loss from
     investee...............................................     48,963        18,024       20,257
Income taxes................................................     18,506         8,660        7,703
                                                               --------      --------      -------
  Income before net equity loss from investee...............     30,457         9,364       12,554
Net equity loss from investee...............................        157            --           --
                                                               --------      --------      -------
     Net Income.............................................   $ 30,300      $  9,364      $12,554
                                                               ========      ========      =======
Basic net income per share..................................   $   0.54      $   0.18      $  0.25
                                                               ========      ========      =======
Diluted net income per share................................   $   0.48      $   0.16      $  0.23
                                                               ========      ========      =======
Weighted average common shares..............................     55,709        52,228       49,574
Weighted average common share equivalents...................      7,104         5,174        4,166
                                                               --------      --------      -------
Weighted average common shares and common share
  equivalents...............................................     62,813        57,402       53,740
                                                               ========      ========      =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              SAPIENT CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     VOTING                                               ACCUMULATED
                                  COMMON STOCK     ADDITIONAL                  COMPRE-       OTHER
                                 ---------------    PAID-IN       DEFERRED     HENSIVE   COMPREHENSIVE   RETAINED
                                 SHARES   AMOUNT    CAPITAL     COMPENSATION   INCOME    INCOME (LOSS)   EARNINGS
                                 ------   ------   ----------   ------------   -------   -------------   --------
                                                                  (IN THOUSANDS)
Balance at December 31, 1996...  48,778    $488     $ 54,410      $    --          --        $  --       $12,101
  Notes repaid from
    stockholders...............      --      --           --           --          --           --            --
  Shares issued under stock
    option and purchase
    plans......................   1,216      12        1,777           --          --           --            --
  Distributions to
    stockholders...............      --      --           --           --          --           --           (69)
  Tax benefit of disqualifying
    dispositions of stock
    options....................      --      --        1,034           --          --           --            --
Comprehensive income:
  Net income...................      --      --           --           --      $12,554          --        12,554
                                                                               -------
  Comprehensive income.........                                                12,554
                                                                               =======
                                 ------    ----     --------      -------                    -----       -------
Balance at December 31, 1997...  49,994     500       57,221           --          --           --        24,586
  Shares issued under stock
    option and purchase
    plans......................   1,916      19        5,093           --          --           --            --
  Proceeds from public
    offering...................   1,306      13       29,078           --          --           --            --
  Distributions to
    stockholders...............      --      --           --           --          --           --           (39)
  Common stock issued for
    acquisition of Studio
    Archetype..................     996      10       22,790           --          --           --            --
  Tax benefit of disqualifying
    dispositions of stock
    options....................      --      --        1,654           --          --           --            --
  Deferred compensation........      --      --        6,677       (2,178)         --           --            --
Comprehensive income:
  Net income...................      --      --           --           --       9,364           --         9,364
  Other comprehensive income:
    Currency translation
      adjustments..............      --      --           --           --          26           26            --
                                                                               -------
    Comprehensive income.......                                                 9,390
                                                                               =======
                                 ------    ----     --------      -------                    -----       -------
Balance at December 31, 1998...  54,212     542      122,513       (2,178)                      26        33,911
  Shares issued under stock
    option and purchase
    plans......................   2,059      21       23,965           --          --           --            --
  Proceeds from public
    offering...................   1,115      11       83,265           --          --           --            --
  Common stock issued for
    acquisition of E.Lab.......      88       1        4,137           --          --           --            --
  Tax benefit of disqualifying
    dispositions of stock
    options....................      --      --        6,556           --          --           --            --
  Deferred compensation........      --      --          539        1,490          --           --            --
Comprehensive income:
  Net income...................      --      --           --           --      30,300           --        30,300
  Other comprehensive income:
    Currency translation
      adjustments..............      --      --           --           --         (44)         (44)           --
    Net unrealized loss on
      short term investments...      --      --           --           --         (96)         (96)           --
                                                                               -------
    Comprehensive income.......                                                $30,160
                                                                               =======
                                 ------    ----     --------      -------                    -----       -------
Balance at December 31, 1999...  57,474    $575     $240,975      $  (688)                   $(114)      $64,211
                                 ======    ====     ========      =======                    =====       =======

                                    NOTES
                                  RECEIVABLE        TOTAL
                                     FROM       STOCKHOLDERS'
                                 STOCKHOLDERS      EQUITY
                                 ------------   -------------
                                        (IN THOUSANDS)
Balance at December 31, 1996...      $(25)        $ 66,974
  Notes repaid from
    stockholders...............        25               25
  Shares issued under stock
    option and purchase
    plans......................        --            1,789
  Distributions to
    stockholders...............        --              (69)
  Tax benefit of disqualifying
    dispositions of stock
    options....................        --            1,034
Comprehensive income:
  Net income...................        --           12,554
  Comprehensive income.........
                                     ----         --------
Balance at December 31, 1997...        --           82,307
  Shares issued under stock
    option and purchase
    plans......................        --            5,112
  Proceeds from public
    offering...................        --           29,091
  Distributions to
    stockholders...............        --              (39)
  Common stock issued for
    acquisition of Studio
    Archetype..................        --           22,800
  Tax benefit of disqualifying
    dispositions of stock
    options....................        --            1,654
  Deferred compensation........        --            4,499
Comprehensive income:
  Net income...................        --            9,364
  Other comprehensive income:
    Currency translation
      adjustments..............        --               26
    Comprehensive income.......
                                     ----         --------
Balance at December 31, 1998...        --          154,814
  Shares issued under stock
    option and purchase
    plans......................        --           23,986
  Proceeds from public
    offering...................        --           83,276
  Common stock issued for
    acquisition of E.Lab.......        --            4,138
  Tax benefit of disqualifying
    dispositions of stock
    options....................        --            6,556
  Deferred compensation........        --            2,029
Comprehensive income:
  Net income...................                     30,300
  Other comprehensive income:
    Currency translation
      adjustments..............        --              (44)
    Net unrealized loss on
      short term investments...        --              (96)
    Comprehensive income.......
                                     ----         --------
Balance at December 31, 1999...      $ --         $304,959
                                     ====         ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              SAPIENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   --------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
    Net income..............................................  $  30,300   $   9,364   $ 12,554
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization...........................      8,007       3,537      2,478
    In-process research and development.....................         --      11,100         --
    Amortization of intangible assets.......................      2,284         687         --
    Deferred income taxes...................................     (2,874)     (6,637)       786
    Allowance for doubtful accounts.........................        690         200        275
    Stock-based compensation................................      2,029       4,499         --
    Acquisition costs.......................................      2,340          --        560
    Net equity loss from investee...........................        157          --         --
    Changes in operating assets and liabilities:
        Increase in accounts receivable.....................    (32,432)    (23,644)    (5,170)
        Increase in unbilled revenues on contracts..........     (3,019)       (651)    (4,397)
        Decrease (increase) in prepaid expenses.............     (3,447)        321       (363)
        Increase in other current assets....................       (842)     (2,383)      (821)
        Decrease (increase) in other assets.................        (39)         70       (285)
        Increase in accounts payable........................      3,172         395        104
        (Decrease) increase in accrued expenses.............       (998)     (1,241)       332
        Increase in accrued compensation....................      3,049       4,137      1,172
        Increase in income taxes payable....................      5,287       2,493        738
        Increase in other long term liabilities.............        181         310        155
        Increase in deferred revenues on contracts..........      4,229       3,365      1,492
                                                              ---------   ---------   --------
            Net cash provided by operating activities.......     18,074       5,922      9,610
                                                              ---------   ---------   --------
Cash flows from investing activities:
    Purchase of property and equipment......................    (16,987)     (9,307)    (6,356)
    Net cash received from acquisition......................         15         561         --
    Investments in and advances to affiliates...............     (2,332)         --         --
    Cash paid for acquisition costs.........................     (2,340)         --       (560)
    Sales and maturities of short term investments..........    123,708     133,374     33,417
    Purchases of short term investments.....................   (202,231)   (147,232)   (33,235)
                                                              ---------   ---------   --------
            Net cash used in investing activities...........   (100,167)    (22,604)    (6,734)
                                                              ---------   ---------   --------
Cash flows from financing activities:
    Proceeds from stockholders for notes receivable.........      3,826       3,024         25
    Payments to stockholders for notes receivable...........     (3,133)     (3,788)        --
    Proceeds from stock option and purchase plans...........     23,986       5,112      1,789
    Net proceeds from follow-on public offering.............     83,276      29,091         --
    Distribution to stockholders............................         --         (39)       (69)
    Principal payments on notes payable to bank.............         --      (3,162)        (6)
                                                              ---------   ---------   --------
            Net cash provided by financing activities.......    107,955      30,238      1,739
                                                              ---------   ---------   --------
Increase in cash and cash equivalents.......................     25,862      13,556      4,615
Cash and cash equivalents, beginning of year................     25,720      12,164      7,549
                                                              ---------   ---------   --------
Cash and cash equivalents, end of year......................  $  51,582   $  25,720   $ 12,164
                                                              =========   =========   ========
Schedule of non-cash financing activities:
  Tax benefit of disqualifying dispositions of stock
    options.................................................  $   6,556   $   1,654   $  1,034
                                                              =========   =========   ========
Supplemental disclosures of cash flow information:
  Net assets and liabilities recognized upon acquisitions:
    Cash and cash equivalents...............................  $      15   $     811   $     --
    Accounts receivable.....................................        631       2,578         --
    Unbilled revenues on contracts..........................        149         629         --
    Prepaid expenses and other current assets...............          8          34         --
    Property and equipment..................................        164       2,077         --
    Other assets............................................         14         100         --
    Accounts payable........................................         84         445         --
    Accrued expenses........................................      1,589         725         --
    Accrued compensation....................................         --         880         --
    Accrued income taxes payable............................         --         270         --
    Deferred revenues on contracts..........................         --       1,134         --
    Notes payable to bank...................................         --       2,862         --
    Other long term liabilities.............................         --          42         --
    Accrued acquisition costs...............................        875       2,335         --
Supplemental disclosures of non-cash investing activities:
  Common stock issued for acquisition of Studio Archetype...         --      22,800         --
  Common stock issued for acquisition of E.Lab..............      4,138          --         --

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              SAPIENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS

     Sapient Corporation (Sapient or the Company) is an innovative provider of e-business consulting and Internet commerce solutions. Through the delivery of integrated services from strategy and business transformation consulting through user-centered design and technology implementation services, the Company helps emerging and evolving businesses transform themselves into e-businesses. Founded in 1991 as a Delaware corporation, the Company has experienced revenue growth in each of the last nine years. The Company currently has approximately 2,100 employees in offices in Cambridge, Massachusetts, New York, San Francisco, Chicago, Atlanta, Dallas, Los Angeles, Washington D.C., Denver, Houston, London, England and Sydney, Australia.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Principles of Consolidation and Basis of Presentation

     The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     On October 8, 1999, the Company acquired substantially all of the net assets of E.Lab L.L.C. (E.Lab) in exchange for 88,044 shares of common stock. On August 25, 1998, the Company acquired Studio Archetype, Inc. (Studio Archetype) in exchange for 996,628 shares of common stock and $250,000 in cash. The acquisitions were accounted for as purchases and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The results of operations of the acquired companies are included in the Company's Statements of Income from the respective dates of acquisition.

     On March 29, 1999, the Company acquired all of the outstanding common stock of Adjacency, Inc. (Adjacency) in exchange for 1,581,348 shares of the Company's common stock. On December 15, 1997, the Company acquired all of the outstanding common stock of EXOR Technologies, Inc. (EXOR) in exchange for 1,223,476 shares of the Company's common stock. The Company's Consolidated Financial Statements have been restated for all periods presented to reflect the acquisitions of Adjacency and EXOR, which have been accounted for as poolings of interests (See
Note 12).

     Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation.

  (b) Use of Estimates

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

  (c) Cash and Cash Equivalents

     All highly liquid investments with original maturities of three months or less are considered cash equivalents. Cash and cash equivalent balances consist of deposits and repurchase agreements with a large U.S. commercial bank and high-grade commercial paper. At December 31, 1999 and 1998, the Company has classified its cash equivalent investments, totaling approximately $19.2 million and $6.0 million respectively, as available-for-sale. These investments are stated at amortized costs, which approximates fair value.

                              SAPIENT CORPORATION

  (d) Short term Investments

     Short term investments are available-for-sale securities which are recorded at fair market value. The difference between amortized cost and fair market value, net of tax effect, is shown as a separate component of stockholders' equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income. Realized gains and losses from sales of available-for-sale securities were not material for any period presented.

  (e) Financial Instruments and Concentration of Credit Risk

     Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

     The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses and such losses have been within management's expectations. Write-offs of accounts receivable have not been material for any of the periods presented. No customer accounted for greater than 10 percent of total revenues in 1999, 1998 or 1997. One customer accounted for 14 percent of accounts receivable at December 31, 1998.

     The fair market values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt instruments at both December 31, 1999 and 1998 approximate their carrying amounts.

  (f) Property and Equipment

     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the lease term.

  (g) Goodwill and Other Purchased Intangibles

     Goodwill and other purchased intangibles are being amortized on a straight-line basis over lives ranging from four to seven years.

  (h) Impairment of Long-Lived Assets

     In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. To date, no such impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on the fair value of the impaired assets. The cash flow estimates that will be used will contain management's best estimates, using appropriate and customary assumptions and projections at the time.

  (i) Other Assets

     Other assets include long term investments recorded under both the cost and equity methods of accounting. The Company uses the equity method of accounting for investments when it has an ownership interest of 20% to 50% or the ability to exercise significant influence over an investee's operating activities. Investments accounted for under the equity method and cost method amounted to approximately $1.6 million and $600,000 at December 31, 1999, respectively.

                              SAPIENT CORPORATION

  (j) Revenue Recognition

     All revenue generated from fixed-price contracts is recognized on the percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs. All revenue generated from time and material contracts is recognized as services are provided. Revenues from maintenance agreements are recognized ratably over the terms of the agreements.

     Provisions for estimated losses on uncompleted contracts are made on a contract by contract basis and are recognized in the period in which such losses are determined. Unbilled revenues on contracts comprise costs plus earnings on contracts in excess of contractual billings on such contracts. Billings in excess of costs plus earnings are classified as deferred revenues.

  (k) Research and Development Costs

     Substantially all research and development activities of the Company (except those incurred in connection with purchased business combinations) have been pursuant to customer contracts and, accordingly, have been expensed as project costs as incurred. The Company has not capitalized any software development costs since such costs have not been significant.

  (l) Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and net income per share in the notes to the financial statements. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company's stock option plans, and footnote disclosure is provided in Note 9.

     The deferred compensation expense appearing in the financial statements relates to stock options that were granted to Adjacency employees at below fair market value, prior to the acquisition by the Company. The deferred compensation is being amortized on a straight-line basis over the vesting period of three years. Certain employees completed their vesting upon the business combination described in Note 9(f).

  (m) Income Taxes

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

  (n) Earnings Per Share

     Under Statement of Financial Accounting Standards No. 128, the Company presents both basic net income per share and diluted net income per share. Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share reflects the per share effect of dilutive stock options.

                              SAPIENT CORPORATION

  (o) Comprehensive Income

     During 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in the body of the financial statements. Comprehensive income includes net income as currently reported under generally accepted accounting principles and also considers the effect of additional economic events that are not required to be recorded in determining net income but are rather reported as a separate component of stockholders' equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on short term investments as a component of comprehensive income.

  (p) Segment Reporting

     The Company engages in business activities in one operating segment, which provides e-business consulting, and Internet commerce solutions primarily on a fixed-price, fixed-timeframe basis. The Company's services are delivered to clients primarily in North America, and the Company's long-lived assets are located primarily in North America.

  (q) Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement was amended by the issuance of SFAS 137, "Deferral of the Effective Date of FASB Statement No. 133", which changed the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000 and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. Management of the Company anticipates that the adoption of SFAS 133 will not have a material impact on the Company's financial position or its results of operations.

(3) SHORT TERM INVESTMENTS

     At December 31, 1999 and 1998, all of the Company's short term investments were classified as available-for-sale. Short term investments are carried on the balance sheet at their fair market value.

     The following tables summarize the Company's short term investments in thousands of dollars:

                                                  DECEMBER 31, 1999
                                  -------------------------------------------------
                                                 GROSS         GROSS
                                  AMORTIZED    UNREALIZED    UNREALIZED     MARKET
                                    COST         GAINS         LOSSES       VALUE
                                  ---------    ----------    ----------    --------
Commercial paper..............    $ 16,840        $ 4          $  (2)      $ 16,842
U.S. government agencies......      68,780         --            (35)        68,745
Municipal notes and bonds.....      55,903         16            (97)        55,822
Corporate debt securities.....       3,100         18             --          3,118
                                  --------        ---          -----       --------
  Short term investments......    $144,623        $38          $(134)      $144,527
                                  ========        ===          =====       ========

                              SAPIENT CORPORATION

                                                   DECEMBER 31, 1998
                                    ------------------------------------------------
                                                   GROSS         GROSS
                                    AMORTIZED    UNREALIZED    UNREALIZED    MARKET
                                      COST         GAINS         LOSSES       VALUE
                                    ---------    ----------    ----------    -------
Commercial paper..................   $    --        $ --          $ --       $    --
U.S. government agencies..........        --          --            --            --
Municipal notes and bonds.........    65,956         180           (36)       66,100
Corporate debt securities.........        --          --            --            --
                                     -------        ----          ----       -------
  Short term investments..........   $65,956        $180          $(36)      $66,100
                                     =======        ====          ====       =======

     Contractual maturities of short term investments at December 31, 1999:

                                                         AMORTIZED     MARKET
                                                           COST        VALUE
                                                         ---------    --------
Less than one year.....................................  $102,751     $102,739
Due in 1-2 years.......................................    14,578       14,534
Due in 2-5 years.......................................     2,189        2,184
Due after 5 years......................................    25,105       25,070
                                                         --------     --------
  Short term investments...............................  $144,623     $144,527
                                                         ========     ========

     Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Gross realized gains and losses on the sale of securities are calculated using the specific identification method and were not material to the Company's consolidated results of operations for the years ended 1999, 1998 and 1997.

(4) PROPERTY AND EQUIPMENT

     The cost and accumulated depreciation of property and equipment at December 31, 1999 and 1998 are as follows:

                                                                    ESTIMATED
                                                                     USEFUL
                                            1999        1998          LIFE
                                          --------    --------    -------------
                                             (IN THOUSANDS)
                                                                      Lesser of
                                                                  lease term or
Leasehold improvements..................  $ 10,995    $  7,755    life of asset
Furniture and fixtures..................     4,282       2,418          5 years
Office equipment........................     4,860       2,706          5 years
Computer equipment......................    21,959      11,806          3 years
                                          --------    --------
                                            42,096      24,685
  Less accumulated depreciation.........   (18,505)    (10,238)
                                          --------    --------
Property and equipment, net.............  $ 23,591    $ 14,447
                                          ========    ========

     Depreciation and amortization expense was approximately $8.0 million, $3.5 million and $2.5 million for the years ended 1999, 1998 and 1997, respectively.

                              SAPIENT CORPORATION

(5) INTANGIBLE ASSETS

     Other assets include certain intangible assets that were acquired as part of the E.Lab acquisition in October 1999 and the Studio Archetype acquisition in August 1998. The following table summarizes the cost and accumulated amortization of intangible assets at December 31, 1999 and 1998:

                                                                      ESTIMATED
                                                                       USEFUL
                                                 1999       1998        LIFE
                                                -------    -------    ---------
                                                  (IN THOUSANDS)
Marketing assets and customer lists...........  $ 3,800    $ 3,800     7 Years
Assembled work force..........................    2,203      1,600     4 Years
Goodwill......................................   13,550      9,016     7 Years
                                                -------    -------
                                                 19,553     14,416
Less accumulated amortization.................   (2,971)      (687)
                                                -------    -------
Intangible assets, net........................  $16,582    $13,729
                                                =======    =======

(6) BANK LOAN FACILITY

     The Company has a $5.0 million loan facility with a bank, which expires on June 30, 2000. Borrowings under this agreement bear interest at the bank's prime rate. The Company had no borrowings under this facility at December 31, 1999 or 1998. The facility contains various financial covenants, including limitations on the payment of cash dividends and maintenance of certain financial ratios.

(7) INCOME TAXES

     The provision for income taxes consists of the following:

                                                  1999       1998       1997
                                                 -------    -------    ------
                                                        (IN THOUSANDS)
Federal, current...............................  $19,166    $11,768    $5,220
State, current.................................    2,131      3,529     1,697
Foreign, current...............................       83         --        --
                                                 -------    -------    ------
     Subtotal, current income tax provision....   21,380     15,297     6,917
Federal, deferred..............................   (2,816)    (4,902)      647
State, deferred................................     (440)    (1,353)      139
Foreign, deferred..............................      382       (382)       --
                                                 -------    -------    ------
     Subtotal, deferred income tax provision
       (benefit)...............................   (2,874)    (6,637)      786
                                                 -------    -------    ------
Income tax provision...........................  $18,506    $ 8,660    $7,703
                                                 =======    =======    ======

     The income tax benefits of the employee stock option compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes credited to additional paid-in capital was $6.6 million, $1.7 million and $1.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                              SAPIENT CORPORATION

     Income tax expense for the years ended December 31, 1999, 1998 and 1997 differed from the amounts computed by applying the U.S. statutory income tax rate to pre-tax income as a result of the following:

                                                        1999    1998    1997
                                                        ----    ----    ----
Statutory income tax rate.............................  35.0%   35.0%   35.0%
State income taxes, net of federal benefit............   5.6     6.3     6.0
S Corporation loss (income)...........................    --     9.3    (0.4)
Tax exempt interest...................................  (1.4)   (4.1)   (3.3)
Other, net............................................  (1.4)    1.5     0.7
                                                        ----    ----    ----
Effective income tax rate.............................  37.8%   48.0%   38.0%
                                                        ====    ====    ====

     At December 31, 1999 and 1998, deferred income tax assets and liabilities resulted from differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

                                                            1999       1998
                                                           -------    -------
                                                             (IN THOUSANDS)
Deferred income tax assets (liabilities), current:
  Deferred revenue.......................................  $ 3,811    $ 2,831
  Allowance for doubtful accounts........................      464        223
  Other reserves and accruals............................    1,138        919
  Unbilled revenue.......................................   (4,102)    (4,170)
                                                           -------    -------
          Net deferred income tax assets (liabilities),
            current......................................  $ 1,311    $  (197)
                                                           =======    =======
Deferred income tax assets (liabilities), non-current:
  Property and equipment.................................  $   813    $   745
  In-process research and development....................    4,192      4,399
  Deferred taxes relating to the use of cash method of
     accounting for tax purposes prior to 1996...........      (75)      (773)
  Goodwill and other intangibles.........................      489        148
  Foreign NOL............................................       --        382
  Other..................................................       56         28
  Deferred compensation..................................      821         --
                                                           -------    -------
          Net deferred income tax assets, non-current....  $ 6,296    $ 4,929
                                                           =======    =======

     In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Due to the fact that the Company has sufficient taxable income in the federal carryback period and anticipates sufficient future taxable income over the periods in which the differences which created the deferred income tax assets are deductible, the ultimate realization of deferred income tax assets for federal and state income tax purposes is considered more likely than not.

                              SAPIENT CORPORATION

     Total income taxes paid in 1999, 1998 and 1997 were approximately $16.0 million, $12.4 million and $6.2 million, respectively.

(8) COMMITMENTS AND CONTINGENCIES

     The Company maintains its executive office in Cambridge, Massachusetts and operating offices in several locations throughout the United States and abroad. Future minimum rental commitments under noncancelable operating leases with initial or remaining terms in excess of one year were as follows at December 31, 1999:

                                                              (IN THOUSANDS)
                                                              --------------
2000........................................................     $17,779
2001........................................................      18,424
2002........................................................      18,768
2003........................................................      19,227
2004........................................................      13,713
Thereafter..................................................      46,482

     Rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $14.4 million, $8.9 million and $4.1 million, respectively.

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

(9) STOCK PLANS

  (a) 1992 Stock Option Plan

     During 1992, the Company approved the 1992 Stock Plan (the "1992 Plan") for its employees. The 1992 Plan provided for the Board of Directors to grant stock options, stock purchase authorizations and stock bonus awards up to an aggregate of 10,000,000 shares of non-voting common stock. Since consummation of its initial public offering of common stock in April 1996, no further grants or awards may be made pursuant to the 1992 Stock Plan (previously outstanding awards remain outstanding but are exercisable for voting common stock).

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

  (b) 1996 Equity Stock Incentive Plan

     The Company's 1996 Equity Stock Incentive Plan (the "1996 Plan") authorizes the Company to grant options to purchase common stock, to make awards of restricted common stock, and to issue certain other equity-related awards to employees and directors of, and consultants to, the Company. The total number of shares of common stock which may be issued under the 1996 Plan is 9,600,000 shares. The 1996 Plan is

                              SAPIENT CORPORATION
administered by the Compensation Committee of the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration dates of options granted. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the common stock. The exercise price of options qualifying as Incentive Stock Options may not be less than the grant date fair market value of the common stock. Stock options granted under the 1996 Plan are nontransferable, generally become exercisable over a four-year period and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee's employment or other relationship with the Company).

  (c) Employee Stock Purchase Plan

     The Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") authorizes the issuance of up to 1,320,000 shares of common stock to participating employees through a series of semi-annual offerings. The maximum number of shares available in each offering is 100,000 shares (plus any unpurchased shares available from previous offerings) for the first six offerings, and 120,000 shares (plus any unpurchased shares available from previous offerings) for the next six offerings. An employee becomes eligible to participate in the Purchase Plan when he or she is regularly employed by the Company for at least 20 hours a week and for more than five months in a calendar year on the first day of the applicable offering. The price at which employees may purchase common stock in an offering is 85 percent of the closing price of the common stock on the Nasdaq National Market on the day the offering commences or on the day the offering terminates, whichever is lower. Approximately 55 percent, 61 percent and 57 percent of eligible employees participated in at least one of the two offerings under the Purchase Plan during the years ended December 31, 1999, 1998 and 1997, respectively. Under the Purchase Plan, the Company sold 193,840, 211,268 and 187,256 shares of common stock in 1999, 1998 and 1997, respectively.

  (d) 1996 Director Stock Option Plan

     The Company's 1996 Director Stock Option Plan (the "Director Plan") authorizes the issuance of 120,000 shares of common stock. Each non-employee director elected to the Board of Directors after the adoption of the Director Plan will, upon his or her election, automatically be granted an option to purchase 20,000 shares of common stock at an exercise price equal to the grant date fair market value of the Company's common stock. Options granted pursuant to the Directors Plan vest in four equal annual installments commencing on the first anniversary of the date of grant and generally expire ten years after the date of grant. As of December 31, 1999 and 1998, no options had been granted under the Director Plan.

  (e) 1998 Stock Incentive Plan

     The Company's 1998 Equity Stock Incentive Plan (the "1998 Plan") authorizes the Company to grant options to purchase common stock, to make awards of restricted common stock, and to issue certain other equity-related awards to employees and directors of, and consultants to, the Company. The total number of shares of common stock which may be issued under the 1998 Plan is 4,000,000 shares. The 1998 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration date. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the common stock. The exercise price of options qualifying as Incentive Stock Options may not be less than the grant date fair market value of the common stock. Stock options granted under the 1998 Plan are nontransferable, generally become exercisable over a four-year period and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee's employment or other relationship with the Company).

                              SAPIENT CORPORATION

  (f) Adjacency, Inc. 1998 Stock Option Plan

     In connection with the acquisition of Adjacency, the Company assumed the outstanding options granted under the Adjacency 1998 Stock Option Plan (the "Adjacency Plan"). The Adjacency Plan was originally adopted by Adjacency in 1998 and provided for the grant of stock options up to an aggregate of 4,000,000 shares of Class B common stock of Adjacency. In November 1998, prior to the acquisition, Adjacency had granted a total of 437,000 options to its employees at exercise prices between $2.36 and $12.15 per share. The shares vested ratably over three years starting on the date of employment, except for certain employees who were granted accelerated vesting upon a change-in-control of Adjacency. The total compensation charge to be taken over the vesting period is approximately $7.2 million, resulting from the fact that the options were granted at below fair market value. The charge in the fourth quarter of 1998 of approximately $4.5 million was the result of certain employees being substantially vested by December 31, 1998. A charge of approximately $1.7 million in the first quarter of 1999 was the result of the change-in-control provisions. Beyond the first quarter of 1999, the Company expects the compensation expense to be approximately $100,000 per quarter for the next seven quarters. Stock-based compensation was approximately $2.0 million for the year ended December 31, 1999. As a result of the acquisition, the Company has assumed the obligations related to options to purchase 126,508 shares of the Company's common stock. No further grants may be made pursuant to the Adjacency Plan, and previously outstanding options remain outstanding, and are exercisable for shares of the Company's common stock.

                              SAPIENT CORPORATION

     A summary of the status of the Company's five stock option plans as of December 31, 1999, 1998 and 1997 and changes during the years then ended is presented below:

                                        1999                   1998                   1997
                                 -------------------    -------------------    -------------------
                                            WEIGHTED               WEIGHTED               WEIGHTED
                                            AVERAGE                AVERAGE                AVERAGE
                                            EXERCISE               EXERCISE               EXERCISE
         FIXED OPTIONS           SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
-------------------------------  -------    --------    -------    --------    -------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Outstanding at beginning of
  year.........................   11,750     $12.82       8,766     $ 7.24       5,964     $ 2.57
Granted........................    4,467     $37.23       4,970     $19.76       4,196     $11.79
Exercised......................   (2,059)    $ 8.26      (1,297)    $ 3.32      (1,216)    $ 0.31
Forfeited......................   (1,634)    $19.76        (689)    $11.81        (178)    $ 6.13
                                 -------                -------                -------
Outstanding at end of year.....   12,524     $21.53      11,750     $12.82       8,766     $ 7.24
                                 =======                =======                =======
Options exercisable at year
  end..........................    2,524                  1,884                  1,510
                                 =======                =======                =======
Weighted average grant date
  fair market value of options
  granted during the year......  $ 21.62                $ 14.20                $  6.33
                                 =======                =======                =======
Weighted average grant date
  fair market value of options
  granted during the year below
  fair market value (see Note
  9(f) relating to the
  Adjacency 1998 Stock Option
  Plan)........................  $ 21.94                $ 17.42                $    --
                                 =======                =======                =======

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                           OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                              ----------------------------------------------    --------------------------
                                                    WEIGHTED        WEIGHTED                      WEIGHTED
     DECEMBER 31, 1999                              AVERAGE         AVERAGE                       AVERAGE
----------------------------      NUMBER           REMAINING        EXERCISE        NUMBER        EXERCISE
  RANGE OF EXERCISE PRICES     OUTSTANDING      CONTRACTUAL LIFE     PRICE       EXERCISABLE       PRICE
----------------------------  --------------    ----------------    --------    --------------    --------
                              (IN THOUSANDS)                                    (IN THOUSANDS)
$0.00 to $11.30.............       2,568            4.8 years       $  5.49         1,428          $ 4.93
$11.31 to $22.60............       5,561            8.2 years       $ 16.81         1,016          $15.96
$22.61 to $33.90............       3,032            9.2 years       $ 28.12            80          $25.60
$33.91 to $45.20............         731            9.5 years       $ 38.34            --              --
$45.21 to $56.50............         143            9.7 years       $ 47.59            --              --
$56.51 to $67.80............          71            9.8 years       $ 58.44            --              --
$67.81 to $79.10............         238            9.9 years       $ 75.94            --              --
$79.11 to $90.40............          12            9.9 years       $ 82.84            --              --
$90.41 to $101.70...........          --                   --            --            --              --
$101.71 to $113.00..........         168           10.0 years       $112.35            --              --
                                  ------                                            -----
$0.00 to $113.00............      12,524            7.9 years       $ 21.53         2,524          $10.03
                                  ======                                            =====

                              SAPIENT CORPORATION

     The Company has five stock-based compensation plans, which are described above. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values consistent with the method required under SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                 1999          1998         1997
                                               ---------    ----------    ---------
                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
Net income (loss)
  As reported................................   $30,300      $  9,364      $12,554
  Pro forma..................................   $(9,798)     $(15,842)     $ 5,470
Basic net income (loss) per share
  As reported................................   $  0.54      $   0.18      $  0.25
  Pro forma..................................   $ (0.18)     $  (0.30)     $  0.11
Diluted net income (loss) per share
  As reported................................   $  0.48      $   0.16      $  0.23
  Pro forma..................................   $ (0.18)     $  (0.30)     $  0.10

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following are the weighted average assumptions for grants in 1999, 1998 and 1997: dividend yield of 0.0 percent for each year, expected volatility of 72.5, 136.8 and 64.8 percent in 1999, 1998 and 1997, respectively, risk free interest rates ranging from 5.0 to
5.7 percent and expected lives of 4 years. Because additional option grants are expected to be made each year, the pro forma impact on the three years ended December 31, 1999 is not representative of the pro forma effects which may be expected in future years.

(10) RETIREMENT PLANS

     The Company established a 401(k) retirement savings plan for employees in June 1994. Under the provisions of the plan, the Company matches 25 percent of an employee's contribution, up to a maximum of $1,250 per employee per year. Total Company contributions in 1999, 1998 and 1997 were approximately $1,438,000, $957,000 and $520,000, respectively.

(11) STOCKHOLDERS' EQUITY

  (a) Increase in Authorized Common Stock; Stock Splits

     At the Company's Annual Meeting of Stockholders held on May 8, 1998, the stockholders voted to approve an amendment to the Company's Amended and Restated Certificate of Incorporation which increased the number of authorized shares of common stock from 40,000,000 to 100,000,000.

     On January 29, 1998, the Company declared a two-for-one stock split effected as a 100 percent stock dividend distributed on March 9, 1998, to all shareholders of record on February 20, 1998.

     On October 21, 1999, the Company declared a two-for-one stock split effected as a 100 percent stock dividend distributed on November 5, 1999, to all shareholders of record on November 1, 1999.

  (b) Preferred Stock

     On February 13, 1996, the Board of Directors authorized an amendment to the Company's Certificate of Incorporation giving the Board the authority to issue up to 5,000,000 shares, $0.01 par value, of preferred stock with terms to be established by the Board at the time of issuance.

                              SAPIENT CORPORATION

  (c) Earnings Per Share

     The following information presents the Company's computation of basic and diluted EPS from continuing operations for the periods presented in the consolidated statements of income (in thousands, except per share data):

                                                 1999       1998       1997
                                                -------    -------    -------
Net Income....................................  $30,300    $ 9,364    $12,554
Basic Net Income per Share:
  Weighted average common shares
     outstanding..............................   55,709     52,228     49,574
  Shares used in computing per share amount...   55,709     52,228     49,574
                                                -------    -------    -------
  Basic net income per share..................  $  0.54    $  0.18    $  0.25
                                                =======    =======    =======
Diluted Net Income per Share:
  Weighted average common shares
     outstanding..............................   55,709     52,228     49,574
  Dilutive stock options......................    7,104      5,174      4,166
                                                -------    -------    -------
  Shares used in computing per share amount...   62,813     57,402     53,740
                                                -------    -------    -------
  Diluted net income per share................  $  0.48    $  0.16    $  0.23
                                                =======    =======    =======

(12) ACQUISITIONS

     On October 8, 1999, the Company acquired substantially all of the assets of E.Lab for approximately $5.0 million, including acquisition costs of approximately $875,000. The Company issued 88,044 shares of its common stock and assumed certain liabilities of E.Lab, a provider of experience modeling services. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. Included in intangible assets on the accompanying consolidated balance sheet for the year ended December 31, 1999 is approximately $5.7 million related to the E.Lab acquisition. This is comprised of approximately $500,000 for assembled workforce and $5.2 million for goodwill, which represents the excess of the purchase price over the fair value of identifiable assets acquired. These intangible assets are being amortized on a straight-line basis over a period of four to seven years.

     Below are the pro forma results of operations for the Company and E.Lab, assuming that the acquisition of E.Lab occurred at the beginning of the twelve-month period ended December 31, 1998.

                                                         1999           1998
                                                      -----------    -----------
                                                      (UNAUDITED)    (UNAUDITED)
                                                      (IN THOUSANDS, EXCEPT PER
                                                             SHARE DATA)
Net revenues........................................   $280,018       $168,557
Net income..........................................   $ 30,094       $  9,894
Basic net income per share..........................   $   0.54       $   0.19
Diluted net income per share........................   $   0.48       $   0.17

     On March 29, 1999, the Company acquired all of the outstanding capital stock of Adjacency. This acquisition was accomplished through the issuance of 1,581,348 shares of the Company's common stock for all of the outstanding shares of Adjacency, a provider of integrated full service e-business solutions. This acquisition has been accounted for using the pooling of interests method of accounting. Costs, which consist primarily of investment banking, accounting and legal fees related to this acquisition approximated $2.3 million and are included in the accompanying consolidated statement of income for the year ended December 31, 1999.

                              SAPIENT CORPORATION

     During the period from January 1, 1996 through March 29, 1999 (the date of the Company's acquisition of Adjacency), Adjacency elected to be treated as an S-Corporation for income tax purposes. Under this election, Adjacency's individual stockholders are deemed to have received a pro rata distribution of taxable income (loss) of Adjacency (whether or not an actual distribution was made), which is included in each stockholder's taxable income. Accordingly, Adjacency did not provide for income taxes during the period from January 1, 1996 through March 29, 1999. Adjacency's S-Corporation tax reporting status was terminated on the date of acquisition. Pro forma net income per share data is presented below to reflect the pro forma increase or decrease to historical income taxes related to Adjacency as if Adjacency was a C-Corporation for tax reporting purposes during those periods.

     The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                                     1998           1997
                                                  -----------    -----------
                                                  (UNAUDITED)    (UNAUDITED)
                                                        (IN THOUSANDS)
Revenues:
  Sapient.......................................   $160,372        $90,360
  Adjacency.....................................      4,500          1,667
                                                   --------        -------
  Combined......................................   $164,872        $92,027
                                                   ========        =======
Net income (loss):
  Sapient.......................................   $ 13,699        $12,358
  Adjacency.....................................     (4,335)           196
                                                   --------        -------
  Combined......................................   $  9,364        $12,554
                                                   ========        =======

                                                     1998           1997
                                                  -----------    -----------
                                                    (IN THOUSANDS, EXCEPT
                                                       PER SHARE DATA)
Pro forma data (unaudited):
  Historical income before income taxes.........    $18,024        $20,257
Provision for income taxes:
  Historical income taxes.......................      8,660          7,703
  Pro forma (decrease) increase to historical
     income taxes...............................     (1,648)            74
                                                    -------        -------
  Pro forma net income..........................    $11,012        $12,480
                                                    =======        =======
  Pro forma basic net income per share..........    $  0.21        $  0.25
  Pro forma diluted net income per share........    $  0.19        $  0.23
  Weighted average number of common shares
     outstanding................................     52,228         49,574
  Weighted average number of common and common
     equivalent shares outstanding..............     57,402         53,740

     On August 25, 1998, the Company acquired Studio Archetype for approximately $25.3 million in stock and cash, including acquisition costs of approximately $2.3 million, pursuant to which the Company issued 996,628 shares of the Company's common stock and $250,000 in cash to the former Studio Archetype stockholders. Studio Archetype was a provider of user-centered design services. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values.

                              SAPIENT CORPORATION

     In connection with the acquisition of Studio Archetype in the third quarter of 1998, the Company allocated $11.1 million to in-process technology and recorded a corresponding income tax benefit of $4.2 million. This allocation represents the estimated fair value of such technology based on risk-adjusted cash flows related to the development of projects that had not reached technological feasibility at the time of the acquisition and with respect to which the in-process research and development had no alternative future uses. Accordingly, this allocation was charged to expense as of the acquisition date.

     The Company allocated values to the acquired in-process research and development projects by identifying significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of Studio Archetype's next-generation enterprise-wide suite of development, scheduling, bug tracking and content management applications. The integrated solution is comprised of the following technologies: content management systems (CMS), an Intranet, an Extranet, an Issues Server and an on-line User Interface Lab (UI
Lab) which together allow developers and clients to access prototypes and trial deliverables that fully integrates user interface tools with client server, advanced database and legacy systems. The CMS, Intranet and Extranet components of the system were released in June 1999. The UI Lab was completed in March 1999 and the Issue Server was completed in September 1999. The integrated solution is a comprehensive enterprise scale system. All components of the in-process R&D project acquired by the Company with the acquisition of Studio Archetype are presently being piloted on several client projects with the anticipation of rolling-out the integrated, enterprise-wide solution in 2000. At the time of the acquisition, expenditures on these projects were approximately $2.5 million, and estimated costs to complete these projects were expected to total approximately $625,000. The nature of the efforts to develop the acquired in-process technology into commercially viable products and services principally related to the completion of all planning, designing, prototyping, verification, and testing activities that were necessary to establish that the proposed technologies met their design specifications including functional, technical, and economic performance requirements. The efforts to develop the purchased in-process technology also included testing of the technology for compatibility and interoperability with other applications. The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Studio Archetype and its competitors. The Company did not experience any material variations in costs to complete or completion dates from its initial assumptions. Following the acquisition of Studio Archetype, Studio Archetype was fully integrated into the Company's operations, making the isolation of specific revenues attributable to the in-process technologies difficult. However, nothing has occurred to materially change the Company's expectations with respect to the underlying assumptions used in projecting the expected future revenues associated with this in-process R&D.

     The rates utilized to discount the net cash flows to their present value were based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, discount rates of 25 to 30 percent were utilized for the business enterprise and for the in-process research and development. The Company believes that these discount rates were commensurate with Studio Archetype's stage of development, the uncertainties in the economic estimates described above, the inherent uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, and the uncertainty of future technological advances at that time.

     Other intangible assets of $14.4 million is comprised of approximately $3.8 million for marketing assets, $1.6 million for assembled work force and $9.0 million of goodwill comprising the reputation of Studio Archetype. These assets are being amortized on a straight-line basis over lives ranging from 4 to 7 years.

                              SAPIENT CORPORATION

     Below are the pro forma results of operations for the Company and Studio Archetype, assuming that the acquisition of Studio Archetype occurred at the beginning of the twelve-month period ended December 31, 1997.

                                                         1998           1997
                                                      -----------    -----------
                                                      (UNAUDITED)    (UNAUDITED)
                                                        (IN THOUSANDS, EXCEPT
                                                           PER SHARE DATA)
Net revenues........................................   $174,971       $102,386
Net income..........................................   $  7,626       $ 11,954
Basic net income per share..........................   $   0.15       $   0.24
Diluted net income per share........................   $   0.13       $   0.22

     On December 15, 1997, Sapient issued 1,223,476 shares of the Company's common stock for all of the outstanding shares of common stock of EXOR, a provider of ERP implementation services using Oracle applications. This business combination has been accounted for as a pooling of interests. Costs, which consist primarily of investment banking, accounting and legal fees related to this acquisition approximated $560,000 and are included in the accompanying consolidated statement of income for the year ended December 31, 1997.

     The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (the combined numbers are before considering the acquisition of Adjacency).

                                                             NINE MONTHS ENDED
                                                             SEPTEMBER 30, 1997
                                                             ------------------
                                                                (UNAUDITED)
                                                               (IN THOUSANDS)
Revenues:
  Sapient..................................................       $57,319
  EXOR.....................................................         6,076
                                                                  -------
  Combined.................................................       $63,395
                                                                  =======
Net income:
  Sapient..................................................       $ 8,505
  EXOR.....................................................           617
                                                                  -------
  Combined.................................................       $ 9,122
                                                                  =======

(13) RELATED PARTY TRANSACTIONS

     During 1999 and 1998, the Company recognized approximately $3.6 million and $2.2 million, respectively, in net revenues from consulting services provided to related parties in which the Company has non-controlling equity interests. The Company had receivables due from these entities of approximately $5.2 million and $1.2 million at December 31, 1999 and 1998, respectively. In addition, certain members of management of the Company have provided funding to these companies.

                              SAPIENT CORPORATION

(14) QUARTERLY FINANCIAL RESULTS

     The following tables set forth certain unaudited quarterly results of operations of the Company for 1999 and 1998. The quarterly operating results are not necessarily indicative of future results of operations.

                                              THREE MONTHS ENDED (UNAUDITED)
                                        -------------------------------------------
                                        MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                          1999        1999       1999        1999
                                        ---------   --------   ---------   --------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues..............................   $57,793    $64,199     $73,029    $81,823
Operating expenses:
  Project personnel costs.............    28,334     30,618      35,669     40,017
  Selling and marketing...............     3,974      5,411       5,927      6,117
  General and administrative..........    14,648     16,219      17,527     20,994
  Amortization of intangible assets...       569        519         462        734
  Stock-based compensation............     1,699        110         110        110
  Acquisition costs...................     2,340         --          --         --
                                         -------    -------     -------    -------
     Total operating expenses.........    51,564     52,877      59,695     67,972
                                         -------    -------     -------    -------
Income from operations................     6,229     11,322      13,334     13,851
Interest income.......................       820        859         970      1,578
                                         -------    -------     -------    -------
Income before income taxes and net
  equity loss from investee...........     7,049     12,181      14,304     15,429
Income taxes..........................     2,770      4,495       5,436      5,805
                                         -------    -------     -------    -------
Income before net equity loss from
  investee............................     4,279      7,686       8,868      9,624
Net equity loss from investee.........        --         --          --        157
                                         -------    -------     -------    -------
Net income............................   $ 4,279    $ 7,686     $ 8,868    $ 9,467
                                         =======    =======     =======    =======
Basic net income per share............   $  0.08    $  0.14     $  0.16    $  0.17
                                         =======    =======     =======    =======
Diluted net income per share..........   $  0.07    $  0.13     $  0.14    $  0.14
                                         =======    =======     =======    =======

                                              THREE MONTHS ENDED (UNAUDITED)
                                        -------------------------------------------
                                        MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                          1998        1998       1998        1998
                                        ---------   --------   ---------   --------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues..............................   $31,595    $36,420     $43,066    $53,791
Operating expenses:
  Project personnel costs.............    15,221     17,511      21,101     26,710
  Selling and marketing...............     1,842      2,666       3,061      3,700
  General and administrative..........     8,271      8,726      10,683     13,995
  Amortization of intangible assets...        --         --         128        559
  Stock-based compensation............        --         --          --      4,499
  In-process research and
     development......................        --         --      11,100         --
                                         -------    -------     -------    -------
     Total operating expenses.........    25,334     28,903      46,073     49,463
                                         -------    -------     -------    -------
Income (loss) from operations.........     6,261      7,517      (3,007)     4,328
Interest income.......................       590        676         941        718
                                         -------    -------     -------    -------
Income (loss) before income taxes.....     6,851      8,193      (2,066)     5,046
Income taxes..........................     2,504      2,929        (668)     3,895
                                         -------    -------     -------    -------
Net income (loss).....................   $ 4,347    $ 5,264     $(1,398)   $ 1,151
                                         =======    =======     =======    =======
Basic net income (loss) per share.....   $  0.09    $  0.10     $ (0.03)   $  0.02
                                         =======    =======     =======    =======
Diluted net income (loss) per share...   $  0.08    $  0.09     $ (0.03)   $  0.02
                                         =======    =======     =======    =======

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
Sapient Corporation:

     Our audit of the consolidated financial statements referred to in our report dated January 27, 2000 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein for the year ended December 31, 1999 when read in conjunction with the related consolidated financial statements.

                                          PricewaterhouseCoopers LLP

Boston, Massachusetts
January 27, 2000

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors
Sapient Corporation:

     Under the date of April 16, 1999, we reported on the consolidated balance sheets of Sapient Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1998, which are included in the Form 10-K for the year ended December 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in Item 14(a) in the Form 10-K as of and for the two years ended December 31, 1998. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Boston, Massachusetts
April 16, 1999

                              SAPIENT CORPORATION

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                               BALANCE AT                  OTHER                    BALANCE AT
                                               BEGINNING    CHARGE TO   ADDITIONS TO                   END
       ALLOWANCE FOR DOUBTFUL ACCOUNTS          OF YEAR      EXPENSE     ALLOWANCES    WRITE-OFFS    OF YEAR
---------------------------------------------  ----------   ---------   ------------   ----------   ----------
December 31, 1997............................     $150       $  275          $--         $ (75)       $  350
                                                  ====       ======          ==          =====        ======
December 31, 1998............................     $350       $  200          $--         $  --        $  550
                                                  ====       ======          ==          =====        ======
December 31, 1999............................     $550       $1,246          $--         $(550)       $1,246
                                                  ====       ======          ==          =====        ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 21, 1999, the Company dismissed KPMG LLP ("KPMG") as its independent certified public accountant. The reports of KPMG on our financial statements for the fiscal years ended December 31, 1998 and 1997 did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During our two most recent fiscal years and subsequent interim periods, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KPMG would have caused it to make reference to such disagreement in its reports. The Audit Committee of our Board of Directors recommended the change of accountants and that action was approved by our Board of Directors.

     We solicited proposals from various accounting firms and following review of such proposals, engaged PricewaterhouseCoopers LLP ("PWC") to act as our independent certified public accountants effective July 22, 1999. During the two most recent fiscal years and subsequent interim periods, we have not consulted PWC regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was the subject of a disagreement or a reportable event.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  A. Directors

     The response to this Item regarding the directors of the Company and compliance with Section 16(a) of the Exchange Act by the Company's officers and directors will be contained in the Proxy Statement for the 2000 Annual Meeting of Shareholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein.

  B. Executive Officers of the Company

     The response to this Item is contained in Part I, after Item 4.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this Item will be contained in the Proxy Statement for the 2000 Annual Meeting of Shareholders under the captions "Director Compensation" and "Compensation of Executive Officers" and is incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this Item will be contained in the Proxy Statement for the 2000 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this Item will be contained in the Proxy Statement for the 2000 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  14(a)(1) Financial Statements

     The Consolidated Financial Statements filed as part of this report are listed and indexed on page 25. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

  14(a)(2) Consolidated Financial Statement Schedules

     Schedule II -- Valuation and Qualifying Accounts and Reserves are included in this report.

  14(a)(3) Exhibits

     The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. The Company has identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 14(c) of Form 10-K.

  14(b) Reports on Form 8-K

     On December 10, 1999, the Company filed a Current Report on Form 8-K with the SEC in connection with the appointment of Bruce D. Parker as an Executive Vice President of the Company.

     On December 28, 1999, the Company filed a Current Report on Form 8-K with the SEC providing an update to the Risk Factors contained in the Company's Registration Statements on Form S-3. In addition, the Form 8-K was filed to update the Company's Registration Statements on Form S-3 to reflect the change in share numbers resulting from the two-for-one stock split effected on November 5, 1999.

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

Dated: March 30, 2000

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

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----

PRINCIPAL EXECUTIVE OFFICERS:

              /s/ JERRY A. GREENBERG                 Co-Chief Executive Officer and     March 30, 2000
---------------------------------------------------    Secretary
                    JERRY A. GREENBERG

                /s/ J. STUART MOORE                  Co-Chief Executive Officer         March 30, 2000
---------------------------------------------------
                      J. STUART MOORE

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

             /s/ EDWARD G. GOLDFINGER                Chief Financial Officer and        March 30, 2000
---------------------------------------------------    Treasurer
                   EDWARD G. GOLDFINGER

DIRECTORS:

              /s/ JERRY A. GREENBERG                                                    March 30, 2000
---------------------------------------------------
                    JERRY A. GREENBERG

                /s/ J. STUART MOORE                                                     March 30, 2000
---------------------------------------------------
                      J. STUART MOORE

              /s/ R. STEPHEN CHEHEYL                                                    March 30, 2000
---------------------------------------------------
                    R. STEPHEN CHEHEYL

            /s/ DARIUS W. GASKINS, JR.                                                  March 30, 2000
---------------------------------------------------
                  DARIUS W. GASKINS, JR.

                /s/ BRUCE D. PARKER                                                     March 30, 2000
---------------------------------------------------
                      BRUCE D. PARKER

                /s/ CARL S. SLOANE                                                      March 30, 2000
---------------------------------------------------
                      CARL S. SLOANE

                                 EXHIBIT INDEX

 EXHIBIT NO.                            DESCRIPTION
 -----------                            -----------
     3.1+       Amended and Restated Certificate of Incorporation
     3.2+++     Certificate of Amendment of the Amended and Restated
                Certificate of Incorporation
     3.3+       Amended and Restated Bylaws
     4.1+       Specimen Certificate for Shares of Common Stock, $.01 par
                value, of the Company
   10.1(a)+     Lease dated March 30, 1994 between the Company and One
                Memorial Drive Limited Partnership for offices at One
                Memorial Drive, Cambridge, MA
   10.1(b)++    Second Amendment to Lease dated April 1997 for offices at
                One Memorial Drive, Cambridge, MA
   10.2++++     Principal Stockholder Stock Purchase Agreement by and among
                Sapient Corporation, the Principal Stockholders of
                Adjacency, Inc., and Andrew Sather (as Exchange Agent) dated
                March 29, 1999
   10.3*+       1992 Stock Plan
   10.4*+       1996 Equity Stock Incentive Plan
   10.5*+       1996 Director Stock Option Plan
   10.6*+++     1998 Stock Incentive Plan
(1)10.7***      1999 Performance Bonus Incentive Plan
   10.8+        Revolving Loan Facility with Fleet Bank of Massachusetts,
                N.A., dated July 11, 1994, as amended July 1, 1995 and
                February 15, 1996
   10.8(a)++    Amendment dated June 30, 1997 to the Revolving Loan Facility with Fleet Bank of Massachusetts, N.A., dated July 11, 1994, as amended July 1, 1995 and February 15, 1996
   10.8(b)+++   Amendment dated October 13, 1998 to the Revolving Loan
                Facility with Fleet Bank of Massachusetts, N.A., dated July
                11, 1994, as amended July 1, 1995, February 15, 1996 and
                June 30, 1997
   21**         List of Subsidiaries
   23.1(a)**    Consent of PricewaterhouseCoopers LLP
   23.1(b)**    Consent of KPMG LLP
   27**         Financial Data Schedule

---------------

   * Exhibits previously filed pursuant to Item 14(c) of Form 10-K.

  ** Exhibits filed herewith.

 *** Exhibits filed herewith and pursuant to Item 14(c) of Form 10-K.

   + Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-1586)

  ++ Incorporated herein by reference to the Company's Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 000-28074)

 +++ Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-28074)

++++ Incorporated herein by reference to the Company's Form 8-K dated April 7,
     1999 (File No. 000-28074)

 (1) Confidential treatment requested as to certain portions.