Form 10-Q
period 2000-03-31
SAPIENT CORP
filed 2000-05-12
CIK 1008817

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

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

                               Yes [X]     No [ ]

     As of May 5, 2000, there were 58,830,149 shares of Common Stock, $.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SAPIENT CORPORATION

                                     INDEX

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
PART I. FINANCIAL INFORMATION
Item
  1.    Consolidated Balance Sheets as of March 31, 2000 and
        December 31, 1999...........................................       2
        Consolidated Statements of Income for the Three Months Ended
        March 31, 2000 and 1999.....................................       3
        Consolidated Statements of Cash Flows for the Three Months
        Ended March 31, 2000 and 1999...............................       4
        Notes to Consolidated Financial Statements..................     5-6
Item
  2.    Management's Discussion and Analysis of Financial Condition
        and Results
        of Operations...............................................    7-11
Item
  3.    Quantitative and Qualitative Disclosures About Market
        Risk........................................................      11
PART II. OTHER INFORMATION
Item
  2.    Changes in Securities and Use of Proceeds...................      12
Item
  6.    Exhibits and Reports on Form 8-K............................      12
Signatures..........................................................      13
Exhibit 10.9........................................................      14
Exhibit 27.1........................................................      20

                              SAPIENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 83,528        $ 51,582
  Short term investments....................................    136,304         144,527
  Accounts receivable, less allowance for doubtful accounts
     of $1,896 and $1,246, respectively.....................     77,917          75,170
  Unbilled revenues on contracts............................     15,773          13,474
  Deferred income taxes.....................................      1,311           1,311
  Prepaid expenses and other current assets.................     10,415           7,928
                                                               --------        --------
     Total current assets...................................    325,248         293,992
Property and equipment, net.................................     31,625          23,591
Deferred income taxes.......................................      6,296           6,296
Intangible assets...........................................     15,698          16,582
Other assets................................................      3,600           2,728
                                                               --------        --------
     Total assets...........................................   $382,467        $343,189
                                                               ========        ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  4,320        $  4,437
  Accrued expenses..........................................      7,311           4,538
  Accrued compensation......................................     14,661          11,682
  Accrued income taxes payable..............................      4,172             948
  Deferred revenues on contracts............................     17,824          15,136
                                                               --------        --------
     Total current liabilities..............................     48,288          36,741
Other long term liabilities.................................      1,877           1,489
                                                               --------        --------
     Total liabilities......................................     50,165          38,230
                                                               --------        --------
Stockholders' equity:
  Preferred stock, par value $.01 per share, 5,000,000
     authorized and none outstanding at March 31, 2000 and
     December 31, 1999......................................         --              --
  Common stock, par value $.01 per share, voting,
     100,000,000 shares authorized, 58,505,514 and
     57,473,539 shares issued and outstanding at March 31,
     2000 and December 31, 1999, respectively...............        585             575
  Additional paid-in capital................................    256,413         240,975
  Deferred compensation.....................................       (578)           (688)
  Accumulated other comprehensive loss......................       (219)           (114)
  Retained earnings.........................................     76,101          64,211
                                                               --------        --------
     Total stockholders' equity.............................    332,302         304,959
                                                               --------        --------
     Total liabilities and stockholders' equity.............   $382,467        $343,189
                                                               ========        ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              SAPIENT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,    MARCH 31,
                                                                2000         1999
                                                              ---------    ---------
                                                                   (UNAUDITED)
Revenues....................................................  $100,334      $57,793
                                                              --------      -------
Operating expenses:
  Project personnel costs (exclusive of stock-based
     compensation of $101 and $703 for 2000 and 1999,
     respectively)..........................................    48,575       28,334
  Selling and marketing (exclusive of stock-based
     compensation of $435
     for 1999)..............................................     7,885        3,974
  General and administrative (exclusive of stock-based
     compensation of $9 and $561 for 2000 and 1999,
     respectively)..........................................    25,253       14,648
  Amortization of intangible assets.........................       884          569
  Stock-based compensation..................................       110        1,699
  Acquisition costs.........................................        --        2,340
                                                              --------      -------
     Total operating expenses...............................    82,707       51,564
                                                              --------      -------
Income from operations......................................    17,627        6,229
Interest income.............................................     2,473          820
                                                              --------      -------
Income before income taxes and equity in net loss from
  unconsolidated affiliate..................................    20,100        7,049
Income taxes................................................     7,857        2,770
                                                              --------      -------
Income before equity in net loss from unconsolidated
  affiliate.................................................    12,243        4,279
Equity in net loss from unconsolidated affiliate............       353           --
                                                              --------      -------
     Net income.............................................  $ 11,890      $ 4,279
                                                              ========      =======
Basic net income per share..................................  $   0.20      $  0.08
                                                              ========      =======
Diluted net income per share................................  $   0.18      $  0.07
                                                              ========      =======
Weighted average common shares..............................    58,104       54,278
Weighted average common share equivalents...................     8,416        6,870
                                                              --------      -------
Weighted average common shares and common share
  equivalents...............................................    66,520       61,148
                                                              ========      =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              SAPIENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,    MARCH 31,
                                                                2000         1999
                                                              ---------    ---------
                                                                   (UNAUDITED)
Cash flows from operating activities:
  Net income................................................  $ 11,890      $ 4,279
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     2,238        1,508
     Amortization of intangible assets......................       884          568
     Stock-based compensation...............................       110        1,699
     Equity in net loss from unconsolidated affiliate.......       353           --
     Changes in assets and liabilities:
       Increase in accounts receivable......................    (2,747)      (8,333)
       Decrease (increase) in unbilled revenues on
        contracts...........................................    (2,299)          47
       Decrease (increase) in prepaid expenses and other
        current assets......................................    (2,487)         675
       Decrease in other assets.............................        33           32
       (Decrease) increase in accounts payable..............      (117)       1,208
       Increase in accrued expenses.........................     2,773        1,695
       (Decrease) increase in accrued compensation..........     2,979       (4,915)
       (Decrease) increase in income taxes payable..........     7,224       (1,190)
       (Decrease) increase in deferred revenues on
        contracts...........................................     2,688       (1,562)
       (Decrease) increase in other long term liabilities...       357          (61)
                                                              --------      -------
          Net cash provided by (used in) operating
            activities......................................    23,879       (4,350)
                                                              --------      -------
Cash flows from investing activities:
  Purchases of property and equipment.......................   (10,272)      (4,304)
  Investments in and advances to affiliates.................      (268)          --
  Long term investments.....................................    (1,060)          --
  Maturities of short term investments......................     8,148        8,546
                                                              --------      -------
          Net cash provided by (used in) investing
            activities......................................    (3,452)       4,242
                                                              --------      -------
Cash flows from financing activities:
  Repayments from stockholders for notes receivable.........        71          710
  Proceeds from stock option and purchase plans.............    11,448        5,289
  Principal payments on notes payable to bank...............        --         (117)
                                                              --------      -------
          Net cash provided by financing activities.........    11,519        5,882
                                                              --------      -------
Increase in cash and cash equivalents.......................    31,946        5,774
Cash and cash equivalents, at beginning of period...........    51,582       25,720
                                                              --------      -------
Cash and cash equivalents, at end of period.................  $ 83,528      $31,494
                                                              ========      =======
Schedule of non-cash financing activities:
  Tax benefit of disqualifying dispositions of stock
     options................................................  $  4,000      $    --
                                                              ========      =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              SAPIENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Sapient Corporation (the "Company" or "Sapient") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

     On March 29, 1999, the Company acquired all of the outstanding common stock of Adjacency, Inc. in exchange for 1,581,348 shares of common stock. The Company's financial statements have been restated for all periods presented to reflect the acquisition of Adjacency, which was accounted for as a pooling of interests. Costs, which consisted primarily of investment banking, accounting and legal fees related to the acquisition and approximated $2.3 million, have been reflected in the consolidated statements of income for the quarter ended March 31, 1999.

     On October 8, 1999, the Company acquired substantially all of the assets of E.Lab L.L.C. in exchange for 88,044 shares of common stock and the assumption of certain liabilities of E.Lab. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. E.Lab's results of operations are included in the Company's consolidated statements of income from the date of acquisition.

     On October 21, 1999, the Company declared a two-for-one stock split effected as a 100% stock dividend distributed on November 5, 1999 to all shareholders of record on November 1, 1999. The Company's financial statements have been restated for all periods presented to reflect the effect of this stock dividend.

(2) EARNINGS PER SHARE

     The following information presents the Company's computation of basic and diluted EPS for the periods presented in the consolidated statements of income (in thousands, except per share data):

                                                              MARCH 31,    MARCH 31,
                                                                2000         1999
                                                              ---------    ---------
Net income..................................................   $11,890      $ 4,279
Basic net income per share:
  Weighted average common shares outstanding................    58,104       54,278
                                                               -------      -------
  Basic net income per share................................   $  0.20      $  0.08
                                                               =======      =======
Diluted net income per share:
  Weighted average common shares outstanding................    58,104       54,278
  Dilutive stock options....................................     8,416        6,870
                                                               -------      -------
  Shares used in computing per share amount.................    66,520       61,148
                                                               -------      -------
  Diluted net income per share..............................   $  0.18      $  0.07
                                                               =======      =======

                              SAPIENT CORPORATION

(3) COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under generally accepted accounting principles and also considers the effect of additional economic events that are not required to be recorded in determining net income but are rather reported as a separate component of stockholders' equity. Sapient reports foreign currency translation gains and losses and unrealized gains and losses on short term investments as components of comprehensive income. Comprehensive income was $11.8 million and $4.3 million for the three months ended March 31, 2000 and 1999, respectively.

(4) NEW ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

(5) RELATED PARTY TRANSACTIONS

     During the three months ended March 31, 2000 and 1999, the Company recognized approximately $0.0 million and $2.2 million, respectively in net revenues from consulting services provided to related parties in which the Company has non-controlling equity interests. The Company had receivables due from these entities of approximately $5.2 million at both March 31, 2000 and December 31, 1999. In addition, certain members of management of the Company have provided funding to these companies.

     On January 31, 2000, the Company entered into a strategic relationship with a client which included, among other things, the Company becoming a preferred supplier to that client and its affiliated entities. As part of the relationship, the co-CEOs and co-chairmen of the Board of Directors of the Company each issued a $10.0 million convertible note to the client. The notes are convertible into shares of the Company's common stock owned by the co-CEOs and co-chairmen at a conversion rate equal to the closing price of the Company's common stock on the date the convertible notes were executed. The client's ability to convert the notes is subject to certain vesting restrictions, based upon the client's ability to achieve certain revenue targets to Sapient within prescribed timeframes. The notes cannot be converted before May 15, 2002.

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

     Our revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter. Certain significant estimates include percentage of completion estimates used for fixed price contracts and the allowance for doubtful accounts. These items are constantly monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.

     On March 29, 1999, we acquired all of the outstanding common stock of Adjacency in exchange for 1,581,348 shares of our common stock. Our financial statements have been restated for all periods presented to reflect the acquisition of Adjacency, which has been accounted for as a pooling-of-interests. Costs, which consisted primarily of investment banking, accounting and legal fees related to the acquisition and approximated $2.3 million, have been reflected in the consolidated statements of income for the quarter ended March 31, 1999.

     On October 8, 1999, we acquired substantially all of the assets of E.Lab in exchange for 88,044 shares of common stock and the assumption of certain liabilities of E.Lab. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. E.Lab's results of operations are included in our consolidated statements of income from the date of acquisition.

     Our financial statements have been restated for all periods presented to reflect a two-for-one stock split distributed on November 5, 1999.

     On November 19, 1999, we completed a public offering of common stock, which resulted in the issuance of 1,114,600 shares of common stock. Proceeds to Sapient, net of underwriting discounts and costs of the offering, were approximately $83.3 million.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues of certain items included in our consolidated statements of income:

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2000      1999
                                                              ----      ----
Revenues....................................................  100%      100%
                                                              ---       ---
Operating expenses:
  Project personnel costs...................................   48        49
  Selling and marketing.....................................    8         7
  General and administrative................................   25        25
  Amortization of intangible assets.........................    1         1
  Stock-based compensation..................................   --         3
  Acquisition costs.........................................   --         4
                                                              ---       ---
     Total operating expenses...............................   82        89
                                                              ---       ---
Income from operations......................................   18        11
Interest income.............................................    2         1
                                                              ---       ---
Income before income taxes and equity in net loss from
  unconsolidated affiliate..................................   20        12
Income taxes................................................    8         5
                                                              ---       ---
Income before equity in net loss from unconsolidated
  affiliate.................................................   12         7
Equity in net loss from unconsolidated affiliate............   --        --
                                                              ---       ---
Net Income..................................................   12%        7%
                                                              ===       ===

  Revenues

     Revenues for the three months ended March 31, 2000 increased 74% over revenues for the three months ended March 31, 1999. The increase in revenues was attributable to an increase in the number and average size of client projects, billing rate increases, and improved utilization of project personnel. For the three months ended March 31, 2000, our five largest clients accounted for approximately 23% of our revenues, compared to 32% of revenues for the three months ended March 31, 1999. No client accounted for more than 10% of revenues in either period.

  Project Personnel Costs

     Project personnel costs consist principally of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense we incur in providing our services. The increase in project personnel costs for the three months ended March 31, 2000 was primarily due to an increase in the number of project personnel from 1,299 at March 31, 1999 to 1,786 at March 31, 2000 and to higher compensation for project personnel. Project personnel costs decreased slightly as a percentage of revenues to 48% for the three months ended March 31, 2000 compared to 49% for the three months ended March 31, 1999.

  Selling and Marketing

     Selling and marketing costs consist principally of salaries, employee benefits, and travel expenses of selling and marketing personnel and promotional costs. Selling and marketing costs increased as a percentage of revenues from 7% for the three months ended March 31, 1999 to 8% for the three months ended March 31, 2000. The increase was primarily due to higher compensation for sales personnel and an increase in the number of selling and marketing personnel from 58 employees at March 31, 1999 to 92 employees at March 31, 2000.

  General and Administrative

     General and administrative expenses relate principally to salaries and employee benefits associated with our management, finance and administrative groups, including personnel devoted to recruiting and training project personnel and occupancy expenses. The increase in general and administrative expenses for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 was primarily due to an increase in the number of employees hired during the past year, an increase in occupancy expenses related to significant expansion of our office space and increased depreciation costs related to investments in property and equipment. General and administrative personnel grew from 290 employees at March 31, 1999 to 405 employees at March 31, 2000. Our total headcount increased from 1,647 at March 31, 1999 to 2,283 at March 31, 2000. Total occupancy at March 31, 2000 was approximately 670,000 square feet, compared to approximately 438,000 square feet at March 31, 1999. General and administrative costs as a percentage of revenues remained constant at 25% for the three months ended March 31, 2000 and 1999.

  Amortization of Intangible Assets

     Amortization of intangible assets consists primarily of amortization of marketing assets, customer lists, assembled workforce and goodwill resulting from the acquisitions of Studio Archetype, Inc. and E.Lab. The increase in amortization of intangible assets for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 was primarily related to the E.Lab acquisition in the fourth quarter of 1999. Amortization periods range from four to seven years.

  Stock-Based Compensation

     Stock-based compensation consists of expenses associated with Adjacency stock options that were granted, prior to the Company's acquisition of Adjacency, at below fair market value. The options were granted in November of 1998 with a three-year vesting schedule commencing on the date of employment. A charge of approximately $1.7 million in the first quarter of 1999 was the result of change-in-control provisions. We expect this charge to be approximately $100,000 for the next six quarters.

  Acquisition Costs

     Costs associated with the Adjacency acquisition, which consisted primarily of investment banking, accounting and legal fees, were approximately $2.3 million and were charged to expense in the three months ended March 31, 1999.

  Interest Income

     Interest income for the three months ended March 31, 2000 and 1999 was $2.5 million and $0.8 million, respectively, and was derived primarily from investments of the proceeds from our public stock offerings which were invested primarily in tax-exempt, short-term municipal bonds, commercial paper and U.S. government securities. The increase in interest income for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 was due to the investment of the proceeds from the follow-on public offering of our common stock in November of 1999.

  Provision for Income Taxes

     Income tax expense for the three months ended March 31, 2000 and 1999 was $7.9 million and $2.8 million, respectively, or effective rates of 39.1% and 39.3%, respectively. Our effective tax rate may vary from period to period based on our future expansion into areas with varying country, state, and local income tax rates and deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

  Equity in Net Loss from Unconsolidated Affiliate

     Equity in net loss from unconsolidated affiliate for the three months ended March 31, 2000 was approximately $353,000. In September 1999, we commenced a joint venture, Sapient S.p.A. in Milan, Italy. We use the equity method of accounting for this investment in which we have a 50% interest.

  Liquidity and Capital Resources

     We have primarily funded our operations from cash flow generated from operations and the proceeds from our public stock offerings. In addition, we have a bank revolving line of credit providing for borrowings of up to $5.0 million. Borrowings under this line of credit, which expires on June 30, 2000, bear interest at the bank's prime rate. The line of credit includes covenants relating to the maintenance of certain financial ratios, and limits the payment of dividends. At March 31, 2000, the Company had no bank borrowings outstanding.

     We invest predominantly in instruments that are highly liquid, investment grade securities and have maturities of less than one year. At March 31, 2000, we had approximately $219.8 million in cash, cash equivalents and short term investments compared to $196.1 million at December 31, 1999.

     Cash provided by operating activities was $23.9 million for the three months ended March 31, 2000. This resulted primarily from net income of $11.9 million, non-cash charges of $3.6 million, increases in accrued expenses and accrued compensation of $5.8 million, increases in accrued income taxes payable of $7.2 million and increases in deferred revenues on contracts of $2.7 million, offset by increases in accounts receivable of $2.7 million, increases of $2.3 million in unbilled revenues on contracts and increases in prepaid expenses and other current assets of $2.5 million, all of which were principally related to the overall growth of the Company.

     Cash used in investing activities was $3.5 million for the three months ended March 31, 2000. This was due primarily to capital expenditures of $10.3 million for significant expansion of the Company's office space and computer equipment purchases and long term investments of $1.1 million, offset by maturities of short term investments (net of purchases) of $8.1 million.

     Cash provided by financing activities was $11.5 million for the three months ended March 31, 2000 and was principally due to $11.4 million provided from the sale of common stock through the Company's employee stock purchase plan and the exercise of employee stock options.

     We have entered into a strategic alliance with a third party to help established companies create new businesses to compete successfully in the New Economy. We have initially committed to invest up to $100.0 million in these new businesses and expect to raise additional capital from other strategic partners. Funds for this strategic alliance will be provided from our existing cash and short term investment balances.

     We believe that the cash provided from operations, borrowings available under our revolving line of credit, existing cash, cash equivalents and short term investments will be sufficient to meet our working capital, capital expenditure, and strategic alliance requirements for at least the next 18 months.

YEAR 2000 READINESS

     The following disclosure shall be considered Year 2000 Readiness Disclosure to the maximum extent allowed under the Year 2000 Information and Readiness Disclosure Act.

     We developed a phased Year 2000 readiness plan to help identify and resolve Year 2000 issues associated with our internal systems, external vendors and the services provided by us. In December 1999, we completed our assessment of our internal and third party computer systems and our internal non-information technology systems, such as building security, voice mail, telephone and other systems containing embedded microprocessors. Our material internal information technology systems consist principally of financial, accounting and human resources application software created by third parties, and internally developed sales forecasting and project management software applications. All of our internally developed applications are Year 2000 compliant. With respect to the third-party software applications, we believe that, based on oral statements made by manufacturers and/or statements published on manufacturers' websites, that such products are Year 2000 compliant. At the manufacturer's recommendation, we recently installed patches in our versions of the

Windows 95 and Windows NT operating systems in order for those operating systems to become Year 2000 compliant. The manufacturers of our computer hardware platforms, principally servers, have indicated that the versions we currently use are Year 2000 compliant. We also completed a comprehensive contingency plan in December 1999 to address the situations that may result if we were unable to achieve Year 2000 readiness of our major information technology and non-information technology systems.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not believe that it has any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

10.9 Agreement dated November 15, 1999 between Bruce D. Parker and Sapient Corporation
27.1  Financial data schedule

     (b) Reports on Form 8-K.

     On January 4, 2000, the Company filed a Current Report on Form 8-K dated January 3, 2000 in connection with the appointment of Edward G. Goldfinger as Chief Financial Officer of the Company and of Susan D. Johnson as a Senior Vice President of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAPIENT CORPORATION

Date: May 12, 2000                                 By: /s/ JERRY A. GREENBERG
                                                       ----------------------------------------
                                                       Jerry A. Greenberg
                                                       Co-Chief Executive Officer
                                                       Co-Chairman of the Board

Date: May 12, 2000                                 By: /s/ EDWARD G. GOLDFINGER
                                                       ----------------------------------------
                                                       Edward G. Goldfinger
                                                       Chief Financial Officer