Form 10-Q
period 2000-06-30
SAPIENT CORP
filed 2000-08-14
CIK 1008817

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                             Yes  [X]       No  [ ]

     As of August 4, 2000, there were 118,694,548 shares of the registrant's Common Stock, $.01 par value, outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SAPIENT CORPORATION

                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Balance Sheets as of June 30, 2000 and
  December 31, 1999.........................................      2
         Consolidated Statements of Income for the Three and
       Six Months Ended June 30, 2000 and 1999..............      3
         Consolidated Statements of Cash Flows for the Six
       Months Ended June 30, 2000 and 1999..................      4
         Notes to Consolidated Financial Statements.........    5-7
Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations..................   8-12
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................     12
PART II. OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds...........     13
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     13
Item 6. Exhibits and Reports on Form 8-K....................     13
Signatures..................................................     14
Exhibit 27.1................................................     15

                              SAPIENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $111,398       $ 51,582
  Short term investments....................................    135,853        144,527
  Accounts receivable, less allowance for doubtful accounts
     of $3,896 and $1,246, respectively.....................     73,967         75,170
  Unbilled revenues on contracts............................     15,957         13,474
  Deferred income taxes.....................................        890          1,311
  Prepaid expenses and other current assets.................     11,376          7,928
                                                               --------       --------
          Total current assets..............................    349,441        293,992
Property and equipment, net.................................     44,122         23,591
Deferred income taxes.......................................      5,453          6,296
Intangible assets...........................................     18,800         16,582
Other assets................................................      4,412          2,728
                                                               --------       --------
          Total assets......................................   $422,228       $343,189
                                                               ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  5,398       $  4,437
  Accrued expenses..........................................      6,786          4,538
  Accrued compensation......................................     23,776         11,682
  Accrued income taxes payable..............................         --            948
  Deferred revenues on contracts............................     20,304         15,136
                                                               --------       --------
          Total current liabilities.........................     56,264         36,741
  Other long term liabilities...............................      4,004          1,489
                                                               --------       --------
          Total liabilities.................................     60,268         38,230
                                                               --------       --------
Stockholders' equity:
  Preferred stock, par value $.01 per share, 5,000,000
     authorized and none issued and outstanding at June 30,
     2000 and December 31, 1999.............................         --             --
  Common stock, par value $.01 per share, voting,
     200,000,000 shares authorized, 118,443,320 and
     114,947,078 shares issued and outstanding at June 30,
     2000 and December 31, 1999, respectively...............      1,184          1,150
  Additional paid-in capital................................    270,636        240,400
  Deferred compensation.....................................       (468)          (688)
  Accumulated other comprehensive loss......................       (455)          (114)
  Retained earnings.........................................     91,063         64,211
                                                               --------       --------
          Total stockholders' equity........................    361,960        304,959
                                                               --------       --------
          Total liabilities and stockholders' equity........   $422,228       $343,189
                                                               ========       ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              SAPIENT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Revenues..............................................  $125,769   $ 64,199   $226,103   $121,992
                                                        --------   --------   --------   --------
Operating expenses:
  Project personnel costs (exclusive of stock-based
     compensation of $101 and $202 for the three and
     six months ended June 30, 2000, respectively, and
     $101 and $804 for the three and six months ended
     June 30, 1999, respectively).....................    60,321     30,618    108,896     58,952
  Selling and marketing (exclusive of stock-based
     compensation of $435 for the six months ended
     June 30, 1999)...................................     7,769      5,411     15,654      9,384
  General and administrative (exclusive of stock-based
     compensation of $9 and $18 for the three and six
     months ended June 30, 2000, respectively, and $9
     and $570 for the three and six months ended June
     30, 1999, respectively)..........................    33,753     16,219     59,006     30,868
  Amortization of intangible assets...................       757        519      1,641      1,088
  Stock-based compensation............................       110        110        220      1,809
  Acquisition costs...................................        --         --         --      2,340
                                                        --------   --------   --------   --------
          Total operating expenses....................   102,710     52,877    185,417    104,441
                                                        --------   --------   --------   --------
Income from operations................................    23,059     11,322     40,686     17,551
Interest income.......................................     2,768        859      5,241      1,679
                                                        --------   --------   --------   --------
Income before income taxes and equity in net loss from
  unconsolidated affiliate............................    25,827     12,181     45,927     19,230
Income taxes..........................................    10,589      4,495     18,446      7,266
                                                        --------   --------   --------   --------
Income before equity in net loss from unconsolidated
  affiliate...........................................    15,238      7,686     27,481     11,964
Equity in net loss from unconsolidated affiliate......       276         --        629         --
                                                        --------   --------   --------   --------
          Net income..................................  $ 14,962   $  7,686   $ 26,852   $ 11,964
                                                        ========   ========   ========   ========
Basic net income per share............................  $   0.13   $   0.07   $   0.23   $   0.11
                                                        ========   ========   ========   ========
Diluted net income per share..........................  $   0.11   $   0.06   $   0.20   $   0.10
                                                        ========   ========   ========   ========
Weighted average common shares........................   117,926    109,772    117,066    109,176
Weighted average common share equivalents.............    15,076     12,556     15,940     13,136
                                                        --------   --------   --------   --------
Weighted average common shares and common share
  equivalents.........................................   133,002    122,328    133,006    122,312
                                                        ========   ========   ========   ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              SAPIENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net income................................................  $ 26,852   $ 11,964
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization..........................     5,281      3,430
     Amortization of intangible assets......................     1,641      1,088
     Stock-based compensation...............................       220      1,809
     Equity in net loss from unconsolidated affiliate.......       629         --
     Changes in assets and liabilities:
       Increase in accounts receivable......................    (1,490)   (13,366)
       Increase in unbilled revenues on contracts...........    (2,348)    (3,645)
       Increase in prepaid expenses and other current
        assets..............................................    (1,062)    (9,799)
       Increase in other assets.............................    (1,110)      (164)
       Increase in accounts payable.........................       798      1,423
       Increase in accrued expenses.........................     1,958        448
       Increase (decrease) in accrued compensation..........    12,094     (2,846)
       Increase in accrued income taxes payable.............     5,726      4,001
       Increase (decrease) in deferred revenues on
        contracts...........................................     5,168     (1,430)
       Increase in other long term liabilities..............     2,136        288
                                                              --------   --------
Net cash provided by (used in) operating activities.........    56,493     (6,799)
                                                              --------   --------
Cash flows from investing activities:
  Purchase of property and equipment........................   (25,381)    (8,332)
  Net cash received from acquisition........................        23         --
  Investments in and advances to affiliates.................       731         --
  Long term investments.....................................    (2,000)        --
  Maturities of short term investments......................     8,609     15,878
                                                              --------   --------
  Net cash provided by (used in) investing activities.......   (18,018)     7,546
                                                              --------   --------
Cash flows from financing activities:
  Repayments from (advances to) stockholders for notes
     receivable.............................................        71     (1,547)
  Proceeds from stock option and purchase plans.............    21,270      9,603
                                                              --------   --------
          Net cash provided by financing activities.........    21,341      8,056
                                                              --------   --------
Increase in cash and cash equivalents.......................    59,816      8,803
Cash and cash equivalents, at beginning of period...........    51,582     25,720
                                                              --------   --------
Cash and cash equivalents, at end of period.................  $111,398   $ 34,523
                                                              ========   ========
Schedule of non-cash financing activities:
  Tax benefit of disqualifying dispositions of stock
     options................................................  $  9,000   $     --
                                                              ========   ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              SAPIENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Sapient Corporation (the "Company" or "Sapient") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

     On August 1, 2000, the Board of Directors declared a two-for-one stock split to be effected as a 100% stock dividend, to be paid on August 28, 2000 to shareholders of record on August 14, 2000. On November 5, 1999, the Company distributed a two-for-one stock split effected as a 100% stock dividend. The Company's financial statements and all of the share numbers contained in this Quarterly Report have been restated for all periods presented to reflect the effect of these stock splits.

     On June 30, 2000, the Company acquired an additional equity interest in HWT, Inc. (formerly HealthWatch Technologies, L.L.C.) for $2.0 million. As a result of this acquisition, as well as certain other equity changes at HWT, the Company's equity interest in HWT is now 55.6%. In prior periods, the Company had a less than 50% ownership interest and accounted for this investment using the equity method of accounting. At June 30, 2000, the consolidated financial statements include the accounts of HWT. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. Pro forma results combining the Company and HWT are not materially different from the Company's results of operations.

     On October 8, 1999, the Company acquired substantially all of the assets of E.Lab, L.L.C. in exchange for 176,088 shares of common stock and the assumption of certain liabilities of E.Lab. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. E.Lab's results of operations are included in the Company's consolidated statements of income from the date of acquisition.

     On March 29, 1999, the Company acquired all of the outstanding common stock of Adjacency, Inc. in exchange for 3,162,696 shares of common stock. The Company's financial statements have been restated for all periods presented to reflect the acquisition of Adjacency, which was accounted for as a pooling of interests. Costs, which consisted primarily of investment banking, accounting and legal fees related to the acquisition and approximated $2.3 million, have been reflected in the consolidated statements of income for the six months ended June 30, 1999.

(2) EARNINGS PER SHARE

     The following information presents the Company's computation of basic and diluted EPS for the periods presented in the consolidated statements of income (in thousands, except per share data):

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Net income............................................  $ 14,962   $  7,686   $ 26,852   $ 11,964
Basic net income per share:
  Weighted average common shares outstanding..........   117,926    109,772    117,066    109,176
  Basic net income per share..........................  $   0.13   $   0.07   $   0.23   $   0.11
                                                        ========   ========   ========   ========
Diluted net income per share:
  Weighted average common shares outstanding..........   117,926    109,772    117,066    109,176
  Dilutive stock options..............................    15,076     12,556     15,940     13,136
                                                        --------   --------   --------   --------
  Shares used in computing per share amount...........   133,002    122,328    133,006    122,312
                                                        --------   --------   --------   --------
  Diluted net income per share........................  $   0.11   $   0.06   $   0.20   $   0.10
                                                        ========   ========   ========   ========

(3) COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under generally accepted accounting principles and also considers the effect of additional economic events that are not required to be recorded in determining net income but are reported as a separate component of stockholders' equity. Sapient reports foreign currency translation gains and losses and unrealized gains and losses on short term investments as components of comprehensive income. Comprehensive income was $14.7 million and $7.5 million for the three months ended June 30, 2000 and 1999, respectively, and $26.5 million and $11.7 million for the six months ended June 30, 2000 and 1999, respectively.

(4) NEW ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

(5) RELATED PARTY TRANSACTIONS

     During the three and six months ended June 30, 1999, the Company recognized approximately $1.2 million and $3.4 million, respectively in net revenues from consulting services provided to related parties in which the Company has non-controlling equity interests. No related party revenues were recognized during the three and six months ended June 30, 2000. The Company had receivables due from these entities of approximately $2.7 million and $5.2 million at June 30, 2000 and December 31, 1999, respectively. In addition, certain members of management of the Company have provided funding to these entities. For the three and six months ended June 30, 1999, the Company recognized approximately $0.8 million and

$2.5 million in net revenues related to HWT, which was accounted for under the equity method of accounting. The receivable balance at December 31, 1999 includes $3.1 million from HWT.

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

(6) SUBSEQUENT EVENT

     On August 9, 2000, the Company signed an Agreement and Plan of Merger with Human Code, Inc. whereby the Company will acquire all of the outstanding capital stock of Human Code in exchange for approximately 1,510,000 shares of the Company's common stock and the assumption of existing Human Code stock options. The transaction is scheduled to close by the end of August and is subject to customary closing conditions. The acquisition will be accounted for as a purchase.

                              SAPIENT CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading creator of New Economy businesses, providing Internet strategy consulting, sophisticated end-to-end solutions, and launch support to Global 1000 and startup companies. These solutions focus on large-scale and complex business-to-consumer and business-to-business electronic commerce, digital customer relationship management, supply chain optimization, electronic markets and Internet portals. We provide end-to-end solutions to our clients using multidisciplinary teams. We deliver our solutions primarily through six industry business units and primarily on a fixed-price, fixed-timeframe basis.

     Our revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include percentage of completion estimates used for fixed price contracts and the allowance for doubtful accounts. These items are frequently monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.

     On August 1, 2000, the Board of Directors declared a two-for-one stock split to be effected as a 100% stock dividend, to be paid on August 28, 2000 to shareholders of record on August 14, 2000. On November 5, 1999, we distributed a two-for-one stock split effected as a 100% stock dividend. Our financial statements and all of the share numbers contained in this Quarterly Report have been restated for all periods presented to reflect the effect of these stock splits.

     On June 30, 2000, we acquired an additional equity interest in HWT, Inc. (formerly HealthWatch Technologies, L.L.C.) for $2.0 million. As a result of this acquisition, as well as certain other equity changes at HWT, our equity interest in HWT is now 55.6%. In prior periods, we had a less than 50% ownership interest and accounted for this investment using the equity method of accounting. At June 30, 2000, the consolidated financial statements include the accounts of HWT. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. Pro forma results combining Sapient and HWT are not materially different from our results of operations.

     On November 19, 1999, we completed a public offering of common stock, which resulted in the issuance of 2,229,200 shares of common stock. Proceeds to Sapient, net underwriting discounts and costs of the offering, were approximately $83.3 million.

     On October 8, 1999, we acquired substantially all of the assets of E.Lab, L.L.C. in exchange for 176,088 shares of common stock and the assumption of certain liabilities of E.Lab. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. E.Lab's results of operations are included in our consolidated statements of income from the date of acquisition.

     In September 1999, we commenced a joint venture, Sapient S.p.A., in Milan, Italy. The joint venture will provide e-services in Italy to Italian-based businesses.

     On March 29, 1999, we acquired all of the outstanding common stock of Adjacency, Inc. in exchange for 3,162,696 shares of our common stock. Our financial statements have been restated for all periods presented to reflect the acquisition of Adjacency, which was accounted for as a pooling-of-interests. Costs, which consisted primarily of investment banking, accounting and legal fees related to the acquisition and approximated $2.3 million, have been reflected in the consolidated statements of income for the six months ended June 30, 1999.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues of certain items included in our consolidated statements of income:

                                                              THREE MONTHS    SIX MONTHS
                                                                  ENDED          ENDED
                                                                JUNE 30,       JUNE 30,
                                                              -------------   -----------
                                                              2000    1999    2000   1999
                                                              -----   -----   ----   ----
Revenues....................................................   100%    100%   100%    100%
                                                              ----    ----    ---    ----
Operating expenses:
  Project personnel costs...................................    48      48     48      48
  Selling and marketing.....................................     6       8      7       8
  General and administrative................................    27      25     26      25
  Amortization of intangible assets.........................     1       1      1       1
  Stock-based compensation..................................    --      --     --       1
  Acquisition costs.........................................    --      --     --       2
                                                              ----    ----    ---    ----
          Total operating expenses..........................    82      82     82      85
                                                              ----    ----    ---    ----
Income from operations......................................    18      18     18      15
Interest income.............................................     2       1      2       1
                                                              ----    ----    ---    ----

Income before income taxes and equity in net loss from
  unconsolidated affiliate..................................    20      19     20      16
Income taxes................................................     8       7      8       6
                                                              ----    ----    ---    ----
Income before equity in net loss from unconsolidated
  affiliate.................................................    12      12     12      10
Equity in net loss from unconsolidated affiliate............    --      --     --      --
                                                              ----    ----    ---    ----
Net Income..................................................    12%     12%    12%     10%
                                                              ====    ====    ===    ====

  Revenues

     Revenues for the three months ended June 30, 2000 increased 96% over revenues for the three months ended June 30, 1999. For the six months ended June 30, 2000, revenues increased 85% over the comparable period of the prior year. The increase in revenues was attributable to an increase in the number and average size of client projects, billing rate increases, and improved utilization of project personnel. For the three months ended June 30, 2000, our five largest clients accounted for approximately 25% of our revenues, compared to 27% of revenues for the three months ended June 30, 1999. For the six months ended June 30, 2000, our five largest clients accounted for approximately 23% of our revenues, compared to 29% of revenues for the six months ended June 30, 1999. During the three and six months ended June 30, 2000 and 1999, no client accounted for more than 10% of revenues.

  Project Personnel Costs

     Project personnel costs consist principally of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by clients. These costs represent the most significant expense we incur in providing our services. The increase in project personnel costs for the three and six months ended June 30, 2000 was primarily due to an increase in the number of project personnel from 1,413 at June 30, 1999 to 1,977 at June 30, 2000 and to higher compensation for project personnel. Project personnel costs remained constant as a percentage of revenues at 48% for the three and six months ended June 30, 2000 and 1999.

  Selling and Marketing

     Selling and marketing costs consist principally of salaries, employee benefits, travel expenses of selling and marketing personnel and promotional costs. The increase in selling and marketing costs for the three and six months ended June 30, 2000 was primarily due to an increase in the number of selling and marketing personnel from 67 at June 30, 1999 to 95 at June 30, 2000 and to higher compensation for sales personnel. Selling and marketing costs decreased as a percentage of revenues from 8% for the three months ended

June 30, 1999 to 6% for the three months ended June 30, 2000. For the six months ended June 30, 2000, selling and marketing costs decreased as a percentage of revenues to 7% from 8% for the six months ended June 30, 1999. The higher percentages of revenue for the three and six months ended June 30, 1999 were primarily due to investments made by us in a new brand identity during the second quarter of 1999.

  General and Administrative

     General and administrative costs relate principally to salaries and employee benefits associated with our management, finance and administrative groups, including personnel devoted to recruiting and training project personnel and occupancy expenses. The increase in general and administrative costs for the three and six months ended June 30, 2000 was primarily due to an increase in the number of employees hired during the past year, an increase in occupancy costs related to significant expansion of our office space, and increased depreciation costs related to investments in property and equipment. General and administrative personnel grew from 310 at June 30, 1999 to 493 at June 30, 2000. Our total headcount increased from 1,790 at June 30, 1999 to 2,565 at June 30, 2000. As a percentage of revenues, general and administrative costs increased to 27% for the three months ended June 30, 2000 compared to 25% for the three months ended June 30, 1999. General and administrative costs increased to 26% for the six months ended June 30, 2000 compared to 25% for the six months ended June 30, 1999. This increase was primarily a result of an increase in occupancy costs. Total occupancy at June 30, 2000 was approximately 811,000 square feet, compared to approximately 539,000 square feet at June 30, 1999.

  Amortization of Intangible Assets

     Amortization of intangible assets consists principally of amortization of marketing assets, customer lists, assembled workforce and goodwill resulting from the acquisitions of Studio Archetype, Inc. and E.Lab. The increase in amortization of intangible assets for the three and six months ended June 30, 2000 compared to the comparable periods in 1999 was primarily related to the E.Lab acquisition in the fourth quarter of 1999. Amortization periods range from four to seven years.

  Stock Compensation Charge

     Stock-based compensation consists of expenses associated with Adjacency stock options that were granted, prior to our acquisition of Adjacency, at below fair market value. The options were granted in November of 1998 with a three-year vesting schedule commencing on the date of employment. A charge of approximately $1.7 million was recorded in the first quarter of 1999 and was the result of change-in-control provisions. We expect this charge to be approximately $110,000 for the next five quarters.

  Acquisition Costs

     Costs associated with the Adjacency acquisition, which consisted primarily of investment banking, accounting and legal fees, were approximately $2.3 million and were charged to expense in the six months ended June 30, 1999.

  Interest Income

     Interest income for the three months ended June 30, 2000 and 1999 was $2.8 million and $0.9 million, respectively, and for the six months ended June 30, 2000 and 1999 was $5.2 million and $1.7 million, respectively. This interest was derived primarily from investments of the proceeds from our public stock offerings which were invested primarily in tax-exempt, short-term municipal bonds, commercial paper and U.S. government securities. The increase in interest income for the three and six months ended June 30, 2000 compared to the comparable periods in 1999 was due to the investment of the proceeds from the follow-on public offering of our common stock in November of 1999.

  Provision for Income Taxes

     Income tax expense for the three months ended June 30, 2000 and 1999 was $10.6 million and $4.5 million, respectively, or effective rates of 41.0% and 36.9%, respectively. For the six months ended June 30, 2000 and 1999, the income tax expense was $18.4 million and $7.3 million, respectively, or effective rates of 40.2% and 37.8%, respectively. The increases in effective tax rates were due primarily to expansion into countries and states with higher tax rates. Our effective tax rate may vary from period to period based on our future expansion into areas with varying country, state, and local income tax rates and deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

  Equity in Net Loss from Unconsolidated Affiliate

     Equity in net loss from unconsolidated affiliate for the three and six months ended June 30, 2000 was approximately $276,000 and $629,000, respectively. In September 1999, we commenced a joint venture, Sapient S.p.A., in Milan, Italy. We use the equity method of accounting for this investment in which we have a 50% interest.

  Liquidity and Capital Resources

     We have primarily funded our operations from cash flow generated from operations and the proceeds from our public stock offerings. In addition, we have a bank revolving line of credit providing for borrowings of up to $5.0 million. Borrowings under this line of credit, which expires on June 30, 2001, bear interest at the bank's prime rate. The line of credit includes covenants relating to the maintenance of certain financial ratios, and limits the payment of dividends. At June 30, 2000, the Company had no bank borrowings outstanding.

     We invest predominantly in instruments that are highly liquid, investment grade securities and have maturities of less than one year. At June 30, 2000, we had approximately $247.3 million in cash, cash equivalents and short term investments compared to $196.1 million at December 31, 1999.

     Cash provided by operating activities was $56.5 million for the six months ended June 30, 2000 and resulted primarily from net income of $26.9 million, non-cash charges of $7.8 million, increases in accrued compensation of $12.1 million, increases in accrued income taxes payable of $5.7 million, increases in deferred revenues on contracts of $5.2 million and increases in other long term liabilities of $2.1 million, offset by increases in accounts receivable of $1.5 million and increases of $2.3 million in unbilled revenues on contracts, all of which were principally related to the overall growth of the Company.

     Cash used in investing activities was $18.0 million for the six months ended June 30, 2000. This was due primarily to capital expenditures of $25.4 million for significant expansion of the Company's office space and computer equipment purchases and long term investments of $2.0 million, offset by maturities of short term investments (net of purchases) of $8.6 million.

     Cash provided by financing activities was $21.3 million for the six months ended June 30, 2000 and was principally due to $21.3 million provided from the sale of common stock through the Company's employee stock purchase plan and the exercise of stock options.

     We have entered into a strategic alliance with Thomas Weisel Capital Partners, L.P. to help established companies create new businesses to compete successfully in the New Economy. We have initially committed to invest up to $100.0 million in these new businesses and expect to raise additional capital from other strategic partners. Funds for this strategic alliance will be provided from our existing cash and short term investment balances. There have been no investments made as of June 30, 2000.

     We believe that the cash provided from operations, borrowings available under our revolving line of credit, existing cash, cash equivalents and short term investments will be sufficient to meet our working capital, capital expenditure, and strategic alliance requirements for at least the next 18 months.

SUBSEQUENT EVENT

     On August 9, 2000, we signed an Agreement and Plan of Merger with Human Code, Inc. whereby we will acquire all of the outstanding capital stock of Human Code in exchange for approximately 1,510,000 shares of our common stock and the assumption of existing Human Code stock options. The transaction is scheduled to close by the end of August and is subject to customary closing conditions. The acquisition will be accounted for as a purchase.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on May 24, 2000, the following proposals were adopted by the votes specified below:

    (i) The election of two Class I Directors (Jerry A. Greenberg and Bruce D. Parker) to serve until the year 2003. Mr. Greenberg received a total of 86,658,788 shares of common stock voting in favor, with 18,896 withheld from the vote. Mr. Parker received a total of 86,658,788 shares of common stock voting in favor, with 18,896 withheld from the vote. In addition to the directors listed above whom were elected at the meeting, the terms of the following directors continued after the meeting: J. Stuart Moore, Darius W. Gaskins, Carl S. Sloane and R. Stephen Cheheyl.

    (ii) The approval of an amendment to the Company's Amended and Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 100,000,000 to 200,000,000. A total of 86,336,354 shares of common stock were voted in favor of this proposal, 332,380 shares were voted against this proposal and 8,950 shares abstained from voting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     27.1 Financial data schedule.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAPIENT CORPORATION

Date: August 14, 2000                             By: /s/ JERRY A. GREENBERG
                                                      ----------------------------------------
                                                      Jerry A. Greenberg
                                                      Co-Chief Executive Officer

Date: August 14, 2000                             By: /s/ EDWARD G. GOLDFINGER
                                                      ----------------------------------------
                                                      Edward G. Goldfinger
                                                      Chief Financial Officer