Form 10-Q
period 2000-09-30
SAPIENT CORP
filed 2000-11-13
CIK 1008817

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                             Yes  [X]       No  [ ]

     As of November 6, 2000, there were 121,316,776 shares of the registrant's Common Stock, $.01 par value, outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SAPIENT CORPORATION
                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets as of September 30,
  2000 and December 31, 1999................................      2

          Consolidated Statements of Income for the Three
        and Nine Months Ended September 30, 2000 and
        1999................................................      3

          Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 2000 and 1999............      4

          Notes to Consolidated Financial Statements........    5-7

Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................   8-12

Item 3.  Quantitative and Qualitative Disclosures About
  Market Risk...............................................     12

PART II.  OTHER INFORMATION
Item 2.  Changes in Securities and Use of Proceeds; Recent
  Sales of Unregistered Securities..........................     13
Item 6.  Exhibits and Reports on Form 8-K...................     13
Signatures..................................................     14
Exhibit 27.1................................................

                              SAPIENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 75,394        $ 51,582
  Short term investments....................................     181,404         144,527
  Accounts receivable, less allowance for doubtful accounts
     of $4,646 and $1,246, respectively.....................      88,124          75,170
  Unbilled revenues on contracts............................       9,984          13,474
  Deferred income taxes.....................................         890           1,311
  Prepaid expenses and other current assets.................      10,309           7,928
                                                                --------        --------
          Total current assets..............................     366,105         293,992
Property and equipment, net.................................      49,978          23,591
Deferred income taxes.......................................          --           6,296
Intangible assets, net......................................     146,388          16,582
Other assets................................................       5,793           2,728
                                                                --------        --------
          Total assets......................................    $568,264        $343,189
                                                                ========        ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  3,561        $  4,437
  Accrued expenses..........................................       8,268           4,538
  Accrued compensation......................................      18,937          11,682
  Accrued income taxes payable..............................       5,258             948
  Deferred revenues on contracts............................      17,143          15,136
                                                                --------        --------
          Total current liabilities.........................      53,167          36,741
  Deferred income taxes.....................................       1,027              --
  Other long term liabilities...............................       4,084           1,489
                                                                --------        --------
          Total liabilities.................................      58,278          38,230
                                                                --------        --------
Stockholders' equity:
  Preferred stock, par value $.01 per share, 5,000,000
     authorized and none issued and outstanding at September
     30, 2000 and December 31, 1999.........................          --              --
  Common stock, par value $.01 per share, voting,
     200,000,000 shares authorized, 120,802,982 and
     114,947,078 shares issued and outstanding at September
     30, 2000 and December 31, 1999, respectively...........       1,208           1,150
  Additional paid-in capital................................     417,215         240,400
  Deferred compensation.....................................     (11,199)           (688)
  Accumulated other comprehensive loss......................        (287)           (114)
  Retained earnings.........................................     103,049          64,211
                                                                --------        --------
          Total stockholders' equity........................     509,986         304,959
                                                                --------        --------
          Total liabilities and stockholders' equity........    $568,264        $343,189
                                                                ========        ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              SAPIENT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  --------------------    --------------------
                                                    2000        1999        2000        1999
                                                  --------    --------    --------    --------
Revenues........................................  $138,057    $ 73,029    $364,160    $195,021
                                                  --------    --------    --------    --------
Operating expenses:
  Project personnel costs (exclusive of
     stock-based compensation of $336 and $537
     for the three and nine months ended
     September 30, 2000, respectively, and $101
     and $905 for the three and nine months
     ended September 30, 1999, respectively)....    68,183      35,669     177,079      94,621
  Selling and marketing (exclusive of
     stock-based compensation of $15 for the
     three and nine months ended September 30,
     2000, respectively, and $435 for the nine
     months ended September 30, 1999)...........     7,986       5,927      23,640      15,312
  General and administrative (exclusive of
     stock-based compensation of $103 and $122
     for the three and nine months ended
     September 30, 2000, respectively, and $9
     and $579 for the three and nine months
     ended September 30, 1999, respectively)....    38,132      17,527      97,138      48,394
  Amortization of intangible assets.............     2,935         462       4,576       1,550
  Stock-based compensation......................       454         110         674       1,919
  Acquisition costs.............................        --          --          --       2,340
                                                  --------    --------    --------    --------
          Total operating expenses..............   117,690      59,695     303,107     164,136
                                                  --------    --------    --------    --------
Income from operations..........................    20,367      13,334      61,053      30,885
Interest income.................................     3,248         970       8,489       2,649
                                                  --------    --------    --------    --------
Income before income taxes and equity in net
  loss from unconsolidated affiliate............    23,615      14,304      69,542      33,534
Income taxes....................................    11,536       5,436      29,982      12,701
                                                  --------    --------    --------    --------
Income before equity in net loss from
  unconsolidated affiliate......................    12,079       8,868      39,560      20,833
Equity in net loss from unconsolidated
  affiliate.....................................        93          --         722          --
                                                  --------    --------    --------    --------
          Net income............................  $ 11,986    $  8,868    $ 38,838    $ 20,833
                                                  ========    ========    ========    ========
Basic net income per share......................  $   0.10    $   0.08    $   0.33    $   0.19
                                                  ========    ========    ========    ========
Diluted net income per share....................  $   0.09    $   0.07    $   0.29    $   0.17
                                                  ========    ========    ========    ========
Weighted average common shares..................   118,990     111,456     118,325     110,202
Weighted average common share equivalents.......    15,385      12,700      15,864      14,488
                                                  --------    --------    --------    --------
Weighted average common shares and common share
  equivalents...................................   134,375     124,156     134,189     124,690
                                                  ========    ========    ========    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              SAPIENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net income................................................  $ 38,838   $ 20,833
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     9,428      5,577
     Amortization of intangible assets......................     4,576      1,550
     Stock-based compensation...............................       674      1,919
     Equity in net loss from unconsolidated affiliate.......       722         --
     Changes in assets and liabilities:
       Increase in accounts receivable......................   (13,392)   (23,212)
       Decrease (increase) in unbilled revenues on
        contracts...........................................     4,450     (3,224)
       Increase in prepaid expenses and other current
        assets..............................................    (2,228)      (876)
       (Increase) decrease in other assets..................    (1,623)        97
       (Decrease) increase in accounts payable..............    (1,038)       345
       Decrease in accrued expenses.........................    (2,147)      (100)
       Increase (decrease) in accrued compensation..........     7,255     (3,530)
       Increase (decrease) in accrued income taxes
        payable.............................................    17,110     (1,081)
       Increase in deferred revenues on contracts...........     1,903      2,963
       Increase in other long term liabilities..............     2,236        305
                                                              --------   --------
Net cash provided by operating activities...................    66,764      1,566
                                                              --------   --------
Cash flows from investing activities:
  Purchases of property and equipment.......................   (32,540)   (12,166)
  Net cash received from acquisitions.......................       435         --
  Investments in and advances to affiliates.................    (4,304)        --
  Long term investments.....................................    (2,750)        --
  (Purchases) maturities of short term investments..........   (36,824)     1,812
                                                              --------   --------
  Net cash used in investing activities.....................   (75,983)   (10,354)
                                                              --------   --------
Cash flows from financing activities:
  Repayments from stockholders for notes receivable.........        71        514
  Proceeds from stock option and purchase plans.............    32,960     18,568
                                                              --------   --------
          Net cash provided by financing activities.........    33,031     19,082
                                                              --------   --------
Increase in cash and cash equivalents.......................    23,812     10,294
Cash and cash equivalents, at beginning of period...........    51,582     25,720
                                                              --------   --------
Cash and cash equivalents, at end of period.................  $ 75,394   $ 36,014
                                                              ========   ========
Schedule of non-cash operating activities:
  Tax benefit of disqualifying dispositions of stock
     options................................................  $ 12,800   $     --
                                                              ========   ========
Schedule of non-cash investing and financing activities:
  Common stock and stock options issued for acquisition of
     Human Code.............................................  $131,113   $     --
                                                              ========   ========
  Fair value of net liabilities assumed upon acquisition of
     Human Code.............................................  $  2,161   $     --
                                                              ========   ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              SAPIENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Sapient Corporation (the "Company" or "Sapient") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

     On August 28, 2000, the Company distributed a two-for-one stock split effected as a 100% stock dividend. On November 5, 1999, the Company distributed a two-for-one stock split effected as a 100% stock dividend. The Company's financial statements and all of the share numbers contained in this Quarterly Report have been restated for all periods presented to reflect the effect of these stock splits.

(2)  EARNINGS PER SHARE

     The following information presents the Company's computation of basic and diluted EPS for the periods presented in the consolidated statements of income (in thousands, except per share data):

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  --------------------    --------------------
                                                    2000        1999        2000        1999
                                                  --------    --------    --------    --------
Net income......................................  $ 11,986    $  8,868    $ 38,838    $ 20,833
Basic net income per share:
  Weighted average common shares outstanding....   118,990     111,456     118,325     110,202
  Basic net income per share....................  $   0.10    $   0.08    $   0.33    $   0.19
                                                  ========    ========    ========    ========
Diluted net income per share:
  Weighted average common shares outstanding....   118,990     111,456     118,325     110,202
  Dilutive stock options........................    15,385      12,700      15,864      14,488
                                                  --------    --------    --------    --------
  Shares used in computing diluted per share
     amount.....................................   134,375     124,156     134,189     124,690
                                                  --------    --------    --------    --------
  Diluted net income per share..................  $   0.09    $   0.07    $   0.29    $   0.17
                                                  ========    ========    ========    ========

     Options to purchase approximately 1.1 million and 2.8 million shares of common stock for the three and nine months ended September 30, 2000 and approximately 0.8 million shares for both the three and nine months ended September 30, 1999 were outstanding but were not included in the computations of diluted EPS because the exercise price of the options was greater than the average market price of the Company's common stock for the period reported.

(3)  COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under generally accepted accounting principles and also considers the effect of additional economic events that are not required to be recorded in determining net income but are reported as a separate component of stockholders' equity. Sapient reports foreign currency translation gains and losses and unrealized gains and losses on short term investments as components of comprehensive income. Comprehensive income was $12.2 million and $8.8 million for the three months ended September 30, 2000 and 1999, respectively, and $38.7 million and $20.6 million for the nine months ended September 30, 2000 and 1999, respectively.

(4)  ACQUISITIONS

     On August 28, 2000, the Company acquired Human Code, Inc. for approximately $133.1 million in stock and the replacement of existing Human Code stock options, including direct acquisition costs of approximately $1.9 million. The Company issued approximately 1,508,000 shares of the Company's common stock and approximately 471,000 stock options of the Company pursuant to this acquisition. Human Code is a provider of interactive design services for broadband applications. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. Human Code's results of operations are included in the Company's consolidated statement of income from the date of acquisition.

     A summary of the acquisition follows (in thousands):

Common stock................................................  $101,172
Stock options...............................................    29,941
Transaction costs...........................................     1,941
                                                              --------
Total consideration.........................................   133,054
Fair value of net liabilities assumed.......................     2,161
                                                              --------
Excess of purchase price over fair value of net tangible
  assets acquired...........................................  $135,215
                                                              ========

     In connection with the acquisition of Human Code, the Company assumed the outstanding options granted under the Human Code 1994 Stock Option/Stock Issuance Plan. Prior to the acquisition, options to purchase approximately 2,864,000 shares of Human Code common stock were outstanding at exercise prices between $0.10 and $3.25 per share. As a result of the acquisition, the Company replaced the outstanding Human Code stock options with options to purchase approximately 471,000 shares of the Company's common stock. The options will vest ratably over a period up to four years. The Company recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options. The deferred compensation will be charged to operations at the rate of approximately $1.0 million per quarter for the next seven quarters, and $3.9 million in total thereafter, spread over approximately nine quarters.

     The excess of purchase price over fair value of net tangible assets acquired was as follows (in thousands):

Customer contracts..........................................  $    300
Assembled workforce and employment agreements...............     2,900
Deferred compensation.......................................    11,185
Developed technology........................................    13,000
Deferred taxes..............................................    (6,480)
Goodwill....................................................   114,310
                                                              --------
Total.......................................................  $135,215
                                                              ========

     The purchase price allocation for intangible assets is based on the report of an independent appraiser. These assets are being amortized on a straight-line basis over lives principally ranging from three to seven years. The increase in the income tax effective rate for the three and nine months ended September 30, 2000 compared to the corresponding prior periods was due to the non-deductible amortization expenses related to the Human Code acquisition.

     Pro forma results of operations for the Company and Human Code assuming that the acquisition of Human Code occurred at the beginning of each period are shown below (in thousands, except per share data).

                                                  NINE MONTHS          NINE MONTHS
                                                     ENDED                ENDED
                                               SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                               ------------------   ------------------
                                                  (UNAUDITED)          (UNAUDITED)
Net revenues.................................       $377,621             $205,720
Net income...................................       $ 17,176             $  2,723
Basic net income per share...................       $   0.15             $   0.02
Diluted net income per share.................       $   0.13             $   0.02

     The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had this acquisition been consummated as of January 1, 1999, nor is it necessarily indicative of future operating results.

     On June 30, 2000, the Company invested $2.0 million in HWT, Inc. (formerly HealthWatch Technologies, L.L.C.) in connection with a recapitalization of HWT. As a result of this investment and recapitalization, the Company's equity ownership of HWT is now 55.6%. In prior periods, the Company had a less than 50% non-controlling ownership interest and accounted for this investment using the equity method of accounting. The consolidated financial statements include the accounts of HWT from the date of this additional investment as a purchase. Pro forma results combining the Company and HWT are not materially different from the Company's results of operations.

(5)  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement was amended by the issuance of SFAS 137, "Deferral of the Effective Date of FASB Statement No. 133," which changed the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000 (Fiscal 2001 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. Management of the Company anticipates that the adoption of SFAS 133 will not have a material impact on the Company's financial position or its results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective for the Company's fourth quarter of 2000. The Company does not expect the implementation of SAB 101 to have a material effect on its financial position or results of operations.

(6)  RELATED PARTY TRANSACTIONS

     During the three and nine months ended September 30, 1999, the Company recognized approximately $0.2 million and $3.6 million, respectively, in net revenues from consulting services provided to related parties in which the Company has non-controlling equity interests. No related party revenues were recognized during the three and nine months ended September 30, 2000. The Company had receivables due from these entities of approximately $2.7 million and $5.2 million at September 30, 2000 and December 31, 1999, respectively. In addition, certain members of management of the Company have provided funding to these entities.

     On January 31, 2000, the Company entered into a strategic relationship with a client which included, among other things, the Company becoming a preferred supplier to that client and its affiliated entities. As part of the relationship, the co-CEOs and co-chairmen of the Board of Directors of the Company each issued a $10.0 million convertible note to the client. The notes are convertible into shares of the Company's common stock owned by the co-CEOs and co-chairmen at a conversion rate equal to the closing price of the Company's common stock on the date the convertible notes were executed. The client's ability to convert the notes is subject to certain vesting restrictions, based upon the client's payment of certain levels of consulting revenues to Sapient within prescribed timeframes. The notes cannot be converted before May 15, 2002.

                              SAPIENT CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading e-services consultancy, providing Internet strategy consulting, sophisticated end-to-end solutions, and launch support to Global 1000 and startup companies. These solutions focus on large-scale and complex business-to-consumer and business-to-business electronic commerce, digital customer relationship management, supply chain optimization, electronic markets and Internet portals. We provide end-to-end solutions to our clients using multidisciplinary teams. We deliver our solutions primarily through six industry business units and primarily on a fixed-price, fixed-timeframe basis.

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

     On August 28, 2000, we acquired Human Code for approximately $133.1 million in stock and the replacement of existing Human Code stock options, including direct acquisition costs of approximately $1.9 million. We issued approximately 1,508,000 shares of our common stock and approximately 471,000 stock options of the Company pursuant to this acquisition. Human Code is a provider of interactive design services for broadband applications. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. Human Code's results of operations are included in our consolidated statement of income from the date of acquisition.

     On August 28, 2000, we distributed a two-for-one stock split effected as a 100% stock dividend. On November 5, 1999, we distributed a two-for-one stock split effected as a 100% stock dividend. Our financial statements and all of the share numbers contained in this Quarterly Report have been restated for all periods presented to reflect the effect of these stock splits.

     On June 30, 2000, we invested $2.0 million in HWT, Inc. (formerly HealthWatch Technologies, L.L.C.) in connection with a recapitalization of HWT. As a result of this investment and recapitalization, our equity ownership of HWT is now 55.6%. In prior periods, we had a less than 50% ownership interest and accounted for this investment using the equity method of accounting. The consolidated financial statements include the accounts of HWT from the date of this additional investment as a purchase.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues of certain items included in our consolidated statements of income:

                                                         THREE MONTHS       NINE MONTHS
                                                             ENDED             ENDED
                                                         SEPTEMBER 30,     SEPTEMBER 30,
                                                        ---------------   ---------------
                                                         2000     1999     2000     1999
                                                        ------   ------   ------   ------
Revenues..............................................    100%     100%     100%     100%
                                                        ------   ------   ------   ------
Operating expenses:
  Project personnel costs.............................      49       49       49       48
  Selling and marketing...............................       6        8        6        8
  General and administrative..........................      28       24       27       25
  Amortization of intangible assets...................       2        1        1        1
  Stock-based compensation............................      --       --       --        1
  Acquisition costs...................................      --       --       --        1
                                                        ------   ------   ------   ------
          Total operating expenses....................      85       82       83       84
                                                        ------   ------   ------   ------
Income from operations................................      15       18       17       16
Interest income.......................................       2        1        2        1
                                                        ------   ------   ------   ------
Income before income taxes and equity in net loss from
  unconsolidated affiliate............................      17       19       19       17
Income taxes..........................................       8        7        8        6
                                                        ------   ------   ------   ------
Income before equity in net loss from unconsolidated
  affiliate...........................................       9       12       11       11
Equity in net loss from unconsolidated affiliate......      --       --       --       --
                                                        ------   ------   ------   ------
Net Income............................................      9%      12%      11%      11%
                                                        ======   ======   ======   ======

  Revenues

     Revenues for the three months ended September 30, 2000 increased 89% over revenues for the three months ended September 30, 1999. For the nine months ended September 30, 2000, revenues increased 87% over the comparable period of the prior year. The increase in revenues was attributable to an increase in the number and average size of client projects, billing rate increases, and improved utilization of project personnel. For the three months ended September 30, 2000, our five largest clients accounted for approximately 29% of our revenues, compared to 23% of revenues for the three months ended September 30, 1999. For the nine months ended September 30, 2000, our five largest clients accounted for approximately 25% of our revenues, compared to 26% of revenues for the nine months ended September 30, 1999. During the three and nine months ended September 30, 2000 and 1999, no client accounted for more than 10% of revenues.

  Project Personnel Costs

     Project personnel costs consist principally of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by clients. These costs represent the most significant expense we incur in providing our services. The increase in project personnel costs for the three and nine months ended September 30, 2000 was primarily due to an increase in the number of project personnel from 1,564 at September 30, 1999 to 2,452 at September 30, 2000 and to higher compensation for project personnel. Project personnel costs remained constant as a percentage of revenues at 49% for the three months ended September 30, 2000 and 1999. For the nine months ended September 30, 2000, project personnel increased slightly as a percentage of revenues to 49% from 48% for the nine months ended September 30, 1999.

  Selling and Marketing

     Selling and marketing expenses consist principally of salaries, employee benefits, and travel expenses of selling and marketing personnel and promotional expenses. The increase in selling and marketing expenses for the three and nine months ended September 30, 2000 was primarily due to an increase in the number of selling and marketing personnel from 65 at September 30, 1999 to 141 at September 30, 2000 and to higher compensation for sales personnel. Selling and marketing expenses decreased as a percentage of revenues from 8% for the three and nine months ended September 30, 1999 to 6% for the three and nine months ended September 30, 2000. The higher percentages of revenue for the three and nine months ended September 30, 1999 were primarily due to investments we made in a new brand identity during the second quarter of 1999.

  General and Administrative

     General and administrative expenses relate principally to salaries and employee benefits associated with our management, finance and administrative groups, including personnel devoted to recruiting and training project personnel, and occupancy expenses. The increase in general and administrative expenses for the three and nine months ended September 30, 2000 was primarily due to increases in the number of employees hired during the past year, occupancy expenses related to significant expansion of our office space, and depreciation expenses related to investments in property and equipment. General and administrative personnel grew from 310 at September 30, 1999 to 617 at September 30, 2000. Our total headcount increased from 1,939 at September 30, 1999 to 3,210 at September 30, 2000. As a percentage of revenues, general and administrative expenses increased to 28% for the three months ended September 30, 2000 compared to 24% for the three months ended September 30, 1999. General and administrative expenses increased to 27% for the nine months ended September 30, 2000 compared to 25% for the nine months ended September 30, 1999. This increase was primarily a result of an increase in occupancy expenses. Total occupancy at September 30, 2000 was approximately 818,000 square feet, compared to approximately 554,000 square feet at September 30, 1999.

  Amortization of Intangible Assets

     Amortization of intangible assets consists principally of amortization of marketing assets, customer lists, assembled workforce and other employee items, developed technology and goodwill resulting from our acquisitions. The increase in amortization of intangible assets for the three and nine months ended September 30, 2000 compared to the comparable periods in 1999 was primarily related to the Human Code and HWT acquisitions. Amortization periods principally range from three to seven years.

  Stock Compensation Charge

     Stock-based compensation consists of expenses for deferred compensation associated with the Human Code and Adjacency, Inc. acquisitions. In connection with the acquisition of Human Code, we assumed the outstanding options granted under the Human Code 1994 Stock Option/Stock Issuance Plan. Prior to the acquisition, options to purchase approximately 2,864,000 shares of Human Code common stock were outstanding at exercise prices between $0.10 and $3.25 per share. As result of the acquisition, we replaced the outstanding Human Code stock options with options to purchase approximately 471,000 shares of our common stock. The options will vest ratably over a period up to four years. We recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options. The deferred compensation will be charged to operations at the rate of approximately $1.0 million per quarter for the next seven quarters, and $3.9 million in total thereafter, spread over approximately nine quarters.

     Adjacency stock options were granted, prior to our acquisition of Adjacency in March 1999, at below fair market value. The options were granted in November 1998 with a three-year vesting schedule commencing on the date of employment. A charge of approximately $1.7 million was recorded in the first quarter of 1999 and was the result of change-in-control provisions. We expect this charge to be approximately $110,000 for the next four quarters.

  Acquisition Costs

     Costs associated with the Adjacency acquisition, which consisted primarily of investment banking, accounting and legal fees, were approximately $2.3 million and were charged to expense in the nine months ended September 30, 1999.

  Interest Income

     Interest income for the three months ended September 30, 2000 and 1999 was $3.2 million and $1.0 million, respectively, and for the nine months ended September 30, 2000 and 1999 was $8.5 million and $2.6 million, respectively. This interest was derived primarily from investments of the proceeds from our public stock offerings, which proceeds were invested primarily in tax-exempt, short-term municipal bonds, commercial paper and U.S. government securities. The increase in interest income for the three and nine months ended September 30, 2000 compared to the comparable periods in 1999 was due to the investment of the proceeds from the follow-on public offering of our common stock in November 1999.

  Provision for Income Taxes

     Income tax expense for the three months ended September 30, 2000 and 1999 was $11.5 million and $5.4 million, respectively, or effective rates of 48.9% and 38.0%, respectively. For the nine months ended September 30, 2000 and 1999, income tax expense was $30.0 million and $12.7 million, respectively, or effective rates of 43.1% and 37.9%, respectively. The increases in effective tax rates were due primarily to the non-deductible amortization expenses related to the Human Code acquisition and to expansion into countries and states with higher tax rates. We expect the effective tax rates to be higher than the statutory rates in the future due to the non-deductible amortization charges. Our effective tax rate may vary from period to period based on our future expansion into areas with varying country, state, and local income tax rates and deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

  Equity in Net Loss from Unconsolidated Affiliate

     Equity in net loss from unconsolidated affiliate for the three and nine months ended September 30, 2000 was approximately $93,000 and $722,000, respectively. In September 1999, we commenced a joint venture, Sapient S.p.A., in Milan, Italy. We use the equity method of accounting for this investment in which we have a 50% non-controlling interest.

  Liquidity and Capital Resources

     We have primarily funded our operations from cash flow generated from operations and the proceeds from our public stock offerings. In addition, we have a bank revolving line of credit providing for borrowings of up to $5.0 million. Borrowings under this line of credit, which expires on June 30, 2001, bear interest at the bank's prime rate. The line of credit includes covenants relating to the maintenance of certain financial ratios, and limits the payment of dividends. At September 30, 2000, the Company had no bank borrowings outstanding.

     We invest predominantly in instruments that are highly liquid, investment grade securities and have maturities of less than one year. At September 30, 2000, we had approximately $256.8 million in cash, cash equivalents and short term investments compared to $196.1 million at December 31, 1999.

     Cash provided by operating activities was $66.8 million for the nine months ended September 30, 2000 and resulted primarily from net income of $38.8 million, non-cash charges of $15.4 million, increases in accrued compensation of $7.3 million, increases in accrued income taxes payable of $17.1 million, decreases in unbilled revenues on contracts of $4.5 million and increases in other long term liabilities of $2.2 million, offset by increases in accounts receivable of $13.4 million and increases of $3.9 million in prepaid expenses and other current and non-current assets, all of which were principally related to the overall growth of the Company.

     Cash used in investing activities was $76.0 million for the nine months ended September 30, 2000. This was due primarily to capital expenditures of $32.5 million for significant expansion of the Company's office space and computer equipment purchases, purchases (net of maturities) of short term investments of $36.8 million, investments in and advances to affiliates of $4.3 million and long term investments of $2.8 million.

     Cash provided by financing activities was $33.0 million for the nine months ended September 30, 2000 and was principally provided from the sale of common stock through the Company's employee stock purchase plan and the exercise of stock options under the Company's stock option plans.

     We have entered into a strategic alliance with Thomas Weisel Capital Partners, L.P. to help established companies create new businesses to compete successfully in the New Economy. We have initially committed to invest up to $100.0 million in these new businesses and may seek to raise additional capital from other strategic partners. Funds for this strategic alliance will be provided from our existing cash and short term investment balances. There have been no investments made as of September 30, 2000.

     We believe that the cash provided from operations, borrowings available under our revolving line of credit, existing cash, cash equivalents and short term investments will be sufficient to meet our working capital, capital expenditure and strategic alliance requirements for at least the next 18 months.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement was amended by the issuance of SFAS 137, "Deferral of the Effective Date of FASB Statement No. 133," which changed the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000 (Fiscal 2001 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. We anticipate that the adoption of SFAS 133 will not have a material impact on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective for our fourth quarter of 2000. We do not expect the implementation of SAB 101 to have a material effect on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item.

                                    PART II

                               OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS; RECENT SALES OF UNREGISTERED SECURITIES

     (a) There has been no change to the information previously provided by the Company on Form SR for the period ended July 3, 1996, as amended, relating to securities sold by the Company pursuant to Registration Statements on Form S-1 (Registration Nos. 333-1586 and 333-3204).

     (b) In connection with our acquisition of Human Code in August 2000, we issued a total of 1,503,294 shares of our common stock to the former stockholders of Human Code in exchange for all of the outstanding capital stock of Human Code. The issuance of such shares was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, because it did not involve a public offering of securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     27.1 Financial data schedule.

     (b) Reports on Form 8-K.

     On September 12, 2000, the Company filed a Current Report on Form 8-K dated August 28, 2000 reporting its acquisition of all of the outstanding stock of Human Code, Inc. pursuant to an Agreement and Plan of Merger by and among Sapient, Houston Acquisition Corp. and Human Code dated as of August 9, 2000.

     On August 31, 2000, the Company filed a Current Report on Form 8-K dated July 12, 2000 reporting an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000.

     On August 17, 2000, the Company filed a Current Report on Form 8-K dated August 9, 2000 reporting the signing of an Agreement and Plan of Merger among the Company, Human Code and Houston Acquisition Corp., pursuant to which all of the outstanding shares of capital stock of Human Code would be exchanged for shares of common stock of Sapient and Human Code would become a wholly owned subsidiary of Sapient.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAPIENT CORPORATION

Date: November 13, 2000                           By: /s/ JERRY A. GREENBERG
                                                      ----------------------------------------
                                                      Jerry A. Greenberg
                                                      Co-Chief Executive Officer

Date: November 13, 2000                           By: /s/ EDWARD G. GOLDFINGER
                                                      ----------------------------------------
                                                      Edward G. Goldfinger
                                                      Chief Financial Officer