Form 10-K
period 2000-12-31
SAPIENT CORP
filed 2001-03-22
CIK 1008817

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

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $782,250,000 on March 19, 2001 based on the last reported sale price of the Company's common stock on the Nasdaq National Market on March 19, 2001. There were 122,538,818 shares of common stock outstanding as of March 19, 2001.
                            ------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2001 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SAPIENT CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I
     Item 1.   Business....................................................    1
     Item 2.   Properties..................................................    8
     Item 3.   Legal Proceedings...........................................    9
     Item 4.   Submission of Matters to a Vote of Security Holders.........    9

PART II
     Item 5.   Market for Company's Common Equity and Related Stockholder
               Matters.....................................................   11
     Item 6.   Selected Financial Data.....................................   12
     Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................   14
     Item 7A.  Quantitative and Qualitative Disclosures About Market
               Risk........................................................   25
     Item 8.   Financial Statements and Supplementary Data.................   26
     Item 9.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure....................................   58

PART III
     Item 10.  Directors and Executive Officers of the Company.............   58
     Item 11.  Executive Compensation......................................   58
     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management..................................................   58
     Item 13.  Certain Relationships and Related Transactions..............   58

PART IV
     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
               8-K.........................................................   59
Signatures.................................................................   60

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements, other than statements of historical facts included in this Annual Report, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part I "Business -- Risk Factors" and elsewhere in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Annual Report was first filed with the SEC and should not be relied upon as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Sapient is a leading business and technology consultancy that helps large companies discover and harness the competitive advantages that are possible in an increasingly digital, networked world. We are focused on delivering business value to our clients by understanding the key business problems they face and by solving those problems. We create value for our clients through our combination of broad skills, fixed price approach, speed and reliability, and our culture. We are able to successfully deliver our solutions in the form and within the timeframe we promise to our clients because of our many years of experience with large-scale program management and fixed-price delivery.

     Our global presence enables us to understand and address the business issues that our clients are facing in both local and global contexts. In addition to offices in 11 cities throughout the United States, we have offices in Dusseldorf, London, Munich, New Delhi, Tokyo and Toronto, and we are a 50% owner of a consulting joint venture in Milan. Our office in New Delhi also allows us to provide high-quality solutions within accelerated 24-hour delivery timescales, by utilizing India's highly skilled technology specialists, lower costs and the time differences between India and many of the countries we serve. Further information about our international operations is located in Note 2(r) to the Notes to Consolidated Financial Statements included in this Annual Report. We employ approximately 2,700 people worldwide.

     We deliver our solutions primarily through seven industry business units: financial services; technology and industrial services; media, entertainment and communications; travel; retail and consumer products; public services; and energy services. Through this industry alignment, we have developed an extensive understanding of our clients' markets that helps us to effectively address the market dynamics and business opportunities that our clients face.

     Sapient was incorporated in Delaware in 1991. Our executive offices are located at One Memorial Drive, Cambridge, MA 02142, and our telephone number is
(617) 621-0200. Our stock is traded on the Nasdaq National Market under the symbol "SAPE" and is included in the Standard & Poor's (S&P) 500 Index. Our Internet address is http://www.sapient.com. Material contained on our website is not incorporated by reference into this Annual Report. Unless the context otherwise requires, references in this Annual Report to "Sapient," "we," "us" or "our" refer to Sapient Corporation and its subsidiaries.

OUR SERVICES AND APPROACH

     Our primary focus is to understand the business problems that our clients are facing and provide the solutions that enable our clients to solve those problems. Our solutions are designed to deliver tangible business value to clients in the form of increased revenues and reduced costs. We believe the following elements of our approach are key to providing effective solutions to our clients:

          We deliver the business value. Our teams and our approach are designed to quickly and reliably help clients set direction (locate opportunity for achieving value) and implement (deliver the value).

          Speed and reliability. We discover, assess, plan and deliver at speed. From our industry-specific expertise that provides us with an understanding of the threats and opportunities clients face, to our focused approach to project planning and delivery, we have built our capabilities around rapid delivery. Our rapid and iterative workshop-based approach to building client consensus and our round-the-clock delivery timescales also contribute to our ability to work quickly.

          Our culture. Sapient's culture is collaborative, forthright and determined to do whatever it takes to deliver value for our clients.

          We understand advanced technology. Through our work in merging the best of advanced technology with the still-valuable components of legacy systems, we create value by making the advantages of advanced technologies real. We have a long history of delivering advanced technology solutions, including ten years' experience with client/server technologies, more than six years' experience with Internet solutions, more than four years' experience with wireless and two years' experience with broadband solutions. We also have extensive experience working with other technology companies and integrating their solutions.

          We understand "the experience." We understand the "human elements" required to make customer and employee experiences that generate value. Through our social research, strategy, and experience design capabilities, we help clients build strong audience relationships.

          Fixed price. Since 1991, we have been delivering large, complex projects primarily on a fixed-price basis. Our extensive experience with these types of engagements has enabled us to successfully deliver a solution at the price and within the timeframe we have promised to our client.

PEOPLE AND CULTURE

     We have developed a strong corporate culture that is critical to our success. Our key values are client-focused delivery, leadership, relationships, creativity, openness and people growth.

     To encourage the achievement of these values, we reward teamwork and promote individuals who demonstrate these values. Also, we have an intensive orientation program for new employees to introduce them to our core values, as well as a number of internal communications and training initiatives defining and promoting these core values. We believe that our growth, high employee retention rates and overall success are attributable, in large part, to the high caliber of our employees and our commitment to maintain the values on which our success has been based.

     As of December 31, 2000, we had 3,360 full-time employees, composed of 2,615 project personnel, 628 employees in general and administration and 117 employees in sales and marketing. As a result of a reduction in our work force which occurred in March 2001, we had 2,688 full-time employees as of March 15, 2001, composed of 2,003 project personnel, 577 employees in general and administration and 108 employees in sales and marketing. None of our employees are subject to a collective bargaining agreement. We believe that we have good relationships with our employees.

SELLING AND MARKETING

     The role of Sapient's marketing program is to create and sustain preference and loyalty for Sapient as a leading business and technology consultancy. Marketing is performed at the corporate and industry business unit levels.

     Our dedicated marketing personnel undertake a variety of marketing activities, including sponsoring focused multi-client events to demonstrate our thought leadership, media and industry analyst outreach, market analysis, recruitment marketing, sponsoring and participating in targeted conferences, holding private briefings with individual companies and publishing of our website, www.sapient.com.

     Our sales professionals are primarily organized along our seven industry business units. We believe that the industry focus of our sales professionals and of our industry business unit marketing teams enhances their knowledge and expertise in these industries and serves to generate additional client engagements.

     We are also actively building relationships and strategic alliances with other technology companies and package technology vendors. These relationships involve a wide range of joint activities, including working jointly on client engagements, evaluating and recommending each other's technology solutions to customers, and training and knowledge transfer regarding each other's solutions. We believe that these relationships and strategic alliances will enable us to provide better delivery and value to our existing customers and will attract new customers through referrals and joint engagements.

     Our written agreements with our clients contain varying terms and conditions, including in some instances the right to terminate the agreement with limited advance notice or penalty, and we do not generally believe it is appropriate to characterize these agreements as backlog.

COMPETITION

     The markets for the services we provide are highly competitive. We believe that we currently compete principally with large accounting and consulting firms and systems consulting and implementation firms. We compete to a lesser extent with specialized e-business consulting firms, strategy consulting firms, other package technology vendors and our clients' own internal information systems groups. Some of our competitors have significantly greater financial, technical and marketing resources than we do and generate greater revenues and have greater name recognition than we do. Other of our competitors have experienced serious financial difficulties in recent months, which may result in those companies much more aggressively pursuing business opportunities and reducing their pricing substantially to obtain those opportunities.

     We believe that the principal competitive factors in our markets include: ability to solve business problems; expertise and talent with advanced technologies; global presence; quality and speed of delivery; price of solutions; industry knowledge; and sophisticated project and program management capability.

     We believe that we compete favorably when considering these factors and that our extensive experience in delivering business value to our clients on a global basis through advanced technology solutions distinguishes us from our competitors.

INTELLECTUAL PROPERTY RIGHTS

     We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. We enter into confidentiality agreements with our employees, consultants and clients, and limit access to and distribution of our proprietary information.

     Our services involve the development of business and technology solutions for specific client engagements. Ownership of these solutions is the subject of negotiation and is frequently assigned to the client, although we may retain a license for certain uses. Certain of our clients have prohibited us from marketing the solutions developed for them for specified periods of time or to specified third parties, and we anticipate that certain of our clients will demand similar or other restrictions in the future.

RISK FACTORS

     The following important factors, among others, could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report or presented elsewhere by management from time to time.

OUR MARKET AND THE DEMAND FOR BUSINESS AND TECHNOLOGY CONSULTING SERVICES ARE CHANGING RAPIDLY

     The market for our consulting services and the technologies used in our solutions has been changing rapidly over the last three years, and we expect this level of change to continue. The market for advanced technology consulting skills expanded rapidly during 1999 and 2000, but has both shifted and declined significantly over the last several months. These market changes have required us to shift the nature of our services towards other types of business and technology consulting services and have also affected our financial results. Our revenues for the three months ended December 31, 2000 increased less than 1% from our revenues for the three months ended September 30, 2000, and our net earnings decreased approximately 32% over the same period. We expect to experience a further decline in our revenues and earnings for the quarter ended March 31, 2001, which could continue into future quarters. If we cannot keep pace with these changes in our marketplace, our business, financial condition and results of operations will suffer.

     Our success will depend, in part, on our ability to develop service offerings that keep pace with rapid and continuing changes in technology, evolving industry needs and changing client preferences. Our success will also depend on our ability to develop and implement ideas that successfully apply existing and new technologies to deliver tangible value to our clients. We may not be successful in addressing these developments on a timely basis or in selling our services in the marketplace.

OUR CLIENTS MAY CANCEL OR DELAY SPENDING ON BUSINESS AND TECHNOLOGY INITIATIVES BECAUSE OF THE CURRENT ECONOMIC CLIMATE

     Since the second half of 2000, many companies have experienced financial difficulties or uncertainty, and have begun to cancel or delay spending on business and technology consulting initiatives as a result. Furthermore, the severe financial difficulties which many start-up Internet companies have experienced has further reduced the perceived urgency by larger companies to begin or continue technology initiatives. If large companies continue to cancel or delay their business and technology consulting initiatives because of the current economic climate, or for other reasons, our business, financial condition and results of operations could be materially adversely affected.

BUSINESSES MAY DECREASE OR DELAY THEIR USE OF ADVANCED TECHNOLOGIES AS A MEANS FOR CONDUCTING COMMERCE

     Our future success depends heavily on the increased acceptance and use of advanced technologies as a means for conducting commerce and streamlining operations. We focus our services on the development and implementation of advanced technology strategies and solutions. If use of these advanced technologies does not continue to grow, or grows more slowly than expected, our revenue growth could slow or decline and our business, financial condition and results of operations could be materially adversely affected. Consumers and businesses may delay adoption of advanced technologies for a number of reasons, including:

     - inability to implement and sustain profitable business models using advanced technologies;

     - inadequate network infrastructure or bandwidth;

     - delays in the development or adoption of new technical standards and protocols required to handle increased levels of usage;

     - delays in the development of security and authentication technology necessary to effect secure transmission of confidential information; and

     - failure of companies to meet their customers' expectations in delivering goods and services using advanced technologies.

OUR MARKET IS HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO CONTINUE TO COMPETE EFFECTIVELY

     The business and technology consulting market in which we operate includes a large number of companies and is highly competitive. Our primary competitors are large accounting and consulting firms and systems consulting and implementation firms. We compete to a lesser extent with specialized e-business consulting firms, strategy consulting firms, other package technology vendors and internal information systems groups. Furthermore, the competitive landscape is changing rapidly. We have begun competing more often for client engagements against companies with far larger revenues and numbers of consultants than we have. These larger competitors may have the ability to offer a wider range of services and to deploy a large number of professionals more quickly. Certain other consulting firms that we competed against during 1999 and 2000 have experienced financial difficulties. These firms may attempt to win new business by offering large pricing concessions, which could impair our ability to compete for that business. If we cannot keep pace with the intense competition in our marketplace, our business, financial condition and results of operations will suffer.

WE HAVE SIGNIFICANT FIXED OPERATING COSTS, WHICH MAY BE DIFFICULT TO ADJUST IN RESPONSE TO UNANTICIPATED FLUCTUATIONS IN REVENUES

     A high percentage of our operating expenses, particularly personnel, rent and depreciation, are fixed in advance of any particular quarter. As a result, an unanticipated decrease in the number, or an unanticipated slowdown in the scheduling, of our projects may cause significant variations in operating results in any particular quarter and could have a material adverse effect on operations for that quarter.

     An unanticipated termination of a major project, a client's decision not to proceed with a project we anticipated or the completion during a quarter of several major client projects could require us to maintain underutilized employees and could, therefore, have a material adverse effect on our business, financial condition and results of operations. Our revenues and earnings may also fluctuate from quarter to quarter based on such factors as:

     - the contractual terms and timing of completion of projects;

     - any delays incurred in connection with projects;

     - the adequacy of provisions for losses and bad debts;

     - the accuracy of our estimates of resources required to complete ongoing projects; and

     - general economic conditions.

WE DEPEND HEAVILY ON A LIMITED NUMBER OF CLIENTS

     We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients for which we perform large projects. In 2000, our five largest clients accounted for approximately 25% of our revenues in the aggregate, with two clients each accounting for more than 5% of our revenues. In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter. The loss of any principal client for any reason, including as a result of the acquisition of that client by another entity, our failure to meet that client's expectations, or that client's decision to reduce spending on technology-related projects, could have a material adverse effect on our business, financial condition and results of operations.

OUR CLIENTS COULD UNEXPECTEDLY TERMINATE THEIR CONTRACTS FOR OUR SERVICES

     Some of our contracts can be canceled by the client with limited advance notice and without significant penalty. Termination by any client of a contract for our services could result in a loss of expected revenues and additional expenses for staff which were allocated to that client's project. We could be required to maintain underutilized employees who were assigned to the terminated contract. The unexpected cancellation or significant reduction in the scope of any of our large projects could have a material adverse effect on our business, financial condition and results of operations.

WE MAY LOSE MONEY IF WE DO NOT ACCURATELY ESTIMATE THE COSTS OF FIXED-PRICE ENGAGEMENTS

     Most of our projects are based on fixed-price, fixed-timeframe contracts, rather than contracts in which payment to us is determined on a time and materials basis. Our failure to accurately estimate the resources required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price, fixed-timeframe contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We have been required to commit unanticipated additional resources to complete projects in the past, which has resulted in losses on those contracts. We will likely experience similar situations in the future and the consequences could be more severe than in the past, due to the increased size and complexity of our engagements. In addition, we may fix the price for some projects at an early stage of the process, which could result in a fixed price that turns out to be too low and, therefore, would adversely affect our business, financial condition and results of operations.

WE MAY FAIL TO SATISFY CLIENT EXPECTATIONS BECAUSE OF THE INCREASED SIZE AND COMPLEXITY OF OUR CLIENT SOLUTIONS, WHICH WOULD DAMAGE OUR REPUTATION AND BUSINESS

     The average cost of our solutions and the size of the team required to deliver these solutions have grown significantly. As our client engagements become larger and more complex, managing the development process becomes more difficult and the likelihood and consequences of any problems or delays increase. Our inability to complete client solutions in a timely manner, any defects contained in the solutions we deliver and any other failure by us to achieve client expectations could have a material adverse effect on our reputation with the affected client and generally within our industry and could have a material adverse effect on our business, financial condition and results of operations.

INTERNATIONAL EXPANSION OF OUR BUSINESS COULD RESULT IN FINANCIAL LOSSES DUE TO CHANGES IN FOREIGN ECONOMIC CONDITIONS OR FLUCTUATIONS IN CURRENCY AND EXCHANGE RATES

     We currently have offices in the United Kingdom, Germany, India, Japan and Canada and we have a joint venture in Italy. We have limited experience in marketing, selling and providing our services internationally. International operations are subject to other inherent risks, including:

     - recessions in foreign countries;

     - fluctuations in currency exchange rates;

     - the partially-completed conversion to the euro by most European Union members;

     - difficulties and costs of staffing and managing international operations;

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

     Our business is labor intensive and our success will depend upon our ability to attract, retain, train and motivate highly skilled employees. Although many specialized e-business and other business and technology companies have reduced their work forces or slowed their hiring efforts, and we reduced our work force in March 2001, intense competition still exists for certain employees who have specialized skills or significant experience in business and technology consulting. We may not be successful in attracting a sufficient number of these highly skilled employees in the future. Furthermore, the industry turnover rates for these types of employees is high, and we may not be successful in retaining, training and motivating the employees we are able to attract. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements.

WE MAY NOT BE SUCCESSFUL IN MANAGING THE LEVELS OF OUR WORKFORCE AND OUR OTHER RESOURCES

     Until recently, we have experienced significant growth in our revenues, workforce and other resources. Our revenues increased approximately 82% from $276.8 million in 1999 to $503.3 million in 2000. Our workforce increased from 2,111 full-time employees at December 31, 1999 to 3,360 at December 31, 2000. Our growth has slowed significantly over the past six months, and we do not expect our past rates of growth to be sustainable in the future. Our revenues for the three months ended December 31, 2000 increased less than 1% from our revenues for the three months ended September 30, 2000, and our net earnings decreased approximately 32% over the same period. We expect a further decline in our revenues and earnings for the quarter ended March 31, 2001, which could continue into future quarters. Furthermore, in March 2001, we reduced our work force to address overcapacity in certain areas of our business where the market demand had declined, and we closed our Sydney, Australia office and will be consolidating our offices in certain cities in the United States where we currently have multiple offices.

     We must devote substantial managerial and financial resources to monitoring and managing our workforce and other resources. We have made, and will likely continue to make, significant expenditures to grow our business in certain areas, including expenditures for capital equipment, recruiting, training and other expansion-related costs. We also may be required to expend substantial managerial and financial resources in identifying and addressing those areas of our business which are not in sufficient demand by our clients. Our future success will depend on our ability to manage the levels of our workforce and other resources effectively. If we are unable to do so, the quality of our services and products, our ability to retain key personnel and our business, financial condition and results of operations could be materially adversely affected.

WE MAY BE UNABLE TO ACHIEVE ANTICIPATED BENEFITS FROM ACQUISITIONS AND JOINT VENTURES

     During the last four years, we have completed six acquisitions and entered into one joint venture. The anticipated benefits from these and future acquisitions and joint ventures may not be achieved. For example, when we acquire a company, we cannot be certain that customers of the acquired business will continue to do business with us or that employees of the acquired business will continue their employment or become well integrated into our operations and culture. The identification, consummation and integration of acquisitions and joint ventures require substantial attention from management. The diversion of this attention from management, as well as any difficulties encountered in the integration process, could have an adverse impact on our business, financial condition and results of operations.

OUR STOCK PRICE IS VOLATILE AND MAY RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS

     The trading price of our common stock has been subject to wide fluctuations. Our trading price could continue to be subject to wide fluctuations in response to:

     - quarterly variations in operating results and our achievement of key business metrics;

     - changes in earnings estimates by securities analysts;

     - announcements of unexpected operating results or earnings estimates made by us or our competitors;

     - any differences between our reported results and securities analysts' published or unpublished expectations;

     - announcements of new contracts or service offerings made by us or our competitors;

     - announcements of acquisitions or joint ventures made by us or our competitors; and

     - general economic or stock market conditions.

     In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. The commencement of this type of litigation against us could result in substantial costs and a diversion of management attention and resources.

GOVERNMENT REGULATION COULD INTERFERE WITH THE ACCEPTANCE OF NEW TECHNOLOGIES

     Any new laws and regulations applicable to new technologies and electronic commerce that are adopted by federal, state or international governments could dampen the growth of new technologies, and decrease their acceptance as commercial media. If this occurs, a significant number of companies may decide not to pursue technology initiatives, which could decrease demand for our services. A decrease in the demand for our services would have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY METHODOLOGY

     Our success depends, in part, upon our proprietary methodology and other intellectual property rights. We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. We enter into confidentiality agreements with our employees, consultants and clients, and limit access to and distribution of our proprietary information. We cannot be certain that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. In addition, although we believe that our services and products do not infringe on the intellectual property rights of others, infringement claims may be asserted against us in the future, and, if asserted, these infringement claims may be successful. A successful claim against us could materially adversely affect our business, financial condition and results of operations.

OUR CO-CHAIRMEN AND CO-CEOS HAVE SIGNIFICANT VOTING POWER AND MAY EFFECTIVELY CONTROL THE OUTCOME OF ANY STOCKHOLDER VOTE

     Jerry A. Greenberg and J. Stuart Moore, our co-Chairmen of the Board of Directors and co-Chief Executive Officers, together own approximately 34.0% of our common stock. As a result, they have the ability to substantially influence, and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.

WE ARE DEPENDENT ON OUR KEY EMPLOYEES

     Our success will depend in large part upon the continued services of a number of key employees, including Messrs. Greenberg and Moore. Our employment arrangements with Messrs. Greenberg and Moore and with our other key personnel provide that employment is terminable at will by either party. The loss of the services of either of Messrs. Greenberg or Moore, or of the services of one or more of our other key employees, could have a material adverse effect on our business, financial condition and results of operations. In addition, if one or more of our key employees resign from Sapient to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations. Further, in the event of the loss of any key employees, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures by such employees. Although we require our employees to sign agreements requiring them to keep company information confidential and prohibiting them from joining a competitor, forming a competing company or soliciting our clients or employees for certain periods of time, we cannot be certain that these agreements will be effective in preventing our key employees from engaging in such actions or that these agreements will be substantially enforced by courts or other adjudicative entities.

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

     - a Chairman of the Board or a Chief Executive Officer are the only persons who may call a special meeting of stockholders;

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

ITEM 2.  PROPERTIES

     Our headquarters and principal administrative, finance, selling and marketing operations are located in approximately 151,000 square feet of leased office space in Cambridge, Massachusetts. We also lease offices in New York (3), San Francisco (4), Chicago (2), Atlanta (2), Austin (3), Dallas, Los Angeles
(2), Washington D.C. (2), Denver, Houston, Dusseldorf, London, Munich, New Delhi, Sydney, Tokyo and Toronto. In connection with the reduction of 720 personnel announced on March 2, 2001, we will be consolidating office space in some United States cities where we currently have multiple offices and closing our office in Sydney.

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

Sheeroy D. Desai............   35  Mr. Desai joined Sapient in 1991 and has served as
                                   Executive Vice President since September 1994. Mr.
                                   Desai served as Co-Chief Operating Officer from October
                                   1999 until May 2000 when that role was eliminated. Mr.
                                   Desai is responsible for our European, Indian and Latin
                                   American operations.
Paul D. DiGiammarino........   46  Mr. DiGiammarino joined Sapient in August 1998 as
                                   Senior Vice President, and has served as Executive Vice
                                   President since May 1999. Mr. DiGiammarino is
                                   responsible for our North American operations. Prior to
                                   joining Sapient, Mr. DiGiammarino served as a Vice
                                   President of American Management Systems, Inc. from
                                   1986 until 1998 and was the co-founder and leader of
                                   that company's financial services practice.
Edward G. Goldfinger........   39  Mr. Goldfinger joined Sapient in November 1999 and has served as Chief Financial Officer since January 2000.
                                   Prior to joining Sapient, Mr. Goldfinger served as Vice
                                   President and Chief Financial Officer of Pepsi-Cola
                                   International for the South American and Caribbean
                                   regions from October 1997 until November 1999. From
                                   October 1990 to October 1997, Mr. Goldfinger served as
                                   Director of Strategic Planning and in other positions
                                   for Pepsi-Cola International and PepsiCo.
Jerry A. Greenberg..........   35  Mr. Greenberg co-founded Sapient in 1991 and has served as Co-Chairman of the Board of Directors and Co-Chief
                                   Executive Officer and as a director since Sapient's
                                   inception.
J. Stuart Moore.............   39  Mr. Moore co-founded Sapient in 1991 and has served as
                                   Co-Chairman of the Board of Directors and Co-Chief
                                   Executive Officer and as a director since Sapient's
                                   inception.
Jane E. Owens...............   47  Ms. Owens joined Sapient in September 2000 as Senior
                                   Vice President, General Counsel and Secretary. Prior to
                                   joining Sapient, Ms. Owens served as Senior Vice
                                   President, General Counsel and Secretary of the Dial
                                   Corporation from May 1997 to September 2000, and as
                                   Vice President, General Counsel and Assistant Secretary
                                   of the Timberland Company from September 1992 to May
                                   1997.

Bruce D. Parker.............   53  Mr. Parker joined Sapient in December 1999 as an
                                   Executive Vice President. Mr. Parker has been a
                                   director of Sapient since September 1995. From December
                                   1997 until December 1999, Mr. Parker served as Senior
                                   Vice President and Chief Information Officer at United
                                   Airlines, Inc. From September 1994 to December 1997,
                                   Mr. Parker was Senior Vice President -- Management
                                   Information Systems and Chief Information Officer at
                                   Ryder System Inc., a transportation company.
Merle Sprinzen..............   45  Ms. Sprinzen joined Sapient in February 2000 as Chief
                                   Marketing Officer. Prior to joining Sapient, Ms.
                                   Sprinzen served as Global Director of Marketing and
                                   Communications for Electronic Commerce and in other
                                   capacities for Andersen Consulting (now known as
                                   Accenture, Inc.) from 1995 to 2000.
Desmond P. Varady...........   35  Mr. Varady joined Sapient in October 1993. He became
                                   Executive Vice President in April 1999 and Co-Chief
                                   Operating Officer from October 1999 until May 2000 when
                                   that role was eliminated. Mr. Varady served as a Vice
                                   President from September 1994 to April 1998 and as
                                   Senior Vice President until April 1999. Mr. Varady is
                                   responsible for operational and financial processes in
                                   North America and for the Company's corporate
                                   development activities, including mergers and
                                   acquisitions, strategic alliances and investments.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Price of Common Stock

     Our common stock is quoted on the Nasdaq National Market under the symbol "SAPE". The following table sets forth, for the periods indicated, the high and low intraday sale prices for our common stock, and has been adjusted to reflect the two-for-one stock splits effected as 100 percent stock dividends paid on November 5, 1999 and August 28, 2000.

                                                      HIGH      LOW
                                                     ------    ------
1999
  First Quarter....................................  $20.72    $12.82
  Second Quarter...................................  $19.63    $12.75
  Third Quarter....................................  $27.19    $11.94
  Fourth Quarter...................................  $70.63    $20.88
2000
  First Quarter....................................  $75.59    $33.06
  Second Quarter...................................  $60.25    $27.25
  Third Quarter....................................  $74.53    $40.06
  Fourth Quarter...................................  $45.75    $ 8.94

     On March 19, 2001, the last reported sale price of our common stock was $9.8125 per share. As of March 19, 2001, there were approximately 434 holders of record of our common stock.

     (b) Use of Proceeds. There has been no change to the information previously provided by Sapient on Form SR for the period ended July 3, 1996, as amended to date, relating to securities sold by Sapient pursuant to Registration Statements on Form S-1 (Registration Nos. 333-1586 and 333-3204), both of which were declared effective on April 3, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. The Balance Sheet Data at December 31, 2000 and 1999 and the Statement of Income Data for the years ended December 31, 2000 and 1999 have been derived from the Consolidated Financial Statements for such years, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The Balance Sheet Data at December 31, 1998, 1997 and 1996 and the Statement of Income Data for the years ended December 31, 1998, 1997 and 1996 have been derived from the Consolidated Financial Statements for such years, which have been audited by KPMG LLP, independent auditors.

                                                      YEARS ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                         2000        1999        1998        1997       1996
                                       --------    --------    --------    --------    -------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA(1)(2):
Revenues.............................  $503,339    $276,844    $164,872    $ 92,027    $49,795
Operating expenses:
  Project personnel costs............   249,279     134,638      80,543      44,623     23,329
  Selling and marketing..............    33,903      21,429      11,269       6,074      2,453
  General and administrative.........   135,424      69,388      41,675      22,571     14,216
  Amortization of intangible
     assets..........................    11,328       2,284         687          --         --
  Stock-based compensation...........     2,165       2,029       4,499          --        260
  In-process research and
     development.....................        --          --      11,100          --         --
  Acquisition costs..................        --       2,340          --         560         --
                                       --------    --------    --------    --------    -------
          Total operating expenses...   432,099     232,108     149,773      73,828     40,258
                                       --------    --------    --------    --------    -------
Income from operations...............    71,240      44,736      15,099      18,199      9,537
Other expense........................    (1,250)         --          --          --         --
Interest income......................    11,678       4,227       2,925       2,058      1,098
                                       --------    --------    --------    --------    -------
Income before income taxes, net
  equity loss from investees and
  minority interest..................    81,668      48,963      18,024      20,257     10,635
Income taxes.........................    33,925      18,506       8,660       7,703      3,936
                                       --------    --------    --------    --------    -------
Income before net equity loss from
  investees and minority interest....    47,743      30,457       9,364      12,554      6,699
Net equity loss from investees.......      (878)       (157)         --          --         --
Minority interest....................        95          --          --          --         --
                                       --------    --------    --------    --------    -------
Net income...........................  $ 46,960    $ 30,300    $  9,364    $ 12,554    $ 6,699
                                       ========    ========    ========    ========    =======
Basic net income per share...........  $   0.39    $   0.27    $   0.09    $   0.13    $  0.07
                                       ========    ========    ========    ========    =======
Diluted net income per share.........  $   0.35    $   0.24    $   0.08    $   0.12    $  0.07
                                       ========    ========    ========    ========    =======
Weighted average common shares.......   119,191     111,418     104,456      99,148     89,688
Weighted average common share
  equivalents........................    14,573      14,208      10,348       8,332      9,700
                                       --------    --------    --------    --------    -------
Weighted average common shares and
  common share equivalents...........   133,764     125,626     114,804     107,480     99,388
                                       ========    ========    ========    ========    =======

                                                             DECEMBER 31,
                                        ------------------------------------------------------
                                          2000        1999        1998       1997       1996
                                        --------    --------    --------    -------    -------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.......................  $318,467    $257,251    $121,779    $76,409    $66,369
Total assets..........................   604,154     343,189     182,955     98,867     80,077
Long-term debt, less current
  portion.............................        --          --          --         --         --
Total stockholders' equity(3).........   525,400     304,959     154,814     82,307     66,969

---------------
 (1) This selected consolidated financial data gives retroactive effect to our acquisition of Adjacency, Inc. (Adjacency) in March 1999 and EXOR Technologies, Inc. (EXOR) in December 1997, each of which has been accounted for as a pooling-of-interests. As a result of these business combinations, the financial information shown above has been restated to include the accounts and results of operations of Adjacency and EXOR for all periods presented. See Note 13 of Notes to Consolidated Financial Statements.

 (2) All share and per share data have been retroactively adjusted to reflect the two-for-one stock splits effected as 100 percent stock dividends paid on August 28, 2000, November 5, 1999 and March 9, 1998.

 (3) We have never declared or paid any cash dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading business and technology consultancy that helps large companies discover and harness the competitive advantages that are possible in an increasingly digital, networked world. We are focused on delivering business value to our clients by understanding the key business problems they face and by solving those problems. We create value for our clients through our combination of broad skills, fixed price approach, speed and reliability, and our culture. We are able to successfully deliver these solutions in the form and within the timeframe we promise to our clients because of our many years of experience with large-scale program management and fixed-price delivery. We currently have approximately 2,700 employees in offices in Cambridge, Massachusetts, New York, San Francisco, Chicago, Atlanta, Austin, Dallas, Los Angeles, Washington D.C., Denver, Houston, Dusseldorf, London, Munich, New Delhi, Tokyo and Toronto.

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

     Our financial statements and all financial information included in this report have been restated for all periods presented to reflect two-for-one stock splits distributed as 100% stock dividends on August 28, 2000, November 5, 1999 and March 9, 1998.

     On October 25, 2000, we consummated an agreement to acquire The Launch Group Aktiengesellschaft (TLG), a provider of strategy and business consulting services in Germany. Upon consummation, we invested approximately $2.2 million in cash directly into TLG for a 75% ownership position and agreed to pay $5.0 million to the selling shareholders in July 2001 plus $10.0 million in restricted stock to employees of TLG continuing with the Company. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The $5.0 million payable in July 2001 has been included in the overall purchase price and in the accompanying balance sheet as an acquisition payable. TLG's results of operations are included in our consolidated statement of income from the date of acquisition.

     On October 25, 2000, we acquired a 19% interest in Dream Incubator, Inc.
(DI) for approximately $3.7 million in cash. DI is a management consulting company that develops strategies for e-businesses in Japan. Under the terms of our investment agreement with DI, we have a seat on DI's board of directors, with special voting rights and other privileges, and we use the equity method of accounting for this investment. On October 25, 2000, DI acquired a 12% equity interest in Sapient KK, our Japanese subsidiary, for $1.3 million in cash. The excess cash payment of $347,000 over the Company's carrying value of Sapient KK was recorded as a component of stockholders' equity, due to the start up nature of Sapient KK. DI will provide Sapient KK with start up services including strategy, temporary management, recruiting and other services. Prior to this transaction, Sapient owned 100% of this subsidiary. DI may put up to 50% of their shares in Sapient KK in the aggregate on the second through fourth anniversary of the agreement to the Company for the then fair value. We also have similar put rights on 50% of our shares in DI in the aggregate. We expect that in the future there will be changes to our equity investments and, if gain or loss recognition is appropriate, the amount will be recognized as non-operating income in our consolidated statement of income.

     On August 28, 2000, we acquired all of the outstanding common stock of Human Code, Inc. (Human Code) for approximately $133.1 million in stock and the replacement of existing Human Code stock options, including direct acquisition costs of approximately $1.9 million. We issued approximately 1,508,000 shares of our common stock and approximately 471,000 stock options pursuant to this acquisition. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. Human Code's results of operations are included in our consolidated statement of income from the date of acquisition.

     On June 30, 2000, we invested $2.0 million in HWT, Inc. (HWT, formerly HealthWatch Technologies, L.L.C.) in connection with a reorganization of HWT. As a result of this investment and reorganization, our equity ownership of HWT increased to approximately 55%. Prior to the reorganization, we had less than a 50%, non-controlling ownership interest in HWT and accounted for this investment using the equity method of accounting. The consolidated financial statements include the accounts of HWT from the date of this additional investment. The investment and reorganization has been accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values.

     On November 19, 1999, we completed a public offering of 2,229,200 shares of our common stock. Proceeds to Sapient, net of underwriting discounts and costs of the offering, were approximately $83.3 million.

     On October 8, 1999, we acquired substantially all of the assets of E.Lab, LLC (E.Lab) in exchange for 176,088 shares of common stock and the assumption of certain liabilities of E.Lab. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. E.Lab's results of operations are included in our consolidated statement of income from the date of acquisition.

     In September 1999, we commenced a joint venture, Sapient S.p.A., in Milan, Italy. The joint venture provides business and technology consulting in Italy to Italian-based businesses. We own 50% of this joint venture and use the equity method of accounting.

     On March 29, 1999, we acquired all of the outstanding common stock of Adjacency, Inc. (Adjacency) in exchange for 3,162,696 shares of common stock. Our financial statements have been restated for all periods presented to reflect the acquisition of Adjacency, which has been accounted for as a pooling-of-interests. Costs, which consist primarily of investment banking, accounting and legal fees related to the acquisition, approximated $2.3 million and have been reflected in the consolidated statement of income for the year ended December 31, 1999.

     On August 25, 1998, we acquired Studio Archetype, Inc. (Studio Archetype) in exchange for 1,993,256 shares of common stock and $250,000 in cash. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. Studio Archetype's results of operations are included in our consolidated statement of income from the date of acquisition.

     In connection with the acquisition of Human Code, we assumed the outstanding options granted under the Human Code 1994 Stock Option/Stock Issuance Plan. Prior to the acquisition, options to purchase approximately 2,864,000 shares of Human Code common stock were outstanding at exercise prices between $0.10 and $3.25 per share. As a result of the acquisition, we replaced the outstanding Human Code stock options with options to purchase approximately 471,000 shares of our common stock. The options will vest ratably over periods up to four years. We recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options. Stock-based compensation expense, relating to these options, was approximately $1.4 million for the year ended December 31, 2000. The deferred compensation will be charged to operations at the rate of approximately $1.0 million per quarter for the next six quarters, and $3.8 million in total thereafter, spread over approximately eight quarters.

     In connection with the acquisition of Adjacency, we assumed the outstanding options granted under the Adjacency 1998 Stock Option Plan (the Adjacency Plan). The Adjacency Plan was originally adopted by Adjacency in 1998 and provided for the grant of stock options for up to an aggregate of 4,000,000 shares of Class B common stock of Adjacency. In November 1998, prior to the acquisition, Adjacency had granted a total of 437,000 options to its employees at exercise prices between $2.36 and $12.15 per share. The shares vested ratably over three years starting on the date of employment, except for certain employees who were granted accelerated vesting upon a change-in-control of Adjacency. The total compensation charge to be taken over the vesting period is approximately $7.2 million, resulting from the fact that the options were granted at below fair market value. The charge in the fourth quarter of 1998 of approximately $4.5 million was the result of certain employees being substantially vested by December 31, 1998. A charge of approximately

$1.7 million in the first quarter of 1999 was the result of the change-in-control provisions. We expect this charge to be approximately $82,000 per quarter for the next three quarters. Stock-based compensation expense, relating to these options, was approximately $440,000 and $2.0 million for the years ended December 31, 2000 and 1999, respectively. As a result of the acquisition, we have assumed the obligations related to options to purchase 253,016 shares of our common stock. No further grants may be made pursuant to the Adjacency Plan. Previously outstanding options under the Adjacency Plan remain outstanding, and are exercisable for shares of our common stock.

     In connection with the acquisition of Studio Archetype in the third quarter of 1998, the Company allocated $11.1 million to in-process technology and recorded a corresponding income tax benefit of $4.2 million. This allocation represents the estimated fair value of such technology based on risk-adjusted cash flows related to the development of projects that had not reached technological feasibility at the time of the acquisition and with respect to which the in-process research and development had no alternative future uses. Accordingly, this allocation was charged to expense as of the acquisition date. The Company allocated values to the acquired in-process research and development projects by identifying significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of Studio Archetype's next-generation enterprise-wide suite of development, scheduling, bug tracking and content management applications. The integrated solution is composed of the following technologies: content management systems (CMS), an Intranet, an Extranet, an Issues Server and an on-line User Interface Lab (UI Lab), which together allow developers and clients to access prototypes and trial deliverables and fully integrate user interface tools with client server, advanced database and legacy systems. The CMS, Intranet and Extranet components of the system were released in June 1999. The UI Lab was completed in March 1999 and the Issue Server was completed in September 1999. The integrated solution is a comprehensive enterprise scale system. All components of the in-process R&D project acquired by us with the acquisition of Studio Archetype were rolled-out as an integrated, enterprise-wide solution in 2000. At the time of the acquisition, expenditures on these projects were approximately $2.5 million, and estimated costs to complete these projects were expected to total approximately $625,000. The nature of the efforts to develop the acquired in-process technology into commercially viable products and services principally related to the completion of all planning, designing, prototyping, verification, and testing activities that were necessary to establish that the proposed technologies met their design specifications including functional, technical, and economic performance requirements. The efforts to develop the purchased in-process technology also included testing of the technology for compatibility and interoperability with other applications. The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting them to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Studio Archetype and its competitors. We did not experience any material variations in costs to complete or completion dates from our initial assumptions. Following the acquisition of Studio Archetype, Studio Archetype was fully integrated into our operations, making the isolation of specific revenues attributable to the in-process technologies difficult. However, nothing has occurred to materially change our expectations with respect to the underlying assumptions used in projecting the expected future revenues associated with this in-process R&D. The rates used to discount the net cash flows to their present value were based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, discount rates of 25 to 30 percent were used for the business enterprise and for the in-process research and development. The Company believes that these discount rates were commensurate with Studio Archetype's stage of development, the uncertainties in the economic estimates described above, the inherent uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, and the uncertainty of future technological advances at that time.

RESULTS OF OPERATIONS

OVERVIEW

     Our revenue is derived from business and technology consulting services. Although we have historically experienced growth in our revenues, the market for advanced technology consulting skills has declined significantly over the last several months. As a result of this decline, our revenues for the three months ended December 31, 2000 increased less than 1% from our revenues for the three months ended September 30, 2000, and our net earnings decreased approximately 32% over the same period. We expect to experience a further decline in our revenues and earnings for the quarter ended March 31, 2001, which could continue into future quarters.

     As of December 31, 2000, we had 3,360 full-time employees, composed of 2,615 project personnel, 628 employees in general and administration and 117 employees in sales and marketing. As a result of a reduction in our work force which was announced in March 2001, we had 2,688 full-time employees as of March 15, 2001, composed of 2,003 project personnel, 577 employees in general and administration and 108 employees in sales and marketing. We expect to take a restructuring charge in the first quarter of 2001 of approximately $35.0 to $40.0 million, which will consist of severance and related expenses from the reduction in workforce, and other charges related to the Sydney office closing and office space consolidation elsewhere. The Company expects cost savings from these actions of approximately $5.0 million in the first quarter of 2001, and $60.0 to $65.0 million on an annualized basis.

     The following table sets forth the percentage of revenues of some items included in our Consolidated Statements of Income:

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                          --------------------
                                                          2000    1999    1998
                                                          ----    ----    ----
Revenue.................................................  100%    100%    100%
Operating expenses:
  Project personnel costs...............................   50      48      49
  Selling and marketing.................................    7       8       7
  General and administrative............................   27      25      25
  Amortization of intangible assets.....................    2       1      --
  Stock-based compensation..............................   --       1       3
  In process research and development...................   --      --       7
  Acquisition costs.....................................   --       1      --
                                                          ---     ---     ---
          Total operating expenses......................   86      84      91
                                                          ---     ---     ---
Income from operations..................................   14      16       9
Other expense...........................................   --      --      --
Interest income.........................................    2       2       2
                                                          ---     ---     ---
Income before income taxes, net equity loss from
  investees and minority interest.......................   16      18      11
Income taxes............................................    7       7       5
                                                          ---     ---     ---
Income before net equity loss from investees and
  minority interest.....................................    9      11       6
Net equity loss from investees..........................   --      --      --
Minority interest.......................................   --      --      --
                                                          ---     ---     ---
Net income..............................................    9%     11%      6%
                                                          ===     ===     ===

YEARS ENDED DECEMBER 31, 2000 AND 1999

  Revenues

     Revenues for 2000 increased 82% over revenues for 1999. The increase in revenues was attributable to an increase in the number and average size of client projects and billing rate increases. In 2000, our five largest clients accounted for approximately 25% of our revenues in the aggregate; no client accounted for more than 10% of such revenues and two clients each accounted for more than 5% of such revenues. In 1999, our five largest clients accounted for approximately 22% of our revenues in the aggregate; no clients accounted for more than 10% of such revenues and one client accounted for more than 5% of such revenues.

  Project Personnel Costs

     Project personnel costs consist principally of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense we incur in providing our services. The increase in project personnel costs for the year ended December 31, 2000 was primarily due to an increase in the number of project personnel from 1,666 at December 31, 1999 to 2,615 at December 31, 2000 and to higher compensation for project personnel. Project personnel costs increased as a percentage of revenues to 50% in 2000 from 48% in 1999 due to lower billable utilization of project personnel. Project personnel costs increased as a percentage of revenues from 48% in the first quarter of 2000 to 52% in the fourth quarter of 2000. This was due primarily to a decline in revenue growth in the fourth quarter resulting in lower employee utilization.

  Selling and Marketing

     Selling and marketing expenses consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel and promotional expenses. Selling and marketing expenses decreased as a percentage of revenues to 7% in 2000 from 8% in 1999. The higher percentage in 1999 was primarily due to investments that we made in a new brand identity during 1999 and also due to an advertising campaign launched in the third quarter of 1999. Selling and marketing personnel grew from 82 employees at December 31, 1999 to 117 employees at December 31, 2000.

  General and Administrative

     General and administrative expenses relate principally to salaries and employee benefits associated with our management, finance and administrative groups, including personnel devoted to recruiting and training project personnel and occupancy expenses. The increase in general and administrative expenses for 2000 compared to 1999 was primarily due to an increase in the number of employees hired during 2000, an increase in occupancy expenses related to significant expansion of our office space and increased depreciation costs related to our increased investments in property and equipment. General and administrative personnel grew from 363 employees at December 31, 1999 to 628 employees at December 31, 2000. Our total headcount increased from 2,111 at December 31, 1999 to 3,360 at December 31, 2000. Total occupancy at December 31, 2000 was approximately 1.0 million square feet, compared to approximately 613,000 square feet at December 31, 1999. General and administrative costs increased as a percentage of revenues to 27% in 2000 from 25% in 1999 due primarily to increases in general and administrative personnel and occupancy expenses. General and administrative costs increased as a percentage of revenues from 25% in the first quarter of 2000 to 28% in the fourth quarter of 2000, and was due primarily to developing support for expected revenue growth which did not materialize.

  Amortization of Intangible Assets

     Amortization of intangible assets consists primarily of amortization of marketing assets, customer lists, assembled workforce and other employee items, developed technology and goodwill resulting from our acquisitions. The increase in amortization of intangible assets costs for 2000 compared to 1999 was primarily related to the Human Code, HWT and TLG acquisitions. Amortization periods range from three to seven years. Amortization of intangible assets increased as a percentage of revenues from 1% in the first quarter of

2000 to 5% in the fourth quarter of 2000, and was primarily due to the Human Code acquisition which occurred on August 28, 2000.

  Stock-Based Compensation

     Stock-based compensation consists of expenses for deferred compensation associated with the Human Code, TLG and Adjacency acquisitions. In connection with the acquisition of Human Code, we assumed the outstanding options granted under the Human Code 1994 Stock Option/Stock Issuance Plan. The options vest ratably over periods up to four years. We recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options, of which $9.8 million has not been amortized as of December 31, 2000. The deferred compensation will be charged to operations at the rate of approximately $1.0 million per quarter for the next six quarters, and $3.8 million in total thereafter, spread over approximately eight quarters.

     In connection with the TLG acquisition, we will issue $10.0 million of restricted Sapient common stock. We will amortize the $10.0 million of restricted stock over the vesting period of 4.75 years commencing on the date of acquisition. We expect this charge to be approximately $527,000 per quarter for the next eighteen quarters, or $2.1 million annually.

     Prior to our acquisition of Adjacency in March 1999, Adjacency granted stock options at below fair market value. The options were granted in November of 1998 with a three-year vesting schedule commencing on the date of employment. A charge of approximately $1.7 million in the first quarter of 1999 was the result of change-in-control provisions. We expect the amount of this charge to be approximately $82,000 per quarter for the next three quarters.

  Acquisition Costs

     We incurred a charge of approximately $2.3 million in 1999 for costs associated with the Adjacency acquisition, which consisted primarily of investment banking, accounting and legal fees.

  Other Expense

     In 2000, we recorded $1.3 million in charges to write-down certain investments we made in certain businesses because we considered the decline in the value of these investments to be other than temporary.

  Interest Income

     Interest income for 2000 and 1999 was derived primarily from investment of the proceeds from our public stock offerings, which proceeds were invested primarily in tax-exempt, short-term municipal bonds, commercial paper and U.S. government securities. The increase in interest income for the year ended December 31, 2000 was primarily due to the investment of the proceeds from the follow-on public offering of our common stock in November 1999.

  Provision for Income Taxes

     Income tax expense represents combined federal and state income taxes at an effective rate of 42% for 2000 and 38% for 1999. The increase in the effective tax rate was due primarily to the non-deductible amortization expenses related to the Human Code acquisition and to expansion into countries and states with higher tax rates. We expect the effective tax rates to be higher than the statutory rates in the future due to the non-deductible amortization charges. Our effective tax rate may vary from period to period based on our future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

  Equity in Net Loss from Unconsolidated Affiliates

     Equity in net loss from unconsolidated affiliates for the years ended December 31, 2000 and 1999 was approximately $878,000 and $157,000, respectively. In October 2000, we acquired a 19% non-controlling equity interest in DI, a Japanese company. In September 1999, we commenced a joint venture, Sapient

S.p.A., in Milan, Italy, in which we have a 50% non-controlling interest. We use the equity method of accounting for these investments. The increase in the equity in net loss from unconsolidated affiliates was due to a full year of operations for Sapient S.p.A., for which our share of their losses totaled approximately $918,000, as compared to a partial year of operations in 1999, offset by equity in net income from DI of approximately $40,000.

  Minority Interest

     Minority interest for the year ended December 31, 2000 was approximately $95,000, related to the 12% interest in our Japanese subsidiary acquired by DI in October 2000.

YEARS ENDED DECEMBER 31, 1999 AND 1998

  Revenues

     Revenues for 1999 increased 68% over revenues for 1998. The increase in revenues was due to an increase in the number and size of client projects. In 1999, our five largest clients accounted for approximately 22% of our revenues in the aggregate; no client accounted for more than 10% of such revenues and one client accounted for more than 5% of such revenues. In 1998, our five largest clients accounted for approximately 30% of our revenues in the aggregate; no clients accounted for more than 10% of such revenues and four clients each accounted for more than 5% of such revenues.

  Project Personnel Costs

     The increase in project personnel costs for the year ended December 31, 1999 was primarily due to an increase in the number of project personnel from 1,188 at December 31, 1998 to 1,666 at December 31, 1999. Project personnel costs decreased slightly as a percentage of revenues to 48% in 1999 from 49% in 1998.

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

  Stock-Based Compensation

     Stock-based compensation consists of expenses associated with Adjacency stock options that were granted prior to our acquisition of Adjacency at below fair market value. The options were granted in

November of 1998 with a three-year vesting schedule commencing on the date of employment. The charge in the fourth quarter of 1998 of approximately $4.5 million was the result of certain employees being substantially vested by December 31, 1998. A charge of approximately $1.7 million in the first quarter of 1999 was the result of change-in-control provisions.

  Acquisition Costs

     We incurred a charge of approximately $2.3 million in 1999 for costs associated with the Adjacency acquisition, which consisted primarily of investment banking, accounting and legal fees.

  Interest Income

     Interest income for 1999 and 1998 was derived primarily from investments of the proceeds from our public stock offerings, which were invested in tax exempt, short-term municipal bonds, commercial paper and U.S. government securities.

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

  Equity in Net Loss from Unconsolidated Affiliates

     Equity in net loss from unconsolidated affiliates for the year ended December 31, 1999, was approximately $157,000. In September 1999, we commenced a joint venture, Sapient S.p.A., in Milan, Italy. We use the equity method of accounting for this investment in which we have a 50% non-controlling interest.

QUARTERLY FINANCIAL RESULTS

     The following tables set forth a summary of our unaudited quarterly results of operations for 2000 and 1999. In the opinion of management, this information has been prepared on the same basis as the audited Consolidated Financial Statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

                                                  THREE MONTHS ENDED (UNAUDITED)
                                      ------------------------------------------------------
                                      MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                        2000         2000          2000             2000
                                      ---------    --------    -------------    ------------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues............................  $100,334     $125,769      $138,057         $139,179
Operating expenses:
  Project personnel costs...........    48,575       60,321        68,183           72,200
  Selling and marketing.............     7,885        7,769         7,986           10,263
  General and administrative........    25,253       33,753        38,132           38,286
  Amortization of intangible
     assets.........................       884          757         2,935            6,752
  Stock-based compensation..........       110          110           454            1,491
                                      --------     --------      --------         --------
          Total operating
            expenses................    82,707      102,710       117,690          128,992
                                      --------     --------      --------         --------
Income from operations..............    17,627       23,059        20,367           10,187
Other expense.......................        --           --            --           (1,250)
Interest income.....................     2,473        2,768         3,248            3,189
                                      --------     --------      --------         --------
Income before income taxes, net
  equity loss from investees and
  minority interest.................    20,100       25,827        23,615           12,126
Income taxes........................     7,857       10,589        11,536            3,943
                                      --------     --------      --------         --------
Income before net equity loss from
  investees and minority interest...    12,243       15,238        12,079            8,183
Net equity loss from investees......      (353)        (276)          (93)            (156)
Minority interest...................        --           --            --               95
                                      --------     --------      --------         --------
Net income..........................  $ 11,890     $ 14,962      $ 11,986         $  8,122
                                      ========     ========      ========         ========
Basic net income per share..........  $   0.10     $   0.13      $   0.10         $   0.07
                                      ========     ========      ========         ========
Diluted net income per share........  $   0.09     $   0.11      $   0.09         $   0.06
                                      ========     ========      ========         ========

                                                   THREE MONTHS ENDED (UNAUDITED)
                                       ------------------------------------------------------
                                       MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                         1999         1999          1999             1999
                                       ---------    --------    -------------    ------------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.............................   $57,793     $64,199        $73,029         $81,823
Operating expenses:
  Project personnel costs............    28,334      30,618         35,669          40,017
  Selling and marketing..............     3,974       5,411          5,927           6,117
  General and administrative.........    14,648      16,219         17,527          20,994
  Amortization of intangible
     assets..........................       569         519            462             734
  Stock-based compensation...........     1,699         110            110             110
  Acquisition costs..................     2,340          --             --              --
                                        -------     -------        -------         -------
          Total operating expenses...    51,564      52,877         59,695          67,972
                                        -------     -------        -------         -------
Income from operations...............     6,229      11,322         13,334          13,851
Interest income......................       820         859            970           1,578
                                        -------     -------        -------         -------
Income before income taxes and net
  equity loss from investee..........     7,049      12,181         14,304          15,429
Income taxes.........................     2,770       4,495          5,436           5,805
                                        -------     -------        -------         -------
Income before net equity loss from
  investee...........................     4,279       7,686          8,868           9,624
Net equity loss from investee........        --          --             --            (157)
                                        -------     -------        -------         -------
Net income...........................   $ 4,279     $ 7,686        $ 8,868         $ 9,467
                                        =======     =======        =======         =======
Basic net income per share...........   $  0.04     $  0.07        $  0.08         $  0.09
                                        =======     =======        =======         =======
Diluted net income per share.........   $  0.03     $  0.06        $  0.07         $  0.07
                                        =======     =======        =======         =======

                                                  AS A PERCENTAGE OF TOTAL REVENUES
                                                    THREE MONTHS ENDED (UNAUDITED)
                                        ------------------------------------------------------
                                        MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                          2000         2000          2000             2000
                                        ---------    --------    -------------    ------------
Revenues..............................     100%        100%           100%            100%
Operating expenses:
  Project personnel costs.............      48          48             49              52
  Selling and marketing...............       8           6              6               7
  General and administrative..........      25          27             28              28
  Amortization of intangible assets...       1           1              2               5
  Stock-based compensation............      --          --             --               1
                                           ---         ---            ---             ---
          Total operating expenses....      82          82             85              93
                                           ---         ---            ---             ---
Income from operations................      18          18             15               7
Other expense.........................      --          --             --              --
Interest income.......................       2           2              2               2
                                           ---         ---            ---             ---
Income before income taxes, net equity
  loss from investees and minority
  interest............................      20          20             17               9
Income taxes..........................       8           8              8               3
                                           ---         ---            ---             ---
Income before net equity loss from
  investees and minority interest.....      12          12              9               6
                                           ---         ---            ---             ---
Net equity loss from investees........      --          --             --              --
Minority interest.....................      --          --             --              --
Net income............................      12%         12%             9%              6%
                                           ===         ===            ===             ===

                                                  AS A PERCENTAGE OF TOTAL REVENUES
                                                    THREE MONTHS ENDED (UNAUDITED)
                                        ------------------------------------------------------
                                        MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                          1999         1999          1999             1999
                                        ---------    --------    -------------    ------------
Revenues..............................     100%        100%           100%            100%
Operating expenses:
  Project personnel costs.............      49          48             49              49
  Selling and marketing...............       7           8              8               7
  General and administrative..........      25          25             24              26
  Amortization of intangible assets...       1           1              1               1
  Stock-based compensation............       3          --             --              --
  Acquisition costs...................       4          --             --              --
                                           ---         ---            ---             ---
          Total operating expenses....      89          82             82              83
                                           ---         ---            ---             ---
Income from operations................      11          18             18              17
Interest income.......................       1           1              1               2
                                           ---         ---            ---             ---
Income before income taxes and net
  equity loss from....................      12          19             19              19
investee Income taxes.................       5           7              7               7
                                           ---         ---            ---             ---
Income before net equity loss from
  investee............................       7          12             12              12
Net equity loss from investee.........      --          --             --              --
                                           ---         ---            ---             ---
Net income............................       7%         12%            12%             12%
                                           ===         ===            ===             ===

LIQUIDITY AND CAPITAL RESOURCES

     We have primarily funded our operations from cash flows generated from operations and the proceeds from our initial and follow-on public stock offerings. In addition, we have a bank revolving line of credit providing for borrowings of up to $5.0 million. Borrowings under this line of credit, which expires on June 30, 2001, bear interest at the bank's prime rate. The line of credit includes covenants relating to the maintenance of certain financial ratios and limits the payment of dividends. At December 31, 2000, we had no bank borrowings outstanding, letters of credit of $3.7 million were outstanding under the agreement. There were no material capital commitments at December 31, 2000.

     We invest predominantly in instruments that are highly liquid, investment grade securities and have maturities of less than one year. At December 31, 2000, we had approximately $280.6 million in cash, cash equivalents and short-term investments compared to $196.1 million at December 31, 1999.

     Cash provided by operating activities was $101.7 million for the year ended December 31, 2000. This resulted primarily from net income of $47.0 million, net non-cash charges of $23.7 million, increases in accrued expenses and accrued compensation of $13.0 million, increases in accrued income taxes payable of $25.2 million, decreases in unbilled revenues on contracts of $7.4 million and increases in other long term liabilities of $3.7 million, offset by increases in accounts receivable of $12.6 million and increases of $6.1 million in prepaid expenses and other current and non-current assets, all of which were principally related to the overall growth of the Company. Our days sales outstanding for accounts receivable has decreased from 81 days at December 31, 1999 to 47 days at December 31, 2000 due to continued management focus.

     Cash used in investing activities was $94.0 million for the year ended December 31, 2000. This was due primarily to capital expenditures of $43.7 million for significant expansion of the Company's office space and computer equipment purchases, purchases of short-term investments (net of maturities) of $38.9 million, investments in and advances to affiliates of $8.0 million and long term investments of $3.8 million.

     Cash provided by financing activities was $38.4 million for the year ended December 31, 2000 and was principally provided from the sale of common stock through the Company's employee stock purchase plan and the exercise of stock options under the Company's stock option plans.

     In May 2000, we entered into a strategic alliance with Thomas Weisel Capital Partners, L.P. (TWP) to help established companies create new businesses to compete successfully in the new economy. We committed to invest up to $100.0 million in these new businesses, using funds from our existing cash and short-term investment balances. There were no investments made with TWP as of December 31, 2000. We are currently in the process of unwinding this alliance with TWP after we mutually agreed with TWP that no investments were likely to be made in the near future.

     In addition to normal operating activities and capital expenditures, as a result of the actions taken in March 2001, we have estimated that we will spend approximately $30.0 to $35.0 million in cash for restructuring and other related activities in the year ended December 31, 2001 and beyond.

     We believe that the cash provided from operations, borrowings available under our revolving line of credit, existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital, capital expenditure, strategic alliance and restructuring requirements for at least the next 18 months.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement was amended by the issuance of SFAS 137, "Deferral of the Effective Date of FASB Statement No. 133", which changed the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000 (fiscal 2001 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. We anticipate that the adoption of SFAS 133 will not have a material impact on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 became effective during the three months ended December 31, 2000. The implementation of SAB 101 did not have a material effect on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              SAPIENT CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Accountants..........................   27
Consolidated Balance Sheets.................................   29
Consolidated Statements of Income...........................   30
Consolidated Statements of Changes in Stockholders'
  Equity....................................................   31
Consolidated Statements of Cash Flows.......................   32
Notes to Consolidated Financial Statements..................   34
Financial Statement Schedule:
  Reports of Independent Accountants on Financial Statement
     Schedule...............................................   55
  Schedule II -- Valuation and Qualifying Accounts and
     Reserves...............................................   57

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Sapient Corporation:

     In our opinion, the accompanying consolidated balance sheets as of December 31, 2000 and 1999 and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Sapient Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PricewaterhouseCoopers LLP
Boston, Massachusetts
January 25, 2001

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Sapient Corporation:

     We have audited the accompanying consolidated balance sheet (not shown separately herein) of Sapient Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sapient Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          KPMG LLP
Boston, Massachusetts
April 16, 1999

                              SAPIENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
                                                                 (IN THOUSANDS, EXCEPT
                                                               SHARE AND PER SHARE DATA)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 97,583        $ 51,582
  Short-term investments....................................     182,991         144,527
  Accounts receivable, less allowance for doubtful accounts
     of $5,433 and $1,246 for 2000 and 1999, respectively...      83,403          75,170
  Unbilled revenues on contracts............................       7,154          13,474
  Prepaid expenses..........................................       5,528           3,893
  Other current assets......................................       6,106           4,035
  Deferred income taxes.....................................       8,167           1,311
                                                                --------        --------
          Total current assets..............................     390,932         293,992
Property and equipment, net.................................      56,672          23,591
Deferred income taxes.......................................          --           6,296
Intangible assets...........................................     144,956          16,582
Other assets................................................      11,594           2,728
                                                                --------        --------
          Total assets......................................    $604,154        $343,189
                                                                ========        ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  2,100        $  4,437
  Accrued expenses..........................................      12,122           4,538
  Acquisition payable.......................................       5,573              --
  Accrued compensation......................................      23,358          11,682
  Income taxes payable......................................      10,992             948
  Deferred revenues on contracts............................      18,320          15,136
                                                                --------        --------
          Total current liabilities.........................      72,465          36,741
Deferred income taxes.......................................         451              --
Other long term liabilities.................................       4,930           1,489
                                                                --------        --------
          Total liabilities.................................      77,846          38,230
                                                                --------        --------
Commitments and contingencies (Note 9)......................
Minority interest...........................................         908              --
Stockholders' equity:
  Preferred stock, par value $0.01 per share, 5,000,000
     shares authorized and none outstanding at December 31,
     2000 and 1999..........................................          --              --
  Common stock, par value $0.01 per share, 200,000,000
     shares authorized, 121,373,675 and 114,947,078 shares
     issued and outstanding at December 31, 2000 and 1999,
     respectively...........................................       1,214           1,150
  Additional paid-in capital................................     423,935         240,400
  Deferred compensation.....................................     (10,058)           (688)
  Accumulated other comprehensive loss......................        (862)           (114)
  Retained earnings.........................................     111,171          64,211
                                                                --------        --------
          Total stockholders' equity........................     525,400         304,959
                                                                --------        --------
          Total liabilities and stockholders' equity........    $604,154        $343,189
                                                                ========        ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              SAPIENT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    YEARS ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                2000          1999          1998
                                                             ----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...................................................   $503,339      $276,844      $164,872
Operating expenses:
  Project personnel costs (exclusive of stock-based
     compensation of $1,397, $1,005 and $3,900 for 2000,
     1999, and 1998, respectively).........................    249,279       134,638        80,543
  Selling and marketing (exclusive of stock-based
     compensation of $95, $435 and $249 for 2000, 1999, and
     1998, respectively)...................................     33,903        21,429        11,269
  General and administrative (exclusive of stock-based
     compensation of $673, $589 and $350 for 2000, 1999,
     and 1998, respectively)...............................    135,424        69,388        41,675
  Amortization of intangible assets........................     11,328         2,284           687
  Stock-based compensation.................................      2,165         2,029         4,499
  In-process research and development......................         --            --        11,100
  Acquisition costs........................................         --         2,340            --
                                                              --------      --------      --------
          Total operating expenses.........................    432,099       232,108       149,773
                                                              --------      --------      --------
  Income from operations...................................     71,240        44,736        15,099
Other expense..............................................     (1,250)           --            --
Interest income............................................     11,678         4,227         2,925
                                                              --------      --------      --------
  Income before income taxes, net equity loss from
     investees and minority interest.......................     81,668        48,963        18,024
Income taxes...............................................     33,925        18,506         8,660
                                                              --------      --------      --------
  Income before net equity loss from investees and minority
     interest..............................................     47,743        30,457         9,364
Net equity loss from investees.............................       (878)         (157)           --
Minority interest..........................................         95            --            --
                                                              --------      --------      --------
     Net income............................................   $ 46,960      $ 30,300      $  9,364
                                                              ========      ========      ========
Basic net income per share.................................   $   0.39      $   0.27      $   0.09
                                                              ========      ========      ========
Diluted net income per share...............................   $   0.35      $   0.24      $   0.08
                                                              ========      ========      ========
Weighted average common shares.............................    119,191       111,418       104,456
Weighted average common share equivalents..................     14,573        14,208        10,348
                                                              --------      --------      --------
Weighted average common shares and common share
  equivalents..............................................    133,764       125,626       114,804
                                                              ========      ========      ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              SAPIENT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                          ACCUMULATED
                                  COMMON STOCK     ADDITIONAL                  COMPRE-       OTHER                      TOTAL
                                ----------------    PAID-IN       DEFERRED     HENSIVE   COMPREHENSIVE   RETAINED   STOCKHOLDERS'
                                SHARES    AMOUNT    CAPITAL     COMPENSATION   INCOME    INCOME (LOSS)   EARNINGS      EQUITY
                                -------   ------   ----------   ------------   -------   -------------   --------   -------------
Balance at December 31,
  1997........................   99,988   $1,000    $ 56,721      $     --         --        $  --       $ 24,586     $ 82,307
  Shares issued under stock
    option and purchase
    plans.....................    3,832      38        5,074            --         --           --             --        5,112
  Proceeds from public
    offering..................    2,612      26       29,065            --         --           --             --       29,091
  Distributions to
    stockholders..............       --      --           --            --         --           --            (39)         (39)
  Common stock issued for
    acquisition of Studio
    Archetype.................    1,992      20       22,780            --         --           --             --       22,800
  Tax benefit of disqualifying
    dispositions of stock
    options...................       --      --        1,654            --         --           --             --        1,654
  Deferred compensation.......       --      --        6,677        (2,178)        --           --             --        4,499
Comprehensive income:
  Net income..................       --      --           --            --     $9,364           --          9,364        9,364
  Other comprehensive income:
    Currency translation
      adjustments.............       --      --           --            --         26           26             --           26
                                                                               -------
    Comprehensive income......                                                  9,390
                                -------   ------    --------      --------     =======       -----       --------     --------
Balance at December 31,
  1998........................  108,424   1,084      121,971        (2,178)        --           26         33,911      154,814
  Shares issued under stock
    option and purchase
    plans.....................    4,117      42       23,944            --         --           --             --       23,986
  Proceeds from public
    offering..................    2,230      22       83,254            --         --           --             --       83,276
  Common stock issued for
    acquisition of E.Lab......      176       2        4,136            --         --           --             --        4,138
  Tax benefit of disqualifying
    dispositions of stock
    options...................       --      --        6,556            --         --           --             --        6,556
  Amortization of deferred
    compensation..............       --      --          539         1,490         --           --             --        2,029
Comprehensive income:
  Net income..................       --      --           --            --     30,300           --         30,300       30,300
  Other comprehensive income:
    Currency translation
      adjustments.............       --      --           --            --        (44)         (44)            --          (44)
    Net unrealized loss on
      short-term
      investments.............       --      --           --            --        (96)         (96)            --          (96)
                                                                               -------
    Comprehensive income......                                                 30,160
                                -------   ------    --------      --------     =======       -----       --------     --------
Balance at December 31,
  1999........................  114,947   1,150      240,400          (688)        --         (114)        64,211      304,959
  Shares issued under stock
    option and purchase
    plans.....................    4,919      49       36,890            --         --           --             --       36,939
  Change in interest in
    subsidiary................       --      --          347            --         --           --             --          347
  Common stock issued for
    acquisition of Human
    Code......................    1,508      15      131,098       (11,185)        --           --             --      119,928
  Tax benefit of disqualifying
    dispositions of stock
    options...................       --      --       15,200            --         --           --             --       15,200
  Amortization of deferred
    compensation..............       --      --           --         1,815         --           --             --        1,815
Comprehensive income:
  Net income..................       --      --           --            --     46,960           --         46,960       46,960
  Other comprehensive income:
    Currency translation
      adjustments.............       --      --           --            --       (422)        (422)            --         (422)
    Net unrealized loss on
      investments.............       --      --           --            --       (326)        (326)            --         (326)
                                                                               -------
    Comprehensive income......                                                 $46,212
                                -------   ------    --------      --------     =======       -----       --------     --------
Balance at December 31,
  2000........................  121,374   $1,214    $423,935      $(10,058)                  $(862)      $111,171     $525,400
                                =======   ======    ========      ========                   =====       ========     ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              SAPIENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   --------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
    Net income..............................................  $  46,960   $  30,300   $  9,364
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Loss recognized on write-down of investments............      1,250          --         --
    Depreciation and amortization...........................     13,949       8,007      3,537
    In-process research and development.....................         --          --     11,100
    Amortization of intangible assets.......................     11,328       2,284        687
    Deferred income taxes...................................     (7,923)     (2,874)    (6,637)
    Allowance for doubtful accounts.........................      6,347       1,240        200
    Stock-based compensation................................      2,165       2,029      4,499
    Acquisition costs.......................................         --       2,340         --
    Equity received for services rendered...................     (2,076)         --         --
    Net equity loss from investees..........................        878         157         --
    Minority interest in net loss of consolidated
     subsidiary.............................................        (95)         --         --
    Changes in operating assets and liabilities, net of
     acquired assets and liabilities:
        Increase in accounts receivable.....................    (14,767)    (32,982)   (23,644)
        Decrease (increase) in unbilled revenues on
        contracts...........................................      7,371      (3,019)      (651)
        (Increase) decrease in prepaid expenses.............     (1,181)     (3,447)       321
        Increase in other current assets....................     (2,071)       (842)    (2,383)
        (Increase) decrease in other assets.................     (2,807)        (39)        70
        (Decrease) increase in accounts payable.............     (2,730)      3,172        395
        Increase (decrease) in accrued expenses.............      1,693        (998)    (1,241)
        Increase in accrued compensation....................     11,320       3,049      4,137
        Increase in income taxes payable....................     25,244       5,287      2,493
        Increase in other long term liabilities.............      3,730         181        310
        Increase in deferred revenues on contracts..........      3,080       4,229      3,365
                                                              ---------   ---------   --------
            Net cash provided by operating activities.......    101,665      18,074      5,922
                                                              ---------   ---------   --------
Cash flows from investing activities:
    Purchase of property and equipment......................    (43,748)    (16,987)    (9,307)
    Net cash received from acquisition......................        435          15        561
    Investments in and advances to affiliates...............     (8,036)     (1,732)        --
    Long term investments...................................     (3,751)       (600)        --
    Cash paid for acquisition costs.........................         --      (2,340)        --
    Sales and maturities of short-term investments..........    177,850     123,708    133,374
    Purchases of short-term investments.....................   (216,774)   (202,231)  (147,232)
                                                              ---------   ---------   --------
            Net cash used in investing activities...........    (94,024)   (100,167)   (22,604)
                                                              ---------   ---------   --------
Cash flows from financing activities:
    Proceeds from stockholders for notes receivable.........         71       3,826      3,024
    Payments to stockholders for notes receivable...........         --      (3,133)    (3,788)
    Proceeds from stock option and purchase plans...........     36,939      23,986      5,112
    Net proceeds from follow-on public offering.............         --      83,276     29,091
    Distribution to stockholders............................         --          --        (39)
    Contributions from minority interest of consolidated
     subsidiary.............................................      1,350          --         --
    Principal payments on notes payable to bank.............         --          --     (3,162)
                                                              ---------   ---------   --------
            Net cash provided by financing activities.......     38,360     107,955     30,238
                                                              ---------   ---------   --------
Increase in cash and cash equivalents.......................     46,001      25,862     13,556
Cash and cash equivalents, beginning of year................     51,582      25,720     12,164
                                                              ---------   ---------   --------
Cash and cash equivalents, end of year......................  $  97,583   $  51,582   $ 25,720
                                                              =========   =========   ========
Schedule of non-cash operating activities:
  Tax benefit of disqualifying dispositions of stock
    options.................................................  $  15,200   $   6,556   $  1,654
                                                              =========   =========   ========

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   --------
                                                                       (IN THOUSANDS)
Supplemental disclosures of cash flow information:
  Net assets and liabilities recognized upon acquisitions:
    Cash and cash equivalents...............................  $     435   $      15   $    811
    Accounts receivable.....................................      1,166         631      2,578
    Unbilled revenues on contracts..........................      1,051         149        629
    Prepaid expenses and other current assets...............        454           8         34
    Property and equipment..................................      3,282         164      2,077
    Other assets............................................        137          14        100
    Accounts payable........................................        393          84        445
    Accrued expenses........................................      9,258       1,589        725
    Accrued compensation....................................        356          --        880
    Accrued income taxes payable............................         --          --        270
    Deferred revenues on contracts..........................        104          --      1,134
    Notes payable to bank...................................         --          --      2,862
    Other long term liabilities.............................        133          --         42
    Accrued acquisition costs...............................  $   2,271   $     875   $  2,335
Supplemental disclosures of non-cash financing activities:
  Common stock issued for acquisition of Studio Archetype...         --          --     22,800
  Common stock issued for acquisition of E.Lab..............         --       4,138         --
  Common stock and options issued for acquisition of Human
    Code....................................................    131,113          --         --
  Acquisition payable for TLG...............................  $   5,573          --         --

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              SAPIENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS

     Sapient Corporation (Sapient or the Company) is a leading business and technology consultancy that helps large companies discover and harness the competitive advantages that are possible in an increasingly digital, networked world. The Company is focused on delivering business value to their clients by understanding the key business problems they face and by solving those problems. The Company currently has offices in Cambridge, Massachusetts, New York, San Francisco, Chicago, Atlanta, Austin, Dallas, Los Angeles, Washington D.C., Denver, Houston, Dusseldorf, London, Munich, New Delhi, Tokyo, and Toronto.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Principles of Consolidation and Basis of Presentation

     The Consolidated Financial Statements include the accounts of the Company and its wholly owned and majority-owned, controlled subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation.

  (b) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates relied upon in preparing these financial statements include estimated costs to complete long term contracts, allowances for bad debts, estimated fair value of equity instruments received for services and from investments made and whether any decline in such fair value is other than temporary, and expected future cash flows used to evaluate the recoverability of long-lived assets. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

  (c) Cash and Cash Equivalents

     All highly liquid investments with original maturities of three months or less are considered cash equivalents. Cash and cash equivalent balances consist of deposits and repurchase agreements with a large U.S. commercial bank and high-grade commercial paper. At December 31, 2000 and 1999, the Company has classified its cash equivalent investments, totaling approximately $2.0 million and $19.2 million respectively, as available-for-sale. These investments are stated at amortized costs, which approximates fair value.

  (d) Short-Term Investments

     Short-term investments are available-for-sale securities which are recorded at fair market value. The difference between amortized cost and fair market value, net of tax effect, is shown as a separate component of stockholders' equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income. Realized gains and losses from sales of available-for-sale securities were not material for any period presented.

                              SAPIENT CORPORATION

  (e) Financial Instruments and Concentration of Credit Risk

     Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

     The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses and such losses have been within management's expectations. No customer accounted for greater than 10 percent of total revenues in 2000, 1999 or 1998. One customer accounted for 14 percent of accounts receivable at December 31, 1998.

     The fair market values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses at both December 31, 2000 and 1999 approximate their carrying amounts.

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

  (g) Goodwill and Other Purchased Intangibles

     Goodwill and other purchased intangibles are being amortized on a straight-line basis over estimated useful lives ranging from three to seven years.

  (h) Impairment of Long-Lived Assets

     In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If such circumstances exist, the Company evaluates the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. To date, no such impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment, if any, based on the fair value of the impaired assets. The cash flow estimates that are used contain management's best estimates, using appropriate and customary assumptions and projections at the time.

  (i) Other Assets

     Other assets include long term investments recorded under both the cost and equity methods of accounting. The Company uses the equity method of accounting for investments when it has an ownership interest of 20% to 50% or the ability to exercise significant influence over an investee's operating activities. Investments accounted for under the equity method and cost method amounted to approximately $3.8 million and $4.4 million at December 31, 2000, respectively, and approximately $1.6 million and $600,000 at December 31, 1999, respectively.

     The Company classifies all cost method equity investments of publicly traded companies as available-for-sale. Available-for-sale investments are reported at fair value as of each balance sheet date. Fair value is determined based on market quotations. Investments in equity securities for which fair value is not readily determinable are carried at cost. If any adjustment to fair value reflects a decline in the value of the

                              SAPIENT CORPORATION
investment below cost, the Company considers available evidence, including the duration and extent to which the market value has been less than cost, to evaluate the extent to which the decline is "other than temporary". If the decline is considered other than temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the writedown is included in the Company's consolidated statement of income. For the year ended December 31, 2000, the Company recorded $786,000 of unrealized holding losses in stockholders' equity. For the year ended December 31, 2000, the Company recorded $1.3 million in charges to write down certain investments because the decline in the value of these investments was considered to be other than temporary.

  (j) Change in Interest Gains and Losses

     The Company includes gains and losses on changes in its interest in the Company's subsidiaries and equity method investees in net income unless the change in interest is a gain and the subsidiary or equity method investee is a research and development, start-up or development stage company or an entity whose viability as a going-concern is under consideration. In those situations, the Company accounts for the change in interest as a component of stockholders' equity.

  (k) Revenue Recognition

     All revenue generated from fixed-price contracts is recognized on the percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs. All revenue generated from time and material contracts is recognized as services are provided. In some instances during 2000, services were provided to clients in exchange for equity instruments of the client. The Company measures the fair value of the equity instrument on the date the parties come to a mutual understanding of the terms of the arrangement and a commitment for performance by the Company to earn the equity instruments is reached, or when the equity is earned, whichever occurs earlier. For the year ended December 31, 2000, $2.1 million of equity was received for services rendered. Subsequent changes in the value of equity are measured as indicated in the "other assets" policy above.

     Provisions for estimated losses on uncompleted contracts are made on a contract by contract basis and are recognized in the period in which such losses are determined. Unbilled revenues on contracts comprise costs plus earnings on contracts in excess of contractual billings on such contracts. Billings in excess of revenue recognized are classified as deferred revenues.

  (l) Research and Development Costs

     Substantially all research and development activities of the Company (except those incurred in connection with purchased business combinations) have been pursuant to customer contracts and, accordingly, have been charged to project costs as incurred. The Company has not capitalized any internally developed software development costs since such costs have not been significant.

  (m) Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123 (SFAS 123) requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and net income per share in the notes to the financial statements. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company's stock option plans, and footnote disclosure is provided in Note 10.

     The stock-based compensation expense appearing in the financial statements relates to the Human Code, Inc, (Human Code), The Launch Group
Aktiengesellschaft (TLG) and Adjacency, Inc. (Adjacency)

                              SAPIENT CORPORATION
acquisitions. The Company assumed the Human Code options granted to Human Code employees which vest ratably over periods up to four years. Deferred compensation expense relates to the intrinsic value of the unvested options. TLG employees will be granted $10.0 million of restricted Sapient stock, to be issued in 2001. The $10.0 million is being amortized over a period of 4.75 years commencing on the date of acquisition. Adjacency stock options were granted, prior to the acquisition by the Company, at below fair market value. The deferred compensation is being amortized on a straight-line basis over the vesting period of three years. Certain employees completed their vesting upon the acquisition of Adjacency described in Note 10(f).

  (n) Advertising Costs

     The Company expenses the cost of advertising as incurred. Such costs are included in selling and marketing in the consolidated statements of income and totaled approximately $1.1 million, $542,000 and $463,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

  (o) Income Taxes

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

  (p) Earnings Per Share

     Under Statement of Financial Accounting Standards No. 128, the Company presents both basic net income per share and diluted net income per share. Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share reflects the per share effect of dilutive stock options.

  (q) Comprehensive Income

     During 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting comprehensive income and its components in the body of the financial statements. Comprehensive income includes net income as currently reported under generally accepted accounting principles and also considers the effect of additional economic events that are not required to be recorded in determining net income but are rather reported as a separate component of stockholders' equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on investments as a component of comprehensive income.

  (r) Segment Reporting

     The Company engages in business activities in one operating segment, which provides business and technology consulting and solutions, primarily on a fixed-price, fixed-timeframe basis.

                              SAPIENT CORPORATION

     Data for the geographic regions in which the Company operates is presented below:

                                                          2000       1999       1998
                                                        --------   --------   --------
Revenues:
  North America.......................................  $459,460   $265,187   $164,124
  International.......................................    43,879     11,657        748
                                                        --------   --------   --------
     Total Revenues...................................  $503,339   $276,844   $164,872
                                                        ========   ========   ========
Long-lived assets:
  North America.......................................  $196,367   $ 37,536   $ 27,945
  International.......................................     5,261      2,637        231
                                                        --------   --------   --------
     Total long-lived assets..........................  $201,628   $ 40,173   $ 28,176
                                                        ========   ========   ========

     During the year ended December 31, 2000, Sapient Ltd, the Company's UK subsidiary, had $33.8 million of revenue, or 77% of total international revenues.

  (s) Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement was amended by the issuance of SFAS 137, "Deferral of the Effective Date of FASB Statement No. 133", which changed the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000 and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. Management of the Company anticipates that the adoption of SFAS 133 will not have a material impact on the Company's financial position or its results of operations.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 became effective during the three months ended December 31, 2000. The implementation of SAB 101 did not have a material effect on the Company's financial position or its results of operations.

(3) SHORT-TERM INVESTMENTS

     At December 31, 2000 and 1999, all of the Company's short-term investments were classified as available-for-sale. Short-term investments are carried on the balance sheet at their fair market value.

     The following tables summarize the Company's short-term investments in thousands of dollars:

                                                  DECEMBER 31, 2000
                                  -------------------------------------------------
                                                 GROSS         GROSS
                                  AMORTIZED    UNREALIZED    UNREALIZED     MARKET
                                    COST         GAINS         LOSSES       VALUE
                                  ---------    ----------    ----------    --------
Commercial paper..............    $ 29,554        $ --         $ (13)      $ 29,541
U.S. government agencies......       9,560          11            --          9,571
Municipal notes and bonds.....     137,923         336           (34)       138,225
Corporate debt securities.....       5,590          64            --          5,654
                                  --------        ----         -----       --------
  Short-term investments......    $182,627        $411         $ (47)      $182,991
                                  ========        ====         =====       ========

                              SAPIENT CORPORATION

                                                  DECEMBER 31, 1999
                                  -------------------------------------------------
                                                 GROSS         GROSS
                                  AMORTIZED    UNREALIZED    UNREALIZED     MARKET
                                    COST         GAINS         LOSSES       VALUE
                                  ---------    ----------    ----------    --------
Commercial paper..............    $ 16,840        $ 4          $  (2)      $ 16,842
U.S. government agencies......      68,780         --            (35)        68,745
Municipal notes and bonds.....      55,903         16            (97)        55,822
Corporate debt securities.....       3,100         18             --          3,118
                                  --------        ---          -----       --------
  Short-term investments......    $144,623        $38          $(134)      $144,527
                                  ========        ===          =====       ========

     Contractual maturities of short-term investments at December 31, 2000:

                                                         AMORTIZED     MARKET
                                                           COST        VALUE
                                                         ---------    --------
Less than one year.....................................  $ 93,804     $ 93,947
Due in 1-2 years.......................................    25,334       25,502
Due in 2-5 years.......................................     8,584        8,592
Due after 5 years......................................    54,905       54,950
                                                         --------     --------
  Short-term investments...............................  $182,627     $182,991
                                                         ========     ========

     Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Gross realized gains and losses on the sale of securities are calculated using the specific identification method and were not material to the Company's consolidated results of operations for the years ended 2000, 1999 and 1998.

(4) PROPERTY AND EQUIPMENT

     The cost and accumulated depreciation of property and equipment at December 31, 2000 and 1999 are as follows:

                                                                    ESTIMATED
                                                                     USEFUL
                                             2000       1999          LIFE
                                            -------    -------    -------------
                                              (IN THOUSANDS)
                                                                      Lesser of
                                                                  lease term or
Leasehold improvements....................  $25,270    $10,995    life of asset
Furniture and fixtures....................    8,291      4,282          5 years
Office equipment..........................    8,765      4,860          5 years
Computer equipment........................   46,959     21,959          3 years
                                            -------    -------
                                             89,285     42,096
  Less accumulated depreciation...........  (32,613)   (18,505)
                                            -------    -------
Property and equipment, net...............  $56,672    $23,591
                                            =======    =======

     Depreciation and amortization expense was approximately $14.0 million, $8.0 million and $3.5 million for the years ended 2000, 1999 and 1998, respectively.

                              SAPIENT CORPORATION

(5) INTANGIBLE ASSETS

     Certain intangible assets were acquired in connection with the Company's acquisitions which were accounted for as purchases. The following table summarizes the cost and accumulated amortization of intangible assets at December 31, 2000 and 1999:

                                                                    ESTIMATED
                                                                     USEFUL
                                             2000       1999          LIFE
                                           --------    -------    -------------
                                             (IN THOUSANDS)
Marketing assets and customer lists......  $  4,100    $ 3,800          7 Years
Assembled work force and employment
  agreements.............................     5,278      2,203          4 Years
Developed technology.....................    16,161         --          3 Years
Goodwill.................................   133,716     13,550          7 Years
                                           --------    -------
                                            159,255     19,553
Less accumulated amortization............   (14,299)    (2,971)
                                           --------    -------
Intangible assets, net...................  $144,956    $16,582
                                           ========    =======

(6) INVESTMENT AND MINORITY INTEREST

     On October 25, 2000, the Company acquired a 19% interest in Dream Incubator
(DI) for approximately $3.7 million in cash. DI is a management consulting company, developing strategies for e-businesses in Japan. Under the terms of the Company's investment agreement with DI, the Company has one seat on DI's board of directors, with special voting rights and other privileges and uses the equity method of accounting for this investment. On October 25, 2000, DI acquired a 12% equity interest in Sapient KK, the Company's Japanese subsidiary, for $1.3 million in cash. The excess cash payment of $347,000 over the Company's carrying value of Sapient KK was recorded as a component of stockholders' equity, due to the start up nature of Sapient KK. DI will provide Sapient KK with start up services including strategy, temporary management, recruiting and other services. Prior to this transaction, the Company owned 100% of this subsidiary. DI may put up to 50% of their shares in Sapient KK on the second through fourth anniversary of the agreement to the Company for the then fair value. The Company has similar put rights on 50% of their shares of DI.

(7) BANK LOAN FACILITY

     The Company has a $5.0 million loan facility with a bank, which expires on June 30, 2001. Borrowings under this agreement bear interest at the bank's prime rate. The Company had no borrowings under this facility at December 31, 2000 or 1999, letters of credit of $3.7 million and $975,000 were outstanding under the agreement at December 31, 2000 and 1999, respectively. The facility contains various financial covenants, including limitations on the payment of cash dividends and maintenance of certain financial ratios.

                              SAPIENT CORPORATION

(8) INCOME TAXES

     The provision for income taxes consists of the following:

                                                 2000       1999       1998
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Federal, current..............................  $31,320    $19,166    $11,768
State, current................................    4,741      2,131      3,529
Foreign, current..............................    1,534         83         --
                                                -------    -------    -------
     Subtotal, current income tax provision...   37,595     21,380     15,297
                                                -------    -------    -------
Federal, deferred.............................   (3,174)    (2,816)    (4,902)
State, deferred...............................     (496)      (440)    (1,353)
Foreign, deferred.............................       --        382       (382)
                                                -------    -------    -------
     Subtotal, deferred income tax benefit....   (3,670)    (2,874)    (6,637)
                                                -------    -------    -------
Income tax provision..........................  $33,925    $18,506    $ 8,660
                                                =======    =======    =======

     The income tax benefits of the employee stock option compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes credited to additional paid-in capital was $15.2 million, $6.6 million and $1.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Income tax expense for the years ended December 31, 2000, 1999 and 1998 differed from the amounts computed by applying the U.S. statutory income tax rate to pre-tax income as a result of the following:

                                                        2000    1999    1998
                                                        ----    ----    ----
Statutory income tax rate.............................  35.0%   35.0%   35.0%
State income taxes, net of federal benefit............   5.2     5.6     6.3
Non-deductible goodwill...............................   2.4      --      --
S Corporation loss (income)...........................    --      --     9.3
Tax exempt interest...................................  (2.0)   (1.4)   (4.1)
Other, net............................................   0.9    (1.4)    1.5
                                                        ----    ----    ----
Effective income tax rate.............................  41.5%   37.8%   48.0%
                                                        ====    ====    ====

                              SAPIENT CORPORATION

     At December 31, 2000 and 1999, deferred income tax assets and liabilities resulted from differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Deferred income tax assets, current:
  Deferred revenue.......................................  $ 7,560    $ 3,811
  Allowance for doubtful accounts........................    1,951        464
  Other reserves and accruals............................    1,395      1,138
  Unbilled revenue.......................................   (2,739)    (4,102)
                                                           -------    -------
       Net deferred income tax assets, current...........  $ 8,167    $ 1,311
                                                           =======    =======
Deferred income tax assets (liabilities), non-current:
Property and equipment...................................  $ 2,395    $   813
In-process research and development......................    3,793      4,192
Deferred taxes relating to the use of cash method of
  accounting for tax purposes prior to 1996..............       --        (75)
Goodwill and other intangibles...........................   (5,430)       489
Deferred taxes relating to partnership investment........   (1,310)        --
Other....................................................      101         56
Deferred compensation....................................       --        821
                                                           -------    -------
       Net deferred income tax assets (liabilities),
          non-current....................................  $  (451)   $ 6,296
                                                           =======    =======

     In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company has sufficient taxable income in the federal carryback period and anticipates sufficient future taxable income over the periods in which the differences which created the deferred income tax assets are deductible, therefore, the ultimate realization of deferred income tax assets for federal and state income tax purposes is considered more likely than not.

     Total income taxes paid in 2000, 1999 and 1998 were approximately $16.4 million, $16.0 million and $12.4 million, respectively.

(9) COMMITMENTS AND CONTINGENCIES

     The Company maintains its executive office in Cambridge, Massachusetts and operating offices in several locations throughout the United States and abroad. Future minimum rental commitments under noncancelable operating leases with initial or remaining terms in excess of one year were as follows at December 31, 2000:

                                                              (IN THOUSANDS)
                                                              --------------
2001........................................................     $31,028
2002........................................................      34,333
2003........................................................      32,433
2004........................................................      27,327
2005........................................................      22,806
Thereafter..................................................      95,785

                              SAPIENT CORPORATION

     Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $25.6 million, $14.4 million and $8.9 million, respectively.

     The Company has issued letters of credit with a bank in the aggregate amount of approximately $3.7 million as security deposits for certain of its lease commitments.

     The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims totaling approximately $4.0 million which have arisen in the ordinary course of its business. The Company believes that these claims are without merit and intends to defend them vigorously. Although the Company does not consider an unfavorable outcome to these claims probable, the Company cannot accurately predict the ultimate outcome of these claims or the potential loss, if any.

(10) STOCK PLANS

       (a) 1992 Stock Option Plan

     During 1992, the Company approved the 1992 Stock Plan (the 1992 Plan) for its employees. The 1992 Plan provided for the Board of Directors to grant stock options, stock purchase authorizations and stock bonus awards up to an aggregate of 20,000,000 shares of non-voting common stock. Since consummation of its initial public offering of common stock in April 1996, no further grants or awards may be made pursuant to the 1992 Stock Plan (previously outstanding awards remain outstanding but are exercisable for voting common stock).

     Most stock options granted under the 1992 Plan qualify as Incentive Stock Options (ISO) under Section 422 of the Internal Revenue Code. The price at which shares may be purchased with an option was specified by the Board at the date the option was granted, but in the case of an ISO, was not less than the fair market value of the Company's common stock on the date of grant. The duration of any option was specified by the Board, but no option designated as an ISO can be exercised beyond ten years from the date of grant. Stock options granted under the 1992 Plan generally become exercisable over a four-year period, are nontransferable, and expire six years after the date of grant (subject to earlier termination in the event of the termination of the optionee's employment or other relationship with the Company).

       (b) 1996 Equity Stock Incentive Plan

     The Company's 1996 Equity Stock Incentive Plan (the 1996 Plan) authorizes the Company to grant options to purchase common stock, to make awards of restricted common stock, and to issue certain other equity-related awards to employees and directors of, and consultants to, the Company. The total number of shares of common stock which may be issued under the 1996 Plan is 19,200,000 shares. The 1996 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration dates of options granted. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the common stock. The exercise price of options qualifying as Incentive Stock Options may not be less than the fair market value of the common stock on the grant date. Stock options granted under the 1996 Plan are nontransferable, generally become exercisable over a four-year period and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee's employment or other relationship with the Company).

       (c) 1996 Employee Stock Purchase Plan

     The Company's 1996 Employee Stock Purchase Plan (the Purchase Plan) authorizes the issuance of up to 2,640,000 shares of common stock to participating employees through a series of semi-annual offerings. The

                              SAPIENT CORPORATION
maximum number of shares available in each offering is 200,000 shares (plus any unpurchased shares available from previous offerings) for the first six offerings, 240,000 shares (plus any unpurchased shares available from previous offerings) for the seventh through ninth offerings, 480,000 shares (plus any unpurchased shares available from previous offerings) for the tenth offering, and 120,000 shares (plus any unpurchased shares available from previous offerings) for the eleventh and twelfth offerings. An employee becomes eligible to participate in the Purchase Plan when he or she is regularly employed by the Company for at least 20 hours a week and for more than five months in a calendar year on the first day of the applicable offering. The price at which employees may purchase common stock in an offering is 85 percent of the closing price of the common stock on the Nasdaq National Market on the day the offering commences or on the day the offering terminates, whichever is lower. Approximately 58 percent, 55 percent and 61 percent of eligible employees participated in at least one of the two offerings under the Purchase Plan during the years ended December 31, 2000, 1999 and 1998, respectively. Under the Purchase Plan, the Company sold 377,044, 387,680 and 422,536 shares of common stock in 2000, 1999 and 1998, respectively.

       (d) 1996 Director Stock Option Plan

     The Company's 1996 Director Stock Option Plan (the Director Plan) authorizes the issuance of 240,000 shares of common stock. Each non-employee director elected to the Board of Directors after the adoption of the Director Plan will, upon his or her election, automatically be granted an option to purchase 40,000 shares of common stock at an exercise price equal to the fair market value of the Company's common stock on the grant date. Options granted pursuant to the Directors Plan vest in four equal annual installments commencing on the first anniversary of the date of grant and generally expire ten years after the date of grant. As of December 31, 2000, options to purchase 40,000 shares of common stock had been granted, and as of December 31, 1999, no options had been granted, under the Director Plan.

       (e) 1998 Stock Incentive Plan

     The Company's 1998 Equity Stock Incentive Plan (the 1998 Plan) authorizes the Company to grant options to purchase common stock, to make awards of restricted common stock, and to issue certain other equity-related awards to employees and directors of, and consultants to, the Company. The total number of shares of common stock which may be issued under the 1998 Plan is 18,000,000 shares. The 1998 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration date. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the common stock. The exercise price of options qualifying as Incentive Stock Options may not be less than the fair market value of the common stock on the grant date. Stock options granted under the 1998 Plan are nontransferable, generally become exercisable over a four-year period and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee's employment or other relationship with the Company).

       (f) Adjacency, Inc. 1998 Stock Option Plan

     In connection with the acquisition of Adjacency, the Company assumed the outstanding options granted under the Adjacency 1998 Stock Option Plan (the Adjacency Plan). The Adjacency Plan was originally adopted by Adjacency in 1998 and provided for the grant of stock options up to an aggregate of 4,000,000 shares of Class B common stock of Adjacency. In November 1998, prior to the acquisition, Adjacency had granted a total of 437,000 options to its employees at exercise prices between $2.36 and $12.15 per share. The shares vested ratably over three years starting on the date of employment, except for certain employees who were granted accelerated vesting upon a change-in-control of Adjacency. The total compensation charge to be taken over the vesting period is approximately $7.2 million, since the options were granted at below fair market value. The charge in the fourth quarter of 1998 of approximately $4.5 million was the result of certain employees being substantially vested by December 31, 1998. A charge of approximately $1.7 million in the

                              SAPIENT CORPORATION
first quarter of 1999 was the result of the change-in-control provisions. The Company expects the compensation expense to be approximately $82,000 per quarter for the next three quarters. Stock-based compensation expense, relating to these options, was approximately $440,000 and $2.0 million for the years ended December 31, 2000 and 1999, respectively. As a result of the acquisition, the Company has assumed the obligations related to options to purchase 253,016 shares of the Company's common stock. No further grants may be made pursuant to the Adjacency Plan, and previously outstanding options remain outstanding, and are exercisable for shares of the Company's common stock.

  (g) Human Code 1994 Stock Option/Stock Issuance Plan

     In connection with the acquisition of Human Code, the Company assumed the outstanding options granted under the Human Code 1994 Stock Option/Stock Issuance Plan (the Human Code Plan). Prior to the acquisition, options to purchase approximately 2,864,000 shares of Human Code common stock were outstanding at exercise prices between $0.10 and $3.25 per share. As a result of the acquisition, the Company replaced the outstanding Human Code stock options with options to purchase approximately 471,000 shares of the Company's common stock. The options will vest ratably over periods up to four years. The Company recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options. Stock-based compensation expense, relating to these options, was approximately $1.4 million for the year ended December 31, 2000. The deferred compensation will be charged to operations at the rate of approximately $1.0 million per quarter for the next six quarters, and $3.8 million in total thereafter, spread over approximately 8 quarters. No further grants may be made pursuant to the Human Code Plan.

     A summary of the status of the Company's six stock option plans as of December 31, 2000, 1999 and 1998 and changes during the years then ended is presented below:

                                        2000                   1999                   1998
                                 -------------------    -------------------    -------------------
                                            WEIGHTED               WEIGHTED               WEIGHTED
                                            AVERAGE                AVERAGE                AVERAGE
                                            EXERCISE               EXERCISE               EXERCISE
         FIXED OPTIONS           SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
-------------------------------  -------    --------    -------    --------    -------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Outstanding at beginning of
  year.........................   25,048     $11.14      23,500     $ 6.41      17,532     $3.62
Granted........................   10,471     $36.67       8,934     $18.62       9,940     $9.88
Exercised......................   (4,681)    $ 6.33      (4,118)    $ 4.13      (2,594)    $1.66
Forfeited......................   (2,804)    $22.97      (3,268)    $ 9.88      (1,378)    $5.91
                                 -------                -------                -------
Outstanding at end of year.....   28,034     $23.27      25,048     $10.77      23,500     $6.41
                                 =======                =======                =======
Options exercisable at year
  end..........................    6,963                  5,048                  3,768
                                 =======                =======                =======
Weighted average grant date
  fair value of options granted
  during the year..............  $ 37.26                $ 10.81                $  7.10
                                 =======                =======                =======
Weighted average grant date
  fair value of options granted
  during the year below fair
  value (see Note 10(f) and
  10(g) relating to the
  Adjacency and Human Code
  Plan)........................  $ 38.38                $ 10.97                $  8.71
                                 =======                =======                =======

                              SAPIENT CORPORATION

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                           OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                              ----------------------------------------------    --------------------------
                                                    WEIGHTED        WEIGHTED                      WEIGHTED
     DECEMBER 31, 2000                              AVERAGE         AVERAGE                       AVERAGE
----------------------------      NUMBER           REMAINING        EXERCISE        NUMBER        EXERCISE
  RANGE OF EXERCISE PRICES     OUTSTANDING      CONTRACTUAL LIFE     PRICE       EXERCISABLE       PRICE
----------------------------  --------------    ----------------    --------    --------------    --------
                              (IN THOUSANDS)                                    (IN THOUSANDS)
$0.00 to $5.97..............       3,024            4.6 years       $  2.83         2,313          $ 2.56
$5.98 to $6.47..............       3,101            6.9 years       $  6.37         1,172          $ 6.33
$6.48 to $10.25.............       3,701            7.5 years       $  9.49         1,413          $ 9.48
$10.26 to $13.01............       2,861            8.1 years       $ 11.82           588          $11.66
$13.02 to $15.63............       2,948            8.4 years       $ 14.65           630          $14.57
$15.64 to $32.00............       3,289            8.9 years       $ 22.70           457          $20.22
$32.01 to $41.38............       2,918            9.2 years       $ 38.76           370          $36.36
$41.39 to $51.94............       2,914            9.5 years       $ 48.79             8          $43.06
$51.95 to $61.00............       2,839            9.2 years       $ 53.98             7          $53.15
$61.01 to $69.28............         439            9.4 years       $ 65.21             5          $64.30
                                  ------                                            -----
$0.00 to $69.28.............      28,034            8.0 years       $ 23.27         6,963          $ 9.56
                                  ======                                            =====

     The Company has seven stock-based compensation plans, which are described above. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values consistent with the method required under SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                 2000         1999          1998
                                                              ----------    ---------    ----------
                                                              (IN THOUSANDS EXCEPT PER SHARE DATA)
Net income (loss)
  As reported...............................................   $ 46,960      $30,300      $  9,364
  Pro forma.................................................   $(10,806)     $(9,798)     $(15,842)
Basic net income (loss) per share
  As reported...............................................   $   0.39      $  0.27      $   0.09
  Pro forma.................................................   $  (0.09)     $ (0.09)     $  (0.15)
Diluted net income (loss) per share
  As reported...............................................   $   0.35      $  0.24      $   0.08
  Pro forma.................................................   $  (0.09)     $ (0.09)     $  (0.15)

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following are the weighted average assumptions for grants in 2000, 1999 and 1998: dividend yield of 0.0 percent for each year, expected volatility of 118.91, 72.5 and 136.8 percent in 2000, 1999 and 1998, respectively, risk free interest rates ranging from 5.0 to
6.2 percent and expected lives of 4 years. Because additional option grants are expected to be made each year, the pro forma impact on the three years ended December 31, 2000 is not necessarily representative of the pro forma effects which may be expected in future years.

(11) RETIREMENT PLANS

     The Company established a 401(k) retirement savings plan for employees in June 1994. Under the provisions of the plan, the Company matches 25 percent of an employee's contribution, up to a maximum of

                              SAPIENT CORPORATION

$1,250 per employee per year. Total Company contributions in 2000, 1999 and 1998 were approximately $1,920,000, $1,438,000 and $957,000, respectively.

(12) STOCKHOLDERS' EQUITY

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

     At the Company's Annual Meeting of Stockholders held on May 22, 2000, the stockholders voted to approve an amendment to the Company's Amended and Restated Certificate of Incorporation which increased the number of authorized shares of common stock from 100,000,000 to 200,000,000.

     On August 1, 2000, the Company declared a two-for-one stock split effected as a 100 percent stock dividend distributed on August 28, 2000, to all shareholders of record on August 14, 2000.

     The financial statements and all financial information included in this report have been restated for all periods presented to reflect the two-for-one stock splits.

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

  (c) Earnings Per Share

     The following information presents the Company's computation of basic and diluted EPS for the periods presented in the consolidated statements of income (in thousands, except per share data):

                                                2000       1999        1998
                                               -------    -------    --------
Net Income...................................  $46,960    $30,300    $  9,364
Basic Net Income per Share:
  Weighted average common shares
     outstanding.............................  119,191    111,418     104,456
  Shares used in computing per share
     amount..................................  119,191    111,418     104,456
                                               -------    -------    --------
  Basic net income per share.................  $  0.39    $  0.27    $   0.09
                                               =======    =======    ========
Diluted Net Income per Share:
  Weighted average common shares
     outstanding.............................  119,191    111,418     104,456
  Dilutive stock options.....................   14,573     14,208      10,348
                                               -------    -------    --------
  Shares used in computing per share
     amount..................................  133,764    125,626     114,804
                                               -------    -------    --------
  Diluted net income per share...............  $  0.35    $  0.24    $   0.08
                                               =======    =======    ========

     Options to purchase approximately 3.9 million, 298,000 and 840,000 shares of common stock for the years ended December 31, 2000, 1999 and 1998, respectively, were outstanding but were not included in the

                              SAPIENT CORPORATION
computations of diluted EPS because the exercise price of the options was greater than the average market price of the Company's common stock for the period reported.

(13) ACQUISITIONS

     On October 25, 2000, the Company consummated an agreement to acquire TLG, a provider of strategy and business consulting services. Upon consummation, the Company invested approximately $2.2 million in cash directly into TLG for a 75% ownership position and agreed to pay $5.0 million to the selling shareholders in July 2001 plus $10.0 million in restricted stock to employees of TLG continuing with the Company. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The $5.0 million payable in July 2001 has been included in the overall purchase price and in the accompanying balance sheet as an acquisition payable. TLG's results of operations are included in the Company's consolidated statement of income from the date of acquisition. The Company will amortize the $10.0 million of restricted Sapient common stock over the vesting period of 4.75 years commencing on October 25, 2000. The total compensation charge in the fourth quarter of 2000 was approximately $351,000. The Company expects this charge to be approximately $527,000 for each of the next eighteen quarters, or $2.1 million annually. Pro forma results combining the Company and TLG are not materially different from the Company's results of operations.

     On August 28, 2000, the Company acquired all of the outstanding common stock of Human Code for approximately $133.1 million in stock and the replacement of existing Human Code stock options, including direct acquisition costs of approximately $1.9 million. The Company issued approximately 1,508,000 shares of the Company's common stock and approximately 471,000 stock options of the Company pursuant to this acquisition. Human Code is a provider of interactive design services for broadband applications. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. Human Code's results of operations are included in the Company's consolidated statement of income from the date of acquisition.

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
                                                              ========

     The excess of purchase price over fair value of net tangible assets acquired was allocated as follows
(in thousands):

Customer contracts..........................................  $    300
Assembled Workforce and employment agreements...............     2,900
Deferred Compensation.......................................    11,185
Developed Technology........................................    13,000
Deferred Income Taxes.......................................    (6,480)
Goodwill....................................................   114,310
                                                              --------
Total.......................................................  $135,215
                                                              ========

                              SAPIENT CORPORATION

     These assets are being amortized on a straight-line basis over lives principally ranging from three to seven years.

     Below are the pro forma results of operations for the Company and Human Code assuming that the acquisition of Human Code occurred at the beginning of each twelve-month period ended December 31, 2000 and 1999.

                                                         2000           1999
                                                      -----------    -----------
                                                      (UNAUDITED)    (UNAUDITED)
                                                      (IN THOUSANDS, EXCEPT PER
                                                             SHARE DATA)
Net revenues........................................   $516,800       $292,198
Net income..........................................   $ 26,641       $  6,207
Basic net income per share..........................   $   0.22       $   0.06
Diluted net income per share........................   $   0.20       $   0.05

     The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had this acquisition been consummated as of January 1, 2000 and January 1, 1999, respectively, nor is it necessarily indicative of future operating results.

     On June 30, 2000, the Company invested $2.0 million directly in HWT, Inc. (HWT, formerly HealthWatch Technologies, L.L.C.) in connection with a reorganization of HWT. As a result of this investment and reorganization, the Company's equity ownership of HWT increased to approximately 55.0% and the Company now controls HWT. Prior to the reorganization, the Company had a less than a 50% non-controlling ownership interest in HWT and accounted for this investment using the equity method of accounting. The consolidated financial statements include the accounts of HWT from the date of this additional investment. The investment and reorganization has been accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. Pro forma results combining the Company and HWT are not materially different from the Company's results of operations.

     On October 8, 1999, the Company acquired substantially all of the assets of E.Lab L.L.C. (E.Lab) for approximately $5.0 million, including acquisition costs of approximately $875,000. The Company issued 176,088 shares of its common stock and assumed certain liabilities of E.Lab, a provider of experience modeling services. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. Intangible assets related to the E.Lab acquisition is comprised of approximately $500,000 for assembled workforce and $5.2 million for goodwill, which represents the excess of the purchase price over the fair value of identifiable assets acquired. These intangible assets are being amortized on a straight-line basis over a period of four to seven years.

     Below are the pro forma results of operations for the Company and E. Lab assuming that the acquisition of E. Lab occurred at the beginning of each twelve-month period ended December 31, 1999 and 1998.

                                                         1999           1998
                                                      -----------    -----------
                                                      (UNAUDITED)    (UNAUDITED)
                                                      (IN THOUSANDS, EXCEPT PER
                                                             SHARE DATA)
Net Revenues........................................   $280,018       $168,557
Net Income..........................................   $ 30,094       $  9,894
Basic net income per share..........................   $   0.27       $   0.09
Diluted net income per share........................   $   0.24       $   0.09

                              SAPIENT CORPORATION

     On March 29, 1999, the Company acquired all of the outstanding capital stock of Adjacency. This acquisition was accomplished through the issuance of 3,162,696 shares of the Company's common stock for all of the outstanding shares of Adjacency, a provider of integrated full service e-business solutions. This acquisition has been accounted for using the pooling of interests method of accounting and the Company's Consolidated Financial Statements have been restated for all periods presented to reflect this acquisition. Costs, which consist primarily of investment banking, accounting and legal fees related to this acquisition approximated $2.3 million and are included in the accompanying consolidated statement of income for the year ended December 31, 1999.

     During the period from January 1, 1996 through March 29, 1999 (the date of the Company's acquisition of Adjacency), Adjacency elected to be treated as an S-Corporation for income tax purposes. Under this election, Adjacency's individual stockholders are deemed to have received a pro rata distribution of taxable income (loss) of Adjacency (whether or not an actual distribution was made), which is included in each stockholder's taxable income. Accordingly, Adjacency did not provide for income taxes during the period from January 1, 1996 through March 29, 1999. Adjacency's S-Corporation tax reporting status was terminated on the date of acquisition. Pro forma net income per share data is presented below to reflect the pro forma decrease to historical income taxes related to Adjacency as if Adjacency was a C-Corporation for tax reporting purposes during those periods.

     The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                                                     1998
                                                                --------------
                                                                 (UNAUDITED)
                                                                (IN THOUSANDS)
Revenues:
  Sapient...................................................       $160,372
  Adjacency.................................................          4,500
                                                                   --------
  Combined..................................................       $164,872
                                                                   ========
Net income (loss):
  Sapient...................................................       $ 13,699
  Adjacency.................................................         (4,335)
                                                                   --------
  Combined..................................................       $  9,364
                                                                   ========

                                                                     1998
                                                                --------------
                                                                (IN THOUSANDS,
                                                                  EXCEPT PER
                                                                 SHARE DATA)
Pro forma data (unaudited):
  Historical income before income taxes.....................       $ 18,024
Provision for income taxes:
  Historical income taxes...................................          8,660
  Pro forma decrease to historical income taxes.............         (1,648)
                                                                   --------
  Pro forma net income......................................       $ 11,012
                                                                   ========
  Pro forma basic net income per share......................       $   0.11
  Pro forma diluted net income per share....................       $   0.10
  Weighted average number of common shares outstanding......        104,456
  Weighted average number of common and common
     equivalent shares outstanding..........................        114,804

                              SAPIENT CORPORATION

     On August 25, 1998, the Company acquired Studio Archetype, Inc. (Studio Archetype) for approximately $25.3 million in stock and cash, including acquisition costs of approximately $2.3 million, pursuant to which the Company issued 1,993,256 shares of the Company's common stock and $250,000 in cash to the former Studio Archetype stockholders. Studio Archetype was a provider of user-centered design services. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values.

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

     The Company allocated values to the acquired in-process research and development projects by identifying significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of Studio Archetype's next-generation enterprise-wide suite of development, scheduling, bug tracking and content management applications. The integrated solution is comprised of the following technologies: content management systems (CMS), an Intranet, an Extranet, an Issues Server and an on-line User Interface Lab (UI
Lab) which together allow developers and clients to access prototypes and trial deliverables that fully integrates user interface tools with client server, advanced database and legacy systems. The CMS, Intranet and Extranet components of the system were released in June 1999. The UI Lab was completed in March 1999 and the Issue Server was completed in September 1999. The integrated solution is a comprehensive enterprise scale system. All components of the in-process R&D project acquired by the Company with the acquisition of Studio Archetype were rolled-out as an integrated, enterprise-wide solution in 2000. At the time of the acquisition, expenditures on these projects were approximately $2.5 million, and estimated costs to complete these projects were expected to total approximately $625,000. The nature of the efforts to develop the acquired in-process technology into commercially viable products and services principally related to the completion of all planning, designing, prototyping, verification, and testing activities that were necessary to establish that the proposed technologies met their design specifications including functional, technical, and economic performance requirements. The efforts to develop the purchased in-process technology also included testing of the technology for compatibility and interoperability with other applications. The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Studio Archetype and its competitors. The Company did not experience any material variations in costs to complete or completion dates from its initial assumptions. Following the acquisition of Studio Archetype, Studio Archetype was fully integrated into the Company's operations, making the isolation of specific revenues attributable to the in-process technologies difficult. However, nothing has occurred to materially change the Company's expectations with respect to the underlying assumptions used in projecting the expected future revenues associated with this in-process R&D. The rates utilized to discount the net cash flows to their present value were based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, discount rates of 25 to 30 percent were utilized for the business enterprise and for the in-process research and development. The Company believes that these discount rates were commensurate with Studio Archetype's stage of development, the uncertainties in the economic estimates described above, the inherent uncertainty surrounding the successful development of the

                              SAPIENT CORPORATION
purchased in-process technology, the useful life of such technology, the profitability levels of such technology, and the uncertainty of future technological advances at that time.

     Other intangible assets of $14.4 million is comprised of approximately $3.8 million for marketing assets, $1.6 million for assembled work force and $9.0 million of goodwill comprising the reputation of Studio Archetype. These assets are being amortized on a straight-line basis over lives ranging from 4 to 7 years.

     Below are the pro forma results of operations for the Company and Studio Archetype, assuming that the acquisition of Studio Archetype occurred at the beginning of the twelve-month period ended December 31, 1998 (in thousands, except per share data).

                                                                 1998
                                                              -----------
                                                              (UNAUDITED)
Net revenues................................................   $174,971
Net income..................................................   $  7,626
Basic net income per share..................................   $   0.07
Diluted net income per share................................   $   0.07

(14) RELATED PARTY TRANSACTIONS

     During 2000, 1999 and 1998, the Company recognized approximately $1.4 million, $3.6 million and $2.2 million, respectively, in net revenues from consulting services provided to related parties in which the Company has non-controlling equity interests. In addition to recognizing revenue for services provided to Sapient S.p.A., the Company reduced general and administrative expenses of approximately $992,000 for start up and administrative services billed to the joint venture. At December 31, 2000 and 1999, the Company had receivables due from these entities of approximately $2.4 and $5.2 million, respectively. In addition, certain members of management of the Company have provided funding to these companies. The Company incurred costs of approximately $863,000 in start up services provided by DI to Sapient KK, of which approximately $155,000 is included in accounts payable at December 31, 2000.

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

                              SAPIENT CORPORATION

(15) QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     The following tables set forth certain unaudited quarterly results of operations of the Company for 2000 and 1999. The quarterly operating results are not necessarily indicative of future results of operations.

                                                  THREE MONTHS ENDED (UNAUDITED)
                                      ------------------------------------------------------
                                      MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                        2000         2000          2000             2000
                                      ---------    --------    -------------    ------------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues............................  $100,334     $125,769      $138,057         $139,179
Operating expenses:
  Project personnel costs...........    48,575       60,321        68,183           72,200
  Selling and marketing.............     7,885        7,769         7,986           10,263
  General and administrative........    25,253       33,753        38,132           38,286
  Amortization of intangible
     assets.........................       884          757         2,935            6,752
  Stock-based compensation..........       110          110           454            1,491
                                      --------     --------      --------         --------
          Total operating
            expenses................    82,707      102,710       117,690          128,992
                                      --------     --------      --------         --------
Income from operations..............    17,627       23,059        20,367           10,187
Other expense.......................        --           --            --           (1,250)
Interest income.....................     2,473        2,768         3,248            3,189
                                      --------     --------      --------         --------
Income before income taxes, net
  equity loss from investees and
  minority interest.................    20,100       25,827        23,615           12,126
Income taxes........................     7,857       10,589        11,536            3,943
                                      --------     --------      --------         --------
Income before net equity loss from
  investees and minority interest...    12,243       15,238        12,079            8,183
Net equity loss from investees......      (353)        (276)          (93)            (156)
Minority interest...................        --           --            --               95
                                      --------     --------      --------         --------
Net income..........................  $ 11,890     $ 14,962      $ 11,986         $  8,122
                                      ========     ========      ========         ========
Basic net income per share..........  $   0.10     $   0.13      $   0.10         $   0.07
                                      ========     ========      ========         ========
Diluted net income per share........  $   0.09     $   0.11      $   0.09         $   0.06
                                      ========     ========      ========         ========

                              SAPIENT CORPORATION

                                                            THREE MONTHS ENDED (UNAUDITED)
                                                  ---------------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                    1999        1999         1999            1999
                                                  ---------   --------   -------------   ------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues........................................   $ 57,793   $ 64,199      $   73,029     $81,823
Operating expenses:
  Project personnel costs.......................     28,334     30,618          35,669      40,017
  Selling and marketing.........................      3,974      5,411           5,927       6,117
  General and administrative....................     14,648     16,219          17,527      20,994
  Amortization of intangible assets.............        569        519             462         734
  Stock-based compensation......................      1,699        110             110         110
  Acquisition costs.............................      2,340         --              --          --
                                                   --------   --------      ----------     -------
     Total operating expenses...................     51,564     52,877          59,695      67,972
                                                   --------   --------      ----------     -------
Income from operations..........................      6,229     11,322          13,334      13,851
Interest income.................................        820        859             970       1,578
                                                   --------   --------      ----------     -------
Income before income taxes and net equity loss
  from investee.................................      7,049     12,181          14,304      15,429
Income taxes....................................      2,770      4,495           5,436       5,805
                                                   --------   --------      ----------     -------
Income before net equity loss from investee.....      4,279      7,686           8,868       9,624
Net equity loss from investee...................         --         --              --        (157)
                                                   --------   --------      ----------     -------
Net income......................................   $  4,279   $  7,686      $    8,868     $ 9,467
                                                   ========   ========      ==========     =======
Basic net income per share......................   $   0.04   $   0.07      $     0.08     $  0.09
                                                   ========   ========      ==========     =======
Diluted net income per share....................   $   0.03   $   0.06      $     0.07     $  0.07
                                                   ========   ========      ==========     =======

(16) SUBSEQUENT EVENT (UNAUDITED)

     On March 2, 2001, the Company announced that it was taking major cost-related steps to reinforce its position in an increasingly challenging economic environment. The Company reduced its total workforce by 720 people. The Company expects to take a restructuring charge in the first quarter of 2001 of approximately $35.0 to $40.0 million, which will consist of severance and related expenses from the reduction in workforce, and other charges related to the Sydney office closing and office space consolidation elsewhere.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
Sapient Corporation:

     Our audits of the consolidated financial statements referred to in our report dated January 25, 2001 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein for the years ended December 31, 2000 and 1999 when read in conjunction with the related consolidated financial statements.

                                          PricewaterhouseCoopers LLP

Boston, Massachusetts
January 25, 2001

                       REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors
Sapient Corporation:

     Under the date of April 16, 1999, we reported on the consolidated balance sheet (not shown separately therein)of Sapient Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, which are included in the Form 10-K for the year ended December 31, 2000. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in Item 14(a) in the Form 10-K as of and for the year ended December 31, 1998. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Boston, Massachusetts
April 16, 1999

                              SAPIENT CORPORATION

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                               BALANCE AT                  OTHER                    BALANCE AT
                                               BEGINNING    CHARGE TO   ADDITIONS TO                   END
       ALLOWANCE FOR DOUBTFUL ACCOUNTS          OF YEAR      EXPENSE     ALLOWANCES    WRITE-OFFS    OF YEAR
---------------------------------------------  ----------   ---------   ------------   ----------   ----------
December 31, 1998............................    $  350      $  200          $--        $    --       $  550
                                                 ======      ======          ==         =======       ======
December 31, 1999............................    $  550      $1,246          $--        $  (550)      $1,246
                                                 ======      ======          ==         =======       ======
December 31, 2000............................    $1,246      $6,347          $--        $(2,160)      $5,433
                                                 ======      ======          ==         =======       ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  A. Directors and Compliance with section 16(a) of the Exchange Act

     The response to this Item regarding the directors of the Company and compliance with Section 16(a) of the Exchange Act by the Company's officers and directors will be contained in the Proxy Statement for the 2001 Annual Meeting of Shareholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein.

  B. Executive Officers of the Company

     The response to this Item is contained in Part I, after Item 4.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this Item will be contained in the Proxy Statement for the 2001 Annual Meeting of Shareholders under the captions "Director Compensation" and "Compensation of Executive Officers" and is incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this Item will be contained in the Proxy Statement for the 2001 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this Item will be contained in the Proxy Statement for the 2001 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  14(a)(1) Financial Statements

     The Consolidated Financial Statements filed as part of this report are listed and indexed on page 26. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

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

  14(b) Reports on Form 8-K

     On November 17, 2000, the Company filed a Current Report on Form 8-K with the SEC to update the Company's Registration Statements on Form S-3 to reflect the change in share numbers resulting from the two-for-one stock split effected on August 28, 2000.

     On November 13, 2000, the Company filed a Current Report on Form 8-K/A with the SEC which attached as exhibits financial statements and pro forma financial information relating to the Company's acquisition of Human Code, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SAPIENT CORPORATION

                                          By:    /s/ JERRY A. GREENBERG
                                            ------------------------------------
                                                     JERRY A. GREENBERG
                                                      CO-CHAIRMAN AND
                                                 CO-CHIEF EXECUTIVE OFFICER

Dated: March 22, 2001

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

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----

PRINCIPAL EXECUTIVE OFFICERS:

              /s/ JERRY A. GREENBERG                 Co-Chairman and Co-Chief           March 22, 2001
---------------------------------------------------    Executive Officer
                    JERRY A. GREENBERG

                /s/ J. STUART MOORE                  Co-Chairman and Co-Chief           March 22, 2001
---------------------------------------------------    Executive Officer
                      J. STUART MOORE

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

             /s/ EDWARD G. GOLDFINGER                Chief Financial Officer and        March 22, 2001
---------------------------------------------------    Treasurer
                   EDWARD G. GOLDFINGER

DIRECTORS:

              /s/ JERRY A. GREENBERG                                                    March 22, 2001
---------------------------------------------------
                    JERRY A. GREENBERG

                /s/ J. STUART MOORE                                                     March 22, 2001
---------------------------------------------------
                      J. STUART MOORE

              /s/ R. STEPHEN CHEHEYL                                                    March 22, 2001
---------------------------------------------------
                    R. STEPHEN CHEHEYL

            /s/ DARIUS W. GASKINS, JR.                                                  March 22, 2001
---------------------------------------------------
                  DARIUS W. GASKINS, JR.

                /s/ BRUCE D. PARKER                                                     March 22, 2001
---------------------------------------------------
                      BRUCE D. PARKER

                /s/ CARL S. SLOANE                                                      March 22, 2001
---------------------------------------------------
                      CARL S. SLOANE

                 /s/ JURGEN WEBER                                                       March 22, 2001
---------------------------------------------------
                       JURGEN WEBER

                                 EXHIBIT INDEX

 EXHIBIT NO.                            DESCRIPTION
 -----------                            -----------
     3.1+       Amended and Restated Certificate of Incorporation
     3.2+++     Certificate of Amendment of the Amended and Restated
                Certificate of Incorporation
     3.3**      Second Certificate of Amendment of the Amended and Restated
                Certificate of Incorporation
     3.4+       Amended and Restated Bylaws
     4.1+       Specimen Certificate for Shares of Common Stock, $.01 par
                value, of the Company
   10.1(a)+     Lease dated March 30, 1994 between the Company and One
                Memorial Drive Limited Partnership for offices at One
                Memorial Drive, Cambridge, MA
   10.1(b)++    Second Amendment to Lease dated April 1997 for offices at
                One Memorial Drive, Cambridge, MA
   10.2++++     Agreement and Plan of Merger by and among Sapient
                Corporation, Houston Acquisition Corp. and Human Code, Inc.
                dated August 9, 2000
   10.3*+       1992 Stock Plan
   10.4*+       1996 Equity Stock Incentive Plan
   10.5*+       1996 Director Stock Option Plan
   10.6*+++     1998 Stock Incentive Plan
(1)10.7***      2000 Performance Bonus Incentive Plan
   10.8**       Revolving Loan Facility with Fleet Boston, N.A., dated June
                30, 2000
   10.9+++++    Letter Agreement between Sapient Corporation and Bruce D.
                Parker dated November 15, 1999
   10.10**      Letter Agreement between Sapient Corporation and Edward G.
                Goldfinger dated November 15, 1999
   10.11**      Letter Agreement between Sapient Corporation and Merle
                Sprinzen dated January 25, 2000
   21**         List of Subsidiaries
   23.1(a)**    Consent of PricewaterhouseCoopers LLP
   23.1(b)**    Consent of KPMG LLP

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

    + Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-1586).

   ++ Incorporated herein by reference to the Company's Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 000-28074)

  +++ Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-28074)

 ++++ Incorporated herein by reference to the Company's Form 8-K dated August
      17, 2000 (File No. 000-28074)

+++++ Incorporated herein by reference to the Company's Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 000-28074)

  (1) Confidential treatment requested as to certain portions.