Form 10-K/A
period 2000-12-31
SAPIENT CORP
filed 2001-04-30
CIK 1008817

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Part III of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2000 is hereby amended and restated in its entirety as follows:

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  A. Directors and Compliance with section 16(a) of the Exchange Act

                                                    Principal Occupation, Other Business
                                 Director           Experience During Past Five Years and
          Name             Age    Since                      Other Directorships
          ----             ---   --------           -------------------------------------
NOMINEES FOR TERMS EXPIRING IN 2004 (CLASS II DIRECTORS)
Darius W. Gaskins, Jr....  61      1995     Mr. Gaskins has been a director of the Company since
                                            September 1995. Mr. Gaskins is a founding partner of
                                            Norbridge, Inc., formerly Carlisle, Fagan, Gaskins &
                                            Wise, Inc., a management consulting firm. Since 1991,
                                            Mr. Gaskins has also been a partner of High Street
                                            Associates, Inc., which owns and manages a specialty
                                            chemical company. Mr. Gaskins is also a director of
                                            Anacomp Inc., Northwestern Steel and Wire Company and
                                            RH Donnelley Corporation.
J. Stuart Moore..........  39      1991     Mr. Moore co-founded the Company in 1991 and has
                                            served as Co-Chairman of the Board of Directors and
                                            Co-Chief Executive Officer of the Company since its
                                            inception.
Jurgen Weber.............  59      2000     Mr. Weber has been a director of the Company since
                                            October 2000. Since 1991, Mr. Weber has served as the
                                            Chairman and Chief Executive Officer of Deutsche
                                            Lufthansa AG.
DIRECTORS WHOSE TERMS EXPIRE IN 2002 (CLASS III DIRECTORS)
R. Stephen Cheheyl.......  55      1996     Mr. Cheheyl has been a director of the Company since
                                            January 1996. Since his retirement in December 1995,
                                            Mr. Cheheyl has been a private investor and
                                            independent consultant. From October 1994 until
                                            December 1995, Mr. Cheheyl served as an Executive
                                            Vice President of Bay Networks, Inc., a manufacturer
                                            of computer networking products, which was formed
                                            through the merger of Wellfleet Communications, Inc.
                                            and Synoptics Communications, Inc. Mr. Cheheyl is
                                            also a director of MCMS, Inc.
Carl S. Sloane...........  64      1995     Mr. Sloane has been a director of the Company since
                                            September 1995. Mr. Sloane is the Ernest L. Arbuckle
                                            Professor of Business Administration, Emeritus, at
                                            Harvard University's Graduate School of Business
                                            Administration, where he served as a member of the
                                            faculty since 1991. Mr. Sloane is also an independent
                                            consultant and Deputy Chairman of Andell, Inc., a
                                            private investment company. Mr. Sloane is a director
                                            of Ionics, Inc., The Pittston Company and Rayonier,
                                            Inc.
DIRECTORS WHOSE TERMS EXPIRE IN 2003 (CLASS I DIRECTORS)
Jerry A. Greenberg.......  35      1991     Mr. Greenberg co-founded the Company in 1991 and has
                                            served as Co-Chairman of the Board of Directors and
                                            Co-Chief Executive Officer of the Company since its
                                            inception.
Bruce D. Parker..........  53      1995     Mr. Parker has been a director of the Company since
                                            September 1995. Mr. Parker became an Executive Vice
                                            President of the Company in December 1999. Mr. Parker
                                            served as Senior Vice President and Chief Information
                                            Officer at United Airlines, Inc. from December 1997
                                            until December 1999. From September 1994 to December
                                            1997, Mr. Parker was Senior Vice
                                            President -- Management Information Systems and Chief
                                            Information Officer at Ryder System Inc., a
                                            transportation company.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Based solely on a review of reports submitted, and representations made, to the Company, the Company believes that during 2000 its executive officers, directors and holders of more than 10% of the Common Stock complied with all Section 16(a) filing requirements, other than a stock option granted to Mr. Parker in December 1999, which was reported on a Form 5 for the calendar year 2000.

  B. Executive Officers of the Company

     The response to this Item is contained in Part I, after Item 4.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     Each non-employee director is paid $3,000 for attendance in person at each meeting of the Board of Directors of the Company (the "Board") and $750 for attendance in person at any committee meeting that is not held on the same day as a Board meeting. If a director participates by telephone, rather than in person, one-half of such amount is paid, in each case. In addition, each non-employee director is reimbursed for expenses incurred in connection with attending meetings. Directors receive no other cash compensation for serving as directors.

     On May 23, 2000, each of Messrs. Cheheyl, Gaskins and Sloane was granted a stock option under the Company's 1998 Stock Incentive Plan to acquire 10,000 shares of Common Stock at an exercise price of $44.4375 per share, which was the fair market value of the Common Stock on such date. These options vest in three equal annual installments starting on the first anniversary of the date of grant.

     In February 1996, the Board adopted and the stockholders approved the 1996 Director Stock Option Plan (the "Director Plan"), pursuant to which each new non-employee director subsequently elected to the Board of Directors will be granted, upon his or her initial election, an option to purchase 40,000 shares of Common Stock. All options granted under the Director Plan will have an exercise price equal to the fair market value of the Common Stock on the date of grant, will vest over a four-year period (provided the option holder continues to serve as a director of the Company) and will expire ten years from the date of grant (subject to earlier termination in the event the optionee ceases to serve as a director of the Company). On October 18, 2000, Mr. Weber was granted a stock option under the Director Plan to acquire 40,000 shares of Common Stock at $37.125 per share, which was the fair market value of the Common Stock on such date. No other options have been granted under the Director Plan, which provides for the issuance of a maximum of 240,000 shares.

COMPENSATION OF EXECUTIVE OFFICERS

                           SUMMARY COMPENSATION TABLE

     The following table sets forth certain information with respect to the compensation paid in each of the last three fiscal years to the Named Executive Officers (as defined in Item 12 below).

                                                                         LONG-TERM
                                                                        COMPENSATION
                                                                           AWARDS
                                                                        ------------
                                                      ANNUAL             NUMBER OF
                                                  COMPENSATION(1)          SHARES
                                               ---------------------     UNDERLYING      ALL OTHER
              NAME AND                          SALARY       BONUS         STOCK        COMPENSATION
         PRINCIPAL POSITION            YEAR       ($)         ($)        OPTIONS(2)        ($)(3)
         ------------------            ----    ---------    --------    ------------    ------------
Jerry A. Greenberg...................  2000      50,000           0             0           1,094
  Co-Chairman of the Board and         1999      50,000           0             0             898
  Co-Chief Executive Officer           1998      50,000      69,693             0           1,250
J. Stuart Moore......................  2000      50,000           0             0           1,094
  Co-Chairman of the Board and         1999      50,000           0             0             938
  Co-Chief Executive Officer           1998      50,000      69,693             0           1,250
Bruce D. Parker(4)...................  2000     325,000      95,833       100,296           1,016
  Executive Vice President             1999      12,500     450,000       154,000           1,250
Edward G. Goldfinger(4)..............  2000     200,000      59,821        90,292               0
  Chief Financial Officer              1999      18,205           0       110,000               0
Paul DiGiammarino(4).................  2000     175,000      39,881        63,208           1,146
  Executive Vice President             1999     175,000      58,516        90,000           1,148
                                       1998      33,333      25,000       180,000               0
Merle Sprinzen(4)....................  2000     173,672      89,631        40,000           1,086
  Chief Marketing Officer

---------------
(1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or ten percent of the total annual salary and bonus for the Named Executive Officer for such year.

(2) Messrs. Greenberg and Moore do not participate in the Company's stock plans, due to the significant equity ownership that each of them holds in the Company. The Company has never granted any stock appreciation rights.

(3) Amounts shown in this column represent the Company's matching contributions under the Company's 401(k) Plan.

(4) Mr. Parker joined the Company as Executive Vice President in December 1999. Mr. Goldfinger joined the Company in November 1999 and was appointed Chief Financial Officer of the Company in January 2000. Mr. DiGiammarino joined the Company as a Senior Vice President in August 1998 and was appointed an Executive Vice President in May 2000. Ms. Sprinzen was employed by the Company as Chief Marketing Officer from February 2000 until April 2001.

     Each Named Executive Officer has executed an agreement which prohibits him or her from competing with the Company for a period of 12 months following termination of such officer's employment with the Company.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information regarding options granted by the Company during the fiscal year ended December 31, 2000 to the Named Executive Officers.

                                           INDIVIDUAL GRANTS
                            ------------------------------------------------
                                         PERCENT OF
                                           TOTAL                               POTENTIAL REALIZABLE VALUE AT
                            NUMBER OF     OPTIONS                                 ASSUMED ANNUAL RATES OF
                            SECURITIES   GRANTED TO   EXERCISE                 STOCK PRICE APPRECIATION FOR
                            UNDERLYING   EMPLOYEES     OR BASE                        OPTION TERM(3)
                             OPTIONS     IN FISCAL      PRICE     EXPIRATION   -----------------------------
           NAME             GRANTED(1)      YEAR      ($/SH)(2)      DATE          5%($)          10%($)
           ----             ----------   ----------   ---------   ----------   -------------   -------------
Jerry A. Greenberg(4).....        --        --             --            --             --              --
J. Stuart Moore(4)........        --        --             --            --             --              --
Bruce D. Parker...........       296         *          35.75      02/28/10          2,924          16,865
                             100,000         *          36.50      02/23/10      1,008,427       5,817,159
Edward G. Goldfinger......       292         *          35.75      02/28/10          2,884          16,637
                              90,000         *          30.06      04/17/10        747,452       4,311,710
Paul DiGiammarino.........     3,208         *          35.75      02/28/10         31,686         182,780
                              60,000         *          47.75      01/10/10        791,546       4,566,071
Merle Sprinzen............    40,000         *          36.59      02/28/10        404,366       2,332,601

---------------
 *  Less than .01%

(1) Represents options granted pursuant to the Company's 1998 Stock Incentive Plan. All of the options vest in four equal annual installments of 25 percent, beginning on the first anniversary of the first day of the month following the date of grant, except that the options granted to Messrs. Parker, Goldfinger and DiGiammarino for 296, 292 and 3,208 shares, respectively, vest 50 percent after three months and an additional 50 percent after six months.

(2) The exercise price is equal to the fair market value of the Company's Common Stock on the date of grant.

(3) Potential realizable value is based on an assumption that the market price of the stock will appreciate at the stated rate, compounded annually, from the date of grant until the end of the ten-year term. These values are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate or projection of future stock prices. Actual gains, if any, on stock option exercises will depend on the future performance of the Company's Common Stock, the optionholder's continued employment through the option period and the date on which the options are exercised.

(4) Messrs. Greenberg and Moore do not participate in the Company's stock option plans, due to the significant equity ownership that each of them holds in the Company.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

     The following table summarizes, for each of the Named Executive Officers, the number of shares acquired on exercise of options during the fiscal year ended December 31, 2000, the aggregate dollar value realized upon such exercise and the number and value of unexercised options held by such officers on December 31, 2000.

                                                                   NUMBER OF SHARES    VALUE OF UNEXERCISED
                                                                      UNDERLYING           IN-THE-MONEY
                                                                     UNEXERCISED              OPTIONS
                                          NUMBER OF                    OPTIONS          AT FISCAL YEAR-END
                                           SHARES       VALUE     AT FISCAL YEAR-END       (EXERCISABLE/
                                         ACQUIRED ON   REALIZED     (EXERCISABLE/         UNEXERCISABLE)
                 NAME                     EXERCISE      ($)(1)      UNEXERCISABLE)            ($)(2)
                 ----                    -----------   --------   ------------------   ---------------------
Jerry A. Greenberg(3)..................        --            --        --/       --           --/        --
J. Stuart Moore(3).....................        --            --        --/       --           --/        --
Bruce D. Parker........................        --            --    57,296/  261,000      506,374/    28,125
Edward G. Goldfinger...................        --            --    27,792/   82,500            0/         0
Paul DiGiammarino......................     5,000       188,484    88,208/  245,000      150,536/   180,144
Merle Sprinzen.........................        --            --         0/   40,000            0/         0

---------------
(1) Represents the difference between the exercise price and the fair market value of the Common Stock on the date of exercise.

(2) Represents the difference between the last reported sale price per share ($11.9375) of the Common Stock on December 29, 2000, as reported on the Nasdaq National Market, and the exercise price.

(3) Messrs. Greenberg and Moore do not participate in the Company's stock option plans, due to the significant equity ownership that each of them holds in the Company.

CHANGE OF CONTROL ARRANGEMENTS

     In July 1998, the Company entered into an agreement with Mr. DiGiammarino in connection with his employment by the Company. The agreement provides for the acceleration of options held by Mr. DiGiammarino and certain payments to be made by the Company to Mr. DiGiammarino in the event of a change in control of the Company or termination of Mr. DiGiammarino's employment without cause. In the event of (i) a change in control of the Company that results in the termination of Mr. DiGiammarino's employment without cause within three years following the change in control or (ii) absent a change of control, the termination of Mr. DiGiammarino's employment without cause within three years from the commencement of his employment, then all outstanding stock options held by Mr. DiGiammarino will continue to vest until the second vesting date following the date of termination, in the case of a change of control, or until the first vesting date following the date of termination, in the case of termination without cause, and, in either case, the Company will pay Mr. DiGiammarino a lump sum amount equal to his then annual base salary and target bonus. If the Company terminates Mr. DiGiammarino's employment without cause three years or more from the commencement of his employment, the Company will pay Mr. DiGiammarino a lump sum amount equal to one-half of his then annual base salary.

     In November 1999, the Company entered into an agreement with Mr. Goldfinger in connection with his employment by the Company. The agreement provides for the acceleration of options held by Mr. Goldfinger and certain payments to be made by the Company to Mr. Goldfinger in the event of a change in control of the Company or termination of Mr. Goldfinger's employment without cause. In the event of (i) a change in control of the Company that results in the termination of Mr. Goldfinger's employment without cause within three years following the change in control or (ii) absent a change of control, the termination of Mr. Goldfinger's employment without cause within three years from the commencement of his employment, then all outstanding stock options held by Mr. Goldfinger will continue to vest for an additional 12 months and the Company will pay Mr. Goldfinger a lump sum amount equal to his then annual base salary. If the Company terminates Mr. Goldfinger's employment without cause three years or more from the commencement of his employment, the Company will pay Mr. Goldfinger a lump sum amount equal to one-half of his then annual base salary.

     In November 1999, the Company entered into an agreement with Mr. Parker in connection with his employment by the Company. The agreement provides for the acceleration of options held by Mr. Parker and certain payments to be made by the Company to Mr. Parker in the event of a change in control of the Company or termination of Mr. Parker's employment without cause. In the event of certain unsolicited changes in control of the Company, (i) all outstanding stock options held by Mr. Parker will vest immediately and (ii) the Company will pay Mr. Parker a lump sum amount equal to three times his then annual base salary and target bonus. In the event of certain solicited changes in control of the Company, the vesting of Mr. Parker's stock options will accelerate by 24 months. For 24 months following a solicited or unsolicited change in control of the Company, if Mr. Parker's employment is terminated without cause or if he resigns for certain stated reasons, (i) all outstanding stock options held by Mr. Parker will immediately vest and (ii) the Company will pay Mr. Parker a lump sum amount equal to two times his then annual base salary and target bonus. Absent a change of control, if the Company terminates Mr. Parker's employment without cause, then the vesting of Mr. Parker's stock options will accelerate by 24 months, and if Mr. Greenberg is then the Co-Chief Executive Officer of the Company, the Company will pay Mr. Parker a lump sum amount equal to his then annual base salary and target bonus, but if Mr. Greenberg is not then the Co-Chief Executive Officer of the Company, the Company will pay Mr. Parker a lump sum amount equal to two times his then annual base salary and target bonus. All stock options held by Mr. Parker immediately vest upon his retirement following age 60.

     In January 2000, the Company entered into an agreement with Ms. Sprinzen in connection with her employment by the Company. The agreement provides for the acceleration of options held by Ms. Sprinzen and certain payments to be made by the Company to Ms. Sprinzen in the event of a change in control of the Company or termination of Ms. Sprinzen's employment without cause. In the event of (i) a change in control of the Company that results in the termination of Ms. Sprinzen's employment without cause within three years following the change in control or (ii) absent a change of control, the termination of Ms. Sprinzen's employment without cause within five years from the commencement of her employment, then all outstanding stock options held by Ms. Sprinzen will continue to vest for an additional 12 months and the Company will pay Ms. Sprinzen a lump sum amount equal to her then annual base salary and target bonus. If the Company terminates Ms. Sprinzen's employment without cause five years or more from the commencement of her employment, the Company will pay Ms. Sprinzen a lump sum amount equal to her then annual base salary and target bonus. In connection with the cessation of Ms. Sprinzen's employment in April 2001, the Company paid Ms. Sprinzen a lump sum amount equal to her current annual base salary and target bonus, and all outstanding stock options held by Ms. Sprinzen will continue to vest until April 2002.

     In October 2000, Mr. Weber was granted an option to purchase 40,000 shares of Common Stock under the Company's 1996 Director Stock Option Plan. Under the terms of the applicable stock option agreement between the Company and Mr. Weber, the option will immediately vest in full upon a change in control of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of April 1, 2001, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee for director of the Company, (iii) Jerry A. Greenberg and J. Stuart Moore, the Co-Chief Executive Officers of the Company, and the four other executive officers listed in the Summary Compensation Table set forth under the caption "Compensation of Executive Officers" below (the "Named Executive Officers") and (iv) the directors and executive officers of the Company as a group. As of April 1, 2001, there were 122,614,278 shares of Common Stock outstanding.

                                                      AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)
                                                --------------------------------------------------------
                                                                 NUMBER OF
                                                                  OPTIONS
                                                 NUMBER OF     EXERCISABLE BY                 PERCENT OF
               BENEFICIAL OWNER                 SHARES OWNED    MAY 31, 2001      TOTAL         CLASS
               ----------------                 ------------   --------------   ----------    ----------
5% STOCKHOLDERS
Jerry A. Greenberg............................   21,156,281(2)           0      21,156,281(2)   17.25%
  Co-Chief Executive Officer
  c/o Sapient Corporation
  One Memorial Drive
  Cambridge, Massachusetts 02142
J. Stuart Moore...............................   20,394,314(3)           0      20,394,314(3)   16.63%
  Co-Chief Executive Officer
  c/o Sapient Corporation
  One Memorial Drive
  Cambridge, Massachusetts 02142
NON-EMPLOYEE DIRECTORS
R. Stephen Cheheyl............................       44,000         17,000          61,000          *
Darius W. Gaskins, Jr.........................       20,400         37,000          57,400          *
Carl S. Sloane................................       10,400         21,800          32,200          *
Jurgen Weber..................................            0              0               0          0%
OTHER NAMED EXECUTIVE OFFICERS
Bruce D. Parker...............................       10,777        119,796         130,573          *
Edward G. Goldfinger..........................          900         45,792          46,692          *
Merle Sprinzen................................          396         10,000          10,396          *
Paul DiGiammarino.............................          396        135,708         136,104          *
All executive officers and directors, as a
  group (13 persons)..........................   42,714,102      1,096,631      43,810,733      35.73%

---------------
 *  Less than 1%

(1) Each stockholder possesses sole voting and investment power with respect to the shares listed, except as otherwise noted.

(2) Includes 2,130,030 shares held by the Jerry A. Greenberg Remainder Trust-1996, 6,186,070 shares held by the Jerry A. Greenberg Eight-Year Qualified Annuity Trust-1996 and 599,727 shares held by the Jerry A. Greenberg Charitable Lead Annuity Trust-2000, of which trusts Mr. Greenberg is a co-trustee and over which shares Mr. Greenberg shares voting and/or investment control.

(3) Includes (i) 7,314,138 shares held by the J. Stuart Moore Eight-Year Qualified Annuity Trust-1996, of which Mr. Moore is the sole trustee and over which Mr. Moore has sole voting and investment control, (ii) 2,606,044 shares held by the J. Stuart Moore Remainder Trust, of which Mr. Moore is a co-trustee and over which shares Mr. Moore shares investment control, (iii) 62,706 shares held by the J. Stuart Moore Irrevocable Trust, of which Mr. Moore's wife is a co-trustee and over which shares Mr. Moore's wife shares voting and investment control and (iv) 1,074,910 shares held by the J. Stuart Moore Gift Trust of 1995, over which shares Mr. Moore does not have voting or investment control, but in which shares Mr. Moore's children have a beneficial interest. Mr. Moore disclaims beneficial ownership of the shares held by the trusts except to the extent of his proportionate pecuniary interest therein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On July 2, 2000, the Company invested $2.0 million in HWT, Inc. (formerly known as HealthWatch Technologies, LLC) ("HWT"). HWT was created by the Company and others in 1998 for the purpose of performing Medicaid fraud, abuse and overpayment detection and collection services to state governments. HWT was created after the Company's Board of Directors determined that it would not be in the Company's best interest to directly provide such detection and collection services. Prior to this investment in July 2000, the Company owned approximately 44% of the outstanding equity interests of HWT, and certain affiliates of the Company owned approximately 12% of the outstanding equity interests of HWT. In addition, Messrs. Greenberg and Moore had loaned HWT approximately $2.4 million. After the July 2000 investment, the Company owned approximately 56% of the outstanding equity interests of HWT, and certain affiliates of the Company owned approximately 20.7% of the outstanding equity interests of HWT. The loans outstanding to Messrs. Greenberg and Moore, together with accrued interest at an annual rate of 8%, were converted into additional equity interests of HWT at the time of the Company's July 2000 investment.

     During 2000, the Company performed services for Sperry & Hutchinson Company, Inc. ("S&H"). Mr. Moore and members of his family own approximately 26% of the outstanding capital stock of S&H. Mr. Moore has also loaned approximately $2.0 million to S&H pursuant to a secured promissory note which bears interest at 5.18% per year. Certain other affiliates of the Company own approximately 1.4% of the outstanding capital stock of S&H. The Company's services involved the formulation and development of a business and web strategy for implementing a multi-channel customer loyalty program. The Company also provided creative and technical design, implementation and integration services for a website relating to the customer loyalty program. The Company's fees for the services it performed during 2000 were approximately $7.4 million, which have been paid in full by S&H, and were based on the Company's standard rates as determined on an arm's-length basis.

     On January 31, 2000, the Company entered into a strategic relationship with a client which included, among other things, the Company becoming a preferred supplier to that client and its numerous affiliated entities. As part of the relationship, Messrs. Greenberg and Moore each issued a $10.0 million convertible note to the client. Messrs. Greenberg and Moore entered into the convertible notes after the Company's Board of Directors determined that it would not be in the Company's best interest to directly enter into such a transaction. The notes are convertible into shares of the Company's Common Stock owned by Messrs. Greenberg and Moore at a conversion rate equal to the closing price of the Company's Common Stock as of the close of business on the date the convertible notes were executed. The client's ability to convert the notes is subject to certain vesting restrictions, based on the client's payment of certain levels of consulting revenues within prescribed timeframes. The notes cannot be converted before May 15, 2002. The Company's fees for services it performed for this client during 2000 were approximately $2.1 million, which have been paid in full by the client, and were based on the Company's standard rates as determined on an arm's-length basis.

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

Dated: April 30, 2001