Form 10-Q
period 2001-03-31
SAPIENT CORP
filed 2001-05-10
CIK 1008817

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission File Number: 0-28074

SAPIENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3130648 (I.R.S. Employer Identification No.)

One Memorial Drive, Cambridge, MA (Address of principal executive offices)	02142 (Zip Code)

617-621-0200

(Registrant’s telephone number, including area code)

N/ A

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

  Yes                  No

      As of May 7, 2001, there were 122,913,535 shares of Common Stock, $.01 par value, outstanding.

SAPIENT CORPORATION CONSOLIDATED BALANCE SHEETS
SAPIENT CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
SAPIENT CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
SAPIENT CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SAPIENT CORPORATION MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 2. Changes in Securities and Use of Proceeds.
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES

SAPIENT CORPORATION

INDEX

		Page
		Number

Part I. Financial Information

Item 1.	Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000	2

	Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and 2000	3

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000	4

	Notes to Consolidated Financial Statements	5-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Part II. Other Information

Item 2.	Changes in Securities and Use of Proceeds	15

Item 6.	Exhibits and Reports on Form 8-K	15

Signatures		16

SAPIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	December 31,
	2001	2000

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$84,964	$97,583

Short-term investments	176,708	182,991

Accounts receivable, less allowance for doubtful accounts of $3,818 and $5,433, respectively	75,506	83,403

Unbilled revenues on contracts	8,031	7,154

Income tax receivable	7,745	—

Deferred income taxes	8,167	8,167

Prepaid expenses and other current assets	10,395	11,634

Total current assets	371,516	390,932

Property and equipment, net	58,238	56,672

Intangible assets	138,088	144,956

Other assets	12,129	11,594

Total assets	$579,971	$604,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$4,123	$2,100

Accrued expenses	12,621	12,122

Acquisition payable	6,085	5,573

Accrued restructuring costs	20,593	—

Accrued compensation	13,623	23,358

Accrued income taxes payable	—	10,992

Deferred revenues on contracts	15,247	18,320

Total current liabilities	72,292	72,465

Accrued restructuring costs	14,650	—

Deferred income taxes	451	451

Other long term liabilities	4,577	4,930

Total liabilities	91,970	77,846

Minority interest	907	908

Stockholders’ equity:

Preferred stock, par value $.01 per share, 5,000,000 authorized and none outstanding at March 31, 2001 and December 31, 2000.	—	—

Common stock, par value $.01 per share, voting, 200,000,000 shares authorized, 122,566,178 and 121,373,675 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	1,226	1,214

Additional paid-in capital	430,004	423,935

Deferred compensation	(5,983)	(10,058)

Accumulated other comprehensive loss	(1,071)	(862)

Retained earnings	62,918	111,171

Total stockholders’ equity	487,094	525,400

Total liabilities and stockholders’ equity	$579,971	$604,154

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended

	March 31,	March 31,
	2001	2000

	(Unaudited)

Revenues	$109,141	$100,334

Operating expenses:

Project personnel costs (exclusive of stock-based compensation of $1,029 and $101 for the three months ended March 31, 2001 and 2000, respectively)	74,409	48,575

Selling and marketing (exclusive of stock-based compensation of $70 and $0 for the three months ended March 31, 2001 and 2000, respectively)	7,516	7,885

General and administrative (exclusive of stock-based compensation of $402 and $9 for the three months ended March 31, 2001 and 2000, respectively)	39,618	25,253

Restructuring and other related charges	47,342	—

Amortization of intangible assets	6,593	884

Stock-based compensation	1,501	110

Total operating expenses	176,979	82,707

Income (loss) from operations	(67,838)	17,627

Gain on equity investment change in interest	1,407	—

Other expense	(2,357)	—

Interest income	3,022	2,473

Income (loss) before income taxes, net equity loss from investees and minority interest	(65,766)	20,100

Income taxes	(17,622)	7,857

Income (loss) before net equity loss from investees and minority interest	(48,144)	12,243

Net equity loss from investees	(110)	(353)

Minority interest	1	—

Net income (loss)	$(48,253)	$11,890

Basic net income (loss) per share	$(0.39)	$0.10

Diluted net income (loss) per share	$(0.39)	$0.09

Weighted average common shares	122,278	116,208

Weighted average common share equivalents	—	16,832

Weighted average common shares and common share equivalents	122,278	133,040

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended

	March 31,	March 31,
	2001	2000

	(Unaudited)

Cash flows from operating activities:

Net income (loss)	$(48,253)	$11,890

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Loss recognized on write-down of investments	2,357	—

Gain on equity investment change in interest	(1,407)	—

Depreciation and amortization	5,047	2,238

Amortization of intangible assets	6,593	884

Stock-based compensation	1,501	110

Equity received for services rendered	(106)	—

Non-cash restructuring charges	6,177	—

Net equity loss from investees	110	353

Minority interest in net loss of consolidated subsidiary	(1)	—

Changes in assets and liabilities:

Decrease (increase) in accounts receivable	4,940	(2,747)

Increase in unbilled revenues on contracts	(877)	(2,299)

Decrease (increase) in prepaid expenses and other current assets	1,239	(2,487)

Decrease in other assets	200	33

Increase (decrease) in accounts payable	2,023	(117)

Increase in accrued expenses	31,910	2,773

(Decrease) increase in accrued compensation	(9,735)	2,979

(Decrease) increase in income taxes payable	(17,862)	7,224

(Decrease) increase in deferred revenues on contracts	(91)	2,688

(Decrease) increase in other long term liabilities	(1,758)	357

Net cash provided by (used in) operating activities	(17,993)	23,879

Cash flows from investing activities:

Purchases of property and equipment	(8,722)	(10,272)

Investments in and advances to affiliates	(962)	(268)

Long term investments	—	(1,060)

Maturities of short term investments	6,752	8,148

Net cash used in investing activities	(2,932)	(3,452)

Cash flows from financing activities:

Repayments from stockholders for notes receivable	—	71

Proceeds from stock option and purchase plans	8,306	11,448

Net cash provided by financing activities	8,306	11,519

(Decrease) increase in cash and cash equivalents	(12,619)	31,946

Cash and cash equivalents, at beginning of period	97,583	51,582

Cash and cash equivalents, at end of period	$84,964	$83,528

Schedule of non-cash operating activities:

Tax benefit of disqualifying dispositions of stock options	$875	$4,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company’s Annual Report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

      On October 25, 2000, the Company consummated an agreement to acquire The Launch Group Aktiengesellschaft (TLG). Upon consummation, the Company invested approximately $2.2 million in cash directly into TLG for a 75% ownership position, and agreed to pay $5.0 million to the selling shareholders in July 2001 plus $10.0 million in restricted stock to employees of TLG continuing as employees of the Company. On August 28, 2000, the Company acquired all of the outstanding common stock of Human Code, Inc. (Human Code) in exchange for approximately 1,508,000 shares of common stock and approximately 471,000 stock options of the Company. These acquisitions were accounted for as purchases and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The results of operations of the acquired companies are included in the Company’s statements of operations from the respective dates of acquisition.

      On August 28, 2000, the Company distributed a two-for-one stock split effected as a 100% stock dividend. The Company’s financial statements and all of the share numbers contained in this Quarterly Report have been restated for all periods presented to reflect the effect of this stock split.

      Unless the context requires otherwise, references in this Quarterly Report to “Sapient,” “the Company,” “we,” “us” or “our” refer to Sapient Corporation and its subsidiaries.

(2)  Earnings (Loss) per Share

      The following information presents the Company’s computation of basic and diluted EPS for the periods presented in the consolidated statements of operations (in thousands, except per share data):

	March 31,	March 31,
	2001	2000

Net income (loss)	$(48,253)	$11,890

Basic net income (loss) per share:

Weighted average common shares outstanding	122,278	116,208

Basic net income (loss) per share	$(0.39)	$0.10

Diluted net income (loss) per share:

Weighted average common shares outstanding	122,278	116,208

Dilutive stock options	—	16,832

Shares used in computing per share amount	122,278	133,040

Diluted net income (loss) per share	$(0.39)	$0.09

      Options to purchase approximately 18.7 million shares of common stock were outstanding during the three months ended March 31, 2001, but were not included in the computation of diluted EPS because the

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recorded a net loss for the period. Options to purchase approximately 1.8 million shares of common stock were outstanding during the three months ended March 31, 2000, but were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the Company’s common stock for the period reported.

(3)  Comprehensive Income (Loss)

      Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting comprehensive income (loss). Comprehensive income (loss) includes net income (loss) as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net income (loss) but rather are reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses, and unrealized gains and losses on investments, as components of comprehensive income (loss). Comprehensive income (loss) was $(48.4) million and $11.8 million for the three months ended March 31, 2001 and 2000, respectively.

(4)  Contingent Liabilities

      The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims, totaling approximately $4.0 million, which have arisen in the ordinary course of its business. The Company believes that these claims are without merit and intends to defend them vigorously. Although the Company does not consider an unfavorable outcome to these claims probable, the Company cannot accurately predict the ultimate outcome of these claims or the potential loss, if any.

(5)  Restructuring and Other Related Charges

      In March 2001, the Company recorded restructuring and other related charges of $47.3 million, consisting of $11.9 million for workforce reductions, $33.3 million for consolidation of facilities and $2.1 million for other depreciable assets. The market for advanced technology consulting services has declined significantly over the last several months. The Company took major cost-related steps to better align its overall cost structure and organization with anticipated demand for its services. The restructuring plan resulted in the termination of approximately 750 employees, none of whom remained employed by the Company as of March 31, 2001. 73% of the terminated employees were project personnel, 4% were selling and marketing personnel and 23% were general and administrative personnel. The restructuring plan also includes closing the Sydney, Australia office and consolidating office space in other cities where the Company had multiple office locations. Estimated costs for the consolidation of facilities is comprised of contractual rental commitments for office space being vacated in addition to future depreciation of the related leasehold improvements, offset by estimated sub rental income. The total reduction of office space resulting from these office closings and consolidations will be approximately 560,000 square feet.

      The total cash outlay for the restructuring and other related activities is expected to be approximately $41.1 million. The remaining $6.2 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs and leasehold improvements for facilities being vacated. As of March 31, 2001, $10 million of cash had been used for restructuring and other related costs. An additional $15 million cash outlay is expected during the remainder of 2001, and the remaining cash outlay of approximately $16 million, primarily related to real estate rental obligations, is expected to occur over the next ten years.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Restructuring and other related activities as of March 31, 2001 were as follows (in thousands):

		Utilized
	Original			Balance
	Charge	Non-Cash	Cash	3/31/01

Workforce	$11,948	$—	$(7,703)	$4,245

Facilities	33,285	—	(2,287)	30,998

Depreciable assets	2,109	(2,109)	—	0

	$47,342	$(2,109)	$(9,990)	$35,243

Current accrued restructuring costs				20,593

Non-current accrued restructuring costs				$14,650

(6)  Gain on Equity Investment Change in Interest

      During the three months ended March 31, 2001, the Company’s equity method investment in Dream Incubator, Inc. (DI) was diluted from 19% to approximately 17%. The dilution was due to the sale by DI of shares to new investors, which occurred at a higher share price than the Company previously paid. The Company recorded a $1.4 million gain as a result of the change in interest.

(7)  Other Expense

      The Company recorded $2.4 million in charges to write down certain investments to their current fair value, because the decline in the value of these investments was considered to be other than temporary.

(8)  Income Taxes

      Income tax (benefit) expense represents combined federal and state income taxes at an effective rate of (27%) and 39% for the three months ended March 31, 2001 and 2000, respectively. The Company’s effective tax rate for the three months ended March 31, 2001 differs from the federal statutory rate due to non-deductible amortization expenses related to the Human Code acquisition and to varying tax rates in foreign jurisdictions. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

      In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets for federal and state income tax purposes is considered more likely than not, since the Company has sufficient taxable income in the federal carryback period and anticipates sufficient future taxable income over the periods in which the differences which created the deferred income tax assets are deductible.

(9)  Related Party Transactions

      During the three months ended March 31, 2001 and 2000, the Company recognized approximately $728,000 and $50,000, respectively, in net revenues from consulting services provided to Sapient S.p.A., the Company’s 50% owned joint venture. In addition to recognizing revenue for services provided to Sapient S.p.A., the Company reduced its general and administrative expenses by approximately $17,000 and $203,000

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for start-up and administrative services billed to the joint venture for the three months ended March 31, 2001 and 2000, respectively. The Company had receivables due from this entity of approximately $2.4 million at both March 31, 2001 and December 31, 2000. For the three months ended March 31, 2001, the Company incurred costs of approximately $214,000 for start-up and administrative services provided by DI to the Company’s Japanese subsidiary, Sapient KK, of which approximately $70,000 is included in accrued expenses at March 31, 2001. The Company had $155,000 in accrued expenses at December 31, 2000 due to DI.

      On January 31, 2000, the Company entered into a strategic relationship with a client which included, among other things, the Company becoming a preferred supplier to that client and its affiliated entities. As part of the relationship, the co-CEOs and co-chairmen of the Board of Directors of the Company each issued a $10.0 million convertible note to the client. The notes are convertible into shares of the Company’s common stock owned by the co-CEOs and co-chairmen at a conversion rate equal to the closing price of the Company’s common stock on the date the convertible notes were executed. The client’s ability to convert the notes is subject to certain vesting restrictions, based upon the client’s payment of certain levels of consulting revenues to Sapient within prescribed timeframes. The notes cannot be converted before May 15, 2002.

(10)  Geographic Data

      Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated statements of operations and the consolidated balance sheets:

	Three Months
	Ended March 31,

	2001	2000

	(In thousands)

Revenues:

United States	$88,206	$94,693

International	20,935	5,641

Total Revenues	$109,141	$100,334

	March 31,	December 31,
	2001	2000

Long-lived assets:

United States	$191,238	$196,367

International	5,088	5,261

Total long-lived assets	$196,326	$201,628

      For the three months ended March 31, 2001, Sapient Ltd., the Company’s UK subsidiary, had revenues of $14.4 million, or 69% of total international revenues.

(11)  New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). This statement was amended by the issuance of SFAS No. 137, “Deferral of the Effective Date of FASB Statement No. 133”, which changed the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000 and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. The implementation of SFAS 133 did not have a material effect on the Company’s financial position or its results of operations.

SAPIENT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

      Our revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter. Certain significant estimates which may cause our revenues and earnings to fluctuate include estimated costs to complete long term contracts, the allowance for doubtful accounts, the estimated fair value of equity instruments received for services and from investments, whether any decline in the estimated fair value of such equity instruments is other than temporary, expected future cash flows used to evaluate the recoverability of long-lived assets and expected taxable income or loss used to compute our effective tax rate. These items are constantly monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.

      On October 25, 2000, we consummated an agreement to acquire TLG. Upon consummation, we invested approximately $2.2 million in cash directly into TLG for a 75% ownership position, and agreed to pay $5.0 million to the selling shareholders in July 2001 plus $10.0 million in restricted stock to employees of TLG continuing as employees of the Company. On August 28, 2000, we acquired all of the outstanding common stock of Human Code in exchange for approximately 1,508,000 shares of common stock and approximately 471,000 stock options of the Company. These acquisitions were accounted for as purchases and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The results of operations of the acquired companies are included in our statements of operations from the respective dates of acquisition.

      On August 28, 2000, we distributed a two-for-one stock split effected as a 100% stock dividend. Our financial statements and all of the share numbers contained in this Quarterly Report have been restated for all periods presented to reflect the effect of this stock split.

      Our revenue is derived from business and technology consulting services. Although we have historically experienced growth in our revenues, the market for advanced technology consulting services has declined significantly over the last several months. As a result of this decline, our revenues for the three months ended March 31, 2001 decreased 22% from our revenues for the three months ended December 31, 2000, and our net income declined from $8.1 million to a net loss of $47.8 million over the same period. We expect a further decline in our revenues for the quarter ended June 30, 2001, which could continue into future quarters.

      We took a restructuring charge during the three months ended March 31, 2001 of approximately $47.3 million, which consisted of severance and related expenses from the reduction in our workforce, the consolidation of our office space in certain cities where we have multiple office locations and other charges related to the Sydney, Australia office closing. The restructuring plan resulted in termination of approximately 750 employees. 73% of the terminated employees were project personnel, 4% were selling and marketing personnel and 23% were general and administrative personnel.

Results of Operations

      The following table sets forth the percentage of revenues of certain items included in our consolidated statements of operations:

	Three Months
	Ended
	March 31,

	2001	2000

Revenues	100%	100%

Operating expenses:

Project personnel costs	68	48

Selling and marketing	7	8

General and administrative	36	25

Restructuring and other related charges	44	—

Amortization of intangible assets	6	1

Stock-based compensation	1	—

Total operating expenses	162	82

Income (loss) from operations	(62)	18

Gain on equity investment change in interest	1	—

Other expense	(2)	—

Interest income	3	2

Income (loss) before income taxes, net equity loss from investees and minority interest	(60)	20

Income taxes	(16)	8

Income (loss) before net equity loss from investees and minority interest	(44)	12

Net equity loss from investees	—	—

Minority interest	—	—

Net income (loss)	(44)%	12%

  Revenues

      Revenues for the three months ended March 31, 2001 increased 9% over revenues for the three months ended March 31, 2000. The increase in revenues was attributable to an increase in the number and average size of client projects. For the three months ended March 31, 2001, our five largest clients accounted for approximately 32% of our revenues, compared to 23% of revenues for the three months ended March 31, 2000. For the three months ended March 31, 2001, one client accounted for approximately 14% of revenues. For the three months ended March 31, 2000, no client accounted for more than 10% of revenues.

  Project Personnel Costs

      Project personnel costs consist principally of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense we incur in providing our services. Project personnel costs increased as a percentage of revenues to 68% for the three months ended March 31, 2001, compared to 48% for the three months ended March 31, 2000, due to lower billable utilization of project personnel resulting from a decline in the demand for our services. The increase in project personnel costs for the three months ended March 31, 2001 was primarily due to an increase in the number of project personnel from 1,786 at March 31, 2000 to 2,017 at March 31, 2001 and to higher compensation for project personnel. In March 2001, the number of project personnel decreased by 546 from December 31, 2000 as a result of the restructuring plan.

  Selling and Marketing

      Selling and marketing costs consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional costs. Selling and marketing costs decreased as a percentage of revenues from 8% for the three months ended March 31, 2000 to 7% for the three months ended March 31, 2001. The decrease was primarily due to a decrease in the level of variable compensation, partially offset by an increase in the number of people. Selling and marketing personnel increased from 92 at March 31, 2000 to 114 employees at March 31, 2001.

  General and Administrative

      General and administrative expenses relate principally to salaries and employee benefits associated with our management, finance and administrative groups, including personnel devoted to recruiting and training project personnel, and occupancy expenses. General and administrative costs increased as a percentage of revenues to 36% for the three months ended March 31, 2001, compared to 25% for the three months ended March 31, 2000, due primarily to developing infrastructure for expected revenue growth which did not materialize. The increase in general and administrative expenses for the three months ended March 31, 2001 was primarily due to an increase in the number of employees hired during the past year, an increase in occupancy expenses related to expansion of our office space and increased depreciation costs related to investments in property and equipment, prior to our restructuring in March 2001. General and administrative personnel grew from 405 employees at March 31, 2000 to 526 employees at March 31, 2001. Our total headcount increased from 2,283 at March 31, 2000 to 2,657 at March 31, 2001. The total headcount at March 31, 2001 reflects a reduction in our total headcount of 750 employees as a result of the reduction in our workforce in March 2001, which included 176 general and administrative employees. Total occupancy at March 31, 2001 was approximately 1.1 million square feet, compared to approximately 670,000 square feet at March 31, 2000. The restructuring plan includes closing the Sydney, Australia office and consolidating office space in other cities where we had multiple office locations, a total reduction of approximately 560,000 square feet.

  Restructuring and Other Related Charges

      For the three months ended March 31, 2001, we recorded restructuring and other related charges of $47.3 million, consisting of $11.9 million for workforce reductions, $33.3 million for consolidation of facilities and $2.1 million for other depreciable assets. The market for advanced technology consulting services has declined significantly over the last several months. We took major cost-related steps to better align our overall cost structure and organization with anticipated demand for our services. The restructuring plan resulted in the termination of approximately 750 employees, none of whom remained employed by us as of March 31, 2001. 73% of the terminated employees were project personnel, 4% were selling and marketing personnel and 23% were general and administrative personnel. The restructuring plan also includes closing the Sydney, Australia office and consolidating office space in other cities where we had multiple office locations. Estimated costs for the consolidation of facilities is comprised of contractual rental commitments for office space being vacated in addition to future depreciation of the related leasehold improvements, offset by estimated sub rental income. The total reduction of office space resulting from these office closings and consolidations will be approximately 560,000 square feet. We realized cost savings from these actions of approximately $5.0 million for the three months ended March 31, 2001, and we expect cost savings of $60.0 to $65.0 million on an annualized basis, of which approximately 60% relates to project personnel costs, 3% relates to selling and marketing costs and 37% relates to general and administrative expenses.

      Restructuring and other related activities as of March 31, 2001 were as follows (in thousands):

		Utilized
	Original				Balance
	Charge	Non-Cash		Cash	3/31/01

Workforce	$11,948	$		$(7,703)	$4,245

Facilities	33,285			(2,287)	30,998

Depreciable assets	2,109		(2,109)		0

	$47,342		$(2,109)	$(9,990)	$35,243

Current accrued restructuring costs					20,593

Non-current accrued restructuring costs					$14,650

  Amortization of Intangible Assets

      Amortization of intangible assets consists primarily of amortization of marketing assets, customer lists, assembled workforce and other employee items, developed technology and goodwill resulting from our acquisitions. The increase in amortization of intangible assets for the three months ended March 31, 2001 was primarily related to our acquisition of Human Code in August 2000. Amortization periods range from three to seven years.

  Stock-Based Compensation

      Stock-based compensation consists of expenses for deferred compensation associated with the Human Code, TLG and Adjacency, Inc. (Adjacency) acquisitions. In connection with the acquisition of Human Code, we assumed the outstanding options granted under the Human Code 1994 Stock Option/ Stock Issuance Plan. The options vest ratably over periods up to four years. We recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options, of which $5.8 million has not been amortized as of March 31, 2001. In connection with the restructuring and the termination of certain Human Code employees to whom the restructuring charge relates, $3.1 million of deferred compensation was reversed during the three months ended March 31, 2001. The remaining deferred compensation will be charged to operations at the rate of approximately $600,000 per quarter for the next five quarters, and $2.8 million in total thereafter, spread over approximately seven quarters.

      In connection with the TLG acquisition, we will issue $10.0 million of restricted Sapient common stock. We will amortize the $10.0 million of restricted stock over the vesting period of 4.75 years commencing on the date of acquisition. We expect this charge to be approximately $527,000 per quarter for the next seventeen quarters, or $2.1 million annually.

      Prior to our acquisition of Adjacency in March 1999, Adjacency granted stock options at below fair market value. The options were granted in November 1998 with a three-year vesting schedule commencing on the date of employment. We expect this charge to be approximately $82,000 per quarter for the next two quarters.

  Gain on Equity Investment Change in Interest

      During the three months ended March 31, 2001, our equity method investment in DI was diluted from 19% to approximately 17%. The dilution was due to the sale by DI of shares to new investors, which occurred at a higher share price than we previously paid. We recorded a $1.4 million gain as a result of the change in interest.

  Other Expense

      We recorded $2.4 million in charges to write down certain investments to their current fair value because the decline in the value of these investments was considered to be other than temporary.

  Interest Income

      Interest income was derived primarily from investments of the proceeds from our public stock offerings and cash provided by operations, which were invested primarily in tax-exempt, short-term municipal bonds, commercial paper and U.S. government securities. The increase in interest income for the three months ended March 31, 2001 was due to the increase in the average cash and investment balances.

  (Benefit) Provision for Income Taxes

      Income tax (benefit) expense represents combined federal and state income taxes at an effective rate of (27%) and 39% for the three months ended March 31, 2001 and 2000, respectively. The decrease in the effective tax rate was due primarily to non-deductible amortization expenses related to the Human Code acquisition and to varying tax rates in foreign jurisdictions. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, our future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

      In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets for federal and state income tax purposes is considered more likely than not, since we have sufficient taxable income in the federal carryback period and anticipate sufficient future taxable income over the periods in which the differences which created the deferred income tax assets are deductible.

  Net Equity Loss from Investees

      Net equity loss from investees for the three months ended March 31, 2001 and 2000 was approximately $110,000 and $353,000, respectively. The net equity loss from investees was due to net income from Sapient S.p.A. of approximately $12,000, due to operational profitability during the three months ended March 31, 2001, offset by equity in net loss from DI of approximately $121,000. The net equity loss for the three months ended March 31, 2000 was due to Sapient S.p.A.

  Minority Interest

      Minority interest for the three months ended March 31, 2001 was approximately $1,000 related to the 12% interest in our Japanese subsidiary acquired by DI in October 2000.

  Liquidity and Capital Resources

      We have primarily funded our operations from cash flow generated from operations and the proceeds from our public stock offerings. In addition, we have a bank revolving line of credit providing for borrowings of up to $5.0 million. Borrowings under this line of credit, which expires on June 30, 2001, bear interest at the bank’s prime rate. The line of credit includes covenants relating to the maintenance of certain financial ratios, and limits the payment of dividends. At March 31, 2001, the Company had no bank borrowings outstanding. Letters of credit of $3.7 million were outstanding under the agreement.

      We invest predominantly in instruments that are highly liquid, investment grade securities. At March 31, 2001, we had approximately $261.7 million in cash, cash equivalents and short-term investments compared to $280.6 million at December 31, 2000.

      Cash used in operating activities was $18.0 million for the three months ended March 31, 2001. This resulted primarily from a net loss of $48.3 million, decreases in accrued income taxes payable of $17.9 million and decreases in accrued compensation of $9.7 million, offset by net non-cash charges of $14.1 million, non-cash restructuring charges of $6.2 million, increases in accrued restructuring charges of $31.2 million, increases in accounts payable of $2.0 million and decreases in accounts receivable of $4.9 million. Overall the change was primarily due to the market decline for advanced technology services which resulted in a net loss.

      Cash used in investing activities was $2.9 million for the three months ended March 31, 2001. This was due primarily to capital expenditures of $8.7 million for expansion of the Company’s office space and computer equipment purchases, prior to our restructuring in March 2001, and investments in and advances to affiliates of $1.0 million, offset by maturities of short-term investments (net of purchases) of $6.8 million.

      Cash provided by financing activities was $8.3 million for the three months ended March 31, 2001 and was due to cash provided from the sale of common stock through the Company’s employee stock purchase plan and the exercise of employee stock options.

      In May 2000, we entered into a strategic alliance with Thomas Weisel Capital Partners, L.P. (TWP) to help established companies create new businesses to compete successfully in the New Economy. We initially committed to invest up to $100.0 million in these new businesses, using funds from our existing cash and short-term investment balances. There were no investments made with TWP as of March 31, 2001. In April 2001, we mutually terminated our alliance.

      The total cash outlay for the restructuring and other related activities is expected to be approximately $41.1 million. The remaining $6.2 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs and leasehold improvements for facilities being vacated. As of March 31, 2001, $10 million of cash had been used for restructuring and other related costs. An additional $15 million cash outlay is expected during the remainder of 2001, and the remaining cash outlay of approximately $16 million, primarily related to real estate rental obligations, is expected to occur over the next ten years.

      We believe that the cash provided from operations, borrowings available under our revolving line of credit, existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital, capital expenditure, and restructuring requirements for at least the next 18 months.

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). This statement was amended by the issuance of SFAS No. 137, “Deferral of the Effective Date of FASB Statement No. 133”, which changed the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000 and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. The implementation of SFAS 133 did not have a material effect on our financial position or our results of operations.

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

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits

      None

      (b)  Reports on Form 8-K

      On March 5, 2001, the Company filed a Current Report on Form 8-K with the SEC regarding certain cost cutting moves it had undertaken, including reducing its workforce, closing its Sydney, Australia office and reducing rent-related costs.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAPIENT CORPORATION

Date: May 10, 2001

By:	/s/ JERRY A. GREENBERG

Jerry A. Greenberg
Co-Chief Executive Officer
Co-Chairman of the Board

Date: May 10, 2001

By:	/s/ EDWARD G. GOLDFINGER

Edward G. Goldfinger
Chief Financial Officer