Form 10-Q
period 2001-06-30
SAPIENT CORP
filed 2001-08-03
CIK 1008817

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to .

Commission File Number: 0-28074

SAPIENT CORPORATION

(Exact Name of Registrant as Specified In Its Charter)

Delaware	04-3130648

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Memorial Drive, Cambridge, Ma	02142

(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒  No ☐

      As of August 1, 2001, there were 124,009,283 shares of the registrant’s Common Stock, $.01 par value, outstanding.

SAPIENT CORPORATION

INDEX

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.	2

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2001 and 2000.	3

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000.	4

	Notes to Consolidated Financial Statements	5-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURES		17

PART I. FINANCIAL INFORMATION

SAPIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30,	December 31,
	2001	2000

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$77,877	$97,583

Short-term investments	193,314	182,991

Accounts receivable, less allowance for doubtful accounts of $5,370 and $5,433, respectively	60,215	83,403

Unbilled revenues on contracts	7,034	7,154

Income tax receivable	11,089	—

Deferred income taxes	6,025	8,167

Prepaid expenses and other current assets	10,383	11,634

Total current assets	365,937	390,932

Property and equipment, net	55,741	56,672

Deferred income taxes	5,575	—

Intangible assets	131,496	144,956

Other assets	10,218	11,594

Total assets	$568,967	$604,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$7,860	$2,100

Accrued expenses	15,362	12,122

Acquisition payable	6,480	5,573

Accrued restructuring costs, current portion	17,647	—

Accrued compensation	18,013	23,358

Accrued income taxes payable	—	10,992

Deferred revenues on contracts	8,712	18,320

Total current liabilities	74,074	72,465

Accrued restructuring costs, net of current portion	13,602	—

Deferred income taxes	—	451

Other long term liabilities	5,032	4,930

Total liabilities	92,708	77,846

Minority interest	824	908

Stockholders’ equity:

Preferred stock, par value $.01 per share, 5,000,000 authorized and none issued and outstanding at June 30, 2001 and December 31, 2000.	—	—

Common stock, par value $.01 per share, voting, 200,000,000 shares authorized, 123,423,896 and 121,373,675 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	1,234	1,214

Additional paid-in capital	435,327	423,935

Deferred compensation	(5,298)	(10,058)

Accumulated other comprehensive loss	(1,376)	(862)

Retained earnings	45,548	111,171

Total stockholders’ equity	475,435	525,400

Total liabilities and stockholders’ equity	$568,967	$604,154

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues	$87,286	$125,769	$196,427	$226,103

Operating expenses:

Project personnel costs (exclusive of stock-based compensation of $1,018 and $2,047 for the three and six months ended June 30, 2001, respectively, and $101 and $202 for the three and six months ended June 30, 2000, respectively)	63,578	60,321	137,987	108,896

Selling and marketing (exclusive of stock-based compensation of $67 and $137 for the three and six months ended June 30, 2001, respectively)	8,377	7,769	15,893	15,654

General and administrative (exclusive of stock-based compensation of $224 and $626 for the three and six months ended June 30, 2001, respectively, and $9 and $18 for the three and six months ended June 30, 2000, respectively)	34,641	33,753	74,259	59,006

Restructuring and other related charges	3,470	—	50,812	—

Amortization of intangible assets	6,593	757	13,186	1,641

Stock-based compensation	1,309	110	2,810	220

Total operating expenses	117,968	102,710	294,947	185,417

Income (loss) from operations	(30,682)	23,059	(98,520)	40,686

Gain on equity investment change in interest	—	—	1,407	—

Other expense	(2,339)	—	(4,696)	—

Interest income	2,674	2,768	5,696	5,241

Income (loss) before income taxes, net equity loss from investees and minority interest	(30,347)	25,827	(96,113)	45,927

Income tax (benefit) provision	(13,134)	10,589	(30,756)	18,446

Income (loss) before net equity loss from investees and minority interest	(17,213)	15,238	(65,357)	27,481

Net equity loss from investees	(241)	(276)	(351)	(629)

Minority interest	84	—	85	—

Net income (loss)	$(17,370)	$14,962	$(65,623)	$26,852

Basic net income (loss) per share	$(0.14)	$0.13	$(0.54)	$0.23

Diluted net income (loss) per share	$(0.14)	$0.11	$(0.54)	$0.20

Weighted average common shares	123,011	117,926	122,629	117,066

Weighted average common share equivalents	—	15,076	—	15,940

Weighted average common shares and common share equivalents	123,011	133,002	122,629	133,006

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,

	2001	2000

	(Unaudited)

Cash flows from operating activities:

Net income (loss)	$(65,623)	$26,852

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Loss recognized on write-down of investments	4,696	—

Gain on equity investment change in interest	(1,407)	—

Depreciation and amortization	9,771	5,281

Amortization of intangible assets	13,186	1,641

Deferred income taxes	(3,884)	—

Stock-based compensation	2,810	220

Equity received for services rendered	(156)	—

Non-cash restructuring charges	6,219	—

Net equity loss from investees	351	629

Minority interest in net loss of consolidated subsidiary	(85)	—

Changes in assets and liabilities:

Decrease (increase) in accounts receivable	20,231	(1,490)

Decrease (increase) in unbilled revenues on contracts	120	(2,348)

Decrease (increase) in prepaid expenses and other current assets	1,251	(1,062)

(Increase) in other assets	(278)	(1,110)

Increase in accounts payable	5,760	798

Increase in accrued expenses	3,261	1,958

Increase in accrued restructuring costs	27,209	—

(Decrease) increase in accrued compensation	(5,345)	12,094

(Decrease) increase in accrued income taxes payable	(20,468)	5,726

(Decrease) increase in deferred revenues on contracts	(6,626)	5,168

(Decrease) increase in other long term liabilities	(1,421)	2,136

Net cash (used in) provided by operating activities	(10,428)	56,493

Cash flows from investing activities:

Purchase of property and equipment	(10,981)	(25,381)

Net cash received from acquisition	—	23

Investments in and advances to affiliates	(962)	731

Long term investments	(58)	(2,000)

(Purchases) maturities of short-term investments	(10,041)	8,609

Net cash used in investing activities	(22,042)	(18,018)

Cash flows from financing activities:

Repayments from stockholders for notes receivable	—	71

Proceeds from stock option and purchase plans	12,764	21,270

Net cash provided by financing activities	12,764	21,341

(Decrease) increase in cash and cash equivalents	(19,706)	59,816

Cash and cash equivalents, at beginning of period	97,583	51,582

Cash and cash equivalents, at end of period	$77,877	$111,398

Schedule of non-cash operating activities:

Tax benefit of disqualifying dispositions of stock options	$1,613	$9,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company’s Annual Report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

(2)     Earnings (Loss) per share

      The following information presents the Company’s computation of basic and diluted EPS for the periods presented in the consolidated statements of operations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income (loss)	$(17,370)	$14,962	$(65,623)	$26,852

Basic net income (loss) per share:

Weighted average common shares outstanding	123,011	117,926	122,629	117,066

Basic net income (loss) per share	$(0.14)	$0.13	$(0.54)	$0.23

Diluted net income (loss) per share:

Weighted average common shares outstanding	123,011	117,926	122,629	117,066

Dilutive stock options	—	15,076	—	15,940

Shares used in computing per share amount	123,011	133,002	122,629	133,006

Diluted net income (loss) per share	$(0.14)	$0.11	$(0.54)	$0.20

      Options to purchase approximately 27.2 million and 27.1 million shares of common stock were outstanding during the three and six months ended June 30, 2001, respectively, but were not included in the computation of diluted EPS because the Company recorded a net loss for the periods. Options to purchase approximately 2.3 million and 2.1 million shares of common stock that were outstanding during the three and six months ended June 30, 2000, respectively, were not included in the computation of diluted EPS for those periods because the exercise price of the options was greater than the average market price of the Company’s common stock for the periods reported.

(3)     Comprehensive Income (Loss)

      Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting comprehensive income (loss). Comprehensive income (loss) includes net income (loss) as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net income (loss) but rather are reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on investments as components of comprehensive income (loss). Comprehensive income (loss) was $(17.7) million and $14.7 million for the three months ended June 30, 2001 and 2000, respectively, and $(66.1) million and $26.5 million for the six months ended June 30, 2001 and 2000, respectively.

(4)     Contingent Liabilities

      The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims, totaling approximately $3.7 million, which have arisen in the ordinary course of its business. The Company believes that these claims are without merit and intends to defend them vigorously. Although the Company does not consider an unfavorable outcome to these claims probable, the Company cannot accurately predict the ultimate outcome of these claims or the potential loss, if any.

(5)     Restructuring and Other Related Charges

      In March 2001, the Company recorded restructuring and other related charges of $47.3 million, consisting of $11.9 million for workforce reductions, $33.3 million for consolidation of facilities and $2.1 million for other depreciable assets. The market for advanced technology consulting services has declined significantly over the past two quarters. The Company took major steps to reduce its costs to better align its overall cost structure and organization with anticipated demand for its services. The restructuring plan resulted in the termination of approximately 750 employees, none of whom remained employed by the Company as of March 31, 2001. 73% of the terminated employees were project personnel, 4% were selling and marketing personnel and 23% were general and administrative personnel. The restructuring plan included closing the Sydney, Australia office and consolidating office space in other cities where the Company had multiple office locations. Estimated costs for the consolidation of facilities comprise contractual rental commitments for office space being vacated and related costs in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations will be approximately 411,000 square feet, of which approximately 93% was vacated as of June 30, 2001. Due to declining rental markets, the Company currently does not expect to sub-lease certain office space as quickly or at rates as high as originally anticipated, resulting in an additional restructuring charge of $2.4 million for facilities in the second quarter of 2001.

      The total cash outlay for the restructuring and other related activities announced in March 2001 is expected to be approximately $43.5 million. The remaining $6.2 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs and leasehold improvements for facilities being vacated. As of June 30, 2001, $16.7 million of cash had been expended for this initiative, of which approximately $0.8 million was expended for lease termination payments. An additional $9.7 million cash outlay is expected during the remainder of 2001, and the remaining cash outlay of approximately $17.1 million, primarily related to real estate rental obligations, is expected to occur over the next ten years.

      On July 2, 2001, the Company announced that it will expand its global distributed delivery model by substantially increasing its operations in India and by reducing its headcount by approximately 390 people, or 14 percent, principally in North America. The Company will also reduce its headcount by an additional 111 people primarily because of the cessation of its game development business. The Company will take a restructuring charge of approximately $50.0 million, of which $1.1 million was recorded in the second quarter of 2001, with the remainder expected to be recognized primarily in the third quarter of 2001. The charge will consist of severance and related expenses from the reduction in workforce, and other costs related to additional office space consolidations. The Company terminated 39 people in the second quarter as part of the restructuring, with the remaining 462 people expected to be terminated primarily in the third quarter of 2001.

      Restructuring and other related activities as of June 30, 2001 were as follows (in thousands):

			Utilized
	Original	Additional			Balance
	Charge	Charge	Non-Cash	Cash	6/30/01

Workforce	$11,948	$1,104	$(42)	$(11,703)	$1,307

Facilities	33,285	2,366	(27)	(5,682)	29,942

Depreciable assets	2,109	—	(2,109)	—	0

	$47,342	$3,470	$(2,178)	$(17,385)	$31,249

Current accrued restructuring costs					17,647

Non-current accrued restructuring costs					$13,602

(6)     Gain on Equity Investment Change in Interest

      During the six months ended June 30, 2001, the Company’s equity ownership percentage in Dream Incubator, Inc. (DI) was diluted from 19% to approximately 17%. The dilution was due to the sale by DI of shares to new investors which occurred at a higher share price than the Company previously paid. The Company recorded a $1.4 million gain as a result of the change in equity interest.

(7)     Other Expense

      For the three and six months ended June 30, 2001, the Company recorded $2.3 million and $4.7 million, respectively, in charges to write down certain investments to their current fair value, because the decline in the value of these investments was considered to be other than temporary.

(8)     Income Taxes

      Income tax (benefit) provision represents combined federal and state income taxes at an effective rate of (43%) and 41% for the three months ended June 30, 2001 and 2000, respectively and (32%) and 40% for the six months ended June 30, 2001 and 2000, respectively. The Company’s effective tax rate for the six months ended June 30, 2001 differs from the federal statutory rate due to non-deductible amortization expenses related to the Human Code acquisition and to varying tax rates in foreign jurisdictions. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

      The Company recorded a net deferred tax asset of $11.6 million as of June 30, 2001. In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets for federal and state income tax purposes is considered more likely than not, due to taxable income in the federal carryback period and anticipated sufficient future taxable income over the periods in which the differences which created the deferred income tax assets are deductible. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

(9)     Related Party Transactions

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

(10)     Geographic Data

      Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated statements of operations and the consolidated balance sheets:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues:

United States	$67,994	$115,575	$158,571	$210,268

International	19,292	10,194	37,856	15,835

Total Revenues	$87,286	$125,769	$196,427	$226,103

	June 30,	December 31,
	2001	2000

Long-lived assets:

United States	$182,054	$196,367

International	5,183	5,261

Total long-lived assets	$187,237	$201,628

      For the three and six months ended June 30, 2001, Sapient Ltd., the Company’s UK subsidiary, had revenues of $15.2 million and $29.6 million, respectively, or 79% and 78%, respectively, of total international revenues.

(11)     New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” (SFAS 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS 141 and SFAS 142 on the Company’s financial statements has not yet been determined.

SAPIENT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We are a leading business and technology consultancy that helps large companies successfully deploy technology that results in high value, explicit business outcomes. We are focused on delivering business value to our clients by understanding the key business problems they face and by solving those problems. We create value for our clients through our combination of broad skills, fixed price approach, speed and reliability, and our culture. We are able to successfully deliver these solutions in the form and within the timeframe we promise to our clients because of our many years of experience with large-scale program management and fixed-price delivery.

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

      Our revenue is derived from business and technology consulting services. Although we have historically experienced growth in our revenues, the market for advanced technology consulting services has declined significantly over the past two quarters. As a result of this decline, our revenues for the three and six months ended June 30, 2001 decreased 31% and 13%, respectively, from our revenues for the three and six months ended June 30, 2000, and our net income declined from $15.0 million for the three months ended June 30, 2000 to a net loss of $17.4 million for the three months ended June 30, 2001 and declined from a net income of $26.9 million for the six months ended June 30, 2000 to a net loss of $65.6 million for the six months ended June 30, 2001. We expect to continue to incur declines in our revenues and expect to continue to incur net losses in future quarters.

      We recorded a restructuring charge during the three months ended March 31, 2001 of approximately $47.3 million, which consisted of severance and related expenses from the reduction in our workforce, the consolidation of our office space in certain cities where we have multiple office locations and other charges related to the Sydney, Australia office closing. The restructuring plan resulted in termination of approximately

750 employees; 73% of the terminated employees were project personnel, 4% were selling and marketing personnel and 23% were general and administrative personnel. Due to declining rental markets, we currently do not expect to sub-lease certain office space as quickly or at rates as high as originally anticipated, resulting in an additional restructuring charge of $2.4 million for facilities in the second quarter of 2001.

      As of June 30, 2001, we had 2,722 full-time employees, composed of 2,100 project personnel, 526 general and administration personnel and 96 sales and marketing personnel. On July 2, 2001, we announced further reductions in our workforce of approximately 390 employees. We will also reduce our headcount by an additional 111 people primarily because of the cessation of our game development business. These reductions will primarily occur during the third quarter of 2001. As of July 25, 2001, we had 2,378 full-time employees, composed of 1,867 project personnel, 430 general and administration personnel and 81 sales and marketing personnel. We expect to take a restructuring charge of approximately $50.0 million, primarily in the third quarter of 2001, which will consist of severance and related expenses from the reduction in workforce, and other costs related to office space consolidations. We expect cost savings from these actions of approximately $13.0 million in the third quarter of 2001, and $60.0 million on an annualized basis.

Results of Operations

      The following table sets forth the percentage of revenues of certain items included in our consolidated statements of operations:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues	100%	100%	100%	100%

Operating expenses:

Project personnel costs	73	48	70	48

Selling and marketing	10	6	8	7

General and administrative	40	27	38	26

Restructuring and other related charges	4	—	26	—

Amortization of intangible assets	7	1	7	1

Stock-based compensation	1	—	1	—

Total operating expenses	135	82	150	82

Income (loss) from operations	(35)	18	(50)	18

Gain on equity investment change in interest	—	—	1	—

Other expense	(3)	—	(3)	—

Interest income	3	2	3	2

Income (loss) before income taxes, net equity loss from investees and minority interest	(35)	20	(49)	20

Income tax (benefit) provision	(15)	8	(16)	8

Income (loss) before net equity loss from investees and minority interest	(20)	12	(33)	12

Net equity loss from investees	—	—	—	—

Minority interest	—	—	—	—

Net income (loss)	(20)%	12%	(33)%	12%

  Revenues

      Revenues for the three months ended June 30, 2001 decreased 31% over revenues for the three months ended June 30, 2000. For the six months ended June 30, 2001, revenues decreased 13% over the comparable period of the prior year. The decrease in revenues was attributable to a decline in the demand for our services in the United States. For the three months ended June 30, 2001, our five largest clients accounted for approximately 28% of our revenues, compared to 25% of revenues for the three months ended June 30, 2000. For the six months ended June 30, 2001, our five largest clients accounted for approximately 29% of our revenues, compared to 23% of revenues for the six months ended June 30, 2000. During the three months ended June 30, 2001 and 2000 and the six months ended June 30, 2000, no client accounted for more than 10% of revenues. For the six months ended June 30, 2001, one client accounted for approximately 12% of revenues.

  Project Personnel Costs

      Project personnel costs consist principally of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense we incur in providing our services. Project personnel costs increased as a percentage of revenues to 73% and 70% for the three and six months ended June 30, 2001, compared to 48% for the three and six months ended June 30, 2000, due to lower billable utilization of project personnel and the overall decline in our revenues. The increase in project personnel costs for the three and six months ended June 30, 2001 was primarily due to an increase in the number of project personnel from 1,977 at June 30, 2000 to 2,100 at June 30, 2001 and to higher compensation for project personnel.

  Selling and Marketing

      Selling and marketing costs consist principally of salaries, employee benefits, travel expenses of selling and marketing personnel and promotional costs. Selling and marketing costs increased as a percentage of revenues to 10% for the three months ended June 30, 2001, compared to 6% for the three months ended June 30, 2000. For the six months ended June 30, 2001, selling and marketing costs increased as a percentage of revenues to 8%, compared to 7% for the six months ended June 30, 2000. The increase was primarily due to increased efforts to develop the revenue pipeline and to higher compensation for selling and marketing personnel. The number of selling and marketing personnel increased from 95 at June 30, 2000 to 96 at June 30, 2001.

  General and Administrative

      General and administrative costs relate principally to salaries and employee benefits associated with our management, finance and administrative groups, including personnel devoted to recruiting and training project personnel and occupancy expenses. General and administrative costs increased as a percentage of revenues to 40% and 38% for the three and six months ended June 30, 2001, respectively, compared to 27% and 26% for the three and six months ended June 30, 2000, respectively. The increase was due primarily to developing infrastructure for expected revenue growth which did not materialize. The increase in general and administrative costs for the three and six months ended June 30, 2001 was primarily due to an increase in the number of employees hired during the past year, an increase in occupancy costs related to significant expansion of our office space, and increased depreciation costs related to investments in property and equipment, prior to our restructurings in March 2001 and July 2001. General and administrative personnel grew from 493 at June 30, 2000 to 526 at June 30, 2001. Our total headcount increased from 2,565 at June 30, 2000 to 2,722 at June 30, 2001. Total occupancy at June 30, 2001 was approximately 794,000 square feet, compared to approximately 811,000 square feet at June 30, 2000. The square footage decreased throughout the second quarter of 2001 as we vacated office space in connection with our restructuring activities. In connection with our restructurings, we expect further reductions in our square footage over the next six months of 2001 through office space consolidations.

  Restructuring and Other Related Charges

      For the three months ended March 31, 2001, we recorded restructuring and other related charges of $47.3 million, consisting of $11.9 million for workforce reductions, $33.3 million for consolidation of facilities and $2.1 million for other depreciable assets. The market for advanced technology consulting services has declined significantly over the past two quarters. We took major steps to reduce our costs to better align our overall cost structure and organization with anticipated demand for our services. The restructuring plan resulted in the termination of approximately 750 employees, none of whom remained employed by us as of March 31, 2001. 73% of the terminated employees were project personnel, 4% were selling and marketing personnel and 23% were general and administrative personnel. The restructuring plan also included closing the

Sydney, Australia office and consolidating office space in other cities where we had multiple office locations. Estimated costs for the consolidation of facilities comprise contractual rental commitments for office space being vacated and related costs in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations will be approximately 411,000 square feet, of which approximately 93% was vacated as of June 30, 2001. Due to declining rental markets, we currently do not expect to sub-lease certain office space as quickly or at rates as high as originally anticipated, resulting in an additional restructuring charge of $2.4 million for facilities in the second quarter of 2001.

      We realized cost savings from these actions of approximately $21.0 million for the six months ended June 30, 2001, and we expect cost savings of $60.0 to $65.0 million on an annualized basis, of which approximately 60% relates to project personnel costs, 3% relates to selling and marketing costs and 37% relates to general and administrative expenses, including facilities.

      On July 2, 2001, we announced that we will expand our global distributed delivery model by substantially increasing our operations in India and by reducing our headcount by approximately 390 people, or 14 percent, principally in North America. We will also reduce our headcount by an additional 111 people primarily because of the cessation of our game development business. We will take a restructuring charge of approximately $50.0 million, of which $1.1 million was recorded in the second quarter of 2001, with the remainder expected to be recognized primarily in the third quarter of 2001. The charge will consist of severance and related expenses from the reduction in workforce, and other costs related to additional office space consolidations. We terminated 39 people in the second quarter as part of the restructuring, with the remaining 462 people expected to be terminated primarily in the third quarter of 2001. We expect cost savings from these actions of approximately $13.0 million in the third quarter of 2001, and $60.0 million on an annualized basis.

      Restructuring and other related activities as of June 30, 2001 were as follows (in thousands):

			Utilized
	Original	Additional			Balance
	Charge	Charge	Non-Cash	Cash	6/30/01

Workforce	$11,948	$1,104	$(42)	$(11,703)	$1,307

Facilities	33,285	2,366	(27)	(5,682)	29,942

Depreciable assets	2,109	—	(2,109)	—	0

	$47,342	$3,470	$(2,178)	$(17,385)	$31,249

Current accrued restructuring costs					17,647

Non-current accrued restructuring costs					$13,602

  Amortization of Intangible Assets

      Amortization of intangible assets consists principally of amortization of marketing assets, customer lists, assembled workforce and other employee items, developed technology and goodwill resulting from our acquisitions. The increase in amortization of intangible assets for the three and six months ended June 30, 2001 over the comparable periods in 2000 was primarily related to our acquisition of Human Code in August 2000. Amortization periods range from three to seven years.

  Stock-Based Compensation

      Stock-based compensation consists of expenses for deferred compensation associated with the Human Code, TLG and Adjacency, Inc. (Adjacency) acquisitions. In connection with the acquisition of Human Code, we assumed the outstanding options granted under the Human Code 1994 Stock Option/ Stock Issuance Plan. The options vest ratably over periods up to four years. We recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options, of which $5.2 million has not been amortized as of June 30, 2001. In connection with the termination of certain Human Code employees to whom the deferred compensation relates, $3.1 million was reversed during the three months ended March 31,

2001. In connection with the reduction of additional Human Code employees in July 2001, an additional $2.9 million of deferred compensation will be reversed in the third quarter of 2001. The remaining deferred compensation will be charged to operations at the rate of approximately $330,000 for the third quarter of 2001, $250,000 per quarter for the next five quarters, and $720,000 in total thereafter, spread over approximately five quarters.

      In connection with the TLG acquisition, we expect to issue $10.0 million of restricted Sapient common stock, which will be amortized over the vesting period of 4.75 years commencing on the date of acquisition. We expect this charge to be approximately $527,000 per quarter for the next sixteen quarters, or $2.1 million annually.

      Prior to our acquisition of Adjacency in March 1999, Adjacency granted stock options at below fair market value. The options were granted in November 1998 with a three-year vesting schedule commencing on the date of employment. We expect this charge to be approximately $82,000 for the next quarter, at which time the balance will be fully amortized.

  Gain on Equity Investment Change in Interest

      During the six months ended June 30, 2001, our equity ownership percentage in DI was diluted from 19% to approximately 17%. The dilution was due to the sale by DI of shares to new investors, which occurred at a higher share price than we previously paid. We recorded a $1.4 million gain as a result of the change in equity interest.

  Other Expense

      For the three and six months ended June 30, 2001, we recorded $2.3 million and $4.7 million, respectively, in charges to write down certain investments to their current fair value because the decline in the value of these investments was considered to be other than temporary.

  Interest Income

      Interest income was derived primarily from investments of the proceeds from our public stock offerings and cash provided by operations, which were invested primarily in tax-exempt, short-term municipal bonds, commercial paper and U.S. government securities. The increase in interest income for the six months ended June 30, 2001 over the comparable period in 2000 was due to the increase in the average cash and investment balances.

  (Benefit) Provision for Income Taxes

      Income tax (benefit) expense represents combined federal and state income taxes at an effective rate of (43%) and 41% for the three months ended June 30, 2001 and 2000, respectively, and (32%) and 40% for the six months ended June 30, 2001 and 2000, respectively. The decrease in the effective tax rate for the six months ended June 30, 2001 was due primarily to the operating loss we incurred, non-deductible amortization expenses related to the Human Code acquisition and to varying tax rates in foreign jurisdictions. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

      We have recorded a net deferred tax asset of $11.6 million as of June 30, 2001. In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets for federal and state income tax purposes is considered more likely than not, due to taxable income in the federal carryback period and anticipated sufficient future taxable income over the periods in which the differences which created the deferred income tax assets are deductible. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

  Net Equity Loss from Investees

      Net equity loss from investees for the three months ended June 30, 2001 and 2000 was approximately $241,000 and $276,000, respectively. This consisted of net losses from Sapient S.p.A. of approximately $187,000 and from DI of approximately $54,000 for the three months ended June 30, 2001 and net losses from Sapient S.p.A. of approximately $276,000 for the three months ended June 30, 2000. Net equity loss from investees for the six months ended June 30, 2001 and 2000 was approximately $351,000 and $629,000, respectively. This consisted of net losses from Sapient S.p.A. of approximately $176,000 and from DI of approximately $175,000 for the six months ended June 30, 2001 and net losses from Sapient S.p.A. of approximately $629,000 for the six months ended June 30, 2000.

  Minority Interest

      Minority interest income for the three and six months ended June 30, 2001 was approximately $84,000 and $85,000, respectively, related to DI’s 12% interest in our Japanese subsidiary’s losses. DI acquired this interest in October 2000.

  Liquidity and Capital Resources

      We have primarily funded our operations from cash flow generated from operations and the proceeds from our public stock offerings. In addition, we have a bank revolving line of credit providing for borrowings of up to $5.0 million. Borrowings under this line of credit, which expires on June 30, 2002, bear interest at the bank’s prime rate. The line of credit includes covenants relating to the maintenance of certain financial ratios, and limits the payment of dividends. At June 30, 2001, we had no bank borrowings outstanding. Letters of credit of $3.7 million were outstanding under the agreement.

      We invest predominantly in instruments that are highly liquid, investment grade securities. At June 30, 2001, we had approximately $271.2 million in cash, cash equivalents and short-term investments, compared to $280.6 million at December 31, 2000.

      Cash used in operating activities was $10.4 million for the six months ended June 30, 2001. This resulted primarily from a net loss of $65.6 million, decreases in accrued income taxes payable and increases in deferred income taxes of $24.4 million, decreases in deferred revenues on contracts of $6.6 million and decreases in accrued compensation of $5.3 million, offset by net non-cash charges of $29.2 million, non-cash restructuring charges of $6.2 million, increases in accrued restructuring charges of $27.2 million, increases in accounts payable and accrued expenses of $9.0 million and decreases in accounts receivable of $20.2 million. Overall, the change was primarily due to the market decline for advanced technology services, which resulted in a net loss.

      Cash used in investing activities was $22.0 million for the six months ended June 30, 2001. This was due primarily to capital expenditures of $11.0 million for significant expansion of our office space and computer equipment purchases, prior to our restructuring in March 2001, investments in and advances to affiliates of $1.0 million and purchases of short-term investments (net of maturities) of $10.0 million.

      Cash provided by financing activities was $12.8 million for the six months ended June 30, 2001, as a result of cash provided from the sale of common stock through our employee stock purchase plan and the exercise of stock options.

      The total cash outlay for the restructuring and other related activities, announced in March 2001, is expected to be approximately $43.5 million. The remaining $6.2 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs and leasehold improvements for facilities being vacated. As of June 30, 2001, $16.7 million of cash had been expended for this initiative, of which approximately $0.8 million was expended for lease termination payments. An additional $9.7 million cash outlay is expected during the remainder of 2001, and the remaining cash outlay of approximately $17.1 million, primarily related to real estate rental obligations, is expected to occur over the next ten years.

      The total cash outlay for the restructuring and other related activities announced in July 2001 is expected to be approximately $40.0 million. The remaining $10.0 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs and leasehold improvements for facilities being vacated. As of June 30, 2001, $2.0 million of cash had been used for restructuring and other related costs.

      We believe that the cash provided from operations, borrowings available under our revolving line of credit, existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital, capital expenditure, and restructuring requirements for at least the next 18 months.

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” (SFAS 141) and SFAS No. 142, “ Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by us, as required, in fiscal year 2002. The impact of SFAS 141 and SFAS 142 on our financial statements has not yet been determined.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

      We own certain money market funds, short-term municipal bonds, commercial paper and U.S. government securities that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations. None of these market-risk sensitive instruments are held for trading purposes. We do not own derivative financial statements in our investment portfolio.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

      At the Company’s Annual Meeting of Stockholders held on June 21, 2001, the following proposals were adopted by the votes specified below:

(i) The election of three Class II Directors (J. Stuart Moore, Darius W. Gaskins, Jr. and Jürgen Weber) to serve until the 2004 Annual Meeting of Stockholders. Mr. Moore received a total of 112,412,495 shares of common stock voting in favor, with 3,192,075 withheld from the vote. Mr. Gaskins received a total of 114,791,934 shares of common stock voting in favor, with 812,636 withheld from the vote. Mr. Weber received a total of 114,791,934 shares of common stock voting in favor, with 812,636 withheld from the vote. In addition to the directors listed above whom were elected at the meeting, the terms of the following directors continued after the meeting: Jerry A. Greenberg, Bruce D. Parker, Carl S. Sloane and R. Stephen Cheheyl.

(ii) The approval of the Company’s 2001 Stock Option Plan and the reservation of 12,000,000 shares of common stock for issuance thereunder. A total of 69,253,790 shares of common stock were voted in favor of this proposal, 22,002,691 shares were voted against this proposal and 1,477,448 shares abstained from voting.

(iii) The approval of an amendment to the Company’s 1996 Employee Stock Purchase Plan increasing the number of shares of common stock reserved for purchase thereunder by 960,000, from 2,640,000 to 3,600,000. A total of 87,771,826 shares of common stock were voted in favor of this proposal, 3,456,137 shares were voted against this proposal and 1,505,965 shares abstained from voting.

ITEM 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits

      None.

      (b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAPIENT CORPORATION

Date:  August 3, 2001

By: /s/ JERRY A. GREENBERG

Jerry A. Greenberg
Co-Chief Executive Officer
Co-Chairman of the Board

Date:  August 3, 2001

By: /s/ EDWARD G. GOLDFINGER

Edward G. Goldfinger
Chief Financial Officer