Form 10-Q
period 2001-09-30
SAPIENT CORP
filed 2001-11-13
CIK 1008817

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

      Yes ☑                No ☐

      As of November 5, 2001, there were 126,339,867 shares of the registrant’s common stock, $.01 par value, outstanding.

CONSOLIDATED BALANCE SHEETS
SAPIENT CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
SAPIENT CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
SAPIENT CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds; Recent Sales of Unregistered Securities.
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
EX-10.8(A) LOAN MODIFICATION AGREEMENT & WAIVER
EX-10.8(B) SECOND LOAN MODIFICATION AGREEMENT

SAPIENT CORPORATION

INDEX

		Page
		Number

PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	2
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 and 2000	3
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000	4
	Notes to Consolidated Financial Statements	5-9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
PART II.	OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds; Recent Sales of Unregistered Securities	17
Item 6.	Exhibits and Reports on Form 8-K	17
SIGNATURES		18

SAPIENT CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,217	$97,583
Short-term investments	202,559	182,991
Accounts receivable, less allowance for doubtful accounts of $5,289 and $5,433, respectively	59,318	83,403
Unbilled revenues on contracts	8,680	7,154
Income tax receivable	14,995	—
Deferred income taxes	—	8,167
Prepaid expenses and other current assets	9,088	11,634

Total current assets	327,857	390,932
Property and equipment, net	50,044	56,672
Intangible assets	121,523	144,956
Other assets	9,107	11,594

Total assets	$508,531	$604,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,574	$2,100
Accrued expenses	15,171	12,122
Acquisition payable	—	5,573
Accrued restructuring costs, current portion	27,304	—
Accrued compensation	7,122	23,358
Accrued income taxes payable	1,456	10,992
Deferred revenues on contracts	7,770	18,320

Total current liabilities	66,397	72,465
Accrued restructuring costs, net of current portion	29,123	—
Deferred income taxes	—	451
Other long term liabilities	2,739	4,930

Total liabilities	98,259	77,846

Minority interest	634	908

Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 authorized and none issued and outstanding at September 30, 2001 and December 31, 2000	—	—
Common stock, par value $.01 per share, 200,000,000 shares authorized, 126,211,586 and 121,373,675 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	1,262	1,214
Additional paid-in capital	468,353	423,935
Treasury stock, at cost	(145)	—
Deferred compensation	(10,036)	(10,058)
Accumulated other comprehensive loss	(693)	(862)
Retained earnings (deficit)	(49,103)	111,171

Total stockholders’ equity	409,638	525,400

Total liabilities and stockholders’ equity	$508,531	$604,154

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	$69,980	$138,057	$266,407	$364,160

Operating expenses:
Project personnel costs (exclusive of stock-based compensation of $762 and $2,809 for the three and nine months ended September 30, 2001, respectively, and $336 and $537 for the three and nine months ended September 30, 2000, respectively)	51,510	68,183	189,497	177,079
Selling and marketing costs (exclusive of stock-based compensation of $61 and $199 for the three and nine months ended September 30, 2001, respectively, and $15 for the three and nine months ended September 30, 2000, respectively)	5,948	7,986	21,841	23,640
General and administrative costs (exclusive of stock-based compensation of $116 and $741 for the three and nine months ended September 30, 2001, respectively, and $103 and $122 for the three and nine months ended September 30, 2000, respectively)	29,352	38,132	103,611	97,138
Restructuring and other related charges	42,608	—	93,420	—
Amortization of intangible assets	7,504	2,935	20,690	4,576
Stock-based compensation	939	454	3,749	674

Total operating expenses	137,861	117,690	432,808	303,107

Income (loss) from operations	(67,881)	20,367	(166,401)	61,053
Gain on equity investment change in interest	—	—	1,407	—
Other expense	(131)	—	(4,827)	—
Interest income	2,315	3,248	8,011	8,489

Income (loss) before income taxes, net equity loss from investees and minority interest	(65,697)	23,615	(161,810)	69,542
Income tax provision (benefit)	29,030	11,536	(1,726)	29,982

Income (loss) before net equity loss from investees and minority interest	(94,727)	12,079	(160,084)	39,560
Net equity loss from investees	(113)	(93)	(464)	(722)
Minority interest	189	—	274	—

Net income (loss)	$(94,651)	$11,986	$(160,274)	$38,838

Basic net income (loss) per share	$(0.76)	$0.10	$(1.30)	$0.33

Diluted net income (loss) per share	$(0.76)	$0.09	$(1.30)	$0.29

Weighted average common shares	125,346	118,990	123,541	118,325
Weighted average dilutive common share equivalents	—	15,385	—	15,864

Weighted average common shares and dilutive common share equivalents	125,346	134,375	123,541	134,189

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net income (loss)	$(160,274)	$38,838
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Loss recognized on write-down of investments	4,827	—
Gain on equity investment change in interest	(1,407)	—
Depreciation and amortization	14,192	9,428
Amortization of intangible assets	20,690	4,576
Deferred income taxes	7,716	—
Stock-based compensation	3,749	674
Equity received for services rendered	(156)	—
Non-cash restructuring charges	18,707	—
Net equity loss from investees	464	722
Minority interest in net loss of consolidated subsidiary	(274)	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	18,728	(13,392)
(Increase) decrease in unbilled revenues on contracts	(1,526)	4,450
Decrease (increase) in prepaid expenses and other current assets	2,546	(2,228)
Increase in other assets	(244)	(1,623)
Increase (decrease) in accounts payable	5,476	(1,038)
Increase (decrease) in accrued expenses	2,976	(2,147)
Increase in accrued restructuring costs	41,451	—
(Decrease) increase in accrued compensation	(16,236)	7,255
(Decrease) increase in accrued income taxes payable	(3,043)	17,110
(Decrease) increase in deferred revenues on contracts	(5,168)	1,903
(Decrease) increase in other long term liabilities	(1,514)	2,236

Net cash (used in) provided by operating activities	(48,320)	66,764

Cash flows from investing activities:
Purchases of property and equipment	(13,178)	(32,540)
Net cash received from acquisition	—	435
Investments in and advances to affiliates	(962)	(4,304)
Long term investments	(56)	(2,750)
Net purchases of short-term investments	(18,883)	(36,824)

Net cash used in investing activities	(33,079)	(75,983)

Cash flows from financing activities:
Repayments from stockholders for notes receivable	—	71
Proceeds from stock option and purchase plans	17,178	32,960
Repurchase of Company common stock	(145)	—

Net cash provided by financing activities	17,033	33,031

(Decrease) increase in cash and cash equivalents	(64,366)	23,812
Cash and cash equivalents, at beginning of period	97,583	51,582

Cash and cash equivalents, at end of period	$33,217	$75,394

Schedule of non-cash operating activities:
Tax benefit of disqualifying dispositions of stock options	$19,000	$12,800

Schedule of investing and financing activities:
Common stock issued for acquisition of TLG	$14,151	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company’s Annual Report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

      On October 25, 2000, the Company consummated an agreement to acquire The Launch Group Aktiengesellschaft (TLG). Upon consummation, the Company invested approximately $2.2 million in cash directly into TLG for a 75% ownership position. In July 2001, the Company acquired the remaining 25% of TLG in exchange for approximately 2,200,000 shares of the Company’s common stock, of which approximately 1,529,000 shares are restricted and subject to vesting based on continued employment with the Company. On August 28, 2000, the Company acquired all of the outstanding common stock of Human Code, Inc. (Human Code) in exchange for approximately 1,508,000 shares of the Company’s common stock and options to purchase approximately 471,000 shares of the Company’s common stock. These acquisitions were accounted for as purchases and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The results of operations of the acquired companies are included in the Company’s statements of operations from the respective dates of acquisition.

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

(2)  Earnings (Loss) per share

      The following information presents the Company’s computation of basic and diluted EPS for the periods presented in the consolidated statements of operations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income (loss)	$(94,651)	$11,986	$(160,274)	$38,838
Basic net income (loss) per share:
Weighted average common shares outstanding	125,346	118,990	123,541	118,325
Basic net income (loss) per share	$(0.76)	$0.10	$(1.30)	$0.33

Diluted net income (loss) per share:
Weighted average common shares outstanding	125,346	118,990	123,541	118,325
Dilutive stock options	—	15,385	—	15,864

Shares used in computing per share amount	125,346	134,375	123,541	134,189

Diluted net income (loss) per share	$(0.76)	$0.09	$(1.30)	$0.29

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options to purchase approximately 24.5 million and 22.0 million shares of common stock were outstanding during the three and nine months ended September 30, 2001, respectively, but were not included in the computation of diluted EPS because the Company recorded a net loss for the periods. Options to purchase approximately 1.1 million and 2.8 million shares of common stock that were outstanding during the three and nine months ended September 30, 2000, respectively, were not included in the computation of diluted EPS for those periods because the exercise price of the options was greater than the average market price of the Company’s common stock for the periods reported.

(3)  Comprehensive Income (Loss)

      Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting comprehensive income (loss). Comprehensive income (loss) includes net income (loss) as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net income (loss) but rather are reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on investments as components of comprehensive income (loss). Comprehensive income (loss) was $(94.0) million and $12.2 million for the three months ended September 30, 2001 and 2000, respectively, and $(160.1) million and $38.7 million for the nine months ended September 30, 2001 and 2000, respectively.

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

(5)  Restructuring and Other Related Charges

      During the three months ended March 31, 2001, the Company recorded restructuring and other related charges of $47.3 million, consisting of $11.9 million for workforce reductions, $33.3 million for consolidation of facilities and $2.1 million for other depreciable assets. The market for advanced technology consulting services has declined significantly since December 31, 2000. The Company took major steps to reduce its costs to better align its overall cost structure and organization with anticipated demand for its services. This restructuring plan resulted in the termination of approximately 750 employees, none of whom remained employed by the Company as of March 31, 2001. 73% of the terminated employees were project personnel, 4% were selling and marketing personnel and 23% were general and administrative personnel. The restructuring plan included closing the Sydney, Australia office and consolidating office space in other cities where the Company had multiple office locations. Estimated costs for the consolidation of facilities comprise contractual rental commitments for office space being vacated and related costs, in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 411,000 square feet, all of which was vacated as of September 30, 2001. Due to declining rental markets, the Company currently does not expect to sub-lease certain office space as quickly or at rates as high as originally anticipated, resulting in additional restructuring charges of $2.4 million and $5.7 million for these facilities in the second and third quarter of 2001, respectively, for a total charge of $55.4 million for this restructuring plan.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The total cash outlay for the restructuring and other related activities announced in March 2001 is expected to be approximately $47.9 million. The remaining $7.5 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs and leasehold improvements for facilities being vacated. As of September 30, 2001, $20.2 million of cash had been expended for this initiative, of which approximately $1.0 million was expended for lease termination payments. An additional $2.8 million cash outlay is expected during fourth quarter of 2001, and the remaining cash outlay of approximately $24.9 million, primarily related to real estate rental obligations, is expected to occur over the next ten years.

      In connection with a further restructuring of its operations announced in July 2001, the Company recorded restructuring and other related charges of $38.0 million, consisting of $11.7 million for workforce reductions, $23.5 million for consolidation of facilities and $2.8 million for other depreciable assets, of which $1.1 million was recorded in the second quarter of 2001. The Company reduced its headcount by approximately 390 employees, principally in North America. The Company also announced the cessation of its game development business, which will result in an additional headcount reduction of 111 employees. In total, this restructuring plan will result in the termination of approximately 501 employees, of which 75 employees remained employed with the Company as of September 30, 2001, whom we expect to terminate in the fourth quarter of 2001 upon completion of project assignments. 76% of the terminated employees are project personnel, 7% are selling and marketing personnel and 17% are general and administrative personnel. The restructuring plan included consolidating additional office space in cities where the Company had multiple office locations. Estimated costs for the consolidation of facilities comprise contractual rental commitments for office space being vacated and related costs, in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations will be approximately 228,000 square feet, of which approximately 91% was vacated as of September 30, 2001.

      The total cash outlay for the restructuring and other related activities announced in July 2001 is expected to be approximately $26.8 million. The remaining $11.2 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs and leasehold improvements for facilities being vacated. As of September 30, 2001, $11.1 million of cash had been expended for this initiative, of which approximately $592,000 was expended for lease termination payments. An additional $2.7 million cash outlay is expected during the fourth quarter of 2001, and the remaining cash outlay of approximately $13.0 million, primarily related to real estate rental obligations, is expected to occur over the next ten years.

      Restructuring and other related activities as of September 30, 2001 were as follows (in thousands):

				Utilized
	Original	Additional				Balance
	Charge	Charge	Adjustments	Non-Cash	Cash	9/30/01

Workforce	$11,948	$11,691	$—	$(42)	$(20,677)	$2,920
Facilities	33,285	23,549	8,069	(751)	(10,645)	53,507
Depreciable assets	2,109	2,769	—	(4,878)	—	—

	$47,342	$38,009	$8,069	$(5,671)	$(31,322)	$56,427

Current accrued restructuring costs						27,304

Non-current accrued restructuring costs						$29,123

(6)  Gain on Equity Investment Change in Interest

      During the nine months ended September 30, 2001, the Company’s equity ownership percentage in Dream Incubator, Inc. (DI) was diluted from 19% to approximately 17%. The dilution was due to the sale by

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DI of shares to new investors which occurred at a higher share price than the Company previously paid. The Company recorded a $1.4 million gain as a result of the change in equity interest.

(7)  Other Expense

      For the three and nine months ended September 30, 2001, the Company recorded $131,000 and $4.8 million, respectively, in charges to write down certain investments to their current fair value, because the decline in the value of these investments was considered to be other than temporary.

(8)  Income Taxes

      The Company has deferred tax assets which have arisen primarily as a result of operating losses incurred in 2001, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. As a result of current year operating losses to date, anticipated additional operating losses for the fourth quarter of 2001 and uncertainty as to the extent and timing of profitability in future periods, the Company recorded a full valuation allowance during the three months ended September 30, 2001. At September 30, 2001, the Company has available unused operating loss carryforwards which may be applied against future taxable income. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

(9)  Geographic Data

      Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated statements of operations and the consolidated balance sheets:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:
United States	$50,599	$113,299	$209,169	$333,094
International	19,381	24,758	57,238	31,066

Total Revenues	$69,980	$138,057	$266,407	$364,160

	September 30,	December 31,
	2001	2000

Long-lived assets:
United States	$165,863	$196,367
International	5,704	5,261

Total long-lived assets	$171,567	$201,628

      For the three and nine months ended September 30, 2001, Sapient Ltd., the Company’s UK subsidiary, had revenues of $14.5 million and $44.1 million, respectively, or 75% and 77%, respectively, of total international revenues.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)  New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” (SFAS 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will therefore be adopted by the Company, as required, on January 1, 2002. The impact of SFAS 141 and SFAS 142 on the Company’s financial statements has not yet been determined.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes FASB Statement No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will therefore be adopted by the Company, as required, on January 1, 2002. The impact of SFAS 144 on the Company’s financial statements has not yet been determined.

SAPIENT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

      We are a leading business and technology consultancy that helps large companies achieve explicit business outcomes through the rapid application and support of advanced information technology primarily on a fixed-price basis. We are focused on delivering business value to our clients by understanding the key business problems they face and by solving those problems. We create value for our clients through our combination of broad skills, fixed price approach, speed and reliability, advanced technology capabilities, and our culture. We are able to successfully deliver these solutions in the form and within the timeframe we promise to our clients because of our many years of experience with large-scale program management and fixed-price delivery.

      Our revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter. Certain significant estimates which may cause our revenues and earnings to fluctuate include estimated costs to complete long term contracts, the allowance for doubtful accounts, the estimated fair value of equity instruments received for services and from investments, whether any decline in the estimated fair value of such equity instruments is other than temporary, expected future cash flows used to evaluate the recoverability of long-lived assets and expected taxable income or loss used to compute our effective tax rate. These items are constantly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future.

      On October 25, 2000, we consummated an agreement to acquire TLG. Upon consummation, we invested approximately $2.2 million in cash directly into TLG for a 75% ownership position. In July 2001, we acquired the remaining 25% of TLG in exchange for approximately 2,200,000 shares of our common stock, of which approximately 1,529,000 shares are restricted and subject to vesting based on continued employment with the Company. On August 28, 2000, we acquired all of the outstanding common stock of Human Code in exchange for approximately 1,508,000 shares of our common stock and options to purchase approximately 471,000 shares of our common stock. These acquisitions were accounted for as purchases and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The results of operations of the acquired companies are included in our statements of operations from the respective dates of acquisition.

      On August 28, 2000, we distributed a two-for-one stock split effected as a 100% stock dividend. Our financial statements and all of the share numbers contained in this Quarterly Report have been restated for all periods presented to reflect the effect of this stock split.

      Our revenue is derived from business and technology consulting services. Although we have historically experienced growth in our revenues, the market for advanced technology consulting services has declined significantly since December 31, 2000. As a result of this decline, our revenues for the three and nine months ended September 30, 2001 decreased 49% and 27%, respectively, from our revenues for the three and nine months ended September 30, 2000, and our net income declined from $12.0 million for the three months ended September 30, 2000 to a net loss of $94.7 million for the three months ended September 30, 2001 and declined from a net income of $38.8 million for the nine months ended September 30, 2000 to a net loss of $160.3 million for the nine months ended September 30, 2001. We expect to experience a further decline in our revenues and a net loss for the quarter ended December 31, 2001, which could continue into future quarters.

      We recorded a restructuring charge during the three months ended March 31, 2001 of approximately $47.3 million, which consisted of severance and related expenses from the reduction in our workforce, the consolidation of our office space in certain cities where we had multiple office locations and other charges related to the Sydney, Australia office closing. This restructuring plan resulted in the termination of approximately 750 employees; 73% of the terminated employees were project personnel, 4% were selling and marketing personnel and 23% were general and administrative personnel. Due to declining rental markets, we currently do not expect to sub-lease certain office space as quickly or at rates as high as originally anticipated, resulting in additional restructuring charges of $2.4 million and $5.7 million for facilities in the second and third quarter of 2001, respectively, for a total charge of $55.4 million for this restructuring plan.

      In connection with a further restructuring of our operations announced in July 2001, we recorded a restructuring charge of approximately $38.0 million, which consisted of severance and related expenses from the reduction in our workforce, and other costs related to office space consolidations, of which $1.1 million was recorded in the second quarter of 2001. This restructuring plan will result in the termination of approximately 501 employees; 76% of the terminated employees are project personnel, 7% are selling and marketing personnel and 17% are general and administrative personnel. 426 of these employees have been terminated as of September 30, 2001, and we expect to terminate the remaining 75 people in the fourth quarter of 2001.

Results of Operations

      The following table sets forth the percentage of revenues of certain items included in our consolidated statements of operations:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	100%	100%	100%	100%

Operating expenses:
Project personnel costs	74	49	71	49
Selling and marketing costs	8	6	8	6
General and administrative costs	42	28	39	27
Restructuring and other related charges	61	—	35	—
Amortization of intangible assets	11	2	8	1
Stock-based compensation	1	—	1	—

Total operating expenses	197	85	162	83

Income (loss) from operations	(97)	15	(62)	17
Gain on equity investment change in interest	—	—	—	—
Other expense	—	—	(2)	—
Interest income	3	2	3	2

Income (loss) before income taxes, net equity loss from investees and minority interest	(94)	17	(61)	19
Income tax provision (benefit)	41	8	(1)	8

Income (loss) before net equity loss from investees and minority interest	(135)	9	(60)	11
Net equity loss from investees	—	—	—	—
Minority interest	—	—	—	—

Net income (loss)	(135)%	9%	(60)%	11%

     Revenues

      Revenues for the three months ended September 30, 2001 decreased 49% from revenues for the three months ended September 30, 2000. For the nine months ended September 30, 2001, revenues decreased 27% from the comparable period of the prior year. The decrease in revenues was primarily attributable to a decline in the demand for our services in the United States. For the three months ended September 30, 2001, our five largest clients accounted for approximately 25% of our revenues, compared to 29% of revenues for the three months ended September 30, 2000. For each of the nine months ended September 30, 2001 and 2000, our five largest clients accounted for approximately 25% of our revenues. During each of the three months and nine months ended September 30, 2001 and 2000, no client accounted for more than 10% of revenues.

     Project Personnel Costs

      Project personnel costs consist principally of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client. These project personnel costs represent the most significant expense we incur in providing our services. Project personnel costs increased as a percentage of revenues to 74% and 71% for the three and nine months ended September 30, 2001, respectively, compared to 49% of revenues for both the three and nine months ended September 30, 2000, due to lower billable utilization of project personnel and the overall decline in our revenues. The decrease in project personnel costs for the three months ended September 30, 2001 was primarily due to a decrease in the number of project personnel from 2,452 at September 30, 2000 to 1,807 at September 30, 2001. The increase in project personnel costs for the nine months ended September 30, 2001 was primarily due to higher compensation for project personnel and the high number of project personnel that we employed at the beginning of the year, which decreased during the period as a result of the restructuring actions.

     Selling and Marketing Costs

      Selling and marketing costs consist principally of salaries, employee benefits, travel expenses of selling and marketing personnel and promotional costs. Selling and marketing costs increased as a percentage of revenues to 8% for the three and nine months ended September 30, 2001, compared to 6% for the three and nine months ended September 30, 2000. The increase was primarily due to increased efforts to develop our revenue pipeline. The number of selling and marketing personnel decreased from 141 at September 30, 2000 to 95 at September 30, 2001, which resulted in a decrease in selling and marketing costs for the three and nine months ended September 30, 2001.

     General and Administrative Costs

      General and administrative costs relate principally to salaries and employee benefits associated with our management, finance and administrative groups, including personnel devoted to recruiting and training project personnel, and occupancy expenses. General and administrative costs increased as a percentage of revenues to 42% and 39% for the three and nine months ended September 30, 2001, respectively, compared to 28% and 27% for the three and nine months ended September 30, 2000, respectively. The increase was due primarily to developing infrastructure for expected revenue growth which did not materialize. The decrease in general and administrative costs for the three months ended September 30, 2001 was primarily due to a decrease in the number of employees, a decrease in occupancy costs and depreciation costs related to the consolidation of our office space, and other cost saving measures. General and administrative costs increased slightly for the nine months ended September 30, 2001, due to costs incurred prior to our restructuring initiatives announced in March and July 2001. General and administrative personnel decreased from 617 at September 30, 2000 to 462 at September 30, 2001. Our total headcount decreased from 3,210 at September 30, 2000 to 2,364 at September 30, 2001. Total occupancy at September 30, 2001 was approximately 608,000 square feet, compared to approximately 818,000 square feet at September 30, 2000. The square footage decreased throughout the third quarter of 2001 as we vacated office space in connection with our restructuring activities.

     Restructuring and Other Related Charges

      During the three months ended March 31, 2001, we recorded restructuring and other related charges of $47.3 million, consisting of $11.9 million for workforce reductions, $33.3 million for consolidation of facilities and $2.1 million for other depreciable assets. The market for advanced technology consulting services has declined significantly since December 31, 2000. We took major steps to reduce our costs to better align our overall cost structure and organization with anticipated demand for our services. This restructuring plan resulted in the termination of approximately 750 employees, none of whom remained employed by us as of March 31, 2001. 73% of the terminated employees were project personnel, 4% were selling and marketing personnel and 23% were general and administrative personnel. The restructuring plan also included closing the Sydney, Australia office and consolidating office space in other cities where we had multiple office locations. Estimated costs for the consolidation of facilities comprise contractual rental commitments for office space being vacated and related costs, in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 411,000 square feet, all of which was vacated as of September 30, 2001. Due to declining rental markets, we currently do not expect to sub-lease certain office space as quickly or at rates as high as originally anticipated, resulting in additional restructuring charges of $2.4 million and $5.7 million for these facilities in the second and third quarter of 2001, respectively, for a total charge of $55.4 million for this restructuring plan.

      We realized cost savings from the March 2001 restructuring actions of approximately $40.0 million for the nine months ended September 30, 2001, and we expect cost savings of $60.0 to $65.0 million on an annualized basis, of which approximately 60% relates to project personnel costs, 3% relates to selling and marketing costs and 37% relates to general and administrative costs, including facilities.

      In connection with a further restructuring of our operations announced in July 2001, we recorded restructuring and other related charges of $38.0 million, consisting of $11.7 million for workforce reductions, $23.5 million for consolidation of facilities and $2.8 million for other depreciable assets, of which $1.1 million was recorded in the second quarter of 2001. The Company reduced its headcount by approximately 390 employees, principally in North America. The Company also announced the cessation of its game development business, which will result in an additional headcount reduction of 111 employees. In total, this restructuring plan will result in the termination of approximately 501 employees, of which 75 employees remained employed with us as of September 30, 2001, whom we expect to terminate in the fourth quarter of 2001 upon completion of project assignments. 76% of the terminated employees are project personnel, 7% are selling and marketing personnel and 17% are general and administrative personnel. The restructuring plan included consolidating additional office space in cities where we had multiple office locations. Estimated costs for the consolidation of facilities comprise contractual rental commitments for office space being vacated and related costs, in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations will be approximately 228,000 square feet, of which approximately 91% was vacated as of September 30, 2001.

      We realized cost savings from the July 2001 restructuring actions of approximately $13.0 million in the third quarter of 2001, and we expect cost savings of $56.0 million on an annualized basis, of which approximately 60% relates to project personnel costs, 6% relates to selling and marketing costs and 34% relates to general and administrative costs, including facilities.

      Restructuring and other related activities as of September 30, 2001 were as follows (in thousands):

				Utilized
	Original	Additional				Balance
	Charge	Charge	Adjustments	Non-Cash	Cash	9/30/01

Workforce	$11,948	$11,691	$—	$(42)	$(20,677)	$2,920
Facilities	33,285	23,549	8,069	(751)	(10,645)	53,507
Depreciable assets	2,109	2,769	—	(4,878)	—	—

	$47,342	$38,009	$8,069	$(5,671)	$(31,322)	$56,427

Current accrued restructuring costs						27,304

Non-current accrued restructuring costs						$29,123

     Amortization of Intangible Assets

      Amortization of intangible assets consists principally of amortization of marketing assets, customer lists, assembled workforce and other employee items, developed technology and goodwill resulting from our acquisitions. The increase in amortization of intangible assets for the three and nine months ended September 30, 2001 over the comparable periods in 2000 was primarily related to our acquisition of Human Code in August 2000. See page 16 for “New Accounting Pronouncements”.

     Stock-Based Compensation

      Stock-based compensation consists of expenses for deferred compensation associated with the Human Code, TLG and Adjacency, Inc. (Adjacency) acquisitions. In connection with the acquisition of Human Code, we assumed the outstanding options granted under the Human Code 1994 Stock Option/ Stock Issuance Plan. The options vest ratably over periods up to four years. We recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options, of which $2.0 million has not been amortized as of September 30, 2001. In connection with the termination of certain Human Code employees to whom the deferred compensation relates, $3.1 million was reversed through additional paid-in-capital in the first quarter of 2001. In connection with the termination of additional Human Code employees in July 2001, an additional $2.9 million of deferred compensation was reversed through additional paid-in-capital in the third quarter of 2001. The remaining deferred compensation is expected to be charged to operations at the rate of approximately $275,000 for the fourth quarter of 2001, $250,000 per quarter for the next four quarters, and $725,000 in total thereafter, spread over approximately four quarters.

      In connection with the TLG acquisition, we issued $10.0 million of restricted common stock in July 2001, which will be amortized over the vesting period of 4.75 years commencing on the date of acquisition. We expect this charge to be approximately $527,000 per quarter for the next fifteen quarters, or $2.1 million annually.

      Prior to our acquisition of Adjacency in March 1999, Adjacency granted stock options at below fair market value. The options were granted in November 1998 with a three-year vesting schedule commencing on the date of employment. The deferred compensation has been fully amortized as of September 30, 2001.

     Gain on Equity Investment Change in Interest

      During the nine months ended September 30, 2001, our equity ownership percentage in DI was diluted from 19% to approximately 17%. The dilution was due to the sale by DI of shares to new investors, which occurred at a higher share price than we previously paid. We recorded a $1.4 million gain as a result of the change in equity interest.

     Other Expense

      For the three and nine months ended September 30, 2001, we recorded $131,000 and $4.8 million, respectively, in charges to write down certain investments to their current fair value because the decline in the value of these investments was considered to be other than temporary.

     Interest Income

      Interest income was derived primarily from investments of the proceeds from our public stock offerings and cash provided by operations, which were invested primarily in tax-exempt, short-term municipal bonds, commercial paper and U.S. government securities. The decrease in interest income for the three months ended September 30, 2001 over the comparable period in 2000 was due to the decrease in the average cash and investment balances and lower interest rates.

     (Benefit) Provision for Income Taxes

      We have deferred tax assets which have arisen primarily as a result of operating losses incurred in 2001, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. As a result of current year operating losses to date, anticipated additional operating losses for the fourth quarter of 2001 and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance during the three months ended September 30, 2001, resulting in income tax expense of $29.0 million and income tax benefit for the nine months ended September 30, 2001 of $1.7 million. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

     Net Equity Loss from Investees

      Net equity loss from investees for the three months ended September 30, 2001 and 2000 was approximately $113,000 and $93,000, respectively. This consisted of net losses from Sapient S.p.A. of approximately $64,000 and from DI of approximately $49,000 for the three months ended September 30, 2001 and net losses from Sapient S.p.A. of approximately $93,000 for the three months ended September 30, 2000. Net equity loss from investees for the nine months ended September 30, 2001 and 2000 was approximately $464,000 and $722,000, respectively. This consisted of net losses from Sapient S.p.A. of approximately $240,000 and from DI of approximately $224,000 for the nine months ended September 30, 2001 and net losses from Sapient S.p.A. of approximately $722,000 for the nine months ended September 30, 2000.

     Minority Interest

      Minority interest income for the three and nine months ended September 30, 2001 was approximately $189,000 and $274,000, respectively, related to DI’s 12% interest in our Japanese subsidiary’s losses. DI acquired this interest in October 2000.

     Liquidity and Capital Resources

      We have primarily funded our operations from cash flow generated from operations and the proceeds from our public stock offerings. In addition, we have a bank revolving line of credit providing for borrowings of up to $5.0 million. Borrowings under this line of credit, which expires on August 30, 2002, bear interest at the bank’s prime rate. The line of credit includes covenants relating to the maintenance of certain financial ratios, and limits the payment of dividends. At September 30, 2001, we had no bank borrowings outstanding. Letters of credit of $3.7 million were outstanding under the agreement.

      We invest predominantly in instruments that are highly liquid, investment grade securities. At September 30, 2001, we had approximately $235.8 million in cash, cash equivalents and short-term investments, compared to $280.6 million at December 31, 2000.

      Cash used in operating activities was $48.3 million for the nine months ended September 30, 2001. This resulted primarily from a net loss of $160.3 million, decreases in accrued compensation of $16.2 million, deferred revenues on contracts of $5.2 million and income taxes payable of $3.0 million, offset by net non-cash charges of $49.8 million, non-cash restructuring charges of $18.7 million, increases in accrued restructuring charges of $41.5 million, increases in accounts payable and accrued expenses of $8.5 million and decreases in accounts receivable of $18.7 million. Overall, the change was primarily due to the market decline for advanced technology services, which resulted in a net loss.

      Cash used in investing activities was $33.1 million for the nine months ended September 30, 2001. This was due primarily to capital expenditures of $13.2 million for significant expansion of our office space and computer equipment purchases prior to our restructuring initiatives, investments in and advances to affiliates of $1.0 million and purchases of short-term investments (net of maturities) of $18.9 million.

      Cash provided by financing activities was $17.0 million for the nine months ended September 30, 2001, as a result of cash provided from the sale of common stock through our employee stock purchase plan and the exercise of stock options of $17.2 million, offset by the repurchase of our common stock of $145,000.

      On September 20, 2001, we announced a stock repurchase program of up to $25.0 million over the next year. This program became effective immediately. Any purchases under our stock repurchase program may be made from time-to-time, in the open market, through block trades or otherwise.

      The total cash outlay for the restructuring and other related activities announced in March 2001 is expected to be approximately $47.9 million. The remaining $7.5 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs and leasehold improvements for facilities being vacated. As of September 30, 2001, $20.2 million of cash had been expended for this initiative, of which approximately $1.0 million was expended for lease termination payments. An additional $2.8 million cash outlay is expected during the fourth quarter of 2001, and the remaining cash outlay of approximately $24.9 million, primarily related to real estate rental obligations, is expected to occur over the next ten years.

      The total cash outlay for the restructuring and other related activities announced in July 2001 is expected to be approximately $26.8 million. The remaining $11.2 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs and leasehold improvements for facilities being vacated. As of September 30, 2001, $11.1 million of cash had been expended for this initiative, of which approximately $592,000 was expended for lease termination payments. An additional $2.7 million cash outlay is expected during the fourth quarter of 2001, and the remaining cash outlay of approximately $13.0 million, primarily related to real estate rental obligations, is expected to occur over the next ten years.

      We believe that borrowings available under our revolving line of credit, existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital, capital expenditure, restructuring, and stock repurchase program requirements for at least the next 18 months.

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” (SFAS 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will therefore be adopted by us, as required, on January 1, 2002. The impact of SFAS 141 and SFAS 142 on our financial statements has not yet been determined.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes FASB Statement No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will therefore be adopted by us, as required, on January 1, 2002. The impact of SFAS 144 on our financial statements has not yet been determined.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      We own certain money market funds, short-term municipal bonds, commercial paper and U.S. government securities that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations. None of these market-risk sensitive instruments are held for trading purposes. We do not own derivative instruments in our investment portfolio.

PART II

OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds; Recent Sales of Unregistered Securities.

      (a)  There has been no change to the information previously provided by us on Form SR for the period ended July 3, 1996, as amended, relating to securities sold by us pursuant to Registration Statements on Form S-1 (Registration Nos. 333-1586 and 333-3204).

      (b)  In connection with our acquisition of the remaining 25% of TLG in July 2001, we issued 2,200,000 shares of our common stock, of which approximately 1,529,000 shares are restricted and subject to vesting based on continued employment with the Company. The issuance of such shares was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, because it did not involve a public offering of securities.

Item 6.     Exhibits and Reports on Form 8-K.

      (a)  Exhibits

Exhibit
Number	Description

10.8(a)	Loan Modification Agreement and Waiver dated June 29, 2001 with Fleet Boston, N.A.
10.8(b)	Second Loan Modification Agreement dated August 30, 2001 with Fleet Boston, N.A.

      (b)  Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAPIENT CORPORATION

Date: November 13, 2001	By: /s/ JERRY A. GREENBERG Jerry A. Greenberg Co-Chief Executive Officer Co-Chairman of the Board

Date: November 13, 2001	By: /s/ EDWARD G. GOLDFINGER Edward G. Goldfinger Chief Financial Officer