Form 10-K
period 2001-12-31
SAPIENT CORP
filed 2002-03-25
CIK 1008817

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-28074

Sapient Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3130648
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

ONE MEMORIAL DRIVE, CAMBRIDGE, MA 02142

(Address of Principal Executive Offices) (Zip Code)

(617) 621-0200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     ☐

      The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $391,565,000 on March 15, 2002 based on the last reported sale price of the Company’s common stock on the Nasdaq National Market on March 15, 2002. There were 126,740,115 shares of common stock outstanding as of March 15, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 6, 2002 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Report.

SAPIENT CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2001

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Annual Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Annual Report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” and elsewhere in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Annual Report was first filed with the SEC and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

PART I

Item 1. Business

General

      Sapient, a leading business and technology consultancy, helps Global 2000 clients achieve explicit business outcomes through the rapid application and support of advanced information technology, primarily on a fixed-price basis. We are focused on delivering business value to our clients by understanding the key business problems they face and by solving those problems. We create value for our clients through our combination of broad skills, fixed price approach, speed and reliability, and our culture. Our many years of experience with large-scale program management and fixed-price delivery enable us to successfully deliver our solutions in the form and within the timeframe we promise to our clients.

      Our global presence enables us to understand and address the business issues that our clients are facing in both local and global contexts. In addition to offices in 10 cities throughout the United States, we have offices in Düsseldorf, London, Munich, New Delhi, Tokyo and Toronto, and we are a 50% owner of a consulting joint venture in Milan. Our global distributed delivery model, which is primarily operated through our office in New Delhi, allows us to provide high-quality solutions at a lower cost and the ability to work 24 hours each day across multiple time zones, by utilizing India’s highly skilled technology specialists. Further information about our international operations is located in Note 2(s) in the Notes to Consolidated Financial Statements included in this Annual Report. We employed approximately 2,100 people worldwide as of March 15, 2002.

      We deliver our services primarily through six industry business units: financial services; technology and communications; consumer and transportation; automotive and industrial services; public services; and energy services. Through this industry alignment, we have developed an extensive understanding of our clients’ markets that helps us to effectively address the market dynamics and business opportunities that our clients face.

      Sapient was incorporated in Delaware in 1991. Our executive offices are located at One Memorial Drive, Cambridge, MA 02142, and our telephone number is (617) 621-0200. Our stock is traded on the Nasdaq National Market under the symbol “SAPE” and is included in the Standard & Poor’s (S&P) 500 Index. Our Internet address is http://www.sapient.com. Material contained on our website is not incorporated by reference into this Annual Report. Unless the context otherwise requires, references in this Annual Report to “Sapient,” “we,” “us” or “our” refer to Sapient Corporation and its subsidiaries.

Our Services and Approach

      Our primary focus is to understand the business problems that our clients are facing and provide the solutions that enable our clients to solve those problems. Our solutions are designed to deliver tangible business value to clients in the form of increased revenues, reduced costs and more effective utilization of assets. Our clients turn to us for assistance with business needs such as leveraging advanced technology to generate revenues and gain cost reductions and operational efficiencies, revising their business model and processes to take advantage of advanced technology and integrating advanced technology solutions across multiple platforms and with existing legacy systems. We believe the following elements of our approach are key to providing effective solutions to our clients and are key differentiators which distinguish us from our competitors:

We are outcome driven. We build our delivery teams and approach to produce the right solutions and the right results for our clients. We focus on explicit business outcomes that our clients can achieve through our solutions, and we define our success by whether those outcomes are reached. For the last decade, we have helped many of the world’s top companies realize significant value from their technology investments. Our culture is engineered around client value. It is collaborative, forthright and characterized by a determination to do whatever it takes to deliver results.

We have a unique approach. The Sapient Approach, which has been refined and improved continuously for 11 years, is designed to ensure the success of our clients’ technology investments. It is structured around an initial set of workshops (Fusions) that create alignment and momentum across all business and technology users. We bring our multi-disciplinary skills to bear on all phases of our client work. We offer clients the opportunity to use our global distributed delivery model. Through our global distributed delivery model, we are able to create high-value solutions for our clients quickly and at a competitive cost advantage. With team members located across different time zones, we are able to work 24 hours each day for design and implementation. The quality of our solutions is enhanced by utilizing India’s highly skilled technology specialists. This model also allows us to deliver solutions to our clients at a lower cost, thereby increasing overall value.

We deliver solutions with speed and reliability. We discover, assess, plan and deliver solutions at speed, while they still matter. From our industry-specific expertise that provides us with an understanding of the threats and opportunities our clients face, to our focused approach to project planning and delivery, we have built our capabilities around rapid delivery. Our rapid and iterative workshop-based approach to building client consensus and our around-the-clock delivery timescales through global distributed delivery also contribute to our ability to work quickly.

We are focused on advanced technology. Through our work in merging the best of advanced technology with the still-valuable components of legacy systems, we create value by capturing the advantages of advanced technologies. We have a long history of delivering advanced technology solutions, including eleven years’ experience with client/server technologies, more than seven years’ experience with Internet solutions, more than five years’ experience with wireless and three years’ experience with broadband solutions. We also have extensive experience working with other technology companies and integrating their solutions.

We understand people. Technology solutions deliver real business value only if they are designed with a deep understanding of the people who have to use the technology. Through our user research, strategy and design capabilities, we ensure that our client solutions are effectively adopted by their intended audiences.

We have a fixed price and time mentality. Since 1991, we have been delivering large, complex projects on a fixed-price basis. Our extensive experience with these types of engagements has enabled us to successfully deliver solutions at the price and within the timeframe we have promised to our clients.

      The principal risks and uncertainties facing our business, operations and financial condition are discussed in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” on page 27 of this Annual Report.

People and Culture

      We have developed a strong corporate culture that is critical to our success. Our core values are client-focused delivery, leadership, relationships, creativity, openness and people growth.

      To encourage the achievement of these core values, we reward teamwork and promote individuals who demonstrate these values. Also, we have an intensive orientation program for new employees to introduce them to our core values, as well as a number of internal communications and training initiatives defining and promoting these core values. We believe that our low voluntary employee turnover rates and overall success are attributable, in large part, to the high caliber of our employees and our commitment to maintaining the values on which our success has been based.

      As of December 31, 2001, we had 2,427 full-time employees, composed of 1,882 project personnel, 453 general and administration personnel and 92 sales and marketing personnel. As a result of a planned reduction in our workforce which occurred in February 2002, we had 2,105 full-time employees as of March 15, 2002, composed of 1,627 project personnel, 385 general and administrative personnel and 93 sales and marketing personnel. None of our employees are subject to a collective bargaining agreement. We believe that we have good relationships with our employees.

Selling and Marketing

      The role of Sapient’s marketing program is to create and sustain preference and loyalty among our clients for Sapient as their preferred business and technology consultants. Marketing is performed at the corporate and industry business unit levels.

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

      Our sales professionals are primarily organized along our six industry business units. We believe that the industry focus of our sales professionals and of our industry business unit marketing teams enhances their knowledge and expertise in these industries and generates additional client engagements.

      We are also continuing to actively build relationships and strategic alliances with other technology companies and packaged technology vendors. These relationships involve a wide range of joint activities, including working jointly on client engagements, evaluating and recommending each other’s technology solutions to customers, and training and transferring knowledge regarding each other’s solutions. We believe that these relationships and strategic alliances will enable us to provide better delivery and value to our existing clients and will attract new clients through referrals and joint engagements.

      Our written agreements with our clients contain varying terms and conditions, including in some instances the right of the client to terminate the agreement with limited advance notice or penalty. We do not believe it is generally appropriate to characterize these agreements as backlog.

Competition

      The markets for the services we provide are highly competitive. We believe that we currently compete principally with large accounting and consulting firms and systems consulting and implementation firms. We compete to a lesser extent with specialized e-business consulting firms, offshore outsourcing companies, strategy consulting firms, other packaged technology vendors and our clients’ own internal information systems groups. Some of our competitors have significantly greater financial, technical and marketing resources, and generate greater revenues and have greater name recognition, than we do. These competitors are often able to offer greater scale and breadth of products and services, which in some instances has enabled them to significantly discount their services in exchange for revenues in other areas or at later dates.

      We believe that the principal competitive factors in our markets include: ability to solve business problems; expertise and talent with advanced technologies; global presence; quality and speed of delivery; price of solutions; industry knowledge; user experience and sophisticated project and program management capability.

      We believe that we compete favorably when considering these factors and that our willingness and ability to rapidly deliver business value to our clients through advanced technology solutions on a fixed-price basis distinguishes us from our competitors.

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

Item 2. Properties

      Our headquarters and principal administrative, finance, selling and marketing operations are located in approximately 88,000 square feet of leased office space in Cambridge, Massachusetts. We also lease offices in New York (2), San Francisco, Chicago, Atlanta, Dallas, Los Angeles, Washington D.C., Denver, Houston, Düsseldorf, London, Munich, New Delhi, Tokyo and Toronto. In connection with the restructuring plan announced on February 26, 2002, we will further reduce our office space at each of our office locations in the United States.

Item 3. Legal Proceedings

      We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable.

Executive Officers of Sapient

      Below are the name, age and principal occupations for the last five years of each executive officer of Sapient, as of March 15, 2002. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Sheeroy D. Desai	36	Mr. Desai joined Sapient in 1991 and has served as Executive Vice President since September 1994. Mr. Desai served as Co-Chief Operating Officer from October 1999 until May 2000, and has served as Chief Operating Officer since April 2001.
Jerry A. Greenberg	36	Mr. Greenberg co-founded Sapient in 1991 and has served as Co-Chairman of the Board of Directors and Co-Chief Executive Officer and as a director since Sapient’s inception.
Steven J. Hoffman	48	Mr. Hoffman joined Sapient in January 2001 as Senior Vice President. Prior to joining Sapient, Mr. Hoffman served as President of Concrete Media, Inc., a business consulting company, from January 2000 to July 2000, and as Managing Director of Exchange Partners LLC, a business consulting company, from May 1996 to January 2000.
Susan D. Johnson	36	Ms. Johnson joined Sapient in February 1994 and served as Chief Financial Officer from February 1994 until January 2000. Ms. Johnson served as Senior Vice President from January 2000 to February 2002. Ms. Johnson resumed the position of Chief Financial Officer in February 2002.
J. Stuart Moore	40	Mr. Moore co-founded Sapient in 1991 and has served as Co-Chairman of the Board of Directors and Co-Chief Executive Officer and as a director since Sapient’s inception.
Jane E. Owens	48	Ms. Owens joined Sapient in September 2000 as Senior Vice President, General Counsel and Secretary. Prior to joining Sapient, Ms. Owens served as Senior Vice President, General Counsel and Secretary of the Dial Corporation, a consumer products company, from May 1997 to September 2000, and as Vice President, General Counsel and Assistant Secretary of the Timberland Company, an apparel company, from September 1992 to May 1997.
Bruce D. Parker	54	Mr. Parker joined Sapient in December 1999 as an Executive Vice President. Mr. Parker has been a director of Sapient since September 1995. From December 1997 until December 1999, Mr. Parker served as Senior Vice President and Chief Information Officer at United Airlines, Inc. From September 1994 to December 1997, Mr. Parker was Senior Vice President — Management Information Systems and Chief Information Officer at Ryder System Inc., a transportation company.

PART II

Item 5.	Market for the Company’s Common Equity and Related Stockholder Matters

  (a) Market Price of Common Stock

      Our common stock is quoted on the Nasdaq National Market under the symbol “SAPE.” The following table sets forth, for the periods indicated, the high and low intraday sale prices for our common stock, and has been adjusted to reflect the two-for-one stock split effected as a 100% stock dividend paid on August 28, 2000.

	High	Low

2000
First Quarter	$75.59	$33.06
Second Quarter	$60.25	$27.25
Third Quarter	$74.53	$40.06
Fourth Quarter	$45.75	$8.94
2001
First Quarter	$19.88	$6.97
Second Quarter	$15.25	$5.23
Third Quarter	$9.80	$3.15
Fourth Quarter	$8.60	$3.54

      On March 15, 2002, the last reported sale price of our common stock was $4.65 per share. As of March 15, 2002, there were approximately 400 holders of record of our common stock and approximately 36,000 beneficial holders of our common stock.

      We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

  (b) Use of Proceeds

      The following information updates the use of proceeds information that we previously provided relating to securities that we sold pursuant to Registration Statements on Form S-1 (Registration Nos. 333-1586 and 333-3204) in connection with our initial public offering, both of which were declared effective on April 3, 1996. During the year ended December 31, 2001, we utilized all of the remaining proceeds from our initial public offering. We used approximately $11.1 million in connection with our restructuring actions and the remaining $17 million in connection with working capital for the operation of our business. None of the proceeds were used as finder’s fees or other payments to any of our directors, officers or other affiliates, except for payments we made in the ordinary course of business to our directors and officers for directors’ fees, salary and bonus out of our working capital.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. The Balance Sheet Data at December 31, 2001 and 2000 and the Statement of Operations Data for the three years ended December 31, 2001 have been derived from the audited Consolidated Financial Statements for such years, included elsewhere in this Annual Report. The Balance Sheet Data at December 31, 1999, 1998 and 1997 and the Statement of Operations Data for the two years ended December 31, 1998 have been derived from the audited Consolidated Financial Statements for such years, not included in this Annual Report.

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Statement of Operations Data(1)(2):
Revenues	$329,698	$503,339	$276,844	$164,872	$92,027
Operating expenses:
Project personnel costs	235,766	249,279	134,638	80,543	44,623
Selling and marketing costs	27,949	33,903	21,429	11,269	6,074
General and administrative costs	131,729	135,424	69,388	41,675	22,571
Restructuring and other related charges	100,640	—	—	—	—
Amortization of intangible assets	28,126	11,328	2,284	687	—
Stock-based compensation	4,449	2,165	2,029	4,499	—
In-process research and development	—	—	—	11,100	—
Acquisition costs	—	—	2,340	—	560

Total operating expenses	528,659	432,099	232,108	149,773	73,828

Income (loss) from operations	(198,961)	71,240	44,736	15,099	18,199
Gain on equity investment change in interest	1,407	—	—	—	—
Other expense	(4,677)	(1,250)	—	—	—
Interest income	9,407	11,678	4,227	2,925	2,058

Income (loss) before income taxes, net equity loss from investees and minority interest	(192,824)	81,668	48,963	18,024	20,257
Income tax provision (benefit)	(3,091)	33,925	18,506	8,660	7,703

Income (loss) before net equity loss from investees and minority interest	(189,733)	47,743	30,457	9,364	12,554
Net equity loss from investees	(499)	(878)	(157)	—	—
Minority interest in net loss of consolidated subsidiary	464	95	—	—	—

Net income (loss)	$(189,768)	$46,960	$30,300	$9,364	$12,554

Basic net income (loss) per share	$(1.53)	$0.39	$0.27	$0.09	$0.13

Diluted net income (loss) per share	$(1.53)	$0.35	$0.24	$0.08	$0.12

Weighted average common shares	124,256	119,191	111,418	104,456	99,148
Weighted average common share equivalents	—	14,573	14,208	10,348	8,332

Weighted average common shares and common share equivalents	124,256	133,764	125,626	114,804	107,480

	December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Balance Sheet Data:
Working capital	$257,818	$318,467	$257,251	$121,779	$76,409
Total assets	474,870	604,154	343,189	182,955	98,867
Long-term debt, less current portion	—	—	—	—	—
Total stockholders’ equity(3)	380,770	525,400	304,959	154,814	82,307

(1)	This selected consolidated financial data gives retroactive effect to our acquisition of Adjacency, Inc. (Adjacency) in March 1999 and EXOR Technologies, Inc. (EXOR) in December 1997, each of which has been accounted for as a pooling-of-interests. As a result of these business combinations, the financial information shown above has been restated to include the accounts and results of operations of Adjacency and EXOR for all periods presented. See Note 14 of Notes to Consolidated Financial Statements.

(2)	All share and per share data have been retroactively adjusted to reflect the two-for-one stock splits effected as 100 percent stock dividends paid on August 28, 2000, November 5, 1999 and March 9, 1998.

(3)	We have never declared or paid any cash dividends.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Our financial results for 2001 declined substantially from our financial results for 2000, due primarily to the decrease in the demand for our services, and the demand, in general, for advanced technology consulting services. This decrease reflected the declining economic climate in the United States in late 2000 and in 2001. As a result of this decrease in demand, our revenues for the year ended December 31, 2001 decreased 34% from our revenues for the year ended December 31, 2000, and our net income declined from $47.0 million for the year ended December 31, 2000 to a net loss of $189.8 million for the year ended December 31, 2001. Our quarterly revenues declined sequentially throughout the year, with our revenues for the three month periods ended March 31, June 30, September 30 and December 31, 2001 decreasing 22%, 20%, 20% and 10%, respectively, from each of the previous quarters. We expect to experience a further decline in our revenues, and flat or declining operating results, for the quarter ended March 31, 2002, which could continue into future quarters. As a result of the losses incurred for the year ended December 31, 2001 and the expected further decline in our revenues in the first quarter of 2002, we reduced our work force in March 2001, July 2001 and February 2002. We also reduced office space in cities throughout the United States and closed our Sydney, Australia office. Although our operating cash flow for the year ended December 31, 2001 resulted in a use of cash of $33.6 million, our cash, cash equivalents and short-term investments at December 31, 2001 were $244.5 million, and we anticipate our balance of cash, cash equivalents and short-term investments to be in excess of $200 million at the end of the first quarter of 2002. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital, capital expenditure and restructuring requirements for at least the next 18 months.

      We cannot predict when the market for advanced technology consulting services will improve. When the market does improve, we cannot predict whether, and to what extent, the demand for our services will increase. We believe that the current lack of demand for advanced technology consulting services will continue during the first part of 2002, and that our operations and financial results will continue to be negatively affected during that period. Any continued decline in our revenues will have a significant impact on our financial results, particularly because a significant portion of our operating costs (such as personnel, rent and depreciation) are fixed in advance of a particular quarter. As a result, despite cost savings realized from our March 2001 and July 2001 restructuring plans, and anticipated cost savings from our additional restructuring actions announced in February 2002, our costs for project personnel, sales and marketing and general and administrative could continue to increase as a percentage of revenues, thereby affecting our operating results. Also, despite the March 2001 and July 2001 restructuring plans, we announced a further reduction in our workforce in February 2002 due to an expected further decline in our revenues and flat or declining operating results for the quarter ended March 31, 2002. As a result of this reduction, we had 2,105 full-time employees as of March 15, 2002, composed of 1,627 project personnel, 385 general and administrative personnel and 93 sales and marketing personnel. We expect to take a restructuring charge in the first quarter of 2002 of approximately $50 to $55 million, which will consist of severance and related expenses from the reduction in workforce, and other charges related to office space consolidations. We expect cost savings from the restructuring plan announced in February 2002 of approximately $4 million in the first quarter of 2002, and approximately $20 million per quarter thereafter upon full implementation of the announced plan.

      Our future revenues and operating results may also fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. In addition, revenues from a large project or client may constitute a significant portion of our total revenues in a particular quarter.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

      A summary of those accounting policies that we believe are most critical to fully understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report.

• Revenue Recognition and Allowance for Doubtful Accounts. We recognize all of our revenue from the provision of professional services under written service contracts with our clients. We derive a significant portion of our revenue from fixed-price, fixed-timeframe contracts. All revenue generated from fixed-price contracts is recognized on the percentage-of-completion method of accounting, based on labor hours incurred to total labor hours. This method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. Our failure to accurately estimate the resources required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price, fixed-timeframe contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We have been required to commit unanticipated additional resources to complete projects in the past, which has resulted in lower than anticipated profitability or losses on those contracts. We may experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the process, which could result in a fixed price that turns out to be too low and, therefore, would adversely affect our business, financial condition and results of operations.

Our project delivery and industry business unit finance personnel continually review labor hours incurred and total labor hours, resulting in revisions to the amount of recognized revenue for a contract. If we do not accurately estimate the resources required or the scope of work to be performed for a contract or we do not manage the project properly within the planned time period, then we may recognize a loss on the contract. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined.

All revenue from time-and-materials contracts is recognized as services are provided. In some instances during 2001 and 2000, we provided services to clients in exchange for equity instruments of the client. We measure the fair value of the equity instrument on the date the parties come to a mutual understanding of the terms of the arrangement and a commitment for performance by us to earn the equity instruments is reached, or when the equity is earned, whichever occurs earlier. For the years ended December 31, 2001 and 2000, $156,000 and $2.1 million, respectively, of equity was received for services rendered. Earnings recognized in excess of the amounts invoiced to clients are classified as unbilled revenues. Amounts invoiced to clients in excess of revenue recognized are classified as deferred revenues.

We recognize revenue for services only in those situations where collection from the client is probable. Our normal payment terms are 30 days from invoice date. Our project delivery and industry business unit finance personnel continuously monitor timely payments from our clients and assess any collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection and write-off experience, current trends, credit policy, detailed analysis of specific client situations and percentage of our accounts receivable by aging category. While such credit losses have historically been within our expectations and the allowances we established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

We also incur “out-of-pocket” expenses which are reimbursable by the client. Through December 31, 2001, these expenses were accounted for as a reduction of the related costs. Effective January 1, 2002, reimbursements received for out-of-pocket expenses incurred will be characterized as revenue in our statement of operations. See page 33 for “New Accounting Pronouncement.”

• Accounting for Income Taxes. We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses incurred in 2001, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2001, anticipated additional operating losses for the first quarter of 2002 and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of approximately $72.6 million during the year ended December 31, 2001. The decision to record the valuation allowance required significant judgment. Had we not recorded this allowance, we would have reported materially different results. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

• Valuation of Long-Lived Assets. In accordance with Financial Accounting Standards Board Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be

Disposed of,” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Factors we consider important which could trigger an impairment review include:

o	significant underperformance relative to historical or projected future operating results;

o	significant negative industry or economic trends;

o	significant decline in our stock price for a sustained period; and

o	our market capitalization relative to net book value.

If such circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. To date, no such impairment has been indicated. Our cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. It is possible that changes in these estimates in the near term could materially affect our financial condition and results of operations.

• Restructuring and Other Related Charges. We established exit plans for each of the restructuring activities which took place in March 2001 and July 2001 and accounted for these plans in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)”. These exit plans required that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. We specifically identified all employees that were to be terminated and notified them on the date that the action was announced to the public. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space being vacated and related costs, in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. We review on a regular basis our sub-lease assumptions. These estimates include anticipated rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. We changed our original estimates in 2001 due to changing real estate markets, which resulted in net additional restructuring charges. If the rental markets continue to change, our sub-lease assumptions may not be accurate and it is possible that changes in these estimates could materially affect our financial condition and results of operations.

Off-Balance Sheet Arrangements

      We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements, other than our 50%-owned joint venture in Milan, Italy. See “Equity Investments” in this Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 15 and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a more detailed discussion of this joint venture. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources.

Effect of Certain Transactions

  Restructurings

      As a result of the decline in the demand for advanced technology consulting services that began in the second half of 2000, we announced restructuring plans to reduce our workforce and operations in March 2001 and July 2001. In connection with the restructuring plan announced in March 2001, we recorded a restructuring charge of approximately $47.3 million, which consisted of severance and related expenses from a reduction in our workforce, the consolidation of our office space in certain cities where we had multiple office locations and other charges related to closing our Sydney, Australia office. The March 2001 restructuring plan resulted in the termination of approximately 750 employees; 73% of the terminated employees were project personnel, 4% were selling and marketing personnel and 23% were general and administrative personnel. Due to declining rental markets, we do not expect to sub-lease certain office space as quickly or at rates as high as originally anticipated, resulting in additional restructuring charges of $13.2 million for facilities during the second through fourth quarters of 2001, for a total charge of $60.5 million for this restructuring plan. If the rental markets continue to change, our sub-lease assumptions may not be accurate resulting in additional adjustments to the restructuring accrual.

      In connection with the further restructuring of our operations announced in July 2001, we recorded a restructuring charge of approximately $38.0 million in the quarter ended September 30, 2001, which consisted of severance and related expenses from a reduction in our workforce, and other costs related to office space consolidations. The July 2001 restructuring plan resulted in the termination of approximately 501 employees; 76% of the terminated employees were project personnel, 7% were selling and marketing personnel and 17% were general and administrative personnel. Due to final severance arrangements made to employees terminated in the fourth quarter of 2001 and additional disposals of fixed assets identified in December 2001, we recorded an additional restructuring charge of $0.9 million for workforce reductions and a non-cash charge of $1.2 million for disposals of depreciable assets in the fourth quarter of 2001, for a total charge of $40.1 million for this restructuring plan.

  Acquisitions

      We have consummated five acquisitions during the past three years. Four of these acquisitions (TLG, Human Code, HWT and E.Lab) were accounted for as purchases, and, accordingly, the purchase price for each acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values. The results of operations for each acquired company are included in our consolidated statement of operations from the date of acquisition. One of the five acquisitions (Adjacency) was accounted for as a pooling-of-interests, and, accordingly, our financial statements have been restated for all periods presented to reflect this acquisition. The following are details for each of these acquisitions:

• On October 25, 2000, we consummated an agreement to acquire The Launch Group Aktiengesellschaft (TLG), a provider of strategy and business consulting services in Germany. Upon consummation, we invested approximately $2.2 million in cash directly into TLG for a 75% ownership position. In July 2001, we acquired the remaining 25% of TLG in exchange for approximately 671,000 shares of our common stock. We also issued approximately 1,529,000 shares of our common stock to the former TLG employees continuing with the Company. These shares are restricted and subject to vesting based on continued employment with the Company.

• On August 28, 2000, we acquired all of the outstanding common stock of Human Code, Inc. (Human Code) in exchange for approximately 1,508,000 shares of our common stock and options to purchase approximately 471,000 shares of our common stock, and direct acquisition costs of approximately $1.9 million. In 2001, 150,334 shares were returned to Sapient upon the resolution of a purchase price claim asserted by us pursuant to the terms of the acquisition agreement. These shares were valued at $944,000, the fair value of the shares on the date that the former Human Code shareholders agreed to the return of the shares, and were recorded as a reduction to goodwill.

In connection with the acquisition of Human Code, we assumed the outstanding options granted under the Human Code 1994 Stock Option/ Stock Issuance Plan. Prior to the acquisition, options to purchase approximately 2,864,000 shares of Human Code common stock were outstanding at exercise prices between $0.10 and $3.25 per share. As a result of the acquisition, we assumed the outstanding Human Code stock options and converted them into options to purchase approximately 471,000 shares of our common stock at exercise prices between $1.00 and $32.64 per share. The options vest ratably over periods up to four years. We recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options, of which approximately $899,000 has not been amortized as of

December 31, 2001. Stock-based compensation expense relating to these options was approximately $2.0 million and $1.4 million for the years ended December 31, 2001 and 2000, respectively. In connection with the termination of certain Human Code employees to whom the deferred compensation related, $6.9 million was reversed through additional paid-in-capital during 2001. The remaining deferred compensation will be charged to operations at the rate of approximately $120,000 per quarter for the next six quarters, and $179,000 in total thereafter, spread over approximately four quarters. No further grants may be made pursuant to the Human Code Plan. Previously outstanding options under the Human Code Plan remain outstanding, and are exercisable for shares of our common stock.

• On June 30, 2000, we invested $2.0 million in HWT, Inc. (HWT, formerly HealthWatch Technologies, LLC) in connection with a reorganization of HWT. As a result of this investment and reorganization, our equity ownership of HWT increased to approximately 55%. Prior to the reorganization, we had a less than 50%, non-controlling ownership interest in HWT and accounted for this investment using the equity method of accounting. Our consolidated statements of operations include the results of operations of HWT from the date of this additional investment.

• On October 8, 1999, we acquired substantially all of the assets of E.Lab, LLC (E.Lab) in exchange for 176,088 shares of our common stock and the assumption of certain liabilities of E.Lab.

• On March 29, 1999, we acquired all of the outstanding common stock of Adjacency, Inc. (Adjacency) in exchange for 3,162,696 shares of our common stock. Costs, which consisted primarily of investment banking, accounting and legal fees related to the acquisition, approximated $2.3 million and have been reflected in the consolidated statement of operations for the year ended December 31, 1999. In connection with the acquisition of Adjacency, we assumed the outstanding options granted under the Adjacency 1998 Stock Option Plan (the Adjacency Plan). The Adjacency Plan was originally adopted by Adjacency in 1998 and provided for the grant of stock options for up to an aggregate of 4,000,000 shares of Class B common stock of Adjacency. In November 1998, prior to the acquisition, Adjacency had granted a total of 437,000 options to its employees at exercise prices between $2.36 and $12.15 per share. As a result of the acquisition, we assumed options under the Adjacency Plan and converted them into options to purchase 253,016 shares of our common stock. The shares vested ratably over three years starting on the date of employment, except for certain employees who were granted accelerated vesting upon a change-in-control of Adjacency. The total compensation charge to be taken over the vesting period was approximately $7.2 million, resulting from option grants at below fair market value. Stock-based compensation expense relating to these options was approximately $247,000, $440,000 and $2.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. The deferred compensation has been fully amortized as of December 31, 2001. No further grants may be made pursuant to the Adjacency Plan. Previously outstanding options under the Adjacency Plan remain outstanding, and are exercisable for shares of our common stock.

  Equity Investments

      On October 25, 2000, we invested $3.7 million in Dream Incubator, Inc. (DI), a management consulting company that develops strategies for e-businesses in Japan and acquired a 19% interest. During the year ended December 31, 2001, our equity ownership percentage in DI was diluted from 19% to approximately 17% due to the sale by DI of shares to new investors at a higher share price than we previously paid. We recorded a $1.4 million gain as a result of the change in equity interest. Under the terms of our investment agreement with DI, we have a seat on DI’s board of directors, with special voting rights and other privileges, and we therefore use the equity method of accounting for this investment. On October 25, 2000, DI acquired a 12% equity interest in Sapient KK, our Japanese subsidiary, for $1.3 million in cash. The excess cash payment of $347,000 over our carrying value of Sapient KK was recorded as a component of stockholders’ equity, due to the start up nature of Sapient KK. DI will provide Sapient KK with start up services including strategy, temporary management, recruiting and other services. Prior to this transaction, we owned 100% of this subsidiary. DI may put to us up to 50% of their shares in Sapient KK in the aggregate on the second through fourth anniversary of the agreement for the then fair value. The estimated fair value of the potential put obligation was not materially different than the original share proceeds as of December 31, 2001. We have similar put rights to DI on 50% of our shares in DI in the aggregate. We incurred costs of approximately $361,000 and $863,000 in start up services provided by DI to Sapient KK for the years ended December 31, 2001 and 2000, respectively, of which approximately $1,500 and $155,000 is included in accounts payable at December 31, 2001 and 2000, respectively.

      In September 1999, we commenced a joint venture, Sapient S.p.A., in Milan, Italy. The joint venture provides business and technology consulting in Italy. We own 50% of this joint venture and use the equity method of accounting because we have the ability to significantly influence but not control the joint venture. We have call option rights to purchase one additional share in January 2002 and January 2003 at a price equal to its nominal value. We did not exercise our option in January 2002. We also have the option to purchase the remaining ownership interests in the joint venture in January 2004 and each quarter of 2004 at a price determined using a formula based on an appraised fair market value and a multiple of projected earnings. We cannot be sure when, or if, we will exercise these remaining options. During 2001 and 2000, we recognized approximately $1.6 million and $1.4 million, respectively, in net revenues from consulting services provided to Sapient S.p.A., in accordance with the joint venture agreement. In addition to recognizing revenue, we reduced general and administrative expenses by approximately $322,000 and $992,000 for start up and administrative services billed to the joint venture during 2001 and 2000, respectively. At December 31, 2001 and 2000, we had receivables due from Sapient S.p.A. of approximately $434,000 and $2.4 million, respectively.

      In the future there may be changes to our equity investments and, if gain or loss recognition is appropriate, the amount will be recognized as non-operating income (loss) in our consolidated statement of operations.

     Related Party Transactions

      On January 31, 2000, we entered into a strategic relationship with a client which included, among other things, our becoming a preferred supplier to that client and its affiliated entities. As part of the relationship, our co-CEOs and co-chairmen of the Board of Directors each issued a $10.0 million convertible note to the client. The notes are convertible into shares of our common stock owned by the co-CEOs and co-chairmen at a conversion rate equal to the closing price of our common stock on the date the convertible notes were executed. The client’s ability to convert the notes is subject to certain vesting restrictions, based upon the client’s ability to achieve certain revenue targets to Sapient within prescribed timeframes. The notes cannot be converted before May 15, 2002.

  Stock Splits

      Our financial statements and all financial information included in this report have been restated for all periods presented to reflect two-for-one stock splits distributed as 100% stock dividends on August 28, 2000 and November 5, 1999.

  Stock Offering

      On November 19, 1999, we completed a public offering of 2,229,200 shares of our common stock. Proceeds to Sapient, net of underwriting discounts and costs of the offering, were approximately $83.3 million.

Results of Operations

      The following table sets forth the percentage of revenues of items included in our Consolidated Statements of Operations:

	Years Ended
	December 31,

	2001	2000	1999

Revenue	100%	100%	100%
Operating expenses:
Project personnel costs	71	50	48
Selling and marketing costs	8	7	8
General and administrative costs	40	27	25
Restructuring and other related charges	31	—	—
Amortization of intangible assets	9	2	1
Stock-based compensation	1	—	1
Acquisition costs	—	—	1

Total operating expenses	160	86	84

Income (loss) from operations	(60)	14	16
Gain on equity investment change in interest	—	—	—
Other expense	(1)	—	—
Interest income	3	2	2

Income (loss) before income taxes, net equity loss from investees and minority interest	(58)	16	18
Income tax provision (benefit)	(1)	7	7

Income (loss) before net equity loss from investees and minority interest	(57)	9	11
Net equity loss from investees	—	—	—
Minority interest in net loss of consolidated subsidiary	—	—	—

Net income (loss)	(57)%	9%	11%

Years Ended December 31, 2001 and 2000

  Revenues

      Revenues for 2001 decreased 34% from revenues for 2000. The decrease in our revenues was primarily attributable to a decline in the demand for advanced technology consulting services, including our services, in the United States. We expect to experience a further decline in our revenues for the quarter ended March 31, 2002, which could continue into future quarters. In 2001, our five largest clients accounted for approximately 23% of our revenues in the aggregate; no client accounted for more than 10% of such revenues and two clients each accounted for more than 5% of such revenues. In 2000, our five largest clients accounted for approximately 25% of our revenues in the aggregate; no clients accounted for more than 10% of such revenues and two clients each accounted for more than 5% of such revenues.

      In November 2001, the Financial Accounting Standards Board (FASB) issued Topic Number D-103 regarding “Income Statement Characterization of Reimbursements Received for “Out-Of-Pocket” Expenses Incurred.” This announcement requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in our statement of operations. We incur incidental expenses in the delivery of services to our clients that are commonly referred to as “out-of-pocket” expenses. These expenses include, but are not limited to, travel and related charges. Comparative financial statements for prior periods should be reclassified to comply with the guidance of this staff announcement. The provisions of this announcement will be effective for fiscal years beginning after December 15, 2001, and will therefore be adopted by us, as required, on January 1, 2002. For the years ended December 31, 2001 and 2000, reimbursable expenses, which were accounted for as a reduction of the related costs, amounted to $15.8 million and $20 million, respectively.

  Project Personnel Costs

      Project personnel costs consist principally of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client. These project personnel costs represent the most significant expense we incur in providing our services. Project personnel costs increased as a percentage of revenues to 71% in 2001 from 50% in 2000, due to lower billable utilization of project personnel, higher average compensation and declining bill rates for earned revenue. Project personnel costs increased as a percentage of revenues from 68% in the first quarter of 2001 to 73% in the fourth quarter of 2001 for similar reasons. The decrease in total project personnel costs for the year ended December 31, 2001 was primarily due to a decrease in the number of project personnel from 2,615 at December 31, 2000 to 1,882 at December 31, 2001. Project personnel costs for the year ended December 31, 2001 decreased 5% from project personnel costs for the year ended December 31, 2000. Project personnel costs for the three months ended December 31, 2001 decreased 38% from project personnel costs for the three months ended March 31, 2001 and were $46.3 million and $74.4 million, respectively. Project personnel costs were higher in the early part of the year due to the higher number of project personnel that we employed at the beginning of the year, which decreased during the year primarily as a result of the restructuring actions.

  Selling and Marketing Costs

      Selling and marketing costs consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel and promotional costs. Selling and marketing costs increased as a percentage of revenues to 8% in 2001 from 7% in 2000. This percentage increase was primarily due to a declining revenue base. The decrease in selling and marketing costs for the year ended December 31, 2001 was primarily due to a decrease in the number of selling and marketing personnel from 117 at December 31, 2000 to 92 at December 31, 2001 due to workforce reductions from our restructuring actions and related decreases in travel expenses and marketing promotions. In connection with the restructuring plan announced in February 2002 and other cost savings measures, we expect selling and marketing costs to decrease during 2002. If the demand for our services continues to decline at a faster rate during 2002, however, selling and marketing costs could continue to increase as a percentage of revenues due to the lower revenue base.

  General and Administrative Costs

      General and administrative costs relate principally to salaries and employee benefits associated with our management, finance, recruiting, training and administrative groups, depreciation and occupancy expenses. General and administrative costs increased as a percentage of revenues to 40% in 2001 from 27% in 2000. General and administrative costs increased as a percentage of revenue from 36% in the first quarter of 2001 to 44% in the fourth quarter of 2001. This percentage increase was due primarily to fixed personnel, rent and depreciation costs incurred in anticipation of expected revenue stabilization or growth which did not materialize and a declining revenue base. The decrease in general and administrative costs for the year ended December 31, 2001 was primarily due to a decrease in the number of general and administrative personnel, occupancy costs, and depreciation costs related to our restructuring actions. For the three months ended December 31, 2001, general and administrative costs decreased 29% from general and administrative costs for the three months ended March 31, 2001, and were $28.1 million and $39.6 million, respectively. General and administrative personnel decreased from 628 employees at December 31, 2000 to 453 at December 31, 2001. Our total headcount decreased from 3,360 at December 31, 2000 to 2,427 at December 31, 2001. Total occupancy at December 31, 2001 was approximately 701,000 square feet, compared to approximately 1.0 million square feet at December 31, 2000. In connection with our restructuring plan announced in February 2002, which will reduce our administrative workforce and office space, general and administrative costs should decrease further during 2002. If the demand for our services continues to decline at a faster rate during 2002, however, general and administrative costs could increase as a percentage of revenues due to the lower revenue base.

  Restructuring and Other Related Charges

      As a result of the decline in the demand for advanced technology consulting services that began in the second half of 2000, we announced restructuring plans to reduce our workforce and operations in March 2001 and July 2001. In connection with the restructuring plan announced in March 2001, we recorded restructuring and other related charges of $47.3 million, which consisted of $11.9 million for workforce reductions, $33.3 million for consolidation of facilities, including leasehold improvements and $2.1 million for other depreciable assets. The March 2001 restructuring plan resulted in the termination of approximately 750 employees, none of whom remained employed by us as of March 31, 2001. 73% of the terminated employees were project personnel, 4% were selling and marketing personnel and 23% were general and administrative personnel. The restructuring plan also included closing our Sydney, Australia office and consolidating office space in other cities where we had multiple office locations. Estimated costs for the consolidation of facilities comprise contractual rental commitments for office space being vacated and related costs, in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 411,000 square feet, all of which was vacated as of December 31, 2001. Due to declining rental markets, we do not expect to sub-lease certain office space as quickly or at rates as high as originally anticipated, resulting in additional restructuring charges of $13.2 million for facilities during the second through fourth quarters of 2001, for a total charge of $60.5 million for this restructuring plan.

      We realized cost savings from the March 2001 restructuring actions of approximately $58 million in 2001, and we expect cost savings of $60 to $65 million on an annualized basis, of which approximately 60% relates to project personnel costs, 3% relates to selling and marketing costs and 37% relates to general and administrative costs, including facilities and depreciation.

      In connection with a further restructuring of our operations announced in July 2001, we recorded restructuring and other related charges of $38.0 million in the quarter ended September 30, 2001, which consisted of $11.7 million for workforce reductions, $23.5 million for consolidation of facilities and $2.8 million for other depreciable assets. We reduced our headcount by approximately 390 employees, principally in North America. We also announced the cessation of the game development business we acquired from Human Code, which resulted in an additional headcount reduction of 111 employees. In total, the July 2001 restructuring plan resulted in the termination of approximately 501 employees, none of whom remained employed with us as of December 31, 2001. 76% of the terminated employees were project personnel, 7% were selling and marketing personnel and 17% were general and administrative personnel. The restructuring plan included consolidating office space in cities where we had multiple office locations. Estimated costs for the consolidation of facilities comprise contractual rental commitments for office space being vacated and related costs, in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 228,000 square feet, all of which was vacated as of December 31, 2001. Due to final severance arrangements made to employees terminated in the fourth quarter of 2001 and additional disposals of fixed assets identified in December 2001, we recorded additional restructuring charges of $0.9 million for workforce reductions and a non-cash charge of $1.2 million for disposals of depreciable assets in the fourth quarter of 2001, for a total charge of $40.1 million for this restructuring plan.

      We realized cost savings from the July 2001 restructuring actions of approximately $27 million in 2001, and we expect cost savings of $56 million on an annualized basis, of which approximately 60% relates to project personnel costs, 6% relates to selling and marketing costs and 34% relates to general and administrative costs, including facilities and depreciation.

      These restructuring charges and accruals required certain significant estimates and assumptions, including sub-lease income. These estimates and assumptions will be monitored on a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the near term resulting in additional charges and the effect could be material.

      Charges for restructuring and other related activities as of, and for the year ended, December 31, 2001 were as follows (in thousands):

				Utilized
	Original	Additional				Balance
	Charge	Charge	Adjustments	Non-Cash	Cash	12/31/01

Workforce	$11,948	$11,691	$852	$(67)	$(22,789)	$1,635
Facilities	33,285	23,549	13,217	(6,470)	(11,876)	51,705
Depreciable assets	2,109	2,769	1,220	(6,098)	—	—

	$47,342	$38,009	$15,289	$(12,635)	$(34,665)	$53,340

Current accrued restructuring costs						17,829

Non-current accrued restructuring costs						$35,511

  Amortization of Intangible Assets

      Amortization of intangible assets consists primarily of amortization of marketing assets, customer lists, assembled workforce and other employee items, developed technology and goodwill resulting from our acquisitions. The increase in amortization of intangible assets costs for 2001 compared to 2000 was primarily related to a full year of amortization in 2001 for the Human Code, HWT and TLG acquisitions, compared to a partial year of amortization in 2000 related to these acquisitions. Amortization periods range from three to seven years. Amortization of intangible assets increased as a percentage of revenues from 2% for the year ended December 31, 2000 to 9% for the year ended December 31, 2001, and was primarily due to the Human Code acquisition, which occurred on August 28, 2000, and a declining revenue base.

      Statement of Financial Accounting Standard No. 142, “Goodwill and other Intangible Assets ” became effective in 2002 and as a result, we will cease to amortize approximately $101.8 million of goodwill upon adoption by us on January 01, 2002. We recorded approximately $18.9 million of amortization of goodwill during 2001 and would have recorded approximately $18.6 million of amortization during 2002 related to goodwill as of December 31, 2001. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We are currently preparing the analysis necessary to test impairment under the new accounting pronouncement. If an impairment is identified we will record an impairment change in 2002, and the change could be material.

  Stock-Based Compensation

      Stock-based compensation consists of expenses for deferred compensation associated with the Human Code, TLG and Adjacency acquisitions. The increase in stock-based compensation costs for 2001 compared to 2000 was primarily related to a full year of amortization of deferred compensation in 2001 for the Human Code and TLG acquisitions, compared to a partial year of amortization in 2000. In connection with the acquisition of Human Code, we assumed the outstanding options granted under the Human Code 1994 Stock Option/ Stock Issuance Plan. The options vest ratably over periods up to four years. We recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options, of which approximately $899,000 has not been amortized as of December 31, 2001. In connection with the termination of certain Human Code employees to whom the deferred compensation related, $6.9 million was reversed through additional paid-in-capital during 2001. The remaining deferred compensation will be charged to operations at the rate of approximately $120,000 per quarter for the next six quarters, and $179,000 in total thereafter, spread over approximately four quarters.

      In connection with the TLG acquisition, in July 2001 we issued $10.0 million of restricted common stock to the former TLG employees continuing with the Company, which we began to amortize over the vesting period of 4.75 years commencing on the date of acquisition. We expect this charge to be approximately $527,000 per quarter for the next fourteen quarters, or $2.1 million annually.

      Prior to our acquisition of Adjacency in March 1999, Adjacency granted stock options at below fair market value. The options were granted in November of 1998 with a three-year vesting schedule commencing on the date of employment. The deferred compensation has been fully amortized as of December 31, 2001.

  Gain on Equity Investment Change in Interest

      We include gains and losses on changes in our interest in our subsidiaries and equity method investees in net income. If the change in interest is a gain and the subsidiary or equity method investee is a research and development, start-up or development stage company or an entity whose viability as a going-concern is under consideration, we account for the change in interest as a component of stockholders’ equity. During the year ended December 31, 2001, our equity ownership percentage in DI was diluted from 19% to approximately 17%. The dilution was due to the sale by DI of shares to new investors, which occurred at a higher share price than we previously paid. We recorded a $1.4 million gain as a result of the change in equity interest.

  Other Expense

      We classify all cost method equity investments of publicly traded companies as available-for-sale. Available-for-sale investments are reported at fair value as of each balance sheet date. Fair value is determined based on market quotations. Investments in equity securities for which fair value is not readily determinable are carried at cost. If any adjustment to fair value reflects a decline in the value of the investment below cost, we consider available evidence, including the duration and extent to which the market value has been less than cost, to evaluate the extent to which the decline is “other than temporary”. If the decline is considered other than temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the writedown is included in our consolidated statement of operations. In 2001 and 2000, we recorded charges of $4.8 million and $1.3 million, respectively, to write-down certain investments we made in certain businesses because we considered the decline in the value of these investments to be other than temporary.

  Interest Income

      Interest income for 2001 and 2000 was derived primarily from investment of the proceeds from our public stock offerings and cash provided by operations, which were invested primarily in tax-exempt, short-term municipal bonds, commercial paper and U.S. government securities. The decrease in interest income for the year ended December 31, 2001 was primarily due to the decrease in the average cash and investment balances and lower interest rates.

  (Benefit) Provision for Income Taxes

      We have deferred tax assets which have arisen primarily as a result of operating losses incurred in 2001, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. For the three months ended March 31, 2001 and June 30, 2001, we recorded an income tax benefit. At that time, it was determined that the ultimate realization of deferred tax assets for federal and state income tax purposes was considered more likely than not, due to taxable income in the federal carryback period and anticipated sufficient future taxable income. As a result of operating losses incurred in 2001, anticipated additional operating losses for the first quarter of 2002 and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of approximately $72.6 million on our deferred tax assets during the third and fourth quarter of 2001. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase income in the period such determination is made. We recorded a net income tax benefit of $3.1 million for the year ended December 31, 2001, which relates primarily to a tax benefit for net operating loss carrybacks, reversals of temporary differences between book and tax accounting and foreign tax liabilities. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

      Due to the enactment of “The Job Creation and Worker Assistance Act of 2002” on March 9, 2002, we will be able to carryback our 2001 tax net operating loss for U.S. federal purposes to all previous tax years to 1996. Including the $13.6 million income tax receivable included in our consolidated balance sheet at December 31, 2001, we estimate that we will recover in 2002 approximately $32 million of taxes paid in prior years.

  Net Equity Loss from Investees

      We use the equity method of accounting for investments when we have an ownership interest of 20% to 50% or the ability to exercise significant influence over an investee’s operating activities. Net equity loss from investees for the years ended December 31, 2001 and 2000 was approximately $499,000 and $878,000, respectively. This consisted of net losses from Sapient S.p.A. of approximately $296,000 and from DI of approximately $203,000 for the year ended December 31, 2001 and net losses from Sapient S.p.A. of approximately $918,000, offset by equity in net income from DI of approximately $40,000 for the year ended December 31, 2000.

  Minority Interest

      Minority interest income for the years ended December 31, 2001 and 2000 was approximately $464,000 and $95,000, respectively, related to DI’s 12% interest in our Japanese subsidiary’s losses. DI acquired this interest in October 2000.

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

  Project Personnel Costs

      Project personnel costs increased as a percentage of revenues to 50% in 2000 from 48% in 1999, due to lower billable utilization of project personnel. Project personnel costs increased as a percentage of revenues from 48% in the first quarter of 2000 to 52% in the fourth quarter of 2000. This was due primarily to a decline in revenue growth in the fourth quarter of 2000 resulting in lower employee utilization. The increase in project personnel costs for the year ended December 31, 2000 was primarily due to an increase in the number of project personnel from 1,666 at December 31, 1999 to 2,615 at December 31, 2000 and to higher compensation for project personnel.

  Selling and Marketing Costs

      Selling and marketing costs decreased as a percentage of revenues to 7% in 2000 from 8% in 1999. The higher percentage in 1999 was primarily due to investments that we made in a new brand identity during 1999 and also due to an advertising campaign launched in the third quarter of 1999. Selling and marketing personnel grew from 82 employees at December 31, 1999 to 117 employees at December 31, 2000.

  General and Administrative Costs

      General and administrative costs increased as a percentage of revenues to 27% in 2000 from 25% in 1999, due primarily to increases in general and administrative personnel and occupancy expenses. General and administrative costs increased as a percentage of revenues from 25% in the first quarter of 2000 to 28% in the fourth quarter of 2000, and was due primarily to developing support for expected revenue growth which did not materialize. The increase in general and administrative costs for 2000 compared to 1999 was primarily due to an increase in the number of employees hired during 2000, an increase in occupancy expenses related to significant expansion of our office space and increased depreciation costs related to our increased investments in property and equipment. General and administrative personnel grew from 363 employees at December 31, 1999 to 628 employees at December 31, 2000. Our total headcount increased from 2,111 at December 31, 1999 to 3,360 at December 31, 2000. Total occupancy at December 31, 2000 was approximately 1.0 million square feet, compared to approximately 613,000 square feet at December 31, 1999.

  Amortization of Intangible Assets

      The increase in amortization of intangible assets costs for 2000 compared to 1999 was primarily related to the Human Code, HWT and TLG acquisitions. Amortization periods range from three to seven years. Amortization of intangible assets increased as a percentage of revenues from 1% in the first quarter of 2000 to 5% in the fourth quarter of 2000, and was primarily due to the Human Code acquisition, which occurred on August 28, 2000.

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

      In connection with the TLG acquisition, at December 31, 2000, we were committed to issue $10.0 million of restricted Sapient common stock. We began to amortize the $10.0 million of restricted stock over the vesting period of 4.75 years commencing on the date of acquisition.

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

  Other Expense

      In 2000, we recorded $1.3 million in charges to write-down certain investments we made in certain businesses, because we considered the decline in the value of these investments to be other than temporary.

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

  Provision for Income Taxes

      Income tax expense represented combined federal and state income taxes at an effective rate of 42% for 2000 and 38% for 1999. The increase in the effective tax rate was due primarily to the non-deductible amortization expenses related to the Human Code acquisition and to expansion into countries and states with higher tax rates.

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

Quarterly Financial Results

      The following tables set forth a summary of our unaudited quarterly results of operations for 2001 and 2000. In the opinion of management, this information has been prepared on the same basis as the audited Consolidated Financial Statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended (Unaudited)

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

	(In thousands, except per share data)
Revenues	$109,141	$87,286	$69,980	$63,291
Operating expenses:
Project personnel costs	74,409	63,578	51,510	46,269
Selling and marketing costs	7,516	8,377	5,948	6,108
General and administrative costs	39,618	34,641	29,352	28,118
Restructuring and other related charges	47,342	3,470	42,608	7,220
Amortization of intangible assets	6,593	6,593	7,504	7,436
Stock-based compensation	1,501	1,309	939	700

Total operating expenses	176,979	117,968	137,861	95,851

Loss from operations	(67,838)	(30,682)	(67,881)	(32,560)
Gain on equity investment change in interest	1,407	—	—	—
Other (expense) income	(2,357)	(2,339)	(131)	150
Interest income	3,022	2,674	2,315	1,396

Loss before income taxes, net equity loss from investees and minority interest	(65,766)	(30,347)	(65,697)	(31,014)
Income tax provision (benefit)	(17,622)	(13,134)	29,030	(1,365)

Loss before net equity loss from investees and minority interest	(48,144)	(17,213)	(94,727)	(29,649)
Net equity loss from investees	(110)	(241)	(113)	(35)
Minority interest in net loss of consolidated subsidiary	1	84	189	190

Net loss	$(48,253)	$(17,370)	$(94,651)	$(29,494)

Basic net loss per share	$(0.39)	$(0.14)	$(0.76)	$(0.23)

Diluted net loss per share	$(0.39)	$(0.14)	$(0.76)	$(0.23)

	Three Months Ended (Unaudited)

	March 31,	June 30,	September 30,	December 31,
	2000	2000	2000	2000

	(In thousands, except per share data)
Revenues	$100,334	$125,769	$138,057	$139,179
Operating expenses:
Project personnel costs	48,575	60,321	68,183	72,200
Selling and marketing costs	7,885	7,769	7,986	10,263
General and administrative costs	25,253	33,753	38,132	38,286
Amortization of intangible assets	884	757	2,935	6,752
Stock-based compensation	110	110	454	1,491

Total operating expenses	82,707	102,710	117,690	128,992

Income from operations	17,627	23,059	20,367	10,187
Other expense	—	—	—	(1,250)
Interest income	2,473	2,768	3,248	3,189

Income before income taxes, net equity loss from investees and minority interest	20,100	25,827	23,615	12,126
Income tax provision	7,857	10,589	11,536	3,943

Income before net equity loss from investee and minority interest	12,243	15,238	12,079	8,183
Net equity loss from investee	(353)	(276)	(93)	(156)
Minority interest in net loss of consolidated subsidiary	—	—	—	95

Net income	$11,890	$14,962	$11,986	$8,122

Basic net income per share	$0.10	$0.13	$0.10	$0.07

Diluted net income per share	$0.09	$0.11	$0.09	$0.06

	As a Percentage of Total Revenues
	Three Months Ended (Unaudited)

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

Revenues	100%	100%	100%	100%
Operating expenses:
Project personnel costs	68	73	74	73
Selling and marketing costs	7	10	8	10
General and administrative costs	36	40	42	44
Restructuring and other related charges	44	4	61	11
Amortization of intangible assets	6	7	11	12
Stock-based compensation	1	1	1	1

Total operating expenses	162	135	197	151

Loss from operations	(62)	(35)	(97)	(51)
Gain on equity investment change in interest	1	—	—	—
Other expense	(2)	(3)	—	—
Interest income	3	3	3	2

Loss before income taxes, net equity loss from investees and minority interest	(60)	(35)	(94)	(49)
Income tax provision (benefit)	(16)	(15)	41	(2)

Loss before net equity loss from investees and minority interest	(44)	(20)	(135)	(47)

Net equity loss from investees	—	—	—	—
Minority interest in net loss of consolidated subsidiary	—	—	—	—
Net loss	(44)%	(20)%	(135)%	(47)%

	As a Percentage of Total Revenues
	Three Months Ended (Unaudited)

	March 31,	June 30,	September 30,	December 31,
	2000	2000	2000	2000

Revenues	100%	100%	100%	100%
Operating expenses:
Project personnel costs	48	48	49	52
Selling and marketing costs	8	6	6	7
General and administrative costs	25	27	28	28
Amortization of intangible assets	1	1	2	5
Stock-based compensation	—	—	—	1

Total operating expenses	82	82	85	93

Income from operations	18	18	15	7
Other expense	—	—	—	—
Interest income	2	2	2	2

Income before income taxes, net equity loss from investees and minority interest	20	20	17	9
Income tax provision	8	8	8	3

Income before net equity loss from investees and minority interest	12	12	9	6

Net equity loss from investees	—	—	—	—
Minority interest in net loss of consolidated subsidiary	—	—	—	—
Net income	12%	12%	9%	6%

Liquidity and Capital Resources

      We have primarily funded our operations from cash flows generated from operations and the proceeds from our public stock offerings. In addition, we have a bank revolving line of credit providing for borrowings of up to $5.0 million. Borrowings under this line of credit, which expires on August 30, 2002, bear interest at the bank’s prime rate. The line of credit includes covenants relating to the maintenance of certain financial ratios and limits the payment of dividends. We were in compliance with these covenants at December 31, 2001. At December 31, 2001 and at all times throughout 2001, we had no bank borrowings outstanding. Letters of credit of $3.7 million were outstanding under the agreement and were issued as security deposits for certain of our lease commitments. There were no material capital commitments at December 31, 2001. The following summarizes our contractual obligations of non-cancelable operating leases at December 31, 2001:

(In thousands)

2002	$18,837
2003	18,679
2004	14,184
2005	8,444
2006	7,534
Thereafter	29,536

      We invest predominantly in instruments that are highly liquid, investment grade securities. At December 31, 2001, we had approximately $244.5 million in cash, cash equivalents and short-term investments compared to $280.6 million at December 31, 2000.

      Cash used in operating activities was $33.6 million for the year ended December 31, 2001. This resulted primarily from a net loss of $189.8 million, decreases in accrued compensation of $16.2 million, deferred revenues on contracts of $3.5 million and increases in unbilled revenues on contracts of $4.1 million, offset by net non-cash charges of $66.5 million such as depreciation and amortization, deferred income taxes, loss recognized on write-down of investments and stock-based compensation, non-cash restructuring charges of $20.0 million, increases in accrued restructuring costs of $44.9 million, decreases in accounts receivable of $38.3 million, decreases in prepaid expenses and other current assets of $6.0 million and increases in accounts payable and accrued expenses of $4.9 million. Overall, the change was primarily due to the significant decline in demand for advanced technology services in 2001, which resulted in a net loss. Our days sales outstanding for accounts receivable has decreased from 47 days for the year ended December 31, 2000 to 43 days for the year ended December 31, 2001 due to increased management focus.

      Cash provided by investing activities was $29.8 million for the year ended December 31, 2001. This was due primarily to sales and maturities of short-term investments (net of purchases) of $48.6 million, offset by capital expenditures of $18.2 million for expansion of our foreign office locations and investments in and advances to affiliates of $1.0 million.

      Cash provided by financing activities was $17.1 million for the year ended December 31, 2001, as a result of cash provided from the sale of common stock through our employee stock purchase plan and the exercise of stock options of $17.5 million, offset by the repurchase of our common stock of $422,000 under a stock repurchase program announced in September 2001. Under this program, we may repurchase up to $25.0 million of our common stock over a one-year period. Any purchases under our stock repurchase program may be made from time-to-time, in the open market, through block trades or otherwise.

      The total cash outlay for the restructuring and other related activities announced in March 2001 is expected to be approximately $53 million. The remaining $7.5 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs and leasehold improvements for facilities being vacated. As of December 31, 2001, $20.9 million of cash had been expended for this initiative, of which approximately $1.0 million was expended for lease termination payments. An additional $7.9 million cash outlay is expected during the year ended December 31, 2002, and the remaining cash outlay of approximately $24.2 million, primarily related to real estate rental obligations, is expected to occur over the next ten years.

      The total cash outlay for the restructuring and other related activities announced in July 2001 is expected to be approximately $27.6 million. The remaining $12.5 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs and leasehold improvements for facilities being vacated. As of December 31, 2001, $12.9 million of cash had been expended for this initiative, of which approximately $592,000 was expended for lease termination payments. An additional $8.1 million cash outlay is expected during the year ended December 31, 2002, and the remaining cash outlay of approximately $6.6 million, primarily related to real estate rental obligations, is expected to occur over the next ten years.

      Due to the enactment of “The Job Creation and Worker Assistance Act of 2002” on March 9, 2002, we will be able to carryback our 2001 tax net operating loss for U.S. federal purposes to all previous tax years to 1996. Including the $13.6 million income tax receivable included in our consolidated balance sheet at December 31, 2001, we estimate that we will recover in 2002 approximately $32 million of taxes paid in prior years.

      As a result of the actions taken in February 2002, we have estimated that we will spend approximately $45 to $50 million in cash for restructuring and other related activities in the year ended December 31, 2002 and beyond.

      We believe that existing cash, cash equivalents and short-term investments and borrowings available under our revolving line of credit will be sufficient to meet our working capital, capital expenditure, restructuring, and stock repurchase program requirements for at least the next 18 months.

Risk Factors

      The following important factors, among others, could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Annual Report or presented elsewhere by management from time to time.

Our market and the demand for business and technology consulting services have changed rapidly

      The market for our consulting services and the technologies used in our solutions have changed rapidly over the last three years, and we expect this rate of change to continue. The market for advanced technology consulting services expanded dramatically during 1999 and most of 2000, but both shifted and declined significantly in 2001 and to date in 2002. These market changes have required us to shift the focus of our services, from design and implementation of Internet solutions to other strategic technology initiatives, and have also affected our financial results. Our revenues for the year ended December 31, 2001 decreased 34% from our revenues for the year ended December 31, 2000, and our net income declined from $47.0 million for the year ended December 31, 2000 to a net loss of $189.8 million for the year ended December 31, 2001. Our quarterly revenues declined sequentially throughout the year, with our revenues for the three month periods ended March 31, June 30, September 30 and December 31, 2001 decreasing 22%, 20%, 20% and 10%, respectively, from each of the previous quarters. We expect to experience a further decline in our revenues, with flat or declining operating results, for the quarter ended March 31, 2002, which could continue into future quarters. If we cannot successfully adapt to these changes in our marketplace, our business, financial condition and results of operations will suffer.

      Our future success will depend, in part, on our ability to develop service offerings that keep pace with rapid and continuing changes in technology, evolving industry needs and changing client preferences. Our future success will also depend on our ability to develop and implement ideas that successfully apply existing and new technologies to deliver explicit business outcomes to our clients. We may not be successful in addressing these developments on a timely basis or in selling our services in the marketplace.

Our clients may continue to cancel or delay spending on technology initiatives because of the current economic climate

      Since the second half of 2000, many companies have experienced financial difficulties or uncertainty, and canceled or delayed spending on technology initiatives as a result. This trend has continued and, for some clients, worsened since the September 11, 2001 terrorist attacks in the United States. Furthermore, the severe financial difficulties which many start-up Internet companies have experienced has further reduced the perceived urgency by larger companies to begin or continue technology initiatives. If large companies continue to cancel or delay their business and technology consulting initiatives because of the current economic climate, or for other reasons, our business, financial condition and results of operations will continue to be materially adversely affected.

Our market is highly competitive and we may not be able to continue to compete effectively

      The business and technology consulting market in which we operate includes a large number of companies and is highly competitive. Our primary competitors are large accounting and consulting firms and systems consulting and implementation firms. We compete to a lesser extent with specialized e-business consulting firms, offshore outsourcing companies, strategy consulting firms, other packaged technology vendors and internal information systems groups. We compete frequently for client engagements against companies with far larger revenues and numbers of consultants than we have. These competitors are often able to offer greater scale and breadth of products and services, which in some instances has enabled them to significantly discount their services in exchange for revenues in other areas or at later dates. If we cannot keep pace with the intense competition in our marketplace, our business, financial condition and results of operations will suffer.

Businesses may decrease or delay their use of advanced technologies as a means for conducting commerce

      Our future success depends heavily on the increased acceptance and use of advanced technologies as a means for conducting commerce and streamlining operations. We focus our services on the development and implementation of advanced technology strategies and solutions. If use of these advanced technologies does not continue to grow, or grows more slowly than expected, our revenue could be less than we anticipate and our business, financial condition and results of operations could be materially adversely affected. Consumers and businesses may delay adoption of advanced technologies for a number of reasons, including:

• inability to implement and sustain profitable business models using advanced technologies;

• inadequate network infrastructure or bandwidth;

• delays in the development or adoption of new technical standards and protocols required to handle increased levels of usage;

• delays in the development of security and authentication technology necessary to effect secure transmission of confidential information; and

• failure of companies to meet their customers’ expectations in delivering goods and services using advanced technologies.

Our growing international operations and global distributed delivery model subject us to increased risk

      We currently have offices in the United Kingdom, Germany, India, Japan and Canada and we have a joint venture in Italy. Our international operations are growing as a percentage of our total operations, and our global distributed delivery model is a key component of our ability to successfully deliver our services. International operations are subject to inherent risks, including:

• economic recessions in foreign countries;

• fluctuations in currency exchange rates;

• costs and management of staffing multi-national operations;

• reduced protection for intellectual property in some countries;

• political instability or changes in regulatory requirements; and

• U.S. imposed restrictions on the import and export of technologies.

      In particular, our global distributed delivery model depends heavily on our office in New Delhi, India. Any escalation in the political or military instability in India, Pakistan or the surrounding countries could hinder our ability to successfully utilize global distributed delivery, and could result in material adverse effects to our business, financial condition and results of operations. Furthermore, the delivery of our services from remote locations causes us to rely on data, phone, power and other networks which are not as reliable as those in other countries where we operate. Any failures of these systems could affect the success of our global distributed delivery model. Remote delivery of our services also increases the complexity and risk of delivering our services, which could affect our ability to satisfy our clients’ expectations or perform our services within the estimated timeframe and budget for each project.

We have significant fixed operating costs, which may be difficult to adjust in response to unanticipated fluctuations in revenues

      A high percentage of our operating expenses, particularly personnel, rent and depreciation, are fixed in advance of any particular quarter. As a result, an unanticipated decrease in the number or average size of, or an unanticipated delay in the scheduling for, our projects may cause significant variations in operating results in any particular quarter and could have a material adverse effect on operations for that quarter.

      An unanticipated termination or decrease in size or scope of a major project, a client’s decision not to proceed with a project we anticipated or the completion during a quarter of several major client projects could require us to maintain underutilized employees and could have a material adverse effect on our business, financial condition and results of operations. Our revenues and earnings may also fluctuate from quarter to quarter because of such factors as:

• the contractual terms and timing of completion of projects;

• any delays incurred in connection with projects;

• the adequacy of provisions for losses and bad debts;

• the accuracy of our estimates of resources required to complete ongoing projects;

• loss of key highly-skilled personnel necessary to complete projects; and

• general economic conditions.

We may lose money if we do not accurately estimate the costs of fixed-price engagements

      Most of our projects are based on fixed-price, fixed-timeframe contracts, rather than contracts in which payment to us is determined on a time and materials basis. Our failure to accurately estimate the resources required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price, fixed-timeframe contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We have been required to commit unanticipated additional resources to complete projects in the past, which has resulted in losses on those contracts. We will likely experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the process, which could result in a fixed price that turns out to be too low and, therefore, would adversely affect our business, financial condition and results of operations.

We depend heavily on a limited number of clients

      We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients for which we perform large projects. In 2001, our five largest clients accounted for approximately 23% of our revenues in the aggregate, with two clients each accounting for more than 5% of our revenues. In addition, revenues from a large client may constitute a significant portion of our total revenues in any particular quarter. As a result, we are dependent upon winning new projects from new or existing clients to replace completed projects. The loss of any principal client for any reason or the inability to replace existing projects, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, or that client’s decision to reduce spending on technology-related projects, could have a material adverse effect on our business, financial condition and results of operations.

Our clients could unexpectedly terminate their contracts for our services

      Some of our contracts can be canceled by the client with limited advance notice and without significant penalty. Termination by any client of a contract for our services could result in a loss of expected revenues and additional expenses for staff which were allocated to that client’s project. We could be required to maintain underutilized employees who were assigned to the terminated contract. The unexpected cancellation or significant reduction in the scope of any of our large projects could have a material adverse effect on our business, financial condition and results of operations.

If we do not attract and retain qualified professional staff, we may not be able to adequately perform our client engagements and could be limited in accepting new client engagements

      Our business is labor intensive, and our success depends upon our ability to attract, retain, train and motivate highly skilled employees. Although many specialized e-business and other business and technology companies have reduced their work forces or slowed their hiring efforts, and although we reduced our work force in March 2001, July 2001 and February 2002, intense competition still exists for certain employees who have specialized skills or significant experience in business and technology consulting. We may not be successful in attracting a sufficient number of these highly skilled employees in the future. Furthermore, the industry turnover rates for these types of employees is high, and we may not be successful in retaining, training and motivating the employees we are able to attract. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements. Almost all of our employees participate in one or more of our stock option plans as a component of long-term incentive compensation, and many of the stock options held by current employees have exercise prices that exceed the recent trading range of our common stock. A future prolonged decline or low stock price could result in reduced incentives for employees and in increased turnover.

We may not be successful in managing the levels of our workforce and our other resources

      Since December 31, 2000, we have experienced significant declines in our revenues and subsequently reduced our workforce and other resources. Our workforce decreased from 3,360 full-time employees at December 31, 2000 to 2,427 at December 31, 2001, primarily due to reductions in our workforce in March and July 2001. In February 2002, we announced a plan to further reduce our workforce by 545 employees to address the continued decline in our revenues, and we will be reducing our office space in each of our office locations in the United States.

      We must devote substantial managerial and financial resources to monitoring and managing our workforce and other resources. Despite our recent restructurings, we have made, and will likely continue to make, significant expenditures to grow our business in certain areas, including our global distributed delivery model. We also may be required to expend substantial managerial and financial resources in identifying and addressing those areas of our business which are not in sufficient demand by our clients. Our future success will depend on our ability to manage the levels and related costs of our workforce and other resources effectively. If we are unable to do so, the quality of our services and products, our ability to retain key personnel and our business, financial condition and results of operations could be materially adversely affected.

Our stock price is volatile and may result in substantial losses for investors

      The trading price of our common stock has been subject to wide fluctuations. Our trading price could continue to be subject to wide fluctuations in response to:

• quarterly variations in operating results and our achievement of key business metrics;

• changes in operating results estimates by securities analysts;

• announcements of unexpected operating results or estimates made by us or our competitors;

• any differences between our reported results and securities analysts’ published or unpublished expectations;

• announcements of new contracts or service offerings made by us or our competitors;

• announcements of acquisitions or joint ventures made by us or our competitors; and

• general economic or stock market conditions.

      In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. The commencement of this type of litigation against us could result in substantial costs and a diversion of management attention and resources.

Government regulation could interfere with the acceptance of new technologies

      Any new laws and regulations applicable to new technologies and electronic commerce that are adopted by federal, state or international governments could dampen the growth of new technologies, and decrease their acceptance as commercial media. If this occurs, a significant number of companies may decide not to pursue technology initiatives, which could decrease demand for our services and have a material adverse effect on our business, financial condition and results of operations.

We may be unable to achieve anticipated benefits from acquisitions and joint ventures

      During the last three years, we have completed five acquisitions and entered into one joint venture. The anticipated benefits from these and potential future acquisitions and joint ventures may not be achieved. For example, when we acquire a company, we cannot be certain that clients of the acquired business will continue to do business with us or that employees of the acquired business will continue their employment or become well integrated into our operations and culture. The identification, consummation and integration of acquisitions and joint ventures require substantial attention from management. The diversion of management’s attention, as well as any difficulties encountered in the integration process, could have an adverse impact on our business, financial condition and results of operations.

We may be unable to protect our proprietary methodology

      Our success depends, in part, upon our proprietary methodology and other intellectual property rights. We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. We enter into confidentiality agreements with our employees, consultants and clients, and limit access to and distribution of our proprietary information. We cannot be certain that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. In addition, although we believe that our services and products do not infringe on the intellectual property rights of others, infringement claims may be asserted against us in the future, and, if asserted, these claims may be successful. A successful claim against us could materially adversely affect our business, financial condition and results of operations.

Our co-Chairmen and co-CEOs have significant voting power and may effectively control the outcome of any stockholder vote

      Jerry A. Greenberg and J. Stuart Moore, our co-Chairmen of the Board of Directors and co-Chief Executive Officers, together own approximately 32.8% of our common stock. As a result, they have the ability to substantially influence, and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.

We are dependent on our key employees

      Our success will depend in large part upon the continued services of a number of key employees, including Messrs. Greenberg and Moore. Our employment arrangements with Messrs. Greenberg and Moore and with our other key personnel provide that employment is terminable at will by either party. The loss of the services of either of Messrs. Greenberg or Moore, or of the services of one or more of our other key employees, could have a material adverse effect on our business, financial condition and results of operations. In addition, if one or more of our key employees resign from Sapient to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations. Further, in the event of the loss of any key employees, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures by such employees. Although we require our employees to sign agreements requiring them to keep company information confidential and prohibiting them from joining a competitor, forming a competing company or soliciting our clients or employees for certain periods of time, we cannot be certain that these agreements will be effective in preventing our key employees from engaging in such actions or that these agreements will be substantially enforced by courts or other adjudicative entities. Furthermore, for those employees whom we involuntarily terminated in connection with our restructurings in March 2001, July 2001 and February 2002, we have waived the non-competition clause of their agreements in exchange for other releases by these former employees. We granted these waivers only in connection with the restructuring actions, and our general practice is not to waive the non-competition obligations of other departing employees.

Our corporate governance provisions may deter a financially attractive takeover attempt

      Provisions of our charter and by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including a transaction in which stockholders would receive a premium for their shares. These provisions include the following:

• any action that may be taken by stockholders must be taken at an annual or special meeting and may not be taken by written consent;

• stockholders must comply with advance notice requirements before raising a matter at a meeting of stockholders or nominating a director for election;

• a Chairman of the Board or a Chief Executive Officer are the only persons who may call a special meeting of stockholders;

• our Board of Directors is staggered into three classes and the members may be removed only for cause upon the affirmative vote of holders of at least two-thirds of the shares entitled to vote; and

• our Board of Directors has the authority, without further action by the stockholders, to fix the rights and preferences of and issue shares of preferred stock.

      Provisions of Delaware law may also discourage, delay or prevent someone from acquiring us or merging with us.

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” (SFAS 141) and SFAS No. 142, “ Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will therefore be adopted by us, as required, on January 1, 2002.

      In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We are currently preparing the analysis necessary to test impairment under the new accounting pronouncement. If an impairment is identified we will record an impairment charge in 2002, and the charge could be material. The charge, if any, will be recorded as a cumulative change in accounting principle in the statement of operations.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes FASB Statement No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations- Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will therefore be adopted by us, as required, on January 1, 2002. We anticipate that the adoption of SFAS 144 will not have a material impact on our financial position or our results of operations.

      In November 2001, the Financial Accounting Standards Board (FASB) issued Topic Number D-103 regarding “Income Statement Characterization of Reimbursements Received for “Out-Of-Pocket” Expenses Incurred.” This announcement requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in our statement of operations. We incur incidental expenses in the delivery of services to our clients that are commonly referred to as “out-of-pocket” expenses. These expenses include, but are not limited to, travel and related charges. Comparative financial statements for prior periods should be reclassified to comply with the guidance of this staff announcement. The provisions of this announcement will be effective for fiscal years beginning after December 15, 2001, and will therefore be adopted by us, as required, on January 1, 2002. For the years ended December 31, 2001 and 2000, reimbursable expenses, which were accounted for as a reduction of the related costs, amounted to $15.8 million and $20 million, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments. At December 31, 2001, our exposure to market risk relates primarily to changes in interest rates on our investment portfolio. Our short-term investments consist primarily of fixed income securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material adverse impact on the fair value of our investment portfolio.

Item 8.     Financial Statements and Supplementary Data

SAPIENT CORPORATION

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of Sapient Corporation:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Sapient Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
January 23, 2002

SAPIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2001	2000

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$109,744	$97,583
Short-term investments	134,793	182,991
Accounts receivable, less allowance for doubtful accounts of $3,220 and $5,433 at December 31, 2001 and 2000, respectively	37,036	83,403
Unbilled revenues on contracts	11,289	7,154
Income tax receivable	13,562	—
Prepaid expenses	3,212	5,528
Other current assets	2,444	6,106
Deferred income taxes	—	8,167

Total current assets	312,080	390,932
Property and equipment, net	41,466	56,672
Intangible assets, net	113,144	144,956
Other assets	8,180	11,594

Total assets	$474,870	$604,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,668	$2,100
Accrued expenses	13,194	12,122
Acquisition payable	—	5,573
Accrued restructuring costs, current portion	17,829	—
Accrued compensation	7,199	23,358
Income taxes payable	907	10,992
Deferred revenues on contracts	9,465	18,320

Total current liabilities	54,262	72,465
Accrued restructuring costs, net of current portion	35,511	—
Deferred income taxes	—	451
Other long term liabilities	3,883	4,930

Total liabilities	93,656	77,846

Commitments and contingencies (Note 10)
Minority interest	444	908
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none outstanding at December 31, 2001 and 2000	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 126,314,050 and 121,373,675 shares issued and outstanding at December 31, 2001 and 2000, respectively	1,262	1,214
Additional paid-in capital	468,447	423,935
Treasury stock, at cost, 110,000 shares	(421)	—
Deferred compensation	(8,443)	(10,058)
Accumulated other comprehensive loss	(1,478)	(862)
Retained earnings (deficit)	(78,597)	111,171

Total stockholders’ equity	380,770	525,400

Total liabilities and stockholders’ equity	$474,870	$604,154

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Revenues	$329,698	$503,339	$276,844
Operating expenses:
Project personnel costs (exclusive of stock-based compensation of $3,421, $1,397 and $1,005 for 2001, 2000, and 1999, respectively)	235,766	249,279	134,638
Selling and marketing costs (exclusive of stock-based compensation of $258, $95 and $435 for 2001, 2000, and 1999, respectively)	27,949	33,903	21,429
General and administrative costs (exclusive of stock-based compensation of $770, $673 and $589 for 2001, 2000, and 1999, respectively)	131,729	135,424	69,388
Restructuring and other related charges	100,640	—	—
Amortization of intangible assets	28,126	11,328	2,284
Stock-based compensation	4,449	2,165	2,029
Acquisition costs	—	—	2,340

Total operating expenses	528,659	432,099	232,108

Income (loss) from operations	(198,961)	71,240	44,736
Gain on equity investment change in interest	1,407	—	—
Other expense	(4,677)	(1,250)	—
Interest income	9,407	11,678	4,227

Income (loss) before income taxes, net equity loss from investees and minority interest	(192,824)	81,668	48,963
Income tax provision (benefit)	(3,091)	33,925	18,506

Income (loss) before net equity loss from investees and minority interest	(189,733)	47,743	30,457
Net equity loss from investees	(499)	(878)	(157)
Minority interest in net loss of consolidated subsidiary	464	95	—

Net income (loss)	$(189,768)	$46,960	$30,300

Basic net income (loss) per share	$(1.53)	$0.39	$0.27

Diluted net income (loss) per share	$(1.53)	$0.35	$0.24

Weighted average common shares	124,256	119,191	111,418
Weighted average common share equivalents	—	14,573	14,208

Weighted average common shares and common share equivalents	124,256	133,764	125,626

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
							Other
	Common Stock		Additional			Comprehensive	Comprehensive	Retained	Total
			Paid-in	Treasury	Deferred	Income	Income	Earnings	Stockholders’
	Shares	Amount	Capital	Stock	Compensation	(Loss)	(Loss)	(Deficit)	Equity

Balance at December 31, 1998	108,424	$1,084	$121,971	$—	$(2,178)	—	$26	$33,911	$154,814

Shares issued under stock option and purchase plans	4,117	42	23,944	—	—	—	—	—	23,986
Proceeds from public offering	2,230	22	83,254	—	—	—	—	—	83,276
Common stock issued for acquisition of E.Lab	176	2	4,136	—	—	—	—	—	4,138
Tax benefit of disqualifying dispositions of stock options	—	—	6,556	—	—	—	—	—	6,556
Amortization of deferred compensation	—	—	539	—	1,490	—	—	—	2,029
Comprehensive income:
Net income	—	—	—	—	—	$30,300	—	30,300	30,300
Other comprehensive income:
Currency translation adjustments	—	—	—	—	—	(44)	(44)	—	(44)
Net unrealized loss on short-term investments	—	—	—	—	—	(96)	(96)	—	(96)

Comprehensive income						$30,160

Balance at December 31, 1999	114,947	1,150	240,400	—	(688)	—	(114)	64,211	304,959

Shares issued under stock option and purchase plans	4,919	49	36,890	—	—	—	—	—	36,939
Change in interest in subsidiary	—	—	347	—	—	—	—	—	347
Common stock issued for acquisition of Human Code	1,508	15	131,098	—	(11,185)	—	—	—	119,928
Tax benefit of disqualifying dispositions of stock options	—	—	15,200	—	—	—	—	—	15,200
Amortization of deferred compensation	—	—	—	—	1,815	—	—	—	1,815
Comprehensive income:
Net income	—	—	—	—	—	$46,960	—	46,960	46,960
Other comprehensive income:
Currency translation adjustments	—	—	—	—	—	(422)	(422)	—	(422)
Net unrealized loss on investments	—	—	—	—	—	(326)	(326)	—	(326)

Comprehensive income						$46,212

Balance at December 31, 2000	121,374	1,214	423,935	—	(10,058)	—	(862)	111,171	525,400

Shares issued under stock option and purchase plans	2,890	29	17,637	—	—	—	—	—	17,666
Common stock issued for acquisition of TLG	2,200	22	14,151	—	(8,596)	—	—	—	5,577
Common stock received from Human Code purchase price adjustment	(150)	(2)	(942)	—	—	—	—	—	(944)
Repurchases of common stock	(110)	(1)	—	(421)	—	—	—	—	(422)
Tax benefit of disqualifying dispositions of stock options	—	—	20,600	—	—	—	—	—	20,600
Amortization of deferred compensation	—	—	—	—	3,277	—	—	—	3,277
Write-off of deferred compensation	—	—	(6,934)	—	6,934	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	$(189,768)	—	(189,768)	(189,768)
Other comprehensive loss:
Currency translation adjustments	—	—	—	—	—	(1,642)	(1,642)	—	(1,642)
Net unrealized gain on investments	—	—	—	—	—	1,026	1,026	—	1,026

Comprehensive loss						$(190,384)

Balance at December 31, 2001	126,204	$1,262	$468,447	$(421)	$(8,443)		$(1,478)	$(78,597)	$380,770

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(189,768)	$46,960	$30,300
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Loss recognized on write-down of investments	4,677	1,250	—
Gain on equity investment change in interest	(1,407)	—	—
Loss recognized on disposition of fixed assets	1,723	—	—
Depreciation and amortization	18,611	13,949	8,007
Amortization of intangible assets	28,126	11,328	2,284
Deferred income taxes	7,716	(7,923)	(2,874)
Allowance for doubtful accounts	2,706	6,347	1,240
Stock-based compensation	4,449	2,165	2,029
Acquisition costs	—	—	2,340
Equity received for services rendered	(156)	(2,076)	—
Non-cash restructuring costs	19,972	—	—
Net equity loss from investees	499	878	157
Minority interest in net loss of consolidated subsidiary	(464)	(95)	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	38,304	(14,767)	(32,982)
(Increase) decrease in unbilled revenues on contracts	(4,135)	7,371	(3,019)
Decrease (increase) in prepaid expenses	2,291	(1,181)	(3,447)
Decrease (increase) in other current assets	3,662	(2,071)	(842)
Decrease (increase) in other assets	279	(2,807)	(39)
Increase (decrease) in accounts payable	3,568	(2,730)	3,172
Increase (decrease) in accrued expenses	1,287	1,693	(998)
Increase in accrued restructuring costs	44,929	—	—
(Decrease) increase in accrued compensation	(16,159)	11,320	3,049
(Decrease) increase in income taxes payable	(559)	25,244	5,287
(Decrease) increase in other long term liabilities	(252)	3,838	181
(Decrease) increase in deferred revenues on contracts	(3,473)	3,080	4,229

Net cash (used in) provided by operating activities	(33,574)	101,773	18,074

Cash flows from investing activities:
Purchase of property and equipment	(18,208)	(43,748)	(16,987)
Net cash received from acquisition	—	435	15
Investments in and advances to affiliates	(962)	(8,036)	(1,732)
Long term investments	312	(3,751)	(600)
Cash paid for acquisition costs	—	—	(2,340)
Sales and maturities of short-term investments	266,594	177,850	123,708
Purchases of short-term investments	(217,977)	(216,774)	(202,231)

Net cash provided by (used in) investing activities	$29,759	$(94,024)	$(100,167)

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Cash flows from financing activities:
Proceeds from stockholders for notes receivable	$—	$71	$3,826
Payments to stockholders for notes receivable	—	—	(3,133)
Proceeds from stock option and purchase plans	17,510	36,939	23,986
Net proceeds from follow-on public offering	—	—	83,276
Contributions from minority interest of consolidated subsidiary	—	1,350	—
Repurchases of common stock	(422)	—	—

Net cash provided by financing activities	17,088	38,360	107,955

Effect of exchange rate changes on cash	(1,112)	(108)	—
Increase in cash and cash equivalents	12,161	46,001	25,862
Cash and cash equivalents, beginning of year	97,583	51,582	25,720

Cash and cash equivalents, end of year	$109,744	$97,583	$51,582

Schedule of non-cash operating activities:
Tax benefit of disqualifying dispositions of stock options	$20,600	$15,200	$6,556

Schedule of non-cash investing activities:
Common stock received from Human Code purchase price adjustment	$944	$—	$—

Supplemental disclosures of cash flow information:
Net assets and liabilities recognized upon acquisitions:
Cash and cash equivalents	—	$435	$15
Accounts receivable	—	1,166	631
Unbilled revenues on contracts	—	1,051	149
Prepaid expenses and other current assets	—	454	8
Property and equipment	—	3,282	164
Other assets	—	137	14
Accounts payable	—	393	84
Accrued expenses	—	9,258	1,589
Accrued compensation	—	356	—
Deferred revenues on contracts	—	104	—
Other long term liabilities	—	133	—
Accrued acquisition costs	—	$2,271	$875
Supplemental disclosures of non-cash financing activities:
Common stock issued for acquisition of E.Lab	—	—	4,138
Common stock and options issued for acquisition of Human Code	—	131,113	—
Acquisition payable for TLG	—	$5,573	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

      Sapient Corporation (Sapient or the Company), a leading business and technology consultancy, helps Global 2000 clients achieve explicit business outcomes through the rapid application and support of advanced information technology, primarily on a fixed-price basis. The Company is focused on delivering business value to its clients by understanding the key business problems they face and by solving those problems. The Company currently has offices in Cambridge, Massachusetts, New York, San Francisco, Chicago, Atlanta, Dallas, Los Angeles, Washington D.C., Denver, Houston, Düsseldorf, London, Munich, New Delhi, Tokyo and Toronto.

      The Company’s financial results for 2001 declined substantially from its financial results for 2000, due primarily to the decrease in the demand for its services, and the demand, in general, for advanced technology consulting services. This decrease reflected the declining economic climate in the United States in late 2000 and in 2001. As a result of this decrease in demand, the Company’s revenues for the year ended December 31, 2001 decreased 34% from its revenues for the year ended December 31, 2000, and the Company’s net income declined from $47.0 million for the year ended December 31, 2000 to a net loss of $189.8 million for the year ended December 31, 2001. The Company’s quarterly revenues declined sequentially throughout the year, with its revenues for the three month periods ended March 31, June 30, September 30 and December 31, 2001 decreasing 22%, 20%, 20% and 10%, respectively, from each of the previous quarters. The Company expects to experience a further decline in its revenues, and flat or declining operating results, for the quarter ended March 31, 2002, which could continue into future quarters. As a result of the losses incurred for the year ended December 31, 2001 and the expected further decline in its revenue in the first quarter of 2002, the Company reduced its work force in March 2001, July 2001 and February 2002. The Company also reduced office space in cities throughout the United States and closed its Sydney, Australia office. Although the Company’s operating cash flow for the year ended December 31, 2001 resulted in a use of cash of $33.6 million, its cash, cash equivalents and short-term investments at December 31, 2001 was $244.5 million. The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to meet its working capital, capital expenditure and restructuring requirements for at least the next 18 months.

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

  (b) Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates relied upon in preparing these financial statements include estimated costs to complete long term contracts, allowances for bad debts, estimated fair value of equity instruments received for services and from investments made, and whether any decline in such fair value is other than temporary, expected future cash flows used to evaluate the recoverability of goodwill and long-lived assets, restructuring and other related charges and recoverability of the Company’s net deferred tax assets and related valuation allowance. Although the Company regularly

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

  (c) Foreign Currency Translation

      For non-U.S. subsidiaries, which operate in a local currency environment, assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. The local currency for all foreign subsidiaries is considered to be the functional currency and accordingly, translation adjustments are reported as a separate component of stockholders’ equity under the caption of “accumulated other comprehensive income (loss).” Realized gains and losses from foreign currency transactions are included in the statement of operations, and were not material to the Company’s consolidated results of operations for the years ended 2001, 2000 and 1999.

  (d) Cash and Cash Equivalents

      All highly liquid investments with original maturities of three months or less are considered cash equivalents. Cash and cash equivalent balances consist of deposits and repurchase agreements with a large U.S. commercial bank and high-grade commercial paper. At December 31, 2001 and 2000, the Company has classified its cash equivalent investments, totaling approximately $5.4 million and $2.0 million, respectively, as available-for-sale. These investments are stated at amortized costs, which approximates fair value.

  (e) Short-Term Investments

      Short-term investments are available-for-sale securities which are recorded at fair market value. The difference between amortized cost and fair market value, net of tax effect, is shown as a separate component of stockholders’ equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income. Realized gains and losses from sales of available-for-sale securities were not material for any period presented. The Company considers available evidence, including the duration and extent to which declines in fair value compared to cost and the associated unrealized loss is “other than temporary”. If the decline is considered other than temporary, the unrealized loss is removed from other comprehensive income (loss) and recorded as other expense.

  (f) Financial Instruments and Concentration of Credit Risk

      Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable.

      The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses and such losses have been within management’s expectations. No customer accounted for greater than 10 percent of total revenues in 2001, 2000 or 1999.

      The fair market values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses at both December 31, 2001 and 2000 approximate their carrying amounts.

  (g) Property and Equipment

      Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the lease term. When an item is sold or retired, the cost and related

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accumulated depreciation is relieved, and the resulting gain or loss, if any, is recognized in the statement of operations.

  (h) Goodwill and Other Purchased Intangibles

      Goodwill and other purchased intangibles are being amortized on a straight-line basis over estimated useful lives ranging from one to seven years.

  (i) Impairment of Long-Lived Assets

      In accordance with Financial Accounting Standards Board Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If such circumstances exist, the Company evaluates the carrying value of long-lived assets to determine if impairment exists based on estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. To date, no such impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment, if any, based on the fair value of the impaired assets. The cash flow estimates that are used contain management’s best estimates, using appropriate and customary assumptions and projections at the time. It is possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. See item (t) in this note for “New Accounting Pronouncements”.

  (j) Other Assets

      Other assets include long term investments recorded under both the cost and equity methods of accounting. The Company uses the equity method of accounting for investments when it has an ownership interest of 20% to 50% or the ability to exercise significant influence over an investee’s operating activities. Investments accounted for under the equity method and cost method amounted to approximately $5.7 million and $200,000 at December 31, 2001, respectively, and approximately $3.8 million and $4.4 million at December 31, 2000, respectively.

      The Company classifies all cost method equity investments of publicly traded companies as available-for-sale. Available-for-sale investments are reported at fair value as of each balance sheet date. Fair value is determined based on market quotations. Investments in equity securities for which fair value is not readily determinable are carried at cost. If any adjustment to fair value reflects a decline in the value of the investment below cost, the Company considers available evidence, including the duration and extent to which the market value has been less than cost, to evaluate the extent to which the decline is “other than temporary”. If the decline is considered other than temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the writedown is included in the Company’s consolidated statement of operations. For the years ended December 31, 2001 and 2000, the Company recorded $0 and $786,000, respectively, of unrealized holding losses in stockholders’ equity. For the years ended December 31, 2001 and 2000, the Company recorded $4.8 million and $1.3 million, respectively, in charges to write down certain investments because the decline in the value of these investments was considered to be other than temporary.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  (k) Change in Interest Gains and Losses

      The Company includes gains and losses on changes in its interest in its subsidiaries and equity method investees in net income. If the change in interest is a gain and the subsidiary or equity method investee is a research and development, start-up or development stage company or an entity whose viability as a going concern is under consideration, the Company accounts for the change in interest as a component of stockholders’ equity.

  (l) Revenue Recognition

      The Company recognizes all of its revenue from the provision of professional services under written service contracts with its clients. All revenue generated from fixed-price contracts is recognized on the percentage-of-completion method of accounting, based on the ratio of labor hours incurred to total labor hours. This method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contact can be made, based on historical expenses and milestones set in the contract. All revenue from time and material contracts is recognized as services are provided. In some instances during 2001 and 2000, services were provided to clients in exchange for equity instruments of the client. The Company measures the fair value of the equity instrument on the date the parties come to a mutual understanding of the terms of the arrangement and a commitment for performance by the Company to earn the equity instruments is reached, or when the equity is earned, whichever occurs earlier. For the years ended December 31, 2001 and 2000, $156,000 and $2.1 million, respectively, of equity was received for services rendered. Subsequent changes in the value of equity are measured as indicated in the “Other Assets” policy above.

      Recognized revenues and profits are subject to revisions as the contract progresses to completion. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. For the year ended December 31, 2001, $1.5 million was provided for estimated losses on one uncompleted contract. Earnings recognized in excess of the amounts invoiced to clients are classified as unbilled revenues. Amounts invoiced to clients in excess of revenue recognized are classified as deferred revenues.

      The Company recognizes revenue for services only in those situations where collection from the client is probable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company bases its estimates on its historical collection and write-off experience, current trends, credit policy, detailed analysis of specific client situations and percentage of its accounts receivable by aging category. If the financial condition of Sapient’s clients were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. For the years ended December 31, 2001, 2000 and 1999, $2.7 million, $6.3 million and $1.2 million, respectively, was provided for doubtful accounts.

      The Company also incurs “out-of-pocket” expenses which are reimbursable by the client. Through December 31, 2001, these expenses were accounted for as a reduction of the related costs. Effective January 1, 2002, reimbursements received for out-of-pocket expenses incurred will be characterized as revenue in our statement of operations. See Item(t) in this note for “New Accounting Pronouncements.”

  (m) Research and Development Costs

      Substantially all research and development activities of the Company (except those incurred in connection with purchased business combinations) have been pursuant to customer contracts and, accordingly, have been charged to project costs as incurred. The Company has not capitalized any internally developed software development costs.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  (n) Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123 (SFAS 123) requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and net income per share in the notes to the financial statements. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plans, and pro forma disclosure is provided in Note 11.

      The stock-based compensation expense appearing in the financial statements relates to the Human Code, Inc. (Human Code), The Launch Group Aktiengesellschaft (TLG) and Adjacency, Inc. (Adjacency) acquisitions. The Company assumed the Human Code options granted to Human Code employees, which vest ratably over periods up to four years. Deferred compensation expense relates to the intrinsic value of the unvested options on the date of purchase. TLG employees were issued $10.0 million of restricted Sapient stock in July 2001. The $10.0 million is being amortized over a period of 4.75 years commencing on the date of acquisition. Adjacency stock options were granted, prior to the acquisition by the Company, at below fair market value. The deferred compensation was being amortized on a straight-line basis over the vesting period of three years and has been fully amortized as of December 31, 2001. Certain employees completed their vesting upon the acquisition of Adjacency, as described in Note 11(f).

  (o) Advertising Costs

      The Company charges the costs of advertising to expense as incurred, and includes them in selling and marketing in the consolidated statements of operations. Such costs totaled approximately $156,000, $1.1 million and $542,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

  (p) Income Taxes

      The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences, operating losses, or tax credit carryforwards are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. See Note 9.

  (q) Earnings (Loss) Per Share

      Under Statement of Financial Accounting Standards No. 128, the Company presents basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share reflects the per share effect of dilutive common stock equivalents. Common stock equivalents were outstanding for the year ended December 31, 2001 but were not included in the computation of diluted EPS because the Company recorded a net loss for the year.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  (r) Comprehensive Income (Loss)

      During 1998, the Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in the body of the financial statements. Comprehensive income (loss) includes net income (loss) as currently reported under generally accepted accounting principles and also considers the effect of additional economic events that are not required to be recorded in determining net income (loss) but are rather reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on investments as components of comprehensive income (loss).

  (s) Segment Reporting

      Through December 31, 2001, the Company engaged in business activities in one operating segment, which involves the provision of business and technology consulting and solutions, primarily on a fixed-price, fixed-timeframe basis.

      Data for the geographic regions in which the Company operates is presented below:

	2001	2000	1999

	(in thousands)
Revenues:
North America	$253,940	$459,460	$265,187
International	75,758	43,879	11,657

Total Revenues	$329,698	$503,339	$276,844

Long-lived assets:
North America	$144,290	$196,367	$37,536
International	10,320	5,261	2,637

Total long-lived assets	$154,610	$201,628	$40,173

      During the years ended December 31, 2001 and 2000, Sapient Ltd, the Company’s subsidiary in the UK, had $56.6 million and $33.8 million of revenue, respectively, or 75% and 77%, respectively, of total international revenues. Effective January 1, 2002, the Company now has discrete financial data by operating segments. Operating segments are defined as components of the Company about which separate financial information is available that is evaluated regularly by management. Management will use this information to manage resources and make financial decisions in the future. Effective January 1, 2002, the Company will report revenues and operating income (loss) on a industry basis in the United States and on a geographic basis for its international operations.

  (t) New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” (SFAS 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will therefore be adopted by the Company, as required, on January 1, 2002.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As a result of the provisions of SFAS 142, the Company will cease to amortize approximately $101.8 million of goodwill beginning in 2002. The Company recorded approximately $18.9 million of goodwill amortization during 2001 and would have recorded approximately $18.6 million of goodwill amortization during 2002 attributable to goodwill balances as of December 31, 2001. In lieu of amortization, the Company is required to perform an initial impairment review of its goodwill in 2002 and an annual impairment review thereafter. The Company is currently preparing the analysis necessary to test impairment under the new accounting pronouncement. If an impairment is identified, the Company will record an impairment charge in 2002, and the charge could be material. The charge, if any, will be recorded as a cumulative change in accounting principle in the statement of operations.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes FASB Statement No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will therefore be adopted by the Company, as required, on January 1, 2002. Management of the Company anticipates that the adoption of SFAS 144 will not have a material impact on the Company’s financial position or its results of operations.

      In November 2001, the Financial Accounting Standards Board (FASB) issued Topic Number D-103 regarding “Income Statement Characterization of Reimbursements Received for “Out-Of-Pocket” Expenses Incurred.” This announcement requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the Company’s statement of operations. The Company incurs incidental expenses in the delivery of services to its clients that are commonly referred to as “out-of-pocket” expenses. These expenses include, but are not limited to, travel and related charges. Comparative financial statements for prior periods should be reclassified to comply with the guidance of this staff announcement. The provisions of this announcement will be effective for fiscal years beginning after December 15, 2001, and will therefore be adopted by the Company, as required, on January 1, 2002. For the years ended December 31, 2001 and 2000, reimbursable expenses, which were accounted for as a reduction of the related costs, amounted to $15.8 million and $20 million, respectively.

(3) Short-Term Investments

      At December 31, 2001 and 2000, all of the Company’s short-term investments were classified as available-for-sale. Short-term investments are carried on the balance sheet at their fair market value.

      The following tables summarize the Company’s short-term investments in thousands of dollars:

	2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Commercial paper	$8,095	$6	$—	$8,101
U.S. government agencies	73,613	474	(19)	74,068
Municipal notes and bonds	46,288	207	(100)	46,395
Corporate debt securities	6,204	48	(23)	6,229

Short-term investments	$134,200	$735	$(142)	$134,793

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2000

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Commercial paper	$29,554	$—	$(13)	$29,541
U.S. government agencies	9,560	11	—	9,571
Municipal notes and bonds	137,923	336	(34)	138,225
Corporate debt securities	5,590	64	—	5,654

Short-term investments	$182,627	$411	$(47)	$182,991

      Contractual maturities of short-term investments at December 31, 2001:

	Amortized	Market
	Cost	Value

Less than one year	$100,844	$101,346
Due in 1 – 2 years	15,580	15,721
Due in 2 – 5 years	2,760	2,766
Due after 5 years	15,016	14,960

Short-term investments	$134,200	$134,793

      Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Gross realized gains and losses on the sale of securities are calculated using the specific identification method, and were not material to the Company’s consolidated results of operations for the years ended 2001, 2000 and 1999.

(4) Property and Equipment

      The cost and accumulated depreciation of property and equipment at December 31, 2001 and 2000 are as follows:

			Estimated
	2001	2000	Useful Life

	(In thousands)
Leasehold improvements	$26,978	$25,270	Lesser of lease term or life of asset
Furniture and fixtures	5,799	8,291	5 years
Office equipment	7,793	8,765	5 years
Computer equipment	42,388	46,959	3 years

	82,958	89,285
Less accumulated depreciation	(41,492)	(32,613)

Property and equipment, net	$41,466	$56,672

      Depreciation and amortization expense was approximately $18.6 million, $13.9 million and $8.0 million for the years ended 2001, 2000 and 1999, respectively.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Intangible Assets

      Certain intangible assets were acquired in connection with the Company’s acquisitions which were accounted for as purchases. The following table summarizes the cost and accumulated amortization of intangible assets at December 31, 2001 and 2000:

			Estimated
	2001	2000	Useful Life

	(In thousands)
Marketing assets and customer lists	$4,100	$4,100	7 Years
Assembled work force and employment agreements	5,278	5,278	1-4 Years
Developed technology	16,161	16,161	3 Years
Goodwill	130,028	133,716	7 Years

	155,567	159,255
Less accumulated amortization	(42,423)	(14,299)

Intangible assets, net	$113,144	$144,956

(6) Investments and Minority Interest

      On October 25, 2000, the Company invested $3.7 million in Dream Incubator, Inc. (DI), a management consulting company that develops strategies for e-businesses in Japan, and acquired a 19% interest. During the year ended December 31, 2001, the Company’s equity ownership percentage in DI was diluted from 19% to approximately 17% due to the sale by DI of shares to new investors at a higher share price than the Company previously paid. The Company recorded a $1.4 million gain as a result of the change in equity interest. Under the terms of the Company’s investment agreement with DI, the Company has one seat on DI’s board of directors, with special voting rights and other privileges, and therefore uses the equity method of accounting for this investment. On October 25, 2000, DI acquired a 12% equity interest in Sapient KK, the Company’s Japanese subsidiary, for $1.3 million in cash. The excess cash payment of $347,000 over the Company’s carrying value of Sapient KK was recorded as a component of stockholders’ equity, due to the start up nature of Sapient KK. DI will provide Sapient KK with start up services including strategy, temporary management, recruiting and other services. Prior to this transaction, the Company owned 100% of this subsidiary. DI may put to the Company up to 50% of their shares in Sapient KK on the second through fourth anniversary of the agreement for the then-fair value. The estimated fair value of the potential put obligation was not materially different than the original share proceeds as of December 31, 2001. The Company has similar put rights to DI on 50% of their shares in DI in the aggregate.

      In September 1999, the Company commenced a joint venture, Sapient S.p.A., in Milan, Italy. The joint venture provides business and technology consulting in Italy. The Company owns 50% of this joint venture and uses the equity method of accounting because the Company has the ability to significantly influence but not control the joint venture. The Company has call option rights to purchase one additional share in January 2002 and January 2003 at a price equal to its nominal value. The Company did not exercise its option in January 2002. The Company also has the option to purchase the remaining ownership interests in the joint venture in January 2004 and in each quarter of 2004 at a price determined using a formula based on an appraised fair market value and a multiple of projected earnings.

(7) Bank Loan Facility

      The Company has a $5.0 million loan facility with a bank, which expires on August 30, 2002. Borrowings under this agreement bear interest at the bank’s prime rate. The Company had no borrowings under this facility at December 31, 2001 or 2000. Letters of credit of $3.7 million, which were issued as security deposits

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for certain of the Company’s lease commitments, were outstanding under the agreement at both December 31, 2001 and 2000, respectively. The facility contains various financial covenants, including limitations on the payment of cash dividends and maintenance of certain financial ratios. The Company was in compliance with these covenants at December 31, 2001.

(8) Restructuring and Other Related Charges

      As a result of the decline in the demand for advanced technology consulting services that began in the second half of 2000, the Company announced restructurings of its workforce and operations in March 2001 and July 2001. In connection with the restructuring plan announced in March 2001, the Company recorded restructuring and other related charges of $47.3 million, which consisted of $11.9 million for workforce reductions, $33.3 million for consolidation of facilities, including leasehold improvements and $2.1 million for other depreciable assets. The March 2001 restructuring plan resulted in the termination of approximately 750 employees, none of whom remained employed by the Company as of March 31, 2001. 73% of the terminated employees were project personnel, 4% were selling and marketing personnel and 23% were general and administrative personnel. The restructuring plan also included closing the Sydney, Australia office and consolidating office space in other cities where the Company had multiple office locations. Estimated costs for the consolidation of facilities comprise contractual rental commitments for office space being vacated and related costs, in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 411,000 square feet, all of which was vacated as of December 31, 2001. Due to declining rental markets, the Company currently does not expect to sub-lease certain office space as quickly or at rates as high as originally anticipated, resulting in additional restructuring charges of $13.2 million for facilities during second through fourth quarters of 2001, for a total charge of $60.5 million for this restructuring plan.

      In connection with a further restructuring of its operations announced in July 2001, the Company recorded restructuring and other related charges of $38.0 million in the quarter ended September 30, 2001, which consisted of $11.7 million for workforce reductions, $23.5 million for consolidation of facilities and $2.8 million for other depreciable assets. The Company reduced its headcount by approximately 390 employees, principally in North America. The Company also announced the cessation of the game development business it acquired from Human Code, which resulted in an additional headcount reduction of 111 employees. In total, the July 2001 restructuring plan resulted in the termination of approximately 501 employees, none of whom remained employed with the Company as of December 31, 2001. 76% of the terminated employees were project personnel, 7% were selling and marketing personnel and 17% were general and administrative personnel. The restructuring plan included consolidating office space in cities where the Company had multiple office locations. Estimated costs for the consolidation of facilities comprise contractual rental commitments for office space being vacated and related costs, in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 228,000 square feet, all of which was vacated as of December 31, 2001. Due to final severance arrangements made to employees terminated in the fourth quarter of 2001 and additional disposals of fixed assets identified in December 2001, the Company recorded additional restructuring charges of $0.9 million for workforce and a non-cash charge of $1.2 million for depreciable assets in the fourth quarter of 2001, for a total charge of $40.1 million for this restructuring plan.

      These restructuring charges and accruals required certain significant estimates and assumptions, including sub-lease income. These estimates and assumptions will be monitored on a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the near term resulting in additional charges and the effect could be material.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Charges for restructuring and other related activities as of, and for the year ended, December 31, 2001 were as follows (in thousands):

				Utilized
	Original	Additional				Balance
	Charge	Charge	Adjustments	Non-Cash	Cash	12/31/01

Workforce	$11,948	$11,691	$852	$(67)	$(22,789)	$1,635
Facilities	33,285	23,549	13,217	(6,470)	(11,876)	51,705
Depreciable assets	2,109	2,769	1,220	(6,098)	—	—

	$47,342	$38,009	$15,289	$(12,635)	$(34,665)	$53,340

Current accrued restructuring costs	17,829

Non-current accrued restructuring costs	$35,511

(9) Income Taxes

      The provision for income taxes consists of the following:

	2001	2000	1999

	(In thousands)
Federal, current	$(11,634)	$31,320	$19,166
State, current	117	4,741	2,131
Foreign, current	710	1,534	83

Subtotal, current income tax provision (benefit)	(10,807)	37,595	21,380

Federal, deferred	6,674	(3,174)	(2,816)
State, deferred	1,042	(496)	(440)
Foreign, deferred	—	—	382

Subtotal, deferred income tax provision (benefit)	7,716	(3,670)	(2,874)

Income tax provision (benefit)	$(3,091)	$33,925	$18,506

      The income tax benefit of the employee stock option compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes credited to additional paid-in capital was $20.6 million, $15.2 million and $6.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      Income tax expense for the years ended December 31, 2001, 2000 and 1999 differed from the amounts computed by applying the U.S. statutory income tax rate to pre-tax income as a result of the following:

	2001	2000	1999

Statutory income tax (benefit) rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal benefit	(4.8)	5.2	5.6
Non-deductible goodwill	3.1	2.4	—
Tax exempt interest	(.9)	(2.0)	(1.4)
Valuation allowance	35.4	—	—
Other, net	0.6	0.9	(1.4)

Effective income tax (benefit) rate	(1.6)%	41.5%	37.8%

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2001 and 2000, deferred income tax assets and liabilities resulted from differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

	2001	2000

	(In thousands)
Deferred income tax assets (liabilities), current:
Deferred revenue	$9,372	$7,560
Allowance for doubtful accounts	1,241	1,951
Other reserves and accruals	867	1,395
Unbilled revenue	(5,410)	(2,739)
Restructuring charges	6,899	—

Gross deferred income tax assets (liabilities), current	12,969	8,167
Valuation allowance	(12,969)	—

Net deferred income tax assets (liabilities), current	$—	$8,167

Deferred income tax assets (liabilities), non-current:
Property and equipment	$1,849	$2,395
In-process research and development	3,494	3,793
Goodwill and other intangibles	(1,470)	(5,430)
Less than 100% owned consolidated investments	(679)	(1,310)
Tax credits	3,249	—
Unused net operating losses	38,871	—
Restructuring charges	14,359	—
Other	—	101

Gross deferred income tax assets (liabilities), non-current	59,673	(451)
Valuation allowance	(59,673)	—

Net deferred income tax assets (liabilities), non-current	$—	$(451)

      As of December 31, 2001, the Company had net operating loss carryforwards of approximately $130.0 million related to U.S. federal, state and foreign jurisdictions. If not utilized, the net operating loss carryforwards will begin to expire at various times beginning in 2007. The Company’s federal research and development and alternative minimum tax credit carryforwards for income tax purposes are approximately $3.2 million. If not utilized, the federal tax credit carryforwards will expire in 2021. In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2001, anticipated additional operating losses for the first quarter of 2002 and uncertainty as to the extent and timing of profitability in future periods, the Company recorded a full valuation allowance of approximately $72.6 million for the year ended December 31, 2001. The decision to record the valuation allowance required significant judgment. Had we not recorded this allowance, we would have reported materially different results. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax assets considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets of approximately $4.4 million as of December 31, 2001 pertain to net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss carryforwards is accounted for as a credit to additional paid-in-capital.

      The Company did not provide for United States income taxes and foreign withholding taxes on a cumulative total of approximately $10.5 million of undistributed earnings for certain non-United States subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside the United States.

      Total income taxes paid in 2001, 2000 and 1999 were approximately $565,000, $16.4 million and $16.0 million, respectively.

(10) Commitments and Contingencies

      The Company maintains its executive office in Cambridge, Massachusetts and operating offices in several locations throughout the United States and abroad. Future minimum rental commitments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2001 were as follows:

(In thousands)

2002	$18,837
2003	18,679
2004	14,184
2005	8,444
2006	7,534
Thereafter	29,536

      Rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $23.1 million, $25.6 million and $14.4 million, respectively.

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

(11) Stock Plans

  (a) 1992 Stock Option Plan

      During 1992, the Company approved the 1992 Stock Plan (the 1992 Plan) for its employees. The 1992 Plan provided for the Board of Directors to grant stock options, stock purchase authorizations and stock bonus awards up to an aggregate of 20,000,000 shares of non-voting common stock. Since consummation of the Company’s initial public offering of common stock in April 1996, no further grants or awards may be made pursuant to the 1992 Stock Plan. Previously outstanding awards remain outstanding, and are exercisable for shares of the Company’s common stock.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Most stock options granted under the 1992 Plan qualify as Incentive Stock Options (ISO) under Section 422 of the Internal Revenue Code. The price at which shares may be purchased with each option was specified by the Board at the date the option was granted, but in the case of an ISO, was not less than the fair market value of the Company’s common stock on the date of grant. The duration of each option was specified by the Board, but no option designated as an ISO can be exercised beyond ten years from the date of grant. Stock options granted under the 1992 Plan generally become exercisable over a four-year period, are nontransferable, and expire six years after the date of grant (subject to earlier termination in the event of the termination of the optionee’s employment or other relationship with the Company).

  (b) 1996 Equity Stock Incentive Plan

      The Company’s 1996 Equity Stock Incentive Plan (the 1996 Plan) authorizes the Company to grant options to purchase common stock, to make awards of restricted common stock and to issue certain other equity-related awards to employees and directors of, and consultants to, the Company. A total of 19,200,000 shares of common stock may be issued under the 1996 Plan. The 1996 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration dates of options granted. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the common stock. The exercise price of options qualifying as Incentive Stock Options may not be less than the fair market value of the common stock on the grant date. Stock options granted under the 1996 Plan are nontransferable, generally become exercisable over a four-year period and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee’s employment or other relationship with the Company).

  (c) 1996 Employee Stock Purchase Plan

      The Company’s 1996 Employee Stock Purchase Plan (the Purchase Plan) authorizes the issuance of up to 3,600,000 shares of common stock to participating employees through a series of semi-annual offerings. The maximum number of shares available in each offering is 200,000 shares (plus any unpurchased shares available from previous offerings) for the first six offerings, 240,000 shares (plus any unpurchased shares available from previous offerings) for the seventh through ninth offerings, 480,000 shares (plus any unpurchased shares available from previous offerings) for the tenth offering and 600,000 shares (plus any unpurchased shares available from previous offerings) for the eleventh and twelfth offerings. An employee becomes eligible to participate in the Purchase Plan when he or she is regularly employed by the Company for at least 20 hours a week and for more than five months in a calendar year on the first day of the applicable offering. The price at which employees may purchase common stock in an offering is 85 percent of the closing price of the common stock on the Nasdaq National Market on the day the offering commences or on the day the offering terminates, whichever is lower. Approximately 56 percent, 58 percent and 55 percent of eligible employees participated in at least one of the two offerings under the Purchase Plan during the years ended December 31, 2001, 2000 and 1999, respectively. Under the Purchase Plan, the Company sold 856,849, 377,044 and 387,680 shares of common stock in 2001, 2000 and 1999, respectively.

  (d) 1996 Director Stock Option Plan

      The Company’s 1996 Director Stock Option Plan (the Director Plan) authorizes the issuance of 240,000 shares of common stock. Each non-employee director elected to the Board of Directors after the adoption of the Director Plan will, upon his or her election, automatically be granted an option to purchase 40,000 shares of common stock at an exercise price equal to the fair market value of the Company’s common stock on the grant date. Options granted pursuant to the Directors Plan vest in four equal annual installments commencing on the first anniversary of the date of grant and generally expire ten years after the date of grant.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2001 and 2000, options to purchase 40,000 shares of common stock had been granted under the Director Plan.

  (e) 1998 Stock Incentive Plan

      The Company’s 1998 Stock Incentive Plan (the 1998 Plan) authorizes the Company to grant options to purchase common stock, to make awards of restricted common stock, and to issue certain other equity-related awards to employees and directors of, and consultants to, the Company. The total number of shares of common stock which may be issued under the 1998 Plan is 18,000,000 shares. The 1998 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration date. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the common stock. The exercise price of options qualifying as Incentive Stock Options may not be less than the fair market value of the common stock on the grant date. Stock options granted under the 1998 Plan are nontransferable, generally become exercisable over a four-year period and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee’s employment or other relationship with the Company).

  (f) Adjacency, Inc. 1998 Stock Option Plan

      In connection with the acquisition of Adjacency, the Company assumed the outstanding options granted under the Adjacency 1998 Stock Option Plan (the Adjacency Plan). The Adjacency Plan was originally adopted by Adjacency in 1998 and provided for the grant of stock options up to an aggregate of 4,000,000 shares of Class B common stock of Adjacency. In November 1998, prior to the acquisition, Adjacency had granted a total of 437,000 options to its employees at exercise prices between $2.36 and $12.15 per share. As a result of the acquisition, the Company assumed options under the Adjacency Plan, and converted them into options to purchase 253,016 shares of the Company’s common stock. The shares vested ratably over three years starting on the date of employment, except for certain employees who were granted accelerated vesting upon a change-in-control of Adjacency. The total compensation charge to be taken over the vesting period is approximately $7.2 million, since the options were granted at below fair market value. A charge of approximately $1.7 million in the first quarter of 1999 was the result of the change-in-control provisions. Stock-based compensation expense, relating to these options, was approximately $247,000, $440,000 and $2.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. The deferred compensation has been fully amortized as of December 31, 2001. No further grants may be made pursuant to the Adjacency Plan. Previously outstanding options under the Adjacency Plan remain outstanding, and are exercisable for shares of the Company’s common stock.

  (g) Human Code 1994 Stock Option/ Stock Issuance Plan

      In connection with the acquisition of Human Code, the Company assumed the outstanding options granted under the Human Code 1994 Stock Option/ Stock Issuance Plan (the Human Code Plan). Prior to the acquisition, options to purchase approximately 2,864,000 shares of Human Code common stock were outstanding at exercise prices between $0.10 and $3.25 per share. As a result of the acquisition, the Company assumed the outstanding Human Code stock options and converted them into options to purchase approximately 471,000 shares of the Company’s common stock at exercise prices between $1.00 and $32.64 per share. The options vest ratably over periods up to four years. The Company recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options, of which approximately $899,000 has not been amortized as of December 31, 2001. Stock-based compensation expense relating to these options was approximately $2.0 million and $1.4 million for the years ended December 31, 2001 and 2000, respectively. In connection with the termination of certain Human Code employees to whom the deferred compensation related, $6.9 million was reversed through additional paid-in-capital in 2001. The remaining deferred

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation will be charged to operations at the rate of approximately $120,000 million per quarter for the next six quarters, and $179,000 million in total thereafter, spread over approximately four quarters. No further grants may be made pursuant to the Human Code Plan. Previously outstanding options under the Human Code Plan remain outstanding, and are exercisable for shares of the Company’s common stock.

  (h) 2001 Stock Option Plan

      The Company’s 2001 Stock Option Plan (the 2001 Plan) authorizes the Company to grant options to purchase common stock to employees and directors of, and consultants to, the Company. The total number of shares of common stock which may be issued under the 2001 Plan is 12,000,000 shares. The 2001 Plan is administered by the Board of Directors, or a subcommittee thereof, which selects the persons to whom stock options are granted and determines the number of shares, the exercise prices, the vesting terms and the expiration date. Under the terms of the 2001 Plan, no stock options, including non-qualified options, may be granted at exercise prices which are below the grant date fair market value of the common stock. Stock options granted under the 2001 Plan are nontransferable, generally become exercisable over a four-year period and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee’s employment or other relationship with the Company).

      A summary of the status of the Company’s eight stock option plans as of December 31, 2001, 2000 and 1999 and changes during the years then ended is presented below:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Fixed Options	Shares	Price	Shares	Price	Shares	Price

	(In thousands, except per share data)
Outstanding at beginning of year	28,034	$23.27	25,048	$11.14	23,500	$6.41
Granted	7,737	$9.75	10,471	$36.67	8,934	$18.62
Exercised	(1,929)	$4.85	(4,681)	$6.33	(4,118)	$4.13
Forfeited	(9,222)	$25.73	(2,804)	$22.97	(3,268)	$9.88

Outstanding at end of year	24,620	$19.55	28,034	$23.27	25,048	$10.77

Options exercisable at year end	8,822		6,963		5,048

Weighted average grant date fair value of options granted during the year	$9.75		$37.26		$10.81

Weighted average grant date fair value of options granted during the year below fair value (see Note 11(f) and 11(g) relating to the Adjacency and Human Code Plan)	$—		$38.38		$10.97

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
December 31, 2001	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

	(In thousands)			(In thousands)
$0.00 to $5.93	3,176	6.9 years	$4.19	1,566	$2.85
$5.94 to $8.32	2,947	6.5 years	$6.54	1,677	$6.35
$8.33 to $10.25	2,769	6.6 years	$9.60	1,734	$9.65
$10.31 to $10.90	3,861	9.2 years	$10.60	98	$10.59
$10.91 to $15.59	2,941	7.4 years	$12.54	1,293	$12.56
$15.60 to $28.69	2,721	7.6 years	$19.99	980	$18.05
$28.70 to $47.75	2,928	8.2 years	$38.83	845	$37.99
$47.76 to $53.63	2,531	8.4 years	$52.04	456	$51.94
$53.63 to $69.27	719	8.0 years	$59.42	166	$59.63
$69.28 to $69.28	27	8.6 years	$69.28	7	$69.28

$0.00 to $69.28	24,620	7.7 years	$19.55	8,822	$15.08

      The Company has eight stock-based compensation plans, which are described above. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	2001	2000	1999

	(In thousands except per share data)
Net income (loss)
As reported	$(189,768)	$46,960	$30,300
Pro forma	$(252,012)	$(10,806)	$(9,798)
Basic net income (loss) per share
As reported	$(1.53)	$0.39	$0.27
Pro forma	$(2.03)	$(0.09)	$(0.09)
Diluted net income (loss) per share
As reported	$(1.53)	$0.35	$0.24
Pro forma	$(2.03)	$(0.09)	$(0.09)

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following are the weighted average assumptions for grants in 2001, 2000 and 1999: dividend yield of 0.0 percent for each year; expected volatility of 117, 119 and 73 percent in 2001, 2000 and 1999, respectively; risk free interest rates ranging from 3.9 to 6.2 percent; and expected lives of 4 years. The pro forma impact on the three years ended December 31, 2001 is not necessarily representative of the pro forma effects which may be expected in future years.

(12) Retirement Plans

      The Company established a 401(k) retirement savings plan for employees in June 1994. Under the provisions of the plan, the Company matches 25 percent of an employee’s contribution, up to a maximum of $1,250 per employee per year. Total Company contributions in 2001, 2000 and 1999 were approximately $2.3 million, $1.9 million and $1.4 million, respectively.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Stockholders’ Equity

  (a) Increase in Authorized Common Stock; Stock Splits

      On October 21, 1999, the Company declared a two-for-one stock split effected as a 100% stock dividend distributed on November 5, 1999, to all shareholders of record on November 1, 1999.

      At the Company’s Annual Meeting of Stockholders held on May 22, 2000, the stockholders voted to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation which increased the number of authorized shares of common stock from 100,000,000 to 200,000,000.

      On August 1, 2000, the Company declared a two-for-one stock split effected as a 100% stock dividend distributed on August 28, 2000, to all shareholders of record on August 14, 2000.

      The financial statements and all financial information included in this report have been restated for all periods presented to reflect the two-for-one stock splits.

  (b) Preferred Stock

      On February 13, 1996, the Board of Directors authorized an amendment to the Company’s Certificate of Incorporation giving the Board the authority to issue up to 5,000,000 shares, $0.01 par value, of preferred stock with terms to be established by the Board at the time of issuance.

  (c) Treasury Stock

      On September 20, 2001, the Board of Directors authorized a stock repurchase program of up to $25.0 million over a one-year period. This program became effective immediately. Any purchases under the stock repurchase program may be made from time-to-time, in the open market, through block trades or otherwise. At December 31, 2001, 110,000 shares of common stock were repurchased and placed in treasury.

  (d) Earnings (Loss) Per Share

      The following information presents the Company’s computation of basic and diluted EPS for the periods presented in the consolidated statements of operations (in thousands, except per share data):

	2001	2000	1999

Net Income (Loss)	$(189,768)	$46,960	$30,300
Basic Net Income (Loss) per Share:
Weighted average common shares outstanding	124,256	119,191	111,418
Shares used in computing per share amount	124,256	119,191	111,418

Basic net income (loss) per share	$(1.53)	$0.39	$0.27

Diluted Net Income (Loss) per Share:
Weighted average common shares outstanding	124,256	119,191	111,418
Dilutive stock options	—	14,573	14,208

Shares used in computing per share amount	124,256	133,764	125,626

Diluted net income (loss) per share	$(1.53)	$0.35	$0.24

      Options to purchase approximately 22.5 million shares of common stock were outstanding for the year ended December 31, 2001 but were not included in the computation of diluted EPS because the Company recorded a net loss for the year. Options to purchase approximately 3.9 million and 298,000 shares of common stock for the years ended December 31, 2000 and 1999, respectively, were outstanding but were not included

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the computations of diluted EPS because the exercise price of the options was greater than the average market price of the Company’s common stock for the period reported.

(14) Acquisitions

      On October 25, 2000, the Company consummated an agreement to acquire TLG, a provider of strategy and business consulting services. Upon consummation, the Company invested approximately $2.2 million in cash directly into TLG for a 75% ownership position. In July 2001, per the agreement, the Company acquired the remaining 25% of TLG in exchange for approximately 671,000 shares of its common stock. The Company also issued approximately 1,529,000 shares of its common stock to the former TLG employees continuing with the Company. These shares are restricted and subject to vesting based on continued employment with the Company. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The $5.0 million paid in July 2001 was included in the overall purchase price and in the accompanying balance sheet as an acquisition payable at December 31, 2000. TLG’s results of operations are included in the Company’s consolidated statement of operations from the date of acquisition. The Company began to amortize the $10.0 million of restricted common stock over the vesting period of 4.75 years commencing on October 25, 2000. The total compensation charge was approximately $2.1 million and $351,000 for the years ended December 31, 2001 and 2000, respectively. The Company expects this charge to be approximately $527,000 for each of the next fourteen quarters, or $2.1 million annually. Pro forma results combining the Company and TLG are not materially different from the Company’s results of operations.

      On August 28, 2000, the Company acquired all of the outstanding common stock of Human Code for approximately $133.1 million in stock and replacement of existing Human Code stock options, and direct acquisition costs of approximately $1.9 million. Human Code is a provider of interactive design services for broadband applications. The Company issued approximately 1,508,000 shares of its common stock and approximately 471,000 stock options of the Company pursuant to this acquisition. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. In 2001, 150,334 shares were returned to Sapient upon resolution of a purchase price claim asserted by the Company pursuant to the terms of the acquisition agreement. These shares were valued at $944,000, the fair value of the shares on the date that the former Human Code shareholders agreed to the return of the shares, and were recorded as a reduction to goodwill. Human Code’s results of operations are included in the Company’s consolidated statement of operations from the date of acquisition.

      A summary of the acquisition follows (in thousands):

Common stock	$100,228
Stock options	29,941
Transaction costs	1,941

Total consideration	132,110
Fair value of net liabilities assumed	2,161

Excess of purchase price over fair value of net tangible assets acquired	$134,271

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The excess of purchase price over fair value of net tangible assets acquired was allocated as follows (in thousands):

Customer contracts	$300
Assembled workforce and employment agreements	2,900
Deferred compensation	11,185
Developed technology	13,000
Deferred income taxes	(6,480)
Goodwill	113,366

Total	$134,271

      These assets are being amortized on a straight-line basis over lives principally ranging from one to seven years.

      Below are the pro forma results of operations for the Company and Human Code assuming that the acquisition of Human Code occurred at the beginning of each twelve-month period ended December 31, 2000 and 1999.

	2000	1999

	(Unaudited)	(Unaudited)

	(In thousands, except per
	share data)
Net revenues	$516,800	$292,198
Net income	$26,641	$6,207
Basic net income per share	$0.22	$0.06
Diluted net income per share	$0.20	$0.05

      The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had this acquisition been consummated as of January 1, 2000 and January 1, 1999, respectively, nor is it necessarily indicative of future operating results.

      On June 30, 2000, the Company invested $2.0 million directly in HWT, Inc. (HWT, formerly HealthWatch Technologies, L.L.C.) in connection with a reorganization of HWT. As a result of this investment and reorganization, the Company’s equity ownership of HWT increased to approximately 55% and the Company now controls HWT. Prior to the reorganization, the Company had a less than 50% non-controlling ownership interest in HWT and accounted for this investment using the equity method of accounting. The consolidated statements of operations include the results of operations of HWT from the date of this additional investment. The investment and reorganization has been accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. Pro forma results combining the Company and HWT are not materially different from the Company’s results of operations.

      On October 8, 1999, the Company acquired substantially all of the assets of E.Lab L.L.C. (E.Lab) for approximately $5.0 million, including acquisition costs of approximately $875,000. The Company issued 176,088 shares of its common stock and assumed certain liabilities of E.Lab, a provider of experience modeling services. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. Intangible assets related to the E.Lab acquisition are comprised of approximately $500,000 for assembled workforce and $5.2 million for goodwill, which represents the excess of the purchase price over the fair value of identifiable assets acquired. These intangible assets are being amortized on a straight-line basis over a period of two to seven years.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Below are the pro forma results of operations for the Company and E.Lab assuming that the acquisition of E.Lab occurred at the beginning of the year ended December 31, 1999.

1999

(Unaudited)
(In thousands,
except per
share data)
Net Revenues	$280,018
Net Income	$30,094
Basic net income per share	$0.27
Diluted net income per share	$0.24

      On March 29, 1999, the Company acquired all of the outstanding capital stock of Adjacency. This acquisition was accomplished through the issuance of 3,162,696 shares of the Company’s common stock for all of the outstanding shares of Adjacency, a provider of integrated full service e-business solutions. This acquisition has been accounted for using the pooling of interests method of accounting and the Company’s Consolidated Financial Statements have been restated for all periods presented to reflect this acquisition. Costs, which consisted primarily of investment banking, accounting and legal fees related to this acquisition approximated $2.3 million and are included in the accompanying consolidated statement of operations for the year ended December 31, 1999.

      During the period from January 1, 1996 through March 29, 1999 (the date of the Company’s acquisition of Adjacency), Adjacency elected to be treated as an S-Corporation for income tax purposes. Under this election, Adjacency’s individual stockholders are deemed to have received a pro rata distribution of taxable income (loss) of Adjacency (whether or not an actual distribution was made), which is included in each stockholder’s taxable income. Accordingly, Adjacency did not provide for income taxes during the period from January 1, 1996 through March 29, 1999. Adjacency’s S-Corporation tax reporting status was terminated on the date of acquisition.

(15) Related Party Transactions

      During 2001, 2000 and 1999, the Company recognized approximately $1.6 million, $1.4 million and $3.6 million, respectively, in net revenues from consulting services provided to related parties in which the Company has non-controlling equity interests. In addition to recognizing revenue for services provided to Sapient S.p.A., the Company reduced general and administrative expenses by approximately $322,000 and $992,000 for start up and administrative services billed to the joint venture during 2001 and 2000, respectively. At December 31, 2001 and 2000, the Company had receivables due from these entities of approximately $434,000 and $2.4 million, respectively. The Company incurred costs of approximately $361,000 and $863,000 in start up services provided by DI to Sapient KK for the years ended December 31, 2001 and 2000, respectively, of which approximately $1,500 and $155,000 is included in accounts payable at December 31, 2001 and 2000, respectively.

      On January 31, 2000, the Company entered into a strategic relationship with a client which included, among other things, the Company becoming a preferred supplier to that client and its affiliated entities. As part of the relationship, the co-CEOs and co-chairmen of the Board of Directors of the Company each issued a $10.0 million convertible note to the client. The notes are convertible into shares of the Company’s common stock owned by the co-CEOs and co-chairmen at a conversion rate equal to the closing price of the Company’s common stock on the date the convertible notes were executed. The client’s ability to convert the notes is subject to certain vesting restrictions, based upon the client’s ability to achieve certain revenue targets to Sapient within prescribed timeframes. The notes cannot be converted before May 15, 2002.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16) Quarterly Financial Results (Unaudited)

      The following tables set forth certain unaudited quarterly results of operations of the Company for 2001 and 2000. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended (Unaudited)

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

	(In thousands, except per share data)
Revenues	$109,141	$87,286	$69,980	$63,291
Operating expenses:
Project personnel costs	74,409	63,578	51,510	46,269
Selling and marketing costs	7,516	8,377	5,948	6,108
General and administrative costs	39,618	34,641	29,352	28,118
Restructuring and other related charges	47,342	3,470	42,608	7,220
Amortization of intangible assets	6,593	6,593	7,504	7,436
Stock-based compensation	1,501	1,309	939	700

Total operating expenses	176,979	117,968	137,861	95,851

Loss from operations	(67,838)	(30,682)	(67,881)	(32,560)
Gain on equity investment change in interest	1,407	—	—	—
Other (expense) income	(2,357)	(2,339)	(131)	150
Interest income	3,022	2,674	2,315	1,396

Loss before income taxes, net equity loss from investees and minority interest	(65,766)	(30,347)	(65,697)	(31,014)
Income tax provision (benefit)	(17,622)	(13,134)	29,030	(1,365)

Loss before net equity loss from investees and minority interest	(48,144)	(17,213)	(94,727)	(29,649)
Net equity loss from investees	(110)	(241)	(113)	(35)
Minority interest in net loss of consolidated subsidiary	1	84	189	190

Net loss	$(48,253)	$(17,370)	$(94,651)	$(29,494)

Basic net loss per share	$(0.39)	$(0.14)	$(0.76)	$(0.23)

Diluted net loss per share	$(0.39)	$(0.14)	$(0.76)	$(0.23)

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended (Unaudited)

	March 31,	June 30,	September 30,	December 31,
	2000	2000	2000	2000

	(In thousands, except per share data)
Revenues	$100,334	$125,769	$138,057	$139,179
Operating expenses:
Project personnel costs	48,575	60,321	68,183	72,200
Selling and marketing costs	7,885	7,769	7,986	10,263
General and administrative costs	25,253	33,753	38,132	38,286
Amortization of intangible assets	884	757	2,935	6,752
Stock-based compensation	110	110	454	1,491

Total operating expenses	82,707	102,710	117,690	128,992

Income from operations	17,627	23,059	20,367	10,187
Other expense	—	—	—	(1,250)
Interest income	2,473	2,768	3,248	3,189

Income before income taxes, net equity loss from investees and minority interest	20,100	25,827	23,615	12,126
Income tax provision	7,857	10,589	11,536	3,943

Income before net equity loss from investees and minority interest	12,243	15,238	12,079	8,183
Net equity loss from investees	(353)	(276)	(93)	(156)
Minority interest in net loss of consolidated subsidiary	—	—	—	95

Net income	$11,890	$14,962	$11,986	$8,122

Basic net income per share	$0.10	$0.13	$0.10	$0.07

Diluted net income per share	$0.09	$0.11	$0.09	$0.06

(17) Subsequent Event (Unaudited)

      Due to the enactment of “The Job Creation and Worker Assistance Act of 2002” on March 9, 2002, the Company will be able to carryback its 2001 tax net operating loss for U.S. federal purposes to all previous tax years to 1996. Including the $13.6 million income tax receivable included in the consolidated balance sheet at December 31, 2001, the Company estimates that it will recover in 2002 approximately $32 million of taxes paid in prior years.

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
of Sapient Corporation:

      Our audits of the consolidated financial statements referred to in our report dated January 23, 2002 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein for the years ended December 31, 2001, 2000 and 1999 when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Boston, Massachusetts

January 23, 2002

SAPIENT CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years ended December 31, 2001, 2000 and 1999
(In thousands)

	Balance at			Balance at
	Beginning	Charge to		End of
Allowance for Doubtful Accounts	of Year	Expense	Write-Offs	Year

December 31, 1999.	$550	$1,246	$(550)	$1,246

December 31, 2000.	$1,246	$6,347	$(2,160)	$5,433

December 31, 2001.	$5,433	$2,706	$(4,919)	$3,220

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Company

A. Directors and Compliance with Section 16(a) of the Exchange Act

      The response to this Item regarding the directors of the Company and compliance with Section 16(a) of the Exchange Act by the Company’s officers and directors will be contained in the Proxy Statement for the 2002 Annual Meeting of Stockholders under the captions “Election of Directors” and Section 16(a) “Beneficial Ownership Reporting Compliance” and is incorporated herein.

B. Executive Officers of the Company

      The response to this Item is contained in Part I, after Item 4.

Item 11.     Executive Compensation

      The response to this Item will be contained in the Proxy Statement for the 2002 Annual Meeting of Stockholders under the captions “Director Compensation” and “Compensation of Executive Officers” and is incorporated herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The response to this Item will be contained in the Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein.

Item 13.	Certain Relationships and Related Transactions

      The response to this Item will be contained in the Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

14(a)(1) Financial Statements

      The Consolidated Financial Statements filed as part of this report are listed and indexed on page 34. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

14(a)(2) Consolidated Financial Statement Schedules

      Schedule II — Valuation and Qualifying Accounts and Reserves are included in this report.

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

Jerry A. Greenberg
Co-Chairman and Co-Chief Executive Officer

Dated: March 25, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officers:

/s/ JERRY A. GREENBERG Jerry A. Greenberg	Co-Chairman and Co-Chief Executive Officer	March 25, 2002

/s/ J. STUART MOORE J. Stuart Moore	Co-Chairman and Co-Chief Executive Officer	March 25, 2002

Principal Financial and Accounting Officer:
/s/ SUSAN D. JOHNSON Susan D. Johnson	Chief Financial Officer and Treasurer	March 25, 2002

Directors:
/s/ JERRY A. GREENBERG Jerry A. Greenberg		March 25, 2002

/s/ J. STUART MOORE J. Stuart Moore		March 25, 2002

/s/ STEPHEN CHEHEYL R. Stephen Cheheyl		March 25, 2002

/s/ DARIUS W. GASKINS, JR. Darius W. Gaskins, Jr.		March 25, 2002

/s/ BRUCE D. PARKER Bruce D. Parker		March 25, 2002

/s/ CARL S. SLOANE Carl S. Sloane		March 25, 2002

/s/ JÜRGEN WEBER Jürgen Weber		March 25, 2002

EXHIBIT INDEX

Exhibit Number		Description

3.1[1]	—	Amended and Restated Certificate of Incorporation
3.2[2]	—	Certificate of Amendment of the Amended and Restated Certificate of Incorporation
3.3[3]	—	Second Certificate of Amendment of the Amended and Restated Certificate of Incorporation
3.4[1]	—	Amended and Restated Bylaws
4.1[1]	—	Specimen Certificate for Shares of Common Stock, $.01 par value, of the Company
10.1(a)[1]	—	Lease dated March 30, 1994 between the Company and One Memorial Drive Limited Partnership for offices at One Memorial Drive, Cambridge, MA
10.1(b)[4]	—	Second Amendment to Lease dated April 1997 for offices at One Memorial Drive, Cambridge, MA
10.2*[1]†	—	1992 Stock Plan
10.3*[1]†	—	1996 Equity Stock Incentive Plan
10.4*[1]†	—	1996 Director Stock Option Plan
10.5*[2]†	—	1998 Stock Incentive Plan
10.6*[5]†	—	2001 Stock Incentive Plan
(1)10.7(a)***†	—	2001 1H Performance Incentive Bonus Plan
(1)10.7(b)***†	—	2001 2H Performance Incentive Bonus Plan
10.8(a)[3]	—	Revolving Loan Facility with Fleet Boston, N.A., dated June 30, 2000
10.8(b)[6]	—	Loan Modification Agreement and Waiver dated June 29, 2001 with Fleet Boston, N.A.
10.8(c)[6]	—	Second Loan Modification Agreement dated August 30, 2001 with Fleet Boston, N.A.
10.9[7]†	—	Letter Agreement between Sapient Corporation and Bruce D. Parker dated November 15, 1999
10.10[3]†	—	Letter Agreement between Sapient Corporation and Edward G. Goldfinger dated November 15, 1999
21**	—	List of Subsidiaries
23.1(a)**	—	Consent of PricewaterhouseCoopers LLP
* Exhibits previously filed pursuant to Item 14(c) of Form 10-K.
** Exhibits filed herewith.
*** Exhibits filed herewith and pursuant to Item 14(c) of Form 10-K.
(1) Confidential treatment requested as to certain portions.
† Management contract or compensatory plan or arrangement.

[1]	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-1586).
[2]	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-28074).
[3]	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-28074).
[4]	Incorporated herein by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 000-28074).
[5]	Incorporated herein by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders (File No. 000-28074).
[6]	Incorporated herein by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2001 (File No. 000-28074).
[7]	Incorporated herein by reference to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 000-28074).