Form 10-Q
period 2002-03-31
SAPIENT CORP
filed 2002-05-15
CIK 1008817

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

     Yes     ☒          No     ☐

      As of May 1, 2002, there were 126,767,609 shares of Common Stock, $.01 par value, outstanding.

SAPIENT CORPORATION

INDEX

		Page
		Number

Part I.	Financial Information
Item 1.	Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	2
	Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001	3
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	4
	Notes to Consolidated Financial Statements	5-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Part II.	Other Information
Item 6.	Exhibits and Reports on Form 8-K	27
Signatures		28

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Quarterly Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Quarterly Report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” and elsewhere in this Quarterly Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Quarterly Report was first filed with the SEC and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

SAPIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Unaudited)

	(In thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$88,278	$109,744
Short-term investments	115,603	134,793
Restricted cash	2,564	—
Accounts receivable, less allowance for doubtful accounts of $2,580 and $3,220, respectively	34,121	37,036
Unbilled revenues on contracts	8,271	11,289
Income tax receivable	34,675	13,562
Prepaid expenses and other current assets	6,715	5,656

Total current assets	290,227	312,080
Property and equipment, net	38,700	41,466
Intangible assets, net	9,783	11,349
Goodwill	101,795	101,795
Other assets	8,149	8,180

Total assets	$448,654	$474,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,826	$5,668
Accrued expenses	13,253	13,194
Accrued restructuring costs, current portion	28,563	17,829
Accrued compensation	4,422	7,199
Accrued income taxes payable	2,622	907
Deferred revenues on contracts	4,842	9,465

Total current liabilities	58,528	54,262
Accrued restructuring costs, net of current portion	57,029	35,511
Other long term liabilities	3,958	3,883

Total liabilities	119,515	93,656

Minority interest	369	444

Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 authorized and none outstanding at March 31, 2002 and December 31, 2001	—	—
Common stock, par value $.01 per share, 200,000,000 shares authorized, 126,653,425 and 126,314,050 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	1,266	1,262
Additional paid-in capital	470,673	468,447
Treasury stock, at cost	(421)	(421)
Deferred compensation	(7,431)	(8,443)
Accumulated other comprehensive loss	(2,748)	(1,478)
Retained accumulated deficit	(132,569)	(78,597)

Total stockholders’ equity	328,770	380,770

Total liabilities and stockholders’ equity	$448,654	$474,870

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)

	(In thousands, except
	per share amounts)
Revenues:
Service revenues	$50,036	$109,141
Reimbursable expenses	2,675	6,055

Total gross revenues	52,711	115,196

Operating expenses:
Project personnel costs, before reimbursable expenses (exclusive of stock-based compensation of $554 and $1,029 for the three months ended March 31, 2002 and 2001, respectively)	41,938	74,409
Reimbursable expenses	2,675	6,055

Total project personnel costs	44,613	80,464
Selling and marketing costs (exclusive of stock-based compensation of $59 and $70 for the three months ended March 31, 2002 and 2001, respectively)	6,879	7,516
General and administrative costs (exclusive of stock-based compensation of $25 and $402 for the three months ended March 31, 2002 and 2001, respectively)	24,966	39,618
Restructuring and other related charges	48,735	47,342
Amortization of intangible assets	1,566	6,593
Stock-based compensation	638	1,501

Total operating expenses	127,397	183,034

Loss from operations	(74,686)	(67,838)
Gain on equity investment change in interest	—	1,407
Other expense	(4)	(2,357)
Interest income	1,191	3,022

Loss before income taxes, net equity loss from investees and minority interest	(73,499)	(65,766)
Income tax benefit	(19,458)	(17,622)

Loss before net equity loss from investees and minority interest	(54,041)	(48,144)
Net equity loss from investees	(6)	(110)
Minority interest	75	1

Net loss	$(53,972)	$(48,253)

Basic net loss per share	$(0.43)	$(0.39)

Diluted net loss per share	$(0.43)	$(0.39)

Weighted average common shares	126,601	122,278
Weighted average common share equivalents	—	—

Weighted average common shares and common share equivalents	126,601	122,278

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)

	(In thousands)
Cash flows from operating activities:
Net loss	$(53,972)	$(48,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss recognized on write-down of investments	4	2,357
Gain on equity investment change in interest	—	(1,407)
Depreciation and amortization	3,934	5,047
Amortization of intangible assets	1,566	6,593
Stock-based compensation	638	1,501
Equity received for services rendered	—	(106)
Non-cash restructuring charges	4,850	6,177
Net equity loss from investees	6	110
Minority interest in net loss of consolidated subsidiary	(75)	(1)
Changes in assets and liabilities:
Decrease in accounts receivable	1,815	4,940
Decrease (increase) in unbilled revenues on contracts	3,018	(877)
(Increase) decrease in prepaid expenses and other current assets	(1,059)	1,239
Decrease in other assets	24	200
(Decrease) increase in accounts payable	(842)	2,023
Increase in accrued expenses	61	735
Increase in accrued restructuring costs	28,778	31,175
Decrease in accrued compensation	(2,777)	(9,735)
Increase in income taxes	(19,398)	(17,862)
Decrease in deferred revenues on contracts	(3,523)	(91)
Decrease in other long term liabilities	(329)	(689)

Net cash used in operating activities	(37,281)	(16,924)

Cash flows from investing activities:
Purchases of property and equipment	(2,544)	(8,722)
Investments in and advances to affiliates	—	(962)
Maturities of short term investments	18,622	6,752

Net cash provided by (used in) investing activities	16,078	(2,932)

Cash flows from financing activities:
Increase in restricted cash	(2,564)	—
Proceeds from stock option and purchase plans	2,604	8,306

Net cash provided by financing activities	40	8,306

Effect of exchange rate changes on cash	(303)	(1,069)
Decrease in cash and cash equivalents	(21,466)	(12,619)
Cash and cash equivalents, at beginning of period	109,744	97,583

Cash and cash equivalents, at end of period	$88,278	$84,964

Schedule of non-cash operating activities:
Tax benefit of disqualifying dispositions of stock options	$—	$875

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

      The Company’s financial results for the three months ended March 31, 2002 declined sequentially from its financial results for the three months ended December 31, 2001, due primarily to the continued decrease in the demand for its services, and the demand, in general, for advanced technology consulting services. This decrease reflected the decline in technology spending in the United States in late 2000 and in 2001, which continued into the first quarter of 2002. As a result of this decrease in demand, the Company’s service revenues for the three months ended March 31, 2002 decreased 21% from its service revenues for the three months ended December 31, 2001, and the Company’s net loss increased from $29.5 million for the three months ended December 31, 2001 to $54.0 million for the three months ended March 31, 2002. The Company’s cash flow from operations for the three months ended March 31, 2002 resulted in a use of cash of $37.3 million. However, its cash, cash equivalents and short-term investments at March 31, 2002 were $203.9 million. The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to meet its working capital, capital expenditure, restructuring and stock repurchase program requirements for at least the next 18 months.

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

(2) Earnings (Loss) per Share

      The following information presents the Company’s computation of basic and diluted EPS for the periods presented in the consolidated statements of operations (in thousands, except per share data):

	March 31,	March 31,
	2002	2001

Net loss	$(53,972)	$(48,253)
Basic net loss per share:
Weighted average common shares outstanding	126,601	122,278

Basic net loss per share	$(0.43)	$(0.39)

Diluted net loss per share:
Weighted average common shares outstanding	126,601	122,278
Dilutive stock options	—	—

Shares used in computing per share amount	126,601	122,278

Diluted net loss per share	$(0.43)	$(0.39)

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options to purchase approximately 24.1 million and 18.7 million shares of common stock were outstanding during the three months ended March 31, 2002 and 2001, respectively, but were not included in the computation of diluted EPS because the Company recorded a net loss for each period.

(3) Reimbursable Expenses

      In November 2001, the Emerging Issues Task Force (EITF) issued Issue No. 01-14 regarding “Income Statement Characterization of Reimbursements Received for “Out-Of-Pocket” Expenses Incurred.” This announcement requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the Company’s statement of operations. The Company incurs incidental expenses in the delivery of services to its clients that are commonly referred to as “out-of-pocket” expenses. These expenses include, but are not limited to, travel and related charges. Accordingly, the Company adjusted revenue for all periods reported to include the out-of-pocket expenses or reimbursable expenses billed to clients. Previously, these out-of-pocket expense reimbursements were classified as a reduction of project personnel costs. This change in classification had no effect on current or previously reported net loss or loss per share.

(4) Comprehensive Loss

      Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting comprehensive income (loss). Comprehensive loss includes net loss as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net loss but rather are reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses, and unrealized gains and losses on investments, as components of comprehensive loss. Comprehensive loss was $(55.2) million and $(48.4) million for the three months ended March 31, 2002 and 2001, respectively.

(5) Contingent Liabilities

      The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various pending or threatened legal claims and administrative audits which have arisen in the ordinary course of its business. The Company recorded an accrual of $2.4 million in the first quarter of 2002 related to these items. The Company cannot accurately predict the ultimate outcome of these items or the potential loss, if any.

(6) Restructuring and Other Related Charges

      As a result of the decline in the demand for advanced technology consulting services that began in the second half of 2000, the Company announced restructurings of its workforce and operations in March 2001, July 2001 and February 2002. In connection with the restructuring plan announced in February 2002, the Company recorded restructuring and other related charges of $48.7 million, consisting of $12.9 million for workforce reductions, $35.0 million for consolidation of facilities and $0.8 million for other depreciable assets. The Company will reduce its headcount by a total of approximately 415 project personnel. Significant actions were also taken to streamline internal operations, including reductions in physical space and the reduction of approximately 130 selling and marketing and general and administrative employees. In total, the February 2002 restructuring plan will result in the termination of approximately 545 employees, of which 33 remained employed by the Company as of March 31, 2002, and whom the Company expects to terminate in the second quarter of 2002 upon completion of project assignments. 76% of the terminated employees are project personnel, 3% are selling and marketing personnel and 21% are general and administrative personnel. Estimated costs for the reduction in physical office space is comprised of contractual rental commitments for

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

office space being vacated and related costs, brokerage and related costs to sublet the office space, in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total reduction of office space will be approximately 291,000 square feet, of which approximately 76% was vacated as of March 31, 2002.

      In connection with the restructuring plans announced in March 2001 and July 2001, the Company recorded restructuring and other related charges of $100.6 million during 2001. The restructuring plans resulted in the termination of approximately 1,251 employees. The restructuring plans also included closing the Sydney, Australia office and consolidating office space in other cities where the Company had multiple office locations. Estimated costs for the consolidation of facilities is comprised of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space, in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 639,000 square feet.

      These restructuring charges and accruals required certain significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the near term resulting in additional adjustments and the effect could be material.

      Charges for restructuring and other related activities as of, and for the three months ended March 31, 2002 were as follows (in thousands):

			Utilized
	Balance	Additional				Balance
	12/31/01	Charge	Non-Cash		Cash	03/31/02

Workforce	$1,635	$12,967	$		$(11,040)	$3,562
Facilities	51,705	34,981		(589)	(4,067)	82,030
Depreciable assets	—	787		(787)	—	—

	$53,340	$48,735		$(1,376)	$(15,107)	$85,592

Current accrued restructuring costs						28,563

Non-current accrued restructuring costs						$57,029

(7) Gain on Equity Investment Change in Interest

      During the three months ended March 31, 2001, the Company’s equity method investment in Dream Incubator, Inc. (DI) was diluted from 19% to approximately 17%. The dilution was due to the sale by DI of shares to new investors, which occurred at a higher share price than the Company previously paid. The Company recorded a $1.4 million gain as a result of the change in interest.

(8) Other Expense

      During the three months ended March 31, 2001, the Company recorded approximately $2.4 million, in charges to write down certain investments to their current fair value, because the decline in the value of these investments was considered to be other than temporary. During the three months ended March 31, 2002, the amount of the writedown of investments was immaterial.

(9) Income Taxes

      The Company has deferred tax assets which have arisen primarily as a result of operating losses incurred in 2001 and the first quarter of 2002, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. For the three months ended March 31, 2001, the Company recorded an income tax benefit. At that time, it was determined that the ultimate realization of deferred tax assets for federal and state income tax purposes was considered more likely than not, due to taxable income in the federal carry back period and anticipated sufficient future taxable income. As a result of operating losses incurred in the remainder of 2001 and in the first quarter of 2002, and uncertainty as to the extent and timing of profitability in future periods, the Company recorded an additional valuation allowance of $9.1 million for the three months ended March 31, 2002, resulting in a total valuation allowance of approximately $81.7 million on deferred tax assets as of March 31, 2002. The Company recorded a net income tax benefit of $19.5 million for the three months ended March 31, 2002, of which $17.2 million relates to the enactment of “The Job Creation and Worker Assistance Act of 2002” enacted March 9, 2002, which allows the Company to carry back its tax net operating loss for U.S. federal purposes for an additional three years to 1996. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

(10) Related Party Transactions

      During the three months ended March 31, 2002 and 2001, the Company recognized approximately $107,000 and $728,000, respectively, in net revenues from consulting services provided to Sapient S.p.A., the Company’s 50% owned joint venture. In addition to recognizing revenue for services provided to Sapient S.p.A., the Company reduced its general and administrative expenses by approximately $97,000 and $17,000 for start-up and administrative services billed to the joint venture for the three months ended March 31, 2002 and 2001, respectively. The Company had receivables due from this entity of approximately $638,000 and $434,000 at March 31, 2002 and December 31, 2001, respectively.

      During the three months ended March 31, 2002 and 2001, the Company incurred costs of approximately $9,000 and $214,000, respectively, for start-up and administrative services provided by DI to the Company’s Japanese subsidiary, Sapient KK. The Company had accrued expenses due to this entity of approximately $3,700 and $1,500 at March 31, 2002 and December 31, 2001, respectively.

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

(11) Segment Information

      The Company is engaged in business activities which involve the provision of business and technology consulting services, primarily on a fixed-price basis. Through December 31, 2001, the Company operated in one operating segment. Effective January 1, 2002, the Company has discrete financial data by operating segments available based on the Company’s new method of internal reporting, which disaggregates its operations on a business unit basis for its United States operations and on a geographic basis for its international operations. Operating segments are defined as components of the Company concerning which

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

separate financial information is available that is evaluated regularly by the chief operating decision maker. Management uses this information to manage resources and evaluate performance.

      The Company has not disclosed operating segment data for periods prior to January 1, 2002, because the data was not available for comparative prior periods. The Company does not allocate certain selling and marketing and general and administrative expenses to its business unit segments in the United States, as these activities are managed separately from the business units. The Company did not allocate the costs associated with the February 2002 restructuring plan across its operating segments, given that the majority of the restructuring costs represent consolidation of facilities and other items that are not specific to individual operating segments. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and therefore the Company has not disclosed asset information for each operating segment.

      The table below presents the revenue and operating income (loss) attributable to these operating segments for the three months ended March 31, 2002 (in thousands).

	Financial	Public		Automotive/	United		All		Reconciling		Consolidated
	Services	Services		Industrial	Kingdom	Germany	Other		Items		Totals

Revenues	$16,019	$4,653		$4,301	$8,973	$3,728	$12,362				$50,036
Operating income (loss)	$3,614 (1)	$(845	)(1)	$761 (1)	$(1,122)	$102	$(1,912	)(1)	$(74,097	)(2)	$(73,499	)(2)

(1)	The business unit segment operating income (loss) reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Represents consolidated loss before income taxes, net equity loss from investees and minority interest. Adjustments that are made to the total of the segments’ operating income (loss) in order to arrive at consolidated loss before income taxes include the following:

Restructuring and other related charges	$48,735
Amortization of intangible assets	1,566
Stock-based compensation	638
Other expense	4
Interest income	(1,191)
Unallocated expenses	24,345	(3)

	$74,097

(3)	Includes corporate selling and marketing and general and administrative costs.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12) Geographic Data

      Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated statements of operations and the consolidated balance sheets:

	Three Months Ended
	March 31,

	2002	2001

	(In thousands)
Service revenues:
United States	$35,038	$88,206
International	14,998	20,935

Total service revenues	$50,036	$109,141

	March 31,	December 31,
	2002	2001

Long-lived assets:
United States	$139,346	$144,290
International	10,932	10,320

Total long-lived assets	$150,278	$154,610

      For the three months ended March 31, 2002 and 2001, Sapient Ltd., the Company’s UK subsidiary, had revenues of $9.0 million and $14.4 million, respectively, or 60% and 69%, respectively, of total international revenues.

(13) Goodwill and Intangible Assets

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” (SFAS 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with at least annual tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives to their estimated value. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 was adopted by the Company, as required, on January 1, 2002.

      As a result of the provisions of SFAS 142, the Company ceased amortization of approximately $101.8 million of goodwill beginning January 1, 2002. In lieu of amortization, the Company is required to perform an initial impairment review of its goodwill in 2002 and at least an annual impairment review thereafter. The Company is currently preparing the analysis necessary to test impairment under the new accounting pronouncement. If an impairment is identified, the Company will record an impairment charge retroactive to January 1, 2002, which could be material. The charge, if any, will be recorded as a cumulative change in accounting principle in the statement of operations.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of net loss and loss per share for the three months ended March 31, 2002 and 2001, as adjusted to remove the amortization of goodwill (in thousands, except per share amounts):

	March 31,	March 31,
	2002	2001

Reported net loss	$(53,972)	$(48,253)
Add back: Goodwill amortization	—	4,759

Adjusted net loss	$(53,972)	$(43,494)

Loss per share-basic and diluted:
Reported net loss	$(0.43)	$(0.39)
Goodwill amortization	—	0.04

Adjusted net loss	$(0.43)	$(0.35)

      Effective January 1, 2002, goodwill is not amortized but instead tested for impairment at least annually. The following is a summary of intangible assets and goodwill as of March 31, 2002 and December 31, 2001 (in thousands):

	March 31, 2002

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Amortizable intangible assets
Marketing assets and customer lists	$4,100	$(2,245)	$1,855
Employment agreements	1,000	(528)	472
Developed technology	16,160	(8,704)	7,456

Total	$21,260	$(11,477)	$9,783

Goodwill	$101,795

	December 31, 2001

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Amortizable intangible assets
Marketing assets and customer lists	$4,100	$(2,109)	$1,991
Employment agreements	1,000	(444)	556
Developed technology	16,160	(7,358)	8,802

Total	$21,260	$(9,911)	$11,349

Goodwill	$101,795

      Amortization expense related to the intangible assets was $1.6 million and $1.8 million for the three months ended March 31, 2002 and 2001, respectively. Estimated amortization expense related to intangible assets for each of the next four years ending December 31 is (in thousands): 2002-$6,263; 2003-$4,181; 2004-$543; 2005-$362. The current balance of amortizable intangible assets will be fully amortized in 2005.

      Goodwill has not been allocated to reporting units as of March 31, 2002. The Company is currently in the process of allocating the goodwill to the reporting units and expects this process will be completed during the three months ended June 30, 2002.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) New Accounting Pronouncements

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes FASB Statement No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and was adopted by the Company, as required, on January 1, 2002. SFAS 144 did not have a material impact on the Company’s financial position or its results of operations.

SAPIENT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

      We are a leading business and technology consultancy that helps Global 2000 clients achieve measurable business results through the rapid application and support of advanced technology primarily on a fixed-price basis. We are focused on delivering business value to our clients by understanding the key business problems they face and by solving those problems. We create value for our clients through our combination of broad skills, fixed price approach, speed and reliability, and our culture. Our many years of experience with large-scale program management and fixed-price delivery enables us to successfully deliver our solutions in the form and within the timeframe we promise to our clients.

      Our financial results for the three months ended March 31, 2002 declined sequentially from our financial results for the three months ended December 31, 2001, due primarily to the continued decrease in the demand for our services, and the demand, in general, for advanced technology consulting services. This decrease reflected the decline in technology spending in the United States in late 2000 and in 2001, which continued into the first quarter of 2002. As a result of this decrease in demand, our service revenues for the three months ended March 31, 2002 decreased 21% from our service revenues for the three months ended December 31, 2001, and our net loss increased from $29.5 million for the three months ended December 31, 2001 to $54.0 million for the three months ended March 31, 2002. We expect to experience a further decline in our revenues for the quarter ended June 30, 2002, which could continue into future quarters. As a result of the losses incurred for the year ended December 31, 2001 and in the first quarter of 2002, we reduced our work force and office space in cities throughout the United States in March 2001, July 2001 and February 2002. Our cash flow from operations for the three months ended March 31, 2002 resulted in a use of cash of $37.3 million. However, our cash, cash equivalents and short-term investments at March 31, 2002 were $203.9 million. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital, capital expenditure, restructuring and stock repurchase program requirements for at least the next 18 months.

      We cannot predict when the market for advanced technology consulting services will improve. When the market does improve, we cannot predict whether, and to what extent, the demand for our services will increase. We believe that the current lack of demand for advanced technology consulting services will continue during the second quarter of 2002, and that our operations and financial results will continue to be negatively affected during that period. Any continued decline in our service revenues will have a significant impact on our financial results, particularly because a significant portion of our operating costs (such as personnel, rent and depreciation) are fixed in advance of a particular quarter. As a result, despite cost savings realized from our March 2001, July 2001 and February 2002 restructuring plans, our costs for project personnel, sales and marketing and general and administrative could continue to increase as a percentage of revenues, thereby affecting our operating results.

      Our revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, estimates of future operating results, general economic conditions and other factors. In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter. Certain significant estimates, which may cause our revenues and earnings to fluctuate, include estimated costs to complete long term contracts, the allowance for doubtful accounts, the estimated fair value of equity instruments received for services and from investments, whether any decline in the estimated fair value of such equity instruments is other than temporary, expected future cash flows used to evaluate the recoverability of long-lived assets and expected taxable income or loss used to compute our effective tax rate. These items are constantly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. For a more detailed discussion of the accounting policies that we believe are most critical to fully understanding and evaluating our financial results, see our Annual Report on Form 10-K for the year ended December 31, 2001.

      We recorded a restructuring charge during the three months ended March 31, 2002 of approximately $48.7 million, which consisted of severance and related expenses from the reduction in our workforce, and other costs related to office space consolidations. This restructuring plan will result in the termination of approximately 545 employees; 76% of the terminated employees are project personnel, 3% are selling and marketing personnel and 21% are general and administrative personnel. 512 of these employees have been terminated as of March 31, 2002, and we expect to terminate the remaining 33 people in the second quarter of 2002.

      In November 2001, the Emerging Issues Task Force (EITF) issued Issue No. 01-14 regarding “Income Statement Characterization of Reimbursements Received for “Out-Of-Pocket” Expenses Incurred.” This announcement requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in our statement of operations. We incur incidental expenses in the delivery of services to our clients that are commonly referred to as “out-of-pocket” expenses. These expenses include, but are not limited to, travel and related charges. Accordingly, we adjusted revenue for all periods reported to include the out-of-pocket expenses or reimbursable expenses billed to clients. Previously, these out-of-pocket expense reimbursements were classified as a reduction of project personnel costs. This change in classification had no effect on current or previously reported net loss or loss per share.

Results of Operations

      The following table sets forth the percentage of revenues of items included in our consolidated statements of operations:

	Three Months
	Ended
	March 31,

	2002	2001

Revenues:
Service revenues	100%	100%
Reimbursable expenses	5	6

Total gross revenues	105	106
Operating expenses:
Project personnel costs, before reimbursable expenses	84	68
Reimbursable expenses	5	6

Total project personnel costs	89	74
Selling and marketing costs	14	7
General and administrative costs	50	36
Restructuring and other related charges	97	44
Amortization of intangible assets	3	6
Stock-based compensation	1	1

Total operating expenses	254	168

Loss from operations	(149)	(62)
Gain on equity investment change in interest	—	1
Other expense	—	(2)
Interest income	2	3

Loss before income taxes, net equity loss from investees and minority interest	(147)	(60)
Income tax benefit	(39)	(16)

Loss before net equity loss from investees and minority interest	(108)	(44)
Net equity loss from investees	—	—
Minority interest	—	—

Net loss	(108)%	(44)%

     Service Revenues

      Service revenues for the three months ended March 31, 2002 decreased 54% from service revenues for the three months ended March 31, 2001. The decrease in service revenues was primarily due to a decline in the demand for advanced technology consulting services, including our services, in the United States. We expect to experience a further decline in our service revenues for the quarter ended June 30, 2002, which could continue into future quarters. For the three months ended March 31, 2002, our five largest clients accounted for approximately 23% of our service revenues in the aggregate; no client accounted for more than 10% of such revenues and two clients each accounted for more than 5% of such revenues. For the three months ended March 31, 2001, our five largest clients accounted for approximately 32% of our service revenues in the aggregate; one client accounted for approximately 14% of such revenues and one client accounted for more than 5% of such revenues.

     Project Personnel Costs, Before Reimbursable Expenses

      Project personnel costs, before reimbursable expenses, consist principally of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client and represent the most significant expense we incur in providing our services. Project personnel costs, before reimbursable expenses, increased as a percentage of revenues to 84% for the three months ended March 31, 2002 from 68% for the three months ended March 31, 2001, due to lower billable utilization of project personnel and our lower revenue base. The decrease in project personnel costs for the three months ended March 31, 2002 was primarily due to a decrease in the number of project personnel from 2,017 at March 31, 2001 to 1,503 at March 31, 2002. The February 2002 restructuring will result in the termination of approximately 415 project personnel, of which 409 project personnel have been terminated as of March 31, 2002.

     Selling and Marketing Costs

      Selling and marketing costs consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional costs. Selling and marketing costs increased as a percentage of revenues to 14% for the three months ended March 31, 2002 from 7% for the three months ended March 31, 2001. This percentage increase was primarily due to our declining revenue base. The decrease in selling and marketing costs for the three months ended March 31, 2002 was primarily due to a decrease in the number of selling and marketing personnel from 114 at March 31, 2001 to 83 at March 31, 2002. If the demand for our services continues to decline during 2002, selling and marketing costs could continue to increase as a percentage of revenues due to our lower revenue base.

     General and Administrative Costs

      General and administrative costs relate principally to salaries and employee benefits associated with our management, finance, recruiting, training and administrative groups, depreciation and occupancy expenses. General and administrative costs increased as a percentage of revenues to 50% for the three months ended March 31, 2002 from 36% for the three months ended March 31, 2001, due primarily to fixed personnel, rent and depreciation costs incurred in anticipation of expected revenue stabilization or growth, which did not materialize, and our declining revenue base. The decrease in general and administrative expenses for the three months ended March 31, 2002 was primarily due to a decrease in the number of general and administrative personnel, occupancy costs, and depreciation costs related to our restructuring actions. General and administrative personnel decreased from 526 employees at March 31, 2001 to 350 employees at March 31, 2002. Our total headcount decreased from 2,657 at March 31, 2001 to 1,936 at March 31, 2002. As a result of the February 2002 restructuring plan, our total headcount will decrease by 545 employees, of which 512 employees were terminated as of March 31, 2002. Total occupancy at March 31, 2002 was approximately 515,000 square feet, compared to approximately 1.1 million square feet at March 31, 2001. As a result of the February 2002 restructuring plan, we will reduce our office space by a total of 291,000 square feet, of which 76% was vacated as of March 31, 2002. These reductions should result in an additional decrease in general and administrative costs during 2002. If the demand for our services continues to decline during 2002, general and administrative costs could still increase as a percentage of revenues due to our lower revenue base.

     Restructuring and Other Related Charges

      As a result of the decline in the demand for advanced technology consulting services that began in the second half of 2000, we announced restructurings of our workforce and operations in March 2001, July 2001 and February 2002. In connection with the restructuring plan announced in February 2002, we recorded restructuring and other related charges of $48.7 million, consisting of $12.9 million for workforce reductions, $35.0 million for consolidation of facilities and $0.8 million for other depreciable assets. We will reduce our headcount by a total of approximately 415 project personnel. Significant actions were also taken to streamline internal operations, including reductions in physical space and the reduction of approximately 130 selling and marketing and general and administrative employees. In total, the February 2002 restructuring plan will result in the termination of approximately 545 employees, of which 33 remained employed by the Company as of

March 31, 2002, and whom we expect to terminate in the second quarter of 2002 upon completion of project assignments. 76% of the terminated employees are project personnel, 3% are selling and marketing personnel and 21% are general and administrative personnel. Estimated costs for the reduction in physical office space is comprised of contractual rental commitments for office space being vacated and related costs, brokerage and related costs to sublet the office space, in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total reduction of office space will be approximately 291,000 square feet, of which approximately 76% was vacated as of March 31, 2002.

      We realized cost savings from the February 2002 restructuring actions of approximately $4.0 million for the three months ended March 31, 2002, and we estimate cost savings of approximately $14.7 million per quarter thereafter upon full implementation of the plan.

      In connection with the restructuring plans announced in March 2001 and July 2001, we recorded restructuring and other related charges of $100.6 million during 2001. The restructuring plans resulted in the termination of approximately 1,251 employees. The restructuring plans also included closing the Sydney, Australia office and consolidating office space in other cities where we had multiple office locations. Estimated costs for the consolidation of facilities is comprised of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space, in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 639,000 square feet.

      These restructuring charges and accruals required certain significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the near term resulting in additional adjustments and the effect could be material.

      Charges for restructuring and other related activities as of, and for the three months ended March 31, 2002 were as follows (in thousands):

			Utilized
	Balance	Additional				Balance
	12/31/01	Charge	Non-Cash		Cash	03/31/02

Workforce	$1,635	$12,967	$		$(11,040)	$3,562
Facilities	51,705	34,981		(589)	(4,067)	82,030
Depreciable assets	—	787		(787)	—	—

	$53,340	$48,735		$(1,376)	$(15,107)	$85,592

Current accrued restructuring costs						28,563

Non-current accrued restructuring costs						$57,029

     Amortization of Intangible Assets

      For the three months ended March 31, 2002, amortization of intangible assets consists primarily of amortization of marketing assets, customer lists and developed technology resulting from our acquisitions. The decrease in amortization of intangible assets for the three months ended March 31, 2002 was primarily related to the cessation of amortization of goodwill as of January 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets.” We recorded approximately $4.8 million of amortization of goodwill for the three months ended March 31, 2001 and would have recorded approximately $4.7 million of amortization of goodwill for the three months ended March 31, 2002 related to goodwill as of December 31, 2001. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and at least an annual impairment review thereafter. We are currently preparing the analysis necessary to test impairment under the new accounting pronouncement. If an impairment is identified, we will record an impairment charge retroactive to January 1, 2002, which could be material. The charge, if any, will be recorded as a cumulative charge in accounting principle in our statement of operations. Amortization periods for the non-goodwill intangible assets range from three to seven years.

      The following is a summary of net loss and loss per share for the three months ended March 31, 2002 and 2001, as adjusted to remove the amortization of goodwill (in thousands, except per share amounts):

	March 31,	March 31,
	2002	2001

Reported net loss	$(53,972)	$(48,253)
Add back: Goodwill amortization	—	4,759

Adjusted net loss	$(53,972)	$(43,494)

Loss per share-basic and diluted:
Reported net loss	$(0.43)	$(0.39)
Goodwill amortization	—	0.04

Adjusted net loss	$(0.43)	$(0.35)

     Stock-Based Compensation

      Stock-based compensation consists of expenses for deferred compensation associated with the Human Code and TLG acquisitions. The decrease in stock-based compensation for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was primarily due to the reversal of $6.9 million of deferred compensation during 2001 related to the termination of certain Human Code employees to whom the deferred compensation related. In connection with the acquisition of Human Code, we assumed the outstanding options granted under the Human Code 1994 Stock Option/ Stock Issuance Plan. The options vest ratably over periods up to four years. We recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options, of which $414,000 has not been amortized as of March 31, 2002. In connection with the restructuring, announced in February 2002, and the termination of certain Human Code employees to whom the restructuring charge relates, $374,000 of deferred compensation was reversed during the three months ended March 31, 2002. The remaining deferred compensation will be charged to operations at the rate of approximately $75,000 per quarter for the next five quarters, and $39,000 in total thereafter, spread over approximately four quarters.

      In connection with the TLG acquisition, in July 2001 we issued $10.0 million of restricted common stock to the former TLG employees continuing with the Company, which we began to amortize over the vesting period of 4.75 years commencing on the date of acquisition. We expect this charge to be approximately $527,000 per quarter for the next thirteen quarters, or $2.1 million annually.

     Gain on Equity Investment Change in Interest

      During the three months ended March 31, 2001, our equity method investment in DI was diluted from 19% to approximately 17%. The dilution was due to the sale by DI of shares to new investors, which occurred at a higher share price than we previously paid. We recorded a $1.4 million gain as a result of the change in equity interest.

     Other Expense

      During the three months ended March 31, 2001, we recorded $2.4 million in charges to write down certain investments to their current fair value because the decline in the value of these investments was considered to be other than temporary. During the three months ended March 31, 2002, the amount of the write down of investments was immaterial.

     Interest Income

      Interest income was derived primarily from investments of the proceeds from our public stock offerings, which were invested primarily in U.S. government securities, tax-exempt, short-term municipal bonds and commercial paper. The decrease in interest income for the three months ended March 31, 2002 was due to the decrease in the average cash and investment balances and lower interest rates.

     Income Tax Benefit

      We have deferred tax assets which have arisen primarily as a result of operating losses incurred in 2001 and the first quarter of 2002, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. For the three months ended March 31, 2001, we recorded an income tax benefit. At that time, it was determined that the ultimate realization of deferred tax assets for federal and state income tax purposes was considered more likely than not, due to taxable income in the federal carry back period and anticipated sufficient future taxable income. As a result of operating losses incurred in the remainder of 2001 and in the first quarter of 2002, and uncertainty as to the extent and timing of profitability in future periods, we recorded an additional valuation allowance of $9.1 million for the three months ended March 31, 2002, resulting in a total valuation allowance of approximately $81.7 million on deferred tax assets as of March 31, 2002. We recorded a net income tax benefit of $19.5 million for the three months ended March 31, 2002, of which $17.2 million relates to the enactment of “The Job Creation and Worker Assistance Act of 2002” enacted March 9, 2002, which allows us to carry back our tax net operating loss for U.S. federal purposes for an additional three years to 1996. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

     Net Equity Loss from Investees

      Net equity loss from investees for the three months ended March 31, 2002 and 2001 was approximately $6,000 and $110,000, respectively. The net equity loss from investees for the three months ended March 31, 2002 was due to equity in net income from DI of approximately $38,000, offset by equity in net loss from Sapient S.p.A. of approximately $44,000. The net equity loss for the three months ended March 31, 2001 was due to net income from Sapient S.p.A. of approximately $12,000, offset by equity in net loss from DI of approximately $121,000.

     Minority Interest

      Minority interest for the three months ended March 31, 2002 and 2001 was approximately $75,000 and $1,000, respectively, related to DI’s 12% interest in our Japanese subsidiary’s losses.

     Results by Operating Segment

      We are engaged in business activities which involve the provision of business and technology consulting services, primarily on a fixed-price basis. Through December 31, 2001, the Company operated in one operating segment. Effective January 1, 2002, we have discrete financial data by operating segments based on our new method of internal reporting, which disaggregates our operations on a business unit basis for our United States operations and on a geographic basis for our international operations. Operating segments are defined as components of the Company concerning which separate financial information is available that is evaluated regularly by our chief operating decision maker. Management uses this information to manage resources and evaluate performance.

      We do not allocate certain selling and marketing and general and administrative expenses to our business unit segments in the United States, as these activities are managed separately from our business units. We did not allocate the costs associated with the February 2002 restructuring plan across our operating segments, given that the majority of the restructuring costs represent consolidation of facilities and other items that are not specific to individual operating segments. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and therefore we have not disclosed asset information for each operating segment.

      The table below presents the revenue and operating income (loss) attributable to our operating segments for the three months ended March 31, 2002 (in thousands). Comparative information regarding changes from prior periods is not available prior to January 1, 2002, when we began internal reporting of discrete financial data by operating segment.

	Financial	Public		Automotive/	United		All		Reconciling		Consolidated
	Services	Services		Industrial	Kingdom	Germany	Other		Items		Totals

Revenues	$16,019	$4,653		$4,301	$8,973	$3,728	$12,362				$50,036
Operating income (loss)	$3,614 (1)	$(845	)(1)	$761 (1)	$(1,122)	$102	$(1,912	)(1)	$(74,097	)(2)	$(73,499	)(2)

(1)	The business unit segment operating income (loss) reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Represents consolidated loss before income taxes, net equity loss from investees and minority interest. Adjustments that are made to the total of the segments’ operating income (loss) in order to arrive at consolidated loss before income taxes include the following:

Restructuring and other related charges	$48,735
Amortization of intangible assets	1,566
Stock-based compensation	638
Other expense	4
Interest income	(1,191)
Unallocated expenses	24,345	(3)

	$74,097

(3)	Includes corporate selling and marketing and general administrative costs.

     Liquidity and Capital Resources

      We have primarily funded our operations from cash flow generated from operations and the proceeds from our public stock offerings. We invest predominantly in instruments that are highly liquid, investment grade securities. At March 31, 2002, we had approximately $203.9 million in cash, cash equivalents and short-term investments compared to $244.5 million at December 31, 2001.

      In March 2002, we canceled our bank revolving line of credit, which provided for borrowings of up to $5.0 million. At the time of cancellation and at all times throughout 2001 and 2002, we had no borrowings outstanding. We had letters of credit outstanding under the line of credit of approximately $2.3 million at the time of cancellation. We have deposited approximately $2.6 million with the bank as collateral for these letters of credit and have classified this cash as restricted on the accompanying consolidated balance sheet at March 31, 2002.

      Cash used in operating activities was $37.3 million for the three months ended March 31, 2002. This resulted primarily from a net loss of $54.0 million, increases in income taxes of $19.4 million, decreases in deferred revenues on contracts of $3.5 million and decreases in accrued compensation of $2.8 million, offset by net non-cash charges of $6.1 million, non-cash restructuring charges of $4.9 million, increases in accrued restructuring charges of $28.8 million, decreases in unbilled revenues on contracts of $3.0 million and decreases in accounts receivable of $1.8 million. Overall, the change was primarily due to the market decline for advanced technology services, which resulted in a net loss.

      Cash provided by investing activities was $16.1 million for the three months ended March 31, 2002. This was due primarily to maturities of short-term investments (net of purchases) of $18.6 million offset by capital expenditures of $2.5 million primarily for expansion of the Company’s foreign office locations.

      Cash provided by financing activities was $40,000 for the three months ended March 31, 2002. This was due to cash provided from the sale of common stock through the Company’s employee stock purchase plan and the exercise of employee stock options of $2.6 million, offset by $2.6 million of restricted cash.

      The total cash outlay for the restructuring and other related activities announced in February 2002 is expected to be approximately $43.8 million. The remaining $4.9 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs and leasehold improvements for facilities being vacated. As of March 31, 2002, $10.8 million of cash had been used for restructuring and other related costs. An additional $7.9 million cash outlay is expected during the remainder of 2002, and the remaining cash outlay of approximately $25.1 million, primarily related to real estate rental obligations, is expected to occur over the next twelve years.

      The total cash outlay for the restructuring and other related activities announced in March 2001 and July 2001 is expected to be approximately $80.6 million. The remaining $20.0 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs and leasehold improvements for facilities being vacated. As of March 31, 2002, $38.2 million of cash had been used for restructuring and other related costs, of which $4.4 million was used during the three months ended March 31, 2002. An additional $13.4 million cash outlay is expected during the remainder of 2002, and the remaining cash outlay of approximately $29.0 million, primarily related to real estate rental obligations, is expected to occur over the next ten years.

      We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital, capital expenditure, restructuring and stock repurchase program requirements for at least the next 18 months.

Risk Factors

      The following important factors, among others, could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.

Our market and the demand for business and technology consulting services have changed rapidly

      The market for our consulting services and the technologies used in our solutions have changed rapidly over the last three years, and we expect this rate of change to continue. The market for advanced technology consulting services expanded dramatically during 1999 and most of 2000, but both shifted and declined significantly in 2001 and to date in 2002. These market changes have required us to shift the focus of our services, from design and implementation of Internet solutions to other strategic technology initiatives, and have also affected our financial results. Our revenues for the three months ended March 31, 2002 decreased 21% from our revenues for the three months ended December 31, 2001, and our net loss increased from $29.5 million for the three months ended December 31, 2001 to a net loss of $54.0 million for the three months ended March 31, 2002. We expect to experience a further decline in our revenues for the quarter ended June 30, 2002, which could continue into future quarters. If we cannot successfully adapt to these changes in our marketplace, our business, financial condition and results of operations will suffer.

      Our future success will depend, in part, on our ability to develop service offerings that keep pace with rapid and continuing changes in technology, evolving industry needs and changing client preferences. Our future success will also depend on our ability to develop and implement ideas that successfully apply existing and new technologies to deliver measurable business results to our clients. We may not be successful in addressing these developments on a timely basis or in selling our services in the marketplace.

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

     We depend heavily on a limited number of clients

      We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients for which we perform large projects. For the three months ended March 31, 2002, our five largest clients accounted for approximately 23% of our revenues in the aggregate, with two clients each accounting for more than 5% of our revenues. In addition, revenues from a large client may constitute a significant portion of our total revenues in any particular quarter. As a result, we are dependent upon winning new projects from new or existing clients to replace completed projects. The loss of any principal client for any reason or the inability to replace existing projects, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, or that client’s decision to reduce spending on technology-related projects, could have a material adverse effect on our business, financial condition and results of operations.

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

     New Accounting Pronouncements

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes FASB Statement No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and was adopted by us, as required, on January 1, 2002. SFAS 144 did not have a material impact on our financial position or our results of operations.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments. At March 31, 2002, our exposure to market risk relates primarily to changes in interest rates on our investment portfolio. Our short-term investments consist primarily of fixed income securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material adverse impact on the fair value of our investment portfolio.

PART II

OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

      None

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAPIENT CORPORATION

Date: May 15, 2002

By:	/s/ JERRY A. GREENBERG

Jerry A. Greenberg
Co-Chief Executive Officer
Co-Chairman of the Board

Date: May 15, 2002

By:	/s/ SUSAN D. JOHNSON

Susan D. Johnson
Chief Financial Officer