Form 10-Q
period 2002-06-30
SAPIENT CORP
filed 2002-08-14
CIK 1008817

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
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

☒     Yes     ☐     No

      As of August 7, 2002, there were 125,339,754 shares of Common Stock, $.01 par value, outstanding.

SAPIENT CORPORATION

INDEX

		Page
		Number

PART 1.	FINANCIAL INFORMATION
Item 1.	Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	2
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2002 and 2001	3
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001	4
	Notes to Consolidated Financial Statements	5-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

PART II.	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 6.	Exhibits and Reports on Form 8-K	33
SIGNATURES		34

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

SAPIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(In thousands,
	except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,873	$109,744
Short-term investments	95,986	134,793
Restricted cash	4,055	—
Accounts receivable, less allowance for doubtful accounts of $2,566 and $3,220, respectively	30,506	37,036
Unbilled revenues on contracts	11,032	11,289
Income tax receivable	31,248	13,562
Prepaid expenses and other current assets	6,852	5,656

Total current assets	262,552	312,080
Property and equipment, net	35,291	41,466
Intangible assets, net	2,582	11,349
Goodwill	—	101,795
Other assets	9,261	8,180

Total assets	$309,686	$474,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,395	$5,668
Accrued expenses	15,833	13,194
Accrued restructuring costs, current portion	34,700	17,829
Accrued compensation	5,195	7,199
Accrued income taxes payable	442	907
Deferred revenues on contracts	4,293	9,465

Total current liabilities	63,858	54,262
Accrued restructuring costs, net of current portion	50,517	35,511
Other long term liabilities	4,106	3,883

Total liabilities	118,481	93,656

Minority interest	265	444

Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 authorized and none issued and outstanding at June 30, 2002 and December 31, 2001.	—	—
Common stock, par value $.01 per share, voting, 200,000,000 shares authorized, 126,602,809 and 126,314,050 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	1,265	1,262
Additional paid-in capital	470,852	468,447
Treasury stock, at cost	(586)	(421)
Deferred compensation	(6,825)	(8,443)
Accumulated other comprehensive loss	(1,469)	(1,478)
Accumulated deficit	(272,297)	(78,597)

Total stockholders’ equity	190,940	380,770

Total liabilities and stockholders’ equity	$309,686	$474,870

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands, except per share amounts)
	(Unaudited)
Revenues:
Service revenues	$40,467	$87,286	$90,503	$196,427
Reimbursable expenses	2,053	5,807	4,728	11,862

Total gross revenues	42,520	93,093	95,231	208,289

Operating expenses:
Project personnel costs, before reimbursable expenses (exclusive of stock-based compensation of $627 and $1,180 for the three and six months ended June 30, 2002, respectively, and $1,018 and $2,047 for the three and six months ended June 30, 2001, respectively)	34,070	63,578	76,008	137,987
Reimbursable expenses	2,053	5,807	4,728	11,862

Total project personnel costs	36,123	69,385	80,736	149,849
Selling and marketing costs (exclusive of stock-based compensation of $59 and $118 for the three and six months ended June 30, 2002, respectively, and $67 and $137 for the three and six months ended June 30, 2001, respectively)	7,025	8,377	13,904	15,893
General and administrative costs (exclusive of stock-based compensation of $15 and $41 for the three and six months ended June 30, 2002, respectively, and $224 and $626 for the three and six months ended June 30, 2001, respectively)	21,741	34,641	46,707	74,259
Restructuring and other related charges	9,778	3,470	58,513	50,812
Impairment of goodwill and intangible assets	107,430	—	107,430	—
Amortization of intangible assets	1,566	6,593	3,132	13,186
Stock-based compensation	701	1,309	1,339	2,810

Total operating expenses	184,364	123,775	311,761	306,809

Loss from operations	(141,844)	(30,682)	(216,530)	(98,520)
Gain on equity investment change in interest	1,755	—	1,755	1,407
Other income (expense)	8	(2,339)	4	(4,696)
Interest income	1,229	2,674	2,420	5,696

Loss before income taxes, net equity loss from investees and minority interest	(138,852)	(30,347)	(212,351)	(96,113)
Income tax provision (benefit)	451	(13,134)	(19,007)	(30,756)

Loss before net equity loss from investees and minority interest	(139,303)	(17,213)	(193,344)	(65,357)
Net equity loss from investees	(529)	(241)	(535)	(351)
Minority interest	104	84	179	85

Net loss	$(139,728)	$(17,370)	$(193,700)	$(65,623)

Basic net loss per share	$(1.10)	$(0.14)	$(1.53)	$(0.54)

Diluted net loss per share	$(1.10)	$(0.14)	$(1.53)	$(0.54)

Weighted average common shares	126,680	123,011	126,644	122,629
Weighted average dilutive common share equivalents	—	—	—	—

Weighted average common shares and dilutive common share equivalents	126,680	123,011	126,644	122,629

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2002	2001

	(Unaudited)

	(In thousands)
Cash flows from operating activities:
Net loss	$(193,700)	$(65,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss recognized on write-down of investments	26	4,696
Realized gain on short-term investments	(30)	—
Gain on equity investment change in interest	(1,755)	(1,407)
Depreciation and amortization	7,381	9,771
Amortization of intangible assets	3,132	13,186
Impairment of goodwill and intangible assets	107,430	—
Deferred income taxes	—	(3,884)
Stock-based compensation	1,339	2,810
Equity received for services rendered	—	(156)
Non-cash restructuring charges	6,014	6,219
Net equity loss from investees	535	351
Minority interest in net loss of consolidated subsidiary	(179)	(85)
Changes in assets and liabilities:
Increase in restricted cash	(4,055)	—
Decrease in accounts receivable	5,430	20,231
Decrease in unbilled revenues on contracts	257	120
(Increase) decrease in prepaid expenses and other current assets	(1,196)	1,251
Decrease (increase) in other assets	58	(278)
(Decrease) increase in accounts payable	(2,273)	5,760
Increase in accrued expenses	2,639	3,261
Increase in accrued restructuring costs	29,010	27,209
Decrease in accrued compensation	(2,004)	(5,345)
Increase in income tax receivable, net	(18,151)	(20,468)
Decrease in deferred revenues on contracts	(4,072)	(6,626)
Decrease in other long term liabilities	(524)	(385)

Net cash used in operating activities	(64,688)	(9,392)

Cash flows from investing activities:
Purchase of property and equipment	(4,353)	(10,981)
Investments in and advances to affiliates	—	(962)
Long term investments	55	(58)
Maturities (purchases) of short-term investments	38,485	(10,041)

Net cash provided by (used in) investing activities	34,187	(22,042)

Cash flows from financing activities:
Proceeds from stock option and purchase plans	2,687	12,764
Repurchases of common stock	(165)	—

Net cash provided by financing activities	2,522	12,764

Effect of exchange rate changes on cash	1,108	(1,036)
Decrease in cash and cash equivalents	(26,871)	(19,706)
Cash and cash equivalents, at beginning of period	109,744	97,583

Cash and cash equivalents, at end of period	$82,873	$77,877

Schedule of non-cash operating activities:
Tax benefit of disqualifying dispositions of stock options	$—	$1,613

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

      The Company’s financial results for the three months ended June 30, 2002 declined sequentially from its financial results for the three months ended March 31, 2002, due primarily to the continued decrease in the demand for its services, and the demand, in general, for advanced technology consulting services. This decrease reflected the decline in technology spending in the United States in late 2000 and in 2001, which continued into the first six months of 2002. As a result of this decrease in demand, the Company’s service revenues for the three months ended June 30, 2002 decreased 19% from its service revenues for the three months ended March 31, 2002, and the Company’s net loss increased from $54.0 million for the three months ended March 31, 2002 to $139.7 million for the three months ended June 30, 2002. The Company’s cash flows from operations for the six months ended June 30, 2002 resulted in a use of cash of $64.7 million. The Company’s cash, cash equivalents and short-term investments at June 30, 2002 were $182.9 million. The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to meet its working capital, capital expenditure, restructuring and stock repurchase program requirements for at least the next 18 months.

      Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation.

      Unless the context requires otherwise, references in this Quarterly Report to “Sapient,” “the Company,” “we,” “us” or “our” refer to Sapient Corporation and its subsidiaries.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2) Net Loss Per Share

      The following information presents the Company’s computation of basic and diluted loss per share for the periods presented in the consolidated statements of operations (in thousands, except per share data):

	Three Months Ended June		Six Months Ended June
	30,		30,

	2002	2001	2002	2001

Net loss	$(139,728)	$(17,370)	$(193,700)	$(65,623)
Basic net loss per share:
Weighted average common shares outstanding	126,680	123,011	126,644	122,629
Basic net loss per share	$(1.10)	$(0.14)	$(1.53)	$(0.54)

Diluted net loss per share:
Weighted average common shares outstanding	126,680	123,011	126,644	122,629
Dilutive stock options	—	—	—	—

Shares used in computing per share amount	126,680	123,011	126,644	122,629

Diluted net loss per share	$(1.10)	$(0.14)	$(1.53)	$(0.54)

      Options to purchase approximately 23.2 million and 23.4 million shares of common stock were outstanding during the three and six months ended June 30, 2002, respectively, and options to purchase approximately 27.2 million and 27.1 million shares of common stock were outstanding during the three and six months ended June 30, 2001, respectively, but were not included in the computation of diluted loss per share because the Company recorded a net loss for all periods.

(3) Reimbursable Expenses

      In November 2001, the Emerging Issues Task Force (EITF) issued Issue No. 01-14 regarding “Income Statement Characterization of Reimbursements Received for “Out-Of-Pocket” Expenses Incurred.” This pronouncement requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the Company’s statement of operations. The Company incurs incidental expenses in the delivery of services to its clients that are commonly referred to as “out-of-pocket” expenses. These expenses include, but are not limited to, travel and related charges. Accordingly, the Company adjusted revenue for all periods reported to include the out-of-pocket expenses or reimbursable expenses billed to clients. Previously, these out-of-pocket expense reimbursements were classified as a reduction of project personnel costs. This change in classification had no effect on current or previously reported net loss or net loss per share.

(4) Comprehensive Loss

      Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting comprehensive income (loss). Comprehensive loss includes net loss as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net loss but rather are reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on investments as components of comprehensive loss. Comprehensive loss was $(138.4) million and $(17.7) million for the three months ended June 30, 2002 and 2001,

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, and $(193.6) million and $(66.1) million for the six months ended June 30, 2002 and 2001, respectively.

(5) Contingent Liabilities

      The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various pending or threatened legal claims and administrative audits which have arisen in the ordinary course of its business. The Company recorded an accrual of $1.5 million and $3.9 million for the three and six months ended June 30, 2002, respectively, related to these items. The ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than amounts previously accrued by the Company.

(6) Restructuring and Other Related Charges

      As a result of the decline in the demand for advanced technology consulting services that began in the second half of 2000, the Company implemented restructurings of its workforce and operations in March 2001, July 2001, February 2002 and June 2002. In connection with the restructuring plan implemented in June 2002, the Company recorded restructuring and other related charges of $9.8 million, consisting of $3.1 million for workforce reductions, $6.2 million for consolidation of facilities and $0.5 million for other depreciable assets. The June 2002 restructuring is expected to result in the termination of approximately 106 employees in total, of whom 41 remained employed by the Company as of June 30, 2002, and whom the Company expects to terminate in the third quarter of 2002 upon completion of project assignments. 76% of the terminated employees are project personnel, 4% are selling and marketing personnel and 20% are general and administrative personnel. The June 2002 restructuring plan also included further consolidation of office space, which included the closing of the Company’s Houston and Denver offices. Estimated costs for the reduction in physical office space is comprised of contractual rental commitments for office space being vacated and related costs, brokerage and related costs to sublet the office space, in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total reduction of office space will be approximately 52,000 square feet, none of which was vacated as of June 30, 2002.

      In connection with the restructuring plan announced in February 2002, the Company recorded restructuring and other related charges of $48.7 million, consisting of $12.9 million for workforce reductions, $35.0 million for consolidation of facilities and $0.8 million for other depreciable assets. The Company reduced its headcount by a total of approximately 415 project personnel. Significant actions were also taken to streamline internal operations, including reductions in physical space and the reduction of approximately 130 selling and marketing and general and administrative employees. In total, the February 2002 restructuring plan resulted in the termination of approximately 545 employees, none of whom remained employed by the Company as of June 30, 2002. 76% of the terminated employees were project personnel, 3% were selling and marketing personnel and 21% were general and administrative personnel. Estimated costs for the reduction in physical office space is comprised of contractual rental commitments for office space being vacated and related costs, brokerage and related costs to sublet the office space, in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total reduction of office space will be approximately 291,000 square feet, of which approximately 97% was vacated as of June 30, 2002.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Charges for restructuring and other related activities as of, and for, the six months ended June 30, 2002 were as follows (in thousands):

		Additional	Additional	Utilized
	Balance	Charge-	Charge-			Balance
	12/31/01	Q1	Q2	Non-Cash	Cash	6/30/02

Workforce	$1,635	$12,967	$3,100	$—	$(13,463)	$4,239
Facilities	51,705	34,981	6,153	(1,832)	(10,029)	80,978
Depreciable assets	—	787	525	(1,312)	—	—

	$53,340	$48,735	$9,778	$(3,144)	$(23,492)	$85,217

Current accrued restructuring costs						34,700

Non-current accrued restructuring costs						$50,517

(7) Gain on Equity Investment Change in Interest

      During the three months ended June 30, 2002, the Company’s equity ownership percentage in Dream Incubator, Inc. (DI) was diluted from approximately 17% to approximately 15.7% as a result of a public offering of its common stock by DI. The Company’s equity ownership percentage in DI was previously diluted from approximately 19% to approximately 17% during the three months ended March 31, 2001. In both periods, the dilution was due to the sale by DI of shares to new investors which occurred at a higher share price than the Company previously paid. The Company recorded a $1.8 million and a $1.4 million gain for the six months ended June 30, 2002 and 2001, respectively, as a result of the change in equity interest.

(8) Other Expense

      For the three and six months ended June 30, 2001, the Company recorded $2.3 million and $4.7 million, respectively, in charges to write down certain investments to their current fair value, because the decline in the value of these investments was considered to be other than temporary. During the three and six months ended June 30, 2002, the amount of the write down of investments was immaterial.

(9) Income Taxes

      The Company has deferred tax assets which have arisen primarily as a result of operating losses incurred in 2001 and the first six months of 2002, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. For the three and six months ended June 30, 2001, the Company recorded an income tax benefit. At that time, it was determined that the ultimate realization of deferred tax assets for federal and state income tax purposes was considered more likely than not, due to taxable income in the federal carry back period and anticipated

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sufficient future taxable income. As a result of operating losses incurred in the remainder of 2001 and uncertainty as to the extent and timing of profitability in future periods, the Company recorded a full valuation allowance of $72.6 million for the year ended December 31, 2001. Due to continued operating losses in the first six months of 2002, the Company recorded additional valuation allowances of $19.0 million and $28.1 million for the three and six months ended June 30, 2002, respectively, resulting in a full valuation allowance of approximately $100.7 million on its deferred tax assets as of June 30, 2002. The Company recorded a net income tax benefit of $19.0 million for the six months ended June 30, 2002, of which $17.2 million relates to the enactment of “The Job Creation and Worker Assistance Act of 2002” enacted March 9, 2002, which allows the Company to carry back its tax net operating loss for U.S. federal purposes for an additional three years to 1996. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

(10) Related Party Transactions

      During the three months ended June 30, 2002 and 2001, the Company recognized approximately $97,000 and $407,000, respectively, in net revenues from consulting services provided to Sapient S.p.A., the Company’s 50% owned joint venture, and $204,000 and $1.1 million during the six months ended June 30, 2002 and 2001, respectively. In addition to recognizing revenue for services provided to Sapient S.p.A., the Company reduced its general and administrative expenses by approximately $11,000 and $120,000 for start-up and administrative services billed to the joint venture for the three months ended June 30, 2002 and 2001, respectively, and $108,000 and $137,000 for the six months ended June 30, 2002 and 2001, respectively. The Company had receivables due from this entity of approximately $120,000 and $434,000 at June 30, 2002 and December 31, 2001, respectively.

      During the three months ended June 30, 2002 and 2001, the Company incurred costs of zero and $81,000, respectively, for start-up and administrative services provided by DI to the Company’s Japanese subsidiary, Sapient KK, and $9,000 and $295,000 during the six months ended June 30, 2002 and 2001, respectively. The Company had accrued expenses due to this entity of approximately $1,500 at December 31, 2001. The Company did not have an outstanding liability due to this entity at June 30, 2002.

      On January 31, 2000, the Company entered into a strategic relationship with a client which included, among other things, the Company becoming a preferred supplier to that client and its affiliated entities. As part of the relationship, the co-CEOs and co-chairmen of the Board of Directors of the Company each issued a $10.0 million convertible note to the client. The notes were convertible into shares of the Company’s common stock owned by the co-CEOs and co-chairmen at a conversion rate equal to the closing price of the Company’s common stock on the date the convertible notes were executed. The client’s ability to convert the notes was subject to certain vesting restrictions, based upon the client’s payment of certain levels of consulting revenues to Sapient within prescribed timeframes. During the three months ended June 30, 2002, the co-CEOs and co-chairmen of the Board of Directors of the Company each repaid these notes in full. The client had not converted any portion of the notes into shares of the Company’s common stock prior to the repayment.

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

      The Company has not disclosed operating segment data for periods prior to January 1, 2002, because the data was not available for comparative prior periods. The Company does not allocate certain selling and marketing and general and administrative expenses to its business unit segments in the United States, as these activities are managed separately from the business units. The Company did not allocate the costs associated with the February 2002 and June 2002 restructuring plans across its operating segments, given that the majority of the restructuring costs represent consolidation of facilities and other items that are not specific to individual operating segments. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and therefore the Company has not disclosed asset information for each operating segment. For the three months ended June 30, 2002, the Company began to disclose as a reportable segment the Consumer and Transportation business unit. This segment was determined to be material and management expects the segment will continue to be of significance.

      The tables below present the service revenues and operating income (loss) attributable to these operating segments for the three and six months ended June 30, 2002 (in thousands).

Three Months Ended	Financial		Public		Automotive/	Consumer/	United		All		Reconciling		Consolidated
June 30, 2002:	Services		Services		Industrial	Transportation	Kingdom	Germany	Other		Items		Totals

Service revenues	$10,433		$4,779		$3,418	$3,793	$8,865	$2,055	$7,124		$—		$40,467
Operating income (loss)	$(110	)(1)	$(2,285	)(1)	$468 (1)	$730 (1)	$72	$(1,925)	$(3,118	)(1)	$(132,684	)(2)	$(138,852	)(2)

Six Months Ended	Financial	Public		Automotive/	Consumer/	United		All		Reconciling		Consolidated
June 30, 2002:	Services	Services		Industrial	Transportation	Kingdom	Germany	Other		Items		Totals

Service revenues	$26,452	$9,432		$7,719	$6,027	$17,838	$5,783	$17,252		$—		$90,503
Operating income (loss)	$3,504 (1)	$(3,130	)(1)	$1,229 (1)	$394 (1)	$(1,050)	$(1,823)	$(4,694	)(1)	$(206,781	)(2)	$(212,351	)(2)

(1)	The business unit segment operating income (loss) reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Represents consolidated loss before income taxes, net equity loss from investees and minority interest. Adjustments that are made to the total of the segments’ operating income (loss) in order to arrive at consolidated loss before income taxes include the following:

	Three Months	Six Months
	Ended	Ended
	June 30, 2002	June 30, 2002

Impairment of goodwill and intangible assets	$107,430	$107,430
Restructuring and other related charges	9,778	58,513
Amortization of intangible assets	1,566	3,132
Stock-based compensation	701	1,339
Other income	(1,763)	(1,759)
Interest income	(1,229)	(2,420)
Unallocated expenses	16,201 (3)	40,546 (3)

	$132,684	$206,781

(3)	Includes corporate selling and marketing and general and administrative costs.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12) Geographic Data

      Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated statements of operations and the consolidated balance sheets:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Service revenues:
United States	$27,194	$67,994	$62,232	$158,571
International	13,273	19,292	28,271	37,856

Total service revenues	$40,467	$87,286	$90,503	$196,427

	June 30,	December 31,
	2002	2001

Long-lived assets:
United States	$26,394	$144,290
International	11,479	10,320

Total long-lived assets	$37,873	$154,610

      For the three and six months ended June 30, 2002, Sapient Ltd., the Company’s UK subsidiary, had revenues of $8.9 million and $17.8 million, respectively, or 67% and 63%, respectively, of total international revenues.

(13) Goodwill

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” (SFAS 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with at least annual tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives to their estimated value. Companies have six months from the date of adoption of SFAS 142 to complete a transitional goodwill impairment test, which is applied as of the beginning of the fiscal year in which the standard is first adopted. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 were adopted by the Company, as required, on January 1, 2002.

      As a result of the provisions of SFAS 142, the Company ceased amortization of approximately $101.8 million of goodwill beginning January 1, 2002. The Company has performed an impairment review of its goodwill as of January 1, 2002, under the transitional provisions of SFAS 142. The Company identified its reporting units, allocated assets and liabilities to the reporting units and performed impairment tests on the net goodwill associated with each of the reporting units by comparing the reporting units’ book value to their estimated fair value. Assets and liabilities, including goodwill, were allocated to reporting units based on factors such as specific identification, percentage of revenue and headcount. The fair value of the reporting units was estimated considering a market multiple of revenue approach. During the three months ended June 30, 2002, the Company completed the transitional impairment test of goodwill as of January 1, 2002, concluding that no impairment of the goodwill had occurred at that date. The Company’s stock price declined significantly in the three months ending June 30, 2002, at which point the Company’s stock price was trading below its book value. As a result, the Company determined that an interim goodwill impairment test should be

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performed as of June 30, 2002. Based on the analysis at June 30, 2002, the carrying amount of all reporting units exceeded their fair values and a goodwill impairment charge of $101.8 million was recognized in the statement of operations under the caption, “Impairment of goodwill and intangible assets,” for the three months ended June 30, 2002. This charge represented 100% of the goodwill balance at January 1, 2002.

      The following is a summary of net loss and net loss per share for the three and six months ended June 30, 2002 and 2001, as adjusted to remove the amortization of goodwill (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net loss	$(139,728)	$(17,370)	$(193,700)	$(65,623)
Add back: Goodwill amortization	—	4,759	—	9,517

Adjusted net loss	$(139,728)	$(12,611)	$(193,700)	$(56,106)

Loss per share — basic and diluted:
Reported net loss per share	$(1.10)	$(0.14)	$(1.53)	$(0.54)
Goodwill amortization	—	0.04	—	0.08

Adjusted net loss per share	$(1.10)	$(0.10)	$(1.53)	$(0.46)

      The changes in allocated goodwill for the three and six months ended June 30, 2002, are as follows:

	Financial	Public	Automotive/	Consumer/	United		All
	Services	Services	Industrial	Transportation	Kingdom	Germany	Other	Total

Balance as of January 1, 2002	$25,138	$12,060	$7,140	$339	$11,092	$8,396	$37,630	$101,795
Impairment charges	(25,138)	(12,060)	(7,140)	(339)	(11,092)	(8,396)	(37,630)	(101,795)

Balance as of June 30, 2002.	$—	$—	$—	$—	$—	$—	$—	$—

(14) Intangible Assets

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes FASB Statement No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” SFAS 144 applies to all long-lived assets (including discontinued operations), except goodwill, and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and was adopted by the Company, as required, on January 1, 2002. In accordance with the provisions of SFAS 144, the Company determined that an interim impairment test of its long-lived assets was necessary and should be performed at June 30, 2002 due to the significant decline in the Company’s market value. Utilizing the lowest level of identifiable cash flows for each long-lived asset group, the Company determined that the expected undiscounted cash flows related to its long-lived asset groups would not recover the carrying value of the assets over their remaining useful lives. Accordingly, the Company compared the carrying amounts of its long-lived assets to their estimated fair values. Fair values were estimated using methods such as estimated replacement cost and relief from royalty. Based on the analysis at June 30, 2002, certain intangible assets’ fair values were below their carrying values and an impairment charge of $5.6 million was recognized in the statement of operations under the caption, “Impairment of goodwill and intangible assets,” for the three months ended June 30, 2002.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of intangible assets as of June 30, 2002 and December 31, 2001 (in thousands):

	June 30, 2002

	Gross Carrying	Accumulated	Impairment	Net Book
	Amount	Amortization	Charge	Value

Amortizable intangible assets
Marketing assets and customer lists	$4,100	$(2,381)	$(1,519)	$200
Employment agreements	1,000	(611)	—	389
Developed technology	16,160	(10,051)	(4,116)	1,993

Total	$21,260	$(13,043)	$(5,635)	$2,582

	December 31, 2001

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Amortizable intangible assets
Marketing assets and customer lists	$4,100	$(2,109)	$1,991
Employment agreements	1,000	(444)	556
Developed technology	16,160	(7,358)	8,802

Total	$21,260	$(9,911)	$11,349

      Amortization expense related to the intangible assets was $1.6 million and $1.8 million for the three months ended June 30, 2002 and 2001, respectively, and $3.1 million and $3.7 million for the six months ended June 30, 2002 and 2001, respectively. Estimated amortization expense related to intangible assets for each of the next two years ending December 31 is (in thousands): $1,194 for 2002 and $1,388 for 2003. The current balance of amortizable intangible assets will be fully amortized in 2003.

(15) New Accounting Pronouncement

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of the EITF in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

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

      Our financial results for the three months ended June 30, 2002 declined sequentially from our financial results for the three months ended March 31, 2002, due primarily to the continued decrease in the demand for our services, and the demand, in general, for advanced technology consulting services. This decrease reflected the decline in technology spending in the United States in late 2000 and in 2001, which continued into the first six months of 2002. As a result of this decrease in demand, our service revenues for the three months ended June 30, 2002 decreased 19% from our service revenues for the three months ended March 31, 2002, and our net loss increased from $54.0 million for the three months ended March 31, 2002 to $139.7 million for the three months ended June 30, 2002. We expect service revenues for the quarter ended September 30, 2002 to be slightly above service revenues for the quarter ended June 30, 2002, based on our current revenue projections and we expect to recognize a net loss for the quarter ended September 30, 2002. As a result of the losses incurred for the year ended December 31, 2001 and in the first six months of 2002, we reduced our work force and office space in cities throughout the United States in March 2001, July 2001, February 2002 and June 2002. Our cash flows from operations for the six months ended June 30, 2002 resulted in a use of cash of $64.7 million. Our cash, cash equivalents and short-term investments at June 30, 2002 were $182.9 million. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital, capital expenditure, restructuring and stock repurchase program requirements for at least the next 18 months.

      We cannot predict when the market for advanced technology consulting services will improve. When the market does improve, we cannot predict whether, and to what extent, the demand for our services will increase. Any continued decline in our service revenues will have a significant impact on our financial results, particularly because a significant portion of our operating costs (such as personnel, rent and depreciation) are fixed in advance of a particular quarter. As a result, despite cost savings realized from our restructuring plans, our costs for project personnel, sales and marketing and general and administrative could continue to increase as a percentage of revenues, thereby affecting our operating results.

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

Summary of Critical Accounting Policies; Significant Judgments and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The accompanying unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in our Annual Report on Form 10-K. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

      A summary of those accounting policies that we believe are most critical to fully understanding and evaluating our financial results is set forth below.

•	Revenue Recognition and Allowance for Doubtful Accounts. We recognize all of our revenue from the provision of professional services under written service contracts with our clients. We derive a significant portion of our revenue from fixed-price, fixed-timeframe contracts. All revenue generated from fixed-price contracts is recognized on the percentage-of-completion method of accounting, based on labor hours incurred to estimated total labor hours. This method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. Our failure to accurately estimate the resources required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price, fixed-timeframe contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We have been required to commit unanticipated additional resources to complete projects in the past, which has resulted in lower than anticipated profitability or losses on those contracts. We may experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the process, which could result in a fixed price that turns out to be too low and, therefore, would adversely affect our business, financial condition and results of operations.

Our project delivery and industry business unit finance personnel continually review labor hours incurred and estimated total labor hours, resulting in revisions to the amount of recognized revenue for a contract. If we do not accurately estimate the resources required or the scope of work to be performed for a contract or we do not manage the project properly within the planned time period, then we may recognize a loss on the contract. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined.

All revenue from time-and-materials contracts is recognized as services are provided. In some instances during 2001, we provided services to clients in exchange for equity instruments of the client. We measure the fair value of the equity instrument on the date the parties come to a mutual understanding of the terms of the arrangement and a commitment for performance by us to earn the equity instruments is reached, or when the equity is earned, whichever occurs earlier. Earnings recognized in excess of the amounts invoiced to clients are classified as unbilled revenues. Amounts invoiced to clients in excess of revenue recognized are classified as deferred revenues.

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

In November 2001, the Emerging Issues Task Force (EITF) issued Issue No. 01-14 regarding “Income Statement Characterization of Reimbursements Received for “Out-Of-Pocket” Expenses Incurred.” This pronouncement requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in our statement of operations. We incur incidental expenses in the delivery of services to our clients that are commonly referred to as “out-of-pocket” expenses. These expenses include, but are not limited to, travel and related charges. Accordingly, we adjusted revenue for all periods reported to include the out-of-pocket expenses or reimbursable expenses billed to clients. Previously, these out-of-pocket expense reimbursements were classified as a reduction of project personnel costs. This change in classification had no effect on current or previously reported net loss or net loss per share.

•	Accounting for Income Taxes. We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses incurred in 2001 and the first six months of 2002, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2001, and in the first six months of 2002, and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of approximately $100.7 million as of June 30, 2002. The decision to record the valuation allowance required significant judgment. Had we not recorded this allowance, we would have reported materially different results. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

•	Valuation of Long-Lived Assets. In accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Factors we consider important which could trigger an impairment review include:

•	significant underperformance relative to historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

If such circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. For the three months ended June 30, 2002, certain intangible assets’ fair values were below their carrying values and an impairment charge of $5.6 million was recognized in the statement of operations. Our cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. It is possible that changes in these estimates in the near term could materially affect our financial condition and results of operations.

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we ceased amortization of approximately $101.8 million of goodwill beginning January 1, 2002. We identified our reporting units, allocated assets and liabilities to the reporting units and performed impairment tests on the net goodwill associated with each of the reporting units by comparing the reporting units’ book value to their estimated fair value. Assets and liabilities, including goodwill, were allocated to reporting units based on factors such as specific identification, percentage of revenue and headcount. The fair value of the reporting units was estimated considering a market multiple of revenue approach. Our stock price declined significantly in the three months ending June 30, 2002, at which point our stock price was trading below our book value. As a result, we determined that an interim goodwill impairment test should be performed as of June 30, 2002. Based on the analysis at June 30, 2002, the carrying amount of all reporting units exceeded their fair values and a goodwill impairment charge of $101.8 million was recognized in the statement of operations for the three months ended June 30, 2002.

•	Restructuring and Other Related Charges. We established exit plans for each of the restructuring activities which took place in March 2001, July 2001, February 2002 and June 2002 and accounted for these plans in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” These exit plans required that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. We specifically identified all employees that were to be terminated and notified them on the date that the action was announced to the public. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space being vacated and related costs, in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. We review on a regular basis our sub-lease assumptions. These estimates include anticipated rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. We changed our original estimates in 2001 due to changing real estate markets, which resulted in net additional restructuring charges. If the rental markets continue to change, our sub-lease assumptions may not be accurate and it is possible that changes in these estimates could materially affect our financial condition and results of operations.

We recorded a restructuring charge during the three months ended March 31, 2002 of approximately $48.7 million, which consisted of severance and related expenses from the reduction in our workforce, and other costs related to office space consolidations. This restructuring plan resulted in the termination of approximately 545 employees; 76% of the terminated employees were project personnel, 3% were selling and marketing personnel and 21% were general and administrative personnel. All of these employees have been terminated as of June 30, 2002.

We also recorded a restructuring charge during the three months ended June 30, 2002 of approximately $9.8 million, which consisted of severance and related expenses from the reduction in our workforce, and other costs related to office space consolidations. This restructuring plan will result in the termination of approximately 106 employees; 76% of the terminated employees are project personnel, 4% are selling and marketing personnel and 20% are general and administrative personnel. 65 of these employees have been terminated as of June 30, 2002, and we expect to terminate the remaining 41 people in the third quarter of 2002.

Results of Operations

      The following table sets forth the percentage of revenues of items included in our consolidated statements of operations:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Service revenues	100%	100%	100%	100%
Reimbursable expenses	5	7	5	6

Total gross revenues	105	107	105	106

Operating expenses:
Project personnel costs, before reimbursable expenses	84	73	84	70
Reimbursable expenses	5	7	5	6

Total project personnel costs	89	80	89	76
Selling and marketing costs	17	10	15	8
General and administrative costs	54	40	52	38
Restructuring and other related charges	24	4	65	26
Impairment of goodwill and intangible assets	265	—	119	—
Amortization of intangible assets	4	7	3	7
Stock-based compensation	2	1	1	1

Total operating expenses	455	142	344	156

Loss from operations	(350)	(35)	(239)	(50)
Gain on equity investment change in interest	4	—	2	1
Other income (expense)	—	(3)	—	(3)
Interest income	3	3	2	3

Loss before income taxes, net equity loss from investees and minority interest	(343)	(35)	(235)	(49)
Income tax provision (benefit)	1	(15)	(21)	(16)

Loss before net equity loss from investees and minority interest	(344)	(20)	(214)	(33)
Net equity loss from investees	(1)	—	(1)	—
Minority interest	—	—	—	—

Net loss	(345)%	(20)%	(215)%	(33)%

     Service Revenues

      Service revenues for the three and six months ended June 30, 2002 decreased 54% from service revenues for the three and six months ended June 30, 2001. The decrease in service revenues was primarily due to a decline in the demand for advanced technology consulting services, including our services, in the United States. We expect service revenues for the quarter ended September 30, 2002 to be slightly above service revenues for the quarter ended June 30, 2002, based on our current revenue projections. For the three months ended June 30, 2002, our five largest clients accounted for approximately 26% of our service revenues in the aggregate, compared to 28% of service revenues for the three months ended June 30, 2001. For the six months ended June 30, 2002, our five largest clients accounted for approximately 22% of our service revenues in the aggregate, compared to 29% of service revenues for the six months ended June 30, 2001. During the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002, no client accounted for more than 10% of revenues. For the six months ended June 30, 2001, one client accounted for approximately 12% of revenues.

     Project Personnel Costs, Before Reimbursable Expenses

      Project personnel costs, before reimbursable expenses, consist principally of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client and represent the most significant expense we incur in providing our services. Project personnel costs, before reimbursable expenses, increased as a percentage of revenues to 84% for the three and six months ended June 30, 2002, from 73% and 70% for the three and six months ended June 30, 2001, respectively, due to lower billable utilization of project personnel and our lower revenue base. The decrease in project personnel costs for the three and six months ended June 30, 2002 was primarily due to a decrease in the number of project personnel from 2,100 at June 30, 2001 to 1,409 at June 30, 2002. The June 2002 restructuring will result in the termination of approximately 81 project personnel, of which 53 project personnel have been terminated as of June 30, 2002.

     Selling and Marketing Costs

      Selling and marketing costs consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional costs. Although our costs have decreased, selling and marketing costs increased as a percentage of revenues to 17% and 15% for the three and six months ended June 30, 2002, respectively, from 10% and 8% for the three and six months ended June 30, 2001, respectively. This percentage increase was primarily due to our declining revenue base. The decrease in selling and marketing costs for the three and six months ended June 30, 2002 was primarily due to a decrease in the number of selling and marketing personnel from 96 at June 30, 2001 to 77 at June 30, 2002.

     General and Administrative Costs

      General and administrative costs relate principally to salaries and employee benefits associated with our management, finance, recruiting, training and administrative groups, depreciation and occupancy expenses. Although our costs have decreased, general and administrative costs increased as a percentage of revenues to 54% and 52% for the three and six months ended June 30, 2002, respectively, from 40% and 38% for the three and six months ended June 30, 2001, respectively. The increase was due primarily to fixed personnel, rent and depreciation costs incurred in anticipation of expected revenue stabilization or growth, which did not materialize, and our declining revenue base. The decrease in general and administrative costs for the three and six months ended June 30, 2002 was primarily due to a decrease in the number of general and administrative personnel, occupancy costs, and depreciation costs related to our restructuring actions. General and administrative personnel decreased from 526 at June 30, 2001 to 319 at June 30, 2002. Our total headcount decreased from 2,722 at June 30, 2001 to 1,805 at June 30, 2002. As a result of the June 2002 restructuring plan, our total headcount will decrease by 106 employees, of which 65 employees were terminated as of June 30, 2002. Total occupancy at June 30, 2002 was approximately 385,000 square feet, compared to approximately 794,000 square feet at June 30, 2001. As a result of the June 2002 restructuring plan, we will reduce our office space by a total of 52,000 square feet, none of which was vacated as of June 30, 2002. These reductions should result in an additional decrease in general and administrative costs during the remainder of 2002.

     Restructuring and Other Related Charges

      As a result of the decline in the demand for advanced technology consulting services that began in the second half of 2000, we implemented restructurings of our workforce and operations in March 2001, July 2001, February 2002 and June 2002. In connection with the restructuring plan implemented in June 2002, we recorded restructuring and other related charges of $9.8 million, consisting of $3.1 million for workforce reductions, $6.2 million for consolidation of facilities and $0.5 million for other depreciable assets. The June 2002 restructuring is expected to result in the termination of approximately 106 employees in total, of whom 41 remained employed by us as of June 30, 2002, and whom we expect to terminate in the third quarter of 2002 upon completion of project assignments. 76% of the terminated employees are project personnel, 4% are selling and marketing personnel and 20% are general and administrative personnel. The June 2002 restructuring plan also included further consolidation of office space, which included the closing of our Houston and Denver offices. Estimated costs for the reduction in physical office space is comprised of contractual rental commitments for office space being vacated and related costs, brokerage and related costs to sublet the office space, in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total reduction of office space will be approximately 52,000 square feet, none of which was vacated as of June 30, 2002. We estimate future cost savings of approximately $3.0 million per quarter upon full implementation of the plan, of which approximately 65% relates to project personnel costs, 3% relates to selling and marketing costs and 32% relates to general and administrative costs, including facilities.

      In connection with the restructuring plan announced in February 2002, we recorded restructuring and other related charges of $48.7 million, consisting of $12.9 million for workforce reductions, $35.0 million for consolidation of facilities and $0.8 million for other depreciable assets. We reduced our headcount by a total of approximately 415 project personnel. Significant actions were also taken to streamline internal operations, including reductions in physical space and the reduction of approximately 130 selling and marketing and general and administrative employees. In total, the February 2002 restructuring plan resulted in the termination of approximately 545 employees, none of whom remained employed by us as of June 30, 2002. 76% of the terminated employees were project personnel, 3% were selling and marketing personnel and 21% were general and administrative personnel. Estimated costs for the reduction in physical office space is comprised of contractual rental commitments for office space being vacated and related costs, brokerage and related costs to sublet the office space, in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total reduction of office space will be approximately 291,000 square feet, of which approximately 97% was vacated as of June 30, 2002. We realized cost savings from the February 2002 restructuring actions of approximately $18.7 million for the six months ended June 30, 2002, and we estimate future cost savings of approximately $14.7 million per quarter, of which approximately 62% relates to project personnel costs, 2% relates to selling and marketing costs and 36% relates to general and administrative costs, including facilities.

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

      Charges for restructuring and other related activities as of, and for the six months ended June 30, 2002 were as follows (in thousands):

				Utilized
	Balance	Additional	Additional			Balance
	12/31/01	Charge-Q1	Charge-Q2	Non-Cash	Cash	6/30/02

Workforce	$1,635	$12,967	$3,100	$—	$(13,463)	$4,239
Facilities	51,705	34,981	6,153	(1,832)	(10,029)	80,978
Depreciable assets	—	787	525	(1,312)	—	—

	$53,340	$48,735	$9,778	$(3,144)	$(23,492)	$85,217

Current accrued restructuring costs						34,700

Non-current accrued restructuring costs						$50,517

     Amortization and Impairment of Intangible Assets

      For the three and six months ended June 30, 2002, amortization of intangible assets consists primarily of amortization of marketing assets, customer lists and developed technology resulting from our acquisitions. The decrease in amortization of intangible assets for the three and six months ended June 30, 2002 relative to the comparable periods from the prior year was primarily related to the cessation of amortization of goodwill as of January 1, 2002, in accordance with SFAS No. 142, “Goodwill and other Intangible Assets.” We recorded approximately $4.8 million and $9.5 million of amortization of goodwill for the three and six months ended June 30, 2001, respectively. We have performed an impairment review of our goodwill as of January 1, 2002, under the transitional provisions of SFAS 142. We identified our reporting units, allocated assets and liabilities to the reporting units and performed impairment tests on the net goodwill associated with each of the reporting units by comparing the reporting units’ book value to their estimated fair value. Assets and liabilities, including goodwill, were allocated to reporting units based on factors such as specific identification, percentage of revenue and headcount. The fair value of the reporting units was estimated considering a market multiple of revenue approach. During the three months ended June 30, 2002, we completed the transitional impairment test of goodwill as of January 1, 2002, concluding that no impairment of the goodwill had occurred at that date. Our stock price declined significantly in the three months ending June 30, 2002, at which point our stock price was trading below our book value. As a result, we determined that an interim goodwill impairment test should be performed as of June 30, 2002. Based on our analysis at June 30, 2002, the carrying amount of all reporting units exceeded their fair values and a goodwill impairment charge of $101.8 million was recognized in the statement of operations under the caption, “Impairment of goodwill and intangible assets,” for the three months ended June 30, 2002. This charge represented 100% of the goodwill balance at January 1, 2002.

      The following is a summary of net loss and net loss per share for the three and six months ended June 30, 2002 and 2001, as adjusted to remove the amortization of goodwill (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net loss	$(139,728)	$(17,370)	$(193,700)	$(65,623)
Add back: Goodwill amortization	—	4,759	—	9,517

Adjusted net loss	$(139,728)	$(12,611)	$(193,700)	$(56,106)

Loss per share-basic and diluted:
Reported net loss per share	$(1.10)	$(0.14)	$(1.53)	$(0.54)
Goodwill amortization	—	0.04	—	0.08

Adjusted net loss per share	$(1.10)	$(0.10)	$(1.53)	$(0.46)

      Also, in accordance with the provisions of SFAS 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” we determined that an interim impairment test of our long-lived intangible assets was necessary and should be performed at June 30, 2002 due to the significant decline in our market value. Utilizing the lowest level of identifiable cash flows for each long-lived asset group, we determined that the expected undiscounted cash flows related to our long-lived asset groups would not recover the carrying value of the assets over their remaining useful lives. Accordingly, we compared the carrying amounts of our long-lived assets to their estimated fair values. Fair values were estimated using methods such as estimated replacement cost and relief from royalty. Based on the analysis at June 30, 2002, certain intangible assets’ fair values were below their carrying values and an impairment charge of $5.6 million was recognized in the statement of operations under the caption, “Impairment of goodwill and intangible assets,” for the three months ended June 30, 2002. Amortization expense related to the intangible assets was $1.6 million and $1.8 million for the three months ended June 30, 2002 and 2001, respectively, and $3.1 million and $3.7 million for the six months ended June 30, 2002 and 2001, respectively. Estimated amortization expense related to intangible assets for each of the next two years ending December 31 is (in thousands): $1,194 for 2002 and $1,388 for 2003. The current balance of amortizable intangible assets will be fully amortized in 2003.

     Stock-Based Compensation

      Stock-based compensation consists of expenses for deferred compensation associated with the Human Code, Inc. (Human Code) and The Launch Group Aktiengesellschaft (TLG) acquisitions. The decrease in stock-based compensation for the three and six months ended June 30, 2002 compared to the comparable periods in 2001 was primarily due to the reduction of deferred compensation. In connection with the termination of Human Code employees to whom the deferred compensation relates, $4.2 million of deferred compensation was reversed through additional paid-in-capital during the second half of 2001 and the first quarter of 2002. In connection with the acquisition of Human Code, we assumed the outstanding options granted under the Human Code 1994 Stock Option/ Stock Issuance Plan. The options vest ratably over periods up to four years. We recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options, of which $334,000 has not been amortized as of June 30, 2002. The remaining deferred compensation will be charged to operations at the rate of approximately $75,000 for the next four quarters, and $34,000 in total thereafter, spread over approximately four quarters.

      In connection with the TLG acquisition, in July 2001, we issued $10.0 million of restricted common stock to the former TLG employees continuing with the Company, which we began to amortize over the vesting period of 4.75 years commencing on the date of acquisition. We expect this charge to be approximately $527,000 per quarter for the next twelve quarters, or $2.1 million annually.

     Gain on Equity Investment Change in Interest

      During the three months ended June 30, 2002, our equity ownership percentage in Dream Incubator, Inc., (DI) was diluted from approximately 17% to approximately 15.7%, as a result of a public offering of its common stock by DI. Our equity ownership percentage in DI was previously diluted from approximately 19% to approximately 17% during the three months ended March 31, 2001. In both periods, the dilution was due to the sale by DI of shares to new investors which occurred at a higher share price than we previously paid. We recorded a $1.8 million and a $1.4 million gain for the six months ended June 30, 2002 and 2001, respectively, as a result of the change in equity interest.

     Other Expense

      For the three and six months ended June 30, 2001, we recorded $2.3 million and $4.7 million, respectively, in charges to write down certain investments to their current fair value, because the decline in the value of these investments was considered to be other than temporary. During the three and six months ended June 30, 2002, the amount of the write down of investments was immaterial.

     Interest Income

      Interest income was derived primarily from investments of the proceeds from our public stock offerings, which were invested primarily in U.S. government securities, tax-exempt, short-term municipal bonds and commercial paper. The decrease in interest income for the three and six months ended June 30, 2002 over the comparable periods in 2001 was due to the decrease in the average cash and investment balances and lower interest rates.

     Provision (Benefit) for Income Taxes

      We have deferred tax assets which have arisen primarily as a result of operating losses incurred in 2001 and the first six months of 2002, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. For the three and six months ended June 30, 2001, we recorded an income tax benefit. At that time, it was determined that the ultimate realization of deferred tax assets for federal and state income tax purposes was considered more likely than not, due to taxable income in the federal carry back period and anticipated sufficient future taxable income. As a result of operating losses incurred in the remainder of 2001 and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of $72.6 million for the year ended December 31, 2001. Due to continued operating losses in the first six months of 2002, we recorded additional valuation allowances of $19.0 million and $28.1 million for the three and six months ended June 30, 2002, respectively, resulting in a full valuation allowance of approximately $100.7 million on our deferred tax assets as of June 30, 2002. We recorded a net income tax benefit of $19.0 million for the six months ended June 30, 2002, of which $17.2 million relates to the enactment of “The Job Creation and Worker Assistance Act of 2002” enacted March 9, 2002, which allows us to carry back our tax net operating loss for U.S. federal purposes for an additional three years to 1996. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

     Net Equity Loss from Investees

      Net equity loss from investees for the three months ended June 30, 2002 and 2001 was approximately $529,000 and $241,000, respectively. This consisted of net losses from Sapient S.p.A. of approximately $519,000 and from DI of approximately $10,000 for the three months ended June 30, 2002 and net losses from Sapient S.p.A. of approximately $187,000 and from DI of approximately $54,000 for the three months ended June 30, 2001. Our share of Sapient S.p.A.’s losses for the three months ended June 30, 2002 included a restructuring charge recorded by Sapient S.p.A. of approximately $401,000. Net equity loss from investees for the six months ended June 30, 2002 and 2001 was approximately $535,000 and $351,000, respectively. This consisted of net losses from Sapient S.p.A. of approximately $563,000 and net income from DI of $28,000 for the six months ended June 30, 2002 and net losses from Sapient S.p.A. of approximately $176,000 and from DI of approximately $175,000 for the six months ended June 30, 2001.

     Minority Interest

      Minority interest income for the three and six months ended June 30, 2002 was approximately $104,000 and $179,000, respectively. Minority interest income for the three and six months ended June 30, 2001 was approximately $84,000 and $85,000, respectively, related to DI’s 12% interest in our Japanese subsidiary’s losses.

     Results by Operating Segment

      We provide business and technology consulting services, primarily on a fixed-price basis. Through December 31, 2001, we operated in one operating segment. Effective January 1, 2002, we have discrete financial data by operating segments available based on our new method of internal reporting, which disaggregates operations on a business unit basis for our United States operations and on a geographic basis for our international operations. Operating segments are defined as components of the Company concerning which separate financial information is available that is evaluated regularly by the chief operating decision maker. Management uses this information to manage resources and evaluate performance.

      We have not disclosed operating segment data for periods prior to January 1, 2002, because the data was not available for comparative prior periods. We do not allocate certain selling and marketing and general and administrative expenses to our business unit segments in the United States, as these activities are managed separately from the business units. We did not allocate the costs associated with the February 2002 and June 2002 restructuring plans across our operating segments, given that the majority of the restructuring costs represent consolidation of facilities and other items that are not specific to individual operating segments. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and therefore we have not disclosed asset information for each operating segment. For the three months ended June 30, 2002, we began to disclose as a reportable segment the Consumer and Transportation business unit. This segment was determined to be material and management expects the segment will continue to be of significance.

      The tables below present the service revenues and operating income (loss) attributable to these operating segments for the three and six months ended June 30, 2002 (in thousands).

	Financial		Public		Automotive/	Consumer/	United		All		Reconciling		Consolidated
	Services		Services		Industrial	Transportation	Kingdom	Germany	Other		Items		Totals

Three Months Ended June 30, 2002:
Service revenues	$10,433		$4,779		$3,418	$3,793	$8,865	$2,055	$7,124		$—		$40,467
Operating income (loss)	$(110	)(1)	$(2,285	)(1)	$468 (1)	$730 (1)	$72	$(1,925)	$(3,118	)(1)	$(132,684	)(2)	$(138,852	)(2)

	Financial	Public		Automotive/	Consumer/	United		All		Reconciling		Consolidated
	Services	Services		Industrial	Transportation	Kingdom	Germany	Other		Items		Totals

Six Months Ended June 30, 2002:
Service revenues	$26,452	$9,432		$7,719	$6,027	$17,838	$5,783	$17,252		$—		$90,503
Operating income (loss)	$3,504 (1)	$(3,130	)(1)	$1,229 (1)	$394 (1)	$(1,050)	$(1,823)	$(4,694	)(1)	$(206,781	)(2)	$(212,351	)(2)

(1)	The business unit segment operating income (loss) reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Represents consolidated loss before income taxes, net equity loss from investees and minority interest. Adjustments that are made to the total of the segments’ operating income (loss) in order to arrive at consolidated loss before income taxes include the following:

	Three Months Ended	Six Months Ended
	June 30, 2002	June 30, 2002

Impairment of goodwill and intangible assets	$107,430	$107,430
Restructuring and other related charges	9,778	58,513
Amortization of intangible assets	1,566	3,132
Stock-based compensation	701	1,339
Other income	(1,763)	(1,759)
Interest income	(1,229)	(2,420)
Unallocated expenses	16,201 (3)	40,546 (3)

	$132,684	$206,781

(3)	Includes corporate selling and marketing and general and administrative costs.

     Liquidity and Capital Resources

      We have primarily funded our operations from cash flow generated from operations and the proceeds from our public stock offerings. We invest predominantly in instruments that are highly liquid, investment grade securities. At June 30, 2002, we had approximately $182.9 million in cash, cash equivalents and short-term investments, compared to $244.5 million at December 31, 2001.

      In March 2002, we canceled our bank revolving line of credit, which provided for borrowings of up to $5.0 million. At the time of cancellation and at all times throughout 2001 and 2002, we had no borrowings outstanding. We had letters of credit outstanding under the line of credit of approximately $2.3 million at the time of cancellation. We have deposited approximately $4.1 million with the bank as collateral for these and other letters of credit and have classified this cash as restricted on the accompanying consolidated balance sheet at June 30, 2002. The following summarizes our contractual obligations of non-cancelable operating leases, excluding restructured properties, for the remainder of 2002 and for each of the years ending December 31:

(In thousands)

2002	$4,693
2003	8,666
2004	6,430
2005	3,263
2006	3,095
Thereafter	10,396

      Cash used in operating activities was $64.7 million for the six months ended June 30, 2002. This resulted primarily from a net loss of $193.7 million, increases in income tax receivable, net of $18.2 million, decreases in deferred revenues on contracts of $4.1 million, increases in restricted cash of $4.1 million, decreases in accounts payable of $2.3 million, decreases in accrued compensation of $2.0 million and increases in prepaid expenses and other current assets of $1.2 million, offset by net non-cash charges of $117.9 million, which includes $107.4 million of impairment charges, non-cash restructuring charges of $6.0 million, increases in accrued restructuring charges of $29.0 million, increases in accrued expenses of $2.6 million and decreases in accounts receivable of $5.4 million. Overall, the change was primarily due to the market decline for advanced technology services, which resulted in a net loss.

      Cash provided by investing activities was $34.2 million for the six months ended June 30, 2002. This was due primarily to maturities of short-term investments (net of purchases) of $38.5 million offset by capital expenditures of $4.4 million primarily for expansion of our foreign locations.

      Cash provided by financing activities was $2.5 million for the six months ended June 30, 2002, as a result of cash provided from the sale of common stock through our employee stock purchase plan and the exercise of stock options of $2.7 million, offset by the repurchase of our common stock of $165,000 under our stock repurchase program. Under this program, we may repurchase up to $25.0 million of our common stock over a one-year period, commencing in September 2001. To date, we have repurchased approximately $2.2 million of our common stock, of which $587,000 was repurchased prior to June 30, 2002. Any purchases under our stock repurchase program may be made from time-to-time, in the open market, through block trades or otherwise.

      The total cash outlay for the restructuring and other related activities implemented in June 2002 is expected to be approximately $8.6 million. The remaining $1.2 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs and leasehold improvements for facilities being vacated. As of June 30, 2002, no cash had been used for this restructuring plan. $3.8 million cash outlay is expected during the remainder of 2002, $2.1 million is expected in 2003, $770,000 is expected in 2004, $454,000 is expected in both 2005 and 2006 and the remaining cash outlay of approximately $1.0 million, primarily related to real estate rental obligations, is expected to occur over the next five years.

      The total cash outlay for the restructuring and other related activities announced in February 2002 is expected to be approximately $43.8 million. The remaining $4.9 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs and leasehold improvements for facilities being vacated. As of June 30, 2002, $14.6 million of cash had been used for restructuring and other related costs. An additional $5.2 million cash outlay is expected during the remainder of 2002, $10.5 million is expected in 2003, $3.5 million is expected in 2004, $2.0 million is expected in 2005, $2.1 million is expected in 2006 and the remaining cash outlay of approximately $5.9 million, primarily related to real estate rental obligations, is expected to occur over the next eight years.

      The total cash outlay for the restructuring and other related activities announced in March 2001 and July 2001 is expected to be approximately $80.6 million. The remaining $20.0 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs and leasehold improvements for facilities being vacated. As of June 30, 2002, $42.7 million of cash had been used for restructuring and other related costs, of which $8.9 million was used during the six months ended June 30, 2002, of which approximately $188,000 was expended for lease termination payments. An additional $7.0 million cash outlay is expected during the remainder of 2002, $10.5 million is expected in 2003, $5.2 million is expected in 2004, $4.0 million is expected in both 2005 and 2006 and the remaining cash outlay of approximately $7.2 million, primarily related to real estate rental obligations, is expected to occur over the next five years.

      We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital, capital expenditure, restructuring requirements and stock repurchase program requirements for at least the next 18 months.

     New Accounting Pronouncement

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of the EITF in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

Risk Factors

      The following important factors, among others, could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.

Our market and the demand for business and technology consulting services have changed rapidly

      The market for our consulting services and the technologies used in our solutions have changed rapidly over the last three years, and we expect this rate of change to continue. The market for advanced technology consulting services expanded dramatically during 1999 and most of 2000, but declined significantly in 2001 and to date in 2002. These market changes have required us to shift the focus of our services, from design and implementation of Internet solutions to other strategic technology initiatives, and have also adversely affected our financial results. Our revenues for the three months ended June 30, 2002 decreased 19% from our revenues for the three months ended March 31, 2002, and our net loss increased from $54.0 million for the three months ended March 31, 2002 to a net loss of $139.7 million for the three months ended June 30, 2002. If we cannot successfully adapt to these changes in our marketplace, our business, financial condition and results of operations will suffer.

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

Our clients may continue to cancel or delay spending on technology initiatives because of the current economic climate

      Since the second half of 2000, many companies have experienced financial difficulties or uncertainty, and canceled or delayed spending on technology initiatives as a result. This trend has worsened for some clients following the September 11, 2001 terrorist attacks in the United States. Furthermore, the severe financial difficulties which many start-up Internet companies have experienced has further reduced the perceived urgency by larger companies to begin or continue technology initiatives. If large companies continue to cancel or delay their business and technology consulting initiatives because of the current economic climate, or for other reasons, our business, financial condition and results of operations will continue to be materially adversely affected.

Our market is highly competitive and we may not be able to continue to compete effectively

      The business and technology consulting market in which we operate includes a large number of companies and is highly competitive. Our primary competitors are large accounting and consulting firms and systems consulting and implementation firms. We compete to a lesser extent with specialized e-business consulting firms, offshore outsourcing companies, strategy consulting firms, other packaged technology vendors and internal information systems groups. We compete frequently for client engagements against companies with far higher revenues and larger numbers of consultants than we have. Recent consolidations of large consulting companies within our market have further increased the size of some of these competitors. These competitors are often able to offer more scale, which in some instances has enabled them to significantly discount their services in exchange for revenues in other areas or at later dates. Additionally, in an effort to maintain market share, many of our smaller competitors are heavily discounting their services to unprofitable levels. If we cannot keep pace with the intense competition in our marketplace, our business, financial condition and results of operations will suffer.

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

Our growing international operations and global distributed delivery model subject us to increased risk

      We currently have offices in the United Kingdom, Germany, India, Japan and Canada and we have a joint venture in Italy. Our international operations are growing as a percentage of our total revenues, and our global distributed delivery model is a key component of our ability to successfully deliver our services. International operations are subject to inherent risks, including:

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

We depend heavily on a limited number of clients

      We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients for which we perform large projects. For the three and six months ended June 30, 2002, our five largest clients accounted for approximately 26% and 22% of our revenues in the aggregate, respectively, with two clients and one client each accounting for more than 5% of our revenues for the three and six months ended June 30, 2002, respectively. In addition, revenues from a large client may constitute a significant portion of our total revenues in any particular quarter. As a result, we are dependent upon winning new projects from new or existing clients to replace completed projects. The loss of any principal client for any reason or the inability to replace existing projects, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, or that client’s decision to reduce spending on technology-related projects, could have a material adverse effect on our business, financial condition and results of operations.

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

If we do not attract and retain qualified professional staff, we may not be able to adequately perform our client engagements and could be limited in accepting new client engagements

      Our business is labor intensive, and our success depends upon our ability to attract, retain, train and motivate highly skilled employees. Although many specialized e-business and other business and technology companies have reduced their work forces or slowed their hiring efforts, and although we reduced our work force in March 2001, July 2001, February 2002 and June 2002, intense competition still exists for certain employees who have specialized skills or significant experience in business and technology consulting. We may not be successful in attracting a sufficient number of these highly skilled employees in the future. Furthermore, the industry turnover rates for these types of employees is high, and we may not be successful in retaining, training and motivating the employees we are able to attract. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements. Almost all of our employees participate in one or more of our stock option plans as a component of long-term incentive compensation, and many of the stock options held by current employees have exercise prices that significantly exceed the recent trading range of our common stock. A future prolonged decline or low stock price could result in reduced incentives for employees and in increased turnover.

     We may not be successful in managing the levels of our workforce and our other resources

      We must devote substantial managerial and financial resources to monitoring and managing our workforce and other resources. Despite our recent restructurings, we have made, and expect to continue to make, significant expenditures to grow our business in certain areas, including our global distributed delivery model. We also may be required to expend substantial managerial and financial resources in identifying and addressing those areas of our business which are not in sufficient demand by our clients. Our future success will depend on our ability to manage the levels and related costs of our workforce and other resources effectively. If we are unable to do so, the quality of our services and products, our ability to retain key personnel and our business, financial condition and results of operations could be materially adversely affected.

Our common stock may not remain in compliance with Nasdaq National Market listing requirements

      Our common stock is listed on the Nasdaq National Market (the “NNM”), which requires that listed stocks maintain a minimum per share bid price of $1. If our bid price remains below $1 per share for 30 consecutive trading days, Nasdaq may notify us of the deficiency. If this happens, we must return to compliance within a 90-day grace period, or (after the 90 days) request a NASDAQ hearing to present our compliance plan. The hearing generally will occur within 45 days after a request, followed by a hearing decision two to four weeks later. Unless we develop a satisfactory plan for returning to compliance, Nasdaq could eventually delist our stock from the NNM. This would impact the liquidity of shares of our common stock.

     Our stock price is volatile and may result in substantial losses for investors

      The trading price of our common stock has been subject to wide fluctuations. Our trading price could continue to be subject to wide fluctuations in response to:

•	quarterly variations in operating results and achievement of key business metrics by us or our competitors;

•	changes in operating results estimates by securities analysts;

•	any differences between our reported results and securities analysts’ published or unpublished expectations;

•	announcements of new contracts or service offerings made by us or our competitors;

•	announcements of acquisitions or joint ventures made by us or our competitors; and

•	general economic or stock market conditions.

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

     Government regulation could interfere with the acceptance of new technologies

      Any new laws and regulations applicable to new technologies and electronic commerce that are adopted by federal, state or international governments could hinder the growth of new technologies, and decrease their acceptance as commercial media. If this occurs, a significant number of companies may decide not to pursue technology initiatives, which could decrease demand for our services and have a material adverse effect on our business, financial condition and results of operations.

     We may be unable to achieve anticipated benefits from acquisitions and joint ventures

      During the last three years, we have completed four acquisitions and entered into one joint venture. The anticipated benefits from these and potential future acquisitions and joint ventures may not be achieved. For example, when we acquire a company, we cannot be certain that clients of the acquired business will continue to do business with us or that employees of the acquired business will continue their employment or become well integrated into our operations and culture. The identification, consummation and integration of acquisitions and joint ventures require substantial attention from management. The diversion of management’s attention, as well as any difficulties encountered in the integration process, could have an adverse impact on our business, financial condition and results of operations.

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

     We are dependent on our key employees

      Our success will depend in large part upon the continued services of a number of key employees, including Messrs. Greenberg and Moore. Our employment arrangements with Messrs. Greenberg and Moore and with our other key personnel provide that employment is terminable at will by either party. The loss of the services of either of Messrs. Greenberg or Moore, or of the services of one or more of our other key employees, could have a material adverse effect on our business, financial condition and results of operations. In addition, if one or more of our key employees resign from Sapient to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations. Further, in the event of the loss of any key employees, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures by such employees. Although we require our employees to sign agreements requiring them to keep company information confidential and prohibiting them from joining a competitor, forming a competing company or soliciting our clients or employees for certain periods of time, we cannot be certain that these agreements will be effective in preventing our key employees from engaging in such actions or that these agreements will be substantially enforced by courts or other adjudicative entities. Furthermore, for those employees whom we involuntarily terminated in connection with our restructurings in March 2001, July 2001, February 2002 and June 2002, we have waived the non-competition clause of their agreements in exchange for other releases by these former employees. We granted these waivers only in connection with the restructuring actions, and our general practice is not to waive the non-competition obligations of other departing employees.

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

     Membership on our Board of Directors is evenly split between independent and affiliated directors

      Three of the six directors on our Board of Directors are independent directors. The remaining three directors are affiliated with the Company as officers or former officers. A Nasdaq proposal currently before the SEC would require that a majority of board members be independent. The Company intends to comply with this requirement if adopted.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments. At June 30, 2002, our exposure to market risk relates primarily to changes in interest rates on our investment portfolio. Our short-term investments consist primarily of fixed income securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material adverse impact on the fair value of our investment portfolio.

PART II

OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

      At the Company’s Annual Meeting of Stockholders held on June 6, 2002, the following proposals were adopted by the votes specified below:

(i) The election of two Class III Directors (R. Stephen Cheheyl and John W. Snow) to serve until the 2005 Annual Meeting of Stockholders. Mr. Cheheyl received a total of 121,508,344 shares of common stock voting in favor, with 1,428,074 withheld from the vote. Mr. Snow received a total of 121,508,344 shares of common stock voting in favor, with 1,428,074 withheld from the vote.

(ii) The approval of the Company’s 2002 Employee Stock Purchase Plan and the reservation of 2,700,000 shares of common stock for issuance thereunder. A total of 116,356,544 shares of common stock were voted in favor of this proposal, 3,747,521 shares were voted against this proposal and 2,831,950 shares abstained from voting.

      The directors whose terms in office continued after the meeting were Darius W. Gaskius, Jr., Jerry A. Greenberg, J. Stuart Moore and Bruce D. Parker.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

      None.

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAPIENT CORPORATION

Date: August 14, 2002	By: /s/ JERRY A. GREENBERG Jerry A. Greenberg Co-Chief Executive Officer Co-Chairman of the Board

Date: August 14, 2002	By: /s/ SUSAN D. JOHNSON Susan D. Johnson Chief Financial Officer

CERTIFICATION

      Each of the undersigned hereby certifies that the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Date: August 14, 2002	/s/ JERRY A. GREENBERG --------------------------------------------------- Jerry A. Greenberg Co-Chief Executive Officer Co-Chairman of the Board

Date: August 14, 2002	/s/ J. STUART MOORE --------------------------------------------------- J. Stuart Moore Co-Chief Executive Officer Co-Chairman of the Board

Date: August 14, 2002	/s/ SUSAN D. JOHNSON --------------------------------------------------- Susan D. Johnson Chief Financial Officer