Form 10-Q
period 2002-09-30
SAPIENT CORP
filed 2002-11-15
CIK 1008817

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No

      As of November 11, 2002, there were 122,078,000 shares of Common Stock, $.01 par value, outstanding.

SAPIENT CORPORATION

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

SAPIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(In thousands,
	except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,759	$109,744
Short-term investments	116,484	134,793
Restricted cash	5,312	—
Accounts receivable, less allowance for doubtful accounts of $2,480 and $3,220, respectively	29,051	37,036
Unbilled revenues on contracts	11,439	11,289
Income tax receivable	1,246	13,562
Prepaid expenses and other current assets	9,307	5,656

Total current assets	241,598	312,080
Property and equipment, net	32,351	41,466
Intangible assets, net	1,984	11,349
Goodwill	—	101,795
Other assets	9,108	8,180

Total assets	$285,041	$474,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,998	$5,668
Accrued expenses	15,764	13,194
Accrued restructuring costs, current portion	29,978	17,829
Accrued compensation	6,026	7,199
Accrued income taxes payable	411	907
Deferred revenues on contracts	3,981	9,465

Total current liabilities	61,158	54,262
Accrued restructuring costs, net of current portion	42,544	35,511
Other long term liabilities	3,844	3,883

Total liabilities	107,546	93,656

Minority interest in consolidated subsidiary	102	444

Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 authorized and none issued and outstanding at September 30, 2002 and December 31, 2001	—	—
Common stock, par value $.01 per share, voting, 200,000,000 shares authorized, 127,399,022 and 126,424,050 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	1,220	1,262
Additional paid-in capital	471,590	468,447
Treasury stock, 5,321,022 and 110,000 shares at September 30, 2002 and December 31, 2001, respectively	(5,630)	(421)
Deferred compensation	(5,467)	(8,443)
Accumulated other comprehensive loss	(1,186)	(1,478)
Accumulated deficit	(283,134)	(78,597)

Total stockholders’ equity	177,393	380,770

Total liabilities and stockholders’ equity	$285,041	$474,870

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands, except per share amounts)
	(Unaudited)
Revenues:
Service revenues	$43,600	$69,980	$134,103	$266,407
Reimbursable expenses	1,893	4,471	6,621	16,333

Total gross revenues	45,493	74,451	140,724	282,740

Operating expenses:
Project personnel costs, before reimbursable expenses (exclusive of stock-based compensation of $1,288 and $2,469 for the three and nine months ended September 30, 2002, respectively, and $762 and $2,809 for the three and nine months ended September 30, 2001, respectively)	32,180	51,510	108,188	189,497
Reimbursable expenses	1,893	4,471	6,621	16,333

Total project personnel costs	34,073	55,981	114,809	205,830
Selling and marketing costs (exclusive of stock-based compensation of $59 and $177 for the three and nine months ended September 30, 2002, respectively, and $61 and $199 for the three and nine months ended September 30, 2001, respectively)	6,535	5,948	20,439	21,841
General and administrative costs (exclusive of stock-based compensation of $11 and $51 for the three and nine months ended September 30, 2002, respectively, and $116 and $741 for the three and nine months ended September 30, 2001, respectively)	18,255	29,352	64,962	103,611
Restructuring and other related charges (credits)	(3,607)	42,608	54,906	93,420
Impairment of goodwill and intangible assets	—	—	107,430	—
Amortization of intangible assets	598	7,504	3,730	20,690
Stock-based compensation	1,358	939	2,697	3,749

Total operating expenses	57,212	142,332	368,973	449,141

Loss from operations	(11,719)	(67,881)	(228,249)	(166,401)
Gain on equity investment change in interest	—	—	1,755	1,407
Other expense	(246)	(131)	(242)	(4,827)
Interest income	977	2,315	3,397	8,011

Loss before income taxes, net equity income (loss) from investees and minority interest	(10,988)	(65,697)	(223,339)	(161,810)
Income tax provision (benefit)	174	29,030	(18,833)	(1,726)

Loss before net equity income (loss) from investees and minority interest	(11,162)	(94,727)	(204,506)	(160,084)
Net equity income (loss) from investees	162	(113)	(373)	(464)
Minority interest in consolidated subsidiary	163	189	342	274

Net loss	$(10,837)	$(94,651)	$(204,537)	$(160,274)

Basic net loss per share	$(0.09)	$(0.76)	$(1.62)	$(1.30)

Diluted net loss per share	$(0.09)	$(0.76)	$(1.62)	$(1.30)

Weighted average common shares	124,614	125,346	125,960	123,541
Weighted average dilutive common share equivalents	—	—	—	—

Weighted average common shares and dilutive common share equivalents	124,614	125,346	125,960	123,541

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2002	2001

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(204,537)	$(160,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss recognized on write-down of investments	271	4,827
Realized gain on short-term investments	(29)	—
Gain on equity investment change in interest	(1,755)	(1,407)
Depreciation and amortization	10,676	14,192
Amortization of intangible assets	3,730	20,690
Impairment of goodwill and intangible assets	107,430	—
Deferred income taxes	—	7,716
Stock-based compensation	2,697	3,749
Equity received for services rendered	—	(156)
Non-cash restructuring charges	5,754	18,707
Net equity loss from investees	373	464
Minority interest in net loss of consolidated subsidiary	(342)	(274)
Changes in assets and liabilities:
Increase in restricted cash	(5,312)	—
Decrease in accounts receivable	6,885	18,728
Increase in unbilled revenues on contracts	(150)	(1,526)
(Increase) decrease in prepaid expenses and other current assets	(3,651)	2,546
Decrease (increase) in other assets	128	(244)
(Decrease) increase in accounts payable	(670)	5,476
Increase in accrued expenses	2,570	2,976
Increase in accrued restructuring costs	17,235	41,451
Decrease in accrued compensation	(1,173)	(16,236)
Decrease (increase) in income tax receivable, net	11,820	(3,043)
Decrease in deferred revenues on contracts	(4,384)	(5,168)
Decrease in other long term liabilities	(682)	(1,034)

Net cash used in operating activities	(53,116)	(47,840)

Cash flows from investing activities:
Purchase of property and equipment	(5,389)	(13,178)
Investments in and advances to affiliates	—	(962)
Long term investments	55	(56)
Maturities (purchases) of short-term investments, net	18,090	(18,883)

Net cash provided by (used in) investing activities	12,756	(33,079)

Cash flows from financing activities:
Proceeds from stock option and purchase plans	3,380	17,178
Repurchases of common stock	(5,209)	(145)

Net cash (used in) provided by financing activities	(1,829)	17,033

Effect of exchange rate changes on cash	1,204	(480)
Decrease in cash and cash equivalents	(40,985)	(64,366)
Cash and cash equivalents, at beginning of period	109,744	97,583

Cash and cash equivalents, at end of period	$68,759	$33,217

Schedule of non-cash operating activities:
Tax benefit of disqualifying dispositions of stock options	$—	$19,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

      The market for advanced technology consulting services expanded dramatically during 1999 and most of 2000, but declined significantly in 2001 and to date in 2002. As a result of this decrease in demand, the Company’s service revenues for the nine months ended September 30, 2002 decreased 50% from its service revenues for the nine months ended September 30, 2001, and the Company’s net loss increased from $160.3 million for the nine months ended September 30, 2001 to $204.5 million for the nine months ended September 30, 2002. Also, as a result of the losses incurred, the Company reduced its work force and office space in cities throughout the United States in March 2001, July 2001, February 2002 and June 2002. The Company also closed its Australia office in 2001 and is in the process of discontinuing its operations in Tokyo. This process is expected to be completed by December 31, 2002. The Company’s cash flows from operations for the nine months ended September 30, 2002 resulted in a use of cash of $53.1 million. The Company’s cash, cash equivalents and short-term investments at September 30, 2002 were $190.6 million. The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to meet its working capital, capital expenditure, restructuring and stock repurchase program requirements for at least the next 18 months.

      Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation.

      Unless the context requires otherwise, references in this Quarterly Report to “Sapient,” “the Company,” “we,” “us” or “our” refer to Sapient Corporation and its consolidated subsidiaries.

(2) Net Loss Per Share

      The following information presents the Company’s computation of basic and diluted net loss per share for the periods presented in the consolidated statements of operations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(10,837)	$(94,651)	$(204,537)	$(160,274)
Basic net loss per share:
Weighted average common shares outstanding	124,614	125,346	125,960	123,541
Basic net loss per share	$(0.09)	$(0.76)	$(1.62)	$(1.30)

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Diluted net loss per share:
Weighted average common shares outstanding	124,614	125,346	125,960	123,541
Dilutive stock options	—	—	—	—

Shares used in computing per share amount	124,614	125,346	125,960	123,541

Diluted net loss per share	$(0.09)	$(0.76)	$(1.62)	$(1.30)

      Options to purchase approximately 25.6 million and 23.5 million shares of common stock were outstanding during the three and nine months ended September 30, 2002, respectively, and options to purchase approximately 24.5 million and 22.0 million shares of common stock were outstanding during the three and nine months ended September 30, 2001, respectively, but were not included in the computation of diluted net loss per share because the Company recorded a net loss for all periods.

(3) Reimbursable Expenses

      In November 2001, the Emerging Issues Task Force (EITF) issued Issue No. 01-14 regarding “Income Statement Characterization of Reimbursements Received for “Out-Of-Pocket” Expenses Incurred.” This pronouncement requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the Company’s statement of operations. The Company incurs incidental expenses in the delivery of services to its clients that are commonly referred to as “out-of-pocket” expenses. These expenses include, but are not limited to, travel and related charges. Accordingly, the Company adjusted revenue for all periods reported to include the reimbursable expenses billed to clients. Previously, these expense reimbursements were classified as a reduction of project personnel costs. This change in classification had no effect on current or previously reported net loss or net loss per share.

(4) Comprehensive Loss

      Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting comprehensive income (loss). Comprehensive loss includes net loss as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net loss but rather are reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on investments as components of comprehensive loss. Comprehensive loss was $(10.6) million and $(94.0) million for the three months ended September 30, 2002 and 2001, respectively, and $(204.2) million and $(160.1) million for the nine months ended September 30, 2002 and 2001, respectively.

(5) Contingent Liabilities

      The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various pending or threatened legal claims and administrative audits which have arisen in the ordinary course of its business. The Company settled certain of these items during the three months ended September 30, 2002, and accordingly, has a remaining accrual at September 30, 2002 of approximately $1.7 million related to those items that remain outstanding. The ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than amounts previously accrued by the Company.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Restructuring and Other Related Charges

      As a result of the decline in the demand for advanced technology consulting services that began in the second half of 2000, the Company implemented restructurings of its workforce and operations in March 2001, July 2001, February 2002 and June 2002. For the three months ended September 30, 2002, the Company recorded a $3.6 million restructuring credit for charges recorded in prior quarters. The credit is the result of savings in outplacement services and facility costs, net of restructuring charges for workforce reductions and facility charges in connection primarily with the closure of the Company’s Tokyo office, which is expected to be completed in December 2002. The restructuring charge for the Tokyo office closure is expected to result in the termination of approximately 33 employees in total, all of whom remained employed by the Company as of September 30, 2002, and whom the Company expects to terminate in the fourth quarter of 2002 and the first quarter of 2003 upon completion of project assignments and the closure of Tokyo operations. The total reduction of office space will be approximately 8,600 square feet, which is expected to be vacated in the fourth quarter of 2002.

      In connection with the restructuring plan implemented in June 2002, the Company recorded restructuring and other related charges of $9.8 million, consisting of $3.1 million for workforce reductions, $6.2 million for consolidation of facilities and $0.5 million for the write-down of other depreciable assets during the three months ended June 30, 2002. The June 2002 restructuring is expected to result in the termination of approximately 106 employees in total, of whom 5 remained employed by the Company as of September 30, 2002, and whom the Company expects to terminate in the fourth quarter of 2002 upon completion of project assignments. 76% of the terminated employees are project personnel, 4% are selling and marketing personnel and 20% are general and administrative personnel. The June 2002 restructuring plan also included further consolidation of office space, which included the closing of the Company’s Houston and Denver offices. Estimated costs for the reduction in physical office space is composed of contractual rental commitments for office space being vacated and related costs, brokerage and related costs to sublet the office space, in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total reduction of office space was approximately 52,000 square feet, all of which was vacated as of September 30, 2002.

      In connection with the restructuring plan announced in February 2002, the Company recorded restructuring and other related charges of $48.7 million, consisting of $12.9 million for workforce reductions, $35.0 million for consolidation of facilities and $0.8 million for the write-down of other depreciable assets during the three months ended March 31, 2002. The Company reduced its headcount by a total of approximately 415 project personnel. Significant actions were also taken to streamline internal operations, including reductions in physical space and the reduction of approximately 130 selling and marketing and general and administrative employees. In total, the February 2002 restructuring plan resulted in the termination of approximately 545 employees, none of whom remained employed by the Company as of September 30, 2002. 76% of the terminated employees were project personnel, 3% were selling and marketing personnel and 21% were general and administrative personnel. Estimated costs for the reduction in physical office space is composed of contractual rental commitments for office space being vacated and related costs, brokerage and related costs to sublet the office space, in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total reduction of office space was approximately 291,000 square feet, all of which was vacated as of September 30, 2002.

      In connection with the restructuring plans announced in March 2001 and July 2001, the Company recorded restructuring and other related charges of $100.6 million during 2001. The restructuring plans resulted in the termination of approximately 1,251 employees. The restructuring plans also included closing the Sydney, Australia office and consolidating office space in other cities where the Company had multiple office locations. Estimated costs for the consolidation of facilities is composed of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space,

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 639,000 square feet.

      These restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. The consolidation of facilities required the Company to make estimates, which included contractual rental commitments or lease buy-outs for office space being vacated and related costs, in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The Company’s sub-lease assumptions include anticipated rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the future resulting in additional adjustments and the effect could be material.

      Charges for restructuring and other related activities as of, and for, the nine months ended September 30, 2002 were as follows (in thousands):

						Utilized
	Balance	Additional	Additional	Additional	Adjust-			Balance
	12/31/01	Charge-Q1	Charge-Q2	Charge-Q3	ments	Non-Cash	Cash	9/30/02

Workforce	$1,635	$12,967	$3,100	$697	$(706)	$—	$(16,553)	$1,140
Facilities	51,705	34,981	6,153	820	(4,418)	(2,495)	(15,364)	71,382
Depreciable assets	—	787	525	—	—	(1,312)	—	—

	$53,340	$48,735	$9,778	$1,517	$(5,124)	$(3,807)	$(31,917)	$72,522

Current accrued restructuring costs								29,978

Non-current accrued restructuring costs								$42,544

(7) Gain on Equity Investment Change in Interest

      During the three months ended June 30, 2002, the Company’s equity ownership percentage in Dream Incubator, Inc. (DI) was diluted from approximately 17% to approximately 15.7% as a result of a public offering of its common stock by DI. The Company’s equity ownership percentage in DI was previously diluted from approximately 19% to approximately 17% during the three months ended March 31, 2001. In both periods, the dilution was due to the sale by DI of shares to new investors which occurred at a higher share price than the Company previously paid. The Company recorded gains of $1.8 million and $1.4 million for the nine months ended September 30, 2002 and 2001, respectively, as a result of the change in equity interest.

(8) Other Expense

      For the three months ended September 30, 2002 and 2001, the Company recorded $246,000 and $131,000, respectively, in charges to write down certain investments to their current fair value, because the decline in the value of these investments was considered to be other than temporary. These charges were $271,000 and $4.8 million for the nine months ended September 30, 2002 and 2001, respectively.

(9) Income Taxes

      The Company has deferred tax assets which have arisen primarily as a result of operating losses incurred in 2001 and the first nine months of 2002, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result of operating losses incurred in 2001 and uncertainty as to the extent and timing of profitability in future periods, the Company recorded a full valuation allowance of $16.2 million during the three months ended September 30, 2001. Due to continued operating losses in the remainder of 2001, the valuation allowance totaled $72.6 million for the year ended December 31, 2001. As a result of continued operating losses for the nine months ended September 30, 2002, the Company recorded additional valuation allowances of $3.9 million and $32.0 million for the three and nine months ended September 30, 2002, respectively, resulting in a full valuation allowance of approximately $104.6 million on its deferred tax assets as of September 30, 2002. The Company recorded a net income tax benefit of $18.8 million for the nine months ended September 30, 2002, of which $17.2 million relates to the enactment of “The Job Creation and Worker Assistance Act of 2002” enacted March 9, 2002, which allows the Company to carry back its tax net operating loss for U.S. federal purposes for an additional three years to 1996. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

(10) Related Party Transactions

      During the three months ended September 30, 2001, the Company recognized approximately $216,000 in net revenues from consulting services provided to Sapient S.p.A., the Company’s 50% owned joint venture, and $204,000 and $1.4 million during the nine months ended September 30, 2002 and 2001, respectively. In addition to recognizing revenue for services provided to Sapient S.p.A., the Company reduced its general and administrative expenses by approximately $117,000 for start-up and administrative services billed to the joint venture for the three months ended September 30, 2001 and $108,000 and $254,000 for the nine months ended September 30, 2002 and 2001, respectively. No amounts were recognized as revenue or reductions to general and administrative expenses for the three months ended September 30, 2002. The Company had receivables due from this entity of approximately $434,000 at December 31, 2001. The Company had no net receivables due from this entity at September 30, 2002.

      During the three months ended September 30, 2002 and 2001, the Company incurred costs of zero and $10,000, respectively, for start-up and administrative services provided by DI to the Company’s Japanese subsidiary, Sapient KK, and $9,000 and $305,000 during the nine months ended September 30, 2002 and 2001, respectively. The Company had accrued expenses due to this entity of approximately $1,500 at December 31, 2001. The Company did not have an outstanding liability due to this entity at September 30, 2002.

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

(11) Segment Information

      The Company is engaged in business activities which involve the provision of business and technology consulting services, primarily on a fixed-price basis. Through December 31, 2001, the Company operated in one operating segment. Effective January 1, 2002, the Company has discrete financial data by operating

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segments available based on the Company’s new method of internal reporting, which disaggregates its operations on a business unit basis for its United States operations and on a geographic basis for its international operations. Operating segments are defined as components of the Company concerning which separate financial information is available that is evaluated regularly by the chief operating decision maker. Management uses this information to manage resources and evaluate performance. Data was not available for comparative periods prior to January 1, 2002.

      The Company does not allocate certain selling and marketing and general and administrative expenses to its business unit segments in the United States, as these activities are managed separately from the business units. The Company did not allocate the costs associated with the February 2002 and June 2002 restructuring plans across its operating segments, given that the majority of the restructuring costs represent consolidation of facilities and other items that are not specific to individual operating segments. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and therefore the Company has not disclosed asset information for each operating segment. Included in “All Other” is the Company’s Japanese subsidiary. The Company is in the process of discontinuing operations in Tokyo. This process is expected to be completed by December 31, 2002, at which time the results of operations for Tokyo will be reported separately as discontinued operations.

      The tables below present the service revenues and operating income (loss) attributable to these operating segments for the three and nine months ended September 30, 2002 (in thousands).

Three Months Ended	Financial	Public		Automotive/	Consumer/	United		All	Reconciling		Consolidated
September 30, 2002:	Services	Services		Industrial	Transportation	Kingdom	Germany	Other	Items		Totals

Service revenues	$7,718	$6,549		$3,691	$3,464	$8,790	$2,796	$10,592	$—		$43,600
Operating income (loss)	$27 (1)	$(30	)(1)	$1,033 (1)	$190 (1)	$(1,301)	$(821)	$1,429 (1)	$(11,515	)(2)	$(10,988	)(2)

Nine Months Ended	Financial	Public		Automotive/	Consumer/	United		All		Reconciling		Consolidated
September 30, 2002:	Services	Services		Industrial	Transportation	Kingdom	Germany	Other		Items		Totals

Service revenues	$34,170	$15,981		$11,410	$9,491	$26,628	$8,579	$27,844		$—		$134,103
Operating income (loss)	$3,531 (1)	$(3,160	)(1)	$2,262 (1)	$584 (1)	$(2,351)	$(2,644)	$(3,265	)(1)	$(218,296	)(2)	$(223,339	)(2)

(1)	The business unit segment operating income (loss) reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment in the U.S. as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Represents consolidated loss before income taxes, net equity loss from investees and minority interest. Adjustments that are made to the total of the segments’ operating income (loss) in order to arrive at consolidated loss before income taxes include the following:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2002	September 30, 2002

Impairment of goodwill and intangible assets	$—	$107,430
Restructuring and other related charges (credits)	(3,607)	54,906
Amortization of intangible assets	598	3,730
Stock-based compensation	1,358	2,697
Other expense (income)	246	(1,513)
Interest income	(977)	(3,397)
Unallocated expenses	13,897 (3)	54,443 (3)

	$11,515	$218,296

(3)	Includes corporate selling and marketing and general and administrative costs.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12) Geographic Data

      Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated statements of operations and the consolidated balance sheets:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Service revenues:
United States	$28,617	$50,599	$90,849	$209,169
International	14,983	19,381	43,254	57,238

Total service revenues	$43,600	$69,980	$134,103	$266,407

	September 30,	December 31,
	2002	2001

Long-lived assets:
United States	$22,853	$144,290
International	11,482	10,320

Total long-lived assets	$34,335	$154,610

      For the three and nine months ended September 30, 2002, Sapient Limited, the Company’s UK subsidiary, had revenues of $8.8 million and $26.6 million, respectively, or 59% and 62%, respectively, of total international revenues.

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

      As a result of the provisions of SFAS 142, beginning January 1, 2002, the Company ceased amortization of goodwill, which was approximately $101.8 million at that time. The Company has performed an impairment review of its goodwill as of January 1, 2002, under the transitional provisions of SFAS 142. The Company identified its reporting units, allocated assets and liabilities to the reporting units and performed impairment tests on the goodwill associated with each of the reporting units by comparing the reporting units’ book value to their estimated fair value. Assets and liabilities, including goodwill, were allocated to reporting units based on factors such as specific identification, percentage of revenue and headcount. The fair value of the reporting units was estimated considering a market multiple of revenue approach. During the three months ended June 30, 2002, the Company completed the transitional impairment test of goodwill and concluded that no impairment of the goodwill had occurred as of January 1, 2002. By June 30, 2002, the Company’s stock price had declined significantly, at which point the Company’s stock price was trading below its book value. As a result, the Company performed an interim goodwill impairment test as of June 30, 2002. Based on the

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

analysis at June 30, 2002, the carrying amount of all reporting units exceeded their fair values and a goodwill impairment charge of $101.8 million was recognized in the statement of operations, which is reflected under the caption, “Impairment of goodwill and intangible assets,” for the nine months ended September 30, 2002. This charge represented 100% of the goodwill balance at January 1, 2002.

      The following is a summary of net loss and net loss per share for the three and nine months ended September 30, 2002 and 2001, as adjusted to remove the amortization of goodwill (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net loss	$(10,837)	$(94,651)	$(204,537)	$(160,274)
Add back: Goodwill amortization	—	4,724	—	14,242

Adjusted net loss	$(10,837)	$(89,927)	$(204,537)	$(146,032)

Loss per share — basic and diluted:
Reported net loss per share	$(0.09)	$(0.76)	$(1.62)	$(1.30)
Goodwill amortization	—	0.04	—	0.12

Adjusted net loss per share	$(0.09)	$(0.72)	$(1.62)	$(1.18)

      The changes in allocated goodwill for the three and nine months ended September 30, 2002, are as follows:

	Financial	Public	Automotive/	Consumer/	United
	Services	Services	Industrial	Transportation	Kingdom	Germany	All Other	Total

Balance as of January 1, 2002	$25,138	$12,060	$7,140	$339	$11,092	$8,396	$37,630	$101,795
Impairment charges	(25,138)	(12,060)	(7,140)	(339)	(11,092)	(8,396)	(37,630)	(101,795)

Balance as of September 30, 2002.	$—	$—	$—	$—	$—	$—	$—	$—

(14) Intangible Assets

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes FASB Statement No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” SFAS 144 applies to all long-lived assets (including discontinued operations), except goodwill, and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and was adopted by the Company, as required, on January 1, 2002. In accordance with the provisions of SFAS 144, the Company determined that an interim impairment test of its long-lived assets was necessary and should be performed at June 30, 2002 due to the significant decline in the Company’s market value. Utilizing the lowest level of identifiable cash flows for each long-lived asset group, the Company determined that the expected undiscounted cash flows related to its long-lived asset groups would not recover the carrying value of the assets over their remaining useful lives. Accordingly, the Company compared the carrying amounts of its long-lived assets to their estimated fair values. Fair values were estimated using methods such as estimated replacement cost and relief from royalty. Based on the analysis at

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2002, the fair values of certain intangible assets were below their carrying values and an impairment charge of $5.6 million was recognized in the statement of operations, which is reflected under the caption, “Impairment of goodwill and intangible assets,” for the nine months ended September 30, 2002.

      The following is a summary of intangible assets as of September 30, 2002 and December 31, 2001 (in thousands):

	September 30, 2002

	Gross Carrying	Accumulated	Impairment	Net Book
	Amount	Amortization	Charge	Value

Amortizable intangible assets
Marketing assets and customer lists	$4,100	$(2,431)	$(1,519)	$150
Employment agreements	1,000	(694)	—	306
Developed technology	16,160	(10,516)	(4,116)	1,528

Total	$21,260	$(13,641)	$(5,635)	$1,984

	December 31, 2001

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Amortizable intangible assets
Marketing assets and customer lists	$4,100	$(2,109)	$1,991
Employment agreements	1,000	(444)	556
Developed technology	16,160	(7,358)	8,802

Total	$21,260	$(9,911)	$11,349

      Amortization expense related to the intangible assets was $598,000 and $2.8 million for the three months ended September 30, 2002 and 2001, respectively, and $3.7 million and $6.5 million for the nine months ended September 30, 2002 and 2001, respectively. Estimated amortization expense related to intangible assets is $598,000 for the three months ended December 31, 2002 and $1.4 million for the year ended December 31, 2003. The current balance of amortizable intangible assets will be fully amortized in 2003.

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

(16) Subsequent Event

      On October 23, 2002, the Company granted 324,500 shares of restricted common stock to senior executive officers of the Company. These shares will vest ratably over a period of four years.

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

      The market for advanced technology consulting services, including our services, has declined significantly since the second half of 2000. As a result of this decrease in demand, our service revenues for the nine months ended September 30, 2002 decreased 50% from our service revenues for the nine months ended September 30, 2001, and our net loss increased from $160.3 million for the nine months ended September 30, 2001 to $204.5 million for the nine months ended September 30, 2002. Also, as a result of the losses incurred, we reduced our work force and office space in cities throughout the United States in March 2001, July 2001, February 2002 and June 2002. We also closed our Australia office in 2001 and we are in the process of discontinuing our operations in Tokyo. This process is expected to be completed by December 31, 2002. Our cash flows from operations for the nine months ended September 30, 2002 resulted in a use of cash of $53.1 million. Our cash, cash equivalents and short-term investments at September 30, 2002 were $190.6 million. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital, capital expenditure, restructuring and stock repurchase program requirements for at least the next 18 months.

      We have, however, begun to see some stabilization in the demand for our services. Our service revenues for the three months ended September 30, 2002 increased 8% from the three months ended June 30, 2002. Our annualized service revenues per billable employee were $130,000 for the three months ended September 30, 2002, compared to $111,000 for the three months June 30, 2002, due mainly to an improvement in our utilization rate, from 52% for the three months ended June 30, 2002 to 60% for the three months ended September 30, 2002. Furthermore, we expect service revenues for the three months ended December 31, 2002 to be in the range of $40.0 to $43.0 million, based on our current revenue projections, and we expect to recognize a net loss for the three months ended December 31, 2002. Within our business units, we expect that demand for our services in our Financial Services business unit will decline for the three months ended December 31, 2002 compared to the three months ended September 30, 2002, but that demand for our services in our United Kingdom business unit will increase during this same period. We expect that demand in our other business units for the three months ended December 31, 2002 will not change materially from the levels of demand for the three months ended September 30, 2002.

      Although we believe we are seeing signs of stabilization in our business, the economic outlook is still uncertain. We believe that technology spending by large companies will remain weak over the next several quarters. We cannot predict when the market for technology consulting services will significantly improve. When the market does improve, we cannot predict whether, and to what extent, the demand for our services will increase. Any decline in our service revenues will have a significant impact on our financial results, particularly because a significant portion of our operating costs (such as personnel, rent and depreciation) are fixed in advance of a particular quarter. As a result, despite cost savings realized from our restructuring plans, our costs for project personnel, sales and marketing and general and administrative could continue to increase as a percentage of revenues, thereby affecting our operating results. With respect to personnel, we experienced an increase in our turnover rate in the last fiscal quarter, with voluntary turnover for the three months ended September 30, 2002 substantially increasing on an annualized basis. We expect that voluntary turnover will decrease for the three months ended December 31, 2002.

      Our Global Distributed Delivery (GDD) methodology continues to increase in importance both as a percentage of our projects and as a percentage of our services revenues. We created this proprietary methodology in 2000, which allows us to provide high-quality solutions within accelerated 24-hour delivery timescales, by utilizing India’s highly skilled technology specialists, lower costs and the time differences between India and the countries we serve. We also employ our GDD methodology to provide support and maintenance. For the three months ended September 30, 2002, projects with a GDD component accounted for 44% of our total services revenues, compared to 36% for the three months ended September 30, 2001.

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

•	Revenue Recognition and Allowance for Doubtful Accounts. We recognize all of our revenue from the provision of professional services under written service contracts with our clients. We derive a significant portion of our revenue from fixed-price, fixed-timeframe contracts. Revenue generated from fixed-price contracts, with the exception of support and maintenance contracts, is recognized based on the ratio of labor hours incurred to estimated total labor hours. This method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. Revenue generated from fixed-price support and maintenance contracts is recognized ratably over the contract term. This method is used since the revenues are earned ratably throughout the course of the contract. Our failure to accurately estimate the resources required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price, fixed-timeframe contract was based could have a material adverse effect on our business, financial condition and results of operations. We have been required to commit unanticipated additional resources to complete projects in the past, which has resulted in lower than anticipated profitability or losses on those contracts. We expect that we will experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the process, which could result in a fixed price that turns out to be too low and, therefore, would adversely affect our business, financial condition and results of operations.

Our project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, resulting in revisions to the amount of recognized revenue for a contract.

If we do not accurately estimate the resources required or the scope of work to be performed for a contract or we do not manage the project properly within the planned time period, then we may recognize a loss on the contract. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined.

Revenue from time-and-materials contracts is recognized as services are provided. In some instances during 2001, we provided services to clients in exchange for equity instruments of the client. We measured the fair value of the equity instrument on the date the parties came to a mutual understanding of the terms of the arrangement and a commitment for performance by us to earn the equity instruments is reached, or when the equity is earned, whichever occurred earlier.

We recognize revenue for services only in those situations where collection from the client is probable. Our normal payment terms are 30 days from invoice date. Earnings recognized in excess of the amounts invoiced to clients are classified as unbilled revenues. Amounts invoiced to clients in excess of revenue recognized are classified as deferred revenues. Our project delivery and business unit finance personnel continuously monitor timely payments from our clients and assess any collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection and write-off experience, current trends, credit policy, detailed analysis of specific client situations and percentage of our accounts receivable by aging category. While such credit losses have historically been within our expectations and the allowances we established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

In November 2001, the Emerging Issues Task Force (EITF) issued Issue No. 01-14 regarding “Income Statement Characterization of Reimbursements Received for “Out-Of-Pocket” Expenses Incurred.” This pronouncement requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in our statement of operations. We incur incidental expenses in the delivery of services to our clients that are commonly referred to as “out-of-pocket” expenses. These expenses include, but are not limited to, travel and related charges. Accordingly, we adjusted revenue for all periods reported to include the reimbursable expenses billed to clients. Previously, these expense reimbursements were classified as a reduction of project personnel costs. This change in classification had no effect on current or previously reported net loss or net loss per share.

•	Accounting for Income Taxes. We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses incurred in 2001 and the first nine months of 2002, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2001, and in the first nine months of 2002, and uncertainty as to the extent and timing of profitability in future periods, we have continued to record a full valuation allowance, which was approximately $104.6 million as of September 30, 2002. The decision and amount of the valuation allowance required significant judgment. Had we not recorded this allowance, we would have reported materially different results. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income or reduce net loss in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

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

If such circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. We determined that an interim impairment test of long-lived assets was necessary and should be performed at June 30, 2002 due to the significant decline in our market value. We determined that the expected undiscounted cash flows related to our long-lived asset groups would not recover the carrying value of the assets over their remaining useful lives. Accordingly, we compared the carrying amounts of our long-lived assets to their estimated fair values. Fair values were estimated using methods such as estimated replacement cost and relief from royalty. Based on the analysis at June 30, 2002, the fair values of certain intangible assets were below their carrying values and an impairment charge of $5.6 million was recognized in the statement of operations, which is reflected under the caption “Impairment of goodwill and intangible assets” for the nine months ended September 30, 2002.

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” beginning January 1, 2002, we ceased amortization of goodwill, which was approximately $101.8 million at that time. We identified our reporting units, allocated assets and liabilities to the reporting units and performed impairment tests on the goodwill associated with each of the reporting units by comparing the reporting units’ book value to their estimated fair value. Assets and liabilities, including goodwill, were allocated to reporting units based on factors such as specific identification, percentage of revenue and headcount. The fair value of the reporting units was estimated considering a market multiple of revenue approach. By June 30, 2002, our stock price had declined significantly, at which point our stock price was trading below our book value. As a result, we determined that an interim goodwill impairment test should be performed as of June 30, 2002. Based on the analysis at June 30, 2002, the carrying amount of all reporting units exceeded their fair values and a goodwill impairment charge of $101.8 million was recognized in the statement of operations, which is reflected under the caption “Impairment of goodwill and intangible assets” for the nine months ended September 30, 2002.

The valuation of long-lived assets require significant estimates and assumptions, including cash flow estimates and estimated fair value of reporting units. Our cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. If different estimates or adjustments were used, it is reasonably possible that our analysis would have generated materially different results.

•	Restructuring and Other Related Charges. We established exit plans for each of the restructuring activities which took place in March 2001, July 2001, February 2002 and June 2002 and accounted for these plans in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” These exit plans required that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. We specifically identified all employees that were to be terminated and notified them on the date that the action was announced to the public. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space being vacated and related costs, in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. We review on a regular basis our sub-lease assumptions. These estimates include anticipated rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. We changed our original estimates in 2001 due to changing real estate markets, which resulted in net additional restructuring charges. For the three months ended September 30, 2002, we recognized a restructuring credit, which primarily related to savings in outplacement services and facility costs. If the rental markets continue to change, our sub-lease assumptions and space requirements may not be accurate and it is possible that changes in these estimates could materially affect our financial condition and results of operations.

We recorded a restructuring charge during the three months ended March 31, 2002 of approximately $48.7 million, which consisted of severance and related expenses from the reduction in our workforce, and other costs related to office space consolidations. This restructuring plan resulted in the termination of approximately 545 employees; 76% of the terminated employees were project personnel, 3% were selling and marketing personnel and 21% were general and administrative personnel. All of these employees have been terminated as of September 30, 2002.

We also recorded a restructuring charge during the three months ended June 30, 2002 of approximately $9.8 million, which consisted of severance and related expenses from the reduction in our workforce, and other costs related to office space consolidations. This restructuring plan will result in the termination of approximately 106 employees; 76% of the terminated employees are project personnel, 4% are selling and marketing personnel and 20% are general and administrative personnel. 101 of these employees have been terminated as of September 30, 2002, and we expect to terminate the remaining 5 people in the fourth quarter of 2002.

•	Contingent Liabilities. We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various pending or threatened legal claims and administrative audits which have arisen in the ordinary course of our business. We settled certain of these items during the three months ended September 30, 2002, and accordingly, have a remaining accrual at September 30, 2002 of approximately $1.7 million related to those items that remain outstanding. The ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than amounts previously accrued by us.

Results of Operations

      The following table sets forth the percentage of revenues of items included in our consolidated statements of operations:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Service revenues	100%	100%	100%	100%
Reimbursable expenses	4	6	5	6

Total gross revenues	104	106	105	106

Operating expenses:
Project personnel costs, before reimbursable expenses	74	74	81	71
Reimbursable expenses	4	6	5	6

Total project personnel costs	78	80	86	77
Selling and marketing costs	15	8	15	8
General and administrative costs	42	42	48	39
Restructuring and other related charges (credits)	(8)	61	41	35
Impairment of goodwill and intangible assets	—	—	80	—
Amortization of intangible assets	1	11	3	8
Stock-based compensation	3	1	2	1

Total operating expenses	131	203	275	168

Loss from operations	(27)	(97)	(170)	(62)
Gain on equity investment change in interest	—	—	1	—
Other income (expense)	—	—	—	(2)
Interest income	2	3	2	3

Loss before income taxes, net equity loss from investees and minority interest	(25)	(94)	(167)	(61)
Income tax provision (benefit)	—	41	(14)	(1)

Loss before net equity loss from investees and minority interest	(25)	(135)	(153)	(60)
Net equity loss from investees	—	—	—	—
Minority interest	—	—	—	—

Net loss	(25)%	(135)%	(153)%	(60)%

Service Revenues

      Service revenues for the three months ended September 30, 2002 decreased 38% from service revenues for the three months ended September 30, 2001. For the nine months ended September 30, 2002, service revenues decreased 50% from the comparable period of the prior year. The decrease in service revenues was primarily due to a decline in the demand for advanced technology consulting services, including our services, in the United States. Our service revenues for the three months ended September 30, 2002 increased 8% sequentially from our service revenues for the three months ended June 30, 2002. We expect service revenues for the three months ended December 31, 2002 to be in the range of $40.0 to $43.0 million, based on our current revenue projections. The percentage of our revenue attributable to support and maintenance projects is also increasing, growing to 7% of our total services revenues for the three months ended September 30, 2002 from 3% for the three months ended September 30, 2001.

      For the three months ended September 30, 2002, our five largest clients accounted for approximately 24% of our service revenues in the aggregate, compared to 25% of service revenues for the three months ended September 30, 2001. For the nine months ended September 30, 2002, our five largest clients accounted for approximately 21% of our service revenues in the aggregate, compared to 25% of service revenues for the nine months ended September 30, 2001. During the three months and nine months ended September 30, 2002 and 2001, no client accounted for more than 10% of revenues.

Project Personnel Costs, Before Reimbursable Expenses

      Project personnel costs, before reimbursable expenses, consist principally of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client and represent the most significant expense we incur in providing our services. Project personnel costs, before reimbursable expenses, remained the same as a percentage of revenues at 74% for the three months ended September 30, 2002 and 2001 and increased as a percentage of revenue to 81% for the nine months ended September 30, 2002, from 71% for the nine months ended September 30, 2001. This percentage increase was due to a decrease in billable utilization to 54% for the nine months ended September 30, 2002, from 56% for the nine months ended September 30, 2001, and our lower revenue base. For the three months ended September 30, 2002 and 2001, billable utilization was 60%. The absolute decrease in project personnel costs for the three and nine months ended September 30, 2002 was primarily due to a decrease in the number of project personnel from 1,807 at September 30, 2001 to 1,248 at September 30, 2002.

Selling and Marketing Costs

      Selling and marketing costs consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional costs. Selling and marketing costs increased as a percentage of revenues to 15% for the three and nine months ended September 30, 2002, from 8% for the three and nine months ended September 30, 2001. This percentage increase was primarily due to the decline in our revenue base. The absolute decrease in selling and marketing costs for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 was primarily due to a decrease in the number of selling and marketing personnel from 95 at September 30, 2001 to 74 at September 30, 2002.

General and Administrative Costs

      General and administrative costs relate principally to salaries and employee benefits associated with our management, information technology, finance, recruiting, training and administrative groups, depreciation and occupancy expenses. General and administrative costs remained the same as a percentage of revenues at 42% for the three months ended September 30, 2002 and 2001 and increased as a percentage of revenues to 48% for the nine months ended September 30, 2002, from 39% for the nine months ended September 30, 2001. This percentage increase was due primarily to fixed personnel, rent and depreciation costs incurred in anticipation of expected revenue stabilization or growth, which did not materialize, and the decline in our revenue base. The absolute decrease in general and administrative costs for the three and nine months ended September 30, 2002 was primarily due to a decrease in the number of general and administrative personnel, occupancy costs, and depreciation costs related to our restructuring actions. General and administrative personnel decreased from 462 at September 30, 2001 to 288 at September 30, 2002. Our total headcount decreased from 2,364 at September 30, 2001 to 1,610 at September 30, 2002. Total occupancy at September 30, 2002 was approximately 388,000 square feet, compared to approximately 608,000 square feet at September 30, 2001.

Restructuring and Other Related Charges

      As a result of the decline in the demand for advanced technology consulting services that began in the second half of 2000, we implemented restructurings of our workforce and operations in March 2001, July 2001, February 2002 and June 2002. For the three months ended September 30, 2002, we recorded a $3.6 million restructuring credit for charges recorded in prior quarters. The credit is the result of savings in outplacement services and facility costs, net of restructuring charges for workforce reductions and facility charges in connection primarily with the closure of our Tokyo office expected to be completed in December 2002. The restructuring charge for the Tokyo office closure is expected to result in the termination of approximately 33 employees in total, all of whom remained employed by us as of September 30, 2002, and whom we expect to terminate in the fourth quarter of 2002 and the first quarter of 2003 upon completion of project assignments and closure of Tokyo operations. The total reduction of office space will be approximately 8,600 square feet, which is expected to be vacated in the fourth quarter of 2002.

      In connection with the restructuring plan implemented in June 2002, we recorded restructuring and other related charges of $9.8 million, consisting of $3.1 million for workforce reductions, $6.2 million for consolidation of facilities and $0.5 million for the write-down of other depreciable assets during the three months ended June 30, 2002. The June 2002 restructuring is expected to result in the termination of approximately 106 employees in total, of whom 5 remained employed by us as of September 30, 2002, and whom we expect to terminate in the fourth quarter of 2002 upon completion of project assignments. 76% of the terminated employees are project personnel, 4% are selling and marketing personnel and 20% are general and administrative personnel. The June 2002 restructuring plan also included further consolidation of office space, which included the closing of our Houston and Denver offices. Estimated costs for the reduction in physical office space is composed of contractual rental commitments for office space being vacated and related costs, brokerage and related costs to sublet the office space, in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total reduction of office space will be approximately 52,000 square feet, all of which was vacated as of September 30, 2002. We estimate future cost savings of approximately $3.0 million per quarter upon full implementation of the plan, of which approximately 65% relates to project personnel costs, 3% relates to selling and marketing costs and 32% relates to general and administrative costs, including facilities and depreciation.

      In connection with the restructuring plan announced in February 2002, we recorded restructuring and other related charges of $48.7 million, consisting of $12.9 million for workforce reductions, $35.0 million for consolidation of facilities and $0.8 million for the write-down of other depreciable assets during the three months ended March 31, 2002. We reduced our headcount by a total of approximately 415 project personnel. Significant actions were also taken to streamline internal operations, including reductions in physical space and the reduction of approximately 130 selling and marketing and general and administrative employees. In total, the February 2002 restructuring plan resulted in the termination of approximately 545 employees, none of whom remained employed by us as of September 30, 2002. 76% of the terminated employees were project personnel, 3% were selling and marketing personnel and 21% were general and administrative personnel. Estimated costs for the reduction in physical office space is composed of contractual rental commitments for office space being vacated and related costs, brokerage and related costs to sublet the office space, in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total reduction of office space was approximately 291,000 square feet, all of which was vacated as of September 30, 2002. We realized cost savings from the February 2002 restructuring actions of approximately $33.4 million for the nine months ended September 30, 2002, and we estimate future cost savings of approximately $14.7 million per quarter, of which approximately 62% relates to project personnel costs, 2% relates to selling and marketing costs and 36% relates to general and administrative costs, including facilities and depreciation.

      In connection with the restructuring plans announced in March 2001 and July 2001, we recorded restructuring and other related charges of $100.6 million during 2001. The restructuring plans resulted in the termination of approximately 1,251 employees. The restructuring plans also included closing the Sydney, Australia office and consolidating office space in other cities where we had multiple office locations. Estimated costs for the consolidation of facilities is composed of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space, in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 639,000 square feet.

      These restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the future resulting in additional adjustments and the effect could be material.

      Charges for restructuring and other related activities as of, and for the nine months ended September 30, 2002 were as follows (in thousands):

						Utilized
	Balance	Additional	Additional	Additional	Adjust-			Balance
	12/31/01	Charge-Q1	Charge-Q2	Charge-Q3	ments	Non-Cash	Cash	9/30/02

Workforce	$1,635	$12,967	$3,100	$697	$(706)	$—	$(16,553)	$1,140
Facilities	51,705	34,981	6,153	820	(4,418)	(2,495)	(15,364)	71,382
Depreciable assets	—	787	525	—	—	(1,312)	—	—

	$53,340	$48,735	$9,778	$1,517	$(5,124)	$(3,807)	$(31,917)	$72,522

Current accrued restructuring costs								29,978

Non-current accrued restructuring costs								$42,544

Amortization and Impairment of Intangible Assets

      For the three and nine months ended September 30, 2002, amortization of intangible assets consists primarily of amortization of marketing assets, customer lists and developed technology resulting from our acquisitions. The decrease in amortization of intangible assets for the three and nine months ended September 30, 2002 relative to the comparable periods from the prior year was primarily related to the cessation of amortization of goodwill as of January 1, 2002, in accordance with SFAS No. 142, “Goodwill and other Intangible Assets.” We recorded approximately $4.7 million and $14.2 million of amortization of goodwill for the three and nine months ended September 30, 2001, respectively. We performed an impairment review of our goodwill as of January 1, 2002, under the transitional provisions of SFAS 142. We identified our reporting units, allocated assets and liabilities to the reporting units and performed impairment tests on the net goodwill associated with each of the reporting units by comparing the reporting units’ book value to their estimated fair value. Assets and liabilities, including goodwill, were allocated to reporting units based on factors such as specific identification, percentage of revenue and headcount. The fair value of the reporting units was estimated considering a market multiple of revenue approach. During the three months ended June 30, 2002, we completed the transitional impairment test of goodwill as of January 1, 2002, concluding that no impairment of the goodwill had occurred at that date. Our stock price had declined significantly in the three months ended June 30, 2002, at which point our stock price was trading below our book value. As a result, we performed an interim goodwill impairment test as of June 30, 2002. Based on our analysis at June 30, 2002, the carrying amount of all reporting units exceeded their fair values and a goodwill impairment charge of $101.8 million was recognized in the statement of operations, which is reflected under the caption, “Impairment of goodwill and intangible assets,” for the nine months ended September 30, 2002. This charge represented 100% of the goodwill balance at January 1, 2002.

      The following is a summary of net loss and net loss per share for the three and nine months ended September 30, 2002 and 2001, as adjusted to remove the amortization of goodwill (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net loss	$(10,837)	$(94,651)	$(204,537)	$(160,274)
Add back: Goodwill amortization	—	4,724	—	14,242

Adjusted net loss	$(10,837)	$(89,927)	$(204,537)	$(146,032)

Loss per share — basic and diluted:
Reported net loss per share	$(0.09)	$(0.76)	$(1.62)	$(1.30)
Goodwill amortization	—	0.04	—	0.12

Adjusted net loss per share	$(0.09)	$(0.72)	$(1.62)	$(1.18)

     Also, in accordance with the provisions of SFAS 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” we determined that an interim impairment test of our long-lived intangible assets was necessary and should be performed at June 30, 2002 due to the significant decline in our market value. Utilizing the lowest level of identifiable cash flows for each long-lived asset group, we determined that the expected undiscounted cash flows related to our long-lived asset groups would not recover the carrying value of the assets over their remaining useful lives. Accordingly, we compared the carrying amounts of our long-lived assets to their estimated fair values. Fair values were estimated using methods such as estimated replacement cost and relief from royalty. Based on the analysis at June 30, 2002, the fair values of certain intangible assets were below their carrying values and an impairment charge of $5.6 million was recognized in the statement of operations, which is reflected under the caption, “Impairment of goodwill and intangible assets,” for the nine months ended September 30, 2002. Amortization expense related to the intangible assets was $598,000 and $2.8 million for the three months ended September 30, 2002 and 2001, respectively, and $3.7 million and $6.5 million for the nine months ended September 30, 2002 and 2001, respectively. Estimated amortization expense related to intangible assets is $598,000 for the three months ended December 31, 2002 and $1.4 million for the year ended December 31, 2003. The current balance of amortizable intangible assets will be fully amortized in 2003.

Stock-Based Compensation

      Stock-based compensation consists of expenses for deferred compensation associated with the Human Code, Inc. (Human Code) and The Launch Group Aktiengesellschaft (TLG) acquisitions. Stock-based compensation for the three and nine months ended September 30, 2002 includes a non-recurring catch-up adjustment of approximately $658,000 to correct the amortization period related to deferred compensation associated with the TLG acquisition, as described in the next paragraph. The decrease in stock-based compensation for the nine months ended September 30, 2002 relative to the comparable periods in 2001 was primarily due to the reduction of deferred compensation related to people no longer with the Company. In connection with the termination of Human Code employees to whom the deferred compensation relates, $4.2 million of deferred compensation was reversed through additional paid-in-capital during the second half of 2001 and the first quarter of 2002. In connection with the acquisition of Human Code, we assumed the outstanding options granted under the Human Code 1994 Stock Option/ Stock Issuance Plan. The options vest ratably over periods up to four years. We originally recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options, of which $259,000 has not been amortized as of September 30, 2002. The remaining deferred compensation will be charged to operations at the rate of approximately $75,000 for the next three quarters, and $34,000 in total thereafter, spread over approximately three quarters.

      In connection with the TLG acquisition, in July 2001, we issued $10.0 million of restricted common stock to the former TLG employees continuing with the Company. We began to amortize the deferred compensation over a period of 4.75 years, commencing on the date of acquisition. The period should have been 4.0 years, which was corrected in the current quarter, as described in the preceding paragraph. We expect this charge to be approximately $625,000 per quarter for the next nine quarters, or $2.5 million annually.

      On October 23, 2002, we granted 324,500 shares of restricted common stock to senior executive officers of the Company. These shares will rest ratably over a period of four years. The stock-based compensation charge will be approximately $17,000 for the three months ended December 31, 2002, and $25,000 per quarter thereafter, or $101,000 annually.

Gain on Equity Investment Change in Interest

      During the three months ended June 30, 2002, our equity ownership percentage in Dream Incubator, Inc. (DI) was diluted from approximately 17% to approximately 15.7%, as a result of a public offering of its common stock by DI. Our equity ownership percentage in DI was previously diluted from approximately 19% to approximately 17% during the three months ended March 31, 2001. In both periods, the dilution was due to the sale by DI of shares to new investors which occurred at a higher share price than we previously paid. We recorded gains of $1.8 million and $1.4 million for the nine months ended September 30, 2002 and 2001, respectively, as a result of the change in equity interest.

Other Expense

      For the three months ended September 30, 2002 and 2001, we recorded $246,000 and $131,000, respectively, in charges to write down certain investments to their current fair value, because the decline in the value of these investments was considered to be other than temporary. These charges were $271,000 and $4.8 million for the nine months ended September 30, 2002 and 2001, respectively.

Interest Income

      Interest income was derived primarily from investments of the proceeds from our public stock offerings, which were invested primarily in U.S. government securities, tax-exempt, short-term municipal bonds and commercial paper. The decrease in interest income for the three and nine months ended September 30, 2002 over the comparable periods in 2001 was due to the decrease in the average cash and investment balances and lower interest rates, offset in part by transferring investment balances to higher interest bearing taxable securities.

Provision (Benefit) for Income Taxes

      We have deferred tax assets which have arisen primarily as a result of operating losses incurred in 2001 and the first nine months of 2002, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of operating losses incurred in 2001 and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of $16.2 million during the three months ended September 30, 2001. Due to continued operating losses in the remainder of 2001, the valuation allowance totaled $72.6 million for the year ended December 31, 2001. As a result of continued operating losses for the nine months ended September 30, 2002, we recorded additional valuation allowances of $3.9 million and $32.0 million for the three and nine months ended September 30, 2002, respectively, resulting in a full valuation allowance of approximately $104.6 million on our deferred tax assets as of September 30, 2002. We recorded a net income tax benefit of $18.8 million for the nine months ended September 30, 2002, of which $17.2 million relates to the enactment of “The Job Creation and Worker Assistance Act of 2002” enacted March 9, 2002, which allows us to carry back our tax net operating loss for U.S. federal purposes for an additional three years to 1996. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

Net Equity Income (Loss) from Investees

      Net equity income (loss) from investees for the three months ended September 30, 2002 and 2001 was approximately $162,000 and $(113,000), respectively. This consisted of net income from Sapient S.p.A. of approximately $57,000 and from DI of approximately $105,000 for the three months ended September 30, 2002 and net losses from Sapient S.p.A. of approximately $(64,000) and from DI of approximately $(49,000) for the three months ended September 30, 2001. Net equity loss from investees for the nine months ended September 30, 2002 and 2001 was approximately $(373,000) and $(464,000), respectively. This consisted of net losses from Sapient S.p.A. of approximately $(506,000) and net income from DI of approximately $133,000 for the nine months ended September 30, 2002 and net losses from Sapient S.p.A. of approximately $(240,000) and from DI of approximately $(224,000) for the nine months ended September 30, 2001. Our share of Sapient S.p.A.’s losses for the nine months ended September 30, 2002 included a restructuring charge recorded by Sapient S.p.A. of approximately $401,000.

Minority Interest

      Minority interest income for the three and nine months ended September 30, 2002 was approximately $163,000 and $342,000, respectively. Minority interest income for the three and nine months ended September 30, 2001 was approximately $189,000 and $274,000, respectively, related to DI’s 12% interest in our Japanese subsidiary’s losses.

Results by Operating Segment

      We provide business and technology consulting services, primarily on a fixed-price basis. Through December 31, 2001, we operated in one operating segment. Effective January 1, 2002, we have discrete financial data by operating segments available based on our new method of internal reporting, which disaggregates operations on a business unit basis for our United States operations and on a geographic basis for our international operations. Operating segments are defined as components of the Company concerning which separate financial information is available that is evaluated regularly by the chief operating decision maker. Management uses this information to manage resources and evaluate performance. Data was not available for comparative periods prior to January 1, 2002.

      We do not allocate certain selling and marketing and general and administrative expenses to our business unit segments in the United States, as these activities are managed separately from the business units. We did not allocate the costs associated with the February 2002 and June 2002 restructuring plans across our operating segments, given that the majority of the restructuring costs represent consolidation of facilities and other items that are not specific to individual operating segments. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and therefore we have not disclosed asset information for each operating segment. Included in “All Other” is our Japanese subsidiary. We are in the process of discontinuing operations in Tokyo. This process will be completed by December 31, 2002, at which time the results of operations for Tokyo will be reported separately as discontinued operations.

      The tables below present the service revenues and operating income (loss) attributable to these operating segments for the three and nine months ended September 30, 2002 (in thousands).

Three Months Ended	Financial	Public		Automotive/	Consumer/	United		All	Reconciling		Consolidated
September 30, 2002:	Services	Services		Industrial	Transportation	Kingdom	Germany	Other	Items		Totals

Service revenues	$7,718	$6,549		$3,691	$3,464	$8,790	$2,796	$10,592	$—		$43,600
Operating income (loss)	$27 (1)	$(30	)(1)	$1,033 (1)	$190 (1)	$(1,301)	$(821)	$1,429 (1)	$(11,515	)(2)	$(10,988	)(2)

Three Months Ended	Financial	Public		Automotive/	Consumer/	United		All		Reconciling		Consolidated
September 30, 2002:	Services	Services		Industrial	Transportation	Kingdom	Germany	Other		Items		Totals

Service revenues	$34,170	$15,981		$11,410	$9,491	$26,628	$8,579	$27,844		$—		$134,103
Operating income (loss)	$3,531 (1)	$(3,160	)(1)	$2,262 (1)	$584 (1)	$(2,351)	$(2,644)	$(3,265	)(1)	$(218,296	)(2)	$(223,339	)(2)

(1)	The business unit segment operating income (loss) reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment in the U.S. as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Represents consolidated loss before income taxes, net equity loss from investees and minority interest. Adjustments that are made to the total of the segments’ operating income (loss) in order to arrive at consolidated loss before income taxes include the following:

	Three Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2002

Impairment of goodwill and intangible assets	$—	$107,430
Restructuring and other related charges (credits)	(3,607)	54,906
Amortization of intangible assets	598	3,730
Stock-based compensation	1,358	2,697
Other expense (income)	246	(1,513)
Interest income	(977)	(3,397)
Unallocated expenses	13,897 (3)	54,443 (3)

	$11,515	$218,296

(3)	Includes corporate selling and marketing and general and administrative costs.

Liquidity and Capital Resources

      We have primarily funded our operations from cash flow generated from operations and the proceeds from our public stock offerings. We invest predominantly in instruments that are highly liquid, investment grade securities. At September 30, 2002, we had approximately $190.6 million in cash, cash equivalents and short-term investments, compared to $244.5 million at December 31, 2001.

      In March 2002, we canceled our bank revolving line of credit, which provided for borrowings of up to $5.0 million. At the time of cancellation and at all times throughout 2001 and 2002, we had no borrowings outstanding. We had letters of credit outstanding under the line of credit of approximately $2.3 million at the time of cancellation. We have deposited approximately $5.3 million with the bank as collateral for these and other letters of credit and have classified this cash as restricted on the accompanying consolidated balance sheet at September 30, 2002. The following summarizes our contractual obligations of non-cancelable operating leases, excluding restructured properties, for the remainder of 2002 and for each of the years ending December 31:

(In thousands)

2002	$2,565
2003	10,028
2004	7,364
2005	4,003
2006	3,844
Thereafter	12,429

      Cash used in operating activities was $53.1 million for the nine months ended September 30, 2002. This resulted primarily from a net loss of $204.5 million, increases in restricted cash of $5.3 million, decreases in deferred revenues on contracts of $4.4 million, increases in prepaid expenses and other current assets of $3.7 million and decreases in accrued compensation of $1.2 million, offset by net non-cash charges of $123.1 million, which includes $107.4 million of impairment charges, non-cash restructuring charges of $5.8 million, increases in accrued restructuring charges of $17.2 million, decreases in income tax receivable, net of $11.8 million, increases in accrued expenses of $2.6 million and decreases in accounts receivable of $6.9 million. Overall, the change was primarily due to the market decline for advanced technology services, which resulted in a net loss. Cash provided by operations was $11.6 million for the three months ended September 30, 2002. This was primarily the result of a $30.0 million tax refund received during the quarter. Also, our days sales outstanding (DSO) for accounts receivable decreased from 79 days for the three months ended June 30, 2002 to 72 days for the three months ended September 30, 2002.

      Cash provided by investing activities was $12.8 million for the nine months ended September 30, 2002. This was due primarily to maturities of short-term investments (net of purchases) of $18.1 million offset by capital expenditures of $5.4 million primarily for expansion of our foreign locations.

      Cash used in financing activities was $1.8 million for the nine months ended September 30, 2002, as a result of repurchases of our common stock of $5.2 million under our previous stock repurchase program, offset by cash provided from the sale of common stock through our employee stock purchase plan and the exercise of stock options of $3.4 million. Our previous stock repurchase program was effective for one year, commencing on September 20, 2001. Under this program, we repurchased $5.6 million of our common stock.

      On October 24, 2002, we announced a new stock repurchase program of up to $20.0 million over the next year. This program became effective immediately. Purchases under our stock repurchase program may be made from time-to-time, in the open market, through block trades or otherwise.

      The total cash outlay for the restructuring and other related activities implemented in June 2002 and additional charges in the three months ended September 30, 2002 is expected to be approximately $7.7 million. The remaining $1.3 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs and leasehold improvements for facilities being vacated. As of September 30, 2002, $2.8 million of cash had been used for restructuring and other related costs. $1.4 million cash outlay is expected during the remainder of 2002, $1.8 million is expected in 2003, $895,000 is expected in 2004, $360,000 is expected in 2005 and $117,000 is expected in 2006 and the remaining cash outlay of approximately $356,000, primarily related to real estate rental obligations, is expected to occur over the next five years.

      The total cash outlay for the restructuring and other related activities announced in February 2002 is expected to be approximately $42.5 million. The remaining $4.9 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs and leasehold improvements for facilities being vacated. As of September 30, 2002, $16.8 million of cash had been used for restructuring and other related costs. An additional $2.0 million cash outlay is expected during the remainder of 2002, $10.9 million is expected in 2003, $3.2 million is expected in 2004, $2.1 million is expected in 2005, $1.7 million is expected in 2006 and the remaining cash outlay of approximately $5.8 million, primarily related to real estate rental obligations, is expected to occur over the next eight years.

      The total cash outlay for the restructuring and other related activities announced in March 2001 and July 2001 is expected to be approximately $79.2 million. The remaining $20.0 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs and leasehold improvements for facilities being vacated. As of September 30, 2002, $46.1 million of cash had been used for restructuring and other related costs, of which $12.3 million was used during the nine months ended September 30, 2002, of which approximately $188,000 was expended for lease termination payments. An additional $3.2 million cash outlay is expected during the remainder of 2002, $11.0 million is expected in 2003, $5.7 million is expected in 2004, $4.3 million is expected in 2005 and $3.0 million is expected in 2006 and the remaining cash outlay of approximately $5.9 million, primarily related to real estate rental obligations, is expected to occur over the next five years.

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

Our clients may continue to cancel or delay spending on technology initiatives because of the current economic climate

      Since the second half of 2000, many companies have experienced financial difficulties or uncertainty, and canceled or delayed spending on technology initiatives as a result. This trend has worsened for some clients following the September 11, 2001 terrorist attacks in the United States and the accounting scandals involving Enron, Worldcom and other companies. Furthermore, the severe financial difficulties which many start-up Internet companies have experienced has further reduced the perceived urgency by larger companies to begin or continue technology initiatives. If large companies continue to cancel or delay their business and technology consulting initiatives because of the current economic climate, or for other reasons, our business, financial condition and results of operations will continue to be materially adversely affected.

Our market is highly competitive and we may not be able to continue to compete effectively

      The business and technology consulting market in which we operate includes a large number of companies and is highly competitive. Our primary competitors are large accounting and consulting firms and systems consulting and implementation firms. We compete to a lesser extent with specialized e-business consulting firms, offshore outsourcing companies, strategy consulting firms, other packaged technology vendors and internal information systems groups. Of these groups, we are seeing, in particular, increased competition from the offshore outsourcing companies. We compete frequently for client engagements against companies with far higher revenues and larger numbers of consultants than we have. Recent consolidations of large consulting companies within our market have further increased the size and resources of some of these competitors. These competitors are often able to offer more scale, which in some instances has enabled them to significantly discount their services in exchange for revenues in other areas or at later dates. Additionally, in an effort to maintain market share, many of our smaller competitors are heavily discounting their services to unprofitable levels. If we cannot keep pace with the intense competition in our marketplace, our business, financial condition and results of operations will suffer.

Our growing international operations and global distributed delivery model subject us to increased risk

      We currently have offices in the United Kingdom, Germany, India, Japan and Canada and we have a joint venture in Italy. Our international operations are growing as a percentage of our total revenues, and our global distributed delivery model is a key component of our ability to successfully deliver our services. International operations are subject to inherent risks, including:

•	economic recessions in foreign countries;

•	fluctuations in currency exchange rates;

•	political instability or changes in regulatory requirements;

•	costs and management of staffing multi-national operations;

•	difficulties or delays in obtaining required immigration approvals for international assignments;

•	U.S. imposed restrictions on the import and export of technologies; and

•	reduced protection for intellectual property in some countries.

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

Businesses may decrease or delay their use of advanced technologies as a means for conducting commerce

      Our future success depends heavily on the increased acceptance and use of advanced technologies as a means for conducting commerce and streamlining operations. We focus our services on the development and implementation of advanced technology strategies and solutions. If use of these advanced technologies does not continue to grow, or grows more slowly than expected, our revenue could be less than we anticipate and our business, financial condition and results of operations could be materially adversely affected. Consumers and businesses may delay adoption of advanced technologies for a number of reasons, including:

•	inability to implement and sustain profitable business models using advanced technologies;

•	inadequate network infrastructure or bandwidth;

•	delays in the development or adoption of new technical standards and protocols required to handle increased levels of usage;

•	adoption of new laws and regulations applicable to new technologies and electronic commerce by federal, state or international governments that hinder the growth of new technologies;

•	delays in the development of security and authentication technology necessary to effect secure transmission of confidential information; and

•	failure of companies to meet their customers’ expectations in delivering goods and services using advanced technologies.

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

We may be liable to our clients for damages caused by our services or by our failure to remedy system failures

      Many of our projects involve technology applications or systems that are critical to the operations of our clients’ businesses and handle very large volumes of transactions. If we fail to perform our services correctly, we may be unable to deliver applications or systems to our clients with the promised functionality or within the promised timeframe, or to satisfy the required service levels for support and maintenance. While we have taken precautionary actions to create redundancy and back-up systems, any such failures by us could result in claims by our clients for substantial damages against us. Although we attempt to limit the amount and type of our contractual liability for defects in the applications or systems we provide, we cannot be assured that these limitations will be enforceable in all cases. Even if such limitations are found to be enforceable, our liability to our clients for these types of claims could be material in amount and affect our business, financial condition and results of operations.

We depend heavily on a limited number of clients

      We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients for which we perform large projects. For the three and nine months ended September 30, 2002, our five largest clients accounted for approximately 24% and 21% of our revenues in the aggregate, respectively, with two clients and one client each accounting for more than 5% of our revenues for the three and nine months ended September 30, 2002, respectively. In addition, revenues from a large client may constitute a significant portion of our total revenues in any particular quarter. As a result, we are dependent upon winning new projects from new or existing clients to replace completed projects. The loss of any principal client for any reason or the inability to replace existing projects, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, or that client’s decision to reduce spending on technology-related projects, could have a material adverse effect on our business, financial condition and results of operations.

If we do not attract and retain qualified professional staff, we may not be able to adequately perform our client engagements and could be limited in accepting new client engagements

      Our business is labor intensive, and our success depends upon our ability to attract, retain, train and motivate highly skilled employees. Although many specialized e-business and other business and technology companies have reduced their work forces or slowed their hiring efforts, and although we reduced our work force in March 2001, July 2001, February 2002 and June 2002, intense competition still exists for certain employees who have specialized skills or significant experience in business and technology consulting. We may not be successful in attracting a sufficient number of these highly skilled employees in the future. Furthermore, the industry turnover rates for these types of employees is high, and we may not be successful in retaining, training and motivating the employees we are able to attract. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce and other resources. Our future success will depend on our ability to manage the levels and related costs of our workforce and other resources effectively. Almost all of our employees participate in one or more of our stock option plans as a component of long-term incentive compensation, and many of the stock options held by current employees have exercise prices that significantly exceed the recent trading range of our common stock. A future prolonged decline or low stock price could result in reduced incentives for employees and in increased turnover.

Our common stock may not remain in compliance with Nasdaq National Market listing requirements

      Our common stock is listed on the Nasdaq National Market (the “NNM”), which requires that listed stocks maintain a minimum per share closing bid price of $1. Between July 2002 and October 2002, the closing bid price of our stock dropped below $1 for certain periods of time. The closing bid price of our stock has been above $1 since October 7, 2002. If our closing bid price drops below $1 per share in the future for 30 consecutive trading days, Nasdaq may notify us of the resulting deficiency. If this happens, we must return to compliance within a 90-day grace period, or (after the 90 days) request a NASDAQ hearing to present our compliance plan. The hearing generally will occur within 45 days after a request, followed by a hearing decision two to four weeks later. Unless we develop a satisfactory plan for returning to compliance, Nasdaq could eventually delist our stock from the NNM. This would impact the liquidity of shares of our common stock.

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

We are dependent on our key employees

      Our success will depend in large part upon the continued services of a number of key employees, including Messrs. Greenberg and Moore. Our employment arrangements with Messrs. Greenberg and Moore and with our other key personnel provide that employment is terminable at will by either party. The loss of the services of any of our key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, if our key employees resign from Sapient to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations. Although we require our employees to sign agreements prohibiting them from joining a competitor, forming a competing company or soliciting our clients or employees for certain periods of time, we cannot be certain that these agreements will be effective in preventing our key employees from engaging in such actions or that courts or other adjudicative entities will substantially enforce these agreements. Furthermore, for those employees whom we involuntarily terminated in connection with our restructurings in March 2001, July 2001, February 2002 and June 2002, we have waived the non-competition clause of their agreements in exchange for releases of claims. We granted these waivers only in connection with the restructuring actions, and our general practice is not to waive the non-competition obligations of other departing employees.

Our corporate governance provisions may deter a financially attractive takeover attempt

      Provisions of our charter and by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including a transaction in which stockholders would receive a premium for their shares. These provisions include the following:

•	our Board of Directors is staggered into three classes and the members may be removed only for cause upon the affirmative vote of holders of at least two-thirds of the shares entitled to vote;

•	our Board of Directors has the authority, without further action by the stockholders, to fix the rights and preferences of and issue shares of preferred stock;

•	any action that may be taken by stockholders must be taken at an annual or special meeting and may not be taken by written consent;

•	stockholders must comply with advance notice requirements before raising a matter at a meeting of stockholders or nominating a director for election; and

•	a Chairman of the Board or a Chief Executive Officer are the only persons who may call a special meeting of stockholders.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments. At September 30, 2002, our exposure to market risk relates primarily to changes in interest rates on our investment portfolio. Our short-term investments consist primarily of fixed income securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material adverse impact on the fair value of our investment portfolio.

Item 4.     Controls and Procedures

Evaluation of Controls and Procedures

      We maintain disclosure controls and procedures, which we have designed to ensure that material information related to the Company, including our consolidated subsidiaries, is properly identified and evaluated on a regular basis and disclosed in accordance with all applicable laws and regulations. In response to recent legislation and proposed regulations, we reviewed our disclosure controls and procedures and internal controls. We also established a disclosure committee which consists of certain members of our senior management. After the formation of our disclosure committee and within 90 days prior to the filing of this Quarterly Report, the disclosure committee carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers, Mr. Greenberg and Mr. Moore, and Chief Financial Officer, Ms. Johnson, of the effectiveness of the Company’s disclosure controls and procedures and internal controls. Based on that evaluation, Mr. Greenberg, Mr. Moore and Ms. Johnson concluded that the Company’s disclosure controls and procedures and internal controls are effective in causing material information to be collected, communicated and analyzed on a timely basis and in ensuring that such information is disclosed in accordance with all applicable laws and regulations.

Changes in Controls and Procedures

      There were no significant changes in the Company’s internal controls, or in other factors that could significantly affect these internal controls, after the date of our most recent evaluation.

PART II

OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a)     Exhibits

      None.

      (b)     Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAPIENT CORPORATION

Signature	Title	Date

/s/ JERRY A. GREENBERG Jerry A. Greenberg	Co-Chief Executive Officer Co-Chairman of the Board	November 14, 2002

/s/ SUSAN D. JOHNSON Susan D. Johnson	Chief Financial Officer	November 14, 2002

/s/ BRADLEY T. MILLER Bradley T. Miller	Chief Accounting Officer	November 14, 2002

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Sapient Corporation;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of Sapient Corporation as of, and for, the periods presented in this Quarterly Report;

4.	Sapient Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Sapient Corporation and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Sapient Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of Sapient Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Sapient Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to Sapient Corporation’s auditors and the Audit Committee of Sapient Corporation’s Board of Directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect Sapient Corporation’s ability to record, process, summarize and report financial data and have identified for Sapient Corporation’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Sapient Corporation’s internal controls; and

6.	Sapient Corporation’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature	Title	Date

/s/ JERRY A. GREENBERG Jerry A. Greenberg	Co-Chief Executive Officer Co-Chairman of the Board	November 14, 2002

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Sapient Corporation;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of Sapient Corporation as of, and for, the periods presented in this Quarterly Report;

4.	Sapient Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Sapient Corporation and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Sapient Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of Sapient Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Sapient Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to Sapient Corporation’s auditors and the Audit Committee of Sapient Corporation’s Board of Directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect Sapient Corporation’s ability to record, process, summarize and report financial data and have identified for Sapient Corporation’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Sapient Corporation’s internal controls; and

6.	Sapient Corporation’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature	Title	Date

/s/ J. STUART MOORE J. Stuart Moore	Co-Chief Executive Officer Co-Chairman of the Board	November 14, 2002

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Sapient Corporation;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of Sapient Corporation as of, and for, the periods presented in this Quarterly Report;

4.	Sapient Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Sapient Corporation and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Sapient Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of Sapient Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Sapient Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to Sapient Corporation’s auditors and the Audit Committee of Sapient Corporation’s Board of Directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect Sapient Corporation’s ability to record, process, summarize and report financial data and have identified for Sapient Corporation’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Sapient Corporation’s internal controls; and

6.	Sapient Corporation’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature	Title	Date

/s/ SUSAN D. JOHNSON Susan D. Johnson	Chief Financial Officer	November 14, 2002

CERTIFICATION PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

      Each of the undersigned hereby certifies that the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Signature	Title	Date

/s/ JERRY A. GREENBERG Jerry A. Greenberg	Co-Chief Executive Officer Co-Chairman of the Board	November 14, 2002

/s/ J. STUART MOORE J. Stuart Moore	Co-Chief Executive Officer Co-Chairman of the Board	November 14, 2002

/s/ SUSAN D. JOHNSON Susan D. Johnson	Chief Financial Officer	November 14, 2002