Form 10-K
period 2002-12-31
SAPIENT CORP
filed 2003-03-10
CIK 1008817

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, $.01 par value per share

      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $89,100,000 on June 30, 2002 based on the last reported sale price of the Company’s common stock on the Nasdaq National Market on June 30, 2002. There were 119,905,809 shares of the Company’s common stock outstanding as of February 27, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2003 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Report.

SAPIENT CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2002

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Annual Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Annual Report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” and elsewhere in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Annual Report was first filed with the SEC and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

PART I

Item 1.     Business

General

      Sapient, a leading business and technology consultancy, helps Global 2000 clients achieve measurable business results through the rapid application and support of advanced technology, primarily on a fixed-price basis. We are focused on making technology matterSM, by identifying, implementing and supporting technology-enabled solutions that create near- and long-term business value for our clients. We create value for our clients through our unique approach: a passion for delivering measurable business results; a fundamentally different methodology; a commitment to fixed-price and fixed-time delivery; our expertise in globally distributed delivery; and our ability to design our solutions for adoption.

      Through our global presence, we understand and address the business issues that our clients are facing in both local and global contexts. In addition to offices in nine cities throughout the United States, we have offices in Düsseldorf, London, Munich, New Delhi and Toronto, and we own 50% of the voting stock of a consulting joint venture in Milan. Further information about our international operations is located in Note 2 in the Notes to Consolidated Financial Statements included in this Annual Report. We employed approximately 1,425 people worldwide as of February 28, 2003.

      We have leveraged this global presence to create our Global Distributed DeliverySM (GDD) model, which enables us to deliver complex, customized technology solutions across multiple geographies. Many distributed development models involve simply building software applications from a remote location or augmenting domestic project teams with resources that travel from overseas. Our GDD model, on the other hand, involves the complex, daily interaction of development teams in a remote location (typically highly skilled technology specialists in our New Delhi office) working closely with development and client teams in North America or Europe in a single, coordinated effort. In order to work effectively in this globally distributed environment, we have built extensive expertise in managing the daily transitions of software code, specifications and project management issues between the various development teams that are needed for continuous, around-the-clock project work. By utilizing our GDD model, we can deliver complex, high-quality solutions to our clients at a lower cost, and deliver these solutions more rapidly by working across multiple time zones. In the twelve months ended December 31, 2002, projects involving a GDD component accounted for 45% of our total service revenues.

      We deliver our services in the United States primarily through six industry business units: financial services; technology and communications; consumer and transportation; automotive and industrial; public services; and energy services. We deliver our services in Europe primarily through our United Kingdom and Germany business units, and we deliver our services in Canada primarily through our Canadian business unit. Within our international business units, we focus our sales and delivery efforts on certain industry specializations. Through our global industry focus, we have developed an extensive understanding of our clients’ markets and are able to effectively address the market dynamics and business opportunities that our clients face. This understanding further enables us to identify and focus on critical, industry-specific business processes that are specifically enabled by advanced technologies. Further information about our operating segments is located in Note 2 in the Notes to Consolidated Financial Statements included in this Annual Report.

      Sapient was incorporated in Delaware in 1991. Our executive offices are located at One Memorial Drive, Cambridge, MA 02142, and our telephone number is (617) 621-0200. Our stock is traded on the Nasdaq National Market under the symbol “SAPE”. Our Internet address is http://www.sapient.com. Material contained on our Web site is not incorporated by reference into this Annual Report. Unless the context otherwise requires, references in this Annual Report to “Sapient,” “we,” “us” or “our” refer to Sapient Corporation and its subsidiaries.

Our Services

      We provide a wide range of business and technology consulting services that enable our clients to realize tangible business value from their advanced technology investments. We have many years of experience implementing advanced technologies that can improve our clients’ businesses, including more than twelve years of experience with client/server and UNIX solutions, more than ten years of experience integrating package applications with legacy systems, more than eight years of experience with Internet solutions and more than six years of experience with wireless technologies. More recently, we have been an early implementor of new technologies such as Microsoft.NET and Web Services. We combine this technology expertise with our design skills and our deep understanding of user needs to ensure that our client solutions are effectively adopted by their intended audiences. The following are examples of the types of services that generate business value for our clients:

      Customer Relationship Management. We assist our clients in improving their customer relationships by focusing their business processes and technology infrastructure on the needs and wants of their customers. By increasing their customer focus, our clients can better retain their customers and reduce their costs of customer service. The primary aim of our customer relationship management solutions is to systematically use information about customer wants and needs to create and maintain the desired customer experience consistently across all channels of customer interaction. We focus on integrating our solutions across multiple sales channels and with diverse legacy systems, in order to create a user-centered experience that is consistent, reliable and easy-to-use.

      High-Volume Transaction Systems. We have extensive experience designing and implementing online portals, exchanges, purchasing systems, retail Internet sites and other transaction-processing systems capable of reliably handling very large volumes of transactions. These systems also reduce processing time and lower our clients’ operating costs. We further enhance the value provided by these systems by integrating the online channel with other distribution systems such as catalog systems and in-store kiosks. We also assist our clients in improving and integrating their business processes to optimize the effectiveness of these transaction systems.

      Interactive Brand Experiences. We enable our clients to strengthen their communications with prospective customers by designing and developing high-impact interactive marketing applications and Internet “microsites.” Our strong design capabilities and our expertise in understanding user experience create business value for our clients by allowing them to enhance their target customers’ understanding of, and interest in, our clients’ offerings.

      Learning Services. We help our clients enhance interactions with their employees, customers and suppliers by developing learner-centered solutions that generate valuable feedback, improved user understanding and increased loyalty. These solutions include knowledge management systems and workflows, enhanced support tools, intranets and interactive training solutions. These learning solutions also offer cost savings to our clients by increasing the desired utilization of their technology systems and business processes by their employees, customers and suppliers.

      Rapid Enterprise Architecture Planning (REAP). We partner with our clients to develop enterprise architecture blueprints in highly compressed time frames. Combining our deep expertise in diverse technologies, our understanding of our clients’ business issues and our collaborative FusionSM workshops, we can, within four to eight weeks, clarify and optimize our clients’ technology infrastructure, redefine their supporting organizational and business processes and develop a road map to achieving their desired technology portfolio.

      Software Packages and Legacy Systems. We are often able to provide the most value to our clients by leveraging existing high-quality software packages and our clients’ own legacy systems in our solutions. We have many years of experience implementing solutions using package applications such as application integration packages, content management and delivery systems, customer relationship management software and order management systems. We combine our custom development expertise with these package applications, and we fully integrate the finished product with our clients’ legacy systems.

      Supply Chain Management. We have a successful history of developing supply chain management solutions that generate improved efficiency and faster processing times throughout our clients’ supply chains: inventory; order management; customer and supplier integration; demand and production planning; and new product development. These solutions not only reduce cost by increasing efficiency, they can also improve customer loyalty by satisfying customer needs in a quicker time frame and at a lower price.

      Support and Maintenance. In order to derive long-term value from an advanced technology solution, a client needs reliable, rapid, cost-effective support. We offer application support 24 hours per day utilizing our Global Distributed DeliverySM model, both for solutions that we develop and for systems developed by others. Our support capabilities help ensure very high up-time and improved performance, because of regular process improvements and system enhancements. Our preemptive maintenance further minimizes the risks of performance problems. By greatly reducing down-time and system performance problems, our support and maintenance offerings assist our clients in realizing significant long-term value from their technology investments.

Our Approach

      Our approach is designed to address the biggest problem that most companies face when pursuing technology projects: the majority of technology projects are finished late or over budget, lack promised capabilities or simply are never finished. Because of our approach, we are able to commit to delivering our solutions within the price and time frame that we have promised to our clients. Our approach enables us to create advanced technology solutions that bring together business, user and technology requirements to solve the business problems that our clients are facing. These solutions are designed to deliver tangible business value to clients in the form of increased revenues, reduced costs and more effective utilization of assets. We believe that our approach differentiates us from our competitors, and that our clients derive substantial benefits from the following elements of this approach:

      We focus on measurable business results. We are passionate about delivering measurable business results to our clients and we are willing to put our fees at risk against those results. We define our success by whether we enable our clients to attain their desired business value. For more than a decade, we have helped many of the world’s top companies realize significant value from their technology investments. Our culture is engineered around client value. It is collaborative, forthright and characterized by a determination to do whatever it takes to deliver meaningful results to our clients.

      We use a fundamentally different methodology. We have a fundamentally different methodology for advanced technology projects, which is designed to rapidly create organizational ownership and momentum. The Sapient ApproachSM, which has been refined and improved continuously for twelve years, is designed to ensure the success of our clients’ technology investments. It is structured around an initial set of workshops (FusionsSM) that create alignment and momentum across all business and technology users. We then document the business, user and technical processes that will achieve the desired business value, and build and deploy a technology solution that addresses the client’s needs within the promised time and price. We discover, assess, design and deliver these solutions at speed, while they still matter. From our industry-specific expertise that provides us with an understanding of the threats and opportunities our clients face, to our focused project planning and delivery methodologies, we have built our entire approach around rapid, collaborative delivery.

      We are committed to fixed-price, fixed-time delivery. We have developed a strong legacy of delivering our solutions on a fixed-price, fixed-time basis, since our formation in 1991. Because of our extensive experience delivering these types of projects, and our expertise with large-scale, complex project management, we are able to successfully deliver our solutions within the price and time frame we have promised to our clients. Our fixed-price, fixed-time legacy helps our clients avoid the lost business value that occurs when technology projects are finished late or over budget, lack promised capabilities or are never finished.

      We work on a globally distributed basis. We offer a fully integrated, Global Distributed DeliverySM capability. Through our GDD model, we are able to create high-value solutions for our clients quickly and at a competitive cost advantage, thereby increasing overall value. With team members located across different time zones, we are able to work around-the-clock on design and implementation. We maintain the high quality of our solutions by utilizing India’s highly skilled technology specialists. Because these specialists have been highly trained in managing complex projects on a globally distributed basis, and work closely each day with Sapient and client team members in North America or Europe, we are able to successfully deliver complex, customized technology projects that are typically not possible under traditional remote development models.

      Our solutions are designed for adoption. We provide proprietary research-driven insights into people that enable us to implement technology solutions that are designed for adoption. Technology solutions deliver real business value only if they are designed with a deep understanding of the people who must use the technology. Through our user research, strategy and design capabilities, we ensure that our client solutions are effectively adopted by their intended audiences.

      The principal risks and uncertainties facing our business, operations and financial condition are discussed in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” on page 39 of this Annual Report.

People and Culture

      We have developed a strong corporate culture that is critical to our success, and we have defined six core values that inspire our work and serve as guides for every engagement: client-focused delivery; leadership; relationships; creativity; openness; and people growth.

      To encourage the achievement of these core values, we actively reward teamwork and use adoption of our core values as a measure to evaluate performance and give promotions. Also, we have an intensive orientation program for new employees to introduce them to our core values, as well as a number of internal communications and training initiatives defining and promoting these core values.

      As of December 31, 2002, we had 1,491 full-time employees, composed of 1,163 project personnel, 264 general and administration personnel and 64 sales and marketing personnel. Although our rate of voluntary turnover increased during portions of 2002, our voluntary turnover rate began to return closer to our targeted level of 15% during the three months ended December 31, 2002. We attribute our low turnover rates, in large part, to the high caliber of our employees and our commitment to maintaining the values on which our success has been based. None of our employees are subject to a collective bargaining agreement. We believe that we have good relationships with our employees.

Selling and Marketing

      The role of Sapient’s marketing program is to create and sustain preference and loyalty for Sapient as our clients’ preferred business and technology consultants. Marketing is performed at the corporate and industry business unit levels in the United States, and at the geographic level in the other countries where we operate.

      Our dedicated marketing personnel undertake a variety of marketing activities, including developing and implementing our overall marketing strategy, communicating and strengthening Sapient’s brand and reputation, sponsoring focused multi-client events to demonstrate our thought leadership, cultivating media and industry analyst relations, conducting market research and analysis, sponsoring and participating in targeted conferences, creating marketing assets to assist client-development teams and publishing our Web site, www.sapient.com.

      Our sales professionals are primarily organized along industry lines, both within our United States business units and our other international offices. We believe that the industry and geographic focus of our sales professionals and of our business unit marketing teams enhances their knowledge and expertise in these industries and generates additional client engagements.

      We continue to actively build relationships and strategic alliances with other technology companies and packaged technology vendors. These relationships involve a wide range of joint activities, including working jointly on client engagements, evaluating and recommending each other’s technology solutions to customers, and training and transferring knowledge regarding each other’s solutions. We believe that these relationships and strategic alliances will enable us to provide better delivery and value to our existing clients and will attract new clients through referrals and joint engagements.

      Our written agreements with our clients contain varying terms and conditions, including, in some instances, the right of the client to terminate the agreement with limited advance notice or penalty. We do not believe it is generally appropriate to characterize these agreements as backlog.

Competition

      The markets for the services we provide are highly competitive. We believe that we currently compete principally with large systems consulting and implementation firms and clients’ internal information systems departments. We have begun to compete with offshore outsourcing companies, and we expect competition from these companies to increase in the future, especially on development, support and maintenance and outsourcing engagements. We compete to a lesser extent with specialized e-business consulting firms, strategy consulting firms and packaged technology vendors. Some of our competitors have significantly greater financial, technical and marketing resources, generate higher revenues and have greater name recognition than we do. These competitors are often able to offer greater scale and breadth of products and services, which, in some instances, has enabled them to significantly discount their services in exchange for revenues in other areas or at later dates.

      We believe that the principal competitive factors in our markets include: ability to solve business problems; expertise and talent with advanced technologies; global presence; expertise in delivering complex projects on a globally distributed basis; quality and speed of delivery; price of solutions; industry knowledge; understanding of user experiences; and sophisticated project and program management capability.

      We believe that we compete favorably when considering these factors, and that our ability to rapidly deliver business value to our clients through advanced technology solutions on a fixed-price basis, and our successful track record in doing so, distinguishes us from our competitors.

Intellectual Property Rights

      We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. We enter into confidentiality agreements with our employees, subcontractors, vendors, consultants and clients, and limit access to and distribution of our proprietary information.

      Our services involve the development of business and technology solutions for specific client engagements. Ownership of these solutions is the subject of negotiation and is frequently assigned to the client, although we often retain ownership of certain development tools and may be granted a license to use the solutions for certain purposes. Certain of our clients have prohibited us from marketing the solutions developed for them for specified periods of time or to specified third parties, and we anticipate that certain of our clients will demand similar or other restrictions in the future.

Where To Find More Information

      We make our public filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, available free of charge at our Web site, www.sapient.com, as soon as reasonably practicable after we file such material with the Commission. We also make available on our Web site reports filed by our executive officers and Directors on Forms 3, 4 and 5 regarding their ownership of our securities. These materials are available in the “Investor Relations” portion of our Web site, under the link “SEC Filings.”

Item 2.	Properties

      Our headquarters and principal administrative, finance, selling and marketing operations are located in approximately 47,000 square feet of leased office space in Cambridge, Massachusetts. We also lease offices in New York, Jersey City, San Francisco, Chicago, Atlanta, Dallas, Los Angeles, Washington D.C., Düsseldorf, London, Munich, New Delhi and Toronto.

Item 3.	Legal Proceedings

      We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not Applicable.

Executive Officers of Sapient

      Below are the name, age and principal occupations for the last five years of each executive officer of Sapient, as of March 1, 2003. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Sheeroy D. Desai	37	Mr. Desai joined Sapient in 1991 and has served as Executive Vice President since September 1994. Mr. Desai served as Co-Chief Operating Officer from October 1999 until May 2000, and has served as Chief Operating Officer since April 2001.
Jerry A. Greenberg	37	Mr. Greenberg co-founded Sapient in 1991 and has served as Co-Chairman of the Board of Directors and Co-Chief Executive Officer and as a Director since Sapient’s inception.
Alan J. Herrick	37	Mr. Herrick joined Sapient in 1995. Mr. Herrick was appointed as Vice President in December 1996 and was appointed as Executive Vice President in June 2002.
Steven J. Hoffman	49	Mr. Hoffman joined Sapient in January 2001 as Senior Vice President. Prior to joining Sapient, Mr. Hoffman served as President of Concrete Media, Inc., a business consulting company, from January 2000 to July 2000, and as Managing Director of Exchange Partners LLC, a business consulting company, from May 1996 to January 2000.
Susan D. Johnson	37	Ms. Johnson joined Sapient in February 1994 and served as Chief Financial Officer from February 1994 until January 2000. Ms. Johnson resumed the position of Chief Financial Officer in February 2002. Ms. Johnson has served as Senior Vice President since January 2000.
Bradley T. Miller	41	Mr. Miller joined Sapient in March 2000 as Corporate Controller. Mr. Miller was appointed as Vice President in August 2001 and as Chief Accounting Officer in November 2002. Prior to joining Sapient, Mr. Miller served as Vice President and Corporate Controller of JuniorNet Corporation, an Internet content provider, from September 1999 until March 2000, and as Director of Financial Reporting of Wang, Inc., a computer hardware and services company, from August 1996 to September 1999.
J. Stuart Moore	41	Mr. Moore co-founded Sapient in 1991 and has served as Co- Chairman of the Board of Directors and Co-Chief Executive Officer and as a Director since Sapient’s inception.
Jane E. Owens	49	Ms. Owens joined Sapient in September 2000 as Senior Vice President, General Counsel and Secretary. Prior to joining Sapient, Ms. Owens served as Senior Vice President, General Counsel and Secretary of The Dial Corporation, a consumer products company, from May 1997 to September 2000, and as Vice President, General Counsel and Assistant Secretary of The Timberland Company, a footwear and apparel company, from September 1992 to May 1997.

PART II

Item 5.	Market for the Company’s Common Equity and Related Stockholder Matters

Market Price of Common Stock

      Our common stock is quoted on the Nasdaq National Market under the symbol “SAPE.” The following table sets forth, for the periods indicated, the high and low intraday sale prices for our common stock.

	High	Low

2001
First Quarter	$19.88	$6.97
Second Quarter	$15.25	$5.23
Third Quarter	$9.80	$3.15
Fourth Quarter	$8.60	$3.54
2002
First Quarter	$7.55	$3.50
Second Quarter	$5.75	$1.01
Third Quarter	$1.36	$0.67
Fourth Quarter	$2.50	$0.91

      On February 27, 2003, the last reported sale price of our common stock was $1.99 per share. As of February 27, 2003, there were approximately 400 holders of record of our common stock and approximately 23,000 beneficial holders of our common stock.

      We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. The Balance Sheet Data at December 31, 2002 and 2001 and the Statement of Operations Data for each of the three years ended December 31, 2002 have been derived from the audited Consolidated Financial Statements for such years, included elsewhere in this Annual Report. The Balance Sheet Data at December 31, 2000, 1999 and 1998 and the Statement of Operations Data for each of the two years ended December 31, 1999 have been derived from the audited Consolidated Financial Statements for such years, not included in this Annual Report.

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Statement of Operations Data(1)(2)(3)(4):
Service revenues	$173,811	$325,165	$502,964	$276,844	$164,872
Operating expenses:
Project personnel costs	133,275	230,581	247,981	134,638	80,543
Selling and marketing costs	26,192	27,880	33,743	21,429	11,269
General and administrative costs	79,338	128,574	134,241	69,388	41,675
Restructuring and other related charges	66,885	100,079	—	—	—
Impairment of goodwill and intangible assets	107,430	—	—	—	—
Amortization of intangible assets	4,328	28,126	11,328	2,284	687
Stock-based compensation	3,161	4,449	2,165	2,029	4,499
In-process research and development	—	—	—	—	11,100
Acquisition costs	—	—	—	2,340	—

Total operating expenses	420,609	519,689	429,458	232,108	149,773

Income (loss) from operations	(246,798)	(194,524)	73,506	44,736	15,099
Gain on equity investment change in interest	1,755	1,407	—	—	—
Other income (expense)	33	(4,677)	(1,250)	—	—
Interest income	4,312	9,393	11,678	4,227	2,925

Income (loss) before income taxes, net equity loss from investees and loss from discontinued operations	(240,698)	(188,401)	83,934	48,963	18,024
Income tax provision (benefit)	(18,585)	(3,091)	33,925	18,506	8,660

Income (loss) before net equity loss from investees and loss from discontinued operations	(222,113)	(185,310)	50,009	30,457	9,364
Net equity loss from investees	(349)	(499)	(878)	(157)	—

Income (loss) from continuing operations	(222,462)	(185,809)	49,131	30,300	9,364
Loss from discontinued operations	(6,741)	(3,959)	(2,171)	—	—

Net income (loss)	$(229,203)	$(189,768)	$46,960	$30,300	$9,364

Basic net income (loss) per share:
Income (loss) from continuing operations	$(1.78)	$(1.50)	$0.41	$0.27	$0.09
Loss from discontinued operations	$(0.05)	$(0.03)	$(0.02)	$—	$—

	$(1.83)	$(1.53)	$0.39	$0.27	$0.09

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(1.78)	$(1.50)	$0.37	$0.24	$0.08
Loss from discontinued operations	$(0.05)	$(0.03)	$(0.02)	$—	$—

	$(1.83)	$(1.53)	$0.35	$0.24	$0.08

Weighted average common shares	124,961	124,256	119,191	111,418	104,456
Weighted average dilutive common share equivalents	—	—	14,573	14,208	10,348

Weighted average common shares and dilutive common share equivalents	124,961	124,256	133,764	125,626	114,804

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Balance Sheet Data:
Working capital	$135,325	$243,699	$318,467	$257,251	$121,779
Total assets	262,653	474,870	604,154	343,189	182,955
Long-term debt, less current portion	—	—	—	—	—
Total stockholders’ equity(4)	$155,804	$380,770	$525,400	$304,959	$154,814

(1)	The Company ceased operations of its Japanese subsidiary in December 2002. As a result, operating results of this subsidiary for 2002 and for all prior periods presented have been collapsed and reclassified into a single line item under the caption “loss from discontinued operations.” See Note 17 in the Notes to Consolidated Financial Statements.

(2)	This selected consolidated financial data gives retroactive effect to our acquisition of Adjacency, Inc. (Adjacency) in March 1999, which has been accounted for as a pooling-of-interests. As a result of this business combination, the financial information shown above has been restated to include the accounts and results of operations of Adjacency for all periods presented.

(3)	All share and per share data have been retroactively adjusted to reflect the two-for-one stock splits effected as 100 percent stock dividends paid on August 28, 2000, November 5, 1999 and March 9, 1998.

(4)	On January 1, 2002, we adopted Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and ceased amortizing goodwill. During the years ended December 31, 2001, 2000, 1999 and 1998, our operating results include $18.9 million, $7.5 million, $1.4 million and $397,000, respectively, of goodwill amortization. In addition, certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation. The reclassifications had no effect on reported net income (loss).

(5)	We have never declared or paid any cash dividends.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Sapient, a leading business and technology consultancy, helps Global 2000 clients achieve measurable business results through the rapid application and support of advanced technology, primarily on a fixed-price basis. We are focused on making technology matterSM, by identifying, implementing and supporting technology-enabled solutions that create near- and long-term business value for our clients. We create value for our clients through our unique approach: a passion for delivering measurable business results; a fundamentally different methodology; a commitment to fixed-price and fixed-time delivery; our expertise in globally distributed delivery; and our ability to design our solutions for adoption.

      The market for advanced technology consulting services, including our services, has declined significantly since the second half of 2000. As a result of this decrease in demand, our service revenues for the twelve months ended December 31, 2002 decreased 47% from our service revenues for the twelve months ended December 31, 2001, and decreased 65% from our service revenues for the twelve months ended December 31, 2000. Our net loss from continuing operations increased to $222.5 million for the twelve months ended December 31, 2002 from $185.8 million for the twelve months ended December 31, 2001. As a result of these losses, we reduced our work force and consolidated office space in cities where we had multiple office locations or excess office space at various times in 2001 and 2002. We also closed our Australia office in 2001 and discontinued our operations in Japan in December 2002. Our cash used in operations for the twelve months ended December 31, 2002 was $69.5 million and we have accrued restructuring costs, primarily related to vacated facilities, of $73.6 million at December 31, 2002. Our cash, cash equivalents, restricted cash and marketable investments at December 31, 2002 were $181.4 million. We believe that our existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet our working capital, capital expenditure, restructuring and stock repurchase program requirements for at least the next 12 months. However, if the demand for our services remains weak or declines further, we may incur additional losses and negative cash flows, and these could be significant.

      During the second half of 2002, we began to see some stabilization in our service revenues. During the first half of 2002, our service revenues for the three months ended June 30, 2002 decreased 19% from our service revenues for the three months ended March 31, 2002, following a decline of 21% from our service revenues for the three months ended December 31, 2001. For the three month periods ended September 30, 2002 and December 31, 2002, however, our service revenues increased 8% and decreased 3%, respectively, from our service revenues during the preceding three month period. Our annualized service revenues per billable employee improved from $109,000 for the three months ended June 30, 2002 to $137,000 for the three months ended December 31, 2002. Our utilization rate improved from 52% for the three months ended June 30, 2002 to 64% for the three months ended December 31, 2002. Throughout the year, we have seen an increase in the percentage of our service revenues generated from governmental clients, both in the United States and in the United Kingdom, which increased from 8% for the three months ended March 31, 2002 to 21% for the three months ended December 31, 2002. We expect that service revenues from governmental clients will remain significant in the near future. On January 30, 2003, in a conference call announcing our financial results for the three months ended December 31, 2002, we estimated that our service revenues for the three months ended March 31, 2003 would be in the range of $41.0 to $44.0 million, based on our then-current revenue projections, and that we would recognize a net loss for this period. Within our individual business units, we do not expect any material changes in our service revenues compared to the three months ended December 31, 2002.

      Throughout 2002, we also achieved continual reductions in our project personnel costs, before reimbursable expenses, selling and marketing costs and general and administrative costs. Our project personnel costs, before reimbursable expenses, selling and marketing costs and general and administrative costs declined 31% to $50.0 million for the three months ended December 31, 2002, from $72.2 million for the three months ended March 31, 2002. As a result of our restructuring actions and other cost-cutting actions, we expect to realize further cost reductions in 2003. On January 30, 2003, in a conference call announcing our financial results for the three months ended December 31, 2002, we estimated that these costs for the three months ended March 31, 2003 would be in the range of $47.0 to $48.0 million.

      Although we believe we are seeing signs of stabilization in our business, the economic outlook is still uncertain. We believe that technology spending by large companies will remain weak over the next several quarters and we cannot predict when the market for technology consulting services will significantly improve. When the market does improve, we cannot predict whether, and to what extent, the demand for our services will increase. Any decline in our service revenues will have a significant impact on our financial results, particularly because a significant portion of our operating costs (such as personnel, rent and depreciation) are fixed in advance of a particular quarter. As a result, despite cost savings realized from our restructuring plans, our costs for project personnel, sales and marketing and general and administrative could continue to increase as a percentage of revenues, thereby affecting our operating results.

      Our Global Distributed DeliverySM (GDD) methodology continues to increase in importance, both as a percentage of our projects and as a percentage of our service revenues. We created this proprietary methodology in 2000, which allows us to provide high-quality solutions within accelerated 24-hour delivery time frames, by utilizing India’s highly skilled technology specialists, lower costs and the time differences between India and the countries we serve. We also employ our GDD methodology to provide support and maintenance. Throughout the year, we saw an increase in our utilization rate relating to people based in India, from 63% for the three months ended March 31, 2002 to 76% for the three months ended December 31, 2002. We expect utilization rates in India to continue to increase in the first quarter of 2003. For the twelve months ended December 31, 2002, projects with a GDD component accounted for 45% of our total service revenues, compared to 27% for the twelve months ended December 31, 2001.

      Our future segment and overall Company revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. In addition, revenues from a large project or client may constitute a significant portion of our total revenues in a particular quarter.

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

•	Revenue Recognition and Allowance for Doubtful Accounts. We recognize revenue from the provision of professional services under written service contracts with our clients. We derive a significant portion of our revenue from fixed-price, fixed-time contracts. Revenue generated from fixed-price contracts, with the exception of support and maintenance contracts, is recognized based on the ratio of labor hours incurred to estimated total labor hours. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. Revenue generated from fixed-price support and maintenance contracts is recognized ratably over the contract term. Revenue from time-

and-materials contracts is recognized as services are provided. Our project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, which may result in revisions to the amount of recognized revenue for a contract. Certain contracts provide for revenue to be generated based upon the achievement of certain performance standards. Revenue will be recognized when those performance standards are achieved. No revenue has been recognized to date for performance standards.

If we do not accurately estimate the resources required or the scope of work to be performed for a contract or we do not manage the project properly within the planned time period, then we may recognize a loss on the contract. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. We have committed unanticipated additional resources to complete projects in the past, which has resulted in lower than anticipated profitability or losses on those contracts. We expect that we will experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the process, which could result in a fixed price that turns out to be too low and, therefore, could adversely affect our business, financial condition and results of operations.

In some instances during 2001 and 2000, we provided services to clients in exchange for equity instruments of the client. We measure the fair value of the equity instrument on the date the parties come to a mutual understanding of the terms of the arrangement and a commitment for performance by us to earn the equity instruments is reached, or when the equity is earned, whichever occurs earlier. We did not receive any equity for services rendered for the year ended December 31, 2002. For the years ended December 31, 2001 and 2000, $156,000 and $2.1 million, respectively, of equity was received for services rendered.

We recognize revenue for services where collection from the client is probable. We establish billing terms at the time project deliverables and milestones are agreed. Our normal payment terms are 30 days from invoice date. Earnings recognized in excess of the amounts invoiced to clients are classified as unbilled revenues. Amounts invoiced to clients in excess of revenue recognized are classified as deferred revenues. Our project delivery and business unit finance personnel continually monitor timely payments from our clients and assess any collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection and write-off experience, current trends, credit policy, detailed analysis of specific client situations and percentage of our accounts receivable by aging category. While such credit losses have historically been within our expectations and the allowances we established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

In November 2001, the Emerging Issues Task Force (EITF) issued Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-Of-Pocket” Expenses Incurred.” This pronouncement requires that reimbursements received for out-of-pocket expenses incurred be characterized as revenue in our statement of operations. We incur incidental expenses in the delivery of services to our clients that are commonly referred to as “out-of-pocket” expenses. These expenses include, but are not limited to, travel and related charges. Accordingly, we adjusted revenue for all periods reported to include the reimbursable expenses billed to clients. Previously, these expense reimbursements were classified as a reduction of project personnel costs. This change in classification had no effect on current or previously reported net income (loss) or net income (loss) per share.

•	Accounting for Income Taxes. We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and net operating loss and tax credit carryforwards. Our financial statements contain fully reserved deferred tax assets which have arisen primarily as a result of net operating losses incurred in 2001 and 2002, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of net operating losses incurred in 2001 and 2002, anticipated additional net operating losses for the first quarter of 2003 and uncertainty as to the extent and timing of profitability in future periods, we have continued to record a full valuation allowance, which was approximately $115.8 million as of December 31, 2002. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

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

If such circumstances exist, we evaluate the carrying value of long-lived assets, other than goodwill, to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. We determined that an interim impairment test of long-lived assets at June 30, 2002 was necessary due to the significant decline in our market capitalization, as determined by our stock price. We determined as a result of this test that the expected undiscounted cash flows related to our long-lived asset groups would not recover the carrying value of the assets over their remaining useful lives. Accordingly, we compared the carrying amounts of our long-lived assets to their estimated fair values. Fair values were estimated using methods such as estimated replacement cost and relief from royalty. Based on the analysis at June 30, 2002, the fair values of certain intangible assets were below their carrying values and an impairment charge of $5.6 million was recognized in the statement of operations under the caption “Impairment of goodwill and intangible assets” for the twelve months ended December 31, 2002. The valuation of long-lived assets requires significant estimates and assumptions, including fair value estimates such as estimated replacement cost and relief from royalty. These estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. If different estimates or adjustments were used, it is reasonably possible that our analysis would have generated materially different results.

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” beginning January 1, 2002, we ceased amortization of goodwill, which was approximately $101.8 million at that time. We performed an impairment review of our goodwill as of January 1, 2002, under the transitional provisions of SFAS 142. We identified our reporting units, allocated assets and liabilities to the reporting units and performed impairment tests on the goodwill associated with each of the reporting units by comparing the reporting units’ book value to their estimated fair value. Assets and liabilities, including goodwill, were allocated to reporting units based on factors such as specific identification, percentage of revenue and headcount. The fair value of the reporting units was estimated considering a market multiple of revenue approach. During the three months ended June 30, 2002, we completed the transitional impairment test of goodwill and concluded that no impairment of the goodwill had occurred as of January 1, 2002. By June 30, 2002, our stock price had declined significantly from January 1, 2002, at which point our market capitalization, based on our stock price, was below our book value, and we determined that an interim goodwill impairment test should be performed. Our stock price at January 2, 2002 was $7.25 per share and declined to $1.06 per share at June 28, 2002. Based on the analysis at June 30, 2002, the carrying amount of all reporting units exceeded their fair values and a goodwill impairment charge of $101.8 million, representing 100% of the goodwill balance, was recognized in the statement of operations under the caption “Impairment of goodwill and intangible assets” for the twelve months ended December 31, 2002. The valuation of long-lived assets requires significant estimates and assumptions, including fair value estimates of reporting units based on a market multiple of revenue approach. These estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. If different estimates or adjustments were used, it is reasonably possible that our analysis would have generated materially different results.

•	Restructuring and Other Related Charges. We established exit plans for each of the restructuring activities which took place in 2001 and 2002 and accounted for these plans in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” We specifically identified all employees whose employment was to be terminated and notified them prior to the end of the quarter in which the related restructuring charge was recorded. The consolidation of facilities required us to make estimates, including contractual rental commitments or lease buy-outs for office space being vacated and related costs, leasehold improvement write-downs, offset by estimated sub-lease income. We review on at least a quarterly basis our sub-lease assumptions. These estimates include anticipated rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. We changed our original estimates in 2001 and the fourth quarter of 2002 due to changing real estate markets, which resulted in net additional restructuring charges. During the third quarter of 2002, we recognized a restructuring credit, which primarily related to savings in outplacement services and facility costs. If the rental markets continue to change, our sub-lease assumptions may not be accurate and it is possible that changes in these estimates would materially affect our financial condition and results of operations. Our remaining cash lease commitments related to restructured facilities are approximately $90.5 million, of which 67% is accrued in the accompanying consolidated balance sheet, and the remaining 33% relates to sub-lease assumptions. We have entered into signed sub-lease arrangements for approximately $8.0 million, with the remaining $22.0 million for future estimated sub-lease arrangements. If the estimated sub-lease dates were to be extended by six months, based on our current estimates, we would potentially have to recognize an additional $2.6 million in our statement of operations for restructuring and other related charges.

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It supersedes the guidance in EITF Issue No. 94-3. Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, however, we will continue to follow the guidance of EITF No. 94-3 for any changes in our restructuring estimates for the initiatives implemented in 2001 and 2002.

•	Contingent Liabilities. We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various pending or threatened legal claims and administrative audits which have arisen in the ordinary course of our business. We have an accrual at December 31, 2002 of approximately $858,000 related to those items that remain outstanding. The ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than amounts previously accrued by us.

Off-Balance Sheet Arrangements

      We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements, other than our 50%-owned joint venture in Milan, Italy. See “Equity Investments” in this Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 18 and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a more detailed discussion of this joint venture. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources.

Effect of Certain Transactions

Acquisitions

      We have consummated three acquisitions during the past three years. These acquisitions were accounted for as purchases, and, accordingly, the purchase price for each acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values. The results of operations for each acquired company are included in our consolidated statement of operations from the date of acquisition. The following are details for each of these acquisitions:

•	On October 25, 2000, we consummated an agreement to acquire The Launch Group Aktiengesellschaft (TLG), a provider of strategy and business consulting services in Germany. In connection with the acquisition, we invested approximately $2.2 million in cash directly into TLG, issued approximately 671,000 shares of our common stock to selling shareholders, and issued approximately 1,529,000 shares of our common stock to the former TLG employees continuing with the Company. These shares are restricted and subject to vesting based on continued employment with the Company. The restricted shares had a value of $10.0 million upon issuance, and are being amortized over the vesting period of 4.0 years. Approximately $2.0 million of deferred compensation relating to these restricted shares has been reversed due to employees leaving the Company prior to vesting.

•	On August 28, 2000, we acquired all of the outstanding common stock of Human Code, Inc. (Human Code) in exchange for approximately 1,508,000 shares of our common stock and options to purchase approximately 471,000 shares of our common stock, and direct acquisition costs of approximately $1.9 million. In 2001, 150,334 shares were returned to Sapient upon the resolution of an indemnification claim asserted by us pursuant to the terms of the acquisition agreement. These shares were valued at approximately $944,000, the fair value of the shares on the date that the former Human Code shareholders agreed to the return of the shares, and were recorded as a reduction to goodwill. Prior to the acquisition, options to purchase approximately 2,864,000 shares of Human Code common stock were outstanding at exercise prices between $0.10 and $3.25 per share. As a result of the acquisition, we assumed these outstanding Human Code stock options and converted them into options to purchase approximately 471,000 shares of our common stock at exercise prices between $1.00 and $32.64 per share. The options vest ratably over periods up to four years. We recorded deferred compensation of

$11.2 million related to the intrinsic value of the unvested options. Approximately $7.3 million of deferred compensation has been reversed due to employees leaving the Company prior to vesting.

•	On June 30, 2000, we invested $2.0 million in HWT, Inc. (HWT, formerly HealthWatch Technologies, LLC) in connection with a reorganization of HWT. As a result of this investment and reorganization, our equity ownership of HWT increased to approximately 55%, which resulted in us assuming control of HWT as of that date. Prior to the reorganization, we had a less than 50%, non-controlling ownership interest in HWT and accounted for this investment using the equity method of accounting. Our consolidated statements of operations include the results of operations of HWT from the date of this additional investment.

On January 24, 2003, we increased our ownership percentage in HWT to 69% by purchasing a total of 587,092 shares of HWT common stock from Jerry A. Greenberg and J. Stuart Moore, our Co-Chairmen and Co-CEOs, for a total purchase price of $557,737, in cash. The purchase price per share paid to Messrs. Greenberg and Moore was $0.95, which represented a substantial loss from their cost basis per share of $5.00. Messrs. Greenberg and Moore are no longer shareholders of HWT. We also commenced a tender offer on January 24, 2003 to purchase the remaining shares of HWT, for $1.05 per share, in cash. The tender offer period expired on February 24, 2003. As a result of the tender offer, we purchased a total of 773,151 shares of HWT common stock, for a total purchase price of $811,809, and our ownership percentage in HWT increased from 69% to 85%.

Prior to engaging in the above-referenced transactions, our Board of Directors first obtained an independent valuation of the fair market value of HWT’s common stock. The valuation firm concluded that the fair market value of each share of HWT common stock was between $1.05 per share and $1.29 per share. After considering this valuation, our Board of Directors decided to offer to pay $1.05 for each outstanding share of HWT common stock in the tender offer, and $0.95 per share for each outstanding share of HWT common stock owned by Messrs. Greenberg and Moore. The Board of Directors believed that the $0.95 per share price for Messrs. Greenberg and Moore was advisable to counter any perception that Messrs. Greenberg and Moore received a favorable price for their HWT shares because of their positions as executive officers and Directors of Sapient. The Board then obtained a fairness opinion, in which the valuation firm opined that the $1.05 and $0.95 purchase prices were fair, from a financial point of view, to the shareholders of Sapient. The firm did not express any opinion as to whether the $1.05 or $0.95 purchase prices were fair to the shareholders of HWT or Messrs. Greenberg and Moore, respectively.

We engaged in the above-described transactions for two reasons. First, we believe that HWT continues to be a good strategic fit with our long-term business objectives. By increasing our ownership in HWT, we are able to more closely align HWT’s business, financial results and executive management with Sapient. Second, we purchased all of the HWT shares owned by Messrs. Greenberg and Moore in order to eliminate any appearance of a potential conflict of interest that might be deemed to arise from Messrs. Greenberg and Moore owning stock of both HWT and Sapient, while also serving as Sapient’s Co-Chairmen and Co-CEOs. Although we do not believe that their ownership of HWT shares has presented any actual conflict of interest to date, we wanted to avoid the possibility of any such conflict arising in the future.

Equity Investments

      On October 25, 2000, we invested $3.7 million in Dream Incubator, Inc. (DI), a management consulting company that develops strategies for e-businesses in Japan, and acquired a 19% interest. Under the terms of our investment agreement with DI, we had a seat on DI’s board of directors, with special voting rights and other privileges, and we therefore used the equity method of accounting for this investment. During the year ended December 31, 2001, our equity ownership percentage in DI was diluted from 19% to approximately 17% due to the sale by DI of shares to new investors. In May 2002, our equity ownership percentage in DI was further diluted from approximately 17% to approximately 15.7%, as a result of a public offering of DI’s common stock. Both rounds of financing were at a higher price per share than we previously paid and we recorded gains of $1.8 million and $1.4 million for the years ended December 31, 2002 and 2001, respectively, as a result of the change in equity interest. On October 25, 2000, DI acquired a 12% equity interest in Sapient KK, our Japanese subsidiary, for $1.3 million in cash. The excess cash payment of $347,000 over our carrying value of Sapient KK was recorded as a component of stockholders’ equity, due to the start up nature of Sapient KK. DI provided Sapient KK with start up services including strategy, temporary management, recruiting and other services. Prior to this transaction, we owned 100% of this subsidiary. We incurred costs of approximately $9,000, $361,000 and $863,000 in start up services provided by DI to Sapient KK for the years ended December 31, 2002, 2001 and 2000, respectively.

      During the fourth quarter of 2002, we discontinued our Sapient KK operations in Japan. On November 14, 2002, as part of the dissolution of Sapient KK, the Company and DI agreed to unwind the cross ownership position between DI and Sapient KK, in exchange for DI lifting certain trading restrictions on its common stock owned by us. We transferred approximately 1,400 shares of DI, having a fair market value of approximately $1.0 million, to DI, in return for DI’s transfer to us of DI’s 12% minority interest in Sapient KK. Under the regulations of the Tokyo Stock Exchange, we were required to make a cash payment of approximately $1.0 million to DI for the Sapient KK shares being transferred to us. The payment was then transferred back to us by DI for the DI shares being transferred to DI. This cash payment for the minority interest became part of our investment basis in Sapient KK, which was reduced to zero upon dissolution of Sapient KK and is included in our loss from discontinued operations for the twelve months ended December 31, 2002. In addition, our designee on DI’s Board of Directors resigned his position as a Director of DI. DI is a public company traded in Japan, and we are selling our remaining shares of DI common stock as market conditions permit. As of December 31, 2002, we sold 1,000 shares of the 11,273 remaining shares that we owned after the unwinding of the cross ownership, resulting in net cash proceeds of approximately $585,000, and a gain of approximately $43,000. As of November 2002, we will use the cost method of accounting for this investment, because we no longer have the ability to significantly influence DI. After that date, any gains or losses recognized on the sale of shares from this investment or any write-down of the investment due to the decline in the value of the investment below its book value that is considered “other than temporary” will be included as non-operating income (loss) in our consolidated statement of operations.

      In September 1999, we commenced a joint venture, Sapient S.p.A., in Milan, Italy. The joint venture provides business and technology consulting in Italy. We own 50% of the voting stock of this joint venture and use the equity method of accounting because we have the ability to significantly influence, but not control, the joint venture. We had call option rights to purchase one additional share in January 2002 and January 2003 at a price equal to its nominal value, which were not exercised. We also have the option to purchase the remaining ownership interests in the joint venture in January 2004 and each quarter of 2004 at a price determined using a formula based on an appraised fair market value and a multiple of projected earnings. We cannot be sure when, or if, we will exercise these remaining options. During 2002, 2001 and 2000, we recognized approximately $229,000, $1.6 million and $1.4 million, respectively, in net revenues from consulting services provided to Sapient S.p.A., in accordance with the joint venture agreement. In addition to recognizing revenue, we reduced general and administrative expenses by approximately $100,000, $322,000 and $992,000 for start-up and administrative services billed to the joint venture during 2002, 2001 and 2000, respectively. At December 31, 2001, we had receivables due from Sapient S.p.A., of approximately $434,000. We had no net receivables due from this entity at December 31, 2002. We originally invested approximately $2.0 million in the joint venture. Due to losses incurred by Sapient S.p.A. since its inception, our investment balance was reduced to zero during the second half of 2002.

      In the future there may be changes to our equity investment and, if gain or loss recognition is appropriate, the amount will be recognized as non-operating income (loss) in our consolidated statement of operations.

     Related Party Transactions

      On January 31, 2000, we entered into a strategic relationship with a client which included, among other things, our becoming a preferred supplier to that client and its affiliated entities. As part of the relationship, our Co-CEOs and Co-Chairmen of the Board of Directors each issued a $10.0 million convertible note to the client. The notes were convertible into shares of our common stock owned by the Co-CEOs and Co-Chairmen at a conversion rate equal to the closing price of our common stock on the date the convertible notes were executed. The client’s ability to convert the notes was subject to certain vesting restrictions, based upon the client’s payment of certain levels of consulting revenues to Sapient within prescribed time frames. During the three months ended June 30, 2002, our Co-CEOs and Co-Chairmen of the Board of Directors each repaid these notes in full. The client had not converted any portion of the notes into shares of our common stock prior to the repayment and there are no future conversion rights which remain in existence.

     Discontinued Operations

      In December 2002, we ceased operations in Japan. Our financial statements and all financial information included in this report for 2002 and prior periods reflect the results of operations for Japan as a single line item listed as “loss from discontinued operations.”

Results of Operations

      The following table sets forth the percentage of revenues of items included in our Consolidated Statements of Operations:

	Years Ended
	December 31,

	2002	2001	2000

Revenues:
Service revenues	100%	100%	100%
Reimbursable expenses	5	6	7

Total gross revenues	105	106	107
Operating expenses:
Project personnel costs, before reimbursable expenses	77	71	49
Reimbursable expenses	5	6	7

Total project personnel costs	82	77	56
Selling and marketing costs	15	8	7
General and administrative costs	46	40	27
Restructuring and other related charges	38	31	—
Impairment of goodwill and intangible assets	62	—	—
Amortization of intangible assets	2	9	2
Stock-based compensation	2	1	—

Total operating expenses	247	166	92

Income (loss) from operations	(142)	(60)	15
Gain on equity investment change in interest	1	—	—
Other expense	—	(1)	—
Interest income	2	3	2

Income (loss) before income taxes, net equity loss from investees and loss from discontinued operations	(139)	(58)	17
Income tax provision (benefit)	(11)	(1)	7

Income (loss) before net equity loss from investees and loss from discontinued operations	(128)	(57)	10
Net equity loss from investees	—	—	—

Income (loss) from continuing operations	(128)	(57)	10
Loss from discontinued operations	(4)	(1)	(1)

Net income (loss)	(132)%	(58)%	9%

     Years Ended December 31, 2002 and 2001

     Service Revenues

      Service revenues for 2002 decreased 47% from service revenues for 2001. The decrease in our service revenues was primarily attributable to a decline in the demand for advanced technology consulting services in the United States, including our services. We began to see stabilization in our revenues in the second half of 2002, and we expect this stabilization to continue in the three months ended March 31, 2003. The percentage of our revenues attributable to support and maintenance projects is increasing, growing to 7% of our total service revenues for the twelve months ended December 31, 2002 from 4% for the twelve months ended December 31, 2001.

      In 2002, our five largest clients accounted for approximately 23% of our revenues in the aggregate; no client accounted for more than 10% of such revenues and one client accounted for more than 5% of such revenues. In 2001, our five largest clients accounted for approximately 23% of our revenues in the aggregate; no client accounted for more than 10% of such revenues and two clients each accounted for more than 5% of such revenues.

Project Personnel Costs, Before Reimbursable Expenses

      Project personnel costs, before reimbursable expenses, consist principally of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client, and represent the most significant expense we incur in providing our services. Project personnel costs, before reimbursable expenses, increased as a percentage of revenues to 77% in 2002 from 71% in 2001, due to declining billing rates for earned revenue and our lower revenue base. Due to the restructuring actions taken during 2002, project personnel costs decreased as a percentage of revenues and in total dollars over the course of the year. Project personnel costs as a percentage of revenues decreased from 84% for the three months ended March 31, 2002 to 66% for the three months ended December 31, 2002. Furthermore, the number of project personnel declined from 1,859 at December 31, 2001 to 1,163 at December 31, 2002. Project personnel costs for the year ended December 31, 2002 decreased 42% from project personnel costs for the year ended December 31, 2001. In connection with the restructuring plans implemented in 2002 and other cost savings measures, we expect project personnel costs to decrease during 2003. If our service revenues decline during 2003, project personnel costs could increase as a percentage of revenues.

Selling and Marketing Costs

      Selling and marketing costs consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel and promotional costs. Selling and marketing costs increased as a percentage of revenues to 15% in 2002 from 8% in 2001. This percentage increase was primarily due to a declining revenue base. The absolute decrease in selling and marketing costs for the year ended December 31, 2002 was primarily due to a decrease in the number of selling and marketing personnel from 92 at December 31, 2001 to 64 at December 31, 2002, due to workforce reductions from our restructuring actions and related decreases in travel expenses and marketing promotions. In connection with the restructuring plans implemented in 2002 and other cost savings measures, we expect selling and marketing costs to decrease during 2003. If our service revenues decline during 2003, selling and marketing costs could increase as a percentage of revenues.

General and Administrative Costs

      General and administrative costs relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, recruiting, training and administrative groups, and depreciation and occupancy expenses. General and administrative costs increased as a percentage of revenues to 46% in 2002 from 40% in 2001 due primarily to fixed personnel, rent and depreciation costs incurred in anticipation of expected revenue stabilization earlier in the year, which did not materialize, and the decline in our revenue base. Due to the restructuring actions taken during 2002, general and administrative costs decreased as a percentage of revenues and in total dollars during the course of the year. General and administrative costs as a percentage of revenues decreased from 50% for the three months ended March 31, 2002 to 39% for the three months ended December 31, 2002. Furthermore, the number of general and administrative personnel declined from 445 at December 31, 2001 to 264 at December 31, 2002. General and administrative costs for the year ended December 31, 2002 decreased 38% from general and administrative costs for the year ended December 31, 2001. Our total headcount decreased from 2,396 at December 31, 2001 to 1,491 at December 31, 2002. Total occupancy at December 31, 2002 was approximately 332,000 square feet, compared to approximately 701,000 square feet at December 31, 2001. In connection with our restructuring plan implemented in December 2002, which will reduce our administrative workforce and office space, general and administrative costs should decrease further during 2003. If our service revenues decline during 2003, general and administrative costs could increase as a percentage of revenues.

Restructuring and Other Related Charges

      As a result of the decline in the demand for advanced technology consulting services that began in the second half of 2000, and the resulting decline in our service revenues, we restructured our workforce and operations in March 2001, July 2001, February 2002, June 2002 and December 2002. In connection with the restructuring plan implemented in December 2002, we recorded restructuring and other related charges of $12.0 million, consisting of $7.1 million for workforce reductions, $4.4 million for consolidation of facilities and $0.5 million for the write-down of other depreciable assets during the three months ended December 31, 2002. The December 2002 restructuring is expected to result in the termination of 179 employees in total, of whom 74 remained employed by us as of December 31, 2002, who are expected to be terminated in the first and second quarters of 2003 upon completion of project assignments. Of the terminated employees, 70% are project personnel, 10% are selling and marketing personnel and 20% are general and administrative personnel. In connection with the termination of certain former TLG employees, we accelerated the vesting of approximately 138,000 shares of restricted common stock as part of their severance packages, resulting in a non-cash charge of approximately $903,000, which is included in the $7.1 million workforce reduction charge. The December 2002 restructuring plan also included further consolidation of office space. Estimated costs for the reduction in physical office space are composed of contractual rental commitments for office space being vacated and related costs, brokerage and related costs to sublet the office space, leasehold improvement write-downs, offset by estimated sub-lease income. The total reduction of office space will be approximately 39,000 square feet, 93% of which was vacated as of December 31, 2002. We estimate future cost savings of approximately $5.0 million per quarter upon full implementation of the plan, of which approximately 66% relates to project personnel costs, 9% relates to selling and marketing costs and 25% relates to general and administrative costs, including facilities. We recorded an additional $0.6 million restructuring charge during the three months ended December 31, 2002 due to changes in estimates for charges recorded in prior quarters, primarily due to changing real estate markets.

      For the three months ended September 30, 2002, we recorded a $5.1 million restructuring credit for charges recorded in prior quarters. The credit is the result of savings in outplacement services and facility costs, net of restructuring charges of $1.5 million for workforce reductions and facility charges primarily in connection with the planned closure of our Japan office in December 2002. Included in the restructuring charge is approximately $662,000 related to Japan which is now included in our loss from discontinued operations for the year ended December 31, 2002. The restructuring charge for the Japan office closure resulted in the termination of 33 employees in total. The total reduction of office space was approximately 8,600 square feet, all of which was vacated as of December 31, 2002.

      In connection with the restructuring plan implemented in June 2002, we recorded restructuring and other related charges of $9.8 million, consisting of $3.1 million for workforce reductions, $6.2 million for consolidation of facilities and $0.5 million for the write-down of other depreciable assets during the three months ended June 30, 2002. The June 2002 restructuring resulted in the termination of 106 employees, none of whom remained employed by us as of December 31, 2002. Of the terminated employees, 76% were project personnel, 4% were selling and marketing personnel and 20% were general and administrative personnel. The June 2002 restructuring plan also included further consolidation of office space, including the closing of our Houston and Denver offices. Estimated costs for the reduction in physical office space are composed of contractual rental commitments for office space being vacated and related costs, brokerage and related costs to sublet the office space, leasehold improvement write-downs, offset by estimated sub-lease income. The total reduction of office space was approximately 52,000 square feet, all of which was vacated as of December 31, 2002. We realized cost savings from the June 2002 restructuring actions of approximately $4.4 million for the twelve months ended December 31, 2002, of which approximately 65% relates to project personnel costs, 3% relates to selling and marketing costs and 32% relates to general and administrative costs, including facilities.

      In connection with the restructuring plan announced in February 2002, we recorded restructuring and other related charges of $48.7 million, consisting of $12.9 million for workforce reductions, $35.0 million for consolidation of facilities and $0.8 million for the write-down of other depreciable assets during the three months ended March 31, 2002. We reduced our headcount by a total of 415 project personnel. Significant actions were also taken to streamline internal operations, including reductions in physical space and the reduction of 130 selling and marketing and general and administrative employees. In total, the February 2002 restructuring plan resulted in the termination of 545 employees, none of whom remained employed by us as of December 31, 2002. Of the terminated employees, 76% were project personnel, 3% were selling and marketing personnel and 21% were general and administrative personnel. Estimated costs for the reduction in physical office space are composed of contractual rental commitments for office space being vacated and related costs, brokerage and related costs to sublet the office space, leasehold improvement write-downs, offset by estimated sub-lease income. The total reduction of office space was approximately 291,000 square feet, all of which was vacated as of September 30, 2002. We realized cost savings from the February 2002 restructuring actions of approximately $48 million for the twelve months ended December 31, 2002, and we estimate future cost savings of approximately $15 million per quarter, of which approximately 62% relates to project personnel costs, 2% relates to selling and marketing costs and 36% relates to general and administrative costs, including facilities.

      In connection with the restructuring plans announced in March 2001 and July 2001, we recorded restructuring and other related charges of $100.6 million during 2001. The restructuring plans resulted in the termination of 1,251 employees. The restructuring plans also included closing our Sydney, Australia office and consolidating office space in other cities where we had multiple office locations. Included in the restructuring charge is $561,000 related to our Japan subsidiary which is now included in our loss from discontinued operations for the year ended December 31, 2001. Estimated costs for the consolidation of facilities are composed of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space, leasehold improvement write-downs, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 639,000 square feet.

      These restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the future resulting in additional adjustments and the effect could be material.

      Charges for restructuring and other related activities as of, and for, the twelve months ended December 31, 2002 and 2001 were as follows (in thousands):

		Additional	Additional	Additional	Additional		Utilized
	Balance	Charge-	Charge-	Charge-	Charge-	Adjust-			Balance
	12/31/01	Q1	Q2	Q3	Q4	ments	Non-Cash	Cash	12/31/02

Workforce	$1,635	$12,967	$3,100	$697	$7,119	$(643)	$(903)	$(18,839)	$5,133
Facilities	51,705	34,981	6,153	820	4,439	(3,883)	(3,968)	(21,804)	68,443
Depreciable assets	—	787	525	—	485	—	(1,797)	—	—

	$53,340	$48,735	$9,778	$1,517	$12,043	$(4,526)	$(6,668)	$(40,643)	$73,576

Current accrued restructuring costs									36,466

Non-current accrued restructuring costs									$37,110

				Utilized
	Original	Additional				Balance
	Charge	Charge	Adjustments	Non-Cash	Cash	12/31/01

Workforce	$11,948	$11,691	$852	$(67)	$(22,789)	$1,635
Facilities	33,285	23,549	13,217	(6,470)	(11,876)	51,705
Depreciable assets	2,109	2,769	1,220	(6,098)	—	—

	$47,342	$38,009	$15,289	$(12,635)	$(34,665)	$53,340

Current accrued restructuring costs						17,829

Non-current accrued restructuring costs						$35,511

Amortization of Intangible Assets

      For the years ended December 31, 2002 and 2001, amortization of intangible assets consists primarily of amortization of marketing assets, customer lists and developed technology resulting from our acquisitions. The decrease in amortization of intangible assets for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily related to the cessation of amortization of goodwill as of January 1, 2002, in accordance with SFAS No. 142, “Goodwill and other Intangible Assets.” We recorded approximately $18.9 million of amortization of goodwill for the twelve months ended December 31, 2001. We performed an impairment review of our goodwill as of January 1, 2002, under the transitional provisions of SFAS 142. We identified our reporting units, allocated assets and liabilities to the reporting units and performed impairment tests on the net goodwill associated with each of the reporting units by comparing the reporting units’ book value to their estimated fair value. Assets and liabilities, including goodwill, were allocated to reporting units based on factors such as specific identification, percentage of revenue and headcount. The fair value of the reporting units was estimated considering a market multiple of revenue approach. During the three months ended June 30, 2002, we completed the transitional impairment test of goodwill as of January 1, 2002, concluding that no impairment of the goodwill had occurred at that date. By June 30, 2002, our stock price had declined significantly from January 1, 2002, at which point our market capitalization, based on our stock price, was below our book value, and we determined that an interim goodwill impairment test should be performed. Based on our analysis at June 30, 2002, the carrying amount of all reporting units exceeded their fair values and a goodwill impairment charge of $101.8 million was recognized in the statement of operations under the caption “Impairment of goodwill and intangible assets,” for the twelve months ended December 31, 2002. This charge represented 100% of the goodwill balance at January 1, 2002. Our Japanese subsidiary did not have intangible assets and therefore goodwill amortization had no effect on discontinued operations.

      The following is a summary of reported income (loss) from continuing operations and basic and diluted income (loss) per share from continuing operations for the twelve months ended December 31, 2002, 2001 and 2000 as adjusted to remove the amortization of goodwill (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001	2000

Reported income (loss) from continuing operations	$(222,462)	$(185,809)	$49,131
Add back: Goodwill amortization	—	18,897	7,543

Adjusted income (loss) from continuing operations	$(222,462)	$(166,912)	$56,674

Basic income (loss) per share from continuing operations:
Reported basic income (loss) per share from continuing operations	$(1.78)	$(1.50)	$0.41
Goodwill amortization	$—	$0.15	$0.06

Adjusted basic income (loss) per share from continuing operations	$(1.78)	$(1.35)	$0.47

	Years Ended December 31,

	2002	2001	2000

Diluted income (loss) per share from continuing operations:
Reported diluted income (loss) per share from continuing operations	$(1.78)	$(1.50)	$0.37
Goodwill amortization	$—	0.15	$0.05

Adjusted diluted income (loss) per share from continuing operations	$(1.78)	$(1.35)	$0.42

      Also, in accordance with the provisions of SFAS 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” we determined that an interim impairment test of our long-lived intangible assets at June 30, 2002 was necessary due to the significant decline in our market capitalization, as determined by our stock price. Utilizing the lowest level of identifiable cash flows for each long-lived asset group, we determined that the expected undiscounted cash flows related to our long-lived asset groups would not recover the carrying value of the assets over their remaining useful lives. Accordingly, we compared the carrying amounts of our long-lived assets to their estimated fair values. Fair values were estimated using methods such as estimated replacement cost and relief from royalty. Based on the analysis at June 30, 2002, the fair values of certain intangible assets were below their carrying values and an impairment charge of $5.6 million was recognized in the statement of operations under the caption “Impairment of goodwill and intangible assets,” for the twelve months ended December 31, 2002. Amortization expense related to the intangible assets was $4.3 million and $9.2 million for the twelve months ended December 31, 2002 and 2001, respectively. Estimated amortization expense related to intangible assets is $598,000 for the three months ended March 31, 2003 and $1.4 million for the year ended December 31, 2003. The current balance of amortizable intangible assets will be fully amortized in 2003.

     Stock-Based Compensation

      Stock-based compensation consists of expenses for deferred compensation associated with the Human Code, TLG and Adjacency acquisitions. The decrease in stock-based compensation for the twelve months ended December 31, 2002 relative to the comparable period in 2001 was primarily due to the reduction of deferred compensation for people that were no longer employed by the Company. In connection with the TLG acquisition, in July 2001, we issued $10.0 million of restricted common stock to the former TLG employees continuing with the Company, of which approximately $1.9 million has not been amortized as of December 31, 2002. In connection with the termination of certain TLG employees to whom the deferred compensation relates, approximately $2.0 million of deferred compensation was reversed through additional paid-in-capital and approximately $903,000 was charged to restructuring and other related charges during the three months ended December 31, 2002. The total compensation charge was approximately $2.7 million and $2.1 million for the twelve months ended December 31, 2002 and 2001, respectively. Stock-based compensation for the twelve months ended December 31, 2002 includes a non-recurring catch-up adjustment of approximately $461,000 to correct the amortization period. We began to amortize the deferred compensation over a period of 4.75 years, commencing on the date of acquisition. The period should have been 4.0 years, which was corrected during the three months ended September 30, 2002. The remaining deferred compensation will be charged to operations at the rate of approximately $267,000 per quarter for each of the next seven quarters, and $91,000 for the final quarter.

      In connection with the acquisition of Human Code, we assumed the outstanding options granted under the Human Code 1994 Stock Option/ Stock Issuance Plan. The options vest ratably over periods up to four years. We originally recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options, of which $184,000 has not been amortized as of December 31, 2002. Due to the termination of Human Code employees to whom the deferred compensation relates, $374,000 and $6.9 million of deferred compensation was reversed through additional paid-in-capital during the twelve months ended December 31, 2002 and 2001, respectively. Stock-based compensation was approximately $342,000 and $2.0 million for the years ended December 31, 2002 and 2001, respectively. The remaining deferred compensation will be charged to operations at the rate of approximately $75,000 for the next two quarters, and $34,000 in total thereafter, spread over approximately two quarters.

      In connection with the acquisition of Adjacency, we assumed options under the Adjacency 1998 Stock Option Plan, and converted them into options to purchase 253,016 shares of our common stock. The shares vested ratably over three years starting on the date of employment, except for certain employees who were granted accelerated vesting upon a change-in-control of Adjacency. Stock-based compensation expense relating to these options was approximately $247,000 and $440,000 for the years ending December 31, 2001 and 2000, respectively. The deferred compensation has been fully amortized as of December 31, 2001.

      On October 23, 2002, we granted 324,500 shares of restricted common stock to senior officers of the Company. We did not make grants of restricted shares to Messrs. Greenberg and Moore. These shares will vest ratably over a period of four years. The stock-based compensation charge was approximately $17,000 for the three months ended December 31, 2002, and will be approximately $25,000 per quarter for the next 47 quarters, or $101,000 annually.

     Gain on Equity Investment Change in Interest

      In May 2002, our equity ownership percentage in DI was diluted from approximately 17% to approximately 15.7%, as a result of a public offering of DI’s common stock. Our equity ownership percentage in DI was previously diluted from approximately 19% to approximately 17% during the year ended December 31, 2001. In both periods, the dilution was due to the sale by DI of shares to new investors, which occurred at a higher price per share than we previously paid, we recorded gains of $1.8 million and $1.4 million for the years ended December 31, 2002 and 2001, respectively.

      During the fourth quarter of 2002, our designee on DI’s Board of Directors resigned as a Director of DI and we sold a portion of our DI investment. As of December 31, 2002, this investment is now classified as a cost method equity investment because we no longer have the ability to significantly influence DI. There will be no future gains or losses on equity investment change in interest related to this investment.

     Other Income (Expense)

      We classify all cost method equity investments of publicly traded companies as available-for-sale. Available-for-sale investments are reported at fair value as of each balance sheet date. Fair value is determined based on market quotations. Investments in equity securities for which fair value is not readily determinable are carried at cost. If the fair value of the investment declines below cost, we consider available evidence, including the duration and extent to which the market value has been less than cost, to evaluate the extent to which the decline is “other than temporary.” If the decline is considered other than temporary, the cost basis of the investment is adjusted down to fair value and the adjustment is included in our consolidated statement of operations. If the decline is considered temporary in nature, the adjustment is reflected as a component of other comprehensive income in the statement of stockholders’ equity. In 2002 and 2001, we recorded charges of approximately $271,000 and $4.8 million, respectively, to write-down certain investments we made in certain businesses because we considered the decline in the value of these investments to be other than temporary. Offsetting this charge, in 2002, we realized gains on the sale of DI shares of approximately $259,000 and recognized other income of approximately $44,000. Based on the market value of DI stock, we had approximately $290,000 of unrealized losses as of December 31, 2002.

     Interest Income

      Interest income was derived primarily from investment of the proceeds from our public stock offerings, which were invested primarily in U.S. government securities, tax-exempt, short-term municipal bonds and commercial paper. The decrease in interest income for the year ended December 31, 2002 was due to the decrease in the average cash and investment balances and lower interest rates, offset in part by transferring investment balances to higher interest bearing taxable securities.

     Provision (Benefit) for Income Taxes

      We have deferred tax assets which have arisen primarily as a result of net operating losses incurred in 2001 and 2002, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses incurred in 2001 and 2002 and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of $115.8 million and $72.6 million at December 31, 2002 and 2001, respectively. We recorded a net income tax benefit of $18.6 million for the twelve months ended December 31, 2002, of which $17.2 million relates to the enactment of “The Job Creation and Worker Assistance Act of 2002,” enacted March 9, 2002, which allowed us to carry back our tax net operating loss for U.S. federal purposes for an additional three years to 1996. We recorded a net income tax benefit of $3.1 million for the year ended December 31, 2001, which related primarily to a tax benefit for net operating loss carrybacks, reversals of temporary differences between book and tax accounting and foreign tax liabilities. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

     Net Equity Loss from Investees

      We use the equity method of accounting for investments when we have an ownership interest of 20% to 50% or the ability to exercise significant influence over an investee’s operating activities. Net equity loss from investees for the years ended December 31, 2002 and 2001 was approximately $349,000 and $499,000, respectively. This consisted of net losses from Sapient S.p.A. of approximately $506,000, offset by equity in net income from DI of approximately $157,000, for the year ended December 31, 2002 and net losses from Sapient S.p.A. of approximately $296,000 and from DI of approximately $203,000 for the year ended December 31, 2001.

      During the fourth quarter of 2002, our designee on DI’s Board of Directors resigned as a Director of DI and we sold a portion of our DI investment. There will be no future net equity income (loss) from this investment. Also, due to losses incurred by Sapient S.p.A. since its inception, our investment balance was reduced to zero during the second half of 2002. We will not recognize our share of Sapient S.p.A.’s earnings or losses until our investment recovers its value to above zero. We do not expect to recognize net equity income (loss) from this investment in 2003.

     Results by Operating Segment

      We are engaged in business activities which involve the provision of business and technology consulting services, primarily on a fixed-price basis. Through December 31, 2001, we operated in one operating segment. Effective January 1, 2002, we have discrete financial data by operating segments available based on our new method of internal reporting, which disaggregates our operations on a business unit basis for our United States operations and on a geographic basis for our international operations. Operating segments are defined as components of the Company for which separate financial information is available that is evaluated regularly by the chief operating decision maker. Management uses this information to manage resources and evaluate performance. Data was not available for comparative periods prior to January 1, 2002.

      We do not allocate certain selling and marketing and general and administrative expenses to our business unit segments in the United States, because these activities are managed separately from the business units. We did not allocate the costs associated with the February 2002, June 2002 and December 2002 restructuring plans across our operating segments, given that the majority of the restructuring costs represent consolidation of facilities and other items that are not specific to individual operating segments. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and, therefore, we have not disclosed asset information for each operating segment. In prior quarters during 2002, our Japanese subsidiary was included in “All Other.” During the fourth quarter of 2002, we discontinued operations in Japan and classified the results of operations as discontinued for all periods presented.

      The table below presents the service revenues and operating income (loss) attributable to these operating segments for the twelve months ended December 31, 2002 (in thousands).

	Financial	Public		Automotive/	Consumer/	Technology/		United
	Services	Services		Industrial	Transportation	Communications		Kingdom	Germany	Sub-Total

Service revenues	$39,382	$20,799		$15,120	$12,411	$16,079		$39,738	$11,102	$154,631
Operating income (loss)	$3,672 (1)	$(3,770	)(1)	$3,106 (1)	$1,116 (1)	$(1,311	)(1)	$(1,466)	$(3,964)	$(2,617	)(1)

	Sub-Total		All	Reconciling		Consolidated
	Reportable Segments		Other	Items		Totals

Service revenues	$154,631		$19,180	$—		$173,811
Operating income (loss)	$(2,617	)(1)	$1,750 (1)	$(239,831	)(2)	$(240,698	)(2)

(1)	The business unit segment operating income (loss) reflects only the direct controllable expenses of each business unit segment. The total operating results for each business unit segment in the U.S. do not contain an allocation of certain corporate, selling and marketing, or general and administrative expenses incurred in support of the U.S. business unit segments.

(2)	Represents consolidated loss before income taxes, net equity loss from investees and loss from discontinued operations. Adjustments that are made to the total of the segments’ operating income (loss) in order to arrive at consolidated loss before income taxes include the following:

Impairment of goodwill and intangible assets	$107,430
Restructuring and other related charges	66,885
Amortization of intangible assets	4,328
Stock-based compensation	3,161
Other income	(1,788)
Interest income	(4,312)
Unallocated expenses	64,127 (3)

$239,831

(3)	Includes corporate and U.S. selling and marketing and general and administrative costs.

      Our international service revenues have increased as a percentage of total service revenues, from 23% for the year ended December 31, 2001 to 34% for the year ended December 31, 2002. For the years ended December 31, 2002 and 2001, Sapient Limited, our UK subsidiary, had revenues of $39.7 million and $56.6 million, respectively, or 68% and 77% of total service revenues, respectively, of total international revenues. We do not expect any material changes in these percentages during the three months ending March 31, 2003 compared to the three months ended December 31, 2002.

     Loss on Discontinued Operations

      On October 25, 2002, as a result of the decline in the demand for advanced technology consulting services in Japan and the resulting declines in Sapient KK’s service revenues, we announced that we would discontinue our Sapient KK operations in Japan. In December 2002, Sapient KK ceased its operating activities and the Japan office was closed.

      In accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted by the Company on January 1, 2002, the results of operations of a component of an entity that either has been disposed of or is classified as held for sale shall be reported in discontinued operations if both of the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. A component of an entity that will be abandoned through the liquidation or run-off of operations shall be classified as a discontinued operations when operations cease. SFAS 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 (APB 30), “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 retains the basic provisions of APB 30 for the presentation of discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Prior to the adoption of SFAS 144 in 2002, under the rules of APB 30, we would not have classified Japan as discontinued operations.

      Japan’s operating results for 2002 and for all prior periods presented have been collapsed and reclassified into a single line item under the caption “Loss from discontinued operations.” The table below presents the carrying amount of Sapient KK’s assets and liabilities, which are included in our consolidated balance sheet at December 31, 2002 (in thousands):

Assets:
Current assets	$447
Other assets	1,061

Total assets	1,508
Liabilities:
Current liabilities	167

Net assets	$1,341

      The table below presents service revenues and pre-tax loss from discontinued operations for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Service revenues	$2,401	$4,533	$375

Pre-tax loss from discontinued operations	$(6,741)	$(3,959)	$(2,171)

      The $6.7 million pre-tax loss from discontinued operations for the year ended December 31, 2002 includes losses on discontinued operations of approximately $1.0 million for a charge related to the repurchase of minority interest and approximately $1.1 million for a write-off of cumulative translation adjustments.

Years Ended December 31, 2001 and 2000

Service Revenues

      Service revenues for 2001 decreased 35% from service revenues for 2000. The decrease in our service revenues was primarily attributable to a decline in the demand for advanced technology consulting services, including our services, in the United States. In 2001, our five largest clients accounted for approximately 23% of our revenues in the aggregate; no client accounted for more than 10% of such revenues and two clients each accounted for more than 5% of such revenues. In 2000, our five largest clients accounted for approximately 25% of our revenues in the aggregate; no clients accounted for more than 10% of such revenues and two clients each accounted for more than 5% of such revenues.

Project Personnel Costs, Before Reimbursable Expenses

      Project personnel costs, before reimbursable expenses, increased as a percentage of revenues to 71% in 2001 from 49% in 2000, due to lower billable utilization of project personnel, higher average compensation and declining bill rates for earned revenue. Project personnel costs increased as a percentage of revenues from 68% in the three months ended March 31, 2001 to 72% in the fourth quarter of 2001 for similar reasons. The decrease in total project personnel costs for the year ended December 31, 2001 was primarily due to a decrease in the number of project personnel from 2,595 at December 31, 2000 to 1,859 at December 31, 2001. Project personnel costs for the year ended December 31, 2001 decreased 7% from project personnel costs for the year ended December 31, 2000. Project personnel costs for the three months ended December 31, 2001 decreased 39% from project personnel costs for the three months ended March 31, 2001 and were $44.6 million and $73.2 million, respectively. Project personnel costs were higher in the early part of 2001 due to the higher number of project personnel that we employed at the beginning of the year, which decreased during the year primarily as a result of our restructuring actions.

Selling and Marketing Costs

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

General and Administrative Costs

      General and administrative costs increased as a percentage of revenues to 40% in 2001 from 27% in 2000. General and administrative costs increased as a percentage of revenue from 36% in the three months ended March 31, 2001 to 43% in the fourth quarter of 2001. This percentage increase was due primarily to fixed personnel, rent and depreciation costs incurred in anticipation of expected revenue stabilization or growth which did not materialize and a declining revenue base. The decrease in general and administrative costs for the year ended December 31, 2001 was primarily due to a decrease in the number of general and administrative personnel, occupancy costs and depreciation costs related to our restructuring actions. For the three months ended December 31, 2001, general and administrative costs decreased 31% from general and administrative costs for the three months ended March 31, 2001, and were $26.9 million and $39.2 million, respectively. General and administrative personnel decreased from 623 employees at December 31, 2000 to 445 at December 31, 2001. Our total headcount decreased from 3,335 at December 31, 2000 to 2,396 at December 31, 2001. Total occupancy at December 31, 2001 was approximately 701,000 square feet, compared to approximately 1.0 million square feet at December 31, 2000.

Restructuring and Other Related Charges

      In connection with the restructuring plans announced in March 2001 and July 2001, we recorded restructuring and other related charges of $100.6 million during 2001. The restructuring plans resulted in the termination of 1,251 employees. The restructuring plans also included closing our Sydney, Australia office and consolidating office space in other cities where we had multiple office locations. Included in the restructuring charge is $561,000 related to our Japan subsidiary which is now included in our loss from discontinued operations for the year ended December 31, 2001. Estimated costs for the consolidation of facilities are composed of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space, leasehold improvement write-downs, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 639,000 square feet.

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

Stock-Based Compensation

      The increase in stock-based compensation costs for 2001 compared to 2000 was primarily related to a full year of amortization of deferred compensation in 2001 for the Human Code and TLG acquisitions, compared to a partial year of amortization in 2000. In connection with the acquisition of Human Code, we assumed the outstanding options granted under the Human Code 1994 Stock Option/ Stock Issuance Plan. The options vest ratably over periods up to four years. We recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options, of which approximately $899,000 had not been amortized as of December 31, 2001. In connection with the termination of certain Human Code employees to whom the deferred compensation related, $6.9 million was reversed through additional paid-in-capital during 2001.

      Prior to our acquisition of Adjacency in March 1999, Adjacency granted stock options at below fair market value. The options were granted in November of 1998 with a three-year vesting schedule commencing on the date of employment. The deferred compensation has been fully amortized as of December 31, 2001.

Gain on Equity Investment Change in Interest

      During the year ended December 31, 2001, our equity ownership percentage in DI was diluted from 19% to approximately 17%. The dilution was due to the sale by DI of shares to new investors, which occurred at a higher price per share than we previously paid. We recorded a $1.4 million gain as a result of the change in equity interest.

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

Provision (Benefit) for Income Taxes

      We have deferred tax assets which have arisen primarily as a result of net operating losses incurred in 2001, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. For the three months ended March 31, 2001 and June 30, 2001, we recorded an income tax benefit. At that time, it was determined that the ultimate realization of deferred tax assets for federal and state income tax purposes was considered more likely than not, due to taxable income in the federal carry back period and anticipated sufficient future taxable income. As a result of net operating losses incurred in 2001, anticipated additional net operating losses for the first quarter of 2002 and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of approximately $72.6 million on our deferred tax assets during the third and fourth quarters of 2001. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase income in the period such determination is made. We recorded a net income tax benefit of $3.1 million for the year ended December 31, 2001, which relates primarily to a tax benefit for net operating loss carrybacks, reversals of temporary differences between book and tax accounting and foreign tax liabilities. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

Net Equity Loss from Investees

      Net equity loss from investees for the years ended December 31, 2001 and 2000 was approximately $499,000 and $878,000, respectively. This consisted of net losses from Sapient S.p.A. of approximately $296,000 and from DI of approximately $203,000 for the year ended December 31, 2001 and net losses from Sapient S.p.A. of approximately $918,000, offset by equity in net income from DI of approximately $40,000, for the year ended December 31, 2000.

Quarterly Financial Results

      The following tables set forth a summary of our unaudited quarterly results of operations for 2002 and 2001. In the opinion of management, this information has been prepared on the same basis as the audited Consolidated Financial Statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

	(In thousands, except per share data)
	(Unaudited)
Revenues:
Service revenues	$49,123	$39,741	$43,042	$41,905
Reimbursable expenses	2,672	2,050	1,893	1,947

Total gross revenues	51,795	41,791	44,935	43,852
Operating expenses:
Project personnel costs, before reimbursable expenses	41,019	33,201	31,189	27,866
Reimbursable expenses	2,672	2,050	1,893	1,947

Total project personnel costs	43,691	35,251	33,082	29,813
Selling and marketing costs	6,803	7,002	6,532	5,855
General and administrative costs	24,344	21,350	17,333	16,311
Restructuring and other related charges	48,735	9,778	(4,269)	12,641
Impairment of goodwill and intangible assets	—	107,430	—	—
Amortization of intangible assets	1,566	1,566	598	598
Stock-based compensation	638	701	1,358	464

Total operating expenses	125,777	183,078	54,634	65,682

Loss from operations	(73,982)	(141,287)	(9,699)	(21,830)
Gain on equity investment change in interest	—	1,755	—	—
Other income (expense)	(4)	8	(246)	275
Interest income	1,184	1,229	975	924

Loss before income taxes, net equity from investees and loss from discontinued operations	(72,802)	(138,295)	(8,970)	(20,631)
Income tax provision (benefit)	(19,460)	451	174	250

Loss before net equity from investees and loss from discontinued operations	(53,342)	(138,746)	(9,144)	(20,881)
Net equity income (loss) from investees	(6)	(529)	162	24

Loss from continuing operations	(53,348)	(139,275)	(8,982)	(20,857)
Loss from discontinued operations	(624)	(453)	(1,855)	(3,809)

Net loss	$(53,972)	$(139,728)	$(10,837)	$(24,666)

Basic and diluted loss per share:
Continuing operations	$(0.42)	$(1.10)	$(0.07)	$(0.17)
Discontinued operations	$(0.01)	$(0.00)	$(0.02)	$(0.03)

	$(0.43)	$(1.10)	$(0.09)	$(0.20)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

	(In thousands, except per share data)
	(Unaudited)
Revenues:
Service revenues	$107,608	$86,394	$69,037	$62,126
Reimbursable expenses	6,039	5,752	4,458	5,047

Total gross revenues	113,647	92,146	73,495	67,173
Operating expenses:
Project personnel costs, before reimbursable expenses	73,150	62,401	50,385	44,645
Reimbursable expenses	6,039	5,752	4,458	5,047

Total project personnel costs	79,189	68,153	54,843	49,692
Selling and marketing costs	7,516	8,375	5,897	6,092
General and administrative costs	39,168	34,035	28,474	26,897
Restructuring and other related charges	47,342	3,470	42,047	7,220
Amortization of intangible assets	6,593	6,593	7,504	7,436
Stock-based compensation	1,501	1,309	939	700

Total operating expenses	181,309	121,935	139,704	98,037

Loss from operations	(67,662)	(29,789)	(66,209)	(30,864)
Gain on equity investment change in interest	1,407	—	—	—
Other income (expense)	(2,357)	(2,339)	(131)	150
Interest income	3,020	2,671	2,306	1,396

Loss before income taxes, net equity from investees, and loss from discontinued operations	(65,592)	(29,457)	(64,034)	(29,318)
Income tax provision (benefit)	(17,622)	(13,134)	29,030	(1,365)

Loss before net equity from investees and loss from discontinued operations	(47,970)	(16,323)	(93,064)	(27,953)
Net equity loss from investees	(110)	(241)	(113)	(35)

Loss from continuing operations	(48,080)	(16,564)	(93,177)	(27,988)
Loss from discontinued operations	(173)	(806)	(1,474)	(1,506)

Net loss	$(48,253)	$(17,370)	$(94,651)	$(29,494)

Basic and diluted loss per share:
Continuing operations	$(0.39)	$(0.13)	$(0.75)	$(0.22)
Discontinued operations	$(0.00)	$(0.01)	$(0.01)	$(0.01)

	$(0.39)	$(0.14)	$(0.76)	$(0.23)

	As a Percentage of Total Revenues
	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

	(Unaudited)
Revenues:
Service revenues	100%	100%	100%	100%
Reimbursable expenses	5	5	4	5

Total gross revenues	105	105	104	105
Operating expenses:
Project personnel costs, before reimbursable expenses	84	84	72	66
Reimbursable expenses	5	5	4	5

Total project personnel costs	89	89	76	71
Selling and marketing costs	14	17	15	14
General and administrative costs	50	54	41	39
Restructuring and other related charges	99	25	(10)	31
Impairment of goodwill and intangible assets	—	270	—	—
Amortization of intangible assets	3	4	1	1
Stock-based compensation	1	2	3	1

Total operating expenses	256	461	126	157

Loss from operations	(151)	(356)	(22)	(52)
Gain on equity investment change in interest	—	5	—	—
Other income (expense)	—	—	(1)	1
Interest income	3	3	2	2

Loss before income taxes, net equity from investees and loss from discontinued operations	(148)	(348)	(21)	(49)
Income tax provision (benefit)	(40)	1	—	1

Loss before net equity from investees and loss from discontinued operations	(108)	(349)	(21)	(50)

Net equity loss from investees	—	(1)	—	—

Loss from continuing operations	(108)	(350)	(21)	(50)
Loss from discontinued operations	(1)	(1)	(4)	(9)

Net loss	(109)%	(351)%	(25)%	(59)%

	As a Percentage of Total Revenues
	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

	(Unaudited)
Revenues:
Service revenues	100%	100%	100%	100%
Reimbursable expenses	6	7	6	8

Total gross revenues	106	107	106	108
Operating expenses:
Project personnel costs, before reimbursable expenses	68	72	73	72
Reimbursable expenses	6	7	6	8

Total project personnel costs	74	79	79	80
Selling and marketing costs	7	10	9	10
General and administrative costs	36	39	41	43
Restructuring and other related charges	44	4	61	11
Amortization of intangible assets	6	7	11	12
Stock-based compensation	2	2	1	1

Total operating expenses	169	141	202	157

Loss from operations	(63)	(34)	(96)	(49)
Gain on equity investment change in interest	1	—	—	—
Other expense	(2)	(3)	—	—
Interest income	3	3	3	2

Loss before income taxes, net equity from investees and loss from discontinued operations	(61)	(34)	(93)	(47)
Income tax provision (benefit)	(16)	(15)	42	(2)

Loss before net equity from investees and loss from discontinued operations	(45)	(19)	(135)	(45)

Net equity loss from investees	—	—	—	—

Loss from continuing operations	(45)	(19)	(135)	(45)
Loss from discontinued operations	—	(1)	(2)	(2)

Net loss	(45)%	(20)%	(137)%	(47)%

Liquidity and Capital Resources

      We have primarily funded our operations from cash flows generated from operations and the proceeds from our public stock offerings. We invest our excess cash predominantly in instruments that are highly liquid, investment grade securities. At December 31, 2002, we had approximately $181.4 million in cash, cash equivalents, restricted cash and marketable investments, compared to $244.5 million at December 31, 2001.

      In March 2002, we canceled our bank revolving line of credit, which provided for borrowings of up to $5.0 million. At the time of cancellation and at all times throughout 2001 and 2002, we had no borrowings outstanding. We had letters of credit outstanding under the line of credit of approximately $2.3 million at the time of cancellation. We have deposited approximately $10.6 million with various banks as collateral for letters of credit and performance bonds and have classified this cash as restricted on the accompanying consolidated balance sheet at December 31, 2002. There were no material capital commitments at

December 31, 2002. The following summarizes our contractual obligations of non-cancelable operating leases, excluding restructured properties, at December 31, 2002:

(In thousands)

2003	$9,631
2004	6,815
2005	3,462
2006	3,296
2007	2,652
Thereafter	10,838

      Cash used in operating activities from continuing operations was $65.4 million for the year ended December 31, 2002. This resulted primarily from a loss from continuing operations of $222.5 million, increases in restricted cash of $10.6 million and decreases in deferred revenues on contracts of $2.5 million, offset by net non-cash charges of $127.9 million, which includes $107.4 million of impairment charges and other items such as depreciation and amortization, loss recognized on write-down of investments and stock-based compensation; non-cash restructuring charges of $7.3 million, increases in accrued restructuring costs of $19.6 million, increases in income taxes of $12.5 million and decreases in accounts receivable of $6.5 million. Overall, the change was primarily due to the market decline for advanced technology services, which resulted in a loss from continuing operations. As a result of our restructurings and other cost-cutting actions, we expect to realize overall cost reductions in 2003. However, we do expect to recognize a net loss for the first quarter of 2003. Our days sales outstanding (DSO) for accounts receivable has increased from 40 days for the year ended December 31, 2001 to 68 days for the year ended December 31, 2002 primarily due to increases in governmental and United Kingdom clients as a percent of total revenue. The governmental clients continue to be slower payers, because of negotiated billing terms based on performance milestones, and the U.K. revenue has associated value added tax, which is included in the accounts receivable balance but not included in the revenue balance. We expect DSO for the three months ended March 31, 2003 to be in the range of 75-80 days.

      Cash provided by investing activities from continuing operations was $51.2 million for the year ended December 31, 2002. This was due primarily to sales and maturities of short-term investments (net of purchases) of $54.9 million and proceeds from the sale of DI shares of $1.6 million, offset by capital expenditures of $4.4 million primarily for expansion of our foreign office locations and the purchase of the minority interest in Sapient KK of $1.0 million.

      Cash used in financing activities from continuing operations was $1.8 million for the year ended December 31, 2002, as a result of the repurchase of 5,457,563 shares of our common stock for approximately $5.2 million under our previous stock repurchase program, offset by cash provided from the sale of common stock through our employee stock purchase plan and the exercise of stock options of $3.4 million. Our previous stock repurchase program was effective for one year, commencing on September 20, 2001. Under this program, we repurchased $5.6 million of our common stock in total, since its inception.

      On October 24, 2002, we announced a new stock repurchase program of up to $20.0 million over the next year. This program became effective immediately. Purchases under our stock repurchase program may be made from time-to-time, in the open market, through block trades or otherwise. We expect to purchase shares of our common stock under this program when market conditions, and our business and financial goals, permit. To date, we have repurchased 1,875,679 shares of our common stock for approximately $3.4 million under our new program, all of which was repurchased during 2003.

      The total cash outlay for the restructuring and other related activities implemented in 2001 and 2002 is expected to be approximately $141.1 million. The remaining $27.1 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs and leasehold improvements for facilities being vacated. As of December 31, 2002, $75.3 million of cash had been used for restructuring and other related costs, of which $40.6 million had been expended during 2002. Lease termination payments were $1.2 million and $1.6 million for the years ended December 31, 2002 and 2001, respectively. The following summarizes our estimated future restructuring and other related activities’ cash outlay at December 31, 2002:

(In thousands)

2003	$32,965
2004	14,546
2005	5,631
2006	3,806
2007	2,130
Thereafter	6,672

      We believe that existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet our working capital, capital expenditure, restructuring, and stock repurchase program requirements for at least the next 12 months.

New Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It supersedes the guidance in EITF Issue No. 94-3. Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

      In November 2002, the FASB’s Emerging Issues Task Force finalized EITF Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and early application is permitted. Upon adoption, entities may elect to either apply EITF 00-21 prospectively or report the change in accounting as a cumulative-effect adjustment. The adoption of EITF 00-21 is not expected to have a significant impact on the Company.

      In November 2002, the FASB issued Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and warranty obligations. It also clarifies that at the time a company issues a guarantee, a company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions of FIN 45 relating to initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect the adoption of the initial recognition and measurement provisions in the first quarter of 2003 to have a significant impact on our financial condition or results of operations. The disclosure requirements of FIN 45, which are effective for both interim and annual periods that end after December 15, 2002, were adopted by us for the year ended December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will continue to account for stock-based compensation to employees under APB Opinion No. 25 and related interpretations. We adopted the disclosure requirements of this Statement as of December 31, 2002.

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is required to be applied to preexisting entities of the Company as of the beginning of the first quarter after June 15, 2003. FIN 46 is required to be applied to all new entities with which the Company becomes involved beginning February 1, 2003. Based upon the accounting guidance and other information available, we do not believe our joint venture meets the definition of a variable interest entity. We currently believe the adoption of FIN 46 will not have a significant impact on the Company. We believe the interpretive accounting guidance necessary for FIN 46 will continue to evolve. Additional interpretive guidance could affect the accounting for our joint venture.

Risk Factors

      The following important factors, among others, could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Annual Report or presented elsewhere by management from time to time.

The demand for business and technology consulting services has weakened significantly and demand will likely remain weak for some time because of the current economic climate

      The market for our consulting services and the technologies used in our solutions has changed rapidly over the last four years. The market for advanced technology consulting services expanded dramatically during 1999 and most of 2000, but declined significantly in 2001 and 2002. Since the second half of 2000, many companies have experienced financial difficulties or uncertainty, and canceled or delayed spending on technology initiatives as a result. These companies typically are not demonstrating the same urgency regarding technology initiatives that existed during the economic expansion that stalled in 2000. This trend has worsened for some companies following the September 11, 2001 terrorist attacks in the United States and the accounting scandals involving Enron, Worldcom and other companies. The economic uncertainty caused by the threat of military action in Iraq will likely further depress technology spending. If large companies continue to cancel or delay their business and technology consulting initiatives because of the current economic climate, or for other reasons, our business, financial condition and results of operations will continue to be materially and adversely affected.

Our market is highly competitive and we may not be able to continue to compete effectively

      The markets for the services we provide are highly competitive. We believe that we currently compete principally with large systems consulting and implementation firms and clients’ internal information systems departments. We have begun to compete with offshore outsourcing companies, and we expect competition from these companies to increase in the future, especially on development, support and maintenance and outsourcing engagements. We compete to a lesser extent with specialized e-business consulting firms, strategy consulting firms and packaged technology vendors. We compete frequently for client engagements against companies with far higher revenues and larger numbers of consultants than we have. Recent consolidations of large consulting companies within our market have further increased the size and resources of some of these competitors. These competitors are often able to offer more scale, which in some instances has enabled them to significantly discount their services in exchange for revenues in other areas or at later dates. Additionally, in an effort to maintain market share, many of our competitors are heavily discounting their services to unprofitable levels. Some of our competitors have gone out of business. If we cannot keep pace with the intense competition in our marketplace, our business, financial condition and results of operations will suffer.

Our growing international operations and Global Distributed Delivery model subject us to increased risk

      We currently have offices in the United Kingdom, Germany, India and Canada and we have a joint venture in Italy. Our international operations are growing as a percentage of our total revenues, and our Global Distributed DeliverySM (GDD) model is a key component of our ability to successfully deliver our services. International operations are subject to inherent risks, including:

•	economic recessions in foreign countries;

•	fluctuations in currency exchange rates;

•	political instability, war or military conflict;

•	changes in regulatory requirements;

•	costs and management of staffing multi-national operations;

•	significant changes in United States immigration policies or difficulties in obtaining required immigration approvals for international assignments;

•	U.S. imposed restrictions on the import and export of technologies; and

•	reduced protection for intellectual property in some countries.

      In particular, our GDD model depends heavily on our office in New Delhi, India. Any escalation in the political or military instability in India, Pakistan, Iraq or the surrounding countries could hinder our ability to successfully utilize GDD, and could result in material adverse effects to our business, financial condition and results of operations. Furthermore, the delivery of our services from remote locations causes us to rely on data, phone, power and other networks which are not as reliable as those in other countries where we operate. Any failures of these systems could affect the success of our GDD model. Remote delivery of our services also increases the complexity and risk of delivering our services, which could affect our ability to satisfy our clients’ expectations or perform our services within the estimated time frame and budget for each project.

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

      An unanticipated termination or decrease in size or scope of a major project, a client’s decision not to proceed with a project we anticipated or the completion during a quarter of several major client projects could require us to maintain underutilized employees and could have a material adverse effect on our business, financial condition and results of operations. Our revenues and earnings may also fluctuate from quarter to quarter because of such factors as:

•	the contractual terms and timing of completion of projects;

•	any delays incurred in connection with projects;

•	the adequacy of provisions for losses and bad debts;

•	the accuracy of our estimates of resources required to complete ongoing projects;

•	loss of key highly skilled personnel necessary to complete projects; and

•	general economic conditions.

We may lose money if we do not accurately estimate the costs of fixed-price engagements

      Most of our projects are based on fixed-price, fixed-time contracts, rather than contracts in which payment to us is determined on a time and materials basis. Our failure to accurately estimate the resources required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price, fixed-time contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We have been required to commit unanticipated additional resources to complete projects in the past, which has resulted in losses on those contracts. We will likely experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the process, which could result in a fixed price that turns out to be too low and, therefore, could adversely affect our business, financial condition and results of operations.

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

We may be liable to our clients for damages caused by our services or by our failure to remedy system failures

      Many of our projects involve technology applications or systems that are critical to the operations of our clients’ businesses and handle very large volumes of transactions. If we fail to perform our services correctly, we may be unable to deliver applications or systems to our clients with the promised functionality or within the promised time frame, or to satisfy the required service levels for support and maintenance. While we have taken precautionary actions to create redundancy and back-up systems, any such failures by us could result in claims by our clients for substantial damages against us. Although we attempt to limit the amount and type of our contractual liability for defects in the applications or systems we provide, and carry insurance coverage which mitigates this liability in certain instances, we cannot be assured that these limitations and insurance coverages will be applicable and enforceable in all cases. Even if these limitations and insurance coverages are found to be applicable and enforceable, our liability to our clients for these types of claims could be material in amount and affect our business, financial condition and results of operations.

We have begun to put a portion of our fees at risk based on project results and may lose these fees if we do not succeed

      Our business model focuses heavily on delivering measurable business results for our clients, and increasingly we have begun to agree to align our interests with our client’s interests by putting a portion of our fees at risk, dependent on our client’s attainment of the business value we promised to our client. No revenue has been recognized to date for performance standards. Our inability to deliver the business value that we have promised on a project could materially affect the profitability of that project, because we typically will incur the same level of project costs regardless of whether the promised business value is attained. We could also experience delays in payment because the measurement of business value is often complex and may involve a verification process between us and our client. As a result, our failure to deliver the business value that we promise to our clients could materially affect our business, financial condition and results of operations.

Businesses may decrease or delay their use of advanced technologies as a means for conducting commerce

      Our future success depends heavily on the acceptance and use of advanced technologies as a means for conducting commerce and streamlining operations. We focus our services on the development and implementation of advanced technology strategies and solutions. If use of these advanced technologies does not grow, or grows more slowly than expected, our revenue could be less than we anticipate and our business, financial condition and results of operations could be materially adversely affected. Consumers and businesses may delay adoption of advanced technologies for a number of reasons, including:

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

If we do not attract and retain qualified professional staff, we may not be able to adequately perform our client engagements and could be limited in accepting new client engagements

      Our business is labor intensive, and our success depends upon our ability to attract, retain, train and motivate highly skilled employees. Although many specialized e-business and other business and technology companies have reduced their work forces or slowed their hiring efforts, and although we reduced our work force at various times during 2001 and 2002, intense competition still exists for certain employees who have specialized skills or significant experience in business and technology consulting. We may not be successful in attracting a sufficient number of these highly skilled employees in the future. Furthermore, the industry turnover rates for these types of employees is high, and we may not be successful in retaining, training and motivating the employees we are able to attract. Our rate of voluntary turnover increased during portions of 2002, although our voluntary turnover rate began to return closer to our targeted level of 15% during the fourth quarter of 2002. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce and other resources. Our future success will depend on our ability to manage the levels and related costs of our workforce and other resources effectively. Almost all of our employees participate in one or more of our stock option plans as a component of long-term incentive compensation, and many of the stock options held by current employees have exercise prices that significantly exceed the recent trading range of our common stock. A future prolonged decline or low stock price could result in reduced incentives for employees and in increased turnover.

Our common stock may not remain in compliance with Nasdaq National Market listing requirements

      Our common stock is listed on the Nasdaq National Market (the “NNM”), which requires that listed stocks maintain a minimum per share closing bid price of $1. Between July 2002 and October 2002, the closing bid price of our stock dropped below $1 for certain periods of time. The closing bid price of our stock has been above $1 since October 7, 2002. If our closing bid price drops below $1 per share in the future for 30 consecutive trading days, Nasdaq may notify us of the resulting deficiency. If this happens, we must return to compliance within a specified grace period, or request a Nasdaq hearing to present our compliance plan. Unless we develop a satisfactory plan for returning to compliance, Nasdaq could eventually delist our stock from the NNM. This would impact the liquidity of shares of our common stock.

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

We may be unable to protect our proprietary methodology

      Our success depends, in part, upon our proprietary methodology and other intellectual property rights. We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. We enter into confidentiality agreements with our employees, subcontractors, vendors, consultants and clients, and limit access to and distribution of our proprietary information. We cannot be certain that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. In addition, although we believe that our services and products do not infringe on the intellectual property rights of others, infringement claims may be asserted against us in the future, and, if asserted, these claims may be successful. A successful claim against us could materially adversely affect our business, financial condition and results of operations.

Our co-Chairmen and co-CEOs have significant voting power and may effectively control the outcome of any stockholder vote

      Jerry A. Greenberg and J. Stuart Moore, our Co-Chairmen of the Board of Directors and Co-Chief Executive Officers, own approximately 34.3% of our common stock in the aggregate. As a result, they have the ability to substantially influence, and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of Directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.

We are dependent on our key employees

      Our success will depend in large part upon the continued services of a number of key employees, including Messrs. Greenberg and Moore. Our employment arrangements with Messrs. Greenberg and Moore and with our other key personnel provide that employment is terminable at will by either party. The loss of the services of any of our key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, if our key employees resign from Sapient to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations. Although we require our employees to sign agreements prohibiting them from joining a competitor, forming a competing company or soliciting our clients or employees for certain periods of time, we cannot be certain that these agreements will be effective in preventing our key employees from engaging in these actions or that courts or other adjudicative entities will substantially enforce these agreements. Furthermore, for those employees whom we involuntarily terminated in connection with our restructurings in 2001 and 2002, we have waived the non-competition clause of their agreements in exchange for releases of claims. We granted these waivers only in connection with the restructuring actions, and our general practice is not to waive the non-competition obligations of other departing employees.

We may not be able to comply in a timely manner with all of the recently enacted or proposed corporate governance provisions

      Beginning with the enactment of the Sarbanes-Oxley Act of 2002 in July 2002, a significant number of new corporate governance requirements have been adopted or proposed. We believe that we currently comply with all of the requirements that have become effective thus far, and with many of the requirements that will become effective in the future. Although we currently expect to comply with all current and future requirements, we may not be successful in complying with these requirements at all times in the future. In addition, certain of these requirements will require us to make changes to our corporate governance practices. For example, one Nasdaq proposal under review by the Securities and Exchange Commission will require that a majority of our Board of Directors be composed of independent directors by our 2004 Annual Meeting of Stockholders. Currently, only three of the six members of our Board of Directors are considered to be independent. We may not be able to attract a sufficient number of directors in the future to satisfy this requirement, if enacted. Additionally, the Commission recently passed a final rule that requires companies to disclose whether a member of their Audit Committee satisfies certain criteria as a “financial expert.” Although we currently have two Audit Committee members that satisfy this requirement and expect this to continue, we may not be able to satisfy this, or other, corporate governance requirements at all times in the future, and our failure to do so could cause the Commission or Nasdaq to take disciplinary actions against us, including an action to delist our stock from the Nasdaq National Market.

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

      We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments. At December 31, 2002, our exposure to market risk relates primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of fixed income securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material adverse impact on the fair value of our investment portfolio.

Item 8.     Financial Statements and Supplementary Data

SAPIENT CORPORATION

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of Sapient Corporation:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Sapient Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 5 to the consolidated financial statements, pursuant to the adoption of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets, the Company changed its method of accounting for goodwill in 2002. As discussed in Note 17 to the consolidated financial statements, pursuant to the adoption of Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company changed its method of accounting for discontinued operations in 2002.

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

January 29, 2003, except for the last paragraph in Note 15, for which the date is March 6, 2003.

SAPIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2002	2001

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$91,229	$109,744
Marketable investments, current	59,085	120,674
Restricted cash	3,963	—
Accounts receivable, less allowance for doubtful accounts of $2,246 and $3,220 at December 31, 2002 and 2001, respectively	29,134	37,036
Unbilled revenues on contracts	11,468	11,289
Income tax receivable	642	13,562
Prepaid expenses	4,442	3,212
Other current assets	2,282	2,444

Total current assets	202,245	297,961
Marketable investments	20,426	14,119
Restricted cash	6,659	—
Property and equipment, net	24,262	41,466
Intangible assets, net	1,386	11,349
Goodwill	—	101,795
Other assets	7,675	8,180

Total assets	$262,653	$474,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,005	$5,668
Accrued expenses	12,888	13,194
Accrued restructuring costs, current portion	36,466	17,829
Accrued compensation	7,138	7,199
Income taxes payable	513	907
Deferred revenues on contracts	5,910	9,465

Total current liabilities	66,920	54,262
Accrued restructuring costs, net of current portion	37,110	35,511
Other long term liabilities	2,819	3,883

Total liabilities	106,849	93,656

Commitments and contingencies (Note 11)
Minority interest	—	444
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none outstanding at December 31, 2002 and 2001.	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 127,648,747 and 126,314,050 shares issued at December 31, 2002 and 2001, respectively	1,276	1,263
Additional paid-in capital	469,648	468,447
Treasury stock, at cost, 5,867,259 and 110,000 shares at December 31, 2002 and 2001, respectively	(5,688)	(422)
Deferred compensation	(2,143)	(8,443)
Accumulated other comprehensive income (loss)	511	(1,478)
Accumulated deficit	(307,800)	(78,597)

Total stockholders’ equity	155,804	380,770

Total liabilities and stockholders’ equity	$262,653	$474,870

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Revenues:
Service revenues	$173,811	$325,165	$502,964
Reimbursable expenses	8,562	21,296	35,310

Total gross revenues	182,373	346,461	538,274

Operating expenses:
Project personnel costs, before reimbursable expenses (exclusive of stock-based compensation of $2,863, $3,421 and $1,397 for 2002, 2001, and 2000, respectively)	133,275	230,581	247,981
Reimbursable expenses	8,562	21,296	35,310

Total project personnel costs	141,837	251,877	283,291

Selling and marketing costs (exclusive of stock-based compensation of $236, $258 and $95 for 2002, 2001, and 2000, respectively)	26,192	27,880	33,743
General and administrative costs (exclusive of stock-based compensation of $62, $770 and $673 for 2002, 2001, and 2000, respectively)	79,338	128,574	134,241
Restructuring and other related charges	66,885	100,079	—
Impairment of goodwill and intangible assets	107,430	—	—
Amortization of intangible assets	4,328	28,126	11,328
Stock-based compensation	3,161	4,449	2,165

Total operating expenses	429,171	540,985	464,768

Income (loss) from operations	(246,798)	(194,524)	73,506
Gain on equity investment change in interest	1,755	1,407	—
Other income (expense)	33	(4,677)	(1,250)
Interest income	4,312	9,393	11,678

Income (loss) before income taxes, net equity from investees and loss from discontinued operations	(240,698)	(188,401)	83,934
Income tax provision (benefit)	(18,585)	(3,091)	33,925

Income (loss) before net equity from investees and loss from discontinued operations	(222,113)	(185,310)	50,009
Net equity loss from investees	(349)	(499)	(878)

Income (loss) from continuing operations	(222,462)	(185,809)	49,131
Loss from discontinued operations	(6,741)	(3,959)	(2,171)

Net income (loss)	$(229,203)	$(189,768)	$46,960

Basic net income (loss) per share:
Continuing operations	$(1.78)	$(1.50)	$0.41
Discontinued operations	$(0.05)	$(0.03)	$(0.02)

	$(1.83)	$(1.53)	$0.39

Diluted net income (loss) per share:
Continuing operations	$(1.78)	$(1.50)	$0.37
Discontinued operations	$(0.05)	$(0.03)	$(0.02)

	$(1.83)	$(1.53)	$0.35

Weighted average common shares	124,961	124,256	119,191
Weighted average dilutive common share equivalents	—	—	14,573

Weighted average common shares and dilutive common share equivalents	124,961	124,256	133,764

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

								Accumulated
								Other
	Common Stock		Additional	Treasury Stock			Comprehensive	Comprehensive	Retained	Total
			Paid-in			Deferred	Income	Income	Earnings	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Compensation	(Loss)	(Loss)	(Deficit)	Equity

	(In thousands)
Balance at December 31, 1999	114,947	$1,150	$240,400	—	—	$(688)		$(114)	$64,211	$304,959

Shares issued under stock option and purchase plans	4,919	49	36,890	—	—	—	—	—	—	36,939
Change in interest in subsidiary	—	—	347	—	—	—	—	—	—	347
Common stock issued for acquisition of Human Code	1,508	15	131,098	—	—	(11,185)	—	—	—	119,928
Tax benefit of disqualifying dispositions of stock options	—	—	15,200	—	—	—	—	—	—	15,200
Amortization of deferred compensation	—	—	—	—	—	1,815	—	—	—	1,815
Comprehensive income:
Net income	—	—	—	—	—	—	$46,960	—	46,960	46,960
Other comprehensive income:
Currency translation adjustments	—	—	—	—	—	—	(422)	(422)	—	(422)
Net unrealized loss on investments	—	—	—	—	—	—	(326)	(326)	—	(326)

Comprehensive income							$46,212

Balance at December 31, 2000	121,374	1,214	423,935	—	—	(10,058)		(862)	111,171	525,400

Shares issued under stock option and purchase plans	2,890	29	17,637	—	—	—	—	—	—	17,666
Common stock issued for acquisition of TLG	2,200	22	14,151	—	—	(8,596)	—	—	—	5,577
Common stock received from Human Code purchase price adjustment	(150)	(2)	(942)	—	—	—	—	—	—	(944)
Repurchases of common stock	—	—	—	(110)	(422)	—	—	—	—	(422)
Tax benefit of disqualifying dispositions of stock options	—	—	20,600	—	—	—	—	—	—	20,600
Amortization of deferred compensation	—	—	—	—	—	3,277	—	—	—	3,277
Reversal of deferred compensation	—	—	(6,934)	—	—	6,934	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	$(189,768)	—	(189,768)	(189,768)
Other comprehensive loss:
Currency translation adjustments	—	—	—	—	—	—	(1,642)	(1,642)	—	(1,642)
Net unrealized gain on investments	—	—	—	—	—	—	1,026	1,026	—	1,026

Comprehensive loss							$(190,384)

Balance at December 31, 2001.	126,314	1,263	468,447	(110)	(422)	(8,443)		(1,478)	(78,597)	380,770

Shares issued under stock option and purchase plans	1,335	13	3,532	—	—	—	—	—	—	3,545
Repurchases of common stock	—	—	—	(5,757)	(5,266)	—	—	—	—	(5,266)
Amortization of deferred compensation	—	—	—	—	—	3,066	—	—	—	3,066
Reversal of deferred compensation	—	—	(2,331)	—	—	3,234	—	—	—	903
Comprehensive loss:
Net loss	—	—	—	—	—	—	$(229,203)	—	(229,203)	(229,203)
Other comprehensive loss:
Currency translation adjustments	—	—	—	—	—	—	2,352	2,352	—	2,352
Net unrealized loss on investments	—	—	—	—	—	—	(363)	(363)	—	(363)

Comprehensive loss							$(227,214)

Balance at December 31, 2002.	127,649	$1,276	$469,648	(5,867)	$(5,688)	$(2,143)		$511	$(307,800)	$155,804

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Income (loss) from continuing operations	$(222,462)	$(185,809)	$49,131
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities from continuing operations:
Loss recognized on write-down of investments	271	4,677	1,250
Realized gains on investments	(279)	—	—
Gain on equity investment change in interest	(1,755)	(1,407)	—
Loss recognized on disposition of fixed assets	456	1,723	—
Depreciation and amortization	13,701	18,293	13,928
Amortization of intangible assets	4,328	28,126	11,328
Impairment of goodwill and intangible assets	107,430	—	—
Deferred income taxes	—	7,716	(7,923)
Allowance for doubtful accounts	263	2,706	6,347
Stock-based compensation	3,161	4,449	2,165
Equity received for services rendered	—	(156)	(2,076)
Non-cash restructuring costs	7,321	19,972	—
Net equity loss from investees	349	499	878
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Increase in restricted cash	(10,622)	—	—
Decrease (increase) in accounts receivable	6,539	38,304	(14,767)
(Increase) decrease in unbilled revenues on contracts	(179)	(4,135)	7,371
(Increase) decrease in prepaid expenses	(1,230)	2,291	(1,181)
Decrease (increase) in other current assets	162	3,662	(2,071)
Decrease (increase) in other assets	304	279	(2,807)
(Decrease) increase in accounts payable	(1,026)	3,568	(2,730)
(Decrease) increase in accrued expenses	(306)	1,287	1,693
Increase in accrued restructuring costs	19,583	44,929	—
(Decrease) increase in accrued compensation	(61)	(16,159)	11,320
Increase (decrease) in income taxes	12,526	(559)	25,244
(Decrease) increase in other long term liabilities	(1,407)	(252)	3,838
(Decrease) increase in deferred revenues on contracts	(2,455)	(3,473)	3,080

Net cash (used in) provided by operating activities from continuing operations	(65,388)	(29,469)	104,018
Net cash used in operating activities from discontinued operations	(4,077)	(4,105)	(2,245)

Net cash (used in) provided by operating activities	(69,465)	(33,574)	101,773

Cash flows from investing activities:
Purchases of property and equipment	(4,391)	(18,088)	(42,739)
Proceeds from sale of equity investment	1,562	—	—
Purchase of minority interest	(991)	—	—
Net cash received from acquisition	—	—	435

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Investments in and advances to affiliates	—	(962)	(8,036)
Long term investments	55	312	(3,751)
Sales and maturities of marketable investments	177,463	266,594	177,850
Purchases of marketable investments	(122,524)	(217,977)	(216,774)

Net cash provided by (used in) investing activities from continuing operations	51,174	29,879	(93,015)
Net cash used in investing activities from discontinued operations	(120)	(120)	(1,009)

Net cash provided by (used in) investing activities	51,054	29,759	(94,024)

Cash flows from financing activities:
Proceeds from stockholders for notes receivable	—	—	71
Proceeds from stock option and purchase plans	3,444	17,510	36,939
Contributions from minority interest of consolidated subsidiary	—	—	1,350
Repurchases of common stock	(5,266)	(422)	—

Net cash (used in) provided by financing activities from continuing operations	(1,822)	17,088	38,360

Effect of exchange rate changes on cash	1,718	(1,112)	(108)
(Decrease) increase in cash and cash equivalents	(18,515)	12,161	46,001
Cash and cash equivalents, beginning of year	109,744	97,583	51,582

Cash and cash equivalents, end of year	$91,229	$109,744	$97,583

Schedule of non-cash operating activities:
Tax benefit of disqualifying dispositions of stock options	$—	$20,600	$15,200

Schedule of non-cash investing activities:
Common stock received from Human Code purchase price adjustment	$—	$944	$—

Supplemental disclosures of cash flow information:
Net assets and liabilities recognized upon acquisitions:
Cash and cash equivalents	—	—	$435
Accounts receivable	—	—	1,166
Unbilled revenues on contracts	—	—	1,051
Prepaid expenses and other current assets	—	—	454
Property and equipment	—	—	3,282
Other assets	—	—	137
Accounts payable	—	—	393
Accrued expenses	—	—	9,258
Accrued compensation	—	—	356
Deferred revenues on contracts	—	—	104
Other long term liabilities	—	—	133
Accrued acquisition costs	—	—	$2,271
Supplemental disclosures of non-cash financing activities:
Common stock and options issued for acquisition of Human Code	—	—	131,113
Acquisition payable for TLG	—	—	$5,573

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

      Sapient Corporation (Sapient or the Company), a leading business and technology consultancy, helps Global 2000 clients achieve measurable business results through the rapid application and support of advanced information technology, primarily on a fixed-price basis. The Company is focused on making technology matterSM, by identifying, implementing and supporting technology-enabled solutions that create near-term and long-term business value for its clients. The Company creates value for its clients through its unique approach: a passion for delivering measurable business results; a fundamentally different methodology; a commitment to fixed-price and fixed-time delivery; its expertise in globally distributed delivery; and its ability to design its solutions for adoption. The Company currently has offices in Cambridge, Massachusetts, New York, Jersey City, San Francisco, Chicago, Atlanta, Dallas, Los Angeles, Washington D.C., Düsseldorf, London, Munich, New Delhi and Toronto.

      The market for advanced technology consulting services expanded dramatically during 1999 and most of 2000, but declined significantly in 2001 and 2002. As a result of this decrease in demand, the Company’s service revenues for the year ended December 31, 2002 decreased 47% from its service revenues for the year ended December 31, 2001, and decreased 65% from its service revenues for the twelve months ended December 31, 2000. The Company’s loss from continuing operations increased to $222.5 million for the year ended December 31, 2002 from $185.8 million for the year ended December 31, 2001. As a result of the losses incurred, the Company reduced its work force and consolidated office space in cities where it had multiple office locations or excess office space at various times in 2001 and 2002. The Company also closed its Australia office in 2001 and discontinued its operations in Japan in December 2002. The Company’s cash used in operations for the year ended December 31, 2002 was $69.5 million and the Company has accrued restructuring costs, primarily related to vacated facilities, of $73.6 million at December 31, 2002. The Company’s cash, cash equivalents, restricted cash and marketable investments at December 31, 2002 were $181.4 million. The Company believes that its existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet its working capital, capital expenditure, restructuring and stock repurchase program requirements for at least the next 12 months. However, if the demand for the Company’s services remains weak or declines further, the Company may incur additional losses and negative cash flows, and these could be significant.

(2) Summary of Significant Accounting Policies

(a)	Principles of Consolidation and Basis of Presentation

      The Consolidated Financial Statements include the accounts of the Company and its wholly owned and majority-owned, controlled subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

      Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation. In December 2002, the Company ceased operations in Japan. The financial statements and financial information included in this report for 2002 and prior periods reflect the results of operations for Japan as a single line item listed as “loss from discontinued operations.” See Note 17.

     (b) Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates relied upon in preparing these financial statements include estimated costs to complete long term contracts, allowances for bad debts, estimated fair value of investments, including whether any decline in such fair value is other than

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

temporary, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets and reporting units used to record impairment charges related to intangible assets and goodwill, restructuring and other related charges, contingent liabilities and recoverability of the Company’s net deferred tax assets and related valuation allowance. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

     (c) Foreign Currency Translation

      For non-U.S. subsidiaries, which operate in a local currency environment, assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. The local currency for all foreign subsidiaries is considered to be the functional currency and, accordingly, translation adjustments are reported as a separate component of stockholders’ equity under the caption “accumulated other comprehensive income (loss).” In connection with the closure and dissolution of the Company’s operations in Japan, $1.1 million of cumulative translation adjustments were written off and are included in the Company’s loss from discontinued operations for the twelve months ended December 31, 2002. Gains and losses from foreign currency transactions are included in the statement of operations, and were approximately $793,000 of gains and approximately $420,000 of losses for the years ended December 31, 2002 and 2001, respectively. These amounts were primarily related to intercompany foreign currency transactions that are of a short-term nature. Gains and losses from foreign currency transactions were not material to the Company’s consolidated results of operations for the year ended December 31, 2000.

     (d) Cash and Cash Equivalents

      All highly liquid investments with original maturities of three months or less are considered cash equivalents. Cash and cash equivalent balances consist of deposits and repurchase agreements with a large U.S. commercial bank and high-grade commercial paper. At December 31, 2002 and 2001, the Company has classified its cash equivalent investments, totaling approximately $54.8 million and $5.4 million, respectively, as available-for-sale. These investments are stated at amortized costs, which approximates fair value.

     (e) Marketable Investments

      Marketable investments are available-for-sale securities which are recorded at fair market value. The difference between amortized cost and fair market value, net of tax effect, is shown as a separate component of stockholders’ equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income. Realized gains and losses from sales of available-for-sale securities were not material for any period presented. The Company considers available evidence, including the duration and extent to which declines in fair value compares to cost and the associated unrealized loss is “other than temporary.” If the decline is considered other than temporary, the unrealized loss is removed from other comprehensive income (loss) and recorded as other expense.

     (f) Financial Instruments and Concentration of Credit Risk

      Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable investments and accounts receivable.

      The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses and such

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses have been within management’s expectations. No customer accounted for greater than 10 percent of total revenues in 2002, 2001 or 2000.

      The fair market values of cash and cash equivalents, restricted cash, marketable investments, accounts receivable, accounts payable, accrued expenses and income taxes payable at both December 31, 2002 and 2001 approximate their carrying amounts.

     (g) Property and Equipment

      Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the lease term. When an item is sold or retired, the cost and related accumulated depreciation is relieved, and the resulting gain or loss, if any, is recognized in the statement of operations.

     (h) Other Assets

      Other assets include long term investments recorded under both the cost and equity methods of accounting. The Company uses the equity method of accounting for investments when it has an ownership interest of 20% to 50% or the ability to exercise significant influence over an investee’s operating activities. Investments accounted for under the equity method and cost method amounted to approximately $0 and $5.6 million at December 31, 2002, respectively, and approximately $5.7 million and $200,000 at December 31, 2001, respectively. During the fourth quarter of 2002, the Company’s designee on Dream Incubator, Inc.’s (DI) Board of Directors resigned as a Director of DI, and the Company sold a portion of its DI shares. At December 31, 2002, this investment is now classified as a cost method equity investment because the Company no longer has the ability to significantly influence DI. At December 31, 2001, the investment was classified as an equity method investment. For the year ended December 31, 2002, the Company recorded $259,000 of realized gains on the sale of DI shares in the public market. See Note 7 for Investments and Minority Interest.

      The Company classifies all cost method equity investments of publicly traded companies as “available-for-sale.” Available-for-sale investments are reported at fair value as of each balance sheet date. Fair value is determined based on market quotations. Investments in equity securities for which fair value is not readily determinable are carried at cost. If the fair value of the investment declines below cost, the Company considers available evidence, including the duration and extent to which the market value has been less than cost, to evaluate the extent to which the decline is “other than temporary.” If the decline is considered other than temporary, the cost basis of the investment is adjusted down to fair value and the amount of the adjustment is included in the Company’s consolidated statement of operations. For the years ended December 31, 2002, 2001 and 2000, the Company recorded $271,000, $4.8 million and $1.3 million, respectively, in charges to write down certain investments because the decline in the value of these investments was considered to be other than temporary.

     (i) Change in Interest Gains and Losses

      The Company includes gains and losses on changes in its interest in its subsidiaries and equity method investees in net income (loss). If the change in interest is a gain and the subsidiary or equity method investee is a research and development, start-up or development stage company or an entity whose viability as a going concern is under consideration, the Company accounts for the change in interest as a component of stockholders’ equity.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(j)	Revenue Recognition and Allowance for Doubtful Accounts

      The Company recognizes revenue from the provision of professional services under written service contracts with its clients. The Company derives a significant portion of its revenue from fixed-price, fixed-time contracts. Revenue generated from fixed-price contracts, with the exception of support and maintenance contracts, is recognized based on the ratio of labor hours incurred to estimated total labor hours. This method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. Revenue generated from fixed-price support and maintenance contracts is recognized ratably over the contract term. Revenue from time-and-material contracts is recognized as services are provided. Certain contracts provide for revenue to be generated based upon the achievement of certain performance standards. Revenue will be recognized when those performance standards are achieved. No revenue has been recognized to date for performance standards. In some instances during 2001 and 2000, services were provided to clients in exchange for equity instruments of the client. The Company measures the fair value of the equity instrument on the date the parties come to a mutual understanding of the terms of the arrangement and a commitment for performance by the Company to earn the equity instruments is reached, or when the equity is earned, whichever occurs earlier. The Company did not receive any equity for services rendered for the year ended December 31, 2002. For the years ended December 31, 2001 and 2000, $156,000 and $2.1 million, respectively, of equity was received for services rendered. Subsequent changes in the value of equity are measured as indicated in the “Other Assets” policy above.

      Recognized revenues and profits are subject to revisions as the contract progresses to completion. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. For the year ended December 31, 2002, $2.6 million was provided for estimated losses on uncompleted contracts. Earnings recognized in excess of the amounts invoiced to clients are classified as unbilled revenues. Amounts invoiced to clients in excess of revenue recognized are classified as deferred revenues.

      The Company recognizes revenue for services only in those situations where collection from the client is probable. The Company establishes billing terms at the time project deliverables and milestones are agreed. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company bases its estimates on its historical collection and write-off experience, current trends, credit policy, detailed analysis of specific client situations and percentage of its accounts receivable by aging category. If the financial condition of Sapient’s clients were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. For the years ended December 31, 2002, 2001 and 2000, $263,000, $2.7 million and $6.3 million, respectively, was provided for doubtful accounts.

      In November 2001, the Emerging Issues Task Force (EITF) issued Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-Of-Pocket” Expenses Incurred.” This pronouncement requires that reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the Company’s statement of operations. The Company incurs incidental expenses in the delivery of services to its clients that are commonly referred to as “out-of-pocket” expenses. These expenses include, but are not limited to, travel and related charges. Accordingly, the Company adjusted revenue for all periods reported to include the reimbursable expenses billed to clients. Previously, these expense reimbursements were classified as a reduction of project personnel costs. This change in classification had no effect on current or previously reported net income (loss) or net income (loss) per share.

     (k) Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” requires that companies either recognize compensation expense for grants of stock options

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At December 31, 2002, the Company has nine stock-based compensation plans, which are described more fully in Note 12. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000

	(In thousands except per share data)
Net income (loss) as reported	$(229,203)	$(189,768)	$46,960
Add back: Stock-based compensation, included in net income (loss), as reported	$3,161	$4,449	$2,165
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(44,460)	(64,350)	(58,117)

Pro forma	$(270,502)	$(249,669)	$(8,992)

Basic net income (loss) per share
As reported	$(1.83)	$(1.53)	$0.39
Pro forma	$(2.16)	$(2.01)	$(0.08)
Diluted net income (loss) per share
As reported	$(1.83)	$(1.53)	$0.35
Pro forma	$(2.16)	$(2.01)	$(0.07)

      The stock-based compensation expense appearing in the financial statements relates to the Human Code, Inc. (Human Code), The Launch Group Aktiengesellschaft (TLG) and Adjacency, Inc. (Adjacency) acquisitions. The Company assumed the Human Code options granted to Human Code employees, which vest ratably over periods up to four years. Deferred compensation expense relates to the intrinsic value of the unvested options on the date of purchase. TLG employees were issued $10.0 million of restricted Sapient stock in July 2001. The $10.0 million is being amortized over a period of four years. Adjacency stock options were granted, prior to the acquisition by the Company, at below fair market value. The deferred compensation was being amortized on a straight-line basis over the vesting period of three years and was fully amortized as of December 31, 2001.

     (l) Advertising Costs

      The Company charges the costs of advertising to expense as incurred, and includes them in selling and marketing costs in the consolidated statements of operations. Such costs totaled approximately $83,000, $156,000 and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(m)	Income Taxes

      The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences, operating losses, or tax credit carry forwards are expected to be recovered or settled. The effect on deferred

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. See Note 10.

(n)	Earnings (Loss) Per Share

      Under Statement of Financial Accounting Standards No. 128, the Company presents basic income (loss) per share and diluted income (loss) per share for each of the following line items: income (loss) from continuing operations, loss from discontinued operations and net income (loss). Basic income (loss) per share is based on the weighted average number of shares outstanding during the period. Diluted income (loss) per share reflects the per share effect of dilutive common stock equivalents. Common stock equivalents were outstanding for the years ended December 31, 2002 and 2001 but were not included in the computation of diluted EPS because the Company recorded losses for each of the years.

(o)	Comprehensive Income (Loss)

      Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) establishes standards for reporting comprehensive income (loss) and its components in the body of the financial statements. Comprehensive income (loss) includes net income (loss) as currently reported under generally accepted accounting principles and also considers the effect of additional economic events that are not required to be recorded in determining net income (loss) but are rather reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on investments which are considered temporary as components of comprehensive income (loss).

(p)	Segment Reporting

      Through December 31, 2001, the Company operated in one operating segment. Effective January 1, 2002, the Company has discrete financial data by operating segments available based on the Company’s new method of internal reporting, which disaggregates its operations on a business unit basis for its United States operations and on a geographic basis for its international operations. Operating segments are defined as components of the Company concerning which discrete financial information is available that is evaluated regularly by the chief operating decision maker. Management uses this information to manage resources and evaluate performance. Data was not available for comparative periods prior to January 1, 2002.

      The Company does not allocate certain selling and marketing and general and administrative expenses to its business unit segments in the United States, because these activities are managed separately from the business units. The Company did not allocate the costs associated with the February 2002, June 2002 and December 2002 restructuring plans across its operating segments, given that the majority of the restructuring costs represent consolidation of facilities and other items that are not specific to individual operating segments. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each operating segment. In prior quarters during 2002, the Company’s Japanese subsidiary was included in “All Other.” During the fourth quarter of 2002, the Company discontinued operations in Japan and classified the results of operations as discontinued for all periods presented.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below presents the service revenues and operating income (loss) attributable to these operating segments for the twelve months ended December 31, 2002 (in thousands).

	Financial	Public		Automotive/	Consumer/	Technology/		United
	Services	Services		Industrial	Transportation	Communications		Kingdom	Germany	Sub-Total

Service revenues	$39,382	$20,799		$15,120	$12,411	$16,079		$39,738	$11,102	$154,631
Operating income (loss)	$3,672 (1)	$(3,770	)(1)	$3,106 (1)	$1,116 (1)	$(1,311	)(1)	$(1,466)	$(3,964)	$(2,617	)(1)

	Sub-Total		All	Reconciling		Consolidated
	Reportable Segments		Other	Items		Totals

Service revenues	$154,631		$19,180	$—		$173,811
Operating income (loss)	$(2,617	)(1)	$1,750 (1)	$(239,831	)(2)	$(240,698	)(2)

(1)	The business unit segment operating income (loss) reflects only the direct controllable expenses of each business unit segment. The total operating results for each business unit segment in the U.S. do not contain an allocation of certain corporate, selling and marketing, or general and administrative expenses incurred in support of the U.S. business unit segments.

(2)	Represents consolidated loss before income taxes, net equity loss from investees and loss from discontinued operations. Adjustments that are made to the total of the segments’ operating income (loss) in order to arrive at consolidated loss before income taxes include the following:

Impairment of goodwill and intangible assets	$107,430
Restructuring and other related charges	66,885
Amortization of intangible assets	4,328
Stock-based compensation	3,161
Other income	(1,788)
Interest income	(4,312)
Unallocated expenses	64,127 (3)

$239,831

(3)	Includes corporate and U.S. selling and marketing and general and administrative costs.

(q)	Geographic Data

      Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated statements of operations and the consolidated balance sheets:

	2002	2001	2000

	(In thousands)
Service revenues:
North America	$115,487	$251,446	$459,460
International	58,324	73,719	43,504

Total service revenues	$173,811	$325,165	$502,964

Long-lived assets:
North America	$16,862	$144,290
International	8,786	10,320

Total long-lived assets	$25,648	$154,610

      During the years ended December 31, 2002, 2001 and 2000, Sapient Limited, the Company’s subsidiary in the U.K., had $39.7 million, $56.6 million and $33.8 million of service revenues, respectively, or 68%, 77% and 78%, respectively, of total international revenues.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(r)	New Accounting Pronouncements

      In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It supersedes the guidance in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS 146, an entity’s commitment to a plan does not, by itself, create a present obligation that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, however, the Company will continue to follow the guidance of EITF No. 94-3 for any changes in its restructuring estimates for the initiatives implemented in 2001 and 2002.

      In November 2002, the FASB’s Emerging Issues Task Force finalized EITF Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement considerations should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and early application is permitted. Upon adoption, entities may elect to either apply EITF 00-21 prospectively or report the change in accounting as a cumulative-effect adjustment. The adoption of EITF 00-21 is not expected to have a significant impact on the Company.

      In November 2002, the FASB issued Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and warranty obligations. It also clarifies that at the time a company issues a guarantee, a company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions of FIN 45 relating to initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of the initial recognition and measurement provisions in the first quarter of 2003 to have a significant impact on its financial condition or results of operations. The disclosure requirements of FIN 45, which are effective for both interim and annual periods that end after December 15, 2002, were adopted by the Company for the year ended December 31, 2002, as reflected in Note 11.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for stock-based compensation to employees under APB Opinion No. 25 and related interpretations. The Company adopted the disclosure requirements of this Statement as of December 31, 2002, as reflected above in Note 2(k).

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is required to be applied to preexisting entities of the Company as of the beginning of the first quarter after June 15, 2003. FIN 46 is required to be applied to all new entities with which the Company becomes involved beginning February 1, 2003. Based upon the accounting guidance and other information available, the Company does not believe its joint venture, discussed in Note 7, meets the definition of a variable interest entity. The Company currently believes the adoption of FIN 46 will not have a significant impact on the Company. The Company believes the interpretive accounting guidance necessary for FIN 46 will continue to evolve. Additional interpretive guidance could affect the accounting for the Company’s joint venture.

(3) Marketable Investments

      At December 31, 2002 and 2001, all of the Company’s marketable investments were classified as available-for-sale. Marketable investments are carried on the balance sheet at their fair market value.

      The following tables summarize the Company’s marketable investments in thousands of dollars:

	2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Commercial paper	$7,409	$10	$—	$7,419
U.S. government agencies	61,324	207	(79)	61,452
Municipal notes and bonds	1,641	15	—	1,656
Corporate debt securities	8,934	53	(3)	8,984

Marketable investments	$79,308	$285	$(82)	$79,511

Current marketable investments				59,085

Non-current marketable investments				$20,426

	2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Commercial paper	$8,095	$6	$—	$8,101
U.S. government agencies	73,613	474	(19)	74,068
Municipal notes and bonds	46,288	207	(100)	46,395
Corporate debt securities	6,204	48	(23)	6,229

Marketable investments	$134,200	$735	$(142)	$134,793

Current marketable investments				120,674

Non-current marketable investments				$14,119

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Contractual maturities of marketable investments at December 31, 2002:

	Amortized	Market
	Cost	Value

Less than one year	$57,977	$58,085
Due in 1-2 years	20,331	20,426
Due in 2-5 years	—	—
Due after 5 years	1,000	1,000

Marketable investments	$79,308	$79,511

      Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Gross realized gains and losses on the sale of securities are calculated using the specific identification method, and were not material to the Company’s consolidated results of operations for the years ended 2002, 2001 and 2000.

(4) Property and Equipment

      The cost and accumulated depreciation of property and equipment at December 31, 2002 and 2001 are as follows:

			Estimated
	2002	2001	Useful Life

	(In thousands)
			Lesser of
			lease term or
Leasehold improvements	$22,539	$26,978	life of asset
Furniture and fixtures	4,639	5,799	5 years
Office equipment	5,931	7,793	5 years
Computer equipment	19,231	42,388	3 years

	52,340	82,958
Less accumulated depreciation	(28,078)	(41,492)

Property and equipment, net	$24,262	$41,466

      Depreciation and amortization expense was approximately $13.7 million, $18.3 million and $13.9 million for the years ended 2002, 2001 and 2000, respectively.

(5) Goodwill

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” (SFAS 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with at least annual tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives to their estimated value. Companies had six months from the date of adoption of SFAS 142 to complete a transitional goodwill impairment test, which is applied as of the beginning of the fiscal year in which the standard was first adopted. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 were adopted by the Company, as required, on January 1, 2002.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As a result of the provisions of SFAS 142, beginning January 1, 2002, the Company ceased amortization of goodwill, which was approximately $101.8 million at that time. The Company performed an impairment review of its goodwill as of January 1, 2002, under the transitional provisions of SFAS 142. The Company identified its reporting units, allocated assets and liabilities to the reporting units and performed impairment tests on the goodwill associated with each of the reporting units by comparing the reporting units’ book value to their estimated fair value. Assets and liabilities, including goodwill, were allocated to reporting units based on factors such as specific identification, percentage of revenue and headcount. The fair value of the reporting units was estimated considering a market multiple of revenue approach. During the three months ended June 30, 2002, the Company completed the transitional impairment test of goodwill and concluded that no impairment of the goodwill had occurred as of January 1, 2002. By June 30, 2002, the Company’s stock price had declined significantly from January 1, 2002, at which point the Company’s market capitalization, based on its stock price, was below its book value, and the Company performed an interim goodwill impairment test. The Company’s stock price at January 2, 2002 was $7.25 per share and declined to $1.06 per share at June 28, 2002. Based on the analysis at June 30, 2002, the carrying amount of all reporting units exceeded their fair values and a goodwill impairment charge of $101.8 million was recognized in the statement of operations under the caption “Impairment of goodwill and intangible assets,” for the twelve months ended December 31, 2002. This charge represented 100% of the goodwill balance at January 1, 2002. The valuation of the estimated fair value of reporting units based on a market multiple of revenue approach required significant estimates and assumptions. These estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. If different estimates or assumptions were used, it is reasonably possible that the analysis would have generated materially different results. Our Japanese subsidiary did not have intangible assets and therefore goodwill amortization had no effect on discontinued operations.

      The following is a summary of reported income (loss) from continuing operations and basic and diluted income (loss) per share from continuing operations for the twelve months ended December 31, 2002, 2001 and 2000, as adjusted to remove the amortization of goodwill (in thousands, except per share amounts):

	Years Ended December 31,

	2002		2001	2000

Reported income (loss) from continuing operations		$(222,462)	$(185,809)	$49,131
Add back: Goodwill amortization		—	18,897	7,543

Adjusted income (loss) from continuing operations		$(222,462)	$(166,912)	$56,674

Basic income (loss) per share from continuing operations:
Reported basic income (loss) per share from continuing operations		$(1.78)	$(1.50)	$0.41
Goodwill amortization		$—	$0.15	$0.06

Adjusted basic income (loss) per share from continuing operations		$(1.78)	$(1.35)	$0.47

Diluted income (loss) per share from continuing operations:
Reported diluted income (loss) per share from continuing operations		$(1.78)	$(1.50)	$0.37
Goodwill amortization	$		0.15	$0.05

Adjusted diluted income (loss) per share from continuing operations		$(1.78)	$(1.35)	$0.42

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in allocated goodwill for the twelve months ended December 31, 2002, are as follows:

	Financial	Public	Automotive/	Consumer/	Technology/	United
	Services	Services	Industrial	Transportation	Communications	Kingdom	Germany	All Other	Total

Balance as of January 1, 2002	$25,138	$12,060	$7,140	$339	$26,568	$11,092	$8,396	$11,062	$101,795
Impairment charges	(25,138)	(12,060)	(7,140)	(339)	(26,568)	(11,092)	(8,396)	(11,062)	(101,795)

Balance as of December 31, 2002	$—	$—	$—	$—	$—	$—	$—	$—	$—

(6) Intangible Assets

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes FASB Statement No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” SFAS 144 applies to all long-lived assets (including discontinued operations), except goodwill, and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and was adopted by the Company, as required, on January 1, 2002. In accordance with SFAS 144, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Factors we consider important which could trigger an impairment review include:

•	significant underperformance relative to historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

      If such circumstances exist, we evaluate the carrying value of long-lived assets, other than goodwill, to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. The Company determined that an interim impairment test of its long-lived assets was necessary at June 30, 2002 due to the significant decline in the Company’s market capitalization, as determined by its stock price. Utilizing the lowest level of identifiable cash flows for each long-lived asset group, the Company determined that the expected undiscounted cash flows related to its long-lived asset groups would not recover the carrying value of the assets over their remaining useful lives. Accordingly, the Company compared the carrying amounts of its long-lived assets to their estimated fair values. Fair values were estimated using methods such as estimated replacement cost and relief from royalty. Based on the analysis at June 30, 2002, the fair values of certain intangible assets were below their carrying values and an impairment charge of $5.6 million was recognized in the statement of operations under the caption “Impairment of goodwill and intangible assets,” for the twelve months ended December 31, 2002. The intangible assets at December 31, 2002 are being amortized on a straight-line basis over their remaining useful lives, which are less than one year. The valuation of long-lived assets requires significant estimates and assumptions, including fair value estimates such as estimated replacement cost and relief from royalty. These estimates contain management’s best estimates, using appropriate and customary

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions and projections at the time. If different estimates or adjustments were used, it is reasonably possible that our analysis would have generated materially different results.

      The following is a summary of intangible assets as of December 31, 2002 and 2001 (in thousands):

	December 31, 2002

	Gross Carrying	Accumulated	Impairment	Net Book
	Amount	Amortization	Charge	Value

Amortizable intangible assets
Marketing assets and customer lists	$4,100	$(2,481)	$(1,519)	$100
Employment agreements	1,000	(778)	—	222
Developed technology	16,160	(10,980)	(4,116)	1,064

Total	$21,260	$(14,239)	$(5,635)	$1,386

	December 31, 2001

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Amortizable intangible assets
Marketing assets and customer lists	$4,100	$(2,109)	$1,991
Employment agreements	1,000	(444)	556
Developed technology	16,160	(7,358)	8,802

Total	$21,260	$(9,911)	$11,349

      Amortization expense related to the intangible assets was $4.3 million and $9.2 million for the twelve months ended December 31, 2002 and 2001, respectively. Amortization expense related to intangible assets is expected to be $598,000 for the three months ended March 31, 2003 and $1.4 million for the year ended December 31, 2003. The current balance of amortizable intangible assets will be fully amortized in 2003.

(7) Investments and Minority Interest

      On October 25, 2000, the Company invested $3.7 million in DI, a management consulting company that develops strategies for e-businesses in Japan, and acquired a 19% interest. Under the terms of the Company’s investment agreement with DI, the Company had one seat on DI’s board of directors, with special voting rights and other privileges, and therefore used the equity method of accounting for this investment. During the year ended December 31, 2001, the Company’s equity ownership percentage in DI was diluted from 19% to approximately 17% due to the sale by DI of shares to new investors. In May 2002, the Company’s equity ownership percentage in DI was further diluted from approximately 17% to approximately 15.7%, as a result of a public offering of DI’s common stock. Both rounds of financing by DI were at a higher price per share than the Company previously paid and recorded gains of $1.8 million and $1.4 million for the years ended December 31, 2002 and 2001, respectively, as a result of the change in equity interest. On October 25, 2000, DI acquired a 12% equity interest in Sapient KK, the Company’s Japanese subsidiary, for $1.3 million in cash. The excess cash payment of $347,000 over the Company’s carrying value of Sapient KK was recorded as a component of stockholders’ equity, due to the start up nature of Sapient KK. DI provided Sapient KK with start up services, which included strategy, temporary management, recruiting and other services. Prior to this transaction, the Company owned 100% of this subsidiary.

      During the fourth quarter of 2002, the Company discontinued its Sapient KK operations in Japan (See Note 17). On November 14, 2002, as part of the dissolution of Sapient KK, the Company and DI agreed to unwind the cross ownership position between DI and Sapient KK in exchange for DI lifting certain trade restrictions on its common stock owned by the Company. The Company transferred approximately 1,400 shares of DI, having a fair market value of approximately $1.0 million, to DI, in return for DI’s transfer to us

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of DI’s 12% minority interest in Sapient KK. Under the regulations of the Tokyo Stock Exchange, the Company was required to make a cash payment of approximately $1.0 million to DI for the Sapient KK shares being transferred to the Company. This payment was then transferred back to the Company by DI for the DI shares being transferred to DI. The cash payment for the minority interest became part of the Company’s investment basis in Sapient KK, which was reduced to zero upon dissolution of Sapient KK and is included in the Company’s loss from discontinued operations for the twelve months ended December 31, 2002. In addition, the Company’s designee on DI’s Board of Directors resigned his position as a Director of DI. DI is a public company traded in Japan, and the Company is selling its remaining shares of DI common stock as market conditions permit. As of November 2002, the Company uses the cost method of accounting, since the Company no longer has the ability to significantly influence DI. As of December 31, 2002, the Company sold 1,000 shares of the 11,273 remaining shares that the Company owned after the unwinding of the cross ownership, resulting in net cash proceeds of approximately $585,000, and a gain of approximately $43,000.

      In September 1999, the Company commenced a joint venture, Sapient S.p.A., in Milan, Italy. The joint venture provides business and technology consulting in Italy. The Company owns 50% of the voting stock of this joint venture and uses the equity method of accounting because the Company has the ability to significantly influence, but not control, the joint venture. The Company had call option rights to purchase one additional share in January 2002 and January 2003 at a price equal to its nominal value, which were not exercised. The Company also has the option to purchase the remaining ownership interests in the joint venture in January 2004 and in each quarter of 2004 at a price determined using a formula based on an appraised fair market value and a multiple of projected earnings. The Company invested approximately $2.0 million in the joint venture. Due to the losses incurred by Sapient S.p.A. since its inception, the Company’s investment balance was reduced to zero during the second half of 2002.

(8) Bank Loan Facility

      In March 2002, the Company canceled its bank revolving line of credit, which provided for borrowings of up to $5.0 million. At the time of cancellation and at all times throughout 2001 and 2002, the Company had no borrowings outstanding. The Company had letters of credit outstanding under the line of credit of approximately $2.3 million at the time of cancellation. The Company has deposited approximately $10.6 million with various banks as collateral for letters of credit and performance bonds and has classified this cash as restricted on the accompanying consolidated balance sheet at December 31, 2002.

(9) Restructuring and Other Related Charges

      As a result of the decline in the demand for advanced technology consulting services that began in the second half of 2000, and the resulting decline in the Company’s service revenues, the Company restructured its workforce and operations in March 2001, July 2001, February 2002, June 2002 and December 2002. In connection with the restructuring plan implemented in December 2002, the Company recorded restructuring and other related charges of $12.0 million, consisting of $7.1 million for workforce reductions, $4.4 million for consolidation of facilities and $0.5 million for the write-down of other depreciable assets during the three months ended December 31, 2002. The December 2002 restructuring is expected to result in the termination of 179 employees in total, of whom 74 remained employed by the Company as of December 31, 2002, and who are expected to be terminated in the first and second quarters of 2003 upon completion of project assignments. Of the terminated employees, 70% are project personnel, 10% are selling and marketing personnel and 20% are general and administrative personnel. In connection with the termination of certain former TLG employees, the Company accelerated the vesting of approximately 138,000 shares of restricted common stock as a part of their severance packages, resulting in a non-cash charge of approximately $903,000,which is included in the $7.1 million workforce reduction charge. The December 2002 restructuring plan also included further consolidation of office space. Estimated costs for the reduction in physical office space are composed of contractual rental commitments for office space being vacated and related costs, brokerage and related costs to

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sublet the office space, leasehold improvement write-downs, offset by estimated sub-lease income. The total reduction of office space will be approximately 39,000 square feet, 93% of which was vacated as of December 31, 2002. The Company recorded an additional $0.6 million restructuring charge during the three months ended December 31, 2002 due to changes in estimates for charges recorded in prior quarters, primarily due to changing real estate markets.

      For the three months ended September 30, 2002, the Company recorded a $5.1 million restructuring credit for charges recorded in prior quarters. The credit is the result of savings in outplacement services and facility costs, net of restructuring charges of $1.5 million for workforce reductions and facility charges in connection primarily with the planned closure of its Japan office in December 2002. Included in the restructure charge is approximately $662,000 related to Japan which is now included in the Company’s loss from discontinued operations for the year ended December 31, 2002. The restructuring charge for the Japan office closure resulted in the termination of 33 employees in total. The total reduction of office space was approximately 8,600 square feet, all of which was vacated as of December 31, 2002.

      In connection with the restructuring plan implemented in June 2002, the Company recorded restructuring and other related charges of $9.8 million, consisting of $3.1 million for workforce reductions, $6.2 million for consolidation of facilities and $0.5 million for the write-down of other depreciable assets during the three months ended June 30, 2002. The June 2002 restructuring resulted in the termination of 106 employees in total, none of whom remained employed by the Company as of December 31, 2002. Of the terminated employees, 76% were project personnel, 4% were selling and marketing personnel and 20% were general and administrative personnel. The June 2002 restructuring plan also included further consolidation of office space, including the closing of the Company’s Houston and Denver offices. Estimated costs for the reduction in physical office space is composed of contractual rental commitments for office space being vacated and related costs, brokerage and related costs to sublet the office space, leasehold improvement write-downs, offset by estimated sub-lease income. The total reduction of office space was approximately 52,000 square feet, all of which was vacated as of December 31, 2002.

      In connection with the restructuring plan announced in February 2002, the Company recorded restructuring and other related charges of $48.7 million, consisting of $12.9 million for workforce reductions, $35.0 million for consolidation of facilities and $0.8 million for the write-down of other depreciable assets during the three months ended March 31, 2002. The Company reduced its headcount by a total of 415 project personnel. Significant actions were also taken to streamline internal operations, including reductions in physical space and the reduction of 130 selling and marketing and general and administrative employees. In total, the February 2002 restructuring plan resulted in the termination of 545 employees, none of whom remained employed by the Company as of September 30, 2002. Of the terminated employees, 76% were project personnel, 3% were selling and marketing personnel and 21% were general and administrative personnel. Estimated costs for the reduction in physical office space are composed of contractual rental commitments for office space being vacated and related costs, brokerage and related costs to sublet the office space, leasehold improvement write-downs, offset by estimated sub-lease income. The total reduction of office space was approximately 291,000 square feet, all of which was vacated as of September 30, 2002.

      In connection with the restructuring plans announced in March 2001 and July 2001, the Company recorded restructuring and other related charges of $100.6 million during 2001. The restructuring plans resulted in the termination of 1,251 employees. The restructuring plans also included closing the Sydney, Australia office and consolidating office space in other cities where the Company had multiple office locations. Included in the restructure charge is approximately $561,000 related to the Company’s Japan subsidiary which is now included in our loss from discontinued operations for the year ended December 31, 2001. Estimated costs for the consolidation of facilities are composed of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space, leasehold improvement write-

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

downs, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 639,000 square feet.

      These restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the future resulting in additional adjustments and the effect could be material.

      Charges for restructuring and other related activities as of, and for the twelve months ended December 31, 2002 and 2001 were as follows (in thousands):

		Additional	Additional	Additional	Additional		Utilized
	Balance	Charge-	Charge-	Charge-	Charge-	Adjust-			Balance
	12/31/01	Q1	Q2	Q3	Q4	ments	Non-Cash	Cash	12/31/02

Workforce	$1,635	$12,967	$3,100	$697	$7,119	$(643)	$(903)	$(18,839)	$5,133
Facilities	51,705	34,981	6,153	820	4,439	(3,883)	(3,968)	(21,804)	68,443
Depreciable assets	—	787	525	—	485	—	(1,797)	—	—

	$53,340	$48,735	$9,778	$1,517	$12,043	$(4,526)	$(6,668)	$(40,643)	$73,576

Current accrued restructuring costs									36,466

Non-current accrued restructuring costs									$37,110

				Utilized
	Original	Additional				Balance
	Charge	Charge	Adjustments	Non-Cash	Cash	12/31/01

Workforce	$11,948	$11,691	$852	$(67)	$(22,789)	$1,635
Facilities	33,285	23,549	13,217	(6,470)	(11,876)	51,705
Depreciable assets	2,109	2,769	1,220	(6,098)	—	—

	$47,342	$38,009	$15,289	$(12,635)	$(34,665)	$53,340

Current accrued restructuring costs						17,829

Non-current accrued restructuring costs						$35,511

(10)	Income Taxes

      The provision (benefit) for income taxes consists of the following:

	2002	2001	2000

	(In thousands)
Federal, current	$(17,217)	$(11,634)	$31,320
State, current	201	117	4,741
Foreign, current	(648)	710	1,534

Subtotal, current income tax provision (benefit)	(17,664)	(10,807)	37,595

Federal, deferred	—	6,674	(3,174)
State, deferred	(921)	1,042	(496)
Foreign, deferred	—	—	—

Subtotal, deferred income tax provision (benefit)	(921)	7,716	(3,670)

Income tax provision (benefit)	$(18,585)	$(3,091)	$33,925

      The Company recorded a net income tax benefit of $18.6 million for the year ended December 31, 2002, of which $17.2 million relates to the enactment of “The Job Creation and Worker Assistance Act of 2002,” enacted March 9, 2002, which allowed the Company to carry back its tax net operating loss for U.S. federal purposes for an additional three years to 1996. The income tax benefit of the employee stock option

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes credited to additional paid-in capital was $20.6 million and $15.2 million for the years ended December 31, 2001 and 2000, respectively. No amounts were credited to additional paid-in capital for the year ended December 31, 2002.

      Income tax expense for the years ended December 31, 2002, 2001 and 2000 differed from the amounts computed by applying the U.S. statutory income tax rate to pre-tax income as a result of the following:

	2002	2001	2000

Statutory income tax (benefit) rate	(35.0)%	(35.0)%	35.0%
Impact of the Job Creation and Worker Assistance Act of 2002	(6.9)	—	—
State income taxes, net of federal benefit	(3.2)	(4.8)	5.2
Non-deductible goodwill	13.3	3.1	2.4
Tax exempt interest	—	(.9)	(2.0)
Valuation allowance	23.5	35.4	—
Other, net	0.6	0.6	(0.2)

Effective income tax (benefit) rate	(7.7)%	(1.6)%	40.4%

      At December 31, 2002 and 2001, deferred income tax assets and liabilities resulted from differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

	2002	2001

	(In thousands)
Deferred income tax assets (liabilities), current:
Deferred revenue	$1,888	$9,372
Allowance for doubtful accounts	717	1,241
Other reserves and accruals	1,430	867
Unbilled revenue	(2,966)	(5,410)
Restructuring charges	1,346	6,899

Gross deferred income tax assets (liabilities), current	2,415	12,969
Valuation allowance	(2,415)	(12,969)

Net deferred income tax assets (liabilities), current	$—	$—

Deferred income tax assets (liabilities), non-current:
Property and equipment	$3,148	$1,849
In-process research and development	3,194	3,494
Goodwill and other intangibles	5,075	(1,470)
Less than 100% owned consolidated investments	—	(679)
Tax credits	4,786	3,249
Unused net operating losses	71,431	38,871
Restructuring charges	25,739	14,359

Gross deferred income tax assets (liabilities), non-current	113,373	59,673
Valuation allowance	(113,373)	(59,673)

Net deferred income tax assets (liabilities), non-current	$—	$—

      The Company has net operating loss carry-forwards of approximately $144 million and $83 million related to U.S. federal purposes, $239 million and $132 million related to state jurisdictions, and $20 million

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $7 million related to foreign jurisdictions at December 31, 2002 and 2001, respectively. If not utilized, the net operating loss carry-forwards will begin to expire at various times beginning in 2007. The Company’s federal research and development and alternative minimum tax credit carry-forwards for income tax purposes are approximately $4.8 million and $3.2 million at December 31, 2002 and 2001, respectively. If not utilized, the federal tax credit carry-forwards will begin to expire in 2017. In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2001 and 2002 and uncertainty as to the extent and timing of profitability in future periods, the Company recorded a full valuation allowance of approximately $115.8 million and $72.6 million at December 31, 2002 and 2001, respectively. The assessment of the valuation allowance requires significant judgment and can materially affect net income. If the realization of deferred tax assets in the future becomes more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made.

      The Company has a deferred tax asset pertaining to net operating loss carry-forwards resulting from the exercise of employee stock options of approximately $4.4 million at both December 31, 2002 and 2001. When recognized, the tax benefit of these loss carry-forwards will be accounted for as a credit to additional paid-in-capital.

      The Company did not provide for United States income taxes and foreign withholding taxes on a cumulative total of approximately $5.2 million and $10.5 million of undistributed earnings for certain non-United States subsidiaries at December 31, 2002 and 2001. The Company intends to reinvest any earnings indefinitely in operations outside the United States.

      Net total income taxes (received) paid in 2002, 2001 and 2000 were approximately $(33.0) million, $565,000 and $16.4 million, respectively.

(11)	Commitments and Contingencies

      The Company maintains its executive offices in Cambridge, Massachusetts and operating offices in several locations throughout the United States and abroad. Future minimum rental commitments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2002 were as follows (in thousands):

Total

2003	$42,596
2004	21,361
2005	9,093
2006	7,102
2007	4,782
Thereafter	17,510

      Rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $10.9 million, $22.4 million and $25.4 million, respectively.

      The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various pending or threatened legal claims and administrative audits which have arisen in the ordinary course of its business. The Company has an accrual at December 31, 2002 of approximately $858,000 related to those items that remain outstanding. The ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than amounts previously accrued by the Company.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As permitted under Delaware law, the Company’s Amended and Restated Certificate of Incorporation provides that the Company will indemnify its officers and Directors for certain claims asserted against them in connection with their service as an officer or Director of the Company. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. However, the Company has purchased certain Directors’ and Officers’ insurance policies that reduce its monetary exposure and enable it to recover a portion of any future amounts paid. As a result of the Company’s insurance coverage, the Company believes the estimated fair value of these indemnification arrangements is minimal.

      The Company frequently has agreed to indemnification provisions in professional services agreements with its clients and in its real estate leases in the ordinary course of its business. Pursuant to these provisions, the Company indemnifies the indemnified party for certain losses suffered or incurred by the indemnified party. With respect to the Company’s professional services agreements, these indemnification provisions typically apply to any claim asserted against its client for infringement of intellectual property rights, but may also include claims asserted against its client relating to personal injury or property damage, violations of law or certain breaches of the Company’s contractual obligations. With respect to lease agreements, these indemnification provisions typically apply to claims asserted against the landlord relating to personal injury and property damage caused by the Company, violations of law or to certain breaches of the Company’s contractual obligations. In each case, the term of these indemnification provisions generally survives the termination of the agreement, although the provision has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited, although in many cases the Company’s liability for indemnification is limited to a specific dollar amount in the applicable contract. The Company also has purchased insurance policies covering professional errors and omissions, property damage and general liability that reduce its monetary exposure for indemnification and enable it to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal.

      The Company frequently warrants that the technology solutions it develops for its clients will operate in accordance with the project specifications without defects for a specified warranty period, subject to certain limitations that the Company believes are standard in the industry. In the event that defects are discovered during the warranty period, and none of the limitations apply, the Company is obligated to remedy the defects until the solution that the Company provided operates within the project specifications. The Company is not typically obligated by contract to provide its clients with any refunds of the fees they have paid, although a small number of its contracts provide for the payment of liquidated damages upon default. The Company has purchased insurance policies covering professional errors and omissions, property damage and general liability that reduce its monetary exposure for warranty-related claims and enable it to recover a portion of any future amounts paid. The Company typically provides in its contracts for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project. The Company has never paid any material amounts with respect to the warranties for its solutions, although the Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties. Deferred revenues on contracts related to warranties is immaterial as of December 31, 2002 and 2001.

(12)	Stock Plans

(a)	1992 Stock Option Plan

      During 1992, the Company approved the 1992 Stock Plan (the 1992 Plan) for its employees. The 1992 Plan provided for the Board of Directors to grant stock options, stock purchase authorizations and stock bonus

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(c) 1996 Employee Stock Purchase Plan

      The Company’s 1996 Employee Stock Purchase Plan (the Purchase Plan) authorized the issuance of up to 3,600,000 shares of common stock to participating employees through a series of semi-annual offerings. The maximum number of shares available in each offering was 200,000 shares (plus any unpurchased shares available from previous offerings) for the first six offerings, 240,000 shares (plus any unpurchased shares available from previous offerings) for the seventh through ninth offerings, 480,000 shares (plus any unpurchased shares available from previous offerings) for the tenth offering and 600,000 shares (plus any unpurchased shares available from previous offerings) for the eleventh and twelfth offerings. As of June 30, 2002, all twelve offerings had occurred, and the Purchase Plan expired.

      An employee became eligible to participate in the Purchase Plan when he or she was regularly employed by the Company for at least 20 hours a week and for more than five months in a calendar year on the first day of the applicable offering. The price at which employees could purchase common stock in an offering was 85 percent of the closing price of the common stock on the Nasdaq National Market on the day the offering commenced or on the day the offering terminated, whichever was lower. Approximately 39 percent, 56 percent and 58 percent of eligible employees participated in at least one of the two offerings under the Purchase Plan during the years ended December 31, 2002, 2001 and 2000, respectively. Under the Purchase Plan, the Company sold 1,198,002, 856,849, and 377,044 shares of common stock in 2002, 2001 and 2000, respectively.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d) 1996 Director Stock Option Plan

      The Company’s 1996 Director Stock Option Plan (the Director Plan) authorizes the issuance of 240,000 shares of common stock. Each non-employee director elected to the Board of Directors after the adoption of the Director Plan will, upon his or her election, automatically be granted an option to purchase 40,000 shares of common stock at an exercise price equal to the fair market value of the Company’s common stock on the grant date. Options granted pursuant to the Directors Plan vest in four equal annual installments commencing on the first anniversary of the date of grant and generally expire ten years after the date of grant. As of December 31, 2002, 2001 and 2000, options to purchase 40,000 shares of common stock were outstanding under the Director Plan.

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

(f) Adjacency, Inc. 1998 Stock Option Plan

      In connection with the acquisition of Adjacency, the Company assumed the outstanding options granted under the Adjacency 1998 Stock Option Plan (the Adjacency Plan). The Adjacency Plan was originally adopted by Adjacency in 1998 and provided for the grant of stock options up to an aggregate of 4,000,000 shares of Class B common stock of Adjacency. In November 1998, prior to the acquisition, Adjacency had granted a total of 437,000 options to its employees at exercise prices between $2.36 and $12.15 per share. As a result of the acquisition, the Company assumed options under the Adjacency Plan, and converted them into options to purchase 253,016 shares of the Company’s common stock. The shares vested ratably over three years starting on the date of employment, except for certain employees who were granted accelerated vesting upon a change-in-control of Adjacency. The total compensation charge taken over the vesting period was approximately $7.2 million, since the options were granted at below fair market value. Stock-based compensation expense, relating to these options, was approximately $247,000 and $440,000 for the years ended December 31, 2001 and 2000, respectively. The deferred compensation has been fully amortized as of December 31, 2001. No further grants may be made pursuant to the Adjacency Plan. Previously outstanding options under the Adjacency Plan remain outstanding, and are exercisable for shares of the Company’s common stock.

(g) Human Code 1994 Stock Option/ Stock Issuance Plan

      Prior to the acquisition of Human Code, options to purchase approximately 2,864,000 shares of Human Code common stock were outstanding at exercise prices between $0.10 and $3.25 per share. As a result of the acquisition, the Company assumed these outstanding Human Code stock options and converted them into options to purchase approximately 471,000 shares of the Company’s common stock at exercise prices between $1.00 and $32.64 per share. The options vest ratably over periods up to four years. The Company recorded

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred compensation of $11.2 million related to the intrinsic value of the unvested options, of which approximately $184,000 has not been amortized as of December 31, 2002. Stock-based compensation expense relating to these options was approximately $342,000, $2.0 million and $1.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. In connection with the termination of certain Human Code employees to whom the deferred compensation related, $374,000 and $6.9 million was reversed through additional paid-in-capital during 2002 and 2001, respectively. The remaining deferred compensation will be charged to operations at the rate of approximately $75,000 per quarter for the next two quarters, and $34,000 in total thereafter, spread over approximately two quarters. No further grants may be made pursuant to the Human Code Plan. Previously outstanding options under the Human Code Plan remain outstanding, and are exercisable for shares of the Company’s common stock.

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

(i) 2002 Employee Stock Purchase Plan

      The Company’s 2002 Employee Stock Purchase Plan (the 2002 Purchase Plan) authorizes the issuance of up to 2,700,000 shares of common stock to participating employees through a series of periodic offerings. The precise length of each offering, and the maximum number of shares available for purchase in each offering, are established by the Company’s Board of Directors in advance of the applicable offering commencement date. The first offering under the 2002 Purchase Plan ran from July 1, 2002 until February 28, 2003, and the maximum number of shares available was 720,000 shares. The second offering under the 2002 Purchase Plan will run from March 1, 2003 until August 31, 2003, and the maximum number of shares available will be 540,000 shares (plus any unpurchased shares from the previous offering). An employee becomes eligible to participate in the Purchase Plan when he or she is regularly employed by the Company for at least 20 hours a week and for more than five months in a calendar year on the first day of the applicable offering. The price at which employees can purchase common stock in an offering is 85 percent of the closing price of the common stock on the Nasdaq National Market on the day the offering commences or on the day the offering terminates, whichever is lower.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Company’s stock option plans for the years ended December 31, 2002, 2001 and 2000 is presented below:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Fixed Options	Shares	Price	Shares	Price	Shares	Price

	(In thousands, except per share data)
Outstanding at beginning of year	24,620	$19.55	28,034	$23.27	25,048	$11.14
Granted	7,432	$2.43	7,737	$9.75	10,471	$36.67
Exercised	(136)	$1.56	(1,929)	$4.85	(4,681)	$6.33
Forfeited	(8,680)	$19.96	(9,222)	$25.73	(2,804)	$22.97

Outstanding at end of year	23,236	$14.04	24,620	$19.55	28,034	$23.27

Options exercisable at year end	10,627		8,822		6,963

Weighted average grant date fair value of options granted during the year	$2.43		$9.75		$37.26

Weighted average grant date fair value of options granted during the year below fair value (see Note 12(f) and 12(g) relating to the Adjacency and Human Code Plan)	$—		$—		$38.38

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following are the weighted average assumptions for grants in 2002, 2001 and 2000: dividend yield of 0.0 percent for each year; expected volatility of 124, 117 and 119 percent in 2002, 2001 and 2000, respectively; risk free interest rates ranging from 1.7 to 6.2 percent; and expected lives of 4 years. The pro forma impact on the three years ended December 31, 2002 is not necessarily representative of the pro forma effects which may be expected in future years.

      The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

	(In thousands)			(In thousands)
$0.00 to $0.15	564	1.5 years	$0.15	564	$0.15
$0.16 to $1.47	4,858	9.4 years	$1.44	32	$0.75
$1.48 to $5.93	2,512	7.8 years	$4.80	1,034	$5.18
$5.97 to $7.25	2,868	6.4 years	$6.62	1,968	$6.47
$7.27 to $10.31	3,483	6.6 years	$9.70	2,353	$9.66
$10.33 to $12.91	2,496	7.2 years	$11.16	1,159	$11.30
$12.94 to $28.69	2,741	6.8 years	$18.61	1,811	$18.02
$28.97 to $51.94	2,355	7.3 years	$42.70	1,090	$41.28
$51.95 to $69.27	1,348	7.1 years	$54.96	610	$55.45
$69.28 to $69.28	11	7.6 years	$69.28	6	$69.28

$0.00 to $69.28	23,236	7.3 years	$14.04	10,627	$15.61

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Retirement Plans

      The Company established a 401(k) retirement savings plan for employees in June 1994. Under the provisions of the plan, the Company matches 25 percent of an employee’s contribution, up to a maximum of $1,250 per employee per year. Total Company contributions in 2002, 2001 and 2000 were approximately $1.2 million, $2.3 million and $1.9 million, respectively.

(14) Stockholders’ Equity

(a) Restricted Common Stock

      On October 23, 2002, the Company granted 324,500 shares of restricted common stock to senior officers of the Company. The Company did not make grants of restricted shares to Messrs. Greenberg and Moore. These shares will vest ratably over a period of four years. The stock-based compensation charge was approximately $17,000 for the three months ended December 31, 2002, and will be approximately $25,000 per quarter for the next 47 quarters, or $101,000 annually.

(b) Preferred Stock

      On February 13, 1996, the Board of Directors authorized an amendment to the Company’s Certificate of Incorporation giving the Board the authority to issue up to 5,000,000 shares, $0.01 par value, of preferred stock with terms to be established by the Board at the time of issuance.

(c) Treasury Stock

      On September 20, 2001, the Board of Directors authorized a stock repurchase program of up to $25.0 million over a one-year period. Any purchases under the stock repurchase program were made from time-to-time, in the open market, through block trades or otherwise. Under this program, the Company repurchased $5.6 million of its common stock. On October 24, 2002, the Company announced a new stock repurchase program of up to $20.0 million over the following year. This program became effective immediately. Purchases under the stock repurchase program may be made from time-to-time, in the open market, through block trades or otherwise. The Company also repurchased 299,696 shares of restricted stock for $0.01 per share, as a result of forfeitures attributable to former TLG employees leaving the Company prior to vesting.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d) Earnings (Loss) Per Share

      The following information presents the Company’s computation of basic and diluted EPS for the periods presented in the consolidated statements of operations (in thousands, except per share data):

	2002	2001	2000

Income (loss) from continuing operations	$(222,462)	$(185,809)	$49,226
Loss from discontinued operations	$(6,741)	$(3,959)	$(2,266)

Net income (loss)	$(229,203)	$(189,768)	$46,960

Basic net income (loss) per share:
Weighted average common shares outstanding	124,961	124,256	119,191
Shares used in computing per share amount	124,961	124,256	119,191

Continuing operations	$(1.78)	$(1.49)	$0.41
Discontinued operations	$(0.05)	$(0.04)	$(0.02)

Basic net income (loss) per share	$(1.83)	$(1.53)	$0.39

Diluted net income (loss) per share:
Weighted average common shares outstanding	124,961	124,256	119,191
Dilutive stock options	—	—	14,573

Shares used in computing per share amount	124,961	124,256	133,764

Continuing operations	$(1.78)	$(1.49)	$0.37
Discontinued operations	$(0.05)	$(0.04)	$(0.02)

Diluted net income (loss) per share	$(1.83)	$(1.53)	$0.35

      Options to purchase approximately 22.7 million and 22.5 million shares of common stock were outstanding for the years ended December 31, 2002 and 2001, respectively, but were not included in the computation of diluted EPS because the Company recorded a net loss from continuing operations for each of the years. Options to purchase approximately 3.9 million shares of common stock for the year ended December 31, 2000 were outstanding but were not included in the computations of diluted EPS because the exercise price of the options was greater than the average market price of the Company’s common stock for the period reported.

(15) Acquisitions

      On October 25, 2000, the Company consummated an agreement to acquire TLG, a provider of strategy and business consulting services. In connection with the acquisition, the Company invested approximately $2.2 million in cash directly into TLG, issued 671,000 shares of its common stock to selling shareholders, and issued approximately 1,529,000 shares of its common stock to the former TLG employees continuing with the Company. The shares issued to the former TLG employees continuing with the Company are restricted and subject to vesting based on continued employment with the Company. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. TLG’s results of operations are included in the Company’s consolidated statement of operations from the date of acquisition. Pro forma results combining the Company and TLG are not materially different from the Company’s results of operations. The restricted shares had a value of $10.0 million upon issuance, and the Company began to amortize the $10.0 million of restricted common stock over the vesting period of 4.75 years commencing on October 25, 2000. The period should have been 4.0 years, which was corrected during 2002. The total compensation charge was approximately $2.7 million, $2.1 million and $351,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Stock-based

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation for the year ended December 31, 2002 includes a non-recurring catch-up adjustment of approximately $461,000 to correct the amortization period. The Company expects this charge to be approximately $267,000 for each of the next seven quarters, and $91,000 for the final quarter. The Company reversed $2.0 million of deferred compensation through additional paid-in-capital for the year ended December 31, 2002 as a result of forfeitures attributable to several former TLG employees leaving the Company prior to vesting in the restricted stock. Also, in connection with the termination of these former TLG employees, the Company accelerated the vesting of approximately 138,000 restricted shares. This resulted in a charge of approximately $903,000, which was recognized in the statement of operations under the caption “Restructuring and other related charges,” for the twelve months ended December 31, 2002.

      On August 28, 2000, the Company acquired all of the outstanding common stock of Human Code for approximately $133.1 million in stock and replacement of existing Human Code stock options, and direct acquisition costs of approximately $1.9 million. Human Code is a provider of interactive design services for broadband applications. The Company issued approximately 1,508,000 shares of its common stock and approximately 471,000 stock options of the Company pursuant to this acquisition. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. In 2001, 150,334 shares were returned to Sapient upon resolution of an indemnification claim asserted by the Company pursuant to the terms of the acquisition agreement. These shares were valued at $944,000, the fair value of the shares on the date that the former Human Code shareholders agreed to the return of the shares, and were recorded as a reduction to goodwill. Human Code’s results of operations are included in the Company’s consolidated statement of operations from the date of acquisition.

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

      The remaining intangible assets are being amortized on a straight-line basis over adjusted lives of fourteen months. These intangible assets will be fully amortized during the twelve months ended December 31, 2003. See Notes 5 and 6 for Goodwill and Intangible Assets.

      Below are the pro forma results of operations for the Company and Human Code assuming that the acquisition of Human Code occurred at the beginning of the twelve-month period ended December 31, 2000 (in thousands, except per share amounts).

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000

(Unaudited)
Net revenues	$516,800
Net income	$26,641
Basic net income per share	$0.22
Diluted net income per share	$0.20

      The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had this acquisition been consummated as of January 1, 2000, nor is it necessarily indicative of future operating results.

      On June 30, 2000, the Company invested $2.0 million directly in HWT, Inc. (HWT, formerly HealthWatch Technologies, L.L.C.) in connection with a reorganization of HWT. As a result of this investment and reorganization, the Company’s equity ownership of HWT increased to approximately 55%, which resulted in the Company assuming control of HWT as of that date. Prior to the reorganization, the Company had a less than 50% non-controlling ownership interest in HWT and accounted for this investment using the equity method of accounting. The consolidated statements of operations include the results of operations of HWT from the date of this additional investment. The investment and reorganization has been accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. Pro forma results combining the Company and HWT are not materially different from the Company’s results of operations.

      On January 24, 2003, the Company increased its ownership percentage in HWT to 69% by purchasing a total of 587,092 shares of HWT common stock from Jerry A. Greenberg and J. Stuart Moore, its Co-Chairmen and Co-CEOs, for a total purchase price of $557,737, in cash. The purchase price per share paid to Messrs. Greenberg and Moore was $0.95, which represented a substantial loss from their cost basis per share of $5.00. Messrs. Greenberg and Moore are no longer shareholders of HWT. The Company also commenced a tender offer on January 24, 2003 to purchase the remaining shares of HWT, for $1.05 per share, in cash. The tender offer period expired on February 24, 2003. As a result of the tender offer, the Company purchased a total of 773,151 shares of HWT common stock, for a total purchase price of $811,809, and the Company’s ownership percentage in HWT increased from 69% to 85%.

(16) Related Party Transactions

      During 2002, 2001 and 2000, the Company recognized approximately $229,000, $1.6 million and $1.4 million, respectively, in net revenues from consulting services provided to related parties in which the Company has non-controlling equity interests. In addition to recognizing revenue for services provided to Sapient S.p.A., the Company reduced general and administrative expenses by approximately $100,000, $322,000 and $992,000 for start up and administrative services billed to the joint venture during 2002, 2001 and 2000, respectively. At December 31, 2001, the Company had receivables due from these entities of approximately $434,000. At December 31, 2002, the Company had no net receivables due from this entity. The Company incurred costs of approximately $9,000, $361,000 and $863,000 in start up services provided by DI to Sapient KK for the years ended December 31, 2002, 2001 and 2000, respectively.

      On January 31, 2000, the Company entered into a strategic relationship with a client which included, among other things, the Company becoming a preferred supplier to that client and its affiliated entities. As part of the relationship, the Co-CEOs and Co-Chairmen of the Board of Directors of the Company each issued a $10.0 million convertible note to the client. The notes were convertible into shares of the Company’s common stock owned by the Co-CEOs and Co-Chairmen at a conversion rate equal to the closing price of the Company’s common stock on the date the convertible notes were executed. The client’s ability to convert the notes was subject to certain vesting restrictions, based upon the client’s ability to achieve certain revenue targets to Sapient within prescribed time frames. During the three months ended June 30, 2002, the Co-CEOs

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Co-Chairmen of the Board of Directors of the Company each repaid these notes in full. The client had not converted any portion of the notes into shares of its common stock prior to the repayment and there are no future conversion rights which remain in existence.

(17) Discontinued Operations

      On October 25, 2002, as a result of the decline in the demand for advanced technology consulting services in Japan and the resulting declines in Sapient KK’s service revenues, the Company announced that it would discontinue its Sapient KK operations in Japan. In December 2002, Sapient KK ceased its operating activities and the Japan office was closed.

      In accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted by the Company on January 1, 2002, the results of operations of a component of an entity that either has been disposed of or is classified as held for sale shall be reported in discontinued operations if both of the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. A component of an entity that will be abandoned through the liquidation or run-off of operations shall be classified as a discontinued operation when operations cease. SFAS 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 (APB 30), “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 retains the basic provisions of APB 30 for the presentation of discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Prior to the adoption of SFAS 144 in 2002, under the rules of APB 30, the Company would not have classified Japan as discontinued operations.

      Japan’s operating results for 2002 and for all prior periods presented have been collapsed and reclassified into a single line item under the caption “Loss from discontinued operations.” The table below presents the carrying amount of Sapient KK’s assets and liabilities, which are included in the Company’s consolidated balance sheet at December 31, 2002 (in thousands):

Assets:
Current assets	$447
Other assets	1,061

Total assets	1,508
Liabilities:
Current liabilities	167

Net assets	$1,341

      The table below presents service revenues and pre-tax loss from discontinued operations for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Service revenues	$2,401	$4,533	$375
Pre-tax loss from discontinued operations	$(6,741)	$(3,959)	$(2,171)

      The $6.7 million pre-tax loss from discontinued operations for the year ended December 31, 2002, includes losses on discontinued operations of approximately $1.0 million for a charge related to the repurchase

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of minority interest and approximately $1.1 million for a write-off of cumulative translation adjustments. See Note 7.

(18)	Quarterly Financial Results (Unaudited)

      The following tables set forth certain unaudited quarterly results of operations of the Company for 2002 and 2001. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended (Unaudited)

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

	(In thousands, except per share data)
Revenues:
Service revenues	$49,123	$39,741	$43,042	$41,905
Reimbursable expenses	2,672	2,050	1,893	1,947

Total gross revenues	51,795	41,791	44,935	43,852
Operating expenses:
Project personnel costs, before reimbursable expenses	41,019	33,201	31,189	27,866
Reimbursable expenses	2,672	2,050	1,893	1,947

Total project personnel costs	43,691	35,251	33,082	29,813
Selling and marketing costs	6,803	7,002	6,532	5,855
General and administrative costs	24,344	21,350	17,333	16,311
Restructuring and other related charges	48,735	9,778	(4,269)	12,641
Impairment of goodwill and intangible assets	—	107,430	—	—
Amortization of intangible assets	1,566	1,566	598	598
Stock-based compensation	638	701	1,358	464

Total operating expenses	125,777	183,078	54,634	65,682

Loss from operations	(73,982)	(141,287)	(9,699)	(21,830)
Gain on equity investment change in interest	—	1,755	—	—
Other income (expense)	(4)	8	(246)	275
Interest income	1,184	1,229	975	924

Loss before income taxes, net equity from investees and loss from discontinued operations	(72,802)	(138,295)	(8,970)	(20,631)
Income tax provision (benefit)	(19,460)	451	174	250

Loss before net equity from investees and loss from discontinued operations	(53,342)	(138,746)	(9,144)	(20,881)
Net equity income (loss) from investees	(6)	(529)	162	24

Loss from continuing operations	(53,348)	(139,275)	(8,982)	(20,857)
Loss from discontinued operations	(624)	(453)	(1,855)	(3,809)

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended (Unaudited)

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

	(In thousands, except per share data)
Net loss	$(53,972)	$(139,728)	$(10,837)	$(24,666)

Basic and diluted loss per share:
Continuing operations	$(0.42)	$(1.10)	$(0.07)	$(0.17)
Discontinued operations	$(0.01)	$(0.00)	$(0.02)	$(0.03)

	$(0.43)	$(1.10)	$(0.09)	$(0.20)

	Three Months Ended (Unaudited)

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

	(In thousands, except per share data)
Revenues:
Service revenues	$107,608	$86,394	$69,037	$62,126
Reimbursable expenses	6,039	5,752	4,458	5,047

Total gross revenues	113,647	92,146	73,495	67,173
Operating expenses:
Project personnel costs, before reimbursable expenses	73,150	62,401	50,385	44,645
Reimbursable expenses	6,039	5,752	4,458	5,047

Total project personnel costs	79,189	68,153	54,843	49,692
Selling and marketing costs	7,516	8,375	5,897	6,092
General and administrative costs	39,168	34,035	28,474	26,897
Restructuring and other related charges	47,342	3,470	42,047	7,220
Amortization of intangible assets	6,593	6,593	7,504	7,436
Stock-based compensation	1,501	1,309	939	700

Total operating expenses	181,309	121,935	139,704	98,037

Loss from operations	(67,662)	(29,789)	(66,209)	(30,864)
Gain on equity investment change in interest	1,407	—	—	—
Other income (expense)	(2,357)	(2,339)	(131)	150
Interest income	3,020	2,671	2,306	1,396

Loss before income taxes, net equity from investees, and loss from discontinued operations	(65,592)	(29,457)	(64,034)	(29,318)
Income tax provision (benefit)	(17,622)	(13,134)	29,030	(1,365)

Loss before net equity from investees, and loss from discontinued operations	(47,970)	(16,323)	(93,064)	(27,953)
Net equity loss from investees	(110)	(241)	(113)	(35)

Loss from continuing operations	(48,080)	(16,564)	(93,177)	(27,988)
Loss from discontinued operations	(173)	(806)	(1,474)	(1,506)

Net loss	$(48,253)	$(17,370)	$(94,651)	$(29,494)

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended (Unaudited)

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

	(In thousands, except per share data)
Basic and diluted loss per share:
Continuing operations	$(0.39)	$(0.13)	$(0.75)	$(0.22)
Discontinued operations	$(0.00)	$(0.01)	$(0.01)	$(0.01)

	$(0.39)	$(0.14)	$(0.76)	$(0.23)

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
of Sapient Corporation:

      Our audits of the consolidated financial statements referred to in our report dated January 29, 2003, except for the last paragraph in Note 15, for which the date is March 6, 2003, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein for the years ended December 31, 2002, 2001 and 2000 when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

January 29, 2003

SAPIENT CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2002, 2001 and 2000

	Balance at	Charge to		Balance at
Allowance for Doubtful Accounts	Beginning of Year	Expense	Write-Offs	End of Year

	(In thousands)
December 31, 2000	$1,246	$6,347	$(2,160)	$5,433

December 31, 2001	$5,433	$2,706	$(4,919)	$3,220

December 31, 2002	$3,220	$263	$(1,237)	$2,246

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Company

A.	Directors and Compliance with Section 16(a) of the Exchange Act

      The response to this Item regarding the directors of the Company and compliance with Section 16(a) of the Exchange Act by the Company’s officers and Directors will be contained in the Proxy Statement for the 2003 Annual Meeting of Stockholders under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein.

B.	Executive Officers of the Company

      The response to this Item is contained in Part I, after Item 4.

C.	Code of Conduct

      On January 22, 2003, our Board of Directors approved the Sapient Corporation Code of Ethics and Conduct. Our Code of Ethics and Conduct covers all employees, Directors and independent contractors of the Company, including our Co-Chief Executive Officers and our Chief Financial Officer. A copy of our Code of Ethics and Conduct is included as an exhibit to this Annual Report.

Item 11.	Executive Compensation

      The response to this Item will be contained in the Proxy Statement for the 2003 Annual Meeting of Stockholders under the captions “Director Compensation” and “Compensation of Executive Officers” and is incorporated herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The response to this Item will be contained in the Proxy Statement for the 2003 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein.

Item 13.	Certain Relationships and Related Transactions

      The response to this Item will be contained in the Proxy Statement for the 2003 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein.

Item 14.	Statement of Fees Paid to Independent Auditors

      The response to this Item will be contained in the Proxy Statement for the 2003 Annual Meeting of Stockholders under the caption “Statement of Fees Paid to Independent Auditors,” and is incorporated herein.

Item 15.	Controls and Procedures

Evaluation of Controls and Procedures

      We maintain disclosure controls and procedures, which we have designed to ensure that material information related to the Company, including our consolidated subsidiaries, is properly identified and evaluated on a regular basis and disclosed in accordance with all applicable laws and regulations. In response to recent legislation and proposed regulations, we reviewed our disclosure controls and procedures and internal controls. We also established a disclosure committee which consists of certain members of our senior management. After the formation of our disclosure committee, and within 90 days prior to the filing of this Annual Report, the disclosure committee carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers, Mr. Greenberg and Mr. Moore, and our Chief Financial Officer, Ms. Johnson, of the effectiveness of the Company’s disclosure controls and procedures and internal controls. Based on that evaluation, Mr. Greenberg, Mr. Moore and Ms. Johnson concluded that the Company’s disclosure controls and procedures and internal controls are effective in causing material information to be collected, communicated and analyzed on a timely basis and in ensuring that such information is disclosed in accordance with all applicable laws and regulations.

Changes in Controls and Procedures

      There were no significant changes in the Company’s internal controls, or in other factors that could significantly affect these internal controls, after the date of our most recent evaluation.

PART IV

Item 16.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

16(a)(1) Financial Statements

      The Consolidated Financial Statements filed as part of this report are listed and indexed on page 45. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

16(a)(2) Consolidated Financial Statement Schedules

      Schedule II — Valuation and Qualifying Accounts and Reserves are included in this report.

16(a)(3) Exhibits

      The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. The Company has identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 14(c) of Form 10-K.

16(b) Reports on Form 8-K

      Not Applicable.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAPIENT CORPORATION

By:	/s/ JERRY A. GREENBERG

Jerry A. Greenberg
Co-Chairman and Co-Chief Executive Officer

Dated: March 10, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officers:
/s/ JERRY A. GREENBERG Jerry A. Greenberg	Co-Chairman and Co-Chief Executive Officer	March 10, 2003

/s/ J. STUART MOORE J. Stuart Moore	Co-Chairman and Co-Chief Executive Officer	March 10, 2003

Principal Financial Officer:
/s/ SUSAN D. JOHNSON Susan D. Johnson	Chief Financial Officer and Treasurer	March 10, 2003

Principal Accounting Officer:
/s/ BRADLEY T. MILLER Bradley T. Miller	Chief Accounting Officer	March 10, 2003

Directors:
/s/ JERRY A. GREENBERG Jerry A. Greenberg		March 10, 2003

/s/ J. STUART MOORE J. Stuart Moore		March 10, 2003

/s/ STEPHEN CHEHEYL R. Stephen Cheheyl		March 10, 2003

/s/ DENNIS H. CHOOKASZIAN Dennis H. Chookaszian		March 10, 2003

/s/ DARIUS W. GASKINS, JR. Darius W. Gaskins, Jr.		March 10, 2003

/s/ BRUCE D. PARKER Bruce D. Parker		March 10, 2003

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies that:

1.	I have reviewed this Annual Report on Form 10-K of Sapient Corporation;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of Sapient Corporation as of, and for, the periods presented in this Annual Report;

4.	Sapient Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Sapient Corporation and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Sapient Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of Sapient Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Sapient Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to Sapient Corporation’s auditors and the Audit Committee of Sapient Corporation’s Board of Directors:

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

6.	Sapient Corporation’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature	Title	Date

/s/ JERRY A. GREENBERG Jerry A. Greenberg	Co-Chief Executive Officer Co-Chairman of the Board	March 10, 2003

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies that:

1.	I have reviewed this Annual Report on Form 10-K of Sapient Corporation;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of Sapient Corporation as of, and for, the periods presented in this Annual Report;

4.	Sapient Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Sapient Corporation and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to Sapient Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

e)	evaluated the effectiveness of Sapient Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

f)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Sapient Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to Sapient Corporation’s auditors and the Audit Committee of Sapient Corporation’s Board of Directors:

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect Sapient Corporation’s ability to record, process, summarize and report financial data and have identified for Sapient Corporation’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in Sapient Corporation’s internal controls; and

6.	Sapient Corporation’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature	Title	Date

/s/ J. STUART MOORE J. Stuart Moore	Co-Chief Executive Officer Co-Chairman of the Board	March 10, 2003

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies that:

1.	I have reviewed this Annual Report on Form 10-K of Sapient Corporation;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of Sapient Corporation as of, and for, the periods presented in this Annual Report;

4.	Sapient Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Sapient Corporation and we have:

g)	designed such disclosure controls and procedures to ensure that material information relating to Sapient Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

h)	evaluated the effectiveness of Sapient Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

i)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Sapient Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to Sapient Corporation’s auditors and the Audit Committee of Sapient Corporation’s Board of Directors:

e)	all significant deficiencies in the design or operation of internal controls which could adversely affect Sapient Corporation’s ability to record, process, summarize and report financial data and have identified for Sapient Corporation’s auditors any material weaknesses in internal controls; and

f)	any fraud, whether or not material, that involves management or other employees who have a significant role in Sapient Corporation’s internal controls; and

6.	Sapient Corporation’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature	Title	Date

/s/ SUSAN D. JOHNSON Susan D. Johnson	Chief Financial Officer	March 10, 2003

CERTIFICATION PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

      Each of the undersigned hereby certifies that the Annual Report on Form 10-K of the Company for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Signature	Title	Date

/s/ JERRY A. GREENBERG Jerry A. Greenberg	Co-Chief Executive Officer Co-Chairman of the Board	March 10, 2003

/s/ J. STUART MOORE J. Stuart Moore	Co-Chief Executive Officer Co-Chairman of the Board	March 10, 2003

/s/ SUSAN D. JOHNSON Susan D. Johnson	Chief Financial Officer	March 10, 2003

EXHIBIT INDEX

Exhibit
Number			Description

3	.1(1)	—	Amended and Restated Certificate of Incorporation
3	.2(2)	—	Certificate of Amendment of the Amended and Restated Certificate of Incorporation
3	.3(3)	—	Second Certificate of Amendment of the Amended and Restated Certificate of Incorporation
3	.4(1)	—	Amended and Restated Bylaws
4	.1(1)	—	Specimen Certificate for Shares of Common Stock, $.01 par value, of the Company
10	.1(a)(1)	—	Lease dated March 30, 1994 between the Company and One Memorial Drive Limited Partnership for offices at One Memorial Drive, Cambridge, MA
10	.1(b)(4)	—	Second Amendment to Lease dated April 1997 for offices at One Memorial Drive, Cambridge, MA
10	.2*(1)†	—	1992 Stock Plan
10	.3*(1)†	—	1996 Equity Stock Incentive Plan
10	.4*(1)†	—	1996 Director Stock Option Plan
10	.5*(2)†	—	1998 Stock Incentive Plan
10	.6*(5)†	—	2001 Stock Option Plan
10	.7***(6)†	—	2003 North American and India Bonus Plan
14	.1**	—	Code of Ethics and Conduct
21**		—	List of Subsidiaries
23	.1(a)**	—	Consent of PricewaterhouseCoopers LLP

*	Exhibits previously filed pursuant to Item 14(c) of Form 10-K.

**	Exhibits filed herewith.

***	Exhibits filed herewith and pursuant to Item 14(c) of Form 10-K.

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-1586).

(2)	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-28074).

(3)	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-28074).

(4)	Incorporated herein by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 000-28074).

(5)	Incorporated herein by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders (File No. 000-28074).

(6)	Confidential treatment requested as to certain portions.