Form 10-Q
period 2003-03-31
SAPIENT CORP
filed 2003-05-15
CIK 1008817

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
or

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     ☑ Yes          ☐ No

      As of May 12, 2003, there were 120,625,803 shares of the Company’s Common Stock outstanding.

SAPIENT CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Quarterly Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Quarterly Report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” and elsewhere in this Quarterly Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Quarterly Report was first filed with the SEC and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

SAPIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$85,916	$91,229
Marketable investments, current	38,496	59,085
Restricted cash	7,292	3,963
Accounts receivable, less allowance for doubtful accounts of $1,546 and $2,246, respectively	37,220	29,134
Unbilled revenues on contracts	11,072	11,468
Income tax receivable	630	642
Prepaid expenses and other current assets	7,433	6,724

Total current assets	188,059	202,245
Marketable investments	23,765	20,426
Restricted cash	6,834	6,659
Property and equipment, net	19,899	24,262
Intangible assets, net	2,170	1,386
Other assets	4,702	7,675

Total assets	$245,429	$262,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,015	$4,005
Accrued expenses	13,722	12,888
Accrued restructuring costs, current portion	30,277	36,466
Accrued compensation	9,006	7,138
Income taxes payable	701	513
Deferred revenues on contracts	5,682	5,910

Total current liabilities	62,403	66,920
Accrued restructuring costs, net of current portion	33,966	37,110
Other long term liabilities	805	2,819

Total liabilities	97,174	106,849

Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 authorized and none outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock, par value $.01 per share, 200,000,000 shares authorized, 128,368,741 and 127,648,747 shares issued at March 31, 2003 and December 31, 2002, respectively	1,284	1,276
Additional paid-in capital	470,617	469,648
Treasury stock, at cost, 7,742,938 and 5,867,259 shares at March 31, 2003 and December 31, 2002, respectively	(9,117)	(5,688)
Deferred compensation	(1,759)	(2,143)
Accumulated other comprehensive income (loss)	(1,220)	511
Accumulated deficit	(311,550)	(307,800)

Total stockholders’ equity	148,255	155,804

Total liabilities and stockholders’ equity	$245,429	$262,653

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)
	(In thousands, except
	per share amounts)
Revenues:
Service revenues	$43,846	$49,123
Reimbursable expenses	2,354	2,672

Total gross revenues	46,200	51,795

Operating expenses:
Project personnel costs, before reimbursable expenses	28,388	41,019
Reimbursable expenses	2,354	2,672

Total project personnel costs	30,742	43,691
Selling and marketing costs	5,151	6,803
General and administrative costs	13,533	24,344
Restructuring and other related charges	—	48,735
Amortization of intangible assets	598	1,566
Stock-based compensation	384	638

Total operating expenses	50,408	125,777

Loss from operations	(4,208)	(73,982)
Other expense	(26)	(4)
Interest income	839	1,184

Loss before income taxes and net equity loss from investees	(3,395)	(72,802)
Income tax provision (benefit)	355	(19,460)

Loss before net equity loss from investees	(3,750)	(53,342)
Net equity loss from investees	—	(6)

Loss from continuing operations	(3,750)	(53,348)
Loss from discontinued operations	—	(624)

Net loss	$(3,750)	$(53,972)

Basic and diluted loss per share:
Continuing operations	$(0.03)	$(0.42)
Discontinued operations	$—	$(0.01)

Net loss per share	$(0.03)	$(0.43)

Weighted average common shares	121,064	126,601
Dilutive common share equivalents	—	—

Weighted average common shares and dilutive common share equivalents	121,064	126,601

The accompanying notes are an integral part of these Consolidated Financial Statements

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Loss from continuing operations	$(3,750)	$(53,348)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Loss recognized on write-down of investments	45	4
Realized gain on investments	(19)	—
Depreciation and amortization	2,750	4,012
Amortization of intangible assets	598	1,566
Stock-based compensation	384	638
Non-cash restructuring charges	—	4,850
Net equity loss from investees	—	6
Changes in operating assets and liabilities:
Increase in restricted cash	(3,504)	(2,564)
(Increase) decrease in accounts receivable	(8,086)	1,815
Decrease in unbilled revenues on contracts	396	3,018
Increase in prepaid expenses and other current assets	(709)	(1,059)
Decrease in other assets	1,187	24
Decrease in accounts payable	(990)	(842)
Increase in accrued expenses	834	61
(Decrease) increase in accrued restructuring costs	(9,081)	28,778
Increase (decrease) in accrued compensation	1,868	(2,777)
Increase (decrease) in income taxes	200	(19,398)
Decrease in deferred revenues on contracts	(228)	(3,523)
Decrease in other long term liabilities	(808)	(329)

Net cash used in operating activities from continuing operations	(18,913)	(39,068)
Net cash used in operating activities from discontinued operations	—	(777)

Net cash used in operating activities	(18,913)	(39,845)
Cash flows from investing activities:
Purchases of property and equipment	(245)	(2,540)
Investments in consolidated subsidiary	(1,517)	—
Proceeds from sale of investment	730	—
Maturities of marketable investments, net	16,934	18,622

Net cash provided by investing activities from continuing operations	15,902	16,082
Net cash used in investing activities from discontinued operations	—	(4)

Net cash provided by investing activities	15,902	16,078
Cash flows from financing activities:
Proceeds from stock option and purchase plans	612	2,604
Repurchases of common stock	(3,429)	—
Proceeds from sale of common stock of consolidated subsidiary	500	—

Net cash (used in) provided by financing activities	(2,317)	2,604

Effect of exchange rate changes on cash and cash equivalents	15	(303)
Decrease in cash and cash equivalents	(5,313)	(21,466)
Cash and cash equivalents, at beginning of period	91,229	109,744

Cash and cash equivalents, at end of period	$85,916	$88,278

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

      The market for advanced technology consulting services declined significantly in 2001 and 2002 and has not changed significantly to date in 2003. As a result of this decrease in demand, the Company’s service revenues for the first quarter of 2003 decreased 11% from its service revenues for the first quarter of 2002. As a result of restructuring and other cost cutting actions during 2001 and 2002, the Company’s loss from continuing operations decreased from $53.3 million for the first quarter of 2002 to $3.8 million for the first quarter of 2003. The Company’s cash used in operations for the first quarter of 2003 was $18.9 million, including $9.1 million used for previously recorded restructuring actions. The Company has accrued restructuring costs, primarily related to vacated facilities, of $64.2 million at March 31, 2003. The Company’s cash, cash equivalents, restricted cash and marketable investments at March 31, 2003 were $162.3 million. The Company believes that its existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet its working capital, capital expenditure, restructuring requirements and stock repurchase program for at least the next 12 months. However, if the demand for the Company’s services remains weak or declines further, the Company may incur additional losses and negative cash flows, and these could be significant.

      Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation. In December 2002, the Company ceased operations in Japan. The financial statements and financial information included in this report for 2002 reflect the results of operations for Japan as a single line item listed as “Loss from discontinued operations.”

      Unless the context requires otherwise, references in this Quarterly Report to “Sapient,” “the Company,” “we,” “us” or “our” refer to Sapient Corporation and its consolidated subsidiaries.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Net Loss Per Share

      The following information presents the Company’s computation of basic and diluted net loss per share for the periods presented in the consolidated statements of operations (in thousands, except per share data):

	Three Months Ended
	March 31,

	2003	2002

Loss from continuing operations	$(3,750)	$(53,348)
Loss from discontinued operations	$—	$(624)

Net loss	$(3,750)	$(53,972)

Basic net loss per share:
Weighted average common shares outstanding	121,064	126,601

Continuing operations	$(0.03)	$(0.42)
Discontinued operations	$—	$(0.01)

Basic net loss per share	$(0.03)	$(0.43)

	Three Months
	Ended March 31,

	2003	2002

Diluted net loss per share:
Weighted average common shares outstanding	121,064	126,601
Dilutive stock options	—	—

Shares used in computing per share amount	121,064	126,601

Continuing operations	$(0.03)	$(0.42)
Discontinued operations	$—	$(0.01)

Diluted net loss per share	$(0.03)	$(0.43)

      Options to purchase approximately 18.5 million and 24.1 million shares of common stock were outstanding during the first quarters of 2003 and 2002, respectively, but were not included in the computation of diluted net loss per share because the Company recorded a net loss for each period.

3.     Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At March 31, 2003, the Company has nine stock-based compensation plans, which are described more fully in the Company’s Annual Report on Form 10-K. The Company accounts for awards to employees under those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 123, the Company’s net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	March 31,

	2003	2002

	(In thousands, except per
	share amounts)
Net loss as reported	$(3,750)	$(53,972)
Add back: Stock-based compensation, included in net loss, as reported	384	638
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,937)	(10,435)

Pro forma net loss	$(12,303)	$(63,769)

Basic and diluted net loss per share
As reported	$(0.03)	$(0.43)
Pro forma	$(0.10)	$(0.50)

4.     Comprehensive Loss

      Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting comprehensive income (loss). Comprehensive loss includes net loss as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net loss but rather are reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on investments as components of comprehensive loss, which includes $1.0 million of an unrealized loss on the Company’s investment in Dream Incubator, Inc. for the first quarter of 2003. Comprehensive loss was $(5.5) million and $(55.2) million for the first quarters of 2003 and 2002, respectively.

5.     Contingent Liabilities

      The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various pending or threatened legal claims and administrative audits which have arisen in the ordinary course of its business. The Company has an accrual at March 31, 2003 of approximately $706,000 related to those items that remain outstanding. The ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than amounts previously accrued by the Company.

      In November 2002, the FASB issued Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and warranty obligations. It also clarifies that at the time a company issues a guarantee, a company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The disclosure requirements of FIN 45 are discussed below.

      As permitted under Delaware law, the Company’s Amended and Restated Certificate of Incorporation provides that the Company will indemnify its officers and Directors for certain claims asserted against them in connection with their service as an officer or Director of the Company. The maximum potential amount of

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company frequently has agreed to indemnification provisions in professional services agreements with its clients and in its real estate leases in the ordinary course of its business. Pursuant to these provisions, the Company indemnifies the indemnified party for certain losses suffered or incurred by the indemnified party. With respect to the Company’s professional services agreements, these indemnification provisions typically apply to any claim asserted against its client for infringement of intellectual property rights, but may also include claims asserted against its client relating to personal injury or property damage, violations of law or certain breaches of the Company’s contractual obligations. With respect to lease agreements, these indemnification provisions typically apply to claims asserted against the landlord relating to personal injury and property damage caused by the Company, violations of law or to certain breaches of the Company’s contractual obligations. In each case, the term of these indemnification provisions generally survives the termination of the agreement, although the provision has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited, although in many cases the Company’s liability for indemnification is limited to a specific dollar amount in the applicable contract. The Company also has purchased insurance policies covering professional errors and omissions, property damage and general liability that reduce its monetary exposure for indemnification and enable it to recover a portion of any future amounts paid. The Company has not paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal.

      The Company frequently warrants that the technology solutions it develops for its clients will operate in accordance with the project specifications without defects for a specified warranty period, subject to certain limitations that the Company believes are standard in the industry. In the event that defects are discovered during the warranty period, and none of the limitations apply, the Company is obligated to remedy the defects until the solution that the Company provided operates within the project specifications. The Company is not typically obligated by contract to provide its clients with any refunds of the fees they have paid, although a small number of its contracts provide for the payment of liquidated damages upon default. The Company has purchased insurance policies covering professional errors and omissions, property damage and general liability that reduce its monetary exposure for warranty-related claims and enable it to recover a portion of any future amounts paid. The Company typically provides in its contracts for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project. The Company has not paid any material amounts with respect to the warranties for its solutions, although the Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties. Deferred revenues on contracts related to warranties are immaterial as of March 31, 2003 and December 31, 2002.

6.     Restructuring and Other Related Charges

      As a result of the decline in the demand for advanced technology consulting services that began in the second half of 2000, the Company implemented restructurings of its workforce and operations in 2001 and 2002. In connection with the restructuring plans implemented in 2002, the Company recorded restructuring and other related charges of approximately $67.5 million during 2002, of which $48.7 million was recorded in the first quarter of 2002. The restructuring plans resulted in the termination of 863 employees, of whom 7 remained employed by the Company as of March 31, 2003. The restructuring plans also included discontinuing operations in Japan, closing offices in Houston and Denver and consolidating office space in other cities

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

where the Company had excess office space. Included in the restructure activity is approximately $662,000 related to the Company’s Japan subsidiary, which is reported in the Company’s loss from discontinued operations for 2002. Estimated costs for the consolidation of facilities are composed of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space, leasehold improvement write-downs, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 391,000 square feet, all of which was vacated as of March 31, 2003.

      In connection with the restructuring plans announced in 2001, the Company recorded restructuring and other related charges of $100.6 million during 2001. The restructuring plans resulted in the termination of 1,251 employees. The restructuring plans also included closing the Sydney, Australia office and consolidating office space in other cities where the Company had multiple office locations. Estimated costs for the consolidation of facilities is composed of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space, leasehold improvement write-downs, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 639,000 square feet.

      These restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. The consolidation of facilities required the Company to make estimates, which included contractual rental commitments or lease buy-outs for office space being vacated and related costs, leasehold improvement write-downs, offset by estimated sub-lease income. The Company’s sub-lease assumptions include anticipated rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the future, resulting in additional adjustments and these adjustments could be material.

      Accruals for restructuring and other related activities as of, and for, the three months ended March 31, 2003 and 2002 were as follows (in thousands):

		Utilized
	Balance			Balance
	12/31/02	Non-Cash	Cash	3/31/03

Workforce	$5,133	$—	$(3,265)	$1,868
Facilities	68,443	(252)	(5,816)	62,375
Depreciable assets	—	—	—	—

	$73,576	$(252)	$(9,081)	$64,243

Current accrued restructuring costs				30,277

Non-current accrued restructuring costs				$33,966

			Utilized
	Balance	Additional			Balance
	12/31/01	Charge-Q1	Non-Cash	Cash	3/31/02

Workforce	$1,635	$12,967	$—	$(11,040)	$3,562
Facilities	51,705	34,981	(589)	(4,067)	82,030
Depreciable assets	—	787	(787)	—	—

	$53,340	$48,735	$(1,376)	$(15,107)	$85,592

Current accrued restructuring costs					28,563

Non-current accrued restructuring costs					$57,029

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The remaining accrued restructuring costs are $64.2 million at March 31, 2003, of which the cash portion is $58.3 million. The cash outlay over the next 12-month period is expected to be $27.8 million.

7.     Income Taxes

      The Company has deferred tax assets which have arisen primarily as a result of net operating losses incurred in 2001 and 2002 and the first quarter of 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses and uncertainty as to the extent and timing of profitability in future periods, the Company recorded an additional valuation allowance of $1.6 million for the first quarter of 2003, resulting in a full valuation allowance of approximately $117.4 million on deferred tax assets as of March 31, 2003. For the first quarter of 2003, the Company recorded an income tax provision of approximately $355,000 primarily related to foreign and state tax obligations. The Company recorded an income tax benefit of approximately $19.5 million for the first quarter of 2002, of which $17.2 million related to the enactment of “The Job Creation and Worker Assistance Act of 2002” enacted March 9, 2002, which allowed the Company to carry back its tax net operating loss for U.S. federal purposes for an additional three years. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

8.     Related Party Transactions

      During the first quarter of 2002, the Company recognized approximately $107,000 in net revenues from consulting services provided to Sapient S.p.A. The Company owns 50% of the voting shares of this joint venture. In addition to recognizing revenue for services provided to Sapient S.p.A., the Company reduced its general and administrative expenses by approximately $97,000 for start-up and administrative services billed to the joint venture for the first quarter of 2002. No amounts were recognized as revenue or reductions to general and administrative expenses for the first quarter of 2003. The Company had no net receivables due from this entity at March 31, 2003 and December 31, 2002.

9.     Segment Information

      The Company is engaged in business activities which involve the provision of business and technology consulting services, primarily on a fixed-price basis. The Company has discrete financial data by operating segments available based on the Company’s method of internal reporting, which disaggregates its operations on a business unit basis for its United States operations and on a geographic basis for its international operations. Operating segments are defined as components of the Company concerning which separate financial information is available that is evaluated regularly by the chief operating decision maker. Management uses this information to manage resources and evaluate performance.

      The Company does not allocate certain selling and marketing and general and administrative expenses to its business unit segments in the United States, as these activities are managed separately from the business units. The Company did not allocate the costs associated with the 2002 restructuring plans across its operating segments, given that the majority of the restructuring costs represent consolidation of facilities and other items that are not specific to individual operating segments. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and therefore the Company has not disclosed asset information for each operating segment.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tables below present the service revenues and operating income (loss) attributable to these operating segments for the first quarters of 2003 and 2002 (in thousands).

For the three months ended March 31,	Financial	Public	Automotive/	Consumer/	Technology/	United
2003	Services	Services	Industrial	Transportation	Communications	Kingdom	Germany	Sub-Total

Service revenues	$5,514	$5,337	$3,336	$2,891	$5,425	$14,032	$3,043	$39,578
Operating income (loss)	$1,341 (1)	$312 (1)	$967 (1)	$840 (1)	$1,213 (1)	$1,081	$230	$5,984	(1)

	Sub-Total	All	Reconciling		Consolidated
For the three months ended March 31, 2003	Reportable Segments	Other	Items		Totals

Service revenues	$39,578	$4,268	$—		$43,846
Operating income (loss)	$5,984 (1)	$708 (1)	$(10,087	)(2)	$(3,395	)(2)

For the three months ended	Financial	Public		Automotive/	Consumer/		Technology/		United
March 31, 2002	Services	Services		Industrial	Transportation		Communications		Kingdom	Germany	Sub-Total

Service revenues	$16,019	$4,653		$4,301	$2,234		$4,038		$8,973	$3,728	$43,946
Operating income (loss)	$3,614 (1)	$(845	)(1)	$761 (1)	$(336	)(1)	$(357	)(1)	$(1,157)	$76	$1,756	(1)

	Sub-Total	All		Reconciling		Consolidated
For the three months ended March 31, 2002	Reportable Segments	Other		Items		Totals

Service revenues	$43,946	$5,177		$—		$49,123
Operating income (loss)	$1,756 (1)	$(664	)(1)	$(73,894	)(2)	$(72,802	)(2)

(1)	The business unit segment operating income (loss) reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment in the U.S. as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Represents consolidated loss before income taxes and net equity loss from investees. Adjustments that are made to the total of the segments’ operating income (loss) in order to arrive at consolidated loss before income taxes include the following:

	Three Months Ended
	March 31,

	2003		2002

Restructuring and other related charges	$—		$48,735
Amortization of intangible assets	598		1,566
Stock-based compensation	384		638
Other expense	26		4
Interest income	(839)		(1,184)
Unallocated expenses	9,918	(3)	24,135	(3)

	$10,087		$73,894

(3)	Includes corporate selling and marketing and general and administrative costs.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Geographic Data

      Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated statements of operations and the consolidated balance sheets:

	Three Months Ended
	March 31,

	2003	2002

Service revenues:
United States	$25,315	$35,038
International	18,531	14,085

Total service revenues	$43,846	$49,123

	March 31,	December 31,
	2003	2002

Long-lived assets:
United States	$14,256	$16,862
International	7,813	8,786

Total long-lived assets	$22,069	$25,648

      For the first quarters of 2003 and 2002, Sapient Limited, the Company’s UK subsidiary, had revenues of $14.0 million and $9.0 million, respectively, or 76% and 64%, respectively, of total international revenues.

11.     Investment in Consolidated Subsidiary

      On January 24, 2003, the Company increased its ownership percentage in HWT, Inc. (HWT) to 69% by purchasing a total of 587,092 shares of HWT common stock from Jerry A. Greenberg and J. Stuart Moore, its Co-Chairmen and Co-CEOs, for a total purchase price of $557,737, in cash. The purchase price per share paid to Messrs. Greenberg and Moore was $0.95, which represented a substantial loss from their cost basis per share of $5.00. Messrs. Greenberg and Moore are no longer shareholders of HWT. The Company also commenced a tender offer on January 24, 2003 to purchase the remaining shares of HWT, for $1.05 per share, in cash. The tender offer period expired on February 24, 2003. As a result of the tender offer, the Company purchased a total of 927,395 shares of HWT common stock, for a total purchase price of $973,765, and the Company’s ownership percentage in HWT increased from 69% to 85%. The purchase price was allocated primarily to customer contracts and developed technology, which are included in the accompanying consolidated balance sheet under the caption “Intangible assets, net.” These assets will be amortized on a straight line basis over lives of 3 years. On March 21, 2003, HWT issued 526,190 shares of its common stock to an executive officer of HWT. Of these 526,190 shares, 50,000 were issued as restricted stock under the executive’s employment agreement, and the remaining shares were purchased by the executive for $1.05 per share in cash. The Company’s ownership percentage in HWT was reduced to 79.5% as a result of the March 2003 issuance. The Company recorded a gain of $365,000, as a result of the change in equity interest resulting from the stock issuance to the executive. The Company accounted for this gain as a component of stockholders’ equity due to losses incurred by HWT since inception.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Intangible Assets

      The following is a summary of intangible assets as of March 31, 2003 and December 31, 2002 (in thousands):

	March 31, 2003

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Amortizable intangible assets
Marketing assets and customer lists	$2,620	$(2,531)	$89
Employment agreements	1,000	(861)	139
Customer contracts	1,277	—	1,277
Developed technology	12,110	(11,445)	665

Total	$17,007	$(14,837)	$2,170

	December 31, 2002

	Gross Carrying	Accumulated	Impairment	Net Book
	Amount	Amortization	Charge	Value

Amortizable intangible assets
Marketing assets and customer lists	$4,100	$(2,481)	$(1,519)	$100
Employment agreements	1,000	(778)	—	222
Developed technology	16,160	(10,980)	(4,116)	1,064

Total	$21,260	$(14,239)	$(5,635)	$1,386

      Amortization expense related to the intangible assets was $598,000 and $1.6 million for the first quarters of 2003 and 2002, respectively. Amortization expense related to intangible assets is expected to be $1.8 million, $500,000, $500,000 and $160,000 for the years ended December 31, 2003, 2004, 2005 and 2006, respectively.

13.     Discontinued Operations

      On October 25, 2002, as a result of the decline in the demand for advanced technology consulting services in Japan and the resulting declines in Sapient KK’s service revenues, the Company announced that it would discontinue its Sapient KK operations in Japan. In December 2002, Sapient KK ceased its operating activities and the Japan office was closed.

      In accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted by the Company on January 1, 2002, the results of operations of a component of an entity that either has been disposed of or is classified as held for sale shall be reported in discontinued operations if both of the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. A component of an entity that will be abandoned through the liquidation or run-off of operations shall be classified as discontinued operations when operations cease. SFAS 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 (APB 30), “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 retains the basic provisions of APB 30 for the presentation of discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and for financial reporting purposes, from the rest of the entity. Prior to the adoption of SFAS 144 in 2002, under the rules of APB 30, the Company would not have classified Japan as discontinued operations.

      Japan’s operating results for 2002 have been collapsed and reclassified into a single line item under the caption “Loss from discontinued operations.” The table below presents the carrying amount of Sapient KK’s assets and liabilities, which are included in the Company’s consolidated balance sheet at March 31, 2003 and December 31, 2002 (in thousands):

	March 31,	December 31,
	2003	2002

Assets:
Current assets	$1,327	$447
Other assets	—	1,061

Total assets	1,327	1,508
Liabilities:
Current liabilities	55	167

Net assets	$1,272	$1,341

      The table below presents service revenues and pre-tax loss from discontinued operations for the three months ended March 31, 2002 (in thousands):

Service revenues	$913
Pre-tax loss from discontinued operations	$(624)

14.     New Accounting Pronouncements

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

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is required to be applied to preexisting entities of the Company as of the beginning of the first quarter after June 15, 2003. FIN 46 is required to be applied to all new entities with which the Company becomes involved beginning February 1, 2003. Based upon the accounting guidance and other information available, the Company does not believe its joint venture meets the definition of a variable interest entity. The Company currently believes the adoption of FIN 46 will not have a significant impact on the Company. The Company believes the interpretive accounting guidance necessary for FIN 46 will continue to evolve. Additional interpretive guidance could affect the accounting for the Company’s joint venture.

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

      The market for advanced technology consulting services declined significantly in 2001 and 2002 and has not changed significantly to date in 2003. As a result of this decrease in demand, our service revenues for the first quarter of 2003 decreased 11% from our service revenues for the first quarter of 2002. As a result of restructuring and other cost cutting actions during 2001 and 2002, our loss from continuing operations decreased from $53.3 million for the first quarter of 2002 to $3.8 million for the first quarter of 2003. Our cash used in operations for the first quarter of 2003 was $18.9 million, including $9.1 million used for previously recorded restructuring actions. We have accrued restructuring costs, primarily related to vacated facilities, of $64.2 million at March 31, 2003. Our cash, cash equivalents, restricted cash and marketable investments at March 31, 2002 were $162.3 million. We believe that our existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet our working capital, capital expenditure, restructuring requirements and stock repurchase program for at least the next 12 months. However, if the demand for our services remains weak or declines further, we may incur additional losses and negative cash flows, and these could be significant.

      We have, however, begun to see modest growth in the demand for our services since the fourth quarter of 2002. Our service revenues for the first quarter of 2003 increased 5% from the fourth quarter of 2002. Our annualized service revenues per billable employee were $151,000 for the first quarter of 2003, compared to $137,000 for the fourth quarter of 2002, due mainly to an improvement in our utilization rate, from 64% for the fourth quarter of 2002 to 73% for the first quarter of 2003. One strategic focus of our business is to increase the percentage of revenue that is recurring. This recurring revenue includes application management services, which grew 28% from the fourth quarter of 2002 to the first quarter of 2003. We expect that application management services will continue to grow, however, we do not expect them to grow at this rate on a long-term basis. On April 24, 2003, in a conference call announcing our financial results for the first quarter of 2003, we estimated that our service revenues for the second quarter of 2003 would be in the range of $44.0 to $46.0 million, based on our then-current revenue projections, and that we would recognize a net loss for this period.

      Throughout 2002 and to date in 2003, we also achieved continual reductions in our project personnel costs (before reimbursable expenses), selling and marketing costs and general and administrative costs. The total of our project personnel costs (before reimbursable expenses), selling and marketing costs and general and administrative costs declined 6% from $50.0 million for the fourth quarter of 2002 to $47.1 million for the first quarter of 2003. These costs declined significantly from the first quarter of 2002, during which period they were $72.2 million. On April 24, 2003, in a conference call announcing our financial results for the first quarter of 2003, we estimated that these costs for the second quarter of 2003 would be in the range of $47.0 to $48.5 million.

      Although we believe we are seeing signs of modest growth in our business, the economic outlook is still uncertain. We believe that technology spending by large companies will remain weak over the next several quarters. We cannot predict when the market for technology consulting services will significantly improve. When the market does improve, we cannot predict whether, and to what extent, the demand for our services will increase. Any decline in our service revenues will have a significant impact on our financial results, particularly because a significant portion of our operating costs (such as personnel, rent and depreciation) are fixed in advance of a particular quarter. As a result, despite cost savings realized from our restructuring plans, our costs for project personnel, sales and marketing and general and administrative could continue to increase as a percentage of revenues, thereby affecting our operating results.

      Our Globally Distributed Delivery (GDD) methodology continues to increase in importance. We created this proprietary methodology in 2000, which allows us to provide high-quality solutions using accelerated 24-hour work schedules, by utilizing India’s highly skilled technology specialists, lower costs and the time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services. We continue to see an increase in our utilization rate relating to people based in India, from 76% for the fourth quarter of 2002 to 84% for the first quarter of 2003. Also, the billable days, or level of effort, incurred by our India people as a percentage of total company billable days increased, from 46% for the fourth quarter of 2002 to 49% for the first quarter of 2003. For the first quarter of 2003, projects with a GDD component accounted for 51% of our total services revenues, compared to 57% for the fourth quarter of 2002. This decrease in the percentage of revenues, despite the increase of level of effort, was due to several large GDD projects using a significant portion of our capacity in India.

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

Summary of Critical Accounting Policies; Significant Judgments and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The accompanying unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in our Annual Report on Form 10-K. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

      A summary of those accounting policies that we believe are most critical to fully understanding and evaluating our financial results is set forth below.

•	Revenue Recognition and Allowance for Doubtful Accounts. We recognize all of our revenue from the provision of professional services under written service contracts with our clients. We derive a significant portion of our revenue from fixed-price, fixed-time contracts. Revenue generated from fixed-price contracts, with the exception of application management service contracts, is recognized based on the ratio of labor hours incurred to estimated total labor hours. This method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. Revenue generated from fixed-price application management service contracts is recognized ratably over the contract term. Revenue from time-and-materials contracts is recognized as services are provided. Our project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, resulting in revisions to the amount of recognized revenue for a contract. Certain contracts provide for revenue to be earned based upon the achievement of certain business results. Revenue is recognized when such business results are achieved, including $215,000 of revenue recognized in the first quarter of 2003.

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

•	Accounting for Income Taxes. We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses incurred in 2001 and 2002 and in the first quarter of 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2001 and 2002 and in the first quarter of 2003, and uncertainty as to the extent and timing of profitability in future periods, we have continued to record a full valuation allowance, which was approximately $117.4 million as of March 31, 2003. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

•	Valuation of Long-Lived Assets. In accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value

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

If such circumstances exist, we evaluate the carrying value of long-lived assets, other than goodwill, to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. We determined that an impairment test of long-lived assets at June 30, 2002 was necessary due to the significant decline in our market capitalization, as determined by our stock price. We determined as a result of this test that the expected undiscounted cash flows related to our long-lived asset groups would not recover the carrying value of the assets over their remaining useful lives. Accordingly, we compared the carrying amounts of our long-lived assets to their estimated fair values. Fair values were estimated using methods such as estimated replacement cost and relief from royalty. Based on the analysis at June 30, 2002, the fair values of certain intangible assets were below their carrying values and an impairment charge of $5.6 million was recognized in the statement of operations under the caption “Impairment of goodwill and intangible assets” for the year ended December 31, 2002. The valuation of long-lived assets requires significant estimates and assumptions, including fair value estimates such as estimated replacement cost and relief from royalty. These estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. If different estimates or adjustments were used, it is reasonably possible that our analysis would have generated materially different results.

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” beginning January 1, 2002, we ceased amortization of goodwill, which was approximately $101.8 million at that time. We performed an impairment review of our goodwill as of January 1, 2002, under the transitional provisions of SFAS 142. We identified our reporting units, allocated assets and liabilities to the reporting units and performed impairment tests on the goodwill associated with each of the reporting units by comparing the reporting units’ book value to their estimated fair value. Assets and liabilities, including goodwill, were allocated to reporting units based on factors such as specific identification, percentage of revenue and headcount. The fair value of the reporting units was estimated considering a market multiple of revenue approach. During the second quarter of 2002, we completed the transitional impairment test of goodwill and concluded that no impairment of the goodwill had occurred as of January 1, 2002. By June 30, 2002, our stock price had declined significantly from January 1, 2002, at which point our market capitalization, based on our stock price, was below our book value, and we determined that an interim goodwill impairment test should be performed. Our stock price at January 2, 2002 was $7.25 per share and declined to $1.06 per share at June 28, 2002. Based on the analysis at June 30, 2002, the carrying amount of all reporting units exceeded their fair values and a goodwill impairment charge of $101.8 million, representing 100% of the goodwill balance, was recognized in the statement of operations under the caption “Impairment of goodwill and intangible assets” for the year ended December 31, 2002. The valuation of long-lived assets requires significant estimates and assumptions, including fair value estimates of reporting units based on a market multiple of revenue approach. These estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. If different estimates or adjustments were used, it is reasonably possible that our analysis would have generated materially different results.

•	Restructuring and Other Related Charges. We established exit plans for each of the restructuring activities which took place in 2001 and 2002 and accounted for these plans in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” These exit plans required that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. We specifically identified all employees that were to be terminated and notified them in the quarter the related restructuring was recorded. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space being vacated and related costs, leasehold improvement write-downs, offset by estimated sub-lease income. We review on a regular basis our sub-lease assumptions. These estimates include anticipated rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. If the rental markets continue to change, our sub-lease assumptions and space requirements may not be accurate and it is possible that changes in these estimates could materially affect our financial condition and results of operations. SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 supersedes the guidance in EITF Issue No. 94-3. Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability.

Our remaining cash lease commitments related to restructured facilities are approximately $90.2 million, of which 62% is accrued in the accompanying consolidated balance sheet, and the remaining 38% relates to sub-lease assumptions. We have entered into signed sub-lease arrangements for approximately $11.7 million, with the remaining $22.8 million for future estimated sub-lease arrangements. If the estimated sub-lease dates were to be extended by six months, based on our current estimates, we would potentially have to recognize an additional $2.8 million in our statement of operations for restructuring and other related charges.

•	Contingent Liabilities. We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various pending or threatened legal claims and administrative audits which have arisen in the ordinary course of our business. We have an accrual at March 31, 2003 of approximately $706,000 related to those items that remain outstanding. The ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than amounts previously accrued by us.

Results of Operations

      The following table sets forth the percentage of revenues of items included in our consolidated statements of operations:

	Three Months
	Ended
	March 31,

	2003	2002

Revenues:
Service revenues	100%	100%
Reimbursable expenses	5	5

Total gross revenues	105	105

Operating expenses:
Project personnel costs, before reimbursable expenses	65	84
Reimbursable expenses	5	5

Total project personnel costs	70	89
Selling and marketing costs	12	14
General and administrative costs	31	50
Restructuring and other related charges	—	99
Amortization of intangible assets	1	3
Stock-based compensation	1	1

Total operating expenses	115	256

Loss from operations	(10)	(151)
Other expense	—	—
Interest income	2	3

Loss before income taxes and net equity loss from investees	(8)	(148)
Income tax provision (benefit)	1	(40)

Loss before net equity loss from investees	(9)	(108)
Net equity loss from investees	—	—

Loss from continuing operations	(9)	(108)
Loss from discontinued operations	—	(1)

Net loss	(9)%	(109)%

     Service Revenues

      Service revenues for the first quarter of 2003 decreased 11% from service revenues for the first quarter of 2002. The decrease in our service revenues was primarily attributable to a decline in the demand for advanced technology consulting services in the United States. We have begun to see modest growth in our consolidated service revenues since the fourth quarter of 2002. Our service revenues for the first quarter of 2003 increased 5% from our service revenues for the fourth quarter of 2002. The percentage of our service revenues attributable to application management services is also increasing, growing to 9% of our total services revenues for the first quarter of 2003 from 7% for the first quarter of 2002.

      For the first quarter of 2003, our five largest clients accounted for approximately 29% of our service revenues in the aggregate, no client accounted for more than 10% of such revenues and two clients each accounted for more than 5% of such revenues. For the first quarter of 2002, our five largest clients accounted for 23% of our service revenues in the aggregate, no client accounted for more than 10% of such revenues and two clients each accounted for more than 5% of such revenues.

Project Personnel Costs, Before Reimbursable Expenses

      Project personnel costs, before reimbursable expenses, consist principally of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client, and represent the most significant expense we incur in providing our services. Project personnel costs, before reimbursable expenses, decreased as a percentage of revenues from 84% for the first quarter of 2002 to 65% for the first quarter of 2003, due to restructuring and cost-saving actions taken during 2002 and an increase in billable utilization from 51% for the first quarter of 2002 to 73% for the first quarter of 2003. The absolute decrease in project personnel costs for the first quarter of 2003 was due to a decrease in the number of project personnel from 1,480 at March 31, 2002 to 1,113 at March 31, 2003 and our cost cutting actions. If our service revenues decline during 2003, project personnel costs could increase as a percentage of revenues.

Selling and Marketing Costs

      Selling and marketing costs consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional costs. Selling and marketing costs decreased as a percentage of revenues from 14% for the first quarter of 2002 to 12% for the first quarter of 2003. This percentage decrease was primarily due to our restructuring and cost-saving actions taken during 2002. The absolute decrease in selling and marketing costs for the first quarter of 2003 compared to the first quarter of 2002 was primarily due to a decrease in the number of selling and marketing personnel from 83 at March 31, 2002 to 62 at March 31, 2003.

General and Administrative Costs

      General and administrative costs relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, recruiting, training and administrative groups, and depreciation and occupancy expenses. General and administrative costs decreased as a percentage of revenues from 50% for the first quarter of 2002 to 31% for the first quarter of 2003, due primarily to restructuring and other cost-saving actions taken during 2002. The absolute decrease in general and administrative costs for the first quarter of 2003 was primarily due to a decrease in the number of general and administrative personnel, occupancy costs, and depreciation costs related to our restructuring actions. General and administrative personnel decreased from 342 at March 31, 2002 to 236 at March 31, 2003. Our total headcount decreased from 1,905 at March 31, 2002 to 1,411 at March 31, 2003. Total occupancy at March 31, 2003 was approximately 329,000 square feet, compared to approximately 515,000 square feet at March 31, 2002. If our service revenues decline during 2003, general and administrative costs could increase as a percentage of revenues.

Restructuring and Other Related Charges

      As a result of the decline in the demand for advanced technology consulting services that began in the second half of 2000, we implemented restructurings of our workforce and operations in 2001 and 2002. In connection with the restructuring plans implemented in 2002, we recorded restructuring and other related charges of approximately $67.5 million during 2002, of which $48.7 million was recorded in the first quarter of 2002. The restructuring plans resulted in the termination of 863 employees, of whom 7 remained employed by us as of March 31, 2003. The restructuring plans also included discontinuing operations in Japan, closing our Houston and Denver offices and consolidating office space in other cities where we had excess office space. Included in the restructure activity is approximately $662,000 related to our Japan subsidiary, which is reported in our loss from discontinued operations for 2002. Estimated costs for the consolidation of facilities are composed of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space, leasehold improvement write-downs, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 391,000 square feet, all of which was vacated as of March 31, 2003.

      In connection with the restructuring plans announced in 2001, we recorded restructuring and other related charges of $100.6 million during 2001. The restructuring plans resulted in the termination of 1,251 employees. The restructuring plans also included closing the Sydney, Australia office and consolidating office space in other cities where we had multiple office locations. Estimated costs for the consolidation of facilities is composed of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space, leasehold improvement write-downs, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 639,000 square feet.

      These restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space being vacated and related costs, leasehold improvement write-downs, offset by estimated sub-lease income. Our sub-lease assumptions include anticipated rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the future resulting in additional adjustments and the effect could be material.

      Accruals for restructuring and other related activities as of, and for, the three months ended March 31, 2003 and 2002 were as follows (in thousands):

		Utilized
	Balance			Balance
	12/31/02	Non-Cash	Cash	3/31/03

Workforce	$5,133	$—	$(3,265)	$1,868
Facilities	68,443	(252)	(5,816)	62,375
Depreciable assets	—	—	—	—

	$73,576	$(252)	$(9,081)	$64,243

Current accrued restructuring costs				30,277

Non-current accrued restructuring costs				$33,966

			Utilized
	Balance	Additional			Balance
	12/31/01	Charge-Q1	Non-Cash	Cash	3/31/02

Workforce	$1,635	$12,967	$—	$(11,040)	$3,562
Facilities	51,705	34,981	(589)	(4,067)	82,030
Depreciable assets	—	787	(787)	—	—

	$53,340	$48,735	$(1,376)	$(15,107)	$85,592

Current accrued restructuring costs					28,563

Non-current accrued restructuring costs					$57,029

Amortization of Intangible Assets

      For the first quarter of 2003, amortization of intangible assets consists primarily of amortization of marketing assets, customer lists and developed technology resulting from our acquisitions. The decrease in amortization of intangible assets for the first quarter of 2003 relative to the comparable period from the prior year was primarily related to the impairment charge of $5.6 million recorded in the second quarter of 2002.

      In accordance with the provisions of SFAS 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” we determined that an impairment test of our long-lived intangible assets was necessary and should be performed at June 30, 2002 due to the significant decline in our market value. Utilizing the lowest level of identifiable cash flows for each long-lived asset group, we determined that the expected undiscounted cash flows related to our long-lived asset groups would not recover the carrying value of the assets over their remaining useful lives. Accordingly, we compared the carrying amounts of our long-lived assets to their estimated fair values. Fair values were estimated using methods such as estimated replacement cost and relief from royalty. Based on the analysis at June 30, 2002, the fair values of certain intangible assets were below their carrying values and an impairment charge of $5.6 million was recognized in the statement of operations. Estimated amortization expense related to intangible assets is $725,000 for the second quarter of 2003 and $1.8 million, $500,000, $500,000 and $160,000 for the years ended December 31, 2003, 2004, 2005 and 2006, respectively.

Stock-Based Compensation

      Stock-based compensation consists of expenses for deferred compensation associated with the Human Code, Inc. (Human Code) and The Launch Group Aktiengesellschaft (TLG) acquisitions and certain grants of restricted stock that we made in 2002. The decrease in stock-based compensation for the first quarter of 2003 relative to the comparable period in 2002 was primarily due to the reduction of deferred compensation during 2002 related to people no longer with the Company. In connection with the TLG acquisition, in July 2001, we issued $10.0 million of restricted common stock to the former TLG employees continuing with the Company, of which $1.7 million remains in deferred compensation as of March 31, 2003. In connection with the termination of certain TLG employees to whom the deferred compensation relates, approximately $2.0 million of deferred compensation was reversed through additional paid-in-capital and approximately $903,000 was charged to restructuring and other related charges during the fourth quarter of 2002. We expect this charge to be approximately $267,000 per quarter for the next six quarters, and $91,000 for the final quarter.

      In connection with the acquisition of Human Code, we assumed the outstanding options granted under the Human Code 1994 Stock Option/Stock Issuance Plan. The options vest ratably over periods up to four years. We originally recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options, of which $108,000 remains in deferred compensation as of March 31, 2003. The remaining deferred compensation will be charged to operations at the rate of approximately $75,000 for the next quarter, and $33,000 in total thereafter, spread over approximately three quarters.

      On October 23, 2002, we granted 324,500 shares of restricted common stock to senior officers of the Company. Two of these senior executive officers have since left the Company and 17,500 shares were forfeited as a result. The remaining shares vest ratably over a period of four years. The stock-based compensation charge will be approximately $24,000 per quarter for the next 14 quarters, and $6,000 for the final quarter.

Interest Income

      Interest income was derived primarily from investments in U.S. government securities, tax-exempt, short-term municipal bonds and commercial paper. The decrease in interest income for the first quarter of 2003 over the comparable period in 2002 was due to the decrease in the average cash and investment balances and lower interest rates, offset in part by transferring investment balances to higher interest bearing taxable securities.

Provision (Benefit) for Income Taxes

      We have deferred tax assets which have arisen primarily as a result of net operating losses incurred in 2001 and 2002 and the first quarter of 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses and uncertainty as to the extent and timing of profitability in future periods, we recorded an additional valuation allowance of $1.6 million for the first quarter of 2003, resulting in a full valuation allowance of approximately $117.4 million on deferred tax assets as of March 31, 2003. For the first quarter of 2003, we recorded an income tax provision of approximately $355,000 primarily related to foreign and state tax obligations. We recorded an income tax benefit of approximately $19.5 million for the first quarter of 2002, of which $17.2 million related to the enactment of “The Job Creation and Worker Assistance Act of 2002” enacted March 9, 2002, which allowed us to carry back our tax net operating loss for U.S. federal purposes for an additional three years. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

Net Equity Loss from Investees

      Net equity loss from investees for the first quarter of 2002 was approximately $6,000. This consisted of equity in net income from Dream Incubator, Inc. (DI) of approximately $38,000, offset by equity in net loss from Sapient S.p.A. of approximately $44,000.

      During the fourth quarter of 2002, our designee on DI’s Board of Directors resigned as a Director of DI and we sold a portion of our DI investment. As a result, we no longer have the ability to significantly influence DI and no longer reflect results of DI operations on the equity method. Also, due to losses incurred by Sapient S.p.A. since its inception, our investment balance was reduced to zero during the second half of 2002. We will not recognize our share of Sapient S.p.A.’s earnings or losses until our investment recovers its value to above zero. We do not expect to recognize net equity income (loss) from this investment in 2003.

Results by Operating Segment

      We are engaged in business activities which involve the provision of business and technology consulting services, primarily on a fixed-price basis. We have discrete financial data by operating segments available based on our method of internal reporting, which disaggregates our operations on a business unit basis for our United States operations and on a geographic basis for our international operations. Operating segments are defined as components of the Company concerning which separate financial information is available that is evaluated regularly by the chief operating decision maker. Management uses this information to manage resources and evaluate performance.

      We do not allocate certain selling and marketing and general and administrative expenses to our business unit segments in the United States, as these activities are managed separately from the business units. We did not allocate the costs associated with the 2002 restructuring plans across our operating segments, given that the majority of the restructuring costs represent consolidation of facilities and other items that are not specific to individual operating segments. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and therefore we have not disclosed asset information for each operating segment.

      The tables below present the service revenues and operating income (loss) attributable to these operating segments for the three months ended March 31, 2003 and 2002 (in thousands).

For the three months ended	Financial	Public	Automotive/	Consumer/	Technology/	United
March 31, 2003	Services	Services	Industrial	Transportation	Communications	Kingdom	Germany	Sub-Total

Service revenues	$5,514	$5,337	$3,336	$2,891	$5,425	$14,032	$3,043	$39,578
Operating income (loss)	$1,341 (1)	$312 (1)	$967 (1)	$840 (1)	$1,213 (1)	$1,081	$230	$5,984	(1)

	Sub-Total	All	Reconciling		Consolidated
For the three months ended March 31, 2003	Reportable Segments	Other	Items		Totals

Service revenues	$39,578	$4,268	$—		$43,846
Operating income (loss)	$5,984 (1)	$708 (1)	$(10,087	)(2)	$(3,395	)(2)

For the three months ended March	Financial	Public		Automotive/	Consumer/		Technology/		United
31, 2002	Services	Services		Industrial	Transportation		Communications		Kingdom	Germany	Sub-Total

Service revenues	$16,019	$4,653		$4,301	$2,234		$4,038		$8,973	$3,728	$43,946
Operating income (loss)	$3,614 (1)	$(845	)(1)	$761 (1)	$(336	)(1)	$(357	)(1)	$(1,157)	$76	$1,756	(1)

	Sub-Total	All		Reconciling		Consolidated
For the three months ended March 31, 2002	Reportable Segments	Other		Items		Totals

Service revenues	$43,946	$5,177		$—		$49,123
Operating income (loss)	$1,756 (1)	$(664	)(1)	$(73,894	)(2)	$(72,802	)(2)

(1)	The business unit segment operating income (loss) reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment in the U.S. as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Represents consolidated loss before income taxes and net equity loss from investees. Adjustments that are made to the total of the segments’ operating income (loss) in order to arrive at consolidated loss before income taxes include the following:

	Three Months Ended
	March 31,

	2003		2002

Restructuring and other related charges	$—		$48,735
Amortization of intangible assets	598		1,566
Stock-based compensation	384		638
Other expense	26		4
Interest income	(839)		(1,184)
Unallocated expenses	9,918	(3)	24,135	(3)

	$10,087		$73,894

(3)	Includes corporate selling and marketing and general and administrative costs.

     Service Revenues by Operating Segments

      Consolidated service revenues for the first quarter of 2003 decreased 11% from service revenues for the first quarter of 2002. This was primarily due to declines in our Financial Services business unit, partially offset by increases in our United Kingdom business unit. Our Financial Services business unit’s service revenues decreased 66%, from $16.0 million for the first quarter of 2002 to $5.5 million for the first quarter of 2003. The current economic downturn has significantly impacted our clients in the financial services industry, and as a result many of our clients have decreased or delayed expenditures for technology consulting services. Offsetting this decrease, our United Kingdom service revenues increased 56%, to $14.0 million for the first quarter of 2003 from $9.0 million for the first quarter of 2002. This increase was primarily due to increased revenues from large government and energy clients. Within our business units, we expect that demand for our services in our Financial Services business unit will decline for the second quarter of 2003 compared to the first quarter of 2003, and that demand for our services in our Public Services and Consumer and Transportation business units will increase during this same period. We expect that demand in our other business units for the second quarter of 2003 will not change materially from the levels of demand for the first quarter of 2003.

     Operating Income (Loss) by Operating Segments

      Operating income for our reportable segments increased significantly, to $6.0 million for the first quarter of 2003 from $1.8 million for the first quarter of 2002. This was primarily due to our restructuring and cost cutting actions taken during 2002 and an increase in our billable utilization.

Loss on Discontinued Operations

      On October 25, 2002, as a result of the decline in the demand for advanced technology consulting services in Japan and the resulting declines in Sapient KK’s service revenues, we announced that we would discontinue our Sapient KK operations in Japan. In December 2002, Sapient KK ceased its operating activities and the Japan office was closed.

      In accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted by the Company on January 1, 2002, the results of operations of a component of an entity that either has been disposed of or is classified as held for sale shall be reported in discontinued operations if both of the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. A component of an entity that will be abandoned through the liquidation or run-off of operations shall be classified as discontinued operations when operations cease. SFAS 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 (APB 30), “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 retains the basic provisions of APB 30 for the presentation of discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Prior to the adoption of SFAS 144 in 2002, under the rules of APB 30, we would not have classified Japan as discontinued operations.

      Japan’s operating results for 2002 have been collapsed and reclassified into a single line item under the caption “Loss from discontinued operations.” The table below presents the carrying amount of Sapient KK’s assets and liabilities, which are included in our consolidated balance sheet at March 31, 2003 and December 31, 2002 (in thousands):

	March 31,	December 31,
	2003	2002

Assets:
Current assets	$1,327	$447
Other assets	—	1,061

Total assets	1,327	1,508
Liabilities:
Current liabilities	55	167

Net assets	$1,272	$1,341

      The table below presents service revenues and pre-tax loss from discontinued operations for the three months ended March 31, 2002 (in thousands):

Service revenues	$913

Pre-tax loss from discontinued operations	$(624)

Liquidity and Capital Resources

      We have primarily funded our operations from cash flow generated from operations from prior years and the proceeds from our public stock offerings. We invest our excess cash predominantly in instruments that are highly liquid, investment grade securities. At March 31, 2003, we had approximately $162.3 million in cash, cash equivalents, restricted cash and marketable investments, compared to $181.4 million at December 31, 2002.

      We have deposited approximately $14.1 million with various banks as collateral for letters of credit and performance bonds and have classified this cash as restricted on the accompanying consolidated balance sheet at March 31, 2003. The following summarizes our contractual obligations of non-cancelable operating leases, excluding restructured properties, for the remainder of 2003 and for each of the years ending December 31:

(In thousands)

2003	$6,502
2004	6,237
2005	3,198
2006	3,066
2007	2,601
Thereafter	8,997

      Cash used in operating activities was $18.9 million for the first quarter of 2003. This resulted primarily from a net loss of $3.8 million, decreases in accrued restructuring costs of $9.1 million, increases in accounts receivable of $8.1 million and increases in restricted cash of $3.5 million, offset by net non-cash charges of $3.8 million, increases in accrued compensation of $1.9 million and decreases in other assets of $1.2 million. Overall, the use of cash was primarily due to the market decline for advanced technology services, which resulted in a net loss, and payments related to our 2001 and 2002 restructuring actions. Also, our days sales outstanding (DSO) for accounts receivable increased from 71 days for the fourth quarter of 2002 to 83 days for the first quarter of 2003. This was primarily due to increases in governmental and United Kingdom clients as a percent of total revenue. The governmental clients continue to be slower payers and the U.K. revenue has associated value added tax, which is included in the accounts receivable balance but not included in the revenue balance. We expect DSO for the second quarter of 2003 to be in the range of 75-80 days.

      Cash provided by investing activities was $15.9 million for the first quarter of 2003. This was due primarily to maturities of short-term investments (net of purchases) of $16.9 million, offset by investments in consolidated subsidiary of $1.5 million.

      Cash used in financing activities was $2.3 million for the first quarter of 2003, as a result of repurchases of approximately 1.9 million shares of our common stock for $3.4 million under our stock repurchase program, offset by cash provided from the sale of common stock through our employee stock purchase plan of $0.6 million.

      The total cash outlay for the restructuring and other related activities implemented in 2001 and 2002 is expected to be approximately $141.1 million. The remaining $27.1 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs and leasehold improvements for facilities being vacated. As of March 31, 2003, $84.4 million of cash had been used for restructuring and other related costs, of which $9.1 million had been expended during 2003. The following summarizes our estimated future restructuring and other related activities’ cash outlay for the remainder of 2003 and for each of the years ending December 31:

(In thousands)

2003	$23,170
2004	17,183
2005	5,639
2006	3,812
2007	2,131
Thereafter	6,413

      We believe that our existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet our working capital, capital expenditure, restructuring requirements and stock repurchase program requirements for at least the next 12 months.

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

The demand for business and technology consulting services has weakened significantly and demand will likely remain weak for some time because of the current economic climate

      The market for our consulting services and the technologies used in our solutions has changed rapidly over the last four years. The market for advanced technology consulting services expanded dramatically during 1999 and most of 2000, but declined significantly in 2001 and 2002. Since the second half of 2000, many companies have experienced financial difficulties or uncertainty, and canceled or delayed spending on technology initiatives as a result. These companies typically are not demonstrating the same urgency regarding technology initiatives that existed during the economic expansion that stalled in 2000. This trend has worsened for some companies following the September 11, 2001 terrorist attacks in the United States and the accounting scandals involving Enron, Worldcom and other companies. The economic uncertainty caused by recent military actions in Iraq will likely further depress technology spending. If large companies continue to cancel or delay their business and technology consulting initiatives because of the current economic climate, or for other reasons, our business, financial condition and results of operations will continue to be materially and adversely affected.

Our market is highly competitive and we may not be able to continue to compete effectively

      The markets for the services we provide are highly competitive. We believe that we currently compete principally with large systems consulting and implementation firms and clients’ internal information systems departments. We have begun to compete with offshore outsourcing companies, and we expect competition from these companies to increase in the future, especially on development, application management services and outsourcing engagements. We compete to a lesser extent with specialized e-business consulting firms, strategy consulting firms and packaged technology vendors. We compete frequently for client engagements against companies with far higher revenues and larger numbers of consultants than we have. Recent consolidations of large consulting companies within our market have further increased the size and resources of some of these competitors. These competitors are often able to offer more scale, which in some instances has enabled them to significantly discount their services in exchange for revenues in other areas or at later dates. Additionally, in an effort to maintain market share, many of our competitors are heavily discounting their services to unprofitable levels. Some of our competitors have gone out of business. If we cannot keep pace with the intense competition in our marketplace, our business, financial condition and results of operations will suffer.

Our growing international operations and Globally Distributed Delivery model subject us to increased risk

      We currently have offices in the United Kingdom, Germany, India and Canada and we have a joint venture in Italy. Our international operations are growing as a percentage of our total revenues, and our Globally Distributed DeliverySM (GDD) model is a key component of our ability to successfully deliver our services. International operations are subject to inherent risks, including:

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

      An unanticipated termination or decrease in size or scope of a major project, a client’s decision not to proceed with a project we anticipated or the completion during a quarter of several major client projects could require us to maintain underutilized employees and could have a material adverse effect on our business, financial condition and results of operations. Our revenues and earnings may also fluctuate from quarter to quarter because of such factors as:

•	the contractual terms and timing of completion of projects, including achievement of certain business results;

•	any delays incurred in connection with projects;

•	the adequacy of provisions for losses and bad debts;

•	the accuracy of our estimates of resources required to complete ongoing projects;

•	loss of key highly skilled personnel necessary to complete projects; and

•	general economic conditions.

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

              We have begun to put a portion of our fees at risk based on project results and may lose these fees if we do not succeed

      Our business model focuses heavily on delivering measurable business results for our clients, and increasingly we are aligning our interests with our client’s interests by putting a portion of our fees at risk, dependent on our client’s attainment of the business value we promised. In the first quarter of 2003, we recognized $215,000 of revenue by achieving previously agreed measurable business results. Our inability to deliver the business value that we have promised on a project could materially affect the profitability of that project, because we typically will incur the same level of project costs regardless of whether the promised business value is attained. We could also experience delays in payment because the measurement of business value is often complex and may involve a verification process between us and our client. As a result, our failure to deliver the business value that we promise to our clients could materially affect our business, financial condition and results of operations.

                  Businesses may decrease or delay their use of advanced technologies as a means for conducting commerce

      Our future success depends heavily on the acceptance and use of advanced technologies as a means for conducting commerce and streamlining operations. We focus our services on the development and implementation of advanced technology strategies and solutions. If use of these advanced technologies does not grow, or grows more slowly than expected, our revenues could be less than we anticipate and our business, financial condition and results of operations could be materially adversely affected. Consumers and businesses may delay adoption of advanced technologies for a number of reasons, including:

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

              If we do not attract and retain qualified professional staff, we may not be able to adequately perform our client engagements and could be limited in accepting new client engagements

      Our business is labor intensive, and our success depends upon our ability to attract, retain, train and motivate highly skilled employees. Although many specialized e-business and other business and technology companies have reduced their work forces or slowed their hiring efforts, and although we reduced our work force at various times during 2001 and 2002, intense competition still exists for certain employees who have specialized skills or significant experience in business and technology consulting. We may not be successful in attracting a sufficient number of these highly skilled employees in the future. Furthermore, the industry turnover rates for these types of employees is high, and we may not be successful in retaining, training and motivating the employees we are able to attract. Our rate of voluntary turnover increased during portions of 2002, although our voluntary turnover rate has begun to return closer to our targeted level of 15% during the fourth quarter of 2002 and the first quarter of 2003. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce and other resources. Our future success will depend on our ability to manage the levels and related costs of our workforce and other resources effectively. Almost all of our employees participate in one or more of our stock option plans as a component of long-term incentive compensation, and many of the stock options held by current employees have exercise prices that significantly exceed the recent trading range of our common stock. A future prolonged decline or low stock price could result in reduced incentives for employees and in increased turnover.

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

Our co-Chairmen and co-CEOs have significant voting power and may effectively control the outcome of any stockholder vote

      Jerry A. Greenberg and J. Stuart Moore, our Co-Chairmen of the Board of Directors and Co-Chief Executive Officers, own approximately 34.8% of our common stock in the aggregate. As a result, they have the ability to substantially influence, and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of Directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments. At March 31, 2003, our exposure to market risk relates primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of fixed income securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material adverse impact on the fair value of our investment portfolio.

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

      (a) Exhibits

      None.

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the first quarter of 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAPIENT CORPORATION

Signature	Title	Date

/s/ JERRY A. GREENBERG Jerry A. Greenberg	Co-Chief Executive Officer Co-Chairman of the Board	May 15, 2003

/s/ SUSAN D. JOHNSON Susan D. Johnson	Chief Financial Officer	May 15, 2003

/s/ BRADLEY T. MILLER Bradley T. Miller	Chief Accounting Officer	May 15, 2003

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

      4. Sapient Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Sapient Corporation and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to Sapient Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(b) evaluated the effectiveness of Sapient Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

(c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. Sapient Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to Sapient Corporation’s auditors and the Audit Committee of Sapient Corporation’s Board of Directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect Sapient Corporation’s ability to record, process, summarize and report financial data and have identified for Sapient Corporation’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in Sapient Corporation’s internal controls; and

      6. Sapient Corporation’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature	Title	Date

/s/ JERRY A. GREENBERG Jerry A. Greenberg	Co-Chief Executive Officer Co-Chairman of the Board	May 15, 2003

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

      4. Sapient Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Sapient Corporation and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to Sapient Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(b) evaluated the effectiveness of Sapient Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

(c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. Sapient Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to Sapient Corporation’s auditors and the Audit Committee of Sapient Corporation’s Board of Directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect Sapient Corporation’s ability to record, process, summarize and report financial data and have identified for Sapient Corporation’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in Sapient Corporation’s internal controls; and

      6. Sapient Corporation’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature	Title	Date

/s/ J. STUART MOORE J. Stuart Moore	Co-Chief Executive Officer Co-Chairman of the Board	May 15, 2003

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

      4. Sapient Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Sapient Corporation and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to Sapient Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(b) evaluated the effectiveness of Sapient Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

(c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. Sapient Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to Sapient Corporation’s auditors and the Audit Committee of Sapient Corporation’s Board of Directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect Sapient Corporation’s ability to record, process, summarize and report financial data and have identified for Sapient Corporation’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in Sapient Corporation’s internal controls; and

      6. Sapient Corporation’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature	Title	Date

/s/ SUSAN D. JOHNSON Susan D. Johnson	Chief Financial Officer	May 15, 2003

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

Signature	Title	Date

/s/ JERRY A. GREENBERG Jerry A. Greenberg	Co-Chief Executive Officer Co-Chairman of the Board	May 15, 2003

/s/ J. STUART MOORE J. Stuart Moore	Co-Chief Executive Officer Co-Chairman of the Board	May 15, 2003

/s/ SUSAN D. JOHNSON Susan D. Johnson	Chief Financial Officer	May 15, 2003

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Sapient Corporation and will be retained by Sapient Corporation and furnished to the Securities and Exchange Commission or its staff upon request.