Form 10-Q
period 2003-06-30
SAPIENT CORP
filed 2003-08-14
CIK 1008817

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 0-28074

Sapient Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-3130648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Memorial Drive, Cambridge, MA	02142 (Zip Code)
(Address of principal executive offices)

617-621-0200

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year,
if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☑ Yes       ☐ No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).       ☑ Yes       ☐ No

      As of August 11, 2003, there were 120,742,234 shares of the Company’s Common Stock outstanding.

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

SAPIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$74,654	$91,229
Marketable investments, current	49,118	59,085
Restricted cash	6,547	3,963
Accounts receivable, less allowance for doubtful accounts of $2,092 and $2,246, respectively	35,175	29,134
Unbilled revenues on contracts	8,674	11,468
Income tax receivable	657	642
Prepaid expenses and other current assets	5,891	6,724

Total current assets	180,716	202,245
Marketable investments	17,450	20,426
Restricted cash	8,772	6,659
Property and equipment, net	17,080	24,262
Intangible assets, net	1,605	1,386
Other assets	4,485	7,675

Total assets	$230,108	$262,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,741	$4,005
Accrued expenses	12,656	12,888
Accrued restructuring costs, current portion	25,870	36,466
Accrued compensation	8,784	7,138
Income taxes payable	888	513
Deferred revenues on contracts	2,824	5,910

Total current liabilities	54,763	66,920
Accrued restructuring costs, net of current portion	28,751	37,110
Other long term liabilities	760	2,819

Total liabilities	84,274	106,849

Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 authorized and none outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock, par value $.01 per share, 200,000,000 shares authorized, 128,413,089 and 127,648,747 shares issued at June 30, 2003 and December 31, 2002, respectively	1,284	1,276
Additional paid-in capital	470,619	469,648
Treasury stock, at cost, 7,742,938 and 5,867,259 shares at June 30, 2003 and December 31, 2002, respectively	(9,117)	(5,688)
Deferred compensation	(1,375)	(2,143)
Accumulated other comprehensive income	163	511
Accumulated deficit	(315,740)	(307,800)

Total stockholders’ equity	145,834	155,804

Total liabilities and stockholders’ equity	$230,108	$262,653

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Service revenues	$44,439	$39,741	$88,285	$88,864
Reimbursable expenses	2,347	2,050	4,701	4,722

Total gross revenues	46,786	41,791	92,986	93,586

Operating expenses:
Project personnel costs, before reimbursable expenses	27,508	33,201	55,896	74,220
Reimbursable expenses	2,347	2,050	4,701	4,722

Total project personnel costs	29,855	35,251	60,597	78,942
Selling and marketing costs	4,824	7,002	9,975	13,805
General and administrative costs	14,219	21,350	27,752	45,694
Restructuring and other related charges	1,398	9,778	1,398	58,513
Impairment of goodwill and intangible assets	—	107,430	—	107,430
Amortization of intangible assets	727	1,566	1,325	3,132
Stock-based compensation	305	701	689	1,339

Total operating expenses	51,328	183,078	101,736	308,855

Loss from operations	(4,542)	(141,287)	(8,750)	(215,269)
Gain on equity investment change in interest	—	1,755	—	1,755
Other income (expense)	(170)	8	(196)	4
Interest income	792	1,229	1,631	2,413

Loss before income taxes and net equity loss from investees	(3,920)	(138,295)	(7,315)	(211,097)
Income tax provision (benefit)	270	451	625	(19,009)

Loss before net equity loss from investees	(4,190)	(138,746)	(7,940)	(192,088)
Net equity loss from investees	—	(529)	—	(535)

Loss from continuing operations	(4,190)	(139,275)	(7,940)	(192,623)
Loss from discontinued operations	—	(453)	—	(1,077)

Net loss	$(4,190)	$(139,728)	$(7,940)	$(193,700)

Basic and diluted loss per share:
Continuing operations	$(0.03)	$(1.10)	$(0.07)	$(1.52)
Discontinued operations	$—	$(0.00)	$—	$(0.01)

Net loss per share	$(0.03)	$(1.10)	$(0.07)	$(1.53)

Weighted average common shares	120,636	126,680	120,849	126,644
Dilutive common share equivalents	—	—	—	—

Weighted average common shares and dilutive common share equivalents	120,636	126,680	120,849	126,644

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2003	2002

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Loss from continuing operations	$(7,940)	$(192,623)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Loss recognized on write-down of investments	45	26
Realized loss (gain) on investments	151	(30)
Gain on equity investment change in interest	—	(1,755)
Depreciation and amortization	5,046	7,216
Amortization of intangible assets	1,325	3,132
Impairment of goodwill and intangible assets	—	107,430
Stock-based compensation	689	1,339
Non-cash restructuring charges	—	6,014
Net equity loss from investees	—	535
Changes in operating assets and liabilities:
Increase in restricted cash	(4,697)	(4,055)
(Increase) decrease in accounts receivable	(6,041)	5,430
Decrease in unbilled revenues on contracts	2,794	257
Decrease (increase) in prepaid expenses and other current assets	833	(1,196)
Decrease in other assets	1,187	58
Decrease in accounts payable	(264)	(2,273)
(Decrease) increase in accrued expenses	(232)	2,639
(Decrease) increase in accrued restructuring costs	(17,422)	29,010
Increase (decrease) in accrued compensation	1,646	(2,004)
Increase (decrease) in income taxes	360	(18,151)
Decrease in deferred revenues on contracts	(3,086)	(4,072)
Decrease in other long term liabilities	(827)	(524)

Net cash used in operating activities from continuing operations	(26,433)	(63,597)
Net cash used in operating activities from discontinued operations	—	(1,091)

Net cash used in operating activities	(26,433)	(64,688)
Cash flows from investing activities:
Purchases of property and equipment	(803)	(4,233)
Investments in consolidated subsidiary	(1,679)	—
Proceeds from sale of investment	1,490	—
Long term investments	—	55
Maturities of marketable investments, net	12,416	38,485

Net cash provided by investing activities from continuing operations	11,424	34,307
Net cash used in investing activities from discontinued operations	—	(120)

Net cash provided by investing activities	11,424	34,187
Cash flows from financing activities:
Proceeds from stock option and purchase plans	677	2,687
Repurchases of common stock	(3,429)	(165)
Proceeds from sale of common stock of consolidated subsidiary	500	—

Net cash (used in) provided by financing activities	(2,252)	2,522

Effect of exchange rate changes on cash and cash equivalents	686	1,108
Decrease in cash and cash equivalents	(16,575)	(26,871)
Cash and cash equivalents, at beginning of period	91,229	109,744

Cash and cash equivalents, at end of period	$74,654	$82,873

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

      The market for advanced technology consulting services declined significantly in 2001 and 2002 and has not changed significantly to date in 2003. The Company, however, has seen some stabilization in its service revenues, beginning in the third quarter of 2002. For the first two quarters of 2003, the Company’s services revenues were $88.3 million, compared to $88.9 million for the first two quarters of 2002. As a result of restructuring and other cost cutting actions during 2001 and 2002, the Company’s loss from continuing operations decreased from $192.6 million for the first two quarters of 2002 to $7.9 million for the first two quarters of 2003. The Company’s loss from continuing operations for the second quarter of 2002 included a $107.4 million charge for the impairment of goodwill and intangible assets. The Company’s cash used in operations for the first two quarters of 2003 was $26.4 million, including $18.8 million used for previously recorded restructuring actions, compared to $64.7 million for the first two quarters of 2002, including $23.5 million used for previously recorded restructuring actions. The Company has accrued restructuring costs, primarily related to vacated facilities recorded in prior years, of $54.6 million at June 30, 2003. The Company’s cash, cash equivalents, restricted cash and marketable investments at June 30, 2003 were $156.5 million. The Company believes that its existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet its working capital, capital expenditure, restructuring and stock repurchase program requirements for at least the next 12 months. However, if the demand for the Company’s services remains weak or declines further, the Company may incur additional losses and negative cash flows, and these could be significant.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Net Loss Per Share

      The following information presents the Company’s computation of basic and diluted loss per share for the periods presented in the consolidated statements of operations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Loss from continuing operations	$(4,190)	$(139,275)	$(7,940)	$(192,623)
Loss from discontinued operations	$—	$(453)	$—	$(1,077)

Net loss	$(4,190)	$(139,728)	$(7,940)	$(193,700)

Basic loss per share:
Weighted average common shares outstanding	120,636	126,680	120,849	126,644

Continuing operations	$(0.03)	$(1.10)	$(0.07)	$(1.52)
Discontinued operations	$—	$(0.00)	$—	$(0.01)

Basic net loss per share	$(0.03)	$(1.10)	$(0.07)	$(1.53)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Diluted loss per share:
Weighted average common shares outstanding	120,636	126,680	120,849	126,644
Dilutive stock options	—	—	—	—

Shares used in computing per share amount	120,636	126,680	120,849	126,644

Continuing operations	$(0.03)	$(1.10)	$(0.07)	$(1.52)
Discontinued operations	$—	$(0.00)	$—	$(0.01)

Diluted net loss per share	$(0.03)	$(1.10)	$(0.07)	$(1.53)

      Options to purchase approximately 17.4 million and 17.9 million shares of common stock were outstanding during the three and six months ended June 30, 2003, respectively, and options to purchase approximately 23.2 million and 23.4 million shares of common stock were outstanding during the three and six months ended June 30, 2002, respectively, but were not included in the computation of diluted loss per share because the Company recorded a net loss for all periods.

3.     Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At June 30, 2003, the Company has nine stock-based compensation plans, which are described more fully in the Company’s Annual Report on Form 10-K. The Company accounts for awards to employees under those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss as reported	$(4,190)	$(139,728)	$(7,940)	$(193,700)
Add back: Stock-based compensation, included in net loss, net of related tax effects, as reported	305	701	689	1,339
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,826)	(13,542)	(16,379)	(20,899)

Pro forma net loss	$(11,711)	$(152,569)	$(23,630)	$(213,260)

Basic and diluted net loss per share
As reported	$(0.03)	$(1.10)	$(0.07)	$(1.53)
Pro forma	$(0.10)	$(1.20)	$(0.20)	$(1.68)

4.     Comprehensive Loss

      Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting comprehensive income (loss). Comprehensive loss includes net loss as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net loss but rather are reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on investments as components of comprehensive loss, which includes approximately $300,000 for an unrealized loss on the Company’s investment in Dream Incubator, Inc. for the first two quarters of 2003. Comprehensive loss was $(2.8) million and $(138.4) million for the second quarter of 2003 and 2002, respectively, and $(8.3) million and $(193.6) million for the first two quarters of 2003 and 2002, respectively.

5.     Contingent Liabilities

      The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various pending or threatened legal claims and administrative audits which have arisen in the ordinary course of its business. The Company has an accrual at June 30, 2003 of approximately $554,000 related to those items that remain outstanding. The ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than amounts previously accrued by the Company.

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

      The Company frequently warrants that the technology solutions it develops for its clients will operate in accordance with the project specifications without defects for a specified warranty period, subject to certain limitations that the Company believes are standard in the industry. In the event that defects are discovered during the warranty period, and none of the limitations apply, the Company is obligated to remedy the defects until the solution that the Company provided operates within the project specifications. The Company is not typically obligated by contract to provide its clients with any refunds of the fees they have paid, although a small number of its contracts provide for the payment of liquidated damages upon default. The Company has purchased insurance policies covering professional errors and omissions, property damage and general liability that reduce its monetary exposure for warranty-related claims and enable it to recover a portion of any future amounts paid. The Company typically provides in its contracts for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project. The Company has not paid any material amounts with respect to the warranties for its solutions, although the Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties. Deferred revenues on contracts related to warranties are immaterial as of June 30, 2003 and December 31, 2002.

6.     Restructuring and Other Related Charges

      As a result of the decline in the demand for advanced technology consulting services that began in the second half of 2000, the Company implemented restructurings of its workforce and operations beginning in 2001. In the second quarter of 2003, the Company recorded restructuring and other related charges of approximately $1.4 million. This restructuring action will result in the termination of 42 employees, of whom

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

32 remained employed by the Company as of June 30, 2003. All of the affected employees were notified prior to June 30, 2003. This restructuring action was due to the skill sets of certain employees not matching the Company’s current business requirements and due to a continued decline in the demand for the Company’s services in its Financial Services business unit.

      In connection with the restructuring plans implemented in 2002, the Company recorded restructuring and other related charges of approximately $67.5 million during 2002, of which $58.5 million was recorded in the first six months of 2002. The 2002 restructuring plans resulted in the termination of 863 employees. The restructuring plans also included discontinuing operations in Japan, closing offices in Houston and Denver and consolidating office space in other cities where the Company had excess office space. Included in the restructure activity is approximately $662,000 related to the Company’s Japan subsidiary, which is reported in the Company’s loss from discontinued operations for 2002. Estimated costs for the consolidation of facilities are composed of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space, leasehold improvement write-downs, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 391,000 square feet.

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

      Accruals for restructuring and other related activities as of, and for, the six months ended June 30, 2003 and 2002 were as follows (in thousands):

			Utilized
	Balance	Additional			Balance
	12/31/02	Charge-Q2	Non-Cash	Cash	6/30/03

Workforce	$5,133	$1,612	$(16)	$(4,679)	$2,050
Facilities	68,443	(214)	(1,517)	(14,141)	52,571

	$73,576	$1,398	$(1,533)	$(18,820)	$54,621

Current accrued restructuring costs					25,870

Non-current accrued restructuring costs					$28,751

				Utilized
	Balance	Additional	Additional			Balance
	12/31/01	Charge-Q1	Charge-Q2	Non-Cash	Cash	6/30/02

Workforce	$1,635	$12,967	$3,100	$—	$(13,463)	$4,239
Facilities	51,705	34,981	6,153	(1,832)	(10,029)	80,978
Depreciable assets	—	787	525	(1,312)	—	—

	$53,340	$48,735	$9,778	$(3,144)	$(23,492)	$85,217

Current accrued restructuring costs						34,700

Non-current accrued restructuring costs						$50,517

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The remaining accrued restructuring costs are $54.6 million at June 30, 2003, of which the cash portion is $50.1 million. The cash outlay over the next 12-month period is expected to be $23.9 million.

7.     Income Taxes

      The Company has deferred tax assets which have arisen primarily as a result of net operating losses incurred in 2001 and 2002 and the first two quarters of 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses and uncertainty as to the extent and timing of profitability in future periods, the Company recorded additional valuation allowances of $0.9 million and $2.5 million for the three and six months ended June 30, 2003, respectively, resulting in a full valuation allowance of approximately $118.3 million on deferred tax assets as of June 30, 2003. For the first two quarters of 2003, the Company recorded an income tax provision of approximately $625,000 primarily related to foreign and state tax obligations. The Company recorded an income tax benefit of approximately $19.0 million for the first two quarters of 2002, of which $17.2 million related to the enactment of “The Job Creation and Worker Assistance Act of 2002” enacted March 9, 2002, which allowed the Company to carry back its tax net operating loss for U.S. federal purposes for an additional three years. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

8.     Related Party Transactions

      On July 2, 2003, the Company reached an agreement with the management team of Sapient S.p.A., the Company’s joint venture in Milan, Italy, pursuant to which the management team acquired all of the shares of Sapient S.p.A. from the shareholders of the joint venture. As a result, the Company no longer holds a 50% ownership interest in the voting shares of Sapient S.p.A. and the joint venture agreement has been terminated. The management team is the exclusive licensee of Sapient’s intellectual property in Italy and the Company is entitled to a royalty equal to 2% of the annual revenue of Sapient S.p.A. beginning July 2, 2005. The Company also has an option to purchase 100% of the ownership of Sapient S.p.A., based on a formula which estimates fair value, among other rights. The option is exercisable from July 2007 through July 2010.

      During the three and six months ended June 30, 2002, the Company recognized approximately $97,000 and $204,000, respectively, in net revenues from consulting services provided to Sapient S.p.A. In addition to recognizing revenue for services provided to Sapient S.p.A., the Company reduced its general and administrative expenses by approximately $11,000 and $108,000 for start-up and administrative services billed to the joint venture for the three and six months ended June 30, 2002. No amounts were recognized as revenue or reductions to general and administrative expenses for the first two quarters of 2003. The Company had no material receivables or payables outstanding with this entity at June 30, 2003 and December 31, 2002.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company does not allocate certain selling and marketing and general and administrative expenses to its business unit segments in the United States, as these activities are managed separately from the business units. The Company did not allocate the costs associated with the 2002 restructuring plans across its operating segments for internal measurement purposes, given that the majority of the restructuring costs represented consolidation of facilities. The Company did allocate the costs associated with the restructuring activity in the second quarter of 2003 across its operating segments, due to the specific identification of terminated employees to their respective individual operating segment. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each operating segment.

      The tables below present the service revenues and operating income (loss) attributable to these operating segments for the periods presented in the consolidated statements of operations (in thousands).

For the Three Months Ended June 30, 2003 and 2002:

For the three months ended	Financial	Public	Automotive/	Consumer/	Technology/	United
June 30, 2003	Services	Services	Industrial	Transportation	Communications	Kingdom	Germany	Sub-Total

Service revenues	$3,762	$7,643	$4,010	$2,495	$6,184	$11,545	$3,430	$39,069
Operating income (loss)	$1,123 (1)	$2,692 (1)	$1,445 (1)	$379 (1)	$1,055 (1)	$(4,047)	$303	$2,950	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$39,069	$5,370	$—		$44,439
Operating income (loss)	$2,950 (1)	$2,394 (1)	$(9,264	)(2)	$(3,920	)(2)

For the three months ended	Financial		Public		Automotive/	Consumer/	Technology/		United
June 30, 2002	Services		Services		Industrial	Transportation	Communications		Kingdom	Germany	Sub-Total

Service revenues	$10,433		$4,779		$3,418	$3,793	$2,252		$8,865	$2,055	$35,595
Operating income (loss)	$(110	)(1)	$(2,285	)(1)	$468 (1)	$730 (1)	$(1,953	)(1)	$(191)	$(2,118)	$(5,459	)(1)

	Sub-Total		All		Reconciling		Consolidated
	Reportable Segments		Other		Items		Totals

Service revenues	$35,595		$4,146		$—		$39,741
Operating income (loss)	$(5,459	)(1)	$(349	)(1)	$(132,487	)(2)	$(138,295	)(2)

For the Six Months Ended June 30, 2003 and 2002:

For the six months ended	Financial	Public	Automotive/	Consumer/	Technology/	United
June 30, 2003	Services	Services	Industrial	Transportation	Communications	Kingdom	Germany	Sub-Total

Service revenues	$9,276	$12,980	$7,346	$5,386	$11,609	$25,577	$6,473	$78,647
Operating income (loss)	$2,464 (1)	$3,004 (1)	$2,412 (1)	$1,219 (1)	$2,268 (1)	$(2,966)	$533	$8,934	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$78,647	$9,638	$—		$88,285
Operating income (loss)	$8,934 (1)	$3,102 (1)	$(19,351	)(2)	$(7,315	)(2)

For the six months ended	Financial	Public		Automotive/	Consumer/	Technology/		United
June 30, 2002	Services	Services		Industrial	Transportation	Communications		Kingdom	Germany	Sub-Total

Service revenues	$26,452	$9,432		$7,719	$6,027	$6,290		$17,838	$5,783	$79,541
Operating income (loss)	$3,504 (1)	$(3,130	)(1)	$1,229 (1)	$394 (1)	$(2,310	)(1)	$(1,348)	$(2,042)	$(3,703	)(1)

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Sub-Total		All		Reconciling		Consolidated
	Reportable Segments		Other		Items		Totals

Service revenues	$79,541		$9,323		$—		$88,864
Operating income (loss)	$(3,703	)(1)	$(1,013	)(1)	$(206,381	)(2)	$(211,097	)(2)

(1)	The business unit segment operating income (loss) reflects only the direct controllable expenses of each business unit segment. For the Company’s United States business units, it does not represent the total operating results for each such business unit, because it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Represents consolidated loss before income taxes and net equity loss from investees. Adjustments that are made to the total of the segments’ operating income (loss) in order to arrive at consolidated loss before income taxes include the following:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2003		2002	2003		2002

Restructuring and other related charges	$—		$9,778	$—		$58,513
Impairment of goodwill and intangible assets	—		107,430	—		107,430
Amortization of intangible assets	727		1,566	1,325		3,132
Stock-based compensation	305		701	689		1,339
Other (income) expense	170		(1,763)	196		(1,759)
Interest income	(792)		(1,229)	(1,631)		(2,413)
Unallocated expenses	8,854	(3)	16,004 (3)	18,772	(3)	40,139 (3)

	$9,264		$132,487	$19,351		$206,381

(3)	Includes corporate selling and marketing and general and administrative costs.

10.     Geographic Data

      Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated statements of operations and the consolidated balance sheets:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Service revenues:
United States	$27,713	$27,194	$53,028	$62,232
International	16,726	12,547	35,257	26,632

Total service revenues	$44,439	$39,741	$88,285	$88,864

	June 30,	December 31,
	2003	2002

Long-lived assets:
United States	$12,052	$16,862
International	6,633	8,786

Total long-lived assets	$18,685	$25,648

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the three and six months ended June 30, 2003, Sapient Limited, the Company’s UK subsidiary, had revenues of $11.5 million and $25.6 million, respectively, or 69% and 73%, respectively, of total international revenues.

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

      On March 21, 2003, HWT issued 526,190 shares of its common stock to an executive officer of HWT in connection with the executive’s initial employment with HWT. Of these 526,190 shares, 50,000 were issued as restricted stock under the executive’s employment agreement, and the remaining shares were purchased by the executive for $1.05 per share in cash. The restricted shares vest ratably over a period of four years. The stock-based compensation charge for the restricted stock award will be approximately $3,300 per quarter for the next 15 quarters. The Company’s ownership percentage in HWT was reduced to 79.5% as a result of the March 2003 issuance. The Company recorded a gain of $365,000, as a result of the change in equity interest resulting from the stock issuance to the executive. The Company accounted for this gain as a component of stockholders’ equity due to losses incurred by HWT since inception.

12.     Goodwill

      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), beginning January 1, 2002, the Company ceased amortization of goodwill, which was approximately $101.8 million at that time. The Company performed an impairment review of its goodwill as of January 1, 2002, under the transitional provisions of SFAS 142. The Company identified its reporting units, allocated assets and liabilities to the reporting units and performed impairment tests on the goodwill associated with each of the reporting units by comparing the reporting units’ book value to their estimated fair value. Assets and liabilities, including goodwill, were allocated to reporting units based on factors such as specific identification, percentage of revenue and headcount. The fair value of the reporting units was estimated considering a market multiple of revenue approach. During the second quarter of 2002, the Company completed the transitional impairment test of goodwill and concluded that no impairment of the goodwill had occurred as of January 1, 2002. By June 30, 2002, the Company’s stock price declined significantly from January 1, 2002, at which point the Company’s market capitalization, based on the Company’s stock price, was below its book value, and it was determined that an interim goodwill impairment test should be performed. The Company’s stock price at January 2, 2002 was $7.25 per share and declined to $1.06 per share at June 28, 2002. Based on the analysis at June 30, 2002, the carrying amount of all reporting units exceeded their fair values and a goodwill impairment charge of $101.8 million, representing 100% of the goodwill balance, was recognized in the statement of operations under the caption, “Impairment of goodwill and intangible assets,” for the second quarter of 2002.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Intangible Assets

      The following is a summary of intangible assets as of June 30, 2003 and December 31, 2002 (in thousands):

	June 30, 2003

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Amortizable intangible assets Marketing assets and customer lists	$2,620	$(2,584)	$36
Employment agreements	1,000	(944)	56
Customer contracts	1,439	(120)	1,319
Developed technology	12,110	(11,916)	194

Total	$17,169	$(15,564)	$1,605

	December 31, 2002

	Gross Carrying	Accumulated	Impairment	Net Book
	Amount	Amortization	Charge	Value

Amortizable intangible assets
Marketing assets and customer lists	$4,100	$(2,481)	$(1,519)	$100
Employment agreements	1,000	(778)	—	222
Developed technology	16,160	(10,980)	(4,116)	1,064

Total	$21,260	$(14,239)	$(5,635)	$1,386

      Amortization expense related to the intangible assets was $727,000 and $1.6 million for the second quarter of 2003 and 2002, respectively, and $1.3 million and $3.1 million for the first two quarters of 2003 and 2002, respectively. Amortization expense related to intangible assets is expected to be $447,000 for the third and fourth quarters of 2003 and $515,000, $515,000 and $128,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

14.	Discontinued Operations

      On October 25, 2002, as a result of the decline in the demand for advanced technology consulting services in Japan and the resulting declines in Sapient KK’s service revenues, the Company announced that it would discontinue its Sapient KK operations in Japan. In December 2002, Sapient KK ceased its operating activities and the Japan office was closed.

      In accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted by the Company on January 1, 2002, the results of operations of a component of an entity that either has been disposed of or is classified as held for sale shall be reported in discontinued operations if both of the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction; and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. A component of an entity that will be abandoned through the liquidation or run-off of operations shall be classified as discontinued operations when operations cease. SFAS 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 (APB 30), “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 retains the basic provisions of APB 30 for the presentation of discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). A

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Prior to the adoption of SFAS 144 in 2002, under the rules of APB 30, the Company would not have classified Japan as discontinued operations.

      Japan’s operating results for 2002 have been collapsed and reclassified into a single line item under the caption “Loss from discontinued operations.” The table below presents the carrying amount of Sapient KK’s assets and liabilities, which are included in the Company’s consolidated balance sheet at June 30, 2003 and December 31, 2002 (in thousands):

	June 30,	December 31,
	2003	2002

Assets:
Current assets	$—	$447
Other assets	—	1,061

Total assets	—	1,508
Liabilities:
Current liabilities	—	167

Net assets	$—	$1,341

      The table below presents service revenues and pre-tax loss from discontinued operations for the three and six months ended June 30, 2002 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2002	June 30, 2002

Service revenues	$726	$1,639
Pre-tax loss from discontinued operations	$(453)	$(1,077)

15.	New Accounting Pronouncements

      In November 2002, the FASB’s Emerging Issues Task Force finalized EITF Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement considerations should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and early application is permitted. Upon adoption, entities may elect to either apply EITF 00-21 prospectively or report the change in accounting as a cumulative-effect adjustment. The Company adopted EITF 00-21 in the second quarter of 2003. The adoption of EITF 00-21 did not have a significant impact on the Company.

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is required to be applied to preexisting entities of the Company as of the beginning of the first quarter after June 15, 2003. FIN 46 is required to be applied to all new entities with which the Company becomes involved beginning February 1, 2003. The adoption of FIN 46 did not have a significant impact on the Company. Due to the dissolution of the Company’s Italian joint venture, the Company does not currently have any variable interest entities.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2003, the FASB issued SFAS No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 requires that certain financial instruments that, under previous guidance, could be accounted for as equity be classified as a liability in the balance sheet. For public companies, the statement is effective immediately for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material effect on its financial position or results of operations.

SAPIENT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

      Sapient is a leading IT services firm that plans, designs, implements and manages information technology to improve business performance for Global 2000 clients. Sapient was founded in 1991 based on a single promise — to deliver the right business results on time and on budget. Our fixed-price/fixed-time model, combined with our industry, design, technology and process expertise, provides clients with the highest business value at the lowest total cost of ownership. Our integrated delivery centers are located across the United States and in Canada, the United Kingdom, Germany and India.

      The market for advanced technology consulting services declined significantly in 2001 and 2002, and has not changed significantly to date in 2003. We, however, have seen some stabilization in our service revenues, beginning in the third quarter of 2002. For the first two quarters of 2003, our services revenues were $88.3 million, compared to $88.9 million for the first two quarters of 2002. As a result of restructuring and other cost cutting actions during 2001 and 2002, our loss from continuing operations decreased from $192.6 million for the first two quarters of 2002 to $7.9 million for the first two quarters of 2003. Our loss from continuing operations for the second quarter of 2002 included a $107.4 million charge for the impairment of goodwill and intangible assets. Our cash used in operations for the first two quarters of 2003 was $26.4 million, including $18.8 million used for previously recorded restructuring actions, compared to $64.7 million for the first two quarters of 2002, including $23.5 million used for previously recorded restructuring actions. We have accrued restructuring costs, primarily related to vacated facilities recorded in prior years, of $54.6 million at June 30, 2003. Our cash, cash equivalents, restricted cash and marketable investments at June 30, 2003 were $156.5 million. We believe that our existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet our working capital, capital expenditure, restructuring and stock repurchase program requirements for at least the next 12 months. However, if the demand for our services remains weak or declines further, we may incur additional losses and negative cash flows, and these could be significant.

      We have begun to see modest growth in the demand for our services since the fourth quarter of 2002. Our service revenues for the second quarter of 2003 increased 1% from the first quarter of 2003, which increased 5% from the fourth quarter of 2002. Our annualized service revenues per billable employee were $151,000 for the first and second quarters of 2003, compared to $137,000 for the fourth quarter of 2002, due mainly to an improvement in our utilization rate, from 64% for the fourth quarter of 2002 to 73% and 70% for the first and second quarters of 2003, respectively. We are focused on increasing recurring revenues as a percentage of total revenues. Recurring revenues include application management services, which grew 38% from the first quarter of 2003 to the second quarter of 2003, and represent 13% of total service revenues in the second quarter of 2003. We expect that application management services will continue to grow, but at a lower rate on a long-term basis. On July 24, 2003, in a conference call announcing our financial results for the second quarter of 2003, we estimated that our service revenues for the third quarter of 2003 would be in the range of $43.0 to $45.0 million, based on our then-current revenue projections.

      Throughout 2002 and to date in 2003, we also achieved continual reductions in our project personnel costs (before reimbursable expenses), selling and marketing costs and general and administrative costs. The total of our project personnel costs (before reimbursable expenses), selling and marketing costs and general and administrative costs declined from $50.0 million for the fourth quarter of 2002 to $47.1 million and $46.6 million for the first and second quarters of 2003, respectively. These costs declined significantly from the second quarter of 2002, during which period they were $61.6 million. On July 24, 2003, in a conference call announcing our financial results for the second quarter of 2003, we estimated that these costs for the third quarter of 2003 would be in the range of $45.0 to $46.0 million, based on our then-current cost projections.

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

      Our Globally Distributed DeliverySM (GDD) methodology continues to increase in importance. We created this proprietary methodology in 2000, which allows us to provide high-quality solutions using accelerated 24-hour work schedules, by utilizing India’s highly skilled technology specialists, lower costs and the time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services. The billable days, or level of effort, incurred by our India people as a percentage of total company billable days increased, from 49% for the first quarter of 2003 to 53% for the second quarter of 2003. For the second quarter of 2003, projects with a GDD component accounted for 50% of our total service revenues, which was consistent with 51% for the first quarter of 2003. Our utilization rate for our India people decreased from 84% for the first quarter of 2003 to 78% for the second quarter of 2003, due mainly to the hiring and training of approximately 170 employees in India during the second quarter of 2003.

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

unit finance personnel continually review labor hours incurred and estimated total labor hours, resulting in revisions to the amount of recognized revenue for a contract. Certain contracts provide for revenue to be earned based upon the achievement of certain business results. Revenue is recognized when such business results are achieved, including $505,000 of revenue recognized in the first two quarters of 2003.

Revenue from multiple element arrangements is accounted for under EITF Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” For these arrangements, we evaluate all deliverables in the contract to determine whether they represent separate units of accounting. We then measure and allocate the arrangement consideration to the separate units of accounting, if applicable. This evaluation is performed at the inception of the arrangement and as each item in the arrangement is delivered. In the second quarter of 2003, we entered into a preferred partnership with a client for a three-year period. We performed a detailed assessment of the contract terms and deliverables and we determined that the multiple deliverables could not be separated into individual units of accounting. We concluded that revenue should be recognized on a straight line basis over the term of the contract.

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

•	Accounting for Income Taxes. We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses incurred in 2001 and 2002 and in the first two quarters of 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2001 and 2002 and in the first two quarters of 2003, and uncertainty as to the extent and timing of profitability in future periods, we have continued to record a full valuation allowance, which was approximately $118.3 million as of June 30, 2003. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

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

If such circumstances exist, we evaluate the carrying value of long-lived assets, other than goodwill, to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. We determined that an impairment test of long-lived assets at June 30, 2002 was necessary due to the significant decline in our market capitalization, as determined by our stock price. We determined as a result of this test that the expected undiscounted cash flows related to our long-lived asset groups would not recover the carrying value of the assets over their remaining useful lives. Accordingly, we compared the carrying amounts of our long-lived assets to their estimated fair values. Fair values were estimated using methods such as estimated replacement cost and relief from royalty. Based on the analysis at June 30, 2002, the fair values of certain intangible assets were below their carrying values and an impairment charge of $5.6 million was recognized in the statement of operations under the caption “Impairment of goodwill and intangible assets” for the second quarter of 2002. The valuation of long-lived assets requires significant estimates and assumptions, including fair value estimates such as estimated replacement cost and relief from royalty. These estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. If different estimates, assumptions or projections were used, it is reasonably possible that our analysis would have generated materially different results.

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” beginning January 1, 2002, we ceased amortization of goodwill, which was approximately $101.8 million at that time. We performed an impairment review of our goodwill as of January 1, 2002, under the transitional provisions of SFAS 142. We identified our reporting units, allocated assets and liabilities to the reporting units and performed impairment tests on the goodwill associated with each of the reporting units by comparing the reporting units’ book value to their estimated fair value. Assets and liabilities, including goodwill, were allocated to reporting units based on factors such as specific identification, percentage of revenue and headcount. The fair value of the reporting units was estimated considering a market multiple of revenue approach. During the second quarter of 2002, we completed the transitional impairment test of goodwill and concluded that no impairment of the goodwill had occurred as of January 1, 2002. By June 30, 2002, our stock price had declined significantly from January 1, 2002, at which point our market capitalization, based on our stock price, was below our book value, and we determined that an interim goodwill impairment test should be performed. Our stock price at January 2, 2002 was $7.25 per share and declined to $1.06 per share at June 28, 2002. Based on the analysis at June 30, 2002, the carrying amount of all reporting units exceeded their fair values and a goodwill impairment charge of $101.8 million, representing 100% of the goodwill balance, was recognized in the statement of operations under the caption “Impairment of goodwill and intangible assets” for the second quarter of 2002. The valuation of long-lived assets requires significant estimates and assumptions, including fair value estimates of reporting units based on a market multiple of revenue approach. These estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. If different estimates or adjustments were used, it is reasonably possible that our analysis would have generated materially different results.

•	Restructuring and Other Related Charges. We established exit plans for each of the restructuring activities which took place in 2001 and 2002 and accounted for these plans in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” These exit plans required that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. We specifically identified all employees that were to be terminated and notified them in the quarter the related restructuring was recorded. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space being vacated and related costs, leasehold improvement write-downs, offset by estimated sub-lease income. We review on a regular basis our sub-lease assumptions. These estimates include anticipated rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. If the rental markets continue to change, our sub-lease assumptions and space requirements may not be accurate and it is possible that changes in these estimates could materially affect our financial condition and results of operations. SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 supersedes the guidance in EITF Issue No. 94-3. Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 includes a rebuttable presumption that if an entity has a past practice of providing similar termination benefits to employees, the benefit arrangement is presumed to be an ongoing benefit arrangement that should be accounted for under SFAS 112, “Employers’ Accounting for Postemployment Benefits.” SFAS 112 prescribes the accounting for the estimated cost of benefits, including severance benefits, provided by an employer to former or inactive employees after employment but before retirement. A liability is recognized when the severance amounts relate to prior services rendered, the payment of the amount is probable and the amount can be reasonably estimated. In the second quarter of 2003, we accounted for the severance related restructuring charge in accordance with SFAS 112. Although we have no written post employment benefit plan, we have a history of paying similar severance benefits since 2001. We have not recorded any liability related to other post employment benefits, as of June 30, 2003, since the amounts are neither probable nor reasonably estimable.

Our remaining cash lease commitments related to restructured facilities are approximately $74.1 million, of which 56% is accrued in the accompanying consolidated balance sheet, and the remaining 44% relates to sub-lease assumptions. We have entered into signed sub-lease arrangements for approximately $9.7 million, with the remaining $22.6 million for future estimated sub-lease arrangements. If the estimated sub-lease dates were to be extended by six months, based on our current estimates, we would potentially have to recognize an additional $3.0 million in our statement of operations for restructuring and other related charges.

•	Contingent Liabilities. We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various pending or threatened legal claims and administrative audits which have arisen in the ordinary course of our business. We have an accrual at June 30, 2003 of approximately $554,000 related to those items that remain outstanding. The ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than amounts previously accrued by us.

Results of Operations

      The following table sets forth the percentage of our service revenues of items included in our consolidated statements of operations:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Service revenues	100%	100%	100%	100%
Reimbursable expenses	5	5	5	5

Total gross revenues	105	105	105	105

Operating expenses:
Project personnel costs, before reimbursable expenses	62	84	63	84
Reimbursable expenses	5	5	5	5

Total project personnel costs	67	89	68	89
Selling and marketing costs	11	17	11	15
General and administrative costs	32	54	31	51
Restructuring and other related charges	3	25	2	66
Impairment of goodwill and intangible assets	—	270	—	121
Amortization of intangible assets	2	4	2	4
Stock-based compensation	1	2	1	1

Total operating expenses	116	461	115	347

Loss from operations	(11)	(356)	(10)	(242)
Gain on equity investment change in interest	—	5	—	2
Other income (expense)	—	—	—	—
Interest income	2	3	2	3

Loss before income taxes and net equity loss from investees	(9)	(348)	(8)	(237)
Income tax provision (benefit)	—	1	1	(21)

Loss before net equity loss from investees	(9)	(349)	(9)	(216)
Net equity loss from investees	—	(1)	—	(1)

Loss from continuing operations	(9)	(350)	(9)	(217)
Loss from discontinued operations	—	(1)	—	(1)

Net loss	(9)%	(351)%	(9)%	(218)%

Service Revenues

      Service revenues for the second quarter of 2003 increased 12% from service revenues for the second quarter of 2002, and decreased 1% for the first two quarters of 2003 from the comparable period in 2002. We have experienced stabilization in our service revenues in the first two quarters of 2003 and the last two quarters of 2002. The percentage of our service revenues attributable to application management services is also increasing, growing to 13% of our total service revenues for the second quarter of 2003 from 8% for the second quarter of 2002.

      For the second quarter of 2003, our five largest clients accounted for approximately 28% of our service revenues in the aggregate, compared to 26% for the second quarter of 2002. For the first two quarters of 2003, our five largest clients accounted for approximately 27% of our service revenues in the aggregate, compared to 22% for the first two quarters of 2002. During these periods, no client accounted for more than 10% of revenues.

Project Personnel Costs, Before Reimbursable Expenses

      Project personnel costs, before reimbursable expenses, consist principally of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client, and represent the most significant expense we incur in providing our services. Project personnel costs, before reimbursable expenses, decreased as a percentage of revenues from 84% for the three and six months ended June 30, 2002 to 62% and 63% for the three and six months ended June 30, 2003, respectively, due to restructuring and cost-saving actions taken during 2002 and an increase in our billable utilization rate from 52% for the three and six months ended June 30, 2002 to 70% and 72% for the three and six months ended June 30, 2003, respectively. The absolute decrease in project personnel costs for the first two quarters of 2003 compared to the first two quarters of 2002 was due to a decrease in the number of project personnel from 1,409 at June 30, 2002 to 1,197 at June 30, 2003 and our cost cutting actions. If our service revenues decline during 2003, project personnel costs could increase as a percentage of revenues.

Selling and Marketing Costs

      Selling and marketing costs consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional costs. Selling and marketing costs decreased as a percentage of revenues from 17% and 15% for the three and six months ended June 30, 2002, respectively, to 11% for the three and six months ended June 30, 2003. This percentage decrease was primarily due to our restructuring and cost-saving actions taken during 2002. The absolute decrease in selling and marketing costs for the first two quarters of 2003 compared to the first two quarters of 2002 was primarily due to a decrease in the number of selling and marketing personnel from 77 at June 30, 2002 to 51 at June 30, 2003.

General and Administrative Costs

      General and administrative costs relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, recruiting, training and administrative groups, and depreciation and occupancy expenses. General and administrative costs decreased as a percentage of revenues from 54% and 51% for the three and six months ended June 30, 2002, respectively, to 32% and 31% for the three and six months ended June 30, 2003, respectively, due primarily to restructuring and other cost-saving actions taken during 2002. The absolute decrease in general and administrative costs for the first two quarters of 2003 was primarily due to a decrease in the number of general and administrative personnel, occupancy costs, and depreciation costs related to our restructuring actions. General and administrative personnel decreased from 319 at June 30, 2002 to 243 at June 30, 2003. Our total headcount decreased from 1,805 at June 30, 2002 to 1,491 at June 30, 2003. Total occupancy at June 30, 2003 was approximately 329,000 square feet, compared to approximately 385,000 square feet at June 30, 2002. If our service revenues decline during 2003, general and administrative costs could increase as a percentage of revenues.

Restructuring and Other Related Charges

      As a result of the decline in the demand for advanced technology consulting services that began in the second half of 2000, we implemented restructurings of our workforce and operations beginning in 2001. In the second quarter of 2003, we recorded restructuring and other related charges of approximately $1.4 million. This restructuring action will result in the termination of 42 employees, of whom 32 remained employed by us as of June 30, 2003. All of the affected employees were notified prior to June 30, 2003. This restructuring action was primarily due to the skill sets of certain employees not matching our current business requirements and due to a continued decline in the demand for our services in our Financial Services business unit.

      In connection with the restructuring plans implemented in 2002, we recorded restructuring and other related charges of approximately $67.5 million during 2002, of which $58.5 million was recorded in the first six months of 2002. The 2002 restructuring plans resulted in the termination of 863 employees. The restructuring plans also included discontinuing operations in Japan, closing our Houston and Denver offices and consolidating office space in other cities where we had excess office space. Included in the restructure activity is approximately $662,000 related to our Japan subsidiary, which is reported in our loss from discontinued operations for 2002. Estimated costs for the consolidation of facilities are composed of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space, leasehold improvement write-downs, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 391,000 square feet.

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

      Accruals for restructuring and other related activities as of, and for, the six months ended June 30, 2003 and 2002 were as follows (in thousands):

			Utilized
	Balance	Additional			Balance
	12/31/02	Charge-Q2	Non-Cash	Cash	6/30/03

Workforce	$5,133	$1,612	$(16)	$(4,679)	$2,050
Facilities	68,443	(214)	(1,517)	(14,141)	52,571

	$73,576	$1,398	$(1,533)	$(18,820)	$54,621

Current accrued restructuring costs					25,870

Non-current accrued restructuring costs					$28,751

				Utilized
	Balance	Additional	Additional			Balance
	12/31/01	Charge-Q1	Charge-Q2	Non-Cash	Cash	6/30/02

Workforce	$1,635	$12,967	$3,100	$—	$(13,463)	$4,239
Facilities	51,705	34,981	6,153	(1,832)	(10,029)	80,978
Depreciable assets	—	787	525	(1,312)	—	—

	$53,340	$48,735	$9,778	$(3,144)	$(23,492)	$85,217

Current accrued restructuring costs						34,700

Non-current accrued restructuring costs						$50,517

Amortization of Intangible Assets

      For the first two quarters of 2003, amortization of intangible assets consists primarily of amortization of marketing assets, customer lists, customer contracts and developed technology resulting from our acquisitions. The decrease in amortization of intangible assets for the first two quarters of 2003 relative to the comparable period from the prior year was primarily related to the impairment charge of $5.6 million recorded in the second quarter of 2002.

      In accordance with the provisions of SFAS 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” we determined that an impairment test of our long-lived intangible assets was necessary and should be performed at June 30, 2002 due to the significant decline in our market value. Utilizing the lowest level of identifiable cash flows for each long-lived asset group, we determined that the expected undiscounted cash flows related to our long-lived asset groups would not recover the carrying value of the assets over their remaining useful lives. Accordingly, we compared the carrying amounts of our long-lived assets to their estimated fair values. Fair values were estimated using methods such as estimated replacement cost and relief from royalty. Based on the analysis at June 30, 2002, the fair values of certain intangible assets were below their carrying values and an impairment charge of $5.6 million was recognized in the statement of operations. Estimated amortization expense related to intangible assets is expected to be $318,000 and $129,000 for the third and fourth quarters of 2003, respectively, and $515,000, $515,000 and $128,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

Stock-Based Compensation

      Stock-based compensation consists of expenses for deferred compensation associated with the Human Code, Inc. (Human Code) and The Launch Group Aktiengesellschaft (TLG) acquisitions and certain grants of restricted stock that we made in 2002 and 2003. The decrease in stock-based compensation for the first two quarters of 2003 relative to the comparable periods in 2002 was primarily due to the reduction of deferred compensation during 2002 related to stock options and shares of restricted stock forfeited by people that ceased to be employed by the Company. In connection with the TLG acquisition, in July 2001, we issued $10.0 million of restricted common stock to the former TLG employees continuing with the Company, of which $1.4 million remains in deferred compensation as of June 30, 2003. We expect this charge to be approximately $267,000 per quarter for the next five quarters, and $89,000 for the final quarter.

      In connection with the acquisition of Human Code, we assumed the outstanding options granted under the Human Code 1994 Stock Option/ Stock Issuance Plan. The options vest ratably over periods up to four years. We originally recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options, of which $34,000 remains in deferred compensation as of June 30, 2003. In connection with the termination of Human Code employees to whom the deferred compensation relates, $63,000 of deferred compensation was reversed through additional paid-in-capital during the second quarter of 2003. The remaining deferred compensation will be charged to operations at the rate of approximately $9,000 for the next three quarters, and $7,000 for the final quarter.

      On October 23, 2002, we granted 324,500 shares of restricted common stock to senior officers of the Company. Three of these senior executive officers have since left the Company and 47,500 shares were forfeited as a result. The remaining shares vest ratably over a period of four years. The stock-based compensation charge will be approximately $21,000 per quarter for the next 13 quarters, and $5,000 for the final quarter. On March 21, 2003, HWT issued 50,000 restricted shares of its common stock to an executive officer of HWT. The restricted shares vest ratably over a period of four years. The stock-based compensation charge will be approximately $3,300 per quarter for the next 15 quarters.

Gain on Equity Investment Change in Interest

      During the three months ended June 30, 2002, our equity ownership percentage in Dream Incubator, Inc. (DI) was diluted from approximately 17% to approximately 15.7%, as a result of a public offering of its common stock by DI. The dilution was due to the sale by DI of shares to new investors which occurred at a higher share price than we previously paid. We recorded a $1.8 million gain in the second quarter of 2002 as a result of the change in equity interest.

Interest Income

      Interest income was derived primarily from investments in U.S. government securities, tax-exempt, short-term municipal bonds and commercial paper. The decrease in interest income for the first two quarters of 2003 over the comparable periods in 2002 was due to the decrease in the average cash and investment balances and lower interest rates, offset in part by transferring investment balances to higher interest bearing taxable securities.

Provision (Benefit) for Income Taxes

      We have deferred tax assets which have arisen primarily as a result of net operating losses incurred in 2001 and 2002 and the first two quarters of 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses and uncertainty as to the extent and timing of profitability in future periods, we recorded additional valuation allowances of $0.9 million and $2.5 million for the three and six months ended June 30, 2003, respectively, resulting in a full valuation allowance of approximately $118.3 million on deferred tax assets as of June 30, 2003. For the first two quarters of 2003, we recorded an income tax provision of approximately $625,000 primarily related to foreign and state tax obligations. We recorded an income tax benefit of approximately $19.0 million for the first two quarters of 2002, of which $17.2 million related to the enactment of “The Job Creation and Worker Assistance Act of 2002” enacted March 9, 2002, which allowed us to carry back our tax net operating loss for U.S. federal purposes for an additional three years. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

Net Equity Loss from Investees

      Net equity loss from investees for the three and six months ended June 30, 2002 was approximately $529,000 and $535,000, respectively. This consisted of net losses from Sapient S.p.A. of approximately $519,000 and from DI of approximately $10,000 for the three months ended June 30, 2002 and net losses from Sapient S.p.A. of approximately $563,000 and net income from DI of approximately $28,000 for the six months ended June 30, 2002. Our share of Sapient S.p.A.’s losses for the three months ended June 30, 2002 included a restructuring charge recorded by Sapient S.p.A. of approximately $401,000.

      During the fourth quarter of 2002, our designee on DI’s Board of Directors resigned as a Director of DI and we sold a portion of our DI investment. As a result, we no longer had the ability to significantly influence DI and no longer reflected results of DI operations on the equity method. Also, due to losses incurred by Sapient S.p.A. since its inception, our investment balance was reduced to zero during the second half of 2002. On July 2, 2003, we reached an agreement with the management team of Sapient S.p.A., our joint venture in Milan, Italy, pursuant to which the management team acquired all of the shares of Sapient S.p.A. from the shareholders of the joint venture. As a result, we no longer hold a 50% ownership interest in the voting shares of Sapient S.p.A. and the joint venture agreement has been terminated.

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

      We do not allocate certain selling and marketing and general and administrative expenses to our business unit segments in the United States, as these activities are managed separately from the business units. We did not allocate the costs associated with the 2002 restructuring plans across our operating segments for internal measurement purposes, given that the majority of the restructuring costs represented consolidation of facilities. We did allocate the costs associated with the restructuring activity in the second quarter of 2003 across our operating segments due to the specific identification of terminated employees to their respective individual operating segment. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and therefore we have not disclosed asset information for each operating segment.

      The tables below present the service revenues and operating income (loss) attributable to these operating segments for the three and six months ended June 30, 2003 and 2002 (in thousands).

For the Three Months Ended June 30, 2003 and 2002:

For the Three Months Ended	Financial	Public	Automotive/	Consumer/	Technology/	United
June 30, 2003	Services	Services	Industrial	Transportation	Communications	Kingdom	Germany	Sub-Total

Service revenues	$3,762	$7,643	$4,010	$2,495	$6,184	$11,545	$3,430	$39,069
Operating income (loss)	$1,123 (1)	$2,692 (1)	$1,445 (1)	$379 (1)	$1,055 (1)	$(4,047)	$303	$2,950	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$39,069	$5,370	$—		$44,439
Operating income (loss)	$2,950 (1)	$2,394 (1)	$(9,264	)(2)	$(3,920	)(2)

For the Three Months Ended	Financial		Public		Automotive/	Consumer/	Technology/		United
June 30, 2002	Services		Services		Industrial	Transportation	Communications		Kingdom	Germany	Sub-Total

Service revenues	$10,433		$4,779		$3,418	$3,793	$2,252		$8,865	$2,055	$35,595
Operating income (loss)	$(110	)(1)	$(2,285	)(1)	$468 (1)	$730 (1)	$(1,953	)(1)	$(191)	$(2,118)	$(5,459	)(1)

	Sub-Total		All		Reconciling		Consolidated
	Reportable Segments		Other		Items		Totals

Service revenues	$35,595		$4,146		$—		$39,741
Operating income (loss)	$(5,459	)(1)	$(349	)(1)	$(132,487	)(2)	$(138,295	)(2)

For the Six Months Ended June 30, 2003 and 2002:

For the Six Months Ended	Financial	Public	Automotive/	Consumer/	Technology/	United
June 30, 2003	Services	Services	Industrial	Transportation	Communications	Kingdom	Germany	Sub-Total

Service revenues	$9,276	$12,980	$7,346	$5,386	$11,609	$25,577	$6,473	$78,647
Operating income (loss)	$2,464 (1)	$3,004 (1)	$2,412 (1)	$1,219 (1)	$2,268 (1)	$(2,966)	$533	$8,934	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$78,647	$9,638	$—		$88,285
Operating income (loss)	$8,934 (1)	$3,102 (1)	$(19,351	)(2)	$(7,315	)(2)

For the Six Months Ended	Financial	Public		Automotive/	Consumer/	Technology/		United
June 30, 2002	Services	Services		Industrial	Transportation	Communications		Kingdom	Germany	Sub-Total

Service revenues	$26,452	$9,432		$7,719	$6,027	$6,290		$17,838	$5,783	$79,541
Operating income (loss)	$3,504 (1)	$(3,130	)(1)	$1,229 (1)	$394 (1)	$(2,310	)(1)	$(1,348)	$(2,042)	$(3,703	)(1)

	Sub-Total		All		Reconciling		Consolidated
	Reportable Segments		Other		Items		Totals

Service revenues	$79,541		$9,323		$—		$88,864
Operating income (loss)	$(3,703	)(1)	$(1,013	)(1)	$(206,381	)(2)	$(211,097	)(2)

(1)	The business unit segment operating income (loss) reflects only the direct controllable expenses of each business unit segment. For our United States business units, it does not represent the total operating results for each such business unit, because it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Represents consolidated loss before income taxes and net equity loss from investees. Adjustments that are made to the total of the segments’ operating income (loss) in order to arrive at consolidated loss before income taxes include the following:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2003		2002	2003		2002

Restructuring and other related charges	$—		$9,778	$—		$58,513
Impairment of goodwill and intangible assets	—		107,430	—		107,430
Amortization of intangible assets	727		1,566	1,325		3,132
Stock-based compensation	305		701	689		1,339
Other (income) expense	170		(1,763)	196		(1,759)
Interest income	(792)		(1,229)	(1,631)		(2,413)
Unallocated expenses	8,854	(3)	16,004 (3)	18,772	(3)	40,139 (3)

	$9,264		$132,487	$19,351		$206,381

(3)	Includes corporate selling and marketing and general and administrative costs.

Service Revenues by Operating Segments

      Consolidated service revenues for the second quarter of 2003 increased 12% from service revenues for the second quarter of 2002. This was primarily due to increases in our Technology and Communications, Public Services and United Kingdom business units, offset by declines in our Financial Services business unit. Our Technology and Communications, Public Services and United Kingdom business units’ service revenues increased $3.9 million, $2.9 million and $2.7 million, respectively, from the second quarter of 2002, or 60% in total. These increases were primarily due to increased revenues from large government, healthcare, telecommunication and energy clients. Offsetting this increase, our Financial Services business unit’s service revenues decreased 64%, from $10.4 million for the second quarter of 2002 to $3.8 million for the second quarter of 2003. The current economic downturn has significantly impacted our clients in the financial services industry, and as a result many of our clients have decreased or delayed expenditures for technology consulting services.

      Consolidated service revenues for the first two quarters of 2003 decreased 1% from service revenues for the first two quarters of 2002. This was primarily due to declines in our Financial Services business unit, partially offset by increases in our United Kingdom and Technology and Communications business units. Our Financial Services business unit’s service revenues decreased 65%, from $26.5 million for the first two quarters of 2002 to $9.3 million for the first two quarters of 2003. Offsetting this decrease, our United Kingdom and Technology and Communications business units’ service revenues increased $7.7 million and $5.3 million, respectively, from the first two quarters of 2002, or 54% in total. Within our business units, we expect that demand for our services in our Technology and Communications business unit will decline for the third quarter of 2003 compared to the second quarter of 2003, and that demand for our services in our other business units for the third quarter of 2003 will not change materially from the levels of demand for the second quarter of 2003.

Operating Income (Loss) by Operating Segments

      Operating income for our reportable segments increased significantly, to $3.0 million for the second quarter of 2003 from an operating loss of $5.5 million for the second quarter of 2002. This increase was partially offset by an operating loss in our United Kingdom business unit of $4.0 million for the second quarter of 2003, which included a $1.0 million restructuring charge. Our United Kingdom service revenues for the second quarter of 2003 declined from the first quarter of 2003 and our cost structure was built to support a higher revenue base, which resulted in an operating loss for the second quarter of 2003. The restructuring action and other cost controls are expected to reduce operating expenses in the United Kingdom in the future. Operating income for our reportable segments increased to $8.9 million for the first two quarters of 2003 from an operating loss of $3.7 million for the first two quarters of 2002. This increase was primarily due to our restructuring and cost cutting actions taken during 2002 and an increase in our billable utilization.

Loss on Discontinued Operations

      On October 25, 2002, as a result of the decline in the demand for advanced technology consulting services in Japan and the resulting declines in Sapient KK’s service revenues, we announced that we would discontinue our Sapient KK operations in Japan. In December 2002, Sapient KK ceased its operating activities and the Japan office was closed.

      In accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted by the Company on January 1, 2002, the results of operations of a component of an entity that either has been disposed of or is classified as held for sale shall be reported in discontinued operations if both of the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction; and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. A component of an entity that will be abandoned through the liquidation or run-off of operations shall be classified as discontinued operations when operations cease. SFAS 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 (APB 30), “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 retains the basic provisions of APB 30 for the presentation of discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Prior to the adoption of SFAS 144 in 2002, under the rules of APB 30, we would not have classified Japan as discontinued operations.

      Japan’s operating results for 2002 have been collapsed and reclassified into a single line item under the caption “Loss from discontinued operations.” The table below presents the carrying amount of Sapient KK’s assets and liabilities, which are included in our consolidated balance sheets at June 30, 2003 and December 31, 2002 (in thousands):

	June 30,	December 31,
	2003	2002

Assets:
Current assets	$—	$447
Other assets	—	1,061

Total assets	—	1,508
Liabilities:
Current liabilities	—	167

Net assets	$—	$1,341

      The table below presents service revenues and pre-tax loss from discontinued operations for the three and six months ended June 30, 2002 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2002	June 30, 2002

Service revenues	$726	$1,639
Pre-tax loss from discontinued operations	$(453)	$(1,077)

Liquidity and Capital Resources

      We have primarily funded our operations from cash flows generated from operations from prior years and the proceeds from our public stock offerings. We invest our excess cash predominantly in instruments that are highly liquid, investment grade securities. At June 30, 2003, we had approximately $156.5 million in cash, cash equivalents, restricted cash and marketable investments, compared to $181.4 million at December 31, 2002.

      We have deposited approximately $15.3 million with various banks as collateral for letters of credit and performance bonds and have classified this cash as restricted on the accompanying consolidated balance sheet at June 30, 2003. The following summarizes our contractual obligations of non-cancelable operating leases, excluding restructured properties, for the remainder of 2003 and for each of the years ending December 31:

(In thousands)

2003	$4,435
2004	6,383
2005	3,279
2006	3,144
2007	2,668
Thereafter	9,160

      Cash used in operating activities was $26.4 million for the six months ended June 30, 2003. This resulted primarily from a net loss of $7.9 million, decreases in accrued restructuring costs of $17.4 million, increases in accounts receivable of $6.0 million, increases in restricted cash of $4.7 million and decreases in deferred revenues on contracts of $3.1 million, offset by net non-cash charges of $7.3 million, decreases in unbilled revenues on contracts of $2.8 million, increases in accrued compensation of $1.6 million and decreases in other assets of $1.2 million. Overall, the use of cash was primarily due to the market decline for advanced technology services, which resulted in a net loss, and payments related to our previously recorded restructuring actions. Also, our days sales outstanding (DSO) for accounts receivable increased from 71 days for the fourth quarter of 2002 to 83 days and 79 days for the first and second quarters of 2003, respectively. This was primarily due to increases in governmental and United Kingdom clients as a percent of total revenue. Our governmental clients continue to be slower payers and the U.K. revenue has associated value added tax, which is included in the accounts receivable balance but not included in the revenue balance. We expect DSO for the third quarter of 2003 to be in the range of 75-80 days, as announced in our conference call on July 24, 2003.

      Cash provided by investing activities was $11.4 million for the six months ended June 30, 2003. This was due primarily to maturities of short-term investments (net of purchases) of $12.4 million, proceeds from sale of investments of $1.5 million, offset by investments in consolidated subsidiary of $1.7 million.

      Cash used in financing activities was $2.3 million for the six months ended June 30, 2003, as a result of repurchases of approximately 1.9 million shares of our common stock for $3.4 million under our stock repurchase program, offset by cash provided from the sale of common stock through our employee stock option and purchase plans of $0.7 million.

      The total cash outlay for the restructuring and other related activities implemented through June 30, 2003 is expected to be approximately $144.2 million. The remaining $25.4 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs and leasehold improvements for facilities being vacated. As of June 30, 2003, $94.1 million of cash had been used for restructuring and other related costs, of which $18.8 million had been expended during 2003. The following summarizes our estimated future restructuring and other related activities’ cash outlay for the remainder of 2003 and for each of the years ending December 31:

(In thousands)

2003	$14,277
2004	17,096
2005	6,267
2006	3,598
2007	1,987
Thereafter	6,848

      We believe that our existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet our working capital, capital expenditure, restructuring and stock repurchase program requirements for at least the next 12 months.

New Accounting Pronouncements

      In November 2002, the FASB’s Emerging Issues Task Force finalized EITF Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and early application is permitted. Upon adoption, entities may elect to either apply EITF 00-21 prospectively or report the change in accounting as a cumulative-effect adjustment. We adopted EITF 00-21 in the second quarter of 2003. The adoption of EITF 00-21 did not have a significant impact on the Company.

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is required to be applied to preexisting entities of the Company as of the beginning of the first quarter after June 15, 2003. FIN 46 is required to be applied to all new entities with which we become involved beginning February 1, 2003. The adoption of FIN 46 did not have a significant impact on the Company. Due to the dissolution of our Italian joint venture, we do not currently have any variable interest entities.

      In May 2003, the FASB issued SFAS No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 requires that certain financial instruments that, under previous guidance, could be accounted for as equity be classified as a liability in the balance sheet. For public companies, the statement is effective immediately for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS 150 to have a material effect on our financial position or results of operations.

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

Our international operations and Globally Distributed Delivery model subject us to increased risk

      We currently have offices in the United Kingdom, Germany, India and Canada. Our international operations are a significant percentage of our total revenues, and our Globally Distributed Delivery (GDD) model is a key component of our ability to successfully deliver our services. International operations are subject to inherent risks, including:

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

We have begun to put a portion of our fees at risk based on project results and may not earn these fees if we do not succeed

      Our business model focuses heavily on delivering measurable business results for our clients, and increasingly we are aligning our interests with our client’s interests by putting a portion of our fees at risk, dependent on our client’s attainment of the business value we promised. Through the first six months of 2003, we have recognized $505,000 of revenue by achieving previously agreed measurable business results. Our inability to deliver the business value that we have promised on a project could materially affect the profitability of that project, because we typically will incur the same level of project costs regardless of whether the promised business value is attained. We could also experience delays in revenue recognition or payment because the measurement of business value is often complex and may involve a verification process between us and our client. As a result, our failure to deliver the business value that we promise to our clients could materially affect our business, financial condition and results of operations.

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

If we do not attract and retain qualified professional staff, we may not be able to adequately perform our client engagements and could be limited in accepting new client engagements

      Our business is labor intensive, and our success depends upon our ability to attract, retain, train and motivate highly skilled employees. Although many specialized e-business and other business and technology companies have reduced their work forces or slowed their hiring efforts, and although we reduced our work force at various times since 2001, intense competition still exists for certain employees who have specialized skills or significant experience in business and technology consulting. We may not be successful in attracting a sufficient number of these highly skilled employees in the future. Furthermore, the industry turnover rates for these types of employees is high, and we may not be successful in retaining, training and motivating the employees we are able to attract. Our rate of voluntary turnover increased during the second quarter of 2003 to 24%, which is above our targeted level of 15%, due to employees attending school in the fall, employees changing careers and increased travel requirements. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce and other resources. Our future success will depend on our ability to manage the levels and related costs of our workforce and other resources effectively. Almost all of our employees participate in one or more of our stock option plans as a component of long-term incentive compensation, and many of the stock options held by current employees have exercise prices that significantly exceed the recent trading range of our common stock. A future prolonged decline or low stock price could result in reduced incentives for employees and in increased turnover.

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

     We are dependent on our key employees

      Our success will depend in large part upon the continued services of a number of key employees, including Messrs. Greenberg and Moore. Our employment arrangements with Messrs. Greenberg and Moore and with our other key personnel provide that employment is terminable at will by either party. The loss of the services of any of our key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, if our key employees resign from Sapient to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations. Although we require our employees to sign agreements prohibiting them from joining a competitor, forming a competing company or soliciting our clients or employees for certain periods of time, we cannot be certain that these agreements will be effective in preventing our key employees from engaging in these actions or that courts or other adjudicative entities will substantially enforce these agreements. Furthermore, for those employees whom we involuntarily terminated in connection with our restructuring actions, we have waived the non-competition clause of their agreements in exchange for releases of claims. We granted these waivers only in connection with the restructuring actions, and our general practice is not to waive the non-competition obligations of other departing employees.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments. At June 30, 2003, our exposure to market risk relates primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of fixed income securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material adverse impact on the fair value of our investment portfolio.

Item 4.     Controls and Procedures

Evaluation of Controls and Procedures

      We maintain disclosure controls and procedures, which we have designed to ensure that material information related to the Company, including our consolidated subsidiaries, is properly identified and evaluated on a regular basis and disclosed in accordance with all applicable laws and regulations. In response to recent legislation and proposed regulations, we reviewed our disclosure controls and procedures and established a disclosure committee which consists of certain members of our senior management. The disclosure committee carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers, Mr. Greenberg and Mr. Moore, and Chief Financial Officer, Ms. Johnson, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, Mr. Greenberg, Mr. Moore and Ms. Johnson concluded that the Company’s disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed on a timely basis and in ensuring that such information is disclosed in accordance with all applicable laws and regulations.

Changes in Controls and Procedures

      Our management, including our Co-Chief Executive Officers and our Chief Financial Officer, evaluated any changes in the Company’s internal controls over financial reporting that occurred during the period covered by this Quarterly Report. Based on that evaluation, no changes occurred during the period covered by this Quarterly Report that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

      At the Company’s Annual Meeting of Stockholders held on June 10, 2003, the following proposal was adopted by the votes specified below:

The election of two Class I Directors (Jerry A. Greenberg and Bruce D. Parker) to serve until the 2006 Annual Meeting of Stockholders. Mr. Greenberg received a total of 108,369,432 shares of Common Stock voting in favor, with 1,652,629 withheld from the vote. Mr. Parker received a total of 95,763,597 shares of Common Stock voting in favor, with 14,258,464 withheld from the vote.

      The Directors whose terms in office continued after the meeting were R. Stephen Cheheyl, Dennis H. Chookaszian, Darius W. Gaskins, Jr., Gary S. McKissock and J. Stuart Moore.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

31.1	Certification of Jerry A. Greenberg pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of J. Stuart Moore pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Susan D. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Jerry A. Greenberg, J. Stuart Moore and Susan D. Johnson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

      On April 25, 2003, the Company furnished a Current Report on Form 8-K regarding the press release announcing the Company’s preliminary financial results for the three months ended March 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAPIENT CORPORATION

Signature	Title	Date

/s/ JERRY A. GREENBERG Jerry A. Greenberg	Co-Chief Executive Officer Co-Chairman of the Board	August 14, 2003

/s/ SUSAN D. JOHNSON Susan D. Johnson	Chief Financial Officer	August 14, 2003

/s/ BRADLEY T. MILLER Bradley T. Miller	Chief Accounting Officer	August 14, 2003