Form 10-Q/A
period 2003-03-31
SAPIENT CORP
filed 2003-11-13
CIK 1008817

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q/A

AMENDMENT NO. 1 TO FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☐          No ☑

     As of May 12, 2003, there were 120,625,803 shares of the Company’s Common Stock outstanding.

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SIGNATURES
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

EXPLANATORY NOTE

      Sapient Corporation (the “Company”) is filing this Amendment No. 1 to Form 10-Q to restate its consolidated financial statements for the first quarter of 2003 to correct the amount of interest income recorded in this period. This restatement was required because the Company inadvertently did not amortize premiums paid for some of the bonds in its marketable investments portfolio. The Company’s consolidated financial statements for the first quarter of 2003 contained in this Amendment No. 1 to Form 10-Q reflect the effect of the restatement. See Note 2 of Notes to Consolidated Financial Statements.

      This Amendment No. 1 to Form 10-Q amends in their entirety Items 1 and 2 of Part I of the Company’s Quarterly Report on Form 10-Q for first quarter of 2003 to reflect the restatement described above.

SAPIENT CORPORATION

INDEX

		Page
		Number

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	2
	Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002	3
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Signatures		35

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

	(Unaudited)
	(In thousands,
	except share amounts)
	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$85,916	$91,229
Marketable investments, current	38,496	59,085
Restricted cash	7,292	3,963
Accounts receivable, less allowance for doubtful accounts of $1,546 and $2,246, respectively	37,220	29,134
Unbilled revenues on contracts	11,072	11,468
Income tax receivable	630	642
Prepaid expenses and other current assets	7,433	6,724

Total current assets	188,059	202,245
Marketable investments	23,765	20,426
Restricted cash	6,834	6,659
Property and equipment, net	19,899	24,262
Intangible assets, net	2,170	1,386
Other assets	4,702	7,675

Total assets	$245,429	$262,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,015	$4,005
Accrued expenses	13,722	12,888
Accrued restructuring costs, current portion	30,277	36,466
Accrued compensation	9,006	7,138
Income taxes payable	701	513
Deferred revenues on contracts	5,682	5,910

Total current liabilities	62,403	66,920
Accrued restructuring costs, net of current portion	33,966	37,110
Other long term liabilities	805	2,819

Total liabilities	97,174	106,849

Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 authorized and none outstanding at March 31, 2003 and December 31, 2002.	—	—
Common stock, par value $.01 per share, 200,000,000 shares authorized, 128,368,741 and 127,648,747 shares issued at March 31, 2003 and December 31, 2002, respectively	1,284	1,276
Additional paid-in capital	470,617	469,648
Treasury stock, at cost, 7,742,938 and 5,867,259 shares at March 31, 2003 and December 31, 2002, respectively	(9,117)	(5,688)
Deferred compensation	(1,759)	(2,143)
Accumulated other comprehensive income (loss)	(883)	511
Accumulated deficit	(311,887)	(307,800)

Total stockholders’ equity	148,255	155,804

Total liabilities and stockholders’ equity	$245,429	$262,653

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)
	(In thousands, except
	per share amounts)
	(As restated)
Revenues:
Service revenues	$43,846	$49,123
Reimbursable expenses	2,354	2,672

Total gross revenues	46,200	51,795

Operating expenses:
Project personnel costs, before reimbursable expenses	28,388	41,019
Reimbursable expenses	2,354	2,672

Total project personnel costs	30,742	43,691
Selling and marketing costs	5,151	6,803
General and administrative costs	13,533	24,344
Restructuring and other related charges	—	48,735
Amortization of intangible assets	598	1,566
Stock-based compensation	384	638

Total operating expenses	50,408	125,777

Loss from operations	(4,208)	(73,982)
Other expense	(26)	(4)
Interest income	502	1,184

Loss before income taxes and net equity loss from investees	(3,732)	(72,802)
Income tax provision (benefit)	355	(19,460)

Loss before net equity loss from investees	(4,087)	(53,342)
Net equity loss from investees	—	(6)

Loss from continuing operations	(4,087)	(53,348)
Loss from discontinued operations	—	(624)

Net loss	$(4,087)	$(53,972)

Basic and diluted loss per share:
Continuing operations	$(0.03)	$(0.42)
Discontinued operations	$—	$(0.01)

Net loss per share	$(0.03)	$(0.43)

Weighted average common shares	121,064	126,601
Dilutive common share equivalents	—	—

Weighted average common shares and dilutive common share equivalents	121,064	126,601

The accompanying notes are an integral part of these Consolidated Financial Statements

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)
	(In thousands)
	(As restated)
Cash flows from operating activities:
Loss from continuing operations	$(4,087)	$(53,348)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Loss recognized on write-down of investments	45	4
Realized gain on investments	(19)	—
Depreciation and amortization	2,750	4,012
Amortization of intangible assets	598	1,566
Stock-based compensation	384	638
Non-cash restructuring charges	—	4,850
Net equity loss from investees	—	6
Changes in operating assets and liabilities:
Increase in restricted cash	(3,504)	(2,564)
(Increase) decrease in accounts receivable	(8,086)	1,815
Decrease in unbilled revenues on contracts	396	3,018
Increase in prepaid expenses and other current assets	(709)	(1,059)
Decrease in other assets	1,187	24
Decrease in accounts payable	(990)	(842)
Increase in accrued expenses	834	61
(Decrease) increase in accrued restructuring costs	(9,081)	28,778
Increase (decrease) in accrued compensation	1,868	(2,777)
Increase (decrease) in income taxes	200	(19,398)
Decrease in deferred revenues on contracts	(228)	(3,523)
Decrease in other long term liabilities	(808)	(329)

Net cash used in operating activities from continuing operations	(19,250)	(39,068)
Net cash used in operating activities from discontinued operations	—	(777)

Net cash used in operating activities	(19,250)	(39,845)
Cash flows from investing activities:
Purchases of property and equipment	(245)	(2,540)
Investments in consolidated subsidiary	(1,517)	—
Proceeds from sale of investment	730	—
Maturities of marketable investments, net	17,271	18,622

Net cash provided by investing activities from continuing operations	16,239	16,082
Net cash used in investing activities from discontinued operations	—	(4)

Net cash provided by investing activities	16,239	16,078
Cash flows from financing activities:
Proceeds from stock option and purchase plans	612	2,604
Repurchases of common stock	(3,429)	—
Proceeds from sale of common stock of consolidated subsidiary	500	—

Net cash (used in) provided by financing activities	(2,317)	2,604

Effect of exchange rate changes on cash and cash equivalents	15	(303)
Decrease in cash and cash equivalents	(5,313)	(21,466)
Cash and cash equivalents, at beginning of period	91,229	109,744

Cash and cash equivalents, at end of period	$85,916	$88,278

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated)

1.	Basis of Presentation

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

2.	Restatement of Quarterly Financial Statements

      The Company has restated its consolidated financial statements for the first and second quarters of 2003 and the first six months of 2003 to correct the amount of interest income recorded in these periods. These corrections were required because the Company inadvertently did not amortize premiums paid for some of the bonds in its marketable investments portfolio. For the first quarter of 2003, the Company reduced its interest income by $337,000, including $170,000 relating to the year ended December 31, 2002. The amount related to 2002 was not material to the financial results of 2002 or the anticipated financial results for 2003 and, therefore, is included in the adjustment for the first quarter of 2003. The following table presents a summary of the

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated) — (Continued)

impact of the restatements on the Company’s consolidated statements of operations for the first quarter of 2003 and consolidated balance sheets as of March 31, 2003 (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2003

	As Originally
Consolidated Statements of Operations	Reported	As Restated

Gross revenue	$46,200	$46,200
Total operating expenses	50,408	50,408

Loss from operations	(4,208)	(4,208)
Other expenses	(26)	(26)
Interest income	839	502

Loss before income taxes	(3,395)	(3,732)
Income tax provision	355	355

Net loss	$(3,750)	$(4,087)

Basic and diluted loss per share	(0.03)	(0.03)

	March 31, 2003

	As Originally
Consolidated Balance Sheets	Reported	As Restated

Accumulated other comprehensive loss	$(1,220)	$(883)
Accumulated deficit	(311,550)	(311,887)

3.	Net Loss Per Share

      The following information presents the Company’s computation of basic and diluted net loss per share for the periods presented in the consolidated statements of operations (in thousands, except per share data):

	Three Months Ended
	March 31,

	2003	2002

	(As restated)
Loss from continuing operations	$(4,087)	$(53,348)
Loss from discontinued operations	$—	$(624)

Net loss	$(4,087)	$(53,972)

Basic net loss per share:
Weighted average common shares outstanding	121,064	126,601

Continuing operations	$(0.03)	$(0.42)
Discontinued operations	$—	$(0.01)

Basic net loss per share	$(0.03)	$(0.43)

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated) — (Continued)

	Three Months Ended
	March 31,

	2003	2002

	(As restated)
Diluted net loss per share:
Weighted average common shares outstanding	121,064	126,601
Dilutive stock options	—	—

Shares used in computing per share amount	121,064	126,601

Continuing operations	$(0.03)	$(0.42)
Discontinued operations	$—	$(0.01)

Diluted net loss per share	$(0.03)	$(0.43)

      Options to purchase approximately 18.5 million and 24.1 million shares of common stock were outstanding during the first quarters of 2003 and 2002, respectively, but were not included in the computation of diluted net loss per share because the Company recorded a net loss for each period.

4.	Stock-Based Compensation

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

      SFAS 123, the Company’s net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	March 31,

	2003	2002

	(In thousands, except
	per share amounts)
	(As restated)
Net loss as reported	$(4,087)	$(53,972)
Add back: Stock-based compensation, included in net loss, as reported	384	638
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,937)	(10,435)

Pro forma net loss	$(12,640)	$(63,769)

Basic and diluted net loss per share
As reported	$(0.03)	$(0.43)
Pro forma	$(0.10)	$(0.50)

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated) — (Continued)

5.	Comprehensive Loss

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

6.	Contingent Liabilities

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated) — (Continued)

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

7.	Restructuring and Other Related Charges

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated) — (Continued)

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

8.     Income Taxes

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated) — (Continued)

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

9.     Related Party Transactions

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

10.     Segment Information

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

For the Three Months Ended	Financial	Public	Automotive/	Consumer/	Technology/	United
March 31, 2003	Services	Services	Industrial	Transportation	Communications	Kingdom	Germany	Sub-Total

Service revenues	$5,514	$5,337	$3,336	$2,891	$5,425	$14,032	$3,043	$39,578
Operating income (loss)	$1,341 (1)	$312 (1)	$967 (1)	$840 (1)	$1,213 (1)	$1,081	$230	$5,984	(1)

	Sub-Total	All	Reconciling		Consolidated
For the Three Months Ended March 31, 2003	Reportable Segments	Other	Items		Totals

Service revenues	$39,578	$4,268	$—		$43,846
Operating income (loss)	$5,984 (1)	$708 (1)	$(10,424	)(2)	$(3,732	)(2)

For the Three Months Ended	Financial	Public		Automotive/	Consumer/		Technology/		United
March 31, 2002	Services	Services		Industrial	Transportation		Communications		Kingdom	Germany	Sub-Total

Service revenues	$16,019	$4,653		$4,301	$2,234		$4,038		$8,973	$3,728	$43,946
Operating income (loss)	$3,614 (1)	$(845	)(1)	$761 (1)	$(336	)(1)	$(357	)(1)	$(1,157)	$76	$1,756	(1)

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated) — (Continued)

	Sub-Total	All		Reconciling		Consolidated
For the Three Months Ended March 31, 2002	Reportable Segments	Other		Items		Totals

Service revenues	$43,946	$5,177		$—		$49,123
Operating income (loss)	$1,756 (1)	$(664	)(1)	$(73,894	)(2)	$(72,802	)(2)

(1)	The business unit segment operating income (loss) reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment in the U.S. as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Represents consolidated loss before income taxes and net equity loss from investees. Adjustments that are made to the total of the segments’ operating income (loss) in order to arrive at consolidated loss before income taxes include the following:

	Three Months Ended
	March 31,

	2003	2002

	(As restated)
Restructuring and other related charges	$—	$48,735
Amortization of intangible assets	598	1,566
Stock-based compensation	384	638
Other expense	26	4
Interest income	(502)	(1,184)
Unallocated expenses	9,918 (3)	24,135	(3)

	$10,424	$73,894

(3)	Includes corporate selling and marketing and general and administrative costs.

11.     Geographic Data

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated) — (Continued)

      For the first quarters of 2003 and 2002, Sapient Limited, the Company’s UK subsidiary, had revenues of $14.0 million and $9.0 million, respectively, or 76% and 64%, respectively, of total international revenues.

12.     Investment in Consolidated Subsidiary

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated) — (Continued)

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated) — (Continued)

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

      The market for advanced technology consulting services declined significantly in 2001 and 2002 and has not changed significantly to date in 2003. As a result of this decrease in demand, our service revenues for the first quarter of 2003 decreased 11% from our service revenues for the first quarter of 2002. As a result of restructuring and other cost cutting actions during 2001 and 2002, our loss from continuing operations decreased from $53.3 million for the first quarter of 2002 to $4.1 million for the first quarter of 2003. Our cash used in operations for the first quarter of 2003 was $19.3 million, including $9.1 million used for previously recorded restructuring actions. We have accrued restructuring costs, primarily related to vacated facilities, of $64.2 million at March 31, 2003. Our cash, cash equivalents, restricted cash and marketable investments at March 31, 2002 were $162.3 million. We believe that our existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet our working capital, capital expenditure, restructuring requirements and stock repurchase program for at least the next 12 months. However, if the demand for our services remains weak or declines further, we may incur additional losses and negative cash flows, and these could be significant.

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

Results of Operations

      The following table sets forth the percentage of revenues of items included in our consolidated statements of operations:

	Three Months Ended
	March 31,

	2003	2002

	(As restated)
Revenues:
Service revenues	100%	100%
Reimbursable expenses	5	5

Total gross revenues	105	105

Operating expenses:
Project personnel costs, before reimbursable expenses	65	84
Reimbursable expenses	5	5

Total project personnel costs	70	89
Selling and marketing costs	12	14
General and administrative costs	31	50
Restructuring and other related charges	—	99
Amortization of intangible assets	1	3
Stock-based compensation	1	1

Total operating expenses	115	256

Loss from operations	(10)	(151)
Other expense	—	—
Interest income	1	3

Loss before income taxes and net equity loss from investees	(9)	(148)
Income tax provision (benefit)	—	(40)

Loss before net equity loss from investees	(9)	(108)
Net equity loss from investees	—	—

Loss from continuing operations	(9)	(108)
Loss from discontinued operations	—	(1)

Net loss	(9)%	(109)%

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

For the Three Months Ended	Financial	Public	Automotive/	Consumer/	Technology/	United
March 31, 2003	Services	Services	Industrial	Transportation	Communications	Kingdom	Germany	Sub-Total

Service revenues	$5,514	$5,337	$3,336	$2,891	$5,425	$14,032	$3,043	$39,578
Operating income(loss)	$1,341 (1)	$312 (1)	$967 (1)	$840 (1)	$1,213 (1)	$1,081	$230	$5,984	(1)

	Sub-Total	All	Reconciling		Consolidated
For the Three Months Ended March 31, 2003	Reportable Segments	Other	Items		Totals

Service revenues	$39,578	$4,268	$—		$43,846
Operating income (loss)	$5,984 (1)	$708 (1)	$(10,424	)(2)	$(3,732	)(2)

For the Three Months Ended	Financial	Public		Automotive/	Consumer/		Technology/		United
March 31, 2002	Services	Services		Industrial	Transportation		Communications		Kingdom	Germany	Sub-Total

Service revenues	$16,019	$4,653		$4,301	$2,234		$4,038		$8,973	$3,728	$43,946
Operating income (loss)	$3,614 (1)	$(845	)(1)	$761 (1)	$(336	)(1)	$(357	)(1)	$(1,157)	$76	$1,756	(1)

	Sub-Total	All		Reconciling		Consolidated
For the Three Months Ended March 31, 2002	Reportable Segments	Other		Items		Totals

Service revenues	$43,946	$5,177		$—		$49,123
Operating income (loss)	$1,756 (1)	$(664	)(1)	$(73,894	)(2)	$(72,802	)(2)

(1)	The business unit segment operating income (loss) reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment in the U.S. as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Represents consolidated loss before income taxes and net equity loss from investees. Adjustments that are made to the total of the segments’ operating income (loss) in order to arrive at consolidated loss before income taxes include the following:

	Three Months Ended March
	31,

	2003	2002

	(As restated)
Restructuring and other related charges	$—	$48,735
Amortization of intangible assets	598	1,566
Stock-based compensation	384	638
Other expense	26	4
Interest income	(502)	(1,184)
Unallocated expenses	9,918 (3)	24,135	(3)

	$10,424	$73,894

(3)	Includes corporate selling and marketing and general and administrative costs.

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

      Cash used in operating activities was $19.3 million for the first quarter of 2003. This resulted primarily from a net loss of $4.1 million, decreases in accrued restructuring costs of $9.1 million, increases in accounts receivable of $8.1 million and increases in restricted cash of $3.5 million, offset by net non-cash charges of $3.8 million, increases in accrued compensation of $1.9 million and decreases in other assets of $1.2 million. Overall, the use of cash was primarily due to the market decline for advanced technology services, which resulted in a net loss, and payments related to our 2001 and 2002 restructuring actions. Also, our days sales outstanding (DSO) for accounts receivable increased from 71 days for the fourth quarter of 2002 to 83 days for the first quarter of 2003. This was primarily due to increases in governmental and United Kingdom clients as a percent of total revenue. The governmental clients continue to be slower payers and the U.K. revenue has associated value added tax, which is included in the accounts receivable balance but not included in the revenue balance. We expect DSO for the second quarter of 2003 to be in the range of 75-80 days.

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

Our growing international operations and Globally Distributed Delivery model subject us to increased risk

      We currently have offices in the United Kingdom, Germany, India and Canada and we have a joint venture in Italy. Our international operations are growing as a percentage of our total revenues, and our Globally Distributed Delivery(SM) (GDD) model is a key component of our ability to successfully deliver our services. International operations are subject to inherent risks, including:

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

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

SAPIENT CORPORATION

Signature	Title	Date

/s/ JERRY A. GREENBERG Jerry A. Greenberg	Co-Chief Executive Officer Co-Chairman of the Board	November 13, 2003

/s/ SUSAN D. JOHNSON Susan D. Johnson	Chief Financial Officer	November 13, 2003

/s/ BRADLEY T. MILLER Bradley T. Miller	Chief Accounting Officer	November 13, 2003