Form 10-Q/A
period 2003-06-30
SAPIENT CORP
filed 2003-11-13
CIK 1008817

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q/ A

Amendment No. 1 to Form 10-Q

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

CONSOLIDATED BALANCE SHEETS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SIGNATURES
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

EXPLANATORY NOTE

      Sapient Corporation (the “Company”) is filing this Amendment No. 1 to Form 10-Q to restate its consolidated financial statements for the second quarter of 2003 to correct the amount of interest income recorded in this period. This restatement was required because the Company inadvertently did not amortize premiums paid for some of the bonds in its marketable investments portfolio. The Company’s consolidated financial statements for the second quarter of 2003 contained in this Amendment No. 1 to Form 10-Q reflect the effect of the restatement. See Note 2 of Notes to Consolidated Financial Statements.

      This Amendment No. 1 to Form 10-Q amends in their entirety Items 1 and 2 of Part I of the Company’s Quarterly Report on Form 10-Q for second quarter of 2003 to reflect the restatement described above.

SAPIENT CORPORATION

INDEX

		Page
		Number

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	2
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2003 and 2002	3
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Signatures		39

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

	(Unaudited)
	(In thousands,
	except share amounts)
	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$74,654	$91,229
Marketable investments, current	49,118	59,085
Restricted cash	6,547	3,963
Accounts receivable, less allowance for doubtful accounts of $2,092 and $2,246, respectively	35,175	29,134
Unbilled revenues on contracts	8,674	11,468
Income tax receivable	657	642
Prepaid expenses and other current assets	5,891	6,724

Total current assets	180,716	202,245
Marketable investments	17,450	20,426
Restricted cash	8,772	6,659
Property and equipment, net	17,080	24,262
Intangible assets, net	1,605	1,386
Other assets	4,485	7,675

Total assets	$230,108	$262,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,741	$4,005
Accrued expenses	12,656	12,888
Accrued restructuring costs, current portion	25,870	36,466
Accrued compensation	8,784	7,138
Income taxes payable	888	513
Deferred revenues on contracts	2,824	5,910

Total current liabilities	54,763	66,920
Accrued restructuring costs, net of current portion	28,751	37,110
Other long term liabilities	760	2,819

Total liabilities	84,274	106,849

Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 authorized and none outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock, par value $.01 per share, 200,000,000 shares authorized, 128,413,089 and 127,648,747 shares issued at June 30, 2003 and December 31, 2002, respectively	1,284	1,276
Additional paid-in capital	470,619	469,648
Treasury stock, at cost, 7,742,938 and 5,867,259 shares at June 30, 2003 and December 31, 2002, respectively	(9,117)	(5,688)
Deferred compensation	(1,375)	(2,143)
Accumulated other comprehensive income	688	511
Accumulated deficit	(316,265)	(307,800)

Total stockholders’ equity	145,834	155,804

Total liabilities and stockholders’ equity	$230,108	$262,653

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Unaudited)
	(In thousands, except per share amounts)
	(As restated)		(As restated)
Revenues:
Service revenues	$44,439	$39,741	$88,285	$88,864
Reimbursable expenses	2,347	2,050	4,701	4,722

Total gross revenues	46,786	41,791	92,986	93,586

Operating expenses:
Project personnel costs, before reimbursable expenses	27,508	33,201	55,896	74,220
Reimbursable expenses	2,347	2,050	4,701	4,722

Total project personnel costs	29,855	35,251	60,597	78,942
Selling and marketing costs	4,824	7,002	9,975	13,805
General and administrative costs	14,219	21,350	27,752	45,694
Restructuring and other related charges	1,398	9,778	1,398	58,513
Impairment of goodwill and intangible assets	—	107,430	—	107,430
Amortization of intangible assets	727	1,566	1,325	3,132
Stock-based compensation	305	701	689	1,339

Total operating expenses	51,328	183,078	101,736	308,855

Loss from operations	(4,542)	(141,287)	(8,750)	(215,269)
Gain on equity investment change in interest	—	1,755	—	1,755
Other income (expense)	(170)	8	(196)	4
Interest income	604	1,229	1,106	2,413

Loss before income taxes and net equity loss from investees	(4,108)	(138,295)	(7,840)	(211,097)
Income tax provision (benefit)	270	451	625	(19,009)

Loss before net equity loss from investees	(4,378)	(138,746)	(8,465)	(192,088)
Net equity loss from investees	—	(529)	—	(535)

Loss from continuing operations	(4,378)	(139,275)	(8,465)	(192,623)
Loss from discontinued operations	—	(453)	—	(1,077)

Net loss	$(4,378)	$(139,728)	$(8,465)	$(193,700)

Basic and diluted loss per share:
Continuing operations	$(0.04)	$(1.10)	$(0.07)	$(1.52)
Discontinued operations	$—	$(0.00)	$—	$(0.01)

Net loss per share	$(0.04)	$(1.10)	$(0.07)	$(1.53)

Weighted average common shares	120,636	126,680	120,849	126,644
Dilutive common share equivalents	—	—	—	—

Weighted average common shares and dilutive common share equivalents	120,636	126,680	120,849	126,644

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2003	2002

	(Unaudited)
	(In thousands)
	(As restated)
Cash flows from operating activities:
Loss from continuing operations	$(8,465)	$(192,623)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Loss recognized on write-down of investments	45	26
Realized loss (gain) on investments	151	(30)
Gain on equity investment change in interest	—	(1,755)
Depreciation and amortization	5,046	7,216
Amortization of intangible assets	1,325	3,132
Impairment of goodwill and intangible assets	—	107,430
Stock-based compensation	689	1,339
Non-cash restructuring charges	—	6,014
Net equity loss from investees	—	535
Changes in operating assets and liabilities:
Increase in restricted cash	(4,697)	(4,055)
(Increase) decrease in accounts receivable	(6,041)	5,430
Decrease in unbilled revenues on contracts	2,794	257
Decrease (increase) in prepaid expenses and other current assets	833	(1,196)
Decrease in other assets	1,187	58
Decrease in accounts payable	(264)	(2,273)
(Decrease) increase in accrued expenses	(232)	2,639
(Decrease) increase in accrued restructuring costs	(17,422)	29,010
Increase (decrease) in accrued compensation	1,646	(2,004)
Increase (decrease) in income taxes	360	(18,151)
Decrease in deferred revenues on contracts	(3,086)	(4,072)
Decrease in other long term liabilities	(827)	(524)

Net cash used in operating activities from continuing operations	(26,958)	(63,597)
Net cash used in operating activities from discontinued operations	—	(1,091)

Net cash used in operating activities	(26,958)	(64,688)
Cash flows from investing activities:
Purchases of property and equipment	(803)	(4,233)
Investments in consolidated subsidiary	(1,679)	—
Proceeds from sale of investment	1,490	—
Long term investments	—	55
Maturities of marketable investments, net	12,941	38,485

Net cash provided by investing activities from continuing operations	11,949	34,307
Net cash used in investing activities from discontinued operations	—	(120)

Net cash provided by investing activities	11,949	34,187
Cash flows from financing activities:
Proceeds from stock option and purchase plans	677	2,687
Repurchases of common stock	(3,429)	(165)
Proceeds from sale of common stock of consolidated subsidiary	500	—

Net cash (used in) provided by financing activities	(2,252)	2,522

Effect of exchange rate changes on cash and cash equivalents	686	1,108
Decrease in cash and cash equivalents	(16,575)	(26,871)
Cash and cash equivalents, at beginning of period	91,229	109,744

Cash and cash equivalents, at end of period	$74,654	$82,873

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated) — (Continued)

2.     Restatement of Quarterly Financial Statements

      The Company has restated its consolidated financial statements for the first and second quarters of 2003 and the first six months of 2003 to correct the amount of interest income recorded in these periods. These corrections were required because the Company inadvertently did not amortize premiums paid for some of the bonds in its marketable investments portfolio. For the first quarter of 2003, the Company reduced its interest income by $337,000, including $170,000 relating to the year ended December 31, 2002. The amount related to 2002 was not material to the financial results of 2002 or the anticipated financial results for 2003 and, therefore, is included in the adjustment for the first quarter of 2003. For the second quarter of 2003, the Company reduced its interest income by $188,000. The following table presents a summary of the impact of the restatements on the Company’s consolidated statements of operations for the three and six months ended June 30, 2003 and consolidated balance sheets as of June 30, 2003 (in thousands, except per share amounts):

Consolidated Statements of Operations	Three Months Ended June 30, 2003

	As Originally
	Reported	As Restated

Gross revenue	$46,786	$46,786
Total operating expenses	51,328	51,328

Loss from operations	(4,542)	(4,542)
Other expenses	(170)	(170)
Interest income	792	604

Loss before income taxes	(3,920)	(4,108)
Income tax provision	270	270

Net loss	$(4,190)	$(4,378)

Basic and diluted loss per share	(0.03)	(0.04)

Consolidated Statements of Operations	Six Months Ended June 30, 2003

	As Originally
	Reported	As Restated

Gross revenue	$92,986	$92,986
Total operating expenses	101,736	101,736

Loss from operations	(8,750)	(8,750)
Other expenses	(196)	(196)
Interest income	1631	1,106

Loss before income taxes	(7,315)	(7,840)
Income tax provision	625	625

Net loss	$(7,940)	$(8,465)

Basic and diluted loss per share	(0.07)	(0.07)

Consolidated Statements of Operations	June 30, 2003

	As Originally
	Reported	As Restated

Accumulated other comprehensive income	$163	$688
Accumulated deficit	(315,740)	(316,265)

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated) — (Continued)

3.     Net Loss Per Share

      The following information presents the Company’s computation of basic and diluted loss per share for the periods presented in the consolidated statements of operations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(As restated)		(As restated)
Loss from continuing operations	$(4,378)	$(139,275)	$(8,465)	$(192,623)
Loss from discontinued operations	$—	$(453)	$—	$(1,077)

Net loss	$(4,378)	$(139,728)	$(8,465)	$(193,700)

Basic loss per share:
Weighted average common shares outstanding	120,636	126,680	120,849	126,644

Continuing operations	$(0.04)	$(1.10)	$(0.07)	$(1.52)
Discontinued operations	$—	$(0.00)	$—	$(0.01)

Basic net loss per share	$(0.04)	$(1.10)	$(0.07)	$(1.53)

Diluted loss per share:
Weighted average common shares outstanding	120,636	126,680	120,849	126,644
Dilutive stock options	—	—	—	—

Shares used in computing per share amount	120,636	126,680	120,849	126,644

Continuing operations	$(0.04)	$(1.10)	$(0.07)	$(1.52)
Discontinued operations	$—	$(0.00)	$—	$(0.01)

Diluted net loss per share	$(0.04)	$(1.10)	$(0.07)	$(1.53)

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated) — (Continued)

SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(As restated)		(As restated)
Net loss as reported	$(4,378)	$(139,728)	$(8,465)	$(193,700)
Add back: Stock-based compensation, included in net loss, net of related tax effects, as reported	305	701	689	1,339
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,826)	(13,542)	(16,379)	(20,899)

Pro forma net loss	$(11,899)	$(152,569)	$(24,155)	$(213,260)

Basic and diluted net loss per share
As reported	$(0.04)	$(1.10)	$(0.07)	$(1.53)
Pro forma	$(0.10)	$(1.20)	$(0.20)	$(1.68)

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated) — (Continued)

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated) — (Continued)

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated) — (Continued)

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated) — (Continued)

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

For the Three Months Ended June 30, 2003 and 2002:

For the Three Months Ended	Financial	Public	Automotive/	Consumer/	Technology/	United
June 30, 2003	Services	Services	Industrial	Transportation	Communications	Kingdom	Germany	Sub-Total

Service revenues	$3,762	$7,643	$4,010	$2,495	$6,184	$11,545	$3,430	$39,069
Operating income (loss)	$1,123 (1)	$2,692 (1)	$1,445 (1)	$379 (1)	$1,055 (1)	$(4,047)	$303	$2,950	(1)

	Sub-Total
	Reportable	All	Reconciling		Consolidated
	Segments	Other	Items		Totals

Service revenues	$39,069	$5,370	$—		$44,439
Operating income (loss)	$2,950 (1)	$2,394 (1)	$(9,452	)(2)	$(4,108	)(2)

For the Three Months Ended	Financial		Public		Automotive/	Consumer/	Technology/		United
June 30, 2002	Services		Services		Industrial	Transportation	Communications		Kingdom	Germany	Sub-Total

Service revenues	$10,433		$4,779		$3,418	$3,793	$2,252		$8,865	$2,055	$35,595
Operating income (loss)	$(110	)(1)	$(2,285	)(1)	$468 (1)	$730 (1)	$(1,953	)(1)	$(191)	$(2,118)	$(5,459	)(1)

	Sub-Total
	Reportable		All		Reconciling		Consolidated
	Segments		Other		Items		Totals

Service revenues	$35,595		$4,146		$—		$39,741
Operating income (loss)	$(5,459	)(1)	$(349	)(1)	$(132,487	)(2)	$(138,295	)(2)

For the Six Months Ended June 30, 2003 and 2002:

For the Six Months Ended	Financial	Public	Automotive/	Consumer/	Technology/	United
June 30, 2003	Services	Services	Industrial	Transportation	Communications	Kingdom	Germany	Sub-Total

Service revenues	$9,276	$12,980	$7,346	$5,386	$11,609	$25,577	$6,473	$78,647
Operating income (loss)	$2,464 (1)	$3,004 (1)	$2,412 (1)	$1,219 (1)	$2,268 (1)	$(2,966)	$533	$8,934	(1)

	Sub-Total
	Reportable	All	Reconciling		Consolidated
	Segments	Other	Items		Totals

Service revenues	$78,647	$9,638	$—		$88,285
Operating income (loss)	$8,934 (1)	$3,102 (1)	$(19,876	)(2)	$(7,840	)(2)

For the Six Months Ended	Financial	Public		Automotive/	Consumer/	Technology/		United
June 30, 2002	Services	Services		Industrial	Transportation	Communications		Kingdom	Germany	Sub-Total

Service revenues	$26,452	$9,432		$7,719	$6,027	$6,290		$17,838	$5,783	$79,541
Operating income (loss)	$3,504 (1)	$(3,130	)(1)	$1,229 (1)	$394 (1)	$(2,310	)(1)	$(1,348)	$(2,042)	$(3,703	)(1)

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated) — (Continued)

	Sub-Total
	Reportable		All		Reconciling		Consolidated
	Segments		Other		Items		Totals

Service revenues	$79,541		$9,323		$—		$88,864
Operating income (loss)	$(3,703	)(1)	$(1,013	)(1)	$(206,381	)(2)	$(211,097	)(2)

(1)	The business unit segment operating income (loss) reflects only the direct controllable expenses of each business unit segment. For the Company’s United States business units, it does not represent the total operating results for each such business unit, because it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Represents consolidated loss before income taxes and net equity loss from investees. Adjustments that are made to the total of the segments’ operating income (loss) in order to arrive at consolidated loss before income taxes include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(As restated)		(As restated)
Restructuring and other related charges	$—	$9,778	$—	$58,513
Impairment of goodwill and intangible assets	—	107,430	—	107,430
Amortization of intangible assets	727	1,566	1,325	3,132
Stock-based compensation	305	701	689	1,339
Other (income) expense	170	(1,763)	196	(1,759)
Interest income	(604)	(1,229)	(1,106)	(2,413)
Unallocated expenses	8,854 (3)	16,004 (3)	18,772 (3)	40,139 (3)

	$9,452	$132,487	$19,876	$206,381

(3)	Includes corporate selling and marketing and general and administrative costs.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated) — (Continued)

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated) — (Continued)

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

14.     Intangible Assets

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

15.     Discontinued Operations

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated) — (Continued)

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

16.     New Accounting Pronouncements

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated) — (Continued)

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

      The market for advanced technology consulting services declined significantly in 2001 and 2002, and has not changed significantly to date in 2003. We, however, have seen some stabilization in our service revenues, beginning in the third quarter of 2002. For the first two quarters of 2003, our services revenues were $88.3 million, compared to $88.9 million for the first two quarters of 2002. As a result of restructuring and other cost cutting actions during 2001 and 2002, our loss from continuing operations decreased from $192.6 million for the first two quarters of 2002 to $8.5 million for the first two quarters of 2003. Our loss from continuing operations for the second quarter of 2002 included a $107.4 million charge for the impairment of goodwill and intangible assets. Our cash used in operations for the first two quarters of 2003 was $27.0 million, including $18.8 million used for previously recorded restructuring actions, compared to $64.7 million for the first two quarters of 2002, including $23.5 million used for previously recorded restructuring actions. We have accrued restructuring costs, primarily related to vacated facilities recorded in prior years, of $54.6 million at June 30, 2003. Our cash, cash equivalents, restricted cash and marketable investments at June 30, 2003 were $156.5 million. We believe that our existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet our working capital, capital expenditure, restructuring and stock repurchase program requirements for at least the next 12 months. However, if the demand for our services remains weak or declines further, we may incur additional losses and negative cash flows, and these could be significant.

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

      Our Globally Distributed Delivery(SM) (GDD) methodology continues to increase in importance. We created this proprietary methodology in 2000, which allows us to provide high-quality solutions using accelerated 24-hour work schedules, by utilizing India’s highly skilled technology specialists, lower costs and the time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services. The billable days, or level of effort, incurred by our India people as a percentage of total company billable days increased, from 49% for the first quarter of 2003 to 53% for the second quarter of 2003. For the second quarter of 2003, projects with a GDD component accounted for 50% of our total service revenues, which was consistent with 51% for the first quarter of 2003. Our utilization rate for our India people decreased from 84% for the first quarter of 2003 to 78% for the second quarter of 2003, due mainly to the hiring and training of approximately 170 employees in India during the second quarter of 2003.

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

•	Contingent Liabilities. We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various pending or threatened legal claims and administrative audits which have arisen in the ordinary course of our business. We have an accrual at June 30, 2003 of approximately $554,000 related to those items that remain outstanding. The ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than amounts previously accrued by us.

Results of Operations

      The following table sets forth the percentage of our service revenues of items included in our consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(As restated)		(As restated)
Revenues:
Service revenues	100%	100%	100%	100%
Reimbursable expenses	5	5	5	5

Total gross revenues	105	105	105	105

Operating expenses:
Project personnel costs, before reimbursable expenses	62	84	63	84
Reimbursable expenses	5	5	5	5

Total project personnel costs	67	89	68	89
Selling and marketing costs	11	17	11	15
General and administrative costs	32	54	31	51
Restructuring and other related charges	3	25	2	66
Impairment of goodwill and intangible assets	—	270	—	121
Amortization of intangible assets	2	4	2	4
Stock-based compensation	1	2	1	1

Total operating expenses	116	461	115	347

Loss from operations	(11)	(356)	(10)	(242)
Gain on equity investment change in interest	—	5	—	2
Other income (expense)	—	—	—	—
Interest income	1	3	1	3

Loss before income taxes and net equity loss from investees	(10)	(348)	(9)	(237)
Income tax provision (benefit)	—	1	1	(21)

Loss before net equity loss from investees	(10)	(349)	(10)	(216)
Net equity loss from investees	—	(1)	—	(1)

Loss from continuing operations	(10)	(350)	(10)	(217)
Loss from discontinued operations	—	(1)	—	(1)

Net loss	(10)%	(351)%	(10)%	(218)%

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

For the Three Months Ended June 30, 2003 and 2002:

For the Three Months	Financial	Public	Automotive/	Consumer/	Technology/	United
Ended June 30, 2003	Services	Services	Industrial	Transportation	Communications	Kingdom	Germany	Sub-Total

Service revenues	$3,762	$7,643	$4,010	$2,495	$6,184	$11,545	$3,430	$39,069
Operating income (loss)	$1,123 (1)	$2,692 (1)	$1,445 (1)	$379 (1)	$1,055 (1)	$(4,047)	$303	$2,950	(1)

	Sub-Total
	Reportable	All	Reconciling		Consolidated
	Segments	Other	Items		Totals

Service revenues	$39,069	$5,370	$—		$44,439
Operating income (loss)	$2,950 (1)	$2,394 (1)	$(9,452	)(2)	$(4,108	)(2)

For the Three Months	Financial		Public		Automotive/	Consumer/	Technology/		United
Ended June 30, 2002	Services		Services		Industrial	Transportation	Communications		Kingdom	Germany	Sub-Total

Service revenues	$10,433		$4,779		$3,418	$3,793	$2,252		$8,865	$2,055	$35,595
Operating income (loss)	$(110	)(1)	$(2,285	)(1)	$468 (1)	$730 (1)	$(1,953	)(1)	$(191)	$(2,118)	$(5,459	)(1)

	Sub-Total
	Reportable		All		Reconciling		Consolidated
	Segments		Other		Items		Totals

Service revenues	$35,595		$4,146		$—		$39,741
Operating income (loss)	$(5,459	)(1)	$(349	)(1)	$(132,487	)(2)	$(138,295	)(2)

For the Six Months Ended June 30, 2003 and 2002:

For the Six Months	Financial	Public	Automotive/	Consumer/	Technology/	United
Ended June 30, 2003	Services	Services	Industrial	Transportation	Communications	Kingdom	Germany	Sub-Total

Service revenues	$9,276	$12,980	$7,346	$5,386	$11,609	$25,577	$6,473	$78,647
Operating income (loss)	$2,464 (1)	$3,004 (1)	$2,412 (1)	$1,219 (1)	$2,268 (1)	$(2,966)	$533	$8,934	(1)

	Sub-Total
	Reportable	All	Reconciling		Consolidated
	Segments	Other	Items		Totals

Service revenues	$78,647	$9,638	$—		$88,285
Operating income (loss)	$8,934 (1)	$3,102 (1)	$(19,876	)(2)	$(7,840	)(2)

For the Six Months	Financial	Public		Automotive/	Consumer/	Technology/		United
Ended June 30, 2002	Services	Services		Industrial	Transportation	Communications		Kingdom	Germany	Sub-Total

Service revenues	$26,452	$9,432		$7,719	$6,027	$6,290		$17,838	$5,783	$79,541
Operating income (loss)	$3,504 (1)	$(3,130	)(1)	$1,229 (1)	$394 (1)	$(2,310	)(1)	$(1,348)	$(2,042)	$(3,703	)(1)

	Sub-Total
	Reportable		All		Reconciling		Consolidated
	Segments		Other		Items		Totals

Service revenues	$79,541		$9,323		$—		$88,864
Operating income (loss)	$(3,703	)(1)	$(1,013	)(1)	$(206,381	)(2)	$(211,097	)(2)

(1)	The business unit segment operating income (loss) reflects only the direct controllable expenses of each business unit segment. For our United States business units, it does not represent the total operating results for each such business unit, because it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Represents consolidated loss before income taxes and net equity loss from investees. Adjustments that are made to the total of the segments’ operating income (loss) in order to arrive at consolidated loss before income taxes include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(As restated)		(As restated)
Restructuring and other related charges	$—	$9,778	$—	$58,513
Impairment of goodwill and intangible assets	—	107,430	—	107,430
Amortization of intangible assets	727	1,566	1,325	3,132
Stock-based compensation	305	701	689	1,339
Other (income) expense	170	(1,763)	196	(1,759)
Interest income	(604)	(1,229)	(1,106)	(2,413)
Unallocated expenses	8,854 (3)	16,004 (3)	18,772 (3)	40,139 (3)

	$9,452	$132,487	$19,876	$206,381

(3)	Includes corporate selling and marketing and general and administrative costs.

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

      Cash used in operating activities was $27.0 million for the six months ended June 30, 2003. This resulted primarily from a net loss of $8.5 million, decreases in accrued restructuring costs of $17.4 million, increases in accounts receivable of $6.0 million, increases in restricted cash of $4.7 million and decreases in deferred revenues on contracts of $3.1 million, offset by net non-cash charges of $7.3 million, decreases in unbilled revenues on contracts of $2.8 million, increases in accrued compensation of $1.6 million and decreases in other assets of $1.2 million. Overall, the use of cash was primarily due to the market decline for advanced technology services, which resulted in a net loss, and payments related to our previously recorded restructuring actions. Also, our days sales outstanding (DSO) for accounts receivable increased from 71 days for the fourth quarter of 2002 to 83 days and 79 days for the first and second quarters of 2003, respectively. This was primarily due to increases in governmental and United Kingdom clients as a percent of total revenue. Our governmental clients continue to be slower payers and the U.K. revenue has associated value added tax, which is included in the accounts receivable balance but not included in the revenue balance. We expect DSO for the third quarter of 2003 to be in the range of 75-80 days, as announced in our conference call on July 24, 2003.

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