Form 10-Q
period 2003-09-30
SAPIENT CORP
filed 2003-11-13
CIK 1008817

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     ☑ Yes          ☐ No

      As of November 11, 2003, there were 121,836,220 shares of the Company’s Common Stock outstanding.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-31.1 SECTION 302 CERTIFICATION OF C0-C.E.O.
EX-31.2 SECTION 302 CERTIFICATION OF CO-C.E.O.
EX-31.3 SECTION 302 CERTIFICATION OF C.F.O.
EX-32.1 SECTION 906 CERTIFICATIONS

SAPIENT CORPORATION

INDEX

		Page
		Number

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	2
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2003 and 2002	3
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	40
Signatures		41

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

SAPIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)
	(In thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$76,778	$91,229
Marketable investments	47,976	59,085
Restricted cash	8,453	3,963
Accounts receivable, less allowance for doubtful accounts of $849 and $2,246, respectively	24,633	29,134
Unbilled revenues on contracts	15,517	11,468
Income taxes receivable	657	642
Prepaid expenses and other current assets	7,503	6,724

Total current assets	181,517	202,245
Non current assets:
Marketable investments	17,640	20,426
Restricted cash	6,915	6,659
Property and equipment, net	15,173	24,262
Intangible assets, net	1,286	1,386
Other assets	575	7,675

Total assets	$223,106	$262,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,104	$4,005
Accrued expenses	11,748	12,888
Accrued restructuring costs, current	21,772	36,466
Accrued compensation	8,030	7,138
Income taxes payable	1,082	513
Deferred revenues on contracts	2,715	5,910

Total current liabilities	49,451	66,920
Accrued restructuring costs, net of current portion	24,311	37,110
Other long term liabilities	686	2,819

Total liabilities	74,448	106,849

Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 authorized and none outstanding at September 30, 2003 and December 31, 2002	—	—
Common stock, par value $.01 per share, 200,000,000 shares authorized, 129,385,108 and 127,648,747 shares issued at September 30, 2003 and December 31, 2002, respectively	1,292	1,276
Additional paid-in capital	471,713	469,648
Treasury stock, at cost, 7,742,938 and 5,867,259 shares at September 30, 2003 and December 31, 2002, respectively	(9,117)	(5,688)
Deferred compensation	(1,051)	(2,143)
Accumulated other comprehensive income	1,077	511
Accumulated deficit	(315,256)	(307,800)

Total stockholders’ equity	148,658	155,804

Total liabilities and stockholders’ equity	$223,106	$262,653

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Service revenues	$44,661	$43,042	$132,946	$131,906
Reimbursable expenses	2,265	1,893	6,966	6,615

Total gross revenues	46,926	44,935	139,912	138,521

Operating expenses:
Project personnel costs, before reimbursable expenses	25,059	31,189	80,955	105,409
Reimbursable expenses	2,265	1,893	6,966	6,615

Total project personnel costs	27,324	33,082	87,921	112,024
Selling and marketing costs	4,328	6,532	14,303	20,337
General and administrative costs	14,442	17,333	42,194	63,027
Restructuring and other related charges (credits)	737	(4,269)	2,135	54,244
Impairment of goodwill and intangible assets	—	—	—	107,430
Amortization of intangible assets	319	598	1,644	3,730
Stock-based compensation	332	1,358	1,021	2,697

Total operating expenses	47,482	54,634	149,218	363,489

Loss from operations	(556)	(9,699)	(9,306)	(224,968)
Gain on equity investment change in interest	—	—	—	1,755
Other income (expense)	1,485	(246)	1,289	(242)
Interest income	385	975	1,491	3,388

Income (loss) before income taxes and net equity income (loss) from investees	1,314	(8,970)	(6,526)	(220,067)
Income tax provision (benefit)	305	174	930	(18,835)

Income (loss) before net equity income (loss) from investees	1,009	(9,144)	(7,456)	(201,232)
Net equity income (loss) from investees	—	162	—	(373)

Income (loss) from continuing operations	1,009	(8,982)	(7,456)	(201,605)
Loss from discontinued operations	—	(1,855)	—	(2,932)

Net income (loss)	$1,009	$(10,837)	$(7,456)	$(204,537)

Basic and diluted income (loss) per share:
Continuing operations	$0.01	$(0.07)	$(0.06)	$(1.60)
Discontinued operations	$—	$(0.02)	$—	$(0.02)

Net income (loss) per share	$0.01	$(0.09)	$(0.06)	$(1.62)

Weighted average common shares	121,182	124,614	120,961	125,960
Dilutive common share equivalents	3,868	—	—	—

Weighted average common shares and dilutive common share equivalents	125,050	124,614	120,961	125,960

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2003	2002

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Loss from continuing operations	$(7,456)	$(201,605)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Loss recognized on write-down of investments	45	271
Realized gain on investments	(1,334)	(1,784)
Depreciation and amortization	6,861	10,429
Amortization of intangible assets	1,644	3,730
Impairment of goodwill and intangible assets	—	107,430
Stock-based compensation	1,021	2,697
Non-cash restructuring charges	—	5,754
Net equity loss from investees	—	373
Changes in operating assets and liabilities:
Increase in restricted cash	(4,746)	(5,312)
Decrease in accounts receivable	4,501	6,885
Increase in unbilled revenues on contracts	(5,159)	(150)
Increase in prepaid expenses and other current assets	(779)	(3,651)
Decrease in other assets	1,463	128
Increase (decrease) in accounts payable	99	(670)
(Decrease) increase in accrued expenses	(30)	2,570
(Decrease) increase in accrued restructuring costs	(25,474)	17,235
Increase (decrease) in accrued compensation	892	(1,173)
Increase in income taxes payable	554	11,820
Decrease in deferred revenues on contracts	(3,195)	(4,384)
Decrease in other long term liabilities	(912)	(682)

Net cash used in operating activities from continuing operations	(32,005)	(50,089)
Net cash used in operating activities from discontinued operations	—	(3,027)

Net cash used in operating activities	(32,005)	(53,116)
Cash flows from investing activities:
Purchases of property and equipment	(1,124)	(5,269)
Investments in consolidated subsidiary	(1,679)	—
Proceeds from sale of investment	6,929	—
Long term investments	—	55
Maturities of marketable investments, net	13,737	18,090

Net cash provided by investing activities from continuing operations	17,863	12,876
Net cash used in investing activities from discontinued operations	—	(120)

Net cash provided by investing activities	17,863	12,756
Cash flows from financing activities:
Proceeds from stock option and purchase plans	1,771	3,380
Repurchases of common stock	(3,429)	(5,209)
Proceeds from sale of common stock of consolidated subsidiary	500	—

Net cash used in financing activities	(1,158)	(1,829)

Effect of exchange rate changes on cash and cash equivalents	849	1,204
Decrease in cash and cash equivalents	(14,451)	(40,985)
Cash and cash equivalents, at beginning of period	91,229	109,744

Cash and cash equivalents, at end of period	$76,778	$68,759

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

      The market for advanced technology consulting services declined significantly in 2001 and 2002, but began to stabilize and modestly improve in the second half of 2003. The Company has seen stabilization and some modest growth in its service revenues, beginning in the third quarter of 2002. For the first three quarters of 2003, the Company’s service revenues were $132.9 million, compared to $131.9 million for the first three quarters of 2002. As a result of restructuring and other cost cutting actions beginning in 2001, the Company’s loss from continuing operations decreased from $201.6 million for the first three quarters of 2002 to $7.5 million for the first three quarters of 2003, and the Company achieved net income of $1.0 million in the third quarter of 2003. The Company’s loss from continuing operations for the first three quarters of 2002 included a $107.4 million charge for the impairment of goodwill and intangible assets. The Company’s cash used in operations for the first three quarters of 2003 was $32.0 million, including $27.6 million used for previously recorded restructuring actions, compared to $53.1 million for the first three quarters of 2002, including $31.5 million used for previously recorded restructuring actions. The Company has accrued restructuring costs, primarily related to vacated facilities recorded in prior years, of $46.1 million at September 30, 2003. The Company’s cash, cash equivalents, restricted cash and marketable investments at September 30, 2003 were $157.8 million. The Company believes that its existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet its working capital, capital expenditure, restructuring and stock repurchase program requirements for at least the next 12 months. However, if the recent stabilization in the demand for the Company’s services does not continue and the Company suffers declines in its service revenues, the Company may incur additional losses and negative cash flows, and these could be significant.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Net Income (Loss) Per Share

      The following information presents the Company’s computation of basic and diluted income (loss) per share for the periods presented in the consolidated statements of operations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Income (loss) from continuing operations	$1,009	$(8,982)	$(7,456)	$(201,605)
Loss from discontinued operations	$—	$(1,855)	$—	$(2,932)

Net income (loss)	$1,009	$(10,837)	$(7,456)	$(204,537)

Basic income (loss) per share:
Weighted average common shares outstanding	121,182	124,614	120,961	125,960

Continuing operations	$0.01	$(0.07)	$(0.06)	$(1.60)
Discontinued operations	$—	$(0.02)	$—	$(0.02)

Basic net income (loss) per share	$0.01	$(0.09)	$(0.06)	$(1.62)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Diluted income (loss) per share:
Weighted average common shares outstanding	121,182	124,614	120,961	125,960
Dilutive common share equivalents	3,868	—	—	—

Weighted average common shares and dilutive common share equivalents	125,050	124,614	120,961	125,960

Continuing operations	$0.01	$(0.07)	$(0.06)	$(1.60)
Discontinued operations	$—	$(0.02)	$—	$(0.02)

Diluted net income (loss) per share	$0.01	$(0.09)	$(0.06)	$(1.62)

      Options to purchase approximately 14.4 million shares of common stock were outstanding during the three months ended September 30, 2003, but were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the Company’s common stock for this period. Options to purchase approximately 19.6 million shares of common stock were outstanding during the nine months ended September 30, 2003, and options to purchase approximately 25.6 million and 23.5 million shares of common stock were outstanding during the three and nine months ended September 30, 2002, respectively, but were not included in the computation of diluted net loss per share because the Company recorded a net loss for each of these periods.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At September 30, 2003, the Company has nine stock-based compensation plans, which are described more fully in the Company’s Annual Report on Form 10-K. The Company accounts for awards to employees under those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s equity compensation plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) as reported	$1,009	$(10,837)	$(7,456)	$(204,537)
Add back: Stock-based compensation, included in net loss, net of related tax effects, as reported	332	1,358	1,021	2,697
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,965)	(10,954)	(23,730)	(34,928)

Pro forma net loss	$(5,624)	$(20,433)	$(30,165)	$(236,768)

Basic net income (loss) per share
As reported	$0.01	$(0.09)	$(0.06)	$(1.62)
Pro forma	$(0.05)	$(0.16)	$(0.25)	$(1.88)
Diluted net income (loss) per share
As reported	$0.01	$(0.09)	$(0.06)	$(1.62)
Pro forma	$(0.05)	$(0.16)	$(0.25)	$(1.88)

4.     Comprehensive Income (Loss)

      Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting comprehensive income (loss). Comprehensive income (loss) includes net income (loss) as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net income (loss) but rather are reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on investments as components of comprehensive income (loss). Comprehensive income was $1.4 million for the third quarter of 2003 and comprehensive loss was $10.6 million for the third quarter of 2002. Comprehensive loss was $6.9 million and $204.2 million for the first three quarters of 2003 and 2002, respectively.

5.     Contingent Liabilities

      The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenditures can be reasonably estimated. The Company is subject to various legal claims totaling approximately $2.5 million and various administrative audits, each of which have arisen in the ordinary course of its business. The Company has an accrual at September 30, 2003 of approximately $192,000 related to certain of these items. The Company intends to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than amounts previously accrued by the Company.

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

      The Company frequently has agreed to indemnification provisions in professional services agreements with its clients and in its real estate leases in the ordinary course of its business. Pursuant to these provisions, the Company indemnifies the indemnified party for certain losses suffered or incurred by the indemnified party. With respect to the Company’s professional services agreements, these indemnification provisions typically apply to any claim asserted against its client for infringement of intellectual property rights, but may also include claims asserted against its client relating to personal injury or property damage, violations of law or certain breaches of the Company’s contractual obligations. With respect to lease agreements, these indemnification provisions typically apply to claims asserted against the landlord relating to personal injury and property damage caused by the Company, violations of law or certain breaches of the Company’s contractual obligations. In each case, the term of these indemnification provisions generally survives the termination of the agreement, although the provision has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited, although in many cases the Company’s liability for indemnification is limited to a specific dollar amount in the applicable contract. The Company also has purchased insurance policies covering professional errors and omissions, property damage and general liability that reduce its monetary exposure for indemnification and enable it to recover a portion of any future amounts paid. The Company has not paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal.

      The Company frequently warrants that the technology solutions it develops for its clients will operate in accordance with the project specifications without defects for a specified warranty period, subject to certain limitations that the Company believes are standard in the industry. In the event that defects are discovered during the warranty period, and none of the limitations apply, the Company is obligated to remedy the defects until the solution that the Company provided operates within the project specifications. The Company is not typically obligated by contract to provide its clients with any refunds of the fees they have paid, although a

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

small number of its contracts provide for the payment of liquidated damages upon default. The Company has purchased insurance policies covering professional errors and omissions, property damage and general liability that reduce its monetary exposure for warranty-related claims and enable it to recover a portion of any future amounts paid. The Company typically provides in its contracts for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project. The Company has not paid any material amounts with respect to the warranties for its solutions, although the Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties. Deferred revenues on contracts related to warranties are immaterial as of September 30, 2003 and December 31, 2002.

6.     Restructuring and Other Related Charges

      As a result of the decline in the demand for advanced technology consulting services that began in the second half of 2000, the Company implemented restructurings of its workforce and operations beginning in 2001. In the third quarter of 2003, the Company recorded restructuring and other related charges of approximately $0.7 million, primarily due to decreases in its estimated sub-lease income in connection with the restructuring plans previously announced.

      In connection with the restructuring plan implemented in the second quarter of 2003, the Company recorded restructuring and other related charges of approximately $1.4 million. This restructuring action resulted in the termination of 40 employees. This restructuring action was due to the skill sets of certain employees not matching the Company’s current business requirements and due to a significant decline in the demand for the Company’s services in its Financial Services business unit through the second quarter of 2003.

      In connection with the restructuring plans implemented in 2002, the Company recorded restructuring and other related charges of approximately $66.9 million during 2002, of which $54.2 million was recorded in the first nine months of 2002. The 2002 restructuring plans resulted in the termination of 863 employees. The restructuring plans also included discontinuing operations in Japan, closing offices in Houston and Denver and consolidating office space in other cities where the Company had excess office space. Restructuring charges of $662,000 related to the Company’s Japan subsidiary was reported in the Company’s loss from discontinued operations for 2002. Estimated costs for the consolidation of facilities are composed of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space, leasehold improvement write-downs, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 391,000 square feet.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accruals for restructuring and other related activities as of, and for, the nine months ended September 30, 2003 and 2002 were as follows (in thousands):

				Utilized
	Balance	Additional	Additional			Balance
	12/31/02	Charge-Q2	Charge-Q3	Non-Cash	Cash	9/30/03

Workforce	$5,133	$1,612	$(40)	$(16)	$(6,337)	$352
Facilities	68,443	(214)	777	(2,003)	(21,272)	45,731

	$73,576	$1,398	$737	$(2,019)	$(27,609)	$46,083

Current accrued restructuring costs						21,772

Non-current accrued restructuring costs						$24,311

					Utilized
	Balance	Additional	Additional	Additional			Balance
	12/31/01	Charge-Q1	Charge-Q2	Charge-Q3	Non-Cash	Cash	9/30/02

Workforce	$1,635	$12,967	$3,100	$(533)	$—	$(16,029)	$1,140
Facilities	51,705	34,981	6,153	(3,736)	(2,495)	(15,519)	71,089
Depreciable assets	—	787	525	—	(1,312)	—	—

	$53,340	$48,735	$9,778	$(4,269)	$(3,807)	$(31,548)	$72,229

Current accrued restructuring costs							29,685

Non-current accrued restructuring costs							$42,544

      The remaining accrued restructuring costs are $46.1 million at September 30, 2003, of which the cash portion is $42.2 million. The cash outlay over the next 12-month period is expected to be $19.8 million.

7.     Income Taxes

      The Company has deferred tax assets which have arisen primarily as a result of net operating losses incurred in 2001 and 2002 and the first two quarters of 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses and uncertainty as to the extent and timing of profitability in future periods, the Company recorded additional valuation allowances of $2.4 million and $4.9 million for the three and nine months ended September 30, 2003, respectively, resulting in a full valuation allowance of approximately $120.7 million on deferred tax assets as of September 30, 2003. For the first three quarters of 2003, the Company recorded an income tax provision of approximately $930,000 primarily related to foreign and state tax obligations. The Company recorded an income tax benefit of approximately $18.8 million for the first three quarters of 2002, of which $17.2 million related to the enactment of “The Job Creation and Worker Assistance Act of 2002” enacted March 9, 2002, which allowed the Company to carry back its tax net operating loss for U.S. federal purposes for an additional three years. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During the three and nine months ended September 30, 2002, the Company recognized approximately $0 and $204,000, respectively, in net revenues from consulting services provided to Sapient S.p.A. In addition to recognizing revenue for services provided to Sapient S.p.A., the Company reduced its general and administrative expenses by approximately $11,000 and $119,000 for start-up and administrative services billed to the joint venture for the three and nine months ended September 30, 2002. No amounts were recognized as revenue or reductions to general and administrative expenses for the first three quarters of 2003. The Company had no material receivables or payables outstanding with this entity at September 30, 2003 and December 31, 2002.

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

      The Company does not allocate certain selling and marketing and general and administrative expenses to its business unit segments in the United States, as these activities are managed separately from the business units. The Company did not allocate the costs associated with the 2002 restructuring plans across its operating segments for internal measurement purposes, given that the majority of the restructuring costs represented consolidation of facilities. The Company did allocate the costs associated with the restructuring activity in the second quarter of 2003 across its operating segments, due to the specific identification of terminated employees to their respective individual operating segment. The Company did not allocate the restructuring and other related charges recorded in the third quarter of 2003 across its operating segments as these charges resulted primarily from changes in estimated sub-lease income in connection with restructuring plans announced in 2001 and 2002. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker, therefore, the Company has not disclosed asset information for each operating segment.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tables below present the service revenues and operating income (loss) attributable to these operating segments for the periods presented in the consolidated statements of operations (in thousands).

For the Three Months Ended September 30, 2003 and 2002:

For the Three Months
Ended	Financial	Public	Automotive/	Consumer/	Technology/	United
September 30, 2003	Services	Services	Industrial	Transportation	Communications	Kingdom	Germany	Sub-Total

Service revenues	$4,461	$7,334	$3,986	$1,964	$4,611	$12,392	$3,897	$38,645
Operating income (loss)	$2,292 (1)	$1,745 (1)	$1,150 (1)	$549 (1)	$1,602 (1)	$409	$328	$8,075	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$38,645	$6,016	$—		$44,661
Operating income (loss)	$8,075 (1)	$2,532 (1)	$(9,293	)(2)	$1,314 (2)

For the Three
Months Ended	Financial	Public		Automotive/	Consumer/	Technology/	United
September 30, 2002	Services	Services		Industrial	Transportation	Communications	Kingdom	Germany	Sub-Total

Service revenues	$7,718	$6,549		$3,691	$3,464	$4,560	$8,790	$2,796	$37,568
Operating income (loss)	$27 (1)	$(30	)(1)	$1,033 (1)	$190 (1)	$52 (1)	$(1,266)	$(826)	$(820	)(1)

	Sub-Total		All	Reconciling		Consolidated
	Reportable Segments		Other	Items		Totals

Service revenues	$37,568		$5,474	$—		$43,042
Operating income (loss)	$(820	)(1)	$2,228 (1)	$(10,378	)(2)	$(8,970	)(2)

For the Nine Months Ended September 30, 2003 and 2002:

For the Nine
Months Ended	Financial	Public	Automotive/	Consumer/	Technology/	United
September 30, 2003	Services	Services	Industrial	Transportation	Communications	Kingdom	Germany	Sub-Total

Service revenues	$13,737	$20,314	$11,332	$7,350	$16,220	$37,969	$10,370	$117,292
Operating income (loss)	$4,756 (1)	$4,749 (1)	$3,562 (1)	$1,768 (1)	$3,870 (1)	$(2,557)	$861	$17,009	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$117,292	$15,654	$—		$132,946
Operating income (loss)	$17,009 (1)	$5,634 (1)	$(29,169	)(2)	$(6,526	)(2)

For the Nine
Months Ended	Financial	Public		Automotive/	Consumer/	Technology/		United
September 30, 2002	Services	Services		Industrial	Transportation	Communications		Kingdom	Germany	Sub-Total

Service revenues	$34,170	$15,981		$11,410	$9,491	$10,850		$26,628	$8,579	$117,109
Operating income (loss)	$3,531 (1)	$(3,160	)(1)	$2,262 (1)	$584 (1)	$(2,258	)(1)	$(2,614)	$(2,868)	$(4,523	)(1)

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Sub-Total		All	Reconciling		Consolidated
	Reportable Segments		Other	Items		Totals

Service revenues	$117,109		$14,797	$—		$131,906
Operating income (loss)	$(4,523	)(1)	$1,215 (1)	$(216,759	)(2)	$(220,067	)(2)

(1)	The business unit segment operating income (loss) reflects only the direct controllable expenses of each business unit segment. For the Company’s United States business units, it does not represent the total operating results for each such business unit, because it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Represents consolidated income (loss) before income taxes and net equity income (loss) from investees. Adjustments that are made to the total of the segments’ operating income (loss) in order to arrive at consolidated income (loss) before income taxes and net equity income (loss) from investees include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Unallocated restructuring and other related charges	$737	$(4,269)	$737	$54,244
Impairment of goodwill and intangible assets	—	—	—	107,430
Amortization of intangible assets	319	598	1,644	3,730
Stock-based compensation	332	1,358	1,021	2,697
Other (income) expense	(1,485)	246	(1,289)	(1,513)
Interest income	(385)	(975)	(1,491)	(3,388)
Unallocated expenses	9,775 (3)	13,420 (3)	28,547 (3)	53,559 (3)

	$9,293	$10,378	$29,169	$216,759

(3)	Includes corporate selling and marketing and general and administrative costs.

10.     Geographic Data

      Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated statements of operations and the consolidated balance sheets (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Service revenues:
United States	$26,530	$28,617	$79,558	$90,849
International	18,131	14,425	53,388	41,057

Total service revenues	$44,661	$43,042	$132,946	$131,906

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	December 31,
	2003	2002

Long-lived assets:
United States	$9,959	$16,862
International	6,500	8,786

Total long-lived assets	$16,459	$25,648

      For the three and nine months ended September 30, 2003, Sapient Limited, the Company’s UK subsidiary, had revenues of $12.4 million and $38.0 million, respectively, or 68% and 71%, respectively, of total international revenues.

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

      On March 21, 2003, HWT issued 526,190 shares of its common stock to an executive officer of HWT in connection with the executive’s initial employment with HWT. Of these 526,190 shares, 50,000 were issued as restricted stock under the executive’s employment agreement, and the remaining shares were purchased by the executive for $1.05 per share in cash. The restricted shares vest ratably over a period of four years. The stock-based compensation charge for the restricted stock award will be approximately $3,300 per quarter for the next 14 quarters. The Company’s ownership percentage in HWT was reduced to 79.5% as a result of the March 2003 issuance. The Company recorded a gain of $365,000, as a result of the change in equity interest resulting from the stock issuance to the executive. The Company accounted for this gain as a component of stockholders’ equity due to losses incurred by HWT since inception.

12.     Goodwill

      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), beginning January 1, 2002, the Company ceased amortization of goodwill, which was approximately $101.8 million at that time. The Company performed an impairment review of its goodwill as of January 1, 2002, under the transitional provisions of SFAS 142. The Company identified its reporting units, allocated assets and liabilities to the reporting units and performed impairment tests on the goodwill associated with each of the reporting units by comparing the reporting units’ book value to their estimated fair value. Assets and liabilities, including goodwill, were allocated to reporting units based on factors such as specific identification, percentage of revenue and headcount. The fair value of the reporting units was estimated considering a market multiple of revenue approach. During the second quarter of 2002, the Company completed the transitional impairment test of goodwill and concluded that no impairment of the goodwill had occurred as of January 1, 2002. By June 30, 2002, the Company’s stock price declined significantly from January 1, 2002, at which point the Company’s market capitalization, based on the Company’s stock price, was below its book value, and it was

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined that an interim goodwill impairment test should be performed. The Company’s stock price at January 2, 2002 was $7.25 per share and declined to $1.06 per share at June 28, 2002. Based on the analysis at June 30, 2002, the carrying amount of all reporting units exceeded their fair values and a goodwill impairment charge of $101.8 million, representing 100% of the goodwill balance, was recognized in the statement of operations under the caption, “Impairment of goodwill and intangible assets,” for the nine months ended September 30, 2002.

13.     Intangible Assets

      The following is a summary of intangible assets as of September 30, 2003 and December 31, 2002 (in thousands):

	September 30, 2003

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Amortizable intangible assets
Marketing assets and customer lists	$2,620	$(2,587)	$33
Employment agreements	1,000	(1,000)	0
Customer contracts	1,439	(240)	1,199
Developed technology	12,110	(12,056)	54

Total	$17,169	$(15,883)	$1,286

	December 31, 2002

	Gross Carrying	Accumulated	Impairment	Net Book
	Amount	Amortization	Charge	Value

Amortizable intangible assets
Marketing assets and customer lists	$4,100	$(2,481)	$(1,519)	$100
Employment agreements	1,000	(778)	—	222
Customer contracts	—	—	—	—
Developed technology	16,160	(10,980)	(4,116)	1,064

Total	$21,260	$(14,239)	$(5,635)	$1,386

      Amortization expense related to the intangible assets was $319,000 and $598,000 for the third quarter of 2003 and 2002, respectively, and $1.6 million and $3.7 million for the first three quarters of 2003 and 2002, respectively. Amortization expense related to intangible assets is expected to be $129,000 for the fourth quarter of 2003 and $515,000, $515,000 and $128,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

14.     Discontinued Operations

      On October 25, 2002, as a result of the decline in the demand for advanced technology consulting services in Japan and the resulting declines in Sapient KK’s service revenues, the Company announced that it would discontinue its Sapient KK operations in Japan. In December 2002, Sapient KK ceased its operating activities and the Japan office was closed.

      In accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted by the Company on January 1, 2002, the results of operations of a component of an entity that either have been disposed of or are classified as held for sale shall be reported in discontinued operations if both of the following conditions are met: (a) the operations

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction; and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. A component of an entity that will be abandoned through the liquidation or run-off of operations shall be classified as discontinued operations when operations cease. SFAS 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 (APB 30), “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 retains the basic provisions of APB 30 for the presentation of discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Prior to the adoption of SFAS 144 in 2002, under the rules of APB 30, the Company would not have classified Japan as discontinued operations.

      Japan’s operating results for 2002 have been collapsed and reclassified into a single line item under the caption “Loss from discontinued operations.” The table below presents the carrying amount of Sapient KK’s assets and liabilities, which are included in the Company’s consolidated balance sheets at September 30, 2003 and December 31, 2002 (in thousands):

	September 30,	December 31,
	2003	2002

Assets:
Current assets	$—	$447
Other assets	—	1,061

Total assets	—	1,508
Liabilities:
Current liabilities	—	167

Net assets	$—	$1,341

      The table below presents service revenues and pre-tax loss from discontinued operations for the three and nine months ended September 30, 2002 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2002

Service revenues	$558	$2,197
Pre-tax loss from discontinued operations	$(1,855)	$(2,932)

15.     New Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is required to be applied to preexisting entities of the Company for the first reporting period after December 15, 2003. FIN 46 is required to be applied to all new entities with which the Company becomes involved beginning February 1, 2003. The Company adopted FIN 46 in the third quarter of 2003. The adoption of FIN 46 did not have a significant impact on the Company. Due to the dissolution of the Company’s Italian joint venture on July 2, 2003, the Company does not currently have any variable interest entities.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2003, the FASB issued SFAS No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 requires that certain financial instruments that, under previous guidance, could be accounted for as equity be classified as a liability in the balance sheet. For public companies, the statement is effective immediately for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 in the third quarter of 2003. The adoption of SFAS 150 did not have any impact on the Company.

16.     Restatement of Quarterly Financial Statements

      The Company has restated its consolidated financial statements for the first and second quarters of 2003 and the first six months of 2003 to correct the amount of interest income recorded in these periods. These corrections were required because the Company inadvertently did not amortize premiums paid for some of the bonds in its marketable investment portfolio. The Company has filed amendments to its Quarterly Reports on Form 10-Q for the first and second quarters of 2003 to reflect these corrections. For the first quarter of 2003, the Company reduced its interest income by $337,000, including $170,000 relating to the year ended December 31, 2002. The amount related to 2002 was not material to the financial results of 2002 or the anticipated financial results for 2003 and, therefore, has been included in the adjustment for the first quarter of 2003. For the second quarter of 2003, the Company reduced its interest income by $188,000. The restatements do not materially impact any items on the Company’s consolidated balance sheets as of March 31, 2003 and June 30, 2003. The effect of these restatements is reflected in the results of operations for the first nine months of 2003.

SAPIENT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

      Sapient is a leading business consulting and technology services firm that plans, designs, implements and manages information technology to improve business performance for Global 2000 clients. Sapient was founded in 1991 based on a single promise — to deliver the right business results on time and on budget. Our fixed-price/fixed-time model, combined with our industry, design, technology and process expertise, provides clients with the highest business value at the lowest total cost of ownership. Our integrated delivery centers are located across the United States and in Canada, the United Kingdom, Germany and India.

      The market for advanced technology consulting services declined significantly in 2001 and 2002, but began to stabilize and modestly improve in the second half of 2003. We have seen stabilization and some modest growth in our service revenues, beginning in the third quarter of 2002. For the first three quarters of 2003, our service revenues were $132.9 million, compared to $131.9 million for the comparative period of 2002. As a result of restructuring and other cost cutting actions beginning in 2001, our loss from continuing operations decreased from $201.6 million for the first three quarters of 2002 to $7.5 million for the comparative period of 2003, and we achieved net income of $1.0 million in the third quarter of 2003. Our loss from continuing operations for the first three quarters of 2002 included a $107.4 million charge for the impairment of goodwill and intangible assets. Our cash used in operations for the first three quarters of 2003 was $32.0 million, including $27.6 million used for previously recorded restructuring actions, compared to $53.1 million for the first three quarters of 2002, including $31.5 million used for previously recorded restructuring actions. We have accrued restructuring costs, primarily related to vacated facilities recorded in prior years, of $46.1 million at September 30, 2003. Our cash, cash equivalents, restricted cash and marketable investments at September 30, 2003 were $157.8 million. We believe that our existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet our working capital, capital expenditure, restructuring and stock repurchase program requirements for at least the next 12 months. However, if the recent stabilization in the demand for our services does not continue and we suffer declines in our service revenues, we may incur additional losses and negative cash flows, and these could be significant.

      We have begun to see modest growth in the demand for our services and improvement in our pipeline of potential business. Our service revenues for the third quarter of 2003 increased 1% from the second quarter of 2003, which increased 1% from the first quarter of 2003. Our annualized service revenues per billable employee were $149,000 for the third quarter of 2003, compared to $151,000 for the first and second quarters of 2003. Our utilization rate for the third quarter of 2003 was 73%, compared to 73% and 70% for the first and second quarters of 2003, respectively. We are focused on increasing recurring revenues as a percentage of total revenues. Recurring revenues include application management services, which grew 28% from the second quarter of 2003 to the third quarter of 2003, and represented 16% of total service revenues in the third quarter of 2003. We expect that application management services will continue to grow, but at a lower rate on a long-term basis. On October 23, 2003, in a conference call announcing our financial results for the third quarter of 2003, we estimated that our service revenues for the fourth quarter of 2003 would be in the range of $46.0 to $48.0 million, based on our then-current revenue projections.

      As a result of the modest growth in the demand for our services, we expect to increase the number of our project personnel in order to maintain effective staffing levels. In addition, we are working to reduce our turnover from its current level of 23% to our target level of 15% or below, which will further our efforts to achieve the desired staffing mix. Currently, we are retaining subcontractors in certain cases to fill specific project needs, but we expect this practice to decline over time as we hire and train new project personnel. If we are not successful in maintaining effective staffing levels, our ability to achieve our service revenue and profitability objectives may be adversely affected.

      Throughout 2002 and to date in 2003, we also achieved continual reductions in our project personnel costs (before reimbursable expenses), selling and marketing costs and general and administrative costs. The total of our project personnel costs (before reimbursable expenses), selling and marketing costs and general and administrative costs declined from $47.1 million for the first quarter of 2003 to $46.6 million and $43.8 million for the second and third quarters of 2003, respectively. These costs declined significantly from the third quarter of 2002, during which period they were $55.0 million. On October 23, 2003, in a conference call announcing our financial results for the third quarter of 2003, we estimated that these costs for the fourth quarter of 2003 would be in the range of $45.0 to $47.0 million, based on our then-current cost projections.

      Although we are seeing signs of modest growth in our business, the economic outlook is still uncertain. We believe that technology spending by large companies demonstrated signs of improvement in the third quarter of 2003, however, we cannot predict when the market for technology consulting services will significantly improve. When the market does improve significantly, we cannot predict whether, and to what extent, the demand for our services will increase. Any decline in our service revenues will have a significant impact on our financial results, particularly because a significant portion of our operating costs (such as personnel, rent and depreciation) are fixed in advance of a particular quarter. As a result, despite cost savings realized from our restructuring plans, our costs for project personnel, sales and marketing and general and administrative could increase as a percentage of revenues, thereby affecting our operating results.

      Our Globally Distributed DeliverySM (GDD) methodology continues to increase in importance. We created this proprietary methodology in 2000, which allows us to provide high-quality solutions using accelerated 24-hour work schedules, by utilizing India’s highly skilled technology specialists, lower costs and the time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services. The billable days, or level of effort, incurred by our India people as a percentage of total company billable days increased from 49% for the first quarter of 2003 to 53% for the second and third quarters of 2003. For the third quarter of 2003, projects with a GDD component accounted for 54% of our total service revenues, which has increased from 51% and 50% for the first and second quarters of 2003, respectively. Our utilization rate for our India people was 80% for the third quarter of 2003, as compared to 84% and 78% for the first and second quarters of 2003, respectively.

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

•	Revenue Recognition and Allowance for Doubtful Accounts. We recognize all of our revenue from the provision of professional services under written service contracts with our clients. We derive a significant portion of our revenue from fixed-price, fixed-time contracts. Revenue generated from fixed-price contracts, with the exception of application management service contracts, is recognized based on the ratio of labor hours incurred to estimated total labor hours. This method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. Revenue generated from fixed-price application management service contracts is recognized ratably over the contract term. Revenue from time-and-materials contracts is recognized as services are provided. Our project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, resulting in revisions to the amount of recognized revenue for a contract. Certain contracts provide for revenue to be earned based upon the achievement of certain business results. Revenue is recognized when such business results are achieved, including $847,000 of revenue recognized in the first three quarters of 2003.

Revenue from multiple element arrangements is accounted for under EITF Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” For these arrangements, we evaluate all deliverables in the contract to determine whether they represent separate units of accounting. We then measure and allocate the consideration from the arrangement to the separate units of accounting, if applicable. This evaluation is performed at the inception of the arrangement and as each item in the arrangement is delivered, and involves significant judgments regarding the nature of the services and deliverables being provided and whether these services and deliverables can reasonably be divided into the separate units of accounting. In the second quarter of 2003, we entered into a preferred partnership with a client for a three-year period. We performed a detailed assessment of the contract terms and deliverables and we determined that the multiple deliverables could not be separated into individual units of accounting. We concluded that revenue should be recognized on a straight line basis over the term of the contract.

If we do not accurately estimate the resources required or the scope of work to be performed for a contract or we do not manage the project properly within the planned time period, then we may recognize a loss on the contract. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. We have been required to commit unanticipated additional resources to complete projects in the past, which has resulted in lower than anticipated profitability or losses on those contracts. We expect that we will experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the process, which could result in a fixed price that turns out to be too low and could cause us to realize a lower than anticipated profitability or suffer a loss on those projects.

We recognize revenue for services only in those situations where collection from the client is probable. We establish billing terms at the time project deliverables and milestones are agreed. Our normal payment terms are 30 days from invoice date. Earnings recognized in excess of the amounts invoiced to clients are classified as unbilled revenues. Amounts invoiced to clients in excess of revenue recognized are classified as deferred revenues. Our project delivery and business unit finance personnel continuously monitor timely payments from our clients and assess any collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection and write-off experience, current trends, credit policy, detailed analysis of specific client situations and percentage of our accounts receivable by aging category. While such credit losses have historically been within our expectations and the allowances we established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could result in lower than anticipated profitability or losses on those contracts affected by client payment issues.

•	Accounting for Income Taxes. We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses incurred in 2001 and 2002 and in the first three quarters of 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2001 and 2002 and in the first three quarters of 2003, and uncertainty as to the extent and timing of profitability in future periods, we have continued to record a full valuation allowance, which was approximately $120.7 million as of September 30, 2003. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made.

•	Valuation of Long-Lived Assets. In accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Factors we consider important which could trigger an impairment review include:

•	significant underperformance relative to historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

If such circumstances exist, we evaluate the carrying value of long-lived assets, other than goodwill, to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. We determined that an impairment test of long-lived assets at June 30, 2002 was necessary due to the significant decline in our market capitalization, as determined by our stock price. We determined as a result of this test that the expected undiscounted cash flows related to our long-lived asset groups would not recover the carrying value of the assets over their remaining useful lives. Accordingly, we compared the carrying amounts of our long-lived assets to their estimated fair values. Fair values were estimated using methods such as estimated replacement cost and relief from royalty. Based on the analysis at June 30, 2002, the fair values of certain intangible assets were below their carrying values and an impairment charge of $5.6 million was recognized in the statement of operations under the caption “Impairment of goodwill and intangible assets” for the nine months ended September 30, 2002. The valuation of long-lived assets requires significant estimates and assumptions, including fair value estimates such as estimated replacement cost and relief from royalty. These estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. If different estimates, assumptions or projections were used, it is reasonably possible that our analysis would have generated materially different results.

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” beginning January 1, 2002, we ceased amortization of goodwill, which was approximately $101.8 million at that time. We performed an impairment review of our goodwill as of January 1, 2002, under the transitional provisions of SFAS 142. We identified our reporting units, allocated assets and liabilities to the reporting units and performed impairment tests on the goodwill associated with each of the reporting units by comparing the reporting units’ book value to their estimated fair value. Assets and liabilities, including goodwill, were allocated to reporting units based on factors such as specific identification, percentage of revenue and headcount. The fair value of the reporting units was estimated considering a market multiple of revenue approach. During the second quarter of 2002, we completed the transitional impairment test of goodwill and concluded that no impairment of the goodwill had occurred as of January 1, 2002. By June 30, 2002, our stock price had declined significantly from January 1, 2002, at which point our market capitalization, based on our stock price, was below our book value, and we determined that an interim goodwill impairment test should be performed. Our stock price at January 2, 2002 was $7.25 per share and declined to $1.06 per share at June 28, 2002. Based on the analysis at June 30, 2002, the carrying amount of all reporting units exceeded their fair values and a goodwill impairment charge of $101.8 million, representing 100% of the goodwill balance, was recognized in the statement of operations under the caption “Impairment of goodwill and intangible assets” for the nine months ended September 30, 2002. The valuation of long-lived assets requires significant estimates and assumptions, including fair value estimates of reporting units based on a market multiple of revenue approach. These estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. If different estimates or adjustments were used, it is reasonably possible that our analysis would have generated materially different results.

•	Restructuring and Other Related Charges. We established exit plans for each of the restructuring activities which took place in 2001 and 2002 and accounted for these plans in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” These exit plans required that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. We specifically identified all employees that were to be terminated and notified them in the quarter the related restructuring was recorded. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space being vacated and related costs, leasehold improvement write-downs, offset by estimated sub-lease income. We review on a regular basis our sub-lease assumptions. These estimates include anticipated rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. If the rental markets continue to change, our sub-lease assumptions and space requirements may not be accurate and it is possible that changes in these estimates could materially affect our financial condition and results of operations. SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 supersedes the guidance in EITF Issue No. 94-3. Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 includes a rebuttable presumption that if an entity has a past practice of providing similar termination benefits to employees, the benefit arrangement is presumed to be an ongoing benefit arrangement that should be accounted for under SFAS 112, “Employers’ Accounting for Postemployment Benefits.” SFAS 112 prescribes the accounting for the estimated cost of benefits, including severance benefits, provided by an employer to former or inactive employees after employment but before retirement. A liability is recognized when the severance amounts relate to prior services rendered, the payment of the amount is probable and the amount can be reasonably estimated. Since the second quarter of 2003, we have accounted for severance-related restructuring charges in accordance with SFAS 112 because we have a history of paying similar severance benefits since 2001. We have not recorded any liability related to other post employment benefits, as of September 30, 2003, since the amounts are neither probable nor reasonably estimable.

Our remaining cash lease commitments related to restructured facilities are approximately $68.3 million, of which 55% is accrued in the accompanying consolidated balance sheet, and the remaining 45% relates to sub-lease assumptions. We have entered into signed sub-lease arrangements for approximately $9.4 million, with the remaining $21.6 million for future estimated sub-lease arrangements. If the estimated sub-lease dates were to be extended by six months, based on our current estimates, we would potentially have to recognize an additional $2.1 million in our statement of operations for restructuring and other related charges.

•	Contingent Liabilities. We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $2.5 million and various administrative audits, each of which have arisen in the ordinary course of our business. We have an accrual at September 30, 2003 of approximately $192,000 related to certain of these items. We intend to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts we have previously accrued.

Results of Operations

      The following table sets forth the percentage of our service revenues of items included in our consolidated statements of operations:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Service revenues	100%	100%	100%	100%
Reimbursable expenses	5	4	5	5

Total gross revenues	105	104	105	105

Operating expenses:
Project personnel costs, before reimbursable expenses	56	73	61	80
Reimbursable expenses	5	4	5	5

Total project personnel costs	61	77	66	85
Selling and marketing costs	10	15	10	15
General and administrative costs	31	41	32	48
Restructuring and other related charges (credits)	2	(10)	2	41
Impairment of goodwill and intangible assets	—	—	—	82
Amortization of intangible assets	1	1	1	3
Stock-based compensation	1	3	1	2

Total operating expenses	106	127	112	276

Loss from operations	(1)	(23)	(7)	(171)
Gain on equity investment change in interest	—	—	—	1
Other income	3	—	1	—
Interest income	1	2	1	3

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Income (loss) before income taxes and net equity loss from investees	3	(21)	(5)	(167)
Income tax provision (benefit)	1	0	1	(14)

Income (loss) before net equity loss from investees	2	(21)	(6)	(153)
Net equity income (loss) from investees	—	—	—	—

Income (loss) from continuing operations	2	(21)	(6)	(153)
Loss from discontinued operations	—	(4)	—	(2)

Net income (loss)	2%	(25)%	(6)%	(155)%

Service Revenues

      Service revenues for the third quarter of 2003 increased 4% from service revenues for the third quarter of 2002, and increased 1% for the first three quarters of 2003 from the comparable period in 2002, due to a modest increase in the demand for our services and an improvement in our billable utilization. We have experienced modest sequential increases in our service revenues over the first three quarters of 2003. The percentage of our service revenues attributable to application management services is also increasing, growing to 16% of our total service revenues for the third quarter of 2003 compared to 7% for the third quarter of 2002.

      For the third quarter of 2003, our five largest clients accounted for approximately 22% of our service revenues in the aggregate, compared to 24% for the third quarter of 2002. For the first nine months of 2003, our five largest clients accounted for approximately 24% of our service revenues in the aggregate, compared to 21% for the same period in 2002. During these periods, no client accounted for more than 10% of revenues.

Project Personnel Costs, Before Reimbursable Expenses

      Project personnel costs, before reimbursable expenses, consist principally of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client, and represent the most significant expense we incur in providing our services. Project personnel costs, before reimbursable expenses, decreased as a percentage of revenues from 73% and 80% for the three and nine months ended September 30, 2002, respectively, to 56% and 61% for the three and nine months ended September 30, 2003, respectively, due to restructuring and cost-saving actions taken during 2002 and an increase in our billable utilization rate from 60% and 54% for the three and nine months ended September 30, 2002, respectively, to 73% and 72% for the three and nine months ended September 30, 2003, respectively. The absolute decrease in project personnel costs for the first three quarters of 2003 compared to the same period in 2002 was due to a decrease in the number of project personnel from 1,248 at September 30, 2002 to 1,157 at September 30, 2003 and our cost cutting actions.

Selling and Marketing Costs

      Selling and marketing costs consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional costs. Selling and marketing costs decreased as a percentage of revenues from 15% for the three and nine months ended September 30, 2002 to 10% for the three and nine months ended September 30, 2003. This percentage decrease was primarily due to our restructuring and cost-saving actions taken during 2002. The absolute decrease in selling and marketing costs for the first three quarters of 2003 compared to the same period in 2002 was primarily due to a decrease in the number of selling and marketing personnel from 74 at September 30, 2002 to 47 at September 30, 2003.

General and Administrative Costs

      General and administrative costs relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, recruiting, training and administrative groups, and depreciation and occupancy expenses. General and administrative costs decreased as a percentage of revenues from 41% and 48% for the three and nine months ended September 30, 2002, respectively, to 31% and 32% for the three and nine months ended September 30, 2003, respectively, due primarily to restructuring and other cost-saving actions taken during 2002. The absolute decrease in general and administrative costs for the first three quarters of 2003 compared to the same period in 2002 was primarily due to a decrease in the number of general and administrative personnel, occupancy costs, and depreciation costs related to our restructuring actions. General and administrative personnel decreased from 288 at September 30, 2002 to 245 at September 30, 2003. Our total headcount decreased from 1,610 at September 30, 2002 to 1,449 at September 30, 2003. Total occupancy at September 30, 2003 was approximately 326,000 square feet, compared to approximately 388,000 square feet at September 30, 2002.

Restructuring and Other Related Charges

      As a result of the decline in the demand for advanced technology consulting services that began in the second half of 2000, we implemented restructurings of our workforce and operations beginning in 2001. In the third quarter of 2003, we recorded restructuring and other related charges of approximately $0.7 million, due primarily to decreases in our estimated sub-lease income in connection with the restructuring plans previously announced.

      In connection with the restructuring plan implemented in the second quarter of 2003, we recorded restructuring and other related charges of approximately $1.4 million. This restructuring action resulted in the termination of 40 employees. This restructuring action was due to the skill sets of certain employees not matching our current business requirements and due to a significant decline in the demand for our services in our Financial Services business unit through the second quarter of 2003.

      In connection with the restructuring plans implemented in 2002, we recorded restructuring and other related charges of approximately $66.9 million during 2002, of which $54.2 million was recorded in the first nine months of 2002. The 2002 restructuring plans resulted in the termination of 863 employees. The restructuring plans also included discontinuing operations in Japan, closing offices in Houston and Denver and consolidating office space in other cities where we had excess office space. Restructuring charges of $662,000 related to the Company’s Japan subsidiary was reported in our loss from discontinued operations for 2002. Estimated costs for the consolidation of facilities are composed of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space, leasehold improvement write-downs, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 391,000 square feet.

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

      Accruals for restructuring and other related activities as of, and for, the nine months ended September 30, 2003 and 2002 were as follows (in thousands):

				Utilized
	Balance	Additional	Additional			Balance
	12/31/02	Charge-Q2	Charge-Q3	Non-Cash	Cash	9/30/03

Workforce	$5,133	$1,612	$(40)	$(16)	$(6,337)	$352
Facilities	68,443	(214)	777	(2,003)	(21,272)	45,731

	$73,576	$1,398	$737	$(2,019)	$(27,609)	$46,083

Current accrued restructuring costs						21,772

Non-current accrued restructuring costs						$24,311

					Utilized
	Balance	Additional	Additional	Additional			Balance
	12/31/01	Charge-Q1	Charge-Q2	Charge-Q3	Non-Cash	Cash	9/30/02

Workforce	$1,635	$12,967	$3,100	$(533)	$—	$(16,029)	$1,140
Facilities	51,705	34,981	6,153	(3,736)	(2,495)	(15,519)	71,089
Depreciable assets	—	787	525	—	(1,312)	—	—

	$53,340	$48,735	$9,778	$(4,269)	$(3,807)	$(31,548)	$72,229

Current accrued restructuring costs							29,685

Non-current accrued restructuring costs							$42,544

Amortization of Intangible Assets

      For the first three quarters of 2003, amortization of intangible assets consists primarily of amortization of marketing assets, customer lists, customer contracts and developed technology resulting from our acquisitions. The decrease in amortization of intangible assets for the first three quarters of 2003 relative to the comparable period from the prior year was primarily related to the impairment charge of $5.6 million recorded in the second quarter of 2002.

      In accordance with the provisions of SFAS 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” we determined that an impairment test of our long-lived intangible assets was necessary and was performed at June 30, 2002 due to the significant decline in our market value. Utilizing the lowest level of identifiable cash flows for each long-lived asset group, we determined that the expected undiscounted cash flows related to our long-lived asset groups would not recover the carrying value of the assets over their remaining useful lives. Accordingly, we compared the carrying amounts of our long-lived assets to their estimated fair values. Fair values were estimated using methods such as estimated replacement cost and relief from royalty. Based on the analysis at June 30, 2002, the fair values of certain intangible assets were below their carrying values and an impairment charge of $5.6 million was recognized in the statement of operations. Estimated amortization expense related to intangible assets is expected to be $129,000 for the fourth quarter of 2003 and $515,000, $515,000 and $128,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

Stock-Based Compensation

      Stock-based compensation consists of expenses for deferred compensation associated with the Human Code, Inc. (Human Code) and The Launch Group Aktiengesellschaft (TLG) acquisitions and certain grants of restricted stock that we made in 2002 and 2003. The decrease in stock-based compensation for the first three quarters of 2003 relative to the comparable periods in 2002 was primarily due to the reduction of deferred compensation during 2002 related to stock options and shares of restricted stock forfeited by people that ceased to be employed by the Company. In connection with the TLG acquisition, in July 2001, we issued

$10.0 million of restricted common stock to the former TLG employees continuing with the Company, of which $1.1 million remains in deferred compensation as of September 30, 2003. We expect this charge to be approximately $267,000 per quarter for the next four quarters, and $60,000 for the final quarter.

      In connection with the acquisition of Human Code, we assumed the outstanding options granted under the Human Code 1994 Stock Option/ Stock Issuance Plan. The options vest ratably over periods up to four years. We originally recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options, of which $25,000 remains in deferred compensation as of September 30, 2003. The remaining deferred compensation will be charged to operations at the rate of approximately $9,000 for the next two quarters, and $7,000 for the final quarter.

      On October 23, 2002, we granted 324,500 shares of restricted common stock to senior officers of the Company. Four of these senior executive officers have since left the Company and 77,500 shares were forfeited as a result. The remaining shares vest ratably over a period of four years. The stock-based compensation charge will be approximately $19,000 per quarter for the next 12 quarters, and $5,000 for the final quarter. On March 21, 2003, HWT issued 50,000 restricted shares of its common stock to an executive officer of HWT. The restricted shares vest ratably over a period of four years. The stock-based compensation charge will be approximately $3,300 per quarter for the next 14 quarters.

Gain on Equity Investment Change in Interest

      In May 2002, our equity ownership percentage in Dream Incubator, Inc. (DI) was diluted from approximately 17% to approximately 15.7%, as a result of a public offering of its common stock by DI. The dilution was due to the sale by DI of shares to new investors which occurred at a higher share price than we previously paid. We recorded a $1.8 million gain in the nine months ended September 30, 2002 as a result of the change in equity interest. In the fourth quarter of 2002, we ceased using the equity method of accounting for our investment in DI as a result of the dissolution of Sapient KK, which resulted in us unwinding our strategic partnership with DI and resigning our DI board seat.

Other Income (Expense)

      Other income (expense) primarily consists of realized gain and loss from disposition of our investment in shares of common stock of DI. In the third quarter of 2003, we realized a gain of approximately $1.5 million and net proceeds of approximately $5.4 million from the sale of shares of common stock we held in DI.

Interest Income

      Interest income is derived primarily from investments in U.S. government securities, tax-exempt, short-term municipal bonds and commercial paper. The decrease in interest income for the first three quarters of 2003 from the comparable period in 2002 was due to the decrease in the average cash and investment balances and lower interest rates, offset in part by transferring investment balances to higher interest bearing taxable securities.

Provision (Benefit) for Income Taxes

      We have deferred tax assets which have arisen primarily as a result of net operating losses in certain jurisdictions incurred in 2001 and 2002 and the first three quarters of 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses and uncertainty as to the extent and timing of profitability in future periods, we recorded additional valuation allowances of $2.4 million and $4.9 million for the three and nine months ended September 30, 2003, respectively, resulting in a full valuation allowance of approximately $120.7 million on deferred tax assets as of September 30, 2003. For the first three quarters of 2003, we recorded an income tax provision of approximately $930,000 primarily related to foreign and state tax obligations. We recorded an income tax benefit of approximately $18.8 million for the first three quarters of 2002, of which $17.2 million related to the enactment of “The Job Creation and Worker Assistance Act of 2002” enacted March 9, 2002, which allowed us to carry back our tax net operating loss for U.S. federal purposes for an additional three years. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

Net Equity Income (Loss) from Investees

      Net equity income from investees for the third quarter of 2002 was approximately $162,000, consisting of net equity income from Sapient S.p.A. of approximately $57,000 and from DI of approximately $105,000. Net equity loss from investees for the nine months ended September 30, 2002 was approximately $373,000, consisting of net equity losses from Sapient S.p.A. of approximately $506,000 and net equity income from DI of approximately $133,000. Our share of Sapient S.p.A.’s losses for the nine months ended September 30, 2002 included a restructuring charge recorded by Sapient S.p.A. of approximately $401,000.

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

Results by Operating Segment

      We are engaged in business activities which involve the provision of business and technology consulting services, primarily on a fixed-price basis. We have discrete financial data by operating segments available based on our method of internal reporting, which disaggregates our operations on a business unit basis for our United States operations and on a geographic basis for our international operations. Operating segments are defined as components of the Company concerning which separate financial information is available that is evaluated regularly by the chief operating decision maker. Management uses this information to manage resources and evaluate performance. Beginning with the fourth quarter of 2003, we have combined our Automotive and Industrial, Consumer and Transportation and Energy Services business units in the United States into one business unit called Automotive, Consumer and Energy, and we will report our results by operating segment accordingly.

      We do not allocate certain selling and marketing and general and administrative expenses to our business unit segments in the United States, as these activities are managed separately from the business units. We did not allocate the costs associated with the 2002 restructuring plans across our operating segments for internal measurement purposes, given that the majority of the restructuring costs represented consolidation of facilities. We did allocate the costs associated with the restructuring activity in the second quarter of 2003 across our operating segments due to the specific identification of terminated employees to their respective individual operating segment. We did not allocate the restructuring and other related charges recorded in the third quarter of 2003 across its operating segments as these charges resulted primarily from changes in estimated sub-lease income in connection with restructuring plans announced in 2001 and 2002. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker therefore we have not disclosed asset information for each operating segment.

      The tables below present the service revenues and operating income (loss) attributable to these operating segments for the periods presented in the consolidated statements of operations (in thousands).

For the Three Months Ended September 30, 2003 and 2002:

For the Three Months
Ended	Financial	Public	Automotive/	Consumer/	Technology/	United
September 30, 2003	Services	Services	Industrial	Transportation	Communications	Kingdom	Germany	Sub-Total

Service revenues	$4,461	$7,334	$3,986	$1,964	$4,611	$12,392	$3,897	$38,645
Operating income (loss)	$2,292 (1)	$1,745 (1)	$1,150 (1)	$549 (1)	$1,602 (1)	$409	$328	$8,075	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$38,645	$6,016	$—		$44,661
Operating income (loss)	$8,075 (1)	$2,532 (1)	$(9,293	)(2)	$1,314 (2)

For the Three Months
Ended	Financial	Public		Automotive/	Consumer/	Technology/	United
September 30, 2002	Services	Services		Industrial	Transportation	Communications	Kingdom	Germany	Sub-Total

Service revenues	$7,718	$6,549		$3,691	$3,464	$4,560	$8,790	$2,796	$37,568
Operating income (loss)	$27 (1)	$(30	)(1)	$1,033 (1)	$190 (1)	$52 (1)	$(1,266)	$(826)	$(820	)(1)

	Sub-Total		All	Reconciling		Consolidated
	Reportable Segments		Other	Items		Totals

Service revenues	$37,568		$5,474	$—		$43,042
Operating income (loss)	$(820	)(1)	$2,228 (1)	$(10,378	)(2)	$(8,970	)(2)

For the Nine Months Ended September 30, 2003 and 2002:

For the Nine Months
Ended	Financial	Public	Automotive/	Consumer/	Technology/	United
September 30, 2003	Services	Services	Industrial	Transportation	Communications	Kingdom	Germany	Sub-Total

Service revenues	$13,737	$20,314	$11,332	$7,350	$16,220	$37,969	$10,370	$117,292
Operating income (loss)	$4,756 (1)	$4,749 (1)	$3,562 (1)	$1,768 (1)	$3,870 (1)	$(2,557)	$861	$17,009	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$117,292	$15,654	$—		$132,946
Operating income (loss)	$17,009 (1)	$5,634 (1)	$(29,169	)(2)	$(6,526	)(2)

For the Nine Months
Ended	Financial	Public		Automotive/	Consumer/	Technology/		United
September 30, 2002	Services	Services		Industrial	Transportation	Communications		Kingdom	Germany	Sub-Total

Service revenues	$34,170	$15,981		$11,410	$9,491	$10,850		$26,628	$8,579	$117,109
Operating income (loss)	$3,531 (1)	$(3,160	)(1)	$2,262 (1)	$584 (1)	$(2,258	)(1)	$(2,614)	$(2,868)	$(4,523	)(1)

	Sub-Total		All	Reconciling		Consolidated
	Reportable Segments		Other	Items		Totals

Service revenues	$117,109		$14,797	$—		$131,906
Operating income (loss)	$(4,523	)(1)	$1,215 (1)	$(216,759	)(2)	$(220,067	)(2)

(1)	The business unit segment operating income (loss) reflects only the direct controllable expenses of each business unit segment. For the Company’s United States business units, it does not represent the total operating results for each such business unit, because it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Represents consolidated income (loss) before income taxes and net equity income (loss) from investees. Adjustments that are made to the total of the segments’ operating income (loss) in order to arrive at consolidated income (loss) before income taxes and net equity income (loss) from investees include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Unallocated restructuring and other related charges	$737	$(4,269)	$737	$54,244
Impairment of goodwill and intangible assets	—	—	—	107,430
Amortization of intangible assets	319	598	1,644	3,730
Stock-based compensation	332	1,358	1,021	2,697
Other (income) expense	(1,485)	246	(1,289)	(1,513)
Interest income	(385)	(975)	(1,491)	(3,388)
Unallocated expenses	9,775 (3)	13,420 (3)	28,547 (3)	53,559 (3)

	$9,293	$10,378	$29,169	$216,759

(3)	Includes corporate selling and marketing and general and administrative costs.

Service Revenues by Operating Segments

      Consolidated service revenues for the third quarter of 2003 increased 4% from service revenues for the third quarter of 2002. This was primarily due to increases in our United Kingdom, Germany and Public Services business units, offset by declines in our Financial Services and Consumer and Transportation business units. Our United Kingdom, Germany and Public Services business units’ service revenues for the third quarter of 2003 increased $3.6 million, $1.1 million and $0.8 million, respectively, from the third quarter of 2002, or 30% in total. These increases were primarily due to increased revenues from large government, healthcare and energy clients. Offsetting this increase, our Financial Services business unit’s service revenues decreased 42%, from $7.7 million for the third quarter of 2002 to $4.5 million for the third quarter of 2003, and our Consumer and Transportation business unit’s service revenues decreased 43%, from $3.5 million in the third quarter of 2002 to $2.0 million in the third quarter of 2003. The economic downturn that occurred in 2001 and 2002 significantly affected our clients in the financial services industry, and, as a result, many of our clients in this industry decreased or delayed expenditures for technology consulting services. However, we have begun to see improvements in technology spending in the financial services industry in the third quarter of 2003, and we expect service revenues for our Financial Services business unit to increase in the fourth quarter of 2003.

      Consolidated service revenues for the first three quarters of 2003 increased 1% from service revenues for the comparable period in 2002. This was primarily due to increases in our United Kingdom and Technology and Communications business units, partially offset by declines in our Financial Services business unit. Our United Kingdom and Technology and Communications business units’ service revenues for the first three quarters of 2003 increased $11.3 million and $5.4 million, respectively, from the first three quarters of 2002, or

45% in total. Offsetting this increase, our Financial Services business unit’s service revenues declined 60%, from $34.1 million for the first three quarters of 2002 to $13.7 million for the first three quarters of 2003.

      Within our business units, we expect that demand for our services in our Financial Services and Germany business units will improve in the fourth quarter of 2003 and that demand for our services in the Consumer and Automotive segments of our Automotive, Consumer and Energy business unit will decline slightly in the fourth quarter of 2003, in each case compared to the third quarter of 2003. We expect that the demand for our services in our other business units in the fourth quarter of 2003 will not change materially from the levels of demand in the third quarter of 2003.

Operating Income (Loss) by Operating Segments

      Operating income for our reportable segments increased significantly, to $8.0 million for the third quarter of 2003 from an operating loss of $0.8 million for the third quarter of 2002. In the third quarter of 2003, all of our reportable segments had profitable operating results. Our Financial Services, Public Services, United Kingdom, Technology and Communications and Germany business units all demonstrated improvements in operating results in the third quarter of 2003 as compared to the third quarter of 2002. Operating income for our reportable segments increased to $17.0 million for the first three quarters of 2003 from an operating loss of $4.5 million for the first three quarters of 2002. This increase was primarily due to our restructuring and cost cutting actions taken during 2002 and in the second quarter of 2003, and an increase in our billable utilization.

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

      Japan’s operating results for 2002 have been collapsed and reclassified into a single line item under the caption “Loss from discontinued operations.” The table below presents the carrying amount of Sapient KK’s assets and liabilities, which are included in our consolidated balance sheets at September 30, 2003 and December 31, 2002 (in thousands):

	September 30,	December 31,
	2003	2002

Assets:
Current assets	$—	$447
Other assets	—	1,061

Total assets	—	1,508
Liabilities:
Current liabilities	—	167

Net assets	$—	$1,341

      The table below presents service revenues and pre-tax loss from discontinued operations for the three and nine months ended September 30, 2002 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2002	September 30, 2002

Service revenues	$558	$2,197
Pre-tax loss from discontinued operations	$(1,855)	$(2,932)

Liquidity and Capital Resources

      We have primarily funded our operations with cash flows generated from operations from prior years and the proceeds from our public stock offerings. We invest our excess cash predominantly in instruments that are highly liquid, investment grade securities. At September 30, 2003, we had approximately $157.8 million in cash, cash equivalents, restricted cash and marketable investments, compared to $181.4 million at December 31, 2002.

      We have deposited approximately $15.4 million with various banks as collateral for letters of credit and performance bonds and have classified this cash as restricted on the accompanying consolidated balance sheet at September 30, 2003. The following summarizes our contractual obligations of non-cancelable operating leases, excluding restructured properties, for the remainder of 2003 and for each of the years ending December 31:

(In thousands)
2003	$2,229
2004	6,416
2005	3,291
2006	3,155
2007	2,676
Thereafter	9,199

      Cash used in operating activities was $32.0 million for first three quarters of 2003. This resulted primarily from a net loss of $7.5 million, decreases in accrued restructuring costs of $25.5 million, increases in restricted cash of $4.7 million, increases in unbilled revenues on contracts of $4.0 million and decreases in deferred revenues on contracts of $3.2 million, offset by net non-cash charges of $8.2 million, decreases in accounts receivable of $4.5 million and decreases in other assets of $1.5 million. Overall, the use of cash was primarily due to the market decline for advanced technology services, which resulted in a net loss, and payments related to our previously recorded restructuring actions. Also, our days sales outstanding (DSO) for accounts receivable decreased to 72 days for the third quarter of 2003 from 83 days and 79 days for the first and second quarters of 2003, respectively. The decrease was primarily due to better than expected collections in the third quarter of 2003. We expect DSO for the fourth quarter of 2003 to be in the range of 75-80 days, as announced in our conference call on October 23, 2003, because our governmental clients continue to be slower payers and the U.K. revenue has associated value added tax, which is included in the accounts receivable balance but not included in the revenue balance.

      Cash provided by investing activities was $17.9 million for the first three quarters of 2003. This was due primarily to maturities of short-term investments (net of purchases) of $13.7 million, proceeds from sale of investments of $6.9 million, offset by investments in consolidated subsidiary of $1.7 million and purchases of property and equipment of $1.1 million.

      Cash used in financing activities was $1.2 million for the first three quarters of 2003, as a result of repurchases of approximately 1.9 million shares of our common stock for $3.4 million under our stock repurchase program, offset by cash provided from the sale of common stock through our employee stock option and purchase plans of $1.8 million.

      The total cash outlay for the restructuring and other related activities implemented through September 30, 2003 is expected to be approximately $145.1 million. The remaining $25.2 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs and leasehold improvements for facilities being vacated. As of September 30, 2003, $102.9 million of cash had been used for restructuring and other related costs, of which $27.6 million had been expended during 2003. The following summarizes our estimated future restructuring and other related activities’ cash outlay for the remainder of 2003 and for each of the years ending December 31:

(In thousands)
2003	$5,769
2004	17,238
2005	6,742
2006	4,056
2007	1,898
Thereafter	6,501

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

      In May 2003, the FASB issued SFAS No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 requires that certain financial instruments that, under previous guidance, could be accounted for as equity be classified as a liability in the balance sheet. For public companies, the statement is effective immediately for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 in the third quarter of 2003. The adoption of SFAS 150 did not have any impact on the Company.

Risk Factors

      The following important factors, among others, could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.

The demand for business and technology consulting services weakened significantly in 2001 and 2002, and demand may remain weak if the current improvement in the economic climate does not continue.

      The market for our consulting services and the technologies used in our solutions has changed rapidly over the last four years. The market for advanced technology consulting services expanded dramatically during 1999 and most of 2000, but declined significantly in 2001 and 2002. Since the second half of 2000, many companies have experienced financial difficulties or uncertainty, and canceled or delayed spending on technology initiatives as a result. These companies typically are not demonstrating the same urgency regarding technology initiatives that existed during the economic expansion that stalled in 2000. This trend worsened for some companies following the September 11, 2001 terrorist attacks in the United States and the accounting scandals involving Enron, Worldcom and other companies. The economic uncertainty caused by recent military actions in Iraq further depressed technology spending. Although the economic climate began to show signs of improvement in the third quarter of 2003, this improvement may not continue for a meaningful period of time. If the economic climate does not improve significantly, large companies may continue to cancel or delay their business and technology consulting initiatives because of the weak economic climate, or for other reasons, and our business, financial condition and results of operations would be materially and adversely affected.

Our market is highly competitive and we may not be able to continue to compete effectively.

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

Our international operations and Globally Distributed Delivery model subject us to increased risk.

      We currently have offices in the United Kingdom, Germany, India and Canada. Our international operations are a significant percentage of our total revenues, and our Globally Distributed Delivery (GDD) model is a key component of our ability to successfully deliver our services. International operations are subject to inherent risks, including:

•	economic recessions in foreign countries;

•	fluctuations in currency exchange rates or impositions of restrictive currency controls;

•	political instability, war or military conflict;

•	changes in regulatory requirements;

•	complexities and costs in effectively managing multi-national operations and associated internal controls and procedures;

•	significant changes in United States immigration policies or difficulties in obtaining required immigration approvals for international assignments;

•	U.S. imposed restrictions on the import and export of technologies; and

•	reduced protection for intellectual property in some countries.

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

We have significant fixed operating costs, which may be difficult to adjust in response to unanticipated fluctuations in revenues.

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

We may lose money if we do not accurately estimate the costs of fixed-price engagements.

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

Our clients could unexpectedly terminate their contracts for our services.

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

We may be liable to our clients for damages caused by our services or by our failure to remedy system failures.

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

We have begun to put a portion of our fees at risk based on project results and may not earn these fees if we do not succeed.

      Our business model focuses heavily on delivering measurable business results for our clients, and increasingly we are aligning our interests with our client’s interests by putting a portion of our fees at risk, dependent on our client’s attainment of the business value we promised. Through the first nine months of 2003, we have recognized $847,000 of revenue by achieving previously agreed measurable business results. Our inability to deliver the business value that we have promised on a project could materially affect the profitability of that project, because we typically will incur the same level of project costs regardless of whether the promised business value is attained. We could also experience delays in revenue recognition or payment because the measurement of business value is often complex and may involve a verification process between us and our client. As a result, our failure to deliver the business value that we promise to our clients could materially affect our business, financial condition and results of operations.

If we do not attract and retain qualified professional staff, we may not be able to adequately perform our client engagements and could be limited in accepting new client engagements.

      Our business is labor intensive, and our success depends upon our ability to attract, retain, train and motivate highly skilled employees. Although we reduced our work force and slowed our hiring efforts beginning in 2001, and many specialized e-business and other business and technology companies did the same during this period, intense competition exists for certain employees who have specialized skills or significant experience in business and technology consulting. The modest improvement in demand for business and technology consulting services that began in the third quarter of 2003 has also increased the need for highly skilled employees. We may not be successful in attracting a sufficient number of these highly skilled employees. Furthermore, the industry turnover rates for these types of employees is high, and we may not be successful in retaining, training and motivating the employees we are able to attract. Our rate of voluntary turnover decreased slightly to 23% in the third quarter of 2003 from 24% in the second quarter of 2003, which is still above our targeted level of 15% or below, due to employees attending school, employees changing careers and increased travel requirements. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce and other resources. Our future success will depend on our ability to manage the levels and related costs of our workforce and other resources effectively. Almost all of our employees participate in one or more of our stock option plans as a component of long-term incentive compensation, and some of the stock options held by current employees have exercise prices that significantly exceed the recent trading range of our common stock. A future prolonged decline or low stock price could result in reduced incentives for employees and in increased turnover.

Businesses may decrease or delay their use of advanced technologies as a means for conducting commerce.

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

Our stock price is volatile and may result in substantial losses for investors.

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

Relatively small adjustments to our reported financial results could result in a restatement or public disclosure because our operating results are currently near break-even.

      In the third quarter of 2003, we had an operating loss of $0.6 million and net income of $1.0 million. For the fourth quarter of 2003, we also expect our operating results and net income or loss to be close to break-even. As a result, relatively small adjustments, while modest in absolute amount, discovered after reporting our financial results could be deemed to be “material” in the near term, because such adjustments may constitute a significant percentage of our results from operations or net income or loss since we are very close to break-even. Any adjustments that are deemed to be material for this reason would likely require us to restate our financial results for the periods affected, which could cause fluctuations in our stock price.

We may be unable to protect our proprietary methodology.

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

Our co-Chairmen and co-CEOs have significant voting power and may effectively control the outcome of any stockholder vote.

      Jerry A. Greenberg and J. Stuart Moore, our Co-Chairmen of the Board of Directors and Co-Chief Executive Officers, own approximately 34.2% of our common stock in the aggregate. As a result, they have the ability to substantially influence, and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of Directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.

We are dependent on our key employees.

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

Our corporate governance provisions may deter a financially attractive takeover attempt.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments. At September 30, 2003, our exposure to market risk relates primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of fixed income securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material adverse impact on the fair value of our investment portfolio.

Item 4.     Controls and Procedures

Evaluation of Controls and Procedures

      We maintain disclosure controls and procedures, which we have designed to ensure that material information related to the Company, including our consolidated subsidiaries, is properly identified and evaluated on a regular basis and disclosed in accordance with all applicable laws and regulations. We have established a disclosure committee which consists of certain members of our senior management. The disclosure committee carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers, Mr. Greenberg and Mr. Moore, and Chief Financial Officer, Ms. Johnson, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, Mr. Greenberg, Mr. Moore and Ms. Johnson concluded that the Company’s disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed on a timely basis and in ensuring that such information is disclosed in accordance with all applicable laws and regulations, except for the controls and procedures related to interest income. Subsequent to the end of the third quarter of 2003, the Company discovered that adjustments to interest income were required in the first two quarters of 2003, because it inadvertently did not amortize premiums paid for some of the bonds in its portfolio. As a result, for the first two quarters of 2003, the Company has restated its financial results by decreasing interest income by $337,000 in the first quarter, and by $188,000 in the second quarter.

Changes in Controls and Procedures

      Our management, including our Co-Chief Executive Officers and our Chief Financial Officer, evaluated any changes in the Company’s internal controls over financial reporting that occurred during the period covered by this Quarterly Report. Based on that evaluation, no changes occurred during the period covered by this Quarterly Report that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to the end of the third quarter of 2003, the Company adopted additional controls and procedures related to interest income, which include reporting of bond premium amortization by all investment managers and periodic testing of such amortization by the Company. The Company believes that the control issues related to the restatement described above have been corrected.

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

      (b) Reports on Form 8-K

      On July 25, 2003, the Company furnished a Current Report on Form 8-K regarding the press release announcing the Company’s preliminary financial results for the three months ended June 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAPIENT CORPORATION

Signature	Title	Date

/s/ JERRY A. GREENBERG Jerry A. Greenberg	Co-Chief Executive Officer	November 13, 2003

/s/ SUSAN D. JOHNSON Susan D. Johnson	Co-Chairman of the Board Chief Financial Officer	November 13, 2003

/s/ BRADLEY T. MILLER Bradley T. Miller	Chief Accounting Officer	November 13, 2003