Form 10-K
period 2003-12-31
SAPIENT CORP
filed 2004-03-12
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $.01 par value per share

          Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐

          The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $213.5 million on June 30, 2003 based on the last reported sale price of the Company’s common stock on the Nasdaq National Market on June 30, 2003. There were 122,637,043 shares of the Company’s common stock outstanding as of March 5, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2004 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Report.

SAPIENT CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2003

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

General

      Sapient is a leading business consulting and technology services firm that plans, designs, implements and manages information technology to improve business performance for Global 2000 clients. Sapient was founded in 1991 based on a single promise: to deliver the right business results on time and on budget. Our fixed-price/fixed-time model, combined with industry, design, technology and process expertise, provides clients with the highest business value at the lowest total cost of ownership. Sapient has offices across the United States and in Canada, Germany, India and the United Kingdom.

      We are able to deliver superior returns for our clients by addressing the biggest problem that most companies face when pursuing business-enabling technology projects: the majority of technology projects are finished late or over budget, lack promised capabilities or simply are never finished. Using our unique Sapient Approach, we are able to plan, design, implement and manage information technology solutions that are designed to deliver tangible business value to our clients in the form of increased revenues, reduced costs and more effective utilization of assets. We are able to deliver these solutions for the price and within the time frame we promised to our clients, further enhancing the return to the client on its technology investment.

      Our clients can enhance their returns on their technology investments through our Global Distributed DeliverySM (GDD) model, which enables us to deliver complex technology solutions across multiple geographies. Many distributed development models involve simply building software applications from a remote location or augmenting domestic project teams with resources that travel from overseas. These models have limited ability to deliver dynamic, business critical solutions, which require ongoing business involvement and user input. Our GDD model, on the other hand, involves a single, coordinated effort between development teams in a remote location (typically highly skilled technology specialists in our New Delhi office) and development and client teams in North America or Europe. In order to work effectively in this globally distributed environment, we have built extensive expertise and processes in managing business specifications and project management issues between the various development teams that are needed to allow continuous project work. By utilizing our GDD model, we deliver complex, high-quality solutions to our clients at a lower cost, and deliver these solutions more rapidly by working across multiple time zones. In 2003, 54% of our total service revenues came from projects utilizing our GDD model.

      We deliver our services in the United States primarily through four industry business units: financial services; technology and communications; automotive, consumer and energy; and public services. Outside of the United States, we deliver our services primarily through our United Kingdom, Germany and Canada business units. Within our international business units, we focus our sales and delivery efforts on certain industry specializations. Through our global industry focus, we have developed an extensive understanding of our clients’ markets and are able to effectively address the market dynamics and business opportunities that our clients face. This understanding further enables us to identify and focus on critical, industry-specific business processes that are specifically enabled by technology. Further information about our international operations and our operating segments is located in Note 2 in the Notes to Consolidated Financial Statements included in this Annual Report.

      Sapient was incorporated in Delaware in 1991. Our executive offices are located at One Memorial Drive, Cambridge, MA 02142, and our telephone number is (617) 621-0200. Our stock is traded on the Nasdaq National Market under the symbol “SAPE.” Our Internet address is http://www.sapient.com. Material contained on our Web site is not incorporated by reference into this Annual Report. Unless the context otherwise requires, references in this Annual Report to “Sapient,” “we,” “us” or “our” refer to Sapient Corporation and its subsidiaries.

Our Services

      We provide business consulting and technology services to our clients that enable them to realize tangible business value from their technology investments. We deliver this value throughout the life cycle of our clients’ technology investments, as follows:

Planning Technology Investments. We align business, customer and technology goals to create executable roadmaps that improve business performance through technology. We help our clients plan their technology investments through engagements such as application portfolio planning, e-business and web strategy consulting, enterprise architecture planning, industry business process consulting, and user research and assessments. Combining our deep expertise in diverse technologies and our understanding of our clients’ business issues, we can, typically within six to twelve weeks, clarify and optimize our clients’ application portfolio, redefine their supporting organizational and business processes and develop a road map to achieving their desired IT portfolio.

Designing and Implementing Projects. We use our expertise in business processes, enabling technologies and applications, and user-centered design to create technology solutions that achieve significant returns on technology investments. The solutions that we design and implement for our clients include redesigned business processes, data warehousing and business intelligence solutions, e-business and web-based solutions, enterprise architecture and integration, and industry-focused package and custom solutions. We also provide program management services for our projects and our clients’ other initiatives. We have expertise in both custom development and existing software packages such as application integration packages, content management and delivery systems, customer relationship management software and order management systems, and we fully integrate our technology solutions with our clients’ legacy systems.

Managing Applications. We apply our deep expertise in industry packages and e-business applications to increase service levels, reduce costs and maximize returns from existing systems. We manage our clients’ critical technology applications utilizing our Global Distributed DeliverySM model, both for solutions that we develop and for systems developed by others. Our services include application management services, application portfolio planning, and quality assurance and testing services. We are increasingly entering into multi-year contracts with our clients to provide combinations of these services. By greatly reducing down-time and system performance problems, our application management services assist our clients in realizing significant long-term value from their technology investments.

      We have many years of experience in planning, designing, implementing and managing technologies that can improve our clients’ businesses, including more than thirteen years of experience with client/server and UNIX solutions, more than eleven years of experience integrating package applications with legacy systems, more than nine years of experience with Internet solutions and more than seven years of experience with wireless technologies. More recently, we have been an early implementer of new technologies such as Microsoft.NET, Web Services and RFID. We combine this technology expertise with our design skills and our deep understanding of user needs to ensure that our client solutions are effectively adopted by their intended audiences.

The Sapient Approach

      Our approach is designed to address the biggest problem that most companies face when pursuing business-enabling technology projects: the majority of technology projects are finished late or over budget, lack promised capabilities or simply are never finished. Because of our approach, we are able to commit to delivering our solutions within the price and time frame that we have promised to our clients. Our approach enables us to create technology solutions that bring together business, user and technology requirements to solve the business problems that our clients are facing. These solutions are designed to deliver tangible business value to clients in the form of increased revenues, reduced costs and more effective utilization of assets. We believe that our approach differentiates us from our competitors, and that our clients derive substantial benefits from the following elements of this approach:

We are committed to our clients’ success. We are passionate about delivering measurable business results to our clients and helping them succeed. We define our success by whether we enable our clients to attain their desired business value. For more than a decade, we have helped many of the world’s top companies realize significant value from their technology investments. Our culture is built around client value. It is collaborative, forthright and characterized by a determination to do whatever it takes to deliver meaningful results to our clients.

We hold ourselves accountable through fixed-price, fixed-time delivery and Performance Pricing. We have developed a strong legacy of delivering our solutions on a fixed-price, fixed time basis, since our formation in 1991. Because of our extensive experience delivering these types of projects, and our expertise with large-scale, complex project management, we are able to successfully deliver our solutions within the price and time frame we have promised to our clients. Our fixed-price, fixed-time legacy helps our clients avoid the lost business value that occurs when technology projects are finished late or over budget, lack promised capabilities or are never finished. We hold ourselves further accountable for delivering business value by aligning our fees with the results our clients receive, placing our fees at risk and sharing in the rewards realized by our clients.

We deliver superior returns on our clients’ investments through our globally distributed model. We offer a fully integrated, Global Distributed DeliverySM capability that enables us to deliver the lowest total cost of ownership compared to other delivery models. Through our GDD model, we are able to create high-value solutions for our clients quickly and at a competitive cost advantage, thereby increasing overall value. With team members located across different time zones, we are able to work more rapidly on design and implementation. We maintain the high quality of our solutions by utilizing India’s highly skilled business and technology specialists. Because these specialists have been highly trained in managing complex projects on a globally distributed basis, and work closely each day with Sapient and client team members in North America or Europe, we are able to successfully deliver complex, customized technology solutions and ongoing application management services that are typically not possible under traditional remote development models.

We use a fundamentally different methodology that is designed to overcome the typical reasons for failure. We have a fundamentally different methodology for technology projects, which is designed to rapidly create organizational ownership and momentum. The Sapient ApproachSM, which has been refined and improved continuously for thirteen years, is designed to find the right answers for our clients’ business problems, define the best technology solution, achieve speed and momentum in pursuing that solution, and successfully deliver the solution through rigorous program management. It is structured around an initial set of workshops (FusionsSM) that create alignment and momentum across all business and technology users. We then document the business, user and technical processes that will achieve the desired business value, and build and deploy a technology solution that addresses the client’s needs within the promised time and price. We have built our entire approach around rapid, collaborative delivery.

We provide industry, process and technology expertise and assets to ensure success. We have accumulated valuable assets and expertise that we utilize for the benefit of our clients. These assets and expertise enable us to develop innovative solutions, deliver these solutions rapidly, provide high quality solutions, reduce risk and lower the overall cost of our solutions. These assets and expertise include technology standards, best practices, techniques, designs, code frameworks and business software solutions specific to our clients’ business, processes or technology objectives.

      The principal risks and uncertainties facing our business, operations and financial condition are discussed in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” on page 32 of this Annual Report.

People and Culture

      We have developed a strong corporate culture that is critical to our success. Our core values are client-focused delivery, leadership, relationships, creativity, openness and people growth.

      To encourage the achievement of these core values, we reward teamwork, assess adoption of our core values when evaluating the performance of our people and promote people who demonstrate these values. Also, we have an intensive orientation program for new hires to introduce them to our core values, as well as a number of internal communications and training initiatives defining and promoting these core values. Our rate of voluntary turnover was 21% for 2003. We expect our voluntary turnover rate to decrease in 2004, as a result of numerous initiatives we have been pursuing to enhance the value proposition that we offer to our people.

      As of December 31, 2003, we had 1,483 full-time employees, composed of 1,176 project personnel, 256 general and administration personnel and 51 sales and marketing personnel. None of our employees are subject to a collective bargaining agreement. We believe that we have good relationships with our employees.

Selling and Marketing

      The role of Sapient’s marketing program is to create and sustain preference and loyalty for Sapient as our clients’ preferred business and technology consultants. Marketing is performed at the corporate and industry business unit levels in the United States, and at the geographic level in the other countries where we operate.

      Our dedicated marketing personnel undertake a variety of marketing activities, including developing and implementing our overall marketing strategy, communicating and strengthening Sapient’s brand and reputation, sponsoring focused multi-client events to build relationships and share our thought leadership, cultivating media and industry analyst relations, conducting market research and analysis, sponsoring and participating in targeted conferences, creating marketing assets to assist client-development teams and publishing our Web site, www.sapient.com.

      Our sales professionals are primarily organized along industry lines, both within our United States business units and our other international offices. We believe that the industry and geographic focus of our sales professionals enhances their knowledge and expertise in these industries and generates additional client engagements.

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

Competition

      The markets for the services we provide are highly competitive. We believe that we currently compete principally with large systems consulting and implementation firms and clients’ internal information systems departments. We also compete regularly with offshore outsourcing companies, and we expect competition from these companies to increase in the future, especially on development, support and maintenance and outsourcing engagements. We compete to a lesser extent with specialized e-business consulting firms, strategy consulting firms and packaged technology vendors. Some of our competitors have significantly greater financial, technical and marketing resources, and generate greater revenues and have greater name recognition, than we do. These competitors are often able to offer greater scale and breadth of products and services, which, in some instances, has enabled them to significantly discount their services in exchange for revenues in other areas or at later dates.

      We believe that the principal competitive factors in our markets include: ability to solve business problems; expertise and talent with advanced technologies; global scale; expertise in delivering complex projects on a globally distributed basis; quality and speed of delivery; price of solutions; industry knowledge; understanding of user experiences and sophisticated project and program management capability.

      We believe that we compete favorably when considering these factors, and that our ability to rapidly deliver business value to our clients on a fixed-price basis using our GDD model, and our successful track record in doing so, distinguishes us from our competitors.

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

Where To Find More Information

      We make our public filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, available free of charge at our Web site, http://www.sapient.com, as soon as reasonably practicable after we file such material with the SEC. We also make available on our Web site reports filed by our executive officers and Directors on Forms 3, 4 and 5 regarding their ownership of our securities. These materials are available in the “Investor Relations” portion of our Web site, under the link “SEC Filings,” and on the SEC’s Web site, http://www.sec.gov.

Item 2.	Properties

      Our headquarters and principal administrative, finance, selling and marketing operations are located in approximately 47,000 square feet of leased office space in Cambridge, Massachusetts. We also lease offices in the New York metropolitan area, the Washington D.C. metropolitan area, San Francisco, Chicago, Atlanta, Los Angeles, Düsseldorf, London, Munich, New Delhi and Toronto. Our United States offices are shared by our four US business units, and our international offices are used by our applicable geographic business units.

Item 3.	Legal Proceedings

      We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not Applicable.

Executive Officers of Sapient

      Below are the name, age and principal occupations for the last five years of each executive officer of Sapient, as of March 1, 2004. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Preston B. Bradford	47	Mr. Bradford joined Sapient in September 1995. Mr. Bradford was appointed as Senior Vice President in April 2000.
Sheeroy D. Desai	38	Mr. Desai joined Sapient in 1991 and has served as Executive Vice President since September 1994. Mr. Desai served as Co-Chief Operating Officer from October 1999 until May 2000, and has served as Chief Operating Officer since April 2001.
Jerry A. Greenberg	38	Mr. Greenberg co-founded Sapient in 1991 and has served as Co-Chairman of the Board of Directors and Co-Chief Executive Officer and as a Director since Sapient’s inception.
Alan J. Herrick	38	Mr. Herrick joined Sapient in March 1995. Mr. Herrick was appointed as Vice President in December 1996 and was appointed as Executive Vice President in June 2002.
Susan D. Johnson	38	Ms. Johnson joined Sapient in February 1994 and served as Chief Financial Officer from February 1994 until January 2000. Ms. Johnson resumed the position of Chief Financial Officer in February 2002. Ms. Johnson has served as Senior Vice President since January 2000.
Bradley T. Miller	42	Mr. Miller joined Sapient in March 2000 as Corporate Controller. Mr. Miller was appointed as Vice President in August 2001 and as Chief Accounting Officer in November 2002. Prior to joining Sapient, Mr. Miller served as Vice President and Corporate Controller of JuniorNet Corporation, an Internet content provider, from September 1999 until March 2000, and as Director of Financial Reporting of Wang, Inc., a computer hardware and services company, from August 1996 to September 1999.
J. Stuart Moore	42	Mr. Moore co-founded Sapient in 1991 and has served as Co-Chairman of the Board of Directors and Co-Chief Executive Officer and as a Director since Sapient’s inception.
Jane E. Owens	50	Ms. Owens joined Sapient in September 2000 as Senior Vice President, General Counsel and Secretary. Prior to joining Sapient, Ms. Owens served as Senior Vice President, General Counsel and Secretary of The Dial Corporation, a consumer products company, from May 1997 to September 2000.

PART II

Item 5.	Market for the Company’s Common Equity and Related Stockholder Matters

Market Price of Common Stock

      Our common stock is quoted on the Nasdaq National Market under the symbol “SAPE.” The following table sets forth, for the periods indicated, the high and low intraday sale prices for our common stock.

	High	Low

2002
First Quarter	$7.55	$3.50
Second Quarter	$5.75	$1.01
Third Quarter	$1.36	$0.67
Fourth Quarter	$2.50	$0.91
2003
First Quarter	$2.25	$1.53
Second Quarter	$3.14	$1.55
Third Quarter	$4.38	$2.80
Fourth Quarter	$5.95	$3.68

      On March 5, 2004, the last reported sale price of our common stock was $6.85 per share. As of March 5, 2004, there were approximately 383 holders of record of our common stock and approximately 23,000 beneficial holders of our common stock.

      We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. The Balance Sheet Data at December 31, 2003 and 2002 and the Statement of Operations Data for each of the three years ended December 31, 2003 have been derived from the audited Consolidated Financial Statements for such years, included elsewhere in this Annual Report. The Balance Sheet Data at December 31, 2001, 2000 and 1999 and the Statement of Operations Data for each of the two years ended December 31, 2000 have been derived from the audited Consolidated Financial Statements for such years, not included in this Annual Report.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Statement of Operations Data(1)(2)(3):
Service revenues	$184,795	$173,811	$325,165	$502,964	$276,844
Operating expenses:
Project personnel costs, before reimbursable expenses	111,967	133,275	230,581	247,981	134,638
Selling and marketing costs	18,501	26,192	27,880	33,743	21,429
General and administrative costs	57,523	79,338	128,574	134,241	69,388
Restructuring and other related charges	2,135	66,885	100,079	—	—
Impairment of goodwill and intangible assets	—	107,430	—	—	—
Amortization of intangible assets	1,772	4,328	28,126	11,328	2,284
Stock-based compensation	1,089	3,161	4,449	2,165	2,029
Acquisition costs	—	—	—	—	2,340

Total operating expenses	192,987	420,609	519,689	429,458	232,108

Income (loss) from operations	(8,192)	(246,798)	(194,524)	73,506	44,736
Gain on equity investment change in interest	—	1,755	1,407	—	—
Other income (expense)	2,729	33	(4,677)	(1,250)	—
Interest income	1,902	4,312	9,393	11,678	4,227

Income (loss) before income taxes, net equity loss from investees and loss from discontinued operations	(3,561)	(240,698)	(188,401)	83,934	48,963
Income tax provision (benefit)	1,337	(18,585)	(3,091)	33,925	18,506

Income (loss) before net equity loss from investees and loss from discontinued operations	(4,898)	(222,113)	(185,310)	50,009	30,457
Net equity loss from investees	—	(349)	(499)	(878)	(157)

Income (loss) from continuing operations	(4,898)	(222,462)	(185,809)	49,131	30,300
Loss from discontinued operations	—	(6,741)	(3,959)	(2,171)	—

Net income (loss)	$(4,898)	$(229,203)	$(189,768)	$46,960	$30,300

Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.04)	$(1.78)	$(1.50)	$0.41	$0.27
Loss from discontinued operations	$—	$(0.05)	$(0.03)	$(0.02)	$—

	$(0.04)	$(1.83)	$(1.53)	$0.39	$0.27

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.04)	$(1.78)	$(1.50)	$0.37	$0.24
Loss from discontinued operations	$—	$(0.05)	$(0.03)	$(0.02)	$—

	$(0.04)	$(1.83)	$(1.53)	$0.35	$0.24

Weighted average common shares	121,188	124,961	124,256	119,191	111,418
Weighted average dilutive common share equivalents	—	—	—	14,573	14,208

Weighted average common shares and dilutive common share equivalents	121,188	124,961	124,256	133,764	125,626

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Balance Sheet Data:
Working capital	$143,158	$135,325	$243,699	$318,467	$257,251
Total assets	226,900	262,653	474,870	604,154	343,189
Long-term debt, less current portion	—	—	—	—	—
Total stockholders’ equity(4)	$152,412	$155,804	$380,770	$525,400	$304,959

(1)	The Company ceased operations of its Japanese subsidiary in December 2002. As a result, operating results of this subsidiary for 2002 and for all prior periods presented have been collapsed and reclassified into a single line item under the caption “loss from discontinued operations.” See Note 17 in the Notes to Consolidated Financial Statements.

(2)	All share and per share data have been retroactively adjusted to reflect the two-for-one stock splits effected as 100 percent stock dividends paid on August 28, 2000 and November 5, 1999.

(3)	On January 1, 2002, we adopted Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and ceased amortizing goodwill. During the years ended December 31, 2001, 2000 and 1999, our operating results include $18.9 million, $7.5 million and $1.4 million, respectively, of goodwill amortization. In addition, certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation. The reclassifications had no effect on reported net income (loss).

(4)	We have never declared or paid any cash dividends.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Sapient is a leading business consulting and technology services firm that plans, designs, implements and manages information technology to improve business performance for Global 2000 clients. Sapient was founded in 1991 based on a single promise: to deliver the right business results on time and on budget. Our fixed-price/ fixed-time model, combined with our industry, design, technology and process expertise, provides clients with the highest business value at the lowest total cost of ownership. We have offices across the United States and in Canada, the United Kingdom, Germany and India.

      The market for technology consulting services declined significantly in 2001 and 2002, but began to stabilize and modestly improve in the second half of 2003. We have seen stabilization and some modest growth in our service revenues, beginning in the third quarter of 2002. Our service revenues were $184.8 million for 2003, a 6% increase from service revenues of $173.8 million for 2002, but a 43% decrease from service revenues of $325.2 million for 2001. Overall, 5% of the increase in our revenues from 2002 to 2003 was attributable to changes in currency rates. As a result of restructuring and other cost cutting actions beginning in 2001, our loss from continuing operations decreased from $222.5 million in 2002 to $4.9 million in 2003. Our loss from continuing operations for 2002 included a $107.4 million charge for the impairment of goodwill and intangible assets. Our cash used in operations for 2003 was $26.7 million, including $32.5 million used for previously recorded restructuring actions, compared to $69.5 million for 2002, including $40.6 million used for previously recorded restructuring actions. We have accrued restructuring costs, primarily related to vacated facilities recorded in prior years, of $40.8 million at December 31, 2003. Our cash, cash equivalents, restricted cash and marketable investments at December 31, 2003 were $161.2 million. We believe that our existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet our working capital and capital expenditure requirement and expected cash outlay for our previously recorded restructuring activities for at least the next 12 months. However, if the recent stabilization and improvement in the demand for our services does not continue and we suffer declines in our service revenues, we may incur additional losses and negative cash flows, and these could be significant.

      We have begun to see growth in the demand for our services and an improvement in our pipeline of potential business, beginning in the third quarter of 2003. Our service revenues for the fourth quarter of 2003 increased 16% from the third quarter of 2003, following a 1% increase from the second quarter of 2003. Our annualized service revenues per billable employee were $174,000 for the fourth quarter of 2003, compared to $149,000 for the third quarter of 2003 and $151,000 for each of the first and second quarters of 2003. Our utilization rate for the fourth quarter was 77%, compared to 73%, 70% and 73% for the first, second and third quarters of 2003, respectively. We are focused on increasing recurring revenues as a percentage of total revenues. Recurring revenues include application management services, which grew 94% in 2003 from 2002, and represented 13% of our total service revenues in 2003. We expect that application management services will continue to grow, but at a lower rate on a long-term basis. On January 29, 2004, in a conference call announcing our financial results for the fourth quarter of 2003, we estimated that our service revenues for the first quarter of 2004 would be in the range of $54.0 to $55.0 million, based on our then-current revenue projections.

      As a result of the growth in the demand for our services, we expect to increase the number of our project personnel in order to maintain effective staffing levels, particularly in the United Kingdom and India. In addition, we are working to reduce our 2003 turnover level of 21%, which will further our efforts to achieve the desired staffing mix. Currently, we are retaining subcontractors in certain cases to fill specific project needs, but we expect this practice to decline over time as we hire and train new project personnel. If we are not successful in maintaining effective staffing levels, our ability to achieve our service revenue and profitability objectives will be adversely affected.

      The total of our project personnel costs (before reimbursable expenses), selling and marketing costs and general and administrative costs declined 21% from 2002 as a result of our restructuring and other cost cutting actions taken in 2002 and the first half of 2003. These costs declined from $47.1 million for the first quarter of 2003 to $46.6 million and $43.8 million for the second and third quarters of 2003, respectively. However, as a result of the growth in the demand for our services in the fourth quarter of 2003, our project personnel costs (before reimbursable expenses), selling and marketing costs and general and administrative costs increased to $50.5 million for the fourth quarter of 2003, primarily due to the increased project personnel costs required to meet the increased demand in our services. We expect that our project personnel costs (before reimbursable expenses), selling and marketing costs and general and administrative costs will continue to increase in the first quarter of 2004, as we expand to meet the anticipated increased demand for our services.

      In the third and fourth quarters of 2003, we reported net income of $1.0 million and $2.6 million, respectively. On January 29, 2004, in a conference call announcing our financial results for the fourth quarter of 2003, we estimated a 2% operating margin on our expected service revenues for the first quarter of 2004, based on our then-current revenue and cost projections.

      Although we are seeing signs of growth in our business, the economic outlook is still uncertain. We believe that technology spending by large companies improved in the second half of 2003, however, we cannot predict whether, and to what extent, the improvement in the market for technology consulting services will continue. When the market does improve significantly, we cannot predict whether, and to what extent, the demand for our services will increase. Any decline in our service revenues will have a significant impact on our financial results, particularly because a significant portion of our operating costs (such as personnel, rent and depreciation) are fixed in advance of a particular quarter. As a result, despite cost savings realized from our restructuring plans, our costs for project personnel, sales and marketing and general and administrative could increase as a percentage of revenues, thereby affecting our operating results.

      Our Global Distributed DeliverySM (GDD) methodology continues to increase in importance. We created this proprietary methodology in 2000, which allows us to provide high-quality solutions using accelerated work schedules, by utilizing India’s highly skilled technology specialists, lower costs and the time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services. The billable days, or level of effort, incurred by our India people as a percentage of total Company billable days increased from 49% for the first quarter of 2003 to 55% for the fourth quarter of 2003. Our utilization rate for our India people was 85% for the fourth quarter of 2003, as compared to 84%, 78% and 80% for the first, second and third quarters of 2003, respectively. Projects with a

GDD component accounted for 54% of our total service revenues in 2003, compared to 45% for 2002 and 27% for 2001.

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

      A summary of those accounting policies, significant judgments and estimates that we believe are most critical to fully understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report.

•	Revenue Recognition and Allowance for Doubtful Accounts. We recognize revenue from the provision of professional services under written service contracts with our clients. We derive a significant portion of our revenue from fixed-price, fixed-time contracts. Revenue generated from fixed-price contracts, with the exception of support and maintenance contracts, is recognized based on the ratio of labor hours incurred to estimated total labor hours. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. Revenue generated from fixed-price support and maintenance contracts is recognized ratably over the contract term. Revenue from time-and-material contracts is recognized as services are provided. Our project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, which may result in revisions to the amount of recognized revenue for a contract. Certain contracts provide for revenue to be generated based upon the achievement of certain performance standards. Revenue is recognized when such performance standards are achieved, including $956,000 of revenue recognized in 2003.

Revenue from multiple element arrangements is accounted for under EITF Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” For these arrangements, we evaluate all deliverables in the contract to determine whether they represent separate units of accounting. If the deliverables represent separate units of accounting, we then measure and allocate the consideration from the arrangement to the separate units, based on reliable evidence of the fair value of each deliverable. This evaluation is performed at the inception of the arrangement and as each item in the arrangement is delivered, and involves significant judgments regarding the nature of the services and deliverables being provided and whether these services and deliverables can reasonably be divided into the separate units of accounting. In the second quarter of 2003, we entered into a preferred partnership with a client for a three-year period. We performed a detailed assessment of the contract terms and deliverables and determined that the multiple deliverables could not be separated into individual units of accounting. We concluded that revenue should be recognized on a straight line basis over the term of the contract.

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

We recognize revenue for services where collection from the client is probable, and our fees are fixed or determinable. We establish billing terms at the time project deliverables and milestones are agreed. Our normal payment terms are 30 days from invoice date. Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled revenues. Amounts invoiced to clients in excess of revenue recognized are classified as deferred revenues. Our project delivery and business unit finance personnel continually monitor timely payments from our clients and assess any collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection and write-off experience, current trends, credit policy, detailed analysis of specific client situations and percentage of our accounts receivable by aging category. While such credit losses have historically been within our expectations and the allowances we established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

•	Accounting for Income Taxes. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, current and enacted tax legislation and other temporary differences between book and tax accounting, to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of net operating losses incurred in most jurisdictions in which we operate in the past three fiscal years, and uncertainty as to the extent, jurisdiction and timing of profitability in future periods, we have continued to record a full valuation allowance against deferred tax assets, which was approximately $118.0 million as of December 31, 2003. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss in each jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

•	Valuation of Long-Lived Assets. In accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or

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

If such circumstances exist, we evaluate the carrying value of long-lived assets, other than goodwill, to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value. The estimated undiscounted future cash flows and valuation of long-lived assets requires significant estimates and assumptions, including revenue and expense growth projections and fair value estimates such as estimated replacement cost and relief from royalty. These estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. If different estimates or adjustments were used, it is reasonably possible that our analysis would have generated materially different results.

As of December 31, 2003 and 2002, we have no remaining goodwill balances. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” beginning January 1, 2002, we ceased amortization of goodwill, which was approximately $101.8 million at that time. We performed an impairment review of our goodwill as of January 1, 2002, under the transitional provisions of SFAS 142. During the second quarter of 2002, we completed the transitional impairment test of goodwill and concluded that no impairment of the goodwill had occurred as of January 1, 2002. By June 30, 2002, our stock price had declined significantly from January 1, 2002, at which point our market capitalization, based on our stock price, was below our book value, and we determined that an interim goodwill impairment test should be performed. Our stock price at January 2, 2002 was $7.25 per share and declined to $1.06 per share at June 28, 2002. Based on the analysis at June 30, 2002, the carrying amount of all reporting units exceeded their fair values and a goodwill impairment charge of $101.8 million, representing 100% of the goodwill balance, was recognized in the statement of operations under the caption “Impairment of goodwill and intangible assets” for 2002. The impairment analysis requires significant estimates and assumptions, including the allocation of assets and liabilities to reporting units and fair value estimates of reporting units based on a market multiple of revenue approach. These estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. If different estimates or adjustments were used, it is reasonably possible that our analysis would have generated materially different results.

•	Restructuring and Other Related Charges. We established exit plans for each of the restructuring activities which took place in 2001 and 2002 and accounted for these plans in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” These exit plans required that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space being vacated and related costs, leasehold improvement write-downs, offset by estimated sub-lease income. We review on a regular basis our sub-lease assumptions and lease buy-out assumptions. These estimates include lease buy-out costs, anticipated rates to be charged to a sub-tenant, other terms and conditions in sub-lease contracts, and the timing of these sub-lease arrangements. If the rental markets continue to change, our lease buy-out assumptions, sub-lease assumptions and space requirements may not be accurate and it is possible that changes in these estimates could materially affect our financial condition and results of operations. If any future adjustments are required to the restructuring initiatives recorded under the provisions of EITF 94-3, such adjustments will be measured in accordance with EITF 94-3. SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 supersedes the guidance in EITF Issue No. 94-3. SFAS 146 includes a rebuttable presumption that if an entity has a past practice of providing similar termination benefits to employees, the benefit arrangement is presumed to be an ongoing benefit arrangement that should be accounted for under SFAS 112, “Employers’ Accounting for Postemployment Benefits.” SFAS 112 prescribes the accounting for the estimated cost of benefits, including severance benefits, provided by an employer to former or inactive employees after employment but before retirement. A liability is recognized when the severance amounts relate to prior services rendered, the payment of the amount is probable and the amount can be reasonably estimated. Since the second quarter of 2003, we have accounted for severance-related restructuring charges in accordance with SFAS 112 because we have a history of paying similar severance benefits since 2001. We have not recorded any liability related to other post employment benefits, as of December 31, 2003, since the amounts are neither probable nor reasonably estimable.

Our remaining cash lease commitments related to restructured facilities are approximately $53.5 million at December 31, 2003, of which 58% is accrued in the accompanying consolidated balance sheet, and the remaining 42% relates to sub-lease assumptions. We have entered into signed sub-lease arrangements for approximately $8.2 million, with the remaining $14.4 million for future estimated sub-lease arrangements. If the estimated sub-lease dates were to be extended by six months, based on our current estimates, we would potentially have to recognize an additional $1.7 million in our statement of operations for restructuring and other related charges.

•	Contingent Liabilities. We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $7.2 million and various administrative audits, each of which have arisen in the ordinary course of our business. We have an accrual at December 31, 2003 of approximately $1.0 million related to certain of these items. We intend to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts we have previously accrued.

Off-Balance Sheet Arrangements

      We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements, other than the 50% ownership interest that we held in our joint venture in Milan, Italy until July 2, 2003, at which time our interest in the joint venture was acquired by the management team of the joint venture. See “Equity Investments” in this Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 to Consolidated Financial Statements included elsewhere in this Annual Report for a more detailed discussion of this joint venture. We do not have any other arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Effect of Certain Transactions

Investment in Consolidated Subsidiary

      On January 24, 2003, we increased our ownership percentage in HWT, Inc. (HWT, formerly HealthWatch Technologies, LLC ), a consolidated subsidiary by purchasing a total of 587,092 shares of HWT common stock from Jerry A. Greenberg and J. Stuart Moore, our Co-Chairmen and Co-CEOs, for a total purchase price of $557,737, in cash, or $0.95 per share, which represented a substantial loss from their cost basis per share of $5.00. Messrs. Greenberg and Moore are no longer shareholders of HWT. We also commenced a tender offer on January 24, 2003 to purchase the remaining shares of HWT, for $1.05 per share, in cash, which resulted in the purchase of 927,395 shares of HWT common stock, for a total purchase price of $973,765. As a result of these purchases, our ownership percentage in HWT increased from 55% to 85%. These acquisitions were accounted for as purchases, and the purchase price was allocated primarily to customer contracts and developed technology, which are included in the accompanying consolidated balance sheet under the caption “Intangible assets, net.” These assets will be amortized on a straight line basis over lives of 3 years.

      On March 21, 2003, HWT issued 526,190 shares of its common stock to an executive officer of HWT in connection with the executive’s initial employment with HWT. Of these 526,190 shares, 50,000 were issued as restricted stock under the executive’s employment agreement, and the remaining shares were purchased by the executive for $1.05 per share in cash. The restricted shares vest ratably over a period of four years. Our ownership percentage in HWT was reduced to 79.5% as a result of the March 2003 issuance. We recorded a gain of $365,000, as a result of the change in equity interest resulting from the stock issuance to the executive. We accounted for this gain as a component of stockholders’ equity due to losses incurred by HWT since inception.

Equity Investments

      As of December 31, 2003, we have no equity investments. On October 25, 2000, we invested $3.7 million in Dream Incubator, Inc. (DI), a management consulting company that develops strategies for e-businesses in Japan, and acquired a 19% interest. Under the terms of our investment agreement with DI, the Company had one seat on DI’s board of directors, with special voting rights and other privileges, and, therefore, used the equity method of accounting for this investment. In 2002 and 2001, our equity ownership percentage in DI was diluted from approximately 19% to approximately 15.7%, as a result of subsequent sales of DI’s common stock. Both rounds of financing by DI were at a higher price per share than what we previously paid and we recorded non-cash gains of $1.8 million and $1.4 million for 2002 and 2001, respectively, as a result of the change in equity interest.

      During the fourth quarter of 2002, the Company discontinued its Sapient KK operations in Japan. On November 14, 2002, as part of the dissolution of Sapient KK, we agreed to unwind the cross ownership position between DI and Sapient KK in exchange for DI lifting certain trade restrictions on its common stock owned by us. In addition, the Company’s designee on DI’s Board of Directors resigned his position as a Director of DI in November 2002. From November 2002, we have used the cost method of accounting, since we no longer have the ability to significantly influence DI. We sold all of our remaining interest in DI for net cash proceeds of $8.6 million and $585,000 in 2003 and 2002, respectively, realizing gains of approximately $2.8 million and $43,000 in 2003 and 2002, respectively.

      In September 1999, we commenced a joint venture, Sapient S.p.A., in Milan, Italy. The joint venture provided business and technology consulting in Italy. We owned 50% of the voting stock of this joint venture and used the equity method of accounting because we had the ability to significantly influence, but not control, the joint venture. On July 2, 2003, we reached an agreement with the management team of Sapient S.p.A., pursuant to which the management team acquired all of the shares of Sapient S.p.A. from the shareholders of the joint venture and the joint venture agreement has been terminated. The management team is the exclusive licensee of Sapient’s intellectual property in Italy, and we are entitled to a royalty equal to 2% of the annual revenue of Sapient S.p.A. beginning July 2, 2005. We also have an option to purchase 100% of the ownership of Sapient S.p.A., based on a formula which estimates fair value, among other rights. The option is exercisable from July 2007 through July 2010.

Related Party Transactions

      We recognized approximately $229,000 and $1.6 million in net revenues from consulting services provided to Sapient S.p.A in 2002 and 2001, respectively. In addition to recognizing revenue for services provided to Sapient S.p.A., the Company reduced its general and administrative expenses by approximately $100,000 and $322,000 for start-up and administrative services billed to the joint venture in 2002 and 2001, respectively. No amounts were recognized as revenue or reductions to general and administrative expenses in 2003. The Company had no material receivables or payables outstanding with this entity at December 31, 2003.

Discontinued Operations

      In December 2002, we ceased operations in Japan. Our financial statements and all financial information included in this report for 2002 and prior periods reflect the results of operations for Japan as a single line item listed as “loss from discontinued operations.”

Results of Operations

      The following table sets forth the percentage of revenues of items included in our consolidated statements of operations:

	Years Ended
	December 31,

	2003	2002	2001

Revenues:
Service revenues	100%	100%	100%
Reimbursable expenses	5	5	6

Total gross revenues	105	105	106
Operating expenses:
Project personnel costs, before reimbursable expenses	61	77	71
Reimbursable expenses	5	5	6

Total project personnel costs	66	82	77
Selling and marketing costs	10	15	8
General and administrative costs	31	46	40
Restructuring and other related charges	1	38	31
Impairment of goodwill and intangible assets	0	62	—
Amortization of intangible assets	1	2	9
Stock-based compensation	1	2	1

Total operating expenses	110	247	166

Loss from operations	(5)	(142)	(60)
Gain on equity investment change in interest	—	1	—
Other income (expense)	2	—	(1)
Interest income	1	2	3

Loss before income taxes, net equity loss from investees and loss from discontinued operations	(2)	(139)	(58)
Income tax provision (benefit)	1	(11)	(1)

Income (loss) before net equity loss from investees and loss from discontinued operations	(3)	(128)	(57)
Net equity loss from investees	—	—	—

Income (loss) from continuing operations	(3)	(128)	(57)
Loss from discontinued operations	—	(4)	(1)

Net income (loss)	(3)%	(132)%	(58)%

Years Ended December 31, 2003 and 2002

Service Revenues

      Service revenues for 2003 increased 6% from service revenues for 2002. The increase in our service revenues was primarily attributable to an increase in the demand for our services towards the end of 2003, and to the effects of currency changes which accounted for 5% of the increase. Following stabilization and modest growth in the demand for our services in the first three quarters of 2003, we began to see increased growth in the fourth quarter of 2003. The percentage of our revenues attributable to support and maintenance projects is increasing, growing to 13% of our total service revenues for 2003, from 7% for 2002.

      In each of the years 2003 and 2002, our five largest clients accounted for approximately 23% of our revenues in the aggregate; no client accounted for more than 10% of such revenues and one client accounted for more than 5% of such revenues.

Project Personnel Costs, Before Reimbursable Expenses

      Project personnel costs, before reimbursable expenses, consist principally of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense we incur in providing our services. Project personnel costs, before reimbursable expenses, decreased as a percentage of revenues to 61% in 2003 from 77% in 2002, due to improved utilization of our billable personnel over the course of the year. Due to the restructuring actions taken during 2002, project personnel costs decreased over the course of 2002, remained relatively unchanged in the first three quarters of 2003, and increased in the fourth quarter to deliver on the increased demand for our services. Overall, our project personnel costs declined from 2002 to 2003 as a result of the restructuring actions taken in 2002. If our service revenues do not grow as we expect in 2004, project personnel costs could increase as a percentage of revenues.

Selling and Marketing Costs

      Selling and marketing costs consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional costs. Selling and marketing costs decreased as a percentage of revenues to 10% in 2003 from 15% in 2002. This decrease was primarily due to our higher revenue base and a decrease in the average number of selling and marketing personnel from 78 in 2002 to 58 in 2003 resulting from our restructuring actions, and related decreases in travel expenses and marketing promotions. If our service revenues do not grow as we expect in 2004, selling and marketing costs could increase as a percentage of revenues.

General and Administrative Costs

      General and administrative costs relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, recruiting, training and administrative groups, and depreciation and occupancy expenses. General and administrative costs decreased as a percentage of revenues to 31% in 2003 from 46% in 2002, due primarily to restructurings and other cost-saving actions in 2002 and 2003, and our higher revenue base. As a result of these restructuring and cost-saving actions, the average number of our general and administrative personnel decreased from 360 in 2002 to 262 in 2003. These earlier restructuring and cost-saving actions allowed us to generate increased leverage from our existing general and administrative resources when our service revenues began to increase. If our service revenues do not grow as we expect in 2004, general and administrative costs could increase as a percentage of revenues.

Restructuring and Other Related Charges

      As a result of the decline in the demand for technology consulting services that began in the second half of 2000, and the resulting decline in our service revenues in 2001 and 2002, we restructured our workforce and operations in 2001, 2002 and the second quarter of 2003.

      In connection with the restructuring plan implemented in the second quarter of 2003, we recorded restructuring and other related charges of approximately $1.4 million. This restructuring action resulted in the termination of 40 employees. This restructuring action was due to the skill sets of certain employees not matching our current business requirements and due to a significant decline in the demand for our services in our Financial Services business unit through the second quarter of 2003. In the third quarter of 2003, we recorded restructuring and other related charges of approximately $0.7 million, primarily due to decreases in our estimated sub-lease income in connection with the restructuring plans previously announced.

      In connection with the restructuring plans implemented in 2002, we recorded restructuring and other related charges of approximately $66.9 million during 2002. The 2002 restructuring plans resulted in the termination of 863 employees. The restructuring plans also included discontinuing operations in Japan, closing offices in Houston and Denver and consolidating office space in other cities where we had excess office space. In connection with the termination of certain former TLG employees, we accelerated the vesting of approximately 138,000 shares of restricted common stock as a part of their severance packages, resulting in a non-cash charge of approximately $903,000. Restructuring charges of $662,000 related to our Japan subsidiary were reported in our loss from discontinued operations for 2002. Estimated costs for the consolidation of facilities are composed of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space and leasehold improvement write-downs, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 391,000 square feet.

      Charges for restructuring and other related activities as of, and for the years ended December 31, 2003 and 2002 were as follows (in thousands):

		Additional	Additional	Utilized
	Balance	Charge-	Charge-			Balance
	12/31/02	Q2	Q3	Non-Cash	Cash	12/31/03

Workforce	$5,133	$1,612	$(40)	$(16)	$(6,447)	$242
Facilities	68,443	(214)	777	(2,379)	(26,082)	40,545

	$73,576	$1,398	$737	$(2,395)	$(32,529)	$40,787

Current accrued restructuring costs						18,237

Non-current accrued restructuring costs						$22,550

		Additional	Additional	Additional	Additional		Utilized
	Balance	Charge-	Charge-	Charge-	Charge-				Balance
	12/31/01	Q1	Q2	Q3	Q4	Adjustments	Non-Cash	Cash	12/31/02

Workforce	$1,635	$12,967	$3,100	$697	$7,119	$(643)	$(903)	$(18,839)	$5,133
Facilities	51,705	34,981	6,153	820	4,439	(3,883)	(3,968)	(21,804)	68,443
Depreciable assets	—	787	525	—	485	—	(1,797)	—	—

	$53,340	$48,735	$9,778	$1,517	$12,043	$(4,526)	$(6,668)	$(40,643)	$73,576

Current accrued restructuring costs									36,466

Non-current accrued restructuring costs									$37,110

      The remaining accrued restructuring costs are $40.8 million at December 31, 2003, of which the cash portion is $37.3 million. The cash outlay over the next 12-month period is expected to be $16.2 million and the remainder will be paid through 2011.

Amortization of Intangible Assets

      We ceased the amortization of goodwill from the beginning of 2002 and we recorded an impairment charge of $101.8 million, which represented the full carrying amount of our goodwill in 2002. For 2003 and 2002, amortization of intangible assets consists primarily of amortization of marketing assets, customer contracts, and developed technology resulting from our acquisitions. The decrease in amortization of intangible assets for 2003 as compared to 2002 was primarily due to an impairment charge of $5.6 million recorded in the second quarter of 2002, which is partially offset by the amortization of intangible assets of $1.5 million acquired from HWT in the first quarter of 2003.

      Amortization expense related to the intangible assets was $1.8 million and $4.3 million for 2003 and 2002, respectively. Estimated amortization expense related to intangible assets is expected to be $515,000, $515,000 and $128,000 for 2004, 2005 and 2006, respectively.

Stock-Based Compensation

      Stock-based compensation consists of expenses for deferred compensation associated with the Human Code and TLG acquisitions and certain grants of restricted stock that we made in 2002 and 2003. The decrease in stock-based compensation for 2003 compared to 2002 was primarily due to the termination of certain employees to whom the deferred compensation relates.

      In connection with the TLG acquisition, in July 2001, we issued $10.0 million of restricted common stock to the former TLG employees continuing with us, of which approximately $600,000 has not been amortized as of December 31, 2003. The stock-based compensation charge for former TLG employees was approximately $0.9 million and $2.7 million for 2003 and 2002, respectively. In connection with the termination of certain TLG employees to whom the deferred compensation relates, approximately $490,000 of deferred compensation was reversed through additional paid-in-capital during 2003, and approximately $2.0 million of deferred compensation was reversed through additional paid-in-capital and approximately $903,000 was charged to restructuring and other related charges during 2002. Stock-based compensation for 2002 also includes a non-recurring catch-up adjustment of approximately $461,000 to correct the amortization period. We began to amortize the deferred compensation over a period of 4.75 years, commencing on the date of acquisition. The period should have been 4.0 years, which was corrected during the third quarter of 2002. The remaining deferred compensation will be charged to operations at the rate of approximately $181,000 per quarter for each of the first three quarters of 2004, and $60,000 for the fourth quarter of 2004.

      We assumed the outstanding options in connection with the acquisition of Human Code. There options were granted under the Human Code 1994 Stock Option/ Stock Issuance Plan and they vested ratably over periods up to four years. We originally recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options, of which $16,000 has not been amortized as of December 31, 2003. Due to the termination of Human Code employees to whom the deferred compensation relates, $63,000 and $374,000 of deferred compensation was reversed through additional paid-in-capital during 2003 and 2002, respectively. Stock-based compensation was approximately $105,000 and $342,000 in 2003 and 2002, respectively. The remaining deferred compensation will be charged to operations and will be fully amortized in the first quarter of 2004.

      On October 23, 2002, we granted 324,500 shares of restricted common stock to senior executive officers of the Company. We did not make grants of restricted shares to Messrs. Greenberg and Moore. Four of these senior executive officers have since left the Company and 67,500 shares were forfeited as a result. The remaining shares vest ratably over a period of four years. The related stock-based compensation charge for 2003 was approximately $99,000, and approximately $19,000 per quarter for the next 11 quarters, and $5,000 for the final quarter, will be expensed.

      On March 21, 2003, HWT issued 50,000 restricted shares of its common stock to an executive officer of HWT. The restricted shares vest ratably over a period of four years. The related stock-based compensation charge for 2003 was approximately $10,000, and approximately $3,300 per quarter for the next 13 quarters will be expensed.

Gain on Equity Investment Change in Interest

      In May 2002, our equity ownership percentage in DI was diluted from approximately 17% to approximately 15.7%, as a result of a public offering of DI’s common stock. The dilution was due to the sale by DI of shares to new investors, which occurred at a higher price per share than we previously paid and we recorded gains of $1.8 million in 2002. In the fourth quarter of 2002, we ceased using the equity method of accounting for our investment in DI as a result of the dissolution of Sapient KK, which resulted in us unwinding our strategic partnership with DI and resigning our DI board seat. In November 2003, we completed the sale of all of our remaining interest in DI.

Other Income (Expense)

      Other income (expense) primarily consists of realized gain and loss from disposition of our investment in shares of common stock of DI. In 2003 and 2002, we realized gains on the sale of our DI interest of approximately $2.8 million and $44,000, respectively. We classify all cost method equity investments of publicly traded companies as available-for-sale. Available-for-sale investments are reported at fair value as of each balance sheet date. Fair value is determined based on market quotations. Investments in equity securities for which fair value is not readily determinable are carried at cost. If the fair value of the investment declines below cost, we consider available evidence, including the duration and extent to which the market value has been less than cost, to evaluate the extent to which the decline is “other than temporary.” If the decline is considered other than temporary, the cost basis of the investment is adjusted down to fair value and the adjustment is included in our consolidated statement of operations. If the decline is considered temporary in nature, the adjustment is reflected as a component of other comprehensive income in the statement of stockholders’ equity. In 2003 and 2002, we recorded charges of approximately $45,000 and $271,000, respectively, to write-down certain investments we made in certain businesses because we considered the decline in the value of these investments to be other than temporary. As of December 31, 2003, we have no equity investments.

Interest Income

      Interest income is derived primarily from investments in U.S. government securities, tax-exempt, short-term municipal bonds and commercial paper. The decrease in interest income in 2003 from 2002 was due to the decrease in the average cash and investment balances and lower interest rates, offset in part by transferring investment balances to higher interest bearing taxable securities.

Provision (Benefit) for Income Taxes

      We have deferred tax assets which have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses incurred in 2001, 2002 and 2003 and uncertainty as to the extent, jurisdiction and timing of profitability in future periods, we recorded a full valuation allowance of $118.0 million and $115.8 million at December 31, 2003 and 2002, respectively. We recorded a net income tax provision of $1.3 million for 2003, which related primarily to state minimum taxes and foreign taxes. We recorded a net income tax benefit of $18.6 million for 2002, of which $17.2 million relates to the enactment of “The Job Creation and Worker Assistance Act of 2002,” enacted March 9, 2002, which allowed us to carry back our tax net operating loss for U.S. federal purposes for an additional three years to 1996. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

Net Equity Loss from Investees

      We use the equity method of accounting for investments when we have an ownership interest of 20% to 50% or the ability to exercise significant influence over an investee’s operating activities. Net equity loss from investees for 2002 was approximately $349,000. This consisted of equity in net losses from Sapient S.p.A. of approximately $506,000, offset by equity in net income from DI of approximately $157,000.

      In the fourth quarter of 2002, we ceased using the equity method of accounting for our investment in DI as a result of the dissolution of Sapient KK, which resulted in us unwinding our strategic partnership with DI and resigning our DI board seat. Also, due to losses incurred by Sapient S.p.A. since its inception, our investment balance was reduced to zero during the second half of 2002. On July 2, 2003, we reached an agreement with the management team of Sapient S.p.A., our joint venture in Milan, Italy, pursuant to which the management team acquired all of the shares of Sapient S.p.A. from the shareholders of the joint venture and the joint venture agreement has been terminated.

Results by Operating Segment

      We are engaged in business activities which involve the provision of business and technology consulting services, primarily on a fixed-price basis. We have discrete financial data by operating segments available based on our method of internal reporting, which disaggregates our operations on a business unit basis for our United States operations and on a geographic basis for our international operations. Operating segments are defined as components of the Company for which separate financial information is available that is evaluated regularly by the chief operating decision maker. Management uses this information to manage resources and evaluate performance. Beginning with the fourth quarter of 2003, we combined our Automotive and Industrial, Consumer and Transportation and Energy Services business units in the United States into one business unit called Automotive, Consumer and Energy, and we are reporting our results by operating segments accordingly. Results for operating segments for 2002 have been reclassified to reflect these changes.

      We do not allocate certain selling and marketing and general and administrative expenses to our business unit segments in the United States, because these activities are managed separately from the business units. We did not allocate the costs associated with the 2002 restructuring plans across our operating segments for internal measurements purposes, given that the substantial majority of the restructuring costs represented consolidation of facilities. We did allocate the workforce reduction costs associated with the restructuring activity in the second quarter of 2003 across our operating segments due to the specific identification of terminated employees to their respective individual operating segment. We did not allocate the restructuring and other related charges recorded in the third quarter of 2003 across our operating segments as these charges resulted primarily from changes in estimated sub-lease income in connection with the restructuring plans announced in 2001 and 2002.

      The table below presents the service revenues and operating income (loss) attributable to these operating segments for 2003 and 2002 (in thousands).

					Automotive/
For the year ended	Financial		Public		Consumer/		Technology/		United
December 31, 2003	Services		Services		Energy		Communications		Kingdom	Germany	Sub-Total

Service revenues	$19,616		$26,535		$35,980		$21,947		$51,211	$17,784	$173,073
Operating income (loss)	$7,179	(1)	$4,657	(1)	$11,779	(1)	$5,460	(1)	$(1,830)	$2,333	$29,578	(1)

	Sub-Total		All		Reconciling		Consolidated
	Reportable Segments		Other		Items		Totals

Service revenues	$173,073		$11,722		$—		$184,795
Operating income (loss)	$29,578	(1)	$3,262	(1)	$(36,401	)(2)	$(3,561	)(2)

					Automotive/
For the year ended	Financial		Public		Consumer/		Technology/		United
December 31, 2002	Services		Services		Energy		Communications		Kingdom	Germany	Sub-Total

Service revenues	$39,382		$20,799		$35,115		$16,079		$39,738	$11,102	$162,215
Operating income (loss)	$3,672	(1)	$(3,770	)(1)	$2,753	(1)	$(1,311	)(1)	$(1,466)	$(3,964)	$(4,086	)(1)

	Sub-Total		All		Reconciling		Consolidated
	Reportable Segments		Other		Items		Totals

Service revenues	$162,215		$11,596		$—		$173,811
Operating income (loss)	$(4,086	)(1)	$3,219	(1)	$(239,831	)(2)	$(240,698	)(2)

(1)	The business unit segment operating income (loss) reflects only the direct controllable expenses of each business unit segment. The total operating results for each business unit segment in the U.S. do not contain an allocation of certain corporate, selling and marketing, or general and administrative expenses incurred in support of the U.S. business unit segments.

(2)	Represents consolidated loss before income taxes, net equity loss from investees and loss from discontinued operations. Adjustments that are made to the total of the segments’ operating income (loss) in order to arrive at consolidated loss before income taxes include the following:

	Year Ended December 31,

	2003	2002

Restructuring and other related charges	$—	$66,885
Unallocated restructuring and other related charges	737	—
Impairment of goodwill and intangible assets	—	107,430
Amortization of intangible assets	1,772	4,328
Stock-based compensation	1,089	3,161
Other income	(2,729)	(1,788)
Interest income	(1,902)	(4,312)
Unallocated expenses	37,434 (3)	64,127 (3)

	$36,401	$239,831

(3)	Includes corporate and U.S. selling and marketing and general and administrative costs.

Service Revenues by Operating Segments

      Consolidated service revenues for 2003 increased 6% from service revenues for 2002. This was primarily due to increases in our United Kingdom, Germany, Technology and Communications, and Public Services business units, offset by declines in our Financial Services business unit. Our United Kingdom, Germany, Technology and Communications, and Public Services business units’ service revenues for 2003 increased $11.5 million, $6.7 million, $5.9 million and $5.7 million, respectively, from 2002. These increases were primarily due to increased revenues from large government, healthcare, communication, and energy clients and changes in currency rates in the UK and Germany. Offsetting this increase, our Financial Services business unit’s service revenues decreased 50%, from $39.4 million for 2002 to $19.6 million for 2003. The economic downturn that occurred in 2001 and 2002 significantly affected our clients in the financial services industry, and, as a result, many of our clients in this industry decreased or delayed expenditures for technology consulting services. We began to see improvements in technology spending in the financial services industry in the second half of 2003, and we expect service revenues for our Financial Services business unit to increase in 2004. Overall, 5% of the increase in our revenues from 2002 to 2003 was attributable to changes in currency rates.

      Within our business units, we expect that demand for our services in our United Kingdom, Germany, and Automotive, Consumer and Energy business units will improve in the first quarter of 2004, and that demand for our services in our Public Services business unit will decline in the first quarter of 2004, in each case compared to the fourth quarter of 2003. We expect that the demand for our services in our other business units in the first quarter of 2004 will not change materially from the levels of demand in the fourth quarter of 2003.

      Our international service revenues have increased as a percentage of total service revenues, from 34% in 2002 to 41% in 2003. For 2003 and 2002, Sapient Limited, our UK subsidiary, had revenues of $51.2 million and $39.7 million, respectively, or 67% and 68%, respectively, of total international revenues. We do not expect any material changes in these percentages during the first quarter 2004 as compared to the fourth quarter of 2003.

Operating Income (Loss) by Operating Segments

      Operating results for our reportable segments improved significantly in 2003, from an operating loss of $4.1 million in 2002 to an operating profit of $29.6 million in 2003. In 2003, all of our reportable segments, except our United Kingdom business unit, had profitable operating results. Operating income for our Financial Services business increased from $3.7 million in 2002 to $7.2 million in 2003, despite the decrease in service revenues for this business unit from 2002. Operating income for our Automotive, Consumer and Energy business increased from $2.8 million in 2002 to $11.8 million in 2003 on revenue growth of $865,000. Our Public Services, Technology and Communications and Germany business units reported operating income of $4.7 million, $5.5 million and $2.3 million, respectively in 2003, as compared to operating losses in 2002. These improvements are primarily the result of our restructuring and cost cutting actions taken during 2002 and in the second quarter of 2003, and an increase in our billable utilization. Our United Kingdom business unit reported an operating loss of $1.8 million in 2003, as compared to an operating loss of $1.5 million in 2002, primarily due to higher than estimated project personnel costs.

Loss on Discontinued Operations

      On October 25, 2002, as a result of the decline in the demand for advanced technology consulting services in Japan and the resulting declines in Sapient KK’s service revenues, we announced that we would discontinue our Sapient KK operations in Japan. In December 2002, Sapient KK ceased its operating activities and the Japan office was closed. Japan’s operating results for 2002 and 2001 have been collapsed and reclassified into a single line item under the caption “Loss from discontinued operations.”

      The table below presents service revenues and pre-tax loss from discontinued operations for the years ended December 31, 2002 (in thousands):

2002

Service revenues	$2,401
Pre-tax loss from discontinued operations	$(6,741)

      The $6.7 million pre-tax loss from discontinued operations for the year ended December 31, 2002, includes losses on discontinued operations of approximately $1.0 million for a charge related to the repurchase of minority interest and approximately $1.1 million for a write-off of cumulative translation adjustments.

Years Ended December 31, 2002 and 2001

Service Revenues

      Service revenues for 2002 decreased 47% from service revenues for 2001. The decrease in our service revenues was primarily attributable to a decline in the demand for advanced technology consulting services in the United States, including our services. We began to see stabilization in our revenues in the second half of 2002. The percentage of our revenues attributable to support and maintenance projects increased, growing to 7% of our total service revenues in 2002 from 4% in 2001.

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

Project Personnel Costs, Before Reimbursable Expenses

      Project personnel costs, before reimbursable expenses, consist principally of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client, and represent the most significant expense we incur in providing our services. Project personnel costs, before reimbursable expenses, increased as a percentage of revenues to 77% in 2002 from 71% in 2001, due to declining billing rates for earned revenue and our lower revenue base. Due to the restructuring actions taken during 2002, project personnel costs decreased as a percentage of revenues and in total dollars over the course of the year. Project personnel costs as a percentage of revenues decreased from 84% for the first quarter of 2002 to 66% for the fourth quarter of 2002. Furthermore, the number of project personnel declined from 1,859 at December 31, 2001 to 1,163 at December 31, 2002. Project personnel costs for 2002 decreased 42% from project personnel costs for 2001.

Selling and Marketing Costs

      Selling and marketing costs consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel and promotional costs. Selling and marketing costs increased as a percentage of revenues to 15% in 2002 from 8% in 2001. This percentage increase was primarily due to our declining revenue base. The absolute decrease in selling and marketing costs for 2002 was primarily due to a decrease in the number of selling and marketing personnel from 92 at December 31, 2001 to 64 at December 31, 2002, due to workforce reductions from our restructuring actions and related decreases in travel expenses and marketing promotions.

General and Administrative Costs

      General and administrative costs relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, recruiting, training and administrative groups, and depreciation and occupancy expenses. General and administrative costs increased as a percentage of revenues to 46% in 2002 from 40% in 2001 due primarily to fixed personnel, rent and depreciation costs incurred in anticipation of expected revenue stabilization earlier in the year, which did not materialize, and the decline in our revenue base. Due to the restructuring actions taken during 2002, general and administrative costs decreased as a percentage of revenues and in total dollars during the course of the year. General and administrative costs as a percentage of revenues decreased from 50% for the first quarter of 2002 to 39% for the fourth quarter of 2002. Furthermore, the number of general and administrative personnel declined from 445 at December 31, 2001 to 267 at December 31, 2002. General and administrative costs for 2002 decreased 38% from general and administrative costs for 2001. Our total headcount decreased from 2,396 at December 31, 2001 to 1,491 at December 31, 2002. Total occupancy at December 31, 2002 was approximately 332,000 square feet, compared to approximately 701,000 square feet at December 31, 2001.

Restructuring and Other Related Charges

      In connection with the restructuring plans implemented in 2002, we recorded restructuring and other related charges of approximately $66.9 million during 2002. The 2002 restructuring plans resulted in the termination of 863 employees. The restructuring plans also included discontinuing operations in Japan, closing offices in Houston and Denver and consolidating office space in other cities where we had excess office space. In connection with the termination of certain former TLG employees, we accelerated the vesting of approximately 138,000 shares of restricted common stock as a part of their severance packages, resulting in a non-cash charge of approximately $903,000. Restructuring charges of $662,000 related to our Japan subsidiary was reported in the our loss from discontinued operations for 2002. Estimated costs for the consolidation of facilities are composed of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space, leasehold improvement write-downs, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 391,000 square feet.

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

      Charges for restructuring and other related activities as of, and for, the twelve months ended December 31, 2002 and 2001 were as follows (in thousands):

		Additional	Additional	Additional	Additional		Utilized
	Balance	Charge-	Charge-	Charge-	Charge-				Balance
	12/31/01	Q1	Q2	Q3	Q4	Adjustments	Non-Cash	Cash	12/31/02

Workforce	$1,635	$12,967	$3,100	$697	$7,119	$(643)	$(903)	$(18,839)	$5,133
Facilities	51,705	34,981	6,153	820	4,439	(3,883)	(3,968)	(21,804)	68,443
Depreciable assets	—	787	525	—	485	—	(1,797)	—	—

	$53,340	$48,735	$9,778	$1,517	$12,043	$(4,526)	$(6,668)	$(40,643)	$73,576

Current accrued restructuring costs									36,466

Non-current accrued restructuring costs									$37,110

				Utilized
	Original	Additional				Balance
	Charge	Charge	Adjustments	Non-Cash	Cash	12/31/01

Workforce	$11,948	$11,691	$852	$(67)	$(22,789)	$1,635
Facilities	33,285	23,549	13,217	(6,470)	(11,876)	51,705
Depreciable assets	2,109	2,769	1,220	(6,098)	—	—

	$47,342	$38,009	$15,289	$(12,635)	$(34,665)	$53,340

Current accrued restructuring costs						17,829

Non-current accrued restructuring costs						$35,511

Amortization of Intangible Assets

      For 2002 and 2001, amortization of intangible assets consists primarily of amortization of marketing assets, customer lists and developed technology resulting from our acquisitions. The decrease in amortization of intangible assets for the 2002 as compared to 2001 was primarily related to the cessation of amortization of goodwill as of January 1, 2002, in accordance with SFAS No. 142, “Goodwill and other Intangible Assets.” We recorded approximately $18.9 million of amortization of goodwill for 2001. We performed an impairment review of our goodwill as of January 1, 2002, under the transitional provisions of SFAS 142. We identified our reporting units, allocated assets and liabilities to the reporting units and performed impairment tests on the net goodwill associated with each of the reporting units by comparing the reporting units’ book value to their estimated fair value. Assets and liabilities, including goodwill, were allocated to reporting units based on factors such as specific identification, percentage of revenue and headcount. The fair value of the reporting units was estimated considering a market multiple of revenue approach. During the second quarter of 2002, we completed the transitional impairment test of goodwill as of January 1, 2002, concluding that no impairment of the goodwill had occurred at that date. By June 30, 2002, our stock price had declined significantly from January 1, 2002, at which point our market capitalization, based on our stock price, was below our book value, and we determined that an interim goodwill impairment test should be performed. Based on our analysis at June 30, 2002, the carrying amount of all reporting units exceeded their fair values and a goodwill impairment charge of $101.8 million was recognized in the statement of operations under the caption “Impairment of goodwill and intangible assets,” for 2002. This charge represented 100% of the goodwill balance at January 1, 2002. Our Japanese subsidiary did not have intangible assets and therefore goodwill amortization had no effect on discontinued operations.

      Also, in accordance with the provisions of SFAS 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” we determined that an interim impairment test of our long-lived intangible assets at June 30, 2002 was necessary due to the significant decline in our market capitalization, as determined by our stock price. Utilizing the lowest level of identifiable cash flows for each long-lived asset group, we determined that the expected undiscounted cash flows related to our long-lived asset groups would not recover the carrying value of the assets over their remaining useful lives. Accordingly, we compared the carrying amounts of our long-lived assets to their estimated fair values. Fair values were estimated using methods such as estimated replacement cost and relief from royalty. Based on the analysis at June 30, 2002, the fair values of certain intangible assets were below their carrying values and an impairment charge of $5.6 million was recognized in the statement of operations under the caption “Impairment of goodwill and intangible assets,” for 2002. Amortization expense related to the intangible assets was $4.3 million and $9.2 million for 2002 and 2001, respectively.

Stock-Based Compensation

      The decrease in stock-based compensation for the twelve months ended December 31, 2002 relative to the comparable period in 2001 was primarily due to the reduction of deferred compensation for people that were no longer employed by the Company.

      In connection with the TLG acquisition, in July 2001, we issued $10.0 million of restricted common stock to the former TLG employees continuing with the Company, of which approximately $1.9 million had not been amortized as of December 31, 2002. In connection with the termination of certain TLG employees to whom the deferred compensation related, approximately $2.0 million of deferred compensation was reversed through additional paid-in-capital and approximately $903,000 was charged to restructuring and other related charges during 2002. The total compensation charge was approximately $2.7 million and $2.1 million for 2002 and 2001, respectively. Stock-based compensation for 2002 included a non-recurring catch-up adjustment of approximately $461,000 to correct the amortization period. We began to amortize the deferred compensation over a period of 4.75 years, commencing on the date of acquisition. The period should have been 4.0 years, which was corrected during the third quarter of 2002.

      In connection with the acquisition of Human Code, we assumed the outstanding options granted under the Human Code 1994 Stock Option/ Stock Issuance Plan. The options vest ratably over periods up to four years. We originally recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options, of which $184,000 had not been amortized as of December 31, 2002. Due to the termination of Human Code employees to whom the deferred compensation related, $374,000 and $6.9 million of deferred compensation was reversed through additional paid-in-capital during 2002 and 2001, respectively. Stock-based compensation was approximately $342,000 and $2.0 million for 2002 and 2001, respectively.

      In connection with the acquisition of Adjacency, we assumed options under the Adjacency 1998 Stock Option Plan, and converted them into options to purchase 253,016 shares of our common stock. The shares vested ratably over three years starting on the date of employment, except for certain employees who were granted accelerated vesting upon a change-in-control of Adjacency. Stock-based compensation expense relating to these options was approximately $247,000 for 2001.

      On October 23, 2002, we granted 324,500 shares of restricted common stock to senior officers of the Company. We did not make grants of restricted shares to Messrs. Greenberg and Moore. These shares will vest ratably over a period of four years. The stock-based compensation charge was approximately $17,000 for 2002.

Gain on Equity Investment Change in Interest

      In May 2002, our equity ownership percentage in DI was diluted from approximately 17% to approximately 15.7%, as a result of a public offering of DI’s common stock. Our equity ownership percentage in DI was previously diluted from approximately 19% to approximately 17% during 2001. In both periods, the dilution was due to the sale by DI of shares to new investors, which occurred at a higher price per share than we previously paid and we recorded gains of $1.8 million and $1.4 million for 2002 and 2001, respectively.

Other Income (expense)

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

Interest Income

      Interest income was derived primarily from investment of the proceeds from our public stock offerings, which were invested primarily in U.S. government securities, tax-exempt, short-term municipal bonds and commercial paper. The decrease in interest income for 2002 was due to the decrease in the average cash and investment balances and lower interest rates, offset in part by transferring investment balances to higher interest bearing taxable securities.

Provision (Benefit) for Income Taxes

      We have deferred tax assets which have arisen primarily as a result of net operating losses incurred in 2001 and 2002, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses incurred in 2001 and 2002 and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of $115.8 million and $72.6 million at December 31, 2002 and 2001, respectively. We recorded a net income tax benefit of $18.6 million for 2002, of which $17.2 million relates to the enactment of “The Job Creation and Worker Assistance Act of 2002,” enacted March 9, 2002, which allowed us to carry back our tax net operating loss for U.S. federal purposes for an additional three years to 1996. We recorded a net income tax benefit of $3.1 million for 2001, which related primarily to a tax benefit for net operating loss carrybacks, reversals of temporary differences between book and tax accounting and foreign tax liabilities. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

Net Equity Loss from Investees

      We use the equity method of accounting for investments when we have an ownership interest of 20% to 50% or the ability to exercise significant influence over an investee’s operating activities. Net equity loss from investees for 2002 and 2001 was approximately $349,000 and $499,000, respectively. This consisted of net losses from Sapient S.p.A. of approximately $506,000, offset by equity in net income from DI of approximately $157,000, for 2002 and net losses from Sapient S.p.A. of approximately $296,000 and from DI of approximately $203,000 for 2001.

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

      We do not allocate certain selling and marketing and general and administrative expenses to our business unit segments in the United States, because these activities are managed separately from the business units. We did not allocate the costs associated with the 2002 restructuring plans across our operating segments, given that the substantial majority of the restructuring costs represent consolidation of facilities and other items that are not specific to individual operating segments. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and, therefore, we have not disclosed asset information for each operating segment.

      The table below presents the service revenues and operating income (loss) attributable to these operating segments 2002 (in thousands).

	Financial		Public		Automotive/		Consumer/		Technology/		United
	Services		Services		Industrial		Transportation		Communications		Kingdom	Germany	Sub-Total

Service revenues	$39,382		$20,799		$15,120		$12,411		$16,079		$39,738	$11,102	$154,631
Operating income (loss)	$3,672	(1)	$(3,770	)(1)	$3,106	(1)	$1,116	(1)	$(1,311	)(1)	$(1,466)	$(3,964)	$(2,617	)(1)

	Sub-Total				Reconciling		Consolidated
	Reportable Segments		All Other		Items		Totals

Service revenues	$154,631		$19,180		$—		$173,811
Operating income (loss)	$(2,617	)(1)	$1,750	(1)	$(239,831	)(2)	$(240,698	)(2)

(1)	The business unit segment operating income (loss) reflects only the direct controllable expenses of each business unit segment. The total operating results for each business unit segment in the U.S. do not contain an allocation of certain corporate, selling and marketing, or general and administrative expenses incurred in support of the U.S. business unit segments.

(2)	Represents consolidated loss before income taxes, net equity loss from investees and loss from discontinued operations. Adjustments that are made to the total of the segments’ operating income (loss) in order to arrive at consolidated loss before income taxes include the following:

Impairment of goodwill and intangible assets	$107,430
Restructuring and other related charges	66,885
Amortization of intangible assets	4,328
Stock-based compensation	3,161
Other income	(1,788)
Interest income	(4,312)
Unallocated expenses	64,127 (3)

$239,831

(3)	Includes corporate and U.S. selling and marketing and general and administrative costs.

      Our international service revenues have increased as a percentage of total service revenues, from 23% for 2001 to 34% for 2002. For 2002 and 2001, Sapient Limited, our UK subsidiary, had revenues of $39.7 million and $56.6 million, respectively, or 68% and 77% of total service revenues, respectively, of total international revenues.

Liquidity and Capital Resources

      We have primarily funded our operations from cash flows generated from operations and the proceeds from our public stock offerings. We invest our excess cash predominantly in instruments that are highly liquid, investment grade securities. At December 31, 2003, we had approximately $161.2 million in cash, cash equivalents, restricted cash and marketable investments, compared to $181.4 million at December 31, 2002.

      We have deposited approximately $11.5 million with various banks as collateral for letters of credit and performance bonds, and have classified this cash as restricted on the accompanying consolidated balance sheet at December 31, 2003.

      At December 31, 2003, we had the following contractual obligations:

	Payments Due By Period

	Less than			More than
	One Year	1-3 Years	3-5 Years	5 Years	Total

	(In thousands)
Operating leases	$6,578	$6,633	$5,362	$6,806	$25,379
Cash outlays for restructuring and other related activities(1)	16,289	14,987	3,399	2,624	37,299
Purchase obligations(2)	1,549	334	70	—	1,953

Total	$24,416	$21,954	$8,831	$9,430	$64,631

(1)	Cash outlays for restructuring and other related activities include minimum future lease and related payments for excess facilities, net of estimated sublease income of $22.6 million under existing and expected sublease arrangements.

(2)	Purchase obligations represent minimum commitments due to third parties, including subcontractor agreements, telecommunication contracts, IT maintenance contracts in support of internal use software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties, have been excluded. Amounts presented also exclude accounts payable and accrued expenses at December 31, 2003.

      Cash used in operating activities from continuing operations was $26.7 million for 2003, including cash used for previously recorded restructuring activity of $32.5 million, a loss from continuing operations of $4.9 million, increases in unbilled revenue of $4.0 million and decreases in deferred revenues of $2.0 million, offset by net non-cash charges of $9.9 million, including $9.1 million of depreciation and amortization and increases in accrued expenses of $2.9 million. Overall, the change was primarily due to the cash outlay for previously recorded restructuring actions. Our days sales outstanding (DSO) for accounts receivable increased from 68 days for 2002 to 76 days for 2003 primarily due to increases in revenue in Germany, the United Kingdom and governmental clients as a percent of total revenue. The governmental clients continue to be slower payers, and value-added tax is included in the accounts receivable balance in Germany and the United Kingdom, but is excluded from revenue in those locations. We expect DSO for the first quarter of 2004 to be in the range of 70-75 days.

      Cash provided by investing activities from continuing operations was $2.2 million for 2003. This was due primarily to net proceeds from sales of investments of $8.5 million, offset by purchases (net of sales and maturities) of short-term investments of $3.1 million, capital expenditures of $1.6 million and the purchase of HWT shares of $1.7 million.

      Cash used in financing activities from continuing operations was $0.8 million for 2003, as a result of the repurchase of approximately 2.0 million shares of our common stock for approximately $3.4 million under our stock repurchase program, offset by cash provided from the sale of common stock through our employee stock purchase plan and the exercise of stock options of $2.1 million.

	Repurchase of
	Common Stock

	Shares	Amount

	(In thousands)
2003	1,951	$3,430
2002	5,757	5,266
2001	110	422

Total	7,818	$9,118

      The total cash outlay for the restructuring and other related activities implemented in 2001, 2002 and 2003 is expected to be approximately $145.1 million. The remaining $25.2 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs and leasehold improvements for facilities being vacated. As of December 31, 2003, $107.8 million of cash had been used for restructuring and other related costs, of which $32.5 million was expended during 2003. Lease termination payments were $2.6 million and $1.2 million for 2003 and 2002, respectively. Our estimated future restructuring and other related activities’ cash outlays are included in our contractual liabilities.

      We believe that our existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet our working capital and capital expenditure requirement and expected cash outlay for our previously recorded restructuring activities for at least the next 12 months.

New Accounting Pronouncements

      In January 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities (FIN 46) and, in December 2003, issued a revision to that interpretation (FIN 46R). FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (VIE) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. Upon the dissolution of our Italian joint venture on July 2, 2003, we no longer have any variable interest entities.

      On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC s related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. We adopted the provisions of SAB 104 in the fourth quarter of 2003. Our adoption of SAB 104 did not have a material effect on our financial position or results of operations.

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

      The market for our consulting services and the technologies used in our solutions has changed rapidly over the last four years. The market for advanced technology consulting services expanded dramatically during 1999 and most of 2000, but declined significantly in 2001 and 2002. Since the second half of 2000, many companies have experienced financial difficulties or uncertainty, and canceled or delayed spending on technology initiatives as a result. These companies typically are not demonstrating the same urgency regarding technology initiatives that existed during the economic expansion that stalled in 2000. This trend worsened for some companies following the September 11, 2001 terrorist attacks in the United States and the accounting scandals involving Enron, Worldcom and other companies. The economic uncertainty caused by recent military actions in Iraq further depressed technology spending. Although the economic climate has begun to show signs of improvement since the third quarter of 2003, this improvement may not continue for a meaningful period of time. If the economic climate does not improve significantly, large companies may continue to cancel or delay their business and technology consulting initiatives because of the weak economic climate, or for other reasons, and our business, financial condition and results of operations would be materially and adversely affected.

Our market is highly competitive and we may not be able to continue to compete effectively.

      The markets for the services we provide are highly competitive. We believe that we currently compete principally with large systems consulting and implementation firms and clients’ internal information systems departments. We also compete regularly with offshore outsourcing companies, and we expect competition from these companies to increase in the future, especially on development, application management services and outsourcing engagements. We compete to a lesser extent with specialized e-business consulting firms, strategy consulting firms and packaged technology vendors. We compete frequently for client engagements against companies with far higher revenues and larger numbers of consultants than we have. Recent consolidations of large consulting companies within our market have further increased the size and resources of some of these competitors. These competitors are often able to offer more scale, which in some instances has enabled them to significantly discount their services in exchange for revenues in other areas or at later dates. Additionally, in an effort to maintain market share, many of our competitors are heavily discounting their services to unprofitable levels. Some of our competitors have gone out of business. If we cannot keep pace with the intense competition in our marketplace, our business, financial condition and results of operations will suffer.

Our international operations and Global Distributed Delivery model subject us to increased risk.

      We currently have offices in the United Kingdom, Germany, India and Canada. Our international operations are a significant percentage of our total revenues, and our Global Distributed Delivery (GDD) model is a key component of our ability to successfully deliver our services. International operations are subject to inherent risks, including:

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

      In particular, our GDD model depends heavily on our office in New Delhi, India. Any escalation in the political or military instability in India or Pakistan or the surrounding countries could hinder our ability to successfully utilize GDD, and could result in material adverse effects to our business, financial condition and results of operations. Furthermore, the delivery of our services from remote locations causes us to rely on data, phone, power and other networks which are not as reliable as those in other countries where we operate. Any failures of these systems could affect the success of our GDD model. Remote delivery of our services also increases the complexity and risk of delivering our services, which could affect our ability to satisfy our clients’ expectations or perform our services within the estimated time frame and budget for each project.

We earn revenues, incur costs and maintain cash balances in multiple currencies, and currency fluctuations could affect our financial results.

      We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international segment revenues were $76.6 million in 2003. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues, purchases, payroll and investments. We also have a significant amount of foreign currency net asset exposures. Certain foreign currency exposures are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in US dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk, because we frequently incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

      Our cash position includes amounts denominated in foreign currencies. We manage our worldwide cash requirements considering available funds from our subsidiaries and the cost effectiveness with which these funds can be accessed. The repatriation of cash balances from certain of our subsidiaries outside the U.S. could have adverse tax consequences and be limited by foreign currency exchange controls. However, those balances are generally available without legal restrictions to fund ordinary business operations. We have transferred, and will continue to transfer, cash from those subsidiaries to the parent company, and to other international subsidiaries, when it is cost effective to do so. However, any fluctuations in foreign currency exchange rates could materially impact the availability and size of these funds for repatriation or transfer.

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

      Most of our projects are based on fixed-price, fixed-time contracts, rather than contracts in which payment to us is determined on a time and materials basis. Our failure to accurately estimate the resources required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price, fixed-time contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We are increasingly entering into contracts for large projects, which magnifies this risk. We have been required to commit unanticipated additional resources to complete projects in the past, which has resulted in losses on those contracts. We will likely experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the process, which could result in a fixed price that turns out to be too low and, therefore, could adversely affect our business, financial condition and results of operations.

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

      Our business model focuses heavily on delivering measurable business results for our clients, and increasingly we are aligning our interests with our client’s interests by putting a portion of our fees at risk, dependent on our client’s attainment of the business value we promised. In 2003, we recognized $956,000 of revenue by achieving previously agreed measurable business results. Our inability to deliver the business value that we have promised on a project could materially affect the profitability of that project, because we typically will incur the same level of project costs regardless of whether the promised business value is attained. We could also experience delays in revenue recognition or payment because the measurement of business value is often complex and may involve a verification process between us and our client. As a result, our failure to deliver the business value that we promise to our clients could materially affect our business, financial condition and results of operations.

If we do not attract and retain qualified professional staff, we may not be able to adequately perform our client engagements and could be limited in accepting new client engagements.

      Our business is labor intensive, and our success depends upon our ability to attract, retain, train and motivate highly skilled employees. Although we reduced our work force and slowed our hiring efforts in 2001 and 2002, and many specialized e-business and other business and technology companies did the same during this period, intense competition exists for employees who have specialized skills or significant experience in business and technology consulting. The improvement in demand for business and technology consulting services that began in the third quarter of 2003 has also increased the need for highly skilled employees. We expect to expand our operations in certain locations, including the United Kingdom and India, and these expansion efforts will be highly dependent on attracting a sufficient number of highly skilled people. We may not be successful in attracting enough employees to achieve our desired expansion or staffing plans. Furthermore, the industry turnover rates for these types of employees are high, and we may not be successful in retaining, training and motivating the employees we are able to attract. Our rate of voluntary turnover decreased slightly to 22% in the fourth quarter of 2003 from 23% in the third quarter of 2003, which is still above our targeted level, due to employees changing careers and increased travel requirements. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements. Such inability may also force us to hire expensive independent contractors, which could increase our costs and reduce our profitability on client engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce and other resources. Our future success will depend on our ability to manage the levels and related costs of our workforce and other resources effectively.

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

      In the third quarter of 2003, we had an operating loss of $0.6 million and net income of $1.0 million. For the fourth quarter of 2003, we had operating income of $1.1 million and net income of $2.6 million. For all of 2003, we had an operating loss of $8.2 million and a net loss of $4.9 million. As a result, relatively small adjustments, while modest in absolute amount, discovered after reporting our financial results could be deemed to be “material” in the near term, because such adjustments may constitute a significant percentage of our results from operations or net income or loss. Any adjustments that are deemed to be material for this reason would likely require us to restate our financial results for the periods affected, which could cause fluctuations in our stock price.

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

      We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments. At December 31, 2003, our exposure to market risk relates primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of fixed income securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material adverse impact on the fair value of our investment portfolio.

      For a discussion of the risks we face as a result of foreign currency fluctuations, please see “Risk Factors” in Part II — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8.	Financial Statements and Supplementary Data

SAPIENT CORPORATION

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Sapient Corporation:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Sapient Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 6 to the consolidated financial statements, pursuant to the adoption of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets, the Company changed its method of accounting for goodwill in 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

January 29, 2004, except for the third paragraph in Note 11, for which the date is March 11, 2004

SAPIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$67,592	$91,229
Marketable investments	72,961	59,085
Restricted cash	3,174	3,963
Accounts receivable, less allowance for doubtful accounts of $1,516 and $2,246 at December 31, 2003 and 2002, respectively	30,078	29,134
Unbilled revenues on contracts	14,387	11,468
Income tax receivable	657	642
Prepaid expenses	4,049	4,442
Other current assets	1,577	2,282

Total current assets	194,475	202,245
Marketable investments	9,201	20,426
Restricted cash	8,311	6,659
Property and equipment, net	13,180	24,262
Intangible assets, net	1,158	1,386
Other assets	575	7,675

Total assets	$226,900	$262,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,882	$4,005
Accrued expenses	14,637	12,888
Accrued restructuring costs, current portion	18,237	36,466
Accrued compensation	8,718	7,138
Income taxes payable	1,976	513
Deferred revenues on contracts	3,867	5,910

Total current liabilities	51,317	66,920
Accrued restructuring costs, net of current portion	22,550	37,110
Other long term liabilities	621	2,819

Total liabilities	74,488	106,849

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none outstanding at December 31, 2003 and 2002	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 129,897,952 and 127,648,747 shares issued at December 31, 2003 and 2002, respectively	1,299	1,276
Additional paid-in capital	471,653	469,648
Treasury stock, at cost, 7,817,942 and 5,867,259 shares at December 31, 2003 and 2002, respectively	(9,118)	(5,688)
Deferred compensation	(594)	(2,143)
Accumulated other comprehensive income	1,870	511
Accumulated deficit	(312,698)	(307,800)

Total stockholders’ equity	152,412	155,804

Total liabilities and stockholders’ equity	$226,900	$262,653

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Revenues:
Service revenues	$184,795	$173,811	$325,165
Reimbursable expenses	9,574	8,562	21,296

Total gross revenues	194,369	182,373	346,461

Operating expenses:
Project personnel costs, before reimbursable expenses (exclusive of stock-based compensation of $958, $2,863 and $3,421 for 2003, 2002, and 2001, respectively)	111,967	133,275	230,581
Reimbursable expenses	9,574	8,562	21,296

Total project personnel costs	121,541	141,837	251,877

Selling and marketing costs (exclusive of stock-based compensation of $59, $236 and $258 for 2003, 2002, and 2001, respectively)	18,501	26,192	27,880
General and administrative costs (exclusive of stock-based compensation of $72, $62 and $770 for 2003, 2002, and 2001, respectively)	57,523	79,338	128,574
Restructuring and other related charges	2,135	66,885	100,079
Impairment of goodwill and intangible assets	—	107,430	—
Amortization of intangible assets	1,772	4,328	28,126
Stock-based compensation	1,089	3,161	4,449

Total operating expenses	202,561	429,171	540,985

Loss from operations	(8,192)	(246,798)	(194,524)
Gain on equity investment change in interest	—	1,755	1,407
Other income (expense)	2,729	33	(4,677)
Interest income	1,902	4,312	9,393

Loss before income taxes, net equity loss from investees and loss from discontinued operations	(3,561)	(240,698)	(188,401)
Income tax provision (benefit)	1,337	(18,585)	(3,091)

Loss before net equity loss from investees and loss from discontinued operations	(4,898)	(222,113)	(185,310)
Net equity loss from investees	—	(349)	(499)

Loss from continuing operations	(4,898)	(222,462)	(185,809)
Loss from discontinued operations	—	(6,741)	(3,959)

Net loss	$(4,898)	$(229,203)	$(189,768)

Basic and diluted net loss per share:
Continuing operations	$(0.04)	$(1.78)	$(1.50)
Discontinued operations	$—	$(0.05)	$(0.03)

Basic and diluted net loss per share	$(0.04)	$(1.83)	$(1.53)

Weighted average common shares outstanding	121,188	124,961	124,256

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

								Accumulated
								Other	Retained
	Common Stock		Additional	Treasury Stock			Comprehensive	Comprehensive	Earnings	Total
			Paid-in			Deferred	Income	Income	(Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Compensation	(Loss)	(Loss)	Deficit)	Equity

	(In thousands)
Balance at December 31, 2000	121,374	$1,214	$423,935	—	—	$(10,058)	$—	$(862)	$111,171	$525,400

Shares issued under stock option and purchase plans	2,890	29	17,637	—	—	—	—	—	—	17,666
Common stock issued for acquisition of TLG	2,200	22	14,151	—	—	(8,596)	—	—	—	5,577
Common stock received from Human Code purchase price adjustment	(150)	(2)	(942)	—	—	—	—	—	—	(944)
Repurchases of common stock	—	—	—	(110)	(422)	—	—	—	—	(422)
Tax benefit of disqualifying dispositions of stock options	—	—	20,600	—	—	—	—	—	—	20,600
Amortization of deferred compensation	—	—	—	—	—	3,277	—	—	—	3,277
Reversal of deferred compensation	—	—	(6,934)	—	—	6,934	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(189,768)	—	(189,768)	(189,768)
Other comprehensive loss:
Currency translation adjustments	—	—	—	—	—	—	(1,642)	(1,642)	—	(1,642)
Net unrealized gain on investments	—	—	—	—	—	—	1,026	1,026	—	1,026

Comprehensive loss							$(190,384)

Balance at December 31, 2001	126,314	$1,263	$468,447	(110)	$(422)	$(8,443)		$(1,478)	$(78,597)	$380,770

Shares issued under stock option and purchase plans	1,335	13	3,532	—	—	—	—	—	—	3,545
Repurchases of common stock	—	—	—	(5,757)	(5,266)	—	—	—	—	(5,266)
Amortization of deferred compensation	—	—	—	—	—	3,066	—	—	—	3,066
Reversal of deferred compensation	—	—	(2,331)	—	—	3,234	—	—	—	903
Comprehensive loss:
Net loss	—	—	—	—	—	—	(229,203)	—	(229,203)	(229,203)
Other comprehensive loss:
Currency translation adjustments	—	—	—	—	—	—	2,352	2,352	—	2,352
Net unrealized loss on investments	—	—	—	—	—	—	(363)	(363)	—	(363)

Comprehensive loss							$(227,214)

								Accumulated
								Other	Retained
	Common Stock		Additional	Treasury Stock			Comprehensive	Comprehensive	Earnings	Total
			Paid-in			Deferred	Income	Income	(Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Compensation	(Loss)	(Loss)	Deficit)	Equity

	(In thousands)
Balance at December 31, 2002	127,649	$1,276	$469,648	(5,867)	$(5,688)	$(2,143)		$511	$(307,800)	$155,804

Shares issued under stock option and purchase plans	2,174	22	2,086	—	—	—	—	—	—	2,108
Shares issued to non- employees	3	—	8	—	—	—	—	—	—	8
Restricted shares issued to employees	72	1	100	—	—	—	—	—	—	101
Repurchases of common stock	—	—	—	(1,951)	(3,430)	—	—	—	—	(3,430)
Amortization of deferred compensation	—	—	—	—	—	995	—	—	—	995
Gain recognized on change in interest — HWT	—	—	365	—	—	—	—	—	—	365
Reversal of deferred compensation	—	—	(554)	—	—	554	—	—	—	—
Comprehensive loss:	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(4,898)	—	(4,898)	(4,898)
Other comprehensive loss:	—	—	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	—	1,564	1,564	—	1,564
Net unrealized loss on investments	—	—	—	—	—	—	(205)	(205)	—	(205)

Comprehensive loss							$(3,539)

Balance at December 31, 2003	129,898	$1,299	$471,653	(7,818)	$(9,118)	$(594)		$1,870	$(312,698)	$152,412

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Loss from continuing operations	$(4,898)	$(222,462)	$(185,809)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Loss recognized on write-down of investments	45	271	4,677
Realized gains on investments	(2,773)	(2,034)	(1,407)
Loss recognized on disposition of fixed assets	—	456	1,723
Depreciation and amortization	9,145	13,701	18,293
Amortization of intangible assets	1,772	4,328	28,126
Impairment of goodwill and intangible assets	—	107,430	—
Deferred income taxes	—	—	7,716
Allowance for doubtful accounts	624	263	2,706
Stock-based compensation	1,089	3,161	4,449
Equity received for services rendered	—	—	(156)
Non-cash restructuring costs	—	7,321	19,972
Net equity losses from investees	—	349	499
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Increase in restricted cash	(863)	(10,622)	—
(Increase) decrease in accounts receivable	(1,568)	6,539	38,304
Increase in unbilled revenues on contracts	(4,029)	(179)	(4,135)
Decrease (increase) in prepaid expenses	393	(1,230)	2,291
Decrease in other current assets	705	162	3,662
Decrease in other assets	1,463	304	279
(Decrease) increase in accounts payable	(123)	(1,026)	3,568
Increase (decrease) in accrued expenses	2,859	(306)	1,287
(Decrease) increase in accrued restructuring costs	(30,394)	19,583	44,929
Increase (decrease) in accrued compensation	1,580	(61)	(16,159)
Increase (decrease) in income taxes	1,448	12,526	(559)
Decrease in other long term liabilities	(1,100)	(1,407)	(252)
Decrease in deferred revenues on contracts	(2,043)	(2,455)	(3,473)

Net cash used in operating activities from continuing operations	(26,668)	(65,388)	(29,469)
Net cash used in operating activities from discontinued operations	—	(4,077)	(4,105)

Net cash used in operating activities	(26,668)	(69,465)	(33,574)

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from investing activities:
Purchases of property and equipment	(1,632)	(4,391)	(18,088)
Proceeds from sale of equity investment	—	1,562	—
Purchase of minority interest	—	(991)	—
Investments in and advances to affiliates	(1,679)	—	(962)
Long term investments	8,564	55	312
Sales and maturities of marketable investments	148,151	177,463	266,594
Purchases of marketable investments	(151,206)	(122,524)	(217,977)

Net cash provided by investing activities from continuing operations	2,198	51,174	29,879
Net cash used in investing activities from discontinued operations	—	(120)	(120)

Net cash provided by investing activities	2,198	51,054	29,759

Cash flows from financing activities:
Proceeds from stock option and purchase plans	2,108	3,444	17,510
Proceeds from sale of common stock of consolidated subsidiary	500	—	—
Repurchases of common stock	(3,430)	(5,266)	(422)

Net cash (used in) provided by financing activities from continuing operations	(822)	(1,822)	17,088

Effect of exchange rate changes on cash	1,655	1,718	(1,112)
(Decrease) increase in cash and cash equivalents	(23,637)	(18,515)	12,161
Cash and cash equivalents, beginning of year	91,229	109,744	97,583

Cash and cash equivalents, end of year	$67,592	$91,229	$109,744

Schedule of non-cash operating activities:
Tax benefit of disqualifying dispositions of stock options	$—	$—	$20,600

Schedule of non-cash investing activities:
Common stock received from Human Code purchase price adjustment	$—	$—	$944

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     Nature of Business

      Sapient is a leading business consulting and technology services firm that plans, designs, implements and manages information technology to improve business performance for Global 2000 clients. Sapient was founded in 1991 based on a single promise — to deliver the right business results on time and on budget. The Company’s fixed-price/fixed-time model, combined with its industry, design, technology and process expertise, provides clients with the highest business value at the lowest total cost of ownership. The Company has offices across the United States and in Canada, the United Kingdom, Germany and India.

      The market for technology consulting services declined significantly in 2001 and 2002, but began to stabilize and modestly improve in the second half of 2003. The Company has seen stabilization and some modest growth in its service revenues, beginning in the third quarter of 2002. The Company’s service revenues were $184.8 million for 2003, a 6% increase from service revenues of $173.8 million for 2002, which decreased 47% from service revenues of $325.2 million for 2001. The Company’s loss from continuing operations decreased to $4.9 million in 2003 from $222.5 million in 2002 and $185.8 million for 2001, primarily as a result of cost-cutting actions. The Company’s loss from continuing operations for 2002 included a $107.4 million charge for the impairment of goodwill and intangible assets. The Company’s net cash used in operations for 2003 was $26.7 million, including $32.5 million used for previously recorded restructuring actions, compared to $69.5 million for 2002, including $40.6 million used for previously recorded restructuring actions. The Company has accrued restructuring costs, primarily related to vacated facilities recorded in prior years, of $40.8 million at December 31, 2003. The Company’s cash, cash equivalents, restricted cash and marketable investments at December 31, 2003 were $161.2 million. The Company believes that its existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet its working capital, capital expenditure, restructuring and stock repurchase program requirements for at least the next 12 months. However, if the recent stabilization and improvement in the demand for the Company’s services does not continue and the Company suffers declines in its service revenues, the Company may incur additional losses and negative cash flows, and these could be significant.

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

(b) Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates relied upon in preparing these financial statements include estimated costs to complete long term contracts, allowances for doubtful accounts, estimated fair value of investments, including whether any decline in such fair value is other-than-temporary, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets and reporting units used to record impairment charges related to intangible assets and goodwill, restructuring and other related charges, contingent liabilities and recoverability

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Company’s net deferred tax assets and related valuation allowance. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

(c) Foreign Currency Translation

      For non-U.S. subsidiaries, which operate in a local currency environment, assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. The local currency for all foreign subsidiaries is considered to be the functional currency and, accordingly, translation adjustments are reported as a separate component of stockholders’ equity under the caption “accumulated other comprehensive income (loss).” In connection with the closure and dissolution of the Company’s operations in Japan, $1.1 million of cumulative translation adjustments were written off and are included in the Company’s 2002 loss from discontinued operations. Gains of approximately $1.1 million and $793,000 from foreign currency transactions are included in the statement of operations for 2003 and 2002, respectively. A loss of approximately $420,000 from foreign currency transactions was included in the statement of operations for 2001. These amounts were primarily related to intercompany foreign currency transactions that were of a short-term nature.

(d) Cash and Cash Equivalents

      All highly liquid investments with original maturities of three months or less are considered cash equivalents. Cash and cash equivalent balances consist of deposits and repurchase agreements with a large U.S. commercial bank and high-grade commercial paper. At December 31, 2003 and 2002, the Company has classified its cash equivalent investments, totaling approximately $26.3 million and $54.8 million, respectively, as available-for-sale and these investments are stated at amortized cost, which approximates fair value.

(e) Marketable Investments

      The Company classifies its marketable investments as available-for-sale, and carries them at fair market value. The difference between amortized cost and fair market value, net of tax effect, is recorded as a separate component of stockholders’ equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Accretion and amortization of discounts and premiums for all securities are included in interest income. Realized gains and losses from sales of available-for-sale securities were not material for any period presented. The Company considers available evidence, including the duration and extent to which declines in fair value compares to cost in determining whether the unrealized loss is “other than temporary.” If the decline is considered other than temporary, the unrealized loss is removed from other comprehensive income (loss) and recorded as other expense in the statement of operations.

(f) Financial Instruments and Concentration of Credit Risk

      Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable investments and accounts receivable.

      The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses and such losses have been within management’s expectations. No customer accounted for greater than 10 percent of total revenues in 2003, 2002 or 2001.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair market values of cash and cash equivalents, restricted cash, marketable investments, accounts receivable, accounts payable, accrued expenses and income taxes payable at both December 31, 2003 and 2002 approximate their carrying amounts.

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

(h) Other Assets

      Other assets include long term investments recorded under both the cost and equity methods of accounting. The Company uses the equity method of accounting for investments when it has an ownership interest of 20% to 50% or the ability to exercise significant influence over an investee’s operating activities. At December 31, 2003, the Company no longer has any long term investments. At December 31, 2002, investments accounted for under the equity method and cost method amounted to approximately $0 and $5.6 million, respectively.

      The Company classifies all cost method equity investments of publicly traded companies as “available-for-sale.” Available-for-sale investments are reported at fair value as of each balance sheet date. Fair value is determined based on market quotations. Investments in equity securities for which fair value is not readily determinable are carried at cost. If the fair value of the investment declines below cost, the Company considers available evidence, including the duration and extent to which the market value has been less than cost, to evaluate the extent to which the decline is “other than temporary.” If the decline is considered other than temporary, the cost basis of the investment is adjusted down to fair value and the amount of the adjustment is included in the Company’s consolidated statement of operations. For the years ended December 31, 2003, 2002 and 2001, the Company recorded $45,000, $271,000 and $4.7 million, respectively, in charges to write down certain investments because the decline in the value of these investments was considered to be other than temporary.

(i)	Change in Interest Gains and Losses

      The Company includes gains and losses on changes in interest in its subsidiaries and equity method investees in net income (loss). If the change in interest is a gain and the subsidiary or equity method investee is a research and development, start-up or development stage company or an entity whose viability as a going concern is under consideration, the Company accounts for the change in interest as a component of stockholders’ equity.

(j)	Revenue Recognition and Allowance for Doubtful Accounts

      The Company recognizes revenue from the provision of professional services under written service contracts with its clients. The Company derives a significant portion of its revenue from fixed-price, fixed-time contracts. Revenue generated from fixed-price contracts, with the exception of support and maintenance contracts, is recognized based on the ratio of labor hours incurred to estimated total labor hours. This method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. Revenue generated from fixed-price support and maintenance contracts is recognized ratably over the contract term. Revenue from time-and-material contracts is recognized as services are provided. The Company’s project delivery and

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business unit finance personnel continually review labor hours incurred and estimated total labor hours, which may result in revisions to the amount of recognized revenue for a contract. Certain contracts provide for revenue to be generated based upon the achievement of certain performance standards. Revenue is recognized when such performance standards are achieved, including $956,000 of revenue recognized in 2003. No revenue was recognized in 2002 and 2001 for performance standards. In some instances during 2001, services were provided to clients in exchange for equity instruments of the client. The Company measures the fair value of the equity instrument on the date the parties come to a mutual understanding of the terms of the arrangement and a commitment for performance by the Company to earn the equity instruments is reached, or when the equity is earned, whichever occurs earlier. The Company did not receive any equity for services rendered in 2003 or 2002. In 2001, $156,000 of equity was received for services rendered. Subsequent changes in the value of equity are measured as indicated in the “Other Assets” policy above.

      Recognized revenues and profits are subject to revisions as the contract progresses to completion. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. At December 31, 2003 and 2002, $0 and $2.6 million, respectively, was provided for estimated losses on uncompleted contracts. Earnings recognized in excess of the amounts invoiced to clients are classified as unbilled revenues. Amounts invoiced to clients in excess of revenue recognized are classified as deferred revenues.

      The Company recognizes revenue for services only in those situations where collection from the client is probable and its fees are fixed or determinable. The Company establishes billing terms at the time project deliverables and milestones are agreed. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company bases its estimates on its historical collection and write-off experience, current trends, credit policy, detailed analysis of specific client situations and percentage of its accounts receivable by aging category. If the financial condition of Sapient’s clients were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. For the years ended December 31, 2003, 2002 and 2001, $624,000, $263,000 and $2.7 million, respectively, was provided for doubtful accounts.

      The Company incurs incidental expenses in the delivery of services to its clients that are commonly referred to as “out-of-pocket” expenses. These expenses include, but are not limited to, travel and related charges. The Company records reimbursable expenses as revenue.

      Revenue from multiple element arrangements is accounted for under EITF Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” For these arrangements, the Company evaluates all deliverables in the contract to determine whether they represent separate units of accounting. The Company then measures and allocates the consideration from the arrangement to the separate units of accounting, if applicable. This evaluation is performed at the inception of the arrangement and as each item in the arrangement is delivered, and involves significant judgments regarding the nature of the services and deliverables being provided and whether these services and deliverables can reasonably be divided into the separate units of accounting. In the second quarter of 2003, the Company entered into a preferred partnership with a client for a three-year period. The Company performed a detailed assessment of the contract terms and deliverables and determined that the multiple deliverables could not be separated into individual units of accounting. The Company concluded that revenue should be recognized on a straight line basis over the term of the contract.

(k) Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” requires that companies either recognize compensation expense for grants of employee stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At December 31, 2003, the Company

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has eight stock-based compensation plans, which are described more fully in Note 12. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	2003	2002	2001

	(In thousands except per share data)
Net loss as reported	$(4,898)	$(229,203)	$(189,768)
Add back: Stock-based compensation, included in net loss, as reported	$1,081	$3,161	$4,449
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26,311)	(44,460)	(64,350)

Pro forma	$(30,128)	$(270,502)	$(249,669)

Basic and diluted net loss per share
As reported	$(0.04)	$(1.83)	$(1.53)
Pro forma	$(0.25)	$(2.16)	$(2.01)

      The stock-based compensation expense appearing in the financial statements relates to restricted stock of the Company granted to senior officers of the Company and restricted stock of HWT granted to an executive of HWT, as well as the Human Code, Inc. (Human Code) and The Launch Group Aktiengesellschaft (TLG) acquisitions. The Company assumed the Human Code options granted to Human Code employees, which vest ratably over periods up to four years. Deferred compensation expense relates to the intrinsic value of the unvested options on the date of purchase. In connection with the TLG acquisition, the Company issued restricted Sapient stocks to former TLG employees continuing employment with the Company in July 2001 and these restricted stocks are vested ratably over four years.

(l) Advertising Costs

      The Company charges the costs of advertising to expense as incurred, and includes these costs in selling and marketing costs in the consolidated statements of operations. The amounts of advertising costs recorded by the Company were immaterial for all periods presented.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. See Note 10.

(n) Income (Loss) Per Share

      Under Statement of Financial Accounting Standards No. 128, the Company presents basic income (loss) per share and diluted income (loss) per share for each of the following line items: income (loss) from continuing operations, loss from discontinued operations and net income (loss). Basic income (loss) per share is based on the weighted average number of shares outstanding during the period. Diluted income (loss) per share reflects the per share effect of dilutive common stock equivalents. Common stock equivalents were outstanding at December 31, 2003, 2002 and 2001 but were not included in the computation of diluted income (loss) per share because the Company recorded losses for each of the years then ended.

(o) Comprehensive Income (Loss)

      Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) establishes standards for reporting comprehensive income (loss) and its components in the body of the financial statements. Comprehensive income (loss) includes net income (loss) as currently reported under generally accepted accounting principles and also considers the effect of additional economic events that are not required to be recorded in determining net income (loss) but are rather reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on investments which are considered temporary as components of comprehensive income (loss). At December 31, 2003 and 2002, the Company reported foreign currency translation gains in the amount of approximately $1.8 million and $270,000, respectively. At December 31, 2003 and 2002, the Company reported unrealized gains on investments in the amount of approximately $36,000 and $241,000, respectively.

(p) Segment Reporting

      The Company is engaged in business activities which involve the provision of business and technology consulting services, primarily on a fixed-price basis. Beginning January 1, 2002, the Company has discrete financial data by operating segments available based on the Company’s method of internal reporting, which disaggregates its operations on a business unit basis for its United States operations and on a geographic basis for its international operations. Operating segments are defined as components of the Company concerning which separate financial information is available to manage resources and evaluate performance. Beginning with the fourth quarter of 2003, the Company combined its Automotive and Industrial, Consumer and Transportation and Energy Services business units in the United States into one business unit called Automotive, Consumer and Energy. The Company has reported its results by operating segments accordingly and results for operating segments for 2002 have been reclassified to reflect these changes. Through December 31, 2001, the Company operated in one segment. Data was not available for comparative periods prior to 2002.

      The Company does not allocate certain selling and marketing and general and administrative expenses to its business unit segments in the United States, because these activities are managed separately from the business units. The Company did not allocate the costs associated with the 2002 restructuring plans across its operating segments for internal measurements purposes, given that the substantial majority of the restructuring costs represent consolidation of facilities and other items that are not specific to individual operating segments. The Company did allocate the workforce reduction costs associated with restructuring activity in the second quarter of 2003 across its operating segments, due to the specific identification of terminated employees to their respective individual operating segment. The Company did not allocate the restructuring and other related charges recorded in the third quarter of 2003 across its operating segments as these charges

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulted primarily from changes in estimated sub-lease income in connection with restructuring plans announced in 2001 and 2002. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each operating segment. During the first three quarters of 2002, the Company’s Japanese subsidiary was included in “All Other.” During the fourth quarter of 2002, the Company discontinued operations in Japan and classified the results of operations as discontinued for all periods presented.

      The table below presents the service revenues and operating income (loss) attributable to these operating segments for 2003 and 2002 (in thousands).

					Automotive/
For the year ended	Financial		Public		Consumer/		Technology/		United
December 31, 2003	Services		Services		Energy		Communications		Kingdom	Germany	Sub-Total

Service revenues	$19,616		$26,535		$35,980		$21,947		$51,211	$17,784	$173,073
Operating income (loss)	$7,179	(1)	$4,657	(1)	$11,779	(1)	$5,460	(1)	$(1,830)	$2,333	$29,578	(1)

	Sub-Total
	Reportable				Reconciling		Consolidated
	Segments		All Other		Items		Totals

Service revenues	$173,073		$11,722		$—		$184,795
Operating income (loss)	$29,578	(1)	$3,262	(1)	$(36,401	)(2)	$(3,561	)(2)

					Automotive/
For the year ended	Financial		Public		Consumer/		Technology/		United
December 31, 2002	Services		Services		Energy		Communications		Kingdom	Germany	Sub-Total

Service revenues	$39,382		$20,799		$35,115		$16,079		$39,738	$11,102	$162,215
Operating income (loss)	$3,672	(1)	$(3,770	)(1)	$2,753	(1)	$(1,311	)(1)	$(1,466)	$(3,964)	$(4,086	)(1)

	Sub-Total
	Reportable				Reconciling		Consolidated
	Segments		All Other		Items		Totals

Service revenues	$162,215		$11,596		$—		$173,811
Operating income (loss)	$(4,086	)(1)	$3,219	(1)	$(239,831	)(2)	$(240,698	)(2)

(1)	The business unit segment operating income (loss) reflects only the direct controllable expenses of each business unit segment. The total operating results for each business unit segment in the U.S. do not contain an allocation of certain corporate, selling and marketing, or general and administrative expenses incurred in support of the U.S. business unit segments.

(2)	Represents consolidated loss before income taxes, net equity loss from investees and loss from discontinued operations. Adjustments that are made to the total of the segments’ operating income (loss) in order to arrive at consolidated loss before income taxes include the following:

	Year Ended December 31,

	2003	2002

Restructuring and other related charges	$—	$66,885
Unallocated restructuring and other related charges	737	—
Impairment of goodwill and intangible assets	—	107,430
Amortization of intangible assets	1,772	4,328
Stock-based compensation	1,089	3,161
Other income	(2,729)	(1,788)
Interest income	(1,902)	(4,312)
Unallocated expenses	37,434 (3)	64,127 (3)

	$36,401	$239,831

(3)	Includes corporate and U.S. selling and marketing and general and administrative costs.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(q) Geographic Data

      Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated statements of operations and the consolidated balance sheets:

	2003	2002	2001

	(In thousands)
Service revenues:
United States	$108,180	$115,487	$251,446
International	76,615	58,324	73,719

Total service revenues	$184,795	$173,811	$325,165

Long-lived assets:
United States	$9,208	$16,862	$144,290
International	5,130	8,786	10,320

Total long-lived assets	$14,338	$25,648	$154,610

      In 2003, 2002 and 2001, Sapient Limited, the Company’s subsidiary in the United Kingdom, had service revenues of $51.2 million, $39.7 million, and $56.6 million, respectively, or 67%, 68% and 77%, respectively, of total international revenues.

(r)	New Accounting Pronouncements

      In January 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities (FIN 46) and, in December 2003, issued a revision to that interpretation (FIN 46R). FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (VIE) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. Upon the dissolution of the Company’s interest in the Italian joint venture on July 2, 2003 (see Note 8), the Company no longer has any variable interest entities.

      On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC s related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The Company adopted the provisions of SAB 104 in the fourth quarter of 2003. The Company’s adoption of SAB 104 did not have a material effect on its financial position or results of operations.

(3)     Marketable Investments

      At December 31, 2003 and 2002, all of the Company’s marketable investments were classified as available-for-sale. Marketable investments are carried on the balance sheet at their fair market value.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarize the Company’s marketable investments in thousands of dollars:

	2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Commercial paper	$5,098	$—	$—	$5,098
U.S. government agencies	66,012	49	(18)	66,043
Municipal notes and bonds	5,907	2	—	5,909
Corporate debt securities	5,109	5	(2)	5,112

Marketable investments	$82,126	$56	$(20)	$82,162

Current marketable investments				72,961

Non-current marketable investments				$9,201

	2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Commercial paper	$7,409	$10	$—	$7,419
U.S. government agencies	61,324	207	(79)	61,452
Municipal notes and bonds	1,641	15	—	1,656
Corporate debt securities	8,934	53	(3)	8,984

Marketable investments	$79,308	$285	$(82)	$79,511

Current marketable investments				59,085

Non-current marketable investments				$20,426

      Contractual maturities of marketable investments at December 31, 2003 (in thousands):

	Amortized	Market
	Cost	Value

Less than one year	$72,920	$72,961
Due in 1-2 years	9,206	9,201
Due in 2-5 years	—	—
Due after 5 years	—	—

Marketable investments	$82,126	$82,162

      Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Gross realized gains and losses on the sale of securities are calculated using the specific identification method, and were not material to the Company’s consolidated results of operations for 2003, 2002 and 2001.

(4)     Restricted Cash

      The Company has deposited approximately $11.5 million and $10.6 million with various banks as collateral for letters of credit and performance bonds and has classified this cash as restricted on the accompanying consolidated balance sheet at December 31, 2003 and December 31, 2002, respectively.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)     Property and Equipment

      The cost and accumulated depreciation of property and equipment at December 31, 2003 and 2002 are as follows (in thousands):

			Estimated
	2003	2002	Useful Life

Leasehold improvements	$17,229	$22,539	Lesser of lease term or life of asset
Furniture and fixtures	4,772	4,639	5 years
Office equipment	5,648	5,931	5 years
Computer equipment	11,807	19,231	3 years

	39,456	52,340
Less accumulated depreciation	(26,276)	(28,078)

Property and equipment, net	$13,180	$24,262

      Depreciation and amortization expense was approximately $9.1 million, $13.7 million and $18.3 million in 2003, 2002 and 2001 respectively.

(6)     Goodwill

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” (SFAS 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with at least annual tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. Companies had six months from the date of adoption of SFAS 142 to complete a transitional goodwill impairment test, which is applied as of the beginning of the fiscal year in which the standard was first adopted. SFAS 141 was effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition was after June 30, 2001. The provisions of SFAS 142 were adopted by the Company, as required, on January 1, 2002.

      As a result of the provisions of SFAS 142, beginning January 1, 2002, the Company ceased amortization of goodwill, which was approximately $101.8 million at that time. The Company performed an impairment review of its goodwill as of January 1, 2002, under the transitional provisions of SFAS 142. The Company identified its reporting units, allocated assets and liabilities to the reporting units and performed impairment tests on the goodwill associated with each of the reporting units by comparing the reporting units’ book value to their estimated fair value. Assets and liabilities, including goodwill, were allocated to reporting units based on factors such as specific identification, percentage of revenue and headcount. The fair value of the reporting units was estimated considering a market multiple of revenue approach. During the second quarter of 2002, the Company completed the transitional impairment test of goodwill and concluded that no impairment of the goodwill had occurred as of January 1, 2002. By June 30, 2002, the Company’s stock price had declined significantly from January 1, 2002, at which point the Company’s market capitalization, based on its stock price, was below its book value, and the Company performed an interim goodwill impairment test. The Company’s stock price at January 2, 2002 was $7.25 per share and declined to $1.06 per share at June 28, 2002. Based on the analysis at June 30, 2002, the carrying amount of all reporting units exceeded their fair values and a goodwill impairment charge of $101.8 million was recognized in the statement of operations under the caption “Impairment of goodwill and intangible assets,” in 2002. This charge represented 100% of

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the goodwill balance at January 1, 2002. The valuation of the estimated fair value of reporting units based on a market multiple of revenue approach required significant estimates and assumptions. These estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. If different estimates or assumptions were used, it is reasonably possible that the analysis would have generated materially different results.

      The following is a summary of reported loss from continuing operations and basic and diluted loss per share from continuing operations for 2003, 2002 and 2001, as adjusted to remove the amortization of goodwill (in thousands, except per share amounts):

	Years Ended December 31,

	2003	2002	2001

Reported loss from continuing operations	$(4,898)	$(222,462)	$(185,809)
Add back: Goodwill amortization	—	—	18,897

Adjusted loss from continuing operations	$(4,898)	$(222,462)	$(166,912)

Basic and diluted loss per share from continuing operations:
Reported basic and diluted loss per share from continuing operations	$(0.04)	$(1.78)	$(1.50)
Goodwill amortization	$—	$—	$0.15

Adjusted basic and diluted loss per share from continuing operations	$(0.04)	$(1.78)	$(1.35)

(7)	Intangible and Long-lived Assets

      In connection with the acquisition of additional interest in HWT, intangible assets of $1.5 million, primarily consisting of customer contracts and developed technology, were acquired during the first quarter of 2003. These intangible assets are being amortized on a straight-line basis over their remaining useful lives, which will become fully amortized in the first quarter of 2006. The valuation of long-lived assets requires significant estimates and assumptions, including fair value estimates such as estimated replacement cost and relief from royalty. These estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. If different estimates or adjustments were used, it is reasonably possible that the Company’s analysis would have generated materially different results.

      The carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Factors the Company considers important which could trigger an impairment review include:

•	significant underperformance relative to historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant decline in stock price for a sustained period; and

•	market capitalization relative to net book value.

      If such circumstances exist, the Company will evaluate the carrying value of long-lived assets, other than goodwill, to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. The Company determined that an

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interim impairment test of its long-lived assets was necessary at June 30, 2002 due to the significant decline in the Company’s market capitalization, as determined by its stock price. Utilizing the lowest level of identifiable cash flows for each long-lived asset group, the Company determined that the expected undiscounted cash flows related to its long-lived asset groups would not recover the carrying value of the assets over their remaining useful lives. Accordingly, the Company compared the carrying amounts of its long-lived assets to their estimated fair values. Fair values were estimated using methods such as estimated replacement cost and relief from royalty. Based on the analysis at June 30, 2002, the fair values of certain intangible assets were below their carrying values and an impairment charge of $5.6 million was recognized in the statement of operations under the caption “Impairment of goodwill and intangible assets,” for 2002. The Company determined that an impairment test of intangible assets at December 31, 2003 was necessary due to the continued lack of profitability in the HWT business unit to which our intangible assets pertain. The Company determined as a result of this test, that the expected undiscounted cash flows related to HWT are expected to recover the carrying value of the intangible assets over their remaining useful lives, and as a result, that no impairment exists as of December 31, 2003.

      The following is a summary of intangible assets as of December 31, 2003 and 2002 (in thousands):

	December 31, 2003

	Gross Carrying	Accumulated	Impairment	Net Book
	Amount	Amortization	Charge	Value

Amortizable intangible assets
Marketing assets and customer lists	$2,320	$(2,291)	$—	$29
Employment agreements	1,000	(1,000)	—	—
Customer contracts	1,439	(360)	—	1,079
Developed technology	12,110	(12,060)	—	50

Total	$16,869	$(15,711)	$—	$1,158

	December 31, 2002

	Gross Carrying	Accumulated	Impairment	Net Book
	Amount	Amortization	Charge	Value

Amortizable intangible assets
Marketing assets and customer lists	$4,100	$(2,481)	$(1,519)	$100
Employment agreements	1,000	(778)	—	222
Developed technology	16,160	(10,980)	(4,116)	1,064

Total	$21,260	$(14,239)	$(5,635)	$1,386

      Amortization expense related to the intangible assets was $1.7 million, $4.3 million and $9.2 million for 2003, 2002 and 2001, respectively. Amortization expense related to intangible assets is expected to be $515,000 each year for 2004 and 2005. The remaining balance of $128,000 of amortizable intangible assets is expected to be fully amortized in the first quarter of 2006.

(8)	Investments and Minority Interest

      On October 25, 2000, the Company invested $3.7 million in DI, a management consulting company that develops strategies for e-businesses in Japan, and acquired a 19% interest. Under the terms of the Company’s investment agreement with DI, the Company had one seat on DI’s board of directors, with special voting rights and other privileges, and, therefore, used the equity method of accounting for this investment. In 2002 and 2001, the Company’s equity ownership percentage in DI was diluted from approximately 19% to approximately 15.7%, as a result of subsequent sales of DI’s common stock. Both rounds of financing by DI

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were at a higher price per share than the Company previously paid, and the Company recorded gains of $1.8 million and $1.4 million for 2002 and 2001, respectively, as a result of the change in equity interest.

      During the fourth quarter of 2002, the Company discontinued its Sapient KK operations in Japan (See Note 17). On November 14, 2002, as part of the dissolution of Sapient KK, the Company and DI agreed to unwind the cross ownership position between DI and Sapient KK in exchange for DI lifting certain trade restrictions on its common stock owned by the Company. In addition, the Company’s designee on DI’s Board of Directors resigned his position as a Director of DI in November 2002. From November 2002, the Company used the cost method of accounting, since the Company no longer had the ability to significantly influence DI. The Company has sold all of its remaining interest in DI for net cash proceeds of $8.6 million and $585,000 in 2003 and 2002, respectively, realizing gains of approximately $2.8 million and $43,000 in 2003 and 2002, respectively.

      On July 2, 2003, the Company reached an agreement with the management team of Sapient S.p.A., formerly the Company’s joint venture in Milan, Italy, pursuant to which the management team acquired all of the shares of Sapient S.p.A. from the shareholders of the joint venture. As a result, the Company no longer holds any ownership interest in the voting shares of Sapient S.p.A. and the joint venture agreement has been terminated. The management team is the exclusive licensee of Sapient’s intellectual property in Italy and the Company is entitled to a royalty equal to 2% of the annual revenue of Sapient S.p.A. beginning July 2, 2005. The Company also has an option to purchase 100% of the ownership of Sapient S.p.A., based on a formula which estimates fair value, among other rights. The option is exercisable from July 2007 through July 2010.

(9)	Restructuring and Other Related Charges

      As a result of the decline in the demand for advanced technology consulting services that began in the second half of 2000, and the resulting decline in the Company’s service revenues in 2001 and 2002, the Company restructured its workforce and operations in 2001, 2002 and in the second quarter of 2003.

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

      In connection with the restructuring plans implemented in 2002, the Company recorded restructuring and other related charges of approximately $66.9 million during 2002. The 2002 restructuring plans resulted in the termination of 863 employees. The restructuring plans also included discontinuing operations in Japan, closing offices in Houston and Denver and consolidating office space in other cities where the Company had excess office space. In connection with the termination of certain former TLG employees, the Company accelerated the vesting of approximately 138,000 shares of restricted common stock as a part of their severance packages, resulting in a non-cash charge of approximately $903,000. Restructuring charges of $662,000 related to the Company’s Japan subsidiary was reported in the Company’s loss from discontinued operations for 2002. Estimated costs for the consolidation of facilities are comprised of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space, leasehold improvement write-downs, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 391,000 square feet.

      In connection with the restructuring plans announced in 2001, the Company recorded restructuring and other related charges of $100.6 million. The restructuring plans resulted in the termination of 1,251

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees. The restructuring plans also included closing the Sydney, Australia office and consolidating office space in other cities where the Company had multiple office locations. Included in the restructure charge is approximately $561,000 related to the Company’s Japan subsidiary which is now included in its loss from discontinued operations for the year ended December 31, 2001. Estimated costs for the consolidation of facilities are comprised of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space, leasehold improvement write-downs, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 639,000 square feet.

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

      Charges for restructuring and other related activities as of, and for 2003, 2002 and 2001 were as follows (in thousands):

		Additional	Additional	Utilized
	Balance	Charge-	Charge-			Balance
	12/31/02	Q2	Q3	Non-Cash	Cash	12/31/03

Workforce	$5,133	$1,612	$(40)	$(16)	$(6,447)	$242
Facilities	68,443	(214)	777	(2,379)	(26,082)	40,545

	$73,576	$1,398	$737	$(2,395)	$(32,529)	$40,787

Current accrued restructuring costs						18,237

Non-current accrued restructuring costs						$22,550

		Additional	Additional	Additional	Additional		Utilized
	Balance	Charge-	Charge-	Charge-	Charge-				Balance
	12/31/01	Q1	Q2	Q3	Q4	Adjustments	Non-Cash	Cash	12/31/02

Workforce	$1,635	$12,967	$3,100	$697	$7,119	$(643)	$(903)	$(18,839)	$5,133
Facilities	51,705	34,981	6,153	820	4,439	(3,883)	(3,968)	(21,804)	68,443
Depreciable assets	—	787	525	—	485	—	(1,797)	—	—

	$53,340	$48,735	$9,778	$1,517	$12,043	$(4,526)	$(6,668)	$(40,643)	$73,576

Current accrued restructuring costs									36,466

Non-current accrued restructuring costs									$37,110

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Utilized
	Original	Additional				Balance
	Charge	Charge	Adjustments	Non-Cash	Cash	12/31/01

Workforce	$11,948	$11,691	$852	$(67)	$(22,789)	$1,635
Facilities	33,285	23,549	13,217	(6,470)	(11,876)	51,705
Depreciable assets	2,109	2,769	1,220	(6,098)	—	—

	$47,342	$38,009	$15,289	$(12,635)	$(34,665)	$53,340

Current accrued restructuring costs						17,829

Non-current accrued restructuring costs						$35,511

      The remaining accrued restructuring costs are $40.8 million at December 31, 2003, of which the cash portion is $37.3 million. The cash outlay over the next 12-month period is expected to be $16.2 million and the remainder will be paid through 2011.

(10)	Income Taxes

      The provision (benefit) for income taxes consists of the following:

	2003	2002	2001

	(In thousands)
Federal, current	$—	$(17,217)	$(11,634)
State, current	500	201	117
Foreign, current	837	(648)	710

Subtotal, current income tax provision (benefit)	1,337	(17,664)	(10,807)

Federal, deferred	—	—	6,674
State, deferred	—	(921)	1,042
Foreign, deferred	—	—	—

Subtotal, deferred income tax provision (benefit)	—	(921)	7,716

Income tax provision (benefit)	$1,337	$(18,585)	$(3,091)

      The income tax benefit of the employee stock option compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes credited to additional paid-in capital was $20.6 million for 2001. No amounts were credited to additional paid-in capital for 2003 or 2002.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income tax expense for 2003, 2002 and 2001 differed from the amounts computed by applying the U.S. statutory income tax rate to pre-tax income as a result of the following:

	2003	2002	2001

Statutory income tax (benefit) rate	(35.0)%	(35.0)%	(35.0)%
Impact of the Job Creation and Worker Assistance Act of 2002	—	(6.9)	—
State income taxes, net of federal benefit	9.1	(3.2)	(4.8)
Non-deductible goodwill	—	13.3	3.1
Valuation allowance	63.3	23.5	35.4
Other, net	0.2	0.6	(0.3)

Effective income tax (benefit) rate	37.6%	(7.7)%	(1.6)%

      At December 31, 2003 and 2002, deferred income tax assets and liabilities resulted from differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

	2003	2002

	(In thousands)
Deferred income tax assets (liabilities), current:
Deferred revenue	$782	$1,888
Allowance for doubtful accounts	462	717
Other reserves and accruals	2,511	1,430
Unbilled revenue	(3,457)	(2,966)
Restructuring charges	77	1,346

Gross deferred income tax assets (liabilities), current	375	2,415
Valuation allowance	(375)	(2,415)

Net deferred income tax assets (liabilities), current	$—	$—

Deferred income tax assets (liabilities), non-current:
Property and equipment	$(409)	$3,148
In-process research and development	2,895	3,194
Goodwill and other intangibles	5,079	5,075
Tax credits	4,786	4,786
Unused net operating losses	89,996	71,431
Restructuring charges	15,319	25,739
Other	—	—

Gross deferred income tax assets (liabilities), non-current	117,666	113,373
Valuation allowance	(117,666)	(113,373)

Net deferred income tax assets (liabilities), non-current	$—	$—

      The Company has net operating loss carry-forwards of approximately $191 million and $144 million related to U.S. federal purposes, $286 million and $239 million related to state jurisdictions, and $18 million and $20 million related to foreign jurisdictions at December 31, 2003 and 2002, respectively. If not utilized, the net operating loss carry-forwards will begin to expire at various times beginning in 2007. The Company’s federal and Massachusetts research and development tax credit carry-forwards for income tax purposes are approximately $4.8 million and $4.8 million at December 31, 2003 and 2002, respectively. If not utilized, the

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

federal tax credit carry-forwards will begin to expire in 2017. In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2001, 2002 and 2003 and uncertainty as to the extent and timing of profitability in future periods, the Company recorded a full valuation allowance of approximately $118.0 million and $115.8 million at December 31, 2003 and 2002, respectively. The assessment of the valuation allowance requires significant judgment and can materially affect net income. If the realization of deferred tax assets in the future becomes more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made.

      The Company has a deferred tax asset pertaining to net operating loss carry-forwards resulting from the exercise of employee stock options of approximately $4.6 million and $4.4 million at December 31, 2003 and 2002, respectively. When recognized, the tax benefit of these loss carry-forwards will be accounted for as a credit to additional paid-in-capital.

      The Company did not provide for United States income taxes and foreign withholding taxes on a cumulative total of approximately $9.1 million and $5.2 million of undistributed earnings for certain non-United States subsidiaries at December 31, 2003 and 2002. The Company intends to reinvest any earnings indefinitely in operations outside the United States.

      Net total income taxes (received) paid in 2003, 2002 and 2001 were approximately $(200,000), $(33.0) million, and $565,000, respectively.

(11)	Commitments and Contingencies

      The Company maintains its executive offices in Cambridge, Massachusetts and operating offices in several locations throughout the United States and abroad. Future minimum rental commitments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2003, net of estimated sublease income of $8.2 million and $14.4 million under existing sublease arrangements and expected future sublease arrangements, respectively, were as follows (in thousands):

Total

2004	$22,867
2005	11,408
2006	10,212
2007	4,580
2008	4,181
Thereafter	9,430

      Rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $7.2 million, $10.9 million and $22.4 million, respectively.

      The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims totaling approximately $7.2 million and various administrative audits, each of which have arisen in the ordinary course of our business. The Company has an accrual at December 31, 2003 of approximately $1.0 million related to certain of these items. The Company intends to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has previously accrued.

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

      The Company frequently warrants that the technology solutions it develops for its clients will operate in accordance with the project specifications without defects for a specified warranty period, subject to certain limitations that the Company believes are standard in the industry. In the event that defects are discovered during the warranty period, and none of the limitations apply, the Company is obligated to remedy the defects until the solution that the Company provided operates within the project specifications. The Company is not typically obligated by contract to provide its clients with any refunds of the fees they have paid, although a small number of its contracts provide for the payment of liquidated damages upon default. The Company has purchased insurance policies covering professional errors and omissions, property damage and general liability that reduce its monetary exposure for warranty-related claims and enable it to recover a portion of any future amounts paid. The Company typically provides in its contracts for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project. The Company has never paid any material amounts with respect to the warranties for its solutions, although the Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties. Deferred revenues on contracts related to warranties is immaterial as of December 31, 2003 and 2002.

(12)	Stock Plans

(a) 1992 Stock Option Plan

      During 1992, the Company approved the 1992 Stock Plan (the 1992 Plan) for its employees. The 1992 Plan provided for the Board of Directors to grant stock options, stock purchase authorizations and stock

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bonus awards up to an aggregate of 20,000,000 shares of non-voting common stock. Since consummation of the Company’s initial public offering of common stock in April 1996, no further grants or awards may be made pursuant to the 1992 Stock Plan. No options remain outstanding under the 1992 Plan.

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

      The Company’s 1996 Employee Stock Purchase Plan (the Purchase Plan) authorized the issuance of up to 3,600,000 shares of common stock to participating employees through a series of semi-annual offerings. The maximum number of shares available in each offering was 200,000 shares (plus any unpurchased shares available from previous offerings) for the first six offerings, 240,000 shares (plus any unpurchased shares available from previous offerings) for the seventh through ninth offerings, 480,000 shares (plus any unpurchased shares available from previous offerings) for the tenth offering and 600,000 shares (plus any unpurchased shares available from previous offerings) for the eleventh and twelfth offerings. As of June 30, 2002, all twelve offerings have occurred, and the Purchase Plan expired. Under the Purchase Plan, the Company sold 1,198,002 and 856,849 shares of common stock in 2002 and 2001, respectively.

(d)	1996 Director Stock Option Plan

      The Company’s 1996 Director Stock Option Plan (the Director Plan) authorizes the issuance of 240,000 shares of common stock. Each non-employee director elected to the Board of Directors after the adoption of the Director Plan will, upon his or her election, automatically be granted an option to purchase 40,000 shares of common stock at an exercise price equal to the fair market value of the Company’s common stock on the grant date. Options granted pursuant to the Directors Plan vest in four equal annual installments commencing on the first anniversary of the date of grant and generally expire ten years after the date of grant. As of December 31, 2003 and 2002, options to purchase 80,000 and 40,000 shares, respectively, of common stock were outstanding under the Director Plan.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(f)	Human Code 1994 Stock Option/ Stock Issuance Plan

      Prior to the acquisition of Human Code, options to purchase approximately 2,864,000 shares of Human Code common stock were outstanding at exercise prices between $0.10 and $3.25 per share. As a result of the acquisition, the Company assumed these outstanding Human Code stock options and converted them into options to purchase approximately 471,000 shares of the Company’s common stock at exercise prices between $1.00 and $32.64 per share. The options vest ratably over periods up to four years. The Company recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options, of which approximately $16,000 has not been amortized as of December 31, 2003. Stock-based compensation expense relating to these options was approximately $105,000, $342,000 and $2.0 million for 2003, 2002 and 2001, respectively. In connection with the termination of certain Human Code employees to whom the deferred compensation related, $63,000 and $374,000 were reversed through additional paid-in-capital during 2003 and 2002, respectively. The remaining deferred compensation will be charged to operations and will be fully amortized in the first quarter of 2004. No further grants may be made pursuant to the Human Code Plan. Previously outstanding options under the Human Code Plan remain outstanding, and are exercisable for shares of the Company’s common stock.

(g)	2001 Stock Option Plan

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

(h)	2002 Employee Stock Purchase Plan

      The Company’s 2002 Employee Stock Purchase Plan (the 2002 Purchase Plan) authorizes the issuance of up to 2,700,000 shares of common stock to participating employees through a series of periodic offerings. The precise length of each offering, and the maximum number of shares available for purchase in each offering, are established by the Company’s Board of Directors in advance of the applicable offering commencement date. The first offering under the 2002 Purchase Plan ran from July 1, 2002 until February 28, 2003, and the maximum number of shares available was 720,000 shares. The second and third offerings under the 2002 Purchase Plan ran for six months each, and the maximum number of shares available in each offering was 540,000 shares (plus any unpurchased shares from previous offerings). The fourth offering will run from March 1, 2004 through August 31, 2004 and the maximum number of shares available will be 540,000 (plus any unpurchased shares from previous offerings). An employee becomes eligible to participate in the Purchase Plan when he or she is regularly employed by the Company for at least 20 hours a week and for more than five months in a calendar year on the first day of the applicable offering. The price at which

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees can purchase common stock in an offering is 85 percent of the closing price of the common stock on the Nasdaq National Market on the day the offering commences or on the day the offering terminates, whichever is lower.

      A summary of the status of the Company’s stock option plans for 2003, 2002 and 2001 is presented below:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Fixed Options	Shares	Price	Shares	Price	Shares	Price

	(In thousands, except per share data)
Outstanding at beginning of year	23,236	$13.67	24,620	$19.55	28,034	$23.27
Granted	5,436	$2.98	7,432	$2.43	7,737	$9.75
Exercised	(963)	$0.75	(136)	$1.56	(1,929)	$4.85
Forfeited	(7,691)	$14.67	(8,680)	$19.96	(9,222)	$25.73

Outstanding at end of year	20,018	$11.04	23,236	$14.04	24,620	$19.55

Options exercisable at year end	9,411		10,627		8,822

Weighted average grant date fair value of options granted during the year	$1.97		$1.92		$7.46

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following are the weighted average assumptions for grants in 2003, 2002 and 2001: dividend yield of 0.0 percent for each year; expected volatility of 79, 124 and 117 percent in 2003, 2002 and 2001, respectively; risk free interest rates ranging from 1.0 to 1.3 percent for 2003, 1.2 to 1.8 percent for 2002 and 1.8 to 6.0 percent for 2001; and expected lives of 4 years. The pro forma impact on the three years ended December 31, 2003 is not necessarily representative of the pro forma effects which may be expected in future years.

      The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

	(In thousands)			(In thousands)
$0.00 to $0.50	12	2.7 years	$0.50	12	$0.50
$0.59 to $1.47	3,331	8.4 years	$1.44	736	$1.45
$1.48 to $2.38	400	9.2 years	$1.77	47	$1.57
$2.39 to $2.82	3,918	9.5 years	$2.81	1	$2.50
$2.89 to $5.93	2,401	7.6 years	$4.80	1,014	$5.31
$5.95 to $7.25	2,031	5.4 years	$6.63	1,693	$6.57
$7.27 to $10.31	2,563	5.6 years	$9.66	2,029	$9.59
$10.33 to $15.59	2,061	6.1 years	$11.76	1,463	$12.00
$15.63 to $51.22	2,436	6.0 years	$34.07	1,878	$31.64
$51.94 to $69.28	865	5.9 years	$54.88	538	$55.39

$0.00 to $69.28	20,018	7.2 years	$11.04	9,411	$15.29

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Retirement Plans

      The Company established a 401(k) retirement savings plan for employees in June 1994. Under the provisions of the plan, the Company matches 25 percent of an employee’s contribution, up to a maximum of $1,250 per employee per year. Total Company contributions in 2003, 2002 and 2001 were approximately $0.6 million, $1.2 million and $2.3 million, respectively.

(14)	Stockholders’ Equity

(a) Restricted Common Stock

      On October 23, 2002, the Company granted 324,500 shares of restricted common stock to senior executive officers of the Company. The Company did not make grants of restricted shares to Messrs. Greenberg and Moore. These shares vest ratably over a period of four years from the grant date. The Company measured the intrinsic value of the shares based on the market value of the shares on the date of the grant. Four of these senior executive officers have since left the Company and 67,500 shares were forfeited as a result. The stock-based compensation charge will be approximately $19,000 per quarter for the next 11 quarters, and $5,000 for the final quarter. On March 21, 2003, HWT issued 50,000 restricted shares of its common stock to an executive officer of HWT. The restricted shares vest ratably over a period of four years. The stock-based compensation charge will be approximately $3,300 per quarter for the next 13 quarters.

      In connection with the TLG acquisition, in July 2001, the Company issued $10.0 million of restricted common stock to the former TLG employees continuing with the Company, of which approximately $600,000 has not been amortized as of December 31, 2003. The stock-based compensation charge for former TLG employees was approximately $0.9 million $2.7 million and $2.1 million for 2003, 2002 and 2001, respectively. In connection with the termination of certain TLG employees to whom the deferred compensation relates, approximately $490,000 of deferred compensation was reversed through additional paid-in-capital during 2003, and approximately $2.0 million of deferred compensation was reversed through additional paid-in-capital and approximately $903,000 was charged to restructuring and other related charges during 2002. The remaining deferred compensation will be charged to operations at the rate of approximately $181,000 per quarter for each of the first three quarters of 2004, and $60,000 for the fourth quarter of 2004.

(b)	Unrestricted Common Stock

      On August 8, 2003, the Company issued 3,000 shares of unrestricted common stock under its 1996 Equity Stock Incentive Plan to a former member of its Board of Directors and a member of its new advisory board. The shares were 100% vested upon issuance and the Company recorded stock based compensation in the amount of approximately $8,000, which was the fair market value of these common stocks on the issuance date.

(c)	Preferred Stock

      On February 13, 1996, the Board of Directors authorized an amendment to the Company’s Certificate of Incorporation giving the Board the authority to issue up to 5,000,000 shares, $0.01 par value, of preferred stock with terms to be established by the Board at the time of issuance. The Company has not issued shares of preferred stock to date.

(d)	Treasury Stock

      On September 20, 2001, the Board of Directors authorized a stock repurchase program of up to $25.0 million over a one-year period. Under this program, the Company repurchased 5.6 million shares of its common stock for $5.7 million in 2002.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On October 24, 2002, the Company announced an additional stock repurchase program of up to $20.0 million over a one year period. Under this program, the Company repurchased 1.9 million shares of its common stock for $3.4 million in 2003.

      Any purchases under either stock repurchase programs were made from time-to-time, in the open market, through block trades or otherwise.

      In 2002 and 2003, the Company also repurchased 299,696 shares and 75,004 shares, respectively, of restricted stock for $0.01 per share, as a result of forfeitures attributable to former TLG employees leaving the Company prior to vesting.

(e)	Loss Per Share

      The following information presents the Company’s computation of basic and diluted loss per share for the periods presented in the consolidated statements of operations (in thousands, except per share data):

	2003	2002	2001

Loss from continuing operations	$(4,898)	$(222,462)	$(185,809)
Loss from discontinued operations	$—	$(6,741)	$(3,959)

Net loss	$(4,898)	$(229,203)	$(189,768)

Basic and diluted net loss per share:
Weighted average common shares outstanding	121,188	124,961	124,256

Continuing operations	$(0.04)	$(1.78)	$(1.50)
Discontinued operations	$(0.00)	$(0.05)	$(0.03)

Basic and diluted net loss per share	$(0.04)	$(1.83)	$(1.53)

      Options to purchase approximately 16.3 million, 22.7 million and 22.5 million shares of common stock were outstanding at December 31, 2003, 2002, and 2001, respectively, but were not included in the computation of diluted loss per share because the Company recorded a net loss from continuing operations for each of the years.

(15)	Investment in Consolidated Subsidiary

      On January 24, 2003, the Company increased its ownership percentage in HWT, Inc. (HWT, formerly HealthWatch Technologies, LLC ), a consolidated subsidiary, from 55% to 69% by purchasing a total of 587,092 shares of HWT common stock from Jerry A. Greenberg and J. Stuart Moore, its Co-Chairmen and Co-CEOs, for a total purchase price of $557,737, in cash. The purchase price per share paid to Messrs. Greenberg and Moore was $0.95, which represented a substantial loss from their cost basis per share of $5.00. Messrs. Greenberg and Moore are no longer shareholders of HWT. The Company also commenced a tender offer on January 24, 2003 to purchase the remaining shares of HWT, for $1.05 per share, in cash. The tender offer period expired on February 24, 2003. As a result of the tender offer, the Company purchased a total of 927,395 shares of HWT common stock, for a total purchase price of $973,765, and the Company’s ownership percentage in HWT increased from 69% to 85%. These acquisitions were accounted for as purchases, and, the purchase price was allocated primarily to customer contracts and developed technology, which are included in the accompanying consolidated balance sheet under the caption “Intangible assets, net.” These assets will be amortized on a straight line basis over lives of 3 years.

      On March 21, 2003, HWT issued 526,190 shares of its common stock to an executive officer of HWT in connection with the executive’s initial employment with HWT including 50,000 restricted shares issued under the executive’s employment agreement, and the remaining shares were purchased by the executive for

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.05 per share in cash. The Company’s ownership percentage in HWT was reduced to 79.5% as a result of the March 2003 issuance. The Company recorded a gain of $365,000, as a result of the change in equity interest resulting from the stock issuance to the executive. The Company accounted for this gain as a component of stockholders’ equity due to losses incurred by HWT since inception.

(16)	Related Party Transactions

      On July 2, 2003, the Company reached an agreement with the management team of Sapient S.p.A., the Company’s joint venture in Milan, Italy, pursuant to which the management team acquired all of the shares of Sapient S.p.A. from the shareholders of the joint venture. As a result, the Company no longer holds any ownership interest in the voting shares of Sapient S.p.A. and the joint venture agreement has been terminated. The management team is the exclusive licensee of Sapient’s intellectual property in Italy and the Company is entitled to a royalty equal to 2% of the annual revenue of Sapient S.p.A. beginning July 2, 2005. The Company also has an option to purchase 100% of the ownership of Sapient S.p.A., based on a formula which estimates fair value, among other rights. The option is exercisable from July 2007 through July 2010.

      During 2002 and 2001, the Company recognized approximately $229,000 and $1.6 million, respectively, in net revenues from consulting services provided to Sapient S.p.A. In addition to recognizing revenue for services provided to Sapient S.p.A., the Company reduced general and administrative expenses by approximately $100,000 and $322,000 for start up and administrative services billed to the joint venture during 2002 and 2001, respectively. The Company had no material receivables or payables outstanding with this entity at December 31, 2003, nor did the Company recognize any revenues or reductions to expenses in 2003. The Company incurred costs of approximately $9,000 and $361,000 in start up services provided by DI to Sapient KK in 2002 and 2001, respectively.

(17)	Discontinued Operations

      On October 25, 2002, as a result of the decline in the demand for advanced technology consulting services in Japan and the resulting declines in Sapient KK’s service revenues, the Company announced that it would discontinue its Sapient KK operations in Japan. In December 2002, Sapient KK ceased its operating activities and the Japan office was closed.

      Japan’s operating results for 2002 and 2001 have been collapsed and reclassified into a single line item under the caption “Loss from discontinued operations.” At December 31, 2003, the Company no longer carries any asset or liability for Sapient KK in the Company’s consolidated balance sheet. The table below presents the carrying amount of Sapient KK’s assets and liabilities, which are included in the Company’s consolidated balance sheet at December 31, 2002 (in thousands):

December 31,
2002

Assets:
Current assets	$447
Other assets	1,061

Total assets	1,508

Liabilities:
Current liabilities	167

Net assets	$1,341

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below presents service revenues and pre-tax loss from discontinued operations for the years ended December 31, 2002 and 2001 (in thousands):

	2002	2001

Service revenues	$2,401	$4,533
Pre-tax loss from discontinued operations	$(6,741)	$(3,959)

      The $6.7 million pre-tax loss from discontinued operations for the year ended December 31, 2002 includes losses on discontinued operations of approximately $1.0 million for a charge related to the repurchase of minority interest and approximately $1.1 million for a write-off of cumulative translation adjustments. See Note 8.

(18)	Quarterly Financial Results (Unaudited)

      The following tables set forth certain unaudited quarterly results of operations of the Company for 2003 and 2002. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

	(In thousands, except per share data)
	(Unaudited)
Revenues:
Service revenues	$43,846	$44,439	$44,661	$51,849
Reimbursable expenses	2,354	2,347	2,265	2,608

Total gross revenues	46,200	46,786	46,926	54,457

Operating expenses:
Project personnel costs, before reimbursable expenses	28,388	27,508	25,059	31,012
Reimbursable expenses	2,354	2,347	2,265	2,608

Total project personnel costs	30,742	29,855	27,324	33,620
Selling and marketing costs	5,151	4,824	4,328	4,198
General and administrative costs	13,533	14,219	14,442	15,329
Restructuring and other related charges	—	1,398	737	—
Amortization of intangible assets	598	727	319	128
Stock-based compensation	384	305	332	68

Total operating expenses	50,408	51,328	47,482	53,343

Income (loss) from operations	(4,208)	(4,542)	(556)	1,114
Other income (expense)	(26)	(170)	1,485	1,440
Interest income	502	604	385	411

Income (loss) before income taxes	(3,732)	(4,108)	1,314	2,965
Income tax provision	355	270	305	407

Net income (loss)	$(4,087)	$(4,378)	$1,009	$2,558

Basic and diluted income (loss) per share	$(0.03)	$(0.04)	$0.01	$0.02

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

	(In thousands, except per share data)
	(Unaudited)
Revenues:
Service revenues	$49,123	$39,741	$43,042	$41,905
Reimbursable expenses	2,672	2,050	1,893	1,947

Total gross revenues	51,795	41,791	44,935	43,852
Operating expenses:
Project personnel costs, before reimbursable expenses	41,019	33,201	31,189	27,866
Reimbursable expenses	2,672	2,050	1,893	1,947

Total project personnel costs	43,691	35,251	33,082	29,813
Selling and marketing costs	6,803	7,002	6,532	5,855
General and administrative costs	24,344	21,350	17,333	16,311
Restructuring and other related charges (credits)	48,735	9,778	(4,269)	12,641
Impairment of goodwill and intangible assets	—	107,430	—	—
Amortization of intangible assets	1,566	1,566	598	598
Stock-based compensation	638	701	1,358	464

Total operating expenses	125,777	183,078	54,634	65,682

Loss from operations	(73,982)	(141,287)	(9,699)	(21,830)
Gain on equity investment change in interest	—	1,755	—	—
Other income (expense)	(4)	8	(246)	275
Interest income	1,184	1,229	975	924

Loss before income taxes, net equity from investees and loss from discontinued operations	(72,802)	(138,295)	(8,970)	(20,631)
Income tax provision (benefit)	(19,460)	451	174	250

Loss before net equity from investees and loss from discontinued operations	(53,342)	(138,746)	(9,144)	(20,881)
Net equity income (loss) from investees	(6)	(529)	162	24

Loss from continuing operations	(53,348)	(139,275)	(8,982)	(20,857)
Loss from discontinued operations	(624)	(453)	(1,855)	(3,809)

Net loss	$(53,972)	$(139,728)	$(10,837)	$(24,666)

Basic and diluted loss per share:
Continuing operations	$(0.42)	$(1.10)	$(0.07)	$(0.17)
Discontinued operations	$(0.01)	$(0.00)	$(0.02)	$(0.03)

	$(0.43)	$(1.10)	$(0.09)	$(0.20)

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders

of Sapient Corporation:

      Our audits of the consolidated financial statements referred to in our report dated January 29, 2004, except for the third paragraph in Note 11, for which the date is March 11, 2004, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

January 29, 2004

SAPIENT CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2003, 2002 and 2001

	Balance at	Charge to		Balance at
Allowance for Doubtful Accounts	Beginning of Year	Expense	Write-Offs	End of Year

	(In thousands)
December 31, 2001	$5,433	$2,706	$(4,919)	$3,220

December 31, 2002	$3,220	$263	$(1,237)	$2,246

December 31, 2003	$2,246	$624	$(1,354)	$1,516

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

Evaluation of Controls and Procedures

      We maintain disclosure controls and procedures, which we have designed to ensure that material information related to the Company, including our consolidated subsidiaries, is properly identified and evaluated on a regular basis and disclosed in accordance with all applicable laws and regulations. We have established a disclosure committee which consists of certain members of our senior management. The disclosure committee carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers, Mr. Greenberg and Mr. Moore, and our Chief Financial Officer, Ms. Johnson, of the effectiveness of the Company’s disclosure controls and procedures and internal controls as of the end of the period covered by this Annual Report. Based on that evaluation, Mr. Greenberg, Mr. Moore and Ms. Johnson concluded that the Company’s disclosure controls and procedures and internal controls are effective in causing material information to be collected, communicated and analyzed on a timely basis and in ensuring that such information is disclosed in accordance with all applicable laws and regulations.

Changes in Controls and Procedures

      Our management, including our Co-Chief Executive Officers and our Chief Financial Officer, evaluated any changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2003. Based on that evaluation, certain changes were identified that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting. In the fourth quarter of 2003, the Company adopted additional controls and procedures related to interest income, which include reporting of bond premium amortization by all investment managers and periodic testing of such amortization by the Company. The Company believes that these control changes will further enhance the Company’s overall internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Company

A.     Directors and Compliance with Section 16(a) of the Exchange Act

      The response to this Item regarding the Directors of the Company, including the identification of the members of the Audit Committee of the Company’s Board of Directors and information regarding audit committee financial experts, will be contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Information About Our Directors” and is incorporated herein. The response to this Item regarding compliance with Section 16(a) of the Exchange Act by the Company’s officers and Directors will be contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein.

B.     Executive Officers of the Company

      The response to this Item is contained in Part I, after Item 4.

C.     Code of Conduct

      On January 22, 2003, our Board of Directors approved the Sapient Corporation Code of Ethics and Conduct. Our Code of Ethics and Conduct covers all employees, Directors and independent contractors of the Company, including our Co-Chief Executive Officers and our Chief Financial Officer. A copy of our Code of Ethics and Conduct is included as an exhibit to this Annual Report. Any waivers of our Code of Ethics and Conduct involving our executive officers will be posted on our Web site, http://www.sapient.com.

Item 11.	Executive Compensation

      The response to this Item will be contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders under the captions “Information About Our Directors” and “Information About Executive Compensation” and is incorporated herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The response to this Item will be contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Information About Ownership of Our Common Stock” and is incorporated herein.

Item 13.	Certain Relationships and Related Transactions

      The response to this Item will be contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein.

Item 14.	Principal Accountant Fees and Services

      The response to this Item will be contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Statement of Independent Auditors Fees and Services” and is incorporated herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

15(a)(1)     Financial Statements

      The Consolidated Financial Statements filed as part of this report are listed and indexed on page 38. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

15(a)(2)     Consolidated Financial Statement Schedules

      Schedule II — Valuation and Qualifying Accounts and Reserves are included in this report.

15(a)(3)     Exhibits

      The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. The Company has identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 14(c) of Form 10-K.

15(b)     Reports on Form 8-K

      On October 24, 2003, the Company furnished a Current Report on Form 8-K regarding the press release announcing the Company’s preliminary financial results for the three and nine months ended September 30, 2003, and a restatement of its financial results for the first two quarters of 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAPIENT CORPORATION

By:	/s/ JERRY A. GREENBERG

Jerry A. Greenberg
Co-Chairman and Co-Chief Executive Officer

Dated: March 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officers:

/s/ JERRY A. GREENBERG Jerry A. Greenberg	Co-Chairman and Co-Chief Executive Officer	March 12, 2004

/s/ J. STUART MOORE J. Stuart Moore	Co-Chairman and Co-Chief Executive Officer	March 12, 2004

Principal Financial Officer:

/s/ SUSAN D. JOHNSON Susan D. Johnson	Chief Financial Officer and Treasurer	March 12, 2004

Principal Accounting Officer:

/s/ BRADLEY T. MILLER Bradley T. Miller	Chief Accounting Officer	March 12, 2004

Directors:

/s/ JERRY A. GREENBERG Jerry A. Greenberg		March 12, 2004

/s/ J. STUART MOORE J. Stuart Moore		March 12, 2004

/s/ R. STEPHEN CHEHEYL R. Stephen Cheheyl		March 12, 2004

Signature	Title	Date

/s/ DENNIS H. CHOOKASZIAN Dennis H. Chookaszian		March 12, 2004

/s/ DARIUS W. GASKINS, JR. Darius W. Gaskins, Jr.		March 12, 2004

/s/ GARY S. MCKISSOCK Gary S. McKissock		March 12, 2004

/s/ BRUCE D. PARKER Bruce D. Parker		March 12, 2004

EXHIBIT INDEX

Exhibit
Number		Description

3.1(1)	—	Amended and Restated Certificate of Incorporation
3.2(2)	—	Certificate of Amendment of the Amended and Restated Certificate of Incorporation
3.3(3)	—	Second Certificate of Amendment of the Amended and Restated Certificate of Incorporation
3.4(1)	—	Amended and Restated Bylaws
4.1(1)	—	Specimen Certificate for Shares of Common Stock, $.01 par value, of the Company
10.1(1)†	—	1996 Equity Stock Incentive Plan
10.2(1)†	—	1996 Director Stock Option Plan
10.3(2)†	—	1998 Stock Incentive Plan
10.4(4)†	—	2001 Stock Option Plan
14.1(5)	—	Code of Ethics and Conduct
21*	—	List of Subsidiaries
23.1(a)*	—	Consent of PricewaterhouseCoopers LLP
31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits filed herewith.

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-1586).

(2)	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-28074).

(3)	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-28074).

(4)	Incorporated herein by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders (File No. 000-28074).

(5)	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-28074).