Form 10-Q
period 2004-03-31
SAPIENT CORP
filed 2004-05-10
CIK 1008817

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     ☑ Yes          ☐ No

      As of May 3, 2004, there were 122,670,703 shares of the Company’s Common Stock outstanding.

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

SAPIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)
	(In thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$68,033	$67,592
Marketable investments, current	64,419	72,961
Restricted cash	5,906	3,174
Accounts receivable, less allowance for doubtful accounts of $1,326 and $1,516, respectively	35,637	30,078
Unbilled revenues on contracts	13,571	14,387
Income tax receivable	729	657
Prepaid expenses and other current assets	5,239	5,626

Total current assets	193,534	194,475
Marketable investments	14,426	9,201
Restricted cash	3,836	8,311
Property and equipment, net	11,775	13,180
Intangible assets, net	1,029	1,158
Other assets	747	575

Total assets	$225,347	$226,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,899	$3,882
Accrued expenses	13,956	14,637
Accrued restructuring costs, current portion	14,739	18,237
Accrued compensation	11,700	8,718
Income taxes payable	2,088	1,976
Deferred revenues on contracts	1,832	3,867

Total current liabilities	47,214	51,317
Accrued restructuring costs, net of current portion	20,914	22,550
Other long term liabilities	580	621

Total liabilities	68,708	74,488

Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 authorized and none outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, par value $.01 per share, 200,000,000 shares authorized, 130,469,266 and 129,897,952 shares issued at March 31, 2004 and December 31, 2003, respectively	1,304	1,299
Additional paid-in capital	473,274	471,653
Treasury stock, at cost, 7,817,942 and 7,817,942 shares at March 31, 2004 and December 31, 2003, respectively	(9,118)	(9,118)
Deferred compensation	(382)	(594)
Accumulated other comprehensive income	2,964	1,870
Accumulated deficit	(311,403)	(312,698)

Total stockholders’ equity	156,639	152,412

Total liabilities and stockholders’ equity	$225,347	$226,900

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)
	(In thousands, except per
	share amounts)
Revenues:
Service revenues	$58,878	$43,846
Reimbursable expenses	2,179	2,354

Total gross revenues	61,057	46,200

Operating expenses:
Project personnel costs, before reimbursable expenses	35,967	28,388
Reimbursable expenses	2,179	2,354

Total project personnel costs	38,146	30,742
Selling and marketing costs	4,299	5,151
General and administrative costs	17,283	13,533
Amortization of intangible assets	129	598
Stock-based compensation	212	384

Total operating expenses	60,069	50,408

Income (loss) from operations	988	(4,208)
Other expense	—	(26)
Interest income	455	502

Income (loss) before income taxes	1,443	(3,732)
Income tax provision	148	355

Net income (loss)	$1,295	$(4,087)

Basic and diluted net income (loss) per share	$0.01	$(0.03)

Weighted average common shares	122,325	121,064
Dilutive common share equivalents	5,001	—

Weighted average common shares and dilutive common share equivalents	127,326	121,064

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,295	$(4,087)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss recognized on write-down of investments	—	45
Realized gain on investments	—	(19)
Depreciation and amortization	1,634	2,750
Amortization of intangible assets	129	598
Stock-based compensation	212	384
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	1,743	(3,504)
Increase in accounts receivable	(5,559)	(8,086)
Decrease in unbilled revenues on contracts	816	396
Decrease (increase) in prepaid expenses and other current assets	387	(709)
(Increase) decrease in other assets	(172)	1,187
Decrease in accounts payable	(983)	(990)
(Decrease) increase in accrued expenses	(681)	834
Decrease in accrued restructuring costs	(4,671)	(9,081)
Increase in accrued compensation	2,982	1,868
Increase in income taxes	40	200
Decrease in deferred revenues on contracts	(2,035)	(228)
Increase (decrease) in other long term liabilities	493	(808)

Net cash used in operating activities	(4,370)	(19,250)
Cash flows from investing activities:
Purchases of property and equipment	(569)	(245)
Investments in consolidated subsidiary	—	(1,517)
Proceeds from sale of investment	—	730
Maturities of marketable investments, net	3,343	17,271

Net cash provided by investing activities	2,774	16,239
Cash flows from financing activities:
Proceeds from stock option and purchase plans	1,626	612
Repurchases of common stock	—	(3,429)
Proceeds from sale of common stock of consolidated subsidiary	—	500

Net cash provided by (used in) financing activities	1,626	(2,317)

Effect of exchange rate changes on cash and cash equivalents	411	15
Increase (decrease) in cash and cash equivalents	441	(5,313)
Cash and cash equivalents, at beginning of period	67,592	91,229

Cash and cash equivalents, at end of period	$68,033	$85,916

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

      Unless the context requires otherwise, references in this Quarterly Report to “Sapient,” “the Company,” “we,” “us” or “our” refer to Sapient Corporation and its consolidated subsidiaries.

2.     Net Income (Loss) Per Share

      The following information presents the Company’s computation of basic and diluted net income (loss) per share for the periods presented in the consolidated statements of operations (in thousands, except per share data):

	Three Months Ended
	March 31,

	2004	2003

Net income (loss)	$1,295	$(4,087)
Basic net income (loss) per share:
Weighted average common shares outstanding	122,325	121,064

Basic net income (loss) per share	$0.01	$(0.03)

	Three Months Ended
	March 31,

	2004	2003

Diluted net income (loss) per share:
Weighted average common shares outstanding	122,325	121,064
Dilutive common share equivalents	5,001	—

Weighted average common shares and dilutive common share equivalents	127,326	121,064

Diluted net income (loss) per share	$0.01	$(0.03)

      Options to purchase approximately 9.4 million shares of common stock were outstanding during the first quarter of 2004, but were not included in the computation of diluted net income (loss) per share because the exercise price of the options was greater than the average market price of the Company’s common stock for this period. Options to purchase approximately 18.5 million shares of common stock were outstanding during the first quarter of 2003 but were not included in the computation of diluted net income (loss) per share because the Company recorded a net loss for this period

3.     Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” requires that companies either recognize compensation expense for grants of stock options

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and other equity instruments issued to employees based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At March 31, 2004, the Company has eight stock-based compensation plans, which are described more fully in the Company’s Annual Report on Form 10-K. The Company accounts for awards to employees under those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended
	March 31,

	2004	2003

	(In thousands, except
	per share amounts)
Net income (loss) as reported	$1,295	$(4,087)
Add back: Stock-based compensation, included in net income (loss)
As reported	212	384
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,078)	(8,937)

Pro forma net loss	$(4,571)	$(12,640)

Basic and diluted net income (loss) per share
As reported	$0.01	$(0.03)
Pro forma	$(0.04)	$(0.10)

4.     Comprehensive Income (Loss)

      Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting comprehensive income (loss). Comprehensive income (loss) includes net income (loss) as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net income (loss) but rather are reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on investments as components of comprehensive income (loss). Comprehensive income was $2.4 million for the first quarter of 2004, which primarily consisted of net income of $1.3 million and foreign currency translation gains of $1.1 million. Comprehensive loss was $5.5 million for the first quarter of 2003, which consisted of net loss of $4.1 million, unrealized losses on investments of $1.0 million and foreign currency translation loss of $0.4 million.

5.     Contingent Liabilities

      The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims totaling approximately $6.3 million and various administrative audits, each of which has arisen in the ordinary course of our business. The Company has an accrual at March 31, 2004 of approximately $0.6 million related to certain of these items. The Company intends to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has previously accrued.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Restructuring and Other Related Charges

      As a result of the decline in the demand for advanced technology consulting services that began in the second half of 2000, and the resulting decline in the Company’s service revenues in 2001 and 2002, the Company restructured its workforce and operations in 2001, 2002 and in the second quarter of 2003. In connection with these restructuring plans, the Company recorded restructuring and other related charges of approximately $169.6 million. The restructuring plans resulted in the termination of 2,154 employees, discontinuing operations in Japan, closing the Sydney, Australia office, closing offices in Houston and Denver and consolidating office space in other cities where the Company had excess office space. Estimated costs for the consolidation of facilities are composed of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space, leasehold improvement write-downs, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately one million square feet.

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

      Accruals for restructuring and other related activities as of, and for, the three months ended March 31, 2004 and 2003 were as follows (in thousands):

			Utilized
	Balance				Balance
For the Three Months Ended March 31, 2004:	12/31/03	Adjustment	Non-Cash	Cash	3/31/04

Workforce	$242	$(149)	$—	$(37)	$56
Facilities	40,545	149	(463)	(4,634)	35,597

	$40,787	$—	$(463)	$(4,671)	$35,653

Current accrued restructuring costs					14,739

Non-current accrued restructuring costs					$20,914

			Utilized
	Balance				Balance
For the Three Months Ended March 31, 2003:	12/31/02	Adjustment	Non-Cash	Cash	3/31/03

Workforce	$5,133	$—	$—	$(3,265)	$1,868
Facilities	68,443	—	(252)	(5,816)	62,375

	$73,576	$—	$(252)	$(9,081)	$64,243

Current accrued restructuring costs					30,277

Non-current accrued restructuring costs					$33,966

      The remaining accrued restructuring costs are $35.7 million at March 31, 2004, of which the cash portion is $32.6 million. The cash outlay over the next 12-month period is expected to be $13.2 million.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Income Taxes

      The Company has deferred tax assets which have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses incurred in most jurisdictions in which we operate in the past three full fiscal years, and uncertainty as to the extent, jurisdiction and timing of profitability in future periods, we have continued to record a full valuation allowance against deferred tax assets, which was approximately $117.5 million as of March 31, 2004. This amount decreased from $118.0 million at December 31, 2003 and the decrease was primarily attributable to the utilization of net operating loss carryforwards in most of our operating jurisdictions. For the first quarters of 2004 and 2003, the Company recorded an income tax provision of approximately $148,000 and $355,000, respectively, primarily related to foreign and state tax obligations. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

8.     Segment Information

      The Company is engaged in business activities which involve the provision of business and technology consulting services, primarily on a fixed-price basis. The Company has discrete financial data by operating segments available based on the Company’s method of internal reporting, which disaggregates its operations on a business unit basis for its United States operations and on a geographic basis for its international operations. Operating segments are defined as components of the Company concerning which separate financial information is available to manage resources and evaluate performance. Beginning with the fourth quarter of 2003, the Company combined its Automotive and Industrial, Consumer and Transportation and Energy Services business units in the United States into one business unit called Automotive, Consumer and Energy. The Company has reported its results by operating segments accordingly and results for operating segments for the first quarter of 2003 have been reclassified to reflect these changes.

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

      The tables below present the service revenues and operating income attributable to these operating segments for the first quarters of 2004 and 2003 (in thousands).

For the Three			Automotive/
Months Ended	Financial	Public	Consumer/	Technology/	United
March 31, 2004	Services	Services	Energy	Communications	Kingdom	Germany	Sub-Total

Service revenues	$4,885	$5,882	$11,195	$7,370	$16,969	$7,869	$54,170
Operating income	$1,013 (1)	$1,789 (1)	$3,672 (1)	$1,914 (1)	$1,897	$1,419	$11,704	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$54,170	$4,708	$—		$58,878
Operating income	$11,704 (1)	$949 (1)	$(11,210	)(2)	$1,443 (2)
(footnotes appear on following page)

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three			Automotive/
Months Ended	Financial	Public	Consumer/	Technology/	United
March 31, 2003	Services	Services	Energy	Communications	Kingdom	Germany	Sub-Total

Service revenues	$5,514	$5,337	$8,144	$5,425	$14,032	$3,043	$41,495
Operating income	$1,341 (1)	$312 (1)	$2,444 (1)	$1,213 (1)	$1,081	$230	$6,621	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$41,495	$2,351	$—		$43,846
Operating income (loss)	$6,621 (1)	$71 (1)	$(10,424	)(2)	$(3,732	)(2)

(1)	The business unit segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment in the U.S. as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Represents consolidated income (loss) before income taxes. Adjustments that are made to the total of the segments’ operating income in order to arrive at consolidated income (loss) before income taxes include the following:

	Three Months Ended
	March 31,

	2004		2003

Amortization of intangible assets	$129		$598
Stock-based compensation	212		384
Other expense	—		26
Interest income	(455)		(502)
Unallocated expenses	11,324	(3)	9,918	(3)

	$11,210		$10,424

(3)	Includes corporate selling and marketing and general and administrative costs.

9.     Geographic Data

      Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated statements of operations and the consolidated balance sheets:

	Three Months Ended
	March 31,

	2004	2003

Service revenues:
United States	$30,473	$25,315
International	28,405	18,531

Total service revenues	$58,878	$43,846

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
	2004	2003

Long-lived assets:
United States	$8,213	$9,208
International	4,591	5,130

Total long-lived assets	$12,804	$14,338

      For the first quarters of 2004 and 2003, Sapient Limited, the Company’s UK subsidiary, had revenues of $17.0 million and $14.0 million, respectively, or 60% and 76%, respectively, of total international revenues.

10.     Investment in Consolidated Subsidiary

      On January 24, 2003, the Company increased its ownership percentage in HWT, Inc. (HWT, formerly HealthWatch Technologies, LLC ), a consolidated subsidiary, from 55% to 69% by purchasing a total of 587,092 shares of HWT common stock from Jerry A. Greenberg and J. Stuart Moore, its Co-Chairmen and Co-CEOs, for a total purchase price of $557,737, in cash. The purchase price per share paid to Messrs. Greenberg and Moore was $0.95, which represented a substantial loss from their cost basis per share of $5.00. Messrs. Greenberg and Moore are no longer shareholders of HWT. The Company also commenced a tender offer on January 24, 2003 to purchase the remaining shares of HWT, for $1.05 per share, in cash. The tender offer period expired on February 24, 2003. As a result of the tender offer, the Company purchased a total of 927,395 shares of HWT common stock, for a total purchase price of $973,765, and the Company’s ownership percentage in HWT increased from 69% to 85%. These acquisitions were accounted for as purchases, and the purchase price was allocated primarily to customer contracts and developed technology, which are included in the accompanying consolidated balance sheets under the caption “Intangible assets, net.” These assets are being amortized on a straight line basis over lives of 3 years.

      On March 21, 2003, HWT issued 526,190 shares of its common stock to an executive officer of HWT in connection with the executive’s initial employment with HWT, including 50,000 restricted shares issued under the executive’s employment agreement, and the remaining shares were purchased by the executive for $1.05 per share in cash. The Company’s ownership percentage in HWT was reduced to 79.5% as a result of the March 2003 issuance. The Company recorded a gain of $365,000, as a result of the change in equity interest resulting from the stock issuance to the executive. The Company accounted for this gain as a component of stockholders’ equity due to losses incurred by HWT since inception.

11.     Intangible Assets

      The following is a summary of intangible assets as of March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Amortizable intangible assets:
Marketing assets and customer lists	$39	$(13)	$26
Customer contracts	1,439	(480)	959
Developed technology	3,226	(3,182)	44

Total	$4,704	$(3,675)	$1,029

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Amortizable intangible assets:
Marketing assets and customer lists	$2,320	$(2,291)	$29
Employment agreements	1,000	(1,000)	—
Customer contracts	1,439	(360)	1,079
Developed technology	12,110	(12,060)	50

Total	$16,869	$(15,711)	$1,158

      Amortization expense related to the intangible assets was $129,000 and $598,000 for the first quarters of 2004 and 2003, respectively. Amortization expense related to intangible assets is expected to be $386,000 for the remainder of 2004 and $515,000 and $128,000 for the years ended December 31, 2005 and 2006, respectively.

12.     Foreign Currency Translation

      For non-U.S. subsidiaries, which operate in a local currency environment, assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. The local currency for all foreign subsidiaries is considered to be the functional currency and, accordingly, translation adjustments are reported as a separate component of stockholders’ equity under the caption “accumulated other comprehensive income (loss).” Foreign exchange losses of approximately $970,000 and foreign exchange gains of approximately $362,000 are included in the statement of operations for the first quarters of 2004 and 2003, respectively. These amounts were primarily related to intercompany foreign currency transactions that were of a short-term nature.

SAPIENT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

      Sapient is a leading business consulting and technology services firm that plans, designs, implements and manages information technology to improve business performance for Global 2000 clients. Sapient was founded in 1991 based on a single promise: to deliver the right business results on time and on budget. Our fixed-price/ fixed-time model, combined with our industry, design, technology and process expertise, provides clients with the highest business value at the lowest total cost of ownership. We have offices in the United States, Canada, Germany, India and the United Kingdom.

      We have begun to see growth in the demand for our services and an improvement in our pipeline of potential business, beginning in the third quarter of 2003. Our service revenues for the first quarter of 2004 increased 14% from the fourth quarter of 2003, following a 16% increase from the third quarter of 2003. Our annualized service revenues per billable employee were $179,000 for the first quarter of 2004, compared to $174,000 for the fourth quarter of 2003 and $149,000 for the third quarter of 2003. Our utilization rate for the first quarter of 2004 was 76%, compared to 77% for the fourth quarter of 2003 and 73% for the third quarter of 2003. We are focused on increasing recurring revenues as a percentage of total revenues. Recurring revenue is revenue from longer-term commitments in which the client has committed spending levels to Sapient or chosen Sapient as an exclusive provider of certain services. Our recurring revenues were 23% of our total service revenues for the first quarter of 2004, compared to 20% for each of the third and fourth quarters of 2003. On April 29, 2004, in a conference call announcing our financial results for the first quarter of 2004, we estimated that our service revenues for the second quarter of 2004 would be in the range of $60.0 to $62.0 million, and we estimated a 4% to 5% operating margin, based on our then-current revenue and cost projections.

      As a result of the growth in the demand for our services, we expect to increase the number of our project personnel in order to maintain effective staffing levels and achieve the desired staffing mix, particularly in the United Kingdom and India. In addition, we are working to bring our turnover to our target levels. Our rate of voluntary turnover was 18% in the first quarter of 2004, which decreased from 22% for the fourth quarter of 2003 and 23% for the third quarter of 2003. Currently, we are retaining subcontractors in certain cases to fill specific project needs, but we expect this practice to decline over time as we hire and train new project personnel. If we are not successful in maintaining effective staffing levels, our ability to achieve our service revenue and profitability objectives will be adversely affected.

      As a result of the growth in the demand for our services from the second half of 2003, our project personnel costs (before reimbursable expenses), selling and marketing costs and general and administrative costs increased 14% to $57.5 million for the first quarter of 2004, from $50.5 million for the fourth quarter of 2003, which increased 15% from $43.8 million for the third quarter of 2003. These increases are primarily due to the costs of hiring employees and retaining subcontractors to meet the increased demand in our services.

      Our net income was $1.3 million for the first quarter of 2004, compared to net income of $2.6 million for the fourth quarter of 2003 and a net loss of $4.1 million for the first quarter of 2003. Our net income for the first quarter of 2004 reflected a return to accruing bonus expense at full bonus levels, in contrast to the minimal bonus expenses we accrued throughout 2003. Our operating margin for the first quarter of 2004 was 2%. We expect to improve our operating margins in the second quarter of 2004 by leveraging our existing general and administrative infrastructure to support the increasing demand for our services, and by replacing costly subcontractors with newly hired project personnel. Our operating margin will also benefit from the declining rate of payroll tax expense in future quarters of 2004 and from our method of accruing bonus expense, which is done on a straight-line basis over the year, thereby decreasing as a percentage of revenues as our service revenues increase.

      Our cash used in operations for the first quarter of 2004 was $4.4 million, including $4.7 million used for previously recorded restructuring actions, compared to $19.3 million for the same period in 2003, including

$9.1 million used for previously recorded restructuring actions. We have accrued restructuring costs, primarily related to vacated facilities recorded in prior years, of $35.7 million at March 31, 2004. Our cash, cash equivalents, restricted cash and marketable investments at March 31, 2004 were $156.6 million. We believe that our existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet our working capital and capital expenditure requirements and expected cash outlays for our previously recorded restructuring activities for at least the next 12 months.

      We have significant operations in countries outside of the United States, and we earn revenues and incur costs in various foreign currencies. For the first quarter of 2004, our service revenues increased 14% from the fourth quarter of 2003 and increased 34% from the first quarter of 2003. Without the effect of foreign currency fluctuations, these increases would have been 12% and 26%, respectively. Fluctuations in foreign currency exchange rates also have an impact on our operating income. We recorded a foreign exchange loss of approximately $970,000 in the first quarter of 2004, compared to a foreign exchange gain of approximately $350,000 in the fourth quarter of 2003 and a foreign exchange gain of approximately $362,000 in the first quarter of 2003.

      Although we are seeing signs of growth in our business, the economic outlook is still uncertain. We believe that technology spending by large companies has been improving since the second half of 2003, however, we cannot predict for how long, and to what extent, the improvement in the market for technology consulting services will continue. When the market does improve significantly, we cannot predict the extent to which the demand for our services will increase. Any decline in our service revenues will have a significant impact on our financial results, particularly because a significant portion of our operating costs (such as personnel, rent and depreciation) are fixed in advance of a particular quarter. As a result, despite cost savings realized from our restructuring plans, our costs for project personnel, sales and marketing and general and administrative could increase as a percentage of revenues, thereby affecting our operating results.

      Our Global Distributed DeliverySM (GDD) methodology has remained a critical component of our operations. We created this proprietary methodology in 2000, which allows us to provide high-quality solutions using accelerated work schedules, by utilizing India’s highly skilled technology specialists, lower costs and the time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services. The billable days, or level of effort, incurred by our India people as a percentage of total Company billable days increased to 53% for the first quarter of 2004, from 49% for the first quarter of 2003. Our utilization rate for our India people was 80% for the first quarter of 2004, compared to 84% for the first quarter of 2003. Projects with a GDD component accounted for 52% of our total service revenues in the first quarter of 2004, compared to 51% for the first quarter of 2003. We expect to invest further in our GDD methodology in the second quarter of 2004 by opening an office in Bangalore, India.

      Our future operating segment and overall Company revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. In addition, revenues from a large project or client may constitute a significant portion of our total revenues in a particular quarter.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The accompanying unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in our Annual Report on Form 10-K. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

      A summary of those accounting policies, significant judgments and estimates that we believe are most critical to fully understanding and evaluating our financial results is set forth below.

•	Revenue Recognition and Allowance for Doubtful Accounts. We recognize revenue from the provision of professional services under written service contracts with our clients. We derive a significant portion of our revenue from fixed-price, fixed-time contracts. Revenue generated from fixed-price contracts, with the exception of support and maintenance contracts, is recognized based on the ratio of labor hours incurred to estimated total labor hours. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. Revenue generated from fixed-price support and maintenance contracts is recognized ratably over the contract term. Revenue from time-and-material contracts is recognized as services are provided. Our project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, which may result in revisions to the amount of recognized revenue for a contract. Certain contracts provide for revenue to be generated based upon the achievement of certain performance standards. Revenue is recognized when such performance standards are achieved, including $1.7 million of revenue recognized in the first quarter of 2004.

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

•	Accounting for Income Taxes. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, current and enacted tax legislation and other temporary differences between book and tax accounting, to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of net operating losses incurred in most jurisdictions in which we operate in the past three fiscal years, and uncertainty as to the extent, jurisdiction and timing of profitability in future periods, we have continued to record a full valuation allowance against deferred tax assets, which was approximately $117.5 million as of March 31, 2004. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss in each jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

•	Valuation of Long-Lived Assets. In accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Factors we consider important which could trigger an impairment review include:

•	significant underperformance relative to historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

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

•	Restructuring and Other Related Charges. We established exit plans for each of the restructuring activities which took place in 2001 and 2002 and accounted for these plans in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” These exit plans required that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space being vacated and related costs, leasehold improvement write-downs, offset by estimated sub-lease income. We review on a regular basis our sub-lease assumptions and lease buy-out assumptions. These estimates include lease buy-out costs, anticipated rates to be charged to a sub-tenant, other terms and conditions in sub-lease contracts, and the timing of these sub- lease arrangements. If the rental markets continue to change, our lease buy-out assumptions, sub-lease assumptions and space requirements may not be accurate and it is possible that changes in these estimates could materially affect our financial condition and results of operations. If any future adjustments are required to the restructuring initiatives recorded under the provisions of EITF 94-3, such adjustments will be measured in accordance with EITF 94-3. SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 supersedes the guidance in EITF Issue No. 94-3.

Our remaining cash lease commitments related to restructured facilities are approximately $64.8 million at March 31, 2004, of which 40% is accrued in the accompanying consolidated balance sheet, and the remaining 60% relates to sub-lease assumptions. We have entered into signed sub-lease arrangements for approximately $7.3 million, with the remaining $31.3 million for future estimated sub-lease arrangements. If the estimated sub-lease commencement dates were to be extended by six months, based on our current estimates, we would potentially have to recognize an additional charge of $3.3 million in our statement of operations for restructuring and other related charges.

•	Contingent Liabilities. We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $6.3 million and various administrative audits, each of which have arisen in the ordinary course of our business. We have an accrual at March 31, 2004 of approximately $0.6 million related to certain of these items. We intend to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts we have previously accrued.

Results of Operations

      The following table sets forth the percentage of service revenues of items included in our consolidated statements of operations:

	Three Months
	Ended
	March 31,

	2004	2003

Revenues:
Service revenues	100%	100%
Reimbursable expenses	4	5

Total gross revenues	104	105

	Three Months
	Ended
	March 31,

	2004	2003

Operating expenses:
Project personnel costs, before reimbursable expenses	61	65
Reimbursable expenses	4	5

Total project personnel costs	65	70
Selling and marketing costs	7	12
General and administrative costs	29	31
Amortization of intangible assets	—	1
Stock-based compensation	1	1

Total operating expenses	102	115

Income (loss) from operations	2	(10)
Other expense	—	—
Interest income	1	2

Income (loss) before income taxes	3	(8)
Income tax provision	1	1

Net income (loss)	2%	(9)%

Service Revenues

      Service revenues for the first quarter of 2004 increased 34% from service revenues for the first quarter of 2003. The increase in our service revenues was primarily attributable to an increase in the demand for our services in the past two quarters. Following stabilization and modest growth in the demand for our services in the first three quarters of 2003, we began to see increased growth in the fourth quarter of 2003 and the first quarter of 2004. The percentage of our service revenues attributable to recurring revenue is also increasing, growing to 23% of our total services revenues for the first quarter of 2004, from 14% for the first quarter of 2003.

      For the first quarter of 2004, our five largest clients accounted for approximately 31% of our service revenues in the aggregate. No client accounted for more than 10% of our service revenues and four clients each accounted for more than 5% of such revenues. For the first quarter of 2003, our five largest clients accounted for approximately 29% of our service revenues in the aggregate. No client accounted for more than 10% of our service revenues and two clients each accounted for more than 5% of such revenues.

Project Personnel Costs, Before Reimbursable Expenses

      Project personnel costs, before reimbursable expenses, consist principally of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client, and represent the most significant expense we incur in providing our services. Project personnel costs, before reimbursable expenses, decreased as a percentage of revenues from 65% for the first quarter of 2003 to 61% for the first quarter of 2004, due to improved utilization of our billable personnel from 73% for the first quarter of 2003 to 76% for the first quarter of 2004. The absolute increase in project personnel costs for the first quarter of 2004 was due to an increase in the number of project personnel from 1,113 at March 31, 2003 to 1,401 at March 31, 2004.

Selling and Marketing Costs

      Selling and marketing costs consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional costs. Selling and marketing costs decreased as a percentage of revenues from 12% for the first quarter of 2003 to 7% for the first quarter of 2004. This decrease was primarily due to our higher revenue base and a decrease in the number of selling and marketing personnel from 62 at March 31, 2003 to 47 at March 31, 2004 and related decreases in travel expenses and marketing promotions.

General and Administrative Costs

      General and administrative costs relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, recruiting, training and administrative groups, and depreciation and occupancy expenses. General and administrative costs decreased as a percentage of revenues from 31% for the first quarter of 2003 to 29% for the first quarter of 2004, due primarily to our increased revenue base for the first quarter of 2004. The absolute increase in general and administrative costs for the first quarter of 2004 was primarily due to an increase in the number of general and administrative personnel from 238 at March 31, 2003 to 268 at March 31, 2004. We also recorded a foreign exchange loss of approximately $970,000 in the first quarter of 2004, as compared to a foreign exchange gain of approximately $362,000 in the first quarter of 2003.

Restructuring and Other Related Charges

      As a result of the decline in the demand for advanced technology consulting services that began in the second half of 2000, and the resulting decline in the our service revenues in 2001 and 2002, we restructured our workforce and operations in 2001, 2002 and in the second quarter of 2003. In connection with these restructuring plans, we recorded restructuring and other related charges of approximately $169.6 million. The restructuring plans resulted in the termination of 2,154 employees, discontinuing operations in Japan, closing the Sydney, Australia office, closing offices in Houston and Denver and consolidating office space in other cities where we had excess office space. Estimated costs for the consolidation of facilities are composed of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space, leasehold improvement write-downs, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately one million square feet.

      Accruals for restructuring and other related activities as of, and for, the three months ended March 31, 2004 were as follows (in thousands):

For the Three Months Ended March 31, 2004:

			Utilized
	Balance				Balance
	12/31/03	Adjustment	Non-Cash	Cash	3/31/04

Workforce	$242	$(149)	$—	$(37)	$56
Facilities	40,545	149	(463)	(4,634)	35,597

	$40,787	$—	$(463)	$(4,671)	$35,653

Current accrued restructuring costs					14,739

Non-current accrued restructuring costs					$20,914

Amortization of Intangible Assets

      For the first quarter of 2004, amortization of intangible assets consists primarily of amortization of customer contracts and developed technology resulting from prior acquisitions and investments in consolidated subsidiaries. Amortization expense related to the intangible assets was $129,000 and $598,000 for the first quarters of 2004 and 2003, respectively. The decrease in amortization of intangible assets for the first quarter of 2004 relative to the comparable period from the prior year relates to various intangible assets becoming fully amortized during 2003.

Stock-Based Compensation

      Stock-based compensation consists of expenses for deferred compensation associated with the Human Code, Inc. (Human Code) and The Launch Group Aktiengesellschaft (TLG) acquisitions and certain grants of restricted stock that we made in 2002 and 2003. The decrease in stock-based compensation for the first quarter of 2004 relative to the comparable period in 2003 was primarily due to the reduction of deferred compensation during the second and fourth quarters of 2003 related to stock options and shares of restricted stock forfeited by people that ceased to be employed by the Company.

      In connection with the TLG acquisition, in July 2001, we issued $10.0 million of restricted common stock to the former TLG employees continuing with the Company, of which $422,000 remains in deferred compensation as of March 31, 2004. We expect this charge to be approximately $181,000 per quarter for the next two quarters, and $60,000 for the fourth quarter of 2004.

      In connection with the acquisition of Human Code, we assumed the outstanding options granted under the Human Code 1994 Stock Option/ Stock Issuance Plan. The options vest ratably over periods up to four years. We originally recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options, of which $7,000 remains in deferred compensation as of March 31, 2004. The remaining deferred compensation will be charged to operations in the second quarter of 2004.

      On October 23, 2002, we granted 324,500 shares of restricted common stock, vesting ratably over four years, to senior officers of the Company. Of the shares granted, 67,500 shares were forfeited by officers who have since left the company. The stock-based compensation charge will be approximately $19,000 per quarter for the next 10 quarters, and $5,000 for the final quarter.

      On March 21, 2003, HWT issued 50,000 shares of its common stock to an executive officer of HWT. The restricted shares vest ratably over a period of four years. The stock based compensation charge will be approximately $3,300 per quarter for the next 12 quarters.

Interest Income

      Interest income was derived primarily from investments in U.S. government securities, government sponsored agency securities, and short-term corporate debt securities. The slight decrease in interest income for the first quarter of 2004 over the comparable period in 2003 was due to the slightly lower prevailing interest rate and our slightly lower average cash and marketable investment balances.

Provision for Income Taxes

      We have deferred tax assets which have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses and uncertainty as to the extent and timing of profitability in future periods, we have continued to record a full valuation allowance against deferred tax assets, which was approximately $117.5 million as of March 31, 2004. This amount decreased from $118.0 million at December 31, 2003 and the decrease was primarily attributable to the utilization of net operating loss carryforwards in most of our operating jurisdictions. For the first quarters of 2004 and 2003, we recorded an income tax provision of approximately $148,000 and $355,000, respectively, primarily related to foreign and state tax obligations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

Results by Operating Segment

      We are engaged in business activities which involve the provision of business and technology consulting services, primarily on a fixed-price basis. We have discrete financial data by operating segments available based on our method of internal reporting, which disaggregates its operations on a business unit basis for our United States operations and on a geographic basis for our international operations. Operating segments are defined as components of the Company concerning which separate financial information is available to manage resources and evaluate performance. Beginning with the fourth quarter of 2003, we combined our Automotive and Industrial, Consumer and Transportation and Energy Services business units in the United States into one business unit called Automotive, Consumer and Energy. We have reported its results by operating segments accordingly, and results for operating segments for the first quarter of 2003 have been reclassified to reflect these changes.

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

      The tables below present the service revenues and operating income attributable to these operating segments for the first quarters of 2004 and 2003 (in thousands).

For the Three			Automotive/
Months Ended	Financial	Public	Consumer/	Technology/	United
March 31, 2004	Services	Services	Energy	Communications	Kingdom	Germany	Sub-Total

Service revenues	$4,885	$5,882	$11,195	$7,370	$16,969	$7,869	$54,170
Operating income	$1,013 (1)	$1,789 (1)	$3,672 (1)	$1,914 (1)	$1,897	$1,419	$11,704	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$54,170	$4,708	$—		$58,878
Operating income	$11,704 (1)	$949 (1)	$(11,210	)(2)	$1,443 (2)

For the Three			Automotive/
Months Ended	Financial	Public	Consumer/	Technology/	United
March 31, 2003	Services	Services	Energy	Communications	Kingdom	Germany	Sub-Total

Service revenues	$5,514	$5,337	$8,144	$5,425	$14,032	$3,043	$41,495
Operating income	$1,341 (1)	$312 (1)	$2,444 (1)	$1,213 (1)	$1,081	$230	$6,621	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$41,495	$2,351	$—		$43,846
Operating income (loss)	$6,621 (1)	$71 (1)	$(10,424	)(2)	$(3,732	)(2)

(1)	The business unit segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment in the U.S. as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Represents consolidated income (loss) before income taxes. Adjustments that are made to the total of the segments’ operating income in order to arrive at consolidated income (loss) before income taxes include the following:

	Three Months Ended
	March 31,

	2004		2003

Amortization of intangible assets	$129		$598
Stock-based compensation	212		384
Other expense	—		26
Interest income	(455)		(502)
Unallocated expenses	11,324	(3)	9,918	(3)

	$11,210		$10,424

(3)	Includes corporate selling and marketing and general and administrative costs.

Service Revenues by Operating Segments

      Consolidated service revenues for the first quarter of 2004 increased 34% from service revenues for the first quarter of 2003. Five of our six reportable operating segments recorded increased service revenues during this period. Our Germany business unit’s service revenues increased $4.8 million, or 159%, from the first quarter of 2003, primarily due to increased demand from clients in the energy industry. Without the effect of foreign currency fluctuations, the increase in service revenues for our Germany business unit would have been 123%. Our United Kingdom business unit’s service revenue increased $2.9 million, or 21%, from the first quarter of 2003, primarily due to increased revenues from large government, healthcare and energy clients. Without the effect of foreign exchange fluctuations, the increase in services revenues for our United Kingdom business unit would have been 6%. Our Automotive, Consumer and Energy business unit’s service revenues increased $3.1 million, or 37%, from the first quarter of 2003, primarily due to increased demand from clients in the energy industry in the United States. Our Technology and Communications business unit’s service revenues increased $1.9 million, or 36%, from the first quarter of 2003, primarily due to increased demand from our clients in the telecommunications industry in the United States. Our Public Services business unit’s service revenues increased $0.5 million, or 10%, from the first quarter of 2003, primarily due to increased revenues from Federal government clients. Service revenues from our Financial Services business declined $0.6 million, or 11%, from the first quarter of 2003. The economic downturn in 2001 and 2002 significantly impacted our clients in the financial services industry, and, as a result, technology spending in this industry continued to decline over the first half of 2003, and the recent increases in demand have not reached the demand levels of the first quarter of 2003.

      Within our business units, we expect that demand for our services in our Automotive, Consumer and Energy business unit will improve in the second quarter of 2004, compared to the first quarter of 2004. We expect that the demand for our services in our other business units in the second quarter of 2004 will not change materially from the levels of demand in the first quarter of 2004.

Operating Income by Operating Segments

      Operating income for our reportable segments increased significantly, to $11.7 million for the first quarter of 2004 from $6.6 million for the first quarter of 2003. In the first quarters of 2004 and 2003, all of our reportable segments had profitable operating results. Our Automotive, Consumer and Energy; Public Services; Germany; United Kingdom; and Technology and Communications business units all reported increases in operating income in the first quarter of 2004, compared to the first quarter of 2003. These increases were primarily the result of the improvement in our billable utilization and our restructuring and cost cutting actions taken in the second quarter of 2003. The operating income for our Financial Services business unit declined slightly in the first quarter of 2004, compared to the first quarter of 2003, primarily due to the reduced demand from clients in the financial services industry.

Liquidity and Capital Resources

      We have primarily funded our operations from cash flow generated from operations from prior years and the proceeds from our public stock offerings. We invest our excess cash predominantly in instruments that are highly liquid, investment grade securities. At March 31, 2004, we had approximately $156.6 million in cash, cash equivalents, restricted cash and marketable investments, compared to $161.2 million at December 31, 2003. We have deposited approximately $9.7 million with various banks as collateral for letters of credit and performance bonds and have classified this cash as restricted on the accompanying consolidated balance sheet at March 31, 2004.

      At March 31, 2004, we had the following contractual obligations:

	Payments Due By Period

	Less than			More than
	One Year	1-3 Years	3-5 Years	5 Years	Total

	(In thousands)
Operating leases	$6,664	$8,476	$6,262	$6,131	$27,533
Cash outlays for restructuring and other related activities(1)	13,245	13,255	3,976	2,095	32,571
Purchase obligations(2)	1,378	469	57	—	1,904

Total	$21,287	$22,200	$10,295	$8,226	$62,008

(1)	Cash outlays for restructuring and other related activities include minimum future lease and related payments for excess facilities, net of estimated sublease income of $38.6 million under existing and expected sublease arrangements.

(2)	Purchase obligations represent minimum commitments due to third parties, including subcontractor agreements, telecommunication contracts, IT maintenance contracts in support of internal use software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties, have been excluded. Amounts presented also exclude accounts payable and accrued expenses at March 31, 2004.

      Cash used in operating activities was $4.4 million for the first quarter of 2004. This resulted primarily from increases in accounts receivable of $5.6 million, decreases in accrued restructuring costs of $4.7 million and decreases in deferred revenues on contracts of $2.0 million, offset by net non-cash charges of $2.0 million, increases in accrued compensation of $3.0 million, decreases in restricted cash of $1.7 million and a net income of $1.3 million. Overall, the use of cash was primarily due to the cash outlay for previously recorded restructuring actions. Also, our days sales outstanding (DSO) for accounts receivable increased to 70 days in the first quarter of 2004 from 67 days for the fourth quarter of 2003. This increase was primarily due to increases in revenues from our Germany and United Kingdom clients as a percent of total revenue. The revenues from these clients have associated value added tax, which is included in the accounts receivable balance but not included in the revenue amount. We expect DSO for the second quarter of 2004 to be in the range of 70-75 days.

      Cash provided by investing activities was $2.8 million for the first quarter of 2004. This was due primarily to maturities of short-term investments (net of purchases) of $3.3 million, offset by purchases of property and equipment of $0.6 million.

      Cash provided by financing activities was $1.6 million for the first quarter of 2004, as a result from the sale of common stock through our employee stock purchase plan of $1.0 million and the exercise of stock options of $0.6 million. We did not repurchase any of our common stock in either the first quarter of 2004 or the first quarter of 2003.

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

      We currently have offices in the United Kingdom, Germany, India and Canada. Our international operations are a significant percentage of our total revenues, and our Global Distributed Delivery (GDD) model is a key component of our ability to successfully deliver our services. International operations are subject to inherent risks, including:

•	economic recessions in foreign countries;

•	fluctuations in currency exchange rates or impositions of restrictive currency controls;

•	political instability, war or military conflict;

•	changes in regulatory requirements;

•	complexities and costs in effectively managing multi-national operations and associated internal controls and procedures;

•	significant changes in immigration policies or difficulties in obtaining required immigration approvals for international assignments;

•	restrictions imposed on the import and export of technologies in countries where we operate; and

•	reduced protection for intellectual property in some countries.

      In particular, our GDD model depends heavily on our office in New Delhi, India. We also expect to open an office in Bangalore, India in the second quarter of 2004. Any escalation in the political or military instability in India or Pakistan or the surrounding countries could hinder our ability to successfully utilize GDD, and could result in material adverse effects to our business, financial condition and results of operations. Furthermore, the delivery of our services from remote locations causes us to rely on data, phone, power and other networks which are not as reliable as those in other countries where we operate. Any failures of these systems could affect the success of our GDD model. Remote delivery of our services also increases the complexity and risk of delivering our services, which could affect our ability to satisfy our clients’ expectations or perform our services within the estimated time frame and budget for each project.

We earn revenues, incur costs and maintain cash balances in multiple currencies, and currency fluctuations could affect our financial results.

      We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international segment revenues were $28.4 million in the first quarter of 2004. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues, purchases, payroll and investments. We also have a significant amount of foreign currency net asset exposures and we recorded a foreign exchange loss of $970,000 in the first quarter of 2004. Certain foreign currency exposures are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in US dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk, because we frequently incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

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

      Our business model focuses heavily on delivering measurable business results for our clients, and increasingly we are aligning our interests with our client’s interests by putting a portion of our fees at risk, dependent on our client’s attainment of the business value we promised. In the first quarter of 2004, we recognized $1.7 million of revenue by achieving previously agreed measurable business results. Our inability to deliver the business value that we have promised on a project could materially affect the profitability of that project, because we typically will incur the same level of project costs regardless of whether the promised business value is attained. We could also experience delays in revenue recognition or payment because the measurement of business value is often complex and may involve a verification process between us and our client. As a result, our failure to deliver the business value that we promise to our clients could materially affect our business, financial condition and results of operations.

If we do not attract and retain qualified professional staff, we may not be able to adequately perform our client engagements and could be limited in accepting new client engagements.

      Our business is labor intensive, and our success depends upon our ability to attract, retain, train and motivate highly skilled employees. The improvement in demand for business and technology consulting services that began in the third quarter of 2003 has further increased the need for employees with specialized skills or significant experience in business and technology consulting. We expect to expand our operations in certain locations, including the United Kingdom and India, and these expansion efforts will be highly dependent on attracting a sufficient number of highly skilled people. We may not be successful in attracting enough employees to achieve our desired expansion or staffing plans. Furthermore, the industry turnover rates for these types of employees are high, and we may not be successful in retaining, training and motivating the employees we are able to attract. Our rate of voluntary turnover decreased to 18% in the first quarter of 2004, from 22% in the fourth quarter of 2003. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements. Such inability may also force us to hire expensive independent contractors, which could increase our costs and reduce our profitability on client engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce and other resources. Our future success will depend on our ability to manage the levels and related costs of our workforce and other resources effectively.

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

      In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. The commencement of this type of litigation against us could result in substantial costs and a diversion of management’s attention and resources.

Relatively small adjustments to our reported financial results could result in a restatement or public disclosure because our operating results are currently near break-even.

      In the first quarter of 2004, we recorded an operating income of $1.0 million and net income of $1.3 million. In the fourth quarter of 2003, we had operating income of $1.1 million and net income of $2.6 million. In the third quarter of 2003, we had an operating loss of $0.6 million and net income of $1.0 million. For the year ended December 31, 2003, we had an operating loss of $8.2 million and a net loss of $4.9 million. As a result, relatively small adjustments, while modest in absolute amount, discovered after reporting our financial results could be deemed to be “material” in the near term, because such adjustments may constitute a significant percentage of our results from operations or net income or loss. Any adjustments that are deemed to be material for this reason would likely require us to restate our financial results for the periods affected, which could cause fluctuations in our stock price.

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

      Jerry A. Greenberg and J. Stuart Moore, our Co-Chairmen of the Board of Directors and Co-Chief Executive Officers, own approximately 34.1% of our common stock in the aggregate. As a result, they have the ability to substantially influence, and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of Directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments. At March 31, 2004, our exposure to market risk relates primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of fixed income securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material adverse impact on the fair value of our investment portfolio.

Item 4.     Controls and Procedures

Evaluation of Controls and Procedures

      We maintain disclosure controls and procedures, which we have designed to ensure that material information related to the Company, including our consolidated subsidiaries, is properly identified and evaluated on a regular basis and disclosed in accordance with all applicable laws and regulations. We have established a disclosure committee which consists of certain members of our senior management. The disclosure committee carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers, Mr. Greenberg and Mr. Moore, and Chief Financial Officer, Ms. Johnson, of the effectiveness of the Company’s disclosure controls and procedures and internal controls as of the end of the period covered by this Quarterly Report. Based on that evaluation, Mr. Greenberg, Mr. Moore and Ms. Johnson concluded that the Company’s disclosure controls and procedures and internal controls are effective in causing material information to be collected, communicated and analyzed on a timely basis and in ensuring that such information is disclosed in accordance with all applicable laws and regulations.

Changes in Controls and Procedures

      There were no changes in the Company’s internal controls over financial reporting that occurred during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

10.5	*	2004 Global Bonus Plan
31.1		Certification of Jerry A. Greenberg pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of J. Stuart Moore pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3		Certification of Susan D. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Jerry A. Greenberg, J. Stuart Moore and Susan D. Johnson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested as to certain portions.

      (b) Reports on Form 8-K

      On January 30, 2004, the Company furnished a Current Report on Form 8-K regarding the press release announcing the Company’s preliminary financial results for the three and twelve months ended December 31, 2003.

      On March 1, 2004, the Company furnished a Current Report on Form 8-K reporting that Jerry A. Greenberg, the Co-Chairman and Co-Chief Executive Officer of the Company, entered into a Rule 10b5-1 trading plan.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAPIENT CORPORATION

Signature	Title	Date

/s/ JERRY A. GREENBERG Jerry A. Greenberg	Co-Chief Executive Officer Co-Chairman of the Board	May 7, 2004

/s/ SUSAN D. JOHNSON Susan D. Johnson	Chief Financial Officer	May 7, 2004

/s/ BRADLEY T. MILLER Bradley T. Miller	Chief Accounting Officer	May 7, 2004