Form 10-Q
period 2004-06-30
SAPIENT CORP
filed 2004-08-09
CIK 1008817

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 0-28074

Sapient Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-3130648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 First Street, Cambridge, MA (Address of principal executive offices)	02141 (Zip Code)

617-621-0200

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     ☑ Yes          ☐ No

      As of August 3, 2004, there were 122,921,236 shares of the Company’s common stock outstanding.

SAPIENT CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Quarterly Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Quarterly Report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” and elsewhere in this Quarterly Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Quarterly Report was first filed with the SEC and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$71,650	$67,592
Marketable investments, current	50,852	72,961
Restricted cash	5,115	3,174
Accounts receivable, less allowance for doubtful accounts of $1,301 and $1,516, respectively	42,540	30,078
Unbilled revenues on contracts	14,941	14,387
Income tax receivable	729	657
Prepaid expenses and other current assets	6,004	5,626

Total current assets	191,831	194,475
Marketable investments	29,050	9,201
Restricted cash	3,653	8,311
Property and equipment, net	11,456	13,180
Intangible assets, net	900	1,158
Other assets	767	575

Total assets	$237,657	$226,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,523	$3,882
Accrued expenses	15,615	14,637
Accrued restructuring costs, current portion	12,585	18,237
Accrued compensation	17,124	8,718
Income taxes payable	2,539	1,976
Deferred revenues on contracts	3,338	3,867

Total current liabilities	55,724	51,317
Accrued restructuring costs, net of current portion	19,313	22,550
Other long term liabilities	1,206	621

Total liabilities	76,243	74,488

Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 authorized and none issued at June 30, 2004 and December 31, 2003	—	—
Common stock, par value $.01 per share, 200,000,000 shares authorized, 130,482,574 and 129,897,952 shares issued at June 30, 2004 and December 31, 2003, respectively	1,304	1,299
Additional paid-in capital	473,387	471,653
Treasury stock, at cost, 7,713,684 and 7,817,942 shares at June 30, 2004 and December 31, 2003, respectively	(8,996)	(9,118)
Deferred compensation	(172)	(594)
Accumulated other comprehensive income	1,624	1,870
Accumulated deficit	(305,733)	(312,698)

Total stockholders’ equity	161,414	152,412

Total liabilities and stockholders’ equity	$237,657	$226,900

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Unaudited)

	(In thousands, except per share amounts)
Revenues:
Service revenues	$64,464	$44,439	$123,342	$88,285
Reimbursable expenses	3,554	2,347	5,733	4,701

Total gross revenues	68,018	46,786	129,075	92,986

Operating expenses:
Project personnel costs, before reimbursable expenses	36,218	27,796	72,544	56,358
Reimbursable expenses	3,554	2,347	5,733	4,701

Total project personnel costs	39,772	30,143	78,277	61,059
Selling and marketing costs	4,230	4,794	8,492	9,912
General and administrative costs	17,507	13,961	34,468	27,353
Restructuring and other related charges	867	1,398	867	1,398
Amortization of intangible assets	129	727	258	1,325
Stock-based compensation	210	305	422	689

Total operating expenses	62,715	51,328	122,784	101,736

Income (loss) from operations	5,303	(4,542)	6,291	(8,750)
Other income (expense)	18	(170)	18	(196)
Interest income	581	604	1,036	1,106

Income (loss) before income taxes	5,902	(4,108)	7,345	(7,840)
Income tax provision	232	270	380	625

Net income (loss)	$5,670	$(4,378)	$6,965	$(8,465)

Basic net income (loss) per share	$0.05	$(0.04)	$0.06	$(0.07)

Diluted net income (loss) per share	$0.04	$(0.04)	$0.05	$(0.07)

Weighted average common shares	122,696	120,636	122,511	120,849
Dilutive common share equivalents	4,664	—	4,832	—

Weighted average common shares and dilutive common share equivalents	127,360	120,636	127,343	120,849

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2004	2003

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$6,965	$(8,465)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss recognized on write-down of investments	—	45
Realized loss on investments	—	151
Loss recognized on disposition of fixed assets	72	—
Depreciation and amortization	3,089	5,046
Amortization of intangible assets	258	1,325
Stock-based compensation	422	689
Allowance for doubtful accounts	126	697
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	2,717	(4,697)
Increase in accounts receivable	(12,588)	(6,738)
(Increase) decrease in unbilled revenues on contracts	(554)	2,794
(Increase) decrease in prepaid expenses and other current assets	(378)	833
(Increase) decrease in other assets	(192)	1,187
Increase (decrease) in accounts payable	641	(264)
Increase (decrease) in accrued expenses	978	(232)
Decrease in accrued restructuring costs	(7,879)	(17,422)
Increase in accrued compensation	8,406	1,646
Increase in income taxes payable	491	360
Decrease in deferred revenues on contracts	(529)	(3,086)
Increase (decrease) in other long term liabilities	927	(827)

Net cash provided by (used in) operating activities	2,972	(26,958)
Cash flows from investing activities:
Purchases of property and equipment	(2,433)	(803)
Investments in consolidated subsidiary	—	(1,679)
Proceeds from sale of investment	—	1,490
Maturities of marketable investments, net	1,875	12,941

Net cash (used in) provided by investing activities	(558)	11,949
Cash flows from financing activities:
Proceeds from stock option and purchase plans	1,861	677
Repurchases of common stock	—	(3,429)
Proceeds from sale of common stock of consolidated subsidiary	—	500

Net cash provided by (used in) financing activities	1,861	(2,252)

Effect of exchange rate changes on cash and cash equivalents	(217)	686
Increase (decrease) in cash and cash equivalents	4,058	(16,575)
Cash and cash equivalents, at beginning of period	67,592	91,229

Cash and cash equivalents, at end of period	$71,650	$74,654

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

      The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K. The accompanying consolidated and condensed financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

      Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation.

      Unless the context requires otherwise, references in this Quarterly Report to “Sapient,” “the Company,” “we,” “us” or “our” refer to Sapient Corporation and its consolidated subsidiaries.

2.	Net Income (Loss) Per Share

      The following information presents the Company’s computation of basic and diluted net income (loss) per share for the periods presented in the consolidated and condensed statements of operations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income (loss)	$5,670	$(4,378)	$6,965	$(8,465)
Basic net income (loss) per share:
Weighted average common shares outstanding	122,696	120,636	122,511	120,849

Basic net income (loss) per share	$0.05	$(0.04)	$0.06	$(0.07)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Diluted net income (loss) per share:
Weighted average common shares outstanding	122,696	120,636	122,511	120,849
Dilutive common share equivalents	4,664	—	4,832	—

Weighted average common shares and dilutive common share equivalents	127,360	120,636	127,343	120,849

Diluted net income (loss) per share	$0.04	$(0.04)	$0.05	$(0.07)

      Options to purchase approximately 11.5 million and 9.6 million shares of common stock that were outstanding during the second quarter and the first two quarters of 2004, respectively, were not included in the computation of diluted net income (loss) per share because the exercise price of these options was greater than the average market price of the Company’s common stock for these periods. Options to purchase approximately 17.4 million and 17.9 million shares of common stock that were outstanding during the second quarter and the first two quarters of 2003, respectively, were not included in the computation of diluted net income (loss) per share because the Company recorded a net loss for these periods.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

3.	Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” requires that companies either recognize compensation expense for grants of stock options and other equity instruments issued to employees based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At June 30, 2004, the Company has eight stock-based compensation plans, which are described more fully in the Company’s Annual Report on Form 10-K. The Company accounts for awards to employees under those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income (loss) as reported	$5,670	$(4,378)	$6,965	$(8,465)
Add back: Stock-based compensation, included in net income (loss), net of related tax effects, as reported	210	305	422	689
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,525)	(7,826)	(11,024)	(16,379)

Pro forma net income (loss)	$355	$(11,899)	$(3,637)	$(24,155)

Basic net income (loss) per share
As reported	$0.05	$(0.04)	$0.06	$(0.07)
Pro forma	$—	$(0.10)	$(0.03)	$(0.20)
Diluted net income (loss) per share
As reported	$0.04	$(0.04)	$0.05	$(0.07)
Pro forma	$—	$(0.10)	$(0.03)	$(0.20)

4.	Comprehensive Income (Loss)

      Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting comprehensive income (loss). Comprehensive income (loss) includes net income (loss) as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net income (loss) but rather are reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on investments as components of comprehensive income (loss). Comprehensive income was $4.4 million for the second quarter of 2004, which consisted of net income of $5.7 million, foreign currency translation loss of $0.9 million and unrealized loss on investments of $0.4 million. Comprehensive loss was $2.8 million for the second quarter of 2003, which consisted of net loss of $4.4 million, foreign currency translation gain of $0.9 million and unrealized gain on investments of $0.7 million. Comprehensive income was $6.7 million for the first two quarters of 2004, which consisted of net income of $7.0 million, foreign currency translation gain of $0.1 million and unrealized loss on investments of $0.4 million. Comprehensive loss was $8.3 million for the first two quarters of 2003, which consisted of net loss of $8.5 million, foreign currency translation gain of $0.5 million and unrealized loss on investments of $0.3 million.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

5.	Contingent and Other Liabilities

      The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims totaling approximately $2.1 million and various administrative audits, each of which has arisen in the ordinary course of our business. The Company has an accrual at June 30, 2004 of approximately $0.4 million related to these items. The Company intends to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has previously accrued.

      In the second quarter of 2004, the Company recorded a cumulative adjustment to correct accrued rent of approximately $656,000 to reflect future rent expense on a straight-line basis. The impact of the adjusting entry related to prior periods was not material to the financial results of those periods and the cumulative adjustment is not expected to be material to the anticipated financial results for 2004 and, therefore, the adjustment has been recorded in the second quarter of 2004.

6.	Restructuring and Other Related Charges

      As a result of the decline in the demand for advanced technology consulting services that began in the second half of 2000, the Company restructured its workforce and operations in 2001, 2002 and 2003 and recorded restructuring and other related charges of approximately $100.6 million, $66.9 million and $2.1 million, respectively. Of the $2.1 million restructuring and other related charges recorded in 2003, $1.4 million was recorded in the second quarter of 2003, primarily related to the termination of 40 employees. The restructuring plans resulted in the termination of employees, discontinuing operations and closing offices where the Company had excess office space. Estimated costs for the consolidation of facilities are composed of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space, leasehold improvement write-downs, offset by estimated sub-lease income.

      In the second quarter of 2004, the Company recorded restructuring and other related charges of approximately $0.9 million, primarily due to decreases in estimated sub-lease income in connection with the restructuring plans previously announced. No employees were terminated in connection with the restructuring charges recorded in the second quarter of 2004.

      These restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. Estimates made by the Company include estimates regarding contractual rental commitments, lease buy-out costs and other related costs. The Company’s sub-lease income assumptions include anticipated rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the future, resulting in additional adjustments and these adjustments could be material.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

      Accruals for restructuring and other related activities as of, and for, the six months ended June 30, 2004 and 2003 were as follows (in thousands):

				Utilized
	Balance		Additional			Balance
For the Six Months Ended June 30, 2004:	12/31/03	Adjustment	Charge-Q2	Non-Cash	Cash	6/30/04

Workforce	$242	$(182)	$—	$—	$(49)	$11
Facilities	40,545	1,049	—	(1,010)	(8,697)	31,887

	$40,787	$867	$—	$(1,010)	$(8,746)	$31,898

Current accrued restructuring costs						$12,585
Non-current accrued restructuring costs						$19,313

				Utilized
	Balance		Additional			Balance
For the Six Months Ended June 30, 2003:	12/31/02	Adjustment	Charge-Q2	Non-Cash	Cash	6/30/03

Workforce	$5,133	$—	$1,612	$(16)	$(4,679)	$2,050
Facilities	68,443	—	(214)	(1,517)	(14,141)	52,571

	$73,576	$—	$1,398	$(1,533)	$(18,820)	$54,621

Current accrued restructuring costs						$25,870
Non-current accrued restructuring costs						$28,751

      The remaining accrued restructuring costs are $31.9 million at June 30, 2004, of which the cash portion is $29.2 million. The cash outlay over the next 12-month period is expected to be $11.0 million and the remainder will be paid through 2011.

7.	Income Taxes

      The Company has deferred tax assets which have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses incurred in most jurisdictions in which the Company operated in the past three full fiscal years, and uncertainty as to the extent, jurisdiction and timing of profitability in future periods, the Company has continued to record a full valuation allowance against deferred tax assets, which was approximately $116.3 million as of June 30, 2004. This amount decreased from $118.0 million at December 31, 2003 by $1.2 million and $1.7 million for the second quarter and the first two quarters of 2004, respectively, resulting in a full valuation allowance of approximately $116.3 million as of June 30, 2004. The decrease was primarily attributable to the utilization of net operating loss carryforwards in most of our operating jurisdictions. For the second quarters of 2004 and 2003, the Company recorded an income tax provision of approximately $232,000 and $270,000, respectively, primarily related to foreign and state tax obligations. For the first two quarters of 2004 and 2003, the Company recorded an income tax provision of approximately $380,000 and $625,000, respectively, primarily related to foreign and state tax obligations. In addition, the Company’s income tax expense was reduced by $283,000 in the second quarter of 2004 as a result of a refund received after reaching a settlement with respect to certain prior tax period credits.

      The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future

SAPIENT CORPORATION

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

8.	Segment Information

      The Company is engaged in business activities which involve the provision of business and technology consulting services, primarily on a fixed-price basis. The Company has discrete financial data by operating segments available based on the Company’s method of internal reporting, which disaggregates its operations on a business unit basis for its United States operations and on a geographic basis for its international operations. Operating segments are defined as components of the Company concerning which separate financial information is available to manage resources and evaluate performance. Beginning with the fourth quarter of 2003, the Company combined its Automotive and Industrial, Consumer and Transportation and Energy Services business units in the United States into one business unit called Automotive, Consumer and Energy. The Company has reported its results by operating segments accordingly, and results for operating segments for the first quarter and the first two quarters of 2003 have been reclassified to reflect these changes.

      The Company does not allocate certain selling and marketing and general and administrative expenses to its business unit segments in the United States, because these activities are managed separately from the business units. The Company allocated certain costs associated with the restructuring activity in the second quarter of 2003 across its operating segments, due to the specific identification of terminated employees to their respective individual operating segment. The Company did not allocate the restructuring and other related charges recorded in the second quarter of 2004 across its operating segments for internal measurement purposes, given that the charges represented decreases in its estimated sub-lease income in connection with restructuring plans previously announced. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and therefore the Company has not disclosed asset information for each operating segment.

      The tables below present the service revenues and operating income (loss) attributable to these operating segments for the periods presented in the consolidated and condensed statements of operations (in thousands).

			Automotive/
For the Three Months	Financial	Public	Consumer/	Technology/	United
Ended June 30, 2004	Services	Services	Energy	Communications	Kingdom	Germany	Sub-Total

Service revenues	$5,007	$6,657	$14,002	$8,052	$17,516	$7,527	$58,761
Operating income	$1,367 (1)	$2,306 (1)	$4,701 (1)	$2,393 (1)	$2,030	$1,463	$14,260	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$58,761	$5,703	$—		$64,464
Operating income	$14,260 (1)	$1,957 (1)	$(10,315	)(2)	$5,902 (2)

			Automotive/
For the Three Months	Financial	Public	Consumer/	Technology/	United
Ended June 30, 2003	Services	Services	Energy	Communications	Kingdom	Germany	Sub-Total

Service revenues	$3,762	$7,643	$9,079	$6,184	$11,545	$3,430	$41,643
Operating income	$1,123 (1)	$2,692 (1)	$3,073 (1)	$1,055 (1)	$(4,047)	$303	$4,199	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$41,643	$2,796	$—		$44,439
Operating income (loss)	$4,199 (1)	$1,145 (1)	$(9,452	)(2)	$(4,108	)(2)
(footnotes appear on following page)

SAPIENT CORPORATION

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

			Automotive/
For the Six Months	Financial	Public	Consumer/	Technology/	United
Ended June 30, 2004	Services	Services	Energy	Communications	Kingdom	Germany	Sub-Total

Service revenues	$9,892	$12,539	$25,197	$15,422	$34,485	$15,396	$112,931
Operating income	$2,380 (1)	$4,095 (1)	$8,373 (1)	$4,307 (1)	$3,927	$2,882	$25,964	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$112,931	$10,411	$—		$123,342
Operating income	$25,964 (1)	$2,906 (1)	$(21,525	)(2)	$7,345 (2)

			Automotive/
For the Six Months	Financial	Public	Consumer/	Technology/	United
Ended June 30, 2003	Services	Services	Energy	Communications	Kingdom	Germany	Sub-Total

Service revenues	$9,276	$12,980	$17,223	$11,609	$25,577	$6,473	$83,138
Operating income	$2,464 (1)	$3,004 (1)	$5,517 (1)	$2,268 (1)	$(2,966)	$533	$10,820	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$83,138	$5,147	$—		$88,285
Operating income (loss)	$10,820 (1)	$1,216 (1)	$(19,876	)(2)	$(7,840	)(2)

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment in the United States as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Represents consolidated income (loss) before income taxes. Adjustments that are made to the total of the segments’ operating income in order to arrive at consolidated income (loss) before income taxes include the following:

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,

	2004	2003		2004	2003

Restructuring and other related charges	$867	$—		$867	$—
Amortization of intangible assets	129	727		258	1,325
Stock-based compensation	210	305		422	689
Other (income) expense	(18)	170		(18)	196
Interest income	(581)	(604)		(1036)	(1,106)
Unallocated expenses	9,708 (3)	8,854	(3)	21,032 (3)	18,772	(3)

	$10,315	$9,452		$21,525	$19,876

(3)	Includes corporate portion of both selling and marketing and general and administrative costs.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

9.	Geographic Data

      Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated and condensed statements of operations and the consolidated and condensed balance sheets:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Service revenues:
United States	$35,284	$27,713	$65,756	$53,028
International	29,180	16,726	57,586	35,257

Total service revenues	$64,464	$44,439	$123,342	$88,285

	June 30,	December 31,
	2004	2003

Long-lived assets:
United States	$8,216	$9,208
International	4,140	5,130

Total long-lived assets	$12,356	$14,338

      For the three and six months ended June 30, 2004, Sapient Limited, the Company’s UK subsidiary, had revenues of $17.5 million and $34.5 million, respectively, or 60% and 60%, respectively, of total international revenues. For the three and six months ended June 30, 2004, Sapient GmbH, the Company’s Germany subsidiary, had revenues of $7.5 million and $15.4 million, respectively, or 26% and 27%, respectively, of total international revenues.

10.	Investment in Consolidated Subsidiary

      On January 24, 2003, the Company increased its ownership percentage in HWT, Inc. (HWT), a consolidated subsidiary, from 55% to 69% by purchasing a total of 587,092 shares of HWT common stock from Jerry A. Greenberg and J. Stuart Moore, its Co-Chairmen and Co-CEOs, for a total purchase price of $557,737, in cash. The purchase price per share paid to Messrs. Greenberg and Moore was $0.95, which represented a substantial loss from their cost basis per share of $5.00. Messrs. Greenberg and Moore are no longer shareholders of HWT. The Company also commenced a tender offer on January 24, 2003 to purchase the remaining shares of HWT, for $1.05 per share, in cash. The tender offer period expired on February 24, 2003. As a result of the tender offer, the Company purchased a total of 927,395 shares of HWT common stock, for a total purchase price of $973,765, and the Company’s ownership percentage in HWT increased from 69% to 85%. These acquisitions were accounted for as purchases, and the purchase price was allocated primarily to customer contracts and developed technology, which are included in the accompanying consolidated and condensed balance sheets under the caption “Intangible assets, net.” These assets are being amortized on a straight line basis over lives of 3 years.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

11.	Intangible Assets

      The following is a summary of intangible assets as of June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Amortizable intangible assets:
Marketing assets and customer lists	$39	$(16)	$23
Customer contracts	1,439	(600)	839
Developed technology	3,226	(3,188)	38

Total	$4,704	$(3,804)	$900

	December 31, 2003

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Amortizable intangible assets:
Marketing assets and customer lists	$2,320	$(2,291)	$29
Employment agreements	1,000	(1,000)	—
Customer contracts	1,439	(360)	1,079
Developed technology	12,110	(12,060)	50

Total	$16,869	$(15,711)	$1,158

      Amortization expense related to the intangible assets was $129,000 and $727,000 for the second quarters of 2004 and 2003, respectively, and $258,000 and $1.3 million for the first two quarters of 2004 and 2003, respectively. Amortization expense related to intangible assets is expected to be $257,000 for the remainder of 2004 and $515,000 and $128,000 for the years ended December 31, 2005 and 2006, respectively.

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

      Foreign exchange gains of approximately $360,000 and $550,000 are included in the consolidated and condensed statement of operations for the second quarters of 2004 and 2003, respectively. A foreign exchange loss of approximately $610,000 and a foreign exchange gain of approximately $912,000 are included in the consolidated and condensed statement of operations for the first two quarters of 2004 and 2003, respectively. These gains and losses were primarily related to intercompany foreign currency transactions that were of a short-term nature.

SAPIENT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

      Sapient is a leading business consulting and technology services firm that plans, designs, implements, and manages information technology to improve business performance for Global 2000 clients. Sapient was founded in 1991 based on a single promise: to deliver the right business results, on time and on budget. Sapient’s fixed-price/fixed-time model, combined with industry, design, technology, and process expertise, provides clients with the highest business value at the lowest total cost of ownership. Headquartered in Cambridge, Massachusetts, Sapient has offices in Canada, Germany, India, the United Kingdom, and the United States.

      We have recently seen growth in the demand for our services and an improvement in our pipeline of potential business, beginning in the third quarter of 2003. Our service revenues for the second quarter of 2004 increased 9.5% from the first quarter of 2004, following a 14% increase from the fourth quarter of 2003. We are focused on increasing recurring revenues as a percentage of total revenues. Recurring revenue is revenue from longer-term commitments in which the client has committed spending levels to Sapient or chosen Sapient as an exclusive provider of certain services. Our recurring revenues reached $13.7 million, an increase of 2% from the first quarter of 2004, following a 28% increase from the fourth quarter of 2003. Our utilization rate for the second quarter of 2004 was 77%, compared to 76% for the first quarter of 2004 and 77% for the fourth quarter of 2003. On July 29, 2004, in a conference call announcing our financial results for the second quarter of 2004, we estimated that our service revenues for the third quarter of 2004 would be in the range of $66.0 to $68.0 million.

      Our annualized service revenues per billable employee were $169,000 for the second quarter of 2004, compared to $179,000 for the first quarter of 2004 and $174,000 for the fourth quarter of 2003. The decrease in our annualized service revenues per billable employee in the second quarter of 2004 compared to the first quarter of 2004 was mainly due to the reduction in our use of subcontractors and the increase in our billable headcount in India. Service revenues generated by our subcontractors are included in our service revenues, but the number of subcontractors are not included in our billable headcount.

      As a result of the growth in the demand for our services, we have been increasing the number of our project personnel in order to maintain effective staffing levels and achieve the desired staffing mix. In addition, we increased the number of our general and administrative personnel to support the growth in our business. Our project personnel costs (before reimbursable expenses), selling and marketing costs and general and administrative costs increased 1% to $58.0 million for the second quarter of 2004, from $57.5 million for the first quarter of 2004, which increased 14% from $50.5 million for the fourth quarter of 2003. These increases are primarily due to the costs of hiring employees to meet the increased demand in our services. Our rate of voluntary turnover was 19% in the second quarter of 2004, which increased slightly from 18% for the first quarter of 2004, but decreased from 22% for the fourth quarter of 2003. We are working to bring our turnover to our target levels. Currently, we are retaining subcontractors in certain cases to fill specific project needs, but we expect this practice to decline over time as we hire and train new project personnel. If we are not successful in maintaining effective staffing levels, our ability to achieve our service revenue and profitability objectives will be adversely affected.

      Our net income was $5.7 million for the second quarter of 2004, compared to net income of $1.3 million for the first quarter of 2004 and net income of $2.6 million for the fourth quarter of 2003. Our net income for the first and second quarters of 2004 reflected a return to accruing bonus expense at full bonus levels according to our annual bonus plan, in contrast to the minimal bonus expenses we accrued throughout 2003. Our operating margin for the second quarter of 2004 was 8%, compared to 2% for the first quarter of 2004. We expect to improve our operating margins in the third quarter of 2004 by leveraging our existing general and administrative infrastructure to support the increasing demand for our services, and by continuing to replace costly subcontractors with newly hired project personnel. On July 29, 2004, in a conference call announcing our financial results for the second quarter of 2004, we estimated a 10% operating margin for the third quarter of 2004, based on our then-current revenue and cost projections.

      Our cash provided by operations for the first two quarters of 2004 was $3.0 million, including $7.9 million used for previously recorded restructuring actions, compared to cash used in operations for $27.0 million for the same period in 2003, including $17.4 million used for previously recorded restructuring actions. We have accrued restructuring costs, primarily related to vacated facilities recorded in prior years, of $31.9 million at June 30, 2004. Our cash, cash equivalents, restricted cash and marketable investments at June 30, 2004 were $160.3 million. We believe that our existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet our working capital and capital expenditure requirements and expected cash outlays for our previously recorded restructuring activities for at least the next 12 months.

      We have significant operations in countries outside of the United States, and we earn revenues and incur costs in various foreign currencies. For the second quarter of 2004, our consolidated service revenues increased 9.5% from the first quarter of 2004 and increased 45% from the second quarter of 2003. Without the effect of foreign currency fluctuations, these increases would have been 10% and 40%, respectively. Fluctuations in foreign currency exchange rates also have an impact on our operating income. We recorded a foreign exchange gain of approximately $360,000 in the second quarter of 2004, compared to a foreign exchange loss of approximately $970,000 in the first quarter of 2004 and a foreign exchange gain of approximately $550,000 in the second quarter of 2003.

      Our Global Distributed DeliverySM (GDD) methodology has remained a critical component of our operations. We created this proprietary methodology in 2000, which allows us to provide high-quality solutions using accelerated work schedules, by utilizing India’s highly skilled technology specialists, lower costs and the time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services. The billable days, or level of effort, incurred by our India people as a percentage of total Company billable days increased to 55% for the second quarter of 2004, from 53% for the second quarter of 2003. Our utilization rate for our India people was 81% for the second quarter of 2004, compared to 78% for the second quarter of 2003. Projects with a GDD component accounted for 54% of our total service revenues in the second quarter of 2004, compared to 50% for the second quarter of 2003. We expect to invest further in our GDD methodology in the third quarter of 2004 as a result of our recently opened office in Bangalore, India.

      Although we are seeing signs of growth in our business, the economic outlook is still uncertain. We believe that technology spending by large companies has been improving since the second half of 2003, however, we cannot predict for how long, and to what extent, the improvement in the market for technology consulting services will continue. Any decline in our service revenues will have a significant impact on our financial results, particularly because a significant portion of our operating costs (such as personnel, rent and depreciation) are fixed in advance of a particular quarter. In addition, our future operating segment and overall Company revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated and condensed financial statements. The accompanying unaudited consolidated and condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in our Annual Report on Form 10-K. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

      A summary of those accounting policies, significant judgments and estimates that we believe are most critical to fully understanding and evaluating our financial results is set forth below.

•	Revenue Recognition and Allowance for Doubtful Accounts. We recognize revenue from the provision of professional services under written service contracts with our clients. We derive a significant portion of our revenue from fixed-price, fixed-time contracts. Revenue generated from fixed-price contracts, with the exception of support and maintenance contracts, is recognized based on the ratio of labor hours incurred to estimated total labor hours. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. Revenue generated from fixed-price support and maintenance contracts is recognized ratably over the contract term. Revenue from time-and-material contracts is recognized as services are provided. Our project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, which may result in revisions to the amount of recognized revenue for a contract. Certain contracts provide for revenue to be generated based upon the achievement of certain performance standards. Revenue is recognized when such performance standards are achieved, including $2.3 million of revenue recognized in the first two quarters of 2004.

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

•	Accounting for Income Taxes. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, current and enacted tax legislation and other temporary differences between book and tax accounting, to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of net operating losses incurred in most jurisdictions in which we operate in the past three fiscal years, and uncertainty as to the extent, jurisdiction and timing of profitability in future periods, we have continued to record a full valuation allowance against deferred tax assets, which was approximately $116.3 million as of June 30, 2004. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss in each jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

•	Valuation of Long-Lived Assets. In accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Factors we consider important which could trigger an impairment review include:

•	significant underperformance relative to historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

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

•	Restructuring and Other Related Charges. We established exit plans for each of the restructuring activities which took place in 2001 and 2002 and accounted for these plans in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” These exit plans required that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. The consolidation of facilities required us to make estimates. Estimates made by us include estimates regarding contractual rental commitments, lease buy-out costs for and related costs for office space being vacated and leasehold improvement write-downs. We review on a regular basis our sub-lease assumptions and lease buy-out assumptions. These estimates include lease buy-out costs, anticipated rates to be charged to a sub-tenant, other terms and conditions in sub-lease contracts, and the timing of these sub-lease arrangements. If the rental markets continue to change, our lease buy-out assumptions, sub-lease assumptions and space requirements may not be accurate and it is possible that changes in these estimates could materially affect our financial condition and results of operations. If any future adjustments are required to the restructuring initiatives recorded under the provisions of EITF 94-3, such adjustments will be measured in accordance with EITF 94-3. SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 supersedes the guidance in EITF Issue No. 94-3.

Our remaining cash lease commitments related to restructured facilities are approximately $61.0 million at June 30, 2004, of which 48% is accrued in the accompanying consolidated and condensed balance sheet, and the remaining 52%, or $31.8 million, relates to sub-lease assumptions. We have entered into signed sub-lease arrangements for approximately $6.2 million, with the remaining $25.6 million for future estimated sub-lease arrangements. If the estimated sub-lease commencement dates were to be delayed by six months, based on our current estimates, we would potentially have to recognize an additional charge of $3.9 million in our consolidated and condensed statement of operations for restructuring and other related charges.

•	Contingent Liabilities. We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $2.1 million and various administrative audits, each of which have arisen in the ordinary course of our business. We have an accrual at June 30, 2004 of approximately $0.4 million related to these items. We intend to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts we have previously accrued.

Results of Operations

      The following table sets forth the percentage of our service revenues of items included in our consolidated and condensed statements of operations:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues:
Service revenues	100%	100%	100%	100%
Reimbursable expenses	6	5	5	5

Total gross revenues	106	105	105	105

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

Operating expenses:
Project personnel costs, before reimbursable expenses	56	63	59	64
Reimbursable expenses	6	5	5	5

Total project personnel costs	62	68	64	69
Selling and marketing costs	7	11	7	11
General and administrative costs	27	31	28	31
Restructuring and other related charges	1	3	1	2
Amortization of intangible assets	—	2	—	1
Stock-based compensation	1	1	—	1

Total operating expenses	98	116	100	115

Income (loss) from operations	8	(11)	5	(10)
Other income (expense)	—	—	—	—
Interest income	1	1	1	1

Income (loss) before income taxes	9	(10)	6	(9)
Income tax provision	—	—	—	1

Net income (loss)	9%	(10)%	6%	(10)%

Service Revenues

      Service revenues for the second quarter of 2004 increased 45% from service revenues for the second quarter of 2003, and increased 40% for the first two quarters of 2004 from the comparable period in 2003. The increase in our service revenues was primarily attributable to an increase in the demand for our services in the past three quarters. Following stabilization and modest growth in the demand for our services in the first three quarters of 2003, we began to see increased growth beginning in the fourth quarter of 2003. The percentage of our service revenues attributable to recurring revenue is also increasing, growing to 21% of our total services revenues for the second quarter of 2004, from 16% for the second quarter of 2003.

      For the second quarter of 2004, our five largest clients accounted for approximately 23% of our service revenues in the aggregate, compared to 28% for the second quarter of 2003. No client accounted for more than 10% of our service revenues in the second quarters of 2004 and 2003. Two clients each accounted for more than 5% of our service revenues in the second quarters of 2004 and 2003. For the first two quarters of 2004, our five largest clients accounted for approximately 26% of our service revenues in the aggregate, compared to 27% for the first two quarters of 2003. During these periods, no client accounted for more than 10% of revenues. Three clients each accounted for more than 5% of our service revenues in the first two quarters of 2004 and 2003.

Project Personnel Costs, Before Reimbursable Expenses

      Project personnel costs, before reimbursable expenses, consist principally of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client, and represent the most significant expense we incur in providing our services. Project personnel costs, before reimbursable expenses, decreased as a percentage of service revenues to 56% and 59% for the second quarter and the first two quarters of 2004, respectively, from 63% and 64% for the second quarter and the first two quarters of 2003, respectively. These decreases are primarily due to improved utilization of our billable personnel to 76% and 77% for the first and second quarters of 2004, respectively, from 73% and 70% for the first and second quarters of 2003, respectively. The absolute increase in project personnel costs for the first two quarters of 2004 compared to the first two quarters of 2003 reflected our effort in hiring project personnel in response to the improved demand to our services from the second half of 2003. The number of our project personnel increased to 1,605 at June 30, 2004 from 1,197 at June 30, 2003.

Selling and Marketing Costs

      Selling and marketing costs consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional costs. Selling and marketing costs decreased as a percentage of service revenues to 7% for the second and first two quarters of 2004 from 11% for the second quarter and the first two quarters of 2003. This percentage decrease was primarily due to our higher revenue base and our focus on increasing recurring revenue, which leverages our existing client relationships. The absolute decrease in selling and marketing costs in the second quarter and the first two quarters of 2004 compared to the same periods in 2003 reflects the decrease in the number of selling and marketing personnel to 45 at June 30, 2004 compared to 51 at June 30, 2003 and related decreases in travel expenses and marketing promotions.

General and Administrative Costs

      General and administrative costs relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, recruiting, training and administrative groups, and depreciation and occupancy expenses and foreign currency gains and losses. General and administrative costs decreased as a percentage of service revenues to 27% and 28% for the second quarter and the first two quarters of 2004, respectively, from 31% for the second quarter and the first two quarters of 2003, due primarily to our increased revenue base for the first two quarters of 2004 and to improved leverage of our general and administrative infrastructure. The absolute increase in general and administrative costs for the first two quarters of 2004 compared to the first two quarters of 2003 was primarily due to an increase in the number of general and administrative personnel to 318 at June 30, 2004 compared to 243 at June 30, 2003. The increase in the number of our general and administrative personnel has been focused on our People Strategy, hiring and finance organizations. In addition, we recorded a cumulative adjustment to correct accrued rent of approximately $656,000 to reflect future rent expense on a straight-line basis. The impact of the adjusting entry related to prior periods was not material to the financial results of those periods and the cumulative adjustment is not expected to be material to the anticipated financial results for 2004 and, therefore, the adjustment has been recorded in the second quarter of 2004. We also recorded a foreign exchange gain of approximately $360,000 for the second quarter of 2004, as compared to $550,000 for the second quarter of 2003. We recorded a foreign exchange loss of approximately $610,000 in the first two quarters of 2004, as compared to a foreign exchange gain of approximately $912,000 in the first two quarters of 2003. These gains and losses were primarily related to intercompany foreign currency translations that were of a short-term nature.

Restructuring and Other Related Charges

      As a result of the decline in the demand for advanced technology consulting services that began in the second half of 2000, the Company restructured its workforce and operations in 2001, 2002 and 2003 and recorded restructuring and other related charges of approximately $100.6 million, $66.9 million and $2.1 million, respectively. Of the $2.1 million restructuring and other related charges recorded in 2003, $1.4 million was recorded in the second quarter of 2003, primarily related to the termination of 40 employees. The restructuring plans resulted in the termination of employees, discontinuing operations and closing offices where the Company had excess office space. Estimated costs for the consolidation of facilities are composed of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space, leasehold improvement write-downs, offset by estimated sub-lease income.

      In the second quarter of 2004, the Company recorded restructuring and other related charges of approximately $0.9 million, primarily due to decreases in its estimated sub-lease income in connection with the restructuring plans previously announced. No employees were terminated in connection with the restructuring charges recorded in the second quarter of 2004.

      Accruals for restructuring and other related activities as of, and for, the six months ended June 30, 2004 and 2003 were as follows (in thousands):

				Utilized
	Balance		Additional			Balance
For the Six Months Ended June 30, 2004:	12/31/03	Adjustment	Charge-Q2	Non-Cash	Cash	6/30/04

Workforce	$242	$(182)	$—	$—	$(49)	$11
Facilities	40,545	1,049	—	(1,010)	(8,697)	31,887

	$40,787	$867	$—	$(1,010)	$(8,746)	$31,898

Current accrued restructuring costs						$12,585
Non-current accrued restructuring costs						$19,313

				Utilized
	Balance		Additional			Balance
For the Six Months Ended June 30, 2003:	12/31/02	Adjustment	Charge-Q2	Non-Cash	Cash	6/30/03

Workforce	$5,133	$—	$1,612	$(16)	$(4,679)	$2,050
Facilities	68,443	—	(214)	(1,517)	(14,141)	52,571

	$73,576	$—	$1,398	$(1,533)	$(18,820)	$54,621

Current accrued restructuring costs						$25,870
Non-current accrued restructuring costs						$28,751

Amortization of Intangible Assets

      For the first two quarters of 2004, amortization of intangible assets consists primarily of amortization of customer contracts and developed technology resulting from prior acquisitions and investments in consolidated subsidiaries. Amortization expense related to the intangible assets was $129,000 and $727,000 for the second quarter of 2004 and 2003, respectively, and $258,000 and $1,325,000 for the first two quarters of 2004 and 2003, respectively. The decrease in amortization of intangible assets for the second quarter of 2004 and the first two quarters of 2004 compared to the comparable periods from the prior year relates to various intangible assets becoming fully amortized during 2003.

Stock-Based Compensation

      Stock-based compensation consists of expenses for deferred compensation associated with the Human Code, Inc. (Human Code) and The Launch Group Aktiengesellschaft (TLG) acquisitions and certain grants of restricted stock that we made in 2002 and 2003. Stock based compensation recorded in connection with the acquisition of Human Code has become fully amortized or forfeited as of the end of the second quarter of 2004. The decrease in stock-based compensation for the second quarter and the first two quarters of 2004 relative to the comparable periods in 2003 was primarily due to the reduction of deferred compensation related to stock options and shares of restricted stock forfeited by people that ceased to be employed by the Company in 2003.

      We expect the stock based compensation charge will be approximately $205,000 and $85,000 for the third and fourth quarter of 2004, respectively.

Interest Income

      Interest income was derived primarily from investments in U.S. government securities, tax-exempt, short-term municipal bonds and commercial paper. The slight decrease in interest income for the second quarter and the first two quarters of 2004 over the comparable periods in 2003 was due to the slightly lower prevailing interest rate and our slightly lower average cash and marketable investment balances.

Provision for Income Taxes

      We have deferred tax assets which have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses incurred in most jurisdictions in which we operate in the past three full fiscal years, and uncertainty as to the extent, jurisdiction and timing of profitability in future periods, we have continued to record a full valuation allowance against deferred tax assets, which was approximately $116.3 million as of June 30, 2004. This amount decreased from $118.0 million at December 31, 2003 by $1.2 million and $1.7 million for the second quarter and the first two quarters of 2004, respectively, resulting in a full valuation allowance of approximately $116.3 million as of June 30, 2004. The decrease was primarily attributable to the utilization of net operating loss carryforwards in most of our operating jurisdictions. For the second quarters of 2004 and 2003, we recorded an income tax provision of approximately $232,000 and $270,000, respectively, primarily related to foreign and state tax obligations. For the first two quarters of 2004 and 2003, we recorded an income tax provision of approximately $380,000 and $625,000, respectively, primarily related to foreign and state tax obligations. In addition, the Company’s income tax expense was reduced by $283,000 in the second quarter of 2004 as a result of a refund received after reaching a settlement with respect to certain prior tax period credits. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

Results by Operating Segment

      We are engaged in business activities which involve the provision of business and technology consulting services, primarily on a fixed-price basis. We have discrete financial data by operating segments available based on our method of internal reporting, which disaggregates its operations on a business unit basis for our United States operations and on a geographic basis for our international operations. Operating segments are defined as components of the Company concerning which separate financial information is available to manage resources and evaluate performance. Beginning with the fourth quarter of 2003, we combined our Automotive and Industrial, Consumer and Transportation and Energy Services business units in the United States into one business unit called Automotive, Consumer and Energy. We have reported its results by operating segments accordingly, and results for operating segments for the first quarter of 2003 and the first two quarters of 2003 have been reclassified to reflect these changes.

      We do not allocate certain selling and marketing and general and administrative expenses to our business unit segments in the United States, because these activities are managed separately from the business units. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and therefore we have not disclosed asset information for each operating segment. We did allocate the costs associated with the restructuring activity in the second quarter of 2003 across our operating segments due to the specific identification of terminated employees to their respective individual operating segment. We did not allocate the restructuring and other related charges recorded in the second quarter of 2004 across our operating segments for internal measurement purposes, given that the charges represented decreases in our estimated sub-lease income in connection with restructuring plans previously announced. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and therefore we have not disclosed asset information for each operating segment.

      The tables below present the service revenues and operating income attributable to these operating segments for the second quarters of 2004 and 2003 and the first two quarters of 2004 and 2003(in thousands).

			Automotive/
For the Three Months	Financial	Public	Consumer/	Technology/	United
Ended June 30, 2004	Services	Services	Energy	Communications	Kingdom	Germany	Sub-Total

Service revenues	$5,007	$6,657	$14,002	$8,052	$17,516	$7,527	$58,761
Operating income	$1,367 (1)	$2,306 (1)	$4,701 (1)	$2,393 (1)	$2,030	$1,463	$14,260	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$58,761	$5,703	$—		$64,464
Operating income	$14,260 (1)	$1,957 (1)	$(10,315	)(2)	$5,902 (2)

			Automotive/
For the Three Months	Financial	Public	Consumer/	Technology/	United
Ended June 30, 2003	Services	Services	Energy	Communications	Kingdom	Germany	Sub-Total

Service revenues	$3,762	$7,643	$9,079	$6,184	$11,545	$3,430	$41,643
Operating income	$1,123 (1)	$2,692 (1)	$3,073 (1)	$1,055 (1)	$(4,047)	$303	$4,199	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$41,643	$2,796	$—		$44,439
Operating income (loss)	$4,199 (1)	$1,145 (1)	$(9,452	)(2)	$(4,108	)(2)

	Two			Automotive/
For the Six Months	Quarters	Financial	Public	Consumer/	Technology/	United
Ended June 30, 2004	of 2004	Services	Services	Energy	Communications	Kingdom	Germany

Service revenues	$9,892	$12,539	$25,197	$15,422	$34,485	$15,396	$112,931
Operating income	$2,380 (1)	$4,095 (1)	$8,373 (1)	$4,307 (1)	$3,927	$2,882	$25,964	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$112,931	$10,411	$—		$123,342
Operating income	$25,964 (1)	$2,906 (1)	$(21,525	)(2)	$7,345 (2)

			Automotive/
For the Six Months	Financial	Public	Consumer/	Technology/	United
Ended June 30, 2003	Services	Services	Energy	Communications	Kingdom	Germany	Sub-Total

Service revenues	$9,276	$12,980	$17,223	$11,609	$25,577	$6,473	$83,138
Operating income	$2,464 (1)	$3,004 (1)	$5,517 (1)	$2,268 (1)	$(2,966)	$533	$10,820	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$83,138	$5,147	$—		$88,285
Operating income (loss)	$10,820 (1)	$1,216 (1)	$(19,876	)(2)	$(7,840	)(2)

(1)	The business unit segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment in the United States as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Represents consolidated income (loss) before income taxes. Adjustments that are made to the total of the segments’ operating income in order to arrive at consolidated income (loss) before income taxes include the following:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2004	2003		2004	2003

Restructuring and other related charges	$867	$—		$867	$—
Amortization of intangible assets	129	727		258	1,325
Stock-based compensation	210	305		422	689
Other (income) expense	(18)	170		(18)	196
Interest income	(581)	(604)		(1036)	(1,106)
Unallocated expenses	9,708 (3)	8,854	(3)	21,032 (3)	18,772	(3)

	$10,315	$9,452		$21,525	$19,876

(3)	Includes corporate portion of both selling and marketing and general and administrative costs.

Service Revenues by Operating Segments

      Consolidated service revenues for our six reportable operating segments for the second quarter of 2004 increased 41% from consolidated service revenues for these segments for the second quarter of 2003. Five of our six reportable operating segments recorded increased service revenues during this period. Our Germany business unit’s service revenues increased $4.1 million, or 119%, from the second quarter of 2003, primarily due to increased demand from clients in the energy industry. Without the effect of foreign currency fluctuations, the increase in service revenues for our Germany business unit would have been 107%. Our United Kingdom business unit’s service revenue increased $6.0 million, or 52%, from the second quarter of 2003, primarily due to increased revenues from large government, healthcare and energy clients. Without the effect of foreign exchange fluctuations, the increase in services revenues for our United Kingdom business unit would have been 35%. Our Automotive, Consumer and Energy business unit’s service revenues increased $4.9 million, or 54%, from the second quarter of 2003, primarily due to increased demand from clients in the energy industry and automotive industry in the United States. Our Technology and Communications business unit’s service revenues increased $1.9 million, or 30%, from the second quarter of 2003, primarily due to increased demand from our clients in the telecommunications industry in the United States. Our Financial Services business unit’s service revenues increased $1.2 million, or 33%, from the second quarter of 2003, primarily due to improved demand from clients in the financial services industry in the United States. Service revenues from our Public Services business unit declined $1.0 million, or 13%, from the second quarter of 2003 primarily due to decline in service revenues from our federal government clients.

      Consolidated service revenues for our six reportable operating segments for the first two quarters of 2004 increased 36% from consolidated service revenues for these segments for the first two quarters of 2003. Our Germany; Automotive, Consumer and Energy; Technology and Communications; and United Kingdom business units experienced significant increases of 138%, 46%, 33% and 30%, respectively, in service revenues in the second quarter of 2004 compared to the second quarter of 2003. These increases reflects improved demand for our services from clients in the energy industry in Germany and the United States; the government and health care industry in the United Kingdom and the telecommunication industry in the United States. Our Financial Services business unit experienced modest growth in service revenues of $0.6 million, or 7%, from the second quarter of 2003. Our Public Services business unit’s service revenues decreased slightly by 3%, from $13.0 million for the first two quarters of 2003 to $12.5 million for the first two quarters of 2004.

      Within our business units, we expect that demand for our services in our Public Services and Technology and Communications business units will improve in the third quarter of 2004, compared to the second quarter of 2004. We expect that the demand for our services in our other business units in the third quarter of 2004 will not change materially from the levels of demand in the second quarter of 2004.

Operating Income (Loss) by Operating Segments

      Operating income for our reportable segments increased significantly, to $14.3 million for the second quarter of 2004 from $4.2 million for the second quarter of 2003. In the second quarter of 2004, all of our reportable segments had profitable operating results. In the second quarter of 2003, all of our reportable segments had profitable operating results, except our United Kingdom business unit. Our Automotive, Consumer and Energy; Financial Services; Germany; United Kingdom; and Technology and Communications business units all reported increases in operating income in the second quarter of 2004, compared to the second quarter of 2003. These increases were primarily the result of the improvement in our billable utilization. Our Technology and Communications, United Kingdom and Germany business units reported significant improvements in their operating margin. These improvements are primarily the results of improved demand for our services in these business units. The operating income for our Public Services business unit declined slightly in the second quarter of 2004, compared to the second quarter of 2003, primarily due to the decrease in our service revenues from our federal government clients. Operating income for our reportable segments increased to $26.0 million for the first two quarters of 2004 from $10.8 million for the first two quarters of 2003. This increase was primarily due to an increase in our billable utilization.

Liquidity and Capital Resources

      We have primarily funded our operations from cash flow generated from operations from prior years and the proceeds from our public stock offerings. We invest our excess cash predominantly in instruments that are highly liquid, investment grade securities. At June 30, 2004, we had approximately $160.3 million in cash, cash equivalents, restricted cash and marketable investments, compared to $161.2 million at December 31, 2003. We have deposited approximately $8.8 million with various banks as collateral for letters of credit and performance bonds and have classified this cash as restricted on the accompanying consolidated and condensed balance sheet at June 30, 2004.

      In our Annual Report on the Form 10-K for the year ended December 31, 2003 under the heading Liquidity and Capital Resources, we outlined our contractual obligations. For the quarter ended June 30, 2004, there have been no material changes in our contractual obligations.

      Cash provided by operating activities was $3.0 million for the first two quarters of 2004. This resulted primarily from net income of $7.0 million, increases in accrued compensation of $8.4 million, net non-cash charges of $4.0 million and decreases in restricted cash of $2.7 million, offset by increases in accounts receivable of $12.6 million, decreases in accrued restructuring costs of $7.9 million. Also, our days sales outstanding (DSO) for accounts receivable increased to 72 days in the second quarter of 2004 from 70 days for the first quarter of 2004. We expect DSO for the third quarter of 2004 to be in the range of 70-75 days.

      Cash used in investing activities was $0.6 million for the first two quarters of 2004. This was due primarily to purchases of property and equipment of $2.4 million, offset by maturities of short-term investments (net of purchases) of $1.9 million.

      Cash provided by financing activities was $1.9 million for the first two quarters of 2004, as a result from the sale of common stock through our employee stock purchase plan of $1.0 million and the exercise of stock options of $0.9 million. We did not repurchase any of our common stock in the first two quarters of 2004.

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

The demand for business and technology consulting services has only recently begun to improve, and demand may weaken significantly if the current improvement in the economic climate does not continue.

      The market for our consulting services and the technologies used in our solutions has begun to show signs of improvement since the third quarter of 2003, following a significant decline in 2001 and 2002. During this period of decline, many companies experienced financial difficulties or uncertainty, and canceled or delayed spending on technology initiatives as a result. Although the economic climate has begun to show signs of improvement, this improvement may not continue for a meaningful period of time. If the economic climate does not improve significantly, large companies may cancel or delay their business and technology consulting initiatives because of the weak economic climate, or for other reasons, and our business, financial condition and results of operations would be materially and adversely affected.

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

      In particular, our GDD model depends heavily on our offices in New Delhi and Bangalore, India. Any escalation in the political or military instability in India or Pakistan or the surrounding countries could hinder our ability to successfully utilize GDD, and could result in material adverse effects to our business, financial condition and results of operations. Furthermore, the delivery of our services from remote locations causes us to rely on data, phone, power and other networks which are not as reliable as those in other countries where we operate. Any failures of these systems could affect the success of our GDD model. Remote delivery of our services also increases the complexity and risk of delivering our services, which could affect our ability to satisfy our clients’ expectations or perform our services within the estimated time frame and budget for each project.

If we do not attract and retain qualified professional staff, we may not be able to adequately perform our client engagements and could be limited in accepting new client engagements.

      Our business is labor intensive, and our success depends upon our ability to attract, retain, train and motivate highly skilled employees. The improvement in demand for business and technology consulting services that began in the third quarter of 2003 has further increased the need for employees with specialized skills or significant experience in business and technology consulting. We have been expanding our operations in certain locations, including the United Kingdom and India, and these expansion efforts will be highly dependent on attracting a sufficient number of highly skilled people. We may not be successful in attracting enough employees to achieve our desired expansion or staffing plans. Furthermore, the industry turnover rates for these types of employees are high, and we may not be successful in retaining, training and motivating the employees we are able to attract. Our rate of voluntary turnover increased to 19% in the second quarter of 2004, from 18% in the first quarter of 2004. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements. Such inability may also force us to increase our hiring of expensive independent contractors, which could increase our costs and reduce our profitability on client engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce and other resources. Our future success will depend on our ability to manage the levels and related costs of our workforce and other resources effectively.

We earn revenues, incur costs and maintain cash balances in multiple currencies, and currency fluctuations affect our financial results.

      We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international segment revenues were $29.2 million in the second quarter of 2004. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues, purchases, payroll and investments. We also have a significant amount of foreign currency net asset exposures and we recorded a foreign exchange gain of $360,000 in the second quarter of 2004. Certain foreign currency exposures are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in US dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk, because we frequently incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

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

      Some of our contracts can be canceled by the client with limited advance notice and without significant penalty, including some contracts that involve recurring revenues. Termination by any client of a contract for our services could result in a loss of expected revenues and additional expenses for staff which were allocated to that client’s project. We could be required to maintain underutilized employees who were assigned to the terminated contract. The unexpected cancellation or significant reduction in the scope of any of our large projects could have a material adverse effect on our business, financial condition and results of operations.

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

We put a portion of our fees at risk based on project results and may not earn these fees if we do not succeed.

      Our business model focuses heavily on delivering measurable business results for our clients, and increasingly we are aligning our interests with our client’s interests by putting a portion of our fees at risk, dependent on our client’s attainment of the business value we promised. In the first two quarters of 2004, we recognized $2.3 million of revenue by achieving previously agreed measurable business results. Our inability to deliver the business value that we have promised on a project could materially affect the profitability of that project, because we typically will incur the same level of project costs regardless of whether the promised business value is attained. We could also experience delays in revenue recognition or payment because the measurement of business value is often complex and may involve a verification process between us and our client. As a result, our failure to deliver the business value that we promise to our clients could materially affect our business, financial condition and results of operations.

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

      In the last several quarters and for the year 2003, we reported operating results that were near break-even. During these periods, our operating income (loss) ranged between an operating loss of $8.2 million and operating income of $5.3 million, and our net income (loss) ranged between a net loss of $4.9 million and net income of $5.7 million. As a result, relatively small adjustments, while modest in absolute amount, discovered after reporting our financial results could be deemed to be “material” in the near term, because such adjustments may constitute a significant percentage of our results from operations or net income or loss. Any adjustments that are deemed to be material for this reason would likely require us to restate our financial results for the periods affected, which could cause fluctuations in our stock price.

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

      Jerry A. Greenberg and J. Stuart Moore, our Co-Chairmen of the Board of Directors and Co-Chief Executive Officers, own approximately 33.7% of our common stock in the aggregate. As a result, they have the ability to substantially influence, and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of Directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.

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

      We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments. At June 30, 2004, our exposure to market risk relates primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of fixed income securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material adverse impact on the fair value of our investment portfolio.

Item 4.	Controls and Procedures

Evaluation of Controls and Procedures

      We maintain disclosure controls and procedures, which we have designed to ensure that material information related to the Company, including our consolidated subsidiaries, is properly identified and evaluated on a regular basis and disclosed in accordance with all applicable laws and regulations. We have established a disclosure committee which consists of certain members of our senior management. The disclosure committee carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers, Mr. Greenberg and Mr. Moore, and Chief Financial Officer, Ms. Cooke, of the effectiveness of the Company’s disclosure controls and procedures and internal controls as of the end of the period covered by this Quarterly Report. Based on that evaluation, Mr. Greenberg, Mr. Moore and Ms. Cooke concluded that the Company’s disclosure controls and procedures and internal controls are effective in causing material information to be collected, communicated and analyzed on a timely basis and in ensuring that such information is disclosed in accordance with all applicable laws and regulations.

Changes in Controls and Procedures

      There were no changes in the Company’s internal controls over financial reporting that occurred during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

      At the Company’s Annual Meeting of Stockholders held on May 25, 2004, the following proposals were adopted by the votes specified below:

1.	The amendment and restatement of the Company’s Amended and Restated Certificate of Incorporation and the amendment and restatement of the Company’s Amended and Restated Bylaws to remove the three-tier classified structure of the Company’s Board of Directors. This proposal received a total of 116,989,780 shares of common stock voting in favor and 745,754 shares of common stock voting against, with 57,812 shares of common stock abstaining.

2.	The election of Darius W. Gaskins, Jr., Gary S. McKissock and J. Stuart Moore as Directors to serve until the 2005 Annual Meeting of Stockholders. Mr. Gaskins received a total of 110,838,351 shares of Common Stock voting in favor, with 6,954,995 withheld from the vote. Mr. McKissock received a total of 111,654,219 shares of Common Stock voting in favor, with 6,139,127 withheld from the vote. Mr. Moore received a total of 115,301,498 shares of Common Stock voting in favor, with 2,491,848 withheld from the vote.

3.	The ratification of the selection of PricewaterhouseCoopers LLP as independent auditors of the Company. This proposal received a total of 116,473,395 shares of common stock voting in favor and 1,274,579 shares of common stock voting against, with 45,371 shares of common stock abstaining.

      The Directors whose existing terms in office continued after the meeting were R. Stephen Cheheyl, Dennis H. Chookaszian, Jerry A. Greenberg and Bruce D. Parker.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

31.1	Certification of Jerry A. Greenberg pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of J. Stuart Moore pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Susan D. Cooke pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Jerry A. Greenberg, J. Stuart Moore and Susan D. Cooke pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

      On April 30, 2004, the Company furnished a Current Report on Form 8-K regarding the press release announcing the Company’s preliminary financial results for the three months ended March 31, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAPIENT CORPORATION

Signature	Title	Date

/s/ JERRY A. GREENBERG Jerry A. Greenberg	Co-Chief Executive Officer Co-Chairman of the Board	August 9, 2004

/s/ SUSAN D. COOKE Susan D. Cooke	Chief Financial Officer	August 9, 2004

/s/ TERRY E. HAZEL Terry E. Hazel	Chief Accounting Officer	August 9, 2004