Form 10-Q
period 2004-09-30
SAPIENT CORP
filed 2004-11-09
CIK 1008817

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     ☑ Yes          ☐ No

      As of November 3, 2004, there were 123,884,118 shares of the Company’s common stock outstanding.

SAPIENT CORPORATION

INDEX

		Page
		Number

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated and Condensed Balance Sheets as of September 30, 2004 and December 31, 2003	2
	Consolidated and Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003	3
	Consolidated and Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	4
	Notes to Consolidated and Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30
PART II. OTHER INFORMATION
Item 6.	Exhibits	31
Signatures		32
EX-3.1 Sapient Corporation Certificate of Incorporation
EX-3.2 Sapient Corporation By-Laws
EX-31.1 Section 302 CEO Certification
EX-31.2 Section 302 CEO Certification
EX-31.3 Section 302 CFO Certification
EX-32.1 Section 906 Certifications

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

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$55,228	$67,592
Marketable investments, current	49,655	72,961
Restricted cash	4,768	3,174
Accounts receivable, less allowance for doubtful accounts of $1,874 and $1,516, respectively	40,091	30,078
Unbilled revenues on contracts	15,825	14,387
Income tax receivable	1,293	657
Prepaid expenses and other current assets	8,647	5,626

Total current assets	175,507	194,475
Marketable investments	53,681	9,201
Restricted cash	3,328	8,311
Property and equipment, net	12,119	13,180
Intangible assets, net	772	1,158
Other assets	760	575

Total assets	$246,167	$226,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,575	$3,882
Accrued expenses	13,882	14,637
Accrued restructuring costs, current portion	11,770	18,237
Accrued compensation	17,263	8,718
Income taxes payable	3,564	1,976
Deferred revenues on contracts	3,662	3,867

Total current liabilities	54,716	51,317
Accrued restructuring costs, net of current portion	17,072	22,550
Other long term liabilities	1,141	621

Total liabilities	72,929	74,488

Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 authorized and none issued at September 30, 2004 and December 31, 2003	—	—
Common stock, par value $.01 per share, 200,000,000 shares authorized, 130,482,574 and 129,897,952 shares issued at September 30, 2004 and December 31, 2003, respectively	1,304	1,299
Additional paid-in capital	475,965	471,653
Treasury stock, at cost, 6,750,759 and 7,817,942 shares at September 30, 2004 and December 31, 2003, respectively	(7,870)	(9,118)
Deferred compensation	(41)	(594)
Accumulated other comprehensive income	1,780	1,870
Accumulated deficit	(297,900)	(312,698)

Total stockholders’ equity	173,238	152,412

Total liabilities and stockholders’ equity	$246,167	$226,900

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Unaudited)

	(In thousands, except per share amounts)
Revenues:
Service revenues	$64,193	$44,661	$187,535	$132,946
Reimbursable expenses	3,178	2,265	8,911	6,966

Total gross revenues	67,371	46,926	196,446	139,912

Operating expenses:
Project personnel costs, before reimbursable expenses	34,385	25,059	106,929	80,955
Reimbursable expenses	3,178	2,265	8,911	6,966

Total project personnel costs	37,563	27,324	115,840	87,921
Selling and marketing costs	3,167	4,328	11,659	14,303
General and administrative costs	18,551	14,442	53,019	42,194
Restructuring and other related charges	241	737	1,108	2,135
Amortization of intangible assets	128	319	386	1,644
Stock-based compensation	224	332	646	1,021

Total operating expenses	59,874	47,482	182,658	149,218

Income (loss) from operations	7,497	(556)	13,788	(9,306)
Other income	5	1,485	23	1,289
Interest income	721	385	1,757	1,491

Income (loss) before income taxes	8,223	1,314	15,568	(6,526)
Income tax provision	390	305	770	930

Net income (loss)	$7,833	$1,009	$14,798	$(7,456)

Basic net income (loss) per share	$0.06	$0.01	$0.12	$(0.06)

Diluted net income (loss) per share	$0.06	$0.01	$0.12	$(0.06)

Weighted average common shares	123,172	121,182	122,733	120,961
Dilutive common share equivalents	5,290	3,868	4,985	—

Weighted average common shares and dilutive common share equivalents	128,462	125,050	127,718	120,961

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2004	2003

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$14,798	$(7,456)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss recognized on write-down of investments	—	45
Realized (gain) loss on investments	—	(1,334)
Loss recognized on disposition of fixed assets	76	—
Depreciation and amortization	4,583	6,861
Amortization of intangible assets	386	1,644
Stock-based compensation	646	1,021
Allowance for doubtful accounts	706	(89)
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	3,436	(4,746)
(Increase) decrease in accounts receivable	(10,492)	4,590
Increase in unbilled revenues on contracts	(1,290)	(5,159)
Increase in income tax receivable	(636)	(15)
Increase in prepaid expenses and other current assets	(3,588)	(779)
(Increase) decrease in other assets	(184)	1,463
Increase in accounts payable	680	99
Decrease in accrued expenses	(798)	(30)
Decrease in accrued restructuring costs	(10,600)	(25,474)
Increase in accrued compensation	8,573	892
Increase in income taxes payable	2,135	569
Decrease in deferred revenues on contracts	(328)	(3,195)
Increase (decrease) in other long term liabilities	520	(912)

Net cash provided by (used in) operating activities	8,623	(32,005)
Cash flows from investing activities:
Purchases of property and equipment	(4,942)	(1,124)
Investments in consolidated subsidiary	—	(1,679)
Proceeds from sale of investment	—	6,929
(Purchases) maturities of marketable investments, net	(21,431)	13,737

Net cash provided by (used in) investing activities	(26,373)	17,863
Cash flows from financing activities:
Proceeds from stock option and purchase plans	5,475	1,771
Repurchases of common stock	—	(3,429)
Proceeds from sale of common stock of consolidated subsidiary	—	500

Net cash provided by (used in) financing activities	5,475	(1,158)

Effect of exchange rate changes on cash and cash equivalents	(89)	849
Increase (decrease) in cash and cash equivalents	(12,364)	(14,451)
Cash and cash equivalents, at beginning of period	67,592	91,229

Cash and cash equivalents, at end of period	$55,228	$76,778

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

1.     Basis of Presentation

      The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K. The accompanying consolidated and condensed financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

2.     Net Income (Loss) Per Share

      The following information presents the Company’s computation of basic and diluted net income (loss) per share for the periods presented in the consolidated and condensed statements of operations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income (loss)	$7,833	$1,009	$14,798	$(7,456)
Basic net income (loss) per share:
Weighted average common shares outstanding	123,172	121,182	122,733	120,961

Basic net income (loss) per share	$0.06	$0.01	$0.12	$(0.06)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Diluted net income (loss) per share:
Weighted average common shares outstanding	123,172	121,182	122,733	120,961
Dilutive common share equivalents	5,290	3,868	4,985	—

Weighted average common shares and dilutive common share equivalents	128,462	125,050	127,718	120,961

Diluted net income (loss) per share	$0.06	$0.01	$0.12	$(0.06)

      Options to purchase approximately 8.0 million and 9.3 million shares of common stock that were outstanding during the third quarter and the first three quarters of 2004, respectively, were not included in the computation of diluted net income (loss) per share because the exercise price of these options was greater than the average market price of the Company’s common stock for these periods. Options to purchase approximately 14.4 million shares of common stock that were outstanding during the third quarter of 2003 were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the Company’s common stock for the period. Options to

SAPIENT CORPORATION

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

purchase approximately 19.6 million shares of common stock that were outstanding during the first three quarters of 2003 were not included in the computation of diluted net income (loss) per share because the Company recorded a net loss for that period.

3.     Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” requires that companies either recognize compensation expense for grants of stock options and other equity instruments issued to employees based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At September 30, 2004, the Company has eight stock-based compensation plans, which are described more fully in the Company’s Annual Report on Form 10-K. The Company accounts for awards to employees under those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income (loss) as reported	$7,833	$1,009	$14,798	$(7,456)
Add back: Stock-based compensation, included in net income (loss), net of related tax effects, as reported	224	332	646	1,021
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,035)	(6,965)	(16,085)	(23,730)

Pro forma net income (loss)	$3,022	$(5,624)	$(641)	$(30,165)

Basic net income (loss) per share As reported	$0.06	$0.01	$0.12	$(0.06)
Pro forma	$0.02	$(0.05)	$(0.01)	$(0.25)
Diluted net income (loss) per share As reported	$0.06	$0.01	$0.12	$(0.06)
Pro forma	$0.02	$(0.05)	$(0.01)	$(0.25)

      Project personnel costs (before reimbursable expenses), selling and marketing costs and general and administrative costs appearing in the consolidated and condensed statements of operations are shown exclusive of the following stock-based compensation amounts:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Project personnel costs, before reimbursable expenses	$190	$301	$570	$880
Selling and marketing costs	—	—	—	59
General and administrative costs	34	31	76	82

Stock-based compensation	$224	$332	$646	$1,021

SAPIENT CORPORATION

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

4.     Comprehensive Income (Loss)

      Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting comprehensive income (loss). Comprehensive income (loss) includes net income (loss) as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net income (loss) but rather are reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on investments as components of comprehensive income (loss). The components of comprehensive income (loss) are presented below for the periods presented in the consolidated and condensed statements of operations:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income (loss)	$7,833	$1,009	$14,798	$(7,456)
Foreign currency translation gain	128	223	268	720
Unrealized gain (loss) on investments	28	164	(358)	(155)

Comprehensive income (loss)	$7,989	$1,396	$14,708	$(6,891)

5.     Contingent and Other Liabilities

      The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims totaling approximately $3.6 million and various administrative audits, each of which has arisen in the ordinary course of our business. The Company has an accrual at September 30, 2004 of approximately $0.4 million related to these items. The Company intends to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has previously accrued.

6.     Restructuring and Other Related Charges

      As a result of the decline in the demand for advanced technology consulting services that began in the second half of 2000, the Company restructured its workforce and operations in 2001, 2002 and 2003 and recorded restructuring and other related charges of approximately $100.6 million, $66.9 million and $2.1 million, respectively. Of the $2.1 million restructuring and other related charges recorded in 2003, $1.4 million was recorded in the second quarter of 2003, primarily related to the termination of 40 employees, and $0.7 million was recorded in the third quarter of 2003, primarily due to decreases in estimated sub-lease income in connection with the restructuring plans previously announced. In addition to the termination of employees, the restructuring plans resulted in discontinuing operations and closing offices where the Company had excess office space. Estimated costs for the consolidation of facilities are composed of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space and leasehold improvement write-downs, offset by estimated sub-lease income.

      In the third quarter and first three quarters of 2004, the Company recorded restructuring and other related charges of approximately $0.2 million and $1.1 million, respectively, primarily due to decreases in estimated sub-lease income in connection with the restructuring plans previously announced. No employees were terminated in connection with the restructuring charges recorded in the third quarter or the first three quarters of 2004.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

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

      Accruals for restructuring and other related activities as of, and for, the nine months ended September 30, 2004 and 2003 were as follows (in thousands):

		Additional Charge			Utilized
For the Nine Months Ended	Balance						Balance
September 30, 2004:	12/31/03	Q1	Q2	Q3	Non-Cash	Cash	9/30/04

Workforce	$242	$(149)	$(33)	$—	$—	$(49)	$11
Facilities	40,545	149	900	241	(1,454)	(11,550)	28,831

	$40,787	$—	$867	$241	$(1,454)	$(11,599)	$28,842

Current accrued restructuring costs							$11,770
Non-current accrued restructuring costs							$17,072

		Additional Charge			Utilized
For the Nine Months Ended	Balance						Balance
September 30, 2003:	12/31/02	Q1	Q2	Q3	Non-Cash	Cash	9/30/03

Workforce	$5,133	$—	$1,612	$(40)	$(16)	$(6,337)	$352
Facilities	68,443	—	(214)	777	(2,003)	(21,272)	45,731

	$73,576	$—	$1,398	$737	$(2,019)	$(27,609)	$46,083

Current accrued restructuring costs							$21,772
Non-current accrued restructuring costs							$24,311

      The remaining accrued restructuring costs are $28.8 million at September 30, 2004, of which the cash portion is $26.5 million. The cash outlay over the next 12-month period is expected to be $10.2 million and the remainder will be paid through 2011.

7.     Income Taxes

      The Company has deferred tax assets which have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses incurred in most jurisdictions in which the Company operated in the past three full fiscal years, and uncertainty as to the extent, jurisdiction and timing of profitability in future periods, the Company has continued to record a full valuation allowance against deferred tax assets, which was approximately $115.2 million as of September 30, 2004. This amount decreased from $118.0 million at December 31, 2003 by $1.1 million and $2.8 million for the third quarter and the first three quarters of 2004, respectively. The decrease was primarily attributable to the utilization of net operating loss carryforwards in most of our operating jurisdictions. For the third quarters of 2004 and 2003, the Company recorded an income tax provision of approximately $390,000 and $305,000, respectively, primarily related to foreign, Federal and state

SAPIENT CORPORATION

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

tax obligations. For the first three quarters of 2004 and 2003, the Company recorded an income tax provision of approximately $770,000 and $930,000, respectively, primarily related to foreign, Federal and state tax obligations. In addition, the Company’s income tax expense was reduced by $564,000 and $847,000 in the third quarter and first three quarters of 2004, respectively, as a result of refunds received after reaching settlements with respect to certain prior tax period credits.

      The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

8.     Segment Information

      The Company is engaged in business activities which involve the provision of business and technology consulting services, primarily on a fixed-price basis. The Company has discrete financial data by operating segments available based on the Company’s method of internal reporting, which disaggregates its operations on a business unit basis for its United States operations and on a geographic basis for its international operations. Operating segments are defined as components of the Company concerning which separate financial information is available to manage resources and evaluate performance. Beginning with the fourth quarter of 2003, the Company combined its Automotive and Industrial, Consumer and Transportation and Energy Services business units in the United States into one business unit called Automotive, Consumer and Energy. The Company has reported its results by operating segments accordingly, and results for operating segments for the third quarter and the first three quarters of 2003 have been reclassified to reflect these changes.

      The Company does not allocate certain selling and marketing and general and administrative expenses to its business unit segments in the United States, because these activities are managed separately from the business units. The Company allocated certain costs associated with the restructuring activity in the second quarter of 2003 across its operating segments, due to the specific identification of terminated employees to their respective individual operating segment. The Company did not allocate the restructuring and other related charges recorded in the second and third quarters of 2004 across its operating segments for internal measurement purposes, given that the charges represented decreases in its estimated sub-lease income in connection with restructuring plans previously announced. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and therefore the Company has not disclosed asset information for each operating segment.

      The tables below present the service revenues and operating income (loss) attributable to our reportable operating segments for the periods presented in the consolidated and condensed statements of operations (in thousands).

			Automotive/
For the Three Months Ended	Financial	Public	Consumer/	Technology/	United
September 30, 2004	Services	Services	Energy	Communications	Kingdom	Germany	Sub-Total

Service revenues	$4,923	$6,539	$13,273	$9,783	$15,328	$8,421	$58,267
Operating income	$1,917 (1)	$3,370 (1)	$4,696 (1)	$3,959 (1)	$1,300	$2,142	$17,384	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$58,267	$5,926	$—		$64,193
Operating income	$17,384 (1)	$2,212 (1)	$(11,373	)(2)	$8,223 (3)

SAPIENT CORPORATION

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

			Automotive/
For the Three Months Ended	Financial	Public	Consumer/	Technology/	United
September 30, 2003	Services	Services	Energy	Communications	Kingdom	Germany	Sub-Total

Service revenues	$4,461	$7,334	$9,061	$4,611	$12,392	$3,897	$41,756
Operating income	$2,292 (1)	$1,745 (1)	$3,063 (1)	$1,602 (1)	$409	$328	$9,439	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$41,756	$2,905	$—		$44,661
Operating income (loss)	$9,439 (1)	$1,168 (1)	$(9,293	)(2)	$1,314 (3)

			Automotive/
For the Nine Months Ended	Financial	Public	Consumer/	Technology/	United
Sept. 30, 2004	Services	Services	Energy	Communications	Kingdom	Germany	Sub-Total

Service revenues	$14,815	$19,078	$38,470	$25,205	$49,813	$23,817	$171,198
Operating income	$4,297 (1)	$7,465 (1)	$13,069 (1)	$8,266 (1)	$5,227	$5,024	$43,348	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$171,198	$16,337	$—		$187,535
Operating income	$43,348 (1)	$5,118 (1)	$(32,898	)(2)	$15,568 (3)

			Automotive/
For the Nine Months Ended	Financial	Public	Consumer/	Technology/	United
Sept. 30, 2003	Services	Services	Energy	Communications	Kingdom	Germany	Sub-Total

Service revenues	$13,737	$20,314	$26,284	$16,220	$37,969	$10,370	$124,894
Operating income	$4,756 (1)	$4,749 (1)	$8,580 (1)	$3,870 (1)	$(2,557)	$861	$20,259	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$124,894	$8,052	$—		$132,946
Operating income (loss)	$20,259 (1)	$2,384 (1)	$(29,169	)(2)	$(6,526	)(3)

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment in the United States as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income in order to arrive at consolidated income (loss) before income taxes include the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

Restructuring and other related charges	$241	$737	$1,108	$737
Amortization of intangible assets	128	319	386	1,644
Stock-based compensation	224	332	646	1,021
Other (income) expense	(5)	(1,485)	(23)	(1,289)
Interest income	(721)	(385)	(1,757)	(1,491)
Unallocated expenses	11,506 (4)	9,775 (4)	32,538 (4)	28,547 (4)

	$11,373	$9,293	$32,898	$29,169

(3)	Represents consolidated income (loss) before income taxes.

(4)	Includes corporate portion of both selling and marketing and general and administrative costs.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

9.     Geographic Data

      Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated and condensed statements of operations and the consolidated and condensed balance sheets:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Service revenues:
United States	$35,810	$26,530	$101,566	$79,558
International	28,383	18,131	85,969	53,388

Total service revenues	$64,193	$44,661	$187,535	$132,946

	September 30,	December 31,
	2004	2003

Long-lived assets:
United States	$7,693	$9,208
International	5,198	5,130

Total long-lived assets	$12,891	$14,338

      For the three and nine months ended September 30, 2004, Sapient Limited, the Company’s UK subsidiary, had revenues of $15.3 million and $49.8 million, respectively, or 54% and 58%, respectively, of total international revenues. For the three and nine months ended September 30, 2004, Sapient GmbH, the Company’s Germany subsidiary, had revenues of $8.4 million and $23.8 million, respectively, or 30% and 28%, respectively, of total international revenues.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

11.     Intangible Assets

      The following is a summary of intangible assets as of September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Amortizable intangible assets:
Marketing assets and customer lists	$39	$(20)	$19
Customer contracts	1,439	(719)	720
Developed technology	3,226	(3,193)	33

Total	$4,704	$(3,932)	$772

	December 31, 2003

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Amortizable intangible assets:
Marketing assets and customer lists	$2,320	$(2,291)	$29
Employment agreements	1,000	(1,000)	—
Customer contracts	1,439	(360)	1,079
Developed technology	12,110	(12,060)	50

Total	$16,869	$(15,711)	$1,158

      Amortization expense related to the intangible assets was $128,000 and $319,000 for the third quarter of 2004 and 2003, respectively, and $386,000 and $1.6 million for the first three quarters of 2004 and 2003, respectively. Amortization expense related to intangible assets is expected to be $129,000 for the remainder of 2004 and $515,000 and $128,000 for the years ended December 31, 2005 and 2006, respectively.

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

      A foreign exchange gain of approximately $262,000 and a foreign exchange loss of approximately $185,000 are included in the consolidated and condensed statement of operations for the third quarter of 2004 and 2003, respectively. A foreign exchange loss of approximately $347,000 and a foreign exchange gain of approximately $727,000 are included in the consolidated and condensed statement of operations for the first three quarters of 2004 and 2003, respectively. These gains and losses were primarily related to intercompany foreign currency transactions that were of a short-term nature.

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

      Our service revenues for the third quarter of 2004 were flat compared to the second quarter of 2004, and were below the guidance of $66.0 to $68.0 million that we provided for the third quarter of 2004 on the conference call we held on July 29, 2004 to announce our second-quarter earnings. Although we continue to see an overall increase in the demand for technology services generally, and for our services in particular, a combination of factors negatively impacted our revenue during the third quarter of 2004: higher than expected seasonality in our revenues due to vacation schedules for our personnel and our clients; the delay in closing a small number of large deals; lower billable utilization of our India project personnel resulting from the reorganization of our India people by business units; and our continued effort to reduce the use of costly subcontractors or to shift our subcontractor usage to India. Our recurring revenues were 25% of our service revenues for the third quarter of 2004, representing an increase of 19% from the second quarter of 2004. Recurring revenues are revenues from commitments of a year or more in which the client has committed spending levels to Sapient or chosen Sapient as an exclusive provider of certain services. On October 28, 2004, in a conference call announcing our financial results for the third quarter of 2004, we estimated that our service revenues for the fourth quarter of 2004 would be in the range of $67.0 to $71.0 million.

      Our annualized service revenues per billable employee decreased in the third quarter of 2004 to $153,000 compared to $169,000 for the second quarter of 2004. The decrease is due to our lower utilization rate, a reduction in our use of subcontractors and the increase in our recurring revenues. Service revenues generated by our subcontractors are included in our service revenues, but the number of subcontractors are not included in our billable headcount, which results in decreasing service revenues per billable employee as we reduce subcontractor usage. A significant portion of our recurring revenues is composed of application management services for which revenue is recognized on a straight-line basis over the life of the contract. Our utilization rate for the third quarter of 2004 decreased to 75% from 77% in the second quarter of 2004.

      As a result of the recent growth in the demand for our services, we have been increasing the number of our project personnel in order to effectively staff our client engagements and achieve the desired staffing mix. Currently, we are retaining subcontractors in certain cases to fill specific project needs, but we expect this practice to decline over time as we hire and train new project personnel. Our ability to effectively staff our engagements and achieve the desired staffing mix depends heavily on our ability to keep our turnover at reasonable levels. Our rate of voluntary turnover was 21% in the third quarter of 2004, which increased from 19% for the second quarter of 2004, and from 18% for the first quarter of 2004. We are working to bring our turnover down. If we are not successful in maintaining effective staffing levels, our ability to achieve our service revenue and profitability objectives will be adversely affected.

      Our net income was $7.8 million for the third quarter of 2004, compared to net income of $5.7 million for the second quarter of 2004 and net income of $1.3 million for the first quarter of 2004. Our net income for the first, second and third quarters of 2004 reflected a return to accruing bonus expense at full bonus levels according to our annual bonus plan, in contrast to the minimal bonus expenses we accrued throughout 2003. Our operating margin for the third quarter of 2004 was 12%, compared to 8% for the second quarter of 2004 and 2% for the first quarter of 2004. The increase in our operating margin in the third quarter of 2004 is a result of the shift in our contractor mix to India, a reduction in our vacation accrual as the third quarter was a high vacation quarter, better cost management around delivery travel, and leverage from sales and marketing expenses. We did not gain increased leverage in general and administrative expenses, mainly due to costs related to consultants hired to help with Sarbanes-Oxley compliance, a year end fixed asset physical inventory, planning for our upgrade to Oracle 11i in 2005, and higher general and administrative travel related to the reorganization of our employees by business units in India. On October 28, 2004, in a conference call announcing our financial results for the third quarter of 2004, we estimated a 13% operating margin for the fourth quarter of 2004, based on our then-current revenue and cost projections.

      Our cash provided by operations for the first three quarters of 2004 was $8.6 million, net of $10.6 million used for previously recorded restructuring actions, compared to cash used in operations of $32.0 million for the same period in 2003 and $25.5 million used for previously recorded restructuring actions. We have accrued restructuring costs, primarily related to vacated facilities recorded in prior years, of $28.8 million at September 30, 2004. Our cash, cash equivalents, restricted cash and marketable investments at September 30, 2004 were $166.7 million. We believe that our existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet our working capital and capital expenditure requirements and expected cash outlays for our previously recorded restructuring activities for at least the next 12 months.

      We have significant operations in countries outside of the United States, and we earn revenues and incur costs in various foreign currencies. For the third quarter of 2004, our consolidated service revenues were flat compared to the second quarter of 2004 and increased 44% from the third quarter of 2003. Without the effect of foreign currency fluctuations, our revenues would have decreased 0.9% and increased 38%, respectively, for the same periods. Fluctuations in foreign currency exchange rates also have an impact on our operating income. We recorded foreign exchange gains of approximately $262,000 and $360,000 in the third and second quarters of 2004, respectively, compared to a foreign exchange loss of approximately $970,000 in the first quarter of 2004 and a foreign exchange loss of approximately $185,000 in the third quarter of 2003.

      Our Global Distributed DeliverySM (GDD) methodology has remained a critical component of our operations. We created this proprietary methodology in 2000, which allows us to provide high-quality solutions using accelerated work schedules, by utilizing India’s highly skilled technology specialists, lower costs and the time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services. The billable days, or level of effort, incurred by our India people as a percentage of total Company billable days decreased to 53% for the third quarter of 2004, from 55% in the second quarter of 2004, and was flat compared to the third quarter of 2003. Our utilization rate for our India people was 77% for the third quarter of 2004, compared to 81% for the second quarter of 2004 and 80% for the third quarter of 2003. Projects with a GDD component accounted for 59% of our total service revenues in the third quarter of 2004, compared to 54% for the second quarter of 2004 and 54% for the third quarter of 2003.

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

•	Revenue Recognition and Allowance for Doubtful Accounts. We recognize revenue from the provision of professional services under written service contracts with our clients. We derive a significant portion of our revenue from fixed-price, fixed-time contracts. Revenue generated from fixed-price contracts, with the exception of support and maintenance contracts, is recognized based on the ratio of labor hours incurred to estimated total labor hours. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. Revenue generated from fixed-price support and maintenance contracts is recognized ratably over the contract term. Revenue from time-and-material contracts is recognized as services are provided. Our project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, which may result in revisions to the amount of recognized revenue for a contract. Certain contracts provide for revenue to be generated based upon the achievement of certain performance standards. Revenue is recognized when such performance standards are achieved, including $2.8 million of revenue recognized in the first three quarters of 2004.

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

•	Accounting for Income Taxes. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, current and enacted tax legislation and other temporary differences between book and tax accounting, to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of net operating losses incurred in most jurisdictions in which we operate in the past three fiscal years, and uncertainty as to the extent, jurisdiction and timing of profitability in future periods, we have continued to record a full valuation allowance against deferred tax assets, which was approximately $115.2 million as of September 30, 2004. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss in each jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

•	Valuation of Long-Lived Assets. In accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Factors we consider important which could trigger an impairment review include:

•	significant underperformance relative to historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

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

•	Restructuring and Other Related Charges. We established exit plans for each of the restructuring activities which took place in 2001 and 2002 and accounted for these plans in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” These exit plans required that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. The consolidation of facilities required us to make estimates regarding contractual rental commitments, lease buy-out and related costs for office space being vacated and leasehold improvement write-downs. We review on a regular basis our sub-lease assumptions and lease buy-out assumptions. These estimates include lease buy-out costs, anticipated rates to be charged to a sub-tenant, other terms and conditions in sub-lease contracts, and the timing of these sub-lease arrangements. If the rental markets continue to change, our lease buy-out assumptions, sub-lease assumptions and space requirements may not be accurate and it is possible that changes in these estimates could materially affect our financial condition and results of operations. If any future adjustments are required to the restructuring initiatives recorded under the provisions of EITF 94-3, such adjustments will be measured in accordance with EITF 94-3. SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 supersedes the guidance in EITF Issue No. 94-3.

Our remaining cash lease commitments related to restructured facilities are approximately $57.0 million at September 30, 2004, of which 46% is accrued in the accompanying consolidated and condensed balance sheet, and the remaining 54%, or $30.5 million, relates to sub-lease assumptions. We have entered into signed sub-lease arrangements for approximately $5.2 million, with the remaining $25.3 million for future estimated sub-lease arrangements. If the estimated sub-lease commencement dates were to be delayed by six months, based on our current estimates, we would potentially have to recognize an additional charge of $3.8 million in our consolidated and condensed statement of operations for restructuring and other related charges.

•	Contingent Liabilities. We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $3.6 million and various administrative audits, each of which have arisen in the ordinary course of our business. We have an accrual at September 30, 2004 of approximately $0.4 million related to these items. We intend to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts we have previously accrued.

Results of Operations

      The following table sets forth the percentage of our service revenues of items included in our consolidated and condensed statements of operations:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues:
Service revenues	100%	100%	100%	100%
Reimbursable expenses	5	5	5	5

Total gross revenues	105	105	105	105

Operating expenses:
Project personnel costs, before reimbursable expenses	54	56	57	61
Reimbursable expenses	5	5	5	5

Total project personnel costs	59	61	62	66
Selling and marketing costs	5	10	6	10
General and administrative costs	29	31	29	32
Restructuring and other related charges	—	2	1	2
Amortization of intangible assets	—	1	—	1
Stock-based compensation	—	1	—	1

Total operating expenses	93	106	98	112

Income (loss) from operations	12	(1)	7	(7)
Other income (expense)	—	3	—	1
Interest income	1	1	1	1

Income (loss) before income taxes	13	3	8	(5)
Income tax provision	1	1	—	1

Net income (loss)	12%	2%	8%	(6)%

Service Revenues

      Service revenues for the third quarter of 2004 increased 44% from service revenues for the third quarter of 2003, and increased 41% for the first three quarters of 2004 from the comparable period in 2003. The increase in our service revenues was primarily attributable to an increase in the demand for our services in the past four quarters. Following stabilization and modest growth in the demand for our services in the first three quarters of 2003, we began to see increased growth beginning in the fourth quarter of 2003. The percentage of our service revenues attributable to recurring revenue was 25% of our total services revenues for the third quarter of 2004 and 20% for the third quarter of 2003.

      For the third quarter of 2004, our five largest clients accounted for approximately 26% of our service revenues in the aggregate, compared to 22% for the third quarter of 2003. No client accounted for more than 10% of our service revenues in the third quarters of 2004 and 2003. Two clients each accounted for more than 5% of our service revenues in the third quarters of 2004 and 2003. For the first three quarters of 2004, our five largest clients accounted for approximately 25% of our service revenues in the aggregate, compared to 24% for the first three quarters of 2003. During these periods, no client accounted for more than 10% of revenues. Two clients in the first three quarters of 2004, each accounted for more than 5% of our service revenues compared to three clients in the first three quarters of 2003.

Project Personnel Costs, Before Reimbursable Expenses

      Project personnel costs, before reimbursable expenses, consist principally of salaries and employee benefits for personnel dedicated to client projects and direct expenses incurred to complete projects that were not reimbursed by the client, and represent the most significant expense we incur in providing our services. Project personnel costs, before reimbursable expenses, decreased as a percentage of service revenues to 54% and 57% for the third quarter and the first three quarters of 2004, respectively, from 56% and 61% for the third quarter and the first three quarters of 2003, respectively. These decreases are primarily a result of the change in the shift in our subcontractor usage to India and better cost management of our non-billable travel expenses. The absolute increase in project personnel costs for the first three quarters of 2004 compared to the first three quarters of 2003 reflected our effort in hiring project personnel in response to the improved demand for our services beginning in the second half of 2003. The number of our project personnel increased to 1,720 at September 30, 2004 from 1,157 at September 30, 2003.

Selling and Marketing Costs

      Selling and marketing costs consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional costs. Selling and marketing costs decreased as a percentage of service revenues to 5% for the third quarter and 6% for the first three quarters of 2004 from 10% for the third quarter and the first three quarters of 2003. This percentage decrease was primarily due to our increased revenue base and our focus on increasing recurring revenue, which leverages our existing client relationships. The absolute decrease in selling and marketing costs in the third quarter and the first three quarters of 2004 compared to the same periods in 2003 reflects the decrease in the number of selling and marketing personnel to 43 at September 30, 2004 compared to 47 at September 30, 2003 and related decreases in travel expenses and marketing promotions.

General and Administrative Costs

      General and administrative costs relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, recruiting, training and administrative groups, and depreciation and occupancy expenses and foreign currency gains and losses. General and administrative costs decreased as a percentage of service revenues to 29% for the third quarter and 29% for the first three quarters of 2004, respectively, from 31% and 32% for the third quarter and the first three quarters of 2003, due primarily to our increased revenue base. The absolute increase in general and administrative costs for the first three quarters of 2004 compared to the first three quarters of 2003 was primarily due to consulting costs incurred related to Sarbanes-Oxley compliance, a year-end fixed asset physical inventory and preparation for the implementation of Oracle 11i in early 2005. The number of general and administrative personnel increased to 339 at September 30, 2004 compared to 245 at September 30, 2003. In addition, during the second quarter of 2004, we recorded a cumulative adjustment to correct accrued rent of approximately $656,000 to reflect future rent expense on a straight-line basis. This adjustment is not material to prior periods. We also recorded a foreign exchange gain of approximately $262,000 for the third quarter of 2004, as compared to a foreign exchange loss of $185,000 for the third quarter of 2003. We recorded a foreign exchange loss of approximately $347,000 in the first three quarters of 2004, as compared to a foreign exchange gain of approximately $727,000 in the first three quarters of 2003. These gains and losses were primarily related to intercompany foreign currency translations that were of a short-term nature.

Restructuring and Other Related Charges

      As a result of the decline in the demand for advanced technology consulting services that began in the second half of 2000, the Company restructured its workforce and operations in 2001, 2002 and 2003 and recorded restructuring and other related charges of approximately $100.6 million, $66.9 million and $2.1 million, respectively. Of the $2.1 million restructuring and other related charges recorded in 2003, $1.4 million was recorded in the second quarter of 2003, primarily related to the termination of 40 employees and $0.7 million was recorded in the third quarter of 2003, primarily due to decreases in estimated sub-lease income in connection with the restructuring plans previously announced. In addition to the termination of employees, the restructuring plans resulted in discontinuing operations and closing offices where the Company had excess office space. Estimated costs for the consolidation of facilities are composed of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space and leasehold improvement write-downs, offset by estimated sub-lease income.

      The Company recorded restructuring and other related charges of approximately $0.2 million and $1.1 million in the third quarter and first three quarters of 2004, respectively, primarily due to decreases in its estimated sub-lease income in connection with the restructuring plans previously announced. No employees were terminated in connection with the restructuring charges recorded in the first three quarters of 2004.

      Accruals for restructuring and other related activities as of, and for, the nine months ended September 30, 2004 and 2003 were as follows (in thousands):

		Additional Charge			Utilized
	Balance						Balance
For the Nine Months Ended September 30, 2004:	12/31/03	Q1	Q2	Q3	Non-Cash	Cash	9/30/04

Workforce	$242	$(149)	$(33)	$—	$—	$(49)	$11
Facilities	40,545	149	900	241	(1,454)	(11,550)	28,831

	$40,787	$—	$867	$241	$(1,454)	$(11,599)	$28,842

Current accrued restructuring costs							$11,770
Non-current accrued restructuring costs							$17,972

		Additional Charge			Utilized
For the Nine Months Ended	Balance						Balance
September 30, 2003:	12/31/02	Q1	Q2	Q3	Non-Cash	Cash	9/30/03

Workforce	$5,133	$—	$1,612	$(40)	$(16)	$(6,337)	$352
Facilities	68,443	$—	(214)	777	(2,003)	(21,272)	45,731

	$73,576	$—	$1,398	$737	$(2,019)	$(27,609)	$46,083

Current accrued restructuring costs							$21,772
Non-current accrued restructuring costs							$24,311

Amortization of Intangible Assets

      For the first three quarters of 2004, amortization of intangible assets consists primarily of amortization of customer contracts and developed technology resulting from prior acquisitions and investments in consolidated subsidiaries. Amortization expense related to the intangible assets was $128,000 and $319,000 for the third quarter of 2004 and 2003, respectively, and $386,000 and $1.6 million for the first three quarters of 2004 and 2003, respectively. The decrease in amortization of intangible assets for the third quarter of 2004 and the first three quarters of 2004 compared to the comparable periods from the prior year relates to various intangible assets becoming fully amortized during 2003. Amortization expense related to intangible assets is expected to be $129,000 for the remainder of 2004 and $515,000 and $128,000 for the years ended December 31, 2005 and 2006, respectively.

Stock-Based Compensation

      Stock-based compensation consists of expenses for deferred compensation associated with the Human Code, Inc. (Human Code) and The Launch Group Aktiengesellschaft (TLG) acquisitions and certain grants of restricted stock that we made in 2002 and 2003. Stock based compensation recorded in connection with the acquisition of Human Code had been fully amortized or forfeited as of the end of the second quarter of 2004. The decrease in stock-based compensation for the third quarter and the first three quarters of 2004 relative to the comparable periods in 2003 was primarily due to the reduction of deferred compensation related to stock options and shares of restricted stock forfeited by people that ceased to be employed by the Company in 2003.

      We expect the stock based compensation charge will be approximately $85,000 for the fourth quarter of 2004.

Other Income

      For the first quarter and the first three quarters of 2003, other income primarily consists of realized gain and loss from disposition of our investment in shares of common stock of DI. In the third quarter of 2003, we realized a gain of approximately $1.5 million and net proceeds of approximately $5.4 million from the sale of shares of common stock we held in DI.

Interest Income

      Interest income was derived primarily from investments in U.S. government securities, tax-exempt, short-term municipal bonds and commercial paper. The increase in interest income for the third quarter and the first three quarters of 2004 over the comparable periods in 2003 was due to the higher prevailing interest rate and our slightly higher average cash and marketable investment balances.

Provision for Income Taxes

      We have deferred tax assets which have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses incurred in most jurisdictions in which we operate in the past three full fiscal years, and uncertainty as to the extent, jurisdiction and timing of profitability in future periods, we have continued to record a full valuation allowance against deferred tax assets, which was approximately $115.2 million as of September 30, 2004. This amount decreased from $118.0 million at December 31, 2003 by $1.1 million and $2.8 million for the third quarter and the first three quarters of 2004, respectively, resulting in a full valuation allowance of approximately $115.2 million as of September 30, 2004. The decrease was primarily attributable to the utilization of net operating loss carryforwards in most of our operating jurisdictions. For the third quarters of 2004 and 2003, we recorded an income tax provision of approximately $390,000 and $305,000, respectively, primarily related to foreign and state tax obligations. For the first three quarters of 2004 and 2003, we recorded an income tax provision of approximately $770,000 and $930,000, respectively, primarily related to foreign and state tax obligations. In addition, the Company’s income tax expense was reduced by $564,000 and $847,000 in the third quarter and first three quarters of 2004, respectively, as a result of refunds received after reaching settlements with respect to certain prior tax period credits. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

Results by Operating Segment

      We are engaged in business activities which involve the provision of business and technology consulting services, primarily on a fixed-price basis. We have discrete financial data by operating segments available based on our method of internal reporting, which disaggregates our operations on a business unit basis for our United States operations and on a geographic basis for our international operations. Operating segments are defined as components of the Company concerning which separate financial information is available to manage resources and evaluate performance. Beginning with the fourth quarter of 2003, we combined our Automotive and Industrial, Consumer and Transportation and Energy Services business units in the United States into one business unit called Automotive, Consumer and Energy. We have reported our results by operating segments accordingly, and results for operating segments for the third quarter of 2003 and the first three quarters of 2003 have been reclassified to reflect these changes.

      We do not allocate certain selling and marketing and general and administrative expenses to our business unit segments in the United States, because these activities are managed separately from the business units. We did allocate the costs associated with the restructuring activity in the second quarter of 2003 across our operating segments due to the specific identification of terminated employees to their respective individual operating segment. We did not allocate the restructuring and other related charges recorded in the third quarter and first three quarters of 2004 across our operating segments for internal measurement purposes, given that the charges represented decreases in our estimated sub-lease income in connection with restructuring plans previously announced. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and therefore we have not disclosed asset information for each operating segment.

      The tables below present the service revenues and operating income attributable to our reportable operating segments for the third quarters of 2004 and 2003 and the first three quarters of 2004 and 2003 (in thousands).

			Automotive/
For the Three Months	Financial	Public	Consumer/	Technology/	United
Ended Sept. 30, 2004	Services	Services	Energy	Communications	Kingdom	Germany	Sub-Total

Service revenues	$4,923	$6,539	$13,273	$9,783	$15,328	$8,421	$58,267
Operating income	$1,917 (1)	$3,370 (1)	$4,696 (1)	$3,959 (1)	$1,300	$2,142	$17,384	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$58,267	$5,926	$—		$64,193
Operating income	$17,384 (1)	$2,212 (1)	$(11,373	)(2)	$8,223 (3)

			Automotive/
For the Three Months	Financial	Public	Consumer/	Technology/	United
Ended Sept. 30, 2003	Services	Services	Energy	Communications	Kingdom	Germany	Sub-Total

Service revenues	$4,461	$7,334	$9,061	$4,611	$12,392	$3,897	$41,756
Operating income	$2,292 (1)	$1,745 (1)	$3,063 (1)	$1,602 (1)	$409	$328	$9,439	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$41,756	$2,905	$—		$44,661
Operating income (loss)	$9,439 (1)	$1,168 (1)	$(9,293	)(2)	$1,314 (3)

			Automotive/
For the Nine Months	Financial	Public	Consumer/	Technology/	United
Ended Sept. 30, 2004	Services	Services	Energy	Communications	Kingdom	Germany	Sub-Total

Service revenues	$14,815	$19,078	$38,470	$25,205	$49,813	$23,817	$171,198
Operating income	$4,297 (1)	$7,465 (1)	$13,069 (1)	$8,266 (1)	$5,227	$5,024	$43,348	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$171,198	$16,337	$—		$187,535
Operating income	$43,348 (1)	$5,118 (1)	$(32,898	)(2)	$15,568 (3)

			Automotive/
For the Nine Months	Financial	Public	Consumer/	Technology/	United
Ended Sept. 30, 2003	Services	Services	Energy	Communications	Kingdom	Germany	Sub-Total

Service revenues	$13,737	$20,314	$26,284	$16,220	$37,969	$10,370	$124,894
Operating income	$4,756 (1)	$4,749 (1)	$8,580 (1)	$3,870 (1)	$(2,557)	$861	$20,259	(1)

	Sub-Total	All	Reconciling		Consolidated
	Reportable Segments	Other	Items		Totals

Service revenues	$124,894	$8,052	$—		$132,946
Operating income (loss)	$20,259 (1)	$2,384 (1)	$(29,169	)(2)	$(6,526	)(3)

(1)	The business unit segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment in the United States as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income in order to arrive at consolidated income (loss) before income taxes include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Restructuring and other related charges	$241	$737	$1,108	$737
Amortization of intangible assets	128	319	386	1,644
Stock-based compensation	224	332	646	1,021
Other income	(5)	(1,485)	(23)	(1,289)
Interest income	(721)	(385)	(1,757)	(1,491)
Unallocated expenses	11,506 (4)	9,775 (4)	32,538 (4)	28,547 (4)

	$11,373	$9,293	$32,898	$29,169

(3)	Represents consolidated income (loss) before income taxes.

(4)	Includes corporate portion of both selling and marketing and general and administrative costs.

Service Revenues by Operating Segments

      Consolidated service revenues for our six reportable operating segments for the third quarter of 2004 increased 40% from consolidated service revenues for these segments for the third quarter of 2003. Five of our six reportable operating segments recorded increased service revenues during this period. Our Germany business unit’s service revenues increased $4.5 million, or 116%, from the third quarter of 2003, primarily due to increased demand from clients in the energy industry. Without the effect of foreign currency fluctuations, the increase in service revenues for our Germany business unit would have been 99%. Our United Kingdom business unit’s service revenue increased $2.9 million, or 24%, from the third quarter of 2003, primarily due to increased revenues from large government, healthcare and energy clients. Without the effect of foreign exchange fluctuations, the increase in services revenues for our United Kingdom business unit would have been 10%. Our Automotive, Consumer and Energy business unit’s service revenues increased $4.2 million, or 46%, from the third quarter of 2003, primarily due to increased demand from clients in the energy and automotive industries in the United States. Our Technology and Communications business unit’s service revenues increased $5.2 million, or 112%, from the third quarter of 2003, primarily due to increased demand for our services. Our Financial Services business unit’s service revenues increased $0.5 million, or 10%, from the third quarter of 2003, primarily due to improved demand from clients in the financial services industry in the United States. Service revenues from our Public Services business unit declined $0.8 million, or 11%, from the third quarter of 2003 primarily due to decline in service revenues from our federal government clients.

      Consolidated service revenues for our six reportable operating segments for the first three quarters of 2004 increased 37% from consolidated service revenues for these segments for the first three quarters of 2003. Our Germany; Automotive, Consumer and Energy; Technology and Communications; and United Kingdom business units experienced significant increases of 130%, 46%, 55% and 31%, respectively, in service revenues in the first three quarters of 2004 compared to the first three quarters of 2003. These increases reflect improved demand for our services from clients in the energy industry in Germany and the United States; the government and health care industry in the United Kingdom and the telecommunication industry in the United States. Our Financial Services business unit experienced modest growth in service revenues of $1.1 million, or 8%, from the first three quarters of 2003. Our Public Services business unit’s service revenues decreased by 6%, from $20.3 million for the first three quarters of 2003 to $19.1 million for the first three quarters of 2004.

      In the fourth quarter of 2004, we expect that demand for our services in our the Automotive, Consumer and Energy business unit will improve, compared to the third quarter of 2004. We expect that the demand for our services in our other business units in the fourth quarter of 2004 will not change materially from the levels of demand in the third quarter of 2004.

Operating Income (Loss) by Operating Segments

      Operating income for our reportable segments increased significantly, to $17.4 million for the third quarter of 2004 from $9.4 million for the third quarter of 2003. In the third quarters of 2004 and 2003, all of our reportable segments had profitable operating results. Our Public Services; Automotive, Consumer and Energy; Germany; United Kingdom; and Technology and Communications business units all reported increases in operating income in the third quarter of 2004, compared to the third quarter of 2003. Our Public Services, Technology and Communications, United Kingdom and Germany business units reported significant improvements in their operating margin. These improvements are primarily the result of the change of contractor mix to India, the reduction of our vacation accrual, as the third quarter was a popular quarter for vacations, and better cost management around delivery travel expenses as we have done a better job of being able to hire people in the right geographies. The operating income for our Financial Services business unit declined slightly in the third quarter of 2004, compared to the third quarter of 2003, primarily due to increases in our project personnel costs. Operating income for our reportable segments increased to $43.3 million for the first three quarters of 2004 from $20.3 million for the first three quarters of 2003. This increase was primarily due to an increase in the demand for our services, combined with the shift in our contractor mix to India, and better cost management around delivery travel.

Liquidity and Capital Resources

      We have primarily funded our operations from cash flow generated from operations from prior years and the proceeds from our public stock offerings. We invest our excess cash predominantly in instruments that are highly liquid, investment grade securities. At September 30, 2004, we had approximately $166.7 million in cash, cash equivalents, restricted cash and marketable investments, compared to $161.2 million at December 31, 2003. We have deposited approximately $8.1 million with various banks as collateral for letters of credit and performance bonds and have classified this cash as restricted on the accompanying consolidated and condensed balance sheet at September 30, 2004.

      In our Annual Report on the Form 10-K for the year ended December 31, 2003 under the heading Liquidity and Capital Resources, we outlined our contractual obligations. For the quarter ended September 30, 2004, there have been no material changes in our contractual obligations.

      Cash provided by operating activities was $8.6 million for the first three quarters of 2004. This resulted primarily from net income of $14.8 million, increases in accrued compensation of $8.6 million, net non-cash charges of $6.4 million and increase in restricted cash of $3.4 million, offset by increases in accounts receivable of $10.5 million and decreases in accrued restructuring costs of $10.6 million. Also, our days sales outstanding (DSO) for accounts receivable decreased to 70 days in the third quarter of 2004 from 72 days for the second quarter of 2004 due to improved collections. We expect DSO for the fourth quarter of 2004 to be in the range of 70-75 days.

      Cash used in investing activities was $26.4 million for the first three quarters of 2004. This was due primarily to purchases of property and equipment of $4.9 million and purchases of short-term investments (net of maturities) of $21.4 million.

      Cash provided by financing activities was $5.5 million for the first three quarters of 2004, as a result of the sale of common stock through our employee stock purchase plan of $2.5 million, and the exercise of stock options of $3.0 million. We did not repurchase any of our common stock in the first three quarters of 2004.

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

      Our business is labor intensive, and our success depends upon our ability to attract, retain, train and motivate highly skilled employees. The improvement in demand for business and technology consulting services that began in the third quarter of 2003 has further increased the need for employees with specialized skills or significant experience in business and technology consulting. We have been expanding our operations in certain locations, including the United Kingdom and India, and these expansion efforts will be highly dependent on attracting a sufficient number of highly skilled people. We may not be successful in attracting enough employees to achieve our desired expansion or staffing plans. Furthermore, the industry turnover rates for these types of employees are high, and we may not be successful in retaining, training and motivating the employees we are able to attract. Our rate of voluntary turnover increased to 21% in the third quarter of 2004, from 18% in the first quarter of 2004 and 19% in the second quarter of 2004. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements. Such inability may also force us to increase our hiring of expensive independent contractors, which could increase our costs and reduce our profitability on client engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce and other resources. Our future success will depend on our ability to manage the levels and related costs of our workforce and other resources effectively.

We earn revenues, incur costs and maintain cash balances in multiple currencies, and currency fluctuations affect our financial results.

      We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international segment revenues were $28.4 million in the third quarter of 2004. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues, purchases, payroll and investments. We also have a significant amount of foreign currency net asset exposures and we recorded a foreign exchange gain of $262,000 in the third quarter of 2004. Certain foreign currency exposures are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in US dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk, because we frequently incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

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

      Our business model focuses heavily on delivering measurable business results for our clients, and increasingly we are aligning our interests with our client’s interests by putting a portion of our fees at risk, dependent on our client’s attainment of the business value we promised. In the first three quarters of 2004, we recognized $2.8 million of revenue by achieving previously agreed measurable business results. Our inability to deliver the business value that we have promised on a project could materially affect the profitability of that project, because we typically will incur the same level of project costs regardless of whether the promised business value is attained. We could also experience delays in revenue recognition or payment because the measurement of business value is often complex and may involve a verification process between us and our client. As a result, our failure to deliver the business value that we promise to our clients could materially affect our business, financial condition and results of operations.

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

We have experienced significant delays in our project plan for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and these delays could prevent us from obtaining an unqualified attestation from our auditors.

      Under Section 404 of the Sarbanes-Oxley Act of 2002 (“404”), we are required to include, for the first time in our Annual Report on Form 10-K for 2004 (the “10-K”), management’s assessment of the effectiveness of our internal controls over financial reporting (the “Assessment”), and our independent auditors’ attestation of that assessment (the “Attestation”). We are working diligently to complete our work required for the Assessment and Attestation. To date, however, we have experienced significant delays in executing against our internal 404 project plan. In September 2004 we re-evaluated that plan, adding both significant internal staffing resources and external consultants to our 404 project team. We recognize that our revised 404 project plan contains many time-critical milestones and that our efforts during November and December 2004 will be critical to our success. If we do not timely complete the Assessment, our auditors might not have sufficient time to successfully test the Assessment before our 10-K filing, which would prevent us from obtaining an unqualified Attestation from our auditors. Because opinions on internal controls have not been required in the past, it is uncertain what impact our failure to timely complete our Assessment could have on our financial results, regulatory filings or our stock price.

Relatively small adjustments to our reported financial results could result in a restatement or public disclosure because our operating results are currently near break-even.

      In the last several quarters and for the year 2003, we reported operating results that were near break-even. During these periods, our operating income (loss) ranged between an operating loss of $8.2 million and operating income of $7.5 million, and our net income (loss) ranged between a net loss of $4.4 million and net income of $7.8 million. As a result, relatively small adjustments, while modest in absolute amount, discovered after reporting our financial results could be deemed to be “material” in the near term, because such adjustments may constitute a significant percentage of our results from operations or net income or loss. Any adjustments that are deemed to be material for this reason would likely require us to restate our financial results for the periods affected, which could cause fluctuations in our stock price.

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

      Jerry A. Greenberg and J. Stuart Moore, our Co-Chairmen of the Board of Directors and Co-Chief Executive Officers, own approximately 33.5% of our common stock in the aggregate. As a result, they have the ability to substantially influence, and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of Directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.

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

      We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments. At September 30, 2004, our exposure to market risk relates primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of fixed income securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material adverse impact on the fair value of our investment portfolio.

Item 4.	Controls and Procedures

Evaluation of Controls and Procedures

      We maintain disclosure controls and procedures, which we have designed to ensure that material information related to the Company, including our consolidated subsidiaries, is properly identified and evaluated on a regular basis and disclosed in accordance with all applicable laws and regulations. We have established a disclosure committee which consists of certain members of our senior management. The disclosure committee carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers, Mr. Greenberg and Mr. Moore, and Chief Financial Officer, Ms. Cooke, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, Mr. Greenberg, Mr. Moore and Ms. Cooke concluded that the Company’s disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed on a timely basis and in ensuring that such information is disclosed in accordance with all applicable laws and regulations.

Changes in Controls and Procedures

      There were no changes in the Company’s internal controls over financial reporting that occurred during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6.	Exhibits

3.1	Second Amended and Restated Certificate of Incorporation
3.2	Amended and Restated Bylaws
31.1	Certification of Jerry A. Greenberg pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of J. Stuart Moore pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Susan D. Cooke pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Jerry A. Greenberg, J. Stuart Moore and Susan D. Cooke pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAPIENT CORPORATION

Signature	Title	Date

/s/ JERRY A. GREENBERG Jerry A. Greenberg	Co-Chief Executive Officer Co-Chairman of the Board	November 9, 2004

/s/ SUSAN D. COOKE Susan D. Cooke	Chief Financial Officer	November 9, 2004

/s/ TERRY E. HAZEL Terry E. Hazel	Chief Accounting Officer	November 9, 2004