Form 10-K
period 2004-12-31
SAPIENT CORP
filed 2005-03-16
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-28074

Sapient Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3130648
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
25 First Street, Cambridge, MA 02141
(Address of Principal Executive Offices) (Zip Code)
(617) 621-0200
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐
      The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $518.4 million on June 30, 2004 based on the last reported sale price of the Company’s common stock on the Nasdaq National Market on June 30, 2004.
      There were 124,366,892 shares of the Company’s common stock outstanding as of March 4, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2005 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Report.

SAPIENT CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2004
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
General
      Sapient Corporation (“Sapient” or the “Company”) is a leading business consulting and technology services firm that plans, designs, implements and manages information technology to improve business performance for Global 2000 clients. Sapient was founded in 1991 based on a single promise: to deliver the right business results on time and on budget. Our model combines industry, design, technology and process expertise, working together in a creative and disciplined approach, to provide clients with the highest business value at the lowest total cost of ownership. Sapient has offices across the United States and in Canada, Germany, India and the United Kingdom.
      Clients choose Sapient because of our commitment and determination to do whatever it takes to deliver meaningful results for them. We have a relentless focus on making an impact on our clients’ businesses. We are able to deliver superior returns for our clients by addressing the biggest problem that most companies face when purchasing business-enabling technology projects: the majority of technology projects are finished late or over budget, lack promised capabilities or simply are never finished. Using our unique Sapient | Approach project methodology, we plan, design, implement and manage technology solutions that are designed to deliver tangible business value to our clients in the form of increased revenues, reduced costs and more effective utilization of assets. We deliver services and solutions for the price and within the time frame we promise to our clients, further enhancing the return to the client on its technology investment.
      Our clients can enhance their returns on their technology investments through our Global Distributed Deliverysm (GDD) model, which enables us to deliver complex technology solutions across multiple geographies. Many distributed development models involve simply building software applications from a remote location or augmenting domestic project teams with people that travel from overseas. These models have limited ability to deliver dynamic, business critical solutions, which require ongoing business involvement and user input. By contrast, our GDD model involves a single, coordinated effort between development teams in a remote location (typically highly skilled technology specialists in our New Delhi and Bangalore, India offices) and development and client teams in North America or Europe. To work effectively in this globally distributed environment, we have built extensive expertise and processes in managing business specifications and project management issues between the various development teams that are necessary to enable continuous project work. By using our GDD model, we deliver complex, high-quality solutions to our clients at a lower cost, and deliver these solutions more rapidly by working across multiple time zones. In addition to solution design and implementation, most of our long-term engagement and outsourcing relationships leverage GDD.
      We deliver our services in the United States primarily through four industry business units: financial services; technology, education, communications and health; automotive, consumer and energy; and public services. Outside of the United States, we deliver our services primarily through our United Kingdom, Germany and Canada business units. Within our international business units, we focus our sales and delivery efforts on certain industry specializations. Both our U.S. and international business units also include people based in our India offices. Through our global industry focus, we have developed an extensive understanding of our clients’ markets and can effectively address the market dynamics and business opportunities that our clients face. This understanding further enables us to identify and focus on critical, industry-specific business processes that are specifically enabled by technology. Further information about our international operations and our operating segments is located in Note 2 in the Notes to Consolidated Financial Statements included in this Annual Report.
      Sapient was incorporated in Delaware in 1991. Our executive offices are located at 25 First Street, Cambridge, MA 02141, and our telephone number is (617) 621-0200. Our stock is traded on the Nasdaq National Market under the symbol “SAPE.” Our Internet address is http://www.sapient.com. Material contained on our Web site is not incorporated by reference into this Annual Report. Unless the context otherwise requires, references in this Annual Report to “Sapient,” “we,” “us” or “our” refer to Sapient Corporation and its subsidiaries.
Our Services
      We provide business consulting and technology services that deliver value throughout the life cycle of our clients’ project investments, as follows:
      Planning Business and Technology Investments. We align business, customer and technology goals to create executable roadmaps that improve business performance enabled by technology. We help our clients plan their technology investments through engagements such as business application planning, e-business and web strategy consulting, enterprise architecture planning, governance strategy, outsourcing strategy, industry business process consulting, and user research and assessments. Combining our deep expertise in diverse technologies and our understanding of our clients’ business issues, we can, typically within six to twelve weeks, clarify and optimize our clients’ application portfolio, redefine their supporting organizational and business processes and develop a road map to achieving their desired application portfolio.
      Designing and Implementing Projects. We use our expertise in business processes, enabling technologies and applications, and user-centered design to create business and technology solutions that achieve significant returns on our clients’ investments. The solutions that we design and implement for our clients include, but are not limited to, redesigned business processes, data warehousing and business intelligence solutions, e-business and web-based solutions, creative design solutions, enterprise architecture and integration and industry-focused package and custom solutions. We also provide program management services for our projects and our clients’ other initiatives. We have expertise in both custom software development and working with existing software packages such as application integration packages, content management and delivery systems, customer relationship management software and order management systems. Additionally, we are able to fully integrate our technology solutions with our clients’ legacy systems.
      Managing Applications. We apply our deep expertise in industry packages and e-business applications to increase service levels, reduce costs and maximize returns from existing systems. We manage our clients’ critical technology applications utilizing our GDD model, both for solutions that we develop and for third party systems. Our services include application management, quality assistance and testing and other long-term outsourcing services. We are increasingly entering into multi-year outsourcing contracts with our clients to provide combinations of these services. Our management and outsourcing services help our clients realize significant long-term value from their technology investments.
      We have many years of experience in planning, designing, implementing and managing technologies that can improve our clients’ businesses, including more than 14 years of experience with client/server and UNIX solutions, more than 12 years of experience integrating package applications with legacy systems, more than 10 years of experience with Internet solutions and more than 8 years of experience with wireless technologies. More recently, we have been an early implementer of new technologies such as Microsoft.NET, Web Services, and Business Process Management platforms. We combine this technology expertise with our design skills and our deep understanding of user needs to ensure that our client solutions are effectively adopted by their intended audiences.
The Sapient Approach
      Our unique project methodology, Sapient | Approach is designed to address the biggest problem that most companies face when pursuing business-enabling technology projects: the majority of technology projects are finished late or over budget, lack promised capabilities or simply are never finished. We continually iterate on this approach to provide better value to our clients. Sapient | Approach enables us to commit to delivering our solutions within the price and schedule that we have promised to our clients. Further, our approach enables us to create technology solutions that bring together business, user and technology requirements to solve our clients’ business problems. These solutions are designed to deliver tangible business value to clients in the form of increased revenues, reduced costs and more effective utilization of assets. We believe that our approach differentiates us from our competitors, and that our clients derive substantial benefits from the following elements of this approach:
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
      We hold ourselves accountable to our clients and our clients’ success in achieving their business objectives. Therefore, we seek to tie our pricing to our client’s achievement of their business objectives. We have developed a strong legacy of delivering our solutions on-time and on-budget, ever since our formation in 1991. Because of our extensive experience delivering projects, and our expertise with large-scale, complex project management, we can successfully deliver our solutions within the price and time frame we have promised our clients. Our legacy of helping our clients deliver on-time and on-budget helps them avoid the lost business value that occurs when technology projects are finished late or over budget, lack promised capabilities or are never finished. In some cases, we further hold ourselves accountable for delivering business value by aligning our fees with the results our clients receive, placing our fees at risk and sharing in the rewards realized by our clients.
      We deliver superior returns on our clients’ investments through our globally distributed model. We offer a fully integrated, GDD capability that allows us to deliver the lowest total cost of ownership compared to other delivery models. Through our GDD model, we are able to create high-value solutions for our clients quickly and at a competitive cost advantage, thereby increasing overall value. We maintain the high quality of our solutions by employing India’s highly skilled business and technology specialists. Because these specialists are highly trained in managing complex projects on a globally distributed basis and are aligned with our business units in North America and Europe, we successfully deliver complex technology solutions and ongoing application management services that typically cannot be accomplished under traditional remote development models.
      We provide industry, process and technology expertise and assets to ensure success. We have accumulated valuable assets and expertise that we utilize for the benefit of our clients. These assets and expertise enable us to develop innovative solutions, deliver these solutions rapidly, provide high quality solutions, reduce risk and lower the overall project cost. These assets and expertise include technology standards, best practices, techniques, designs, code frameworks and business software solutions specific to our clients’ business, processes and technology objectives.
      For a presentation of the financial information about the geographic areas in which we conduct our business, please see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2(r) to our audited financial statements. The principal risks and uncertainties facing our business, operations and financial condition are discussed in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” on page 35 of this Annual Report.
Strategic Context, People and Culture
      We have established and continuously promote a strong corporate culture, based on core values, that is critical to our success. Our core values are client-focused delivery, leadership, relationships, creativity, openness and people growth.
      Our unwavering attention to the Company’s “strategic context” — purpose, vision, goals, core values and people and client value propositions — has enabled us to adapt and thrive in a fast-changing market, as we strive to build a great company that has a long-lasting impact on the world. This unique element of our business was recognized by Harvard Business School in a case study on Sapient. The case, written in 2004, will be taught as part of the Business School’s organizational and leadership class.

      To encourage the realization of our core values, we reward teamwork and evaluate our people’s performance, and promote people, based on their adoption of and adherence to the core values. Also, we conduct an intensive orientation program to introduce new hires to our core values, and conduct internal communications and training initiatives that define and promote the core values. Our rate of voluntary turnover was 15.4% for 2004, a decrease from 22.1% in 2003. Our objective is to further reduce our voluntary turnover rate for 2005, as a result of our numerous initiatives to enhance the value proposition we offer to our people.
      As of December 31, 2004, we had 2,314 full-time employees, composed of 1,898 project personnel, 371 general and administration personnel and 45 sales and marketing personnel. None of our employees are subject to a collective bargaining agreement. We believe that we have good relationships with our employees.
Selling and Marketing
      The Company’s marketing team strives to create and sustain clients’ loyalty to Sapient as their preferred business and technology consultants. To build Sapient’s brand awareness in markets in which we operate, we conduct marketing initiatives at both the corporate and industry business unit levels in the United States, and at the geographic level in other countries in which we operate.
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
Competition
      The markets for the services we provide are highly competitive. We believe that we currently compete principally with large systems consulting and implementation firms and clients’ internal information systems departments. We also compete regularly with offshore outsourcing companies, and we expect competition from these companies to increase in the future, especially on development, support and maintenance and outsourcing engagements. We compete to a lesser extent with specialized e-business consulting firms, strategy consulting firms and packaged technology vendors. Some of our competitors have significantly greater financial, technical and marketing resources, and generate greater revenues and have greater name recognition, than we do. These competitors can often offer a larger and more diversified suite of products and services than we offer. Consequently, these competitors may win client engagements by significantly discounting their services in exchange for a client’s promise to purchase other goods and services from the competitor either concurrently or in the future.

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
Where To Find More Information
      We make our public filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, available free of charge at our Web site, http://www.sapient.com, as soon as reasonably practicable after we file such material with the SEC. We also make available on our Web site reports filed by our executive officers and Directors on Forms 3, 4 and 5 regarding their ownership of our securities. These materials are available in the “Investor Relations” portion of our Web site, under the link “SEC Filings,” and on the SEC’s Web site, http://www.sec.gov. You may also read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 2.	Properties
      Our headquarters and principal administrative, finance, selling and marketing operations are located in approximately 28,000 square feet of leased office space in Cambridge, Massachusetts. We also lease offices in the New York metropolitan area, the Washington D.C. metropolitan area, San Francisco, Chicago, Atlanta, Los Angeles, Detroit, Düsseldorf, London, Munich, New Delhi, Bangalore and Toronto. Our United States offices are shared by our four U.S. business units, and our international offices are used by our applicable geographic business units.

Item 3.	Legal Proceedings
      We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not Applicable.
Executive Officers of Sapient
      Below are the name, age and principal occupations for the last five years of each executive officer of Sapient, as of March 4, 2005. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Preston B. Bradford	48	Mr. Bradford joined Sapient in September 1994. Mr. Bradford was appointed as Senior Vice President in April 2000 and as Executive Vice President in February 2004. Prior to joining Sapient, Mr. Bradford held various positions with Sprint Corporation, a telecommunications company, from July 1980 to August 1994.

Sheeroy D. Desai	39	Mr. Desai joined Sapient in 1991 and has served as Executive Vice President since September 1994. Mr. Desai served as Co-Chief Operating Officer from October 1999 until May 2000, and has served as Chief Operating Officer since April 2001.

Jerry A. Greenberg	39	Mr. Greenberg co-founded Sapient in 1991 and has served as Co-Chairman of the Board of Directors and Co-Chief Executive Officer and as a Director since Sapient’s inception.

Alan J. Herrick	39	Mr. Herrick joined Sapient in March 1995. Mr. Herrick was appointed as Vice President in December 1996 and was appointed as Executive Vice President in June 2002.

Scott J. Krenz	53	Mr. Krenz joined Sapient in December 2004 as Chief Financial Officer. Prior to joining Sapient, Mr. Krenz served as Vice President and Treasurer of EDS from September 1998 to February 2004, and as Chief Financial Officer for EDS’s Europe, Middle East and Africa (EMEA) business from July 1994 to August 1998.

J. Stuart Moore	43	Mr. Moore co-founded Sapient in 1991 and has served as Co- Chairman of the Board of Directors and Co-Chief Executive Officer and as a Director since Sapient’s inception.

Jane E. Owens	51	Ms. Owens joined Sapient in September 2000 as Senior Vice President, General Counsel and Secretary. Prior to joining Sapient, Ms. Owens served as Senior Vice President, General Counsel and Secretary of The Dial Corporation, a consumer products company, from May 1997 to September 2000.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price of Common Stock
      Our common stock is quoted on the Nasdaq National Market under the symbol “SAPE.” The following table sets forth, for the periods indicated, the high and low intraday sale prices for our common stock.

	High	Low

2003
First Quarter	$2.25	$1.53
Second Quarter	$3.14	$1.55
Third Quarter	$4.38	$2.80
Fourth Quarter	$5.95	$3.68
2004
First Quarter	$7.19	$5.21
Second Quarter	$6.54	$4.69
Third Quarter	$8.44	$4.79
Fourth Quarter	$9.25	$7.59
      On March 4, 2005, the last reported sale price of our common stock was $7.47 per share. As of March 4, 2005, there were approximately 368 holders of record of our common stock and approximately 21,000 beneficial holders of our common stock.
      We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
      None.

Item 6.	Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
      The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. The Balance Sheet Data at December 31, 2004 and 2003 and the Statement of Operations Data for each of the three years ended December 31, 2004, 2003 and 2002 have been derived from the audited Consolidated Financial Statements for such years, included elsewhere in this Annual Report. The Balance Sheet Data at December 31, 2002, 2001 and 2000 and the Statement of Operations Data for each of the two years ended December 31, 2001 and 2000 have been derived from the audited Consolidated Financial Statements for such years, not included in this Annual Report.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Statement of Operations Data(1)(2)(3):
Service revenues	$253,936	$184,795	$173,811	$325,165	$502,964
Operating expenses:
Project personnel costs, before reimbursable expenses	142,512	111,967	133,275	230,581	247,981
Selling and marketing costs	15,208	18,501	26,192	27,880	33,743
General and administrative costs	71,282	57,523	79,338	128,574	134,241
Restructuring and other related charges	1,108	2,135	66,885	100,079	—
Impairment of goodwill and intangible assets	—	—	107,430	—	—
Amortization of intangible assets	515	1,772	4,328	28,126	11,328
Stock-based compensation	779	1,089	3,161	4,449	2,165

Income (loss) from operations	22,532	(8,192)	(246,798)	(194,524)	73,506
Gain on equity investment change in interest	—	—	1,755	1,407	—
Other income (expense)	65	2,729	33	(4,677)	(1,250)
Interest income	2,655	1,902	4,312	9,393	11,678

Income (loss) before income taxes, net equity loss from investees and loss from discontinued operations	25,252	(3,561)	(240,698)	(188,401)	83,934
Income tax provision (benefit)	2,433	1,337	(18,585)	(3,091)	33,925

Income (loss) before net equity loss from investees and loss from discontinued operations	22,819	(4,898)	(222,113)	(185,310)	50,009
Net equity loss from investees	—	—	(349)	(499)	(878)

Income (loss) from continuing operations	22,819	(4,898)	(222,462)	(185,809)	49,131
Loss from discontinued operations	—	—	(6,741)	(3,959)	(2,171)

Net income (loss)	$22,819	$(4,898)	$(229,203)	$(189,768)	$46,960

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Basic net income (loss) per share:
Income (loss) from continuing operations	$0.19	$(0.04)	$(1.78)	$(1.50)	$0.41
Loss from discontinued operations	$—	$—	$(0.05)	$(0.03)	$(0.02)

	$0.19	$(0.04)	$(1.83)	$(1.53)	$0.39

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.18	$(0.04)	$(1.78)	$(1.50)	$0.37
Loss from discontinued operations	$—	$—	$(0.05)	$(0.03)	$(0.02)

	$0.18	$(0.04)	$(1.83)	$(1.53)	$0.35

Weighted average common shares	123,040	121,188	124,961	124,256	119,191
Weighted average dilutive common share equivalents	5,418	—	—	—	14,573

Weighted average common shares and dilutive common share equivalents	128,458	121,188	124,961	124,256	133,764

Balance Sheet Data:
Working capital	$118,684	$143,158	$135,325	$243,699	$318,467
Total assets	269,603	226,900	262,653	474,870	604,154
Long-term debt, less current portion	—	—	—	—	—
Total stockholders’ equity(4)	$185,933	$152,412	$155,804	$380,770	$525,400

(1)	We ceased operations of our Japanese subsidiary in December 2002. As a result, operating results of this subsidiary for 2002 and for all prior periods presented have been collapsed and reclassified into a single line item under the caption “Loss from discontinued operations.” See Note 17 in the Notes to Consolidated Financial Statements.

(2)	All share and per share data have been retroactively adjusted to reflect the two-for-one stock split effected as a 100 percent stock dividend paid on August 28, 2000.

(3)	On January 1, 2002, we adopted Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and ceased amortizing goodwill. During the years ended December 31, 2001 and 2000, our operating results include $18.9 million and $7.5 million, respectively, of goodwill amortization. In addition, certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation. The reclassifications had no effect on reported net income (loss).

(4)	We have never declared or paid any cash dividends.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      Throughout 2004 we experienced an increase in demand for our services as customers continue to invest in the technology-related business initiatives we provide. In addition, we see indications that demand for our services will continue to grow through 2005 as we continue to build and expand on our relationships with our existing customers. Our service revenues were $253.9 million for 2004, a 37% increase from service revenues of $184.8 million for 2003, and a 46% increase from service revenues of $173.8 million for 2002. We have focused on increasing our recurring revenues and we have made progress during 2004 in furtherance of this strategic initiative and will continue to focus on increasing recurring revenue in 2005. Our recurring revenues were 25% of our services revenues in 2004 compared to 17% in 2003. Recurring revenues are revenue commitments of a year or more in which the client has committed spending levels to Sapient or chosen Sapient as an exclusive provider of certain services. During 2005, certain of these recurring revenue agreements will end, while others may be signed.
      As a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. The strengthening of various currencies versus the U.S. dollar has resulted in favorable currency translation and increased our reported revenues, operating expenses and operating income. For the year ended December 31, 2004, service revenues increased 37% compared to 2003, of which 6% was attributable to the effects of foreign currency exchange rates. If the U.S. dollar strengthens against other currencies, the resulting unfavorable currency translation could result in lower reported U.S. dollar revenues, operating expenses and operating income and result in U.S. dollar revenue growth lower than growth in local currency terms. We cannot predict the volatility of foreign currency rate fluctuations against the U.S. dollar.
      Our annualized service revenues per billable employee declined during 2004 to $145,000 in the fourth quarter of 2004 from $153,000, $169,000 and $179,000 for the third, second and first quarters of 2004, respectively. Our utilization rate for the fourth quarter of 2004 was 76%, compared to 75%, 77% and 76% for the third, second and first quarters of 2004, respectively. Despite our utilization rate remaining relatively flat throughout the year, the decline in our annualized service revenue per billable employee can primarily be attributed to a decline in revenue generated by contractors, which are not considered employees, from the first quarter of 2004 through the third quarter of 2004, and a lower utilization amongst our senior people who were focused on marketing of longer-term deals in the fourth quarter of 2004 compared to the third quarter of 2004.
      As a result of the increase in demand for our services, we have been increasing the number of our project personnel in order to effectively staff our client engagements and achieve the desired staffing mix in terms of experience level and role. Currently, we are retaining subcontractors in certain cases to fill specific project needs. If we are not successful in maintaining effective staffing levels, our ability to achieve our service revenue and profitability objectives will be adversely affected. Our ability to effectively staff our engagements and achieve the desired staffing mix depends heavily on our ability to keep turnover at appropriate levels. Our annualized 2004 fourth quarter turnover improved to 15.4 percent compared to annualized 2003 fourth quarter turnover of 22.1 percent.
      Our full year net income was $22.8 million in 2004 compared to a full year net loss of ($4.9) million in 2003. Our full year 2004 net income reflects a return to accruing bonus expense at full bonus levels according to our annual bonus plan, in contrast to the minimal bonus expense we accrued and paid throughout 2003. Our operating margin for the full year of 2004 was 9 percent compared to a loss in 2003. The improvement in operating margin reflects our success in managing costs and improving leverage for both operating and general and administrative expenses as well as an increase in our percentage of projects staffed with people in our India office. The improvement in general and administrative expenses from 31% of revenue in 2003 compared to 28% of revenue in 2004 was achieved despite an increase in spending related to Sarbanes-Oxley Section 404 compliance efforts.
      Our Global Distributed Deliverysm (GDD) methodology continues to increase in importance. This proprietary methodology, which we created in 2000, allows us to provide high-quality solutions using accelerated work schedules, by utilizing India’s highly skilled technology specialists, lower costs and continuous delivery capability resulting from time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services. The billable days, or level of effort, incurred by our India people as a percentage of total Company billable days decreased from 53% for the first quarter of 2004 to 52% for the fourth quarter of 2004. Our utilization rate for our India personnel was 81% for the fourth quarter of 2004, as compared to 80%, 81% and 77% for the first, second and third quarters of 2004, respectively. Projects with a GDD component accounted for 61% of our total service revenues in 2004, compared to 54% for 2003 and 45% for 2002.

      Although we are seeing signs of growth in our business, the economic outlook is still uncertain. We believe that technology spending by large companies has been increasing since the second half of 2003, however, we cannot predict for how long, and to what extent, the improvement in the market for technology consulting services will continue. Any decline in our service revenues will have a significant impact on our financial results, particularly because a significant portion of our operating costs (such as personnel, rent and depreciation) are fixed in advance of a particular quarter. In addition, our future operating segment and overall Company revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors.

Summary of Critical Accounting Policies; Significant Judgments and Estimates
      Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ substantially from our estimates.
      A summary of those accounting policies, significant judgments and estimates that we believe are most critical to fully understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report.

•	Revenue Recognition and Allowance for Doubtful Accounts. We recognize revenue from the provision of professional services under written service contracts with our clients when persuasive evidence of an arrangement exists, services have been provided to the customer, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where the customer, at their discretion, has the right to reject the services prior to final acceptance, revenue is deferred until such acceptance occurs.

We recognize revenues from our fixed-price, fixed time technology implementation consulting contracts using the percentage-of-completion method pursuant to Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” Revenues generated from fixed-price, fixed time non-technology implementation contracts, except for support and maintenance contracts, are recognized based upon a proportional performance model in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Our percentage-of-completion method and our proportional performance method of accounting calculate revenue based on the percentage of labor hours incurred to estimated total labor hours. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. Revenue from time-and-material contracts is recognized as services are provided. Revenue generated from fixed-price support and maintenance contracts is recognized ratably over the contract term.

Our project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, which may result in revisions to the amount of recognized revenue for a contract. Certain contracts provide for revenue to be generated based upon the achievement of certain performance standards, including $3.4 million and $956,000 of revenue recognized in 2004 and 2003, respectively. No revenue was recognized in 2002 for performance standards.

Revenues from contracts with multiple elements are allocated based on the fair value of the elements in accordance with EITF Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” For these arrangements, we evaluate all deliverables in the contract to determine whether they represent separate units of accounting. Fair value is determined based on reliable evidence of the fair value of each deliverable. Revenues are recognized in accordance with our accounting policies for the separate elements when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in our control. This evaluation is performed at the inception of the arrangement and as each item in the arrangement is delivered. The evaluation involves significant judgments regarding the nature of the services and deliverables being provided, whether these services and deliverables can reasonably be divided into the separate units of accounting and the fair value of the separate elements.

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

•	Accounting for Income Taxes. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, current and enacted tax legislation and other temporary differences between book and tax accounting, to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2001, 2002 and 2003, and uncertainty as to the extent and timing of profitability in future periods, we have recorded a valuation allowance of approximately $115.0 million as of December 31, 2004 relating primarily to the United States. Having assessed the realizability of the deferred tax assets in certain foreign jurisdictions, we believe that future taxable income will be sufficient to realize the deferred tax benefit of the net deferred tax assets in Canada and the United Kingdom. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is

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

As of December 31, 2004 and 2003, we have no remaining goodwill balances. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” beginning January 1, 2002, we ceased amortization of goodwill, which was approximately $101.8 million at that time. We performed an impairment review of our goodwill as of January 1, 2002, under the transitional provisions of SFAS 142. During the second quarter of 2002, we completed the transitional impairment test of goodwill and concluded that no impairment of the goodwill had occurred as of January 1, 2002. By June 30, 2002, our stock price had declined significantly from January 1, 2002, at which point our market capitalization, based on our stock price, was below our book value, and we determined that an interim goodwill impairment test should be performed. Our stock price at January 2, 2002 was $7.25 per share and declined to $1.06 per share at June 28, 2002. Based on the analysis at June 30, 2002, the carrying amount of all reporting units exceeded their fair values and a goodwill impairment charge of $101.8 million, representing 100% of the goodwill balance, was recognized in the statement of operations under the caption “Impairment of goodwill and intangible assets” for 2002. The impairment analysis requires significant estimates and assumptions, including the allocation of assets and liabilities to reporting units and fair value estimates of reporting units based on a market multiple of revenue approach. These estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. If different estimates or adjustments were used, it is reasonably possible that our analysis would have generated materially different results.

•	Costs Incurred to Develop Computer Software for Internal Use. We account for costs incurred to develop computer software for internal use in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. As required by SOP 98-1, the Company capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over various periods up to three years. The capitalization and ongoing assessment of recoverability of development cost requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. For the year ended December 31, 2004, the Company capitalized computer software costs of $247,000. During 2005, we estimate that we will incur additional costs of $700,000 — $900,000 that will be capitalized under SOP 98-1 associated with our Oracle 11i upgrade. Amortization has not begun as of December 31, 2004 as the computer software has not been placed in service.

•	Restructuring and Other Related Charges. We established exit plans for each of the restructuring activities which took place in 2001 and 2002 and accounted for these plans in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” These exit plans required that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sub-lease income. We review on a regular basis our sub-lease assumptions and lease buy-out assumptions. These estimates include lease buy-out costs, anticipated rates to be charged to a sub-tenant, other terms and conditions in sub-lease contracts, and the timing of these sub-lease arrangements. If the rental markets continue to change, our lease buy-out assumptions, sub-lease assumptions and space requirements may not be accurate and it is possible that changes in these estimates could materially affect our financial condition and results of operations. If any future adjustments are required to the restructuring initiatives recorded under the provisions of EITF 94-3, such adjustments will be measured in accordance with EITF 94-3. SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 supersedes the guidance in EITF Issue No. 94-3. SFAS 146 includes a rebuttable presumption that if an entity has a past practice of providing similar termination benefits to employees, the benefit arrangement is presumed to be an ongoing benefit arrangement that should be accounted for under SFAS 112, “Employers’ Accounting for Postemployment Benefits.” SFAS 112 prescribes the accounting for the estimated cost of benefits, including severance benefits, provided by an employer to former or inactive employees after employment but before retirement. A liability is recognized when the severance amounts relate to prior services rendered, the payment of the amount is probable and the amount can be reasonably estimated. Since the second quarter of 2003, we have accounted for severance-related restructuring charges in accordance with SFAS 112 because we have a history of paying similar severance benefits since 2001. We have not recorded any liability related to other post employment benefits, as of December 31, 2004, since the amounts are neither probable nor reasonably estimable.

Our remaining cash lease commitments related to restructured facilities are approximately $53.0 million at December 31, 2004, of which 46% is accrued in the accompanying consolidated balance sheet, and the remaining 54% relates to sublease assumptions. We have entered into signed sublease arrangements for approximately $6.2 million, with the remaining $22.4 million for future estimated sublease arrangements. If the estimated sublease dates were to be delayed by six months, based on our current estimates, we would potentially have to recognize an additional $0.6 million in our statement of operations for restructuring and other related charges. Our sublease reserve is sensitive to the level of sublease rent anticipated and the timing of sublease commencement. A 10 percent reduction in our sublease rate would have resulted in an additional $2.5 million of charges as of the end of 2004.

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

ordinary course of our business. We have an accrual at December 31, 2004 of approximately $0.3 million related to certain of these items. We intend to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts we have previously accrued.

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

Effect of Certain Transactions

Investment in Consolidated Subsidiary
      On January 24, 2003, we increased our ownership percentage in HWT, Inc. (HWT, formerly HealthWatch Technologies, LLC ), a consolidated subsidiary by purchasing a total of 587,092 shares of HWT common stock from Jerry A. Greenberg and J. Stuart Moore, our Co-Chairmen and Co-CEOs, for a total purchase price of $557,737, in cash, or $0.95 per share, which represented a substantial loss from their cost basis per share of $5.00. Messrs. Greenberg and Moore are no longer shareholders of HWT. We also commenced a tender offer on January 24, 2003 to purchase the remaining shares of HWT, for $1.05 per share, in cash, which resulted in the purchase of 927,395 shares of HWT common stock, for a total purchase price of $973,765. As a result of these purchases, our ownership percentage in HWT increased from 55% to 85%. These acquisitions were accounted for as purchases, and the purchase price was allocated primarily to customer contracts and developed technology, which are included in the accompanying consolidated balance sheet under the caption “Intangible assets, net.” These assets are being amortized on a straight line basis over lives of 3 years.
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

Equity Investments
      As of December 31, 2004, we have no equity investments. On October 25, 2000, we invested $3.7 million in Dream Incubator, Inc. (DI), a management consulting company that develops strategies for e-businesses in Japan, and acquired a 19% interest. Under the terms of our investment agreement with DI, the Company had one seat on DI’s board of directors, with special voting rights and other privileges, and, therefore, used the equity method of accounting for this investment. In 2002 and 2001, our equity ownership percentage in DI was diluted from approximately 19% to approximately 15.7%, as a result of subsequent sales of DI’s common stock. Both rounds of financing by DI were at a higher price per share than what we previously paid and we recorded non-cash gains of $1.8 million and $1.4 million for 2002 and 2001, respectively, as a result of the change in equity interest.

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

Related Party Transactions
      We recognized approximately $229,000 in net revenues from consulting services provided to Sapient S.p.A in 2002. In addition to recognizing revenue for services provided to Sapient S.p.A., the Company reduced its general and administrative expenses by approximately $100,000 for start-up and administrative services billed to the joint venture in 2002. No amounts were recognized as revenue or reductions to general and administrative expenses in 2004 and 2003. The Company had no material receivables or payables outstanding with this entity at December 31, 2004.

Discontinued Operations
      In December 2002, we ceased operations in Japan. Our financial statements and all financial information included in this report for 2002 and prior periods reflect the results of operations for Japan as a single line item listed as “Loss from discontinued operations.”

Results of Operations
      The following table sets forth the percentage of revenues of items included in our consolidated statements of operations:

	Years Ended
	December 31,

	2004	2003	2002

Revenues:
Service revenues	100%	100%	100%
Reimbursable expenses	5	5	5

Total gross revenues	105	105	105
Operating expenses:
Project personnel costs, before reimbursable expenses	56	61	77
Reimbursable expenses	5	5	5

Total project personnel costs	61	66	82
Selling and marketing costs	6	10	15
General and administrative costs	28	31	46
Restructuring and other related charges	1	1	38
Impairment of goodwill and intangible assets	—	—	62
Amortization of intangible assets	—	1	2
Stock-based compensation	—	1	2

Total operating expenses	96	110	247

Income (loss) from operations	9	(5)	(142)
Gain on equity investment change in interest	—	—	1
Other income (expense), net	—	2	—
Interest income	1	1	2

Income (loss) before income taxes, net equity loss from investees and loss from discontinued operations	10	(2)	(139)
Income tax provision (benefit)	1	1	(11)

Income (loss) before net equity loss from investees and loss from discontinued operations	9	(3)	(128)
Net equity loss from investees	—	—	—

Income (loss) from continuing operations	9	(3)	(128)
Loss from discontinued operations	—	—	(4)

Net income (loss)	9%	(3)%	(132)%

Years Ended December 31, 2004 and 2003

Service Revenues
      Our service revenues for 2004 and 2003 were as follows:

	Year Ended

	December 31,	December 31,		Percentage
	2004	2003	Increase	Increase

	(In thousands)
Service revenues	$253,936	$184,795	$69,141	37%

      The increase in our recurring revenues combined with the overall increase in demand for our services were the primary drivers of the year over year increase in our service revenues. The effects of foreign currency exchange rates accounted for 6% of the increase. Our recurring revenues increased to 25% of our service revenues in 2004 from 17% in 2003. Recurring revenues are revenue commitments of a year or more in which the client has committed spending levels to us or chosen us as an exclusive provider of certain services.
      In 2004, our five largest clients accounted for approximately 24% of our revenues in the aggregate; no client accounted for more than 10% of such revenues and two clients accounted for more than 5% of such revenues. In 2003, our five largest clients accounted for approximately 23% of our revenues in the aggregate; no client accounted for more than 10% of such revenues and one client accounted for more than 5% of such revenues.

Project Personnel Costs, Before Reimbursable Expenses
      Project personnel costs, before reimbursable expenses, consist principally of salaries and employee benefits for personnel dedicated to client projects, independent contractors and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense we incur in providing our services.

	Year Ended

	December 31,	December 31,	Increase	Percentage
	2004	2003	(Decrease)	Increase

	(In thousands)
Project personnel costs (before reimbursable expenses)	$142,512	$111,967	$30,545	27%

Project personnel costs (before reimbursable expenses) as a percentage of service revenues	56%	61%	(5)
      The increase in project personnel costs, before reimbursable expenses, was due to the increase in the number of delivery people in India relative to the total number of delivery people in 2004 compared to 2003. We ended 2004 with 1,898 delivery people, of which, 1,050 were in India compared to a total of 1,176 delivery people, of which 586 delivery people were in India at the end of 2003. The decrease in project personnel costs, before reimbursable expenses, as a percentage of revenue was primarily the result of the shift of our subcontractor usage to India.

Selling and Marketing Costs
      Selling and marketing costs consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional costs.

	Year Ended

	December 31,	December 31,		Percentage
	2004	2003	Decrease	Decrease

	(In thousands)
Selling and marketing costs	$15,208	$18,501	$(3,293)	(18)%

Selling and marketing costs as a percentage of service revenues	6%	10%	(4)
      Selling and marketing costs decreased in absolute dollars due primarily to our focus on recurring revenues, which leverages our existing client relationships. The decrease in percentage of service revenues is primarily due to our higher revenue base. The number of selling and marketing personnel decreased to 45 people at the end of 2004 compared to 51 people at the end of 2003.
      If our service revenues do not grow as we expect in 2005, selling and marketing costs could increase as a percentage of revenues.

General and Administrative Costs
      General and administrative costs relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses.

	Year Ended

	December 31,	December 31,	Increase	Percentage
	2004	2003	(Decrease)	Increase

	(In thousands)
General and administrative expenses	$71,282	$57,523	$13,759	24%

General and administrative expenses as a percentage of service revenues	28%	31%	(3)
      General and administrative costs decreased as a percentage of service revenues due to our increased revenue base. The increase in absolute dollars was primarily due to increased salaries and employee benefits associated with increased head count, an increase in consulting costs primarily related to Sarbanes-Oxley Section 404 compliance and an increase in our audit and tax expense. During 2004, we incurred costs of approximately $2.1 million relating to Sarbanes-Oxley Section 404 compliance. We do not anticipate a reduction of Sarbanes-Oxley Section 404 compliance-related costs in 2005. Due to our recent growth, the number of general and administrative personnel increased to 371 people at the end of 2004 compared to 256 people at the end of 2003, primarily in finance, hiring and administrative groups.
      Our general and administrative costs include a foreign currency translation loss of approximately ($54,000) in 2004, compared to a foreign currency translation gain of $1.1 million in 2003. These gains and losses were primarily related to intercompany foreign currency translations that were of a short-term nature.

Restructuring and Other Related Charges
      As a result of the decline in the demand for technology consulting services that began in the second half of 2000, and the resulting decline in our service revenues in 2001 and 2002, we restructured our workforce and operations in 2001, 2002 and the second quarter of 2003.
      The Company recorded restructuring and other related charges of approximately $1.1 million during 2004, primarily due to decreases in estimated sub-lease income in connection with the restructuring plans previously announced. No employees were terminated in connection with the restructuring charges recorded in 2004.
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

      Charges for restructuring and other related activities as of, and for the years ended December 31, 2004 and 2003 were as follows (in thousands):

	Workforce	Facilities	Total

Balance, December 31, 2003	$242	$40,545	$40,787
Additional charges	(182)	1,290	1,108
Non-cash, utilized	—	(2,344)	(2,344)
Cash utilized	(49)	(13,939)	(13,988)

Balance, December 31, 2004	$11	$25,552	$25,563

Current accrued restructuring costs			$10,560

Non-current accrued restructuring costs			$15,003

	Workforce	Facilities	Total

Balance, December 31, 2002	$5,133	$68,443	$73,576
Additional charges	1,572	563	2,135
Non-cash, utilized	(16)	(2,379)	(2,395)
Cash utilized	(6,447)	(26,082)	(32,529)

Balance, December 31, 2003	$242	$40,545	$40,787

Current accrued restructuring costs			$18,237

Non-current accrued restructuring costs			$22,550

      The remaining accrued restructuring costs are $25.6 million at December 31, 2004, of which cash portion is $24.3 million. The net cash outlay over the next 12-month period is expected to be $8.3 million and the remainder will be paid through 2011.

Amortization of Intangible Assets
      During 2004, amortization of intangible assets consisted primarily of amortization of customer contracts and developed technology resulting from prior acquisitions and investments in consolidated subsidiaries. Amortization expense related to the intangible assets was $515,000 and $1.8 million for 2004 and 2003, respectively. The decrease in amortization of intangible assets for 2004 as compared to 2003 was primarily due to various intangible assets becoming fully amortized during 2003. Amortization expense related to intangible assets is expected to be $515,000 and $128,000 for 2005 and 2006, respectively.

Stock-Based Compensation
      Stock-based compensation consists of expenses for deferred compensation associated with the Human Code, Inc. (Human Code) and The Launch Group Aktiengesellschaft (TLG) acquisitions and certain grants of restricted stock that we made in 2002 and 2003.

	Year Ended
				Percentage
	December 31, 2004	December 31, 2003	Decrease	Decrease

	(In thousands)
Stock-based compensation expenses	$779	$1,089	$(310)	(28)%

Stock-based compensation expenses as a percentage of service revenues	0.3%	0.6%	(0.3)
      Stock based compensation recorded in connection with the acquisition of Human Code had been fully amortized or forfeited as of the end of the second quarter of 2004. The decrease in stock-based compensation expense was primarily due to the reduction of deferred compensation related to stock options and shares of restricted stock forfeited by people that ceased to be employed by the Company in 2003.

Other Income (Expense)
      Other income (expense) primarily consisted of realized gain and loss from disposition of our investment in shares of common stock of DI in 2003.

	Year Ended

	December 31,	December 31,		Percentage
	2004	2003	Decrease	Decrease

	(In thousands)
Other income (expense)	$65	$2,729	$(2,664)	(98)%

      Other income decreased due to a realized gain of approximately $2.8 million from the sale of shares of common stock we held in DI during 2003. We classify all cost method equity investments of publicly traded companies as available-for-sale. Available-for-sale investments are reported at fair value as of each balance sheet date. Fair value is determined based on market quotations. Investments in equity securities for which fair value is not readily determinable are carried at cost. If the fair value of the investment declines below cost, we consider available evidence, including the duration and extent to which the market value has been less than cost, to evaluate the extent to which the decline is “other than temporary.” If the decline is considered other than temporary, the cost basis of the investment is adjusted down to fair value and the adjustment is included in our consolidated statement of operations. If the decline is considered temporary in nature, the adjustment is reflected as a component of other comprehensive income in the statement of stockholders’ equity. In 2003, we recorded charges of approximately $45,000 to write-down certain investments we made in certain businesses because we considered the decline in the value of these investments to be other than temporary. As of December 31, 2004, we have no equity investments.

Interest Income
      Interest income is derived primarily from investments in U.S. government securities, tax-exempt, short-term municipal bonds and commercial paper.

	Year Ended

	December 31,	December 31,		Percentage
	2004	2003	Increase	Increase

	(In thousands)
Interest income	$2,655	$1,902	$753	40%

      Interest income increased primarily due to higher prevailing interest rates and our slightly higher average cash and marketable investment balances.

Provision (Benefit) for Income Taxes
      We have deferred tax assets which have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses incurred and uncertainty as to the extent, jurisdiction and timing of profitability in future periods, we recorded a valuation allowance of $115.0 million and $118.0 million at December 31, 2004 and 2003, respectively. We recorded a net income tax provision of $2.4 million for 2004, which related primarily to federal alternative minimum tax, state minimum taxes and foreign taxes. We recorded a net income tax provision of $1.3 million for 2003, which related primarily to state minimum taxes and foreign taxes. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

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
      We do not allocate certain selling and marketing and general and administrative expenses to our business unit segments in the United States, because these activities are managed separately from the business units. We did not allocate the costs associated with the 2002 restructuring plans across our operating segments for internal measurements purposes, given that the substantial majority of the restructuring costs represented consolidation of facilities. We did allocate the workforce reduction costs associated with the restructuring activity in the second quarter of 2003 across our operating segments due to the specific identification of terminated employees to their respective individual operating segment. We did not allocate the restructuring and other related charges recorded during 2004 and in the third quarter of 2003 across our operating segments as these charges resulted primarily from changes in estimated sub-lease income in connection with the restructuring plans previously announced.
      During 2004, we identified Canada as another reportable segment based upon quantitative calculations and we are reporting our results by operating segments accordingly. Results for operating segments for 2003 have been reclassified to reflect this change.
      The tables below present the service revenues and operating income (loss) attributable to these operating segments for 2004 and 2003. The “all other” category includes HWT and unallocated costs relating to India.

	Year Ended
				Percentage
	December 31,	December 31,	Increase	Increase
Service Revenues	2004	2003	(Decrease)	(Decrease)

	(In thousands)
Financial Services	$20,480	$19,616	$864	4%
Public Services	24,771	26,535	(1,764)	(7)%
Automotive/ Consumer/ Energy	53,442	35,980	17,462	49%
Technology/ Communications	36,722	21,947	14,775	67%
United Kingdom	63,770	51,211	12,559	25%
Germany	32,089	17,784	14,305	80%
Canada	17,013	7,610	9,403	>100%

Total Reportable Segments	248,287	180,683	67,604	37%
All other	5,649	4,112	1,537	37%

Consolidated Total	$253,936	$184,795	$69,141	37%

	Year Ended

	December 31,	December 31,	Increase	Percentage Increase
Operating Income (Loss)	2004	2003	(Decrease)	(Decrease)

	(In thousands)
Financial Services(1)	$6,417	$7,179	$(762)	(11)%
Public Services(1)	9,174	4,657	4,517	97%
Automotive/ Consumer/ Energy(1)	18,019	11,779	6,240	53%
Technology/ Communications(1)	12,038	5,460	6,578	>100%
United Kingdom	6,418	(1,830)	8,248	>100%
Germany	6,835	2,333	4,502	>100%
Canada	4,647	1,558	3,089	>100%

Total Reportable Segments(1)	63,548	31,136	32,412	>100%
All other(1)	3,583	1,704	1,879	>100%
Reconciling items(2)	(41,879)	(36,401)	(5,478)	15%

Consolidated Total(3)	$25,252	$(3,561)	$28,813	>100%

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment in the United States as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income (loss) in order to arrive at consolidated income (loss) before income taxes include the following:

	Year Ended
	December 31,

	2004	2003

Restructuring and other related charges	$1,108	$—
Unallocated restructuring and other related charges	—	737
Amortization of intangible assets	515	1,772
Stock-based compensation	779	1,089
Other income	(65)	(2,729)
Interest income	(2,655)	(1,902)
Unallocated expenses	42,197 (4)	37,434 (4)

	$41,879	$36,401

(3)	Represents consolidated income (loss) before income taxes.

(4)	Includes corporate portion of both selling and marketing and general and administrative costs.

Service Revenues by Operating Segments
      Consolidated service revenues for our seven reportable operating segments for 2004 increased 37% from consolidated service revenues for these segments for 2003, of which 6% was attributable to the effects of foreign currency exchange rates. Six of our seven reportable operating segments recorded increased service revenues during this period. The increase in our Automotive, Consumer and Energy business unit’s service revenues of 49%, compared to 2003, was primarily due to increased demand from clients in the energy and automotive industries in the United States. The increase in our Technology and Communications business unit’s service revenues of 67%, compared to 2003, was primarily due to increased demand from new and existing clients in the technology and communications industries in the United States. The increase in our United Kingdom business unit’s service revenues of 25%, compared to 2003, was primarily due to increased revenues from large government, healthcare and energy clients as well as the strengthening of the Pound Sterling against the U.S. dollar. Without the effect of foreign exchange fluctuations, the increase in services revenues for our United Kingdom business unit would have been 11%. The increase in our Germany business unit’s service revenues of 80%, compared to 2003, was primarily due to increased demand from clients in the energy industry as well as the strengthening of the Euro against the U.S. dollar. Without the effect of foreign currency fluctuations, the increase in service revenues for our Germany business unit would have been 66%. The increase in our Canada business unit’s service revenues of 124%, compared to 2003, was primarily due to increased demand from clients in the energy and financial service industry as well as the strengthening of the Canadian dollar against the U.S. dollar. Without the effect of foreign currency fluctuations, the increase in service revenues for our Canada business unit would have been 111%. The increase in our Financial Services business unit’s service revenues of 4%, compared to 2003, was primarily due to improved demand from clients in the financial services industry in the United States. Service revenues from our Public Services business unit declined 7%, compared to 2003, primarily due to decline in service revenues from our federal government clients.
      Within our business units, we expect that demand for our services in our Technology and Communications will increase as a percentage of revenues, but that our Public Services and German business units’ revenues will decrease as a percentage of total revenues in the first quarter of 2005. We expect that the percentage of revenues in our other business units in the first quarter of 2005 will not change materially from the fourth quarter of 2004.

Operating Income (Loss) by Operating Segments
      Operating income for our reportable segments increased significantly during 2004, compared to 2003, and all of our reportable segments had profitable operating results. Our Public Services; Automotive, Consumer and Energy; Technology and Communications; Germany; United Kingdom; and Canada business units all reported increases in operating income and improvements in their operating margin in 2004, compared to 2003. These improvements are primarily the result of the increase in our recurring revenues and the shift of contractor mix to India. Although our Public Services business unit had a decrease in 2004 service revenue compared to 2003, cost reductions and improvement in staff utilization led to improved margins, which resulted in a $4.5 million increase in operating income in 2004. The operating income for our Financial Services business unit declined slightly in 2004, compared to 2003, primarily due to increases in our project personnel costs.

Years Ended December 31, 2003 and 2002

Service Revenues
      Our service revenues for 2003 and 2002 were as follows:

	Year Ended

	December 31,	December 31,		Percentage
	2003	2002	Increase	Increase

	(In thousands)
Service revenues	$184,795	$173,811	$10,984	6%

      The increase in our service revenues was attributable to an increase in the demand for our services towards the end of 2003, and to the effects of currency changes which accounted for 5% of the increase. Following stabilization and modest growth in the demand for our services in the first three quarters of 2003, we began to see increased growth in the fourth quarter of 2003. The percentage of our revenues attributable to support and maintenance projects increased, growing to 13% of our total service revenues in 2003 from 7% in 2002.
      In each of the years 2003 and 2002, our five largest clients accounted for approximately 23% of our revenues in the aggregate; no client accounted for more than 10% of such revenues and one client accounted for more than 5% of such revenues.

Project Personnel Costs, Before Reimbursable Expenses
      Project personnel costs, before reimbursable expenses, consist principally of salaries and employee benefits for personnel dedicated to client projects, independent contractors and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense we incur in providing our services.

	Year Ended

	December 31,	December 31,		Percentage
	2003	2002	Decrease	Decrease

	(In thousands)
Project personnel costs (before reimbursable expenses)	$111,967	$133,275	$(21,308)	(16)%

Project personnel costs (before reimbursable expenses) as a percentage of service revenues	61%	77%	(16)
      Project personnel costs, before reimbursable expenses, decreased both in absolute dollars and as a percentage of service revenues primarily due to improved utilization of our billable personnel over the course of the year. Due to the restructuring actions taken during 2002, project personnel costs decreased over the course of 2002, remained relatively unchanged in the first three quarters of 2003, and increased in the fourth quarter to deliver on the increased demand for our services. Overall, our project personnel costs declined from 2002 to 2003 as a result of the restructuring actions taken in 2002.

Selling and Marketing Costs
      Selling and marketing costs consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional costs.

	Year Ended

	December 31,	December 31,		Percentage
	2003	2002	Decrease	Decrease

	(In thousands)
Selling and marketing costs	$18,501	$26,192	$(7,691)	(29)%

Selling and marketing costs as a
percentage of service revenues	10%	15%	(5)
      Selling and marketing costs decreased both in absolute dollars and as a percentage of services revenues primarily due to our higher revenue base and a decrease in the average number of selling and marketing personnel from 78 in 2002 to 58 in 2003 resulting from our restructuring actions, and related decreases in travel expenses and marketing promotions.

General and Administrative Costs
      General and administrative costs relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, recruiting, training and administrative groups, and depreciation and occupancy expenses.

	Year Ended

	December 31,	December 31,		Percentage
	2003	2002	Decrease	Decrease

	(In thousands)
General and administrative expenses	$57,523	$79,338	$(21,815)	(27)%

General and administrative expenses as a percentage of service revenues	31%	46%	(15)

      General and administrative costs decreased both in absolute dollars and as a percentage of services revenues primarily due to restructurings and other cost-saving actions in 2002 and 2003, and our higher revenue base. As a result of these restructuring and cost-saving actions, the average number of our general and administrative personnel decreased from 360 in 2002 to 262 in 2003. These earlier restructuring and cost-saving actions allowed us to generate increased leverage from our existing general and administrative resources when our service revenues began to increase.

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
      Charges for restructuring and other related activities as of, and for the years ended December 31, 2003 and 2002 were as follows (in thousands):

	Workforce	Facilities	Total

Balance, December 31, 2002	$5,133	$68,443	$73,576
Additional charges	1,572	563	2,135
Non-cash, utilized	(16)	(2,379)	(2,395)
Cash utilized	(6,447)	(26,082)	(32,529)

Balance, December 31, 2003	$242	$40,545	$40,787

Current accrued restructuring costs			$18,237

Non-current accrued restructuring costs			$22,550

			Depreciable
	Workforce	Facilities	Assets	Total

Balance, December 31, 2001	$1,635	$51,705	$—	$53,340
Additional charges	23,883	46,393	1,797	72,073
Adjustments	(643)	(3,883)	—	(4,526)
Non-cash, utilized	(903)	(3,968)	(1,797)	(6,668)
Cash utilized	(18,839)	(21,804)	—	(40,643)

Balance, December 31, 2002	$5,133	$68,443	$—	$73,576

Current accrued restructuring costs				$36,466

Non-current accrued restructuring costs				$37,110

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

	Year Ended

	December 31,	December 31,		Percentage
	2003	2002	Decrease	Decrease

	(In thousands)
Stock-based compensation expenses	$1,089	$3,161	$(2,072)	(66)%

Stock-based compensation expenses as a percentage of service revenues	1%	2%	(1)
      Stock-based compensation decreased primarily due to the termination of certain employees to whom the deferred compensation related.
      In connection with the TLG acquisition, in July 2001, we issued $10.0 million of restricted common stock to the former TLG employees continuing with us, of which approximately $600,000 had not been amortized as of December 31, 2003. The stock-based compensation charge for former TLG employees was approximately $0.9 million and $2.7 million for 2003 and 2002, respectively. In connection with the termination of certain TLG employees to whom the deferred compensation relates, approximately $490,000 of deferred compensation was reversed through additional paid-in-capital during 2003, and approximately $2.0 million of deferred compensation was reversed through additional paid-in-capital and approximately $903,000 was charged to restructuring and other related charges during 2002. Stock-based compensation for 2002 also includes a non-recurring catch-up adjustment of approximately $461,000 to correct the amortization period. We began to amortize the deferred compensation over a period of 4.75 years, commencing on the date of acquisition. The period should have been 4.0 years, which was corrected during the third quarter of 2002.
      We assumed the outstanding options in connection with the acquisition of Human Code and recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options. As of December 31, 2003, $16,000 had not been amortized. When the Human Code employees to whom the deferred compensation relates were terminated, $63,000 and $374,000 of deferred compensation were reversed through additional paid-in-capital during 2003 and 2002, respectively. Stock-based compensation was approximately $105,000 and $342,000 in 2003 and 2002, respectively.
      On October 23, 2002, we granted 324,500 shares of restricted common stock to senior executive officers of the Company, other than Messrs. Greenberg and Moore. Four of these senior executive officers have since left the Company and 67,500 shares were forfeited as a result. The remaining shares vest ratably over a period of four years. The related stock-based compensation charge for 2003 was approximately $99,000, and approximately $19,000 per quarter for the next 11 quarters, and $5,000 for the final quarter, will be expensed.
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

Other Income (Expense)
      Other income (expense) primarily consists of realized gain and loss from disposition of our investment in shares of common stock of DI.

	Year Ended

	December 31,	December 31,		Percentage
	2003	2002	Increase	Increase

	(In thousands)
Other income	$2,729	$33	$2,696	>100%

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

Interest Income
      Interest income is derived primarily from investments in U.S. government securities, tax-exempt, short-term municipal bonds and commercial paper.

	Year Ended

	December 31,	December 31,		Percentage
	2003	2002	Decrease	Decrease

	(In thousands)
Interest income	$1,902	$4,312	$(2,410)	(56)%

      Interest income decreased primarily due to the decrease in the average cash and investment balances and lower interest rates, offset in part by transferring investment balances to higher interest bearing taxable securities.

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
      The table below presents the service revenues and operating income (loss) attributable to these operating segments for 2003 and 2002. The ‘all other’ category includes HWT and unallocated costs relating to India. During the first three quarters of 2002, our “all other’ category also included our Japanese subsidiary. During the fourth quarter of 2002, we discontinued operations in Japan and classified the results of operations as discontinued for all periods presented.

	Year Ended
				Percentage
	December 31,	December 31,	Increase	Increase
Service Revenues	2003	2002	(Decrease)	(Decrease)

	(In thousands)
Financial Services	$19,616	$39,382	$(19,766)	(50)%
Public Services	26,535	20,799	5,736	28%
Automotive/ Consumer/ Energy	35,980	35,115	865	2%
Technology/ Communications	21,947	16,079	5,868	37%
United Kingdom	51,211	39,738	11,473	29%
Germany	17,784	11,102	6,682	60%
Canada	7,610	6,795	815	12%

Total Reportable Segments	180,683	169,010	11,673	7%
All other	4,112	4,801	(689)	(14)%

Consolidated Total	$184,795	$173,811	$10,984	6%

	Year Ended
				Percentage
	December 31,	December 31,	Increase	Increase
Operating Income (Loss)	2003	2002	(Decrease)	(Decrease)

	(In thousands)
Financial Services(1)	$7,179	$3,672	$3,507	96%
Public Services(1)	4,657	(3,770)	8,427	>100%
Automotive/ Consumer/ Energy(1)	11,779	2,753	9,026	>100%
Technology/ Communications(1)	5,460	(1,311)	6,771	>100%
United Kingdom	(1,830)	(1,466)	(364)	(25)%
Germany	2,333	(3,964)	6,297	>100%
Canada	1,558	768	790	>100%

Total Reportable Segments(1)	31,136	(3,318)	34,454	>100%
All other(1)	1,704	2,451	(747)	(30)%
Reconciling items(2)	(36,401)	(239,831)	203,430	85%

Consolidated Total(3)	$(3,561)	$(240,698)	$237,137	99%

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment in the United States as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income (loss) in order to arrive at consolidated income (loss) before income taxes include the following:

	Year Ended December 31,

	2003	2002

Restructuring and other related charges	$—	$66,885
Unallocated restructuring and other related charges	737	—
Impairment of goodwill and intangible assets	—	107,430
Amortization of intangible assets	1,772	4,328
Stock-based compensation	1,089	3,161
Other income	(2,729)	(1,788)
Interest income	(1,902)	(4,312)
Unallocated expenses	37,434 (4)	64,127 (4)

	$36,401	$239,831

(3)	Represents consolidated income (loss) before income taxes, net equity loss from investees and loss from discontinued operations.

(4)	Includes corporate portion of both selling and marketing and general and administrative costs.
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

Operating Income (Loss) by Operating Segments
      Operating results for our reportable segments improved significantly in 2003, from an operating loss of $4.1 million in 2002 to an operating profit of $29.6 million in 2003. In 2003, all of our reportable segments, except our United Kingdom business unit, had profitable operating results. Operating income for our Financial Services business increased from $3.7 million in 2002 to $7.2 million in 2003, despite the decrease in service revenues for this business unit from 2002. Operating income for our Automotive, Consumer and Energy business increased from $2.8 million in 2002 to $11.8 million in 2003 on revenue growth of $865,000. Operating income for our Canada business unit increased to $1.6 million in 2003 compared to $0.8 million in 2002 due to improved utilization and operating efficiencies. Our Public Services, Technology and Communications and Germany business units reported operating income of $4.7 million, $5.5 million and $2.3 million, respectively in 2003, as compared to operating losses in 2002. These improvements are primarily the result of our restructuring and cost cutting actions taken during 2002 and in the second quarter of 2003, and an increase in our billable utilization. Our United Kingdom business unit reported an operating loss of $1.8 million in 2003, as compared to an operating loss of $1.5 million in 2002, primarily due to higher than estimated project personnel costs.

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
Liquidity and Capital Resources
      We have primarily funded our operations from proceeds from our public stock offerings and, more recently, from cash flows generated from operations. We invest our excess cash predominantly in instruments that are highly liquid, investment grade securities. At December 31, 2004, we had approximately $175.6 million in cash, cash equivalents, restricted cash and marketable investments, compared to $161.2 million at December 31, 2003.
      We have deposited approximately $6.6 million with various banks as collateral for letters of credit and performance bonds, and have classified this cash as restricted on our consolidated balance sheet at December 31, 2004.
      At December 31, 2004, we had the following contractual obligations:

	Payments Due By Period

	Less than			More than
	One Year	1-3 Years	3-5 Years	5 Years	Total

	(In thousands)
Operating leases	$6,354	$9,794	$6,579	$4,766	$27,493
Cash outlays for restructuring and other related activities(1)	8,287	13,374	12,456	10,902	45,019
Purchase obligations(2)	4,180	1,209	—	—	5,389

Total	$18,821	$24,377	$19,035	$15,668	$77,901

(1)	Cash outlays for restructuring and other related activities include minimum future lease and related payments for excess facilities, net of estimated sublease income of $6.2 million under existing arrangements, excluding expected sublease arrangements of approximately $22.4 million.

(2)	Purchase obligations represent minimum commitments due to third parties, including subcontractor agreements, telecommunication contracts, IT maintenance contracts in support of internal use software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties, have been excluded. Amounts presented also exclude accounts payable and accrued expenses at December 31, 2004.
      Cash provided by operating activities from continuing operations was $20.3 million for 2004, including cash used for previously recorded restructuring activity of $14.0 million, income from continuing operations of $22.8 million, increases in unbilled revenue of $1.7 million and in deferred revenues of $4.9 million, offset by net non-cash charges of $7.5 million, including $6.5 million of depreciation and amortization and increases in accrued expenses of $3.3 million. DSO is calculated based on actual full year service revenue and year end receivables balance, therefore, our days sales outstanding (DSO) for accounts receivable increased from 76 days for 2003 to 81 days for 2004 primarily due to an increase in receivables directly related to the 37% increase in revenue. We expect DSO for the first quarter of 2005 to be in the range of 70-75 days.
      Cash used in investing activities from continuing operations was $30.3 million for 2004. This was due primarily to $20.5 million of net purchase and sale of marketable investments and capital expenditures of $9.8 million.
      Cash provided by financing activities from continuing operations was $7.7 million for 2004, representing the cash proceeds provided from the sale of common stock through our employee stock purchase plan and the exercise of stock options.
      The total cash outlay for the restructuring and other related activities implemented in 2001, 2002 and 2003 is expected to be approximately $146.0 million. The remaining $25.6 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs and leasehold improvements for facilities vacated. As of December 31, 2004, $121.8 million of cash had been used for restructuring and other related costs, of which $14.0 million was expended during 2004. Lease termination payments were $1.4 million and $2.6 million for 2004 and 2003, respectively. Our estimated future restructuring and other related activities’ cash outlays are included in our contractual liabilities.
      We believe that our existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet our working capital and capital expenditure requirement and expected cash outlay for our previously recorded restructuring activities for at least the next 12 months.
      On December 2, 2004, the Board of Directors authorized a stock repurchase program of up to $25.0 million over a two-year period. The Company has not made stock repurchases under this program as of December 31, 2004.
New Accounting Pronouncements
      In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. EITF 03-01 also provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. In September 2004, the FASB delayed until further notice the effective date of the measurement and recognition guidance contained in EITF 03-01. The disclosure requirements of EITF 03-01 are effective for annual financial statements for fiscal years ending after December 15, 2003. The adoption of EITF 03-01 is not expected to have a material impact on our financial position or results of operations.
      In October 2004, the FASB approved the consensus reached on EITF No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” EITF 04-10 provides guidance on evaluating the aggregation criteria when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with paragraph 19 of SFAS 141. The adoption of EITF 04-10 is not expected to have a material impact on our financial position or results of operations.
      In December 2004, the FASB issued two FASB Staff Position (FSP) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” states that the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FSP FAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allows a company additional time to evaluate whether the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” These FSPs are effective December 21, 2004 and may affect how a company accounts for deferred income taxes. We are currently evaluating the impact of these FSPs on our results of operations and financial position.
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments”, a revision to SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R eliminates the alternative to use Accounting Principles Board (APB) Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R requires the use of an option pricing model for estimating the fair value of employee stock options and rights to purchase shares under stock participation plans, which is amortized to expense over the service periods. SFAS No. 123R is effective for public companies for all employee awards of share-based payments granted, modified or settled in any interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the impact of SFAS No. 123R on our financial statements.
Risk Factors
      The following important factors, among others, could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Annual Report or presented elsewhere by management from time to time.

The demand for business and technology consulting services has improved, yet this demand may weaken significantly if the current improvement in the economic climate does not continue.
      The market for our consulting services and the technologies used in our solutions historically has tended to fluctuate in tandem with economic cycles — particularly those in the United States and the United Kingdom, where the majority of our revenues are earned. During economic cycles when many companies are experiencing financial difficulties or uncertainty, clients and potential clients may cancel or delay spending on technology initiatives. Moreover, during the past few years, companies typically have not exhibited the same sense of urgency to invest in technology initiatives that they exhibited during the period of economic expansion, prior to 2000. The economic uncertainty caused by recent military actions in Iraq, as well as by fallout from the accounting scandals involving Enron, Worldcom and other companies, also has depressed technology spending. Although the economic climate has shown signs of improvement since the third quarter of 2003, this improvement may not continue for a meaningful period of time. If the economic climate again deteriorates, large companies may cancel or delay their business and technology consulting initiatives. If the rate of cancellations or delays significantly increases, because of a weak economic climate or for other reasons, our business, financial condition and results of operations could be materially and adversely affected.

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
      Our business is labor intensive, and our success depends upon our ability to attract, retain, train and motivate highly skilled employees. The improvement in demand for business and technology consulting services that began in the third quarter of 2003 has further increased the need for employees with specialized skills or significant experience in business and technology consulting. We have been expanding our operations in all locations and these expansion efforts will be highly dependent on attracting a sufficient number of highly skilled people. We may not be successful in attracting enough employees to achieve our desired expansion or staffing plans. Furthermore, the industry turnover rates for these types of employees are high, and we may not be successful in retaining, training and motivating the employees we are able to attract. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements. Such inability may also force us to increase our hiring of expensive independent contractors, which could increase our costs and reduce our profitability on client engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce and other resources. Our future success will depend on our ability to manage the levels and related costs of our workforce and other resources effectively.

We earn revenues, incur costs and maintain cash balances in multiple currencies, and currency fluctuations could adversely affect our financial results.
      We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international segment revenues were $112.9 million in 2004. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues, purchases, payroll and investments. We also have a significant amount of foreign currency net asset exposures. Certain foreign currency exposures are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in US dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk, because we frequently incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.
      Our cash position includes amounts denominated in foreign currencies. We manage our worldwide cash requirements considering available funds from our subsidiaries and the cost effectiveness with which these funds can be accessed. The repatriation of cash balances from certain of our subsidiaries outside the United States could have adverse tax consequences and be limited by foreign currency exchange controls. However, those balances are generally available without legal restrictions to fund ordinary business operations. We have transferred, and will continue to transfer, cash from those subsidiaries to the parent company, and to other international subsidiaries, when it is cost effective to do so. However, any fluctuations in foreign currency exchange rates could materially impact the availability and size of these funds for repatriation or transfer.

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
      Our business model focuses heavily on delivering measurable business results for our clients, and increasingly we are aligning our interests with our client’s interests by putting a portion of our fees at risk, dependent on our client’s attainment of the business value we promised. In 2004, we recognized $3.4 million of revenue by achieving previously agreed measurable business results. Our inability to deliver the business value that we have promised on a project could materially affect the profitability of that project, because we typically will incur the same level of project costs regardless of whether the promised business value is attained. We could also experience delays in revenue recognition or payment because the measurement of business value is often complex and may involve a verification process between us and our client. As a result, our failure to deliver the business value that we promise to our clients could materially affect our business, financial condition and results of operations.

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
      Jerry A. Greenberg and J. Stuart Moore, our Co-Chairmen of the Board of Directors and Co-Chief Executive Officers, own approximately 33.6% of our common stock in the aggregate. As a result, they have the ability to substantially influence, and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of Directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.

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

We may be unable to achieve anticipated benefits from acquisitions and joint ventures.
      The anticipated benefits from any acquisitions or joint ventures that we may undertake might not be achieved. For example, if we acquire a company, we cannot be certain that clients of the acquired business will continue to conduct business with us, or that employees of the acquired business will continue their employment or integrate successfully into our operations and culture. The identification, consummation and integration of acquisitions and joint ventures require substantial attention from management. The diversion of management’s attention, as well as any difficulties encountered in the integration process, could have an adverse impact on our business, financial condition and results of operations. Further, we may incur significant expenses in completing any such acquisitions, and we may assume significant liabilities, some of which may be unknown at the time of such acquisition.

The failure to successfully and timely implement an upgrade of our corporate financial system could harm our business.
      In April 2004, we commenced an implementation of Oracle lli Financials to upgrade our current financial systems. The Oracle lli Financials implementation is anticipated to be completed in the second and third fiscal quarters of 2005. The implementation will, among other benefits, increase the automation of, and ensure greater internal control and productivity for, our financial processes, as well as enable centralization of business functions within the company and improve our data integrity, controls, and the use of our people and systems. Failure to successfully implement the new system in a timely, effective and efficient manner could result in the disruption of our operations, the inability to comply with our Sarbanes-Oxley obligations and the inability to report our financial results in a timely manner.

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
      We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments. At December 31, 2004, our exposure to market risk relates primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of fixed income securities. We invest only with high credit quality issuers and we do not currently use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material adverse impact on the fair value of our investment portfolio.
Exchange Rate Sensitivity
      We face exposure to adverse movements in foreign currency exchange rates, as a significant portion of our revenues, expenses, assets, and liabilities are denominated in currencies other than the U.S. Dollar, primarily the British pound, the euro, the Indian rupee and the Canadian dollar. These exposures may change over time as business practices evolve. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.
      For a discussion of the risks we face as a result of foreign currency fluctuations, please see “Risk Factors” in Part II — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8.	Financial Statements and Supplementary Data
SAPIENT CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Sapient Corporation:
We have completed an integrated audit of Sapient Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Sapient Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Sapient Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company lacked a sufficient complement of senior financial accounting and reporting personnel possessing competencies commensurate with the Company’s financial reporting requirements, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2004, the Company lacked a sufficient complement of senior financial accounting and reporting personnel possessing competencies commensurate with the Company’s financial reporting requirements. The lack of sufficient senior financial accounting and reporting personnel impacts the Company’s ability to appropriately segregate incompatible financial accounting and reporting responsibilities and limits the Company’s ability to effectively monitor and oversee financial accounting and reporting processes. As a result of this control deficiency, the Company recorded audit adjustments in its consolidated fourth quarter financial statements for 2004 resulting from: (i) not properly accounting for a lease incentive payment received in the United Kingdom, (ii) not properly accruing for rent on a straight-line basis during a free rent period on a lease in India, and (iii) a mathematical error in the Company’s calculation of its accrual for health insurance claims incurred but not yet reported. In addition to the actual fourth quarter audit adjustments described above, this control deficiency could result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
In our opinion, management’s assessment that Sapient Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Sapient Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts,
March 16, 2005

SAPIENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$66,779	$67,592
Marketable investments	38,172	72,961
Restricted cash	3,168	3,174
Accounts receivable, less allowance for doubtful accounts of $1,896 and $1,516 at December 31, 2004 and 2003, respectively	51,278	30,078
Unbilled revenues on contracts	16,875	14,387
Income tax receivable	—	657
Prepaid expenses	5,922	4,049
Other current assets	3,130	1,577

Total current assets	185,324	194,475
Marketable investments	64,006	9,201
Restricted cash	3,454	8,311
Property and equipment, net	14,612	13,180
Intangible assets, net	643	1,158
Deferred tax asset	815	—
Other assets	749	575

Total assets	$269,603	$226,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,125	$3,882
Accrued expenses	18,832	14,637
Accrued restructuring costs, current portion	10,560	18,237
Accrued compensation	17,722	8,718
Income taxes payable	4,116	1,976
Deferred revenues on contracts	9,285	3,867

Total current liabilities	66,640	51,317
Accrued restructuring costs, net of current portion	15,003	22,550
Other long term liabilities	2,027	621

Total liabilities	83,670	74,488

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none outstanding at December 31, 2004 and 2003	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 130,482,574 and 129,897,952 shares issued at December 31, 2004 and 2003, respectively	1,304	1,299
Additional paid-in capital	477,669	471,653
Treasury stock, at cost, 6,221,679 and 7,817,942 shares at December 31, 2004 and 2003, respectively	(7,251)	(9,118)
Deferred compensation	—	(594)
Accumulated other comprehensive income	4,090	1,870
Accumulated deficit	(289,879)	(312,698)

Total stockholders’ equity	185,933	152,412

Total liabilities and stockholders’ equity	$269,603	$226,900

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenues:
Service revenues	$253,936	$184,795	$173,811
Reimbursable expenses	12,100	9,574	8,562

Total gross revenues	266,036	194,369	182,373

Operating expenses:
Project personnel costs, before reimbursable expenses (exclusive of stock-based compensation of $690, $958 and $2,863 for 2004, 2003, and 2002, respectively)	142,512	111,967	133,275
Reimbursable expenses	12,100	9,574	8,562

Total project personnel costs	154,612	121,541	141,837

Selling and marketing costs (exclusive of stock-based compensation of $0, $59 and $236 for 2004, 2003, and 2002, respectively)	15,208	18,501	26,192
General and administrative costs (exclusive of stock-based compensation of $89, $72 and $62 for 2004, 2003, and 2002, respectively)	71,282	57,523	79,338
Restructuring and other related charges	1,108	2,135	66,885
Impairment of goodwill and intangible assets	—	—	107,430
Amortization of intangible assets	515	1,772	4,328
Stock-based compensation	779	1,089	3,161

Total operating expenses	243,504	202,561	429,171

Income (loss) from operations	22,532	(8,192)	(246,798)
Gain on equity investment change in interest	—	—	1,755
Other income (expense), net	65	2,729	33
Interest income	2,655	1,902	4,312

Income (loss) before income taxes, net equity loss from investees and loss from discontinued operations	25,252	(3,561)	(240,698)
Income tax provision (benefit)	2,433	1,337	(18,585)

Income (loss) before net equity loss from investees and loss from discontinued operations	22,819	(4,898)	(222,113)
Net equity loss from investees	—	—	(349)

Income (loss) from continuing operations	22,819	(4,898)	(222,462)
Loss from discontinued operations	—	—	(6,741)

Net income (loss)	$22,819	$(4,898)	$(229,203)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.19	$(0.04)	$(1.78)
Loss from discontinued operations	$—	$—	$(0.05)

	$0.19	$(0.04)	$(1.83)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.18	$(0.04)	$(1.78)
Loss from discontinued operations	$—	$—	$(0.05)

	$0.18	$(0.04)	$(1.83)

Weighted average common shares	123,040	121,188	124,961
Weighted average dilutive common share equivalents	5,418	—	—

Weighted average common shares and dilutive common share equivalents	128,458	121,188	124,961

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

								Accumulated
								Other
	Common Stock		Additional	Treasury Stock			Comprehensive	Comprehensive		Total
			Paid-In			Deferred	Income	Income	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Compensation	(Loss)	(Loss)	Deficit	Equity

	(In thousands)
Balance at December 31, 2001	126,314	$1,263	$468,447	(110)	$(422)	$(8,443)	$—	$(1,478)	$(78,597)	$380,770

Shares issued under stock option and purchase plans	1,335	13	3,532	—	—	—	—	—	—	3,545
Repurchases of common stock	—	—	—	(5,757)	(5,266)	—	—	—	—	(5,266)
Amortization of deferred compensation	—	—	—	—	—	3,066	—	—	—	3,066
Reversal of deferred compensation	—	—	(2,331)	—	—	3,234	—	—	—	903
Comprehensive loss:
Net loss	—	—	—	—	—	—	(229,203)	—	(229,203)	(229,203)
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	—	—	—	2,352	2,352	—	2,352
Net unrealized loss on investments	—	—	—	—	—	—	(363)	(363)	—	(363)

Comprehensive loss							$(227,214)

Balance at December 31, 2002	127,649	$1,276	$469,648	(5,867)	$(5,688)	$(2,143)		$511	$(307,800)	$155,804

Shares issued under stock option and purchase plans	2,174	22	2,086	—	—	—	—	—	—	2,108
Shares issued to non-employees	3	—	8	—	—	—	—	—	—	8
Restricted shares issued to employees	72	1	100	—	—	—	—	—	—	101
Repurchases of common stock	—	—	—	(1,951)	(3,430)	—	—	—	—	(3,430)
Amortization of deferred compensation	—	—	—	—	—	995	—	—	—	995
Gain recognized on change in interest — HWT	—	—	365	—	—	—	—	—	—	365
Reversal of deferred compensation	—	—	(554)	—	—	554	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(4,898)	—	(4,898)	(4,898)
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	—	—	—	1,564	1,564	—	1,564
Net unrealized loss on investments	—	—	—	—	—	—	(205)	(205)	—	(205)

Comprehensive loss							$(3,539)

Balance at December 31, 2003	129,898	$1,299	$471,653	(7,818)	$(9,118)	$(594)		$1,870	$(312,698)	$152,412

Shares issued under stock option and purchase plans	584	5	5,961	1,531	1,792	—	—	—	—	7,758
Shares issued to non-employees	—	—	17	3	3	—	—	—	—	20
Restricted shares issued to employees	—	—	4	62	72	—	—	—	—	76
Amortization of deferred compensation	—	—	34	—	—	594	—	—	—	628
Comprehensive income:
Net income	—	—	—	—	—	—	22,819	—	22,819	22,819
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	—	—	—	2,973	2,973	—	2,973
Net unrealized loss on investments	—	—	—	—	—	—	(753)	(753)	—	(753)

Comprehensive income							$25,039

Balance at December 31, 2004	130,482	$1,304	$477,669	(6,222)	$(7,251)	$—		$4,090	$(289,879)	$185,933

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Income (loss) from continuing operations	$22,819	$(4,898)	$(222,462)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities from continuing operations:
Loss recognized on write-down of investments	—	45	271
Realized gains on investments	(4)	(2,773)	(2,034)
Loss recognized on disposition of fixed assets	376	—	456
Depreciation	5,973	9,145	13,701
Amortization of intangible assets	515	1,772	4,328
Impairment of goodwill and intangible assets	—	—	107,430
Deferred income taxes	(773)	—	—
Allowance for doubtful accounts	654	624	263
Stock-based compensation	779	1,089	3,161
Non-cash restructuring costs	—	—	7,321
Net equity losses from investees	—	—	349
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Restricted cash	5,199	(863)	(10,622)
Accounts receivable	(20,118)	(1,568)	6,539
Unbilled revenues on contracts	(1,703)	(4,029)	(179)
Prepaid expenses	(1,689)	393	(1,230)
Other current assets	(1,469)	705	162
Other assets	(173)	1,463	304
Accounts payable	2,042	(123)	(1,026)
Accrued expenses	3,350	2,859	(306)
Accrued restructuring costs	(12,976)	(30,394)	19,583
Accrued compensation	8,547	1,580	(61)
Income taxes	2,668	1,448	12,526
Other long term liabilities	1,378	(1,100)	(1,407)
Deferred revenues on contracts	4,863	(2,043)	(2,455)

Net cash provided by (used in) operating activities from continuing operations	20,258	(26,668)	(65,388)
Net cash used in operating activities from discontinued operations	—	—	(4,077)

Net cash provided by (used in) operating activities	20,258	(26,668)	(69,465)

Cash flows from investing activities:
Purchases of property and equipment	(9,782)	(1,632)	(4,391)
Proceeds from sale of equity investment	—	—	1,562
Purchase of minority interest	—	—	(991)
Investments in and advances to affiliates	—	(1,679)	—
Proceeds from sale of investments	—	8,564	55
Sales and maturities of marketable investments	121,566	148,151	177,463
Purchases of marketable investments	(142,040)	(151,206)	(122,524)

Net cash (used in) provided by investing activities from continuing operations	(30,256)	2,198	51,174
Net cash used in investing activities from discontinued operations	—	—	(120)

Net cash (used in) provided by investing activities	(30,256)	2,198	51,054

Cash flows from financing activities:
Proceeds from stock option and purchase plans	7,708	2,108	3,444
Proceeds from sale of common stock of consolidated subsidiary	—	500	—
Repurchases of common stock	—	(3,430)	(5,266)

Net cash provided by (used in) financing activities from continuing operations	7,708	(822)	(1,822)

Effect of exchange rate changes on cash	1,477	1,655	1,718
Decrease in cash and cash equivalents	(813)	(23,637)	(18,515)
Cash and cash equivalents, beginning of year	67,592	91,229	109,744

Cash and cash equivalents, end of year	$66,779	$67,592	$91,229

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business
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

(c)	Foreign Currency Translation and Transactions
      For non-U.S. subsidiaries, which operate in a local currency environment, assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. The local currency for all foreign subsidiaries is considered to be the functional currency and, accordingly, translation adjustments are reported as a separate component of stockholders’ equity under the caption “accumulated other comprehensive income (loss).” In connection with the closure and dissolution of the Company’s operations in Japan, $1.1 million of cumulative translation adjustments were written off and are included in the Company’s 2002 loss from discontinued operations. Gains (losses) of approximately ($54,000), $1.1 million and $793,000 from foreign currency transactions are included in general and administrative costs in the statement of operations for 2004, 2003 and 2002, respectively.

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Cash and Cash Equivalents
      All highly liquid investments with original maturities of three months or less are considered cash equivalents. Cash and cash equivalent balances consist of deposits and repurchase agreements with a large U.S. commercial bank and high-grade commercial paper. At December 31, 2003, the Company classified its cash equivalent investments, totaling approximately $26.3 million as available-for-sale and these investments are stated at amortized cost, which approximates fair value. At December 31, 2004 there were no available-for-sale cash equivalent investments.

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
      The Company performs credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses and such losses have been within management’s expectations. No customer accounted for greater than 10 percent of total revenues in 2004, 2003 or 2002. In addition, no customer accounts receivable balance exceeded 10 percent of total accounts receivable as of December 31, 2004 and 2003.
      The fair market values of cash and cash equivalents, restricted cash, marketable investments, accounts receivable, accounts payable, accrued expenses and income taxes payable at both December 31, 2004 and 2003 approximate their carrying amounts.

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

(h)	Costs Incurred to Develop Computer Software for Internal Use
      The Company accounts for costs incurred to develop computer software for internal use in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. As required by SOP 98-1, the Company capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amortized over various periods up to three years. The capitalization and ongoing assessment of recoverability of development cost requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. For the year ended December 31, 2004, the Company capitalized computer software costs of $247,000 associated with the Oracle 11i upgrade. Amortization has not begun as of December 31, 2004 as the computer software has not been placed in service. No computer software costs were incurred or capitalized during 2003 and 2002.

(i)	Other Assets
      Other assets include long term investments recorded under both the cost and equity methods of accounting. The Company uses the equity method of accounting for investments when it has an ownership interest of 20% to 50% or the ability to exercise significant influence over an investee’s operating activities. At December 31, 2004 and 2003, the Company has no long term investments accounted for using the cost method or the equity method of accounting.
      The Company classifies all cost method equity investments of publicly traded companies as “available-for-sale.” Available-for-sale investments are reported at fair value as of each balance sheet date. Fair value is determined based on market quotations. Investments in equity securities for which fair value is not readily determinable are carried at cost. If the fair value of the investment declines below cost, the Company considers available evidence, including the duration and extent to which the market value has been less than cost, to evaluate the extent to which the decline is “other than temporary.” If the decline is considered other than temporary, the cost basis of the investment is adjusted down to fair value and the amount of the adjustment is included in the Company’s consolidated statement of operations. For the years ended December 31, 2004, 2003 and 2002, the Company recorded $0, $45,000 and $271,000, respectively, in charges to write down certain investments because the decline in the value of these investments was considered to be other than temporary.

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

(k)	Revenue Recognition and Allowance for Doubtful Accounts
      We recognize revenue from the provision of professional services under written service contracts with our clients when persuasive evidence of an arrangement exists, services have been provided to the customer, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where the customer, at their discretion, has the right to reject the services prior to final acceptance, revenue is deferred until such acceptance occurs.
      We recognize revenues from our fixed-price, fixed time technology implementation consulting contracts using the percentage-of-completion method pursuant to Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” Revenues generated from fixed-price, fixed time non-technology implementation contracts, except for support and maintenance contracts, are recognized based upon a proportional performance model in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Our percentage-of-completion method and our proportional performance method of accounting calculate revenue based on the percentage of labor hours incurred to estimated total labor hours. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. Revenue from time-

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and-material contracts is recognized as services are provided. Revenue generated from fixed-price support and maintenance contracts is recognized ratably over the contract term.
      Our project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, which may result in revisions to the amount of recognized revenue for a contract. Certain contracts provide for revenue to be generated based upon the achievement of certain performance standards, including $3.4 million and $956,000 of revenue recognized in 2004 and 2003, respectively. No revenue was recognized in 2002 for performance standards.
      Revenue for contracts with multiple elements are allocated based on the fair value of the elements in accordance with Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” For these arrangements we evaluate all deliverables in the contract to determine whether they represent separate units of accounting. Fair value is determined based on reliable evidence of the fair value of each deliverable. Revenues are recognized in accordance with our accounting policies for the separate elements when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in our control. This evaluation is performed at the inception of the arrangement and as each item in the arrangement is delivered. The evaluation involves significant judgments regarding the nature of the services and deliverables being provided, whether these services and deliverables can reasonably be divided into the separate units of accounting and the fair value of the separate elements.
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

(l)	Stock-Based Compensation
      Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” requires that companies either recognize compensation expense for grants of employee stock

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At December 31, 2004, the Company has eight stock-based compensation plans, which are described more fully in Note 12. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been increased to the pro forma amounts indicated below:

	2004	2003	2002

	(In thousands except per share data)
Net income (loss) as reported	$22,819	$(4,898)	$(229,203)
Add back: Stock-based compensation, included in net income (loss), as reported	759	1,081	3,161
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(21,433)	(26,311)	(44,460)

Pro forma net income (loss)	$2,145	$(30,128)	$(270,502)

Basic net income (loss) per share
As reported	$0.19	$(0.04)	$(1.83)
Basic net income (loss) per share
Pro forma	$0.02	$(0.25)	$(2.16)
Diluted net income (loss) per share
As reported	$0.18	$(0.04)	$(1.83)
Diluted net income (loss) per share
Pro forma	$0.02	$(0.25)	$(2.16)
      The stock-based compensation expense appearing in the financial statements relates to restricted stock of the Company granted to senior officers of the Company and restricted stock of HWT, Inc. (HWT, formerly HealthWatch Technologies, LLC) granted to an executive of HWT, as well as the Human Code, Inc. (Human Code) and The Launch Group Aktiengesellschaft (TLG) acquisitions. The Company assumed the Human Code options granted to Human Code employees, which vest ratably over periods up to four years. Deferred compensation expense relates to the intrinsic value of the unvested options on the date of purchase. In connection with the TLG acquisition, the Company issued restricted Sapient stocks to former TLG employees continuing employment with the Company in July 2001 and these restricted stocks are vested ratably over four years.

(m)	Advertising Costs
      The Company charges the costs of advertising to expense as incurred, and includes these costs in selling and marketing costs in the consolidated statements of operations. The amounts of advertising costs recorded by the Company were immaterial for all periods presented.

(n)	Income Taxes
      The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

(o)	Income (Loss) Per Share
      Under Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, the Company presents basic income (loss) per share and diluted income (loss) per share for each of the following line items: income (loss) from continuing operations, loss from discontinued operations and net income (loss). Basic income (loss) per share is based on the weighted average number of shares outstanding during the period, less restricted stock which is considered contingently issuable. Diluted income (loss) per share reflects the per share effect of dilutive common stock equivalents. Common stock equivalents were outstanding at December 31, 2003 and 2002 but were not included in the computation of diluted income (loss) per share because the Company recorded losses for each of the years then ended.

(p)	Comprehensive Income (Loss)
      Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) establishes standards for reporting comprehensive income (loss) and its components in the body of the financial statements. Comprehensive income (loss) includes net income (loss) as currently reported under generally accepted accounting principles and also considers the effect of other changes to stockholders’ equity unrelated to stock activity that are not required to be recorded in determining net income (loss) but are rather reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on investments which are considered temporary as components of comprehensive income (loss). At December 31, 2004 and 2003, the Company reported foreign currency translation gains in the amount of approximately $4.8 million and $1.8 million, respectively. At December 31, 2004 and 2003, the Company reported unrealized gains (losses) on investments in the amount of approximately ($717,000) and $36,000, respectively.

(q)	Segment Reporting
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

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2004, we identified Canada as another reportable segment based upon quantitative calculations and we are reporting our results by operating segments accordingly. Results for operating segments for 2003 have been reclassified to reflect this change.
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
      The tables below present the service revenues and operating income (loss) attributable to these operating segments for 2004 and 2003. The “all other” category includes HWT and unallocated costs relating to India.

	Year Ended

	December 31,	December 31,	December 31,
Service Revenues	2004	2003	2002

	(In thousands)
Financial Services	$20,480	$19,616	$39,382
Public Services	24,771	26,535	20,799
Automotive/ Consumer/ Energy	53,442	35,980	35,115
Technology/ Communications	36,722	21,947	16,079
United Kingdom	63,770	51,211	39,738
Germany	32,089	17,784	11,102
Canada	17,013	7,610	6,795

Total Reportable Segments	248,287	180,683	169,010
All other	5,649	4,112	4,801

Consolidated Total	$253,936	$184,795	$173,811

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended

	December 31,	December 31,	December 31,
Operating Income (Loss)	2004	2003	2002

	(In thousands)
Financial Services(1)	$6,417	$7,179	$3,672
Public Services(1)	9,174	4,657	(3,770)
Automotive/ Consumer/ Energy(1)	18,019	11,779	2,753
Technology/ Communications(1)	12,038	5,460	(1,311)
United Kingdom	6,418	(1,830)	(1,466)
Germany	6,835	2,333	(3,964)
Canada	4,647	1,558	768

Total Reportable Segments(1)	63,548	31,136	(3,318)
All other(1)	3,583	1,704	2,451
Reconciling items(2)	(41,879)	(36,401)	(239,831)

Consolidated Total(3)	$25,252	$(3,561)	$(240,698)

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment in the United States as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income (loss) in order to arrive at consolidated income (loss) before income taxes include the following:

	Year Ended December 31,

	2004	2003	2002

Restructuring and other related charges	$1,108	$—	$66,885
Unallocated restructuring and other related charges	—	737	—
Impairment of goodwill and intangible assets	—	—	107,430
Amortization of intangible assets	515	1,772	4,328
Stock-based compensation	779	1,089	3,161
Other income	(65)	(2,729)	(1,788)
Interest income	(2,655)	(1,902)	(4,312)
Unallocated expenses	42,197 (4)	37,434 (4)	64,127 (4)

	$41,879	$36,401	$239,831

(3)	Represents consolidated income (loss) before income taxes.

(4)	Includes corporate portion of both selling and marketing and general and administrative costs.

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(r)	Geographic Data
      Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated statements of operations and the consolidated balance sheets:

	2004	2003	2002

	(In thousands)
Service revenues:
United States	$141,064	$108,180	$115,487
International	112,872	76,615	58,324

Total service revenues	$253,936	$184,795	$173,811

Long-lived assets:
United States	$7,596	$9,208	$16,862
International	7,659	5,130	8,786

Total long-lived assets	$15,255	$14,338	$25,648

(s) New Accounting Pronouncements
      In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. EITF 03-01 also provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. In September 2004, the FASB issued FASB Staff Position 03-1-1 that delays the effective date of the measurement and recognition guidance contained in EITF 03-01 until further notice. The disclosure requirements of EITF 03-01 are effective for annual financial statements for fiscal years ending after December 15, 2003. The adoption of EITF 03-01 is not expected to have a material impact on our financial position or results of operations.
      In October 2004, the FASB approved the consensus reached on EITF No. 04-10, “Applying Paragraph 19 of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” EITF 04-10 provides guidance on evaluating the aggregation criteria when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with paragraph 19 of SFAS 141. The adoption of EITF 04-10 is not expected to have a material impact on our financial position or results of operations.
      In December 2004, the FASB issued two FASB Staff Position (FSP) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” states that the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FSP FAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allows a company additional time to evaluate whether the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” These FSPs are effective December 21, 2004 and may affect how a company accounts for deferred income taxes. We are currently evaluating the impact of these FSPs on our results of operations and financial position.

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments”, a revision to SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R eliminates the alternative to use Accounting Principles Board (APB) Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R requires the use of an option pricing model for estimating the fair value of employee stock options and rights to purchase shares under stock participation plans, which is amortized to expense over the service periods. SFAS No. 123R is effective for public companies for all employee awards of share-based payments granted, modified or settled in any interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the impact of SFAS No. 123R on our financial statements.

(3)	Marketable Investments
      At December 31, 2004 and 2003, all of the Company’s marketable investments were classified as available-for-sale. Marketable investments are carried on the balance sheet at their fair market value.
      The following tables summarize the Company’s marketable investments in thousands of dollars:

	2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agencies	$31,024	$—	$(113)	$30,911
Municipal notes and bonds	64,557	—	(551)	64,006
Corporate debt securities	7,314	—	(53)	7,261

Marketable investments	$102,895	$—	$(717)	$102,178

Current marketable investments				38,172

Non-current marketable investments				$64,006

	2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Commercial paper	$5,098	$—	$—	$5,098
U.S. government agencies	66,012	49	(18)	66,043
Municipal notes and bonds	5,907	2	—	5,909
Corporate debt securities	5,109	5	(2)	5,112

Marketable investments	$82,126	$56	$(20)	$82,162

Current marketable investments				72,961

Non-current marketable investments				$9,201

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Contractual maturities of marketable investments at December 31, 2004 (in thousands):

	Amortized	Market
	Cost	Value

Less than one year	$38,338	$38,172
Due in 1-2 years	64,557	64,006
Due in 2-5 years	—	—
Due after 5 years	—	—

Marketable investments	$102,895	$102,178

      Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Gross realized gains and losses on the sale of securities are calculated using the specific identification method, and were not material to the Company’s consolidated results of operations for 2004, 2003 and 2002.

(4)	Restricted Cash
      The Company has deposited approximately $6.6 million and $11.5 million with various banks as collateral for letters of credit and performance bonds and has classified this cash as restricted on the accompanying consolidated balance sheet at December 31, 2004 and December 31, 2003, respectively, and is reflected in current or non-current assets based on the expiration of the requirement with the various banks.

(5)	Property and Equipment
      The cost and accumulated depreciation of property and equipment at December 31, 2004 and 2003 are as follows (in thousands):

			Estimated
	2004	2003	Useful Life

Leasehold improvements	$12,404	$17,229	Lesser of lease term or 5 years
Furniture and fixtures	3,429	4,772	5 years
Office equipment	4,032	5,648	5 years
Computer equipment	12,018	11,807	3 years

	31,883	39,456
Less accumulated depreciation	(17,271)	(26,276)

Property and equipment, net	$14,612	$13,180

      Depreciation expense was approximately $6.0 million, $9.1 million and $13.7 million in 2004, 2003 and 2002, respectively.

(6)	Goodwill
      Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and ceased amortization of goodwill, which was approximately $101.8 million at that time. The Company performed an impairment review of its goodwill as of January 1, 2002, under the transitional provisions of SFAS 142. The Company identified its reporting units, allocated assets and liabilities to the reporting units and performed impairment tests on the goodwill associated with each of the reporting units by comparing the reporting units’ book value to their estimated fair value. Assets and liabilities, including

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
goodwill, were allocated to reporting units based on factors such as specific identification, percentage of revenue and headcount. The fair value of the reporting units was estimated considering a market multiple of revenue approach. During the second quarter of 2002, the Company completed the transitional impairment test of goodwill and concluded that no impairment of the goodwill had occurred as of January 1, 2002. By June 30, 2002, the Company’s stock price had declined significantly from January 1, 2002, at which point the Company’s market capitalization, based on its stock price, was below its book value, and the Company performed an interim goodwill impairment test. The Company’s stock price at January 2, 2002 was $7.25 per share and declined to $1.06 per share at June 28, 2002. Based on the analysis at June 30, 2002, the carrying amount of all reporting units exceeded their fair values and a goodwill impairment charge of $101.8 million was recognized in the statement of operations under the caption “Impairment of goodwill and intangible assets,” in 2002. This charge represented 100% of the goodwill balance at January 1, 2002. The valuation of the estimated fair value of reporting units based on a market multiple of revenue approach required significant estimates and assumptions. These estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. If different estimates or assumptions were used, it is reasonably possible that the analysis would have generated materially different results.

(7)	Intangible and Long-lived Assets
      In connection with the acquisition of additional interest in HWT (see Note 15), intangible assets of $1.5 million, primarily consisting of customer contracts and developed technology, were acquired during the first quarter of 2003. These intangible assets are being amortized on a straight-line basis over their remaining useful lives, which will become fully amortized in the first quarter of 2006. The valuation of long-lived assets requires significant estimates and assumptions, including fair value estimates such as estimated replacement cost and relief from royalty. These estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. If different estimates or adjustments were used, it is reasonably possible that the Company’s analysis would have generated materially different results.
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
      If such circumstances exist, the Company will evaluate the carrying value of long-lived assets, other than goodwill, to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. The Company determined that an interim impairment test of its long-lived assets was necessary at June 30, 2002 due to the significant decline in the Company’s market capitalization, as determined by its stock price. Utilizing the lowest level of identifiable cash flows for each long-lived asset group, the Company determined that the expected undiscounted cash flows related to its long-lived asset groups would not recover the carrying value of the assets over their remaining useful lives. Accordingly, the Company compared the carrying amounts of its long-lived assets to their estimated fair values. Fair values were estimated using methods such as estimated replacement cost and relief from royalty. Based on the analysis at June 30, 2002, the fair values of certain intangible assets were below their carrying values and an impairment charge of $5.6 million was recognized in the statement of

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operations under the caption “Impairment of goodwill and intangible assets,” for 2002. The Company determined that an impairment test of intangible assets at December 31, 2003 was necessary due to the continued lack of profitability in the HWT business unit to which the intangible assets pertain. The Company determined as a result of this test, that the expected undiscounted cash flows related to HWT were expected to recover the carrying value of the intangible assets over their remaining useful lives, and as a result, that no impairment existed as of December 31, 2003. HWT was profitable during 2004 and the Company completed an impairment test, which concluded that no impairment exists as of December 31, 2004.
      The following is a summary of intangible assets as of December 31, 2004 and 2003 (in thousands):

	December 31, 2004

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Amortizable intangible assets
Marketing assets and customer lists	$17	$(1)	$16
Customer contracts	648	(49)	599
Developed technology	1,454	(1,426)	28

Total	$2,119	$(1,476)	$643

	December 31, 2003

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Amortizable intangible assets
Marketing assets and customer lists	$2,320	$(2,291)	$29
Employment agreements	1,000	(1,000)	—
Customer contracts	1,439	(360)	1,079
Developed technology	12,110	(12,060)	50

Total	$16,869	$(15,711)	$1,158

      Amortization expense related to the intangible assets was $515,000, $1.8 million and $4.3 million for 2004, 2003 and 2002, respectively. Amortization expense related to intangible assets is expected to be $515,000 for 2005. The remaining balance of $128,000 of amortizable intangible assets is expected to be fully amortized in the first quarter of 2006.

(8)	Investments and Minority Interest
      On October 25, 2000, the Company invested $3.7 million in DI, a management consulting company that develops strategies for e-businesses in Japan, and acquired a 19% interest. Under the terms of the Company’s investment agreement with DI, the Company had one seat on DI’s board of directors, with special voting rights and other privileges, and, therefore, used the equity method of accounting for this investment. In 2002 and 2001, the Company’s equity ownership percentage in DI was diluted from approximately 19% to approximately 15.7%, as a result of subsequent sales of DI’s common stock. Both rounds of financing by DI were at a higher price per share than the Company previously paid, and the Company recorded gains of $1.8 million and $1.4 million for 2002 and 2001, respectively, as a result of the change in equity interest.
      During the fourth quarter of 2002, the Company discontinued its Sapient KK operations in Japan (See Note 17). On November 14, 2002, as part of the dissolution of Sapient KK, the Company and DI agreed to unwind the cross ownership position between DI and Sapient KK in exchange for DI lifting certain trade restrictions on its common stock owned by the Company. In addition, the Company’s designee on DI’s Board

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of Directors resigned his position as a Director of DI in November 2002. From November 2002, the Company used the cost method of accounting, since the Company no longer had the ability to significantly influence DI. The Company has sold all of its remaining interest in DI for net cash proceeds of $8.6 million and $585,000 in 2003 and 2002, respectively, realizing gains of approximately $2.8 million and $44,000 in 2003 and 2002, respectively, which were included in other income in the accompanying statements of operations.
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
      The Company recorded restructuring and other related charges of approximately $1.1 million during 2004, primarily due to decreases in estimated sub-lease income in connection with the restructuring plans previously announced. No employees were terminated in connection with the restructuring charges recorded in 2004.
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
      In connection with the restructuring plans announced in 2001, the Company recorded restructuring and other related charges of $100.6 million. The restructuring plans resulted in the termination of 1,251 employees. The restructuring plans also included closing the Sydney, Australia office and consolidating office space in other cities where the Company had multiple office locations. Included in the restructuring charge is

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately $561,000 related to the Company’s Japan subsidiary which is now included in its loss from discontinued operations for the year ended December 31, 2001. Estimated costs for the consolidation of facilities are comprised of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space, leasehold improvement write-downs, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 639,000 square feet.
      These restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. The consolidation of facilities required the Company to make estimates, which included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sub-lease income. The Company’s sub-lease assumptions include anticipated rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the future, resulting in additional adjustments and these adjustments could be material. Charges for restructuring and other related activities as of, and for 2004, 2003 and 2002 were as follows (in thousands):

	Workforce	Facilities	Total

Balance, December 31, 2003	$242	$40,545	$40,787
Additional charges	(182)	1,290	1,108
Non-cash, utilized	—	(2,344)	(2,344)
Cash utilized	(49)	(13,939)	(13,988)

Balance, December 31, 2004	$11	$25,552	$25,563

Current accrued restructuring costs			$10,560

Non-current accrued restructuring costs			$15,003

	Workforce	Facilities	Total

Balance, December 31, 2002	$5,133	$68,443	$73,576
Additional charges	1,572	563	2,135
Non-cash, utilized	(16)	(2,379)	(2,395)
Cash utilized	(6,447)	(26,082)	(32,529)

Balance, December 31, 2003	$242	$40,545	$40,787

Current accrued restructuring costs			$18,237

Non-current accrued restructuring costs			$22,550

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Depreciable
	Workforce	Facilities	Assets	Total

Balance, December 31, 2001	$1,635	$51,705	$—	$53,340
Additional charges	23,883	46,393	1,797	72,073
Adjustments	(643)	(3,883)	—	(4,526)
Non-cash, utilized	(903)	(3,968)	(1,797)	(6,668)
Cash utilized	(18,839)	(21,804)	—	(40,643)

Balance, December 31, 2002	$5,133	$68,443	$—	$73,576

Current accrued restructuring costs				$36,466

Non-current accrued restructuring costs				$37,110

			Depreciable
	Workforce	Facilities	Assets	Total

Original charge	$11,948	$33,285	$2,109	$47,342
Additional charges	11,691	23,549	2,769	38,009
Adjustments	852	13,217	1,220	15,289
Non-cash, utilized	(67)	(6,470)	(6,098)	(12,635)
Cash utilized	(22,789)	(11,876)	—	(34,665)

Balance, December 31, 2001	$1,635	$51,705	$—	$53,340

Current accrued restructuring costs				$17,829

Non-current accrued restructuring costs				$35,511

      The remaining accrued restructuring costs are $25.6 million at December 31, 2004, of which the cash portion is $24.3 million. The net cash outlay over the next 12-month period is expected to be $8.3 million and the remainder will be paid through 2011.

(10)	Income Taxes
      The provision (benefit) for income taxes consists of the following:

	2004	2003	2002

	(In thousands)
Federal, current	$160	$—	$(17,217)
State, current	63	500	201
Foreign, current	2,845	837	(648)

Subtotal, current income tax provision (benefit)	3,068	1,337	(17,664)

Federal, deferred	—	—	—
State, deferred	—	—	(921)
Foreign, deferred	(635)	—	—

Subtotal, deferred income tax provision (benefit)	(635)	—	(921)

Income tax provision (benefit)	$2,433	$1,337	$(18,585)

      No amounts were credited to additional paid-in capital for 2004, 2003 or 2002 relating to the income tax benefit of the employee stock option compensation expense for tax purposes.

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income tax expense for 2004, 2003 and 2002 differed from the amounts computed by applying the U.S. statutory income tax rate to pre-tax income as a result of the following:

	2004	2003	2002

Statutory income tax (benefit) rate	(35.0)%	(35.0)%	(35.0)%
Impact of the Job Creation and Worker Assistance Act of 2002	—	—	(6.9)
State income taxes, net of federal benefit	4.4	9.1	(3.2)
Non-deductible goodwill	—	—	13.3
Valuation allowance	22.5	63.3	23.5
Other, net	(1.5)	0.2	0.6

Effective income tax (benefit) rate	(9.6)%	37.6%	(7.7)%

      At December 31, 2004 and 2003, deferred income tax assets and liabilities resulted from differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

	2004	2003

	(In thousands)
Deferred income tax assets (liabilities), current:
Deferred revenue	$1,028	$782
Allowance for doubtful accounts	465	462
Other reserves and accruals	4,316	2,511
Unbilled revenue	(3,864)	(3,457)
Restructuring charges	10,077	77

Gross deferred income tax assets (liabilities), current	12,022	375
Valuation allowance	(12,022)	(375)

Net deferred income tax assets (liabilities), current	$—	$—

Deferred income tax assets (liabilities), non-current:
Property and equipment	$976	$(409)
In-process research and development	2,638	2,895
Goodwill and other intangibles	4,995	5,079
Tax credits	4,922	4,786
Unused net operating losses	90,686	89,996
Restructuring charges	—	15,319
Other	(479)	—

Gross deferred income tax assets (liabilities), non-current	103,738	117,666
Valuation allowance	(102,923)	(117,666)

Net deferred income tax assets (liabilities), non-current	$815	$—

      The Company has net operating loss carry-forwards of approximately $183 million and $191 million for U.S. federal purposes, $282 million and $286 million related to state jurisdictions, and $16 million and $18 million related to foreign jurisdictions at December 31, 2004 and 2003, respectively. If not utilized, the federal and state net operating loss carry-forwards will begin to expire at various times beginning in 2021 and 2007, respectively. The Company’s federal and Massachusetts research and development tax credit carry-forwards for income tax purposes are approximately $4.8 million at December 31, 2004 and 2003. If not

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
utilized, the federal tax credit carry-forwards will begin to expire in 2017. In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2001, 2002 and 2003 and uncertainty as to the extent and timing of profitability in future periods, the Company recorded a valuation allowance of approximately $115.0 million and $118.0 million at December 31, 2004 and 2003, respectively relating primarily to the United States. Having assessed the realizability of the deferred tax assets in certain foreign jurisdictions, the Company believes that due to projected future taxable income and carryback provisions in certain foreign jurisdictions, it is more likely than not that the Company will realize the net deferred tax assets in Canada and the United Kingdom in the foreseeable future. The assessment of the valuation allowance requires significant judgment and can materially affect net income. If the realization of deferred tax assets in the future becomes more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made.
      The Company has a deferred tax asset pertaining to net operating loss carry-forwards resulting from the exercise of employee stock options of approximately $4.6 million at December 31, 2004 and 2003, respectively. When recognized, the tax benefit of these loss carry-forwards will be accounted for as a credit to additional paid-in capital.
      The Company did not provide for United States income taxes and foreign withholding taxes on a cumulative total of approximately $15.9 million and $9.1 million of undistributed earnings for certain non-United States subsidiaries at December 31, 2004 and 2003. The Company intends to reinvest any earnings indefinitely in operations outside the United States.
      Net total income taxes (received) paid in 2004, 2003 and 2002 were approximately $752,000, $(200,000), and $(33.0) million, respectively.

(11)	Commitments and Contingencies
      The Company maintains its executive offices in Cambridge, Massachusetts and operating offices in several locations throughout the United States and abroad. Future minimum rental commitments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2004, net of estimated sublease income of $6.2 million and $22.4 million under existing sublease arrangements and expected future sublease arrangements, respectively, were as follows (in thousands):

Total

2005	$15,383
2006	9,251
2007	3,978
2008	6,179
2009	4,392
Thereafter	10,950
      Rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $8.7 million, $7.2 million and $10.9 million, respectively.
      The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims totaling approximately $3.6 million and various administrative audits, each of which have arisen in the ordinary course of our business. The Company has an accrual at December 31, 2004 of approximately $0.3 million related to certain of these items. The Company intends to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has previously accrued.

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
      The Company frequently warrants that the technology solutions it develops for its clients will operate in accordance with the project specifications without defects for a specified warranty period, subject to certain limitations that the Company believes are standard in the industry. In the event that defects are discovered during the warranty period, and none of the limitations apply, the Company is obligated to remedy the defects until the solution that the Company provided operates within the project specifications. The Company is not typically obligated by contract to provide its clients with any refunds of the fees they have paid, although a small number of its contracts provide for the payment of liquidated damages upon default. The Company has purchased insurance policies covering professional errors and omissions, property damage and general liability that reduce its monetary exposure for warranty-related claims and enable it to recover a portion of any future amounts paid. The Company typically provides in its contracts for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project. The Company has never paid any material amounts with respect to the warranties for its solutions, although the Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties. Deferred revenues on contracts related to warranties is immaterial as of December 31, 2004 and 2003.

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
      The Company’s 1996 Director Stock Option Plan (the Director Plan) authorizes the issuance of 240,000 shares of common stock. Each non-employee director elected to the Board of Directors after the adoption of the Director Plan will, upon his or her election, automatically be granted an option to purchase 40,000 shares of common stock at an exercise price equal to the fair market value of the Company’s common stock on the grant date. Options granted pursuant to the Directors Plan vest in four equal annual installments commencing on the first anniversary of the date of grant and generally expire ten years after the date of grant. As of December 31, 2004 and 2003, options to purchase 96,300 and 80,000 shares, respectively, of common stock were outstanding under the Director Plan.

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

(f)	Human Code 1994 Stock Option/ Stock Issuance Plan
      Prior to the acquisition of Human Code, options to purchase approximately 2,864,000 shares of Human Code common stock were outstanding at exercise prices between $0.10 and $3.25 per share. As a result of the acquisition, the Company assumed these outstanding Human Code stock options and converted them into options to purchase approximately 471,000 shares of the Company’s common stock at exercise prices between $1.00 and $32.64 per share. The options vest ratably over periods up to four years. The Company recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options, all of which has been amortized as of December 31, 2004. Stock-based compensation expense relating to these options was approximately $16,000, $105,000 and $342,000 for 2004, 2003 and 2002, respectively. In connection with the termination of certain Human Code employees to whom the deferred compensation related, $63,000 were reversed through additional paid-in-capital during 2003. Deferred compensation was fully amortized in the first quarter of 2004. No further grants may be made pursuant to the Human Code Plan. Previously outstanding options under the Human Code Plan remain outstanding, and are exercisable for shares of the Company’s common stock.

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
      The Company’s 2002 Employee Stock Purchase Plan (the 2002 Purchase Plan) authorizes the issuance of up to 2,700,000 shares of common stock to participating employees through a series of periodic offerings. The precise length of each offering, and the maximum number of shares available for purchase in each offering, are established by the Company’s Board of Directors in advance of the applicable offering commencement date. The first offering under the 2002 Purchase Plan ran from July 1, 2002 until February 28, 2003, and the maximum number of shares available was 720,000 shares. The second, third and fourth offerings under the 2002 Purchase Plan ran for six months each, and the maximum number of shares available in each offering was 540,000 shares (plus any unpurchased shares from previous offerings). The fifth offering under the 2002 Purchase Plan ran for four months, and the maximum number of shares available in the offering was 360,000 shares (plus any unpurchased shares from previous offerings). The sixth offering will run from January 1, 2005 through May 31, 2005 and the maximum number of shares available will be 685,237, which represent the unpurchased shares from previous offerings. No new shares were available for the sixth offering. An employee becomes eligible to participate in the Purchase Plan when he or she is regularly employed by the

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company for at least 20 hours a week and for more than five months in a calendar year on the first day of the applicable offering. The price at which employees can purchase common stock in an offering is 85 percent of the closing price of the common stock on the Nasdaq National Market on the day the offering commences or on the day the offering terminates, whichever is lower.
      A summary of the status of the Company’s stock option plans for 2004, 2003 and 2002 is presented below:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Fixed Options	Shares	Price	Shares	Price	Shares	Price

	(In thousands, except per share data)
Outstanding at beginning of year	20,018	$11.04	23,236	$13.67	24,620	$19.55
Granted	4,355	$6.30	5,436	$2.98	7,432	$2.43
Exercised	(1,292)	$3.17	(963)	$0.75	(136)	$1.56
Forfeited	(2,564)	$11.40	(7,691)	$14.67	(8,680)	$19.96

Outstanding at end of year	20,517	$10.45	20,018	$11.04	23,236	$14.04

Options exercisable at year end	10,599		9,411		10,627

Weighted average fair value of options granted during the year	$3.52		$1.97		$1.92

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following are the weighted average assumptions for grants in 2004, 2003 and 2002: dividend yield of zero percent for each year; expected volatility ranging from 101 to 108 percent for 2004, 79 to 119 percent for 2003 and approximately 124 percent for 2002; risk free interest rates ranging from 3.25 to 4.00 percent for 2004, 1.0 to 1.3 percent for 2003 and 1.2 to 1.8 percent for 2002; and expected lives of 4.56 years for 2004 and 4 years for 2003 and 2002. The pro forma impact on the three years ended December 31, 2004 is not necessarily representative of the pro forma effects which may be expected in future years.

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

	(In thousands)			(In thousands)
$ 0.59 to $ 0.59	8	1.3 years	$0.59	8	$0.59
$ 0.71 to $ 1.47	2,486	7.4 years	$1.44	1,292	$1.45
$ 1.53 to $ 1.91	242	8.4 years	$1.69	85	$1.64
$ 1.92 to $ 2.82	3,274	8.5 years	$2.79	639	$2.78
$ 2.91 to $ 5.93	2,219	7.0 years	$4.91	970	$5.09
$ 5.95 to $ 6.00	466	8.7 years	$5.99	55	$5.97
$ 6.01 to $ 6.04	2,239	9.4 years	$6.04	0	$0.00
$ 6.05 to $ 7.25	2,069	5.6 years	$6.63	1,326	$6.60
$ 7.27 to $10.31	2,903	5.6 years	$9.36	2,070	$9.62
$10.33 to $69.28	4,611	5.0 years	$28.87	4,154	$29.11

$ 0.59 to $69.28	20,517	6.8 years	$10.45	10,599	$14.97

(13)	Retirement Plans
      The Company established a 401(k) retirement savings plan for employees in June 1994. Under the provisions of the plan, the Company matches 25 percent of an employee’s contribution, up to a maximum of $1,250 per employee per year. Total Company contributions in 2004, 2003 and 2002 were approximately $0.5 million, $0.6 million and $1.2 million, respectively.

(14)	Stockholders’ Equity

(a)	Restricted Common Stock
      On October 23, 2002, the Company granted 324,500 shares of restricted common stock to senior executive officers of the Company. The Company did not make grants of restricted shares to Messrs. Greenberg and Moore. These shares vest ratably over a period of four years from the grant date. The Company measured the intrinsic value of the shares based on the market value of the shares on the date of the grant. Four of these senior executive officers have since left the Company and 67,500 shares were forfeited as a result. The stock-based compensation charge will be approximately $19,000 per quarter for the next 7 quarters, and $5,000 for the final quarter. On March 21, 2003, HWT issued 50,000 restricted shares of its common stock to an executive officer of HWT. The restricted shares vest ratably over a period of four years. The stock-based compensation charge will be approximately $3,300 per quarter for the next 9 quarters.
      In connection with the TLG acquisition, in July 2001, the Company issued $10.0 million of restricted common stock to the former TLG employees continuing with the Company, all of which has been amortized as of December 31, 2004. The stock-based compensation charge for former TLG employees was approximately $0.6 million $0.9 million and $2.7 million for 2004, 2003 and 2002, respectively. In connection with the termination of certain TLG employees to whom the deferred compensation relates, approximately $0.6 million of deferred compensation was reversed through additional paid-in-capital during 2003 and approximately $2.3 million of deferred compensation was reversed through additional paid-in-capital and approximately $903,000 was charged to restructuring and other related charges during 2002.

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Unrestricted Common Stock
      On August 8, 2004, the Company issued 3,000 shares of unrestricted common stock under its 1996 Equity Stock Incentive Plan to a former member of its Board of Directors and a member of its new advisory board. The shares were 100% vested upon issuance and the Company recorded stock based compensation in the amount of approximately $20,000, which was the fair market value of the shares of common stock on the issuance date.
      On August 8, 2003, the Company issued 3,000 shares of unrestricted common stock under its 1996 Equity Stock Incentive Plan to a former member of its Board of Directors and a member of its new advisory board. The shares were 100% vested upon issuance and the Company recorded stock based compensation in the amount of approximately $8,000, which was the fair market value of the shares of common stock on the issuance date.

(c)	Preferred Stock
      On February 13, 1996, the Board of Directors authorized an amendment to the Company’s Certificate of Incorporation giving the Board the authority to issue up to 5,000,000 shares, $0.01 par value, of preferred stock with terms to be established by the Board at the time of issuance. The Company has not issued shares of preferred stock to date.

(d)	Treasury Stock
      The Company uses the cost method to account for its treasury stock transactions. Treasury stock shares are issued in connection with the Company’s stock option plans, restricted stock plans and its employee stock purchase plan using the average cost basis method.
      On September 20, 2001, the Board of Directors authorized a stock repurchase program of up to $25.0 million over a one-year period. Under this program, the Company repurchased 5.6 million shares of its common stock for $5.3 million in 2002. On October 24, 2002, the Company announced an additional stock repurchase program of up to $20.0 million over a one year period. Under this program, the Company repurchased 1.9 million shares of its common stock for $3.4 million in 2003. Any purchases under either stock repurchase programs were made from time-to-time, in the open market, through block trades or otherwise.
      In 2002 and 2003, the Company also repurchased 299,696 shares and 75,004 shares, respectively, of restricted stock for $0.01 per share, as a result of forfeitures attributable to former TLG employees leaving the Company prior to vesting.
      On December 2, 2004, the Board of Directors authorized a stock repurchase program of up to $25.0 million over a two-year period. The Company has not made stock repurchases under this program as of December 31, 2004.

(e)	Income (Loss) Per Share
      The following information presents the Company’s computation of basic and diluted income (loss) per share for the periods presented in the consolidated statements of operations (in thousands, except per share data):

	2004	2003	2002

Income (loss) from continuing operations	$22,819	$(4,898)	$(222,462)
Loss from discontinued operations	$—	$—	$(6,741)

Net income (loss)	$22,819	$(4,898)	$(229,203)

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002

Basic and diluted net income (loss) per share:
Weighted average common shares outstanding	123,040	121,188	124,961
Dilutive common share equivalents	5,418	—	—

Weighted average common shares and dilutive common share equivalents	128,458	121,188	124,961

Continuing operations	$0.19	$(0.04)	$(1.78)
Discontinued operations	$0.00	$(0.00)	$(0.05)

Basic net income (loss) per share	$0.19	$(0.04)	$(1.83)

Diluted net income (loss) per share	$0.18	$(0.04)	$(1.83)

      Excluded from the above 2004 computation of weighted average common shares and dilutive common share equivalents for diluted net income per share were options to purchase 8.1 million shares of common stock because their inclusion would have an anti-dilutive effect on diluted net income per share. Weighted options to purchase approximately 16.3 million and 22.7 million shares of common stock were outstanding at December 31, 2003 and 2002, respectively, but were not included in the computation of diluted loss per share because the Company recorded a net loss from continuing operations for 2003 and 2002.

(15)	Investment in Consolidated Subsidiary
      On January 24, 2003, the Company increased its ownership percentage in HWT, a consolidated subsidiary, from 55% to 69% by purchasing a total of 587,092 shares of HWT common stock from Jerry A. Greenberg and J. Stuart Moore, its Co-Chairmen and Co-CEOs, for a total purchase price of $557,737, in cash. The purchase price per share paid to Messrs. Greenberg and Moore was $0.95, which represented a substantial loss from their cost basis per share of $5.00. Messrs. Greenberg and Moore are no longer shareholders of HWT. The Company also commenced a tender offer on January 24, 2003 to purchase the remaining shares of HWT, for $1.05 per share, in cash. The tender offer period expired on February 24, 2003. As a result of the tender offer, the Company purchased a total of 927,395 shares of HWT common stock, for a total purchase price of $973,765, and the Company’s ownership percentage in HWT increased from 69% to 85%. These acquisitions were accounted for as purchases, and, the purchase price was allocated primarily to customer contracts and developed technology, which are included in the accompanying consolidated balance sheet under the caption “Intangible assets, net.” These assets will be amortized on a straight line basis over lives of 3 years.
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

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      During 2002, the Company recognized approximately $229,000 in net revenues from consulting services provided to Sapient S.p.A. In addition to recognizing revenue for services provided to Sapient S.p.A., the Company reduced general and administrative expenses by approximately $100,000 for start up and administrative services billed to the joint venture during 2002. The Company had no material receivables or payables outstanding with this entity at December 31, 2003, nor did the Company recognize any revenues or reductions to expenses in 2003. The Company incurred costs of approximately $9,000 in start up services provided by DI to Sapient KK in 2002.

(17)	Discontinued Operations
      On October 25, 2002, as a result of the decline in the demand for advanced technology consulting services in Japan and the resulting declines in Sapient KK’s service revenues, the Company announced that it would discontinue its Sapient KK operations in Japan. In December 2002, Sapient KK ceased its operating activities and the Japan office was closed.
      Japan’s operating results for 2002 have been collapsed and reclassified into a single line item under the caption “Loss from discontinued operations.” At December 31, 2004 and 2003, the Company no longer carries any asset or liability for Sapient KK in the Company’s consolidated balance sheet.
      The table below presents service revenues and pre-tax loss from discontinued operations for the year ended December 31, 2002 (in thousands):

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
      The following tables set forth certain unaudited quarterly results of operations of the Company for 2004 and 2003. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

	(In thousands, except per share data)
	(Unaudited)
Revenues:
Service revenues	$58,878	$64,464	$64,193	$66,401
Reimbursable expenses	2,179	3,554	3,178	3,189

Total gross revenues	61,057	68,018	67,371	69,590

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

	(In thousands, except per share data)
	(Unaudited)
Operating expenses:
Project personnel costs, before reimbursable expenses	36,326	36,218	34,385	35,583
Reimbursable expenses	2,179	3,554	3,178	3,189

Total project personnel costs	38,505	39,772	37,563	38,772
Selling and marketing costs	4,262	4,230	3,167	3,549
General and administrative costs	16,961	17,507	18,551	18,263
Restructuring and other related charges	—	867	241	—
Amortization of intangible assets	129	129	128	129
Stock-based compensation	212	210	224	133

Total operating expenses	60,069	62,715	59,874	60,846

Income from operations	988	5,303	7,497	8,744
Other income (expense), net	—	18	5	42
Interest income	455	581	721	898

Income before income taxes	1,443	5,902	8,223	9,684
Income tax provision	148	232	390	1,663

Net income	$1,295	$5,670	$7,833	$8,021

Basic income per share	$0.01	$0.05	$0.06	$0.06
Diluted income per share	$0.01	$0.04	$0.06	$0.06

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

	(In thousands, except per share data)
	(Unaudited)
Revenues:
Service revenues	$43,846	$44,439	$44,661	$51,849
Reimbursable expenses	2,354	2,347	2,265	2,608

Total gross revenues	46,200	46,786	46,926	54,457

Operating expenses:
Project personnel costs, before reimbursable expenses	28,388	27,508	25,059	31,012
Reimbursable expenses	2,354	2,347	2,265	2,608

Total project personnel costs	30,742	29,855	27,324	33,620
Selling and marketing costs	5,151	4,824	4,328	4,198
General and administrative costs	13,533	14,219	14,442	15,329
Restructuring and other related charges	—	1,398	737	—
Amortization of intangible assets	598	727	319	128
Stock-based compensation	384	305	332	68

Total operating expenses	50,408	51,328	47,482	53,343

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

	(In thousands, except per share data)
	(Unaudited)
Income (loss) from operations	(4,208)	(4,542)	(556)	1,114
Other income (expense), net	(26)	(170)	1,485	1,440
Interest income	502	604	385	411

Income (loss) before income taxes	(3,732)	(4,108)	1,314	2,965
Income tax provision	355	270	305	407

Net income (loss)	$(4,087)	$(4,378)	$1,009	$2,558

Basic and diluted income (loss) per share	$(0.03)	$(0.04)	$0.01	$0.02

SAPIENT CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2004, 2003 and 2002

	Balance at	Charge to		Balance at
Allowance for Doubtful Accounts	Beginning of Year	Expense	Write-Offs	End of Year

	(In thousands)
December 31, 2002	$3,220	$263	$(1,237)	$2,246
December 31, 2003	$2,246	$624	$(1,354)	$1,516
December 31, 2004	$1,516	$654	$(274)	$1,896

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. As described below under Management’s Annual Report on Internal Control Over Financial Reporting, the Company has identified a material weakness in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s Chief Executive Officers and Chief Financial Officer have concluded that as a result of the material weakness, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were not effective.
Management’s Report on Internal Control over Financial Reporting
      Sapient’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management has assessed the effectiveness of Sapient’s internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management has used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the company lacked a sufficient complement of senior financial accounting and reporting personnel possessing competencies commensurate with the company’s financial reporting requirements. The lack of sufficient senior financial accounting and reporting personnel impacts the Company’s ability to appropriately segregate incompatible financial accounting and reporting responsibilities and limits the Company’s ability to effectively monitor and oversee financial accounting and reporting processes. As a result of this control deficiency, the Company recorded audit adjustments in its consolidated fourth quarter financial statements for 2004 resulting from: (i) not properly accounting for a lease incentive payment received in the United Kingdom, (ii) not properly accruing for rent on a straight-line basis during a free rent period on a lease in India, and (iii) a mathematical error in the Company’s calculation of its accrual for health insurance claims incurred but not yet reported. In addition to the actual fourth quarter audit adjustments described above, this control deficiency could result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of this material weakness, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in Internal Control — Integrated Framework.
      Our management’s assessment of the effectiveness of Sapient’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting
      As noted in Management’s Report on Internal Control Over Financial Reporting, management has concluded that the Company lacked a sufficient complement of senior financial accounting and reporting personnel possessing competencies commensurate with the Company’s financial reporting requirements, which constitutes a material weakness in internal controls over financial reporting. During the economic downturn in 2001 and 2002, we restructured our operations and our workforce, which adversely impacted morale and increased voluntary turnover. Throughout 2004, as a result of turnover, certain key finance oversight positions were unstaffed for various periods of time. Also as a result of turnover, many key financial staff did not have significant experience in their positions at the Company. As of December 31, 2004, approximately 39% of our finance staff was with the Company for less than one year. In addition, the number of finance staff has not kept pace with the growth of the Company. Consistent with this recent revenue growth and return to profitability, we understand that our finance group must expand to meet the increase in demand for our services. The following steps will improve our ability to hire experienced, skilled finance professionals, which we believe will remedy the material weakness described in Management’s Report on Internal Control Over Financial Reporting, as follows:

•	We are aggressively recruiting experienced, skilled finance professionals using search agencies, expanding our employee referral program and offering competitive compensation packages

•	We continue to foster a work environment that encourages individual recognition, a fair performance review process and work-life balance initiatives

•	We will continue to focus on sustained profitability, which will result in monetary bonuses paid to employees, which we believe helps to increase morale and reduce turnover
      Our hiring initiative efforts have resulted in the addition of skilled finance professionals since December 31, 2004. We continue to obtain positive feedback from employees, which was recently evidenced in our annual Morale Survey.
Changes in Internal Control over Financial Reporting
      There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART III

Item 10.	Directors and Executive Officers of the Company
Directors and Compliance with Section 16(a) of the Exchange Act
      The response to this Item regarding the Directors of the Company, including the identification of the members of the Audit Committee of the Company’s Board of Directors and information regarding audit committee financial experts, will be contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Information About Our Directors” and is incorporated herein. The response to this Item regarding compliance with Section 16(a) of the Exchange Act by the Company’s officers and Directors will be contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein.
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
      The response to this Item will be contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders under the captions “Information About Our Directors” and “Information About Executive Compensation” and is incorporated herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The response to this Item with respect to security ownership of certain beneficial owners and management will be contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Information About Ownership of Our Common Stock” and is incorporated herein.
      The following table summarizes, as of December 31, 2004, the number of options issued under our equity compensation plans and the number of awards available for future issuance under these plans:

(c)
Number of Securities
Remaining Available for
	(a)	(b)	Future Issuance Under
	Number of Securities	Weighted-Average	Equity Compensation
	to be Issued Upon	Exercise Price of	Plans, Excluding
	Exercise of	Outstanding	Securities Reflected
Plan Category	Outstanding Options	Options	in Column (a)(1)(2)

Equity compensation plans approved by security holders	20,517,524	$10.45	20,254,175
Equity compensation plans not approved by security holders	—	—	—

Total	20,517,524	$10.45	20,254,175

(1)	17,666,179 of the shares listed in column (c) may be issued in the form of restricted stock, pursuant to the terms of our 1996 Equity Stock Incentive Plan and our 1998 Stock Incentive Plan. No shares of restricted stock are available for issuance under our other stock option plans.

(2)	Column (c) includes 685,237 shares that were available for issuance under our 2002 Employee Stock Purchase Plan on December 31, 2004, excluding 163,322 shares that were purchased in the four-month offering period ended December 31, 2004.

Item 13.	Certain Relationships and Related Transactions
      The response to this Item will be contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein.

Item 14.	Principal Accountant Fees and Services
      The response to this Item will be contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Statement of Independent Auditors Fees and Services” and is incorporated herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
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
Dated: March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officers:
/s/ Jerry A. Greenberg Jerry A. Greenberg	Co-Chairman and Co-Chief Executive Officer	March 16, 2005

/s/ J. Stuart Moore J. Stuart Moore	Co-Chairman and Co-Chief Executive Officer	March 16, 2005
Principal Financial Officer:

/s/ Scott J. Krenz Scott J. Krenz	Chief Financial Officer	March 16, 2005
Principal Accounting Officer:

/s/ Terry E. Hazel Terry E. Hazel	Chief Accounting Officer	March 16, 2005
Directors:

/s/ Jerry A. Greenberg Jerry A. Greenberg		March 16, 2005

/s/ J. Stuart Moore J. Stuart Moore		March 16, 2005

/s/ Jeff Cunningham Jeff Cunningham		March 16, 2005

/s/ Dennis H. Chookaszian Dennis H. Chookaszian		March 16, 2005

Signature	Title	Date

/s/ Darius W. Gaskins, Jr. Darius W. Gaskins, Jr.		March 16, 2005

/s/ Gary S. McKissock Gary S. McKissock		March 16, 2005

/s/ Bruce D. Parker Bruce D. Parker		March 16, 2005

EXHIBIT INDEX

Exhibit
Number			Description

3	.1(1)	—	Second Amended and Restated Certificate of Incorporation
3	.2(1)	—	Amended and Restated Bylaws
4	.1(2)	—	Specimen Certificate for Shares of Common Stock, $.01 par value, of the Company
10	.1(2)†	—	1996 Equity Stock Incentive Plan
10	.2(2)†	—	1996 Director Stock Option Plan
10	.3(3)†	—	1998 Stock Incentive Plan
10	.4(4)†	—	2001 Stock Option Plan
10	.5*	—	Director Compensation Matters
14	.1(5)	—	Code of Ethics and Conduct
21	*	—	List of Subsidiaries
23	.1*	—	Consent of PricewaterhouseCoopers LLP
31	.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.3*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.3*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits filed herewith.

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 000-28074).

(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-1586).

(3)	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-28074).

(4)	Incorporated herein by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders (File No. 000-28074).

(5)	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-28074).