Form 10-Q
period 2005-03-31
SAPIENT CORP
filed 2005-05-10
CIK 1008817

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     ☑ Yes          ☐ No
      As of May 2, 2005, there were 124,032,488 shares of the Company’s common stock outstanding.

SAPIENT CORPORATION
INDEX

		Page
		Number

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated and Condensed Balance Sheets as of March 31, 2005 and December 31, 2004	2
	Consolidated and Condensed Statements of Operations for the Three Months Ended March 31, 2005 and 2004	3
	Consolidated and Condensed Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004	4
	Notes to Consolidated and Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	33
Item 5.	Other Information	33
Item 6.	Exhibits	34
Signatures		35
EX-10.5 2005 Global Bonus Plan
EX-31.1 Section 302 Certification of Jerry Greenberg
EX-32.2 Section 302 Certification of Stuart Moore
EX-31.1 Section 302 Certification of Scott Krenz
EX-32.1 Section 906 Certification of Jerry Greenberg
EX-32.2 Section 906 Certification of Stuart Moore
EX-32.2 Section 906 Certification of Scott Krenz
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

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(Unaudited)
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$48,847	$66,779
Marketable investments	66,701	38,172
Restricted cash	3,138	3,168
Accounts receivable, less allowance for doubtful accounts of $1,518 and $1,896, respectively	49,539	51,278
Unbilled revenues on contracts	21,444	16,875
Prepaid expenses and other current assets	10,868	9,052

Total current assets	200,537	185,324
Marketable investments	44,261	64,006
Restricted cash	3,389	3,454
Property and equipment, net	17,466	14,612
Intangible assets, net	515	643
Deferred tax asset	797	815
Other assets	744	749

Total assets	$267,709	$269,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,970	$6,125
Accrued expenses	19,965	18,832
Accrued restructuring costs, current portion	10,328	10,560
Accrued compensation	16,250	17,722
Income taxes payable	4,269	4,116
Deferred revenues on contracts	7,200	9,285

Total current liabilities	63,982	66,640
Accrued restructuring costs, net of current portion	12,492	15,003
Other long term liabilities	2,238	2,027

Total liabilities	78,712	83,670

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 authorized and none issued at March 31, 2005 and December 31, 2004	—	—
Common stock, par value $.01 per share, 200,000,000 shares authorized, 130,482,574 and 130,482,574 shares issued at March 31, 2005 and December 31, 2004, respectively	1,304	1,304
Additional paid-in capital	478,052	477,669
Treasury stock, at cost, 6,451,815 and 6,221,679 shares at March 31, 2005 and December 31, 2004, respectively	(9,667)	(7,251)
Accumulated other comprehensive income	3,036	4,090
Accumulated deficit	(283,728)	(289,879)

Total stockholders’ equity	188,997	185,933

Total liabilities and stockholders’ equity	$267,709	$269,603

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(In thousands, except
	per share amounts)
Revenues:
Service revenues	$76,808	$58,878
Reimbursable expenses	3,546	2,179

Total gross revenues	80,354	61,057

Operating expenses:
Project personnel costs, before reimbursable expenses	45,974	36,326
Reimbursable expenses	3,546	2,179

Total project personnel costs	49,520	38,505
Selling and marketing costs	3,613	4,262
General and administrative costs	20,910	16,961
Amortization of intangible assets	129	129
Stock-based compensation	22	212

Total operating expenses	74,194	60,069

Income from operations	6,160	988
Interest and other income (expense), net	830	455

Income before income taxes	6,990	1,443
Income tax provision	839	148

Net income	$6,151	$1,295

Basic net income per share	$0.05	$0.01

Diluted net income per share	$0.05	$0.01

Weighted average common shares	124,179	122,325
Weighted average dilutive common share equivalents	5,312	5,001

Weighted average common shares and dilutive common share equivalents	129,491	127,326

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$6,151	$1,295
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,301	1,634
Amortization of intangible assets	129	129
Stock-based compensation	22	212
Provision for (recovery of) allowance for doubtful accounts, net	(327)	(139)
Changes in operating assets and liabilities:
Restricted cash	(12)	1,743
Accounts receivable	1,322	(5,420)
Unbilled revenues on contracts	(4,840)	816
Prepaid expenses and other current assets	(1,906)	387
Other assets	5	(172)
Accounts payable	(81)	(983)
Accrued expenses	1,505	(681)
Accrued restructuring costs	(2,323)	(4,671)
Accrued compensation	(1,316)	2,982
Income taxes payable	185	40
Deferred revenues on contracts	(1,912)	(2,035)
Other long term liabilities	224	493

Net cash used in operating activities	(1,873)	(4,370)
Cash flows from investing activities:
Purchases of property and equipment	(4,621)	(569)
Sales and maturities of marketable investments	18,474	29,200
Purchases of marketable investments	(27,612)	(25,857)

Net cash (used in) provided by investing activities	(13,759)	2,774
Cash flows from financing activities:
Proceeds from stock option and purchase plans	546	1,626
Repurchases of common stock	(2,604)	—

Net cash (used in) provided by financing activities	(2,058)	1,626

Effect of exchange rate changes on cash and cash equivalents	(242)	411
(Decrease) increase in cash and cash equivalents	(17,932)	441
Cash and cash equivalents, at beginning of period	66,779	67,592

Cash and cash equivalents, at end of period	$48,847	$68,033

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation
      The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K. The accompanying consolidated and condensed financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
      Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation.
      Unless the context requires otherwise, references in this Quarterly Report to “Sapient,” “the Company,” “we,” “us” or “our” refer to Sapient Corporation and its consolidated subsidiaries.

2.	Net Income Per Share
      The following information presents the Company’s computation of basic and diluted net income per share for the periods presented in the consolidated and condensed statements of operations (in thousands, except per share data):

	Three Months Ended
	March 31,

	2005	2004

Net income	$6,151	$1,295
Basic net income per share:
Weighted average common shares outstanding	124,179	122,325

Basic net income per share	$0.05	$0.01

Diluted net income per share:
Weighted average common shares outstanding	$124,179	$122,325
Dilutive common share equivalents	5,312	5,001

Weighted average common shares and dilutive common share equivalents	129,491	127,326

Diluted net income per share	$0.05	$0.01

      Excluded from the above computations of weighted average common shares and dilutive common share equivalents for diluted net income per share were options to purchase 7.5 million and 9.4 million shares of common stock for the three months ended March 31, 2005 and 2004, respectively, because their inclusion would have an anti-dilutive effect on diluted net income per share.

3.	Stock-Based Compensation
      Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” requires that companies either recognize compensation expense for grants of stock options and other equity instruments issued to employees based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At March 31, 2005, the

SAPIENT CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
Company has eight stock-based compensation plans, which are described more fully in the Company’s Annual Report on Form 10-K. The Company accounts for awards to employees under those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended
	March 31,

	2005	2004

	(In thousands, except
	per share amounts)
Net income as reported	$6,151	$1,295
Add back: Stock-based compensation, included in net income, as reported	22	212
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(2,936)	(6,078)

Pro forma net income (loss)	$3,237	$(4,571)

Basic net income (loss) per share
As reported	$0.05	$0.01
Pro forma	$0.03	$(0.04)
Diluted net income (loss) per share
As reported	$0.05	$0.01
Pro forma	$0.02	$(0.04)
      Project personnel costs (before reimbursable expenses), and general and administrative costs appearing in the consolidated and condensed statements of operations are shown exclusive of the following stock-based compensation amounts:

	For the Three
	Months Ended
	March 31,

	2005	2004

Project personnel costs, before reimbursable expenses	$9	$190
General and administrative costs	13	22

Stock-based compensation	$22	$212

SAPIENT CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

4.	Comprehensive Income (Loss)
      Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under generally accepted accounting principles and also considers the effect of additional economic events that are not required to be recorded in determining net income but rather are reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on investments as components of comprehensive income. The components of comprehensive income are presented below for the periods presented in the consolidated and condensed statements of operations:

	For the Three
	Months Ended
	March 31,

	2005	2004

Net income	$6,151	$1,295
Foreign currency translation (loss) gain	(744)	1,068
Unrealized (loss) gain on investments	(310)	26

Comprehensive income	$5,097	$2,389

5.	Contingent and Other Liabilities
      The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims totaling approximately $1.8 million and various administrative audits, each of which has arisen in the ordinary course of business. The Company has an accrual at March 31, 2005 of approximately $0.2 million related to these items. The Company intends to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has previously accrued.

6.	Restructuring and Other Related Charges
      As a result of the decline in the demand for advanced technology consulting services that began in the second half of 2000, and the resulting decline in our service revenues in 2001 and 2002, the Company restructured its workforce and operations in 2001, 2002 and the second half of 2003.
      The Company recorded restructuring and other related charges of approximately $170.7 million through December 31, 2004. The restructuring charges relate to the termination of employees and decreases in estimated sublease income in connection with the restructuring plans previously announced. The restructuring plans also resulted in discontinuing operations and closing offices where we had excess office space. Estimated costs for the consolidation of facilities include contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sublease income.
      The Company did not record restructuring and other related charges during the three month periods ended March 31 2005 and 2004.

SAPIENT CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
      Accruals for restructuring and other related activities as of, and for the three months ended March 31, 2005 and 2004, were as follows (in thousands):

	Workforce	Facilities	Total

Balance, December 31, 2004	$11	$25,552	$25,563
Adjustment	(11)	—	(11)
Non-cash, utilized	—	(420)	(420)
Cash utilized	—	(2,312)	(2,312)

Balance, March 31, 2005	$—	$22,820	$22,820

Current accrued restructuring costs			$10,328

Non-current accrued restructuring costs			$12,492

	Workforce	Facilities	Total

Balance, December 31, 2003	$242	$40,545	$40,787
Adjustment	(149)	149	—
Non-cash, utilized	—	(463)	(463)
Cash utilized	(37)	(4,634)	(4,671)

Balance, March 31, 2004	$56	$35,597	$35,653

Current accrued restructuring costs			$14,739

Non-current accrued restructuring costs			$20,914

      The remaining accrued restructuring costs are $22.8 million at March 31, 2005, of which the cash portion is $21.9 million. The net cash outlay over the next 12-month period is expected to be $9.9 million and the remainder will be paid through 2011.

7.	Income Taxes
      The Company has deferred tax assets which have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses incurred from 2001 through 2003 in the United States and Germany, and uncertainty as to the extent, and timing of profitability in future periods, the Company has continued to record a valuation allowance against deferred tax assets in the United States and Germany, which was approximately $113.0 million as of March 31, 2005. This amount decreased from approximately $115.0 million at December 31, 2004. The decrease was primarily attributable to the utilization of net operating loss carryforwards in the United States and Germany. For the first quarters of 2005 and 2004, the Company recorded an income tax provision of approximately $839,000 and $148,000, respectively, primarily related to foreign, federal alternative minimum tax and state tax obligations.
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
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

8.	Segment Information
      The Company is engaged in business activities which involve the provision of business and technology consulting services, primarily on a fixed-price basis. The Company has discrete financial data by operating segments available based on the Company’s method of internal reporting, which disaggregates its operations on a business unit basis for its United States operations and on a geographic basis for its international operations. Operating segments are defined as components of the Company concerning which separate financial information is available to manage resources and evaluate performance. Beginning with the first quarter of 2005, the Company combined several United States business units. The Company combined its Financial Services business unit and its Automotive, Consumer and Energy business unit into one business unit called Financial Services, Automotive, Consumer and Energy. In addition, within the Public Services business unit, the Company has separated the Government, Education and Health Care groups, with Education and Health Care becoming part of the Technology and Communications business unit and Government becoming a separate stand alone business unit. These changes reduce the number of United States business units to three. The Company reported four business units in the United States prior to the first quarter of 2005. The Company has reported its results by operating segments accordingly, and results for operating segments for the first quarter of 2004 have been reclassified to reflect these changes.
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
      The tables below present the service revenues and operating income attributable to these operating segments for the quarters ended March 31, 2005 and 2004. The “all other” category represents HWT, Inc. (HWT, formerly HealthWatch Technologies, LLC).

	For the Three Months
	Ended March 31,

Service Revenues	2005	2004

Financial Services/ Automotive/ Consumer/ Energy	$21,584	$16,080
Technology/ Education/ Communications/ HealthCare	17,000	9,588
Government	4,738	3,664
United Kingdom	19,053	16,969
Germany	8,067	7,869
Canada	4,710	3,567

Total Reportable Segments	75,152	57,737
All other	1,656	1,141

Consolidated Total	$76,808	$58,878

SAPIENT CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

	For the Three Months
	Ended March 31,

Operating Income	2005	2004

Financial Services/ Automotive/ Consumer/ Energy(1)	$7,513	$4,685
Technology/ Education/ Communications/ HealthCare(1)	4,759	2,589
Government(1)	1,994	1,114
United Kingdom	2,771	1,897
Germany	1,728	1,419
Canada	488	750

Total Reportable Segments(1)	19,253	12,454
All other(1)	404	(44)
Reconciling items(2)	(12,667)	(10,967)

Consolidated Total(3)	$6,990	$1,443

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment in the United States as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income in order to arrive at consolidated income before income taxes include the following:

	Three Months Ended
	March 31,

	2005		2004

Amortization of intangible assets	$129		$129
Stock-based compensation	22		212
Interest and other income (expense), net	(830)		(455)
Unallocated expenses	13,346	(4)	11,081	(4)

	$12,667		$10,967

(3)	Represents consolidated income before income taxes.

(4)	Includes corporate portion of both selling and marketing and general and administrative costs.

9.	Geographic Data
      Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated and condensed statements of operations and the consolidated and condensed balance sheets:

	Three Months Ended
	March 31,

	2005	2004

Service revenues:
United States	$44,978	$30,473
International	31,830	28,405

Total service revenues	$76,808	$58,878

SAPIENT CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
	2005	2004

Long-lived assets:
United States	$7,337	$7,596
International	10,644	7,659

Total long-lived assets	$17,981	$15,255

10.	Intangible Assets
      The following is a summary of intangible assets as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Amortizable intangible assets:
Marketing assets and customer lists	$17	$(4)	$13
Customer contracts	648	(168)	480
Developed technology	1,454	(1,432)	22

Total	$2,119	$(1,604)	$515

	December 31, 2004

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Amortizable intangible assets:
Marketing assets and customer lists	$17	$(1)	$16
Customer contracts	648	(49)	599
Developed technology	1,454	(1,426)	28

Total	$2,119	$(1,476)	$643

      Amortization expense related to intangible assets was $129,000 for the first quarter of 2005 and 2004. Amortization expense related to intangible assets is expected to be $386,000 for the remainder of 2005 and $129,000 for the year ended December 31, 2006.

11.	Foreign Currency Translation
      For non-U.S. subsidiaries, which operate in a local currency environment, assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. The local currency for all foreign subsidiaries is considered to be the functional currency and, accordingly, translation adjustments are reported as a separate component of stockholders’ equity under the caption “accumulated other comprehensive income.”
      Foreign exchange losses of approximately $875,000 and $970,000 are included in general and administrative costs in the consolidated and condensed statement of operations for the first quarter of 2005 and 2004, respectively. These losses were primarily related to intercompany foreign currency transactions that were of a short-term nature.

SAPIENT CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

12.	Stock Buyback
      On December 2, 2004, the Board of Directors authorized a stock repurchase program of up to $25.0 million over a two-year period. During the first quarter of 2005, the Company repurchased approximately 373,000 shares for $2.6 million. The Company has not set a target for repurchases and will continue to assess the marketplace periodically and repurchase shares when it is economically advantageous to the Company.

13.	Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”), a revision to SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R eliminates the alternative to use Accounting Principles Board (APB) Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R requires the use of an option pricing model for estimating the fair value of employee stock options and rights to purchase shares under stock participation plans, which is amortized to expense over the service periods. During April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123R. The amendment allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005 (i.e. first quarter of 2006 for calendar year-end companies). The Company is currently reviewing its stock-based compensation plans, including future stock option grants and the use of restricted stock units. In addition, the Company is reviewing its employee stock purchase plan and certain of its features. The purpose of these reviews is to assess the impact of SFAS No. 123R on the Company’s financial statements. The Company expects to quantify the impact of SFAS No. 123R during the second half of 2005.

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
      We continued to experience an increase in demand for our services during the first quarter of 2005. Our service revenues for the first quarter of 2005 increased 16% from the fourth quarter of 2004, and were above the guidance of $71.0 to $74.0 million that we provided for the first quarter of 2005 on the conference call we held on February 3, 2005 to announce our fourth quarter earnings and 2004 results. Our service revenues grew 30% in the first quarter of 2005 compared to the first quarter of 2004. During the fourth quarter of 2004, we entered into a multi-year contract to provide testing services for Nextel Communications, Inc. (“Nextel”). This contract, combined with other Nextel contracts we service, resulted in Nextel representing approximately 11% of our service revenues during the first quarter of 2005. We continue to focus on increasing our recurring revenues and we have improved during the first quarter of 2005 and we will continue this strategic initiative throughout 2005. Our recurring revenues were 34% of our service revenues for the first quarter of 2005 compared with 31% for the fourth quarter of 2004 and 23% for the first quarter of 2004. Recurring revenues are revenue commitments of a year or more in which the client has committed spending levels to Sapient or chosen Sapient as an exclusive provider of certain services. During 2005, certain of these recurring revenue agreements will end, while others may be signed. On April 28, 2005, in a conference call announcing our financial results for the first quarter of 2005, we estimated that our service revenues for the second quarter of 2005 would be in the range of $76.0 to $80.0 million.
      We have been engaged to provide services to the National Health Service in England (“NHS”). In connection with project delays associated with NHS beyond our control, we expect our UK revenues associated with NHS to be lower during the next few quarters. Based upon the terms of our contract with NHS, we bear no financial exposure and have not recorded a loss in connection with our NHS contract.
      As a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During the first quarter of 2005, we recorded foreign currency exchange losses of approximately $875,000. The continued strengthening of the U.S. dollar versus various currencies can result in unfavorable currency translation and decrease our reported revenues, operating expenses and operating income. For the first quarter of 2005, service revenues were $76.8 million, compared with $58.9 million for the first quarter of 2004, an increase of 30% in U.S. dollars and 28% in local currency terms. We cannot predict the volatility of foreign currency rate fluctuations against the U.S. dollar.
      Our annualized service revenues per billable employee were $149,000 for the first quarter of 2005, compared to $179,000 for the first quarter of 2004 and $145,000 for the fourth quarter of 2004. Our utilization rate for the first quarter of 2005, fourth quarter of 2004 and for the first quarter of 2004, was constant at 76%. Although our utilization rate was constant, our annualized service revenue per billable employee was slightly higher in the first quarter of 2005 compared to the fourth quarter of 2004 primarily because of higher utilization amongst our senior people. Despite our overall utilization rate remaining constant, the decline in our annualized service revenue per billable employee from the first quarter of 2004 to the first quarter of 2005 can primarily be attributable to an increase in application management support as a percentage of revenue and a decrease in the number of contractors, who are not considered employees.
      As a result of the continued increase in demand for our services, we continue to increase the number of our project personnel in order to effectively staff our client engagements and achieve the desired staffing mix in terms of experience level and role. Currently, we are retaining subcontractors in certain cases to fill specific project needs. If we are not successful in maintaining effective staffing levels, our ability to achieve our service revenue and profitability objectives will be adversely affected. Our ability to effectively staff our engagements and achieve the desired staffing mix depends heavily on our ability to keep our turnover at reasonable levels. Our annualized rate of voluntary turnover was 16% in the first quarter of 2005, which decreased from 18% for the first quarter of 2004, and increased from 15% for the fourth quarter of 2004.
      Our net income was $6.2 million for the first quarter of 2005, compared to net income of $8.0 million for the fourth quarter of 2004 and net income of $1.3 million for the first quarter of 2004. Net income in the first quarter of 2005 decreased compared to the fourth quarter of 2004 primarily due to payroll taxes associated with bonuses paid in the first quarter, higher applicable U.S. payroll taxes in the first quarter and the straight-line effect of our 2005 bonus accrual. In addition, we incurred a foreign currency exchange loss of approximately $875,000 during the first quarter of 2005 compared with a foreign currency exchange gain of approximately $293,000 in the fourth quarter of 2004. Our net income for the first quarter of 2005 reflects a higher revenue base and improved leverage of expenses than for the same period in 2004. Our operating margin for the first quarter of 2005 was 8%, compared to 13% in the fourth quarter of 2004 and 2% for the first quarter of 2004. The improvement in operating margin during the first quarter of 2005 compared to the first quarter of 2004 reflects our success in managing costs and improved leverage for both operating and general and administrative expenses as well as an increase in the percentage of projects staffed with people in our India office. On April 28, 2005, in a conference call announcing our financial results for the first quarter of 2005, we estimated that our operating margin for the second quarter of 2005 would be in the range of 10 to 12%, and 15% for the twelve months ended December 31, 2005.
      Our Global Distributed Deliverysm (GDD) methodology continues to be important to our clients’ success. This proprietary methodology, which we created in 2000, allows us to provide high-quality solutions using accelerated work schedules, by utilizing India’s highly skilled technology specialists, lower costs and continuous delivery capability resulting from time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services. The billable days, or level of effort, incurred by our India people as a percentage of total Company billable days decreased to 52% for the first quarter of 2005, compared with 53% for the same period in 2004, and was constant with the 52% level of effort for the fourth quarter of 2004. Our utilization rate for our India people was 80% for the first quarter of 2005, compared to 80% for the first quarter of 2004 and 81% for the fourth quarter of 2004. Projects with a GDD component accounted for 56% of our total service revenues in the first quarter of 2005, compared to 52% for the same period in 2004 and 56% in the fourth quarter of 2004.
      On April 28, 2005, we announced our intent to acquire Business Information Solutions, LLC (“BIS”), a 100-person, privately-held provider of SAP-related professional services, specializing in business intelligence solutions. We feel this acquisition will allow us to expand our reach in the SAP market. We have a signed letter of intent, however the acquisition has not been finalized and is subject to certain closing conditions and approvals. We believe the transaction is likely to close and we expect the transaction to be completed late in the second quarter of 2005.
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
Summary of Critical Accounting Policies; Significant Judgments and Estimates
      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated and condensed financial statements. The accompanying unaudited consolidated and condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in our Annual Report on Form 10-K. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.
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

Our project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, which may result in revisions to the amount of recognized revenue for a contract. Certain contracts provide for revenue to be generated based upon the achievement of certain performance standards, including $0.2 million in the first quarter of 2005.

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

•	Accounting for Income Taxes. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, current and enacted tax legislation and other temporary differences between book and tax accounting, to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of net operating losses incurred from 2001 through 2003 in the United States and Germany, and uncertainty as to the extent, and timing of profitability in future periods, we have continued to record a valuation allowance against deferred tax assets in the United States and Germany, which was approximately $113.0 million as of March 31, 2005. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss in each jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

We have evaluated our position with respect to FASB Staff Position (FSP) 109-2, “Accounting and Disclosure Guidance for Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” (the “Act”) and concluded that we do not anticipate any benefit as a result of the enactment of the Act. Additionally, we have evaluated our position with respect to FSP FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP FAS 109-1 clarifies that the domestic manufacturing deduction associated with the Act should be accounted for as a special deduction (rather than a rate reduction) under SFAS 109. Under this provision, we do not foresee any significant impact to our income tax liability.

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

•	Costs Incurred to Develop Computer Software for Internal Use. We account for costs incurred to develop computer software for internal use in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. As required by SOP 98-1, the Company capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over various periods up to three years. The capitalization and ongoing assessment of recoverability of development cost requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. During the first quarter of 2005, the Company capitalized costs of $390,000. Through March 31, 2005, aggregate costs of $637,000 have been capitalized. For the second quarter of 2005, we estimate that we will incur additional costs of $300,000 — $500,000 that will be capitalized under SOP 98-1 associated with our Oracle 11i upgrade. Amortization has not begun as of March 31, 2005 as the computer software has not been placed in service.

•	Restructuring and Other Related Charges. We established exit plans for each of the restructuring activities which took place in 2001 and 2002 and accounted for these plans in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” These exit plans required that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sublease income. We review on a regular basis our sublease assumptions and lease buy- out assumptions. These estimates include lease buy-out costs, anticipated rates to be charged to a sub-tenant, other terms and conditions in sublease contracts, and the timing of these sublease arrangements. If the rental markets continue to change, our lease buy-out assumptions, sublease assumptions and space requirements may not be

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

Our remaining cash lease commitments related to restructured facilities are approximately $49.0 million at March 31, 2005, of which 44% is accrued in the accompanying consolidated and condensed balance sheet, and the remaining 56% relates to sublease assumptions. We have entered into signed sublease arrangements for approximately $5.4 million, with the remaining $22.3 million for future estimated sublease arrangements. Our sublease reserve is sensitive to the timing of sublease commencement and the level of sublease rent anticipated. If the estimated sublease commencement dates were to be delayed by six months, based on our current estimates, we would potentially have to recognize an additional charge of $3.7 million in our consolidated and condensed statement of operations for restructuring and other related charges. A ten percent reduction in our sublease rate would have resulted in an additional $2.4 million of charges in the first quarter of 2005.

•	Contingent Liabilities. We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $1.8 million and various administrative audits, each of which have arisen in the ordinary course of our business. We have an accrual at March 31, 2005 of approximately $0.2 million related to these items. We intend to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts we have previously accrued.

Results of Operations
      The following table sets forth the percentage of our service revenues of items included in our consolidated and condensed statements of operations:

	Three Months
	Ended
	March 31,

	2005	2004

Revenues:
Service revenues	100%	100%
Reimbursable expenses	5	4

Total gross revenues	105	104

Operating expenses:
Project personnel costs, before reimbursable expenses	60	62
Reimbursable expenses	5	4

Total project personnel costs	65	66
Selling and marketing costs	5	7
General and administrative costs	27	29
Amortization of intangible assets	—	—
Stock-based compensation	—	—

Total operating expenses	97	102

Income from operations	8	2
Interest and other income (expense), net	1	1

Income before income taxes	9	3
Income tax provision	1	1

Net income	8%	2%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Service Revenues
      Our service revenues for the three month periods ended March 31, 2005 and 2004 were as follows:

	Three Months Ended

	March 31,	March 31,		Percentage
	2005	2004	Increase	Increase

	(In thousands)
Service revenues	$76,808	$58,878	$17,930	30%

      The increase in our recurring revenues combined with the overall increase in demand for our services were the primary drivers of the quarter over quarter increase in our service revenues. Our recurring revenues were 34% of our service revenues in the first quarter of 2005, compared with 23% in the same period in 2004. Recurring revenues are revenue commitments of a year or more in which the client has committed spending levels to us or chosen us as an exclusive provider of certain services.
      In the first quarter of 2005, our five largest clients accounted for approximately 29% of our service revenues in the aggregate, compared to 31% for the first quarter of 2004. One client, Nextel, accounted for more than 10% of our service revenues in the first quarter of 2005. No clients accounted for more than 10% of our service revenues in the first quarter of 2004.

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

	Three Months Ended

	March 31,	March 31,	Increase	Percentage
	2005	2004	(Decrease)	Increase

	(In thousands)
Project personnel costs (before reimbursable expenses)	$45,974	$36,326	$9,648	27%

Project personnel costs (before reimbursable expenses) as a percentage of service revenues	60%	62%	(2)
      The increase in project personnel costs, before reimbursable expenses, was primarily due to the increase in the number of delivery people in India. As of March 31, 2005, we had 2,175 delivery people, of which 1,232 were in India compared to a total of 1,401 delivery people as of March 31, 2004, of which 724 delivery people were in India. The decrease in project personnel costs, before reimbursable expenses, as a percentage of revenue was primarily the result of a decrease in contractor head count as a percentage of project personnel head count from the first quarter of 2004 to the first quarter of 2005.

Selling and Marketing Costs
      Selling and marketing costs consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional costs.

	Three Months Ended

	March 31,	March 31,		Percentage
	2005	2004	Decrease	Decrease

	(In thousands)
Selling and marketing costs	$3,613	$4,262	$(649)	(15)%

Selling and marketing costs as a percentage of service revenues	5%	7%	(2)
      Selling and marketing costs decreased in absolute dollars due primarily to our focus on recurring revenues, which leverages our existing client relationships. The decrease as a percentage of service revenues is primarily due to our higher revenue base. The number of selling and marketing personnel remained flat at 47 people as of March 31, 2005 and March 31, 2004.

General and Administrative Costs
      General and administrative costs relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses.

	Three Months Ended

	March 31,	March 31,	Increase	Percentage
	2005	2004	(Decrease)	Increase

	(In thousands)
General and administrative costs	$20,910	$16,961	$3,949	23%

General and administrative costs as a percentage of service revenues	27%	29%	(2)
      General and administrative costs decreased as a percentage of service revenues due to our increased revenue base. The increase in absolute dollars was primarily due to payroll taxes associated with bonuses paid in the first quarter of 2005 and increased salaries and employee benefits associated with increased head count.

Due to our recent growth, the number of general and administrative personnel increased to 402 at March 31, 2005 compared to 268 at March 31, 2004, primarily in finance, hiring and administrative groups. Once we occupy our Indian facility, we expect to begin depreciating the capital expenditure costs incurred in connection with the buildout of our Indian facility, which will result in higher general and administrative costs during the remainder of 2005.

Restructuring and Other Related Charges
      We did not record restructuring and other related charges during the three month periods ended March 31, 2005 and 2004.
      These restructuring charges and accruals require significant estimates and assumptions, including sublease income assumptions, lease buy-out costs and other related costs. Our sublease income assumptions include anticipated rates to be charged to a sub-tenant and the timing of the sublease arrangement. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the future, resulting in additional adjustments and these adjustments could be material.
      Accruals for restructuring and other related activities as of, and for the three months ended March 31, 2005 and 2004, were as follows (in thousands):

	Workforce	Facilities	Total

Balance, December 31, 2004	$11	$25,552	$25,563
Adjustment	(11)	—	(11)
Non-cash, utilized	—	(420)	(420)
Cash utilized	—	(2,312)	(2,312)

Balance, March 31, 2005	$—	$22,820	$22,820

Current accrued restructuring costs			$10,328

Non-current accrued restructuring costs			$12,492

	Workforce	Facilities	Total

Balance, December 31, 2003	$242	$40,545	$40,787
Adjustment	(149)	149	—
Non-cash, utilized	—	(463)	(463)
Cash utilized	(37)	(4,634)	(4,671)

Balance, March 31, 2004	$56	$35,597	$35,653

Current accrued restructuring costs			$14,739

Non-current accrued restructuring costs			$20,914

      The remaining accrued restructuring costs are $22.8 million at March 31, 2005, of which the cash portion is $21.9 million. The net cash outlay over the next 12-month period is expected to be $9.9 million and the remainder will be paid through 2011.

Amortization of Intangible Assets
      During the first quarters of 2005 and 2004, amortization of intangible assets consists primarily of amortization of customer contracts and developed technology resulting from prior acquisitions and investments in consolidated subsidiaries. Amortization expense related to intangible assets was $129,000 for the three months ended March 31, 2005 and 2004. Amortization expense related to intangible assets is expected to be $386,000 for the remainder of 2005 and $129,000 for the year ended December 31, 2006.

Stock-Based Compensation
      Stock-based compensation consists of expenses for deferred compensation associated with the Human Code, Inc. (Human Code) and The Launch Group Aktiengesellschaft (TLG) acquisitions and certain grants of restricted stock that we made in 2002 and 2003.

	Three Months Ended

	March 31,	March 31,		Percentage
	2005	2004	Decrease	Decrease

	(In thousands)
Stock-based compensation expense	$22	$212	$(190)	(90)%

Stock-based compensation expense as a percentage of service revenues	—	—	—
      The decrease in stock-based compensation expense is primarily due to deferred compensation becoming fully amortized or forfeited during 2004. For the first quarter of 2005, only deferred compensation relating to the issuance of restricted shares in 2003 was amortized.

Interest and Other Income (Expense)
      Interest and other income (expense) is derived primarily from investments in U.S. government securities, tax-exempt, short-term municipal bonds and commercial paper.

	Three Months Ended

	March 31,	March 31,		Percentage
	2005	2004	Increase	Increase

	(In thousands)
Interest and other income (expense)	$830	$455	$375	82%

      Interest and other income (expense) increased primarily due to higher prevailing interest rates and a slightly higher average cash and marketable investment balance.

Provision (Benefit) for Income Taxes
      We have deferred tax assets which have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses incurred from 2001 through 2003 in the United States and Germany, and uncertainty as to the extent, and timing of profitability in future periods, we have continued to record a valuation allowance against deferred tax assets in the United States and Germany, which was approximately $113.0 million at March 31, 2005. This amount decreased from approximately $115.0 million at December 31, 2004. During the first quarters of 2005 and 2004, we recorded an income tax provision of approximately $839,000 and $148,000, respectively, which related primarily to foreign, federal alternative minimum tax and state tax obligations.
      Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.
      We have evaluated our position with respect to FASB Staff Position (FSP) 109-2, “Accounting and Disclosure Guidance for Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” (the “Act”) and concluded that we do not anticipate any benefit as a result of the enactment of the Act. Additionally, we have evaluated our position with respect to FSP FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP FAS 109-1 clarifies that the domestic manufacturing deduction associated with the Act should be accounted for as a special deduction (rather than a rate reduction) under SFAS 109. Under this provision, we do not foresee any significant impact to our income tax liability.

Results by Operating Segment
      We are engaged in business activities which involve the provision of business and technology consulting services, primarily on a fixed-price basis. We have discrete financial data by operating segments available based on our method of internal reporting, which disaggregates our operations on a business unit basis for our United States operations and on a geographic basis for our international operations. Operating segments are defined as components of the Company concerning which separate financial information is available to manage resources and evaluate performance. Beginning with the first quarter of 2005, the Company combined several United States business units. The Company combined its Financial Services business unit and its Automotive, Consumer and Energy business units into one business unit called Finance Services, Automotive, Consumer and Energy. In addition, within the Public Services business unit, the Company has separated the Government, Education and Health Care groups, with Education and Health Care becoming part of the Technology and Communications business unit and Government becoming a separate stand alone business unit. These changes reduce the number of United States business units to three. The Company reported four business units in the United States prior to the first quarter of 2005. The Company has reported its results by operating segments accordingly, and results for operating segments for the first quarter of 2004 have been reclassified to reflect these changes.
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
      The tables below present the service revenues and operating income attributable to our operating segments for the first quarters of 2005 and 2004. The “all other” category represents HWT.

	Three Months Ended

	March 31,	March 31,		Percentage
Service Revenues	2005	2004	Increase	Increase

	(In thousands)
Financial Services/ Automotive/ Consumer/ Energy	$21,584	$16,080	$5,504	34%
Technology/ Education/ Communications/ HealthCare	17,000	9,588	7,412	77%
Government	4,738	3,664	1,074	29%
United Kingdom	19,053	16,969	2,084	12%
Germany	8,067	7,869	198	3%
Canada	4,710	3,567	1,143	32%

Total Reportable Segments	75,152	57,737	17,415	30%
All other	1,656	1,141	515	45%

Consolidated Total	$76,808	$58,878	$17,930	30%

	Three Months Ended
				Percentage
	March 31,	March 31,	Increase	Increase
Operating Income	2005	2004	(Decrease)	(Decrease)

	(In thousands)
Financial Services/ Automotive/ Consumer/ Energy(1)	$7,513	$4,685	$2,828	60%
Technology/ Education/ Communications/ HealthCare(1)	4,759	2,589	2,170	84%
Government(1)	1,994	1,114	880	79%
United Kingdom	2,771	1,897	874	46%
Germany	1,728	1,419	309	22%
Canada	488	750	(262)	(35)%

Total Reportable Segments(1)	19,253	12,454	6,799	55%
All other(1)	404	(44)	448	>100%
Reconciling items(2)	(12,667)	(10,967)	(1,700)	16%

Consolidated Total(3)	$6,990	$1,443	$5,547	>100%

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment in the United States as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income in order to arrive at consolidated income before income taxes include the following:

	Three Months Ended
	March 31,

	2005		2004

Amortization of intangible assets	$129		$129
Stock-based compensation	22		212
Interest and other income (expense), net	(830)		(455)
Unallocated expenses	13,346	(4)	11,081	(4)

	$12,667		$10,967

(3)	Represents consolidated income before income taxes.

(4)	Includes corporate portion of both selling and marketing and general and administrative costs.

Service Revenues by Operating Segments
      Consolidated service revenues for our six reportable operating segments for the first quarter of 2005 increased 30% in U.S. dollars and 28% in local currency terms, from consolidated service revenues for these segments for the first quarter of 2004. All of our reportable operating segments recorded increased service revenues during this period. The increase in our Financial Services, Automotive, Consumer and Energy business unit’s service revenues of 34%, compared to the same period in 2004, was primarily due to demand for new business in the financial services industry. The increase in our Technology, Education, Communication and HealthCare business unit’s service revenues of 77%, compared to the same period in 2004, was primarily due to the Nextel contract. Our Government business unit experienced revenue growth of 29%, primarily due to new business. Our United Kingdom business unit experienced demand from new and existing clients, resulting in an increase in service revenues of 12% in U.S. dollars and 8% in local currency terms. Germany’s service revenues remained relatively flat, increasing 3% in U.S. dollars and zero percent in local currency terms, as increased demand from new and existing clients was offset by expiring contracts. Our Canada business unit’s service revenues increased 32% in U.S. dollars and 22% in local currency terms, resulting from increased demand from new and existing clients.

Operating Income by Operating Segments
      For the first quarter of 2005, operating income for our reportable segments increased significantly, compared to the same period in 2004, and all of our reportable segments had profitable operating results. These improvements are primarily the result of the increase in our recurring revenues and our success in managing costs and improving leverage for both operating and general and administrative expenses. Although our Canada business unit had a 32% increase in service revenue for the first quarter of 2005 compared to the same period in 2004, increased use of contractors and costs incurred to open a new office led to a 35% decrease in operating income.

Liquidity and Capital Resources
      We have primarily funded our operations from cash flow generated from operations from prior years and the proceeds from our public stock offerings. We invest our excess cash predominantly in instruments that are highly liquid, investment grade securities. At March 31, 2005, we had approximately $166.3 million in cash, cash equivalents, restricted cash and marketable investments, compared to $175.6 million at December 31, 2004.
      We have deposited approximately $6.5 million with various banks as collateral for letters of credit and performance bonds and have classified this cash as restricted on the accompanying consolidated and condensed balance sheet at March 31, 2005.
      In our Annual Report on the Form 10-K for the year ended December 31, 2004 under the heading Liquidity and Capital Resources, we outlined our contractual obligations. For the quarter ended March 31, 2005, there have been no material changes in our contractual obligations.
      Cash used in operating activities was $1.9 million for the first quarter of 2005. This resulted primarily from the following: increase in unbilled revenues on contracts of $4.8 million, decrease in accrued restructuring costs of $2.3 million, decrease in accrued compensation of $1.3 million and decrease in deferred revenues on contracts of $1.9 million, primarily offset by net non-cash charges of $1.1 million, including $1.4 million of depreciation and amortization, and net income of $6.2 million. Days sales outstanding (DSO) is calculated based on actual 3 months of service revenue annualized and period end receivables, unbilled and deferred revenue balances. DSO for accounts receivable decreased to 71 days in the first quarter of 2005 from 76 days for the fourth quarter of 2004 primarily due to strong collection activity in the United States.
      Cash used in investing activities was $13.8 million for the first quarter of 2005. This was due primarily to $9.1 million of net purchase and sale of marketable investments and capital expenditures of $4.7 million primarily relating to the buildout of our Indian facility and Oracle 11i.
      Cash used in financing activities was $2.1 million for the first quarter of 2005, as a result of the repurchase of our common stock, netted with cash proceeds of $0.5 million provided from the sale of common stock through our employee stock purchase plan and the exercise of employee stock options.
      On December 2, 2004, the Board of Directors authorized a stock repurchase program of up to $25.0 million over a two-year period. During the first quarter of 2005, the Company repurchased approximately 373,000 shares for $2.6 million.
      During the first quarter of 2005, a fire occurred in our Gurgaon, India office. The fire did not have a material effect on our business or in our ability to serve our clients. In connection with the fire, we expect to receive insurance proceeds of approximately $0.5 million during the second quarter of 2005. The insurance proceeds are expected to cover the full value of our assets lost in the fire.
      We believe that our existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet our working capital, capital expenditure, restructuring requirements and stock repurchase initiatives for at least the next 12 months, including any cash requirements needed for the BIS acquisition and related integration costs.

New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”), a revision to SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R eliminates the alternative to use Accounting Principles Board (APB) Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R requires the use of an option pricing model for estimating the fair value of employee stock options and rights to purchase shares under stock participation plans, which is amortized to expense over the service periods. During April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123R. The amendment allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005 (i.e. first quarter of 2006 for calendar year-end companies). We are currently reviewing our stock-based compensation plans, including future stock option grants and the use of restricted stock units. In addition, we are reviewing our employee stock purchase plan and certain of its features. The purpose of these reviews is to assess the impact of SFAS No. 123R on our financial statements. We expect to quantify the impact of SFAS No. 123R during the second half of 2005.

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
      Our business is labor intensive, and our success depends upon our ability to attract, retain, train and motivate highly skilled employees. The improvement in demand for business and technology consulting services that began in the third quarter of 2003 has further increased the need for employees with specialized skills or significant experience in business and technology consulting. We have been expanding our operations in all locations, and these expansion efforts will be highly dependent on attracting a sufficient number of highly skilled people. We may not be successful in attracting enough employees to achieve our desired expansion or staffing plans. Furthermore, the industry turnover rates for these types of employees are high, and we may not be successful in retaining, training and motivating the employees we are able to attract. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements. Such inability may also force us to increase our hiring of expensive independent contractors, which could increase our costs and reduce our profitability on client engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce and other resources. Our future success will depend on our ability to manage the levels and related costs of our workforce and other resources effectively.

We earn revenues, incur costs and maintain cash balances in multiple currencies, and currency fluctuations affect our financial results.
      We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international segment revenues were $32.0 million in the first quarter of 2005. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues, purchases, payroll and investments. We also have a significant amount of foreign currency net asset exposures. Certain foreign currency exposures are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in US dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk, because we frequently incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.
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
      Our business model focuses heavily on delivering measurable business results for our clients, and increasingly we are aligning our interests with our client’s interests by putting a portion of our fees at risk, dependent on our client’s attainment of the business value we promised. In the first quarter of 2005, we recognized $0.2 million of revenue by achieving previously agreed measurable business results. Our inability to deliver the business value that we have promised on a project could materially affect the profitability of that project, because we typically will incur the same level of project costs regardless of whether the promised business value is attained. We could also experience delays in revenue recognition or payment because the measurement of business value is often complex and may involve a verification process between us and our client. As a result, our failure to deliver the business value that we promise to our clients could materially affect our business, financial condition and results of operations.

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
      Jerry A. Greenberg and J. Stuart Moore, our Co-Chairmen of the Board of Directors and Co-Chief Executive Officers, own approximately 33.7% of our outstanding common stock in the aggregate. As a result, they have the ability to substantially influence, and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of Directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.

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
      During the three months ended March 31, 2005, there were no material changes in our market risk exposure. For quantitative and qualitative disclosures about market risk affecting Sapient, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which is incorporated herein by reference.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005 and concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005, because the material weakness in the Company’s internal control over financial reporting related to its lack of a sufficient complement of senior financial accounting and reporting personnel possessing competencies commensurate with the company’s financial reporting requirements, as fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, had not been remediated.
      In light of the material weakness that exists as of March 31, 2005, the Company performed additional analysis and other post-closing procedures to ensure the Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
      No changes in the Company’s internal control over financial reporting occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plan for Material Weakness in Internal Control Over Financial Reporting
      Subsequent to the filing of the Company’s 2004 Annual Report on Form 10-K, the Company has undertaken, and continues to undertake, actions to remedy the material weakness in internal control over financial reporting described in the Annual Report on Form 10-K. Our remediation efforts to date have included the filling of several open roles in the finance area with skilled professionals, particularly, a revenue recognition manager, an SEC reporting manager, and a tax manager.
      Management expects that as of the end of the second fiscal quarter of 2005, the company’s remaining open key finance positions will be filled, and as of the end of the fourth fiscal quarter of 2005, the necessary actions to remedy the material weakness will be complete.

PART II
OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
      The following table provides information relating to the Company’s purchases of Sapient common stock shares during the first quarter of 2005.

				Approximate
			Total Number of	Dollar Value of
	Total		Shares Purchased	Shares That may
	Number of		as Part of Publicly	yet be Purchased
	Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased(1)	Paid per Share	or Programs	or Programs

January 1, 2005 — January 31, 2005	—	—	—	$25,000,000
February 1, 2005 — February 28, 2005	373,359	$6.98	373,359	22,395,774
March 1, 2005 — March 31, 2005	—	—	—	22,395,774

(1)	On November 16, 2004, the Board of Directors authorized a share purchase program for acquiring Sapient common stock of up to $25.0 million shares in the open market or in privately negotiated transactions. During the three months ended March 31, 2005, the Company repurchased 373,359 of Sapient common stock for approximately $2.6 million. The timing and amount of any future repurchases will depend on market conditions and corporate considerations. The purchase program expires in December 2006.

Item 5.	Other Information
2005 Global Bonus Plan
      On March 3, 2005, the Compensation Committee of the Company’s Board of Directors approved the Company’s 2005 Global Bonus Plan (the “Plan”), the details of which are described in Exhibit 10.5 of this Quarterly Report on Form 10-Q. The Plan, which includes among its eligible participants the Company’s executive officers (other than the co-Chief Executive Officers, who do not participate in the Plan), is effective from January 1 through December 31, 2005 (the “Plan Period”). Individuals who maintain the title of Associate, Senior Associate, Specialist, Senior Specialist, Manager, Senior Manager, Director, Vice President, Client Executive, Senior Vice President, Executive Vice President, and Executive Officer, and meet such other criteria described in the Plan, are eligible to participate in the Plan.
      The components of the Plan include: (A) funding of a Company pool available for bonuses based on satisfactory Company operating margin performance, and (B) distribution to individuals of any bonus pool made available to a Company business unit or other group or team based on team and individual performance against criteria determined by the Company, its business units and/or other groups or teams. The target bonus opportunity for the Company’s executive officers is an individually established dollar amount (versus an amount based on a percentage of the individual’s base salary). For 2005, the target bonus amounts for the executive officers are as follows:

•	Jerry A. Greenberg, Co-Chief Executive Officer — no bonus paid

•	J. Stuart Moore, Co-Chief Executive Officer — no bonus paid

•	Sheeroy D. Desai, Executive Vice President and Chief Operating Officer — $200,000

•	Alan J. Herrick, Executive Vice President — $125,000

•	Preston B. Bradford, Executive Vice President — $125,000

•	Scott J. Krenz, Senior Vice President and Chief Financial Officer — $105,000

•	Jane E. Owens, Senior Vice President and General Counsel — $100,000

      The performance criteria and/or goals for the executive officers may include the following:

•	Client Satisfaction

•	Client and/or Engagement Recognized Revenue

•	Client Contribution Margin and/or Engagement (project) Margin

•	People Satisfaction and Turnover

•	Fostering connection to the Company’s Strategic Context

•	Leadership
      Each individual is assigned an “Individual Payout Percentage,” depending on the individual’s performance. The individual payout range will move up or down certain points on either side of the 2005 Company performance percentage. Provided that a business unit or other Company group or team receives bonus funding and an allocation, and subject to pool and allocation size, a participant’s bonus will be calculated based on his or Individual Payout Percentage. The Individual Payout Percentage is multiplied by the individual’s eligible bonus amount to determine the bonus payout.
      To be eligible to receive a bonus, individuals must be working at the Company at the time of payout. Payments for 2005 will be made after the Company has reported its 2005 annual results and after all calculations have been completed (Q1 2006 timeframe is currently anticipated for payout).

Item 6.	Exhibits

3.1(1)	Second Amended and Restated Certificate of Incorporation
3.2(1)	Amended and Restated Bylaws
10.5*	2005 Global Bonus Plan
31.1*	Certification of Jerry A. Greenberg pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of J. Stuart Moore pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Scott J. Krenz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Jerry A. Greenberg pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of J. Stuart Moore pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Scott J. Krenz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 000-28074).

*	Exhibits filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAPIENT CORPORATION

Signature	Title	Date

/s/ Jerry A. Greenberg Jerry A. Greenberg	Co-Chief Executive Officer Co-Chairman of the Board	May 10, 2005

/s/ Scott J. Krenz Scott J. Krenz	Chief Financial Officer	May 10, 2005

/s/ Terry E. Hazel Terry E. Hazel	Chief Accounting Officer	May 10, 2005