Form 10-Q
period 2005-06-30
SAPIENT CORP
filed 2005-08-09
CIK 1008817

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number: 0-28074
Sapient Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3130648
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25 First Street,	02141
Cambridge, MA	(Zip Code)
(Address of principal executive offices)
617-621-0200
(Registrant’s telephone number, including area code)
N/ A
(Former name, former address and former fiscal year, if changed since last report)
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     ☑ Yes          ☐ No
      As of August 1, 2005, there were 125,197,598 shares of the Company’s common stock outstanding.

SAPIENT CORPORATION
INDEX

		Page
		Number

	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated and Condensed Balance Sheets as of June 30, 2005 and December 31, 2004	2
	Consolidated and Condensed Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004	3
	Consolidated and Condensed Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004	4
	Notes to Consolidated and Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37
	PART II. OTHER INFORMATION
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	38
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 5.	Other Information	39
Item 6.	Exhibits	40
Signatures		41
Ex-31.1 Section 302 Certification of Co-CEO
Ex-31.2 Section 302 Certification of Co-CEO
Ex-31.3 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of Co-CEO
Ex-32.2 Section 906 Certification of Co-CEO
Ex-32.3 Section 906 Certification of CFO
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

Item 1.     Financial Statements (Unaudited)
SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$50,240	$66,779
Marketable investments	72,664	38,172
Restricted cash	1,357	3,168
Accounts receivable, less allowance for doubtful accounts of $1,104 and $1,896, respectively	49,323	51,278
Unbilled revenues on contracts	24,055	16,875
Prepaid expenses and other current assets	13,410	9,052

Total current assets	211,049	185,324
Marketable investments	25,851	64,006
Restricted cash	2,886	3,454
Property and equipment, net	20,150	14,612
Goodwill	11,770	—
Intangible assets, net	3,702	643
Deferred tax asset	770	815
Other assets	744	749

Total assets	$276,922	$269,603

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,055	$6,125
Accrued expenses	18,955	18,832
Accrued restructuring costs, current portion	8,432	10,560
Accrued compensation	18,355	17,722
Income taxes payable	2,368	4,116
Deferred revenues on contracts	4,323	9,285

Total current liabilities	59,488	66,640
Accrued restructuring costs, net of current portion	16,160	15,003
Deferred tax liability	188	—
Other long term liabilities	3,047	2,027

Total liabilities	78,883	83,670

Commitments and contingencies (Note 5)
Redeemable common stock (Note 13)	671	—

Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 authorized and none issued at June 30, 2005 and December 31, 2004	—	—
Common stock, par value $.01 per share, 200,000,000 shares authorized, 130,482,574 and 130,482,574 shares issued at June 30, 2005 and December 31, 2004, respectively	1,304	1,304
Additional paid-in capital	482,316	477,669
Treasury stock, at cost, 5,296,705 and 6,221,679 shares at June 30, 2005 and December 31, 2004, respectively	(7,934)	(7,251)
Accumulated other comprehensive income	2,646	4,090
Accumulated deficit	(280,964)	(289,879)

Total stockholders’ equity	197,368	185,933

Total liabilities, redeemable common stock and stockholders’ equity	$276,922	$269,603

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Service revenues	$76,279	$64,464	$153,087	$123,342
Reimbursable expenses	2,480	3,554	6,026	5,733

Total gross revenues	78,759	68,018	159,113	129,075

Operating expenses:
Project personnel costs, before reimbursable expenses	43,552	36,218	89,526	72,544
Reimbursable expenses	2,480	3,554	6,026	5,733

Total project personnel costs	46,032	39,772	95,552	78,277
Selling and marketing costs	3,803	4,230	7,416	8,492
General and administrative costs	21,640	17,507	42,550	34,468
Restructuring and other related charges	5,250	867	5,250	867
Amortization of intangible assets	212	129	341	258
Stock-based compensation	22	210	44	422

Total operating expenses	76,959	62,715	151,153	122,784

Income from operations	1,800	5,303	7,960	6,291
Interest and other income (expense), net	1,451	599	2,281	1,054

Income before income taxes	3,251	5,902	10,241	7,345
Income tax provision	487	232	1,326	380

Net income	$2,764	$5,670	$8,915	$6,965

Basic net income per share	$0.02	$0.05	$0.07	$0.06

Diluted net income per share	$0.02	$0.04	$0.07	$0.05

Weighted average common shares	124,427	122,696	124,304	122,511
Weighted average dilutive common share equivalents	5,185	4,664	5,249	4,832

Weighted average common shares and dilutive common share equivalents	129,612	127,360	129,553	127,343

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2005	2004

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$8,915	$6,965
Adjustments to reconcile net income to net cash provided by operating activities:
Loss recognized on disposition of fixed assets	1	72
Depreciation	2,791	3,089
Amortization of intangible assets	341	258
Stock-based compensation	44	422
Provision for (recovery of) allowance for doubtful accounts, net	(609)	126
Deferred income taxes	188	—
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	2,190	2,717
Accounts receivable	2,858	(12,588)
Unbilled revenues on contracts	(7,894)	(554)
Prepaid expenses and other current assets	(4,582)	(378)
Other assets	5	(192)
Accounts payable	886	641
Accrued expenses	931	978
Accrued restructuring costs	(129)	(7,879)
Accrued compensation	1,043	8,406
Income taxes payable	(1,670)	491
Deferred revenues on contracts	(4,686)	(529)
Other long term liabilities	1,385	927

Net cash provided by operating activities	2,008	2,972
Cash flows from investing activities:
Purchases of property and equipment	(9,187)	(2,433)
Cash paid for acquisition, net of cash received	(13,334)	—
Sales and maturities of marketable investments	39,542	51,105
Purchases of marketable investments	(35,959)	(49,230)

Net cash used in investing activities	(18,938)	(558)
Cash flows from financing activities:
Proceeds from stock option and purchase plans	3,211	1,861
Repurchases of common stock	(2,604)	—

Net cash provided by financing activities	607	1,861

Effect of exchange rate changes on cash and cash equivalents	(216)	(217)
(Decrease) increase in cash and cash equivalents	(16,539)	4,058
Cash and cash equivalents, at beginning of period	66,779	67,592

Cash and cash equivalents, at end of period	$50,240	$71,650

Supplementary Cash Flow Information
Non-cash investing transaction:
Issuance of common stock for acquisition (Note 13)	$3,310	$—

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation
      The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K. The accompanying consolidated and condensed financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
      Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation.
      The accompanying financial statements differ insignificantly from those that we reported in the July 28, 2005 release of our financial results for the second quarter of 2005. The minor adjustments pertain to the consolidation of the June 2005 financial results of the recently acquired Business Information Solutions, LLC (note 13) and interest income.
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
      The following information presents the Company’s computation of basic and diluted net income per share for the periods presented in the consolidated and condensed statements of operations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income	$2,764	$5,670	$8,915	$6,965
Basic net income per share:
Weighted average common shares outstanding	124,427	122,696	124,304	122,511

Basic net income per share	$0.02	$0.05	$0.07	$0.06

Diluted net income per share:
Weighted average common shares outstanding	124,427	122,696	124,304	122,511
Dilutive common share equivalents	5,185	4,664	5,249	4,832

Weighted average common shares and dilutive common share equivalents	129,612	127,360	129,553	127,343

Diluted net income per share	$0.02	$0.04	$0.07	$0.05

      Excluded from the above computations of weighted average common shares and dilutive common share equivalents for diluted net income per share were options to purchase approximately 7.5 million and 11.5 million shares of common stock for the three months ended June 30, 2005 and 2004, respectively, because their inclusion would have an anti-dilutive effect on diluted net income per share. Excluded from the above computations of weighted average common shares and dilutive common share equivalents for diluted net income per share were options to purchase approximately 7.5 million and 9.6 million shares of common

SAPIENT CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
stock for the six months ended June 30, 2005 and 2004, respectively, because their inclusion would have an anti-dilutive effect on diluted net income per share.

3.	Stock-Based Compensation
      Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” requires that companies either recognize compensation expense for grants of stock options and other equity instruments issued to employees based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share as though the Company were recognizing expense in accordance with SFAS 123 in the notes to the financial statements. At June 30, 2005, the Company has eight stock-based compensation plans, which are described more fully in the Company’s Annual Report on Form 10-K. The Company accounts for awards to employees under those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income as reported	$2,764	$5,670	$8,915	$6,965
Add back: Stock-based compensation, included in net income (loss), net of related tax effects, as reported	22	210	44	422
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(3,004)	(5,525)	(5,940)	(11,024)

Pro forma net income (loss)	$(218)	$355	$3,019	$(3,637)

Basic net income (loss) per share
As reported	$0.02	$0.05	$0.07	$0.06
Pro forma	$—	$—	$0.02	$(0.03)
Diluted net income (loss) per share
As reported	$0.02	$0.04	$0.07	$0.05
Pro forma	$—	$—	$0.02	$(0.03)
      Project personnel costs (before reimbursable expenses) and general and administrative costs appearing in the consolidated and condensed statements of operations are shown exclusive of the following stock-based compensation amounts:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Project personnel costs, before reimbursable expenses	$9	$190	$18	$380
General and administrative costs	13	20	26	42

Stock-based compensation	$22	$210	$44	$422

SAPIENT CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

4.	Comprehensive Income (Loss)
      The components of comprehensive income (loss) are presented below for the periods presented in the consolidated and condensed statements of operations:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income	$2,764	$5,670	$8,915	$6,965
Foreign currency translation (loss) gain	(707)	(929)	(1,451)	138
Unrealized gain (loss) on investments	317	(311)	7	(385)

Comprehensive income (loss)	$2,374	$4,430	$7,471	$6,718

5.	Contingent and Other Liabilities
      The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims totaling approximately $2.5 million and various administrative audits, each of which has arisen in the ordinary course of business. The Company has an accrual at June 30, 2005 of approximately $0.7 million related to these items. The Company intends to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has previously accrued.

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
      The Company recorded restructuring charges during the second quarter of 2005 of approximately $5.3 million, due to a decrease in estimated sublease income in connection with our restructured Santa Monica, California location. The Company received proposals during the second quarter of 2005 from potential subtenants at price ranges below our originally established rates, which resulted in management reevaluating our originally established sublease assumptions. Interest from potential subtenants during the second quarter of 2005, previously not experienced, and discussions with our professional real estate broker during the second quarter of 2005 required management to re-evaluate the property’s rentable market value. The adjustment in our estimated proposed sublease income reflects the sublease proposals we are currently negotiating. The Company intends to enter into a sublease agreement in the price range similar to the current proposals under negotiation.
      The Company recorded restructuring charges during the second quarter of 2004 of approximately $0.9 million. The restructuring charges were due to decreases in estimated sublease income in connection with the restructuring plans previously announced.

SAPIENT CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
      Accruals for restructuring and other related activities as of, and for, the six months ended June 30, 2005 and 2004 were as follows (in thousands):

	Workforce	Facilities	Total

Balance, December 31, 2004	$11	$25,552	$25,563
Adjustment	(11)	—	(11)
Additional charge	—	5,250	5,250
Non-cash, utilized	—	(844)	(844)
Cash utilized	—	(5,366)	(5,366)

Balance, June 30, 2005	$—	$24,592	$24,592

Current accrued restructuring costs			$8,432

Non-current accrued restructuring costs			$16,160

	Workforce	Facilities	Total

Balance, December 31, 2003	$242	$40,545	$40,787
Adjustment	(182)	1,049	867
Non-cash, utilized	—	(1,010)	(1,010)
Cash utilized	(49)	(8,697)	(8,746)

Balance, June 30, 2004	$11	$31,887	$31,898

Current accrued restructuring costs			$12,585

Non-current accrued restructuring costs			$19,313

      The remaining accrued restructuring costs are $24.6 million at June 30, 2005, of which the cash portion is $24.0 million. The cash outlay over the next 12-month period is expected to be $8.3 million and the remainder will be paid through 2011.

7.	Income Taxes
      The Company has deferred tax assets which have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses incurred from 2001 through 2003 in the United States and Germany, and uncertainty as to the extent, and timing of profitability in future periods, the Company has continued to record a valuation allowance against deferred tax assets in the United States and Germany. For the six month periods ended June 30, 2005 and 2004, the Company recorded an income tax provision of approximately $1.3 million and $380,000, respectively, primarily related to foreign, federal alternative minimum tax and state tax obligations. For the second quarters of 2005 and 2004, the Company recorded an income tax provision of approximately $487,000 and $232,000, respectively, primarily related to foreign, federal alternative minimum tax and state tax obligations. As of June 30, 2005, and reflected in the tax provision, is a deferred tax liability of approximately $188,000 which has been recorded as a result of the goodwill and intangible assets acquired in connection with the Business Information Solutions, LLC acquisition (Note 13).

SAPIENT CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
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
      The Company is engaged in business activities which involve the provision of business and technology consulting services, on time and on budget. The Company has discrete financial data by operating segments available based on the Company’s method of internal reporting, which disaggregates its operations on a business unit basis for its United States operations and on a geographic basis for its international operations. Operating segments are defined as components of the Company concerning which separate financial information is available to manage resources and evaluate performance. Beginning with the first quarter of 2005, the Company combined several United States business units. The Company combined its Financial Services business unit and its Automotive, Consumer and Energy business unit into one business unit called Financial Services, Automotive, Consumer and Energy. In addition, within the Public Services business unit, the Company has separated the Government, Education and Health Care groups, with Education and Health Care becoming part of the Technology and Communications business unit and Government becoming a separate stand alone business unit. These changes reduce the number of United States business units to three. The Company reported four business units in the United States prior to the first quarter of 2005. In addition, we have three international business units: United Kingdom, Germany and Canada. The Company has reported its results by operating segments accordingly, and quarterly and year to date results for operating segments for 2004 have been reclassified to reflect these changes.
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
      The tables below present the service revenues and operating income attributable to these operating segments for the periods presented. The “all other” category represents HWT, Inc. (HWT, formerly HealthWatch Technologies, LLC) and Sapient Global SAP since June 1, 2005 (Note 13).

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
Service Revenues	2005	2004	2005	2004

	(In thousands)
Financial Services/ Automotive/ Consumer/ Energy	$21,930	$19,009	$43,514	$35,089
Technology/ Education/ Communications/ HealthCare	17,381	10,645	34,381	20,233
Government	6,225	4,064	10,963	7,728
United Kingdom	16,164	17,516	35,217	34,485
Germany	6,899	7,527	14,966	15,396
Canada	4,220	4,137	8,930	7,704

Total Reportable Segments	72,819	62,898	147,971	120,635
All other	3,460	1,566	5,116	2,707

Consolidated Total	$76,279	$64,464	$153,087	$123,342

SAPIENT CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
Operating Income	2005	2004	2005	2004

	(In thousands)
Financial Services/ Automotive/ Consumer/ Energy(1)	$8,225	$6,068	$15,738	$10,753
Technology/ Education/ Communications/ HealthCare(1)	4,028	3,291	8,787	5,880
Government(1)	3,157	1,408	5,151	2,522
United Kingdom	377	2,030	3,148	3,927
Germany	1,180	1,463	2,908	2,882
Canada	203	1,153	691	1,903

Total Reportable Segments(1)	17,170	15,413	36,423	27,867
All other(1)	431	440	835	396
Reconciling items(2)	(14,350)	(9,951)	(27,017)	(20,918)

Consolidated Income Before Income Taxes	$3,251	$5,902	$10,241	$7,345

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment in the United States as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income in order to arrive at consolidated income before income taxes include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Restructuring and other related charges	$5,250	$867	$5,250	$867
Amortization of intangible assets	212	129	341	258
Stock-based compensation	22	210	44	422
Interest and other income (expense), net	(1,451)	(599)	(2,281)	(1,054)
Unallocated expenses(3)	10,317	9,344	23,663	20,425

	$14,350	$9,951	$27,017	$20,918

(3)	Includes corporate portion of both selling and marketing and general and administrative costs.

SAPIENT CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

9.	Geographic Data
      Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated and condensed statements of operations and the consolidated and condensed balance sheets:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Service revenues:
United States	$48,996	$35,284	$93,974	$65,756
International	27,283	29,180	59,113	57,586

Total service revenues	$76,279	$64,464	$153,087	$123,342

	June 30,	December 31,
	2005	2004

Long-lived assets:
United States	$23,270	$7,596
International	12,352	7,659

Total long-lived assets	$35,622	$15,255

      The goodwill and intangible asset balances relating to the acquisition (Note 13) are included in the United States long-lived asset amount as of June 30, 2005.

10.	Goodwill and Intangible Assets
      Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No 142”), goodwill and certain intangible assets are deemed to have indefinite lives and are no longer amortized, but are reviewed at least annually for impairment. Other identifiable intangible assets are amortized over their estimated useful lives. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing the “fair value” methodology. The Company will evaluate the fair value of its reporting unit annually to assess impairment.
      The following is a summary of goodwill and intangible assets as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Goodwill (Note 13)	$11,770	$—	$11,770

Amortizable intangible assets:
Marketing assets and customer lists	$2,317	$(46)	$2,271
SAP license agreement (Note 13)	1,100	(46)	1,054
Customer contracts	648	(288)	360
Developed technology	1,454	(1,437)	17

Total intangible assets	$5,519	$(1,817)	$3,702

SAPIENT CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Amortizable intangible assets:
Marketing assets and customer lists	$17	$(1)	$16
Customer contracts	648	(49)	599
Developed technology	1,454	(1,426)	28

Total intangible assets	$2,119	$(1,476)	$643

      Amortization expense related to intangible assets was $212,000 and $129,000 for the second quarters of 2005 and 2004, respectively, and $341,000 and $258,000 for the first two quarters of 2005 and 2004, respectively. Amortization expense related to intangible assets is expected to be approximately $762,000 for the remainder of 2005 and approximately $1,042,000, $717,000, $529,000, $460,000 and $192,000 for the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

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
      A foreign exchange loss of approximately $900,000 and a foreign exchange gain of $360,000 are included in general and administrative costs in the consolidated and condensed statements of operations for the second quarter of 2005 and 2004, respectively. Foreign exchange losses of approximately $1.8 million and $610,000 are included in general and administrative costs in the consolidated and condensed statements of operations for the six months ended June 30, 2005 and 2004, respectively. These gains and losses were primarily related to intercompany foreign currency transactions that were of a short-term nature.

12.	Stock Buyback
      On December 2, 2004, the Board of Directors authorized a stock repurchase program of up to $25.0 million over a two-year period. During the first quarter of 2005, the Company repurchased approximately 373,000 shares for $2.6 million. There were no stock repurchases during the second quarter of 2005. The Company has not set a target for repurchases and will continue to assess the marketplace periodically and repurchase shares when it is economically advantageous to the Company.

13.	Acquisition
      On June 1, 2005, the Company completed its purchase of Business Information Solutions, LLC (“BIS”), a privately-held provider of SAP-related professional services, specializing in business intelligence solutions, by acquiring approximately $2.1 million of the net assets of BIS for total current consideration of approximately $17.2 million. BIS’ operations are now referred to as Sapient Global SAP Practice (“Sapient Global SAP”) and Sapient Global SAP’s results of operations have been included in the consolidated condensed financial statements since the date of acquisition (June 1, 2005). We added forty-eight BIS people to Sapient Global SAP. As a result of the acquisition, the Company is expected to (1) expand its services in business intelligence and in newer modules of SAP, specifically business warehouse, the SEM module, data analytics and energy specific solutions and (2) offer a much broader variety of value-added ERP integration, upgrade, and maintenance services related to the globally dominant SAP products and its Netweaver platform.

SAPIENT CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
      The aggregate current consideration of approximately $17.2 million consisted of $13.0 million in cash, net common stock valued at approximately $3.3 million (value of $3.5 million, less the net value of $190,000 relating to the put and call option features described below), additional consideration of approximately $0.5 million to be paid in equal annual installments over a three-year period in cash or stock and acquisition costs of $0.4 million.
      The net $3.3 million of common stock consideration resulted in the issuance of 409,357 shares of common stock based on the average market price of the Company’s common shares over the 2-day period immediately prior to and following the acquisition Closing Date (the “Buyer Share Price” equaled $8.55 per share). Of the 409,357 shares issued, 313,943 shares carry an embedded put and call option feature as defined below.
      Put option: if the Company’s average common stock per share price during the ten business days ending on each of the first, second and third anniversary of the Closing Date (June 1, 2005) is less than 25% of the Buyer Share Price ($2.1375 per share), certain holders of the shares issued as consideration can require the Company to repurchase the shares at $2.1375 per share.
      Call option: the Company has the right to purchase the common stock from certain holders of the shares issued as consideration at a price of 175% of the Buyer Share Price ($14.9625 per share)if the holder proposes to sell his shares at a price greater than $14.9625 per share during the first three years subsequent to Closing Date.
      The put and call option features, using the Black-Scholes Option Pricing Model, have been valued at approximately $33,000 and ($223,000), respectively. The $3.5 million of common stock was reduced by $190,000, the net value of the put and call options, resulting in net $3.3 million of common stock consideration issued in connection with the acquisition. The Company issued common stock shares using treasury stock shares, which carry an average cost of $1.50 per share.
      The put feature could require the Company to purchase up to 313,943 of the issued shares for an aggregate price of approximately $0.7 million as of June 30, 2005. As the potential redemption is outside the control of the Company, the future cash obligation associated with the put option has been classified outside of permanent equity in the accompanying consolidated and condensed balance sheets. The put option expires on June 1, 2008. As of June 30, 2005, 313,943 shares are subject to the put option feature.
      The additional cash consideration of $0.6 million, having a net present value of approximately $0.5 million, will be paid annually in equal installments over a three-year period within ten days of the first, second and third anniversary dates of the Closing Date. The Company can elect to pay the additional consideration in cash or shares of common stock. Approximately $166,000 of this obligation is classified as current and is included in accrued expenses in the accompanying consolidated and condensed balance sheets. The non-current portion of approximately $333,000 is classified as other long-term liability in the accompanying consolidated and condensed balance sheets.
      The Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the Company does not accrue contingent consideration obligations prior to the attainment of the objectives. At June 30, 2005, maximum potential future consideration pursuant to such arrangements, to be resolved over the following three years, is approximately $3.9 million. The Company, at its sole discretion, can elect to pay the additional consideration in cash or by issuing common stock shares. Any such payments will result in increases in goodwill.

SAPIENT CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the estimated fair values of the assets acquired at the date of acquisition (in thousands).

Cash	$100
Accounts receivable	1,867
Other assets	33
Property and equipment	73
Intangible assets	3,400
Goodwill	11,770

Total assets acquired	$17,243

      Of the $3.4 million of acquired intangible assets, $2.3 million was assigned to the customer list, having an estimated useful life of 5 years. The income approach was used to value the customer list. The income approach is based upon the economic principle of anticipation in that the value of any property is the present value of the expected income that can be generated through the ownership of that property.
      The remaining $1.1 million was attributable to the SAP Services Partner Agreement (“SAP License Agreement”), having a weighted-average useful life of approximately 3 years. The purpose of the SAP License Agreement is to formalize the business relationship between the Company and SAP America, Inc. (“SAP America”), working together in connection with the SAP Services Partner Program. Similar to the customer list, the income approach was also used to value the SAP License Agreement.
      The $11.8 million of goodwill relating to the Company’s Global SAP Practice will support all of our current operating segments, including our foreign operating segments. The acquisition has been treated as a taxable transaction, therefore the intangible assets, including goodwill, are deductible for tax purposes.
      The following pro forma information for the three and six months ended June 30, 2005 and 2004 assumes the BIS acquisition occurred as of the beginning of that year:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Proforma, unaudited, in thousands,
	except per share amounts)
Service revenues	$81,041	$68,487	$163,007	$130,590
Net income	$4,708	$5,932	$10,173	$7,585
Basic net income per share	$0.04	$0.05	$0.08	$0.06
Diluted net income per share	$0.04	$0.05	$0.08	$0.06
      The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

14.	Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”), a revision to SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R eliminates the alternative to use Accounting

SAPIENT CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
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
      During the second quarter of 2005, the Company reviewed its stock-based compensation plans and determined to grant restricted stock units (“RSUs”) instead of stock options. The Company began granting RSUs effective July 1, 2005. The Company is currently reviewing its employee stock purchase plan and certain of its features. In addition, the Company is currently evaluating the impact of SFAS No. 123R on its current outstanding stock options.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Sapient is a leading business consulting and technology services firm that helps Global 2000 clients plan their investments in technology, design and implement projects that drive competitive advantage, and manage critical applications to improve business performance. Sapient was founded in 1991 based on a single promise: to deliver the right business results, on time and on budget. Based in Cambridge, Massachusetts, we have locations in Canada, Germany, India, the United Kingdom, and the United States.
      The expected delay of the National Health Service project, a softening of the European market and the strengthening of the U.S. dollar adversely impacted our service revenues during the second quarter of 2005. Our service revenues for the second quarter of 2005 decreased 1% to $76.3 million from the first quarter of 2005, and were on the low end of our guidance of $76.0 to $80.0 million that we provided for the second quarter of 2005 on the conference call we held on April 28, 2005 to announce our first quarter 2005 earnings and results. Our service revenues grew 18% in the second quarter of 2005 compared to the second quarter of 2004. During the fourth quarter of 2004, we entered into a multi-year contract to provide testing services for Nextel Communications, Inc. (“Nextel”). This contract, combined with other Nextel contracts we service, resulted in Nextel representing approximately 12% of our service revenues during the second quarter of 2005, compared to 11% during the first quarter of 2005. We continue to focus on increasing our recurring revenues, which improved during the second quarter of 2005 and we will continue this strategic initiative throughout 2005. Our recurring revenues were 39% of our service revenues for the second quarter of 2005 compared with 34% for the first quarter of 2005 and 21% for the second quarter of 2004. Recurring revenues are revenue commitments of a year or more in which the client has committed spending levels to Sapient or chosen Sapient as an exclusive provider of certain services. During 2005, certain of these recurring revenue agreements will end, while others may be signed. We estimate that our service revenues for the third quarter of 2005 will be in the range of $81.0 to $86.0 million.
      We have been engaged to provide services related to the National Health Service Connecting for Health program in England (“NHS”) and began performing such services in the first quarter of 2004. Because of recent project delays beyond our control, which we announced during the first quarter of 2005, revenue from the NHS project declined approximately $2.6 million during the second quarter of 2005 compared to the first quarter of 2005 and it is possible that there could be further revenue decreases relating to the NHS project in the third quarter of 2005. Based upon the terms of our contract in relation to this program, we bear no financial exposure and have not recorded a loss in connection with this program.
      As a global company, our revenues and operating expenses are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During the second quarter of 2005, we recorded a foreign currency exchange loss of approximately $900,000, compared to a loss of $875,000 in the first quarter of 2005 and a foreign currency gain of $360,000 in the second quarter of 2004. The continued strengthening of the U.S. dollar versus various currencies can result in unfavorable currency translation and decrease our reported revenues, operating expenses and operating income. For the second quarter of 2005, service revenues were $76.3 million, compared with $64.5 million for the second quarter of 2004, an increase of 18% in U.S. dollars and 17% in local currency terms. We cannot predict the volatility of foreign currency rate fluctuations against the U.S. dollar.
      Our annualized service revenues per billable employee were $133,000 for the second quarter of 2005, compared to $169,000 for the second quarter of 2004 and $149,000 for the first quarter of 2005. The decrease in our service revenues per billable employee is due in part to the slow progress during the second quarter of 2005 to redeploy our people assigned to the NHS project. Our utilization rate for the second quarter of 2005 was 73%, compared to 76% in the first quarter of 2005 and 77% for the second quarter of 2004. Revenue shortfalls in Europe and the recent delay to the NHS project caused our utilization rate to decrease during the second quarter of 2005.
      We continue to increase the number of our project personnel in order to effectively staff our client engagements and achieve the desired staffing mix in terms of experience level and role. We retain subcontractors in certain cases to fill specific project needs. If we are not successful in maintaining effective staffing levels, our ability to achieve our service revenue and profitability objectives will be adversely affected. Our ability to effectively staff our engagements and achieve the desired staffing mix depends heavily on our ability to keep our turnover at reasonable levels. Our annualized rate of voluntary turnover increased to 19% in the second quarter of 2005, compared with 16% for the first quarter of 2005, but was constant compared to the second quarter of 2004. We do not expect our full year voluntary turnover rate to be consistent with the voluntary turnover rate experienced during the second quarter of 2005.
      Our net income was $2.8 million for the second quarter of 2005, compared to net income of $6.2 million for the first quarter of 2005 and net income of $5.7 million for the second quarter of 2004. Net income in the second quarter of 2005 decreased compared to the first quarter of 2005 primarily due to a restructuring charge of $5.3 million taken during the second quarter of 2005. Without the restructuring charge, our net income would have been $8.0 million for the second quarter of 2005. Our net income for the second quarter of 2005 reflects a higher revenue base and improved leverage of expenses than for the same period in 2004. Our operating margin for the second quarter of 2005 was 2.4%, compared to 8% in both the first quarter of 2005 and the second quarter of 2004. The decrease in operating margin during the second quarter of 2005 compared to the first quarter of 2005 and the second quarter of 2004 reflects the additional restructuring charge of $5.3 million taken during the second quarter of 2005. Excluding the restructuring charge, our operating margin would have been 9%. We believe presenting net income and operating margin results for the second quarter of 2005 without the non-cash restructure charge of $5.3 million to be informative and indicative of our operating results for the second quarter of 2005. We estimate that our operating margin for the third quarter of 2005 will be in the range of 11 to 13%, and 15% for the twelve months ending December 31, 2005.
      Our Global Distributed Deliverysm (GDD) methodology continues to be important to our clients’ success. This proprietary methodology, which we created in 2000, allows us to provide high-quality solutions using accelerated work schedules, by utilizing India’s highly skilled technology specialists, lower costs and continuous delivery capability resulting from time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services. The billable days, or level of effort, incurred by our India people as a percentage of total Company billable days decreased to 53% for the second quarter of 2005, compared with 55% for the second quarter of 2004, but increased compared to 52% for the first quarter of 2005. Our utilization rate for our India people was 74% for the second quarter of 2005, compared to 81% for the second quarter of 2004 and 80% for the first quarter of 2005. The decrease in our utilization rate for our India people was in part attributed to the delay in the NHS project and the softer European market experienced during the second quarter of 2005. Projects with a GDD component accounted for 52% of our total service revenues in the second quarter of 2005, compared to 54% in the second quarter of 2004 and 56% in the first quarter of 2005.
      On June 1, 2005, we completed our purchase of Business Information Solutions, LLC (“BIS”), a privately-held provider of SAP-related professional services, specializing in business intelligence solutions. We added forty-eight BIS people to our Global SAP Practice. We believe this acquisition will allow us to expand our services in business intelligence and in newer modules of SAP, specifically business warehouse, the SEM module, data analytics and energy specific solutions. In addition, we believe the acquisition will allow us to offer a much broader variety of value-added ERP integration, upgrade, and maintenance services related to the globally dominant SAP products and its Netweaver platform.
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

Our project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, which may result in revisions to the amount of recognized revenue for a contract. Certain contracts provide for revenue to be generated based upon the achievement of certain performance standards, including $0.2 million in the second quarter of 2005.

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

•	Accounting for Income Taxes. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, current and enacted tax legislation and other temporary differences between book and tax accounting, to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of net operating losses incurred from 2001 through 2003 in the United States and Germany, and uncertainty as to the extent, and timing of profitability in future periods, we have continued to record a valuation allowance against deferred tax assets in the United States and Germany. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss in each jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

•	Valuation of Long-Lived Tangible and Intangible Assets and Goodwill. In accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of long-lived tangible and intangible assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Factors we consider important which could trigger an impairment review include:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a decline in our market capitalization below net book value.

If such circumstances exist, we evaluate the carrying value of long-lived tangible and intangible assets, other than goodwill, to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value. The estimated undiscounted future cash flows and valuation of long-lived assets requires significant estimates and assumptions, including revenue and expense growth projections and fair value estimates such as estimated replacement cost and relief from royalty. These estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. If different estimates or adjustments were used, it is reasonably possible that our analysis would have generated materially different results.

Beginning January 1, 2002, SFAS 142, “Goodwill and Other Intangible Assets,” requires, among other things, the discontinuance of goodwill amortization. The standard also includes provisions for the assessment of the useful lives of existing recognized intangible assets and the identification of reporting units for purposes of assessing potential future impairments of goodwill. We have assessed the useful lives of our existing intangible assets, other than goodwill, and believe that estimated useful lives remain appropriate. We are currently working to identify the reporting unit(s) to which acquisition-related goodwill will be assessed for potential future impairment. Goodwill relating to the BIS acquisition is treated as enterprise-wide goodwill for the applicable periods presented.

•	Costs Incurred to Develop Computer Software for Internal Use. We account for costs incurred to develop computer software for internal use in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. As required by SOP 98-1, the Company capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over various periods up to three years. The capitalization and ongoing assessment of recoverability of development cost requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. During the second quarter of 2005, the Company capitalized costs of approximately $389,000, resulting in total capitalized costs of approximately $1.0 million relating to the Oracle 11i upgrade. No additional costs will be capitalized. The capitalized costs will be amortized over three years. Amortization expense totaled approximately $28,000 during the second quarter of 2005.

•	Restructuring and Other Related Charges. We established exit plans for each of the restructuring activities which took place in 2001 and 2002 and accounted for these plans in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” These exit plans required that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sublease income. We review on a regular basis our sublease assumptions and lease buy-out assumptions. These estimates include lease buy-out costs, anticipated rates to be charged to a sub-tenant, other terms and conditions in sublease contracts, and the timing of these sublease arrangements. If the rental markets continue to change, our lease buy-out assumptions, sublease assumptions and space requirements may not be accurate and it is possible that changes in these estimates could materially affect our financial condition and results of operations. If any future adjustments are required to the restructuring initiatives recorded under the provisions of EITF 94-3, such adjustments will be measured in accordance with EITF 94-3. SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 supersedes the guidance in EITF Issue No. 94-3.

Our remaining cash lease commitments related to restructured facilities are approximately $46.2 million at June 30, 2005, of which 52% is accrued in the accompanying consolidated and condensed balance sheet, and the remaining 48% relates to sublease assumptions. We have entered into signed sublease arrangements for approximately $6.9 million, with the remaining $15.4 million for future estimated sublease arrangements. Our sublease reserve is sensitive to the timing of sublease commencement and the level of sublease rent anticipated. If the estimated sublease commencement dates were to be delayed by six months, based on our current estimates, we would potentially have to recognize an additional charge of $2.7 million in our consolidated and condensed statement of operations for restructuring and other related charges. A ten percent reduction in our sublease rate would have resulted in an additional $1.7 million of charges in the second quarter of 2005.

In the second quarter of 2005, we recorded restructuring charges of approximately $5.3 million, due to a decrease in estimated sublease income in connection with our restructured Santa Monica, California location. We received proposals during the second quarter of 2005 from potential subtenants at price ranges below our originally established rates, which resulted in management reevaluating our originally established sublease assumptions. Interest from potential subtenants during the second quarter of 2005, previously not experienced, and discussions with our professional real estate broker during the second quarter of 2005 required management to re-evaluate the property’s rentable market value. The adjustment in our estimated proposed sublease income reflects the sublease proposals we are currently negotiating. We intend to enter into a sublease agreement in the price range similar to the current proposals under negotiation.

•	Contingent Liabilities. We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $2.5 million and various administrative audits, each of which have arisen in the ordinary course of our business. We have an accrual at June 30, 2005 of approximately $0.7 million related to these items. We intend to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts we have previously accrued.

Results of Operations
      The following table sets forth the percentage of our service revenues of items included in our consolidated and condensed statements of operations:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues:
Service revenues	100%	100%	100%	100%
Reimbursable expenses	3	6	4	5

Total gross revenues	103	106	104	105

Operating expenses:
Project personnel costs, before reimbursable expenses	57	56	58	59
Reimbursable expenses	3	6	4	5

Total project personnel costs	60	62	62	64
Selling and marketing costs	5	7	5	7
General and administrative costs	28	27	28	28
Restructuring and other related charges	7	1	4	1
Amortization of intangible assets	—	—	—	—
Stock-based compensation	—	1	—	—

Total operating expenses	100	98	99	100

Income from operations	3	8	5	5
Interest and other income (expense), net	2	1	1	1

Income before income taxes	5	9	6	6
Income tax provision	1	—	—	—

Net income	4%	9%	6%	6%

Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004
Service Revenues
      Our service revenues for the three and six month periods ended June 30, 2005 and 2004 were as follows:

	Three Months Ended

	June 30,	June 30,		Percentage
	2005	2004	Increase	Increase

	(In thousands)
Service revenues	$76,279	$64,464	$11,815	18%

	Six Months Ended

	June 30,	June 30,		Percentage
	2005	2004	Increase	Increase

	(In thousands)
Service revenues	$153,087	$123,342	$29,745	24%

      Our service revenues during the six months ended June 30, 2005 increased 24% compared with the same period in 2004. The increase in our recurring revenues combined with the overall increase in demand for our services in the U.S. were the primary drivers of the year over year and quarter over quarter increases in our service revenues. Approximately $2.0 million of service revenues during the second quarter of 2005 related to Sapient Global SAP. Our recurring revenues were 39% of our service revenues in the second quarter of 2005, compared with 21% in the second quarter of 2004. Recurring revenues are revenue commitments of a year or more in which the client has committed spending levels to us or chosen us as an exclusive provider of certain services.
      In the second quarter of 2005, our five largest clients accounted for approximately 29% of our service revenues in the aggregate, compared to 26% for the second quarter of 2004. One client, Nextel, accounted for more than 12% of our service revenues in the second quarter of 2005. No clients accounted for more than 10% of our service revenues in the second quarter of 2004.
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

	Three Months Ended

	June 30,	June 30,		Percentage
	2005	2004	Increase	Increase

	(In thousands)
Project personnel costs (before reimbursable expenses)	$43,552	$36,218	$7,334	20%

Project personnel costs (before reimbursable expenses) as a percentage of service revenues	57%	56%	1

	Six Months Ended

	June 30,	June 30,	Increase	Percentage
	2005	2004	(Decrease)	Increase

	(In thousands)
Project personnel costs (before reimbursable expenses)	$89,526	$72,544	$16,982	23%

Project personnel costs (before reimbursable expenses) as a percentage of service revenues	58%	59%	(1)
      The increase in year over year and quarter over quarter project personnel costs, before reimbursable expenses, was primarily due to the increase in the number of delivery people in India. As of June 30, 2005, we had 2,358 delivery people, of which 1,324 were in India compared to a total of 1,605 delivery people as of June 30, 2004, of which 862 delivery people were in India. Project personnel costs, before reimbursable expenses, increased 1% as a percentage of revenue during the second quarter of 2005 compared to the second quarter of 2004 primarily due a decrease in our utilization rate to 73% for the second quarter of 2005, compared to 76% in the second quarter of 2004. Project personnel costs, before reimbursable expenses, decreased 1% as a percentage of revenue during the six months ended June 30, 2005 compared to the same period in 2004 primarily due a decrease in contractor head count as a percentage of project personnel head count.
Selling and Marketing Costs
      Selling and marketing costs consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional costs.

	Three Months Ended

	June 30,	June 30,		Percentage
	2005	2004	Decrease	Decrease

	(In thousands)
Selling and marketing costs	$3,803	$4,230	$(427)	(10)%

Selling and marketing costs as a percentage of service revenues	5%	7%	(2)

	Six Months Ended

	June 30,	June 30,		Percentage
	2005	2004	Decrease	Decrease

	(In thousands)
Selling and marketing costs	$7,416	$8,492	$(1,076)	(13)%

Selling and marketing costs as a percentage of service revenues	5%	7%	(2)
      Selling and marketing costs decreased in absolute dollars primarily due to our focus on recurring revenue engagements, which leverage our existing client relationships. The decrease as a percentage of service revenues is primarily due to our higher revenue base realized during the six months ended June 30, 2005 compared to the same period in 2004.
General and Administrative Costs
      General and administrative costs relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses.

	Three Months Ended

	June 30,	June 30,		Percentage
	2005	2004	Increase	Increase

	(In thousands)
General and administrative costs	$21,640	$17,507	$4,133	24%

General and administrative costs as a percentage of service revenues	28%	27%	1

	Six Months Ended

	June 30,	June 30,		Percentage
	2005	2004	Increase	Increase

		(In thousands)
General and administrative costs	$42,550	$34,468	$8,082	23%

General and administrative costs as a percentage of service revenues	28%	28%	—
      General and administrative costs have remained constant at approximately 28% of service revenues. The increase in absolute dollars for the six months ended June 30, 2005 compared to the same period in 2004 was primarily due to payroll taxes associated with higher bonuses paid in the first quarter of 2005, increased salaries and employee benefits associated with increased head count and an increase of approximately $1.2 million in foreign exchange losses. To support our worldwide growth in revenues and head count, the number of general and administrative personnel increased to 447 at June 30, 2005 compared to 318 at June 30, 2004, primarily in finance, hiring and administrative groups.
Restructuring and Other Related Charges
      In the second quarter of 2005, we recorded restructuring charges of approximately $5.3 million, due to a decrease in estimated sublease income in connection with our restructured Santa Monica, California location. We received proposals during the second quarter of 2005 from potential subtenants at price ranges below our established rates, which resulted in management reevaluating our originally established sublease assumptions. Interest from potential subtenants during the second quarter of 2005, previously not experienced, and discussions with our professional real estate broker during the second quarter of 2005 required management to re-evaluate the property’s rentable market value. The adjustment in our estimated proposed sublease income reflects the sublease proposals we are currently negotiating. Management intends to enter into a sublease agreement in the price range similar to the current proposals under negotiation.

      In the second quarter of 2004, we recorded restructuring and other related charges of approximately $0.9 million, due to decreases in estimated sublease income in connection with the restructuring plans previously announced.
      We did not record restructuring and other related charges during the first quarters of 2005 and 2004.
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
      Accruals for restructuring and other related activities as of, and for the six months ended June 30, 2005 and 2004, were as follows (in thousands):

	Workforce	Facilities	Total

Balance, December 31, 2004	$11	$25,552	$25,563
Adjustment	(11)	—	(11)
Additional charge	—	5,250	5,250
Non-cash, utilized	—	(844)	(844)
Cash utilized	—	(5,366)	(5,366)

Balance, June 30, 2005	$—	$24,592	$24,592

Current accrued restructuring costs			$8,432

Non-current accrued restructuring costs			$16,160

	Workforce	Facilities	Total

Balance, December 31, 2003	$242	$40,545	$40,787
Adjustment	(182)	1,049	867
Non-cash, utilized	—	(1,010)	(1,010)
Cash utilized	(49)	(8,697)	(8,746)

Balance, June 30, 2004	$11	$31,887	$31,898

Current accrued restructuring costs			$12,585

Non-current accrued restructuring costs			$19,313

      The remaining accrued restructuring costs are $24.6 million at June 30, 2005, of which the cash portion is $24.0 million. The cash outlay over the next 12-month period is expected to be $8.3 million and the remainder will be paid through 2011.
Amortization of Intangible Assets
      During the second quarter of 2005, amortization of intangible assets consisted primarily of amortization of the SAP license agreement and customer list relating to the BIS acquisition, and customer contracts and developed technology resulting from prior acquisitions. During the second quarter of 2004, amortization of intangible assets consisted primarily of amortization of customer contracts and developed technology resulting from prior acquisitions and investments in consolidated subsidiaries. Amortization expense related to intangible assets was $212,000 and $129,000 for the second quarters of 2005 and 2004, respectively, and $341,000 and $258,000 for the first two quarters of 2005 and 2004, respectively. Amortization expense related to intangible assets is expected to be approximately $762,000 for the remainder of 2005 and approximately $1,042,000, $717,000, $529,000, $460,000 and $192,000 for the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

Stock-Based Compensation
      Stock-based compensation consists of expenses for deferred compensation associated with the Human Code, Inc. (Human Code) and The Launch Group Aktiengesellschaft (TLG) acquisitions and certain grants of restricted stock that we made in 2002 and 2003.

	Three Months Ended

	June 30,	June 30,		Percentage
	2005	2004	Decrease	Decrease

	(In thousands)
Stock-based compensation expense	$22	$210	$(188)	(90)%

Stock-based compensation expense as a percentage of service revenues	—	1%	(1)

	Six Months Ended

	June 30,	June 30,		Percentage
	2005	2004	Decrease	Decrease

	(In thousands)
Stock-based compensation expense	$44	$422	$(378)	(90)%

Stock-based compensation expense as a percentage of service revenues	—	—	—
      The decrease in stock-based compensation expense during 2005 is primarily due to deferred compensation relating to Human Code and TLG becoming fully amortized or forfeited during 2004. For the first and second quarters of 2005, only deferred compensation relating to the issuance of restricted shares in 2003 was amortized. In connection with restricted stock units (“RSUs”) granted in July 2005, we expect stock based compensation expense of approximately $850,000 per quarter through the second quarter of 2009 relating to these RSUs.
Interest and Other Income (Expense)
      Interest and other income (expense) is derived primarily from investments in U.S. government securities, tax-exempt, short-term municipal bonds and commercial paper.

	Three Months Ended

	June 30,	June 30,		Percentage
	2005	2004	Increase	Increase

	(In thousands)
Interest and other income (expense)	$1,451	$599	$852	>100%

	Six Months Ended

	June 30,	June 30,		Percentage
	2005	2004	Increase	Increase

	(In thousands)
Interest and other income (expense)	$2,281	$1,054	$1,227	>100%

      Included in the second quarter of 2005 is approximately $358,000 related to the correction of accrued interest income from prior periods. The remainder of the increase to interest and other income (expense) is due to better investment performance and higher prevailing interest rates.
Provision for Income Taxes
      We have deferred tax assets which have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses incurred from 2001 through 2003 in the United States and Germany, and uncertainty as to the extent, and timing of profitability in future periods, we have continued to record a valuation allowance against deferred tax assets in the United States and Germany, which was approximately $111.3 million as of June 30, 2005. For the six month periods ended June 30, 2005 and 2004, we recorded an income tax provision of approximately $1.3 million and $380,000, respectively, primarily related to foreign, federal alternative minimum tax and state tax obligations. For the second quarters of 2005 and 2004, we recorded an income tax provision of approximately $487,000 and $232,000, respectively, primarily related to foreign, federal alternative minimum tax and state tax obligations. As of June 30, 2005, and reflected in the tax provision, is a deferred tax liability of approximately $188,000 which has been recorded as a result of the goodwill and intangible assets acquired in connection with the BIS acquisition.
      We evaluated our position with respect to FASB Staff Position (FSP) 109-2, “Accounting and Disclosure Guidance for Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” (the “Act”) and concluded that we did not anticipate any benefit as a result of the enactment of the Act. Additionally, we evaluated our position with respect to FSP FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP FAS 109-1 clarifies that the domestic manufacturing deduction associated with the Act should be accounted for as a special deduction (rather than a rate reduction) under SFAS 109. Under this provision, we do not foresee any significant impact to our income tax liability.
      Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

Results by Operating Segment
      We are engaged in business activities which involve the provision of business and technology consulting services, on time and on budget. We have discrete financial data by operating segments available based on our method of internal reporting, which disaggregates our operations on a business unit basis for our United States operations and on a geographic basis for our international operations. Operating segments are defined as components of the Company concerning which separate financial information is available to manage resources and evaluate performance. Beginning with the first quarter of 2005, we combined several United States business units. We combined our Financial Services business unit and our Automotive, Consumer and Energy business units into one business unit called Finance Services, Automotive, Consumer and Energy. In addition, within the Public Services business unit, we separated the Government, Education and Health Care groups, with Education and Health Care becoming part of the Technology and Communications business unit and Government becoming a separate stand alone business unit. These changes reduced the number of United States business units to three. We reported four business units in the United States prior to the first quarter of 2005. In addition, we have three international business units: United Kingdom, Germany and Canada. We have reported our results by operating segments accordingly, and quarterly and year to date results for operating segments for 2004 have been reclassified to reflect these changes.
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

      The tables below present the service revenues and operating income attributable to our operating segments for the periods presented. The “all other” category represents HWT and Sapient Global SAP since June 1, 2005.

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
Service Revenues	2005	2004	2005	2004

	(In thousands)
Financial Services/ Automotive/ Consumer/ Energy	$21,930	$19,009	$43,514	$35,089
Technology/ Education/ Communications/ HealthCare	17,381	10,645	34,381	20,233
Government	6,225	4,064	10,963	7,728
United Kingdom	16,164	17,516	35,217	34,485
Germany	6,899	7,527	14,966	15,396
Canada	4,220	4,137	8,930	7,704

Total Reportable Segments	72,819	62,898	147,971	120,635
All other	3,460	1,566	5,116	2,707

Consolidated Total	$76,279	$64,464	$153,087	$123,342

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
Operating Income	2005	2004	2005	2004

	(In thousands)
Financial Services/ Automotive/ Consumer/ Energy(1)	$8,225	$6,068	$15,738	$10,753
Technology/ Education/ Communications/ HealthCare(1)	4,028	3,291	8,787	5,880
Government(1)	3,157	1,408	5,151	2,522
United Kingdom	377	2,030	3,148	3,927
Germany	1,180	1,463	2,908	2,882
Canada	203	1,153	691	1,903

Total Reportable Segments(1)	17,170	15,413	36,423	27,867
All other(1)	431	440	835	396
Reconciling items(2)	(14,350)	(9,951)	(27,017)	(20,918)

Consolidated Income Before Income Taxes	$3,251	$5,902	$10,241	$7,345

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment in the United States as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income in order to arrive at consolidated income before income taxes include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Restructuring and other related charges	$5,250	$867	$5,250	$867
Amortization of intangible assets	212	129	341	258
Stock-based compensation	22	210	44	422
Interest and other income (expense), net	(1,451)	(599)	(2,281)	(1,054)
Unallocated expenses(3)	10,317	9,344	23,663	20,425

	$14,350	$9,951	$27,017	$20,918

(3)	Includes corporate portion of both selling and marketing and general and administrative costs.

Service Revenues by Operating Segments
      Consolidated service revenues for the second quarter of 2005 increased 18% in U.S. dollars and 17% in local currency terms, from consolidated service revenues for the second quarter of 2004. Our Financial Services, Automotive, Consumer and Energy business unit increased service revenues $2.9 million, or 15%, in the second quarter of 2005 compared to the second quarter of 2004. Our Technology, Education, Communications, and Health Care business unit increased service revenues $6.7 million, or 63%, in the second quarter of 2005 compared to the second quarter of 2004. Our Government business unit’s service revenues increased 53%, or $2.2 million, in the second quarter of 2005 compared to the second quarter of 2004. The addition of two large long-term engagements signed during 2005 helped drive continued service revenue growth in our U.S. business segments. Our United Kingdom business unit was negatively impacted by recent delays in the NHS project, resulting in a decrease of $1.4 million in service revenues, or 8% in U.S. dollars, in the second quarter of 2005 compared to the second quarter of 2004. Without the effect of foreign exchange fluctuations, the decrease in service revenues for our United Kingdom business unit would have been 9%. Germany’s service revenues decreased $0.6 million, or 8% in U.S. dollars and 15% in local currency terms, in the second quarter of 2005 compared to the second quarter of 2004. The softening of the European market, coupled with the recent delays in the NHS project, resulted in lower revenues in Europe for the second quarter of 2005. Canada’s service revenues increased modestly by 2% in U.S. dollars in the second quarter of 2005 compared to the second quarter of 2004. Without the effect of foreign exchange fluctuations, our Canada business unit’s service revenues would have decreased 6% in the second quarter of 2005 compared to the second quarter of 2004.
      Consolidated service revenues for the six months ended June 30, 2005 increased 24% in U.S. dollars and 22% in local currency terms, from consolidated service revenues for the same period in 2004. Our Financial Services, Automotive, Consumer and Energy business unit increased service revenues $8.4 million, or 24%, in the first two quarters of 2005 compared to the first two quarters of 2004. Our Technology, Education, Communications, and Health Care business unit increased service revenues $14.1 million, or 70%, in the first two quarters of 2005 compared to the first two quarters of 2004. Our Government business unit’s service revenues increased 42%, or $3.2 million, in the first two quarters of 2005 compared to the first two quarters of 2004. Continued demand from new and existing clients and the addition of two large long-term engagements signed during 2005 helped 2005 service revenue growth in our U.S. business segments. Our United Kingdom business unit was negatively impacted during the second quarter by the delayed NHS project, resulting in a decrease of $0.7 million in service revenues, or 2% in U.S. dollars, in the first two quarters of 2005 compared to the first two quarters of 2004. Without the effect of foreign exchange fluctuations, the decrease in service revenues for our United Kingdom business unit would have been 1%. Germany’s service revenues decreased $0.4 million, or 3% in U.S. dollars and 7% in local currency terms, in the first two quarters of 2005 compared to the first two quarters of 2004. The softening of the European market, combined with the delayed NHS project, resulted in lower revenues in Europe for the six months ended June 30, 2005 compared to the same period in 2004. Canada’s service revenues increased $1.2 million, or 16% in U.S. dollars in the first two quarters of 2005 compared to the first two quarters of 2004. Without the effect of foreign exchange fluctuations, our Canada business unit’s service revenues would have increased 7% in the first two quarters of 2005 compared to the first two quarters of 2004.

Operating Income by Operating Segments
      For the second quarter of 2005, our six operating segments had profitable operating results that, in aggregate, represented a 15% increase from the second quarter of 2004. Our Financial Services, Automotive, Consumer and Energy business unit increased operating income $2.2 million, or 36%, in the second quarter of 2005 compared to the second quarter of 2004. Our Technology, Education, Communications, and Health Care business unit increased operating income $0.7 million, or 22%, in the second quarter of 2005 compared to the second quarter of 2004. Our Government business unit’s operating income increased over 100%, or $1.7 million, in the second quarter of 2005 compared to the second quarter of 2004. These results are primarily the result of the increase in our recurring revenues and our success in managing costs and improving leverage for both operating and general and administrative expenses. Our United Kingdom business unit’s operating income decreased $1.7 million during the second quarter of 2005 compared to the second quarter of 2004, primarily due to lower revenues resulting from lower utilization rates experienced as a result of the NHS project’s delay. Germany’s operating income decreased 19% in the second quarter of 2005 compared to the second quarter of 2004 primarily due to lower realized revenues during the second quarter of 2005. Canada’s operating income decreased $1.0 million in the second quarter of 2005 compared to the second quarter of 2004 resulting from increased use of consultants, an increase in head count with lower revenues and lower utilization.

Liquidity and Capital Resources
      We have primarily funded our operations from cash flow generated from operations from prior years and the proceeds from our public stock offerings. We invest our excess cash predominantly in instruments that are highly liquid, investment grade securities. At June 30, 2005, we had approximately $153.0 million in cash, cash equivalents, restricted cash and marketable investments, compared to $175.6 million at December 31, 2004.
      We have deposited approximately $4.2 million with various banks as collateral for letters of credit and performance bonds and have classified this cash as restricted on the accompanying consolidated and condensed balance sheet at June 30, 2005.
      In our Annual Report on the Form 10-K for the year ended December 31, 2004 under the heading Liquidity and Capital Resources, we outlined our contractual obligations. For the quarter ended June 30, 2005, there have been no material changes in our contractual obligations.
      Cash provided by operating activities was $2.0 million for the six months ended June 30, 2005. This resulted primarily from an increase in unbilled revenues on contracts of $7.9 million, decrease in income tax payable of $1.7 million and decrease in deferred revenues on contracts of $4.7 million, primarily offset by net non-cash charges of $2.8 million, including $3.1 million of depreciation and amortization, decrease in accounts receivable of $2.9 million, increase in accrued compensation of $1.0 million and net income of $8.9 million. Days sales outstanding (DSO) is calculated based on actual 3 months of service revenue annualized and period end receivables, unbilled and deferred revenue balances. DSO for accounts receivable increased to 79 days in the second quarter of 2005 from 71 days for the first quarter of 2005 primarily due to an increase in unbilled revenue and a decrease in deferred revenue. We expect the unbilled revenue balance as of June 30, 2005 to be short-term in nature, with approximately 80% to be billed within one quarter or less.
      Cash used in investing activities was $18.9 million for the six months ended June 30, 2005. This was due primarily to the net cash paid for the BIS acquisition of approximately $13.3 million, which also included non-cash consideration of $3.3 million relating to the issuance of common stock, $3.6 million of net purchase and sale of marketable investments and capital expenditures of $9.2 million, of which approximately $5.7 million related to the buildout of our Indian facility and Oracle 11i upgrade.
      Cash provided by financing activities was $0.6 million for the six months ended June 30, 2005, as a result of $3.2 million of cash proceeds provided from the sale of common stock through our employee stock purchase plan and the exercise of employee stock options, offset by the repurchase of our common stock shares for approximately $2.6 million.
      On December 2, 2004, the Board of Directors authorized a stock repurchase program of up to $25.0 million over a two-year period. During the first quarter of 2005, we repurchased approximately 373,000 shares for $2.6 million. No stock repurchases occurred during the second quarter of 2005. We will continue to assess the marketplace and repurchase shares when we feel it is economically advantageous.
      During the first quarter of 2005, a fire occurred in our Gurgaon, India office. The fire did not have a material effect on our business or in our ability to serve our clients. In connection with the fire, we expected to receive insurance proceeds in the second quarter of 2005. Insurance proceeds of approximately $0.5 million were not received during the second quarter, however are expected during the third quarter of 2005. The insurance proceeds are expected to cover the full value of our assets lost in the fire.

      We believe that our existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet our working capital, capital expenditure, restructuring requirements and stock repurchase initiatives for at least the next 12 months.

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
      During the second quarter of 2005, we reviewed our stock-based compensation plans and determined to grant restricted stock units (“RSUs”) instead of stock options. We began granting RSUs effective July 1, 2005. We are currently reviewing our employee stock purchase plan and certain of its features. In addition, we are currently evaluating the impact of SFAS No. 123R on our current outstanding stock options.

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
      The market for our consulting services and the technologies used in our solutions historically has tended to fluctuate in tandem with economic cycles — particularly those in the United States and the United Kingdom, where the majority of our revenues are earned. During economic cycles when many companies are experiencing financial difficulties or uncertainty, clients and potential clients may cancel or delay spending on technology initiatives. Moreover, during the past few years, companies typically have not exhibited the same sense of urgency to invest in technology initiatives that they exhibited during the period of economic expansion, prior to 2000. The economic uncertainty caused by military actions in Iraq, as well as by fallout from the accounting scandals involving Enron, Worldcom and other companies, also has depressed technology spending. Although the economic climate has shown signs of improvement since the third quarter of 2003, this improvement has fluctuated and also may not continue for a meaningful period of time. If the economic climate again deteriorates, large companies may cancel or delay their business and technology consulting initiatives. If the rate of cancellations or delays significantly increases, because of a weak economic climate or for other reasons, our business, financial condition and results of operations could be materially and adversely affected.

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
      Our business is labor intensive, and our success depends upon our ability to attract, retain, train and motivate highly skilled employees. The improvement in demand for business and technology consulting services that began in the third quarter of 2003 has further increased the need for employees with specialized skills or significant experience in business and technology consulting, particularly at senior levels. We have been expanding our operations in all locations, and these expansion efforts will be highly dependent on attracting a sufficient number of highly skilled people. We may not be successful in attracting enough employees to achieve our desired expansion or staffing plans. Furthermore, the industry turnover rates for these types of employees are high, and we may not be successful in retaining, training and motivating the employees we attract. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements. Such inability may also force us to increase our hiring of expensive independent contractors, which could increase our costs and reduce our profitability on client engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce and other resources. Our future success will depend on our ability to manage the levels and related costs of our workforce and other resources effectively.

We earn revenues, incur costs and maintain cash balances in multiple currencies, and currency fluctuations affect our financial results.
      We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international segment revenues were $27.3 million in the second quarter of 2005. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues, purchases, payroll and investments. We also have a significant amount of foreign currency net asset exposures. Certain foreign currency exposures are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in US dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk, because we frequently incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.
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
      Some of our contracts can be canceled by the client with limited advance notice and without significant penalty. Termination by any client of a contract for our services could result in a loss of expected revenues and additional expenses for staff which were allocated to that client’s project. We could be required to maintain underutilized employees who were assigned to the terminated contract. The unexpected cancellation or significant reduction in the scope of any of our large projects, or client termination of one or more recurring revenue contracts (see definition of “recurring revenue” in Item 2, above), could have a material adverse effect on our business, financial condition and results of operations.

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
      Our business model focuses heavily on delivering measurable business results for our clients, and increasingly we are aligning our interests with our client’s interests by putting a portion of our fees at risk, dependent on our client’s attainment of the business value we promised. In the second quarter of 2005, we recognized $0.2 million of revenue by achieving previously agreed measurable business results. Our inability to deliver the business value that we have promised on a project could materially affect the profitability of that project, because we typically will incur the same level of project costs regardless of whether the promised business value is attained. We could also experience delays in revenue recognition or payment because the measurement of business value is often complex and may involve a verification process between us and our client. As a result, our failure to deliver the business value that we promise to our clients could materially affect our business, financial condition and results of operations.

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
      Jerry A. Greenberg and J. Stuart Moore, our Co-Chairmen of the Board of Directors and Co-Chief Executive Officers, own approximately 33.4% of our outstanding common stock in the aggregate. As a result, they have the ability to substantially influence, and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of Directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.

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

The failure to successfully and timely implement an upgrade of our corporate human resource system could materially disrupt our business.
      In August 2005, we commenced an implementation of the Oracle Human Resource Management System (“HRMS”) to upgrade our current human resource systems. The HRMS implementation is anticipated to be completed in the fourth fiscal quarter of 2005. The implementation will, among other benefits: provide a global system of record for all employee data; increase the automation of, and ensure greater internal control and productivity with respect to, the implementation and oversight of our employee processes; improve our data integrity, controls, and the use of our people and systems; and integrate more seamlessly with our recently implemented Oracle 11i Financials software application. Failure to implement successfully HRMS in a timely, effective and efficient manner could result in the loss of or inaccuracies in the reporting of people-related data that we require for operational and regulatory compliance purposes, and force us to incur considerable time, effort and expense to recover and/or correct such data.

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
      During the three and six months ended June 30, 2005, there were no material changes in our market risk exposure. For quantitative and qualitative disclosures about market risk affecting Sapient, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005 and concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005, because the material weakness in the Company’s internal control over financial reporting related to its lack of a sufficient complement of senior financial accounting and reporting personnel possessing competencies commensurate with the company’s financial reporting requirements, as fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, had not been remediated.
      In light of the material weakness that exists as of June 30, 2005, the Company performed additional analysis and other post-closing procedures to ensure the Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
      No changes in the Company’s internal control over financial reporting occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
      Management expects that as of the end of the third fiscal quarter of 2005, the company’s remaining open key finance positions will be filled, and as of the end of the fourth fiscal quarter of 2005, the necessary actions to remedy the material weakness will be complete.

PART II
OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
      The following table provides information relating to the Company’s purchases of Sapient common stock shares during the first quarter of 2005. The Company did not repurchase common stock shares during the second quarter of 2005.

				Approximate
			Total Number of	Dollar Value of
	Total		Shares Purchased	Shares That may
	Number of		as Part of Publicly	yet be Purchased
	Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased(1)	Paid per Share	or Programs	or Programs

January 1, 2005 — January 31, 2005	—	—	—	$25,000,000
February 1, 2005 — February 28, 2005	373,359	$6.98	373,359	22,395,774
March 1, 2005 — March 31, 2005	—	—	—	22,395,774
April 1, 2005 — April 30, 2005	—	—	—	22,395,774
May 1, 2005 — May 31, 2005	—	—	—	22,395,774
June 1, 2005 — June 30, 2005	—	—	—	22,395,774

(1)	On November 16, 2004, the Board of Directors authorized a share purchase program for acquiring Sapient common stock of up to $25.0 million shares in the open market or in privately negotiated transactions. During the three months ended March 31, 2005, the Company repurchased 373,359 of Sapient common stock for approximately $2.6 million. The timing and amount of any future repurchases will depend on market conditions and corporate considerations. The purchase program expires in December 2006.

Item 4.	Submission of Matters to a Vote of Security Holders
      At the Company’s Annual Meeting of Stockholders held on May 24, 2005, the following proposals were adopted by the votes specified below:

1. The election of Dennis H. Chookaszian, Jeffrey M. Cunningham, Darius W. Gaskins, Jr., Gary S. McKissock and J. Stuart Moore as Directors to serve until the 2006 Annual Meeting of Stockholders.* The vote totals for the Director Nominees were as follows:

Name	Votes For	Votes Withheld

Dennis H. Chookaszian	114,238,492	1,662,160
Jeffrey M. Cunningham	109,381,513	6,519,139
Darius W. Gaskins, Jr.	109,158,362	6,742,290
Gary S. McKissock	109,178,988	6,721,664
J. Stuart Moore	113,056,555	2,844,098

2. The approval of the Company’s 2005 Employee Stock Purchase Plan and the reservation of 2,074,000 shares of Common Stock for issuance thereunder. For this proposal, 92,377,597 shares of common stock voted in favor, 1,921,115 shares of common stock voted against, and 1,158,129 shares of common stock abstained.

      * The Directors whose existing terms in office continued after the meeting were Jerry A. Greenberg and Bruce D. Parker.

3. The ratification of the selection of PricewaterhouseCoopers LLP as independent auditors of the Company. For this proposal, 115,639,676 shares of common stock voted in favor, 246,461 shares of common stock voted against, and 14,515 shares of common stock abstained.

Item 5.	Other Information
2005 Global Bonus Plan — Target Bonus Amount Adjustments
      On July 20, 2005, the Compensation Committee of the Company’s Board of Directors approved revised 2005 target bonus amounts for certain executive officers, as follows:

•	Sheeroy D. Desai, Executive Vice President and Chief Operating Officer — $275,000

•	Alan J. Herrick, Executive Vice President — $225,000

•	Preston B. Bradford, Executive Vice President — $175,000
      Executive officer bonuses are issued pursuant to the Company’s 2005 Global Bonus Plan (the “Plan”), which is described in Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the first fiscal quarter of 2005. The Compensation Committee approved the Plan on March 3, 2005. These revised bonus targets apply to, and are payable on a pro rata basis for, the period July 1, 2005 to December 31, 2005.*
      *The 2005 target bonus amounts originally established for these officers, and which are described in the Company’s Form 10-Q for the first quarter of 2005, apply to, and are payable on a pro rata basis for, the period January 1, 2005 to June 30, 2005.

Item 6.	Exhibits

31	.1*	Certification of Jerry A. Greenberg pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2*	Certification of J. Stuart Moore pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.3*	Certification of Scott J. Krenz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1*	Certification of Jerry A. Greenberg pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	.2*	Certification of J. Stuart Moore pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	.3*	Certification of Scott J. Krenz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAPIENT CORPORATION

Signature	Title	Date

/s/ Jerry A. Greenberg Jerry A. Greenberg	Co-Chief Executive Officer Co-Chairman of the Board	August 9, 2005

/s/ Scott J. Krenz Scott J. Krenz	Chief Financial Officer	August 9, 2005