Form 10-Q
period 2005-09-30
SAPIENT CORP
filed 2005-11-09
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑Yes     ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  ☑Yes     ☐ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  ☐Yes     ☑ No
     As of November 1, 2005, 125,639,843 shares of the Company’s common stock were outstanding.

SAPIENT CORPORATION
INDEX

		Page Number
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated and Condensed Balance Sheets as of September 30, 2005 and December 31, 2004	3
	Consolidated and Condensed Statements of Income for the Three and Nine Months Ended September 30, 2005 and 2004	4
	Consolidated and Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	5
	Notes to Consolidated and Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
	PART II. OTHER INFORMATION
Item 6.	Exhibits	30
Signatures		31
Ex-31.1 Section 302 Certification of Jerry A. Greenberg
Ex-31.2 Section 302 Certification of J. Stuart Moore
Ex-31.3 Section 302 Certification of Scott J. Krenz
Ex-32.1 Section 906 Certification of Jerry A. Greenberg
Ex-32.2 Section 906 Certification of J. Stuart Moore
Ex-32.3 Section 906 Certification of Scott J. Krenz
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(In thousands, except
	per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$50,854	$66,779
Marketable investments	86,718	38,172
Restricted cash	322	3,168
Accounts receivable, less allowance for doubtful accounts of $1,139 and $1,896, respectively	62,843	51,278
Unbilled revenues on contracts	29,269	16,875
Prepaid expenses and other current assets	11,649	9,052

Total current assets	241,655	185,324
Marketable investments	5,444	64,006
Restricted cash	1,233	3,454
Property and equipment, net	20,161	14,612
Goodwill	11,770	—
Intangible assets, net	3,321	643
Deferred tax assets	761	815
Other assets	671	749

Total assets	$285,016	$269,603

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,182	$6,125
Accrued expenses	17,694	18,832
Accrued restructuring costs, current portion	7,768	10,560
Accrued compensation	22,566	17,722
Income taxes payable	3,044	4,116
Deferred revenues on contracts	5,261	9,285

Total current liabilities	61,515	66,640
Accrued restructuring costs, net of current portion	14,290	15,003
Deferred tax liability	188	—
Other long term liabilities	3,291	2,027

Total liabilities	79,284	83,670

Commitments and contingencies (Note 5)
Redeemable common stock (Note 13)	671	—

Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 authorized and none issued at September 30, 2005 and December 31, 2004	—	—
Common stock, par value $.01 per share, 200,000,000 shares authorized, 130,482,574 shares issued at September 30, 2005 and December 31, 2004	1,304	1,304
Additional paid-in capital	493,835	477,669
Treasury stock, at cost, 4,894,614 and 6,221,679 shares at September 30, 2005 and December 31, 2004, respectively	(4,832)	(7,251)
Deferred compensation	(12,513)	—
Accumulated other comprehensive income	1,921	4,090
Accumulated deficit	(274,654)	(289,879)

Total stockholders’ equity	205,061	185,933

Total liabilities, redeemable common stock and stockholders’ equity	$285,016	$269,603

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Service revenues	$81,747	$64,193	$234,834	$187,535
Reimbursable expenses	3,722	3,178	9,748	8,911

Total gross revenues	85,469	67,371	244,582	196,446

Operating expenses:
Project personnel costs, before reimbursable expenses	50,967	34,575	140,511	107,499
Reimbursable expenses	3,722	3,178	9,748	8,911

Total project personnel costs	54,689	37,753	150,259	116,410
Selling and marketing costs	3,036	3,167	10,452	11,659
General and administrative costs	21,151	18,585	63,727	53,095
Restructuring and other related charges	—	241	5,250	1,108
Amortization of intangible assets	381	128	722	386

Total operating expenses	79,257	59,874	230,410	182,658

Income from operations	6,212	7,497	14,172	13,788
Interest and other income, net	1,041	726	3,322	1,780

Income before income taxes	7,253	8,223	17,494	15,568
Income tax provision	943	390	2,269	770

Net income	$6,310	$7,833	$15,225	$14,798

Basic and diluted net income per share	$0.05	$0.06	$0.12	$0.12

Weighted average common shares	125,361	123,172	124,660	122,733
Weighted average dilutive common share equivalents	4,631	5,290	5,033	4,985

Weighted average common shares and dilutive common share equivalents	129,992	128,462	129,693	127,718

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2005	2004
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$15,225	$14,798
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss recognized on disposition of fixed assets	50	76
Depreciation	4,452	4,583
Amortization of intangible assets	722	386
Stock-based compensation	917	646
Provision for (recovery of) allowance for doubtful accounts, net	(499)	706
Deferred income taxes	188	—
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	4,870	3,436
Accounts receivable	(11,191)	(10,492)
Unbilled revenues on contracts	(13,191)	(1,290)
Prepaid expenses and other current assets	(2,816)	(4,224)
Other assets	78	(184)
Accounts payable	(944)	680
Accrued expenses	(290)	(798)
Accrued restructuring costs	(2,365)	(10,600)
Accrued compensation	5,355	8,573
Income taxes payable	(1,014)	2,135
Deferred revenues on contracts	(3,684)	(328)
Other long term liabilities	967	520

Net cash (used in) provided by operating activities	(3,170)	8,623
Cash flows from investing activities:
Purchases of property and equipment and cost of internally developed software	(11,301)	(4,942)
Cash paid for acquisition, net of cash received	(13,334)	—
Sales and maturities of marketable investments	48,811	93,653
Purchases of marketable investments	(38,778)	(115,084)

Net cash used in investing activities	(14,602)	(26,373)
Cash flows from financing activities:
Proceeds from stock option and purchase plans	5,119	5,475
Repurchases of common stock	(2,604)	—

Net cash provided by financing activities	2,515	5,475

Effect of exchange rate changes on cash and cash equivalents	(668)	(89)
Decrease in cash and cash equivalents	(15,925)	(12,634)
Cash and cash equivalents, at beginning of period	66,779	67,592

Cash and cash equivalents, at end of period	$50,854	$55,228

Supplementary Cash Flow Information
Non-cash investing transaction:
Issuance of common stock for acquisition (Note 13)	$3,310	$—

The accompanying notes are an integral part of these Consolidated and Condensed Financial  Statements.

SAPIENT CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
1. Basis of Presentation
     The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
     Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation.
     The accompanying consolidated and condensed statement of cash flows for the nine months ended September 30, 2005 differs insignificantly from what we reported in the October 27, 2005 release of our financial results for the third quarter of 2005. The difference pertains to an immaterial classification error between operating and financing activities and did not impact the consolidated and condensed balance sheet or statement of income.
     Unless the context requires otherwise, references in this Quarterly Report to “Sapient,” “the Company,” “we,” “us” or “our” refer to Sapient Corporation and its consolidated subsidiaries.
2. Net Income Per Share
     The following information presents the Company’s computation of basic and diluted net income per share for the periods presented in the consolidated and condensed statements of income (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$6,310	$7,833	$15,225	$14,798
Basic net income per share:
Weighted average common shares outstanding	125,361	123,172	124,660	122,733

Basic net income per share	$0.05	$0.06	$0.12	$0.12

Diluted net income per share:
Weighted average common shares outstanding	125,361	123,172	124,660	122,733
Dilutive common share equivalents	4,631	5,290	5,033	4,985

Weighted average common shares and dilutive common share equivalents	129,992	128,462	129,693	127,718

Diluted net income per share	$0.05	$0.06	$0.12	$0.12

     Excluded from the above computation of dilutive common share equivalents for diluted net income per share were options to purchase approximately 7.8 million and 8.0 million shares of common stock for the three months ended September 30, 2005 and 2004, respectively, and approximately 1.7 million unvested restricted stock units granted during the third quarter of 2005. The options and restricted stock units were excluded because their inclusion would have an anti-dilutive effect on diluted net income per share. Excluded from the above computation of dilutive common share equivalents for diluted net income per share were options to purchase approximately 7.6 million and 9.3 million shares of common stock for the nine months ended September 30, 2005 and 2004, respectively, and approximately 1.7 million unvested restricted stock units granted during the third quarter of 2005. The options and restricted stock units were excluded because their inclusion would have an anti-dilutive effect on diluted net income per share.

3. Stock-Based Compensation
     Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” requires that companies either recognize compensation expense for grants of stock options and other equity instruments issued to employees based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share as though the Company were recognizing expense in accordance with SFAS 123 in the notes to the financial statements. As of September 30, 2005, the Company maintained eight stock-based compensation plans, which are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company accounts for awards to employees under those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net income and net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income as reported	$6,310	$7,833	$15,225	$14,798
Add back: Stock-based compensation, included in net income, net of related tax effects, as reported	873	224	917	646
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(2,858)	(5,035)	(8,798)	(16,085)

Pro forma net income (loss)	$4,325	$3,022	$7,344	$(641)

Basic net income (loss) per share
As reported	$0.05	$0.06	$0.12	$0.12
Pro forma	$0.03	$0.02	$0.06	$(0.01)
Diluted net income (loss) per share
As reported	$0.05	$0.06	$0.12	$0.12
Pro forma	$0.03	$0.02	$0.06	$(0.01)

     During the third quarter of 2005, the Company began granting restricted stock unit awards (“RSUs”) instead of stock options. The Company granted approximately 1.7 million RSUs that will allow employees the right to acquire shares of the Company’s common stock. The RSUs were valued at their fair market value on date of grant and vest 25% annually over four years. Any portion of the RSU award that has not become vested will be forfeited automatically, for any reason, upon an employee’s employment termination.
     Project personnel costs (before reimbursable expenses), selling and marketing costs and general and administrative costs appearing in the consolidated and condensed statements of income are shown inclusive of the following stock-based compensation amounts relating primarily to the RSUs granted during the third quarter of 2005 (in thousands):

	Three		Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Project personnel costs, before reimbursable expenses	$557	$190	$575	$570
Selling and marketing costs	22	—	22	—
General and administrative costs	294	34	320	76

Stock-based compensation	$873	$224	$917	$646

4. Comprehensive Income
     The components of comprehensive income (loss) are presented below for the periods presented in the consolidated and condensed statements of income (in thousands):

	Three		Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$6,310	$7,833	$15,225	$14,798
Foreign currency translation (loss) gain	(771)	128	(2,222)	268
Unrealized gain (loss) on investments	46	28	53	(358)

Comprehensive income	$5,585	$7,989	$13,056	$14,708

5. Contingent and Other Liabilities
     The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims in which the damages claimed under such actions, in the aggregate, total approximately $2.5 million. The Company is also subject to various administrative audits, each of which has arisen in the ordinary course of business. At September 30, 2005, the Company has accrued approximately $0.8 million related to these items. The Company intends to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has accrued.

6. Restructuring and Other Related Charges
     As a result of the decline in the demand for consulting services that began in the second half of 2000, and the resulting decline in our service revenues in 2001 and 2002, the Company restructured its workforce and operations in 2001, 2002 and the second half of 2003.
     The Company recorded restructuring and other related charges of approximately $170.7 million through December 31, 2004 in connection with the restructuring plans announced in 2001, 2002 and the second half of 2003. The restructuring charges relate to the termination of employees and decreases in estimated sublease income in connection with the restructuring plans previously announced. The restructuring plans also resulted in ceasing operations and closing offices where we had excess office space. Estimated costs for the consolidation of facilities include contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sublease income.
     The Company recorded restructuring charges during the second quarter of 2005 of approximately $5.3 million, due to a decrease in estimated sublease income associated with its restructured Santa Monica, California location. The Company received proposals during the second quarter of 2005 from potential subtenants at price ranges below originally established rates, which resulted in management reevaluating its originally established sublease assumptions. Interest from potential subtenants during the second quarter of 2005, previously not experienced, and discussions with the Company’s professional real estate broker during the second quarter of 2005 required management to reevaluate the property’s rentable market value. The adjustment in estimated proposed sublease income reflects the sublease proposal rates the Company received during the second quarter of 2005. The Company has not finalized sublease agreements and is currently involved in negotiations to sublease the vacant space.
     The Company recorded restructuring charges during the third quarter of 2004 of approximately $0.2 million and approximately $1.1 million for the nine months ended September 30, 2004. The restructuring charges were due to decreases in estimated sublease income associated with the restructuring plans previously announced.
     Accruals for restructuring and other related activities as of, and for, the nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	Workforce	Facilities	Total
Balance, December 31, 2004	$11	$25,552	$25,563
Adjustment	(11)	—	(11)
Additional charge	—	5,250	5,250
Non-cash, utilized	—	(1,144)	(1,144)
Cash utilized	—	(7,600)	(7,600)

Balance, September 30, 2005	$—	$22,058	$22,058

Current accrued restructuring costs			$7,768

Non-current accrued restructuring costs			$14,290

	Workforce	Facilities	Total
Balance, December 31, 2003	$242	$40,545	$40,787
Additional charge	(182)	1,290	1,108
Non-cash, utilized	—	(1,454)	(1,454)
Cash utilized	(49)	(11,550)	(11,599)

Balance, September 30, 2004	$11	$28,831	$28,842

Current accrued restructuring costs			$11,770

Non-current accrued restructuring costs			$17,072

     The remaining accrued restructuring costs are $22.1 million at September 30, 2005, of which the cash portion is $21.8 million. The cash outlay over the next 12-month period is expected to be $7.7 million, and the remainder will be paid through 2011.
7. Income Taxes
     The Company has deferred tax assets that have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses incurred from 2001 through 2003 in the United States and Germany, and uncertainty as to the extent, and timing of profitability in future periods, the Company has continued to record a valuation allowance against deferred tax assets in the United States and Germany. For the nine month periods ended September 30, 2005 and 2004, the Company recorded an income tax provision of approximately $2.3 million and $770,000, respectively, primarily related to foreign, federal alternative minimum tax and state tax obligations. For the third quarters of 2005 and 2004, the Company recorded an income tax provision of approximately $943,000 and $390,000, respectively, primarily related to foreign, federal alternative minimum tax and state tax obligations.
     The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.
8. Segment Information
     The Company has discrete financial data by operating segments available based on the Company’s method of internal reporting, which disaggregates its operations on a business unit basis for its United States operations and geographic basis for its international operations. Operating segments are defined as components of the Company concerning which separate financial information is available to manage resources and evaluate performance. Beginning with the first quarter of 2005, the Company combined two of its United States business units and reorganized certain groups within the business units. Specifically, the Company combined its Financial Services business unit and its Automotive, Consumer and Energy business units into one business unit, which is now named Financial Services, Automotive, Consumer and Energy. In addition, within the Public Services business unit, the Company separated the Government, Education and Health Care groups: the Education and Health Care groups were combined with the Technology and Communications business unit, and Government became a standalone business unit. These changes reduced the number of United States business units to three: (i) Financial Services, Automotive, Consumer and Energy, (ii) Technology, Education, Communications and Health Care and (iii) Government. The Company reported four business units in the United States prior to the first quarter of 2005. In addition, the Company has three international business units: United Kingdom, Germany and Canada. The Company has reported its results by operating segments accordingly, and quarterly and year to date results for operating segments for 2004 have been reclassified to reflect these changes.
     During the third quarter of 2005, the Company incorporated Sapient Global SAP (see Note 13) into the appropriate individual operating segments. The Company included Sapient Global SAP service revenues and operating income in the respective operating segment from which revenue was derived. The Company has reported its results by operating segments accordingly, and year to date results for operating segments for 2005 have been reclassified to reflect these changes.
     The Company does not allocate certain selling, marketing and general and administrative expenses to its business unit segments in the United States because these activities are managed separately from the business units. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each operating segment.
     The tables below present the service revenues and operating income attributable to these operating segments for the periods presented. The “all other” category represents HWT, Inc. (formerly HealthWatch Technologies, LLC), a majority-owned subsidiary.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Service Revenues	2005	2004	2005	2004
	(In thousands)
Financial Services/Automotive/Consumer/Energy	$28,107	$18,194	$73,742	$53,283
Technology/Education/Communications/HealthCare	18,642	12,119	53,023	32,352
Government	6,373	4,195	17,336	11,923
United Kingdom	15,170	15,328	50,387	49,813
Germany	7,132	8,421	22,098	23,817
Canada	5,112	4,634	14,042	12,338

Total Reportable Segments	80,536	62,891	230,628	183,526
All other	1,211	1,302	4,206	4,009

Consolidated Total	$81,747	$64,193	$234,834	$187,535

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Operating Income	2005	2004	2005	2004
	(In thousands)
Financial Services/Automotive/Consumer/Energy(1)	$9,399	$6,613	$25,586	$17,366
Technology/Education/Communications/HealthCare(1)	6,718	5,167	15,505	11,047
Government(1)	2,598	2,162	7,749	4,684
United Kingdom	(354)	1,300	2,794	5,227
Germany	275	2,142	3,183	5,024
Canada	1,712	1,331	2,403	3,234

Total Reportable Segments(1)	20,348	18,715	57,220	46,582
All other(1)	57	197	443	593
Reconciling items(2)	(13,152)	(10,689)	(40,169)	(31,607)

Consolidated Income Before Income Taxes	$7,253	$8,223	$17,494	$15,568

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment in the United States, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income in order to arrive at consolidated income before income taxes include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Restructuring and other related charges	$—	$241	$5,250	$1,108
Amortization of intangible assets	381	128	722	386
Stock-based compensation	873	224	917	646
Interest and other income (expense), net	(1,041)	(726)	(3,322)	(1,780)
Unallocated expenses(3)	12,939	10,822	36,602	31,247

	$13,152	$10,689	$40,169	$31,607

(3)	Includes corporate portion of both selling and marketing and general and administrative costs.
9. Geographic Data
     Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated and condensed statements of income and the consolidated and condensed balance sheets (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service revenues:
United States	$54,333	$35,810	$148,307	$101,566
International	27,414	28,383	86,527	85,969

Total service revenues	$81,747	$64,193	$234,834	$187,535

	September 30,	December 31,
	2005	2004
Long-lived assets:
United States	$22,472	$7,596
International	12,780	7,659

Total long-lived assets	$35,252	$15,255

     The goodwill and intangible asset balances relating to the acquisition of Business Information Solutions, LLC completed in the second quarter of 2005 (Note 13) are included in the United States long-lived asset amount as of September 30, 2005.

10. Goodwill and Intangible Assets
     Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No 142”), goodwill and certain intangible assets are deemed to have indefinite lives and are no longer amortized, but are reviewed at least annually for impairment. Other identifiable intangible assets are amortized over their estimated useful lives. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing the “fair value” methodology. The Company will evaluate the fair value of its reporting unit at least annually to assess impairment.
     The following is a summary of goodwill and intangible assets as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005
	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Goodwill (Note 13)	$11,770	$—	$11,770

Amortizable intangible assets:
Marketing assets and customer lists	$2,317	$(164)	$2,153
SAP license agreement (Note 13)	1,100	(183)	917
Customer contracts	648	(408)	240
Developed technology	1,454	(1,443)	11

Total intangible assets	$5,519	$(2,198)	$3,321

	December 31, 2004
	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Amortizable intangible assets:
Marketing assets and customer lists	$17	$(1)	$16
Customer contracts	648	(49)	599
Developed technology	1,454	(1,426)	28

Total intangible assets	$2,119	$(1,476)	$643

     Amortization expense related to intangible assets was $381,000 and $128,000 for the third quarters of 2005 and 2004, respectively, and $722,000 and $386,000 for the first three quarters of 2005 and 2004, respectively. Amortization expense related to intangible assets is expected to be approximately $381,000 for the remainder of 2005 and approximately $1,042,000, $717,000, $529,000, $460,000 and $192,000 for the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively.
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
     Foreign exchange gains of approximately $340,000 and $262,000 are included in general and administrative costs in the consolidated and condensed statements of income for the third quarter of 2005 and 2004, respectively. Foreign exchange losses of approximately $1.4 million and $347,000 are included in general and administrative costs in the consolidated and condensed statements of income for the nine months ended September 30, 2005 and 2004, respectively. These gains and losses were primarily related to intercompany foreign currency transactions that were of a short-term nature.
12. Stock Buyback
     On November 16, 2004, the Board of Directors authorized a stock repurchase program of up to $25.0 million over a two-year period. During the first quarter of 2005, the Company repurchased approximately 373,000 shares for $2.6 million. No stock repurchases occurred during the third or second quarters of 2005. Subsequent to September 30, 2005, the Company repurchased 960,000 shares for approximately $5.0 million. The Company has not set a target for repurchases and will continue to assess the marketplace periodically and repurchase shares when it is economically advantageous to the Company.

13. Acquisition
     On June 1, 2005, the Company purchased Business Information Solutions, LLC (“BIS”), a privately-held provider of SAP-related professional services, specializing in business intelligence solutions, by acquiring approximately $2.1 million of the net tangible assets of BIS for total current consideration of approximately $17.2 million. BIS’ operations are now referred to as the Sapient Global SAP practice (“Sapient Global SAP”) and Sapient Global SAP’s results of operations have been included in the consolidated condensed financial statements since the date of acquisition (June 1, 2005). The acquisition added forty-eight BIS people, all of whom became part of Sapient Global SAP. As a result of the acquisition, the Company is expected to (1) expand its services in business intelligence and in newer modules of SAP, specifically business warehouse, the SEM module, data analytics and energy specific solutions and (2) offer a much broader variety of value-added ERP integration, upgrade, and maintenance services related to the globally dominant SAP products and its Netweaver platform.
     The aggregate current consideration of approximately $17.2 million consisted of $13.0 million in cash, net common stock valued at approximately $3.3 million (value of $3.5 million, less the net value of $190,000 relating to the put and call option features described below), additional consideration of approximately $0.5 million to be paid in equal annual installments over a three-year period in cash or common stock, and acquisition costs of $0.4 million.
     The net $3.3 million of common stock consideration resulted in the issuance of 409,357 shares of common stock based on the average market price of the Company’s common shares over the 5-day period beginning two days prior to the acquisition Closing Date and ending two days after the acquisition Closing Date (the “Buyer Share Price” equaled $8.55 per share). Of the 409,357 shares issued, 313,943 shares carry an embedded put and call option feature as defined below.
     Put option: if the Company’s average common stock per share price during the ten business days ending on each of the first, second and third anniversary of the Closing Date (June 1, 2005) is less than 25% ($2.1375 per share) of the Buyer Share Price, certain holders of the shares issued as consideration can require the Company to repurchase the shares at $2.1375 per share.
     Call option: the Company has the right to purchase the common stock from certain holders of the shares issued as consideration at a price of 175% ($14.9625 per share) of the Buyer Share Price (the “Call Option Price”) if the holder proposes to sell his shares at a price greater than $14.9625 per share during the first three years subsequent to the Closing Date. Additionally, during the period beginning as of the third anniversary and ending on the tenth anniversary of the Closing Date, if the per share closing price of a share of Company common stock exceeds the Call Option Price, and if certain other conditions occur (for example, a holder of the shares issued as consideration is terminated “for cause” prior to the third anniversary of the Closing Date), the Company has the right to purchase the common stock from certain holders of shares issued as consideration at the Call Option Price.
     The put and call option features, using the Black-Scholes Option Pricing Model, have been valued at approximately $33,000 and ($223,000), respectively. The $3.5 million of common stock was reduced by $190,000, the net value of the put and call options, resulting in net $3.3 million of common stock consideration issued in connection with the acquisition. The Company issued common stock shares using treasury stock shares, which carried an average cost of $1.50 per share.
     The put feature could require the Company to purchase up to 313,943 of the issued shares for an aggregate price of approximately $0.7 million as of September 30, 2005. As the potential redemption is outside the control of the Company, the potential future cash obligation associated with the put option has been classified outside of permanent equity in the accompanying consolidated and condensed balance sheets. The put option expires on June 1, 2008. As of September 30, 2005, 313,943 shares are subject to the put option feature.
     The additional cash consideration of $0.6 million, having a net present value of approximately $0.5 million, will be paid annually in equal installments over a three-year period within ten days of the first, second and third anniversary dates of the Closing Date. The Company can elect to pay the additional consideration in cash or shares of common stock. Approximately $166,000 of this obligation is classified as current and is included in accrued expenses in the accompanying consolidated and condensed balance sheets. The non-current portion of approximately $333,000 is classified as other long-term liabilities in the accompanying consolidated and condensed balance sheets.
     The Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the Company does not accrue contingent consideration obligations prior to the attainment of the objectives. At September 30, 2005, the maximum potential future consideration pursuant to such arrangements, to be resolved over the following three years, is approximately $3.9 million. The Company, at its sole discretion, can elect to pay the additional consideration in cash or by issuing common stock shares. Any such payments will result in increases in goodwill at time of payment.

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
     The remaining $1.1 million was attributable to the SAP Services Partner Agreement (“SAP License Agreement”), having a weighted-average useful life of approximately 3 years. The purpose of the SAP License Agreement is to formalize the business relationship between the Company and SAP America, Inc. (“SAP America”), working together with the SAP Services Partner Program. Similar to the customer list, the income approach was also used to value the SAP License Agreement.
     The $11.8 million of goodwill relating to the Sapient Global SAP practice will support all of our current operating segments, including our foreign operating segments. The acquisition has been treated as a taxable transaction, therefore the intangible assets, including goodwill, are deductible for tax purposes.
     The following pro forma information for the three and nine months ended September 30, 2005 and 2004 assumes the BIS acquisition occurred as of the beginning of that year:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Proforma, unaudited, in thousands,
	Except per share amounts)
Service revenues	$81,747	$69,098	$244,754	$199,688
Net income	$6,310	$9,222	$16,483	$16,806
Basic net income per share	$0.05	$0.07	$0.13	$0.14
Diluted net income per share	$0.05	$0.07	$0.13	$0.13
     The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.
14. Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”), a revision to SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R eliminates the alternative to use Accounting Principles Board (APB) Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R requires the use of an option pricing model for estimating the fair value of employee stock options and rights to purchase shares under stock participation plans, which is amortized to expense over the service periods. During April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123R. The amendment allows companies to implement SFAS No. 123R at the beginning of their next fiscal year (i.e., first quarter of 2006 for Sapient and other calendar year-end companies), instead of in the next reporting period that begins after June 15, 2005.
     During the second quarter of 2005, the Company reviewed its stock-based compensation plans and decided to shift to granting restricted stock units (“RSUs”) instead of stock options. The Company began granting RSUs during the third quarter of 2005. The Company is currently reviewing its employee stock purchase plan and evaluating the impact of SFAS No. 123R on certain of its features. In addition, the Company is currently evaluating the impact of SFAS No. 123R on its current outstanding stock options.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Sapient, a business innovator, provides business, technology, marketing and other consulting services that help clients achieve extraordinary results from their customer relationships, business operations and technology. Leveraging a unique approach, breakthrough thinking and disciplined execution, Sapient leads its industry in delivering the right business results on time and on budget. Founded in 1991, Sapient is headquartered in Cambridge, Massachusetts, and operates across North America, Europe and India.
     Our consolidated service revenues for the third quarter of 2005, compared to the second quarter of 2005, increased 7% to $81.7 million, and were within our third quarter guidance of $81.0 to $86.0 million that we provided during our second quarter conference call held on July 28, 2005 to announce our second quarter 2005 earnings and results. Our service revenues for the third quarter of 2005 were impacted by our European businesses producing revenues below our expectations. The lower than expected revenues from our European businesses were offset by stronger than expected growth in our U.S. businesses, which contributed to our year over year growth in service revenues. Our consolidated service revenues grew 27% in the third quarter of 2005 compared to the third quarter of 2004. Service revenues from time and materials (“T&M”) engagements increased to 50% of consolidated service revenues during the third quarter of 2005 compared with 38% in the second quarter of 2005 and 31% in the third quarter of 2004. Based upon preliminary market forecasts, it appears that future service revenues from T&M engagements may continue to increase as a percentage of consolidated service revenues. During the fourth quarter of 2004, we commenced a multi-year contract to provide testing services for Nextel Communications, Inc. (“Nextel”). This contract, combined with other Nextel contracts we service, resulted in Nextel representing slightly less than 10% of our service revenues during the third quarter of 2005, compared to 12% during the second quarter of 2005. We continue to focus on increasing our recurring revenues (“long-term revenues”). Our long-term revenues were 35% of our service revenues for the third quarter of 2005 compared to 37% for the second quarter of 2005 and 26% for the third quarter of 2004. Our long-term revenues decreased quarter over quarter in percentage terms, however in dollar terms long-term revenues were flat. Long-term revenues are revenue commitments of one year or more in which the client has committed spending levels to Sapient or chosen Sapient as an exclusive provider of certain services. During the remainder of 2005, certain of these long-term revenue agreements will end, while others may be signed.
     As of the first quarter of 2004, we have been engaged to provide services related to the National Health Service Connecting for Health program in England (“NHS”). During the first quarter of 2005, we announced that client delays concerning the NHS project would result in decreased service revenues. The project’s delay status remained unchanged during the third quarter of 2005. We continue to derive certain revenues from NHS and, at present, we expect to continue to provide these services. However, we are unlikely to see a significant return to previous service revenue levels provided to NHS. Based upon the terms of our contract for this engagement, we bear no financial exposure and, therefore, have not recorded a loss pursuant to this program.
     As a global company, our revenues and operating expenses are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. For the third quarter of 2005, service revenues were $81.7 million, compared with $64.2 million for the third quarter of 2004, an increase of 27% in both U.S. dollars and in local currency terms. During the third quarter of 2005, we recorded a foreign currency exchange gain of approximately $340,000, compared to a loss of $900,000 in the second quarter of 2005 and a foreign currency gain of $262,000 in the third quarter of 2004. The continued strengthening of the U.S. dollar versus various currencies can result in unfavorable currency translation and decrease our reported revenues, operating expenses and operating income. We cannot predict the volatility of foreign currency rate fluctuations against the U.S. dollar.

     The performance below our expectations of our European businesses negatively impacted our average billable utilization rate and, in turn, our profit margin during the third quarter of 2005. Our utilization rate for the third quarter of 2005 was 71%, compared to 73% in the second quarter of 2005 and 75% for the third quarter of 2004. Our annualized service revenues per billable employee were $133,000 for the third and second quarters of 2005, compared to $153,000 for the third quarter of 2004. Our net income was $6.3 million for the third quarter of 2005, compared to net income of $2.8 million for the second quarter of 2005 and net income of $7.8 million for the third quarter of 2004. Net income in the third quarter of 2005 increased compared to the second quarter of 2005 primarily due to a restructuring charge of $5.3 million taken during the second quarter of 2005. Our operating margin for the third quarter of 2005 was 7.6%, compared to 2.4% in the second quarter of 2005 and 11.7% in the third quarter of 2004. The decrease in operating margin during the third quarter of 2005 compared to the third quarter of 2004 reflects a lower average utilization rate of 71% during the third quarter of 2005 compared to 75% during the third quarter of 2004.
     We continue to increase the number of our project personnel to effectively staff our client engagements and achieve the desired staffing mix based on experience level and role. We retain subcontractors in certain cases to fill specific project needs. If we are not successful in maintaining effective staffing levels, our ability to achieve our service revenue and profitability objectives will be adversely affected. Our ability to effectively staff our engagements and achieve the desired staffing mix depends heavily on our ability to maintain reasonable turnover levels. Our annualized rate of voluntary turnover decreased to 16% in the third quarter of 2005, compared to 19% for the second quarter of 2005 and 21% for the third quarter of 2004. We also continue to modify and upgrade critical internal systems that we require to manage client projects and our business generally. Our operations and business results will be adversely impacted if we do not successfully and efficiently implement these system changes, as necessary, from time to time.

     Our Global Distributed Deliverysm (GDD) methodology continues to be important to our clients’ success. This proprietary methodology, which we created in 2000, enables us to offer clients high-quality, cost effective solutions under accelerated project schedules. By engaging India’s highly skilled technology specialists, we can provide services at lower total costs as well as offer a continuous delivery capability resulting from time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services. The billable days, or level of effort, incurred by our India people as a percentage of total Company billable days increased to 54% for the third quarter of 2005, compared to 53% for the second quarter of 2005 and 53% for the third quarter of 2004. Our utilization rate for our India people was 72% for the third quarter of 2005, compared to 74% for the second quarter of 2005 and 77% for the third quarter of 2004. Lower than expected service revenues led to a decrease in average utilization rates. Projects with a GDD component accounted for 47% of our total service revenues in the third quarter of 2005, compared to 52% in the second quarter of 2005 and 59% in the third quarter of 2004.
     On June 1, 2005, we purchased Business Information Solutions, LLC (“BIS”), a privately-held provider of SAP-related professional services, specializing in business intelligence solutions. We added forty-eight BIS people to our Sapient Global SAP practice. We believe this acquisition will allow us to expand our services in business intelligence and in newer modules of SAP, specifically business warehouse, the SEM module, data analytics and energy specific solutions. In addition, we believe the acquisition will allow us to offer a much broader variety of value-added ERP integration, upgrade, and maintenance services related to the globally dominant SAP products and its Netweaver platform.
     Although the growth in our business has been positive, the economic outlook, as always, is subject to change. Any decline in our service revenues will have a significant impact on our financial results, particularly because a significant portion of our operating costs (such as personnel, rent and depreciation) are fixed in advance of a particular quarter. In addition, our future operating segment and overall Company revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors.
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

•	Revenue Recognition and Allowance for Doubtful Accounts. We recognize revenue from the provision of professional services under written service contracts with our clients when persuasive evidence of an arrangement exists, services have been provided to the customer, the fee is fixed or determinable and collectibility is reasonably assured. In instances where the customer, at their discretion, has the right to reject the services prior to final acceptance, revenue is deferred until such acceptance occurs.

We recognize revenues from our fixed-price, fixed time technology implementation consulting contracts using the percentage-of-completion method pursuant to Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” Revenues generated from fixed-price, fixed time non-technology implementation contracts, except for support and maintenance contracts, are recognized based upon a proportional performance model in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Our percentage-of-completion method and our proportional performance method of accounting calculate revenue based on the percentage of labor days incurred to estimated total labor days. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. Revenue from time-and-material contracts is recognized as services are provided. Revenue generated from fixed-price support and maintenance contracts is recognized ratably over the contract term.

Our project delivery and business unit finance personnel continually review labor days incurred and estimated total labor days, which may result in revisions to the amount of recognized revenue for a contract. Certain contracts provide for revenue to be generated based upon the achievement of certain performance standards. Revenue related to such performance standards is not recorded until the related criteria has been met.

Revenues from contracts with multiple elements are allocated based on the fair value of the elements in accordance with EITF Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” For these arrangements, we evaluate all deliverables in the contract to determine whether they represent separate units of accounting. Fair value, if available, is determined based on the amount charged when we, or a competitor, sell such deliverables on a standalone basis. Revenues are recognized in accordance with our accounting policies for the separate elements when the services have value on a stand alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in our control. This evaluation is performed at the inception of the arrangement and as each item in the arrangement is delivered. The evaluation involves significant judgments regarding the nature of the services and deliverables being provided, whether these services and deliverables can reasonably be divided into the separate units of accounting and the fair value of the separate elements.

If we do not accurately estimate the resources required or the scope of work to be performed for a contract or we do not manage the project properly within the planned time period, then we may recognize a loss on the contract. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. We have committed unanticipated additional resources to complete projects in the past, which has resulted in lower than anticipated profitability or losses on those contracts. We anticipate that we will experience similar situations from time to time in the future. In addition, as we may fix the price for some projects at an early stage of the project, the fixed price may ultimately be too low and, therefore, could adversely affect our business, financial condition and results of operations.

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
If such circumstances exist, we evaluate the carrying value of long-lived tangible and intangible assets, other than goodwill, to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value. The estimated undiscounted future cash flows and valuation of long-lived assets require significant estimates and assumptions, including revenue and expense growth projections and fair value estimates such as estimated replacement cost and relief from royalty. These estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. If different estimates or adjustments were used, it is reasonably possible that our analysis would have generated materially different results.
Beginning January 1, 2002, SFAS 142, “Goodwill and Other Intangible Assets,” requires, among other things, the discontinuance of goodwill amortization. The standard also includes provisions for the assessment of the useful lives of existing recognized intangible assets and the identification of reporting units for purposes of assessing potential future impairments of goodwill. We have assessed the useful lives of our existing intangible assets, other than goodwill, and believe that estimated useful lives remain appropriate. Goodwill relating to the BIS acquisition is treated as enterprise-wide goodwill for the applicable periods presented. Our annual goodwill impairment test will be performed in the fourth quarter of 2005.

•	Costs Incurred to Develop Computer Software for Internal Use. We account for costs incurred to develop computer software for internal use in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” As required by SOP 98-1, we capitalize the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project stage, together with post-implementation stages of internal use computer software, are expensed as incurred. Capitalized development costs are amortized over various periods of up to three years. The capitalization and ongoing assessment of recoverability of development cost requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. During 2005, we capitalized costs of approximately $1.0 million relating to an Oracle 11i upgrade. No additional costs will be capitalized in relation to the Oracle 11i upgrade. The capitalized costs will be amortized over three years. Amortization expense totaled approximately $85,000 during the third quarter of 2005. For the nine months ended September 30, 2005, the Company capitalized costs of approximately $400,000 relating to the upgrade to a Human Resources Management System (“HRMS”). We estimate that we will incur additional costs of approximately $600,000 – $800,000 that will be capitalized under SOP 98-1 associated with our HRMS upgrade. Amortization has not begun as of September 30, 2005, as the computer software has not been placed in service.

•	Restructuring and Other Related Charges. We established exit plans for each of the restructuring activities which took place in 2001 and 2002 and accounted for these plans in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” These exit plans required that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sublease income. We review on a regular basis our sublease assumptions and lease buy-out assumptions. These estimates include lease buy-out costs, anticipated rates to be charged to a sub-tenant, other terms and conditions in sublease contracts, and the timing of these sublease arrangements. If the rental markets continue to change, our lease buy-out assumptions, sublease assumptions and space requirements may not be accurate and it is possible that changes in these estimates could materially affect our financial condition and results of operations. If any future adjustments are required to the restructuring initiatives recorded under the provisions of EITF 94-3, such adjustments will be measured in accordance with EITF 94-3. SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 supersedes the guidance in EITF Issue No. 94-3.

Our remaining cash lease commitments related to restructured facilities are approximately $42.8 million at September 30, 2005, of which 51% is accrued in the accompanying consolidated and condensed balance sheet, and the remaining 49% relates to sublease assumptions. We have entered into signed sublease arrangements for approximately $6.1 million, with the remaining $15.0 million for future estimated sublease arrangements. Our sublease reserve is sensitive to the timing of sublease commencement and the level of sublease rent anticipated. If the estimated sublease commencement dates were to be delayed by six months, based on our current estimates, we would potentially have to recognize an additional charge of $2.4 million in our consolidated and condensed statement of income for restructuring and other related charges. A ten percent reduction in our sublease rate would have resulted in an additional $1.8 million of charges in the third quarter of 2005.

We recorded restructuring charges during the second quarter of 2005 of approximately $5.3 million, due to a decrease in estimated sublease income associated with our restructured Santa Monica, California location. We received proposals during the second quarter of 2005 from potential subtenants at price ranges below our originally established rates, which resulted in management reevaluating our originally established sublease assumptions. Interest from potential subtenants during the second quarter of 2005, previously not experienced, and discussions with our professional real estate broker during the second quarter of 2005 required management to reevaluate the property’s rentable market value. The adjustment in our estimated proposed sublease income reflects the sublease proposal rates we received during the second quarter of 2005. We have not finalized sublease agreements and are currently involved in negotiations to sublease the vacant space.

•	Contingent Liabilities. We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims in which the damages claimed under such actions, in the aggregate, total approximately $2.5 million. We are also subject to various administrative audits, each of which has arisen in the ordinary course of business. At September 30, 2005, we have accrued approximately $0.8 million related to these items. We intend to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts we have accrued.

Results of Operations
     The following table sets forth the percentage of our service revenues of items included in our consolidated and condensed statements of income:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Service revenues	100%	100%	100%	100%
Reimbursable expenses	5	5	4	5

Total gross revenues	105	105	104	105

Operating expenses:
Project personnel costs, before reimbursable expenses	62	54	60	57
Reimbursable expenses	5	5	4	5

Total project personnel costs	67	59	64	62
Selling and marketing costs	4	5	5	6
General and administrative costs	26	29	27	29
Restructuring and other related charges	—	—	2	1
Amortization of intangible assets	—	—	—	—

Total operating expenses	97	93	98	98

Income from operations	8	12	6	7
Interest and other income, net	1	1	1	1

Income before income taxes	9	13	7	8
Income tax provision	1	1	1	—

Net income	8%	12%	6%	8%

Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004
Service Revenues
     Our service revenues for the three and nine month periods ended September 30, 2005 and 2004 were as follows:

	Three Months Ended
	September 30,	September 30,		Percentage
	2005	2004	Increase	Increase
	(In thousands, except percentages)
Service revenues	$81,747	$64,193	$17,554	27%

	Nine Months Ended
	September 30,	September 30,		Percentage
	2005	2004	Increase	Increase
	(In thousands, except percentages)
Service revenues	$234,834	$187,535	$47,299	25%

     Our service revenues during the nine months ended September 30, 2005, compared to the same period in 2004, increased 25%. The addition of a multi-year contract with Nextel, two large long-term engagements signed during 2005, the acquisition of BIS and the increase in our long-term revenues, combined with the overall increase in demand for our services in the U.S., were the primary catalysts of the year over year and quarter over quarter increases in our service revenues. Our long-term revenues were 35% of our service revenues in the third quarter of 2005, compared to 26% in the third quarter of 2004. Long-term revenues are revenue commitments of one year or more in which the client has committed spending levels to us or chosen us as an exclusive provider of certain services.
     In the third quarter of 2005, our five largest clients accounted for approximately 26% of our service revenues in the aggregate, which is consistent with 26% from the third quarter of 2004. No clients accounted for more than 10% of our service revenues in the third quarters of 2005 and 2004. For the nine months ended September 30, 2005, Nextel accounted for approximately 11% of our service revenues. No clients accounted for more than 10% of our service revenues for the nine months ended September 30, 2004.

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

	Three Months Ended
	September 30,	September 30,		Percentage
	2005	2004	Increase	Increase
	(In thousands, except percentages)
Project personnel costs (before reimbursable expenses)	$50,967	$34,575	$16,392	47%

Project personnel costs (before reimbursable expenses) as a percentage of service revenues	62%	54%	8

	Nine Months Ended
	September 30,	September 30,		Percentage
	2005	2004	Increase	Increase
	(In thousands, except percentages)
Project personnel costs (before reimbursable expenses)	$140,511	$107,499	$33,012	31%

Project personnel costs (before reimbursable expenses) as a percentage of service revenues	60%	57%	3
     The increase in year over year and quarter over quarter project personnel costs, before reimbursable expenses, was due to our increasing the number of delivery people worldwide. As of September 30, 2005, we employed 2,502 delivery people worldwide, of which 1,381 were India-based. By comparison, as of September 30, 2004, we employed 1,720 delivery people worldwide, of which 949 delivery people were India-based. Project personnel costs, before reimbursable expenses, increased 8% as a percentage of revenue during the third quarter of 2005 compared to the third quarter of 2004 primarily due to a decrease in our utilization rate to 71% for the third quarter of 2005, compared to 75% in the third quarter of 2004. Consistent with the third quarter of 2005, project personnel costs, before reimbursable expenses, increased 3% as a percentage of revenue during the nine months ended September 30, 2005 compared to the same period in 2004 primarily due to lower utilization rates experienced during the first nine months of 2005 compared to the first nine months of 2004.
Selling and Marketing Costs
     Selling and marketing costs consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional costs.

	Three Months Ended
	September 30,	September 30,		Percentage
	2005	2004	Decrease	Decrease
	(In thousands, except percentages)
Selling and marketing costs	$3,036	$3,167	$(131)	(4)%

Selling and marketing costs as a percentage of service revenues	4%	5%	(1)

	Nine Months Ended
	September 30,	September 30,		Percentage
	2005	2004	Decrease	Decrease
	(In thousands, except percentages)
Selling and marketing costs	$10,452	$11,659	$(1,207)	(10)%

Selling and marketing costs as a percentage of service revenues	5%	6%	(1)
     Selling and marketing costs decreased in absolute dollars primarily due to our focus on long-term revenue engagements, which leverage our existing client relationships. The decrease as a percentage of service revenues is primarily due to our higher revenue base realized during the three and nine months ended September 30, 2005, compared to the same periods in 2004. We anticipate selling and marketing costs to remain at approximately 4%-5% of our service revenues during the fourth quarter of 2005.
General and Administrative Costs
     General and administrative costs relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses.

	Three Months Ended
	September 30,	September 30,		Percentage
	2005	2004	Increase (Decrease)	Increase
	(In thousands, except percentages)
General and administrative costs	$21,151	$18,585	$2,566	14%

General and administrative costs as a percentage of service revenues	26%	29%	(3)

	Nine Months Ended
	September 30,	September 30,	Increase	Percentage
	2005	2004	(Decrease)	Increase
	(In thousands, except percentages)
General and administrative costs	$63,727	$53,095	$10,632	20%

General and administrative costs as a percentage of service revenues	27%	28%	(1)
     General and administrative costs, year over year, have declined slightly from 28% to 27% of service revenues. The increase in absolute dollars for the three and nine months ended September 30, 2005 compared to the same periods in 2004 was due to a number of factors, including: payroll taxes associated with higher bonuses paid in the first quarter of 2005, cost of consultants hired to help us comply with the Sarbanes-Oxley Act, increased salaries and employee benefits associated with increased head count and an increase of approximately $1.0 million in foreign exchange losses. To support our worldwide growth in revenues and billable head count, the number of general and administrative personnel increased to 473 at September 30, 2005, compared to 339 at September 30, 2004, primarily in finance, hiring and administrative groups.
Restructuring and Other Related Charges
     We recorded restructuring charges during the second quarter of 2005 of approximately $5.3 million, due to a decrease in estimated sublease income associated with our restructured Santa Monica, California location. We received proposals during the second quarter of 2005 from potential subtenants at price ranges below our originally established rates, which resulted in management reevaluating our originally established sublease assumptions. Interest from potential subtenants during the second quarter of 2005, previously not experienced, and discussions with our professional real estate broker during the second quarter of 2005 required management to reevaluate the property’s rentable market value. The adjustment in our estimated proposed sublease income reflects the sublease proposal rates we received during the second quarter of 2005. We have not finalized sublease agreements and are currently involved in negotiations to sublease the vacant space.
     We recorded restructuring charges during the third quarter of 2004 of approximately $0.2 million and approximately $1.1 million for the nine months ended September 30, 2004. The restructuring charges were due to decreases in estimated sublease income associated with the restructuring plans previously announced.
     These restructuring charges and accruals require significant estimates and assumptions, including sublease income assumptions, lease buy-out costs and other related costs. Our sublease income assumptions include anticipated rates to be charged to a sub-tenant and the timing of the sublease arrangement. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the future, resulting in additional adjustments, and these adjustments could be material.
     Accruals for restructuring and other related activities as of, and for, the nine months ended September 30, 2005 and 2004, were as follows (in thousands):

	Workforce	Facilities	Total
Balance, December 31, 2004	$11	$25,552	$25,563
Adjustment	(11)	—	(11)
Additional charge	—	5,250	5,250
Non-cash, utilized	—	(1,144)	(1,144)
Cash utilized	—	(7,600)	(7,600)

Balance, September 30, 2005	$—	$22,058	$22,058

Current accrued restructuring costs			$7,768

Non-current accrued restructuring costs			$14,290

	Workforce	Facilities	Total
Balance, December 31, 2003	$242	$40,545	$40,787
Additional charge	(182)	1,290	1,108
Non-cash, utilized	—	(1,454)	(1,454)
Cash utilized	(49)	(11,550)	(11,599)

Balance, September 30, 2004	$11	$28,831	$28,842

Current accrued restructuring costs			$11,770

Non-current accrued restructuring costs			$17,072

     The remaining accrued restructuring costs are $22.1 million at September 30, 2005, of which the cash portion is $21.8 million. The cash outlay over the next 12-month period is expected to be $7.7 million, and the remainder will be paid through 2011.
Amortization of Intangible Assets
     During the third quarter of 2005, amortization of intangible assets consisted primarily of amortization of the SAP license agreement and customer list relating to the BIS acquisition, and customer contracts and developed technology resulting from prior acquisitions. During the third quarter of 2004, amortization of intangible assets consisted primarily of amortization of customer contracts and developed technology resulting from prior acquisitions and investments in consolidated subsidiaries. Amortization expense related to intangible assets was $381,000 and $128,000 for the third quarters of 2005 and 2004, respectively, and $722,000 and $386,000 for the first three quarters of 2005 and 2004, respectively. Amortization expense related to intangible assets is expected to be approximately $381,000 for the remainder of 2005 and approximately $1,042,000, $717,000, $529,000, $460,000 and $192,000 for the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively.
Stock-Based Compensation
     During the third quarter of 2005, we began issuing restricted stock unit (“RSU”) awards to our employees instead of granting stock options. We granted RSU awards during the third quarter of 2005. We have removed the stock-based compensation line item in our consolidated and condensed statements of income and included stock-based compensation expense in the same line as cash compensation paid to the same employee. Prior to the third quarter of 2005, stock-based compensation consisted of expenses for deferred compensation associated with the Human Code, Inc. (“Human Code”) and The Launch Group Aktiengesellschaft (“TLG”) acquisitions and certain grants of restricted stock that we made in 2002 and 2003.
     Stock-based compensation expense appearing in the consolidated and condensed statements of income is summarized as follows:

	Three		Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(In thousands)
Project personnel costs, before reimbursable expenses	$557	$190	$575	$570
Selling and marketing costs	22	—	22	—
General and administrative costs	294	34	320	76

Stock-based compensation expense	$873	$224	$917	$646

     Approximately 1.7 million RSU awards were granted during the third quarter of 2005 whose fair value was calculated on date of grant to be approximately $13.5 million and recorded as deferred compensation. Deferred compensation will be amortized over the four-year vesting period, subject to adjustments for cancellations and forfeitures. Stock-based compensation expense during the third quarter of 2005 totaled approximately $873,000, of which approximately $847,000 was attributable to the RSU awards granted during the third quarter of 2005. For the first and second quarters of 2005, only deferred compensation relating to the issuance of restricted shares in 2003 was amortized. Stock-based compensation expense during 2004 was attributable to deferred compensation relating to he Human Code and TLG acquisitions. Not including future adjustments for cancellations and forfeitures, we expect stock-based compensation expense of approximately $850,000 per quarter through the second quarter of 2009 relating to the RSUs granted during the third quarter of 2005.
Interest and Other Income (Expense)
     Interest and other income (expense) is derived primarily from investments in U.S. government securities, tax-exempt, short-term municipal bonds and commercial paper.

	Three Months Ended
	September 30,	September 30,		Percentage
	2005	2004	Increase	Increase
	(In thousands, except percentages)
Interest and other income (expense)	$1,041	$726	$315	43%

	Nine Months Ended
	September 30,	September 30,		Percentage
	2005	2004	Increase	Increase
	(In thousands, except percentages)
Interest and other income (expense)	$3,322	$1,780	$1,542	87%

     Included in the second quarter of 2005 is approximately $358,000 related to the correction of accrued interest income from prior periods. The remainder of the increase to interest and other income (expense) is due to improved investment performance and higher prevailing interest rates.
Provision for Income Taxes
     We have deferred tax assets that have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses incurred from 2001 through 2003 in the United States and Germany, and uncertainty as to the extent, and timing of profitability in future periods, we have continued to record a valuation allowance against deferred tax assets in the United States and Germany, which was approximately $109.1 million as of September 30, 2005. For the nine month periods ended September 30, 2005 and 2004, we recorded an income tax provision of approximately $2.3 million and $770,000, respectively, primarily related to foreign, federal alternative minimum tax and state tax obligations. For the third quarters of 2005 and 2004, we recorded an income tax provision of approximately $943,000 and $390,000, respectively, primarily related to foreign, federal alternative minimum tax and state tax obligations. As of September 30, 2005, and reflected in the tax provision, is a deferred tax liability of approximately $188,000 that has been recorded as a result of the goodwill and intangible assets acquired in connection with the BIS acquisition.
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
     Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions. We estimate that our natural effective tax rate will be approximately 39% once our valuation allowance is reversed. Based upon our preliminary tax planning exercise, we estimate that we can reduce our long-term effective tax rate to the 29%-33% range within one to two years of implementing our tax planning structures.
Results by Operating Segment
     We have discrete financial data by operating segments available based on our method of internal reporting, which disaggregates our operations on a business unit basis for our United States operations and geographic basis for our international operations. Operating segments are defined as components of the Company concerning which separate financial information is available to manage resources and evaluate performance. Beginning with the first quarter of 2005, we combined two of our United States business units and reorganized certain groups within the business units. Specifically, we combined our Financial Services business unit and our Automotive, Consumer and Energy business units into one business unit, which is now named Financial Services, Automotive, Consumer and Energy. In addition, within the Public Services business unit, we separated the Government, Education and Health Care groups: the Education and Health Care groups were combined with the Technology and Communications business unit, and Government became a standalone business unit. These changes reduced the number of United States business units to three: (i) Financial Services, Automotive, Consumer and Energy, (ii) Technology, Education, Communications and Health Care and (iii) Government. We reported four business units in the United States prior to the first quarter of 2005. In addition, we have three international business units: United Kingdom, Germany and Canada. We have reported our results by operating segments accordingly, and quarterly and year to date results for operating segments for 2004 have been reclassified to reflect these changes.

     During the third quarter of 2005, we incorporated the Sapient Global SAP practice into the appropriate individual operating segments. We included Sapient Global SAP service revenues and operating income in the respective operating segment from which revenue was derived. We have reported our results by operating segments accordingly, and year to date results for operating segments for 2005 have been reclassified to reflect these changes.
     We do not allocate certain selling, marketing and general and administrative expenses to our business unit segments in the United States because these activities are managed separately from the business units. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and, therefore, we have not disclosed asset information for each operating segment.
     The tables below present the service revenues and operating income attributable to our operating segments for the periods presented. The “all other” category represents HWT, Inc. (formerly HealthWatch Technologies, LLC), a majority-owned subsidiary.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Service Revenues	2005	2004	2005	2004
	(In thousands)
Financial Services/Automotive/Consumer/Energy	$28,107	$18,194	$73,742	$53,283
Technology/Education/Communications/HealthCare	18,642	12,119	53,023	32,352
Government	6,373	4,195	17,336	11,923
United Kingdom	15,170	15,328	50,387	49,813
Germany	7,132	8,421	22,098	23,817
Canada	5,112	4,634	14,042	12,338

Total Reportable Segments	80,536	62,891	230,628	183,526
All other	1,211	1,302	4,206	4,009

Consolidated Total	$81,747	$64,193	$234,834	$187,535

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Operating Income	2005	2004	2005	2004
	(In thousands)
Financial Services/Automotive/Consumer/Energy(1)	$9,399	$6,613	$25,586	$17,366
Technology/Education/Communications/HealthCare(1)	6,718	5,167	15,505	11,047
Government(1)	2,598	2,162	7,749	4,684
United Kingdom	(354)	1,300	2,794	5,227
Germany	275	2,142	3,183	5,024
Canada	1,712	1,331	2,403	3,234

Total Reportable Segments(1)	20,348	18,715	57,220	46,582
All other(1)	57	197	443	593
Reconciling items(2)	(13,152)	(10,689)	(40,169)	(31,607)

Consolidated Income Before Income Taxes	$7,253	$8,223	$17,494	$15,568

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment in the United States, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income in order to arrive at consolidated income before income taxes include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(in thousands)
Restructuring and other related charges	$—	$241	$5,250	$1,108
Amortization of intangible assets	381	128	722	386
Stock-based compensation	873	224	917	646
Interest and other income (expense), net	(1,041)	(726)	(3,322)	(1,780)
Unallocated expenses(3)	12,939	10,822	36,602	31,247

	$13,152	$10,689	$40,169	$31,607

(3)	Includes corporate portion of both selling and marketing and general and administrative costs.

Service Revenues by Operating Segments
     Consolidated service revenues for the third quarter of 2005, compared to the third quarter of 2004, increased 7% in U.S. dollars and 8% in local currency terms. Our Financial Services, Automotive, Consumer and Energy business unit increased service revenues $9.9 million, or 54%, in the third quarter of 2005 compared to the third quarter of 2004. Our Technology, Education, Communications, and Health Care business unit increased service revenues $6.5 million, or 54%, in the third quarter of 2005 compared to the third quarter of 2004. Our Government business unit’s service revenues increased 52%, or $2.2 million, in the third quarter of 2005 compared to the third quarter of 2004. Continued demand from new and existing clients, the addition of a multi-year contract with Nextel to our Technology, Education, Communications and Health Care business unit during the fourth quarter of 2004, and two large long-term engagements signed during 2005 in our Financial Services, Automotive, Consumer and Energy business unit, coupled with the acquisition of BIS helped drive continued service revenue growth in our U.S. business segments. Our United Kingdom business unit was negatively impacted by ongoing delays in the NHS project and a decrease in average utilization rates, resulting in a decrease of $0.2 million in service revenues, or 1% in U.S. dollars, in the third quarter of 2005 compared to the third quarter of 2004. Our United Kingdom business unit’s service revenues were flat in local currency terms during the third quarter of 2005 compared to the third quarter of 2004. Germany’s service revenues decreased $1.3 million, or 15% in both U.S. dollars and in local currency terms, in the third quarter of 2005 compared to the third quarter of 2004. Germany’s revenue decline is attributable to a general slowing in the signing of new business. Canada’s service revenues increased $0.5 million, or 10% in U.S. dollars, in the third quarter of 2005 compared to the third quarter of 2004. Canada’s service revenues were flat in local currency terms during the third quarter of 2005 compared to the third quarter of 2004.
     Consolidated service revenues for the nine months ended September 30, 2005, compared to the same period in 2004, increased 27% in both U.S. dollars and in local currency terms. Our Financial Services, Automotive, Consumer and Energy business unit increased service revenues $20.5 million, or 38%, in the first three quarters of 2005 compared to the first three quarters of 2004. Our Technology, Education, Communications, and Health Care business unit increased service revenues $20.7 million, or 64%, in the first three quarters of 2005 compared to the first three quarters of 2004. Our Government business unit’s service revenues increased 45%, or $5.4 million, in the first three quarters of 2005, compared to the first three quarters of 2004. The addition of a multi-year contract with Nextel to our Technology, Education, Communications and Health Care business unit during the fourth quarter of 2004, and two large long-term engagements signed during 2005 in our Financial Services, Automotive, Consumer and Energy business unit, coupled with the acquisition of BIS helped drive continued service revenue growth in our U.S. business segments. Our United Kingdom business unit increased service revenues $0.6 million, or 1% in U.S. dollars, in the first three quarters of 2005 compared to the first three quarters of 2004. The ongoing delay of the NHS project has slowed revenue growth in our United Kingdom business unit. Without the effect of foreign exchange fluctuations, our United Kingdom business unit’s service revenues would have decreased 1%. Germany’s service revenues decreased $1.7 million, or 7% in U.S. dollars and 10% in local currency terms, in the first three quarters of 2005 compared to the first three quarters of 2004. Germany’s revenue decline is attributable to a general slowing in the signing of new business. Canada’s service revenues increased $1.7 million, or 14% in U.S. dollars and 4% in local currency terms, in the first three quarters of 2005 compared to the first three quarters of 2004.
Operating Income by Operating Segments
     For the third quarter of 2005, our four North American operating segments had profitable operating results that, in the aggregate, represented a 34% increase from the third quarter of 2004. Our Financial Services, Automotive, Consumer and Energy business unit increased operating income $2.8 million, or 42%, in the third quarter of 2005 compared to the third quarter of 2004. Our Technology, Education, Communications, and Health Care business unit increased operating income $1.6 million, or 30%, in the third quarter of 2005 compared to the third quarter of 2004. Our Government business unit’s operating income increased $0.4 million, or 20%, in the third quarter of 2005 compared to the third quarter of 2004. Canada’s operating income increased $0.4 million in the third quarter of 2005 compared to the third quarter of 2004. These results from our North American operating segments are primarily the result of sustained revenue growth from new and existing clients. Our United Kingdom and Germany operating segments did not have improved operating results during the third quarter of 2005 compared to the third quarter of 2004. Our United Kingdom business unit’s operating income decreased $1.7 million during the third quarter of 2005 compared to the third quarter of 2004, while Germany’s operating income decreased $1.9 million in the third quarter of 2005 compared to the third quarter of 2004. Lower operating income results in the United Kingdom and Germany are primarily due to a decrease in average utilization rates resulting from lower than expected service revenues.
     For the nine months ended September 30, 2005, our three U.S operating segments had profitable operating results that, in the aggregate, represented a 48% increase from the same period in 2004. Our Financial Services, Automotive, Consumer and Energy business unit increased operating income $8.2 million, or 47%, in the first three quarters of 2005 compared to the first three quarters of 2004. Our Technology, Education, Communications, and Health Care business unit increased operating income $4.5 million, or 40%, in the first three quarters of 2005 compared to the first three quarters of 2004. Our Government business unit’s operating income increased $3.1 million, or 65%, in the first three quarters of 2005 compared to the first three quarters of 2004. These results are primarily due to sustained revenue growth from new and existing clients. Canada’s operating income decreased $0.8 million in the first three quarters of 2005 compared to the first three quarters of 2004 due to increased use of consultants and lower utilization rates. Our United Kingdom and Germany operating segments did not have improved operating results during the first three quarters of 2005 compared to the first three quarters of 2004. Our United Kingdom business unit’s operating income decreased $2.4 million during the first three quarters of 2005 compared to the first three quarters of 2004. Germany’s operating income decreased $1.8 million in the first three quarters of 2005 compared to the first three quarters of 2004. Lower operating results in the United Kingdom and Germany are primarily due to a decrease in average utilization rates resulting from lower than expected service revenues.
Liquidity and Capital Resources
     We have primarily funded our operations from cash flow generated from operations from prior years and the proceeds from our public stock offerings. We invest our excess cash predominantly in instruments that are highly liquid, investment grade securities. At September 30, 2005, we had approximately $144.6 million in cash, cash equivalents, restricted cash and marketable investments, compared to $175.6 million at December 31, 2004.
     We have deposited approximately $1.6 million with various banks as collateral for letters of credit and performance bonds and have classified this cash as restricted on the accompanying consolidated and condensed balance sheet at September 30, 2005.
     In our Annual Report on the Form 10-K for the year ended December 31, 2004, under the heading Liquidity and Capital Resources, we outlined our contractual obligations. For the quarter ended September 30, 2005, there have been no material changes in our contractual obligations.
     Cash used in operating activities was $3.2 million for the nine months ended September 30, 2005. This resulted primarily from an increase in accounts receivable of $11.2 million, increase in unbilled revenues on contracts of $13.2 million, increase in prepaid expenses and other current assets of $2.8 million, decrease in accrued restructuring costs of $2.4 million and decrease in deferred revenues on contracts of $3.7 million, primarily offset by net non-cash charges of $5.8 million, including $5.2 million of depreciation and amortization, decrease in restricted cash of $4.9 million, increase in accrued compensation of $5.4 million and net income of $15.2 million. Days sales outstanding (DSO) is calculated based on actual 3 months of service revenue and period end receivables, unbilled and deferred revenue balances. DSO for accounts receivable increased to 91 days in the third quarter of 2005 from 79 days in the second quarter of 2005 primarily due to an increase in accounts receivable and unbilled revenues on contracts. The increase in accounts receivable was due to slower collection rates, while the increase in unbilled revenues on contracts was primarily attributable to a growth in our time and materials business. We expect the unbilled revenue balance as of September 30, 2005 to be short-term in nature, with approximately 90% to be billed within one quarter or less.
     Cash used in investing activities was $14.6 million for the nine months ended September 30, 2005. This was due primarily to the net cash paid for the BIS acquisition of approximately $13.3 million, which also included non-cash consideration of $3.3 million relating to the issuance of common stock, $10.0 million of net purchase and sale of marketable investments and capital expenditures of $11.3 million. Our capital expenditures for the nine months ended September 30, 2005 included approximately $6.2 million related to the buildout of our Indian facility, which includes leasehold improvements, equipment and furniture and fixtures, approximately $3.0 million of software, of which $1.0 million related to our Oracle 11i upgrade, and approximately $2.0 million of hardware used to supply our growing employee base.
     Cash provided by financing activities was $2.5 million for the nine months ended September 30, 2005, as a result of $5.1 million of cash proceeds provided from the sale of common stock through our employee stock purchase plan and the exercise of employee stock options, offset by the repurchase of our common stock shares for approximately $2.6 million.

     On November 16, 2004, the Board of Directors authorized a stock repurchase program of up to $25.0 million over a two-year period. During the first quarter of 2005, we repurchased approximately 373,000 shares for $2.6 million. No stock repurchases occurred during the third or second quarters of 2005. Subsequent to September 30, 2005, the Company repurchased 960,000 shares for approximately $5.0 million. We will continue to assess the marketplace and repurchase shares when we feel it is economically advantageous.
     During the first quarter of 2005, a fire occurred in our Gurgaon, India office. The fire did not have a material effect on our business or in our ability to serve our clients. In connection with the fire, we expected to receive insurance proceeds of $0.5 million in the third quarter of 2005, but such proceeds were not received during the third quarter and are expected to be received during the fourth quarter of 2005. The insurance proceeds are expected to cover the full value of our lost assets.
     We believe that our existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet our working capital, capital expenditure, restructuring requirements and stock repurchase initiatives for at least the next 12 months.
New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”), a revision to SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R eliminates the alternative to use Accounting Principles Board (APB) Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R requires the use of an option pricing model for estimating the fair value of employee stock options and rights to purchase shares under stock participation plans, which is amortized to expense over the service periods. During April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123R. The amendment allows companies to implement SFAS No. 123R at the beginning of their next fiscal year (i.e., first quarter of 2006 for Sapient and other calendar year-end companies), instead of in the next reporting period that begins after June 15, 2005.
     During the second quarter of 2005, we reviewed our stock-based compensation plans and decided to shift to granting RSUs instead of stock options. We began granting RSUs during the third quarter of 2005. We are currently reviewing our employee stock purchase plan and evaluating the impact of SFAS No. 123R on certain of its features. In addition, we are currently evaluating the impact of SFAS No. 123R on our current outstanding stock options.
Risk Factors
     Important factors that could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time are set forth in our Quarterly Report on Form 10-Q for the second fiscal quarter of 2005, under the Risk Factors subsection of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The risk factors applicable to our business have not changed materially from the description in the Quarterly Report on Form 10-Q for the second fiscal quarter of 2005.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the three and nine months ended September 30, 2005, no changes in our market risk exposure occurred. For quantitative and qualitative disclosures about market risk affecting Sapient, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005 and concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2005, because of the material weakness in the Company’s internal control over financial reporting related to its lack of a sufficient complement of senior financial accounting and reporting personnel possessing competencies commensurate with the company’s financial reporting requirements, as fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, had not been remediated.
     In light of the material weakness that exists as of September 30, 2005, the Company performed additional analysis and other post-closing procedures in respect of the quarter ended September 30, 2005 to ensure the Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the consolidated condensed financial statements included in this report fairly state in all material respects our financial condition, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
     No changes in the Company’s internal control over financial reporting occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plan for Material Weakness in Internal Control Over Financial Reporting
     Subsequent to the filing of the Company’s 2004 Annual Report on Form 10-K, the Company has undertaken, and continues to undertake, actions to remedy the material weakness in internal control over financial reporting described in the Annual Report on Form 10-K. As of the date of this Form 10-Q, the Company has filled several of its open key finance positions, including adding a revenue recognition manager, an SEC reporting manager, and a tax manager. The Company continues to make substantial progress to remedy the material weakness and is targeting the end of the fourth quarter of 2005 to complete the necessary actions to remedy the material weakness.
PART II
OTHER INFORMATION
Item 6. Exhibits
31.1	Certification of Jerry A. Greenberg pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of J. Stuart Moore pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Scott J. Krenz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Jerry A. Greenberg pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of J. Stuart Moore pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Scott J. Krenz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAPIENT CORPORATION

Signature	Title	Date

/s/ JERRY A. GREENBERG	Co-Chief Executive Officer	November 9, 2005
Jerry A. Greenberg	Co-Chairman of the Board

/s/ SCOTT J. KRENZ	Chief Financial Officer	November 9, 2005
Scott J. Krenz