Form 10-K
period 2005-12-31
SAPIENT CORP
filed 2006-03-16
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
[None]
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     As of June 30, 2005 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $648,525,051 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 6, 2006

Common Stock, $0.01 par value per share	124,349,603 shares

SAPIENT CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2005
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
      Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Annual Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Annual Report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Annual Report was first filed with the SEC and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

i

PART I

Item 1.	Business
General
      Sapient Corporation (“Sapient” or the “Company”), a business innovator, provides business, marketing and technology consulting services. Sapient was founded based on a single promise: to do whatever it takes to deliver the right business results for our clients, on time and on budget. We deliver on this promise by applying our unique approach, breakthrough thinking and disciplined execution, helping our clients to achieve success at a rate nearly three times the industry average.(1) We relentlessly focus on developing new ways to create value for our clients by significantly changing, or replacing, business processes, operations, capabilities and business models. Sapient is headquartered in Cambridge, Massachusetts and maintains a global presence with offices in the United States, Canada, Germany, India and the United Kingdom.
      Our Global Distributed Delivery (“GDD”) model enables us to perform services on a continuous, basis, through client teams located in North America, Europe and India. This model accelerates the speed with which we deliver projects and significantly enhances the returns on our clients’ business investments. Our GDD model involves a single, coordinated effort between development teams in a remote location (typically highly skilled business, technology, and creative specialists in our New Delhi and Bangalore, India offices) and development and client teams in North America or Europe. To work effectively in this globally distributed environment, we have built extensive expertise and processes in managing business specifications and project management issues between the various development teams that are necessary to enable continuous project work. Through our GDD model, we believe that we deliver greater value to our clients at a competitive cost and in a more rapid timeframe. In addition to solution design and implementation, most of our long-term engagement and outsourcing relationships engage GDD.
      We deliver our services in the United States (U.S.) primarily through three industry business units: (i) Financial Services, Automotive, Consumer and Energy, (ii) Technology, Education, Communications and Health Care, and (iii) Government. Internationally, we deliver services primarily through our United Kingdom, Germany and Canadian business units. Within the international business units, we focus our sales and delivery efforts on certain industry specializations. Both our U.S. and international business units consist of people based in our India offices. Through our global industry focus, we have developed an extensive understanding of our clients’ markets and can effectively address the market dynamics and business opportunities that our clients face. This understanding further enables us to identify and focus on critical areas to help our clients grow, perform, and innovate. Further information about our international operations and our operating segments is located in Note 19 in the Notes to Consolidated Financial Statements included in this Annual Report. For a presentation of the financial information about the geographic areas in which we conduct our business, please see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 in the Notes to Consolidated Financial Statements. The principal risks and uncertainties facing our business, operations and financial condition are discussed in Part I, Item 1A in this Annual Report.
      Our clients include global and regional leading companies within the countries in which we provide services, and represent several industries, such as technology, telecommunications, energy, financial services, automotive, health care, education, consumer/retail and travel. Additionally, we provide services to federal, state and local government clients within the U.S., and to provincial and other governmental entities in Canada and Europe. We derive long term or “recurring” revenues from several client relationships, which are revenue commitments of one year or more in which our client has committed spending levels to Sapient, or chosen us as an exclusive provider of certain services. In 2005, recurring revenues represented 34% of our

   1 “Nearly three times the industry average” is Sapient’s track record for delivering the right requirements, on time and on budget as compared to an industry benchmark which is created and measured by an independent third party research firm, The Standish Group.

global services revenues. Additionally, in 2005 our five largest clients accounted for approximately 26% of our revenues in the aggregate, and one client, Sprint (formerly Nextel, prior to merger of Nextel and Sprint in August, 2005), accounted for more than 10% of such revenues.
      We provide our services under both fixed price, fixed time and time and materials contracts. We price our work based on established rates that vary according to our consultants’ experience levels, roles and the geographic locations.
      Our time and materials contracts include arrangements in which we perform services based on an estimated fee range, or in which we cap our total Fees. Under capped time and materials engagements in which we agree to complete certain deliverables for the client during the project, we assume the risk that we have estimated the correct level of effort and time frame to complete the deliverables at a cost that does not exceed the cap.
      In fixed price, fixed time contracts, similarly, we assume the risk of estimating correctly the scope of work and resources required, and undertaking rigorous project management throughout an engagement, to ensure we deliver the project on time and on budget. We may recognize losses or lower profitability on fixed price contracts if we do not successfully manage the foregoing risks. Additionally, these risks are magnified with respect to large projects, (which we are entering into more frequently) and multi-staged projects in which we perform our scope and labor estimates, and fix the total project price through implementation, at an early stage of an engagement.
      Within the past twelve months, we have completed two strategic acquisitions that significantly augment our service capabilities and the value we can provide to our clients. On June 1, 2005, we acquired Business Information Solutions, LLC, a privately-held provider of SAP-related professional services, specializing in business intelligence solutions. This acquisition greatly enhances our SAP and business intelligence know-how and skills, and increases our opportunities within the rapidly growing SAP services market. We believe our clients will benefit from our expertise and thought leadership concerning the latest SAP products and solutions, including Business Information Warehouse, Strategic Enterprise Management, data analytics, NetWeaver, other “New Dimension” products and energy specific solutions. This expertise, combined with our GDD model and methodology, will enable clients to realize superior returns from their investments in SAP. Additionally, the acquisition enables us to offer a much broader variety of value-added ERP integration, upgrade and maintenance services related to SAP products and SAP’s Netweaver platform.
      On January 3, 2006, we acquired Planning Group International, Inc. (“PGI”), a Miami-based integrated marketing agency that specializes in online, offline and multi-channel marketing strategies and programs. Through this acquisition, we have enhanced our strengths in advertising, digital and direct marketing, brand development, data mining, customer acquisition and loyalty, paid search, and media planning and buying strategies and services. Additionally, we now can provide our clients a clear understanding of the effectiveness of their media spend using BridgeTrack®, a proprietary online marketing and analysis platform. We believe that our combination with PGI expands our opportunities to help our clients exploit the possibilities created by the rapid evolution of media, advertising, and technology and derive measurable value from their marketing investments.
      Sapient was incorporated in Delaware in 1991. Our executive offices are located at 25 First Street, Cambridge, MA 02141, and our telephone number is (617) 621-0200. Our stock trades on the Nasdaq National Market under the symbol “SAPE.” Our Internet address is http://www.sapient.com. Material contained on our Web site is not incorporated by reference into this Annual Report. Unless the context otherwise requires, references in this Annual Report to “Sapient,” “we,” “us” or “our” refer to Sapient Corporation and its subsidiaries.
Our Services
      We help our clients achieve outstanding results from their customer relationships, business operations, and technology. We do this across five service areas: business & information technology (“IT”) strategy, business applications, business intelligence, marketing and outsourcing.

Business & IT Strategy
      We devise business and IT strategies that improve our clients’ competitive position and performance, as well as the value they realize from their IT portfolio. We combine our deep expertise in diverse technologies and our understanding of each client’s business issues to achieve breakthrough thinking that aligns, and creates a roadmap for the achievement of, our clients’ business objectives. Further, we can, typically within six to twelve weeks, redefine clients’ supporting organizational and business processes and develop a plan to achieve an optimal application portfolio. Our primary areas of expertise are:

•	Business-process consulting

•	Business applications & enterprise architecture planning

•	E-business & web strategy

•	IT governance & advisory services

•	Program management office

Business Applications
      Our substantial industry expertise and understanding of our clients’ customers, partners, competitors and processes enable us to rapidly define user requirements and gain alignment among the client decision makers. Additionally, we apply our expertise in business processes, enabling technologies and applications, and user-centered design to, create business and technology solutions that achieve substantial returns on our clients’ investments. We maintain expertise in both custom software development and working with existing software packages, such as application integration packages, content management and delivery systems, customer relationship management software and order management systems. Our primary areas of expertise are:

•	Business applications

•	Customer relationship solutions

•	Custom & package applications

•	Enterprise resource planning

•	Supply chain solutions

•	Web solutions
      We have many years of experience working with technologies that can improve our clients’ businesses, including more than 14 years of experience with client/server and UNIX solutions, more than 13 years of experience integrating package applications with legacy systems, more than 11 years of experience with Internet solutions and more than 9 years of experience with wireless technologies. More recently, we have been an early implementer of new technologies such as Microsoft.NET, Web Services, SAP, and Business Process Management platforms. We combine this technology expertise with our design skills and our deep understanding of user needs to ensure that our client solutions are effectively adopted by their intended audiences.

Marketing
      By combining our expertise in user insight, award-winning design and technology, we deliver solutions that enable our clients to increase customer demand, drive profitable customer relationships and build brand awareness. Furthermore, we apply our breadth of experience in the implementation of integrated marketing strategies and technologies, and our significant marketing, web, and customer research skills, to solve our clients’ most challenging business problems. Our primary areas of expertise are:

•	Experience marketing

•	Media planning and buying

•	Campaign creation and execution

•	Brand strategy & development

•	Merchandising

•	Marketing technologies

•	Research & analytics

•	Web solutions

Business Intelligence
      We understand the complexities associated with converting data into business value. We apply our expertise to align multiple stakeholders across our clients’ organization, cleanse and aggregate data from disparate systems and create data storage and retrieval solutions that optimize our clients’ business intelligence. Our primary areas of expertise are:

•	SAP Business Intelligence solutions

•	Data warehousing

•	Business intelligence

•	Research & analytics

Outsourcing
      Sapient views its outsourcing relationships as opportunities to fundamentally impact, grow, and innovate our client’s business. Our clients can expect us to deliver high value, fulfill our commitments, keep their business secure, provide new ideas to improve their business, and provide teams that are aligned with their long-term goals.
      We manage our clients’ critical applications, processes, and operations utilizing our GDD model, both for solutions that we develop and for third party systems. A growing percentage of our business consists of multi-year outsourcing contracts with our clients to provide combinations of these services. Our outsourcing services help our clients realize significant long-term value from their technology investments. Our primary areas of expertise are:

•	Application design & development

•	Application management

•	Legacy application transition

•	Operations management

•	Sourcing strategy

•	Quality Assurance & testing
The Sapient Approach
      Our unique methodology, Sapient Approach is designed to address the biggest problem that most companies face when pursuing business-enabling technology and other projects: the majority of projects never finish, are completed late or over budget, lack promised capabilities, or contain unused functionality. We employ a collaborative, agile-based delivery approach, in which we develop and release in an iterative manner usable components of a deliverable, thus enabling our clients to review, validate and commence use of work product throughout the life cycle of a project, rather than await the end of the project to realize the project’s full benefits. While this delivery approach provides clients the most value in the shortest possible time period, it also minimizes project risk because discrete pieces of work are tested and accepted throughout the project.

Sapient Approach also enables us to commit to delivering our solutions within the price and schedule that we have promised to our clients. Further, our approach enables us to create solutions that bring together business, user and technology requirements to solve our clients’ business problems. We design these solutions to deliver tangible business value to clients including increased revenues, reduced costs and more effective utilization of assets.
Our Competitive Advantages
      We believe that the following competitive differentiators enable our clients to derive substantial benefits from our services:

•	We are driven to make a difference — impact. We are passionate about making a difference and fundamentally impacting the manner in which companies and industries operate. That we perform at nearly three times better than the industry average (per The Standish Group — see prior footnote) reflects our passion and commitment to providing superior returns for our clients.

•	We are committed to our clients’ success. We define our success by our clients’ success and the value that our clients achieve from the services we deliver. We have established, and pride ourselves on, a reputation of “doing whatever it takes” to meet our clients’ objectives. Further, our client feedback reveals that we consistently exceed expectations in key areas, including business value derived and overall experience.

•	We deliver the right results on time and on budget. Our clients value us for delivering the right industry expertise and technologies to solve their most complex business problems, and creating solutions that achieve high adoption by end users and substantial business value. Throughout our 15 year history, we have developed a formidable legacy of delivering client solutions on-time and on-budget. This on time, on budget legacy helps clients avoid the lost business value that frequently occurs as a result of projects never being completed, finishing late or over budget, or lacking promised capabilities.

•	We offer a unique combination of creativity and discipline. We have accumulated valuable assets and expertise that enable us to produce innovative, smart solutions for our clients. We continuously challenge ourselves and our clients to innovate through breakthrough ideas, and to exercise the discipline necessary to implement those ideas rapidly and efficiently.

•	We are great to work with. Creating and maintaining outstanding relationships with our clients is fundamental to our success. Our excellent client relationships derive from involving clients deeply in the projects and solutions we deliver for them, establishing and maintaining a high degree of trust, our forthright and direct approach to client interactions, our constant focus on doing the right thing for the client, and our strength in making the overall experience in working with Sapient positive and enriching. In fact, from our 2005 client feedback survey results, 99% of our clients stated they enjoyed the experience of working with us.
Strategic Context, People and Culture
      We have established and continuously promote a strong corporate culture based on our “strategic context” — purpose, core values, vision, goals and client value proposition, which is critical to our success.
      Our unwavering attention to the Company’s strategic context has enabled us to adapt to and thrive in a fast-changing market, as we strive to build a great company that has a long-lasting impact on the world. Recognizing this unique element of our business, Harvard Business School (HBS) published a case study on Sapient in 2004. HBS now teaches the case in an organizational and leadership class.
      To foster and encourage the realization of our strategic context, we reward teamwork and evaluate our people’s performance, and promote people, based on their adoption of and adherence to the strategic context. In addition, we conduct an intensive orientation program to introduce new hires to our culture, and conduct internal communications and training initiatives that define and promote our culture.

      As of December 31, 2005, we had 3,017 full-time employees, consisting of 2,495 project personnel, 465 general and administration personnel and 57 sales and marketing personnel. None of our employees are subject to a collective bargaining agreement. We believe that we have good relationships with our employees.
Selling and Marketing
      Our marketing team strives to cultivate and sustain client loyalty, and to make Sapient our clients’ preferred innovation partner. To build Sapient’s brand awareness in markets in which we operate, we conduct marketing initiatives at the company, industry, and service levels in the countries we operate.
      Our dedicated marketing personnel undertake a variety of marketing activities, including developing and implementing our overall marketing strategy, communicating and strengthening our brand and reputation, sponsoring focused multi-client events to build relationships and share our thought leadership, cultivating media and industry analyst relations, conducting market research and analysis, sponsoring and participating in targeted conferences, creating marketing assets to assist client-development teams and publishing our web site, www.sapient.com.
      We organize our sales professionals primarily along industry lines, both within our U.S. and international business units. We believe that the industry and geographic focus of our sales professionals enhances their knowledge and expertise in these industries and generates additional client engagements.
      We continue to actively build relationships and strategic alliances with technology and other consulting companies, including packaged technology vendors. These relationships focus on a wide range of joint activities, including working on client engagements, evaluating and recommending the other party’s technology and other solutions to customers, and training and transferring knowledge regarding the other party’s solutions. We believe that these relationships and strategic alliances enable us to provide better delivery and value to our existing clients and attract new clients through referrals and joint engagements.
Competition
      The markets for the services we provide are highly competitive. We believe that we compete principally with large systems consulting and implementation firms, offshore outsourcing companies, marketing agencies and clients’ internal information systems departments. To a lesser extent we compete with boutique consulting firms that maintain specialized skills and/or are geography based. With respect to our government services practice, we both compete and partner with large defense contractors.
      We believe that the principal competitive factors in our markets include: ability to solve business problems; ability to provide innovative solutions; expertise and talent with advanced technologies; global scale; expertise in delivering complex projects through teams located in globally distributed geographies; quality and speed of delivery; price of solutions; industry knowledge; technology-enabled marketing expertise; understanding of user experience; and sophisticated project and program management capabilities.
      We believe that we compete favorably when considering these factors, and that our ability to deliver business innovation and outstanding value to our clients on time and on budget, our GDD model, and our successful track record in doing so, distinguishes us from our competitors.
Intellectual Property Rights
      We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary consulting methodology, custom-developed software and other rights. We enter into confidentiality agreements with our employees, subcontractors, vendors, consultants and clients, and limit access to and distribution of our proprietary information.
      Our services involve the development of business, technology and marketing solutions for specific client engagements. Ownership of these solutions is the subject of negotiation and is frequently assigned to the client, although we often retain ownership of certain development tools and may be granted a license to use the solutions for certain purposes. Certain of our clients have prohibited us from marketing for specified periods of time or to specified third parties the solutions we develop for them, and we anticipate that certain of our clients will demand similar or other restrictions in the future.
Where To Find More Information
      We make our public filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, available free of charge at our web site, http://www.sapient.com, as soon as reasonably practicable after we file such material with the SEC. We also make available on our web site reports filed by our executive officers, Directors and holders of more than 10% of our common stock, on Forms 3, 4 and 5 regarding their ownership of our securities. These materials are available in the “Investor Relations” portion of our web site, under the link “SEC Filings,” and on the SEC’s web site, http://www.sec.gov. You may also read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Item 1A.     Risk Factors
Risk Factors
      The following important factors, among others, could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Annual Report or presented elsewhere by management from time to time.

Our business, financial condition and results of operations may be materially impacted by economic conditions and related fluctuations in customer demand for business, technology and other consulting services.
      The market for our consulting services and the technologies used in our solutions historically has tended to fluctuate in tandem with economic cycles — particularly those in the United States and the United Kingdom, where we earn the majority of our revenues. During economic cycles when many companies are experiencing financial difficulties or uncertainty, clients and potential clients may cancel or delay spending on technology and other business initiatives. Military actions in Iraq and elsewhere, global terrorism, natural disasters and political unrest are among the factors that may adversely impact regional and global economic conditions and, concomitantly, client investments in our services. Although economic conditions in our industry have been improving in recent years, a sudden or gradual downturn in these conditions may cause large companies to cancel or delay their consulting initiatives. Further, if the rate of cancellations or delays significantly increases, our business, financial condition and results of operations could be materially and adversely impacted.

Our market is highly competitive and we may not be able to continue to compete effectively.
      The markets for the services we provide are highly competitive. We believe that we compete principally with large systems consulting and implementation firms, offshore outsourcing companies, and clients’ internal information systems departments. Other competitors include interactive and traditional advertising agencies and, to a lesser extent, boutique consulting firms that maintain specialized skills and/or are geography based. With respect to our government services practice, we both compete and partner with large defense contractors. Some of our competitors have significantly greater financial, technical and marketing resources, and generate greater revenues and have greater name recognition, than we do. Often, these competitors offer a larger and more diversified suite of products and services than we offer. These competitors may win client engagements by significantly discounting their services in exchange for a client’s promise to purchase other goods and services from the competitor, either concurrently or in the future. If we cannot keep pace with the intense competition in our marketplace, our business, financial condition and results of operations will suffer.

Our international operations and Global Distributed Delivery model subject us to increased risk.
      We currently have offices in the United Kingdom, Germany, India and Canada. Our international operations are a significant percentage of our total revenues, and our GDD model is a key component of our ability to deliver our services successfully. Our international operations are subject to inherent risks, including:

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
      In particular, our GDD model depends heavily on our offices in New Delhi and Bangalore, India. Any escalation in the political or military instability in India or Pakistan or the surrounding countries, or a business interruption resulting from a natural disaster, such as an earthquake, could hinder our ability to successfully utilize GDD, and could result in material adverse effects to our business, financial condition and results of operations. Furthermore, the delivery of our services from remote locations causes us to rely on data, phone, power and other networks which are not as reliable as those in other countries where we operate. Any failures of these systems could affect the success of our GDD model. Remote delivery of our services also increases the complexity and risk of delivering our services, which could affect our ability to satisfy our clients’ expectations or perform our services within the estimated time frame and budget for each project.

If we do not attract and retain qualified professional staff, we may be unable to perform adequately our client engagements and could be limited in accepting new client engagements.
      Our business is labor intensive, and our success depends upon our ability to attract, retain, train and motivate highly skilled employees. The improvement in demand for business, marketing and technology consulting services has further increased the need for employees with specialized skills or significant experience in business, marketing and technology consulting, particularly at senior levels. We have been expanding our operations in all locations, and these expansion efforts will be highly dependent on attracting a sufficient number of highly skilled people. We may not be successful in attracting enough employees to achieve our desired expansion or staffing plans. Furthermore, the industry turnover rates for these types of employees are high, and we may not be successful in retaining, training and motivating the employees we attract. Any inability to attract, retain, train and motivate employees could impair our ability to manage adequately and complete existing projects and to bid for or accept new client engagements. Such inability may also force us to increase our hiring of expensive independent contractors, which may increase our costs and reduce our profitability on client engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce and other resources. Our future success will depend on our ability to manage the levels and related costs of our workforce and other resources effectively.

We earn revenues, incur costs and maintain cash balances in multiple currencies, and currency fluctuations affect our financial results.
      We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international segment revenues were $114 million for the year ended December 31, 2005. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues, purchases, payroll and investments. We also have a significant amount of foreign currency net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk, because we frequently incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.
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
      Many of our projects are based on fixed-price, fixed-time contracts, rather than contracts in which payment to us is determined on a time and materials basis. Our failure to accurately estimate the resources and schedule required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price, fixed-time contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We are increasingly entering into contracts for large projects that magnify this risk. We have been required to commit unanticipated additional resources to complete projects in the past, which has resulted in losses on those contracts. We will likely experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the process, which could result in a fixed price that is too low and, therefore, this incorrect estimation could adversely affect our business, financial condition and results of operations.

Our profitability will be adversely impacted if we are unable to maintain our pricing and utilization rates as well as control our costs.
      Our profitability derives from and is impacted by three factors, primarily: (i) the prices for our services; (ii) our consultants’ utilization or billable time, and (iii) our costs. To achieve our desired level of profitability our utilization must remain at an appropriate rate, and we must contain our costs. Should we reduce our prices in the future as a result of pricing pressures, or should we be unable to achieve our target utilization rates and costs, our profitability could be adversely impacted and the price of our securities could decline materially.

We partner with third parties on certain complex engagements in which our performance depends upon, and may be adversely impacted by, the performance of such third parties.
      Certain complex projects may require that we partner with specialized software or systems vendors or other partners to perform our services. Often in these circumstances, we are liable to our clients for the performance of these third parties. Should the third parties fail to perform timely or satisfactorily, our clients may elect to terminate the projects or withhold payment until the services have been completed successfully. Additionally, we may lose revenue or realize lower profits if we incur additional costs due to delays or because we must assign additional personnel to complete the project. Furthermore, our relationships with our clients and our reputation generally may suffer harm as a result of our partners’ unsatisfactory performance.

Our clients could unexpectedly terminate their contracts for our services.
      Some of our contracts can be canceled by the client with limited advance notice and without significant penalty. A client’s termination of a contract for our services could result in a loss of expected revenues and additional expenses for staff that were allocated to that client’s project. We could be required to maintain underutilized employees who were assigned to the terminated contract. The unexpected cancellation or significant reduction in the scope of any of our large projects, or client termination of one or more recurring revenue contracts (see definition of “recurring revenue” in Item 1, above), could have a material adverse effect on our business, financial condition and results of operations.

We may be liable to our clients for damages caused by unauthorized disclosures of confidential information or by our failure to remedy system failures.
      We frequently receive confidential information from our clients, including confidential customer data, that we use to develop solutions. If any person, including a Company employee, misappropriates client confidential information, or if client confidential information is inappropriately disclosed due to a breach of our computer systems, system failures or otherwise, we may have substantial liabilities to our clients or client customers.
      Further, many of our projects involve technology applications or systems that are critical to the operations of our clients’ businesses and handle very large volumes of transactions. If we fail to perform our services correctly, we may be unable to deliver applications or systems to our clients with the promised functionality or within the promised time frame, or to satisfy the required service levels for support and maintenance. While we have taken precautionary actions to create redundancy and back-up systems, any such failures by us could result in claims by our clients for substantial damages against us.
      Although we attempt to limit the amount and type of our contractual liability for breaches of confidentiality and defects in the applications or systems we provide, and carry insurance coverage which mitigates these liabilities in certain instances, we cannot be assured that these limitations and insurance coverages will be applicable and enforceable in all cases. Even if these limitations and insurance coverages are found to be applicable and enforceable, our liability to our clients for these types of claims could be material in amount and affect our business, financial condition and results of operations. Additionally, such claims may harm our reputation and cause us to lose clients.

Our services may infringe the intellectual property rights of third parties, and create liability for us as well as harm our reputation and client relationships.
      The services that we offer to clients may infringe the intellectual property (IP) rights of third parties and result in legal claims against our clients and Sapient. These claims may damage our reputation, adversely impact our client relationships and create liability for us. Moreover, although we generally agree in our client contracts to indemnify the clients for expenses or liabilities they incur as a result of third party IP infringement claims associated with our services, the resolution of these claims, irrespective of whether a court determines that our services infringed another party’s IP rights, may be time-consuming, disruptive to our business and extraordinarily costly. Finally, in connection with an IP infringement dispute, we may be required to cease using or developing certain IP that we offer to our clients. These circumstances could adversely impact our ability to generate revenue as well as require us to incur significant expense to develop alternative or modified services for our clients.

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
      Our business model focuses heavily on delivering measurable business results for our clients, and increasingly we are aligning our interests with our client’s interests by putting a portion of our fees at risk, dependent on our client’s attainment of the business value we promised. In 2005, we recognized approximately $400 thousand of revenue by achieving previously agreed upon measurable business results. Our inability to deliver the business value that we have promised on a project could materially affect the profitability of that project, because we typically will incur the same level of project costs regardless of whether the promised business value is attained. We could also experience delays in revenue recognition or payment because the measurement of business value is often complex and may involve a verification process between us and our client. As a result, our failure to deliver the business value that we promise to our clients could materially affect our business, financial condition and results of operations.

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
      Jerry A. Greenberg and J. Stuart Moore, our Co-Chairmen of the Board of Directors and Co-Chief Executive Officers, own approximately 34% of our outstanding common stock in the aggregate. As a result, they have the ability to substantially influence, and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of Directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.

We are dependent on our key employees.
      Our success depends in large part upon the continued services of a number of key employees, including Messrs. Greenberg and Moore. Our employment arrangements with Messrs. Greenberg and Moore and with our other key personnel provide that employment is terminable at will by either party. The loss of the services of any of our key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, if our key employees resign from Sapient to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations. Although, to the extent permitted by law, we require our employees to sign agreements prohibiting them from joining a competitor, forming a competing company or soliciting our clients or employees for certain periods of time, we cannot be certain that these agreements will be effective in preventing our key employees from engaging in these actions or that courts or other adjudicative entities will substantially enforce these agreements. Furthermore, for those employees whom we involuntarily terminated in connection with our restructuring actions, we have waived the non-competition clause of their agreements in exchange for releases of claims. We granted these waivers only in connection with the restructuring actions, and our general practice is not to waive the non-competition obligations of departing employees.

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

If we do not effectively improve our operational and financial processes and systems, our ability to achieve efficiencies and cost savings may be delayed and our results of operations may be adversely impacted.
      In 2005, we implemented upgrades to our financial and human resource software systems to improve our organizational processes and efficiency, and accommodate our anticipated growth in 2006 and beyond. Additionally, to streamline our G&A infrastructure and costs as a percentage of revenue, and ensure that the Company can appropriately scale as our business expands, we are redesigning many operational processes and transitioning certain internal, non-billable roles to our India office. The activities principally relate to finance, human resources and certain IT functions, and will result in the elimination of certain G&A jobs in the United States, United Kingdom, Germany and Canada. If we do not timely, efficiently and effectively upgrade or replace systems, redesign processes and implement the preceding role transitions as our business requires, we may be unable to support our growth effectively or realize cost savings as quickly as expected and maintain effective internal controls over financial reporting. Additionally, the quality of our services may decline pending the successful completion of these initiatives. Consequently, our results of operations may be adversely impacted.

A failure to maintain effective internal controls over financial reporting could have a material adverse impact on the Company.
      We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. In our Annual Report on Form 10-K for the year ended December 31, 2004 and in our quarterly reports on Form 10-Q for the first, second and third fiscal quarters of 2005, management reported that a material weakness existed in the Company’s internal control over financial reporting related to the Company’s lack of a sufficient complement of senior financial accounting and reporting personnel possessing competencies commensurate with the company’s financial reporting requirements. As described more fully in Item 9A of this Annual Report, this material weakness has been remediated as of December 31, 2005. We may from time to time in the future identify material weaknesses in our internal control over financial reporting. Further, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, regardless of the adequacy of such controls. Should we fail either to maintain adequate internal controls or implement required new or improved controls, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors could lose faith in the reliability of our financial statements. Consequently, the price of our securities may be adversely and materially impacted.

Our corporate governance provisions may deter a financially attractive takeover attempt.
      Provisions of our charter and by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including a transaction in which stockholders would receive a premium for their shares. These provisions include the following:

•	our Board of Directors has the authority, without further action by the stockholders, to fix the rights and preferences of and issue shares of preferred stock;

•	any action that may be taken by stockholders must be taken at an annual or special meeting and may not be taken by written consent;

•	stockholders must comply with advance notice requirements before raising a matter at a meeting of stockholders or nominating a director for election; and

•	a Chairman of the Board or a Chief Executive Officer are the only persons who may call a special meeting of stockholders.
      Provisions of Delaware law may also discourage, delay or prevent someone from acquiring us or merging with us.

Item 1B.	Unresolved Staff Comments
      None

Item 2.	Properties
      Our headquarters and principal administrative, finance, selling and marketing operations are located in approximately 28,000 square feet of leased office space in Cambridge, Massachusetts. We also lease offices in the New York metropolitan area, the Washington D.C. metropolitan area, San Francisco metropolitan area, Chicago, Atlanta, Los Angeles metropolitan area, San Diego, Miami, Detroit, London, Düsseldorf, Munich, New Delhi, Bangalore and Toronto. We do not own any material real property. Substantially all of our office space is leased under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.

Item 3.	Legal Proceedings
      We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not Applicable.

Item 4A.	Executive Officers of Sapient
      Below are the name, age and principal occupations for the last five years of each executive officer of Sapient, as of March 6, 2006. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Preston B. Bradford, Executive Vice President	49	Mr. Bradford joined Sapient in September 1994. Mr. Bradford was appointed as Senior Vice President in April 2000 and as Executive Vice President in February 2004. Prior to joining Sapient, Mr. Bradford held various positions with Sprint Corporation, a telecommunications company, from July 1980 to August 1994.

Sheeroy D. Desai, Executive Vice President and Chief Operating Officer	40	Mr. Desai joined Sapient in 1991 and has served as Executive Vice President since September 1994. Mr. Desai served as Co-Chief Operating Officer from October 1999 until May 2000, and has served as Chief Operating Officer since April 2001.

Jerry A. Greenberg, Co-Chairman of the Board and Co-Chief Executive Officer	40	Mr. Greenberg co-founded Sapient in 1991 and has served as Co- Chairman of the Board of Directors and Co-Chief Executive Officer and as a Director since Sapient’s inception.

Alan J. Herrick, Executive Vice President	40	Mr. Herrick joined Sapient in March 1995. Mr. Herrick was appointed as Vice President in December 1996 and was appointed as Executive Vice President in June 2002.

Scott J. Krenz, Senior Vice President and Chief Financial Officer	54	Mr. Krenz joined Sapient in December 2004 as Chief Financial Officer. Prior to joining Sapient, Mr. Krenz served as Vice President and Treasurer of EDS from September 1998 to February 2004, and as Chief Financial Officer for EDS’s Europe, Middle East and Africa (EMEA) business from July 1994 to August 1998.

J. Stuart Moore, Co-Chairman of the Board and Co-Chief Executive Officer	44	Mr. Moore co-founded Sapient in 1991 and has served as Co- Chairman of the Board of Directors and Co-Chief Executive Officer and as a Director since Sapient’s inception.

Jane E. Owens, Senior Vice President and General Counsel	52	Ms. Owens joined Sapient in September 2000 as Senior Vice President, General Counsel and Secretary. Prior to joining Sapient, Ms. Owens served as Senior Vice President, General Counsel and Secretary of The Dial Corporation, a consumer products company, from May 1997 to September 2000.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price of Common Stock
      Our common stock is quoted on the Nasdaq National Market under the symbol “SAPE.” The following table sets forth, for the periods indicated, the high and low intraday sale prices for our common stock.

	High	Low

2004
First Quarter	$7.19	$5.21
Second Quarter	$6.54	$4.69
Third Quarter	$8.44	$4.79
Fourth Quarter	$9.25	$7.59
2005
First Quarter	$8.48	$6.66
Second Quarter	$8.84	$6.29
Third Quarter	$8.54	$5.64
Fourth Quarter	$6.50	$5.11
      On March 6, 2006, the last reported sale price of our common stock was $7.59 per share. As of February 28, 2006, there were approximately 358 holders of record of our common stock and approximately 21,000 beneficial holders of our common stock.
      We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
      During the three months ended December 31, 2005, we had one outstanding stock repurchase program. A summary of our repurchase activity for the three months ended December 31, 2005 is as follows:

			Total Number
			of Shares
			Purchased as	Maximum $ Value
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced	Purchased Under the
	Purchased	per Share	Programs	Programs(1)

October 1 — October 31	275,000	$5.17	275,000	$20,975,372
November 1 — November 30	1,364,541	5.60	1,364,541	13,327,757
December 1 — December 31	997,600	5.94	997,600	7,406,181

Total	2,637,141	$5.68	2,637,141

(1)	On November 16, 2004, Sapient’s Board of Directors authorized up to $25.0 million in funds for use in the Company’s common stock repurchase program. On February 10, 2006 the Board of Directors authorized an additional $25.0 million in funds for use in such programs. Sapient has announced that it will repurchase shares on the open market or in private transactions from time to time depending on market conditions. Each authorization shall continue for a period of two years from its inception or until it is discontinued by the Board of Directors. Under the Company’s buyback program no shares were repurchased in 2004 and 3.0 million shares were repurchased in 2005 at an average price of $5.84 per share for an aggregate purchase price of $17.6 million. As of March 1, 2006, the Company has repurchased an additional 1,040,000 million shares of our common stock at an average price of $5.98 per share for an aggregate purchase price of approximately $6.2 million.

Item 6.	Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and management’s discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report. The balance sheet data at December 31, 2005 and 2004 and the statement of operations data for each of the three years ended December 31, 2005, 2004 and 2003 have been derived from the audited consolidated financial statements for such years, included elsewhere in this Annual Report. The balance sheet data at December 31, 2003, 2002 and 2001 and the statement of operations data for each of the two years ended December 31, 2002 and 2001 have been derived from the audited consolidated financial statements for such years, not included in this Annual Report.

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Statement of Operations Data(1)(2)(3):
Service revenues	$319,496	$253,936	$184,795	$173,811	$325,165
Operating expenses:
Project personnel costs, before reimbursable expenses	190,084	143,202	112,925	136,138	234,002
Selling and marketing costs	14,029	15,208	18,560	26,428	28,138
General and administrative costs	86,323	71,371	57,595	79,400	129,344
Restructuring and other related charges	7,218	1,108	2,135	66,885	100,079
Impairment of goodwill and intangible assets	—	—	—	107,430	—
Amortization of intangible assets	1,104	515	1,772	4,328	28,126

Income (loss) from operations	20,738	22,532	(8,192)	(246,798)	(194,524)
Gain on equity investment change in interest	—	—	—	1,755	1,407
Other income (expense)	108	65	2,729	33	(4,677)
Interest income	4,240	2,655	1,902	4,312	9,393

Income (loss) before income taxes, net equity loss from investees and loss from discontinued operations	25,086	25,252	(3,561)	(240,698)	(188,401)
Provision for (benefit from) income taxes:
Provision for income taxes	3,677	3,068	1,337	(18,585)	(3,091)
Benefit from income taxes	(4,289)	(635)	—	—	—

Provision for (benefit from) income taxes	(612)	2,433	1,337	(18,585)	(3,091)
Income (loss) before net equity loss from investees and loss from discontinued operations	25,698	22,819	(4,898)	(222,113)	(185,310)
Net equity loss from investees	—	—	—	(349)	(499)

Income (loss) from continuing operations	25,698	22,819	(4,898)	(222,462)	(185,809)
Loss from discontinued operations	—	—	—	(6,741)	(3,959)

Net income (loss)	$25,698	$22,819	$(4,898)	$(229,203)	$(189,768)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.21	$0.19	$(0.04)	$(1.78)	$(1.50)
Loss from discontinued operations	$—	$—	$—	$(0.05)	$(0.03)

	$0.21	$0.19	$(0.04)	$(1.83)	$(1.53)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.20	$0.18	$(0.04)	$(1.78)	$(1.50)
Loss from discontinued operations	$—	$—	$—	$(0.05)	$(0.03)

	$0.20	$0.18	$(0.04)	$(1.83)	$(1.53)

Weighted average common shares	124,725	123,040	121,188	124,961	124,256
Weighted average dilutive common share equivalents	4,573	5,418	—	—	—

Weighted average common shares and dilutive common share equivalents	129,298	128,458	121,188	124,961	124,256

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Balance Sheet Data:
Working capital	$180,784	$118,684	$143,158	$135,325	$243,699
Total assets	286,183	269,603	226,900	262,653	474,870
Long-term debt, less current portion	—	—	—	—	—
Total stockholders’ equity(4)	$202,635	$185,933	$152,412	$155,804	$380,770

(1)	We ceased operations of our Japanese subsidiary in December 2002. As a result, operating results of this subsidiary for 2002 and for all prior periods presented have been collapsed and reclassified into a single line item under the caption “Loss from discontinued operations.” See Note 10 in the Notes to Consolidated Financial Statements.

(2)	On January 1, 2002, we adopted Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and ceased amortizing goodwill. During the year ended December 31, 2001 our operating results include $18.9 million of goodwill amortization.

(3)	Project personnel costs, before reimbursable expenses, selling and marketing costs and general and administrative costs for years ended before 2005 have been reclassified to conform to the current presentation. We reclassified the stock-based compensation line item in our consolidated statements of operations and included stock-based compensation expense consistent with cash compensation paid to the such employees.

(4)	We have never declared or paid any cash dividends.
      The accompanying financial statements differ from those that we reported in the February 16, 2006 release of our financial results for the fourth quarter and year ended December 31, 2005. The adjustments pertain to the correction of the Company’s rent obligations for restructured leases.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Sapient, a business innovator, provides business, marketing and technology consulting services that help clients achieve measurable results from their customer relationships, business operations and technology. Founded in 1991, Sapient is headquartered in Cambridge, Massachusetts, and operates throughout the United States and Canada, and in Germany, India and the United Kingdom.
      Our service revenues were $319.5 million for 2005, a 26% increase from service revenues of $253.9 million for 2004, and a 73% increase from service revenues of $184.8 million for 2003. The growth in service revenues year over year derived from the continued demand for our services from new and existing clients coupled with revenue related to our June 2005 acquisition of Business Information Solutions, LLC. We have focused on increasing our recurring revenues during 2005 and we have made progress: we signed two large long-term engagements during 2005 related to our Financial Services, Automotive, Consumer and Energy business unit and renegotiated our Sprint contract with a 5-year term. We will continue to focus on increasing recurring revenue in 2006. Our recurring revenues were 34% of our services revenues in 2005 compared to 25% in 2004. Recurring revenues are revenue commitments of a year or more in which the client has committed spending levels to Sapient or chosen Sapient as an exclusive provider of certain services. During 2006, certain of these recurring revenue agreements will end, while others may be signed.
      During 2005 we increased the number of our project personnel to effectively staff our client engagements and achieve the desired staffing mix of experience level and role. Currently, we are retaining subcontractors in certain cases to fill specific project needs. If we are not successful in maintaining effective staffing levels, our ability to achieve our service revenue and profitability objectives will be adversely affected. Our ability to effectively staff our engagements and achieve the desired staffing mix depends heavily on our ability to keep turnover at appropriate levels. Our voluntary turnover for 2005 decreased to 17.8% compared to 18.5% for

2004. We also continue to modify and upgrade critical internal systems that we require to manage client projects and our business generally. Our operations and business results will be adversely impacted if we do not successfully and efficiently implement these system changes, as necessary, from time to time.
      During 2005, we continued to utilize our India-based effort on our GDD projects, thereby maintaining our billable days, or level of effort, incurred by our India people as a percentage of total Company billable days for 2005 of 53% compared to 2004 of 53%. Our GDD methodology continues to be important to our clients’ success. This proprietary methodology allows us to provide high-quality, cost effective solutions under accelerated project schedules. By engaging India’s highly skilled technology specialists, we can provide services at lower total costs as well as offer a continuous delivery capability resulting from time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services.
      Our full year net income was $25.7 million in 2005 compared to $22.8 million in 2004. Our operating margin for 2005 was 7% compared to 9% in 2004. The year over year decline in our operating margin is primarily due to a decrease in the utilization rate, primarily related to our non-U.S. business units, and additional restructuring and other related charges primarily related to previously restructured property. For 2005, our utilization rate decreased to 74%, compared to 76% for 2004. Included in our full year net income for 2005 and 2004 is a benefit of $4.3 million and $635 thousand, respectively, related to the release of the valuation allowance related to Germany’s net deferred tax assets in 2005 and the United Kingdom’s and Canada’s net deferred tax assets in 2004.
      We have observed the current market trend where pricing is based on market competitiveness and beginning in 2005, we have implemented a new “going to market” strategy which requires us to focus on decreasing general and administrative (“G&A”) costs as a percentage of revenue. During 2005, we continued progress on our strategic initiative of reengineering our G&A functions. In conjunction with streamlining G&A processes, we will be transferring a number of support activities to India. These activities principally relate to approximately 60 people in finance, human resources, and some of our internal IT functions. This will result in the elimination of certain G&A jobs in the United States, United Kingdom, Germany and Canada, and, as such, we have taken a $300,000 restructuring provision during the fourth quarter of 2005. The total costs are expected to be approximately $1.0 million and are expected to be paid during 2006.
      On June 1, 2005, we purchased Business Information Solutions, LLC (“BIS”), a privately-held provider of SAP-related professional services, specializing in business intelligence solutions. We added forty-eight full-time BIS people. We believe this acquisition will allow us to expand our services in business intelligence and in newer modules of SAP, specifically Business Information Warehouse, Strategic Enterprise Management, data analytics, NetWeaver, other “SAP New Dimension” products and energy specific solutions. In addition, we believe the acquisition will allow us to offer a much broader variety of value-added ERP integration, upgrade, and maintenance services related to the globally dominant SAP products and its Netweaver platform.
      On January 3, 2006, we acquired Planning Group International, Inc. (“PGI”). Through this acquisition we have enhanced our strengths in advertising, digital and direct marketing, brand development, data mining, customer acquisition and loyalty, paid search, and media planning and buying strategies and services. Additionally, we now can provide our clients a clear understanding of the effectiveness of their media spend using BridgeTrack®, a proprietary online marketing and analysis platform. We believe that our combination with PGI expands our opportunities to help our clients exploit the possibilities created by the rapid evolution of media, advertising, and technology and derive measurable value from their marketing investments.
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

•	Revenue Recognition and Allowance for Doubtful Accounts. We recognize revenue from the provision of professional services under written service contracts with our clients when persuasive evidence of an arrangement exists, services have been provided to the customer, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where the customer, at its discretion, has the right to reject the services prior to final acceptance, revenue is deferred until such acceptance occurs.

We recognize revenues from our fixed-price, fixed time technology implementation consulting contracts using the percentage-of-completion method pursuant to Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” Revenues generated from fixed-price, fixed time non-technology implementation contracts, except for support and maintenance contracts, are recognized based upon a proportional performance model in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Our percentage-of-completion method and our proportional performance method of accounting calculate revenue based on the percentage of labor incurred to estimated total labor. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. Revenue from time-and-material contracts is recognized as services are provided. Revenue generated from support and maintenance contracts is recognized ratably over the contract term.

Our project delivery and business unit finance personnel continually review labor incurred and estimated total labor, which may result in revisions to the amount of recognized revenue for a contract. Certain contracts provide for revenue to be generated based upon the achievement of certain performance standards. Revenue related to the achievement of performance standards accounted for approximately $400 thousand, $3.4 million and $956 thousand of revenue recognized in 2005, 2004 and 2003, respectively.

Revenues from arrangements with multiple elements are allocated based on the fair value of the elements in accordance with EITF Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” For these arrangements, we evaluate all deliverables in the arrangement to determine whether they represent separate units of accounting. Fair value is determined based on reliable evidence of the fair value of each deliverable. Revenues are recognized in accordance with our accounting policies for the separate elements when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in our control. This evaluation is performed at the inception of the arrangement and as each item in the arrangement is delivered. The evaluation involves significant judgments regarding the nature of the services and deliverables being provided, whether these services and deliverables can reasonably be divided into the separate units of accounting and the fair value of the separate elements.

If we do not accurately estimate the resources required or the scope of work to be performed for a contract or we do not manage the project properly within the planned time period, then we may recognize a loss on the contract. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are identified. We have committed unanticipated additional resources to complete projects in the past, which has resulted in lower than anticipated profitability or losses on those contracts. We expect that we will experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the process, which could result in a fixed price that is too low and, therefore, a correct estimation could adversely affect our business, financial condition and results of operations.

We recognize revenue for services when collection from the client is reasonably assured, and our fees are fixed or determinable. We establish billing terms at the time project deliverables and milestones are agreed. Our normal payment terms are thirty days from invoice date. Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled revenues. Amounts invoiced to clients in excess of revenue recognized are classified as deferred revenues. Our project delivery and business unit finance personnel continually monitor timely payments from our clients and assess any collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection and write-off experience, current trends, credit policy, detailed analysis of specific client situations and percentage of our accounts receivable by aging category. While such credit losses have historically been within our expectations and the allowances we established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

•	Accounting for Income Taxes. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, current and enacted tax legislation and other temporary differences between book and tax accounting, to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2001, 2002 and 2003, and uncertainty as to the extent and timing of profitability in future periods, we have recorded a valuation allowance of approximately $103.8 million as of December 31, 2005 relating to the deferred tax assets in the United States. Having assessed the ability to realize the deferred tax assets in certain foreign jurisdictions, we believe that future taxable income will be sufficient to realize the deferred tax benefit of the deferred tax assets in Canada, the United Kingdom, and Germany. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss in each jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

•	Valuation of Long-Lived Assets and Intangible Assets. In accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment on a regular basis for the existence of facts and circumstances that may suggest that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated undiscounted future cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

•	Valuation of Goodwill. In accordance with Financial Accounting Standards Board Statement (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires, among other things, the discontinuance of goodwill amortization. The standard also includes provisions for the assessment of the useful lives of existing recognized intangible assets and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Factors we consider important which could trigger an impairment review include:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

•	identification of other impaired assets within an reporting unit;

•	disposition of a significant portion of an operating segment;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a decline in our market capitalization relative to net book value.

Determining whether a triggering event has occurred includes significant judgment from management.

The goodwill impairment test prescribed by SFAS No. 142 requires us to identify reporting units and to determine estimates of the fair value of our reporting units as of the date we test for impairment. The Company’s reporting units are consistent with the reportable segments identified in Note 19 of our consolidated financial statements. Assets and liabilities, including goodwill, were allocated to reporting units based on factors such as specific identification and percentage of revenue. To conduct a goodwill impairment test, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. Management estimates the fair value of its reporting units using discounted cash flow valuation models. Those models require estimates of future revenue, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets and operating plans. We performed the annual assessment during the fourth quarter of 2005 and determined that goodwill was not impaired. We complete goodwill impairment analysis at least annually, or more frequently when events and circumstances occur indicating that the recorded goodwill might be impaired. Determining fair value of reporting units and goodwill includes significant judgment by management and different judgements could yield different results.

•	Costs Incurred to Develop Computer Software for Internal Use. We account for costs incurred to develop computer software for internal use in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” As required by SOP 98-1, the Company capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred for internal use computer software during the preliminary project stage and through post-implementation stages of internal use computer software are expensed as incurred. The capitalization and ongoing assessment of recoverability of development cost requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. Capitalized software is included in property and equipment and is depreciated over its estimated life, which is typically three years.

•	Restructuring and Other Related Charges. We established exit plans for each of the restructuring activities which took place in 2001 and 2002 and accounted for these plans in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” These exit plans required that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sub-lease income. We review on a regular basis our sub-lease assumptions and lease buy-out assumptions. These estimates include lease buy-out costs, anticipated rates to be charged to a sub-tenant, other terms and conditions in sub-lease contracts, and the timing of these sub-lease arrangements. If the rental markets continue to change, our lease buy-out assumptions, sub-lease assumptions and space requirements may not be accurate and it is possible that changes in these estimates could materially affect our financial condition and results of operations. If any future adjustments are required to the restructuring initiatives recorded under the provisions of EITF 94-3, such adjustments will be measured in accordance with EITF 94-3. SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 supersedes the guidance in EITF Issue No. 94-3. SFAS 146 includes a rebuttable presumption that if an entity has a past practice of providing similar termination benefits to employees, the benefit arrangement is presumed to be an ongoing benefit arrangement that should be accounted for under SFAS 112, “Employers’ Accounting for Postemployment Benefits.” SFAS 112 prescribes the accounting for the estimated cost of benefits, including severance benefits, provided by an employer to former or inactive employees after employment but before retirement. A liability is recognized when the severance amounts relate to prior services rendered, the payment of the amount is probable and the amount can be reasonably estimated. Since the second quarter of 2003, we have accounted for severance-related restructuring charges in accordance with SFAS 112 because we have a history of paying similar severance benefits since 2001. As of December 31, 2005, we have recorded $300,000 to restructuring and other related charges in our consolidated statement of operations, related to severance and termination benefits in accordance with SFAS 112. These charges relate to our 2005 initiative to reengineer general and administrative activities in an effort to streamline such functions. As of December 31, 2005, no amounts related to this liability have been paid. Additional costs of the restructuring related to the initiative announced during 2005 are expected to be approximately $0.7 million associated with costs incurred in accordance with SFAS 146, which are primarily stay-bonuses, that will be amortized over the period in which they are earned. These are expected to be paid during the second and third quarters of 2006.

Our remaining cash lease commitments related to restructured facilities are approximately $40.9 million at December 31, 2005, of which approximately 47% is accrued in the accompanying consolidated balance sheet, and the remaining 53% relates to sublease income assumptions. We have entered into signed sublease arrangements for approximately $5.3 million, with the remaining $16.4 million for future estimated sublease arrangements. If the estimated sublease dates were to be delayed by six months, based on our current estimates, we would potentially have to recognize an additional $2.3 million in our statement of operations for restructuring and other related charges. Our sublease reserve is sensitive to the level of sublease rent anticipated and the timing of sublease commencement. A 10% reduction in our sublease rate would have resulted in an additional $2.6 million of charges as of the end of 2005.

•	Contingent Liabilities. We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $2.9 million and various administrative audits, each of which have arisen in the ordinary course of our business. We have an accrual at December 31, 2005 of approximately $1.0 million related to certain of these items. We intend to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts we have previously accrued.

•	Accounting for Acquisitions. Our accounting for acquisitions involves significant judgments and estimates primarily, but not limited to: the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenues and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. The impact of prior or future acquisitions on our financial position or results of operations may be materially impacted by the change in or initial selection of assumptions and estimates. Additionally, under SFAS 142, we determine the fair value of the reporting unit, for purposes of the first step in our annual goodwill impairment test based on a discounted future cash flows approach. If prior or future acquisitions are not accretive to our results of operations as expected, or the fair value of a reporting unit declines dramatically, we may be required to complete the second step which requires significant judgments and estimates and which may result in material impairment charges in the period in which they are determined.

Off-Balance Sheet Arrangements
      We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements, other than the 50% ownership interest that we held in our joint venture in Milan, Italy until July 2, 2003, at which time our interest in the joint venture was acquired by the management team of the joint venture. See “Equity Investments” in this Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 to consolidated financial statements included elsewhere in this Annual Report for a more detailed discussion of this joint venture. We do not have any other arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Effect of Certain Transactions

Investment in Consolidated Subsidiary
      On January 24, 2003, we increased our ownership percentage in HWT, Inc. (HWT, formerly HealthWatch Technologies, LLC ), a consolidated subsidiary by purchasing a total of 587,092 shares of HWT common stock from Jerry A. Greenberg and J. Stuart Moore, our Co-Chairmen and Co-CEOs, for a total purchase price of $557,737, in cash, or $0.95 per share, which represented a substantial loss from their cost basis per share of $5.00. Messrs. Greenberg and Moore are no longer shareholders of HWT. We also commenced a tender offer on January 24, 2003 to purchase the remaining shares of HWT, for $1.05 per share, in cash, which resulted in the purchase of 927,395 shares of HWT common stock, for a total purchase price of $973,765. As a result of these purchases, our ownership percentage in HWT increased from 55% to 85%. These acquisitions were accounted for as purchases, and the purchase price was allocated primarily to customer contracts and developed technology, which are included in the accompanying consolidated balance sheet under the caption “Purchased intangible assets, net.” These assets are being amortized on a straight line basis over lives of 3 years.
      On March 21, 2003, HWT issued 526,190 shares of its common stock to an executive officer of HWT in connection with the executive’s initial employment with HWT. Of these 526,190 shares, 50,000 were issued as restricted stock under the executive’s employment agreement, and the remaining shares were purchased by the executive for $1.05 per share in cash. The restricted shares vest ratably over a period of four years. Our ownership percentage in HWT reduced to 79.5% as a result of the March 2003 issuance. We recorded a gain of $365,000, as a result of the change in equity interest resulting from the stock issuance to the executive. We accounted for this gain as a component of stockholders’ equity due to losses incurred by HWT since inception.

Equity Investments
      As of December 31, 2005, we have no equity investments.
      During the fourth quarter of 2002, the Company discontinued its Sapient KK operations in Japan. On November 14, 2002, as part of the dissolution of Sapient KK, we agreed to unwind the cross ownership position between Dream Incubator, Inc. (“DI”), a management consulting company that develops strategies for e-businesses in Japan, and Sapient KK in exchange for DI lifting certain trade restrictions on its common stock owned by us. In addition, the Company’s designee on DI’s Board of Directors resigned his position as a Director of DI in November 2002. From November 2002, we have used the cost method of accounting, since we no longer have the ability to significantly influence DI. We sold all of our remaining interest in DI for net cash proceeds of $8.6 million and $585,000 in 2003 and 2002, respectively, realizing gains of approximately $2.8 million and $43,000 in 2003 and 2002, respectively.
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

Related Party Transactions
      None
Results of Operations
      The following table sets forth the percentage of service revenues of items included in our consolidated statements of operations:

	Years Ended
	December 31,

	2005	2004	2003

Revenues:
Service revenues	100%	100%	100%
Reimbursable expenses	4	5	5

Total gross revenues	104	105	105

Operating expenses:
Project personnel costs, before reimbursable expenses	60	56	61
Reimbursable expenses	4	5	5

Total project personnel costs	64	61	66

Selling and marketing costs	4	6	10
General and administrative costs	27	28	31
Restructuring and other related charges	2	—	1
Amortization of purchased intangible assets	—	—	1

Total operating expenses	97	96	110

Income (loss) from operations	7	9	(4)
Other income, net	—	—	1
Interest income	1	1	1

Income (loss) before income taxes	8	10	(2)
Provision for income taxes	1	1	1
Benefit from release of valuation allowance	(1)	—	—

Net income (loss)	8%	9%	(3)%

Years Ended December 31, 2005 and 2004

Service Revenues
      Our service revenues for 2005 and 2004 were as follows:

	Year Ended

	December 31,	December 31,		Percentage
	2005	2004	Increase	Increase

	(In thousands)
Service revenues	$319,496	$253,936	$65,560	26%

      The year over year increase in our service revenues is primarily due to the continued strong growth in our U.S. business segments. The year over year increase attributable to our U.S. business segments was $64.7 million. Continued demand from new and existing clients, the renegotiation of our contract with Sprint to include a 5-year term in our Technology, Education, Communications and Health Care business unit during the fourth quarter of 2004, and two large long-term engagements signed during 2005 in our Financial Services, Automotive, Consumer and Energy business unit, coupled with the acquisition of BIS, helped drive continued service revenue growth in our U.S. business segments. Revenue related to our non-U.S business units increased only slightly year over year primarily attributable to slowed revenue growth related to service agreements associated with our United Kingdom business unit and a decrease in revenue related to our Germany business unit primarily due to a decrease in revenue related to our energy service clients. Total additional revenue as a result of our BIS acquisition was approximately $13.0 million. The effects of foreign currency exchange rates accounted for 1 percentage point of the increase in service revenues in 2005 as compared to 2004. Our recurring revenues increased to 34% of our service revenues in 2005 from 25% in 2004. Recurring revenues are revenue commitments of a year or more in which the client has committed spending levels to us or chosen us as an exclusive provider of certain services.
      In 2005, our five largest clients accounted for approximately 26% of our revenues in the aggregate; one client, Sprint, (formerly Nextel, prior to merger of Nextel and Sprint in August, 2005) accounted for more than 10% of such revenues and no client accounted for more than 5% of such revenues. In 2004, our five largest clients accounted for approximately 24% of our revenues in the aggregate; no client accounted for more than 10% of such revenues and two clients accounted for more than 5% of such revenues.

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

	Year Ended

	December 31,	December 31,	Increase	Percentage
	2005	2004	(Decrease)	Increase

	(In thousands)
Project personnel costs (before reimbursable expenses)	$190,084	$143,202	$46,882	33%

Project personnel costs (before reimbursable expenses) as a percentage of service revenues	60%	56%	4
      The increase in project personnel costs, before reimbursable expenses, was due to the increase in the number of delivery people worldwide in 2005 compared to 2004, coupled with an increase in the 2005 bonus expense compared to 2004. We ended 2005 with 2,495 delivery people, of which 1,354 were India based compared to 1,898 delivery people, of which 1,050 were India based, at the end of 2004.
      Gross profit (revenues before reimbursements less cost of services before reimbursements) as a percentage of revenues before reimbursements for 2005 were 40% compared to 44% in 2004. The decrease in the gross profit was primarily due to a decrease in our utilization rate to 74% for 2005, compared to 76% for 2004. The decrease in our 2005 utilization rate compared to 2004 is primarily due to the increase in the number of delivery people in 2005 compared to 2004 in anticipation of our 2006 revenue growth.

Selling and Marketing Costs
      Selling and marketing costs consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional costs.

	Year Ended

	December 31,	December 31,		Percentage
	2005	2004	Decrease	Decrease

	(In thousands)
Selling and marketing costs	$14,029	$15,208	$(1,179)	(8)%

Selling and marketing costs as a percentage of service revenues	4%	6%	(2)

      Selling and marketing costs decreased in absolute dollars for 2005 compared to 2004, primarily due to a decrease in compensation expenses as a result the re-assignment of some of our higher paid sales people to delivery due to internal growth initiatives. In addition, commission expense decreased as a result of the slowing of signing new business related to our non-U.S. business units. This decrease was offset by an increase in travel expenses as we continue to focus on recurring revenue engagements, which leverage our existing client relationships. The decrease as a percentage of service revenues is primarily due to our higher revenue base during 2005 compared to 2004. The number of selling and marketing personnel increased to 57 people at the end of 2005 compared to 45 people at the end of 2004.
      If our service revenues do not grow as we expect in 2006, selling and marketing costs could increase as a percentage of revenues.

General and Administrative Costs
      General and administrative costs relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses.

	Year Ended

	December 31,	December 31,	Increase	Percentage
	2005	2004	(Decrease)	Increase

	(In thousands)
General and administrative expenses	$86,323	$71,371	$14,952	21%

General and administrative expenses as a percentage of service revenues	27%	28%	(1)
      General and administrative costs increased in absolute dollars for 2005 compared to 2004. The increase was primarily due to increased salaries and employee benefits associated with increased headcount to support our worldwide growth in revenues and billable head count. The number of general and administrative personnel increased to 465 at the end of 2005, compared to 371 at the end of 2004, primarily in finance, hiring and administrative groups.
      Our general and administrative costs include a foreign currency translation loss of approximately $1.3 million in 2005, compared to a foreign currency translation loss of approximately $54 thousand in 2004. These losses were primarily related to intercompany foreign currency translations that were of a short-term nature.

Restructuring and Other Related Charges
      We recorded restructuring and other related charges of approximately $7.2 million during 2005.
      We initiated a restructuring plan during the fourth quarter of 2005 as part of our initiative to reengineer general and administrative (“G&A”) activities in an effort to streamline such functions. As we reengineer our G&A functions, in addition to streamlining G&A processes, we will be transferring a number of support activities to India. The activities that are being moved principally relate to finance, human resources, and internal IT functions. As a result, some jobs in the United States, United Kingdom, Germany and Canada will be eliminated. As of December 31, 2005, this initiative has resulted in severance notification to approximately sixty employees and the Company recorded $0.3 million to restructuring and other related charges in its consolidated statement of operations, related to severance and termination benefits in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits”. The charge was not recorded to a segment but included in ‘Reconciling items’ in our Results by Operating Segment. As of December 31, 2005, no amounts related to this liability have been paid. Additional costs of the restructuring related to the initiative announced during 2005 are expected to be approximately $0.7 million associated with costs incurred in accordance with SFAS 146, primarily stay-bonuses, which will be amortized over the period in which they are earned and are expected to be paid and earned during the second and third quarters of 2006.

      We recorded restructuring charges during 2005 of approximately $6.9 million, primarily due to a decrease in estimated sublease income associated with our restructured Santa Monica, California and Jersey City, New Jersey locations. Included in the $6.9 million restructuring and other related charges is a charge of $930 thousand recorded in the fourth quarter of 2005 related to the correction of restructuring charges for rent obligations in prior periods and approximately $350 thousand recorded in the fourth quarter of 2005 related to the write-off of leasehold improvements from our facilities vacated in prior periods. The prior period impact includes: approximately $119 thousand related to each of the first three quarters of 2005, approximately $570 thousand related to 2004, approximately $10 thousand related to 2003 and approximately $340 thousand related to 2002 and prior. Management has concluded that the impact of these adjustments on the current and prior periods is immaterial. We received proposals during the fourth and second quarters of 2005 from potential subtenants at price ranges below originally established rates, which resulted in management reevaluating its originally established sublease assumptions. Interest from potential subtenants during the second and fourth quarters of 2005, and discussions with our professional real estate broker during 2005 required management to reevaluate the property’s rentable market value. The adjustment in estimated proposed sublease income reflects the sublease proposal rates we received during the fourth quarter of 2005. Subsequent to December 31, 2005, the Company has signed certain sublease agreements at the sublease rates we had estimated. The Company has not finalized all sublease agreements and is currently involved in negotiations to sublease the vacant space.
      The Company recorded restructuring charges of $1.1 million during 2004, primarily due to decreases in estimated sub-lease income in connection with the restructuring plans previously announced. No employees were terminated in connection with these restructuring charges.
      Charges for restructuring and other related activities as of, and for the years ended December 31, 2005 and 2004 were as follows (in thousands):

	Workforce	Facilities	Total

Balance, December 31, 2004	$11	$25,552	$25,563
Adjustment	(11)	—	(11)
Additional charges	300	6,918	7,218
Non-cash, utilized	—	(1,774)	(1,774)
Cash utilized	—	(9,421)	(9,421)

Balance, December 31, 2005	$300	$21,275	$21,575

Current accrued restructuring costs			$6,565

Non-current accrued restructuring costs			$15,010

	Workforce	Facilities	Total

Balance, December 31, 2003	$242	$40,545	$40,787
Additional charges	(182)	1,290	1,108
Non-cash, utilized	—	(2,344)	(2,344)
Cash utilized	(49)	(13,939)	(13,988)

Balance, December 31, 2004	$11	$25,552	$25,563

Current accrued restructuring costs			$10,560

Non-current accrued restructuring costs			$15,003

      The remaining accrued restructuring costs are $21.6 million at December 31, 2005, of which the cash portion is $21.3 million. The net cash outlay over the next 12-month period is expected to be $6.6 million and the remainder will be paid through 2011.

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

Amortization of Intangible Assets
      During 2005, amortization of intangible assets consisted primarily of amortization of intangible assets including: SAP license agreement and customer list relating to the 2005 BIS acquisition and customer contracts and developed technology resulting from prior acquisitions. During 2004, amortization of intangible assets consisted primarily of amortization of customer contracts and developed technology resulting from prior acquisitions and investments in consolidated subsidiaries. Amortization expense related to intangible assets was $1.1 million for 2005 and $515,000 for 2004. Amortization expense related to intangible assets at December 31, 2005 is expected to be approximately $1,042,000, $717,000, $529,000, $460,000 and $192,000 for the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

Interest Income
      Interest income is derived primarily from investments in U.S. government securities, corporate debt securities, commercial paper, time deposits and money market funds.

	Year Ended

	December 31,	December 31,		Percentage
	2005	2004	Increase	Increase

	(In thousands)
Interest income	$4,240	$2,655	$1,585	60%

      Interest income increased primarily due to higher prevailing interest rates.

Provision (Benefit from) for Income Taxes
      We have deferred tax assets that have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses incurred from 2001 through 2003, and uncertainty as to the extent, and timing of profitability in future periods, at December 31, 2005 we have continued to record a valuation allowance against our deferred tax assets in the United States of $103.8 million and at December 31, 2004, against our deferred tax assets in the United States and Germany of $115.0 million. In 2005, the Company has concluded that Germany’s deferred taxes will be realized in the foreseeable future and as such has released the full valuation allowance resulting in an income statement benefit of $4.3 million at the end of December 31, 2005. For the years ended December 31, 2005 and 2004, we recorded an income tax provision (benefit) of approximately ($612) thousand and $2.4 million, respectively. Excluding the benefit from the reversal of the $4.3 million and $635 thousand foreign valuation allowances in 2005 and 2004, respectively, our income tax provision is primarily related to foreign, federal alternative minimum tax and state tax obligations. As of December 31, 2005, and reflected in the tax provision, is a deferred tax liability of approximately $188 thousand that has been recorded as a result of the goodwill acquired in connection with the BIS acquisition. See Note 3.
      We have evaluated our position with respect to FASB Staff Position (FSP) 109-2, “Accounting and Disclosure Guidance for Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” (the “Act”) and concluded that we do not anticipate any benefit as a result of the enactment of the Act. Additionally, we evaluated our position with respect to FSP FAS 109-1, “Application of FASB

Statement No. 109,” and “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP FAS 109-1 clarifies that the domestic manufacturing deduction associated with the Act should be accounted for as a special deduction (rather than a rate reduction) under SFAS 109. Under this provision, we do not foresee any significant impact to our income tax liability.
      Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

Results by Operating Segment
      We have discrete financial data by operating segments available based on our method of internal reporting, which disaggregates our operations on a business unit basis for our United States operations and geographic basis for our international operations. Operating segments are defined as components of the Company concerning which separate financial information is available to manage resources and evaluate performance. Beginning with the first quarter of 2005, we combined two of our United States business units and reorganized certain groups within the business units. Specifically, we combined our Financial Services business unit and our Automotive, Consumer and Energy business units into one business unit, which is now named Financial Services, Automotive, Consumer and Energy. In addition, within the Public Services business unit, we separated the Government, Education and Health Care groups: the Education and Health Care groups were combined with the Technology and Communications business unit, and Government became a standalone business unit. These changes reduced the number of United States business units to three: (i) Financial Services, Automotive, Consumer and Energy, (ii) Technology, Education, Communications and Health Care and (iii) Government. We reported four business units in the United States prior to the first quarter of 2005. In addition, we have three international business units: United Kingdom, Germany and Canada. We have reported our results by operating segments accordingly, and quarterly and annual results for operating segments for 2004 have been reclassified to reflect these changes.
      Subsequent to the acquisition, we incorporated BIS into the appropriate individual operating segments. We included BIS service revenues and operating income in the respective operating segment from which revenue was derived. We have reported our results by operating segments accordingly, and year to date results for operating segments for 2005 have been reclassified to reflect these changes.
      We do not allocate certain selling, marketing and general and administrative expenses to our business unit segments in the United States because these activities are managed separately from the business units. Asset information by operating segment is not reported to or reviewed by the chief operating decision makers and, therefore, we have not disclosed asset information for each operating segment.

      The tables below present the service revenues and operating income attributable to our operating segments for the periods presented. The “all other” category represents HWT, Inc. (formerly HealthWatch Technologies, LLC), a majority-owned subsidiary.

	Year Ended
				Percentage
	December 31,	December 31,	Increase	Increase
Service Revenues	2005	2004	(Decrease)	(Decrease)

	(In thousands)
Financial Services/ Automotive/ Consumer/ Energy	$105,203	$73,918	$31,285	42%
Technology/ Education / Communications/ HealthCare	69,941	45,690	24,251	53%
Government	24,558	15,797	8,761	55%
United Kingdom	65,695	63,770	1,925	3%
Germany	28,931	32,089	(3,158)	(10)%
Canada	19,153	17,013	2,140	13%

Total Reportable Segments	313,481	248,277	65,204	26%
All other	6,015	5,659	356	6%

Consolidated Total	$319,496	$253,936	$65,560	26%

	Year Ended

				Percentage
	December 31,	December 31,	Increase	Increase
Operating Income (Loss)	2005	2004	(Decrease	(Decrease)

	(In thousands)
Financial Services/ Automotive/ Consumer/ Energy(1)	$35,625	$24,437	$11,188	46%
Technology/ Education / Communications/ HealthCare(1)	21,138	15,363	5,775	38%
Government(1)	10,452	5,850	4,602	79%
United Kingdom	3,300	6,418	(3,118)	(49)%
Germany	3,630	6,835	(3,205)	(47)%
Canada	3,646	4,647	(1,001)	(22)%

Total Reportable Segments(1)	77,791	63,550	14,241	22%
All other(1)	1,099	3,581	(2,482)	(69)%
Reconciling items(2)	(53,804)	(41,879)	(11,925)	28%

Consolidated Income Before Income Taxes(3)	$25,086	$25,252	$(166)	<1%

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment in the United States, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income in order to arrive at consolidated income before income taxes include the following:

	Year Ended
	December 31,

	2005	2004

Unallocated restructuring and other related charges	$7,218	$1,108
Amortization of intangible assets	1,104	515
Stock-based compensation	1,770	779
Other income	(108)	(65)
Interest income	(4,240)	(2,655)
Unallocated expenses(4)	48,060	42,197

	$53,804	$41,879

(3)	Represents consolidated income (loss) before income taxes.

(4)	Includes corporate portion of both selling and marketing and general and administrative costs.

Service Revenues by Operating Segments
      Consolidated service revenues for 2005, compared to 2004, increased 26% in U.S. dollars and 25% in local currency terms. Five out of six reportable operating segments recorded increased service revenues during this period. The increase in our Financial Services, Automotive, Consumer and Energy business unit for 2005 compared to 2004, was primarily due to continued demand from clients in the financial and energy industries and two large long-term engagements signed during 2005, coupled with the acquisition of BIS. The increase in our Technology, Education, Communications, and Health Care business unit for 2005 compared to 2004, was a result of the continued demand from new and existing clients in the technology and communications industries. In addition, we renegotiated our agreement with Sprint into a longer term, multi-year, contract. The increase in our Government business unit’s service revenues for 2005 compared to 2004, was due to increased demand from our government clients. Our United Kingdom business unit’s service revenue increased slightly for 2005 compared to 2004, primarily due to growth in demand in the financial services and telecommunications industries offset by a year over year decline in revenue related to a service agreement in the United Kingdom. Our Germany and Canada business units’ service revenue decreased for 2005 compared to 2004, due to a general slowing in the signing of new business.

Operating Income (Loss) by Operating Segments
      All of our reportable segments had profitable operating results for 2005. Operating income for our U.S. operating segments increased significantly during 2005, compared to 2004, primarily due to sustained revenue growth from new and existing clients. Our United Kingdom, Germany and Canada operating segments did not have improved operating results for 2005 compared to 2004. Lower operating results in the United Kingdom, Germany and Canada are primarily due to a decrease in average utilization rates resulting from lower than expected service revenues.

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

	Year Ended

	December 31,	December 31,	Increase	Percentage
	2004	2003	(Decrease)	Increase

	(In thousands)
Project personnel costs (before reimbursable expenses)	$143,202	$112,925	$30,277	27%

Project personnel costs (before reimbursable expenses) as a percentage of service revenues	56%	61%	(5)
      The increase in project personnel costs, before reimbursable expenses, was primarily due to the increase in the proportion of our India-based effort relative to the total number of delivery people globally, in 2004 compared to 2003. We ended 2004 with 1,898 delivery people, of which, 1,050 were in India compared to a total of 1,176 delivery people, of which 586 delivery people were in India at the end of 2003. Our utilization rate decreased slightly from 77% for 2003 to 76% for 2004.

Selling and Marketing Costs
      Selling and marketing costs consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional costs.

	Year Ended

	December 31,	December 31,		Percentage
	2004	2003	Decrease	Decrease

	(In thousands)
Selling and marketing costs	$15,208	$18,560	$(3,352)	(18)%

Selling and marketing costs as a percentage of service revenues	6%	10%	(4)
      Selling and marketing costs decreased in absolute dollars due primarily to our focus on recurring revenues, which leverage our existing client relationships. The decrease in percentage of service revenues is primarily due to our higher revenue base. The number of selling and marketing personnel decreased to 45 people at the end of 2004 compared to 51 people at the end of 2003.

General and Administrative Costs
      General and administrative costs relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses.

	Year Ended

	December 31,	December 31,	Increase	Percentage
	2004	2003	(Decrease)	Increase

	(In thousands)
General and administrative expenses	$71,371	$57,595	$13,776	24%

General and administrative expenses as a percentage of service revenues	28%	31%	(3)
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
      In connection with the restructuring plan implemented in the second quarter of 2003, we recorded restructuring and other related charges of approximately $1.4 million. This restructuring action, which resulted in the termination of 40 employees was due to the skill sets of certain employees not matching our current business requirements as well as a significant decline in the demand for our services in our Financial Services business unit through the second quarter of 2003. In the third quarter of 2003, we recorded restructuring and other related charges of approximately $0.7 million, primarily due to decreases in our estimated sub-lease income in connection with the restructuring plans previously announced.
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

Other Income
      Other income primarily consisted of realized gain and loss from disposition of our investment in shares of common stock of DI in 2003.

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

Provision (Benefit from) for Income Taxes
      We have deferred tax assets which have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses incurred and uncertainty as to the extent, jurisdiction and timing of profitability in future periods, we have continued to record a valuation allowance against our deferred tax assets in the United States and Germany of approximately $115.0 million at December 31, 2004 and against our deferred tax assets in the United States, Germany, Canada and the United Kingdom of approximately $118.0 million at December 31, 2003. The Company has concluded that the United Kingdom’s and Canada’s deferred taxes will be realized in the foreseeable future and, as such, has released the full valuation allowance resulting in a one time income tax benefit of $635 thousand in 2004. We recorded a net income tax provision of $2.4 million for 2004. Excluding the benefit from the $635 thousand foreign valuation reversals in 2004, our income tax provision is primarily related to federal alternative minimum tax, state minimum taxes and foreign taxes. We recorded a net income tax provision of $1.3 million for 2003. Excluding the benefit which related primarily to state minimum taxes and foreign taxes, our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

Results by Operating Segment
      We have discrete financial data by operating segments available based on our method of internal reporting, which disaggregates our operations on a business unit basis for our United States operations and geographic basis for our international operations. Operating segments are defined as components of the Company concerning which separate financial information is available to manage resources and evaluate performance. Beginning with the first quarter of 2005, we combined two of our United States business units and reorganized certain groups within the business units. Specifically, we combined our Financial Services business unit and our Automotive, Consumer and Energy business units into one business unit, which is now named Financial Services, Automotive, Consumer and Energy. In addition, within the Public Services business unit, we separated the Government, Education and Health Care groups: the Education and Health Care groups were combined with the Technology and Communications business unit, and Government became a standalone business unit. These changes reduced the number of United States business units to three: (i) Financial Services, Automotive, Consumer and Energy, (ii) Technology, Education, Communications and Health Care and (iii) Government. We reported four business units in the United States prior to the first quarter of 2005. In addition, we have three international business units: United Kingdom, Germany and Canada. We have reported our results by operating segments accordingly, and quarterly and year to date results for operating segments for 2004 and 2003 have been reclassified to reflect these changes.

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

	Year Ended
				Percentage
	December 31,	December 31,	Increase	Increase
Service Revenues	2004	2003	(Decrease)	(Decrease)

	(In thousands)
Financial Services/ Automotive/Consumer/ Energy	$73,918	$55,596	$18,322	33%
Technology/ Education/ Communications/ HealthCare	45,690	34,030	11,660	34%
Government	15,797	14,461	1,336	9%
United Kingdom	63,770	51,211	12,559	25%
Germany	32,089	17,784	14,305	80%
Canada	17,013	7,610	9,403	>100%

Total Reportable Segments	248,277	180,692	67,585	37%
All other	5,659	4,103	1,556	38%

Consolidated Total	$253,936	$184,795	$69,141	37%

	Year Ended
				Percentage
	December 31,	December 31,	Increase	Increase
Operating Income (Loss)	2004	2003	(Decrease)	(Decrease)

	(In thousands)
Financial Services/ Automotive/Consumer/ Energy(1)	$24,437	$18,958	$5,479	29%
Technology/ Education/ Communications/ HealthCare(1)	15,363	7,588	7,775	>100%
Government(1)	5,850	2,538	3,312	>100%
United Kingdom	6,418	(1,830)	8,248	>100%
Germany	6,835	2,333	4,502	>100%
Canada	4,647	1,558	3,089	>100%

Total Reportable Segments(1)	63,550	31,145	32,405	>100%
All other(1)	3,581	1,695	1,886	>100%
Reconciling items(2)	(41,879)	(36,401)	(5,478)	15%

Consolidated Income Before Income Taxes(3)	$25,252	$(3,561)	$28,813	>100%

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment in the United States as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income (loss) in order to arrive at consolidated income (loss) before income taxes include the following:

	Year Ended
	December 31,

	2004	2003

Restructuring and other related charges	$1,108	$—
Unallocated restructuring and other related charges	—	737
Amortization of intangible assets	515	1,772
Stock-based compensation	779	1,089
Other income	(65)	(2,729)
Interest income	(2,655)	(1,902)
Unallocated expenses	42,197 (4)	37,434 (4)

	$41,879	$36,401

(3)	Represents consolidated income (loss) before income taxes.

(4)	Includes corporate portion of both selling and marketing and general and administrative costs.

Service Revenues by Operating Segments
      Consolidated service revenues for our seven reportable operating segments for 2004 increased 37% from consolidated service revenues for these segments for 2003, of which 6% was attributable to the effects of foreign currency exchange rates. All six of our reportable operating segments recorded increased service revenues during this period. The increase in our Financial Services, Automotive, Consumer and Energy business unit’s service revenues for 2004 compared to 2003, was primarily due to increased demand from clients in the financial, energy and automotive industries in the United States. The increase in our Technology, Education, Communications and Health Care business unit’s service revenues for 2004 compared to 2003, was primarily due to increased demand from new and existing clients in the technology and communications industries in the United States. Service revenues from our Government business unit increased for 2004 compared to 2003, due to growth related to our government clients. The increase in our United Kingdom business unit’s service revenues for 2004 compared to 2003, was primarily due to increased revenues from large government, healthcare and energy clients as well as the strengthening of the Pound Sterling against the U.S. dollar. Without the effect of foreign exchange fluctuations, the increase in services revenues for our United Kingdom business unit would have been 11%. The increase in our Germany business unit’s service revenues for 2004 compared to 2003, was primarily due to increased demand from clients in the energy industry as well as the strengthening of the Euro against the U.S. dollar. Without the effect of foreign currency fluctuations, the increase in service revenues for our Germany business unit would have been 66%. The increase in our Canada business unit’s service revenues for 2004 compared to 2003, was primarily due to increased demand from clients in the energy and financial service industry as well as the strengthening of the Canadian dollar against the U.S. dollar. Without the effect of foreign currency fluctuations, the increase in service revenues for our Canada business unit would have been 111%.

Operating Income (Loss) by Operating Segments
      Operating income for our reportable segments increased significantly during 2004, compared to 2003, and all of our reportable segments had profitable operating results. Our Financial Services/ Automotive/ Consumer/ Energy; Technology/Education/Communications/Healthcare; Government; Germany; United Kingdom; and Canada business units all reported increases in operating income and improvements in their operating margin in 2004, compared to 2003. These improvements are primarily the result of the increase in our recurring revenues and the shift of contractor mix to India.
Liquidity and Capital Resources
      During 2005 and 2004 we funded our operations from cash flows generated from operations. We invest our excess cash predominantly in instruments that are highly liquid, investment grade securities. At

December 31, 2005, we had approximately $157.8 million in cash, cash equivalents, restricted cash and marketable investments, compared to $175.6 million at December 31, 2004.
      We have deposited approximately $1.5 million with various banks as collateral for letters of credit and performance bonds, and have classified this cash as restricted on our consolidated balance sheet at December 31, 2005.
      At December 31, 2005, we had the following contractual obligations:

	Payments Due By Period

	Less Than	1-3	3-5	More Than
	One Year	Years	Years	5 Years	Total

	(In thousands)
Operating leases	$7,154	$9,433	$5,186	$1,943	$23,716
Cash outlays for restructuring and other related activities(1)	7,085	11,823	12,464	5,158	36,530
Purchase obligations(2)	3,098	1,583	—	—	4,681

Total	$17,337	$22,839	$17,650	$7,101	$64,927

(1)	Cash outlays for restructuring and other related activities include $1.0 million for the estimated anticipated severance payments minimum future lease and related payments for excess facilities, net of estimated sublease income of $5.3 million under existing arrangements, excluding expected sublease arrangements of approximately $16.4 million.

(2)	Purchase obligations represent minimum commitments due to third parties, including subcontractor agreements, telecommunication contracts, IT maintenance contracts in support of internal use software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties, have been excluded. Amounts presented also exclude accounts payable and accrued expenses at December 31, 2005.
      Cash provided by operating activities was $27.2 million for 2005, primarily attributable to, net income of $25.7 million, adjusted for, decreases in restricted cash of $4.8 million, increase in accrued compensation of $7.4 million and net non-cash charges of $5.3 million, including $7.5 million of depreciation and amortization, $1.8 million of stock-based compensation and $4.3 million decrease primarily attributable to the release of our German valuation allowance, offset by increases in our accounts receivable of $8.6 million, prepaid expenses of $1.5 million and decreases in our accrued restructuring cost of $2.6 million, and deferred revenue on contracts of $2.1 million. Days sales outstanding “DSO” is calculated based on actual service revenue for the three months ended December 31, 2005 and 2004 and accounts receivable, net, adjusted for unbilled revenues on contracts and deferred revenues on contracts balances as December 31 2005 and 2004. Our DSO for accounts receivable, net decreased from 81 days for 2004 to 71 days for 2005. The decrease in our DSO is primarily a result of the strong focus we have placed on cash collections and working capital management in the fourth quarter.
      Cash used in investing activities was $11.7 million for 2005. This was due primarily to the net cash paid for the BIS acquisition of approximately $13.3 million (which also included non-cash consideration of $3.3 million relating to the issuance of common stock), capital expenditures of $14.5 million, offset by $16.1 million of net purchase and sale of marketable investments. Our capital expenditures for 2005 included approximately $8.1 million related to the build-out of our Indian facility, which includes leasehold improvements, equipment and furniture and fixtures, approximately $3.8 million of software, of which $2.8 million related to capitalized software, and approximately $2.3 million of hardware used to supply our growing employee base. We estimate that we will incur additional capitalized software costs of approximately $400,000 — $600,000 that will be capitalized during 2006 under SOP 98-1 associated with internal financial systems and human resource management upgrades in process.

      Cash used in financing activities was $10.4 million in 2005, as $17.6 million of stock repurchases was offset by $7.2 million of cash proceeds provided from the sale of common stock through our employee stock purchase plan and the exercise of stock options.
      On November 16, 2004, the Board of Directors authorized a stock repurchase program of up to $25.0 million over a two-year period. During 2005, we repurchased 3.0 million shares of our common stock at an average price of $5.84 per share for an aggregate purchase price of $17.6 million. On February 10, 2006, the Board of Directors authorized a stock repurchase program allowing for the repurchase of up to an additional $25.0 million of our common stock over a two-year period; therefore, together with the previous purchase of stock repurchase program, we are authorized to repurchase an aggregate of $50.0 million of our common stock. Shares purchased under the stock repurchase programs are held as treasury shares. As of March 1, 2006, the Company has repurchased an additional 1,040,000 shares of our common stock at an average price of $5.98 per share for an aggregate purchase price of approximately $6.2 million, leaving $26.5 million available for future repurchases. The purchase price for the shares repurchased was reflected as a reduction to shareholders’ equity. We have not set a target for repurchases and will repurchase shares on the open market or in private transactions from time to time depending on market conditions.
      On January 3, 2006, the Company purchased Planning Group International, Inc (“PGI”), a privately held company, which specializes in online, offline and multi-channel marketing strategies and programs. Consideration for the acquisition totaled $39.0 million, including transaction costs of $0.6 million. The consideration consisted of approximately $29.2 million in cash paid at closing, the issuance of 1,306,908 shares of common stock valued at $7.6 million, and additional payments made to PGI shareholders of $1.6 million during January 2006. The $7.6 million of common stock consideration related to the issuance of 1,306,908 shares of common stock is based on the average market price of the Company’s common shares over the 5-day period immediately prior to and including the Closing Date (the “Buyer Share Price” equaled $5.83 per share).
      We believe that our existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet our working capital and capital expenditure requirements and expected cash outlay for our previously recorded restructuring activities for at least the next 12 months.
New Accounting Pronouncements

New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS 123 and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”). SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. SFAS 123R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The Company is required to implement SFAS 123(R) for fiscal 2006. Accordingly, we adopted SFAS 123R as of January 1, 2006. We expect to use the modified-prospective transition method and will not restate prior periods for the adoption of SFAS 123R. Although we are currently evaluating the provisions of SFAS 123R and its implications on our employee benefit plans, we believe that the adoption of this standard, based on the terms of the options outstanding at December 31, 2005, will have a material effect on our net income in fiscal year 2006.
      In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” This is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” which applies to all entities and addresses the legal obligations with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The SFAS requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. FIN 47 further clarifies what the term “conditional asset retirement obligation” means with respect to recording the asset retirement obligation discussed in SFAS No. 143. The provisions of FIN 47 are effective no later than December 31, 2005. The adoption of FIN 47 did not have a material impact on its Consolidated Financial Statements.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires restatement of prior period financial statements, unless impracticable, for changes in accounting principle. The retroactive application of a change in accounting principle should be limited to the direct effect of the change. Changes in depreciation, amortization or depletion methods should be accounted for as a change in accounting estimate. Corrections of accounting errors will be accounted for under the guidance contained in APB Opinion No. 20. The effective date of this new pronouncement is for fiscal years beginning after December 15, 2005 and prospective application is required. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments. At December 31, 2005, our exposure to market risk relates primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of fixed income securities. We invest only with high credit quality issuers and we do not currently use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material adverse impact on the fair value of our investment portfolio.
      The net consideration in connection with our BIS acquisition in June 2005 included the issuance of 409,357 shares of common stock, of which 313,943 of theses shares carry an embedded put and call option feature. The put feature could require us to purchase up to 313,943 of the issued shares for an aggregate price of approximately $671 thousand as of December 31, 2005. As the potential redemption is outside of our control, the potential future cash obligation associated with the put option has been classified outside of permanent equity in the accompanying consolidated balance sheets. The put option expires on June 1, 2008. As of December 31, 2005, 313,943 shares are subject to the put option feature.
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
      For a discussion of the risks we face as a result of foreign currency fluctuations, please see “Risk Factors” in Part I, Item 1A — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8.	Financial Statements and Supplementary Data
SAPIENT CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Sapient Corporation:
      We have completed integrated audits of Sapient Corporation’s December 31, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sapient Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 16, 2006

SAPIENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$69,948	$66,779
Marketable investments	86,288	38,172
Restricted cash	319	3,168
Accounts receivable, less allowance for doubtful accounts of $889 and $1,896 at December 31, 2005 and 2004, respectively	60,062	51,278
Unbilled revenues on contracts	16,849	16,875
Deferred tax assets	112	—
Prepaid expenses	7,263	5,922
Other current assets	3,108	3,130

Total current assets	243,949	185,324
Marketable investments	—	64,006
Restricted cash	1,217	3,454
Property and equipment, net	20,561	14,612
Purchased intangible assets, net	2,940	643
Goodwill	11,770	—
Deferred tax assets	5,030	815
Other assets	716	749

Total assets	$286,183	$269,603

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,396	$6,125
Accrued expenses	17,010	18,832
Accrued restructuring costs, current portion	6,565	10,560
Accrued compensation	24,403	17,722
Income taxes payable	4,093	4,116
Deferred tax liabilities	161	—
Deferred revenues on contracts	5,537	9,285

Total current liabilities	63,165	66,640
Accrued restructuring costs, net of current portion	15,010	15,003
Deferred revenues on contracts	1,154	—
Deferred tax liabilities	188	—
Other long term liabilities	3,360	2,027

Total liabilities	82,877	83,670
Commitments and contingencies (Note 13)
Redeemable common stock par value $0.01 per share, 313,943 issued and outstanding at December 31, 2005.	671	—
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none outstanding at December 31, 2005 and 2004	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 130,482,574 shares issued at December 31, 2005 and 2004	1,304	1,304
Additional paid-in capital	494,556	477,669
Treasury stock, at cost, 6,956,140 and 6,221,679 shares at December 31, 2005 and 2004, respectively	(18,601)	(7,251)
Deferred compensation	(11,489)	—
Accumulated other comprehensive income	1,046	4,090
Accumulated deficit	(264,181)	(289,879)

Total stockholders’ equity	202,635	185,933

Total liabilities, redeemable common stock and stockholders’ equity	$286,183	$269,603

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Revenues:
Service revenues	$319,496	$253,936	$184,795
Reimbursable expenses	13,542	12,100	9,574

Total gross revenues	333,038	266,036	194,369

Operating expenses:
Project personnel costs, before reimbursable expenses	190,084	143,202	112,925
Reimbursable expenses	13,542	12,100	9,574

Total project personnel costs	203,626	155,302	122,499

Selling and marketing costs	14,029	15,208	18,560
General and administrative costs	86,323	71,371	57,595
Restructuring and other related charges	7,218	1,108	2,135
Amortization of purchased intangible assets	1,104	515	1,772

Total operating expenses	312,300	243,504	202,561

Income (loss) from operations	20,738	22,532	(8,192)
Other income, net	108	65	2,729
Interest income	4,240	2,655	1,902

Income (loss) before income taxes	25,086	25,252	(3,561)
Provision for (benefit from) income taxes:
Provision for income taxes	3,677	3,068	1,337
Benefit from release of valuation allowance	(4,289)	(635)	—

Provision for (benefit from) income taxes	(612)	2,433	1,377

Net income (loss)	$25,698	$22,819	$(4,898)

Basic net income (loss) per share	$0.21	$0.19	$(0.04)

Diluted net income (loss) per share	$0.20	$0.18	$(0.04)

Weighted average common shares	124,725	123,040	121,188
Weighted average dilutive common share equivalents	4,573	5,418	—

Weighted average common shares and dilutive common share equivalents	129,298	128,458	121,188

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

								Accumulated
	Common Stock		Additional	Treasury Stock			Comprehensive	Other		Total
			Paid-In			Deferred	Income	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Compensation	(Loss)	Income	Deficit	Equity

	(In thousands)
Balance at December 31, 2002	127,649	$1,276	$469,648	(5,867)	$(5,688)	$(2,143)		$511	$(307,800)	$155,804

Shares issued under stock option and purchase plans	2,174	22	2,086	—	—	—	—	—	—	2,108
Shares issued to non-employees	3	—	8	—	—	—	—	—	—	8
Restricted shares issued to employees	72	1	100	—	—	—	—	—	—	101
Repurchases of common stock	—	—	—	(1,951)	(3,430)	—	—	—	—	(3,430)
Amortization of deferred compensation	—	—	—	—	—	995	—	—	—	995
Gain recognized on change in interest — HWT	—	—	365	—	—	—	—	—	—	365
Reversal of deferred compensation	—	—	(554)	—	—	554	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(4,898)	—	(4,898)	(4,898)
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	—	—	—	1,564	1,564	—	1,564
Net unrealized loss on investments	—	—	—	—	—	—	(205)	(205)	—	(205)

Comprehensive loss							$(3,539)

Balance at December 31, 2003	129,898	$1,299	$471,653	(7,818)	$(9,118)	$(594)		$1,870	$(312,698)	$152,412

Shares issued under stock option and purchase plans	584	5	5,961	1,531	1,792	—	—	—	—	7,758
Shares issued to non-employees	—	—	17	3	3	—	—	—	—	20
Restricted shares issued to employees	—	—	4	62	72	—	—	—	—	76
Amortization of deferred compensation	—	—	34	—	—	594	—	—	—	628
Comprehensive income:
Net income	—	—	—	—	—	—	22,819	—	22,819	22,819
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	—	—	—	2,973	2,973	—	2,973
Net unrealized loss on investments	—	—	—	—	—	—	(753)	(753)	—	(753)

Comprehensive income							$25,039

Balance at December 31, 2004	130,482	$1,304	$477,669	(6,222)	$(7,251)	$—		$4,090	$(289,879)	$185,933

								Accumulated
	Common Stock		Additional	Treasury Stock			Comprehensive	Other		Total
			Paid-In			Deferred	Income	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Compensation	(Loss)	Income	Deficit	Equity

	(In thousands)
Shares issued under stock option and purchase plans	—	—	4,107	1,813	3,064	—	—	—	—	7,171
Issuance of restricted stock units, net	—	—	10,994	—	2,546	(13,540)	—	—	—	—
Vesting of restricted stock, net	—	—	(301)	54	20	281	—	—	—	—
Repurchase of common stock	—	—	—	(3,010)	(17,594)	—	—	—	—	(17,594)
Amortization of deferred compensation	—	—	—	—	—	1,770	—	—	—	1,770
Tax benefits from employee stock purchase plans	—	—	62	—	—	—	—	—	—	62
Issuance of common stock and redeemable common stock in connection with acquisition	—	—	2,025	409	614	—	—	—	—	2,639
Comprehensive income:
Net income	—	—	—	—	—	—	25,698	—	25,698	25,698
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	—	—	—	(3,269)	(3,269)	—	(3,269)
Net unrealized gain on investments	—	—	—	—	—	—	225	225	—	225

Comprehensive income							$22,654

Balance at December 31, 2005	130,482	$1,304	$494,556	(6,956)	$(18,601)	$(11,489)		$1,046	$(264,181)	$202,635

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net Income (loss)	$25,698	$22,819	$(4,898)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss recognized on write-down of investments	—	—	45
Realized gains on investments	—	(4)	(2,773)
Loss recognized on disposition of fixed assets	235	376	—
Depreciation and amortization	6,398	5,973	9,145
Amortization of purchased intangible assets	1,104	515	1,772
Deferred income taxes	236	(138)	—
Income tax benefit from release of valuation allowance	(4,289)	(635)
(Recovery of) provision for allowance for doubtful accounts	(733)	654	624
Tax benefits from employee stock option plans	62	—	—
Stock-based compensation	1,770	779	1,089
Non-cash restructuring costs	476	—	—
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	4,844	5,199	(863)
Accounts receivable	(8,640)	(20,118)	(1,568)
Unbilled revenues on contracts	(823)	(1,703)	(4,029)
Prepaid expenses	(1,521)	(1,689)	393
Other current assets	(104)	(1,469)	705
Other assets	34	(173)	1,463
Accounts payable	(724)	2,042	(123)
Accrued expenses	(754)	3,350	2,859
Accrued restructuring costs	(2,569)	(12,976)	(30,394)
Accrued compensation	7,438	8,547	1,580
Income taxes payable	130	2,668	1,448
Deferred revenues on contracts	(2,118)	4,863	(2,043)
Other long term liabilities	1,074	1,378	(1,100)

Net cash provided by (used in) operating activities	27,224	20,258	(26,668)

Cash flows from investing activities:
Purchases of property and equipment and costs for internally developed software	(14,473)	(9,782)	(1,632)
Cash paid for acquisition, net of cash received	(13,334)	—	—
Investments in and advances to affiliates	—	—	(1,679)
Proceeds from sale of investments	—	—	8,564
Sales and maturities of marketable investments	63,559	121,566	148,151
Purchases of marketable investments	(47,435)	(142,040)	(151,206)

Net cash (used in) provided by investing activities	(11,683)	(30,256)	2,198

Cash flows from financing activities:
Proceeds from stock option and purchase plans	7,171	7,708	2,108
Proceeds from sale of common stock of consolidated subsidiary	—	—	500
Repurchases of common stock	(17,594)	—	(3,430)

Net cash (used in) provided by financing activities	(10,423)	7,708	(822)

Effect of exchange rate changes on cash	(1,949)	1,477	1,655
Increase (decrease) in cash and cash equivalents	3,169	(813)	(23,637)
Cash and cash equivalents, beginning of year	66,779	67,592	91,229

Cash and cash equivalents, end of year	$69,948	$66,779	$67,592

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business
      Sapient, a business innovator, provides business, marketing consulting and technology consulting services. Founded in 1991, Sapient is headquartered in Cambridge, Massachusetts, and operates throughout North America, Europe and India.

(2)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation and Basis of Presentation
      The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned, controlled subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
      Beginning with the first quarter of 2005, we combined two of our United States business units and reorganized certain groups within the business units. Specifically, we combined our Financial Services business unit and our Automotive, Consumer and Energy business units into one business unit, which is now named Financial Services, Automotive, Consumer and Energy. In addition, within the Public Services business unit, we separated the Government, Education and Health Care groups: the Education and Health Care groups were combined with the Technology and Communications business unit, and Government became a standalone business unit. These changes reduced the number of United States business units to three: (i) Financial Services, Automotive, Consumer and Energy, (ii) Technology, Education, Communications and Health Care and (iii) Government. We reported four business units in the United States prior to the first quarter of 2005. In addition, we have three international business units: United Kingdom, Germany and Canada. We have reported our results by operating segments accordingly, and quarterly and annual results for operating segments for 2004 and 2003 have been reclassified to reflect these changes.
      On June 1, 2005, the Company acquired Business Information Solutions, LLC, (“BIS”). The acquisition of BIS was accounted for under the purchase method of accounting and, accordingly, the results of operations from the acquired businesses have been included in the Company’s financial statements as of the acquisition date.
      Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation. Project personnel costs, before reimbursable expenses, selling and marketing costs and general and administrative costs for 2004 and 2003, are inclusive of the stock-based compensation expense consistent with cash compensation paid to such employees.

(b)	Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates relied upon in preparing these financial statements include estimated costs to complete long term contracts, allowances for doubtful accounts, estimated fair value of investments, including whether any decline in such fair value is other-than-temporary, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets and reporting units used to record impairment charges related to intangible assets and goodwill, restructuring and other related charges, contingent liabilities and recoverability of the Company’s net deferred tax assets and related valuation allowances. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

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
      Cash flows of non-U.S. subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars using weighted average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the consolidated statements of cash flows during the period.
      Gains (losses) from foreign currency transactions of approximately ($1.3) million, ($54) thousand and $1.1 million are included in general and administrative costs in the statement of operations for 2005, 2004 and 2003, respectively.

(d)	Cash and Cash Equivalents
      The Company considers highly liquid investments with maturities of three months or less, from the date of purchase, cash equivalents.

(e)	Marketable Investments
      The Company classifies its marketable investments as available-for-sale, and carries them at fair market value. The difference between amortized cost and fair market value, net of tax effect, is recorded as a separate component of stockholders’ equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Accretion and amortization of discounts and premiums for all securities are included in interest income. Realized gains and losses from sales of available-for-sale securities were not material for any period presented. The Company considers available evidence, including the duration and extent to which declines in fair value compares to cost in determining whether the unrealized loss is “other than temporary.” If the decline is considered other than temporary, the unrealized loss is removed from other comprehensive income (loss) and recorded as other expense in the statement of operations. For 2005, 2004 and 2003, the Company recorded $0, $0 and $45 thousand respectively, in charges to write down certain investments because the decline in the value of these investments was considered to be other than temporary.

(f)	Financial Instruments and Concentration of Credit Risk
      Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable investments and accounts receivable.
      The Company periodically performs credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses and such losses have been within management’s expectations. As of December 31, 2005, one customer, Sprint (formerly Nextel, prior to merger of Nextel and Sprint in August, 2005) accounted for greater than 10% of service revenues. No customer accounted for greater than 10 percent of service revenues in 2004 or 2003. In

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
addition, no customer’s accounts receivable balance exceeded 10 percent of total accounts receivable as of December 31, 2005 or 2004.
      The fair market values of cash and cash equivalents, restricted cash, marketable investments, accounts receivable, accounts payable, accrued expenses and income taxes payable at both December 31, 2005 and 2004 approximate their carrying amounts.

(g)	Property and Equipment
      Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which primarily range from three to five years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the lease term. When an item is sold or retired, the cost and related accumulated depreciation is relieved, and the resulting gain or loss, if any, is recognized in the consolidated statement of operations.

(h)	Costs Incurred to Develop Computer Software for Internal Use
      The Company accounts for costs incurred to develop computer software for internal use in accordance with Statement of Position (SOP) 98-1,“Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. As required by SOP 98-1, the Company capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are typically amortized over the estimated life of the software, up to three years. The capitalization and ongoing assessment of recoverability of development cost requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. Capitalized software is included in property and equipment.
      For 2005, the Company capitalized computer software costs of $2.8 million primarily related to internal financial systems and human resource management related systems and upgrades, of which $1.4 million relates to costs associated with software developed for internal use as the computer software was placed into service during 2005. The remaining $1.4 million relates to costs associated with the development of software for internal use expected to be placed into service during 2006. For 2004, the Company capitalized computer software costs of $247 thousand associated with an internal financial system upgrade. The capitalized costs placed in service during 2005 will be amortized over three years. Amortization expense totaled $0.2 million during 2005. Amortization had not begun as of December 31, 2004 as the computer software had not been placed in service. No costs to develop computer software for internal use were incurred or capitalized during 2003.

(i)	Goodwill and Purchased Intangible Assets
      Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. Following the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but instead assessed for impairment on at least an annual basis or whenever events or changes in circumstances indicate that the carrying value of

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the asset may not be recoverable. Factors we consider important which could trigger an impairment review include:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

•	identification of other impaired assets within a reporting unit;

•	disposition of a significant portion of an operating segment;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a decline in our market capitalization relative to net book value.
      The Company’s reporting units are consistent with the reportable segments identified in Note 19, “Segment Information.” Assets and liabilities, including goodwill were allocated to reporting units based on factors such as specific identification and percentage of revenue. The fair value of the reporting units were estimated considering a discounted future cash flows approach. To conduct a goodwill impairment test, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. Management estimates the fair value of its reporting units using discounted cash flow valuation models.
      Other identifiable intangible assets include purchased intangible assets with finite lives, which primarily consist of market assets and customer lists, customer contracts and developed technology and purchased license agreements. Finite-lived purchased intangible assets are amortized using the straight-line method over their expected period of benefit, which generally ranges from three to five years.

(j)	Valuation of Long-lived Assets
      Long-lived assets primarily include property and equipment and intangible assets with finite lives (purchased software, capitalized software, and purchased intangible assets). Long-lived assets are reviewed for impairment on a regular basis for the existence of facts and circumstances that may suggest that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated undiscounted future cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

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

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(l)	Revenue Recognition and Allowance for Doubtful Accounts
      We recognize revenue from the provision of professional services under written service contracts with our clients when persuasive evidence of an arrangement exists, services have been provided to the customer, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where the customer, at its discretion, has the right to reject the services prior to final acceptance, revenue is deferred until such acceptance occurs.
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
      Our project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, which may result in revisions to the amount of recognized revenue for a contract. Certain contracts provide for revenue to be generated based upon the achievement of certain performance standards revenue related to the achievement of performance standards accounted for approximately $400 thousand, $3.4 million and $956 thousand of service revenues in 2005, 2004 and 2003, respectively. Revenue related to such performance standards is not recorded until the related criteria has been met.
      Revenue for contracts with multiple elements are allocated based on the fair value of the elements in accordance with Emerging Issues Task Force Issue 00-21 (EITF 00-21), “Accounting for Revenue Arrangements with Multiple Deliverables.” For these arrangements, we evaluate all deliverables in the contract to determine whether they represent separate units of accounting. Fair value, if available, is determined based on the amount charged when we, or a competitor, sell such deliverables on a standalone basis. Revenues are recognized in accordance with our accounting policies for the separate elements when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in our control. This evaluation is performed at the inception of the arrangement and as each item in the arrangement is delivered. The evaluation involves significant judgments regarding the nature of the services and deliverables being provided, whether these services and deliverables can reasonably be divided into the separate units of accounting and the fair value of the separate elements.
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

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

(m)	Stock-Based Compensation
      At December 31, 2005, the Company has eight stock-based compensation plans, which are described more fully in Note 14. Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” requires that companies either recognize compensation expense for grants of employee stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. The Company accounts for stock-based compensation awards for fixed grants issued to employees by applying the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” whereby the difference between the quoted market price as of the date of grant and the contractual purchase price of the award is charged to operations over the vesting period. The Company generally recognizes no compensation expense with respect to option awards issued to employees, as all options granted under the Company’s stock-based compensation plan have exercise prices equal to the market value of the Company’s common stock on the date of grant. With respect to restricted stock and other awards granted, compensation expense is measured based on the fair value of such awards as of the grant date and charged to expense using the straight-line method over the period of restriction or vesting period. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been increased to the pro forma amounts indicated below:

	2005	2004	2003

	(In thousands except per share data)
Net income (loss) as reported	$25,698	$22,819	$(4,898)
Add back: Stock-based compensation, included in net income (loss), as reported, net of related tax effects	1,708	759	1,081
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(12,291)	(21,433)	(26,311)

Pro forma net income (loss)	$15,115	$2,145	$(30,128)

Basic net income (loss) per share:
As reported	$0.21	$0.19	$(0.04)
Pro forma	$0.12	$0.02	$(0.25)
Diluted net income (loss) per share:
As reported	$0.20	$0.18	$(0.04)
Pro forma	$0.12	$0.02	$(0.25)
      Project personnel costs (before reimbursable expenses), selling and marketing costs and general and administrative costs appearing in the consolidated statements of income are shown inclusive of the following

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock-based compensation amounts relating primarily to the restricted stock units granted during 2005 (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Project personnel costs, before reimbursable expenses	$1,129	$670	$950
Selling and marketing costs	41	0	59
General and administrative costs	600	89	72

Stock-based compensation	$1,770	$759	$1,081

      In the above tables, stock-based compensation expenses related to project personnel costs, before reimbursable expenses for 2004 and 2003 excludes $20 thousand and $8 thousand, respectively, of stock-based compensation expense associated with unrestricted common stock issued to a non-employee.

(n)	Advertising Costs
      The Company charges the costs of advertising to expense as incurred, and includes these costs in selling and marketing costs in the consolidated statements of operations. The amounts of advertising costs recorded by the Company were immaterial for all periods presented.

(o)	Income Taxes
      The Company records income taxes under the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences, operating losses, or tax credit carry forwards are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We reinvest unremitted earnings of certain foreign operations indefinitely and, accordantly, we do not provide for income taxes that could result from the remittance of such earnings.

(p)	Income (Loss) Per Share
      Under Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, the Company presents basic net income (loss) per share and diluted net income (loss) per share. Basic income (loss) per share is based on the weighted average number of shares outstanding during the period, less unvested restricted stock which is considered contingently issuable. Diluted income (loss) per share reflects the per share effect of dilutive common stock equivalents.

(q)	Comprehensive Income (Loss)
      Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) establishes standards for reporting comprehensive income (loss) and its components in the body

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the financial statements. Comprehensive income (loss) includes net income (loss) as currently reported under generally accepted accounting principles and also considers the effect of other changes to stockholders’ equity unrelated to stock activity that are not required to be recorded in determining net income (loss) but are rather reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on investments which are considered temporary as components of comprehensive income (loss). During 2005, the Company reported changes to stockholders’ equity related to foreign currency translation gains of approximately $3.3 million and changes to stockholders’ equity related to unrealized gains on investments of $225 thousand. During 2004, the Company reported changes to stockholders’ equity related to foreign currency translation losses of approximately $2.9 million and changes to stockholders’ equity related to unrealized gains on investments of $753 thousand.

(r)	New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS 123 and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”). SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. SFAS 123R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The Company is required to implement SFAS 123(R) for fiscal 2006. Accordingly, we adopted SFAS 123R as of January 1, 2006. We expect to use the modified-prospective transition method and will not restate prior periods for the adoption of SFAS 123R. Although we are currently evaluating the provisions of SFAS 123R and its implications on our employee benefit plans, we believe that the adoption of this standard, based on the terms of the options outstanding at December 31, 2005, will have a material effect on our net income in fiscal year 2006.
      In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” This is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” which applies to all entities and addresses the legal obligations with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The SFAS requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. FIN 47 further clarifies what the term “conditional asset retirement obligation” means with respect to recording the asset retirement obligation discussed in SFAS No. 143. The provisions of FIN 47 are effective no later than December 31, 2005. The adoption of FIN 47 did not have a material impact on its Consolidated Financial Statements.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires restatement of prior period financial statements, unless impracticable, for changes in accounting principle. The retroactive application of a change in accounting principle should be limited to the direct effect of the change. Changes in depreciation, amortization or depletion methods should be accounted for as a change in accounting estimate. Corrections of accounting errors will be accounted for under the guidance contained in APB Opinion No. 20. The effective date of this new pronouncement is for fiscal years beginning after December 15, 2005 and prospective application is required. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial statements.

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Acquisitions

Business Information Solutions, LLC
      On June 1, 2005, the Company purchased Business Information Solutions, LLC (“BIS”), a privately-held provider of SAP-related professional services, specializing in business intelligence solutions, by acquiring approximately $2.1 million of the net tangible assets of BIS for total current consideration of approximately $17.2 million. BIS’ results of operations have been included in the consolidated financial statements since the date of acquisition (June 1, 2005). The acquisition added forty-eight BIS people, all of whom became part of the Company. As a result of the acquisition, the Company is expected to (1) expand its services in business intelligence and in newer modules of SAP, specifically business warehouse, Strategic Enterprise Management, data analytics and energy specific solutions, and (2) offer a much broader variety of value-added ERP integration, upgrade, and maintenance services related to the globally dominant SAP products and its Netweaver platform.
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
      The put and call option features, using the Black-Scholes Option Pricing Model, have been valued at approximately $33 thousand and ($223) thousand, respectively. The $3.5 million of common stock was reduced by $190 thousand, the net value of the put and call options, resulting in net $3.3 million of common stock consideration issued in connection with the acquisition. The Company issued common stock shares using treasury stock shares, which carried an average cost of $1.50 per share.
      The put feature could require the Company to purchase up to 313,943 of the issued shares for an aggregate price of approximately $671 thousand as of December 31, 2005. As the potential redemption is outside the control of the Company, the potential future cash obligation associated with the put option has been classified outside of permanent equity in the accompanying consolidated balance sheets. The put option expires on June 1, 2008. As of December 31, 2005, 313,943 shares are subject to the put option feature.

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The additional cash consideration of $0.6 million, having a net present value of approximately $0.5 million, will be paid annually in equal installments over a three-year period within ten days of the first, second and third anniversary dates of the Closing Date. The Company can elect to pay the additional consideration in cash or shares of common stock. Approximately $175 thousand of this obligation is classified as current and is included in accrued expenses in the accompanying consolidated balance sheet. The non-current portion of approximately $324 thousand is classified as other long-term liabilities in the accompanying consolidated balance sheet.
      The Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the Company does not accrue contingent consideration obligations prior to the attainment of the objectives. At December 31, 2005, the maximum potential future consideration pursuant to such arrangements, to be resolved over the following three years, is approximately $3.9 million. The Company, at its sole discretion, can elect to pay the additional consideration in cash or by issuing common stock shares. Any such payments will result in increases in goodwill at time of payment.
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
      Of the $11.8 million of recorded goodwill, $11.7 million was allocated to the Financial Services/Automotive/Consumer/Energy reportable segment and $50 thousand was allocated to the Canada reportable segment. The acquisition has been treated as a taxable transaction, therefore the intangible assets, including goodwill, are deductible for tax purposes.

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reflects unaudited pro forma results of operations of the Company assuming that the BIS acquisition had occurred on January 1, 2004:

	Year Ended

	December 31,	December 31,
	2005	2004

	(Proforma, unaudited, in
	thousands, except per share
	amounts)
Service revenues	$329,416	$272,577

Net income	$26,611	$24,069

Basic net income per share	$0.22	$0.20

Diluted net income per share	$0.21	$0.19

(4)	Supplemental Cash Flow Information
      Net total income taxes paid (received) in 2005, 2004 and 2003 were approximately $3.2 million, $752 thousand and $(200) thousand, respectively.
      Non-cash transactions in 2005 related primarily to the acquisition of BIS in June 2005 when we issued 409,357 shares of common stock based on the average market price of the Company’s common shares over the 5-day period beginning two days prior to the acquisition Closing Date and ending two days after the acquisition Closing Date (the “Buyer Share Price” equaled $8.55 per share) with an approximate value of $3.3 million. There were no non-cash transactions in 2004 and 2003.

(5)	Marketable Investments
      At December 31, 2005 and 2004, all of the Company’s marketable investments were classified as available-for-sale. Marketable investments are carried on the balance sheet at their fair market value.
      The following tables summarize the Company’s marketable investments:

	December 31, 2005

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. government notes and bonds	$30,095	$—	$(231)	$29,864
Corporate debt securities	54,460	3	(261)	54,202
Municipal bonds	725	—	—	725
Certificates of deposit	1,500	—	(3)	1,497

Total	$86,780	$3	$(495)	$86,288

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
U.S government notes and bonds	$41,456	$—	$(321)	$41,135
Corporate debt securities	55,503	—	(378)	55,125
Certificates of deposit	5,937	—	(19)	5,918

Total	$102,896	$—	$(718)	$102,178

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005.

	December 31, 2005

			12 Months or
	Less Than 12 Months		Greater

	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

	(In thousands)
U.S government notes and bonds	$29,864	$(231)	$—	$—
Corporate debt securities	48,199	(261)	—	—
Municipal bonds	—	—	—	—
Certificates of deposit	1,497	(3)	—	—

Total	$79,560	$(495)	$—	$—

      Contractual maturities of marketable investments at December 31, 2005 (in thousands):

	Amortized	Market
	Cost	Value

Less than one year	$86,780	$86,288
Due in 1-2 years	—	—
Due in 2-5 years	—	—
Due after 5 years	—	—

Marketable investments	$86,780	$86,288

      Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Gross realized gains and losses on the sale of securities are calculated using the specific identification method, and were not material to the Company’s consolidated results of operations for 2005, 2004 and 2003.

(6)	Restricted Cash
      The Company has deposited approximately $1.5 million and $6.6 million with various banks as collateral for letters of credit and performance bonds and has classified this cash as restricted on the accompanying consolidated balance sheet at December 31, 2005 and December 31, 2004, respectively, and is reflected in current or non-current assets based on the expiration of the requirement with the various banks.

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Property and Equipment
      The cost and accumulated depreciation of property and equipment at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004	Estimated Useful Life

Leasehold improvements	$10,200	$12,404	Lesser of lease term or 5 years
Furniture and fixtures	3,591	3,429	5 years
Office equipment	2,448	4,032	5 years
Computer software	7,010	3,155	3 years
Computer hardware	10,920	8,863	3 years

Property and equipment, gross	34,169	31,883

Less accumulated depreciation	(13,608)	(17,271)

Property and equipment, net	$20,561	$14,612

      Depreciation expense was approximately $6.4 million, $6.0 million and $9.1 million in 2005, 2004 and 2003, respectively. During 2005, the Company wrote-off $10.7 million of fully depreciated property and equipment and disposed of approximately $0.5 million of property and equipment which was no longer in use.

(8)	Goodwill
      The following tables present the changes in goodwill allocated to our reportable segments during 2005 and 2004 (in thousands):

	Financial Services/
	Automotive/
	Consumer/Energy	Canada	Total

Balance, December 31, 2004	$—	$—	$—

Additions	11,720	50	11,770

Balance, December 31, 2005	$11,720	$50	$11,770

(9)	Purchased Intangible Assets
      The following is a summary of intangible assets as of December 31, 2005 and 2004 (in thousands):

	December 31, 2005

	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value

Amortizable purchased intangible assets
Marketing assets and customer lists	$2,318	$(283)	$2,035
SAP license agreement (Note 3)	1,100	(321)	779
Customer contracts	648	(528)	120
Developed technology	1,454	(1,448)	6

Total purchased intangible assets	$5,520	$(2,580)	$2,940

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004

	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value

Amortizable purchased intangible assets
Marketing assets and customer lists	$17	$(1)	$16
Customer contracts	648	(49)	599
Developed technology	1,454	(1,426)	28

Total purchased intangible assets	$2,119	$(1,476)	$643

      Amortization expense related to the purchased intangible assets was $1.1 million, $515,000 and $1.8 million for 2005, 2004 and 2003, respectively.
      The estimated future amortization expense of purchased intangible assets as of December 31, 2005, is as follows (in thousands):

Total

2006	$1,042
2007	717
2008	529
2009	460
2010	192

Total	$2,940

(10)	Investments and Minority Interest
      During the fourth quarter of 2002, the Company discontinued its Sapient KK operations in Japan. On November 14, 2002, as part of the dissolution of Sapient KK, the Company and Dream Incubator, Inc. (“DI”) agreed to unwind the cross ownership position between DI and Sapient KK in exchange for DI lifting certain trade restrictions on its common stock owned by the Company. In addition, the Company’s designee on DI’s Board of Directors resigned his position as a Director of DI in November 2002. From November 2002, the Company used the cost method of accounting, since the Company no longer had the ability to significantly influence DI. During 2003, the Company sold all of its remaining interest in DI for net cash proceeds of $8.6 million, realizing gains of approximately $2.8 million, which were included in other income in the accompanying statements of operations.
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

(11)	Restructuring and Other Related Charges
      During 2005, the Company recorded restructuring and other related charges of approximately $7.2 million, of which $300 thousand relates to our 2005 restructure event and $6.9 million relates to our 2001, 2002 and 2003 restructure events. Included in the $6.9 million restructuring and other related charges is a charge of

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$930 thousand recorded in the fourth quarter of 2005 related to the correction of restructuring charges for rent obligations in prior periods and approximately $350 thousand recorded in the fourth quarter of 2005 related to the write-off of leasehold improvements from our facilities vacated in prior periods. The prior period impact includes: approximately $119 thousand related to each of the first three quarters of 2005, approximately $570 thousand related to 2004, approximately $10 thousand related to 2003 and approximately $340 thousand related to 2002 and prior. Management has concluded that the impact of these adjustments on the current and prior periods is immaterial.

2005 — Restructure Event
      The Company initiated a restructuring plan during the fourth quarter of 2005 as part of its initiative to reengineer general and administrative (“G&A”) activities in an effort to streamline such functions. As the Company reengineers its G&A functions, in addition to streamlining G&A processes, the Company will transfer a number of support activities to India. The activities that are being moved principally relate to finance, human resources, and internal IT functions. As a result, some jobs in the United States, United Kingdom, Germany and Canada will be eliminated. As of December 31, 2005, this initiative has resulted in the planned reduction of approximately sixty employees and the Company recorded $0.3 million to restructuring and other related charges in its consolidated statement of operations, related to severance and termination benefits in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits”. The charge was not recorded to a segment but included in “Reconciling items” in our Results by Operating Segment. As of December 31, 2005, no amounts related to this liability have been paid. The severance accrual is recorded in our consolidated balance sheet in “accrued restructuring costs, current portion”. Additional costs of the restructuring related to the initiative announced during 2005 are expected to be approximately $0.7 million associated with additional costs incurred in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, primarily stay-bonuses, which will be amortized over the period in which they were earned. The Company estimates the completion and payment of this initiative at the end of fiscal year 2006.

2001, 2002 and 2003 — Restructure Events
      As a result of the decline in the demand for advanced technology consulting services that began in the second half of 2000, and the resulting decline in the Company’s service revenues in 2001 and 2002, the Company restructured its workforce and operations in 2001, 2002 and in the second quarter of 2003.
      The Company recorded restructuring and other related charges of approximately $178.6 million through December 31, 2005 in connection with the restructuring plans announced in 2001, 2002 and the second half of 2003. The restructuring charges primarily relates to the decreases in estimated sublease income in connection with the restructuring plans previously announced. The restructuring plans also resulted in ceasing operations and closing offices where we had excess office space. Estimated costs for the consolidation of facilities include contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sublease income.
      The Company recorded restructuring charges during 2005 of approximately $6.9 million, primarily due to a decrease in estimated sublease income associated with our restructured Santa Monica, California and Jersey City, New Jersey locations. The Company received proposals during the fourth and second quarters of 2005 from potential subtenants at price ranges below originally established rates, which resulted in management reevaluating its originally established sublease assumptions. Interest from potential subtenants during the second and fourth quarters of 2005, and discussions with our professional real estate broker during 2005 required management to reevaluate the property’s rentable market value. The adjustment in estimated proposed sublease income reflects the sublease proposal rates we received during the fourth quarter of 2005.

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company has not finalized sublease agreements and are currently involved in negotiations to sublease the vacant space.
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
      In connection with the restructuring plans implemented in 2002, the Company recorded restructuring and other related charges of approximately $66.9 million during 2002. The 2002 restructuring plans resulted in the termination of 863 employees. The restructuring plans also included discontinuing operations in Japan, closing offices in Houston and Denver and consolidating office space in other cities where the Company had excess office space. In connection with the termination of certain former TLG (The Launch Group Aktiengesellschaft, which the Company acquired in 2001) employees, the Company accelerated the vesting of approximately 138,000 shares of restricted common stock as a part of their severance packages, resulting in a non-cash charge of approximately $903,000. Restructuring charges of $662,000 related to the Company’s Japan subsidiary was reported in the Company’s loss from discontinued operations for 2002. Estimated costs for the consolidation of facilities consist of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space, leasehold improvement write-downs, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 391,000 square feet.
      In connection with the restructuring plans announced in 2001, the Company recorded restructuring and other related charges of $100.6 million. The restructuring plans resulted in the termination of 1,251 employees. The restructuring plans also included closing the Sydney, Australia office and consolidating office space in other cities where the Company had multiple office locations. Included in the restructuring charge is approximately $561,000 related to the Company’s Japan subsidiary which is now included in its loss from discontinued operations for the year ended December 31, 2001. Estimated costs for the consolidation of facilities consist of contractual rental commitments for office space vacated and related costs, brokerage and related costs to sublet the office space, leasehold improvement write-downs, offset by estimated sub-lease income. The total reduction of office space resulting from these office closings and consolidations was approximately 639,000 square feet.
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

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the combined restructuring and other related charges for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Workforce	Facilities	Total

Balance, December 31, 2004	$11	$25,552	$25,563
Adjustment	(11)	—	(11)
Additional charges	300	6,918	7,218
Non-cash, utilized	—	(1,774)	(1,774)
Cash utilized	—	(9,421)	(9,421)

Balance, December 31, 2005	$300	$21,275	$21,575

Current accrued restructuring costs			$6,565

Non-current accrued restructuring costs			$15,010

	Workforce	Facilities	Total

Balance, December 31, 2003	$242	$40,545	$40,787
Additional charges	(182)	1,290	1,108
Non-cash, utilized	—	(2,344)	(2,344)
Cash utilized	(49)	(13,939)	(13,988)

Balance, December 31, 2004	$11	$25,552	$25,563

Current accrued restructuring costs			$10,560

Non-current accrued restructuring costs			$15,003

	Workforce	Facilities	Total

Balance, December 31, 2002	$5,133	$68,443	$73,576
Additional charges	1,572	563	2,135
Non-cash, utilized	(16)	(2,379)	(2,395)
Cash utilized	(6,447)	(26,082)	(32,529)

Balance, December 31, 2003	$242	$40,545	$40,787

      The remaining accrued restructuring costs are $21.6 million at December 31, 2005, of which the cash portion is $21.3 million. The net cash outlay over the next 12-month period is expected to be $7.1 million and the remainder will be paid through 2011.

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Income Taxes
      The provision (benefit) for income taxes consists of the following:

	2005	2004	2003

	(In thousands)
Federal, current	$28	$160	$—
State, current	331	63	500
Foreign, current	2,987	2,845	837

Subtotal, current income tax provision	3,346	3,068	1,337

Federal, deferred	160	—	—
State, deferred	28	—	—
Foreign, deferred	(4,146)	(635)	—

Subtotal, deferred income tax (benefit)	(3,958)	(635)	—

Income tax (benefit) provision	$(612)	$2,433	$1,337

      Income tax expense for 2005, 2004 and 2003 differed from the amounts computed by applying the U.S. statutory income tax rate to pre-tax income as a result of the following:

	2005	2004	2003

Statutory income tax rate	35.0%	35.0%	(35.0)%
Deferred Compensation	1.8	—	—
State income taxes, net of federal benefit	1.1	(4.4)	9.1
Net effect of prior years under accruals	4.1	—	—
Valuation allowance	(42.6)	(22.5)	63.3
Other, net	(1.8)	1.5	0.2

Effective income tax (benefit) rate	(2.4)%	9.6%	37.6%

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005 and 2004, deferred income tax assets and liabilities resulted from differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

	2005	2004

	(In thousands)
Deferred income tax assets (liabilities), current:
Deferred revenue	$935	$1,028
Allowance for doubtful accounts	306	465
Other reserves and accruals	2,842	4,316
Unbilled revenue	(4,367)	(3,864)
Restructuring charges	2,669	4,163

Gross deferred income tax assets. current	2,385	6,108
Valuation allowance	(2,434)	(6,108)

Net deferred income tax assets (liabilities), current	$(49)	$—

Deferred income tax assets (liabilities), non-current:
Property and equipment	$(805)	$976
Deferred Revenue	471	—
In-process research and development	—	2,638
Goodwill and other intangibles	6,866	4,995
Tax credits	5,068	4,922
Unused net operating losses	88,227	90,686
Restructuring charges	6,104	5,914
Other	243	(479)

Gross deferred income tax assets, non-current	106,174	109,652
Valuation allowance	(101,332)	(108,837)

Net deferred income tax assets, non-current	$4,842	$815

Net deferred income tax assets	$4,793	$815

      At December 31, 2005 and 2004, the net deferred tax assets and liabilities included in the consolidated balance sheet are as follows:

	2005	2004

	(In thousands)
Current deferred tax assets	$112	$—
Non-current deferred tax assets	5,030	815
Current deferred tax liabilities	(161)	—
Non-current deferred tax liabilities	(188)	—

Net deferred tax assets	$4,793	$815

      The Company has operating loss carry-forwards of approximately $201 million and $183 million for U.S. federal purposes, $233 million and $282 million related to state jurisdictions, and $11 million and $16 million related to foreign jurisdictions at December 31, 2005 and 2004, respectively. If not utilized, the

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
federal and state net operating loss carry-forwards will begin to expire at various times beginning in 2021 and 2007, respectively. The Company’s federal and Massachusetts research and development tax credit carry-forwards for income tax purposes are approximately $4.8 million at December 31, 2005 and 2004. If not utilized, the federal tax credit carry-forwards will begin to expire in 2017. In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2001, 2002 and 2003 and uncertainty as to the extent and timing of profitability in future periods, the Company had valuation allowances of approximately $103.8 million and $115.0 million at December 31, 2005 and 2004, respectively, relating primarily to the United States. Having assessed the realizability of the deferred tax assets in 2005, the Company believes that due to projected future taxable income and carryback provisions in certain jurisdictions, it is more likely than not that the Company will realize the net deferred tax assets in Germany in the foreseeable future. The Company continues to believe that deferred tax assets in Canada and the United Kingdom are more likely than not to be realized and, therefore, no valuation allowance has been recorded against these assets. The assessment of the valuation allowance requires significant judgment and can materially affect net income. If the realization of deferred tax assets in the future becomes more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made.
      The Company has a deferred tax asset pertaining to net operating loss carry-forwards resulting from the exercise of employee stock options of approximately $5.6 million and $4.6 million at December 31, 2005 and 2004, respectively. When recognized, the tax benefit of these loss carry-forwards will be accounted for as a credit to additional paid-in capital.
      The Company reinvests unremitted earnings of certain foreign operations indefinitely and, accordingly, does not provide for income taxes that could result from the remittance of such earnings. At December 31, 2005 and 2004, earnings of such operations that could result in incremental taxes, if remitted, amounted to $27.8 million and $15.9 million, respectively.

(13)	Commitments and Contingencies
      The Company maintains its executive offices in Cambridge, Massachusetts and operating offices in several locations throughout the United States and abroad. Future minimum rental commitments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2005, net of sublease income of $5.3 million under signed sublease agreements and $16.4 million estimated for expected future sublease arrangements, were as follows (in thousands):

Total

2006	$12,146
2007	9,480
2008	7,181
2009	5,374
2010	5,005
Thereafter	3,703

Total	$42,889

      Rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $8.9 million, $8.7 million and $7.2 million, respectively.
      The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expenditures can be reasonably estimated. The Company is subject to various legal claims totaling approximately $2.9 million and various administrative audits, each of which have arisen in the ordinary course of our business. The Company has an accrual at December 31, 2005 of approximately $1.0 million related to certain of these items. The Company intends to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has previously accrued.
      On June 1, 2005, in conjunction with the BIS acquisition (Note 3), the Company issued 313,943 shares of common stock which carry an embedded put option feature. As of December 31, 2005, the maximum amount that the Company would be required to pay in cash is approximately $0.7 million.
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
      The Company frequently warrants that the technology solutions it develops for its clients will operate in accordance with the project specifications without defects for a specified warranty period, subject to certain limitations that the Company believes are standard in the industry. In the event that defects are discovered during the warranty period, and none of the limitations apply, the Company is obligated to remedy the defects until the solution that the Company provided operates within the project specifications. The Company is not typically obligated by contract to provide its clients with any refunds of the fees they have paid, although a small number of its contracts provide for the payment of liquidated damages upon default. The Company has purchased insurance policies covering professional errors and omissions, property damage and general liability that reduce its monetary exposure for warranty-related claims and enable it to recover a portion of any future amounts paid. The Company typically provides in its contracts for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that such procedures will be effective for each project. The Company has never paid any material amounts with respect to the warranties for its solutions, although the Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties. Deferred revenues on contracts related to warranties is immaterial as of December 31, 2005 and 2004.

(14)	Stock Plans

(a)	1992 Stock Option Plan
      During 1992, the Company approved the 1992 Stock Plan (the “1992 Plan”) for its employees. The 1992 Plan provided for the Board of Directors to grant stock options, stock purchase authorizations and stock bonus awards up to an aggregate of 20,000,000 shares of non-voting common stock. Since consummation of the Company’s initial public offering of common stock in April 1996, no further grants or awards may be made pursuant to the 1992 Stock Plan. No options remain outstanding under the 1992 Plan.

(b)	1996 Equity Stock Incentive Plan
      The Company’s 1996 Equity Stock Incentive Plan (the “1996 Plan”) authorizes the Company to grant options to purchase common stock, and other certain other equity-related awards such as restricted common stock and restricted stock units, to employees and directors of, and consultants to, the Company. A total of 19,200,000 shares of common stock may be issued under the 1996 Plan. The 1996 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration dates of options granted. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the common stock. The exercise price of options qualifying as Incentive Stock Options may not be less than the fair market value of the common stock on the grant date. Stock options granted under the 1996 Plan are nontransferable, generally become exercisable over a four-year period and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee’s employment or other relationship with the Company).

(c)	1996 Employee Stock Purchase Plan
      The Company’s 1996 Employee Stock Purchase Plan (the “Purchase Plan”) authorized the issuance of up to 3,600,000 shares of common stock to participating employees through a series of semi-annual offerings. The maximum number of shares available in each offering was 200,000 shares (plus any unpurchased shares available from previous offerings) for the first six offerings, 240,000 shares (plus any unpurchased shares available from previous offerings) for the seventh through ninth offerings, 480,000 shares (plus any unpurchased shares available from previous offerings) for the tenth offering and 600,000 shares (plus any unpurchased shares available from previous offerings) for the eleventh and twelfth offerings. As of June 30, 2002, all twelve offerings have occurred, and the Purchase Plan expired. Under the Purchase Plan, the Company sold 1,198,002 and 856,849 shares of common stock in 2002 and 2001, respectively.

(d)	1996 Director Stock Option Plan
      The Company’s 1996 Director Stock Option Plan (the Director Plan) authorizes the issuance of 240,000 shares of common stock. Each non-employee director elected to the Board of Directors after the adoption of the Director Plan will, upon his or her election, automatically be granted an option to purchase 40,000 shares of common stock at an exercise price equal to the fair market value of the Company’s common stock on the grant date. Options granted pursuant to the Directors Plan vest in four equal annual installments commencing on the first anniversary of the date of grant and generally expire ten years after the

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
date of grant. As of December 31, 2005 and 2004, options to purchase 96,300 shares of common stock were outstanding under the Director Plan.

(e)	1998 Stock Incentive Plan
      The Company’s 1998 Stock Incentive Plan (the “1998 Plan”) authorizes the Company to grant options to purchase common stock, to make awards of restricted common stock, and to issue certain other equity-related awards to employees and directors of, and consultants to, the Company. The total number of shares of common stock which may be issued under the 1998 Plan is 18,000,000 shares. The 1998 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration date. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the common stock. The exercise price of options qualifying as Incentive Stock Options may not be less than the fair market value of the common stock on the grant date. Stock options granted under the 1998 Plan are nontransferable, generally become exercisable over a four-year period and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee’s employment or other relationship with the Company).

(f)	Human Code 1994 Stock Option/ Stock Issuance Plan
      Prior to the acquisition of Human Code, options to purchase approximately 2,864,000 shares of Human Code common stock were outstanding at exercise prices between $0.10 and $3.25 per share. As a result of the acquisition, the Company assumed these outstanding Human Code stock options and converted them into options to purchase approximately 471,000 shares of the Company’s common stock at exercise prices between $1.00 and $32.64 per share. The options vest ratably over periods up to four years. The Company recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options, all of which has been amortized as of December 31, 2004. Stock-based compensation expense relating to these options was approximately $16,000 and $105,000 for 2004 and 2003, respectively. Deferred compensation was fully amortized in the first quarter of 2004. In connection with the termination of certain Human Code employees to whom the deferred compensation related, $63,000 were reversed through additional paid-in-capital during 2003. No further grants may be made pursuant to the Human Code Plan. Previously outstanding options under the Human Code Plan remain outstanding, and are exercisable for shares of the Company’s common stock.

(g)	2001 Stock Option Plan
      The Company’s 2001 Stock Option Plan (the “2001 Plan”) authorizes the Company to grant options to purchase common stock to employees and directors of, and consultants to, the Company. The total number of shares of common stock which may be issued under the 2001 Plan is 12,000,000 shares. The 2001 Plan is administered by the Board of Directors, or a subcommittee thereof, which selects the persons to whom stock options are granted and determines the number of shares, the exercise prices, the vesting terms and the expiration date. Under the terms of the 2001 Plan, no stock options, including non-qualified options, may be granted at exercise prices which are below the grant date fair market value of the common stock. Stock options granted under the 2001 Plan are nontransferable, generally become exercisable over a four-year period and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee’s employment or other relationship with the Company).

(h)	2002 Employee Stock Purchase Plan
      The Company’s 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) authorizes the issuance of up to 2,700,000 shares of common stock to participating employees through a series of periodic

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
offerings. The precise length of each offering, and the maximum number of shares available for purchase in each offering, are established by the Company’s Board of Directors in advance of the applicable offering commencement date. The first offering under the 2002 Purchase Plan ran from July 1, 2002 until February 28, 2003, and the maximum number of shares available was 720,000 shares. The second, third and fourth offerings under the 2002 Purchase Plan ran for six months each, and the maximum number of shares available in each offering was 540,000 shares (plus any unpurchased shares from previous offerings). The fifth offering under the 2002 Purchase Plan ran for four months, and the maximum number of shares available in the offering was 360,000 shares (plus any unpurchased shares from previous offerings). The sixth offering ran from January 1, 2005 until May 31, 2005, and the maximum number of shares available was 685,237, which represent the unpurchased shares from previous offerings. No new shares were available for the sixth offering. An employee becomes eligible to participate in the Purchase Plan when he or she is regularly employed by the Company for at least 20 hours a week and for more than five months in a calendar year on the first day of the applicable offering. The price at which employees can purchase common stock in an offering is 85 percent of the closing price of the common stock on the Nasdaq National Market on the day the offering commences or on the day the offering terminates, whichever is lower.

(h)	2005 Employee Stock Purchase Plan
      The Company’s 2005 Employee Stock Purchase Plan (the “2005 Purchase Plan”) authorizes the issuance of up to 2,074,000 shares of common stock, plus 276,248 number of shares of common stock unpurchased under the Company’s 2002 Purchase Plan after the May 31, 2005 purchase, to participating employees through a series of periodic offerings. The precise length of each offering, and the maximum number of shares available for purchase in each offering, are established by the Company’s Board of Directors in advance of the applicable offering commencement date. No plan period may have a duration exceeding twelve months. The first offering under the 2005 Purchase Plan ran from June 1, 2005 until November 30, 2005, and the maximum number of shares available was 400,000 shares. The second offering began on December 1, 2005 and will through May 31, 2006, and the maximum number of shares available are 400,000, which represent the unpurchased shares from previous offerings. No new shares were available for the second offering. An employee becomes eligible to participate in the 2005 Purchase Plan when he or she is regularly employed by the Company or a designated subsidiary of the Company for at least 20 hours a week and for more than five months in a calendar year on the first day of the applicable offering, and an employee has not become ineligible to so participate. The price at which employees can purchase common stock in an offering is 85 percent of the closing price of the common stock on the Nasdaq National Market on the day the offering terminates.

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the status of the Company’s stock option plans for 2005, 2004 and 2003 is presented below:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Fixed Options	Shares	Price	Shares	Price	Shares	Price

	(In thousands, except per share data)
Outstanding at beginning of year	20,517	$10.45	20,018	$11.04	23,236	$13.67
Granted	953	$7.92	4,355	$6.30	5,436	$2.98
Exercised	(1,265)	$3.08	(1,292)	$3.17	(963)	$0.75
Forfeited/ Expired	(1,558)	$11.24	(2,564)	$11.40	(7,691)	$14.67

Outstanding at end of year	18,647	$10.76	20,517	$10.45	20,018	$11.04

Options exercisable at year end	13,143		10,599		9,411

Weighted average fair value of options granted during the year	$5.20		$3.52		$1.97

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following are the weighted average assumptions for grants in 2005, 2004 and 2003: dividend yield of zero percent for each year; expected volatility ranging from 49 percent to 99 percent for 2005, from 101 to 108 percent for 2004 and 79 to 119 percent for 2003; risk free interest rates ranging from 3.88 to 4.26 percent for 2005, 3.25 to 4.00 percent for 2004 and 1.0 to 1.3 percent for 2003; and expected lives of 3.92 to 4.56 years for 2005, 4.56 years for 2004 and 4 years for 2003. The pro forma impact on the three years ended December 31, 2005 is not necessarily representative of the effects on earnings which may be expected in future years under FAS123(R).
      The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price

	(In thousands)			(In thousands)
$ 0.59 to $ 1.91	2,102	6.5	$1.47	1,974	$1.46
$ 1.92 to $ 2.82	2,709	7.5	$2.79	1,198	$2.79
$ 2.91 to $ 6.00	2,306	6.3	$5.12	1,479	$5.12
$ 6.01 to $ 6.11	2,196	7.9	$6.05	663	$6.06
$ 6.13 to $ 7.92	2,378	5.9	$6.98	1,512	$6.87
$ 7.93 to $10.31	2,761	5.0	$9.46	2,141	$9.75
$10.34 to $28.69	2,278	3.9	$13.86	2,273	$13.86
$28.97 to $66.38	1,908	4.1	$47.16	1,894	$47.12
$69.28 to $69.28	9	4.6	$69.28	9	$69.28

$ 0.59 to $69.28	18,647	5.9	$10.76	13,143	$12.97

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Retirement Plans
      The Company established a 401(k) retirement savings plan for employees in June 1994. Under the provisions of the plan, the Company matches 25 percent of an employee’s contribution, up to a maximum of $1,250 per employee per year. Total Company contributions in 2005, 2004 and 2003 were approximately $0.7 million, $0.5 million and $0.6 million, respectively.

(16)	Stockholders’ Equity

(a)	Redeemable Common Stock
      On June 1, 2005, the Company issued 313,943 shares of common stock which carry an embedded put option feature. If the Company’s average common stock per share price during the ten business days ending on each of the first, second and third anniversary of June 1, 2005, the closing date of the BIS acquisition, is less than 25% ($2.1375 per share) of the Buyer Share Price, certain holders of the shares issued as consideration can require the Company to repurchase the shares at $2.1375 per share. As of December 31, 2005, the maximum amount that the Company would be required to pay in cash is approximately $0.7 million. As the potential redemption is outside the control of the Company, the potential future cash obligation associated with the put option has been classified outside of permanent equity to a temporary equity account in the accompanying consolidated balance sheet.

(b)	Preferred Stock
      On February 13, 1996, the Board of Directors authorized an amendment to the Company’s Certificate of Incorporation giving the Board the authority to issue up to 5,000,000 shares, $0.01 par value, of preferred stock with terms to be established by the Board at the time of issuance. The Company has not issued shares of preferred stock to date.

(c)	Restricted Common Stock
      On October 23, 2002, the Company granted 324,500 shares of restricted common stock to senior executive officers of the Company. The Company did not make grants of restricted shares to Messrs. Greenberg and Moore. These shares vest ratably over a period of four years from the grant date. The Company measured the intrinsic value of the shares based on the market value of the shares on the date of the grant. Five of these senior executive officers have since left the Company and 82,500 shares were forfeited as a result. The stock-based compensation charge will be approximately $17,000 per quarter for the next 3 quarters, and approximately $5,000 for the final quarter.
      On March 21, 2003, HWT issued 50,000 restricted shares of its common stock to an executive officer of HWT. The restricted shares vest ratably over a period of four years. The stock-based compensation charge will be approximately $3,300 per quarter for the next 5 quarters.

(d)	Restricted Stock Units
      During the third quarter of 2005, the Company began granting restricted stock unit awards (“RSUs”) instead of the Company’s annual grant of stock options. During 2005, the Company granted approximately 1.7 million RSUs that will allow employees the right to acquire shares of the Company’s common stock. The RSUs were valued at their fair market value on date of grant and vest 25% annually over four years. Any portion of the RSU award that has not become vested will be forfeited automatically, for any reason, upon an employee’s employment termination. The stock-based compensation charge will be approximately $834,000 per quarter through June 2009.

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Unrestricted Common Stock
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

(f)	Treasury Stock
      The Company uses the cost method to account for its treasury stock transactions. Treasury stock shares are issued in connection with the Company’s stock option plans, restricted stock plans and its employee stock purchase plan using the average cost basis method.
      On November 16, 2004, the Board of Directors authorized a stock repurchase program of up to $25.0 million over a two-year period. During 2005, we repurchased approximately 3,011,000 shares for $17.6 million. Subsequent to December 31, 2005, the Company repurchased approximately 1,040,000 shares for approximately $6.2 million. On February 10, 2006, the Board of Directors authorized a stock repurchase program allowing for the repurchase of up to an additional $25.0 million of our common stock over a two-year period; therefore, together with the previous purchase of stock repurchase program, the Company is authorized to repurchase an aggregate of $50.0 million of our common stock. As of March 1, 2006, the Company has repurchased an additional 1.0 million shares of its common stock at an average price of $5.98 per share for an aggregate purchase price of $6.2 million, leaving $26.5 million for future repurchases. Any shares purchased under the stock repurchase programs will be held as treasury shares. The purchase price for the shares of our common stock repurchased was reflected as a reduction to shareholders’ equity.

(g)	Income (Loss) Per Share
      The following information presents the Company’s computation of basic and diluted income (loss) per share for the periods presented in the consolidated statements of operations (in thousands, except per share data):

	2005	2004	2003

Net income (loss)	$25,698	$22,819	$(4,898)

Basic net income (loss) per share:
Weighted average common shares outstanding	124,725	123,040	121,188

Basic net income (loss) per share	$0.21	$0.19	$(0.04)

Diluted net income (loss) per share:
Weighted average common shares outstanding	124,725	123,040	121,188
Dilutive common share equivalents	4,573	5,418	—

Weighted average common shares and dilutive common share equivalents	129,298	128,458	121,188

Diluted net income (loss) per share	$0.20	$0.18	$(0.04)

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Excluded from the above 2005 and 2004 computation of weighted average common shares and dilutive common share equivalents for diluted net income per share were options to purchase approximately 8.2 million and 8.1 million shares of common stock because their inclusion would have an anti-dilutive effect on diluted net income per share. Weighted options to purchase approximately 16.3 million shares of common stock were outstanding at December 31, 2003, but were not included in the computation of diluted loss per share because the Company recorded a net loss for 2003.

(17)	Investment in Consolidated Subsidiary
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
      On March 21, 2003, HWT issued 526,190 shares of its common stock to an executive officer of HWT in connection with the executive’s initial employment with HWT including 50,000 restricted shares issued under the executive’s employment agreement, and the remaining shares were purchased by the executive for $1.05 per share in cash. The Company’s ownership percentage in HWT was reduced to 79.5% as a result of the March 2003 issuance. The Company recorded a gain of $365,000, as a result of the change in equity interest resulting from the stock issuance to the executive. The Company accounted for this gain as a component of stockholders’ equity due to losses incurred by HWT in 2003.

(18)	Related Party Transactions
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

(19)	Segment Reporting

Segment Reporting
      The Company has discrete financial data by operating segments available based on the Company’s method of internal reporting, which disaggregates its operations on a business unit basis for our United States operations and on a geographic basis for its international operations. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance regularly by the chief operating decision makers. Beginning with the first quarter of 2005, the Company combined two of its United States business units and reorganized certain groups within

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the business units. Specifically, the Company combined its Financial Services business unit and its Automotive, Consumer and Energy business units into one business unit, which is now named Financial Services, Automotive, Consumer and Energy. In addition, within the Public Services business unit, the Company separated the Government, Education and Health Care groups: the Education and Health Care groups were combined with the Technology and Communications business unit, and Government became a standalone business unit. These changes reduced the number of United States business units to three: (i) Financial Services, Automotive, Consumer and Energy, (ii) Technology, Education, Communications and Health Care and (iii) Government. The Company reported four business units in the United States prior to the first quarter of 2005. In addition, the Company has three international business units: United Kingdom, Germany and Canada. The Company has reported its results by operating segments accordingly, and quarterly and annual results for operating segments for 2004 and 2003 have been reclassified to reflect these changes.
      Subsequent to the acquisition, the Company incorporated BIS (see Note 3) into the appropriate individual operating segments. The Company included BIS service revenues and operating income in the respective operating segment from which revenue was derived. The Company has reported its results by operating segments accordingly, and year to date results for operating segments for 2005 have been reclassified to reflect these changes.
      The tables below present the service revenues and operating income attributable to these operating segments for the periods presented. The “all other” category represents HWT, Inc. (formerly Health Watch Technologies, LLC), a majority-owned subsidiary.
      The Company does not allocate certain selling and marketing and general and administrative expenses to its business unit segments in the United States, because these activities are managed separately from the business units. Except for the workforce reduction costs associated with the 2003 restructuring activity, the Company did not allocate the restructuring and other related charges across its operating segments for internal management purposes, given that these costs primarily relate to general and administrative expenses and are not specific individual operating segments. The 2003 allocation of the workforce reduction costs associated was based upon specific identification of terminated employees to their respective individual operating segment.
      The tables below present the service revenues and operating income (loss) attributable to these operating segments for the periods presented. The “all other” category includes HWT, Inc. (formerly Health Watch Technologies, LLC), a majority-owned subsidiary and unallocated costs relating to India.

	Year Ended

	December 31,	December 31,	December 31,
Service Revenues	2005	2004	2003

	(In thousands)
Financial Services/ Automotive/ Consumer/ Energy	$105,203	$73,918	$55,596
Technology/ Education/ Communications/ HealthCare	69,941	45,690	34,030
Government	24,558	15,797	14,461
United Kingdom	65,695	63,770	51,211
Germany	28,931	32,089	17,784
Canada	19,153	17,013	7,610

Total Reportable Segments	313,481	248,277	180,692
All other	6,015	5,659	4,103

Consolidated Total	$319,496	$253,936	$184,795

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended

	December 31,	December 31,	December 31,
Operating Income (Loss)	2005	2004	2003

	(In thousands)
Financial Services/ Automotive/ Consumer/ Energy(1)	$35,625	$24,437	$18,958
Technology/ Education/ Communications/ HealthCare(1)	21,138	15,363	7,588
Government(1)	10,452	5,850	2,538
United Kingdom	3,300	6,418	(1,830)
Germany	3,630	6,835	2,333
Canada	3,646	4,647	1,558

Total Reportable Segments(1)	77,791	63,550	31,145
All other(1)	1,099	3,581	1,695
Reconciling items(2)	(53,804)	(41,879)	(36,401)

Consolidated Income Before Income Taxes(3)	$25,086	$25,252	$(3,561)

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment in the United States as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income (loss) in order to arrive at consolidated income (loss) before income taxes include the following:

	Year Ended December 31,

	2005	2004	2003

Unallocated restructuring and other related charges	$7,218	$1,108	$737
Amortization of intangible assets	1,104	515	1,772
Stock-based compensation	1,770	779	1,089
Other income	(108)	(65)	(2,729)
Interest income	(4,240)	(2,655)	(1,902)
Unallocated expenses(4)	48,060	42,197	37,434

	$53,804	$41,879	$36,401

(3)	Represents consolidated income (loss) before income taxes.

(4)	Includes corporate portion of both selling and marketing and general and administrative costs.

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Data
      Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated statements of operations and the consolidated balance sheets:

	2005	2004	2003

	(In thousands)
Service revenues:
United States	$205,717	$141,064	$108,180
International	113,779	112,872	76,615

Total service revenues	$319,496	$253,936	$184,795

Long-lived assets:
United States	$8,765	$7,702	$9,208
International	12,512	7,659	5,130

Total long-lived assets	$21,277	$15,361	$14,338

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)	Quarterly Financial Results (Unaudited)
      The following tables set forth certain unaudited quarterly results of operations of the Company for 2005 and 2004. The quarterly operating results are not necessarily indicative of future results of operations.
      Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation. Project personnel costs, before reimbursable expenses, selling and marketing cots and general and administrative costs for the year ended December 31, 2004, are inclusive of the stock-based compensation expense consistent with cash compensation paid to the such employees.

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

	(In thousands, except per share data)
	(Unaudited)
Revenues:
Service revenues	$76,808	$76,279	$81,747	$84,662
Reimbursable expenses	3,546	2,480	3,722	3,794

Total gross revenues	80,354	78,759	85,469	88,456

Operating expenses:
Project personnel costs, before reimbursable expenses	45,983	43,561	50,967	49,573
Reimbursable expenses	3,546	2,480	3,722	3,794

Total project personnel costs	49,529	46,041	54,689	53,367
Selling and marketing costs	3,613	3,803	3,036	3,577
General and administrative costs	20,923	21,653	21,151	22,596
Restructuring and other related charges	—	5,250	—	1,968
Amortization of intangible assets	129	212	381	382

Total operating expenses	74,194	76,959	79,257	81,890

Income from operations	6,160	1,800	6,212	6,566
Other income, net	4	55	28	21
Interest income	826	1,396	1,013	1,005

Income before income taxes	6,990	3,251	7,253	7,592
Provision for income taxes	839	487	943	1,408
Benefit from release of valuation allowance	—	—	—	(4,289)

Net income	$6,151	$2,764	$6,310	$10,473

Basic income per share	$0.05	$0.02	$0.05	$0.09

Diluted income per share	$0.05	$0.02	$0.05	$0.08

      Included in our fourth quarter 2005 restructuring and other related charges is $930 thousand related to the correction of restructuring charges for rent obligations in prior periods and approximately $350 thousand related to the write-off of leasehold improvements not previously written off (see Note 11).

SAPIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

	(In thousands, except per share data)
	(Unaudited)
Revenues:
Service revenues	$58,878	$64,464	$64,193	$66,401
Reimbursable expenses	2,179	3,554	3,178	3,189

Total gross revenues	61,057	68,018	67,371	69,590

Operating expenses:
Project personnel costs, before reimbursable expenses	36,516	36,408	34,575	35,703
Reimbursable expenses	2,179	3,554	3,178	3,189

Total project personnel costs	38,695	39,962	37,753	38,892
Selling and marketing costs	4,262	4,230	3,167	3,549
General and administrative costs	16,983	17,527	18,585	18,276
Restructuring and other related charges	—	867	241	—
Amortization of intangible assets	129	129	128	129

Total operating expenses	60,069	62,715	59,874	60,846

Income from operations	988	5,303	7,497	8,744
Other income, net	—	18	5	42
Interest income	455	581	721	898

Income before income taxes	1,443	5,902	8,223	9,684
Benefit from release of valuation allowance	—	—	—	(635)
Provision for income taxes	148	232	390	2,298

Net income	$1,295	$5,670	$7,833	$8,021

Basic income per share	$0.01	$0.05	$0.06	$0.06

Diluted income per share	$0.01	$0.04	$0.06	$0.06

(21)	Subsequent Events
      On January 3, 2006, the Company purchased Planning Group International, Inc (“PGI”), a Miami-based integrated marketing agency that specializes in online, offline and multi-channel marketing strategies and programs. The acquisition expands the Company’s marketing services to include advertising, brand development, direct marketing, data mining, paid search, and media planning and buying. The acquisition added approximately 160 employees, all of whom became part of the Company’s Experience Marketing Group.
      Consideration for the acquisition totaled $39.0 million, including transaction costs of $0.6 million. The consideration consisted of approximately $29.2 million in cash paid at closing, the issuance of 1,306,908 shares of common stock valued at $7.6 million, and additional payments made to PGI shareholders of $1.6 million during January 2006.
      The $7.6 million of common stock consideration related to the issuance of 1,306,908 shares of common stock is based on the average market price of the Company’s common shares over the 5-day period immediately prior to and including the closing date (the “Buyer Share Price” equaled $5.83 per share).

SAPIENT CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2005, 2004 and 2003

	Balance at				Balance at
	Beginning	Charge to			End of
Allowance for Doubtful Accounts	of Year	Expense	Recoveries	Write-Offs	Year

	(In thousands)
December 31, 2003	$2,246	$624	$(494)	$(860)	$1,516
December 31, 2004	$1,516	$654	$(182)	$(92)	$1,896
December 31, 2005	$1,896	$728	$(1,509)	$(226)	$889

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      An evaluation was performed, as of December 31, 2005, under the supervision and with the participation of management, including the Chief Executive Officers (“CEOs”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Based on that evaluation, management, including the CEOs and CFO, has concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Act. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;

•	provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
      Under the supervision and with the participation of management, including the CEOs and CFO, an evaluation was performed, as of December 31, 2005, of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
      During the quarter ended December 31, 2005, the Company filled an open finance position with the addition of a Corporate Controller. In addition, the cumulative impact of the previously disclosed finance personnel additions made during 2005 were realized and management obtained sufficient evidence of the operating effectiveness of such personnel during the quarter ended December 31, 2005. Accordingly, management has determined that the Company’s previously reported material weakness related to the lack of a sufficient complement of senior financial accounting and reporting personnel possessing competencies commensurate with the company’s financial reporting requirements has been remediated.
PART III

Item 10.	Directors and Executive Officers of the Company
Directors and Compliance with Section 16(a) of the Exchange Act
      The response to this Item regarding the Directors of the Company, including the identification of the members of the Audit Committee of the Company’s Board of Directors and information regarding audit committee financial experts, will be contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Information About Our Directors” and is incorporated herein. The response to this Item regarding compliance with Section 16(a) of the Exchange Act by the Company’s officers and Directors will be contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein.
Executive Officers of the Company
      The response to this Item is contained in Part I, Item 4A.
Code of Conduct
      On January 22, 2003, our Board of Directors approved the Sapient Corporation Code of Ethics and Conduct. Our Code of Ethics and Conduct covers all employees, Directors and independent contractors of the Company, including our Co-Chief Executive Officers and our Chief Financial Officer. A copy of our Code of Ethics and Conduct is included as an exhibit to this Annual Report. Any waivers of our Code of Ethics and Conduct involving our executive officers will be posted on our website, http://www.sapient.com. A printed copy of these documents will be made available upon request.

Item 11.	Executive Compensation
      The response to this Item will be contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders under the captions “Information About Our Directors” and “Information About Executive Compensation” and is incorporated herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The response to this Item with respect to security ownership of certain beneficial owners and management will be contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Information About Ownership of Our Common Stock” and is incorporated herein.

      The following table summarizes, as of December 31, 2005, the number of options issued under our equity compensation plans and the number of awards available for future issuance under these plans:

(c)
Number of
Securities
	(a)		Remaining Available
	Number of	(b)	for Future
	Securities	Weighted-	Issuance Under
	to be Issued	Average	Equity Compensation
	Upon	Exercise Price	Plans, Excluding
	Exercise of	of	Securities Reflected
	Outstanding	Outstanding	in Column
Plan Category	Options	Options	(a)(1)(2)

Equity compensation plans approved by security holders	18,647,069	$10.76	18,647,069
Equity compensation plans not approved by security holders	—	—	—

Total	18,647,069	$10.76	18,647,069

(1)	17,666,179 of the shares listed in column (c) may be issued in the form of restricted stock, pursuant to the terms of our 1996 Equity Stock Incentive Plan and our 1998 Stock Incentive Plan. No shares of restricted stock are available for issuance under our other stock option plans.

(2)	Column (c) includes 400,000 shares that are available for issuance under our 2005 Employee Stock Purchase Plan on May 31, 2006.

Item 13.	Certain Relationships and Related Transactions
      The response to this Item will be contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein.

Item 14.	Principal Accountant Fees and Services
      The response to this Item will be contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Statement of Independent Auditors Fees and Services” and is incorporated herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

15(a)(1)	Financial Statements
      The Consolidated Financial Statements filed as part of this report are listed and indexed on page 43. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

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
Dated: March 16, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officers:

/s/ JERRY A. GREENBERG Jerry A. Greenberg	Co-Chairman and Co-Chief Executive Officer	March 16, 2006

/s/ J. STUART MOORE J. Stuart Moore	Co-Chairman and Co-Chief Executive Officer	March 16, 2006

Principal Financial Officer:

/s/ SCOTT J. KRENZ Scott J. Krenz	Chief Financial Officer	March 16, 2006

Principal Accounting Officer:

/s/ STEPHEN P. SARNO Stephen P. Sarno	Chief Accounting Officer	March 16, 2006

Directors:

/s/ JERRY A. GREENBERG Jerry A. Greenberg		March 16, 2006

/s/ J. STUART MOORE J. Stuart Moore		March 16, 2006

/s/ JEFF CUNNINGHAM Jeff Cunningham		March 16, 2006

/s/ DENNIS H. CHOOKASZIAN Dennis H. Chookaszian		March 16, 2006

Signature	Title	Date

/s/ DARIUS W. GASKINS, JR. Darius W. Gaskins, Jr.		March 16, 2006

/s/ GARY S. MCKISSOCK Gary S. McKissock		March 16, 2006

/s/ BRUCE D. PARKER Bruce D. Parker		March 16, 2006

EXHIBIT INDEX

Exhibit
Number			Description

3	.1(1)	—	Second Amended and Restated Certificate of Incorporation
3	.2(1)	—	Amended and Restated Bylaws
4	.1(2)	—	Specimen Certificate for Shares of Common Stock, $.01 par value, of the Company
10	.1(2)†	—	1996 Equity Stock Incentive Plan
10	.2(2)†	—	1996 Director Stock Option Plan
10	.3(3)†	—	1998 Stock Incentive Plan
10	.4(4)†	—	2001 Stock Option Plan
10	.5*	—	Director Compensation Matters
14	.1(5)	—	Code of Ethics and Conduct
21	*	—	List of Subsidiaries
23	.1*	—	Consent of PricewaterhouseCoopers LLP
31	.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.3*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.3*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits filed herewith.

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 000-28074).

(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-1586).

(3)	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-28074).

(4)	Incorporated herein by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders (File No. 000-28074).

(5)	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-28074).