Form 10-Q
period 2006-03-31
SAPIENT CORP
filed 2006-05-10
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to _______
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2006
Common Stock, $0.01 par value per share	124,643,631 shares

SAPIENT CORPORATION
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains "forward-looking statement" within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Quarterly Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Quarterly Report, the words "will," "believe," "anticipate," "intend," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements as a result of various factors, including the risks described below in "Part II, Item 1A. Risk Factors" and elsewhere in this Quarterly Report. Our forward-looking statements do not reflect the potential impact of any future acquisition, mergers, disposition, joint ventures or strategic investments. In addition, any froward-looking statements represent our expectation only as of the day this Quarterly Report was first filed with the SEC and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectation change.

SAPIENT CORPORATION
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except
	per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$39,282	$69,948
Marketable investments	64,834	86,288
Restricted cash	326	319
Accounts receivable, less allowance for doubtful accounts of $1,397 and $889, respectively	71,802	60,062
Unbilled revenues	30,900	16,849
Prepaid expenses and other current assets	12,408	10,483

Total current assets	219,552	243,949
Marketable investments	1,500	—
Restricted cash	1,239	1,217
Property and equipment, net	22,903	20,561
Purchased intangible assets, net	10,073	2,940
Goodwill	37,938	11,770
Other assets	5,836	5,746

Total assets	$299,041	$286,183

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,032	$5,396
Accrued restructuring costs, current portion	6,466	6,565
Accrued compensation	16,627	24,403
Deferred revenues	17,412	5,537
Other accrued liabilities	24,424	21,264

Total current liabilities	71,961	63,165
Accrued restructuring costs, net of current portion	13,943	15,010
Deferred revenue	1,065	1,154
Other long term liabilities	3,908	3,548

Total liabilities	90,877	82,877

Commitments and contingencies (Note 5)
Redeemable common stock par value $.01 per share, 313,943 issued and outstanding at March 31, 2006 and December 31, 2005	671	671

Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 authorized and none issued at March 31,2006 and December 31, 2005	—	—
Common stock, par value $.01 per share, 200,000,000 shares authorized, 131,789,342 and 130,482,434 shares issued at March 31, 2006 and December 31, 2005, respectively	1,318	1,304
Additional paid-in capital	492,026	494,556
Treasury stock, at cost 7,319,009 and 6,956,140 shares at March 31, 2006 and December 31, 2005, respectively	(22,685)	(18,601)
Deferred compensation	—	(11,489)
Accumulated other comprehensive income	1,912	1,046
Accumulated deficit	(265,078)	(264,181)

Total stockholders’ equity	207,493	202,635

Total liabilities, redeemable common stock and stockholders’ equity	$299,041	$286,183

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Service revenues	$88,432	$76,808
Reimbursable expenses	2,969	3,546

Total gross revenues	91,401	80,354

Operating expenses:
Project personnel costs, before reimbursable expenses	58,410	45,983
Reimbursable expenses	2,969	3,546

Total project personnel costs	61,379	49,529
Selling and marketing costs	6,906	3,613
General and administrative costs	23,841	20,923
Restructuring and other related charges	804	—
Amortization of intangible assets	1,037	129

Total operating expenses	93,967	74,194

(Loss) income from operations	(2,566)	6,160
Interest and other income, net	1,346	830

(Loss) income before income taxes and cumulative effect of accounting change	(1,220)	6,990
(Benefit from) provision for income taxes	(169)	839

(Loss) income before cumulative effect of accounting change	(1,051)	6,151
Cumulative effect of accounting change	154	—

Net (loss) income	$(897)	$6,151

Basic net (loss) income per share	$(0.01)	$0.05

Diluted net (loss) income per share	$(0.01)	$0.05

Weighted average common shares	124,173	124,179
Weighted average dilutive common share equivalents	—	5,312

Weighted average common shares and dilutive common share equivalents	124,173	129,491

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(897)	$6,151
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss recognized on disposition of fixed assets	42	—
Depreciation	2,308	1,301
Amortization of purchased intangible assets	1,037	129
Deferred income taxes	255	—
Provision for (recovery of) allowance for doubtful accounts, net	565	(327)
Stock-based compensation	2,818	22
Cumulative effect of accounting change	(154)	—
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	(5)	(12)
Accounts receivable	(3,671)	1,322
Unbilled revenues	(13,989)	(4,840)
Prepaid expenses and other current assets	(1,207)	(1,906)
Other assets	7	5
Accounts payable	(2,955)	(81)
Accrued restructuring costs	(1,090)	(2,323)
Accrued compensation	(8,043)	(1,316)
Other accrued liabilities	145	1,690
Deferred revenues	5,750	(1,912)
Other long term liabilities	82	224

Net cash used in operating activities	(19,002)	(1,873)
Cash flows from investing activities:
Cash paid for acquisition, including transaction costs, net of cash received	(26,481)	—
Purchases of property and equipment and cost of internally developed software	(2,342)	(4,621)
Sales and maturities of marketable investments	42,576	18,474
Purchases of marketable investments	(22,234)	(27,612)

Net cash used in investing activities	(8,481)	(13,759)
Cash flows from financing activities:
Principal payments under capital lease obligation	56	—
Proceeds from stock option and purchase plans	2,593	546
Repurchases of common stock	(6,216)	(2,604)

Net cash used in financing activities	(3,567)	(2,058)

Effect of exchange rate changes on cash and cash equivalents	384	(242)
Decrease in cash and cash equivalents	(30,666)	(17,932)
Cash and cash equivalents, at beginning of period	69,948	66,779

Cash and cash equivalents, at end of period	$39,282	$48,847

Supplemental Cash Flow Information:
Non-cash investing transaction:
Issuance of common stock with acquisition	$5,855	$—

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
1. Basis of Presentation
     The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
     Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation.
     Unless the context requires otherwise, references in this Quarterly Report to “Sapient,” “the Company,” “we,” “us” or “our” refer to Sapient Corporation and its consolidated subsidiaries.
2. Acquisitions
     On January 3, 2006, the Company purchased 100% of the outstanding shares of Planning Group International, Inc (“PGI”) which specializes in online, offline and multi-channel marketing strategies and programs. As part of the acquisition, the Company was able to significantly expand the Company’s presence regarding marketing services to include advertising, brand development, direct marketing, data mining, paid search, and media planning and buying. As a result of the acquisition, the Company has formed a new business unit called Experience Marketing. The acquisition added approximately 160 employees, all of whom became part of the Company’s Experience Marketing operating segment.
     Consideration for the acquisition totaled $35.6 million, including transaction costs of $0.6 million. The consideration consisted of approximately $29.2 million in cash paid at closing and the issuance of 1,306,908 shares of common stock valued at $5.9 million. The Company does expect the $26.2 million of goodwill recorded on this acquisition to be deductible for tax purposes.
     The $5.9 million of common stock consideration related to the issuance of 1,306,908 shares of common stock has been measured based on the average market price of the Company’s common shares over the 5-day period beginning two days prior to the acquisition Closing Date and ending two days after the acquisition Closing Date (the “Buyer Share Price” equaled $5.83 per share), adjusted for the resale restriction placed on these common shares. The stock issued as partial consideration for the acquisition contains restrictions as to tradability which lapse with the passage of time at rates of 50%, 25% and 25%, on the first, second and third anniversaries, respectively, of the acquisition date. The present value of these restrictions are currently estimated at approximately $1.8 million.
     The Company has recorded the acquisition using the purchase method of accounting and, accordingly the results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition.
     The preliminary purchase price allocation as of January 3, 2006 is as follows (in thousands):

Total purchase consideration:
Cash consideration	$29,215
Fair value of shares issued	5,855
Transaction costs	570

Total purchase consideration	$35,640

Allocation of the purchase consideration:
Cash	$3,304
Other current assets	9,179
Property and equipment	2,195
Identifiable intangible assets	8,170
Goodwill	26,168

Total assets acquired	$49,016

Accounts payable, accrued expenses and other liabilities	(7,373)
Deferred revenue	(6,003)

Total liabilities assumed	(13,376)

Total allocation of purchase consideration	$35,640

     The following are the identifiable intangible assets acquired and the respective weighted average useful life over which the assets will be amortized. The Order Backlog and the Non-compete agreements are amortized on a straight-line basis and the customer relationships are being amortized on a revenue-based accelerated model.

		Weighted -
		Average Useful
	Amount	Life
	(in thousands)	(in years)
Customer relationships	$5,800	3.5
Order Backlog	1,200	1
Non-compete agreements	1,170	5

	$8,170

     The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined using the income approach as of the acquisition date. The income approach is based upon the economic principle of anticipation in that the value of the property is the present value of the expected income that can be generated through the ownership of that property. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to $26.2 million. In accordance with SFAS 142, the goodwill is not being amortized and will be tested for impairment as required at least annually.
     The following pro forma information for the three months ended March 31, 2006 and 2005 assumes the PGI acquisition occurred as of the beginning of that year:

	Three Months Ended
(proforma, unaudited, in thousands, except per share	March 31,
amounts)	2006	2005
Service revenues	$88,432	$83,006
Cumulative effect of accounting change	$154	—
Net (loss) income	$(897)	$5,378
Basic net (loss) income per share	$(0.01)	$0.04
Diluted net (loss) income per share	$(0.01)	$0.04
     The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.
3. Stock-Based Compensation
     At March 31, 2006, Sapient has the following stock-based employee compensation plans as described below. The total compensation expense related to these plans was $2.8 million for the three months ended March 31, 2006, of which $ 1.4 million, $559,000 and $872,000 related to project personnel costs, sales and marketing costs and general administrative costs, respectively.

     Prior to January 1, 2006, Sapient accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, Sapient generally recognized compensation expense for employee stock options only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.
     Prior to January 1, 2006, Sapient provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 “Accounting for Stock-Based Compensation,” had been applied to its stock-based compensation.
     Effective January 1, 2006, Sapient adopted the fair value recognition provisions of SFAS 123R, using the modified prospective application transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after March 31, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
     The Company’s unearned stock-based compensation balance of $11.5 million as of January 1, 2006, which was accounted for under APB 25, was reclassified against additional paid-in-capital upon the adoption of SFAS 123R. The unearned stock-based compensation balance was from the issuance of Restricted Awards (awards in the form of restricted shares (“Restricted Stock”) and awards in the form of units of stock purchase rights (“Restricted Units”) collectively referred to as Restricted Awards) accounted for based on the intrinsic value on the date of grant. The unrecognized expense of restricted awards and employee stock option awards not yet vested at December 31, 2005 will be recognized as expense in operations in the periods after that date, based on their fair value which was determined under the original provisions of SFAS 123, as disclosed in the Company’s previous filings.
     Under the provisions of SFAS 123R, the Company recorded $2.8 million of stock-based compensation in operations in the accompanying consolidated condensed statement of operations for the three months ended March 31, 2006. Stock-based compensation capitalized in conjunction with our costs capitalizable related to internally developed software was immaterial. The Company uses the Black-Scholes valuation model for estimating the fair value of the stock options granted after the adoption of SFAS 123R with the following weighted-average assumptions:

Three Months Ended
March 31, 2006
Stock Option Plans
Dividend yield	None

Expected volatility	63.2%

Average risk-free interest rate	4.79%
Expected life	6.25 years
     The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury rate during the period, which approximates the rate in effect at the time of grant, commensurate with the expected life of the instrument. The expected life calculation is based on the exercise behavior that different employee groups exhibited historically. The fair value per share of the Restricted Awards is equal to the quoted market price of the Company’s common stock on the date of grant.
     Based on the above assumptions, the weighted-average fair values of the options granted under the Company’s stock option plans and Restricted Awards for the three months ended March 31, 2006 were $3.77 and $6.02, respectively.

     The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of 4 years. The Company estimated the forfeiture rate for the first quarter of fiscal 2006 based on its historical experience.
     Based on historical experience the Company has assumed an annualized forfeiture rate of 7% for awards granted to its senior executives and directors, and a 20% forfeiture rate for its remaining employees. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated. Upon the adoption of FAS123R, the Company calculated the estimated forfeitures for previously recorded stock-based compensation expense. As a result of this calculation, the Company recorded a cumulative effect of the accounting change resulted in income of $154,000 and was recognized in the statement of operations for the three-month period ending March 31, 2006.
     SFAS 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if the Company had accounted for all its employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net (loss) income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation to the prior-year (in thousands, except per share data):

	Three Months Ended
	March 31,
	2006	2005
Net (loss) income as reported	$(897)	$6,151
Add back: Stock-based compensation, included in net (loss) income, as reported	2,818	22
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(2,818)	(2,936)

Pro forma net income (loss)	$(897)	$3,237

Basic net (loss) income (loss) per share
As reported	$(0.01)	$0.05
Pro forma	$(0.01)	$0.03
Diluted net (loss) income per share
As reported	$(0.01)	$0.05
Pro forma	$(0.01)	$0.02
     The following table summarizes activity under all stock option plans for the three months ended March 31, 2006 (shares and dollars in thousands, except per-share data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value (1)
Outstanding as of December 31, 2005	18,647	$10.76	5.90	18,316
Options granted	7	5.96
Options exercised	(766)	3.63
Options forfeited/cancelled	(507)	17.33

Outstanding as of March 31, 2006	17,381	10.85	5.69	$33,432

Exercisable as of March 31, 2006	12,311	13.10	4.75	$21,214
Exercisable as of March 31, 2006 and expected to become exercisable	16,245	$11.20	0.25	$31,105

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on March 31, 2006 ($7.63) and the exercise price of the underlying options.

During the three-month period ended March 31, 2006, the total intrinsic value of stock options exercised was $2.9 million. The unamortized fair value of stock options as of March 31, 2006 was $14.7 million with a weighted average remaining recognition period of 2.4 years.
     The table below summarizes activity relating to Restricted Units in the three months ended March 31, 2006 (in thousands):

	Number of
	Shares	Aggregate
	Underlying	Intrinsic Value of
	Restricted	Restricted Units
	Units	(1)
Outstanding as of December 31, 2005	1,654
Grants	351
Forfeitures	(51)

Outstanding as of March 31, 2006	1,954	14,912
Expected to become unrestricted	1,322	10,090

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on March 31, 2006 ($7.63) and the exercise price of the underlying Restricted Units.
     As of March 31, 2006, the unamortized fair value of Restricted Units was $12.3 million. The purchase price for Restricted Units is $0.00 per share and none vested during the quarter ended March 31, 2006. The weighted average contractual term of the Restricted Units, calculated based on the service-based term of each instrument, is 3.6 years.
     The table below summarizes activity relating to Restricted Stock in the three months ended March 31, 2006 (in thousand except per share amounts):

	Number of
	Shares
	Underlying	Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
Outstanding as of December 31, 2005	57	$1.54

Outstanding as of March 31, 2006	57	$1.54
     The weighted average remaining term of the Restricted Stock, calculated based on the service-based term of each instrument is 0.6 years. There were no grants, vesting or forfeitures during the period.
     As of March 31, 2006, the unamortized fair value of all Restricted Awards was $12.4 million, and the weighted average remaining recognition period, calculated based on the service-based term of each Restricted Award, is 3.2 years.
     Below is a summary of the Company’s stock-based compensation plans:

     (a) 1996 Equity Stock Incentive Plan
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
     (b) 1996 Director Stock Option Plan
The Company’s 1996 Director Stock Option Plan (the Director Plan) authorizes the issuance of 240,000 shares of common stock. Each non-employee director elected to the Board of Directors after the adoption of the Director Plan will, upon his or her election, automatically be granted an option to purchase 40,000 shares of common stock at an exercise price equal to the fair market value of the Company’s common stock on the grant date. Options granted pursuant to the Directors Plan vest in four equal annual installments commencing on the first anniversary of the date of grant and generally expire ten years after the date of grant. As of March 31, 2006, options to purchase 96,300 shares of common stock were outstanding under the Director Plan.
     (c) 1998 Stock Incentive Plan
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
     (d) Human Code 1994 Stock Option/Stock Issuance Plan
Prior to the acquisition of Human Code in 2000, options to purchase approximately 2,864,000 shares of Human Code common stock were outstanding at exercise prices between $0.10 and $3.25 per share. As a result of the acquisition, the Company assumed these outstanding Human Code stock options and converted them into options to purchase approximately 471,000 shares of the Company’s common stock at exercise prices between $1.00 and $32.64 per share. The options vest ratably over periods up to four years. The Company recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options, all of which has been amortized as of December 31, 2004. No further grants may be made pursuant to the Human Code Plan. Previously outstanding options under the Human Code Plan remain outstanding, and are exercisable for shares of the Company’s common stock.
     (e) 2001 Stock Option Plan
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
     (f) 2002 Employee Stock Purchase Plan
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
     (g) 2005 Employee Stock Purchase Plan
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
4. Net (Loss) Income Per Share
     The following information presents the Company’s computation of basic and diluted net (loss) income per share for the periods presented in the consolidated and condensed statements of operations (in thousands, except per share data):

	Three Months Ended
	March 31,
	2006	2005
Net (loss) income	$(897)	$6,151
Basic net (loss) income per share:
Weighted average common shares outstanding	124,173	124,179

Basic net (loss) income per share	$(0.01)	$0.05

Diluted net (loss) income per share:
Weighted average common shares outstanding	124,173	124,179
Dilutive common share equivalents	—	5,312

Weighted average common shares and dilutive common share equivalents	124,173	129,491

Diluted net (loss) income per share	$(0.01)	$0.05

     Excluded from the above computation of dilutive common share equivalents for diluted net income per share were options to purchase approximately 17.4 million shares of common stock and 2.0 million restricted stock units because the Company recorded a net loss for the three months ended March 31, 2006. Excluded from the above computation of dilutive common share equivalents for diluted net income per share were options to purchase approximately 7.5 million shares of common stock for the three months ended March 31 2005 because their inclusion would have an anti-dilutive effect on diluted net income per share.
5. Contingent and Other Liabilities
     The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims in which the damages claimed under such actions, in the aggregate, total approximately $2.7 million. The Company has an accrual at March 31, 2006 of approximately $0.9 million related to certain of these items. The Company is also subject to various administrative audits, each of which has arisen in the ordinary course of business. The Company intends to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has accrued.
6. Restructuring and Other Related Charges
     The Company recorded restructuring and other related charges of $804 thousand during the first quarter 2006. The Company did not have any restructuring or other related charges during the first quarter 2005.

     The Company initiated a restructuring plan in the United Kingdom during the first quarter of 2006 in order to better position ourselves to capitalize on market opportunities in the United Kingdom, and better align our operations to those opportunities. Approximately thirty-five employees will be terminated and as a result we recorded $330,000 to restructuring and other related charges in our consolidated and condensed statement of operations, related to severance and termination benefits in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits”. The charge was recorded to the United Kingdom segment in our Results by Operating Segment. We expect these amounts to be paid during 2006.
     In conjunction with our restructuring plan announced during the fourth quarter of 2005, during the first quarter of 2006 we recorded charges of approximately $200,000 to restructuring and other related charges in our consolidated and condensed statement of operations, related to severance and termination benefits and stay-bonuses earned for terminated employees. The charge was not recorded to a segment but included in ‘Reconciling items’ in our Results by Operating Segment. As of March 31, 2006, no amounts related to this liability have been paid. Additional costs of the restructuring related to the initiative announced during 2005 are expected to be approximately $0.6 million associated with costs incurred in accordance with SFAS 146, primarily stay-bonuses, which will continue to be amortized over the period in which they are earned and are expected to be paid and earned during the second and third quarters of 2006.
     The Company recorded restructuring charges during the first quarter of 2006 of approximately $270,000, primarily due to changes based on more current information received in the second quarter of 2006 related to our restructuring assumptions associated with our restructured facility space in Santa Monica, California. The Company has not finalized all sublease agreements and is currently involved in negotiations to sublease the remaining vacant space.
     Accruals for restructuring and other related activities as of, and for, the three months ended March 31, 2006 and 2005, were as follows (in thousands):

	Workforce	Facilities	Total
Balance, December 31, 2005	$300	$21,275	$21,575
Additional charge	532	272	804
Non-cash, utilized	—	(194)	(194)
Cash utilized	—	(1,776)	(1,776)

Balance, March 31, 2006	$832	$19,577	$20,409

Current accrued restructuring costs			$6,466

Non-current accrued restructuring costs			$13,943

     The remaining accrued restructuring costs are $20.4 million at March 31, 2006, of which the cash outlay over the next 12-months is expected to be $6.5 million, and the remainder will be paid through 2011.
7. Income Taxes
     The Company has deferred tax assets that have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets, as a result of net operating losses incurred from 2001 through 2003, and uncertainty as to the extent, and timing of profitability in future periods. At March 31, 2006 the Company has continued to record a valuation allowance against its deferred tax assets in the United States of $104 million. For the quarters ended March 31, 2006 and 2005, we recorded an income tax provision (benefit) of approximately ($169,000) and $839,000, respectively. The Company’s income tax provision is primarily related to foreign, federal alternative minimum tax and state tax obligations. Moreover, as of March 31, 2006, and reflected in the tax provision, is a deferred tax liability of approximately $255,000 that has been recorded as a result of the goodwill acquired in connection with the BIS and PGI acquisitions. See Note 2.
     The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.
8. Comprehensive (Loss) Income
     The components of comprehensive (loss) income are presented below for the periods presented in the consolidated and condensed statements of operations (in thousands):

	Three
	Months Ended
	March 31,
	2006	2005
Net (loss) income	$(897)	$6,151
Foreign currency translation gain (loss)	645	(744)
Unrealized gain (loss) on investments	221	(310

Comprehensive (loss) income	$(31)	$5,097

9. Segment Information
     The Company has discrete financial data by operating segments available based on its method of internal reporting, which disaggregates its operations. Operating segments are defined as components of the Company concerning which separate financial information is available to manage resources and evaluate performance. Beginning with the first quarter of 2006, the Company combined its Canada international business unit and two of its United States business units, and identified one additional business unit in the United States. Specifically, the Company combined its Financial Services, Automotive, Consumer and Energy, Technology, Education, Communications and Health Care business unit and its Canada business unit into one business unit, which is now named North America Commercial. In addition, Experience Marketing became a standalone business unit. Our three business units in North America are now: (i) North America Commercial (“NAC”), (ii) Government and (iii) Experience Marketing. In addition, the Company has two European business units: United Kingdom and Germany. The Company has reported its results by operating segments accordingly, and quarterly results for operating segments for 2005 have been restated to reflect these changes.
     Prior to the first quarter of 2006 the Company did allocate certain selling, marketing and general and administrative expenses to its business units in the United Kingdom, Germany and Canada as these activities had been managed within the business unit, but the Company had not allocated these expenses to the business units in the United States. Beginning in the first quarter of 2006 the Company does not allocate certain marketing and general and administrative expenses to its NAC, United Kingdom, Germany and Experience Marketing business unit segments because these activities are managed separately from the business units. The Company does allocate certain marketing and general and administrative expenses to its Government business unit as these activities are managed within the business unit. Quarterly results for operating segments for 2005 have been restated to reflect these changes. The Company did not allocate the costs associated with its restructure events across all operating segments for internal measurement purposes, given that the substantial majority of the restructuring costs were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. We did allocate the workforce reduction costs associated with the United Kingdom’s 2006 restructure plan due to the specific identification of the terminated employees to their respective business unit. Asset information by operating segment is not reported to or reviewed by the chief operating decision makers and, therefore, the Company has not disclosed asset information for each operating segment.
     The tables below present the service revenues and operating (loss) income attributable to these operating segments for the periods presented. The “all other” category represents HWT, Inc., a majority-owned subsidiary.

	Three Months Ended
	March 31,	March 31,
	2006	2005
Service Revenues	(In thousands)
North America Commercial	$53,966	$43,294
Government	5,177	4,738
Experience Marketing	4,514	—
United Kingdom	17,391	19,053
Germany	6,425	8,067

Total Reportable Segments	87,473	75,152
All other	959	1,656

Consolidated Total	$88,432	$76,808

	Three Months Ended
	March 31,	March 31,
	2006	2005
Operating Income (Loss)	(In thousands)
North America Commercial(1)	$17,912	$13,992
Government(1)	1,173	2,481
Experience Marketing (1)	(1,377)	—
United Kingdom(1)	3,066	5,237
Germany(1)	2,181	3,299

Total Reportable Segments(1)	22,955	25,009
All other(1)	(327)	132
Reconciling items(2)	(23,848)	(18,151)

Consolidated Net (Loss) Income Before Income Taxes and Cumulative Effect of Accounting Change	$(1,220)	$6,990

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income in order to arrive at consolidated income (loss) before income taxes include the following:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Centrally managed functions (3)	$20,333	$18,291
Restructuring and other related charges	471	—
Amortization of intangible assets	1,037	129
Stock-based compensation	2,818	22
Interest and other (income), net	(1,346)	(830)
Unallocated expenses(4)	535	539

	$23,848	$18,151

(3)	Includes marketing, general and administrative and support costs controlled separately from operating segments.

(4)	Includes costs controlled directly by corporate headquarters.

10. Geographic Data
     Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated and condensed statements of income and the consolidated and condensed balance sheets (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Service revenues:
United States	$58,722	$44,978
International	29,710	31,830

Total service revenues	$88,432	$76,808

	March 31,	December 31,
	2006	2005
Long-lived assets:
United States	$10,924	$8,765
International	12,691	12,512

Total long-lived assets	$23,615	$21,277

11. Goodwill and Purchased Intangible Assets
     The following is a summary of goodwill allocated to the Company’s business segments as of March 31, 2006 and December 31, 2005 (in thousands):

	North America	Experience
	Commercial	Marketing	Total
Goodwill as of December 31, 2005	$11,770	$—	$11,770

Goodwill acquired during the period	—	26,168	26,168
Goodwill as of March 31, 2006	$11,770	$26,168	$37,938

     The following is a summary of intangible assets as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
Marketing assets and customer lists	$8,118	$(687)	$7,431
SAP license agreement	1,100	(458)	642
Non-compete	1,170	(60)	1,110
Backlog	1,200	(310)	890
Customer contracts	648	(648)	—
Developed technology	1,454	(1,454)	—

Total purchased intangible assets	$13,690	$(3,617)	$10,073

	December 31, 2005
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
Marketing assets and customer lists	$2,318	$(283)	$2,035
SAP license agreement	1,100	(321)	779
Customer contracts	648	(528)	120
Developed technology	1,454	(1,448)	6

Total purchased intangible assets	$5,520	$(2,580)	$2,940

     Amortization expense related to the purchased intangible assets was $1.0 million and $129,000 for March 31, 2006 and 2005, respectively.
     The estimated future amortization expense of purchased intangible assets as of March 31, 2006, is as follows (in thousands):

Total
2006	$2,526
2007	2,038
2008	1,850
2009	1,782
2010	788
2011	363
2012	363
2013	363

Total	$10,073

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
     Foreign exchange losses of approximately $22,000 and $875,000 are included in general and administrative costs in the consolidated and condensed statements of operations for the first quarter of 2006 and 2005, respectively. These losses were primarily related to intercompany foreign currency transactions that were of a short-term nature.
13. Stock Buyback
     On November 16, 2004, Sapient’s Board of Directors authorized up to $25.0 million in funds for use in the Company’s common stock repurchase program. On February 10, 2006 the Board of Directors authorized an additional $25.0 million in funds for use in such programs. Sapient has announced that it will repurchase shares on the open market or in private transactions from time to time depending on market conditions. Each authorization shall continue for a period of two years from its inception or until it is discontinued by the Board of Directors. Under the Company’s buyback program no shares were repurchased in 2004 and 3.0 million shares were repurchased in 2005 at an average price of $5.84 per share for an aggregate purchase price of $17.6 million. During the first quarter of 2006, the Company has repurchased an additional 1.0 million shares of our common stock at an average price of $5.98 per share for an aggregate purchase price of approximately $6.2 million.

14. Subsequent Events
     On May 3, 2006, the Company sold 100% of its’ investment in HWT, the Company’s majority-owned, fully consolidated subsidiary. The Company will receive net cash proceeds of approximately $6.6 million related to the sale of its interest in HWT, some of which is subject to escrow and holdbacks. In addition, the Company could receive approximately $3.4 million in earn-outs over 2007 and 2008. Prior to March 31, 2006, the Company had not committed to a plan to sell HWT, and accordingly, had not classified HWT as an available for sale assets as of March 31, 2006. The Company expects to reflect HWT’s historical results as discontinued operations in its June 30, 2006 financial statements.
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
     Our service revenues for the first quarter of 2006 were $88.4 million, a 15.1% increase compared to service revenues for the first quarter of 2005. Our service revenues grew 50% in the first quarter of 2006 compared to the first quarter of 2004. The growth in service revenues year over year is due to an increase in service revenues in the United States offset by decreases in the United Kingdom and Germany. The increase in service revenues in North America was driven by our 2006 and 2005 acquisitions combined with organic revenue growth in the North America Commercial business unit.

     Currently, we are retaining subcontractors in certain cases to fill specific project needs. If we are not successful in maintaining effective staffing levels, our ability to achieve our service revenue and profitability objectives will be adversely affected. Our ability to effectively staff our engagements and achieve the desired staffing mix depends heavily on our ability to keep turnover at appropriate levels. Our voluntary turnover for the first quarter of 2006 increased to 21.6% compared to 18.5% for the fourth quarter of 2005. We also continue to modify and upgrade critical internal systems that we require to manage client projects and our business. Our operations and business results will be adversely impacted if we do not successfully and efficiently implement these system changes, as necessary.
     Our GDD methodology continues to be important to our clients’ success. This proprietary methodology allows us to provide high-quality, cost effective solutions under accelerated project schedules. By engaging India’s highly skilled technology specialists, we can provide services at lower total costs as well as offer a continuous delivery capability resulting from time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services. Our billable days, or level of effort, incurred by our India people as a percentage of total Company billable days decreased slightly for the first quarter of 2006 to 52% compared to 53% for the fourth quarter of 2005.
     For the first quarter of 2006 we reported a net loss of $897,000 compared to net income of $6.2 million in the first quarter of 2005. Our first quarter 2006 net loss includes one-time gains of $154,000 for the cumulative effect of an accounting change related to the implementation of FAS 123R and $394,000 business interruption insurance proceeds related to a fire which occurred in our Gurgaon, India office during the first quarter of 2005.
     During the first quarter of 2006, we continued progress on our strategic initiative of reengineering our G&A functions. In addition, in order to better position ourselves to capitalize on market opportunities in the United Kingdom, and better align our operations to those opportunities we have announced a plan to align our workforce and skill set with our current and expected future needs. This plan is expected to result in a reduction of approximately 35 people in our United Kingdom based workforce and resulted in a restructuring charge during the first quarter of approximately $330,000. We believe our proposed action will create a strong and profitable foundation upon which we can invest in our chosen areas and grow the business over the remainder of 2006.
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
Summary of Critical Accounting Policies; Significant Judgments and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated and condensed financial statements. The accompanying unaudited consolidated and condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in our Annual Report on Form 10-K. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been two significant changes made during the three months ended March 31, 2006 regarding our accounting policies and estimates disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005. The first change is in regards to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). The second change is in regards to our revenue recognition policies and is a result of new revenue sources from the acquisition of PGI. The updated critical accounting policies are disclosed below.
•	Stock-Based Compensation Expense. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective application transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all share-based payments granted after January 1, 2006 and those shares granted in prior periods but not yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R’s adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price or granted restricted stock.

Based on historical experience the Company has assumed an annualized forfeiture rate of 7% for awards granted to its senior executives and directors, and a 20% forfeiture rate for its remaining employees. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated. The cumulative effect of the accounting change resulted in income of $154,000 and was recognized in the statement of operations for the three-month period ending March 31, 2006.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management estimated the volatility based on historical volatility of its own stock. Therefore, expected volatility for the quarter ended March 31, 2006 was based on the daily closing prices of our common stock during the 6.25 year period ended December 31, 2005. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 4 to the Consolidated Condensed

Financial Statements for a further discussion on stock-based compensation.

•	Revenue Recognition and Allowance for Doubtful Accounts. We recognize revenue from the provision of professional services, digital marketing services and off-line printing and production services arrangements with our clients when persuasive evidence of an arrangement exists, services have been provided to the customer, the fee is fixed or determinable and collectibility is reasonably assured. In instances where the customer, at its discretion, has the right to reject the services prior to final acceptance, revenue is deferred until such acceptance occurs.

We recognize revenues from our fixed-price, fixed time technology implementation consulting contracts using the percentage-of-completion method pursuant to Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” Revenues generated from fixed-price, fixed time non-technology implementation contracts, except for support and maintenance contracts, are recognized based upon a proportional performance model in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Our percentage-of-completion method and our proportional performance method of accounting calculate revenue based on the percentage of labor incurred to estimated total labor. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of an arrangement can be made, based on historical experience and milestones set in the contract. Revenue from time-and-material contracts is recognized as services are provided. Revenue generated from support and maintenance contracts is recognized ratably over the arrangement’s term.

Our project delivery and business unit finance personnel continually review labor incurred and estimated total labor, which may result in revisions to the amount of recognized revenue under an arrangement. Certain arrangements provide for revenue to be generated based upon the achievement of certain performance standards. Revenue related to the achievement of performance standards were immaterial for the three-months ended March 31, 2006 and 2005.

Revenues from arrangements with multiple elements are allocated based on the fair value of the elements in accordance with EITF Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” For these arrangements, we evaluate all deliverables in the arrangement to determine whether they represent separate units of accounting. Fair value is determined based on reliable evidence of the fair value of each deliverable. Revenues are recognized in accordance with our accounting policies for the separate elements when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially under our control. This evaluation is performed at the inception of the arrangement and as each item in the arrangement is delivered. The evaluation involves significant judgments regarding the nature of the services and deliverables being provided, whether these services and deliverables can reasonably be divided into the separate units of accounting and the fair value of the separate elements determined.

The majority of the revenues related to our media services which includes the purchasing of website space on behalf of our clients, are recorded as the net amount of our gross billings less pass-through expenses charged. In these situations, the amount billed to these clients significantly exceeds the amount of revenue that is earned and reflected in our financial statements. In accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we assess whether the agency or the third-party supplier is the primary obligor. We evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as inventory risk, latitude in establishing pricing, discretion in supplier selection and credit risk. Based on these criteria and consideration of industry practice to generally record revenue on a net versus gross basis, we believe that their must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, our media marketing services revenues are recorded net of pass-through charges as we believe the key indicators of the business suggest we generally act as an agent on behalf of our clients in our primary lines of business.

Our marketing technologies services help our clients optimize their cross platform marketing effective to track behavior and improve conversion rates through data-driven analysis. These services are provided in exchange for monthly retainer fees and license fees and are recognized as the monthly services are provided.

Revenue from off-line printing and production services are recognized at the time title of the related items transfers to our customers given all other revenue recognition criteria have been met.

If we do not accurately estimate the resources required or the scope of work to be performed for an arrangement or we do not manage the project properly within the planned time period, then we may recognize a loss on the arrangement. Provisions for estimated losses on uncompleted arrangements are made on an arrangement-by-arrangement basis and are recognized in the period in which such losses are identified. We have committed unanticipated additional resources to complete projects in the past, which has resulted in lower than anticipated profitability or losses on those arrangements. We expect that we will experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the process, which could result in a fixed price that is too low and, therefore, a correct estimation could adversely affect our business, financial condition and results of operations.

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
Results of Operations
     The following table sets forth the percentage of our service revenues of items included in our consolidated and condensed statements of income:

	Three Months
	Ended
	March 31,
	2006	2005
Revenues:
Service revenues	100%	100%
Reimbursable expenses	3	5

Total gross revenues	103	105

Operating expenses:
Project personnel costs, before reimbursable expenses	66	60
Reimbursable expenses	3	5

Total project personnel costs	69	65

	Three Months
	Ended
	March 31,
	2006	2005
Selling and marketing costs	8	5
General and administrative costs	27	27
Restructuring and other related charges	1	—
Amortization of intangible assets	1	—

Total operating expenses	106	97

(Loss) income from operations	(3)	8
Interest and other income, net	2	1

(Loss) income before income taxes and cumulative effect of accounting change	(1)	9
(Benefit from) provision for income taxes	—	1

(Loss) income before cumulative effect of accounting change	(1)	8
Cumulative effect of accounting change	—	—
Net (loss) income	(1)%	8%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Service Revenues
     Our service revenues for the three month period ended March 31, 2006 and 2005 were as follows:

	Three Months Ended
	March 31,	March 31,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
Service revenues	$88,432	$76,808	$11,624	15%

     Our service revenues represent revenues from our professional consulting service arrangements as well as our digital marketing service arrangements. Our service revenues during the three months ended March 31, 2005, compared to the same period in 2005 increased 15%. The increase in service revenues year over year is primarily due to an increase in service revenues in North America offset by decreases in the United Kingdom and Germany. The increase in service revenues in North America is primarily attributable to organic revenue growth related to our consumer and travel industry group combined with revenue growth due to our 2005 and 2006 acquisitions. The decrease in service revenues in the United Kingdom and Germany is primarily attributable to slowed revenue growth related to service agreements associated with our United Kingdom business unit and a decrease in revenue related to our Germany business unit primarily due to a decrease in revenue related to our energy service clients. Our long-term revenues were 27% of our service revenues in the first quarter of 2006, compared to 34% in the first quarter of 2005. The decrease in our long-term revenues is primarily due to certain client contracts changing from a long-term to a short-term nature combined with certain continuing clients reducing their revenue commitment levels. Long-term revenues are revenue commitments of one year or more in which the client has committed spending levels to us or chosen us as an exclusive provider of certain services. During 2006, certain of these long-term revenue arrangements will end, while others may be signed.
     In the first quarter of 2006, our five largest clients accounted for approximately 23% of our service revenues in the aggregate, which represents a decrease compared to 29% in the first quarter of 2005. No clients accounted for more than 10% of our service revenues in the first quarters of 2006 and 2005.
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

	Three Months Ended
	March 31,	March 31,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
Project personnel costs (before reimbursable expenses)	$58,410	$45,983	$12,427	27%

Project personnel costs (before reimbursable expenses) as a percentage of service revenues	66%	60%	6
     The increase in year over year project personnel costs, before reimbursable expenses, was primarily due to increases in project personnel compensation and benefits expense. These increases were primarily driven by the increase in the number of delivery people worldwide. As of March 31, 2006, we employed 2,775 delivery people worldwide, of which 1,500 were India-based. By comparison, as of March 31, 2005, we employed 2,175 delivery people worldwide, of which 1,232 delivery people were India-based.
     Project personnel costs (revenues before reimbursements less cost of services before reimbursements) as a percentage of revenues before reimbursements for the first quarter of 2006 were 34% compared to 40% in the first quarter of 2005. The 6 percentage point decrease was primarily due to project personnel expenses increasing greater than our revenues increased. For the first quarter of 2006, our utilization rate decreased slightly to 75% compared to 76% as of the first quarter of 2005.
Selling and Marketing Costs
     Selling and marketing costs consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional costs.

	Three Months Ended
	March 31,	March 31,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
Selling and marketing costs	$6,906	$3,613	$3,293	91%

Selling and marketing costs as a percentage of service revenues	8%	5%	3
     Selling and marketing costs increased in absolute dollars and as a percentage of service revenues primarily due to the increase in the number of selling and marketing personnel. The number of selling and marketing personnel increased to 100 people at the end of the first quarter of 2006 compared to 47 people at the end of the first quarter of 2005. The year-over-year increase in selling and marketing people is due to people transitioning from roles that were principally project related to principally sales related. This is a result of a re-definition of these individuals roles, including implementation of a new compensation plan focused on business development.
General and Administrative Costs
     General and administrative costs relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses.

	Three Months Ended
	March 31,	March 31,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
General and administrative costs	$23,841	$20,923	$2,918	14%

General and administrative costs as a percentage of service revenues	27%	27%	flat
     General and administrative costs have increased in absolute dollars for the three months ended March 31, 2006 compared to the same periods in 2005 due to an increase in compensation and benefits expense. As of March 31, 2006, we employed 512 general and administrative people worldwide, of which 276 were India-based. By comparison, as of March 31, 2005, we employed 402 people worldwide, of which 208 people were India-based.

Restructuring and Other Related Charges
     We recorded restructuring and other related charges of $804,000 during the first quarter 2006. We did not have any restructuring or other related charges during the first quarter 2005.
     We initiated a restructuring plan in the United Kingdom during the first quarter of 2006 in order to better position ourselves to capitalize on market opportunities in the United Kingdom, and better align our operations to those opportunities. As a result we initiated a plan to align our workforce and skill set with our current and expected future needs. We believe our proposed action will create a strong and profitable foundation upon which we can invest in our chosen areas and grow the business significantly over the remainder of 2006. Approximately thirty-five employees will be terminated and as a result we recorded $330,000 to restructuring and other related charges in our consolidated and condensed statement of operations, related to severance and termination benefits in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits”. The charge was recorded to the United Kingdom segment in our Results by Operating Segment. We expect these amounts to be paid during 2006.
     In conjunction with our restructuring plan announced during the fourth quarter of 2005, during the first quarter of 2006 we recorded charges of approximately $200,000 to restructuring and other related charges in our consolidated and condensed statement of operations, related to severance and termination benefits and stay-bonuses earned for terminated employees. The charge was not recorded to a segment but included in ‘Reconciling items’ in our Results by Operating Segment. As of March 31, 2006, no amounts related to this liability have been paid. Additional costs of the restructuring related to the initiative announced during 2005 are expected to be approximately $0.6 million associated with costs incurred in accordance with SFAS 146, primarily stay-bonuses, which will continued to be amortized over the period in which they are earned and are expected to be paid and earned during the second and third quarters of 2006.
     We recorded restructuring charges during the first quarter of 2006 of approximately $270,000, primarily due to changes based on more current information received in the second quarter of 2006 related to our restructuring assumptions associated with our restructured Santa Monica, California. The Company has not finalized all sublease agreements and is currently involved in negotiations to sublease the vacant space.
     Accruals for restructuring and other related activities as of, and for, the three months ended March 31, 2006 and 2005, were as follows (in thousands):

	Workforce	Facilities	Total
Balance, December 31, 2005	$300	$21,275	$21,575
Additional charge	532	272	804
Non-cash, utilized	—	(194)	(194)
Cash utilized	—	(1,776)	(1,776)

Balance, March 31, 2006	$832	$19,577	$20,409

Current accrued restructuring costs			$6,466

Non-current accrued restructuring costs			$13,943

     The remaining accrued restructuring costs are $20.4 million at March 31, 2006, of which the cash outlay over the next 12-months is expected to be $6.5 million, and the remainder will be paid through 2011.

Amortization of Intangible Assets
     During the first quarter of 2006, amortization of intangible assets including: non-compete and non-solicitation agreements, customer list and backlog related to the 2006 PGI acquisition, SAP license agreement and customer list relating to the 2005 BIS acquisition and customer contracts and developed technology resulting from prior acquisitions. During the first quarter of 2005, amortization of intangible assets consists primarily of amortization of customer contracts and developed technology resulting from prior acquisitions. Amortization expense related to intangible assets was $1.0 million and $129,000 for the three months ended March 31, 2006 and 2005, respectively. The year over year increase in amortization was due to the 2005 and 2006 acquisitions.
Interest and Other Income
     Interest and other income is derived primarily from investments in U.S. government securities, tax-exempt, short-term municipal bonds and commercial paper.

	Three Months Ended
	March 31,	March 31,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
Interest and other income	$1,346	$830	$516	62%

     Included in interest and other income for the first quarter of 2006 is approximately $394,000 of business interruption insurance proceeds related a fire which occurred in our Gurgaon, India office during the first quarter of 2005. The remainder of the increase to interest and other income is due to improved investment performance and higher prevailing interest rates.
Provision for Income Taxes
     We have deferred tax assets which have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, current and enacted tax legislation and other temporary differences between book and tax accounting, to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2001, 2002 and 2003, and uncertainty as to the extent and timing of profitability in future periods, we have recorded a valuation allowance of approximately $104,000 as of March 31, 2006 relating to the deferred tax assets in the United States. Having assessed the ability to realize the deferred tax assets in certain foreign jurisdictions, we believe that future taxable income will be sufficient to realize the deferred tax benefit of the deferred tax assets in Canada, the United Kingdom, and Germany. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss in each jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.
     Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

Results by Operating Segment
     We have discrete financial data by operating segments available based on our method of internal reporting, which disaggregates our operations. Operating segments are defined as components of the Company concerning which separate financial information is available to manage resources and evaluate performance. Beginning with the first quarter of 2006, we combined our Canada international business unit and two of our United States business units, and identified one additional business unit in the United States. Specifically, we combined our Financial Services, Automotive, Consumer and Energy business unit, our Technology, Education, Communications and Health Care business unit and our Canada business unit into one business unit, which is now named North America Commercial (“NAC”) and Experience Marketing became a standalone business unit. Our three business units in North America are now: (i) North America Commercial, (ii) Government and (iii) Experience Marketing. In addition, we have two European business units: United Kingdom and Germany. We have reported our results by operating segments accordingly, and quarterly results for operating segments for 2005 have been restated to reflect these changes.
     Prior to the first quarter of 2006 the Company did allocate certain selling, marketing and general and administrative expenses to its business units in the United Kingdom, Germany and Canada as these activities had been managed with the business unit, but the Company had not allocated these expenses to the business units in the United States. Beginning in the first quarter of 2006 the Company does not allocate certain marketing and general and administrative expenses to its NAC, United Kingdom, Germany and Experience Marketing business unit segments because these activities are managed separately from the business units. The Company does allocate certain marketing and general and administrative expenses to its Government business unit as these activities are managed with the business unit. Quarterly results for operating segments for 2005 have been restated to reflect these changes. We did not allocate the costs associated with our restructure events across our operating segments for internal measurement purposes, given that the substantial majority of the restructuring costs were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. We did allocate the workforce reduction costs associated with the United Kingdom’s 2006 restructure plan due to the specific identification of the terminated employees to their respective business unit. Asset information by operating segment is not reported to or reviewed by the chief operating decision makers and, therefore, the Company has not disclosed asset information for each operating segment.
     The tables below present the service revenues and operating (loss) income attributable to these operating segments for the periods presented. The “all other” category represents HWT, Inc., a majority-owned subsidiary.

	Three Months Ended
	March 31,	March 31,
	2006	2005
Service Revenues	(In thousands)
North America Commercial	$53,966	$43,294
Government	5,177	4,738
Experience Marketing	4,514	—
United Kingdom	17,391	19,053
Germany	6,425	8,067

Total Reportable Segments	87,473	75,152
All other	959	1,656

Consolidated Total	$88,432	$76,808

	Three Months Ended
	March 31,	March 31,
	2006	2005
Operating Income (Loss)	(In thousands)
North America Commercial(1)	$17,912	$13,992
Government(1)	1,173	2,481
Experience Marketing (1)	(1,377)	—
United Kingdom(1)	3,066	5,237
Germany(1)	2,181	3,299

Total Reportable Segments(1)	22,955	25,009
All other(1)	(327)	132
Reconciling items(2)	(23,848)	(18,151)

Consolidated Net (Loss) Income Before Income Taxes and Cumulative Effect of Accounting change	$(1,220)	$6,990

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income in order to arrive at consolidated income (loss) before income taxes include the following:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Centrally managed functions (3)	$20,333	$18,291
Restructuring and other related charges	471	—
Amortization of intangible assets	1,037	129
Stock-based compensation	2,818	22
Interest and other (income), net	(1,346)	(830)
Unallocated expenses(4)	535	539

	$23,848	$18,151

(3)	Includes marketing, general and administrative and support costs controlled separately from operating segments.

(4)	Includes costs controlled directly by corporate headquarters.
Service Revenues by Operating Segments
     Consolidated service revenues for the first quarter of 2006, compared to the first quarter of 2005, increased 15% in U.S. dollars and 17% in local currency terms. Our NAC business unit increased service revenues $10.7 million, or 25%, in the first quarter of 2006 compared to the first quarter of 2005. The year-over-year increase in our NAC business unit was primarily a result of organic revenue growth related to our consumer and travel industry group combined with revenue related to our 2005 acquisition. Our Government business unit’s service revenues increased 9%, or $439,000, in the first quarter of 2006 compared to the first quarter of 2005. Our United Kingdom business unit reported a year-over-year decrease in service revenues of 9% or $1.7 million, or 1% in local currency. The decline in services revenues in the United Kingdom’s business unit is primarily due to the decrease in revenue related to service agreements associated with this business unit and a general slowing in signing new business. Germany’s service revenues decreased 20% or $1.6 million, or 15%in local currency, in the first quarter of 2006 compared to the first quarter of 2005. Germany’s revenue decline is attributable to a general slowing in the signing of new business and a decline in revenue related to the energy services industry group. Our Experienced Marketing (“EM”) business unit reported service revenues of $4.5 million for the first quarter of 2006. Our EM business unit is a new business unit for 2006 and is primarily attributable to our PGI acquisition.
Operating Income by Operating Segments
     Our NAC business unit increased operating income $3.9 million, or 28%, in the first quarter of 2006 compared to the first quarter of 2005 Our Government, United Kingdom and Germany operating segments did not have improved operating results during the first quarter of 2006 compared to the first quarter of 2005. Our Government business unit’s operating income decreased $1.3 million in the first quarter of 2006 compared to the first quarter of 2005. Our United Kingdom business unit’s operating income decreased $2.2 million during the first quarter of 2006 compared to the first quarter of 2005, while Germany’s operating income decreased $1.1 million in the first quarter of 2006 compared to the first quarter of 2005. Lower operating income results in the United Kingdom and Germany are primarily due to a decrease in average utilization rates resulting from lower than expected service revenues.

Liquidity and Capital Resources
     During the first quarter of 2006 we experienced a use of cash from operations of $19.0 million. We invest our excess cash predominantly in instruments that are highly liquid, investment grade securities. At March 31, 2006, we had approximately $107.2 million in cash, cash equivalents, restricted cash and marketable investments, compared to $157.8 million at December 31, 2005.
     We have deposited approximately $1.6 million with various banks as collateral for letters of credit and performance bonds and have classified this cash as restricted on the accompanying consolidated and condensed balance sheet at March 31, 2006.
     In our Annual Report on the Form 10-K for the year ended December 31, 2005, under the heading Liquidity and Capital Resources, we outlined our contractual obligations. For the quarter ended March 31, 2006, there has been an increase of approximately $1.5 million in our contractual obligations. This increase is related to operating and capital leases assumed in relation to our PGI acquisition. Of these obligations, $0.4 million is due in less than one year and $1.1 million is due between one to three years.
     Cash used in operating activities was $19.0 million for the three months ended March 31, 2006. This resulted primarily from our net loss of $0.9 million in addition to an increase in accounts receivable of $3.7 million, increase in unbilled revenues on contracts of $14.0 million, increase in prepaid expenses and other current assets of $1.2 million, decrease in accounts payable of $3.0 million and decrease in our accrued compensation of $8.0 million, primarily offset by net non-cash charges of $6.9 million, including $3.3 million of depreciation and amortization, stock compensation expense of $2.8 million and deferred taxes of $0.3 million and an increase in deferred revenue on contracts of $5.8 million. Days sales outstanding (DSO) is calculated based on actual 3 months of revenue and period end receivables, unbilled and deferred revenue balances. DSO for accounts receivable increased to 84 days in the first quarter of 2006 from 71 days in the first quarter of 2005 primarily as a result of a decrease in productivity related to system processes as part of the transition related to our strategic initiatives to decrease general and administrative costs. We expect the unbilled revenue balance as of March 31, 2005 to be short-term in nature.
     Cash used in investing activities was $8.5 million for the three months ended March 31, 2006. This was due primarily to the net cash paid for the PGI acquisition of approximately $26.5 million, and capital expenditures of $2.3 million offset by $20.4 million of net sale of marketable investments. Our capital expenditures for the three months ended March 31, 2006 included approximately $2.0 million of software, of which $1.3 million related to our Oracle HRMS implementation, and approximately $0.7 million related to New Financial Systems for our Government business unit.
     Cash used in financing activities was $3.6 million for the three months ended March 31, 2006, as a result of the repurchase of our common stock shares for approximately $6.2 million offset by $2.6 million of cash proceeds provided from the sale of common stock the exercise of employee stock options.
     On November 16, 2004, Sapient’s Board of Directors authorized up to $25.0 million in funds for use in the Company’s common stock repurchase program. On February 10, 2006 the Board of Directors authorized an additional $25.0 million in funds for use in such programs. Sapient has announced that it will repurchase shares on the open market or in private transactions from time to time depending on market conditions. Each authorization shall continue for a period of two years from its inception or until it is discontinued by the Board of Directors. Under the Company’s buyback program no shares were repurchased in 2004 and 3.0 million shares were repurchased in 2005 at an average price of $5.84 per share for an aggregate purchase price of $17.6 million. During the first quarter of 2006, we repurchased an additional 1,040,000 shares of our common stock at an average price of $5.98 per share for an aggregate purchase price of approximately $6.2 million.

     We believe that our existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet our working capital, capital expenditure, restructuring requirements and stock repurchase initiatives for at least the next 12 months.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the three months ended March 31, 2006, no changes in our market risk exposure occurred. For quantitative and qualitative disclosures about market risk affecting Sapient, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006 and concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.
Changes in Internal Control Over Financial Reporting
     As of March 1, 2006, we implemented Deltek Systems, Inc. (“Deltek”), a financial reporting software application, for our Government business unit. We use Deltek for several finance-related functions within the Government business unit, including trial balance and profit & loss reporting, time tracking, expense report submission and payment, accounts payable and receivable management and reporting, and contract management.
     Except as provided immediately above, no changes in the Company’s internal control over financial reporting occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international segment revenues were $12.7 million for the first quarter of March 31, 2006. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues, purchases, payroll and investments. We also have a significant amount of foreign currency net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk, because we frequently incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.
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
     Our profitability derives from and is impacted by three factors, primarily: (i) the prices for our services; (ii) our consultants’ utilization or billable time, and (iii) our costs. To achieve our desired level of profitability our utilization must remain at an appropriate rate, and we must contain our costs. Should we reduce our prices in the future as a result of pricing pressures, or should we be unable to achieve our target

35

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
     Some of our contracts can be canceled by the client with limited advance notice and without significant penalty. A client’s termination of a contract for our services could result in a loss of expected revenues and additional expenses for staff that were allocated to that client’s project. We could be required to maintain underutilized employees who were assigned to the terminated contract. The unexpected cancellation or significant reduction in the scope of any of our large projects, or client termination of one or more recurring revenue contracts (see definition of “recurring revenue” in Part I, Item 2, above), could have a material adverse effect on our business, financial condition and results of operations.
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
     Our business model focuses heavily on delivering measurable business results for our clients. From time to time, we align our interests with our client’s interests by putting a portion of our fees at risk, the receipt of which depends on our client’s attainment of the business value we promised. Our inability to deliver the business value that we have promised on a project could materially affect the profitability of that project, because we typically will incur the same level of project costs regardless of whether the promised business value is attained. We could also experience delays in revenue recognition or payment because the measurement of business value is often complex and may involve a verification process between us and our client. As a result, our failure to deliver the business value that we promise to our clients could materially affect our business, financial condition and results of operations
Our stock price is volatile and may result in substantial losses for investors.
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

     Jerry A. Greenberg and J. Stuart Moore, our Co-Chairmen of the Board of Directors and Co-Chief Executive Officers, own approximately 33% of our outstanding common stock in the aggregate. As a result, they have the ability to substantially influence, and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of Directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.
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
Item 9. Exhibits

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
SAPIENT CORPORATION

Signature	Title	Date

/s/ JERRY A. GREENBERG	Co-Chief Executive Officer	May 10, 2006
Jerry A. Greenberg	Co-Chairman of the Board

/s/ SCOTT J. KRENZ	Chief Financial Officer	May 10, 2006
Scott J. Krenz