Form 10-Q
period 2006-06-30
SAPIENT CORP
filed 2007-06-12
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day
Yes ☐            No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 7, 2007

Common Stock, $0.01 par value per share	123,679,495 shares

SAPIENT CORPORATION
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Quarterly Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Quarterly Report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” and elsewhere in this Quarterly Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Quarterly Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.
EXPLANATORY NOTE
     In this Form 10-Q, Sapient Corporation (“Sapient” or the “Company”):
(a) restates its Consolidated and Condensed Balance Sheets as of as of December 31, 2005 (“Q4 2005”), and the related Consolidated and Condensed Statements of Operations for the three months ended and six months ended June 30, 2005 and the Consolidated and Condensed Statement of Cash Flows for the six months ended June 30, 2005; and
(b) amends its “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) for the foregoing periods.
     Concurrent with the filing of this Form 10-Q, the Company is filing its quarterly report Form 10-Q for the three months ended and nine months ended September 30, 2006 (“Q3 2006”) and an annual report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”).

     The Company has restated its Consolidated Balance Sheet as of December 31, 2005, and the related Consolidated Statements of Operations and Cash Flows, and Changes in Stockholders’ Equity, for each of the years ended December 31, 2005 and 2004 in its 2006 Form 10-K.
     Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q have not been amended and should not be relied upon.

Background of the Restatement

As announced on August 8, 2006, the Audit Committee of Sapient’s Board of Directors (“Audit Committee”) initiated a voluntary, independent investigation into the Company’s historical stock-based compensation practices after a management review discovered irregularities in certain past stock option grants for the periods 1996 through 2001. One committee member who had been on the Compensation Committee during this period recused himself from participation.

On November 20, 2006, the Audit Committee announced that the results of the internal investigation indicated a lack of controls and documentation, principally prior to 2004, around the Company’s stock-based compensation granting process, as well as irregularities relating to pricing of certain grants of options to purchase the Company’s common stock (“options” or “stock options”) awarded principally during the period from 1996 through 2001 (the “Identified Period”). With the exception of the 60-day and 7-day pricing, which occurred primarily in 1996 and 1997, the Audit Committee did not find any evidence of a systematic effort to intentionally backdate stock option grants on a large scale. The Audit Committee’s report included the following key findings:

•	The investigation found no misconduct by any of the individuals who were serving on the Company’s management team as of the conclusion of the Audit Committee’s internal investigation.

•	The investigation found that the Company’s former CEO, Jerry Greenberg, former CFO, Susan Cooke and former General Counsel, Deborah Gray, participated, to varying degrees, in issuing these grants. All three participated in the authorization of the 60-day pricing practice and in certain instances of targeted pricing. Additionally, the investigation found that the former CFO and former General Counsel participated in the authorization of re-pricing and "look-back" pricing of grants in connection with certain of the Company’s acquisitions in 1998 and 1999. The investigation was inconclusive on whether the former CEO and former General Counsel fully understood the accounting and disclosure ramifications of these practices. The Audit Committee found evidence that the former CFO knew that certain practices had accounting and disclosure implications but failed to take steps to ensure that the accounting for those practices was proper. The former CEO, who received no stock options in the 15 years since his co-founding Sapient, resigned from the Company in October 2006. The former CFO also resigned then. The former General Counsel, Deborah Gray, left the Company in January 2002. Stuart Moore, a member of the Board of Directors, who co-founded Sapient and was co-CEO until June 2006, never received stock options and did not participate in issuing these grants.

•	Some members of current management received options that, in some cases, had prices corresponding to a date earlier than the measurement date for accounting purposes. None of the members of current management were in a position at the time to approve their own option grants.

•	Certain outside members of the Board of Directors received options that had prices corresponding to a date other than the measurement date for accounting purposes. In some instances Board members receiving these grants had executed written consents approving the grants, although none of the members of the Board of Directors directed the pricing of options they received or the pricing of any other options.

The Audit Committee and Management concluded that the actual “measurement date,” as that term is defined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), was different from the measurement date recorded by the Company for a number of grants of options to purchase the Company’s common stock (“options” or “stock options”) which were awarded to both “Section 16” officers and directors and other employees. As a result of having identified these incorrect measurement dates and other errors described below in accounting for stock option grants, management concluded that the Company’s previously issued financial statements should be restated. The issues identified by the investigation fall into the following main categories:

(a) Lack of certain documentation for Company-wide grants.  With respect to certain of the grants that were typically made on an annual or semi-annual basis to all eligible rank-and-file employees in the Company (“Company-wide grants”), there is a lack of certain supporting documentation.

(b) Grants without proper authorization.  These grants which were primarily to new hires or in connection with promotions were made: (i) by individuals who may not have been explicitly delegated the authority to make grants under the relevant plans (e.g., grants were authorized by one of the Company’s two co-CEOs, during a period when approval from both co-CEOs was required under the terms of the plans); (ii) in amounts beyond the ranges authorized by the Compensation Committee; or (iii) without Compensation Committee approval, when such approval was required (e.g., a grant to an individual who had been designated as a Section 16 officer).

(c) 7-day, 15-day or 60-day pricing for grants.  Certain grants were priced at the lowest quoted market price in the 7 days, 15 days or 60 days following the date of grant. It appears that this practice occurred primarily in 1996 and 1997.

(d) Targeted pricing.  Certain grants were made to an individual or small group of individuals in which the measurement date recorded by the Company preceded the appropriate measurement date as determined under APB No. 25, and in which it appears that the earlier measurement date was chosen in part because pricing was favorable on that date.

(e) Grants issued in connection with business acquisitions.  For grants issued to employees who joined the Company in connection with two acquisitions which occurred in 1999, it was determined that both acquisitions granted options priced utilizing a 30-day lookback where the Company priced the options at the lowest stock price in the 30-day period after the acquisition. The Company determined that options granted in connection with one acquisition in 1998 were repriced.

(f) Promotion grants.  In certain instances, the Company priced grants as of the date the promotion was authorized, rather than the date that the terms of the stock option grant (including the number of shares to be granted) were finalized. In some instances, this practice resulted in more favorable prices and in some instances it did not result in more favorable pricing.

(g) Grants authorized by written consent.  These grants, primarily to senior personnel within the Company, and in one instance in 1999 to outside Directors on the Board, were authorized by written consents bearing a date which was used to establish the exercise price, and which was significantly earlier than the date the written consents were fully executed.

(h) Administrative errors.  These grants comprise several instances where stock-based compensation grants were mispriced due to what appears to be administrative or clerical errors, such as failing to correctly input a date from a grant list.

Upon the conclusion of the internal investigation, the Company completed an assessment of the appropriate measurement dates and the related accounting for the matters described above.

The Company is restating the financial statements and related disclosures described above in accordance with accounting principles generally accepted in the United States to record the following:

•	Non-cash, stock-based compensation expense for the difference between the option price and the quoted market price on the measurement date;

•	Other immaterial adjustments that were not previously recorded; and

•	Related tax effects for all items.

Summary of the Restatement Adjustments

The restatement principally reflects additional stock-based compensation expense and related tax effects pertaining to the Company’s historical stock-based compensation practices under APB No. 25, the Company’s accounting method for periods prior to January 1, 2006.

The following is a summary of the pre-tax compensation expense associated with the Adjusted Options to be recognized in each period from 1996 to 2005 (in thousands):

Compensation
Period	Expense

1996	$51
1997	567
1998	2,896
1999	6,251
2000	13,333
2001	10,663
2002	6,835
2003	3,762
2004	2,388
2005	288

Total	$47,034

    Of the $288,000 of compensation expense related to 2005, $110,000 and $225,000 were recorded in the three and six months ended June 30, 2005, respectively.

     Related Tax Adjustments
     The Company reviewed the income tax effect associated with the Adjusted Options. Certain of the Adjusted Options were originally intended to be Incentive Stock Options (“ISOs”), under U.S. tax regulations. However, by definition, ISOs may not be granted with an exercise price less than the fair market value of the underlying stock on the date of grant. Due to the impact of the measurement date changes on the qualified status of affected ISOs, they no longer qualify as ISOs under the regulations. Therefore, the affected ISOs were accounted for as if they were non-qualified stock options for income tax accounting purposes. The Company recorded a liability for the unpaid income and employment taxes plus potential penalties and interest based upon the change in status of the affected options. The Company recorded a liability for the taxes, penalties and interest due to based upon the change in status of the options in the amount of $17.8 million. The Company recorded a reversal of this accrual in the amount of $16.5 million due to the expiration of the tax statute of limitations for years 2002 and prior. These adjustments resulted in a net charge to income of $1.3 million over the period 1996 to 2006. The net charge (benefit) recorded by the Company for these liabilities for the period indicated was as follows :

Net payroll tax related
Year	charge (Benefit)
(In thousands)
1997	$1
1998	429
1999	4,224
2000	11,070
2001	773
2002	(429)
2003	(4,143)
2004	(10,640)
2005	(352)
2006	366

Total	$1,299

     Of the $366,000 net charge recorded during 2006, $34,000 and $238,000 was recorded in the three and six months ended June 30, 2006, respectively. Of the $(352,000) net benefit recorded during 2005, $(595,000) and $(572,000) were recorded in the three and six months ended June 30, 2005, respectively.
     Because the Company has a full valuation allowance against its deferred tax assets in the U.S., the income tax benefit of stock-based compensation adjustments described above was not material.

     The following table sets forth the net impact of the Company’s restatement and the related tax effects as a result of historical stock option practices, as well as other immaterial adjustments unrelated to historical stock option practices that were previously unrecorded. The Company recorded other immaterial adjustments that were not previously recorded in the financial statements which consisted primarily of corrections to restructuring related lease obligations, adjustments to interest income and other miscellaneous adjustments. The pre-tax impact of all adjustments are set forth below:

		(Decrease)
		Increase to Net
Period		Earnings
		(in thousands)
2003 and prior		$(57,438)
2004		8,483
First quarter 2005	(247)
Second quarter 2005	108
Third quarter 2005	(891)
Fourth quarter 2005	1,731

Total 2005		701
First quarter 2006		(546)

Total impact through first quarter of 2006		$(48,800)

     The following table is a summary of all restatement amounts included in the cumulative adjustment to opening Accumulated Deficit as of January 1, 2004:

		Net Payroll Tax Related
	Compensation	Charge	Other
Period	Expense	(Benefit)	Adjustments	Total Adjustment
		(in thousands)
1996	$51	$—	$—	$51
1997	567	1	—	568
1998	2,896	429	—	3,325
1999	6,251	4,224	—	10,475
2000	13,333	11,070	—	24,403
2001	10,663	773	756	12,192
2002	6,835	(429)	415	6,821
2003	3,762	(4,143)	(16)	(397)

Cumulative Adjustment to Opening Accumulated Deficit as of January 1, 2004	$44,358	$11,925	$1,155	$57,438

SAPIENT CORPORATION
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED AND CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
		As Restated
	Unaudited
	(In thousands, except
	per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$47,660	$69,948
Marketable securities	48,003	86,288
Restricted cash, current portion	327	319
Accounts receivable, less allowance for doubtful accounts of $2,135 and $887, at June 30, 2006 and December 31, 2005, respectively	87,443	60,016
Unbilled revenues	30,033	16,849
Prepaid expenses and other current assets	20,628	10,397

Total current assets	234,094	243,817
Restricted cash, net of current portion	1,290	1,217
Property and equipment, net	23,770	20,561
Purchased intangible assets, net	9,233	2,940
Goodwill	38,929	11,770
Other assets	9,072	5,746

Total assets	$316,388	$286,051

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,756	$5,396
Accrued compensation	21,722	25,337
Accrued restructuring costs, current portion	5,078	6,565
Deferred revenues, current portion	11,374	5,559
Other accrued liabilities	45,214	21,432

Total current liabilities	91,144	64,289
Accrued restructuring costs, net of current portion	13,034	15,010
Deferred revenues, net of current portion	994	1,154
Other long-term liabilities	5,434	3,507

Total liabilities	110,606	83,960
Commitments and contingencies (Note 6)
Redeemable common stock, par value $0.01 per share, 224,469 and 313,943 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	480	671
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 authorized and none issued at June 30, 2006 and December 31, 2005	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 131,785,758 and 130,478,206 shares issued at June 30, 2006 and December 31, 2005, respectively	1,318	1,304
Additional paid-in capital	542,355	542,028
Treasury stock, at cost, 8,923,425 and 6,951,772 shares at June 30, 2006 and December 31, 2005, respectively	(31,830)	(18,601)
Deferred compensation	—	(11,927)
Accumulated other comprehensive income	2,389	1,051
Accumulated deficit	(308,930)	(312,435)

Total stockholders’ equity	205,302	201,420

Total liabilities, redeemable common stock and stockholders’ equity	$316,388	$286,051

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		As Restated		As Restated
	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Service revenues	$98,003	$74,940	$185,097	$150,214
Reimbursable expenses	3,378	2,480	6,347	6,026

Total gross revenues	101,381	77,420	191,444	156,240

Operating expenses:
Project personnel expenses	66,232	42,465	124,173	87,912
Reimbursable expenses	3,378	2,480	6,347	6,026

Total project personnel expenses and reimbursable expenses	69,610	44,945	130,520	93,938
Selling and marketing expenses	4,589	3,720	11,422	7,260
General and administrative expenses	24,244	20,826	47,559	41,353
Restructuring and other related charges	334	5,367	1,148	5,491
Amortization of intangible assets	844	212	1,881	342

Total operating expenses	99,621	75,070	192,530	148,384

Income (loss) from operations	1,760	2,350	(1,086)	7,856
Interest and other income	2,160	1,125	3,540	2,139

Income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	3,920	3,475	2,454	9,995
Provision for income taxes	3,742	550	3,504	1,533

Income (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	178	2,925	(1,050)	8,462
(Loss) income from discontinued operations	(65)	(53)	(433)	314
Gain on disposal of discontinued operations (net of tax provision of $342)	4,834	—	4,834	—

Income before cumulative effect of accounting change	4,947	2,872	3,351	8,776
Cumulative effect of accounting change	—	—	154	—

Net income	$4,947	$2,872	$3,505	$8,776

Basic income (loss) per share from continuing operations	$0.00	$0.02	$(0.01)	$0.07

Diluted income (loss) per share from continuing operations	$0.00	$0.02	$(0.01)	$0.07

Basic net income per share	$0.04	$0.02	$0.03	$0.07

Diluted net income per share	$0.04	$0.02	$0.03	$0.07

Weighted average common shares outstanding	124,373	124,427	124,273	124,304
Weighted average dilutive common share equivalents	2,725	5,424	—	5,559

Weighted average common shares and dilutive common share equivalents	127,098	129,851	124,273	129,863

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2005
		As Restated
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$3,505	$8,776
Adjustments to reconcile net income to net cash used in operating activities:
Loss recognized on disposition of fixed assets	84	1
Depreciation expense	4,673	2,791
Amortization of purchased intangible assets	1,881	342
Deferred income taxes	494	188
Provision for (recovery of) allowance for doubtful accounts, net	1,258	(609)
Stock-based compensation expense	5,559	269
Gain on disposal of discontinued operations	(4,834)	—
Cumulative effect of accounting change	(154)	—
Changes in operating assets and liabilities, net of acquisitions and dispostions:
Accounts receivable	(19,628)	2,858
Unbilled revenues	(12,639)	(8,016)
Prepaid expenses and other current assets	(7,998)	(4,372)
Other assets	(3,142)	5
Accounts payable	(2,027)	886
Accrued compensation	(3,956)	471
Accrued restructuring costs	(3,442)	112
Other accrued liabiliites	19,634	(555)
Deferred revenues	(515)	(4,686)
Other long-term liabilities	693	1,517

Net cash (used in) provided by operating activities	(20,554)	(22)

Cash flows from investing activities:
Cash paid for acquisitions, including transaction costs, net of cash received	(26,664)	(13,334)
Cash received for sale of discontinued operations, net of cash disposed of and payment to minority stockholders	5,142	—
Purchases of property and equipment and cost of internally developed software	(6,078)	(9,347)
Sales and maturities of marketable securities	83,301	39,542
Purchases of marketable securities	(44,491)	(35,959)
Restricted cash	(9)	2,190

Net cash provided by (used in) investing activities	11,201	(16,908)

Cash flows from financing activities:
Principal payments under capital lease obligations	(68)	—
Proceeds from stock option and purchase plans	4,523	3,211
Repurchases of common stock	(16,957)	(2,604)

Net cash (used in) provided by financing activities	(12,502)	607
Effect of exchange rate changes on cash and cash equivalents	(433)	(216)

Decrease in cash and cash equivalents	(22,288)	(16,539)
Cash and cash equivalents, at beginning of period	69,948	66,779

Cash and cash equivalents, at end of period	$47,660	$50,240

Supplemental Cash Flow Information:
Non-cash investing transactions:
Issuance of common stock with acquisition (see Note 3)	$5,855	$3,310

Note receivable related to the sale of HWT (see Note 15)	$1,350	$—

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
1. Basis of Presentation
     The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K, which was filed concurrently with this Form 10-Q. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
     Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation. The results of discontinued operations for the three and six months ended June 30, 2005 are presented separately in the condensed and consolidated statements of operations to conform with the presentation for the three and six months ended June 30, 2006.
     On May 2, 2006, the Company sold 100% of its investment in HWT, Inc. (“HWT”), the Company’s majority-owned, fully consolidated subsidiary. On January 3, 2006, the Company purchased 100% of the outstanding shares of Planning Group International, Inc. (“PGI”). The acquisition of PGI was accounted for under the purchase method of accounting and, accordingly, the results of operations have been included in the Company’s consolidated financial statements as of the acquisition date. On June 1, 2005, the Company purchased Business Information Solutions, LLC (“BIS”). The acquisition of BIS was accounted for under the purchase method of accounting and, accordingly, the results of operations have been included in the consolidated financial statements since the date of acquisition.
     Unless the context requires otherwise, references in this Quarterly Report to “Sapient,” “the Company,” “we,” “us” or “our” refer to Sapient Corporation and its consolidated subsidiaries.
2. Restatement of Unaudited Condensed Consolidated Financial Statements

As announced on August 8, 2006, the Audit Committee of Sapient’s Board of Directors (“Audit Committee”) initiated a voluntary, independent investigation into the Company’s historical stock-based compensation practices after a management review discovered irregularities in certain past stock option grants for the periods 1996 through 2001. One committee member who had been on the Compensation Committee during this period recused himself from participation.

On November 20, 2006, the Audit Committee announced that the results of the internal investigation indicated a lack of controls and documentation, principally prior to 2004, around the Company’s stock-based compensation granting process, as well as irregularities relating to pricing of certain grants of options to purchase the Company’s common stock (“options” or “stock options”) awarded principally during the period from 1996 through 2001 (the “Identified Period”). With the exception of the 60-day and 7-day pricing, which occurred primarily in 1996 and 1997, the Audit Committee did not find any evidence of a systematic effort to intentionally backdate stock option grants on a large scale. The Audit Committee’s report included the following key findings:

•	The investigation found no misconduct by any of the individuals who were serving on the Company’s management team as of the conclusion of the Audit Committee’s internal investigation.

•	The investigation found that the Company’s former CEO, Jerry Greenberg, former CFO, Susan Cooke and former General Counsel, Deborah Gray, participated, to varying degrees, in issuing these grants. All three participated in the authorization of the 60-day pricing practice and in certain instances of targeted pricing. Additionally, the investigation found that the former CFO and former General Counsel participated in the authorization of re-pricing and “look-back” pricing of grants in connection with certain of the Company’s acquisitions in 1998 and 1999. The investigation was inconclusive on whether the former CEO and former General Counsel fully understood the accounting and disclosure ramifications of these practices. The Audit Committee found evidence that the former CFO knew that certain practices had accounting and disclosure implications but failed to take steps to ensure that the accounting for those practices was proper. The former CEO, who received no stock options in the 15 years since his co-founding Sapient, resigned from the Company in October 2006. The former CFO also resigned then. The former General Counsel, Deborah Gray, left the Company in January 2002. Stuart Moore, a member of the Board of Directors, who co-founded Sapient and was co-CEO until June 2006, never received stock options and did not participate in issuing these grants.

•	Some members of current management received options that, in some cases, had prices corresponding to a date earlier than the measurement date for accounting purposes. None of the members of current management were in a position at the time to approve their own option grants.

SAPIENT CORPORATION

•	Certain outside members of the Board of Directors received options that had prices corresponding to a date other than the measurement date for accounting purposes. In some instances Board members receiving these grants had executed written consents approving the grants, although none of the members of the Board of Directors directed the pricing of options they received or the pricing of any other options.

The Audit Committee and Management concluded that the actual “measurement date,” as that term is defined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), was different from the measurement date recorded by the Company for a number of grants of options to purchase the Company’s common stock (“options” or “stock options”) which were awarded to both “Section 16” officers and directors and other employees. As a result of having identified these incorrect measurement dates and other errors described below in accounting for stock option grants, management concluded that the Company’s previously issued financial statements should be restated. The issues identified by the investigation fall into the following main categories:

(a) Lack of certain documentation for Company-wide grants.  With respect to certain of the grants that were typically made on an annual or semi-annual basis to all eligible rank-and-file employees in the Company (“Company-wide grants”), there is a lack of certain supporting documentation.

(b) Grants without proper authorization.  These grants which were primarily to new hires or in connection with promotions were made: (i) by individuals who may not have been explicitly delegated the authority to make grants under the relevant plans (e.g., grants were authorized by one of the Company’s two co-CEOs, during a period when approval from both co-CEOs was required under the terms of the plans); (ii) in amounts beyond the ranges authorized by the Compensation Committee; or (iii) without Compensation Committee approval, when such approval was required (e.g., a grant to an individual who had been designated as a Section 16 officer).

(c) 7-day, 15-day or 60-day pricing for grants.  Certain grants were priced at the lowest quoted market price in the 7 days, 15 days or 60 days following the date of grant. It appears that this practice occurred primarily in 1996 and 1997.

(d) Targeted pricing.  Certain grants were made to an individual or small group of individuals in which the measurement date recorded by the Company preceded the appropriate measurement date as determined under APB No. 25, and in which it appears that the earlier measurement date was chosen in part because pricing was favorable on that date.

(e) Grants issued in connection with business acquisitions.  For grants issued to employees who joined the Company in connection with two acquisitions which occurred in 1999, it was determined that both acquisitions granted options priced utilizing a 30-day lookback where the Company priced the options at the lowest stock price in the 30-day period after the acquisition. The Company determined that options granted in connection with one acquisition in 1998 were repriced.

SAPIENT CORPORATION

(f) Promotion grants.  In certain instances, the Company priced grants as of the date the promotion was authorized, rather than the date that the terms of the stock option grant (including the number of shares to be granted) were finalized. In some instances, this practice resulted in more favorable prices and in some instances it did not result in more favorable pricing.

(g) Grants authorized by written consent.  These grants, primarily to senior personnel within the Company, and in one instance in 1999 to outside Directors on the Board, were authorized by written consents bearing a date which was used to establish the exercise price, and which was significantly earlier than the date the written consents were fully executed.

(h) Administrative errors.  These grants comprise several instances where stock-based compensation grants were mispriced due to what appears to be administrative or clerical errors, such as failing to correctly input a date from a grant list.

Upon the conclusion of the internal investigation, the Company completed an assessment of the appropriate measurement dates and the related accounting for the matters described above.

The Company is restating the financial statements and related disclosures described above in accordance with accounting principles generally accepted in the United States to record the following:

•	Non-cash stock-based compensation expense for the difference between the option price and the quoted market price on the measurement date;

•	Other immaterial adjustments that were not previously recorded; and

•	Related tax effects for all items.

Summary of the Restatement Adjustments

The restatement principally reflects additional stock-based compensation expense and related tax effects pertaining to the Company’s historical stock-based compensation practices under APB No. 25, the Company’s accounting method for periods prior to January 1, 2006.

The following is a summary of the pre-tax compensation expense associated with the Adjusted Options to be recognized in each period from 1996 to 2005 (in thousands):

Compensation
Period	Expense

1996	$ 51
1997	567
1998	2,896
1999	6,251
2000	13,333
2001	10,663
2002	6,835
2003	3,762
2004	2,388
2005	288

Total	$47,034

    Of the $288,000 of compensation expense related to 2005, $110,000 and $225,000 were recorded in the three and six months ended June 30, 2005, respectively.

SAPIENT CORPORATION
Related Tax Adjustments
     The Company reviewed the tax effect associated with the Adjusted Options. Certain of the Adjusted Options were originally intended to be Incentive Stock Options (“ISOs”), under U.S. tax regulations. However, by definition, ISOs may not be granted with an exercise price less than the fair market value of the underlying stock on the date of grant. Due to the impact of the

SAPIENT CORPORATION
measurement date changes on the qualified status of affected ISOs, they may no longer qualify as ISOs under the regulations. Therefore, the affected ISOs were accounted for as if they were non-qualified stock options for income tax accounting purposes. The Company recorded a liability for the unpaid income and employment taxes plus potential penalties and interest based upon the change in status of the affected options. The Company recorded a liability for the taxes, penalties and interest due to based upon the change in status of the options in the amount of $17.8 million. The Company recorded a reversal of this accrual in the amount of $16.5 million due to the expiration of the tax statute of limitations for years 2002 and prior. These adjustments resulted in a net charge to income of $1.3 million over the period 1996 to 2006. The net charge recorded by the Company for these liabilities is as follow (in thousands):

Net payroll tax related
Year	charge (Benefit)
(In thousands)
1997	$1
1998	429
1999	4,224
2000	11,070
2001	773
2002	(429)
2003	(4,143)
2004	(10,640)
2005	(352)
2006	366

Total	$1,299

     Of the $366,000 net charge recorded during 2006, $34,000 and $238,000 was recorded in the three and six months ended June 30, 2006, respectively. Of the $(352,000) net benefit recorded during 2005, $(595,000) and $(572,000) were recorded in the three and six months ended June 30, 2005, respectively.
     Because the Company has a full valuation allowance against its deferred tax assets in the U.S., the income tax benefit of stock-based compensation adjustments described above was not material to any of the periods presented in this Form 10-Q.
     The following table sets forth the net impact of the Company’s restatement and the related tax effects as a result of historical stock option practices, as well as other immaterial adjustments unrelated to historical stock option practices that were previously unrecorded. The Company recorded other immaterial adjustments that were not previously recorded in the financial statements which consisted primarily of corrections to restructuring related lease obligations, adjustments to interest income and other miscellaneous adjustments. The pre-tax impact of all adjustments are set forth below:
   Restatement Adjustments

		(Decrease)
		Increase to Net
Period		Earnings

		(in thousands)
2003 and prior		$(57,438)
2004		8,483
First quarter 2005	(247)
Second quarter 2005	108
Third quarter 2005	(891)
Fourth quarter 2005	1,731

Total 2005		701
First quarter 2006		(546)

Total impact through first quarter of 2006		$(48,800)

SAPIENT CORPORATION
     The following table is a summary of all restatement amounts included in the cumulative adjustment to opening Accumulated Deficit as of January 1, 2004:

		Net Payroll
	Compensation	Tax Related	Other	Total
Period	Expense	Charge (Benefit)	Adjustments	Adjustment
	(in thousands)
1996	$51	$—	$—	$51
1997	567	1	—	568
1998	2,896	429	—	3,325
1999	6,251	4,224	—	10,475
2000	13,333	11,070	—	24,403
2001	10,663	773	756	12,192
2002	6,835	(429)	415	6,821
2003	3,762	(4,143)	(16)	(397)

Cumulative Adjustment to Opening Accumulated Deficit as of January 1, 2004	$44,358	$11,925	$1,155	$57,438

     The following table illustrates the effect of the restatement adjustments on the Company’s pro forma net income and pro forma net income per share if the Company had recorded compensation expense based on the revised grant dates, under the fair value accounting method defined by SFAS No. 123 for three and six months ended June 30, 2005.

	For the three Months ended June 30, 2005			For the six Months ended June 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(in thousands, except per share data)
Income from continuing operations	$2,817	$108	$2,925	$8,601	$(139)	$8,462
Add back: Stock-based compensation expense, included in income from continuing operations, as reported	22	110	132	44	225	269

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(3,004)	(74)	(3,078)	(5,940)	(127)	(6,067)

Pro forma income (loss) from continuing operations	$(165)	$144	$(21)	$2,705	$(41)	$2,664

Income per share from continuing operations:
Basic	$0.02	$0.00	$0.02	$0.07	$(0.00)	$0.07

Diluted	$0.02	$0.00	$0.02	$0.07	$(0.00)	$0.07

Pro forma income (loss) per share from continuing operations:
Basic	$(0.00)	$0.00	$(0.00)	$0.02	$(0.00)	$0.02

Diluted	$(0.00)	$0.00	$(0.00)	$0.02	$(0.00)	$0.02

Net Income	$2,764	$108	$2,872	$8,915	$(139)	$8,776

Add back:
APB 25 compensation expense, net of tax effects	22	110	132	44	225	269
Deduct:
FAS 123 historical compensation expense, net of tax effects	(3,004)	(74)	(3,078)	(5,940)	(127)	(6,067)

Net income – FAS 123 pro forma	$(218)	$144	$(74)	$3,019	$(41)	$2,978

Net income per share:
Basic	$0.02	$0.00	$0.02	$0.07	$(0.00)	$0.07

Diluted	$0.02	$0.00	$0.02	$0.07	$(0.00)	$0.07

Pro forma net income (loss) per share
Basic	$(0.00)	$0.00	$(0.00)	$0.02	$(0.00)	$0.02

Diluted	$(0.00)	$0.00	$(0.00)	$0.02	$(0.00)	$0.02

The following tables present the effect of the restatement adjustments by financial statement line item for the Consolidated and Condensed Statements of Operations, Balance Sheet, and Statements of Cash Flows for the period indicated.

SAPIENT CORPORATION
UNAUDITED CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2005
	(Unaudited)
		Stock-Based
	(1)	Compensation	Other	Tax	As
	As Reported	Adjustments	Adjustments	Adjustments	Restated
	(in thousands, except per share data)
Revenues :

Service revenue	$74,940	$—	$—	$—	$74,940
Reimbursable expenses	2,480	—	—	—	2,480

Total gross revenues	77,420	—	—	—	77,420

Operating expenses:
Project personnel expenses	42,867	52	3	(457)	42,465
Reimbursable expenses	2,480	—	—	—	2,480

Total project personnel expenses and reimbursable expenses	45,347	52	3	(457)	44,945
Selling and marketing expenses	3,708	24	—	(12)	3,720
General and administrative expenses	21,061	34	(143)	(126)	20,826
Restructuring and other related charges	5,250	—	117	—	5,367
Amortization of intangible assets	212	—	—	—	212
Stock-based compensation	22	—	(22)	—	—

Total operating expenses	75,600	110	(45)	(595)	75,070

Income from operations	1,820	(110)	45	595	2,350
Interest and other income	1,484	—	(359)	—	1,125

Income before income taxes, discontinued operations and accumulated effect of accounting change	3,304	(110)	(314)	595	3,475
Provision for income taxes	487	—	63	—	550

Income from continuing operations before discontinued operations and cumulative effect of accounting change	2,817	(110)	(377)	595	2,925
Loss from discontinued operations	(53)	—	—	—	(53)

Net income	$2,764	$(110)	$(377)	$595	$2,872

Basic income per share from continuing operations	$0.02				$0.02

Diluted income per share from continuing operations	$0.02				$0.02

Basic net income per share	$0.02				$0.02

Diluted net income per share	$0.02				$0.02

Weighted average common shares	124,427	—	—	—	124,427
Weighted average dilutive common share equivalents	5,185	239	—	—	5,424

Weighted average common shares and dilutive common share equivalents	129,612	239	—	—	129,851

(1)	As reported amounts have been adjusted to account for discontinued operations related to HWT, see footnote 15.

SAPIENT CORPORATION
UNAUDITED CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	For the Six Months Ended June 30, 2005
		Stock-Based
	(1)	Compensation	Other	Tax	As
	As Reported	Adjustments	Adjustments	Adjustments	Restated
	(in thousands, except per share data)
Revenues:
Service revenues	$150,092	$—	$122	$—	$150,214
Reimbursable expenses	6,026	—	—	—	6,026

Total gross revenues	156,118	—	122	—	156,240

Operating expenses:
Project personnel expenses	88,230	118	2	(438)	87,912
Reimbursable expenses	6,026	—	—	—	6,026

Total project personnel expenses and reimbursable expenses	94,256	118	2	(438)	93,938
Selling and marketing expenses	7,216	53	—	(9)	7,260
General and administrative expenses	41,432	54	(8)	(125)	41,353
Restructuring and other related charges	5,250	—	241	—	5,491
Amortization of intangible assets	341	—	1	—	342
Stock-based compensation	44	—	(44)	—	—

Total operating expenses	148,539	225	192	(572)	148,384

Income from operations	7,579	(225)	(70)	572	7,856
Interest and other income	2,348	—	(209)	—	2,139

Income before income taxes and discontinued operations	9,927	(225)	(279)	572	9,995
Provision for income taxes	1,326	—	207	—	1,533

Income from continuing operations before discontinued operations and cumulative effect of accounting change	8,601	(225)	(486)	572	8,462
Income from discontinued operations	314	—	—	—	314

Net income	$8,915	$(225)	$(486)	$572	$8,776

Basic income per share from continuing operations	$0.07				$0.07

Diluted income per share from continuing operations	$0.07				$0.07

Basic net income per share	$0.07				$0.07

Diluted net income per share	$0.07				$0.07

Weighted average common shares	124,304	—	—	—	124,304
Weighted average dilutive common share equivalents	5,249	310	—	—	5,559

Weighted average common shares and dilutive common share equivalents	129,553	310	—	—	129,863

(1)	As reported amounts have been adjusted to account for discontinued operations related to HWT, see Footnote 15.

SAPIENT CORPORATION
UNAUDITED CONSOLIDATED AND CONDENSED BALANCE SHEET

	As of December 31, 2005
	APB 25 – Historical Accounting Method
		Stock-Based
	As	Compensation	Other	Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Restated
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$69,948	$—	$—	$—	$69,948
Marketable securities	86,288	—	—	—	86,288
Restricted cash, current portion	319	—	—	—	319
Accounts receivable	60,062	—	(46)	—	60,016
Unbilled revenues	16,849	—	—	—	16,849
Prepaid expenses and other current assets	10,483	—	(86)	—	10,397

Total current assets	243,949	—	(132)	—	243,817
Restricted cash, net of current portion	1,217	—	—	—	1,217
Property and equipment, net	20,561	—	—	—	20,561
Purchased intangible assets, net	2,940	—	—	—	2,940
Goodwill	11,770	—	—	—	11,770
Other assets	5,746	—	—	—	5,746

Total assets	$286,183	$—	$(132)	$—	$286,051

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,396	$—	$—	$—	$5,396
Accrued compensation	24,403	—	—	934	25,337
Accrued restructuring costs, current portion	6,565	—	—	—	6,565
Deferred revenue, current portion	5,537	—	22		5,559
Other accrued liabilities	21,264		168	—	21,432

Total current liabilities	63,165	—	190	934	64,289
Accrued restructuring costs, net of current portion	15,010	—	—	—	15,010
Deferred revenues, net of current portion	1,154	—	—	—	1,154
Other long-term liabilities	3,548	—	(41)	—	3,507

Total liabilities	82,877	—	149	934	83,960
Commitments and contingencies
Redeemable common stock	671	—	—	—	671
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	1,304	—	—	—	1,304
Additional paid-in-capital	494,556	47,472	—	—	542,028
Treasury stock	(18,601)	—	—	—	(18,601)
Deferred compensation	(11,489)	(438)	—	—	(11,927)
Accumulated other comprehensive income	1,046	—	5	—	1,051
Accumulated deficit	(264,181)	(47,034)	(286)	(934)	(312,435)

Total stockholders’ equity	202,635	—	(281)	(934)	201,420

Total liabilities, redeemable common stock and stockholders’ equity	$286,183	$—	$(132)	$—	$286,051

SAPIENT CORPORATION
UNAUDITED CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2005
	(in thousands)
	(1)	Stock Based	Other	Tax	As
	As Reported	Adjustmens	Adjustments	Adjustments	Restated
Cash flows from operating activities:
Net income	$8,915	$(225)	$(486)	$572	$8,776
Adjustments to reconcile net income to net cash provided by operating activities:
Loss recognized on disposition of fixed assets	1	—	—	—	1
Depreciation expense	2,791	—	—	—	2,791
Amortization of purchased intangible assets	341	—	1	—	342
Deferred income taxes	188	—	—	—	188
Recovery of allowance for doubtful accounts, net	(609)	—	—	—	(609)
Stock-based compensation expense	44	225	—	—	269
Changes in operating assets and liabilities, net of acquisition:
Restricted Cash	2,190	—	(2,190)	—	—
Accounts receivable	2,858	—	—	—	2,858
Unbilled revenues	(7,894)	—	(122)	—	(8,016)
Prepaid expenses and other current assets	(4,582)	—	210	—	(4,372)
Other assets	5	—	—	—	5
Accounts payable	886	—	—	—	886
Other accrued liabilities	(739)	—	184	—	(555)
Accrued compensation	1,043	—		(572)	471
Accrued restructuring costs	(129)	—	241	—	112
Deferred revenues	(4,686)	—	—	—	(4,686)
Other long-term liabilities	1,385	—	132	—	1,517

Net cash provided by (used in) operating activities	2,008	—	(2,030)	—	(22)

Cash flows from investing activities:
Cash paid for acquisitions, including transaction costs, net of cash received	(13,334)	—	—	—	(13,334)
Purchases of property and equipment and cost of internally developed software	(9,187)	—	(160)	—	(9,347)
Sales and maturities of marketable securities	39,542	—	—	—	39,542
Purchase of marketable securities	(35,959)	—	—	—	(35,959)
Restricted cash	—	—	2,190	—	2,190

Net cash used in investing activities	(18,938)	—	2,030	—	(16,908)

Cash flows from financing activities
Proceeds from stock option and purchase plans	3,211	—	—	—	3,211
Repurchases of common stock	(2,604)	—	—	—	(2,604)

Net cash provided by financing activities	607	—	—	—	607
Effect of exchange rate changes on cash and cash equivalents	(216)	—	—	—	(216)

Decrease in cash and cash equivalents	(16,539)	—	—	—	(16,539)
Cash and cash equivalents, at beginning of period	66,779	—	—	—	66,779

Cash and cash equivalents, at end of period	$50,240	$—	$—	$—	$50,240

Supplemental cash flow information:
Non-cash financing transaction:
Issuance of common stock with acquisition	$3,310	$—	$—	$—	$3,310

(1)	As reported amounts have been adjusted to account for discontinued operations related to HWT, see footnote 15.

SAPIENT CORPORATION
3. Acquisitions
     On January 3, 2006, the Company purchased 100% of the outstanding shares of Planning Group International, Inc (“PGI”) which specializes in online, off-line and multi-channel marketing strategies and programs. As part of the acquisition, the Company was able to significantly expand its presence regarding marketing services to include advertising, brand development, direct marketing, data mining, paid search, and media planning and buying. As a result of the acquisition, the Company formed a new business unit called Experience Marketing. The acquisition added approximately 160 employees, all of whom became part of the Company’s Experience Marketing operating segment.
     Consideration for the acquisition totaled $35.6 million, including transaction costs of $570,000. The consideration consisted of approximately $29.2 million in cash paid at closing and the issuance of 1,306,908 shares of common stock valued at $5.9 million. The acquisition has been treated as a taxable transaction, therefore intangible assets including goodwill are deductible for tax purposes.
     The $5.9 million of common stock consideration related to the issuance of 1,306,908 shares of common stock was measured based on the market price of the Company’s common shares ($5.83 per share), adjusted for the resale restriction placed on these common shares. The stock issued as partial consideration for the acquisition contains restrictions as to tradability which lapse with the passage of time at rates of 50%, 25% and 25% on the first, second and third anniversaries, respectively, of the acquisition date. The present value of these restrictions is estimated at approximately $1.8 million.
     The Company has recorded the acquisition using the purchase method of accounting and, accordingly, the results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition.
     The final purchase price allocation is as follows:

Amount
(in thousands)
Total purchase consideration:
Cash consideration	$29,215
Fair value of shares issued	5,855
Transaction costs	570

Total purchase consideration	$35,640

Allocation of the purchase consideration:
Cash	$3,304
Other current assets	4,459
Property and equipment	2,195
Identifiable intangible assets	8,170
Goodwill	26,168

Total assets acquired	$44,296

Accounts payable, accrued expenses and other liabilities	$(7,373)
Deferred revenue	(1,283)

Total liabilities assumed	$(8,656)

Total allocation of purchase consideration	$35,640

     The following are the identifiable intangible assets acquired and the respective weighted-average useful life over which the assets will be amortized. The order backlog and the non-compete agreements are amortized on a straight-line basis and the customer relationships are being amortized on a revenue-based accelerated model.

SAPIENT CORPORATION

		Weighted -
		Average Useful
	Amount	Life
	(in thousands)	(in years)
Customer relationships	$5,800	3.5
Order backlog	1,200	1
Non-compete agreements	1,170	5

	$8,170

     The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined using the income approach as of the acquisition date. The income approach is based upon the economic principle of anticipation in that the value of the property is the present value of the expected income that can be generated through the ownership of that property. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to $26.2 million. In accordance with Statement of Financial Accounting Standards (“SFAS”) Statement No. 142, Goodwill and Other Intangible Assets, the goodwill is not being amortized and will be tested for impairment as required at least annually.
     The following unaudited pro forma information for the three and six months ended June 30, 2005 assumes the PGI acquisition occurred as of the beginning of that year:

Three Months Ended
(pro forma, unaudited, in thousands, except per share data)	June 30, 2005

As Restated
Service revenues	$81,138
Income from continuing operations	$2,177
Net income	$2,124
Basic income per share from continuing operations	$0.02

Diluted income per share from continuing operations	$0.02

Basic net income per share	$0.02

Diluted net income per share	$0.02

Six Months Ended
(pro forma, unaudited, in thousands, except per share data)	June 30, 2005

As Restated
Service revenues	$162,610
Income from continuing operations	$6,967
Net income	$7,281
Basic income per share from continuing operations	$0.06

Diluted income per share from continuing operations	$0.05

Basic net income per share	$0.06

Diluted net income per share	$0.06

     The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.
     In the second quarter of 2006, the Company paid an additional $183,000 in purchase price consideration related to its acquisition of Business Information Systems, LLC (“BIS”) consummated in June of 2005. The additional consideration is the first of three annual installments. In addition, the Company recorded a current liability and additional goodwill of approximately $991,000 in the second quarter of 2006 related to contingent earn-out consideration associated with the BIS acquisition. This obligation is classified as current and is included in accrued expenses in the accompanying consolidated balance sheet. Lastly, approximately 28.5% of the redeemable common stock, or 89,474 shares, issued as part of the total purchase consideration for BIS vested during the second quarter of 2006 and as a result the Company has reclassified approximately $191,000 of redeemable common stock to additional paid-in capital during the second quarter of 2006.
     In May of 2007, the Company amended the terms of its earn-out arrangement with the former owners of BIS. Due to our integration of BIS with our existing segments, we agreed to amend the earn-out, in order to facilitate the calculation of the amount based on what discrete SAP related revenue information is readily available. The amendment provides for year two and year three payments of $700,000 in each period. These payments are due on June 1, 2007 and 2008 with additional potential for performance based payouts of $233,000 per year to be made based on performance against set revenue goals. The amendment approximates what management believes the BIS stockholders would have earned under the original amount if the information to calculate those amounts were readily available. The guaranteed payments will be recorded as an increase to goodwill by $1.4 million as of the execution of the amendment in May of 2007. Additional payments, if any, earned as a result of the performance based payments will results in increase to goodwill at the time of payments. On June 1, 2007 , the Company made a cash payments of $700,000 to the former owners of BIS, decreasing the remaining maximum potential future consideration to $1.2 million.

SAPIENT CORPORATION
4. Stock-Based Compensation
     Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB No. 25. Accordingly, the Company generally recognized compensation expense for employee stock options only when it granted options with an exercise price that was less than the fair market value at the measurement date. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.
     Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective application transition method and therefore has not restated prior periods’ results for the transition to SFAS No. 123R. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS Statement No. 123. Stock-based compensation expense for all share-based payment awards granted since January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.
The Company recorded the following stock-based compensation expense for the periods set forth below under SFAS 123R in 2006 and APB 25 in 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	As Restated		As Restated
	(In thousands)		(In thousands)
Project personnel	$1,404	$53	$2,814	$118
Selling and marketing	609	24	1,212	53
General and administrative	623	55	1,533	98

	$2,636	$132	$5,559	$269

     The Company’s unearned stock-based compensation balance of $11.9 million as of January 1, 2006, which was accounted for under APB No. 25, was reclassified against additional paid-in-capital upon the adoption of SFAS No. 123R. The unrecognized expense of restricted awards and employee stock option awards not yet vested at December 31, 2005 will be recognized as expense in operations in the periods after that date, based on their fair value which was determined under the original provisions of SFAS No. 123, as disclosed in the Company’s previous filings.
      Stock-based compensation expense associated with our capitalizable costs related to internally developed software was not material for both the three and six months ended June 30, 2006. The Company uses the Black-Scholes valuation model for estimating the fair value of the stock options granted with the following weighted-average assumptions:

Six Months Ended
June 30,
2006
Dividend yield	None
Expected volatility	63.2%
Average risk-free interest rate	4.79%
Expected life	6.25 years
     The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is the U.S. Treasury rate in effect at the time of grant, commensurate with the expected life of the instrument. The expected life calculation is based on the exercise behavior that different employee groups exhibited historically. The fair value per share of the Restricted Awards is equal to the quoted market price of the Company’s common stock on the date of grant. There were no stock options granted during the second quarter of 2006.

SAPIENT CORPORATION
     Based on the above assumptions, the weighted-average fair value of stock options granted under the Company’s stock option plans was $3.77 for the first quarter of 2006. There were no stock options granted during the second quarter of 2006. The weighted-average fair value of Restricted Awards grants, measured using the intrinsic value method, was $6.00 for both the three and six months ended June 30, 2006.
     The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the award’s vesting term of 4 years. The Company estimated the forfeiture rate for the three and six months ended June 30, 2006 based on its historical experience.
      The Company has assumed an annualized forfeiture rate based on historical experience. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated. Upon the adoption of SFAS No. 123R, the Company calculated the estimated forfeitures for previously recorded stock-based compensation expense. As a result of this calculation, the Company recorded a cumulative effect of the accounting change that resulted in income of $154,000 and was recognized in the statement of operations in the first quarter of fiscal year 2006.
     SFAS No. 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if the Company had accounted for all its employee stock options under the fair value method of the original SFAS No. 123; See Note 2.

SAPIENT CORPORATION
     The following table summarizes activity under all stock option plans for the six months ended June 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value (1)
	(in thousands, except per share data and years)
Outstanding as of December 31, 2005	18,645	$10.76	5.93	$15,998
Options granted	6	5.96
Options exercised	(944)	3.45
Options forfeited/cancelled	(924)	14.46

Outstanding as of June 30, 2006	16,783	10.97	5.41	$13,587

Exercisable as of June 30, 2006	12,260	12.88	3.80	$9,526

Vested as of June 30, 2006 and expected to become exercisable	15,742	$11.31	4.26	$12,852

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on June 30, 2006 ($5.30) and the exercise price of the underlying options.
     During the six months ended June 30, 2006, the total intrinsic value of stock options exercised was $3.7 million and total cash received from exercise of options was $3.3 million. The unamortized fair value of stock options as of June 30, 2006 was $13.3 million with a weighted average remaining recognition period of 2.2 years.
     The table below summarizes activity relating to Restricted Units in the six months ended June 30, 2006 :

	Six months ended
	June 30, 2006
	Number of Shares
	Underlying	Weighted Average
	Restricted Units	Grant Date Fair Value
	(in thousands)
Outstanding as of December 31, 2005	1,654	$7.98
Restricted units granted	514	6.00
Vesting	(1)	7.94
Restricted units forfeited/cancelled	(125)	7.94

Outstanding as of June 30, 2006	2,042	$7.49

Expected to become vested and issued	1,318
Weighted average contractual term	3.2 years
Aggregate intrinsic value of units outstanding (1)	$10,825
Aggregate intrinsic value of units	$—

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on June 30, 2006 ($5.30) and the exercise price of the Restricted Units ($0.00).
     As of June 30, 2006, the unamortized fair value of Restricted Units was $12.9 million. The purchase price for vested Restricted Units is $0.00 per share and 675 shares have become unrestricted during the six months ended June 30, 2006. The weighted-average contractual term of the Restricted Units, calculated based on the service-based term of each instrument, is 3.2 years.
     As of June 30, 2006 the Company also had 57,250 outstanding Restricted Stock awards with a weighted-average grant date fair value of $1.54 per share. All of these awards are expected to become unrestricted in the current fiscal year. There were no grants, vesting or forfeitures during the three or six months ended June 30, 2006.

SAPIENT CORPORATION

5. Income (Loss) per Share from Continuing Operations and Net Income (Loss) Per Share
     The following information presents the Company’s computation of basic and diluted income (loss) per share from continuing operations and basic and diluted net income (loss) per share for the periods presented in the consolidated and condensed statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		As Restated		As Restated
	(Unaudited)
	(in thousands, except share and per share data)
Income (loss) from continuing operations, before discontinued operations and cumulative effect of accounting change	$178	$2,925	$(1,050)	$8,462
Basic income (loss) per share from continuing operations:
Weighted average common shares outstanding	124,373	124,427	124,273	124,304

Basic income (loss) per share from continuing operations, before discontinued operations and cumulative effect of accounting change	$0.00	$0.02	$(0.01)	$0.07

Diluted income (loss) per share from continuing operations:
Weighted average common shares outstanding	124,373	124,427	124,273	124,304
Weighted average dilutive common share equivalents	2,725	5,424	—	5,559

Weighted average common shares and dilutive common share equivalents	127,098	129,851	124,273	129,863

Diluted income (loss) per share from continuing operations, before discontinued operations and cumulative effect of accounting change	$0.00	$0.02	$(0.01)	$0.07

Net income	$4,947	$2,872	$3,505	$8,776
Basic net income per share:
Weighted average common shares outstanding	124,373	124,427	124,273	124,304

Basic net income per share	$0.04	$0.02	$0.03	$0.07

Diluted net income per share:
Weighted average common shares outstanding	124,373	124,427	124,273	124,304
Weighted average dilutive common share equivalents	2,725	5,424	—	5,559

Weighted average common shares and dilutive common share equivalents	127,098	129,851	124,273	129,863

Diluted net income per share	$0.04	$0.02	$0.03	$0.07

Anti-dilutive options and share based awards	11,333	7,663	11,025	7,576

SAPIENT CORPORATION
6. Commitments and Contingencies
     The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims in which the damages claimed under such actions, in the aggregate, total approximately $3.3 million. The Company has an accrual at June 30, 2006 of approximately $792,000 related to certain of these items. The Company is also subject to various administrative audits, each of which has arisen in the ordinary course of business. The Company intends to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has accrued.
     On August 17, 2006 a derivative action, captioned as Alex Fedoroff, Derivatively on Behalf of Nominal Defendant Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Susan D. Johnson, et al., was filed in the Superior Court for Middlesex County, Massachusetts, against Sapient as a nominal defendant and sixteen of Sapient’s current and former directors and officers. On August 31, 2006, a nearly identical complaint, captioned as Jerry Hamilton, Derivatively on Behalf of Nominal Defendant Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Susan D. Johnson, et al., was filed in the same court by a different Company shareholder. Both plaintiffs claim breaches of fiduciary duty by all defendants for allegedly backdating stock options between 1997 and 2002. The Plaintiffs also claim that some of the defendants were unjustly enriched by receipt of purportedly backdated stock options, and seek unspecified damages, disgorgement of “backdated” stock options and any proceeds received from the exercise and sale of any “backdated” options, costs and attorneys’ fees. Neither of the plaintiffs made a pre-suit demand on Sapient’s Board of Directors, as required by Delaware law (Sapient’s state of incorporation) prior to filing their respective actions.
     On October 13, 2006, the Superior Court for Middlesex County, Massachusetts, entered an order consolidating the foregoing derivative actions under the caption In re Sapient Corporation Derivative Litigation. On February 20, 2007, the consolidated complaint was transferred into the Business Litigation Session of the Suffolk Superior Court, Massachusetts under docket number 07-0629 BLS1. On April 25, 2007, the defendants filed a motion to dismiss, which was heard by the Court on May 23, 2007. The Company is awaiting notice on the results of this hearing.
     On October 27, 2006 and October 31, 2006, three additional shareholder derivative actions were filed in the United States District Court for the District of Massachusetts; Mike Lane, Derivatively on Behalf of Sapient Corporation v. J. Stuart Moore, Jerry A. Greenberg, Sheeroy D. Desai, et al. and Sapient Corporation; Marc Doyle, Derivatively on Behalf of Sapient Corporation v. J. Stuart Moore, Jerry A. Greenberg, Sheeroy D. Desai, et al. and Sapient Corporation; and Laurence Halaska, Derivatively on Behalf of Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Scott J. Krenz, et al. and Sapient Corporation. The federal derivative actions are substantially similar to the state derivative actions, except that federal derivative actions assert violations of Sarbanes-Oxley and violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act.
     On November 30, 2006, the Securities and Exchange Commission (“SEC”) notified us that it had commenced a formal inquiry into our historical stock-based compensation practices. Subsequently, on March 8, 2007, we received a subpoena from the SEC requesting several documents relating to this matter. We are cooperating fully with the SEC and will continue to do so as the inquiry moves forward. At this point, we are unable to predict what, if any, consequences the SEC investigation may have on us. However, the investigation could result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to commence legal action, we could be required to pay significant penalties and/or fines and could become subject to an administrative order and/or a cease and desist order. The filing of our restated financial statements to correct the discovered accounting errors will not resolve the SEC investigation.
      In connection with the independent investigation into the Company’s historical stock-based compensation practices, the Company reviewed the payroll withholding tax effect associated with certain stock options. Certain stock options were originally intended to be Incentive Stock Options (“ISOs”), under U.S. tax regulations. However, by definition, ISOs may not be granted with an exercise price less than the fair market value of the underlying stock on the date of grant. Due to the impact of the measurement date changes on the qualified status of affected ISOs, they may no longer qualify as ISOs under the regulations. Therefore, the affected ISOs were accounted for as if these options were non-qualified stock options for payroll tax accounting purposes. The Company recorded a liability for the unpaid income and employment taxes plus potential penalties and interest based upon the change in status of the affected options. The Company recorded a liability for the taxes, penalties and interest due based upon the change in status of the options in the amount of $17.8 million. The Company recorded reversals of this accrual in the amount of $16.5 million between 2003 and 2006 due to the expiration of the tax statute of limitations. These adjustments resulted in a net charge to income of $1.3 million over the period 1996 to 2006, which represent management’s best estimate of the Company’s liability.
     The Company has recorded approximately $406,000 of estimated interest and penalties associated with remittances of withholding taxes in certain of its jurisdictions related to stock based awards.
7. Restructuring and Other Related Charges
     The Company recorded restructuring and other related charges of $334,000 and $5.4 million during the three months ended June 30, 2006 and 2005, respectively, and $1.1 million and $5.5 million during the six months ended June 30, 2006 and 2005, respectively.
     2006-Restructure Event
     During the first quarter of 2006, the Company initiated a restructuring plan in the United Kingdom to better position itself to capitalize on market opportunities. As a result, 28 employees were terminated and the Company recorded $240,000 and $572,000 during the three and six months ended June 30, 2006, respectively, in restructuring and other related charges for severance and termination benefits in accordance with SFAS Statement No. 112, Employers’ Accounting for Postemployment Benefits. These charges were recorded in the United Kingdom segment in the Results by Operating Segment. The Company paid approximately $400,000 through the second quarter of 2006 and paid the remainder during the third quarter of 2006. The Company does not expect to make any further payments related to this restructuring event.

SAPIENT CORPORATION

Workforce
(in thousands)
2006 provision	$572
Cash utilized	(400)

Balance, June 30, 2006	$172

     2005-Restructure Event
     During the fourth quarter of 2005, the Company initiated a restructuring plan to streamline general and administrative (“G&A”) activities. This initiative included the transfer of certain finance, human resources, and internal IT functions to India. This initiative resulted in charges of approximately $99,000 and $299,000 during the three and six months ended June 30, 2006, respectively, to restructuring and other related charges related to severance and termination benefits and stay-bonuses in accordance with SFAS No. 112 and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges were not recorded to a segment because they impacted an area of the business that supports all business units, but are included in ‘Reconciling items’ in the Company’s Results by Operating Segment. The Company paid approximately $166,000 related to this liability as of June 30, 2006 and the remainder is expected to be paid by the end of the second quarter of 2007.

Workforce
(in thousands)
Balance at December 31, 2005	$300
2006 provision	299
Cash utilized	(166)

Balance at June 30, 2006	$433

     2001, 2002 and 2003 Restructure Events
     As a result of the decline in the demand for advanced technology consulting services that began in 2000, the Company restructured its workforce and operations in 2001, 2002 and 2003. The restructuring consisted of ceasing operations and consolidating or closing excess offices. Estimated costs for the consolidation of facilities included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sublease income.
     During the three and six months ended June 30, 2006, the Company recorded restructuring charges (benefit) of approximately (5,000) and $277,000, respectively, primarily due to changes in assumptions associated with the Company’s various restructured locations.
     During the three and six months ended June 30, 2005, the Company recorded restructuring charges of approximately $5.4 million and $5.5 million respectively, due to a decrease in estimated sublease income on its restructured Santa Monica, California location.

Facilities
(in thousands)
Balance at December 31, 2005	$21,275
2006 provision	277
Cash utilized	(3,785)
Non-cash utilized	(260)

Balance at June 30, 2006	$17,507

     As of June 30, 2006, the total remaining accrued restructuring costs for all events were $18.1 million, of which the cash outlay over the next 12 months is expected to be $5.1 million, and the remainder will be paid through 2011.

SAPIENT CORPORATION
8. Income Taxes
     The Company has deferred tax assets that have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets, as a result of net operating losses incurred from 2001 through 2003, and uncertainty as to the extent, and timing of profitability in future periods. At June 30, 2006 the Company has continued to record a valuation allowance against its deferred tax assets in the United States. For the quarters ended June 30, 2006 and 2005, the Company has recorded an income tax provision of approximately $4.1 million and $550,000, respectively. For the six months ended June 30, 2006 and 2005, the Company recorded an income tax provision of approximately $3.8 million and $1.5 million, respectively. The Company’s income tax provision is primarily related to foreign, federal alternative minimum tax and state tax obligations. As of June 30, 2006, and reflected in the tax provision, is a deferred tax liability of approximately $1.0 million that has been recorded as a result of the goodwill acquired in connection with the BIS and PGI acquisitions.
     The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.
9. Comprehensive Income
     The components of comprehensive income are presented below for the periods presented in the consolidated and condensed statements of operations (in thousands) :

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		As Restated		As Restated
	(Unaudited)
Net income	$4,947	$2,872	$3,505	$8,776
Foreign currency translation gain (loss)	323	(703)	980	(1,443)
Unrealized gain on investments	137	316	358	6

Comprehensive income	$5,407	$2,485	$4,843	$7,339

10. Segment Information
     The Company has discrete financial data by operating segments available based on its method of internal reporting, which disaggregates its operations. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance. Beginning with the first quarter of 2006, the Company combined its Financial Services, Automotive, Consumer and Energy, Technology, Education, Communications and Health Care business unit and its Canada business unit into one business unit, which is now named North America Commercial. In addition, Experience Marketing became a standalone business unit. The Company’s three business units in North America are now: (i) North America Commercial (“NAC”), (ii) Government Services and (iii) Experience Marketing. In addition, the Company has two European business units: United Kingdom and Germany. The Company has reported its results by operating segments accordingly, and quarterly results for operating segments for 2005 have been reclassified to reflect these changes.
     Prior to the first quarter of 2006, the Company allocated certain selling, marketing and general and administrative expenses to its business units in the United Kingdom, Germany and Canada as these activities had been managed within the business unit, however, the Company had not allocated these expenses to the business units in the United States. Beginning in the first quarter of 2006, the Company does not allocate certain marketing and general and administrative expenses to its NAC, United Kingdom, Germany and Experience Marketing business unit segments because these activities are managed separately from the business units. However, the Company does allocate certain marketing and general and administrative expenses to its Government Services business unit as these activities are managed within the business unit. Quarterly results for operating segments for 2005 have been restated to reflect these changes. The Company did not allocate the costs associated with its restructuring events across all operating segments for internal measurement purposes, given that the substantial majority of the restructuring costs were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. The Company did allocate the workforce reduction costs associated with the United Kingdom’s 2006 restructuring plan due to the specific identification of the terminated employees to their respective business unit. Asset information by operating segment is not

SAPIENT CORPORATION
reported to or reviewed by the chief operating decision makers and, therefore, the Company has not disclosed asset information for each operating segment.
     The tables below present the service revenues and income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change attributable to these operating segments for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		As Restated		As Restated
		(In thousands)
Service Revenues
North America Commercial	$63,349	$45,869	$116,935	$89,068
Government Services	3,656	6,225	8,833	10,963
Experience Marketing	7,159	—	11,673	—
United Kingdom	15,932	16,164	33,323	35,217
Germany	7,907	6,682	14,333	14,966

Consolidated total	$98,003	$74,940	$185,097	$150,214

Income (loss) From Continuing Operations
North America Commercial (1)	$19,681	$17,062	$36,778	$31,481
Government Services (1)	128	3,384	1,300	5,608
Experience Marketing (1)	609	—	(332)	—
United Kingdom (1)	1,172	3,419	4,856	8,752
Germany (1)	2,954	3,443	5,136	7,308

Total Reportable Segments (1)	24,544	27,308	47,738	53,149
Reconciling Items (2)	(20,624)	(23,833)	(45,284)	(43,154)

Consolidated income from continuing operations, before income taxes, discontinued operations and cumulative effect of accounting change	$3,920	$3,475	$2,454	$9,995

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income in order to arrive at consolidated income before income taxes include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		As Restated		As Restated
		(in thousands)
Centrally managed functions	$17,741	$18,727	$37,991	$38,238
Restructuring and other related charges	334	5,367	1,148	5,491
Amortization of intangible assets	844	212	1,881	342
Stock-based compensation expense	2,637	129	5,559	269
Interest and other income	(2,160)	(1,125)	(3,540)	(2,139)
Unallocated expenses (3)	1,228	523	2,245	953

	$20,624	$23,833	$45,284	$43,154

(3)	Includes costs controlled directly by corporate headquarters.

SAPIENT CORPORATION
11. Geographic Data
     Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated and condensed statements of income and the consolidated and condensed balance sheets:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		As Restated		As Restated
		(in thousands)
Service revenues:
United States	$66,519	$47,874	$123,903	$91,101
International	31,484	27,066	61,194	59,113

Total service revenues	$98,003	$74,940	$185,097	$150,214

	June 30,	Deember 31,
	2006	2005
		As Restated
	(in thousands)
Long-lived assets:
United States	$12,956	$8,765
International	21,176	18,759

Total long-lived assets	$34,132	$27,524

12. Goodwill and Purchased Intangible Assets
     The following is a summary of goodwill allocated to the Company’s business segments as of June 30, 2006 and December 31, 2005:

	North America	Experience
	Commercial	Marketing	Total
		(in thousands)
Goodwill as of December 31, 2005	$11,770	$—	$11,770
Goodwill acquired during the period	—	26,168	26,168
Contingent consideration issued during the period (1)	991	—	991

Goodwill as of June 30, 2006	$12,761	$26,168	$38,929

(1) The Company has agreed to pay additional consideration related to the contingent earn-out consideration associated with the BIS acquisition. The payments will be made annually over a three-year period based upon the attainment by BIS of defined operating objectives. The Company does not accrue contingent consideration obligations prior to the attainment of the objectives. At June 30, 2006, the maximum potential future consideration pursuant to such arrangements is approximately $3.9 million. The Company, at its sole discretion, can elect to pay the additional consideration in cash or by issuing common stock shares. Any such payments will result in an increase in goodwill at the time of payment. The Company recorded approximately $991,000 of estimated earn-out consideration to goodwill in the second quarter of 2006.
     The following is a summary of intangible assets as of June 30, 2006 and December 31, 2005:

SAPIENT CORPORATION

	June 30, 2006
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
	(in thousands)
Marketing assets, customer lists and customer contracts	$8,100	$(1,038)	$7,062
SAP license agreement	1,100	(582)	518
Non-compete agreements	1,170	(117)	1,053
Order backlog	1,200	(600)	600

Total purchased intangibles	$11,570	$(2,337)	$9,233

	December 31, 2005
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
	(in thousands)
Marketing assets, customer lists and customer contracts	$2,966	$(811)	$2,155
SAP license agreement	1,100	(321)	779
Developed technology	1,454	(1,448)	6

Total purchased intangibles	$5,520	$(2,580)	$2,940

     Amortization expense related to the purchased intangible assets was $844,000 and $212,000 for the three months ended June 30, 2006 and 2005, respectively, and $1.9 million and $342,000 for the six months ended June 30, 2006 and 2005, respectively.
     The estimated future amortization expense of purchased intangible assets as of June 30, 2006, is as follows (in thousands):

2006	$1,683
2007	2,038
2008	1,850
2009	1,785
2010	788
2011	363
2012	363
2013	363

Total	$9,233

13. Foreign Currency Translation
     Foreign exchange gains of approximately $822,000 and foreign exchange losses of approximately $896,000 for the three months ended June 30, 2006 and 2005, respectively, are included in general and administrative expenses in the consolidated and condensed statements of operations. Foreign exchange gains of approximately $793,000 and foreign exchange losses of approximately $1.8 million for the six months ended June 30, 2006 and 2005, respectively, are included in general and administrative expenses in the consolidated and condensed statements of operations. These gains and losses were primarily related to intercompany foreign currency transactions that were of a short-term nature.
14. Stock Buyback
     On November 16, 2004, the Company’s Board of Directors authorized up to $25.0 million in funds for use in the Company’s common stock repurchase program. On February 10, 2006 the Board of Directors authorized an additional $25.0 million in funds for use in such programs. The Company has announced that it will repurchase shares on the open market or in private transactions from time to time depending on market conditions. Each authorization is for a period of two years from its inception or until it is discontinued by the Board of Directors. Under the Company’s buyback program no shares were repurchased in 2004 and approximately 3.0 million shares were repurchased in 2005 at an average price of $5.84 per share for an aggregate purchase price of $17.6 million. The Company repurchased approximately 1.0 million shares of its common stock at an average price of $5.98 per share for an aggregate purchase price of approximately $6.2 million during the first quarter of 2006 and approximately 2.2 million shares at an average price of $4.99 per share for an aggregate purchase price of $10.7 million during the second quarter of 2006.

SAPIENT CORPORATION
15. Discontinued Operations
     On May 2, 2006, the Company sold 100% of its investment in HWT, Inc. (“HWT”), the Company’s majority-owned, fully consolidated subsidiary, for net cash proceeds of approximately $5.4 million. Net assets sold included cash of approximately $274,000. During 2007, we received additional cash proceeds of approximately $530,000 related to holdback and escrow in accordance with the terms of the agreement. The Company has recorded a receivable for $1.4 million related to the holdback and escrow payments, which is recorded in prepaid expenses and other current assets on the Company’s consolidated and condensed balance sheet at June 30, 2006, and has recorded a payable of $213,000 in other current liabilities, representing the portion of the escrow and holdback that is due to minority stockholders. In addition, the Company could receive up to $4.0 million in earn-out payments over 2007 and 2008, which will be recorded when and if earned. The Company has reflected HWT’s historical results as discontinued operations in the consolidated and condensed financial statements for the three and six months ended June 30, 2006 and 2005. The sale of HWT resulted in a net gain on disposal (after tax) of $4.8 million. Gross revenues for HWT were $338,000 and $1.3 million for the three months ended June 30, 2006 and 2005, respectively, and $1.3 million and $3.0 million for the six months ended June 30, 2006 and 2005, respectively. Net (loss) income of the discontinued operation was ($65,000) and ($53,000) for the three months ended June 30, 2006 and 2005, respectively, and ($433,000) and $314,000 for the six months ended June 30, 2006 and 2005, respectively. The gross revenue and net (loss) income figures noted above for HWT for the three and six months ended June 30, 2006 only include amounts recorded through April 30, 2006, as HWT was disposed of on May 2, 2006.
16. Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which clarifies the accounting for uncertainty in income tax recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated FIN No. 48 and determined that there is no material impact from the adoption of this interpretation.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effect of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted in the year ending December 31, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s financial position or results of operations.
     In September 2006, the FASB issued SFAS Statement No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the effect, if any, that the application of SFAS No. 157 will have on its consolidated financial statements.
     In February 2007, the FASB issued SFAS Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. If the fair value option is elected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date. Upon initial adoption of this Statement an entity is permitted to elect the fair value option for available-for-sale and held-to-maturity securities previously accounted for under SFAS Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The effect of reclassifying those securities into the trading category should be included in a cumulative-effect adjustment of retained earnings and not in current-period earnings and should be separately disclosed. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect, if any, that the application of SFAS No. 159 will have on its consolidated financial statements.
17. Prepaid Expenses and other current Assets, other Assets, and other Accrued Liabilities
The following is a table summarizing the components of selected balance sheet items as of  June 30, 2006 and December 31, 2005.
The following is a table summarizing the components of selected balance sheet items.

	June 30, 2006	December 31, 2005
	(in thousands)
Prepaid expenses and other current assets
Deferred tax assets, current portion	$389	$112
Prepaid insurance	131	1,078
Prepaid media	9,994	—
Prepaid rent	1,313	1,742
VAT tax receivable	1,639	906
Other current assets	7,162	6,559

	$20,628	$10,397

Other Assets
Deferred tax assets, net of current portion	$5,305	$5,030
Other assets	3,767	716
	$9,072	$5,746

Other accrued liabilities
Accrued media	$14,382	$—
Other accrued expenses	24,619	17,178
Income taxes payable	6,042	4,093
Deferred tax liabilities, current portion	171	161

	$45,214	$21,432

SAPIENT CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     In connection with the internal review of our stock-based compensation granting process from 1996 through 2006, we have restated our consolidated financial statements for the years ended December 31, 2005, 2004 and all quarterly periods in 2005 as well as the three months ended March 31, 2006. The net impact of this restatement and the related tax effects include the impact of adjustments related to historical stock option practices as well as other unrelated immaterial adjustments that were previously unrecorded. These unrelated immaterial adjustments consist primarily of corrections to restructuring related lease obligations, adjustments to interest income and other miscellaneous adjustments. (See Footnote 2 of the financial statements).
     Sapient helps clients innovate their businesses in the areas of marketing, business operations and technology. Leveraging a unique approach, breakthrough thinking and disciplined execution, Sapient strives to deliver the right business results on time and on budget. Founded in 1991, Sapient is headquartered in Cambridge, Massachusetts, and has offices throughout the United States and Canada, and in Germany, the Netherlands, India and the United Kingdom.
     On January 3, 2006, we acquired Planning Group International, Inc. (“PGI”). Through this acquisition we have enhanced our strengths in advertising, digital and direct marketing, brand development, data mining, customer acquisition and loyalty, paid search, and media planning and buying strategies and services. We believe that our acquisition of PGI expands our opportunities to help our clients exploit the possibilities created by the rapid evolution of media, advertising, and technology and derive measurable value from their marketing investments.
     Our service revenues for the second quarter of 2006 were $98.0 million, a 31% increase compared to service revenues for the second quarter of 2005. The growth in service revenues year over year is due to an increase in service revenues in all geographies. The increase in service revenues in North America was also driven by our Experience Marketing (“EM”) business unit, which contributed $7.2 million for the quarter. The growth in EM was primarily driven by our acquisition of PGI in January 2006. The North America service revenue also includes one month of revenue in the second quarter of 2005 and six months of revenue in 2006 from our acquisition of Business Information Solutions, LLC (“BIS”) in June of 2005.
     Currently, we are retaining subcontractors in certain cases to fill specific project needs. If we are not successful in maintaining effective staffing levels, our ability to achieve our service revenue and profitability objectives will be adversely affected. Our ability to effectively staff our engagements and achieve the desired staffing mix depends heavily on our ability to keep turnover at appropriate levels. Our voluntary turnover for the second quarter of 2006 increased to 25.0% compared to 21.6% in the first quarter of 2006. We also continue to modify and upgrade critical internal systems that we require to manage client projects and our business. Our operations and business results will be adversely impacted if we do not successfully and efficiently implement these system changes, as necessary.
     Our Global Distributed Delivery (“GDD”) methodology continues to be important to our clients’ success. This proprietary methodology allows us to provide high-quality, cost effective solutions under accelerated project schedules. By engaging our staff in India, which is comprised of researchers, project managers, creative designers and technologists, we can provide services at lower total costs as well as offer a continuous delivery capability resulting from time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services. Our billable days, or level of effort, incurred by our India people as a percentage of total Company billable days increased for the second quarter of 2006 to 55% compared to 52% for the first quarter of 2006. This was as a result of the Company increasing its people count in India over the second quarter as a result of our hiring efforts, allowing us to increase our billable days.
     For the second quarter of 2006, we reported income from continuing operations of $178,000 compared to $2.9 million in the second quarter of 2005 and we reported net income of $4.9 million compared to $2.9 million in the second quarter of 2005. For the six months ended June 30, 2006, we reported a $1.1 million loss from continuing operations compared to $8.5 million of income from continuing operations for the six months ended June 30, 2005 and we reported net income of $3.5 million compared to $8.8 million for the six months ended June 30, 2005. Our net income for the six months ended June 30, 2006 includes $1.6 million related to insurance proceeds included in interest and other income, a $154,000 gain for the cumulative effect of accounting change related to the implementation of Statement of Financial Accounting Standards (“SFAS”) Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), and a gain of $4.8 million, net of tax, related to the sale of our HWT unit.
     During the second quarter of 2006, we continued progress on our strategic initiative of reengineering our general and administrative functions. In addition, to better position ourselves to capitalize on market opportunities in the United Kingdom, and better align our operations to those opportunities we announced a plan to align our workforce and skill set with our current and expected future needs. This plan will result in a reduction of approximately 28 people in our United Kingdom-based workforce and

SAPIENT CORPORATION
resulted in a restructuring charge of approximately $332,000 during the first quarter of 2006 and an additional charge of approximately $240,000 during the second quarter of 2006. We believe our proposed action will create a strong and profitable foundation upon which we can invest in our chosen areas and grow the business significantly over the remainder of 2006.
     The economic outlook, as always, is subject to change. Any decline in our service revenues will have a significant impact on our financial results, particularly because a significant portion of our operating costs (such as personnel, rent, depreciation and amortization of intangible assets) are fixed in advance of a particular quarter. In addition, our future operating segment and overall Company revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors.
Summary of Critical Accounting Policies; Significant Judgments and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated and Condensed Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ substantially from our estimates.
     A summary of those accounting policies, significant judgments and estimates that we believe are most critical to fully understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our Consolidated Condensed Financial Statements and the related Notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K.
•	Revenue Recognition and Allowance for Doubtful Accounts. We recognize revenue from the provision of professional services, digital marketing services and offline printing and production services arrangements with our clients when persuasive evidence of an arrangement exists, services or product have been provided to the customer, the fee is fixed or determinable and collectibility is reasonably assured. In instances where the customer, at its discretion, has the right to reject the services or product prior to final acceptance, revenue is deferred until such acceptance occurs.

We recognize revenues from our fixed-price technology implementation consulting contracts using the percentage-of-completion method pursuant to Statement of Position 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. Revenues generated from fixed-price non-technology implementation contracts, except for support and maintenance contracts, are recognized based upon a proportional performance model in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, (“SAB No. 101”) as amended by SAB No. 104, Revenue Recognition (“SAB No. 104”). Our percentage-of-completion method and our proportional performance method of accounting calculates revenue based on the percentage of labor incurred to estimated total labor. This method is used because reasonably dependable estimates of the revenues and labor applicable to various stages of an arrangement can be made, based on historical experience and milestones set in the contract. Revenue from time-and-material contracts is recognized as services are provided. Revenue generated from staff augmentation and support contracts are recognized ratably over the arrangement’s term.

Our project delivery and business unit finance personnel continually review labor incurred and estimated total labor, which may result in revisions to the amount of recognized revenue under an arrangement. Certain arrangements provide for revenue to be generated based upon the achievement of certain performance standards. Revenue related to the achievement of performance standards was immaterial for any of the periods presented in our consolidated financial statements.

Revenues from arrangements with multiple elements are allocated based on the fair value of the elements in accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (“EITF No. 00-21”). For these arrangements, we evaluate all deliverables in the arrangement to determine whether they represent separate units of accounting. Fair value is determined based on reliable evidence of the fair value of each deliverable. Revenues are recognized in accordance with our accounting policies for the separate elements when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially under our control. This evaluation is performed at the inception of the arrangement and as each item in the arrangement is delivered. The evaluation involves significant judgments regarding the nature of the services and deliverables being provided, whether these services and deliverables can reasonably be divided into the separate units of accounting and the fair value of the separate elements determined.

SAPIENT CORPORATION
Revenues related to our digital marketing media sales are recorded as the net amount of our gross billings less pass-through expenses charged to a client. In most cases, the amount that is billed to clients significantly exceeds the amount of revenue that is earned and reflected in our financial statements, because of various pass-through expenses such as production and media costs. In compliance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, (“EITF No. 99-19”) we assess whether the agency or the third-party supplier is the primary obligor. We evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. Because we broadly operate as an advertising agency based on our primary lines of business and given the industry practice to generally record revenue on a net versus gross basis, we believe that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, we record revenue net of pass-through charges as we believe the key indicators of the business suggest we generally act as an agent on behalf of our clients in our primary lines of business. In those businesses where the key indicators suggest we act as a principal, we record the gross amount billed to the client as revenue.

Our marketing services help our client’s optimize their cross platform marketing effectively to track behavior and improve conversion rates through data-driven analysis. These services are provided in exchange for monthly retainer fees and license fees and are recognized as the monthly services are provided.

Revenue from offline printing and production services are recognized at the time title of the related items transfers to our customers given all other revenue recognition criteria have been met.

If we do not accurately estimate the resources required or the scope of work to be performed for an arrangement or we do not manage the project properly within the planned time period, then we may recognize a loss on the arrangement. Provisions for estimated losses on uncompleted arrangements are made on an arrangement-by-arrangement basis and are recognized in the period in which such losses are identified. We have committed unanticipated additional resources to complete projects in the past, which has resulted in lower than anticipated profitability or losses on those arrangements. We expect that we will experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the process, which could result in a fixed-price that is too low and, therefore, a correct estimation could adversely affect our business, financial condition and results of operations.

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

•	Stock-Based Compensation Expense. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results for the implementation of 123R. Under this method we recognize compensation expense for all share-based payments granted after January 1, 2006 and the portion of awards granted prior to January 1, 2006 but not yet vested as of January 1, 2006, in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS No. 123R’s adoption, we accounted for share-based payments under APB No. 25 and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price.

Based on historical experience the Company has assumed an annualized forfeiture rate of 7% for awards granted to its senior executives and directors, and a 20% forfeiture rate for its remaining employees. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated. The actual expense recognized over the vesting period will only be for those shares that vest. The cumulative effect of the accounting change to reflect forfeiture assumption for stock-based compensation recorded in prior periods resulted in income of $154,000 and was recognized in the statement of operations for the three-month period ending March 31, 2006.

SAPIENT CORPORATION
Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that using historical volatility of its own stock is an indicator of expected volatility. Therefore, expected volatility for 2006 option grants was based on the daily closing prices of our common stock during the 6.25-year period ended December 31, 2005. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 4 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.

•	Accounting for Income Taxes. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (SFAS No. 109) requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, current and enacted tax legislation and other temporary differences between book and tax accounting, to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2001, 2002 and 2003, and uncertainty as to the extent and timing of profitability in future periods, we have recorded a valuation allowance of approximately $109 million as of June 30, 2006 relating to the deferred tax assets in the United States. Having assessed the ability to realize the deferred tax assets in certain foreign jurisdictions, we believe that future taxable income will be sufficient to realize the deferred tax benefit of the deferred tax assets in Canada, the United Kingdom, and Germany. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income tax recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated FIN 48 and determined that there is no material impact of this interpretation.

•	Valuation of Long-Lived Assets and Intangible Assets In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) long-lived assets are reviewed for impairment on a regular basis for the existence of facts and circumstances that may suggest that the carrying amount of an asset, or group of assets, may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated undiscounted future cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

•	Valuation of Goodwill In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) requires, among other things, the discontinuance of goodwill amortization. The standard also includes provisions for the assessment of the useful lives of existing recognized intangible assets and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Factors we consider important which could trigger an impairment review include:
•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

•	identification of other impaired assets within a reporting unit;

•	disposition of a significant portion of an operating segment;

SAPIENT CORPORATION
•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a decline in our market capitalization relative to net book value.
Determining whether a triggering event has occurred includes significant judgment from management.

The goodwill impairment test prescribed by SFAS No. 142 requires us to identify reporting units and to determine estimates of the fair value of our reporting units as of the date we test for impairment. The Company’s reporting units are consistent with the reportable segments identified in Note 10 of our consolidated financial statements. Assets and liabilities, including goodwill were allocated to reporting units based on factors such as specific identification and percentage of revenue. To conduct a goodwill impairment test, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. Management estimates the fair value of its’ reporting units using discounted cash flow valuation models. Those models require estimates of future revenue, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets and operating plans. We performed the annual assessment during the fourth quarter of 2006 and determined that goodwill was not impaired. We complete goodwill impairment analysis at least annually, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. Determining fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results.

•	Costs Incurred to Develop Computer Software for Internal Use. We account for costs incurred to develop computer software for internal use in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). As required by SOP 98-1, the Company capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred for internal use computer software during the preliminary project stage and through post-implementation stages of internal use computer software are expensed as incurred. The capitalization and ongoing assessment of recoverability of development cost requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. Capitalized software is included in property and equipment and is depreciated over its estimated life, which is typically three years.

•	Restructuring and Other Related Charges. We established exit plans for each of the restructuring activities in 2001 and 2002 and accounted for these plans in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring) (“EITF No. 94-3”). These exit plans required that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sub-lease income. We review on a regular basis our sub-lease assumptions and lease buy-out assumptions. These estimates include lease buy-out costs, anticipated rates to be charged to a sub-tenant, other terms and conditions in sub-lease contracts, and the timing of these sub-lease arrangements. If the rental markets continue to change, our lease buy-out, sub-lease and space requirement assumptions may not be accurate and changes in these estimates could materially affect our financial condition and results of operations. If any future adjustments are required to the restructuring initiatives recorded under the provisions of EITF No. 94-3, such adjustments will be measured in accordance with EITF No. 94-3. SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS No. 146”) was effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 supersedes the guidance in EITF No. 94-3 and includes a rebuttable presumption that if an entity has a past practice of providing similar termination benefits to employees, the benefit arrangement is presumed to be an ongoing benefit arrangement that should be accounted for under SFAS No. 112, Employers’ Accounting for Postemployment Benefits (SFAS No. 112”). SFAS No. 112 prescribes the accounting for the estimated cost of benefits, including severance benefits, provided by an employer to former or inactive employees after employment but before retirement. A liability is recognized when the severance amounts relate to prior services rendered, the payment of the amount is probable and the amount can be reasonably estimated. Since the second quarter of 2003, we have accounted for severance-related restructuring charges in accordance with SFAS No. 112 because we have a history of paying similar severance benefits since 2001.

•	Contingent Liabilities. We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $3.3 million and various administrative audits, each of which have arisen in the ordinary course of our business. We have an accrual at June 30, 2006 of approximately $792,000 related to certain of these items. We intend to defend these matters vigorously, although

SAPIENT CORPORATION
the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts we have previously accrued.

•	Accounting for Acquisitions. Our accounting for acquisitions involves significant judgments and estimates primarily, but not limited to: the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenues and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. The impact of prior or future acquisitions on our financial position or results of operations may be materially impacted by the change in or initial selection of assumptions and estimates. Additionally, under SFAS No. 142, we determine the fair value of the reporting unit, for purposes of the first step in our annual goodwill impairment test based on a discounted future cash flows approach. If prior or future acquisitions are not accretive to our results of operations as expected, or the fair value of a reporting unit declines dramatically, we may be required to complete the second step which requires significant judgments and estimates and which may result in material impairment charges in the period in which they are determined.
Results of Operations
     The following table sets forth the percentage of our service revenues of items included in our consolidated and condensed statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		As Restated		As Restated
Revenues:
Service revenues	100%	100%	100%	100%
Reimbursable expenses	3%	3%	3%	4%
Total gross revenues	103%	103%	103%	104%

Operating expenses:
Project personnel expenses	68%	57%	67%	59%
Reimbursable expenses	3%	3%	3%	4%

Total project personnel expenses	71%	60%	71%	63%
Selling and marketing expenses	5%	5%	6%	5%
General and administrative expenses	25%	28%	26%	28%
Restructuring and other related charges	0%	7%	1%	4%
Amortization of intangible assets	1%	0%	1%	0%

Total operating expenses	102%	100%	104%	99%

Income (loss) from operations	2%	3%	(1%)	5%
Interest and other income	2%	2%	2%	1%

Income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	4%	5%	1%	7%
Provision for income taxes	4%	1%	2%	1%

Income (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	0%	4%	(1%)	6%
Income (loss) from discontinued operations	0%	0%	0%	0%
Gain on disposal of discontinued operations	5%	0%	3%	0%

Income before cumulative effect of accounting change	5%	4%	2%	6%
Cumulative effect of accounting change	0%	0%	0%	0%

Net income	5%	4%	2%	6%

Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005
Service Revenues
     Our service revenues for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended
	June 30,			Percentage
	2006	2005	Increase	Increase
		As Restated
	(in thousands, except percentages)
Service revenues	$98,003	$74,940	$23,063	31%

SAPIENT CORPORATION

	Six Months Ended
	June 30,			Percentage
	2006	2005	Increase	Increase
		As Restated
		(in thousands, except percentages)
Service revenues	$185,097	$150,214	$34,883	23%
     Our service revenues represent revenues from our consulting service arrangements with our clients. Our service revenues increased by 31% during the three months ended June 30, 2006 compared to the same period in 2005 and by 23% during the six months ended June 30, 2006 compared to the same period in 2005. The increase in service revenues in both periods is due to an increase in service revenues in all geographies primarily due to organic growth not related to acquisitions. In addition, the increase in North America includes revenue related to our 2006 acquisition and includes six months of revenue related to our 2005 acquisition compared to one month of revenue in 2005. Our recurring revenues were 30% of our service revenues in the second quarter of 2006, compared to 38% in the second quarter of 2005. Recurring revenues are revenue commitments of one year or more in which the client has committed spending levels to us or chosen us as an exclusive provider of certain services.
     In the second quarter of 2006, our five largest clients accounted for approximately 23% of our service revenues in the aggregate, which was unchanged from the second quarter of 2005. No client accounted for more than 10% of our service revenues in the second quarters of 2006 and 2005.
Project Personnel Expenses
     Project personnel expenses consist principally of salaries and employee benefits for personnel dedicated to client projects, independent contractors and direct expenses incurred to complete projects that were not reimbursed by the client. These expenses represent the most significant costs we incur in providing our services.

	Three Months Ended
	June 30,			Percentage
	2006	2005	Increase	Increase
		As Restated
		(in thousands, except percentages)
Project personnel expenses	$66,232	$42,465	$23,767	56%
Project personnel expenses as a percentage of service revenues	68%	57%	11

	Six Months Ended
	June 30,			Percentage
	2006	2005	Increase	Increase
		As Restated
		(in thousands, except percentages)
Project personnel expenses	$124,173	$87,912	$36,261	41%
Project personnel expenses as a percentage of service revenues	67%	59%	8
     The increase in project personnel expenses for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005, was due to an increase in project personnel compensation and benefits expense, which was driven by an increase in the number of delivery people worldwide. As of June 30, 2006, we employed 3,159 delivery people worldwide, of which 1,766 were India-based. By comparison, as of June 30, 2005, we employed 2,358 delivery people worldwide, of which 1,324 were India-based.
     Project personnel expenses, before reimbursable expenses, increased quarter-over-quarter and year-over-year as a percentage of service revenues due to the inclusion of approximately $1.4 million and $2.8 million of stock-based compensation for the three and six months ended June 30, 2006, respectively, as a result of the adoption of SFAS 123R on January 1, 2006 and bonuses that were accrued during the second quarter of 2006 that were higher than the second quarter of 2005. For the second quarter of 2006, our utilization increased to 78% as compared to 73% for the second quarter of 2005.
Selling and Marketing Expenses
     Selling and marketing expenses consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses.

SAPIENT CORPORATION

	Three Months Ended
	June 30,			Percentage
	2006	2005	Increase	Increase
		As Restated
		(in thousands, except percentages)
Selling and marketing expenses	$4,589	$3,720	$869	23%
Selling and marketing expenses as a percentage of service revenues	5%	5%	—

	Six Months Ended
	June 30,			Percentage
	2006	2005	Increase	Increase
		As Restated
		(in thousands, except percentages)
Selling and marketing expenses	$11,422	$7,260	$4,162	57%
Selling and marketing expenses as a percentage of service revenues	6%	5%	1
     The increase in selling and marketing expenses for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 is due to the inclusion of approximately $599,000 of stock-based compensation as a result of the adoption of SFAS 123R. The increase in selling and marketing expenses in absolute dollars for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 is due to the inclusion of salaries and benefits of certain delivery personnel who focused on sales pursuits during the first quarter of 2006, as well as the inclusion of approximately $1.2 million of stock-based compensation as a result of the adoption of SFAS 123R and compensation expense related to restricted stock units. The number of selling and marketing personnel increased to 56 people at the end of the second quarter of 2006 compared to 52 people at the end of the second quarter of 2005.
     General and Administrative Expenses
     General and administrative expenses relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses.

	Three Months Ended
	June 30,		(Decrease)	Percentage
	2006	2005	Increase	Increase
		As Restated
		(in thousands, except percentages)
General and administrative expenses	$24,244	$20,826	$3,418	16%
General and administrative expenses as a percentage of service revenues	25%	28%	(3)

	Six Months Ended
	June 30,		(Decrease)	Percentage
	2006	2005	Increase	Increase
		As Restated
		(in thousands, except percentages)
General and administrative expenses	$47,559	$41,353	$6,206	15%
General and administrative expenses as a percentage of service revenues	26%	28%	(2)
     General and administrative expenses have increased in absolute dollars due to an increase in compensation and benefits expense, which was driven by an increase in the number of people worldwide. As of June 30, 2006, we employed 536 general and administrative people worldwide, of which 317 were India-based. By comparison, as of June 30, 2005, we employed 447 people worldwide, of which 228 people were India-based. General and administrative expenses have decreased as a percentage of service revenues due to the transition of certain functions to our India office, which has resulted in lower compensation costs per person and enabled us to leverage these costs over higher service revenues. General and administrative expenses for the three months ended June 30, 2006 and 2005 include approximately $822,000 of foreign exchange gains and approximately $896,000 of foreign exchange losses, respectively. General and administrative expenses for the six months ended June 30, 2006 and 2005 include approximately $793,000 of foreign exchange gains and approximately $1.8 million of foreign exchange losses, respectively. Additionally, general and administrative expenses include approximately $623,000 of stock-based compensation for the three months ended June 30, 2006 and $1.5 million of stock-based compensation for the six months ended June 30, 2006 as a result of the adoption of SFAS 123R and compensation expense related to restricted stock units. General and administrative expenses for the three months ended June 30, 2006 and 2005 include approximately $927,000 for provision for doubtful accounts and a recovery of allowance for doubtful accounts of approximately $282,000, respectively. General and administrative expenses for the six months ended June 30, 2006 include approximately $1.3 million for provision for doubtful accounts and a recovery of allowance for doubtful accounts of approximately $609,000.

SAPIENT CORPORATION
Restructuring and Other Related Charges
     We recorded restructuring and other related charges of $334,000 and $5.4 million during the three months ended June 30, 2006 and 2005, respectively, and $1.1 million and $5.5 million during the six months ended June 30, 2006 and 2005, respectively.
     2006-Restructure Event
     During the first quarter of 2006, we initiated a restructuring plan in the United Kingdom to better position us to capitalize on market opportunities. As a result, 28 employees were terminated and we recorded $240,000 and $572,000 during the three and six months ended June 30, 2006, respectively, in restructuring and other related charges for severance and termination benefits in accordance with SFAS Statement No. 112, Employers’ Accounting for Postemployment Benefits. These charges were recorded in the United Kingdom segment in the Results by Operating Segment. We paid approximately $400,000 through the second quarter of 2006 and paid the remainder during the third quarter of 2006. We do not expect to make any further payments related to this restructuring event.

Workforce
(in thousands)
2006 provision	$572
Cash utilized	(400)

Balance, June 30, 2006	$172

     2005-Restructure Event
     During the fourth quarter of 2005, we initiated a restructuring plan to streamline general and administrative (“G&A”) activities. This initiative included the transfer of certain finance, human resources, and internal IT functions to India. This initiative resulted in charges of approximately $99,000 and $299,000 during the three and six months ended June 30, 2006, respectively, to restructuring and other related charges related to severance and termination benefits and stay-bonuses in accordance with SFAS No. 112 and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges were not recorded to a segment because they impacted an area of the business that supports all business units, but are included in ‘Reconciling items’ in the Company’s Results by Operating Segment. We paid approximately $166,000 related to this liability as of June 30, 2006 and the remainder is expected to be paid by the end of the second quarter of 2007.

Workforce
(in thousands)
Balance at December 31, 2005	$300
2006 provision	299
Cash utilized	(166)

Balance at June 30, 2006	$433

     2001, 2002 and 2003 Restructure Events
     As a result of the decline in the demand for advanced technology consulting services that began in 2000, we restructured our workforce and operations in 2001, 2002 and 2003. The restructuring consisted of ceasing operations and consolidating or closing excess offices. Estimated costs for the consolidation of facilities included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sublease income.
     During the three and six months ended June 30, 2006, we recorded restructuring charges (benefit) of approximately (5,000) and $277,000, respectively, primarily due to changes in assumptions associated with our various restructured locations.
     During the three and six months ended June 30, 2005, we recorded restructuring charges of approximately $5.4 million and $5.5 million respectively, due to a decrease in estimated sublease income on our restructured Santa Monica, California location.

SAPIENT CORPORATION

Facilities
(in thousands)
Balance at December 31, 2005	$21,275
2006 provision	277
Cash utilized	(3,937)
Non-cash utilized	(108)

Balance at June 30, 2006	$17,507

     As of June 30, 2006, the total remaining accrued restructuring costs for all events were $18.1 million, of which the cash outlay over the next 12 months is expected to be $5.1 million, and the remainder will be paid through 2011.
Amortization of Intangible Assets
     During the three and six months ended June 30, 2006, amortization of intangible assets consisted primarily of amortization of intangible assets including: non-compete and non-solicitation agreements, customer list and backlog related to the 2006 PGI acquisition, SAP license agreement and customer list relating to the 2005 BIS acquisition and customer contracts and developed technology resulting from prior acquisitions. During the three and six months ended June 30, 2005, amortization of intangible assets consists primarily of amortization of customer contracts and developed technology resulting from prior acquisitions. Amortization expense related to intangible assets was $844,000 and $212,000 for the three months ended June 30, 2006 and 2005, respectively, and $1.9 million and $342,000 for the six months ended June 30, 2006 and 2005, respectively. The increase in amortization was due to the 2005 and 2006 acquisitions.
Interest and Other Income
     Interest and other income is derived primarily from investments in U.S. government securities, tax-exempt, short-term municipal bonds and commercial paper.

	Three Months Ended
	June 30,			Percentage
	2006	2005	Increase	Increase
		As Restated
		(in thousands, except percentages)
Interest and other income	$2,160	$1,125	$1,035	92%

	Six Months Ended
	June 30,			Percentage
	2006	2005	Increase	Increase
		As Restated
		(in thousands, except percentages)
Interest and other income	$3,540	$2,139	$1,401	65%
     During the three months ended June 30, 2006, other income included approximately $1.2 million of insurance proceeds. During the six months ended June 30, 2006 interest and other income included approximately $1.6 million of insurance proceeds. Included in these amounts are business interruption proceeds of approximately $394,000 in the first quarter of 2006 and $283,000 in the second quarter of 2006. These amounts were received in connection with a fire that occurred in our Gurgaon, India office during the first quarter of 2005. The fire did not have a material effect on our business or in our ability to serve our clients. The percentage increase for the three months and six months ended June 30, 2006 and 2005 was primarily due to the increase in other income, offset by lower interest income due to a lower average cash balance in 2006 compared to 2005.
Provision for Income Taxes
     We have deferred tax assets which have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. SFAS No. 109, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available

SAPIENT CORPORATION
evidence, such as recent and expected future operating results by tax jurisdiction, current and enacted tax legislation and other temporary differences between book and tax accounting, to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2001, 2002 and 2003, and uncertainty as to the extent and timing of profitability in future periods, we have recorded a valuation allowance as of June 30, 2006 relating to the deferred tax assets in the United States. Having assessed the ability to realize the deferred tax assets in certain foreign jurisdictions, we believe that future taxable income will be sufficient to realize the deferred tax benefit of the deferred tax assets in Canada, the United Kingdom, and Germany. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made.
     Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.
Results by Operating Segment
     We have discrete financial data by operating segments available based on our method of internal reporting, which disaggregates our operations. Operating segments are defined as components of the Company concerning which separate financial information is available to manage resources and evaluate performance. Beginning with the first quarter of 2006, we combined our Financial Services, Automotive, Consumer and Energy business unit, our Technology, Education, Communications and Health Care business unit and our Canada business unit into one business unit, which is now named North America Commercial. In addition, Experience Marketing became a standalone business unit. Our three business units in North America are now: (i) North America Commercial (“NAC”), (ii) Government Services and (iii) Experience Marketing (“EM”). In addition, we have two European business units: United Kingdom and Germany. We have reported our results by operating segments accordingly, and quarterly results for operating segments for 2005 have been reclassified to reflect these changes.
     Prior to the first quarter of 2006, we allocated certain selling, marketing and general and administrative expenses to our business units in the United Kingdom, Germany and Canada as these activities had been managed within those business units, but we had not allocated these expenses to the business units in the United States. Beginning in the first quarter of 2006, we do not allocate certain marketing and general and administrative expenses to our NAC, United Kingdom, Germany and EM business unit segments because these activities are managed separately from the business units. We do allocate certain marketing and general and administrative expenses to our Government Services business unit as these activities are managed within the business unit. Quarterly results for operating segments for 2005 have been reclassified to reflect these changes. We did not allocate the costs associated with our restructuring events across our operating segments for internal measurement purposes, given that the substantial majority of the restructuring costs were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. We allocated the workforce reduction costs associated with the United Kingdom’s 2006 restructuring plan due to the specific identification of the terminated employees to their respective business unit. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and, therefore, we have not disclosed asset information for each operating segment.
     The tables below present the service revenues and income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change attributable to these operating segments for the periods presented.

SAPIENT CORPORATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		As Restated		As Restated
	(In thousands)
Service Revenues
North America Commercial	$63,349	$45,869	$116,935	$89,068
Government Services	3,656	6,225	8,833	10,963
Experience Marketing	7,159	—	11,673	—
United Kingdom	15,932	16,164	33,323	35,217
Germany	7,907	6,682	14,333	14,966

Consolidated total	$98,003	$74,940	$185,097	$150,214

Income From Continuing Operations
North America Commercial (1)	$19,681	$17,062	$36,778	$31,481
Government Services (1)	128	3,384	1,300	5,608
Experience Marketing (1)	609	—	(332)	—
United Kingdom (1)	1,172	3,419	4,856	8,752
Germany (1)	2,954	3,443	5,136	7,308

Total Reportable Segments (1)	24,544	27,308	47,738	53,149
Reconciling Items (2)	(20,624)	(23,833)	(45,284)	(43,154)

Consolidated income from continuing operations, before income taxes, discontinued operations and cumulative effect of accounting change	$3,920	$3,475	$2,454	$9,995

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income in order to arrive at consolidated income before income taxes include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		As Restated		As Restated
	(in thousands)
Centrally managed functions	$17,741	$18,727	$37,991	$38,238
Restructuring and other related charges	334	5,367	1,148	5,491
Amortization of intangible assets	844	212	1,881	342
Stock-based compensation expense	2,637	129	5,559	269
Interest and other income	(2,160)	(1,125)	(3,540)	(2,139)
Unallocated expenses (3)	1,228	523	2,245	953

	$20,624	$23,833	$45,284	$43,154

(3)	Includes costs controlled directly by corporate headquarters.
Service Revenues by Operating Segments
     Consolidated service revenues for the second quarter of 2006, compared to the second quarter of 2005, increased 31% in U.S. dollars and 26% in local currency terms. Our NAC business unit increased service revenues $17.5 million, or 38%, in the second quarter of 2006 compared to the second quarter of 2005. The increase in our NAC business unit for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 was primarily a result of organic revenue combined with revenue related to our 2005 acquisition. For the six months ended June 30, 2006 and 2005, there were six months and one month of revenue included from our 2005 acquisition, respectively. Our Government Services business unit service revenues decreased 41%, or $2.6 million, in the second quarter of 2006 compared to the second quarter of 2005. The decrease in Government Services revenue is due to demand for services in this segment being lower than anticipated due to the timing of funding between our Government Services clients and the U.S. Government. Our United Kingdom business unit reported a decrease in service revenues for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 of 1% or $232,000, or 1% in local currency. Germany’s service revenues increased 18% or $1.2 million, or 19% in local currency, in the second quarter of 2006 compared to the second quarter of 2005. Our EM business unit reported service revenues of $7.2 million for the second quarter of 2006. Our EM business unit is a new business unit for 2006 and is primarily attributable to our PGI acquisition.
     Consolidated service revenues for the six months ended June 30, 2006, compared to the same period in 2005, increased 23% in U.S. dollars and 24% in local currency terms. Our NAC business unit increased service revenues $27.9 million, or 31%, during

SAPIENT CORPORATION
the six months ended June 30, 2006 compared to the same period in 2005. The increase in our NAC business unit for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 was primarily a result of organic revenue growth not related to acquisitions combined with revenue related to our 2005 acquisition. Our Government Services business unit service revenues decreased 19%, or $2.1 million, during the six months ended June 30, 2006 compared to the same period in 2005. The decrease in Government Services revenue is due to demand for services in this segment being lower than anticipated due to the timing of funding between our Government Services clients and the U.S. Government. Our United Kingdom business unit reported a decrease in service revenues for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 of 5% or $1.9 million, or 1% in local currency. Germany’s service revenues decreased 4% or $633,000, or less than 1% in local currency, during the six months ended June 30, 2006 compared to the same period in 2005. Our EM business unit reported service revenues of $11.7 million for the six months ended June 30, 2006.
Operating Income by Operating Segments
     Our NAC business unit increased operating income $2.6 million, or 15%, in the second quarter of 2006 compared to the second quarter of 2005. Our Government Services, United Kingdom and Germany operating segments did not have improved operating results during the second quarter of 2006 compared to the second quarter of 2005. Our Government Services business unit operating income decreased $3.3 million in the second quarter of 2006 compared to the second quarter of 2005 primarily because of a decrease in revenue due to timing of funding between our Government Services clients and the U.S. Government. Our United Kingdom business unit operating income decreased $2.2 million during the second quarter of 2006 compared to the second quarter of 2005. Germany’s operating income decreased $489,000 in the second quarter of 2006 compared to the second quarter of 2005. Our EM business unit reported operating income of $609,000 in the second quarter of 2006.
     Our NAC business unit increased operating income $5.3 million, or 17%, during the six months ended June 30, 2006 compared to the same period in 2005. Our Government Services, United Kingdom and Germany operating segments did not have improved operating results during the six months ended June 30, 2006 compared to the same period in 2005. Government Services business unit operating income decreased $4.3 million during the six months ended June 30, 2006 compared to the same period in 2005. Our United Kingdom business unit operating income decreased $3.9 million during the six months ended June 30, 2006 compared to the same period in 2005, while Germany’s operating income decreased $2.2 million during the six months ended June 30, 2006 compared to the same period in 2005. Our EM business unit reported an operating loss of $332,000 during the six months ended June 30, 2006.
Liquidity and Capital Resources
     During the six months ended June 30, 2006, we experienced a use of cash from operations of $20.6 million. We invest our excess cash predominantly in instruments that are highly liquid, investment grade securities. At June 30, 2006, we had approximately $97.3 million in cash, cash equivalents, restricted cash and marketable investments, compared to $157.8 million at December 31, 2005.
     We have deposited approximately $1.6 million with various banks as collateral for letters of credit and performance bonds and have classified this cash as restricted on the accompanying consolidated and condensed balance sheet at June 30, 2006.
     In our Annual Report on the Form 10-K for the year ended December 31, 2005, under the heading Liquidity and Capital Resources, we outlined our contractual obligations. For the quarter ended June 30, 2006, there have been no material changes in our contractual obligations.
     Cash used in operating activities was $20.6 million for the six months ended June 30, 2006. This resulted primarily from an increase in accounts receivable of $19.6 million, an increase in prepaid expenses and other current assets of $ 8.0 million, an increase in unbilled revenues of $12.6 million, a decrease in accounts payable of $2.0 million, a decrease in accrued restructuring of $3.4 million, a decrease in our accrued compensation of $4.0 million and a gain on disposal of HWT of approximately $4.8 million, primarily offset by net non-cash charges of $14.0 million, including depreciation and amortization of $6.6 million, stock compensation expense of $5.6 million, provision for doubtful accounts of $1.3 million and deferred taxes of $0.5 million. An increase in other accrued liabilities of $19.6 million also contributed to offset cash used in operations. Cash flows from operations included approximately $220,000 of cash generated from operations by HWT through the date of disposal. Days sales outstanding (“DSO”) is calculated based on actual three months of total revenue and period end receivables, unbilled and deferred revenue balances. DSO for accounts receivable increased to 93 days in the second quarter of 2006 from 85 days in the first quarter of 2006, primarily due to delays in billings throughout the quarter as a result of transitioning the billing function to India. Additionally, the transition of the billing function to India took focus away from our collection efforts. Approximately 52% of our services revenue for the second quarter of 2006 was derived from time and materials arrangements as compared to 38% for the second quarter of 2005. Because of the growing trend in revenue generated from time and materials arrangements and the fact that they are billed one month in arrears, we expect our unbilled revenue balance to increase at the end of a fiscal quarter as our service revenues increase. We expect our unbilled revenues to be short-term in nature, with a majority being billed within 90 days.
     Cash provided by investing activities was $11.2 million for the six months ended June 30, 2006. This was due primarily to net cash inflows of $38.8 million from the net sales and maturities of marketable securities and $5.1 million of proceeds from the sale

SAPIENT CORPORATION
of our HWT business unit, offset by cash paid for the PGI acquisition, net of cash received in the acquisition, of approximately $26.5 million, additional cash consideration related to our BIS acquisition of $183,000 and capital expenditures of $6.1 million.
     Cash used in financing activities was $12.5 million for the six months ended June 30, 2006, as a result of the repurchase of our common stock shares for approximately $17.0 million, partially offset by $4.5 million of cash proceeds provided from the exercise of employee stock options and sale of common stock under our employee stock purchase plan.
     On November 16, 2004, our Board of Directors authorized up to $25.0 million in funds for use in our common stock repurchase program. On February 10, 2006 the Board of Directors authorized an additional $25.0 million in funds for use in such programs. We announced that we will repurchase shares on the open market or in private transactions from time to time depending on market conditions. Each authorization shall continue for a period of two years from its inception or until it is discontinued by the Board of Directors. Under our buyback program no shares were repurchased in 2004 and 3.0 million shares were repurchased in 2005 at an average price of $5.84 per share for an aggregate purchase price of $17.6 million. We repurchased approximately 1.0 million shares of our common stock at an average price of $5.98 per share for an aggregate purchase price of approximately $6.2 million during the first quarter of 2006 and approximately 2.2 million shares at an average price of $4.99 per share for an aggregate purchase price of $10.7 million during the second quarter of 2006. Subsequent to June 30, 2006 we repurchased approximately 245,000 shares of our common stock at an average price of $4.71 per share for an aggregate purchase price of $1.2 million.
     During the first quarter of 2005, a fire occurred in our Gurgaon, India office. The fire did not have a material effect on our business or in our ability to serve our clients. In connection with the fire, we received business interruption insurance proceeds of approximately $394,000 in the first quarter of 2006 and $283,000 in the second quarter of 2006.
     In connection with the acquisition of BIS in June of 2005, we have agreed to pay additional cash consideration totaling approximately $550,000 over a three year period, paid in equal installments within ten days of the first, second, and third anniversary of the Closing Date. We have agreed to pay additional consideration based upon the attainment by the acquired entity of defined operating objectives. The maximum potential future consideration pursuant to such arrangements, to be resolved over a three year period, is $3.9 million. We recorded approximately $991,000 to goodwill in the second quarter of 2006 and paid this amount in the third quarter of 2006.
     We believe that our existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet our working capital, capital expenditures, restructuring requirements and stock repurchase initiatives for at least the next 12 months.
      The Company is subject to certain legal proceedings and claims, as discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the course of business and that have not been fully adjudicated. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

      The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims totaling approximately $3.2 million and various administrative audits, each of which have arisen in the ordinary course of our business. The Company has an accrual at December 31, 2006 of approximately $800,000 related to certain of these items. The Company intends to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has previously accrued. The pending derivative actions do not assert a claim against the Company for specific monetary damages and, accordingly, the amounts described herein are exclusive of any potential future monetary damages that the company may incur as a result of the derivative actions.

      On August 17, 2006 a derivative action, captioned as Alex Fedoroff, Derivatively on Behalf of Nominal Defendant Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Susan D. Johnson, et al., was filed in the Superior Court for Middlesex County, Massachusetts, against Sapient as a nominal defendant and sixteen of Sapient’s current and former directors and officers. On August 31, 2006, a nearly identical complaint, captioned as Jerry Hamilton, Derivatively on Behalf of Nominal Defendant Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Susan D. Johnson, et al., was filed in the same court by a different Company shareholder. Both plaintiffs claim breaches of fiduciary duty by all defendants for allegedly backdating stock options between 1997 and 2002. The Plaintiffs also claim that some of the defendants were unjustly enriched by receipt of purportedly backdated stock options, and seek unspecified damages, disgorgement of “backdated” stock options and any proceeds received from the exercise and sale of any “backdated” options, costs and attorneys’ fees. Neither of the plaintiffs made a pre-suit demand on Sapient’s Board of Directors, as required by Delaware law (Sapient’s state of incorporation) prior to filing their respective actions.
      On October 13, 2006, the Superior Court for Middlesex County, Massachusetts, entered an order consolidating the foregoing derivative actions under the caption In re Sapient Corporation Derivative Litigation. On February 20, 2007, the consolidated complaint was transferred into the Business Litigation Session of the Suffolk Superior Court, Massachusetts under docket number 07-0629 BLS1. On April 25, 2007, the defendants filed a motion to dismiss, which was heard by the Court on May 23, 2007. The Company is awaiting notice on the results of this hearing.
      On October 27, 2006 and October 31, 2006, three additional shareholder derivative actions were filed in the United States District Court for the District of Massachusetts; Mike Lane, Derivatively on Behalf of Sapient Corporation v. J. Stuart Moore, Jerry A. Greenberg, Sheeroy D. Desai, et al. and Sapient Corporation; Marc Doyle, Derivatively on Behalf of Sapient Corporation v. J. Stuart Moore, Jerry A. Greenberg, Sheeroy D. Desai, et al. and Sapient Corporation; and Laurence Halaska, Derivatively on Behalf of Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Scott J. Krenz, et al. and Sapient Corporation. The federal derivative actions are substantially similar to the state derivative actions, except that federal derivative actions assert violations of Sarbanes-Oxley and violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act. None of the foregoing derivative actions asserts a claim against the Company for specific monetary damages.
      On November 30, 2006, the Securities and Exchange Commission (“SEC”) notified us that it had commenced a formal inquiry into our historical stock-based compensation practices. Subsequently, on March 8, 2007, we received a subpoena from the SEC requesting documents relating to this matter, and responded by producing documents. We are cooperating fully with the SEC and will continue to do so as the inquiry moves forward. At this point, we are unable to predict what, if any, consequences the SEC investigation may have on us. However, the investigation could result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to commence legal action, we could be required to pay significant penalties and/or fines and could become subject to an administrative order and/or a cease and desist order. The filing of our restated financial statements to correct the discovered accounting errors will not resolve the SEC investigation.
      In connection with the independent investigation into the Company’s historical stock-based compensation practices, the Company reviewed the payroll withholding tax effect associated with certain stock options. Certain stock options were originally intended to be Incentive Stock Options (“ISOs”), under U.S. tax regulations. However, by definition, ISOs may not be granted with an exercise price less than the fair market value of the underlying stock on the date of grant. Due to the impact of the measurement date changes on the qualified status of affected ISOs, they may no longer qualify as ISOs under the regulations. Therefore, the affected ISOs were accounted for as if these options were non-qualified stock options for payroll tax accounting purposes. The Company recorded a liability for the unpaid income and employment taxes plus potential penalties and interest based upon the change in status of the affected options. The Company recorded a liability for the taxes, penalties and interest due based upon the change in status of the options in the amount of $17.8 million. The Company recorded reversals of this accrual in the amount of $16.5 million between 2003 and 2006 due to the expiration of the tax statute of limitations. These adjustments resulted in a net charge to income of $1.3 million over the period 1996 to 2006, which represent management’s best estimate of the Company’s liability.
Recent Accounting Pronouncements
     In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income tax recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.
     In September 2006, the SEC issued SAB No. 108, Considering the Effect of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for companies with fiscal years ending after November 15, 2006 and was adopted in the year ending December 31, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the effect, if any, that the application of SFAS No. 157 will have on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. If the fair value option is elected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date. Upon initial adoption of this Statement an entity is permitted to elect the fair value option for available-for-sale and held-to-maturity securities previously accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The effect of reclassifying those securities into the trading category should be included in a cumulative-effect adjustment of retained earnings and not in current-period earnings and should be separately disclosed. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect, if any, that the application of SFAS No. 159 will have on its consolidated financial statements.

SAPIENT CORPORATION

SAPIENT CORPORATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the three and six months ended June 30, 2006, no changes in our market risk exposure occurred. For quantitative and qualitative disclosures about market risk affecting Sapient, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 4. Controls and Procedures
Background
     During 2006 there were numerous changes to our accounting personnel. This has led to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. The turnover in accounting personnel described above is a result of the significant disruption to the financial accounting organization, processes and workload incurred during 2006 as follows:
•	the transition of key accounting and administrative functions and processes to India during 2006;

•	the changes in the finance organization and resultant significant turnover in the Company’s finance and accounting staff, including three different Chief Financial Officers during 2006; and

•	the investigation and restatement of the Company’s financial statements relating to historic stock option practices, requiring significant financial research, analysis and incremental recordkeeping.
Evaluation of Disclosure Controls and Procedures
     Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of June 30, 2006, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our evaluation has identified the following material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement to the annual or interim financial statements will not be prevented or detected.
Control Environment. We did not maintain an effective control environment as we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. This control deficiency could result in a misstatement to our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. This control deficiency could also impede our ability to complete our financial reporting process and prepare financial statements on a timely basis. Accordingly, management has concluded that this control deficiency constitutes a material weakness.
     Based on the evaluation of this material weakness, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2006 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Plan for Remediation of the Material Weakness in Internal Control Over Financial Reporting
     During the second half of 2006, we began adding members to our accounting and finance staff and implementing additional review procedures in our financial statement close processes to address these issues. While the impact of these enhancements to the internal control over financial reporting were positive, management’s assessment of our internal control over financial reporting for 2006 indicated that additional resources, training, and experience were necessary for certain of these controls to operate effectively.
     Management’s actions to further address these issues in 2007 include:
•	assigning the new Chief Administrative Officer direct responsibility for resolving the issues with the core transaction team in India;

•	adding a significant number of resources to help stabilize the accounting and finance team in India and providing additional training to ensure the processes and controls there are being followed; and

•	hiring and training of additional key personnel in corporate accounting, purchasing, financial planning and analysis, Sarbanes-Oxley compliance and other open roles.
Changes in Internal Control Over Financial Reporting
     No changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SAPIENT CORPORATION
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Regulatory Proceedings

On November 30, 2006, the SEC notified us that it had commenced a formal inquiry into our historical stock-based compensation practices. Subsequently, on March 8, 2007, we received a subpoena from the SEC requesting documents relating to this matter and responded by providing documents. We have been cooperating with the SEC as it continues its investigation. We are cooperating fully with the SEC and will continue to do so as the inquiry moves forward. At this point, we are unable to predict what, if any, consequences the SEC investigation may have on us. However, the investigation could result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to commence legal action, we could be required to pay significant penalties and/or fines and could become subject to an administrative order and/or a cease and desist order. The filing of our restated financial statements to correct the discovered accounting errors likely will not resolve the SEC investigation.

Private Litigation

We are subject to certain legal proceedings and claims, as discussed below. We are also subject to certain other legal proceedings and claims that have arisen in the course of business and that have not been fully adjudicated. In the opinion of management, we do not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on our financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

On August 17, 2006 a derivative action, captioned as Alex Fedoroff, Derivatively on Behalf of Nominal Defendant Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Susan D. Johnson, et al., was filed in the Superior Court for Middlesex County, Massachusetts, against Sapient as a nominal defendant and sixteen of Sapient’s current and former directors and officers. On August 31, 2006, a nearly identical complaint, captioned as Jerry Hamilton, Derivatively on Behalf of Nominal Defendant Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Susan D. Johnson, et al., was filed in the same court by a different Company shareholder. Both plaintiffs claim breaches of fiduciary duty by all defendants for allegedly backdating stock options between 1997 and 2002. The Plaintiffs also claim that some of the defendants were unjustly enriched by receipt of purportedly backdated stock options, and seek unspecified damages, disgorgement of “backdated” stock options and any proceeds received from the exercise and sale of any “backdated” options, costs and attorneys’ fees. Neither of the plaintiffs made a pre-suit demand on Sapient’s Board of Directors, as required by Delaware law (Sapient’s state of incorporation) prior to filing their respective actions.

On October 13, 2006, the Superior Court for Middlesex County, Massachusetts, entered an order consolidating the foregoing derivative actions under the caption In re Sapient Corporation Derivative Litigation. On February 20, 2007, the consolidated complaint was transferred into the Business Litigation Session of the Suffolk Superior Court, Massachusetts under docket number 07-0629 BLS1. On April 25, 2007, the defendants filed a motion to dismiss, which was heard by the Court on May 23, 2007. The Company is awaiting notice on the results of this hearing.

On October 27, 2006 and October 31, 2006, three additional shareholder derivative actions were filed in the United States District Court for the District of Massachusetts; Mike Lane, Derivatively on Behalf of Sapient Corporation v. J. Stuart Moore, Jerry A. Greenberg, Sheeroy D. Desai, et al. and Sapient Corporation; Marc Doyle, Derivatively on Behalf of Sapient Corporation v. J. Stuart Moore, Jerry A. Greenberg, Sheeroy D. Desai, et al. and Sapient Corporation; and Laurence Halaska, Derivatively on Behalf of Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Scott J. Krenz, et al. and Sapient Corporation. The federal derivative actions are substantially similar to the state derivative actions, except that federal derivative actions assert violations of Sarbanes-Oxley and violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act.

None of the foregoing derivative actions asserts a claim against the Company for specific monetary damages.
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
     The market for our consulting services and the technologies used in our solutions historically have tended to fluctuate with economic cycles — particularly those cycles in the United States and the United Kingdom, where we earn the majority of our revenues. During economic cycles in which many companies are experiencing financial difficulties or uncertainty, clients and potential clients may cancel or delay spending on technology and other business initiatives. Military actions in Iraq and elsewhere, global terrorism, natural disasters and political unrest are among the factors that may adversely impact regional and global economic conditions and, concomitantly, client investments in our services. Although economic conditions in our industry have been improving in recent years, a sudden or gradual downturn in these conditions may cause large companies to cancel or delay consulting initiatives for which they have engaged us. Further, if the rate of cancellations or delays significantly increases, our business, financial condition and results of operations could be materially and adversely impacted.
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
Our international operations and Global Distributed Delivery,( “GDD”) model subject us to increased risk.
     We currently have offices in the United Kingdom, Germany, the Netherlands, India and Canada. Our international operations are a significant percentage of our total revenues, and our GDD model is a key component of our ability to deliver our services successfully. Our international operations are subject to inherent risks, including:
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

SAPIENT CORPORATION
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
     Our business is people intensive, and our success depends upon our ability to attract, retain, train and motivate highly skilled employees. The improvement in demand for business, marketing and technology consulting services has further increased the need for employees with specialized skills or significant experience in business, marketing and technology consulting, particularly at senior levels. We have been expanding our operations in all locations, and these expansion efforts will be highly dependent on attracting a sufficient number of highly skilled people. We may not be successful in attracting enough employees to achieve our desired expansion or staffing plans. Furthermore, the industry turnover rates for these types of employees are high, and we may not be successful in retaining, training and motivating the employees we attract. Any inability to attract, retain, train and motivate employees could impair our ability to manage adequately and complete existing projects and to bid for or accept new client engagements. Such inability may also force us to increase our hiring of expensive independent contractors, which may increase our costs and reduce our profitability on client engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce and other resources. Our future success will depend on our ability to manage the levels and related costs of our workforce and other resources effectively.
We earn revenues, incur costs and maintain cash balances in multiple currencies, and currency fluctuations affect our financial results.
     We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international revenues were $31.5 million for the three months ended June 30, 2006 and $61.2 million for the six months ended June 30, 2006. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues, purchases, payroll and investments. We also have a significant amount of foreign currency net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk, because we frequently incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.
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
     A high percentage of our operating expenses, particularly personnel, rent, depreciation and amortization of intangible assets, are fixed in advance of any particular quarter. As a result, an unanticipated decrease in the number or average size of, or an unanticipated delay in the scheduling for, our projects may cause significant variations in operating results in any particular quarter and could have a material adverse effect on operations for that quarter.
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

SAPIENT CORPORATION
•	the accuracy of our estimates of resources required to complete ongoing projects;

•	loss of key highly skilled personnel necessary to complete projects; and

•	general economic conditions.
We may lose money if we do not accurately estimate the costs of fixed-price engagements.
     Many of our projects are based on fixed-price contracts, rather than contracts in which payment to us is determined on a time and materials basis. Our failure to accurately estimate the resources and schedule required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We are consistently entering into contracts for large projects that magnify this risk. We have been required to commit unanticipated additional resources to complete projects in the past, which has resulted in losses on those contracts. We will likely experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the process, which could result in a fixed price that is too low and, therefore, this incorrect estimation could adversely affect our business, financial condition and results of operations.
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
     Certain complex projects may require that we partner with specialized software or systems vendors or other partners to perform our services. Often in these circumstances, we are liable to our clients for the performance of these third parties. Should the third parties fail to perform timely or satisfactorily, our clients may elect to terminate the projects or withhold payment until the services have been completed successfully. Additionally, the timing of our revenue recognition may be affected or we may lose revenue or realize lower profits if we incur additional costs due to delays or because we must assign additional personnel to complete the project. Furthermore, our relationships with our clients and our reputation generally may suffer harm as a result of our partners’ unsatisfactory performance.
Our clients could unexpectedly terminate their contracts for our services.
     Some of our contracts can be canceled by the client with limited advance notice and without significant penalty. A client’s termination of a contract for our services could result in a loss of expected revenues and additional expenses for staff that were allocated to that client’s project. We could be required to maintain underutilized employees who were assigned to the terminated contract. The unexpected cancellation or significant reduction in the scope of any of our large projects, or client termination of one or more recurring revenue contracts, could have a material adverse effect on our business, financial condition and results of operations.
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

SAPIENT CORPORATION
material in amount and affect our business, financial condition and results of operations. Additionally, such claims may harm our reputation and cause us to lose clients.
Our services may infringe the intellectual property rights of third parties, and create liability for us as well as harm our reputation and client relationships.
     The services that we offer to clients may infringe the intellectual property (“IP”) rights of third parties and result in legal claims against our clients and Sapient. These claims may damage our reputation, adversely impact our client relationships and create liability for us. Moreover, although we generally agree in our client contracts to indemnify the clients for expenses or liabilities they incur as a result of third party IP infringement claims associated with our services, the resolution of these claims, irrespective of whether a court determines that our services infringed another party’s IP rights, may be time-consuming, disruptive to our business and extraordinarily costly. Finally, in connection with an IP infringement dispute, we may be required to cease using or developing certain IP that we offer to our clients. These circumstances could adversely impact our ability to generate revenue as well as require us to incur significant expense to develop alternative or modified services for our clients.
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
Our former Co-Chairman and Co-Chief Executive Officers have significant voting power and may effectively control the outcome of any stockholder vote.
     Jerry A. Greenberg, our former Co-Chairman of the Board and Co-Chief Executive Officer of the Company and J. Stuart Moore, our former Co-Chairman of the Board and Co-Chief Executive Officer and current member of our Board of Directors, own, in the aggregate, approximately 33% of our outstanding common stock. As a result, they have the ability to substantially influence and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.
We are dependent on our key employees.
     Our success depends in large part upon the continued services of a number of key employees. Our employment arrangements with our key personnel provide that employment is terminable at will by either party. The loss of the services of any of our key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, if our key employees resign from Sapient to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations. Although, to the extent permitted by

SAPIENT CORPORATION
law, we require our employees to sign agreements prohibiting them from joining a competitor, forming a competing company or soliciting our clients or employees for certain periods of time, we cannot be certain that these agreements will be effective in preventing our key employees from engaging in these actions or that courts or other adjudicative entities will substantially enforce these agreements. Furthermore, for those employees whom we involuntarily terminated in connection with our restructuring actions, we have waived the non-competition clause of their agreements in exchange for releases of claims. We granted these waivers only in connection with the restructuring actions, and our general practice is not to waive the non-competition obligations of departing employees.
We may be unable to achieve anticipated benefits from acquisitions and joint ventures.
     The anticipated benefits from any acquisitions or joint ventures that we may undertake might not be achieved. For example, if we acquire a company, we cannot be certain that clients of the acquired business will continue to conduct business with us, or that employees of the acquired business will continue their employment or integrate successfully into our operations and culture. The identification, consummation and integration of acquisitions and joint ventures require substantial attention from management. The diversion of management’s attention, as well as any difficulties encountered in the integration process, could have an adverse impact on our business, financial condition and results of operations. Further, we may incur significant expenses in completing any such acquisitions, and we may assume significant liabilities, some of which may be unknown at the time of such acquisition. We note, in particular, our current efforts to integrate and assimilate our Experience Marketing business unit, following our acquisition of PGI in early 2006. Failure to complete this initiative in a timely and efficient basis may adversely impact our business, financial condition and results of operations.
If we do not effectively improve our operational and financial processes, our ability to achieve efficiencies and cost savings may be delayed and our results of operations may be adversely impacted.
     To streamline our general and administrative infrastructure and costs as a percentage of revenue, and ensure that we can appropriately scale as our business expands, we are redesigning many operational processes and transitioning certain internal, non-billable roles to our India office. The activities principally relate to finance, human resources and certain IT functions, and have resulted, and will result, in the elimination of certain general and administrative jobs in the United States, United Kingdom, Germany and Canada. If we do not timely, efficiently and effectively upgrade or replace systems, redesign processes and implement the preceding role transitions and necessary training as our business requires, we may be unable to support our growth effectively or realize cost savings as quickly as expected and maintain effective internal controls over financial reporting. Additionally, the quality of our services may decline pending the successful completion of these initiatives. Consequently, our results of operations may be adversely impacted. As indicated below in this Item 1A and Item 4, the transition of several finance functions to our offices in India is a principal reason that management is reporting that a material weakness exists in the Company's internal control over financial reporting.
The failure to successfully and timely implement certain financial system changes to improve operating efficiency and enhance our reporting controls could harm our business.
     In parallel with the foregoing operational process redesign and role transition activities, we have implemented and continue to install several upgrades and enhancements to our financial systems. We expect these initiatives to enable us to achieve greater operating and financial reporting efficiency and also enhance our existing control environment through increased levels of automation of certain processes. Failure to successfully execute these initiatives in a timely, effective and efficient manner could result in the disruption of our operations, the inability to comply with our Sarbanes-Oxley obligations and the inability to report our financial results in a timely and accurate manner.
Management’s determination that a material weakness exists in our internal controls over financial reporting could have a material adverse impact on the Company.
     We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. In Item 4 of this Quarterly Report, management reports that a material weakness exists in the Company’s internal control over financial reporting, principally related to the Company’s transition of several Company finance functions to our offices in India. Specifically, in 2006 the Company lacked a sufficient complement of senior financial accounting and reporting personnel possessing competencies commensurate with the Company’s financial reporting requirements Due to this material weakness, management has concluded that as of the end of the period, the Company’s disclosure controls and procedures were not effective. Consequently, and pending the Company’s remediation of the matters that have caused the control deficiencies underlying the material weakness, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors may lose faith in the reliability of our financial statements. Accordingly, the price of our securities may be adversely and materially impacted.
We face risks related to the restatement of our financial statements and the ongoing SEC investigation regarding our historical stock-based compensation practices.
     On November 30, 2006, the Securities and Exchange Commission (“SEC”) notified us that it had commenced a formal inquiry into our historical stock-based compensation practices. Subsequently, on March 8, 2007, we received a subpoena from the SEC

SAPIENT CORPORATION
requesting several documents relating to this matter. We are cooperating fully with the SEC and will continue to do so as the inquiry moves forward. At this point, we are unable to predict what, if any, consequences the SEC investigation may have on us. However, the investigation could result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to commence legal action, we could be required to pay significant penalties and/or fines and could become subject to an administrative order and/or a cease and desist order. The filing of our restated financial statements to correct the discovered accounting errors will not resolve the SEC investigation. Further, the resolution of the SEC investigation could require the filing of additional restatements of our prior financial statements, and/or our restated financial statements, or require that we take other actions not presently contemplated.
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

SAPIENT CORPORATION
PART II. OTHER INFORMATION
Item 6. Exhibits
10.1* Sapient Corporation Winning Performance Plan

10.2* 2006 Global Performance Bonus Plan

10.3* Form of Restricted Stock Units Agreement for initial grant to newly appointed members of the Board of Directors

10.4* Form of Restricted Stock Units Agreement for annual grants to reelected members of the Board of Directors

31.1* Certification of Alan J. Herrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of Joseph S. Tibbetts, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of Alan J. Herrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certification of Joseph S. Tibbetts, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits filed herewith

SAPIENT CORPORATION
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAPIENT CORPORATION

Signature	Title	Date

/s/ ALAN J. HERRICK Alan J. Herrick	President Chief Executive Officer	June 12, 2007

/s/ JOSEPH S. TIBBETTS, JR. Joseph S. Tibbetts, Jr.	Chief Financial Officer	June 12, 2007