Form 10-Q
period 2006-09-30
SAPIENT CORP
filed 2007-06-12
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
EXPLANATORY NOTE
     In this Form 10-Q, Sapient Corporation (“Sapient” or the “Company”):
     (a) restates its Consolidated and Condensed Balance Sheet as of December 31, 2005 (“Q4 2005”), and the related Consolidated and Condensed Statements of Operations for the three and nine months ended September 30, 2005 and the Consolidated and Condensed Statement of Cash Flows for the nine months ended September 30, 2005; and
     (b) amends its “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” for the foregoing periods.
     Concurrent with the filing of this Form 10-Q, the Company is filing a quarterly report on Form 10-Q for the three and six months ended June 30, 2006 (“Q2 2006”) and an annual report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”).

     The Company has restated its Consolidated Balance Sheet as of December 31, 2005, and the related Consolidated Statements of Operations and Cash Flows, and Changes in Stockholder’s Equity, for each of the years ended December 31, 2005 and 2004 in its Form 10-K.
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

On November 20, 2006, the Audit Committee announced that the results of the internal investigation indicated a lack of controls and documentation, principally prior to 2004, around the Company’s stock-based compensation granting process, as well as irregularities relating to pricing of certain grants of options to purchase the Company’s common stock (“options” or “stock options”) awarded principally during the period from 1996 through 2001 (the “Identified Period”). With the exception of the 60-day and 7-day pricing, which occurred primarily in 1996 and 1997, the Audit Committee did not find any evidence of a systematic effort to intentionally backdate stock option grants on a large scale. The Audit Committee’s report included the following key findings:

•	The investigation found no misconduct by any of the individuals who were serving on the Company’s management team as of the conclusion of the Audit Committee’s internal investigation.

•	The investigation found that the Company’s former CEO, Jerry Greenberg, former CFO, Susan Cooke and former General Counsel, Deborah Gray's participated, to varying degrees, in issuing these grants. All three participated in the authorization of the 60-day pricing practice and in certain instances of targeted pricing. Additionally, the investigation found that the former CFO and former General Counsel participated in the authorization of re-pricing and “look-back” pricing of grants in connection with certain of the Company's acquisitions in 1998 and 1999. The investigation was inconclusive on whether the former CEO and former General Counsel fully understood the accounting and disclosure ramifications of these practices. The Audit Committee found evidence that the former CFO knew that certain practices had accounting and disclosure implications but failed to take steps to ensure that the accounting for those practices was proper. The former CEO, who received no stock options in the 15 years since his co-founding Sapient, resigned from the Company in October 2006. The former CFO also resigned then. The former General Counsel, Deborah Gray, left the Company in January 2002. Stuart Moore, a member of the Board of Directors, who co-founded Sapient and was co-CEO until June 2006, never received stock options and did not participate in issuing these grants.

•	Some members of current management received options that, in some cases, had prices corresponding to a date earlier than the measurement date for accounting purposes. None of the members of current management were in a position at the time to approve their own option grants.

•	Certain outside members of the Board of Directors received options that had prices corresponding to a date other than the measurement date for accounting purposes. In some instances Board members receiving these grants had executed written consents approving the grants, although none of the members of the Board of Directors directed the pricing of options they received or the pricing of any other options.

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

Of the $288,000 of compensation expense related to 2005, $22,000 and $248,000 were recorded in the three and nine months ended September 30, 2005, respectively.

Related Tax Adjustments
     The Company reviewed the tax effect associated with the Adjusted Options. Certain of the Adjusted Options were originally intended to be Incentive Stock Options (“ISOs”), under U.S. tax regulations. However, by definition, ISOs may not be granted with an exercise price less than the fair market value of the underlying stock on the date of grant. Due to the impact of the measurement date changes on the qualified status of affected ISOs, they no longer qualify as ISOs under the regulations. Therefore, the affected ISOs were accounted for as if they were non-qualified stock options for income tax accounting purposes. The Company recorded a liability for the unpaid income and employment taxes plus potential penalties and interest based upon the change in status of the affected options. The Company recorded a liability for the taxes, penalties and interest based upon the change in status of the options in the amount of $17.8 million. The Company recorded a reversal of this accrual in the amount of $16.5 million due to the expiration of the tax statute of limitations for the years 2002 and prior. These adjustments resulted in a net charge to operations of $1.3 million over the period 1997 to 2006. The net charge (benefit) recorded by the Company for these liabilities for the period indicated was as follows:

Net payroll tax related
Year	charge (Benefit)
(In thousands)
1997	$1
1998	429
1999	4,224
2000	11,070
2001	773
2002	(429)
2003	(4,143)
2004	(10,640)
2005	(352)
2006	366

Total	$1,299

     Of the $366,000 net charge recorded during 2006, $54,000 and $291,000 was recorded in the three and nine months ended September 30, 2006, respectively. Of the $(352,000) net benefit recorded during 2005, $162,000 and $(409,000) were recorded in the three and nine months ended September 30, 2005, respectively.
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

     The following table is a summary of all restatement amounts included in the cumulative adjustment to opening Accumulated Deficit as of January 1, 2004 (in thousands):

		Net Payroll Tax
	Compensation	Related Charge	Other
Period	Expense	(Benefit)	Adjustments	Total Adjustment
1996	$51	$—	$—	$51
1997	567	1	—	568
1998	2,896	429	—	3,325
1999	6,251	4,224	—	10,475
2000	13,333	11,070	—	24,403
2001	10,663	773	756	12,192
2002	6,835	(429)	415	6,821
2003	3,762	(4,143)	(16)	(397)

Cumulative Adjustment to Opening Accumulated Deficit as of January 1, 2004	$44,358	$11,925	$1,155	$57,438

SAPIENT CORPORATION
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED AND CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
		As Restated
	Unaudited
	(In thousands, except
	per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$50,954	$69,948
Marketable securities	54,647	86,288
Restricted cash, current portion	1,041	319
Accounts receivable, less allowance for doubtful accounts of $2,424 and $887 at September 30, 2006 and December 31, 2005, respectively	85,878	60,016
Unbilled revenues	30,962	16,849
Prepaid expenses and other current assets	17,193	10,397

Total current assets	240,675	243,817
Restricted cash, net of current portion	1,304	1,217
Property and equipment, net	24,368	20,561
Purchased intangible assets, net	8,392	2,940
Goodwill	38,929	11,770
Other assets	9,207	5,746

Total assets	$322,875	$286,051

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,997	$5,396
Accrued compensation	28,414	25,337
Accrued restructuring costs, current portion	3,952	6,565
Deferred revenues, current portion	13,377	5,559
Other accrued liabilities	38,539	21,432

Total current liabilities	95,279	64,289
Accrued restructuring costs, net of current portion	12,248	15,010
Deferred revenues, net of current portion	922	1,154
Other long-term liabilities	5,535	3,507

Total liabilities	113,984	83,960
Commitments and contingencies (Note 6)
Redeemable common stock, par value $0.01 per share, 224,469 and 313,943 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	480	671
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 authorized and none issued at September 30, 2006 and December 31, 2005	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 131,785,758 and 130,478,206 shares issued at September 30, 2006 and December 31, 2005, respectively	1,318	1,304
Additional paid-in capital	543,549	542,028
Treasury stock, at cost, 8,775,874 and 6,951,772 shares at September 30, 2006 and December 31, 2005, respectively	(31,654)	(18,601)
Deferred compensation	—	(11,927)
Accumulated other comprehensive income	3,393	1,051
Accumulated deficit	(308,195)	(312,435)

Total stockholders’ equity	208,411	201,420

Total liabilities, redeemable common stock and stockholders’ equity	$322,875	$286,051

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		As Restated		As Restated
		(Unaudited)
		(In thousands, except per share amounts)
Revenues:
Service revenues	$106,924	$80,321	$292,021	$230,535
Reimbursable expenses	4,193	3,722	10,540	9,748

Total gross revenues	111,117	84,043	302,561	240,283

Operating expenses:
Project personnel expenses	72,811	50,531	196,984	138,444
Reimbursable expenses	4,193	3,722	10,540	9,748

Total project personnel expenses and reimbursable expenses	77,004	54,253	207,524	148,192
Selling and marketing expenses	5,670	2,967	17,092	10,227
General and administrative expenses	29,993	20,888	77,552	62,237
Restructuring and other related charges	187	117	1,335	5,608
Amortization of intangible assets	842	381	2,722	722

Total operating expenses	113,696	78,606	306,225	226,986

(Loss) income from operations	(2,579)	5,437	(3,664)	13,297
Interest and other income	1,180	1,075	4,719	3,211

(Loss) income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	(1,399)	6,512	1,055	16,508
(Benefit from) provision for income taxes	(2,134)	1,118	1,370	2,651

Income (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	735	5,394	(315)	13,857
Income (loss) from discontinued operations	—	25	(433)	338
Gain on disposal of discontinued operations (net of tax provision of $342)	—	—	4,834	—

Income before cumulative effect of accounting change	735	5,419	4,086	14,195
Cumulative effect of accounting change	—	—	154	—

Net income	$735	$5,419	$4,240	$14,195

Basic income (loss) per share from continuing operations	$0.01	$0.04	$(0.00)	$0.11

Diluted income (loss) per share from continuing operations	$0.01	$0.04	$(0.00)	$0.11

Basic net income per share	$0.01	$0.04	$0.03	$0.11

Diluted net income per share	$0.01	$0.04	$0.03	$0.11

Weighted average common shares outstanding	123,051	125,361	123,861	124,660
Weighted average dilutive common share equivalents	3,074	5,665	—	5,594

Weighted average common shares and dilutive common share equivalents	126,125	131,026	123,861	130,254

     The accompanying notes are an integral part of these unaudited Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2005
		As Restated
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$4,240	$14,195
Adjustments to reconcile net income to net cash used in operating activities:
Loss recognized on disposition of fixed assets	84	50
Depreciation expense	7,216	4,540
Amortization of purchased intangible assets	2,722	722
Deferred income taxes	428	188
Provision for (recovery of) allowance for doubtful accounts, net	1,551	(499)
Stock-based compensation expense	8,427	1,165
Gain on disposal of discontinued operations	(4,834)	—
Cumulative effect of accounting change	(154)	—
Changes in operating assets and liabilities, net of acquisitions and disposition:
Accounts receivable	(17,728)	(11,167)
Unbilled revenues	(13,392)	(13,121)
Prepaid expenses and other current assets	(4,502)	(2,601)
Other assets	(3,158)	78
Accounts payable	1,242	(944)
Accrued compensation	1,762	5,115
Accrued restructuring costs	(5,285)	(2,007)
Other accrued liabilities	13,718	(872)
Deferred revenues	1,299	(3,684)
Other long-term liabilities	763	1,094

Net cash used in operating activities	(5,601)	(7,748)

Cash flows from investing activities:
Cash paid for acquisitions, including transaction costs, net of cash received	(27,655)	(13,334)
Cash received for sale of discontinued operations, net of cash disposed of and payment to minority stockholders	5,142	—
Purchases of property and equipment and cost of internally developed software	(9,060)	(11,593)
Sales and maturities of marketable securities	114,411	48,811
Purchases of marketable securities	(82,157)	(38,778)

Restricted cash	(729)	4,870

Net cash used in investing activities	(48)	(10,024)

Cash flows from financing activities:
Principal payments under capital lease obligations	(102)	—
Proceeds from stock option and purchase plans	4,881	5,119
Repurchases of common stock	(18,110)	(2,604)

Net cash (used in) provided by financing activities	(13,331)	2,515
Effect of exchange rate changes on cash and cash equivalents	(14)	(668)

Decrease in cash and cash equivalents	(18,994)	(15,925)
Cash and cash equivalents, at beginning of period	69,948	66,779

Cash and cash equivalents, at end of period	$50,954	$50,854

Supplemental Cash Flow Information:
Non-cash investing transaction:
Issuance of common stock with acquisition (see Note 3)	$5,855	$3,310

Note receivable related to sale of HWT (see Note 15)	$1,350	$—

Amounts due to minority stockholders of discontinued operations (see Note 15)	$213	$—

     The accompanying notes are an integral part of these unaudited Consolidated and Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
1. Basis of Presentation
     The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K, which was filed concurrently with this Form 10-Q. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
     Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation. The results of discontinued operations for the three and nine months ended September 30, 2005 are presented separately in the condensed and consolidated statement of operations to conform with the presentation for the three and nine months ended September 30, 2006.
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

On November 20, 2006, the Audit Committee announced that the results of the internal investigation indicated a lack of controls and documentation, principally prior to 2004, around the Company’s stock-based compensation granting process, as well as irregularities relating to pricing of certain grants of options to purchase the Company’s common stock (“options” or “stock options”) awarded principally during the period from 1996 through 2001 (the “Identified Period”). With the exception of the 60-day and 7-day pricing, which occurred primarily in 1996 and 1997, the Audit Committee did not find any evidence of a systematic effort to intentionally backdate stock option grants on a large scale. The Audit Committee’s report included the following key findings:

•	The investigation found no misconduct by any of the individuals who were serving on the Company’s management team as of the conclusion of the Audit Committee’s internal investigation.

•	The investigation found that the Company’s former CEO, Jerry Greenberg, former CFO, Susan Cooke and former General Counsel, Deborah Gray participated, to varying degrees, in issuing these grants. All three participated in the authorization of the 60-day pricing practice and in certain instances of targeted pricing. Additionally, the investigation found that the former CFO and former General Counsel participated in the authorization of re-pricing and “look-back” pricing of grants in connection with certain of the Company’s acquisitions in 1998 and 1999. The investigation was inconclusive on whether the former CEO and former General Counsel fully understood the accounting and disclosure ramifications of these practices. The Audit Committee found evidence that the former CFO knew that certain practices had accounting and disclosure implications but failed to take steps to ensure that the accounting for those practices was proper. The former CEO, who received no stock options in the 15 years since his co-founding Sapient, resigned from the Company in October 2006. The former CFO also resigned then. The former General Counsel, Deborah Gray, left the Company in January 2002. Stuart Moore, a member of the Board of Directors, who co-founded Sapient and was co-CEO until June 2006, never received stock options and did not participate in issuing these grants.

•	Some members of current management received options that, in some cases, had prices corresponding to a date earlier than the measurement date for accounting purposes. None of the members of current management were in a position at the time to approve their own option grants.

SAPIENT CORPORATION

•	Certain outside members of the Board of Directors received options that had prices corresponding to a date other than the measurement date for accounting purposes. In some instances Board members receiving these grants had executed written consents approving the grants, although none of the members of the Board of Directors directed the pricing of options they received or the pricing of any other options.

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

The following is a summary of the pre-tax compensation expense associated with the Adjusted Options to be recognized in each period from 1996 to 2005 (in thousands):

	Compensation
Period	Expense

1996	$51
1997	567
1998	2,896
1999	6,251
2000	13,333
2001	10,663
2002	6,835
2003	3,762

Cumulative Adjustment to Opening Accumulated Deficit as of January 1, 2004		44,358
2004		2,388
2005		288

Total		$47,034

Of the $288,000 of compensation expense related to 2005, $22,000 and $248,000 were recorded in the three and nine months ended September 30, 2005, respectively.

SAPIENT CORPORATION
Related Tax Adjustments
     The Company reviewed the tax effects associated with the Adjusted Options. Many of the Adjusted Options were originally intended to be Incentive Stock Options (“ISOs”), under U.S. income tax regulations. However, by definition, ISOs may not be granted with an exercise price less than the fair market value of the underlying stock on the date of grant. Due to the impact of the measurement date changes on the qualified status of affected ISOs, they may no longer qualify as ISOs under the regulations. Therefore, the affected ISOs were accounted for as if these options were non-qualified stock options for income tax accounting purposes. The Company recorded a liability for the unpaid income and employment taxes plus potential penalties and interest based upon the change in status of the affected options. The Company recorded a liability for the taxes, penalties and interest based upon the change in status of the options in the amount of $17.8 million. The Company recorded reversals of this accrual in the amount of $16.5 million between 2003 and 2006 due to the expiration of the payroll tax statute of limitations for years 2002 and prior. These

SAPIENT CORPORATION
adjustments resulted in a net charge to expense of $1.3 million over the period of 1996 to 2006. The net expense (benefit) recorded by the Company for these liabilities for the period indicated is as follow (in thousands):

Net payroll tax related
Year	charge (Benefit)
(In thousands)
1997	$1
1998	429
1999	4,224
2000	11,070
2001	773
2002	(429)
2003	(4,143)
2004	(10,640)
2005	(352)
2006	366

Total	$1,299

     Of the $366,000 net charge recorded during 2006, $54,000 and $291,000 was recorded in the three and nine months ended September 30, 2006, respectively. Of the $(352,000) net benefit recorded during 2005, $162,000 and $(409,000) were recorded in the three and nine months ended September 30, 2005, respectively.
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
     Restatement Adjustments

		(Decrease)
		Increase to Net
Period		Earnings
		(In thousands)
2003 and prior		$(57,438)
2004		8,483
First quarter 2005	(247)
Second quarter 2005	108
Third quarter 2005	(891)
Fourth quarter 2005	1,731	—

Total 2005		701
First quarter 2006		(546)

Total impact through first quarter of 2006		$(48,800)

SAPIENT CORPORATION
     The following table is a summary of all restatement amounts included in the cumulative adjustment to opening retained earnings as of January 1, 2004 (in thousands):

		Net Payroll Tax
	Compensation	Related Charge	Other
Period	Expense	(Benefit)	Adjustments	Total Adjustment
1996	$51	$—	$—	$51
1997	567	1	—	568
1998	2,896	429	—	3,325
1999	6,251	4,224	—	10,475
2000	13,333	11,070	—	24,403
2001	10,663	773	756	12,192
2002	6,835	(429)	415	6,821
2003	3,762	(4,143)	(16)	(397)

Cumulative Adjustment to Opening Accumulated Deficit as of January 1, 2004	$44,358	$11,925	$1,155	$57,438

     The following table illustrates the effect of the restatement on adjustments the Company’s pro forma earnings and pro forma earnings per share if the Company had recorded compensation costs based on the revised grant dates, under the fair value accounting method defined by SFAS No. 123 for the three and nine months ended September 30, 2005.

	For the Three Months Ended September 30, 2005			For the Nine Months Ended September 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Income from continuing operations	6,285	(891)	5,394	14,887	(1,030)	13,857
Add back: Stock-based compensation expense, included in income from continuing operations, as reported	873	22	895	917	248	1,165
Deduct:Stock-based employee compensation expense determined under fair value based method for all awards	(2,858)	(59)	(2,917)	(8,798)	(188)	(8,986)

Pro forma income from continuing operations	4,300	(928)	3,372	7,006	(970)	6,036

Income per share from continuing operations:
Basic	$0.05	$(0.01)	$0.04	$0.12	$(0.01)	$0.11

Diluted	$0.05	$(0.01)	$0.04	$0.11	$—	$0.11

Pro forma income per share from continuing operations:
Basic	$0.03	$—	$0.03	$0.06	$(0.01)	$0.05

Diluted	$0.03	$—	$0.03	$0.06	$(0.01)	$0.05

Net Income	$6,310	$(891)	$5,419	$15,225	$(1,030)	$14,195
Add back: APB 25 compensation expense, net of tax effects	873	22	895	917	248	1,165
Deduct: FAS 123 historical compensation expense, net of tax effects	(2,858)	(59)	(2,917)	(8,798)	(188)	(8,986)

Net income — FAS 123 pro forma	$4,325	$(928)	$3,397	$7,344	$(970)	$6,374

Net income per share:
Basic	$0.05	$(0.01)	$0.04	$0.07	$—	$0.07

Diluted	$0.05	$(0.01)	$0.04	$0.07	$—	$0.07

Pro forma net income per share
Basic	$0.03	$—	$0.03	$0.06	$0.03	$0.05

Diluted	$0.03	$—	$0.03	$0.06	$0.03	$0.05

The following tables present the effect of the restatement adjustments by financial statement line item for the Consolidated and Condensed Statements of Operations, Balance Sheet, and Statements of Cash Flows for the periods indicated.

SAPIENT CORPORATION
UNAUDITED CONSOLIDATED AND CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2005
	(In thousands, except per share data)
		Stock-Based
	(1)	Compensation	Other	Tax
	As Reported	Adjustments	Adjustments	Adjustments	As Restated
Revenues:
Service revenues	$80,537	$—	$(216)	$—	$80,321
Reimbursable expenses	3,722	—	—	—	3,722

Total gross revenues	84,259	—	(216)	—	84,043

Operating expenses:
Project personnel expenses	50,237	27	169	98	50,531
Reimbursable expenses	3,722	—	—	—	3,722

Total project personnel expenses and reimbursable expenses	53,959	27	169	98	54,253
Selling and marketing expenses	2,926	16	—	25	2,967
General and administrative expenses	20,840	(21)	30	39	20,888
Restructuring and other related charges	—	—	117	—	117
Amortization of intangible assets	381	—	—	—	381

Total operating expenses	78,106	22	316	162	78,606

Income from operations	6,153	(22)	(532)	(162)	5,437
Interest and other income	1,075	—	—	—	1,075

Income from continuing operations before income taxes and discontinued operations	7,228	(22)	(532)	(162)	6,512
Provision for income taxes	943	—	175	—	1,118

Income from continuing operations before discontinued operations	6,285	(22)	(707)	(162)	5,394
Income from discontinued operations	25	—	—	—	25

Net Income	$6,310	$(22)	$(707)	$(162)	$5,419

Basic income per share from continuing operations	$0.05				$0.04

Diluted income per share from continuing operations	$0.05				$0.04

Basic income per share	$0.05				$0.04

Diluted income per share	$0.05				$0.04

Weighted average common shares	125,361	—	—	—	125,361
Weighted average dilutive common share equivalents	4,631	1,034	—	—	5,665

Weighted average common shares and dilutive common share equivalents	129,992	1,034	—	—	131,026

(1) As reported amounts have been adjusted to account for discontinued operations related to HWT, see footnote 15.

SAPIENT CORPORATION
UNAUDITED CONSOLIDATED AND CONDENSED STATEMENT OF OPERATIONS

	For the Nine Months Ended September 30, 2005
	(In thousands, except per share data)
		Stock-Based
	(1)	Compensation	Other	Tax
	As Reported	Adjustments	Adjustments	Adjustments	As Restated
Revenues:
Service revenues	$230,629	$—	$(94)	$—	$230,535
Reimbursable expenses	9,748	—	—	—	9,748

Total gross revenues	240,377	—	(94)	—	240,283

Operating expenses:
Project personnel expenses	138,488	145	151	(340)	138,444
Reimbursable expenses	9,748	—	—	—	9,748

Total project personnel expenses and reimbursable expenses	148,236	145	151	(340)	148,192
Selling and marketing expenses	10,142	70	—	15	10,227
General and administrative expenses	62,292	33	(4)	(84)	62,237
Restructuring and other related charges	5,250	—	358	—	5,608
Amortization of intangible assets	722	—	—	—	722

Total operating expenses	226,642	248	505	(409)	226,986

Income from operations	13,735	(248)	(599)	409	13,297
Interest and other income	3,421	—	(210)	—	3,211

Income from continuing operations before income taxes and discontinued operations	17,156	(248)	(809)	409	16,508
Provision for income taxes	2,269	—	382	—	2,651

Income from continuing operations before discontinued operation	14,887	(248)	(1,191)	409	13,857
Income from discontinued operations	338	—	—	—	338

Net Income	$15,225	$(248)	$(1,191)	$409	$14,195

Basic income per share from continuing operations	$0.12				$0.11

Diluted income per share from continuing operations	$0.11				$0.11

Basic income per share	$0.12				$0.11

Diluted income per share	$0.12				$0.11

Weighted average common shares	124,660	—	—	—	124,660
Weighted average dilutive common share equivalents	5,033	561	—	—	5,594

Weighted average common shares and dilutive common share equivalents	129,693	561	—	—	130,254

(1) As reported amounts have been adjusted to account for discontinued operations related to HWT, see Footnote 15.

SAPIENT CORPORATION
UNAUDITED CONSOLIDATED AND CONDENSED BALANCE SHEET

	As of December 31, 2005
	APB 25 — Historical Accounting Method
		Stock-Based
		Compensation	Other	Tax
	As Reported	Adjustments	Adjustments	Adjustments	As Restated
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$69,948	$—	$—	$—	$69,948
Marketable securities	86,288	—	—	—	86,288
Restricted cash, current portion	319	—	—	—	319
Accounts receivable	60,062	—	(46)	—	60,016
Unbilled revenues	16,849	—	—	—	16,849
Prepaid expenses and other current assets	10,483	—	(86)	—	10,397

Total current assets	243,949	—	(132)	—	243,817
Restricted cash, net of current portion	1,217	—	—	—	1,217
Property and equipment, net	20,561	—	—	—	20,561
Purchased intangible assets, net	2,940	—	—	—	2,940
Goodwill	11,770	—	—	—	11,770
Other assets	5,746	—	—	—	5,746

Total assets	$286,183	$—	$(132)	$—	$286,051

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,396	$—	$—	$—	$5,396
Accrued compensation	24,403	—	—	934	25,337
Accrued restructuring costs, current portion	6,565	—	—	—	6,565
Deferred revenue, current portion	5,537	—	22		5,559
Other accrued liabilities	21,264		168	—	21,432

Total current liabilities	63,165	—	190	934	64,289
Accrued restructuring costs, net of current portion	15,010	—	—	—	15,010
Deferred revenues, net of current portion	1,154	—	—	—	1,154
Other long-term liabilities	3,548	—	(41)	—	3,507

Total liabilities	82,877	—	149	934	83,960
Commitments and contingencies
Redeemable common stock	671	—	—	—	671
Stockholders’ equity:

Preferred stock	—	—	—	—	—
Common stock	1,304	—	—	—	1,304
Additional paid-in-capital	494,556	47,472	—	—	542,028
Treasury stock	(18,601)	—	—	—	(18,601)
Deferred compensation	(11,489)	(438)	—	—	(11,927)
Accumulated other comprehensive income	1,046	—	5	—	1,051
Accumulated deficit	(264,181)	(47,034)	(286)	(934)	(312,435)

Total stockholders’ equity	202,635	—	(281)	(934)	201,420

Total liabilities, redeemable common stock and stockholders’ equity	$286,183	$—	$(132)	$—	$286,051

SAPIENT CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2005
	(in thousands)
		Stock-Based
	(1)	Compensation	Other	Tax
	As Reported	Adjustments	Adjustments	Adjustments	As Restated
Cash flows from operating activities:
Net income	$15,225	$(248)	$(1,191)	$409	$14,195
Adjustments to reconcile net income to net cash used in operating activities:
Loss recognized on disposition of fixed assets	50	—	—	—	50
Depreciation expense	4,452	—	88	—	4,540
Amortization of purchased intangible assets	722	—	—	—	722
Deferred income taxes	188	—	—	—	188
Recovery of allowance for doubtful accounts, net	(499)	—	—	—	(499)
Stock-based compensation expense	917	248	—	—	1,165
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	4,870	—	(4,870)	—	—
Accounts receivable	(11,191)	—	24	—	(11,167)
Unbilled revenues	(13,191)	—	70	—	(13,121)
Prepaid expenses and other current assets	(2,816)	—	215	—	(2,601)
Other assets	78	—	—	—	78
Accounts payable	(944)	—	—	—	(944)
Accrued compensation	5,355	—	169	(409)	5,115
Accrued restructuring costs	(2,365)	—	358		(2,007)
Other accrued liabilities	(1,304)		432	—	(872)
Deferred revenues	(3,684)	—	—	—	(3,684)
Other long-term liabilities	967		127		1,094

Net cash used in operating activities	(3,170)	—	(4,578)	—	(7,748)

Cash flows from investing activities:
Cash paid for acquisition, including transaction costs, net of cash received	(13,334)	—	—	—	(13,334)
Purchases of property and equipment and cost of internally developed software	(11,301)	—	(292)		(11,593)
Sales and maturities of marketable securities	48,811	—	—	—	48,811
Purchases of marketable securities	(38,778)	—	—	—	(38,778)
Restricted cash	—	—	4,870	—	4,870

Net cash used in investing activities	(14,602)	—	4,578	—	(10,024)

Cash flows from financing activities:

Proceeds from stock option and purchase plans	5,119	—	—	—	5,119
Repurchases of common stock	(2,604)	—	—	—	(2,604)

Net cash provided by financing activities	2,515	—	—	—	2,515

Effect of exchange rate changes on cash and cash equivalents	(668)	—	—	—	(668)

Decrease in cash and cash equivalents	(15,925)	—	—	—	(15,925)
Cash and cash equivalents, at beginning of period	66,779	—	—	—	66,779

Cash and cash equivalents, at end of period	$50,854	$—	$—	$—	$50,854

(1)	As reported amounts have been adjusted to account for discontinued operations related to HWT, see footnote 15.
3. Acquisitions
     On January 3, 2006, the Company purchased 100% of the outstanding shares of Planning Group International, Inc (“PGI”) which specializes in on-line, off-line and multi-channel marketing strategies and programs. As part of the acquisition, the Company was able to significantly expand its presence regarding marketing services to include advertising, brand development, direct marketing, data mining, paid search, and media planning and buying. As a result of the acquisition, the Company formed a new business unit called Experience Marketing. The acquisition added approximately 160 employees, all of whom became part of the Company’s Experience Marketing operating segment.

SAPIENT CORPORATION
     Consideration for the acquisition totaled $35.6 million, including transaction costs of $570,000. The consideration consisted of approximately $29.2 million in cash paid at closing and the issuance of 1,306,908 shares of common stock valued at $5.9 million. The acquisition has been treated as a taxable transaction, therefore intangible assets, including goodwill, are deductible for tax purposes.
     The $5.9 million of common stock consideration related to the issuance of 1,306,908 shares of common stock was measured based on the average market price of the Company’s common shares ($5.83 per share), adjusted for the resale restriction placed on these common shares. The stock issued as partial consideration for the acquisition contains restrictions as to tradability which lapse with the passage of time at rates of 50%, 25% and 25% on the first, second and third anniversaries, respectively, of the acquisition date. The present value of these restrictions was estimated at approximately $1.8 million.
     The Company has recorded the acquisition using the purchase method of accounting and, accordingly, the results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition.
     The final purchase price allocation is as follows:

Amount
(in thousands)
Total purchase consideration:
Cash consideration	$29,215
Fair value of shares issued	5,855
Transaction costs	570

Total purchase consideration	$35,640

Allocation of the purchase consideration:
Cash	$3,304
Other current assets	4,459
Property and equipment	2,195
Identifiable intangible assets	8,170
Goodwill	26,168

Total assets acquired	44,296

Accounts payable, accrued expenses and other liabilities	(7,373)
Deferred revenue	(1,283)

Total liabilities assumed	$(8,656)

Total allocation of purchase consideration	$35,640

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

	$8,170

     The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined using the income approach as of the acquisition date. The income approach is based upon the economic principle of anticipation in that the value of the property is the present value of the expected income that can be generated through the ownership of that property. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to $26.2

SAPIENT CORPORATION
million. In accordance with SFAS Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the goodwill is not being amortized and will be tested for impairment as required at least annually.
     The following unaudited pro forma information for the three and nine months ended September 30, 2005 assumes the PGI acquisition occurred as of the beginning of that year:

Three Months Ended
September 30,
(pro forma, unaudited, in thousands, except per share amounts)	2005
As Restated
Service revenues	$86,519
Income from continuing operations	$4,646
Net income	$4,671
Basic income per share from continuing operations	$0.04

Diluted income per share from continuing operations	$0.04

Basic net income per share	$0.04

Diluted net income per share	$0.04

Nine Months Ended
September 30,
(pro forma, unaudited, in thousands, except per share amounts)	2005
As Restated
Service revenues	$249,130
Income from continuing operations	$11,614
Net income	$11,953
Basic income per share from continuing operations	$0.09

Diluted income per share from continuing operations	$0.09

Basic net income per share	$0.09

Diluted net income per share	$0.09

     The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.
     In the second quarter of 2006, the Company paid an additional $183,000 in purchase price consideration related to its acquisition of Business Information Systems, LLC (“BIS”) consummated in June of 2005. The additional consideration is the first of three annual installments. In addition, during the second quarter of 2006, the Company recorded a current liability and additional goodwill of approximately $991,000 related to contingent earn-out consideration associated with the BIS acquisition. This earn-out was paid in the third quarter of 2006. Lastly, approximately 28.5% of the redeemable common stock, or 89,474 shares, issued as part of the total purchase consideration for BIS vested during the second quarter of 2006 and as a result $191,000 of redeemable common stock was reclassified to additional paid-in capital.
     In May of 2007, the Company amended the terms of its earn-out arrangement wit the former owners of BIS. Due to our integration of BIS with our existing segments, we agreed to amend the earn-out in order to facilitate the calculation of the amount based on what discrete SAP related revenue information is readily available. The amendment provides for year two and year three payments of $700,000 in each period. These payments are due on June 1, 2007 and 2008 with additional potential for performance-based payouts of $233,000 per year to be made based on performance against set revenue goals. The amendment approximates what management believes the BIS stockholders would have earned under the original amount if the information to calculate those amounts were readily available. The guaranteed payments will be recorded as an increase to goodwill by $1.4 million as of the execution of the amendment in May of 2007. Additional payments, if any, earned as a result of the performance based payments will result in increases to goodwill at the time of payment. On June 1, 2007, the Company made a cash payment of $700,000 to the former owners of BIS, decreasing the remaining maximum potential future consideration to $1.2 million.

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
     Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”), as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective application transition method and therefore has not restated prior periods’ results related to the adoption of this pronouncement. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all share-based payment awards granted since January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No 123R.
     The Company recorded the following stock-based compensation expense under SFAS 123R in 2006 and APB 25 in 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		As Restated		As Restated
	(In thousands)		(In thousands)
Project personnel	$1,527	$584	$4,343	$702
Selling and marketing	738	38	1,951	91
General and administrative	603	273	2,133	372

	$2,868	$895	$8,427	$1,165

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
     Stock-based compensation expenses associated with capitalizable costs related to internally developed software was not material for both the three and nine months ended September 30, 2006. The Company uses the Black-Scholes valuation model for estimating the fair value of the stock options granted with the following weighted-average assumptions:

Nine Months Ended
September 30,
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

SAPIENT CORPORATION
     Based on the above assumptions, the weighted-average fair value of stock options granted under the Company’s stock option plans was $3.77 per share for the first quarter of 2006. There were no stock options granted during the second or third quarters of 2006. The weighted-average fair value of Restricted Awards grants, measured using the intrinsic value method, was $5.00 and $5.21 per share for the three and nine months ended September 30, 2006.
     The Company recognizes these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the award’s vesting term. The Company estimated the forfeiture rate for the three and nine months ended September 30, 2006 based on its historical experience.
     The Company has assumed an annualized forfeiture rate based on historical experience. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated. Upon the adoption of SFAS No. 123R, the Company calculated the estimated forfeitures for previously recorded stock-based compensation expense. As a result of this calculation, the Company recorded a cumulative effect of the accounting change that resulted in income of $154,000, which was recognized in the statement of operations in the first quarter of fiscal year 2006.
     SFAS No. 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if the Company had accounted for all its employee stock options under the fair value method of the original SFAS No. 123, See
Note 2.

SAPIENT CORPORATION
     The following table summarizes activity under all stock option plans for the nine months ended September 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value (1)
	(In thousands, except per share and share amounts)
Outstanding as of December 31, 2005	18,645	$10.76	5.9	$18,316
Options granted	6	5.96
Options exercised	(1,099)	3.30
Options forfeited/cancelled	(1,725)	12.79

Outstanding as of September 30, 2006	15,827	11.05	5.2	$13,579

Exercisable as of September 30, 2006	12,339	12.36	5.2	$11,363

Vested as of September 30, 2006 and expected to become exercisable	14,855	$11.40	4.2	$12,936

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on September 30, 2006 ($5.44) and the exercise price of the underlying options.
     During the nine months ended September 30, 2006, the total intrinsic value of stock options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $4.0 million and the total cash received from exercise of options was $3.6 million. The unrecognized compensation expense related to unvested stock options as of September 30, 2006 was $11.2 million with a weighted average remaining recognition period of 1.9 years.
     The table below summarizes activity relating to Restricted Units for the nine months ended September 30, 2006:

	Nine months ended
	September 30, 2006
	Number of Shares
	Underlying Restricted	Weighted Average Grant
	Units	Date Fair Value
	(in thousands)
Outstanding as of beginning of year	1,654	$7.98
Restricted units granted	2,422	5.21
Vesting	(376)	8.03
Restricted units forfeited/cancelled	(280)	7.56

Outstanding as of end of year	3,420	$6.05

Expected to vest	2,026
Weighted average contractual term	1.8 years
Aggregate intrinsic value of units outstanding	$18,608
Aggregate intrinsic value of vested and issued	$1,987

(1)	The aggregate intrinsic value in this table was calculated based on the closing market value of the Company’s common stock on September 30, 2006 ($5.44).
     As of September 30, 2006, the unrecognized compensation cost related to unvested Restricted Units was $21.0 million. This cost is expected to be recognized over a weighted-average period of 2.8 years.
     As of September 30, 2006 the Company also had 57,250 outstanding Restricted Stock Awards with a weighted-average grant date fair value of $1.54 per share. All of these awards are expected to become unrestricted in the current fiscal year. There were no grants, vesting or forfeitures of Restricted Stock Awards during the three or nine months ended September 30, 2006. The unrecognized compensation cost as of September 30, 2006 was $7,000.

5. (Loss) Income per Share from Continuing Operations and Net Income Per Share
     The following information presents the Company’s computation of basic and diluted income (loss) per share from continuing operations and basic and diluted net income per share for the periods presented in the consolidated and condensed statements of operations:

SAPIENT CORPORATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share and share amounts)
		As Restated		As Restated
Income (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	$735	$5,394	$(315)	$13,857
Basic income (loss) per share from continuing operations:
Weighted average common shares outstanding	123,051	125,361	123,861	124,660

Basic income (loss) per share from continuing operations before discontinued operations and cumulative effect of accounting change	$0.01	$0.04	$(0.00)	$0.11

Diluted income (loss) per share from continuing operations:
Weighted average common shares outstanding	123,051	125,361	123,861	124,660
Weighted average dilutive common share equivalents	3,074	5,665	—	5,594

Weighted average common shares and dilutive common share equivalents	126,125	131,026	123,861	130,254

Diluted income (loss) per share from continuing operations before discontinued operations and cumulative effect of accounting change	$0.01	$0.04	$(0.00)	$0.11

Net income	$735	$5,419	$4,240	$14,195
Basic net income per share:
Weighted average common shares outstanding	123,051	125,361	123,861	124,660

Basic net income per share	$0.01	$0.04	$0.03	$0.11

Diluted net income per share:
Weighted average common shares outstanding	123,051	125,361	123,861	124,660
Weighted average dilutive common share equivalents	3,074	5,665	—	5,594

Weighted average common shares and dilutive common share equivalents	126,125	131,026	123,861	130,254

Diluted net income per share	$0.01	$0.04	$0.03	$0.11

Anti-dilutive options and share based awards not included in the calculation	11,442	7,725	11,164	7,625

6. Commitments and Contingencies
     The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims in which the damages claimed under such actions, in the aggregate, total approximately $3.3 million as of September 30, 2006. The Company has an accrual at September 30, 2006 of approximately $877,000 related to certain of these items. The Company is also subject to various administrative audits, each of which has arisen in the ordinary course of business. The Company intends to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has accrued.
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

SAPIENT CORPORATION
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
     The Company has recorded approximately $465,000 of estimated interest and penalties associated with remittances of withholding taxes in certain of its jurisdictions related to stock-based awards.
7. Restructuring and Other Related Charges
     The Company recorded restructuring and other related charges of $187,000 and $117,000 during the three months ended September 30, 2006 and 2005, respectively, and $1.3 million and $5.6 million during the nine months ended September 30, 2006 and 2005, respectively.
2006 — Restructure Event
     During the first quarter of 2006, the Company initiated a restructuring plan in the United Kingdom to better position itself to capitalize on market opportunities. As a result, 28 employees were terminated and the Company recorded $0 and $570,000 in restructuring and other related charges in the three and nine months ended September 30, 2006, respectively, for severance and termination benefits in accordance with SFAS Statement No. 112, Employers’ Accounting for Postemployment Benefits. These charges were recorded to the United Kingdom segment in the Company’s Results by Operating Segment. The Company paid approximately $572,000 through the third quarter of 2006 and does not expect to make any further payments related to this restructuring.

Workforce
(In thousands)
2006 Provision	$572
Cash Utilized	(572)

Balance, September 30, 2006	$—

2005 — Restructure Event
     During the fourth quarter of 2005, the Company initiated a restructuring plan to streamline general and administrative (“G&A”) activities. This initiative included the transfer of certain finance, human resources, and internal IT functions to India. This initiative resulted in charges of approximately $41,000 and $340,000 in the three and nine months ended September 30, 2006, respectively, to restructuring and other related charges for severance, termination benefits and stay-bonuses in accordance with SFAS No. 112, and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These amounts were not recorded to a segment because they impacted an area of the business that supports all business units, but are included in ‘Reconciling items’ in the Company’s Results by Operating Segment. As of September 30, 2006, approximately $480,000 related to this liability had been paid. The remainder was paid through the first quarter of 2007

Workforce
(In thousands)
Balance at December 31, 2005	$300
2006 provision	340
Cash Utilized	(480)

Balance at September 30, 2006	$160

2001, 2002 and 2003 — Restructure Events
     As a result of the decline in the demand for advanced technology consulting services that began in 2000, the Company restructured its workforce and operations in 2001, 2002 and 2003.

SAPIENT CORPORATION
The restructuring consisted of ceasing operations and consolidating or closing excess offices. Estimated costs for the consolidation of facilities included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sublease income.
     During the three and nine months ended September 30, 2006, the Company recorded restructuring charges of approximately $146,000 and $423,000, respectively, primarily due to changes in assumptions associated with the Company’s various restructured locations.
     During the three and nine months ended September 30, 2005, the Company recorded restructuring charges of approximately $117,000 and $5.6 million, respectively, due to a decrease in estimated sublease income in connection with its restructured Santa Monica, California location.

Facilities
(In thousands)
Balance at December 31, 2005	$21,275
2006 provision	423
Cash Utilized	(5,551)
Non-cash Utilized	(107)

Balance at September 30, 2006	$16,040

     As of September 30, 2006, the total remaining accrued restructuring costs for all events were $16.2 million, of which the cash outlay over the next 12 months is expected to be $4.0 million, and the remainder will be paid through 2011.
8. Income Taxes
     The Company has deferred tax assets that have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets, as a result of net operating losses incurred from 2001 through 2003, and uncertainty as to the extent, and timing of profitability in future periods. At September 30, 2006 the Company has continued to record a valuation allowance against its deferred tax assets in the United States. For the quarters ended September 30, 2006 and 2005, the Company has recorded an income tax provision (benefit) of approximately ($2.1) million and $1.1 million, respectively. For the nine months ended September 30, 2006 and 2005, the Company recorded an income tax provision of approximately $1.7 million and $2.7 million, respectively. The Company’s income tax provision is primarily related to foreign, federal alternative minimum tax and state tax obligations. Moreover, as of September 30, 2006, and reflected in the tax provision, is a deferred tax liability of approximately $1.0 million that has been recorded as a result of the goodwill acquired in connection with the BIS and PGI acquisitions.
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

SAPIENT CORPORATION
9. Comprehensive Income
     The components of comprehensive income are presented below for the periods presented in the consolidated and condensed statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
		As Restated		As Restated
Net income	$735	$5,419	$4,240	$14,195
Foreign currency translation gain (loss)	917	(773)	1,896	(2,216)
Unrealized gain on investments	88	46	446	52

Comprehensive income	$1,740	$4,692	$6,582	$12,031

10. Segment Information
     The Company has discrete financial data by operating segments available based on its method of internal reporting, which disaggregates its operations. Operating segments are defined as components of the Company concerning which separate financial information is available to manage resources and evaluate performance. Beginning with the first quarter of 2006, the Company combined its Financial Services, Automotive, Consumer and Energy, Technology, Education, Communications, Health Care and its Canada business unit into one business unit, which is now named North America Commercial. In addition, Government Services became a standalone business unit and Experience Marketing was acquired in the first quarter of 2006 and is also a standalone business unit. The Company’s three business units in North America are now: (i) North America Commercial (“NAC”), (ii) Government Services and (iii) Experience Marketing. In addition, the Company has two European business units: United Kingdom and Germany. The Company has reported its results by operating segments accordingly, and quarterly results for operating segments for 2005 have been reclassified to reflect these changes.
     Prior to the first quarter of 2006, the Company allocated certain selling, marketing and general and administrative expenses to its business units in the United Kingdom, Germany and Canada as these activities had been managed within those business units. The Company did not allocate these expenses to the business units in the United States as they were managed centrally. Beginning in the first quarter of 2006, the Company stopped allocating certain marketing and general and administrative expenses to its business unit segments, with the exception of Government Services, because these activities are managed separately from the business units. The Company does allocate certain marketing and general and administrative expenses to its Government Services business unit as these activities are managed within that business unit. Quarterly results for operating segments for 2005 have been restated to reflect these changes. The Company did not allocate the costs associated with its restructuring events across all operating segments for internal measurement purposes, given that the substantial majority of the restructuring costs were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. The Company did allocate the workforce reduction costs associated with the United Kingdom’s 2006 restructuring plan due to the specific identification of the terminated employees to their respective business unit. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each operating segment.
     The tables below present the service revenues and income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change attributable to these operating segments for the periods presented.

SAPIENT CORPORATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
		As Restated		As Restated
Service Revenues
North America Commercial	$67,740	$51,645	$184,675	$140,714
Government Services	4,052	6,373	12,885	17,336
Experience Marketing	7,235	—	18,908	—
United Kingdom	18,709	15,170	52,032	50,387
Germany	9,188	7,133	23,521	22,098

Consolidated total	$106,924	$80,321	$292,021	$230,535

(Loss) Income From Continuing Operations
North America Commercial (1)	$19,754	$18,859	$56,532	$50,029
Government Services (1)	980	2,606	2,280	8,214
Experience Marketing (1)	(613)	—	(945)	—
United Kingdom (1)	5,136	2,290	9,992	11,043
Germany (1)	3,473	2,442	8,608	9,750

Total reportable segments (1)	28,730	26,197	76,467	79,036
Reconciling items (2)	(30,129)	(19,685)	(75,412)	(62,528)

Consolidated (Loss) Income from Continuing Operations Before Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change	$(1,399)	$6,512	$1,055	$16,508

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income in order to arrive at consolidated income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
		As Restated		As Restated
Centrally managed functions	$23,490	$18,545	$61,481	$56,783
Restructuring and other related charges	288	117	1,436	5,608
Amortization of intangible assets	842	381	2,722	722
Stock-based compensation expense	2,868	895	8,427	1,165
Interest and other income	(1,180)	(1,075)	(4,719)	(3,211)
Unallocated expenses (3)	3,821	822	6,065	1,461

	$30,129	$19,685	$75,412	$62,528

(3)	Includes costs controlled directly by corporate headquarters.
11. Geographic Data
     Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated and condensed statements of operations and the consolidated and condensed balance sheets:

SAPIENT CORPORATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
		As Restated		As Restated
Service revenues:
United States	$70,889	$52,907	$194,792	$144,009
International	36,035	27,414	97,229	86,526

Total service revenues	$106,924	$80,321	$292,021	$230,535

	September 30,	December 31,
	2006	2005
	(In thousands)
		As Restated
Long-lived assets:
United States	$12,776	$8,765
International	22,103	18,759

Total long-lived assets	$34,879	$27,524

12. Goodwill and Purchased Intangible Assets
     The following is a summary of goodwill allocated to the Company’s operating segments as of September 30, 2006 and December 31, 2005:

	North America	Experience
	Commercial	Marketing	Total
	(In thousands)
Goodwill as of December 31, 2005	$11,770	$—	$11,770
Goodwill acquired during the period	—	26,168	26,168
Contingent consideration issued during the period (1)	991	—	991

Goodwill as of September 30, 2006	$12,761	$26,168	$38,929

(1)	The Company has agreed to pay additional consideration related to the BIS acquisition. The payments will be made annually over a three-year period based upon the attainment by BIS of defined operating objectives. The Company does not accrue contingent consideration obligations prior to the attainment of the objectives. At September 30, 2006, the maximum potential future consideration pursuant to such arrangements is approximately $3.9 million. The Company, at its sole discretion, can elect to pay the additional consideration in cash or by issuing common stock shares. Any such payments will result in increases to goodwill at the time of payment. The Company recorded approximately $991,000 of estimated earn-out consideration to goodwill in the second quarter of 2006 and paid the earn-out consideration in the third quarter of 2006.
     The following is a summary of intangible assets as of September 30, 2006 and December 31, 2005:

SAPIENT CORPORATION

	September 30, 2006
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
	(In thousands)
Marketing assets, customer lists and customer contracts	$8,100	$(1,424)	$6,676
SAP license agreement	1,100	(678)	422
Non-compete agreements	1,170	(176)	994
Order backlog	1,200	(900)	300

Total purchased intangibles	$11,570	$(3,178)	$8,392

	December 31, 2005
	As Restated
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
	(In thousands)
Marketing assets, customer lists and customer contracts	$2,966	$(811)	$2,155
SAP license agreement	1,100	(321)	779
Developed technology	1,454	(1,448)	6

Total purchased intangibles	$5,520	$(2,580)	$2,940

     Amortization expense related to the purchased intangible assets was $842,000 and $381,000 for the three months ended September 30, 2006 and 2005, respectively, and $2.7 million and $722,000 for the nine months ended September 30, 2006 and 2005, respectively.
     The estimated future amortization expense of purchased intangible assets as of September 30, 2006, is as follows:

Total
(In thousands)
2006	$842
2007	2,038
2008	1,850
2009	1,785
2010	788
2011	363
2012	363
2013	363

Total	$8,392

13. Foreign Currency Translation

SAPIENT CORPORATION
     Foreign exchange gains of approximately $82,000 for the three months ended September 30, 2006 and foreign exchange gains of approximately $340,000 for the three months ended September 30, 2005, respectively, are included in general and administrative expenses in the consolidated and condensed statements of operations. Foreign exchange losses of approximately $875,000 and $1.4 million for the nine months ended September 30, 2006 and 2005, respectively, are included in general and administrative expenses in the consolidated and condensed statements of operations. These gains and losses were primarily related to intercompany foreign currency transactions that were of a short-term nature.
14. Stock Buyback
     On November 16, 2004, the Company’s Board of Directors authorized up to $25.0 million in funds for use in the Company’s common stock repurchase program. On February 10, 2006, the Board of Directors authorized an additional $25.0 million in funds for use in such programs. The Company has announced that it will repurchase shares on the open market or in private transactions from time to time depending on market conditions. Each authorization shall continue for a period of two years from its inception or until it is discontinued by the Board of Directors. Under the Company’s buyback program no shares were repurchased in 2004 and approximately 3.0 million shares were repurchased in 2005 at an average price of $5.84 per share for an aggregate purchase price of $17.6 million. The Company repurchased approximately 1.0 million shares of its common stock at an average price of $5.98 per share for an aggregate purchase price of approximately $6.2 million during the first quarter of 2006 and approximately 2.2 million shares at an average price of $4.99 per share for an aggregate purchase price of $10.7 million during the second quarter of 2006. In the third quarter of 2006, the Company repurchased approximately 245,000 shares of its common stock at an average price $4.71 per share for an aggregate purchase price of approximately $1.2 million.
15. Discontinued Operations
     On May 2, 2006, the Company sold 100% of its investment in HWT, Inc. (“HWT”), the Company’s majority-owned, fully consolidated subsidiary, for which the Company received net cash proceeds of approximately $5.1 million. Net assets sold included cash of approximately $274,000. The Company will receive additional cash proceeds of approximately $1.4 million related to holdback and escrow in accordance with the terms of the agreement. The Company has recorded a receivable for $1.4 million related to the holdback and escrow payments, which is recorded in prepaid expenses and other current assets on the Company’s consolidated and condensed balance sheet at September 30, 2006, and has recorded a payable of $213,000 in other current liabilities, representing the portion of the escrow and holdback that is due to minority stockholders. In addition, the Company could receive up to $4.0 million in earn-out payments over 2007 and 2008, which will be recorded when and if earned. The Company has reflected HWT’s historical results as discontinued operations in the consolidated and condensed financial statements for the three and nine months ended September 30, 2006 and 2005. The sale of HWT resulted in a net gain on disposal (after tax) of $4.8 million. Gross revenues for HWT were $1.2 million for the three months ended September 30, 2005, and $1.3 million and $4.2 million for the nine months ended September 30, 2006 and 2005, respectively. Income (loss) of the discontinued operation was $25,000 for the three months ended September 30, 2005, and ($433,000) and $338,000 for the nine months ended September 30, 2006 and 2005, respectively. The gross revenue and income (loss) figures noted above for HWT for the nine months ended September 30, 2006 only include amounts recorded through April 30, 2006, as HWT was disposed of on May 2, 2006.
16. Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which clarifies the accounting for uncertainty in income tax recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated FIN 48 and determined that there is no material impact from the adoption of this interpretation.
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

SAPIENT CORPORATION
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
17.  Prepaid Expenses and Other Current Assets, and Other Accrued Liabilities
The following is a table summarizing the components of selected balance sheet items as of September 30, 2006 and December 31, 2005.

	September 30, 2006	December 31, 2005
	(in thousands)
Prepaid expenses and other current assets

Deferred tax assets, current portion	$393	$112
Prepaid insurance	1,565	1,078
Prepaid media	3,440	—
Prepaid rent	2,120	1,742
VAT tax receivable	2,216	906
Other current assets	7,459	6,559

	$17,193	$10,397

Other Assets
Deferred tax assets, net of current portion	$5,367	$5,030
Other assets	3,840	716
	$9,207	$5,746

Other accrued liabilities
Accrued media	$7,208	$—
Other accrued expenses	28,437	17,178
Income taxes payable	2,721	4,093
Deferred tax liabilities, current portion	173	161

	$38,539	$21,432

SAPIENT CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     In connection with the internal review of our stock-based compensation granting process from 1996 through 2006, we have restated our consolidated financial statements for the years ended December 31, 2005, 2004 and all quarterly periods in 2005 as well as the three months ended March 31, 2006. The net impact of this restatement and the related tax effects include the impact of adjustments related to historical stock option practices as well as other unrelated immaterial adjustments that were previously unrecorded. These unrelated immaterial adjustments consist primarily of changes to restructuring related lease obligations, adjustments to interest income and other miscellaneous adjustments. (See Footnote 2 of the financial statements).
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
     Our service revenues for the third quarter of 2006 were $106.9 million, a 33% increase compared to the $80.3 million of service revenues for the third quarter of 2005. Our service revenues for the nine months ended September 30, 2006 were $292.0 million, a 27% increase compared to the nine months ended September 30, 2005 of $230.5 million. The growth in service revenues quarter over quarter, and year over year is due to an increase in service revenues in all geographies. The increase in service revenues in North America was also driven by our Experience Marketing (“EM”) business unit, which contributed $7.2 million for the third quarter of 2006. The growth in EM was primarily driven by our acquisition of PGI in January 2006. Additionally, the North America service revenue also includes only four months of revenue in the nine months ending September 30, 2005 from our acquisition of Business Information Solutions, LLC (“BIS”) in June of 2005.
     Currently, we are retaining subcontractors in certain cases to fill specific project needs. If we are not successful in maintaining effective staffing levels, our ability to achieve our service revenue and profitability objectives will be adversely affected. Our ability to effectively staff our engagements and achieve the desired staffing mix depends heavily on our ability to keep turnover at appropriate levels. Our voluntary turnover for the third quarter of 2006 increased to 28.3% compared to 25.0% in the second quarter of 2006. We also continue to modify and upgrade critical internal systems that we require to manage client projects and our business. Our operations and business results will be adversely impacted if we do not successfully and efficiently implement these system changes, as necessary.
     Our Global Distributed Delivery (“GDD”) methodology continues to be important to our clients’ success. This proprietary methodology allows us to provide high-quality, cost-effective solutions under accelerated project schedules. By engaging our staff in India, which is comprised of researchers, project managers, creative designers and technologists, we can provide services at lower total costs as well as offer a continuous delivery capability resulting from time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services. Our billable days, or level of effort, incurred by our India people as a percentage of total Company billable days increased for the third quarter of 2006 to 57% compared to 55% for the second quarter of 2006. This was as a result of the Company increasing its people count in India over the third quarter as a result of our hiring efforts, allowing us to increase our billable days.
     For the third quarter of 2006, we reported an income from continuing operations of $735,000 compared to income from continuing operations of $5.4 million in the third quarter of 2005 and we reported net income of $735,000 compared to $5.4 million in the third quarter of 2005. For the nine months ended September 30, 2006, we reported a loss from continuing operations of $315,000 compared to income from continuing operations of $13.9 million for the nine months ended September 30, 2005 and we reported net income of $4.2 million compared to $14.2 million for the nine months ended September 30, 2005. Our net income for the nine months ended September 30, 2006 includes $1.6 million related to insurance proceeds included in interest and other income, a $154,000 gain for the cumulative effect of accounting change related to the implementation of Statement of Financial Accounting Standards (“SFAS”) Statement No. 123 (revised), Share-Based Payment (“SFAS 123R”) and a gain of $4.8 million, net of tax, related to the sale of our HWT unit.
     In conjunction with our restructuring plan announced during the fourth quarter of 2005, we recorded charges of approximately $1.4 million during the nine months ended September 30, 2006 to restructuring and other related charges in its consolidated and condensed statement of operations, related to severance, termination benefits and stay-bonuses. The charge was not recorded to a segment because it impacted an area of the business that supports all business units, but is included in ‘Reconciling items’ in our Results by Operating Segment. As of September 30, 2006, approximately $580,000 related to this liability had been paid. Additional costs of the restructuring related to the initiative announced during 2005 are expected to be approximately $159,000, primarily

SAPIENT CORPORATION
stay-bonuses, which will continue to be amortized over the period in which they are earned and most are expected to be paid and earned during the fourth quarter of 2006.
     During the third quarter of 2006, we continued progress on our strategic initiative of streamlining our general and administrative functions. In addition, to better position ourselves to capitalize on market opportunities in the United Kingdom, we announced a plan to align our workforce with our current and expected future needs. This plan resulted in a reduction of approximately 28 people in our United Kingdom and resulted in a restructuring charge of approximately $330,000 and $240,000 during the first and second quarters of 2006, respectively.
     The economic outlook, as always, is subject to change. Any decline in our service revenues will have a significant impact on our financial results, particularly because a significant portion of our operating costs (such as personnel, rent, depreciation expense and amortization of intangible assets) are fixed in advance of a particular quarter. In addition, our future operating segment and overall Company revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors.
Summary of Critical Accounting Policies; Significant Judgments and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated and Condensed Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ substantially from our estimates.
     A summary of those accounting policies, significant judgments and estimates that we believe are most critical to fully understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K.
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

We recognize revenues from our fixed-price technology implementation consulting contracts using the percentage-of-completion method pursuant to Statement of Position 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. Revenues generated from fixed-price non-technology implementation contracts, except for support and maintenance contracts, are recognized based upon a proportional performance model in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, (“SAB No. 101”) as amended by SAB No. 104, Revenue Recognition (“SAB No. 104”). Our percentage-of-completion method and our proportional performance method of accounting calculates revenue based on the percentage of labor incurred compared to estimated total labor. This method is used because reasonably dependable estimates of the revenues and labor applicable to various stages of an arrangement can be made, based on historical experience and milestones set in the contract. Revenue from time-and-material contracts is recognized as services are provided. Revenue generated from staff augmentation and support contracts are recognized ratably over the arrangement’s term.

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

SAPIENT CORPORATION
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
•	Stock-Based Compensation Expense. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results for the implementation of 123R. Under this method we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS No. 123R’s adoption, we accounted for share-based payments under APB No. 25 and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price.

The Company has assumed an annualized forfeiture rate based on historical experience. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated. The actual expense recognized over the vesting period will only be for those shares that vest. The cumulative effect of the accounting change resulted in income of $154,000 and was recognized in the three months ended March 31, 2006.

SAPIENT CORPORATION
Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that volatility calculated based on historical volatility of its own stock is a better indicator of expected volatility and future stock price trends than implied volatility. Therefore, expected volatility for 2006 option grants was based on the daily closing prices of our common stock during the 6.25-year period ended December 31, 2005. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 3 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.
•	Accounting for Income Taxes. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”) requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, current and enacted tax legislation and other temporary differences between book and tax accounting, to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2001, 2002 and 2003, and uncertainty as to the extent and timing of profitability in future periods, we have recorded a valuation allowance 118 million as of September 30, 2006 relating to the deferred tax assets in the United States. Having assessed the ability to realize the deferred tax assets in certain foreign jurisdictions, we believe that future taxable income will be sufficient to realize the deferred tax benefit of the deferred tax assets in Canada, the United Kingdom, and Germany. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income tax recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated FIN 48 and determined that there is no material impact of adopting this interpretation.

•	Valuation of Long-Lived Assets and Intangible Assets In accordance with SFAS Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) long-lived assets are reviewed for impairment on a regular basis for the existence of facts and circumstances that may suggest that the carrying amount of an asset, or group of assets, may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated undiscounted future cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

•	Valuation of Goodwill In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, requires, among other things, the discontinuance of goodwill amortization. The standard also includes provisions for the assessment of the useful lives of existing recognized intangible assets and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Factors we consider important which could trigger an impairment review include:
•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

•	identification of other impaired assets within a reporting unit;

•	disposition of a significant portion of an operating segment;

•	significant negative industry or economic trends;

SAPIENT CORPORATION
•	significant decline in our stock price for a sustained period; and

•	a decline in our market capitalization relative to net book value.
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
•	Costs Incurred to Develop Computer Software for Internal Use. We account for costs incurred to develop computer software for internal use in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). As required by SOP 98-1, the Company capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred for internal use computer software during the preliminary project stage and through post-implementation stages of internal use computer software are expensed as incurred. The capitalization and ongoing assessment of recoverability of development cost requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. Capitalized software is included in property and equipment and is depreciated over its estimated life, which is typically three years.

•	Restructuring and Other Related Charges. We established exit plans for each of the restructuring activities in 2001 and 2002 and accounted for these plans in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring) (“EITF No. 94-3”). These exit plans required that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sub-lease income. We review on a regular basis our sub-lease assumptions and lease buy-out assumptions. These estimates include lease buy-out costs, anticipated rates to be charged to a sub-tenant, other terms and conditions in sub-lease contracts, and the timing of these sub-lease arrangements. If the rental markets continue to change, our lease buy-out, sub-lease and space requirement assumptions may not be accurate and changes in these estimates could materially affect our financial condition and results of operations. If any future adjustments are required to the restructuring initiatives recorded under the provisions of EITF No. 94-3, such adjustments will be measured in accordance with EITF No. 94-3. SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS No. 146”) was effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 supersedes the guidance in EITF No. 94-3 and includes a rebuttable presumption that if an entity has a past practice of providing similar termination benefits to employees, the benefit arrangement is presumed to be an ongoing benefit arrangement that should be accounted for under SFAS No. 112, Employers’ Accounting for Postemployment Benefits (SFAS No. 112”). SFAS No. 112 prescribes the accounting for the estimated cost of benefits, including severance benefits, provided by an employer to former or inactive employees after employment but before retirement. A liability is recognized when the severance amounts relate to prior services rendered, the payment of the amount is probable and the amount can be reasonably estimated. Since the second quarter of 2003, we have accounted for severance-related restructuring charges in accordance with SFAS No. 112 because we have a history of paying similar severance benefits since 2001.

•	Contingent Liabilities. We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $3.3 million and various administrative audits, each of which have arisen in the ordinary course of our business. We have an accrual at September 30, 2006 of approximately $877,000 related to certain of these items. We intend to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts we have previously accrued.

•	Accounting for Acquisitions. Our accounting for acquisitions involves significant judgments and estimates primarily, but not limited to: the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenues and cash flows, the fair value of other acquired assets and assumed liabilities, including

SAPIENT CORPORATION
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
Results of Operations
     The following table sets forth the percentage of our service revenues of items included in our consolidated and condensed statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		As Resated		As Resated
Revenues:
Service revenues	100%	100%	100%	100%
Reimbursable expenses	4%	5%	4%	4%

Total gross revenues	104%	105%	104%	104%

Operating expenses:
Project personnel expenses	68%	63%	67%	60%
Reimbursable expenses	4%	5%	4%	4%

Total project personnel expenses	72%	68%	71%	64%
Selling and marketing expenses	5%	4%	6%	4%
General and administrative expenses	28%	26%	27%	27%
Restructuring and other related charges	0%	0%	0%	2%
Amortization of intangible assets	1%	0%	1%	0%

Total operating expenses	106%	98%	105%	98%

(Loss) income from operations	(2%)	7%	(1%)	6%
Interest and other income	1%	1%	2%	1%

(Loss) income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	(1%)	8%	0%	7%
(Benefit from) provision for income taxes	(2%)	1%	0%	1%

Income (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	1%	7%	(0%)	6%
Income (loss) from discontinued operations	0%	0%	(0%)	0%
Gain on disposal of discontinued operations	0%	0%	2%	0%

Income before cumulative effect of accounting change	1%	7%	2%	6%
Cumulative effect of accounting change	0%	0%	0%	0%

Net income	1%	7%	2%	6%

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005
Service Revenues
     Our service revenues for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended
	September 30,			Percentage
	2006	2005	Increase	Increase
		As Restated
	(in thousands, except percentages)
Service revenues	$106,924	$80,321	$26,603	33%

SAPIENT CORPORATION

	Nine Months Ended
	September 30,			Percentage
	2006	2005	Increase	Increase
		As Restated
	(in thousands, except percentages)
Service revenues	$292,021	$230,535	$61,486	27%
     Our service revenues represent revenues from our consulting service arrangements with our clients. Our service revenues increased by 33% during the three months ended September 30, 2006 compared to the same period in 2005 and by 27% during the nine months ended September 30, 2006 compared to the same period in 2005. The increase in service revenues in both periods is due to an increase in service revenues in all geographies primarily due to organic growth. Average utilization increased from 71% during the third quarter of 2005 to 78% during the third quarter of 2006. In addition, the increase in United States includes revenue growth related to our 2006 acquisition of PGI in the amount of $7.2 million and $18.9 million for the three and nine months ended September 30, 2006, respectively, and includes nine months of revenue related to our 2005 acquisition of BIS compared to four months of revenue related to BIS during the nine months ended September 30, 2005. Our recurring revenues were 28% of our service revenues in the third quarter of 2006, compared to 35% in the third quarter of 2005. Recurring revenues are revenue commitments of one year or more in which the client has committed spending levels to us or chosen us as an exclusive provider of certain services.
     In the third quarter of 2006, our five largest customers accounted for approximately 25% of our service revenues in the aggregate, which represents a decrease compared to 26% in the third quarter of 2005. Sprint accounted for approximately 11% of our service revenues in the third quarter of 2006 and no customer accounted for more than 10% of our service revenues in the third quarter of 2005. No customer accounted for more than 10% of our service revenues for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, Sprint accounted for approximately 11% of our service revenues.
Project Personnel Expenses
     Project personnel expenses, consist principally of salaries and employee benefits for personnel dedicated to client projects, independent contractors and direct expenses incurred to complete projects that were not reimbursed by the client. These expenses represent the most significant expense we incur in providing our services.

	Three Months Ended
	September 30,			Percentage
	2006	2005	Increase	Increase
		As Restated
	(in thousands, except percentages)
Project personnel expenses	$72,811	$50,531	$22,280	44%
Project personnel expenses as a percentage of service revenues	68%	63%	5

	Nine Months Ended
	September 30,			Percentage
	2006	2005	Increase	Increase
		As Restated
	(in thousands, except percentages)
Project personnel expenses	$196,984	$138,444	$58,540	42%
Project personnel expenses as a percentage of service revenues	67%	60%	7
     The increase in project personnel expenses for both the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005 was due to an increase in project personnel compensation and benefits expense, which was driven by an increase in the number of delivery people worldwide and the inclusion of stock-based compensation as a result of SFAS No. 123R and compensation expense from restricted stock units in 2006. As of September 30, 2006, we employed 3,644 delivery people worldwide, of which 2,368 were India-based. By comparison, as of September 30, 2005, we employed 2,502 delivery people worldwide, of which 1,381 were India-based.
     Project personnel expenses increased as a percentage of service revenues for both the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005 due to the inclusion of approximately $1.5 million and $4.3 million of stock-based compensation for the three and nine months ended September 30, 2006, respectively, as a result of the adoption of SFAS No. 123R and compensation expense from restricted stock units. For the third quarter of 2006, our utilization increased to 78% as compared to 71% for the third quarter of 2005.
Selling and Marketing Expenses

SAPIENT CORPORATION
     Selling and marketing expenses consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses.

	Three Months Ended
	September 30,			Percentage
	2006	2005	Increase	Increase
		As Restated
	(in thousands, except percentages)
Selling and marketing expenses	$5,670	$2,967	$2,703	91%
Selling and marketing expenses as a percentage of service revenues	5%	4%	1

	Nine Months Ended
	September 30,			Percentage
	2006	2005	Increase	Increase
		As Restated
	(in thousands, except percentages)
Selling and marketing expenses	$17,092	$10,227	$6,865	67%
Selling and marketing expenses as a percentage of service revenues	6%	4%	2
     The increase in selling and marketing expenses for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 is due to an increase of approximately $700,000 of stock-based compensation as a result of the adoption of SFAS No. 123R and compensation expense related to restricted stock units as well as bonuses that were accrued in the third quarter of 2006. The year-over-year increase in selling and marketing expenses in absolute dollars is due to the inclusion of salaries and benefits of certain delivery personnel who focused on sales pursuits during the first quarter of 2006, as well as an increase of approximately $1.9 million of stock-based compensation as a result of the adoption of SFAS No. 123R, as well as an increase in bonuses that were accrued. The number of selling and marketing personnel increased to 63 people at the end of the third quarter of 2006 compared to 57 people at the end of the third quarter of 2005.
General and Administrative Expenses
     General and administrative expenses relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses.

	Three Months Ended
	September 30,			Percentage
	2006	2005	Increase	Increase
		As Restated
	(in thousands, except percentages)
General and administrative expenses	$29,993	$20,888	$9,105	44%
General and administrative expenses as a percentage of service revenues	28%	26%	2

	Nine Months Ended
	September 30,			Percentage
	2006	2005	Increase	Increase
		As Restated
	(in thousands, except percentages)
General and administrative expenses	$77,552	$62,237	$15,315	25%
General and administrative expenses as a percentage of service revenues	27%	27%	—
     General and administrative expenses have increased due to an increase in compensation and benefits expense, which was driven by an increase in the headcount of general and administrative personnel worldwide, as well as approximately $4.4 million of additional costs incurred during the third quarter of 2006 to conduct our internal review of historical stock-based compensation practices and restatement effort. As of September 30, 2006, we employed 546 general and administrative people worldwide, of which 356 were India-based. By comparison, as of September 30, 2005, we employed 473 people worldwide, of which 238 were India-based.
     General and administrative expenses for the three months ended September 30, 2006 and 2005 include approximately $82,000 and $340,000 of foreign exchange gains, respectively. General and administrative expenses for the nine months ended September 30, 2006 and 2005 include approximately $875,000 and approximately $1.4 million of foreign exchange losses, respectively.

\

SAPIENT CORPORATION
Additionally, general and administrative expenses include an increase of $330,000 and $1.7 million of stock-based compensation for the three and nine months ended September 30, 2006, respectively, as a result of the adoption of SFAS No. 123R and compensation expense related to restricted stock units. General and administrative expenses for the three months ended September 30, 2006 and 2005 include approximately $292,000 for provision for doubtful accounts and a recovery of allowance for doubtful accounts of approximately $83,000, respectively. General and administrative expenses for the nine months ended September 30, 2006 and 2005 include approximately $1.6 million for provision for doubtful accounts and a recovery of allowance for doubtful accounts of approximately $499,000, respectively.

SAPIENT CORPORATION
Restructuring and Other Related Charges
     We recorded restructuring and other related charges of $187,000 and $117,000 during the three months ended September 30, 2006 and 2005, respectively, and $1.3 million and $5.6 million during the nine months ended September 30, 2006 and 2005, respectively.
2006 — Restructure Event
     During the first quarter of 2006, we initiated a restructuring plan in the United Kingdom to better position us to capitalize on market opportunities. As a result, 28 employees were terminated and we recorded $0 and $572,000 in restructuring and other related charges in the three and nine months ended September 30, 2006, respectively, for severance and termination benefits in accordance with SFAS Statement No. 112, Employers’ Accounting for Postemployment Benefits. These charges were recorded to the United Kingdom segment in the Company’s Results by Operating Segment. We paid approximately $572,000 through the third quarter of 2006 and does not expect to make any further payments related to this restructuring.

Workforce
(In thousands)
2006 Provision	$572
Cash Utilized	(572)

Balance, September 30, 2006	$—

2005 — Restructure Event
     During the fourth quarter of 2005, we initiated a restructuring plan to streamline general and administrative (“G&A”) activities. This initiative included the transfer of certain finance, human resources, and internal IT functions to India. This initiative resulted in charges of approximately $41,000 and $340,000 in the three months and nine months ended September 30, 2006, respectively, to restructuring and other related charges for severance, termination benefits and stay-bonuses in accordance with SFAS No. 112, and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These amounts were not recorded to a segment because they impacted an area of the business that supports all business units, but are included in ‘Reconciling items’ in the Company’s Results by Operating Segment. As of September 30, 2006, approximately $480,000 related to this liability had been paid. The remainder was paid through the first quarter of 2007.

Workforce
(In thousands)
Balance at December 31, 2005	$300
2006 provision	340
Cash Utilized	(480)

Balance at September 30, 2006	$160

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
     During the three and nine months ended September 30, 2006, we recorded restructuring charges of approximately $146,000 and $423,000, respectively, primarily due to changes in assumptions associated with our various restructured locations.
     During the three and nine months ended September 30, 2005, we recorded restructuring charges of approximately $117,000 and $5.6 million, respectively, due to a decrease in estimated sublease income in connection with our restructured Santa Monica, California location.

SAPIENT CORPORATION

Facilities
(In thousands)
Balance at December 31, 2005	$21,275
2006 provision	423
Cash Utilized	(5,551)
Non-cash Utilized	(107)

Balance at September 30, 2006	$16,040

     As of September 30, 2006, the total remaining accrued restructuring costs for all events were $16.2 million, of which the cash outlay over the next 12 months is expected to be $4.0 million, and the remainder will be paid through 2011.
Amortization of Intangible Assets
     During the three and nine months ended September 30, 2006, amortization of intangible assets consisted primarily of amortization of intangible assets including: non-compete and non-solicitation agreements, customer list and backlog related to the 2006 PGI acquisition, SAP license agreement and customer list relating to the 2005 BIS acquisition and customer contracts and developed technology resulting from prior acquisitions. During the three and nine months ended September 30, 2005, amortization of intangible assets consists primarily of amortization of customer contracts and developed technology resulting from prior acquisitions. Amortization expense related to intangible assets was $842,000 and $381,000 for the three months ended September 30, 2006 and 2005, respectively, and $2.7 million and $722,000 for the nine months ended September 30, 2006 and 2005, respectively. The quarter-over-quarter and year-over-year increase in amortization was due to the 2005 and 2006 acquisitions.
Interest and Other Income
     Interest and other income are derived primarily from investments in U.S. government securities, tax-exempt, short-term municipal bonds and commercial paper.

	Three Months Ended
	September 30,			Percentage
	2006	2005	Increase	Increase
		As Restated
	(in thousands, except percentages)
Interest and other income	$1,180	$1,075	$105	10%

	Nine Months Ended
	September 30,			Percentage
	2006	2005	Increase	Increase
		As Restated
	(in thousands, except percentages)
Interest and other income	$4,719	$3,211	$1,508	47%
     During the three months ended September 30, 2006, interest and other income included approximately $127,000 of insurance proceeds. During the nine months ended September 30, 2006 interest and other income included approximately $1.7 million of insurance proceeds. Included in these amounts are business interruption proceeds of approximately $394,000 in the first quarter of 2006 and $283,000 in the second quarter of 2006. These amounts were received in connection with a fire that occurred in our Gurgaon, India office during the first quarter of 2005. The fire did not have a material effect on our business or in our ability to serve our clients. The percentage increase for the three months and nine months ended September 30, 2006 and 2005 was primarily due to the increase in other income.
Provision for Income Taxes
     We have deferred tax assets which have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. SFAS No. 109,

SAPIENT CORPORATION
requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, current and enacted tax legislation and other temporary differences between book and tax accounting, to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2001, 2002 and 2003, and uncertainty as to the extent and timing of profitability in future periods, we have recorded a valuation allowance as of September 30, 2006 relating to the deferred tax assets in the United States. Having assessed the ability to realize the deferred tax assets in certain foreign jurisdictions, we believe that future taxable income will be sufficient to realize the deferred tax benefit of the deferred tax assets in Canada, the United Kingdom, and Germany. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made.
     Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.
Results by Operating Segment
     We have discrete financial data by operating segments available based on our method of internal reporting, which disaggregates our operations. Operating segments are defined as components of the Company concerning which separate financial information is available to manage resources and evaluate performance. Beginning with the first quarter of 2006, we combined our Canada international business unit and two of our United States business units, and identified one additional business unit in the United States. Specifically, we combined our Financial Services, Automotive, Consumer and Energy business unit, our Technology, Education, Communications and Health Care business unit and our Canada business unit into one business unit, which is now named North America Commercial and Government Services became a standalone business unit. Additionally, we acquired Experience Marketing which is also a standalone business unit. Our three business units in North America are now: (i) North America Commercial (NAC), (ii) Government Services and (iii) Experience Marketing (EM). In addition, we have two European business units: United Kingdom and Germany. We have reported our results by operating segments accordingly, and quarterly results for operating segments for 2005 have been reclassified to reflect these changes.
     Prior to the first quarter of 2006, the Company allocated certain selling, marketing and general and administrative expenses to its business units in the United Kingdom, Germany and Canada as these activities had been managed within those business units. The Company did not allocate these expenses to the business units in the United States as they were managed centrally. Beginning in the first quarter of 2006, the Company stopped allocating certain marketing and general and administrative expenses to its business unit segments, with the exception of Government Services, because these activities are managed separately from the business units. The Company does allocate certain marketing and general and administrative expenses to its Government Services business unit as these activities are managed within that business unit. Quarterly results for operating segments for 2005 have been restated to reflect these changes. The Company did not allocate the costs associated with its restructuring events across all operating segments for internal measurement purposes, given that the substantial majority of the restructuring costs were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. The Company did allocate the workforce reduction costs associated with the United Kingdom’s 2006 restructuring plan due to the specific identification of the terminated employees to their respective business unit. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each operating segment.
     The tables below present the service revenues and income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change attributable to these operating segments for the periods presented.

SAPIENT CORPORATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
		As Restated		As Restated
Service Revenues
North America Commercial	$67,740	$51,645	$184,675	$140,714
Government Services	4,052	6,373	12,885	17,336
Experience Marketing	7,235	—	18,908	—
United Kingdom	18,709	15,170	52,032	50,387
Germany	9,188	7,133	23,521	22,098

Consolidated total	$106,924	$80,321	$292,021	$230,535

(Loss) Income From Continuing Operations
North America Commercial (1)	$19,754	$18,859	$56,532	$50,029
Government Services (1)	980	2,606	2,280	8,214
Experience Marketing (1)	(613)	—	(945)	—
United Kingdom (1)	5,136	2,290	9,992	11,043
Germany (1)	3,473	2,442	8,608	9,750

Total reportable segments (1)	28,730	26,197	76,467	79,036
Reconciling items (2)	(30,129)	(19,685)	(75,412)	(62,528)

Consolidated (Loss) Income from Continuing Operations Before Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change	$(1,399)	$6,512	$1,055	$16,508

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income in order to arrive at consolidated income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
		As Restated		As Restated
Centrally managed functions	$23,490	$18,545	$61,481	$56,783
Restructuring and other related charges	288	117	1,436	5,608
Amortization of intangible assets	842	381	2,722	722
Stock-based compensation expense	2,868	895	8,427	1,165
Interest and other income	(1,180)	(1,075)	(4,719)	(3,211)
Unallocated expenses (3)	3,821	822	6,065	1,461

	$30,129	$19,685	$75,412	$62,528

(3)	Includes costs controlled directly by corporate headquarters.
Service Revenues by Operating Segments
     Consolidated service revenues for the third quarter of 2006, compared to the third quarter of 2005, increased 33% in U.S. dollars and 31% in local currency terms. Our NAC business unit increased service revenues $16.1 million, or 31%, in the third quarter of 2006 compared to the third quarter of 2005, largely due to organic growth. Our Government Services business unit service revenues decreased 36%, or $2.3 million, in the third quarter of 2006 compared to the third quarter of 2005. The decrease in Government Services revenue is due to demand for services in this segment being lower than anticipated due to the timing of funding between our Government Services clients and the U.S. Government. Our United Kingdom business unit service revenues increased 23% or $3.5 million, or 15% in local currency, in the third quarter of 2006 compared to the third quarter of 2005. Germany’s service revenues increased 29% or $2.1 million, or 14% in local currency, in the third quarter of 2006 compared to the third quarter of 2005. Our EM business unit reported service revenues of $7.2 million for the third quarter of 2006. Our EM business unit is a new business unit for 2006 and is primarily attributable to our PGI acquisition.

SAPIENT CORPORATION
     Consolidated service revenues for the nine months ended September 30, 2006, compared to the same period in 2005, increased 27% in U.S. dollars and 26% in local currency terms. Our NAC business unit increased service revenues $44.0 million, or 31%, during the nine months ended September 30, 2006 compared to the same period in 2005. The year-over-year increase in our NAC business unit was primarily a result of organic revenue growth combined with revenue related to our 2005 acquisition. For the nine months ended September 30, 2006 and 2005, there were nine months and four months of revenue included from our 2005 acquisition, respectively. Our Government Services business unit service revenues decreased 26%, or $4.5 million, during the nine months ended September 30, 2006 compared to the same period in 2005. The decrease in Government Services revenue is due to demand for services in this segment being lower than anticipated due to the timing of funding between our Government Services clients and the U.S. Government. Our United Kingdom business unit reported a year-over-year increase in service revenues of 3% or $1.6 million, or 5% in local currency. Germany’s service revenues increased 6% or $1.4 million, or 8% in local currency, during the nine months ended September 30, 2006 compared to the same period in 2005. Our EM business unit reported service revenues of $18.9 million for the nine months ended September 30, 2006.
Operating Income by Operating Segments
     Our NAC business unit experienced an increase in operating income of $895,000, or 5%, in the third quarter of 2006 compared to the third quarter of 2005. Our Government Services operating segment did not have improved operating results during the third quarter of 2006 compared to the third quarter of 2005. Our Government Services business unit operating income decreased $1.6 million, or 62% in the third quarter of 2006 compared to the third quarter of 2005. Our United Kingdom business unit operating income increased $2.8 million, or 124% during the third quarter of 2006 compared to the third quarter of 2005. Germany’s operating income increased $1.0 million, or 42% in the third quarter of 2006 compared to the third quarter of 2005. Our EM business unit reported an operating loss of $613,000 in the third quarter of 2006.
     Our NAC business unit increased operating income $6.5 million, or 13%, during the nine months ended September 30, 2006 compared to the same period in 2005. Our Government Services operating segment did not have improved operating results during the nine months ended September 30, 2006 compared to the same period in 2005. Government Services business unit operating income decreased $5.9 million during the nine months ended September 30, 2006 compared to the same period in 2005. Our United Kingdom business unit operating income decreased $1.1 million, or 10% during the nine months ended September 30, 2006 compared to the same period in 2005, and Germany’s operating income decreased $1.1 million, or 12% during the nine months ended September 30, 2006 compared to the same period in 2005. Our EM business unit reported an operating loss of $945,000 during the nine months ended September 30, 2006.
Liquidity and Capital Resources
     During the nine months ended September 30, 2006, we experienced a use of cash from operations of $5.6 million. We invest our excess cash predominantly in instruments that are highly liquid, investment grade securities. At September 30, 2006, we had approximately $107.9 million in cash, cash equivalents, restricted cash and marketable investments, compared to $157.8 million at December 31, 2005.
     We have deposited approximately $2.3 million with various banks as collateral for letters of credit and performance bonds and have classified this cash as restricted on our consolidated and condensed balance sheet at September 30, 2006.
     In our Annual Report on the Form 10-K for the year ended December 31, 2005, under the heading Liquidity and Capital Resources, we outlined our contractual obligations. For the quarter ended September 30, 2006, there have been no material changes in our contractual obligations.
     Cash used in operating activities was $5.6 million for the nine months ended September 30, 2006. This resulted primarily from an increase in accounts receivable of $17.7 million, an increase in unbilled revenues of $13.4 million, an increase in prepaid expenses and other current assets of $4.5 million, a decrease in accrued restructuring of $5.3 million, an increase in other assets of $3.2 million and a gain on disposal of HWT of approximately $4.8 million. These changes were primarily offset by net non-cash charges of $20.4 million, including depreciation and amortization of $9.9 million, stock compensation expense of $8.4 million, provision for doubtful accounts of $1.6 million and deferred taxes of $428,000, an increase in accounts payable of $1.2 million, as well as an increase in accrued expenses of $13.7 million and an increase in deferred revenue of $1.3 million.
     Days sales outstanding (“DSO”) is calculated based on actual 3 months of total revenue and period end receivables, unbilled and deferred revenue balances. DSO for accounts receivable decreased to 83 days in the third quarter of 2006 from 93 days in the second quarter of 2006 primarily due to increased collection efforts. Approximately 49% of our services revenue for the third quarter of 2006 was derived from time and materials arrangements as compared to 50% for the third quarter of 2005. Because of the growing trend in revenue generated from time and materials arrangements and the fact that they are billed one month in arrears, we expect our unbilled revenue balance to increase at the end of a fiscal quarter as our service revenues increase. We expect our unbilled revenues to be short-term in nature, with a majority being billed within 90 days.

SAPIENT CORPORATION
     Cash used in investing activities was $48,000 for the nine months ended September 30, 2006. This was due primarily to the net cash paid for the PGI acquisition of approximately $26.5 million, additional cash consideration related to our BIS acquisition of $183,000, $991,000 earn out payment associated with the acquisition of BIS, and capital expenditures of $9.1 million offset by $32.3 million of net sales and maturities of marketable investments and $5.1 million of proceeds from the sale of our HWT business unit.
     On November 16, 2004, our Board of Directors authorized up to $25.0 million in funds for use in our common stock repurchase program. On February 10, 2006 the Board of Directors authorized an additional $25.0 million in funds for use in such programs. We have announced that we will repurchase shares on the open market or in private transactions from time to time depending on market conditions. Each authorization shall continue for a period of two years from its inception or until it is discontinued by the Board of Directors. Under our buyback program no shares were repurchased in 2004 and approximately 3.0 million shares were repurchased in 2005 at an average price of $5.84 per share for an aggregate purchase price of $17.6 million. We repurchased approximately 1.0 million shares of its common stock at an average price of $5.98 per share for an aggregate purchase price of approximately $6.2 million during the first quarter of 2006 and approximately 2.2 million shares at an average price of $4.99 per share for an aggregate purchase price of $10.7 million during the second quarter of 2006. In the third quarter of 2006, we repurchased approximately 245,000 shares of its common stock at an average price $4.71 per share for an aggregate purchase price of approximately $1.2 million.
     During the first quarter of 2005, a fire occurred in our Gurgaon, India office. The fire did not have a material effect on our business or in our ability to serve our clients. In connection with the fire, we received business interruption insurance proceeds of approximately $394,000 in the first quarter of 2006 and $283,000 in the second quarter of 2006.
     In connection with the acquisition of BIS in June of 2005, we have agreed to pay additional cash consideration totaling approximately $550,000 over a three year period, paid in equal installments within ten days of the first, second, and third anniversary of the Closing Date. We have agreed to pay additional consideration based upon the attainment by acquired entity of defined operating objectives. The maximum potential future consideration pursuant to such arrangements, to be resolved over a three year period is $3.9 million. We recorded approximately $991,000 to goodwill in the second quarter of 2006 and paid this amount in the third quarter of 2006.
     In May of 2007, the Company amended the terms of its earn-out arrangement with the former owners of BIS. Due to the Company’s integration of BIS with our existing segments, we agreed to amend the earn-out in order to facilitate the calculation of the amount based on what discrete SAP related revenue information is readily available. The amendment provides for year two and year three payments of $700,000 in each period. These payments are due on June 1, 2007 and 2008 with additional potential for performance based payouts of $233,000 per year to be made based on performance against set revenue goals. The amendment approximates what management believes the BIS shareholders would have earned under the original amount if the information to calculate those amounts were readily available. The guaranteed payments will be recorded as an increase to goodwill by $1.4 million as of the execution of the amendment in May of 2007. Additional payments, if any, earned as a result of the performance based payments will result in increases to goodwill at the time of payment. On June 1, 2007, the Company made a bash payment of $700,000 to the former owners of BIS, decreasing the remaining maximum potential future consideration to $1.2 million.
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

In September 2006, the SEC issued SAB No. 108, Considering the Effect of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for companies with fiscal years ending after November 15, 2006 and was adopted in the year ending December 31, 2006. The adoption of SAB No. 108 did not have a material impact on the Company's financial position or results of operations.

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

Item 4. Controls and Procedures
Background
During 2006 there were numerous changes to our accounting personnel. This has led to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. The turnover in accounting personnel described above is a result of the significant disruption to the financial accounting organization, processes and workload incurred during 2006 as follows:
•	the transition of key accounting and administrative functions and processes to India during 2006

•	the changes in the finance organization and resultant significant turnover in the Company’s finance and accounting staff, including three different Chief Financial Officers during 2006; and

•	the investigation and restatement of the Company’s financial statements relating to historic stock option practices, requiring significant financial research, analysis and incremental recordkeeping.
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of September 30, 2006, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Our evaluation has identified the following material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement to the annual or interim financial statements will not be prevented or detected.
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
Based on the evaluation of this material weakness, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2006 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     The markets for the services we provide are highly competitive. We believe that we compete principally with large systems consulting and implementation firms, offshore outsourcing companies, and clients’ internal information systems departments. Other competitors include interactive and traditional advertising agencies, and, to a lesser extent, boutique consulting firms that maintain specialized skills and/or are geography based. In our Government Services practice, we both compete and partner with large defense contractors. Some of our competitors have significantly greater financial, technical and marketing resources, and generate greater revenues and have greater name recognition, than we do. Often, these competitors offer a larger and more diversified suite of products and services than we offer. These competitors may win client engagements by significantly discounting their services in exchange for a client’s promise to purchase other goods and services from the competitor, either concurrently or in the future. If we cannot keep pace with the intense competition in our marketplace, our business, financial condition and results of operations will suffer.
Our international operations and Global Distributed Delivery (“GDD”) model subject us to increased risk.
     We currently have international offices in the United Kingdom, Germany, the Netherlands, India and Canada. Our international operations are a significant percentage of our total revenues, and our GDD model is a key component of our ability to deliver our services successfully. Our international operations are subject to inherent risks, including:
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
     In particular, our GDD model depends heavily on our offices in New Delhi and Bangalore, India. Any escalation in the political or military instability in India or Pakistan or the surrounding countries, or a business interruption resulting from a natural disaster, such as an earthquake, could hinder our ability to use GDD successfully and could result in material adverse effects to our business, financial condition and results of operations. Furthermore, the delivery of our services from remote locations causes us to rely on data, phone,

SAPIENT CORPORATION
power and other networks which are not as reliable as those in other countries where we operate. Any failures of these systems could affect the success of our GDD model. Remote delivery of our services also increases the complexity and risk of delivering our services, which could affect our ability to satisfy our clients’ expectations or perform our services within the estimated time frame and budget for each project.
If we do not attract and retain qualified professional staff, we may be unable to perform adequately our client engagements and could be limited in accepting new client engagements.
     Our business is people intensive, and our success depends upon our ability to attract, retain, train and motivate highly skilled employees. The improvement in demand for business and technology consulting services has further increased the need for employees with specialized skills or significant experience in business, marketing and technology consulting, particularly at senior levels. We have been expanding our operations in all locations, and these expansion efforts will be highly dependent on attracting a sufficient number of highly skilled people. We may not be successful in attracting enough employees to achieve our desired expansion or staffing plans. Furthermore, the industry turnover rates for these types of employees are high, and we may not be successful in retaining, training and motivating the employees we attract. Any inability to attract, retain, train and motivate employees could impair our ability to manage adequately and complete existing projects and to bid for or accept new client engagements. Such inability may also force us to increase our hiring of expensive independent contractors, which may increase our costs and reduce our profitability on client engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce and other resources. Our future success will depend on our ability to manage the levels and related costs of our workforce and other resources effectively.
We earn revenues, incur costs and maintain cash balances in multiple currencies, and currency fluctuations affect our financial results.
     We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international segment revenues were $36.0 million and $97.2 million for the three and nine months ended September 30, 2006. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues and receivables, purchases, payroll and investments. We also have a significant amount of foreign currency net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk, because we frequently incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.
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

SAPIENT CORPORATION
•	loss of key highly skilled personnel necessary to complete projects; and

•	general economic conditions.
We may lose money if we do not accurately estimate the costs of fixed-price engagements.
     Many of our projects are based on fixed-price contracts, rather than contracts in which payment to us is determined on a time and materials basis. Our failure to estimate accurately the resources and schedule required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We are consistently entering into contracts for large projects that magnify this risk. We have been required to commit unanticipated additional resources to complete projects in the past, which has resulted in losses on those contracts. We will likely experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the project engagement, which could result in a fixed-price that is too low. Therefore, this incorrect estimation could adversely affect our business, financial condition and results of operations.
Our profitability will be adversely impacted if we are unable to maintain our pricing and utilization rates and control our costs.
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
     Certain complex projects may require that we partner with specialized software or systems vendors or other partners to perform our services. Often in these circumstances, we are liable to our clients for the performance of these third parties. Should the third parties fail to perform timely or satisfactorily, our clients may elect to terminate the projects or withhold payment until the services have been completed successfully. Additionally, the timing of our revenue recognition may be affected or we may realize lower profits if we incur additional costs due to delays or because we must assign additional personnel to complete the project. Furthermore, our relationships with our clients and our reputation generally may suffer harm as a result of our partners’ unsatisfactory performance.
Our clients could unexpectedly terminate their contracts for our services.
     Some of our contracts can be canceled by the client with limited advance notice and without significant penalty. A client’s termination of a contract for our services could result in a loss of expected revenues and additional expenses for staff that were allocated to that client’s project. We could be required to maintain underutilized employees who were assigned to the terminated contract. The unexpected cancellation or significant reduction in the scope of any of our large projects, or client termination of one or more recurring revenue contracts (see definition of “recurring revenues” in Item 1, above), could have a material adverse effect on our business, financial condition and results of operations.
We may be liable to our clients for damages caused by unauthorized disclosures of confidential information or by our failure to remedy system failures.
     We frequently receive confidential information from our clients, including confidential customer data that we use to develop solutions. If any person, including a Company employee, misappropriates client confidential information, or if client confidential information is inappropriately disclosed due to a breach of our computer systems, system failures or otherwise, we may have substantial liabilities to our clients or client customers.
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
     Although we attempt to limit the amount and type of our contractual liability for breaches of confidentiality and defects in the applications or systems we provide and carry insurance coverage which mitigates these liabilities in certain instances, we cannot be assured that these limitations and insurance coverages will be applicable and enforceable in all cases. Even if these limitations and insurance coverages are found to be applicable and enforceable, our liability to our clients for these types of claims could be material in amount and affect our business, financial condition and results of operations. Additionally, such claims may harm our reputation and cause us to lose clients.

SAPIENT CORPORATION
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
We are dependent on our key employees.
     Our success depends in large part upon the continued services of a number of key employees. Our employment arrangements with key personnel provide that employment is terminable at will by either party. The loss of the services of any of our key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, if our key employees resign from Sapient to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations. Although we require our employees to sign agreements prohibiting them from joining a competitor, forming a competing company or soliciting our clients or employees for certain periods of time, we cannot be certain that these agreements will be effective in preventing our key employees from engaging in these actions or that courts or other adjudicative entities will substantially enforce these agreements.

SAPIENT CORPORATION
We may be unable to achieve anticipated benefits from acquisitions and joint ventures.
     The anticipated benefits from any acquisitions or joint ventures that we may undertake might not be achieved. For example, if we acquire a company, we cannot be certain that clients of the acquired business will continue to conduct business with us, or that employees of the acquired business will continue their employment or integrate successfully into our operations and culture. The identification, consummation and integration of acquisitions and joint ventures require substantial attention from management. The diversion of management’s attention, as well as any difficulties encountered in the integration process, could have an adverse impact on our business, financial condition and results of operations. Further, we may incur significant expenses in completing any such acquisitions, and we may assume significant liabilities, some of which may be unknown at the time of such acquisition. We note, in particular, our ongoing efforts to integrate and assimilate our Experience Marketing reporting segment, following our acquisition of PGI in early 2006. Failure to complete this initiative in a timely and efficient manner may adversely impact our business, financial condition and results of operations. For discussion — is our integration of EM incomplete to the extent that it merits mention in the risk factors? Recommend that we delete this language if the integration is substantially incomplete and/or no longer reasonably presents a material risk to our business, financial condition or results of operations.
If we do not effectively improve our operational and financial processes and systems, our ability to achieve efficiencies and cost savings may be delayed and our results of operations may be adversely impacted.
     To streamline our G&A infrastructure and costs as a percentage of revenue and ensure that the Company can appropriately scale as our business expands, since early 2006 we have been redesigning many operational processes and transitioning certain internal, non-billable roles to our India office. The activities principally relate to finance, human resources and certain IT functions. If we do not timely, efficiently and effectively upgrade or replace systems, redesign processes and implement the preceding role transitions and necessary training as our business requires, we may be unable to support our growth effectively or realize cost savings as quickly as expected or maintain effective internal controls over financial reporting. Additionally, the quality of our services may decline pending the successful completion of these initiatives. Consequently, our results of operations may be adversely impacted. In fact, As indicated below in this Item 1A and in Item 4, the transition of several finance functions to our offices in India is a principal reason that management is reporting that a material weakness exists in the Company’s internal control over financial reporting.
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

SAPIENT CORPORATION
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
     Provisions of our charter and by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including a transaction in which stockholders would receive a premium for their shares. These provisions include the following:
•	our Board of Directors has the authority, without further action by the stockholders, to fix the rights and preferences of and issue shares of preferred stock;

•	any action that may be taken by stockholders must be taken at an annual or special meeting and may not be taken by written consent;

•	stockholders must comply with advance notice requirements before raising a matter at a meeting of stockholders or nominating a director for election; and

•	the Chairman of the Board or the Chief Executive Officer are the only persons who may call a special meeting of stockholders.
     Provisions of Delaware law may also discourage, delay or prevent someone from acquiring us or merging with us.

SAPIENT CORPORATION
PART II. OTHER INFORMATION
Item 6. Exhibits
10.1* Scott J. Krenz Separation Agreement

31.1* Certification of Alan J. Herrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of Joseph S. Tibbetts pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of Alan J. Herrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certification of Joseph S. Tibbetts pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits filed herewith

SAPIENT CORPORATION
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAPIENT CORPORATION

Signature	Title	Date

/s/ ALAN J. HERRICK	President	June 12, 2007
Alan J. Herrick	Chief Executive Officer

/s/ JOSEPH S. TIBBETTS JR	Chief Financial Officer	June 12, 2007
Joseph S. Tibbetts Jr.