Form 10-K
period 2006-12-31
SAPIENT CORP
filed 2007-06-12
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

[None]
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 per value per share	The Nasdaq Stock Market, Inc.

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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

As of June 30, 2006 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $351 million based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System. Solely for purposes of the foregoing calculation, “affiliates” are deemed to consist of each officer and director of the registrant, and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 7, 2007

Common Stock, $0.01 par value per share	123,679,495 shares

SAPIENT CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2006

		Page

Item 1.	Business	1
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	13
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item 6.	Selected Financial Data	16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 8.	Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	102
Item 9A.	Controls and Procedures	102
Item 10.	Directors, Executive Officers and Corporate Governance	104
Item 11.	Executive Compensation	108
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	124
Item 13.	Certain Relationships and Related Transactions, and Director Independence	127
Item 14.	Principal Accounting Fees and Services	128
Item 15.	Exhibits and Financial Statement Schedules	129
Signatures		130
Ex-10.4 Amendment to 1998 Stock Incentive Plan
Ex-10.6 Director Compensation Matters
Ex-10.7 J. Stuart Moore Separation Agreeement
Ex-10.8 Scott J. Krenz Separation Agreement
Ex-10.9 Joseph S. Tibbetts, Jr. Offer Letter
Ex-10.10 Jerry A. Greeenberg Consulting Agreement
Ex-10.11 Susan D. Cooke Consulting Agreement
Ex-10.12 Alan M. Wexler Severance Agreement
Ex-10.13 Dr. Christian Oversohl Managing Director Agreement
Ex-14.1 Code of Ethics and Conduct
Ex-21 List of Subsidiaries
Ex-31.1 Section 302 Certification of the C.E.O.
Ex-31.2 Section 302 Certification of the C.F.O.
Ex-32.1 Section 906 Certification of the Chief Executive Officer
Ex-32.2 Section 906 Certification of the Chief Financial Officer

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Annual Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Annual Report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Annual Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

i

EXPLANATORY NOTE

In this Form 10-K, Sapient Corporation (“Sapient” or the “Company”):

(a) restates its Consolidated Balance Sheets as of December 31, 2005, and the related Consolidated Statements of Operations and Cash Flows for the years ended December 31, 2005 and December 31, 2004;

(b) restates its “Selected Financial Data” in Item 6 for 2005, 2004, 2003 and 2002; and

(c) amends its “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) as it relates to 2005 and 2004.

Concurrent with the filing of this Form 10-K, the Company is filing quarterly reports on Form 10-Q for the three and six months ended June 30, 2006 (“Q2 2006”) and the three and nine months ended September 30, 2006 (“Q3 2006”). The Q2 2006 and Q3 2006 Forms 10-Q contain restated financial information for the three and six months ended June 30, 2005 (“Q2 2005”) and the three and nine months ended September 30, 2005 (“Q3 2005”), respectively.

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

(e) Grants issued in connection with business acquisitions.  For grants issued to employees who joined the Company in connection with two acquisitions which occurred in 1999, it was determined that both acquisitions granted options priced utilizing a 30-day “look-back” where the Company priced the options at the lowest stock price in the 30-day period after the acquisition. The Company determined that options granted in connection with one acquisition in 1998 were repriced.

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

Related Tax Adjustments.

The Company reviewed the tax effects associated with the Adjusted Options. Many of the Adjusted Options were originally intended to be Incentive Stock Options (“ISOs”), under U.S. income tax regulations. However, by definition, ISOs may not be granted with an exercise price less than the fair market value of the underlying stock on the date of grant. Due to the impact of the measurement date changes on the qualified status of affected ISOs, they may no longer qualify as ISOs under the regulations. Therefore, the affected ISOs were accounted for as if these options were non-qualified stock options for income tax accounting purposes. The Company recorded a liability for the unpaid income and employment taxes plus potential penalties and interest based upon the change in status of the affected options. The Company recorded a liability for the taxes, penalties and interest due based upon the change in status of the options in the amount of $17.8 million for the periods 1996 through 2006. The Company recorded reversals of this accrual in the amount of $16.5 million through 2006 due to the expiration of the payroll tax statute of limitations for years 2002 and prior. These adjustments resulted in a net charge to expense of $1.3 million over the period 1997 to 2006. The net expense (benefit) recorded by the Company for these liabilities for the period indicated is as follow (in thousands):

Year	Net payroll tax related charge (Benefit)

1997	$1
1998	429
1999	4,224
2000	11,070
2001	773
2002	(429)
2003	(4,143)

Cumulative Adjustment to Opening Accumulated Deficit as of January 1, 2004		11,925
2004		(10,640)
2005		(352)
2006		366

Total		$1,299

Because the Company has a full valuation allowance against its deferred tax assets in the U.S., the income tax benefit of stock-based compensation adjustments described above were not material to any of the periods presented in this Form 10-K.

The following table sets forth the net impact of the Company’s restatement and the related tax effects as a result of historical stock option practices, as well as other immaterial adjustments unrelated to historical stock option practices that were previously unrecorded. The Company recorded other immaterial adjustments that were not previously recorded in the financial statements which consisted primarily of corrections to restructuring related lease obligations, adjustments to the period in which leasehold improvement write-offs were recorded in connection with restructured facilities and other miscellaneous adjustments. The pre-tax impact of all adjustments are set forth below:

Restatement Adjustments.

(Decrease)
Increase to
Period	Net Income
(In thousands)

2003 and prior	$(57,438)
2004	8,483
2005	701
First quarter 2006	(546)

Total impact through first quarter of 2006	$(48,800)

v

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

General

Sapient Corporation (“Sapient” or the “Company”) is a global services firm that innovates in marketing, technology and business operations. Our multidisciplinary teams of expert thinkers and designers provide business and information technology strategy, business applications, experience marketing and global outsourcing services that help our clients succeed. Headquartered in Cambridge, Massachusetts, Sapient maintains a strong global presence with offices across the United States and in Canada, Germany, the Netherlands, India and the United Kingdom. Unless the context otherwise requires, references in this Annual Report to “Sapient,” “we,” “us” or “our” refer to Sapient Corporation and its subsidiaries.

Our Global Distributed Delivery (“GDD”) model enables us to perform services on a continuous basis, through client teams located in North America, Europe and India. This model accelerates the speed with which we deliver projects and significantly enhances the returns on our clients’ business investments. Our GDD model involves a single, coordinated effort between development teams in a remote location (typically highly skilled business, technology, and creative specialists in our New Delhi and Bangalore, India offices) and development and client teams in North America or Europe. To work effectively in this globally distributed environment, we have built extensive expertise and processes in managing business specifications and project management issues between the various development teams that are necessary to enable continuous project work. Through our GDD model, we believe that we deliver greater value to our clients at a competitive cost and in a more rapid timeframe. In addition to solution design and implementation, most of our long-term engagement and outsourcing relationships engage GDD.

We deliver our services globally through multiple business units. Our North America-based business units consist of North America Commercial, Experience Marketing and Government Services. We deliver services in the United Kingdom, Germany, and the Netherlands through our Europe business unit. Each business unit includes consultants based locally as well as consultants based in our India offices. Within each business unit, we focus our sales and delivery efforts on certain industry specializations. Through our global industry focus, we have developed an extensive understanding of our clients’ markets and can effectively address the market dynamics and business opportunities that our clients face. This understanding further enables us to identify and focus on critical areas to help our clients grow, perform, and innovate. Further information about our international operations and our operating segments is located in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 in the Notes to Consolidated Financial Statements included in this Annual Report. For a presentation of the financial information about the geographic areas in which we conduct our business, please see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 to our consolidated audited financial statements. The principal risks and uncertainties facing our business, operations and financial condition are discussed in Part 1, Item 1A in this Annual Report.

Our clients include global and regional leading companies within the countries in which we provide services, and represent several industries, such as technology, telecommunications, energy and utilities, financial services, automotive, transportation, health care and life sciences, education, consumer/retail products, travel and hospitality. Additionally, we provide services to federal, state and local government clients within the U.S. and to provincial and other governmental entities in Canada and Europe. We derive “Recurring Revenues” from several client relationships. Recurring Revenues are revenue commitments of one year or more in which our client has committed spending levels to Sapient, or chosen us as an exclusive provider of certain services. In 2006, Recurring Revenues represented 33% of our global services revenues. Additionally, in 2006 our five largest clients accounted for approximately 25% of our revenues in the aggregate, and one client, Sprint, accounted for more than 10% of our revenues.

We provide our services under fixed-price and time and materials contracts. We price our work based on established rates that vary according to our consultants’ experience levels, roles and geographic locations.

Our time and materials contracts include arrangements in which we perform services based on an estimated fee range, or in which we cap our total fees. Under capped time and materials arrangements in which we agree to complete certain deliverables for the client during the project, we assume the risk that we have estimated the correct level of effort and timeframe to complete the deliverables at a cost that does not exceed the cap.

In fixed-price contracts, similarly, we assume the risk of estimating the scope of work and resources required correctly and undertaking rigorous project management throughout an engagement to ensure we deliver the project on time and on budget. We may recognize losses or lower profitability on fixed-price contracts if we do not successfully manage the foregoing risks. Additionally, these risks are magnified with respect to large projects (into which we are entering more frequently) and multi-staged projects in which we perform our scope and labor estimates, and fix the total project price through implementation, at an early stage of an engagement.

On June 1, 2005, we acquired Business Information Solutions, LLC, (“BIS”) a privately-held provider of SAP-related professional services, specializing in business intelligence solutions. This acquisition, from which we have formed our SAP practice, greatly enhanced our SAP and business intelligence know-how and skills, and increased our opportunities within the rapidly growing SAP services market. We believe our clients will benefit from our expertise and thought leadership concerning the latest SAP products and solutions, including Business Information Warehouse, Strategic Enterprise Management, data analytics, NetWeaver, other “New Dimension” products and energy specific solutions. This expertise, combined with our GDD model and methodology, enables clients to realize superior returns from their investments in SAP. Additionally, the acquisition enables us to offer a much broader variety of value-added ERP integration, upgrade and maintenance services related to SAP products and SAP’s NetWeaver platform.

On January 3, 2006, we acquired Planning Group International, Inc. (“PGI”), a Miami-based integrated marketing agency that specializes in online, offline and multi-channel marketing strategies and programs. Through this acquisition, we enhanced our strengths in advertising, digital and direct marketing, brand development, data mining, customer acquisition and loyalty, paid search, and media planning and buying strategies and services. Additionally, the acquisition of PGI allowed us to provide our clients a clear understanding of the effectiveness of their media spend using BridgeTrack®, a proprietary online marketing and analysis platform. We believe that our combination with PGI expands our opportunities to help our clients exploit the possibilities created by the rapid evolution of media, advertising, and technology and derive measurable value from their marketing investments.

On May 2, 2006, we sold 100% of our investment in HWT, Inc. (“HWT”), a majority-owned, fully consolidated subsidiary, for which we received net cash proceeds of approximately $5.4 million. Net assets sold included cash of approximately $274,000. During 2007, we received additional cash proceeds of approximately $530,000 related to holdback and escrow in accordance with the terms of the agreement. In addition, we could receive up to $4.0 million in earn-out payments through 2008, which will be recorded when and if earned.

Sapient was incorporated in Delaware in 1991. Our executive offices are located at 25 First Street, Cambridge, MA 02141, and our telephone number is (617) 621-0200. Our stock trades on the Nasdaq Global Market under the symbol “SAPE.” Our Internet address is http://www.sapient.com. Material contained on our Web site is not incorporated by reference into this Annual Report.

Our Services

We help our clients achieve outstanding results from their customer relationships, business operations, and technology. We do this across five service areas: business & information technology (“IT”) strategy, business applications, marketing services, business intelligence and outsourcing.

Business & IT Strategy

We devise business and IT strategies that improve our clients’ competitive position and performance, as well as the value they realize from their IT portfolio. We combine our deep expertise in diverse technologies and our understanding of each client’s business issues to achieve breakthrough thinking that aligns, and creates a roadmap for the achievement of, the client’s business objectives. Further, we can typically, within six to twelve weeks, redefine clients’ supporting organizational and business processes and develop a plan to achieve an optimal application portfolio. Our primary areas of expertise are:

•	Business-process consulting

•	Business applications & enterprise architecture planning

•	E-business & web strategy

•	IT governance & advisory services

•	Program management office

Business Applications

Our substantial industry expertise and understanding of our clients’ customers, partners, competitors and processes enable us rapidly to define user requirements and gain alignment among the client decision makers. Additionally, we apply our expertise in business processes, enabling technologies and applications, and user-centered design to create business and technology solutions that achieve substantial returns on our clients’ investments. We maintain expertise in both custom software development and working with existing software packages, such as application integration packages, content management and delivery systems, customer relationship management software and order management systems. Our primary areas of expertise are:

•	Business applications

•	Customer relationship solutions

•	Custom & package applications

•	Enterprise resource planning

•	Supply chain solutions

•	Web solutions

We have many years of experience working with technologies that can improve our clients’ businesses, including more than 15 years of experience with client/server and UNIX solutions, more than 14 years of experience integrating package applications with legacy systems, more than 12 years of experience with Internet solutions and more than 10 years of experience with wireless technologies. More recently, we have been an early implementer of new technologies such as Microsoft.NET, Web Services, SAP, and Business Process Management platforms. We combine this technology expertise with our design skills and our deep understanding of user needs to ensure that our client solutions are effectively adopted by their intended audiences.

Marketing Services

By combining our expertise in user insight, award-winning design, and technology, we deliver solutions that enable our clients to increase customer demand, drive profitable customer relationships and build brand awareness. Furthermore, we apply our breadth of experience in the implementation of integrated marketing strategies and technologies, and our significant marketing, web, and customer research skills, to solve our clients’ most challenging business problems. Our primary areas of expertise are:

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

Outsourcing

We view our outsourcing relationships as opportunities to fundamentally impact, grow, and innovate our clients’ businesses. Our clients can expect us to deliver high value, fulfill our commitments, keep their business secure, provide new ideas to improve their business, and provide teams that are aligned with their long-term goals.

We manage our clients’ critical applications, processes, and operations using our GDD model, both for solutions that we develop and for third party systems. A growing percentage of our business consists of multi-year outsourcing contracts with our clients to provide combinations of these services. Our outsourcing services help our clients realize significant long-term value from their technology investments. Our primary areas of expertise are:

•	Application design & development

•	Application management

•	Legacy application transition

•	Operations management

•	Sourcing strategy

•	Quality assurance & testing

The Sapient Approach

Our unique methodology, Sapient Approach, is designed to address the biggest problems that most companies face when pursuing business-enabling technology and other projects: the majority of projects never finish, are completed late or over budget, lack promised capabilities, or contain unused functionality. We employ a collaborative, agile-based delivery approach, in which we develop and release in an iterative manner usable components of a deliverable, thus enabling our clients to review, validate and commence use of work product throughout the life cycle of a project, rather than await the end of the project to realize the project’s full benefits. While this delivery approach provides clients the most value in the shortest possible time period, it also minimizes project risk because discrete pieces of work are tested and accepted throughout the project. Sapient Approach also enables us to commit to delivering our solutions within the price and schedule that we have promised to our clients. Further, our approach enables us to create solutions that bring together business and user and technology requirements to solve our clients’ business problems. We design these solutions to deliver tangible business value to clients, including increased revenues, reduced costs and more effective use of assets.

Our Competitive Advantages

We believe that the following competitive differentiators enable our clients to derive substantial benefits from our services:

•	We are driven to make a difference — impact. We are passionate about making a difference and fundamentally impacting the manner in which companies and industries operate. We help our clients achieve success at nearly three times better than the industry average, which reflects our passion and commitment to providing superior returns for our clients.[1]

•	We are committed to our clients’ success. We define our success by our clients’ success and the value that our clients achieve from the services we deliver. We have established, and pride ourselves on, a reputation of “doing whatever it takes” to meet our clients’ objectives. Further, our client feedback reveals that we consistently exceed expectations in key areas, including business value derived and overall experience.

•	We deliver the right results on-time and on-budget. Our clients value us for delivering the right industry expertise and technologies to solve their most complex business problems, and creating solutions that achieve high adoption by end users and substantial business value. Throughout our history, we have developed a formidable legacy of delivering client solutions on-time and on-budget. This on-time, on-budget legacy helps clients avoid the lost business value that frequently occurs as a result of projects never being completed, finishing late or over budget, or lacking promised capabilities.

•	We offer a unique combination of creativity and discipline. We have accumulated valuable assets and expertise that enable us to produce innovative and smart solutions for our clients. We continuously challenge ourselves and our clients to innovate through breakthrough ideas, and to exercise the discipline necessary to implement those ideas rapidly and efficiently.

•	We are great to work with. Creating and maintaining outstanding relationships with our clients is fundamental to our success. Our excellent client relationships derive from involving clients deeply in the projects and solutions we deliver for them, establishing and maintaining a high degree of trust, our forthright and direct approach to client interactions, our constant focus on doing the right thing for the client, and our strength in making the overall experience in working with Sapient positive and enriching. In fact, from our 2006 client feedback survey results, 95% of our clients stated they enjoyed the experience of working with us.

Strategic Context, People and Culture

We have established and continuously promote a strong corporate culture based on our “strategic context” — purpose, core values, vision, goals and client value proposition, which is critical to our success.

Our unwavering attention to the Company’s strategic context has enabled us to adapt and thrive in a fast-changing market, as we strive to build a great company that has a long-lasting impact on the world. Recognizing this unique element of our business, Harvard Business School (“HBS”) published a case study on Sapient in 2004. HBS now teaches the case in an organizational and leadership class.

To foster and encourage the realization of our strategic context, we reward teamwork and evaluate our people’s performance, and promote people, based on their adoption of and adherence to our strategic context. In addition, we conduct an intensive orientation program to introduce new hires to our culture and values, and conduct internal communications and training initiatives that define and promote our culture and values.

As of December 31, 2006, we had 4,952 full-time employees, consisting of 4,223 project personnel, 661 general and administration personnel and 68 sales and marketing personnel. None of our employees are subject to a collective bargaining agreement. We believe that we have good relationships with our employees.

Selling and Marketing

Our marketing team strives to cultivate and sustain client loyalty and to make Sapient our clients’ preferred innovation partner. To build Sapient’s brand awareness in markets in which we operate, we conduct marketing initiatives at the company, industry, and service levels in the countries we operate.

1 “Nearly three times the industry average” is Sapient’s track record for delivering the right requirements on time and on budget as compared to an industry benchmark that an independent third party research firm, The Standish Group, creates and measures.

Our dedicated marketing personnel undertake a variety of marketing activities, including developing and implementing our overall marketing strategy, communicating and strengthening our brand and reputation, sponsoring focused multi-client events to build relationships and share our thought leadership, cultivating media and industry analyst relations, conducting market research and analysis, sponsoring and participating in targeted conferences, creating marketing assets to assist client-development teams and publishing our web site, http://www.sapient.com.

We organize our sales professionals primarily along industry lines, both within our U.S. and international business units. We believe that the industry and geographic focus of our sales professionals enhances their knowledge and expertise in these industries and generates additional client engagements.

We continue to actively build relationships and strategic alliances with technology and other consulting companies, including packaged technology vendors. These relationships focus on a wide range of joint activities, including working on client engagements, evaluating and recommending the other party’s technology and other solutions to customers, and training and transferring knowledge regarding the other party’s solutions. We believe that these relationships and strategic alliances enable us to provide better delivery and value to our existing clients and attract new clients through referrals.

Competition

The markets for the services we provide are highly competitive. We believe that we compete principally with large systems consulting and implementation firms, offshore outsourcing companies, marketing agencies and clients’ internal information systems departments. To a lesser extent, we compete with boutique consulting firms that maintain specialized skills and/or are geography-based. With respect to our Government Services practice, we both compete and partner with large defense contractors.

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

We believe that we compete favorably when considering these factors and that our ability to deliver business innovation and outstanding value to our clients on time and on budget, our GDD model, and our successful track record in doing so, distinguishes us from our competitors.

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

Where To Find More Information

We make our public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, available free of charge at our web site, http://www.sapient.com, as soon as reasonably practicable after we file such materials with the SEC. We also make available on our web site reports filed by our executive officers, Directors and holders of more than 10% of our common stock, on Forms 3, 4 and 5 regarding their ownership of our securities. These materials are available in the “Investor Relations” portion of our web site, under the link “SEC Filings,” and on the SEC’s web site, http://www.sec.gov. You may also read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

In particular, our GDD model depends heavily on our offices in New Delhi and Bangalore, India, where approximately 64% of our worldwide employees are located. Any escalation in the political or military instability in India or Pakistan or the surrounding countries, or a business interruption resulting from a natural disaster, such as an earthquake, could hinder our ability to use GDD successfully and could result in material adverse effects to our business, financial condition and results of operations. Furthermore, the delivery of our services from remote locations causes us to rely on data, phone, power and other networks which are not as reliable as those in other countries where we operate. Any failures of these systems could affect the success of our GDD model. Remote delivery of our services also increases the complexity and risk of delivering our services, which could affect our ability to satisfy our clients’ expectations or perform our services within the estimated time frame and budget for each project.

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

We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international segment revenues were $136.8 million for the year ended December 31, 2006. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues and receivables, purchases, payroll and investments. We also have a significant amount of foreign currency net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk, because we frequently incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

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

Our former Chairmen and Chief Executive Officers have significant voting power and may effectively control the outcome of any stockholder vote.

Jerry A. Greenberg, our former Co-Chairman of the Board and Chief Executive Officer of the Company and J. Stuart Moore, our former Co-Chairman of the Board and Co-Chief Executive Officer and current member of our Board of Directors, own, in the aggregate, approximately 34% of our outstanding common stock. As a result, they have the ability to substantially influence and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.

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

To streamline our general and administrative infrastructure and costs as a percentage of revenue and ensure that the Company can appropriately scale as our business expands, since early 2006 we have been redesigning many operational processes and transitioning certain internal, non-billable roles to our India office. The activities principally relate to finance, human resources and certain IT functions. If we do not timely, efficiently and effectively upgrade or replace systems, redesign processes and implement the preceding role transitions and necessary training as our business requires, we may be unable to support our growth effectively or realize cost savings as quickly as expected or maintain effective internal controls over financial reporting. Additionally, the quality of our services may decline pending the successful completion of these initiatives. Consequently, our results of operations may be adversely impacted. In fact, as indicated below in this Item 1A and in Item 9A, challenges that we have encountered relating to the transition of several finance functions to our offices in India have contributed in significant part to management’s conclusion that a material weakness exists in the Company’s internal control over financial reporting as of December 31, 2006.

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

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. In Item 9A of this Annual Report, management reports that a material weakness exists in the Company’s internal control over financial reporting as a result of a significant disruption to our financial accounting organization, processes and workload during 2006 that was attributable to the (i) transition of key accounting and administrative functions and processes to India during 2006; (ii) changes in the finance organization and resultant significant turnover in the Company’s finance and accounting staff, including three Chief Financial Officers during 2006; and (iii) investigation and restatement of the Company’s financial statements relating to historical stock option granting practices, which have required significant financial research, analysis and incremental recordkeeping. Due to this material weakness, management has concluded that as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures were not effective. Consequently, and pending the Company’s remediation of the matters that have caused the control deficiencies underlying the material weakness, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors may lose faith in the reliability of our financial statements. Accordingly, the price of our securities may be adversely and materially impacted.

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

None.

Item 2.	Properties

Our headquarters and principal administrative, finance, selling and marketing operations are located in approximately 28,000 square feet of leased office space in Cambridge, Massachusetts. We also lease offices in the Washington D.C. metropolitan area, New York City, Chicago, Atlanta, Los Angeles metropolitan area, San Diego, Miami, Detroit, Denver, Kansas City metropolitan area, London, Düsseldorf, Munich, New Delhi, Bangalore and Toronto. We do not own any material real property. Substantially all of our office space is leased under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.

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

None of the foregoing derivative actions asserts a claim against the Company for specific monetary damages.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock is quoted on the Nasdaq Global Market under the symbol “SAPE.” The following table sets forth, for the periods indicated, the high and low intraday sale prices for our common stock.

	High	Low

2005:
First Quarter	$8.70	$6.51
Second Quarter	$8.96	$6.21
Third Quarter	$8.60	$5.60
Fourth Quarter	$6.70	$5.00
2006:
First Quarter	$8.10	$5.61
Second Quarter	$8.37	$4.45
Third Quarter	$5.74	$4.35
Fourth Quarter	$6.01	$4.96

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Sapient Corporation	100.00	26.55	73.06	102.46	73.70	71.11
Nasdaq Composite Index	100.00	68.47	102.72	111.54	113.07	123.84
GSTI Computer Services Index	100.00	62.86	77.73	83.76	88.76	99.39

On June 7, 2007, the last reported sale price of our common stock was $7.50 per share. As of June 7, 2007, there were approximately 449 holders of record of our common stock and approximately 12,531 beneficial holders of our common stock.

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

On November 16, 2004, Sapient’s Board of Directors authorized up to $25.0 million in funds for use in the Company’s common stock repurchase program. On February 10, 2006 the Board of Directors authorized an additional $25.0 million in funds for use in such programs. Sapient has announced that it will repurchase shares on the open market or in private transactions from time to time depending on market conditions. Each authorization shall continue for a period of two years from its inception or until it is discontinued by the Board of Directors. Under the Company’s buyback program no shares were repurchased in 2004 and approximately 3.0 million shares were repurchased in 2005 at an average price of $5.84 per share for an aggregate purchase price of $17.6 million. The Company repurchased approximately 3.4 million shares of its common stock at an average price of $5.27 per share for an aggregate purchase price of approximately $18.1 million during 2006. No repurchase were made during the three months ended December 31, 2006.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and management’s discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report. The balance sheet data at December 31, 2006 and the statement of operations data for the year ended December 31, 2006 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report. The balance sheet data at December 31, 2005 and the statement of operations data for the two years ended December 31, 2005 and 2004 have been restated to reflect the impact of the stock-based compensation adjustments and other immaterial adjustments and have been derived from the restated audited financial statements included in this Annual Report. The balance sheet data at December 31, 2004, 2003 and 2002 and the statement of operations data for each of the two years ended December 31, 2003 and 2002 have been restated to reflect the impact of the stock-based compensation adjustments and other immaterial adjustments from amounts reported in prior periods.

	Year Ended December 31,
	2006	2005	2004	2003			2002
		As Restated	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)

Statement of Operations Data(1)(2):
Revenues:
Service revenues	$405,582	$313,556	$248,154	$180,693	$(22)	$180,671	$170,007	$—	$170,007
Reimbursable expenses	16,061	13,542	12,100	9,574	—	9,574	8,562	—	8,562

Total gross revenues	421,643	327,098	260,254	190,267	(22)	190,245	178,569	—	178,569

Operating expenses:
Project personnel expenses	270,213	187,082	134,994	110,367	(1,206)	109,161	133,027	3,501	136,528
Reimbursable expenses	16,061	13,542	12,100	9,574	—	9,574	8,562	—	8,562

Total project personnel expenses and reimbursable expenses	286,274	200,624	147,094	119,941	(1,206)	118,735	141,589	3,501	145,090
Selling and marketing expenses	24,025	13,718	13,926	17,975	215	18,190	25,978	1,437	27,415
General and administrative expenses	109,022	84,725	67,179	55,661	566	56,227	78,181	1,712	79,893
Restructuring and other related charges	1,912	6,374	1,546	2,135	6	2,141	66,885	171	67,056
Impairment of goodwill and intangible assets	—	—	—	—	—	—	107,418	—	107,418
Amortization of intangible assets	3,564	1,104	515	1,772	—	1,772	4,316	—	4,316

Total operating expenses	424,797	306,545	230,260	197,484	(419)	197,065	424,367	6,821	431,188

(Loss) income from operations	(3,154)	20,553	29,994	(7,217)	397	(6,820)	(245,798)	(6,821)	(252,619)
Gain on equity investment change in interest	—	—	—	—	—	—	1,755	—	1,755
Other income, net	1,929	92	65	2,729	—	2,729	33	—	33
Interest income	4,238	4,181	3,011	2,016	—	2,016	4,319	—	4,319

	Year Ended December 31,
	2006	2005	2004	2003			2002
		As Restated	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)

Income (loss) from continuing operations before income taxes, net equity loss from investees, discontinued operations and cumulative effect of accounting change	3,013	24,826	33,070	(2,472)	397	(2,075)	(239,691)	(6,821)	(246,512)
Provision for (benefit from) income taxes:
Provision for (benefit from) income taxes	4,432	3,677	3,068	1,337	—	1,337	(18,585)	—	(18,585)
Benefit from release of valuation allowance	—	(4,289)	(635)	—	—	—	—	—	—

Provision for (benefit from) income taxes	4,432	(612)	2,433	1,337	—	1,337	(18,585)	—	(18,585)
(Loss) income from continuing operations before net equity loss from investees, discontinued operations and cumulative effect of accounting change	(1,419)	25,438	30,637	(3,809)	397	(3,412)	(221,106)	(6,821)	(227,927)
Net equity loss from investees	—	—	—	—	—	—	(349)	—	(349)
(Loss) income from discontinued operations	(433)	961	665	(1,089)	—	(1,089)	(7,748)	—	(7,748)
Gain on disposal of discontinued operations (net of tax provision of $342)	4,834	—	—	—	—	—	—	—	—

Income (loss) before cumulative effect of accounting change	2,982	26,399	31,302	(4,898)	397	(4,501)	(229,203)	(6,821)	(236,024)
Cumulative effect of accounting change	154	—	—	—	—	—	—	—	—

Net income (loss)	$3,136	$26,399	$31,302	$(4,898)	$397	$(4,501)	$(229,203)	$(6,821)	$(236,024)

Basic (loss) income per share from continuing operations	$(0.01)	$0.20	$0.25	$(0.03)		$(0.03)	$(1.77)		$(1.82)

Diluted (loss) income per share from continuing operations	$(0.01)	$0.20	$0.24	$(0.03)		$(0.03)	$(1.77)		$(1.82)

Basic net income (loss) per share	$0.03	$0.21	$0.25	$(0.04)		$(0.04)	$(1.83)		$(1.89)

Diluted net income (loss) per share	$0.03	$0.20	$0.24	$(0.04)		$(0.04)	$(1.83)		$(1.89)

Weighted average common shares	123,692	124,725	123,040	121,188		121,188	124,961		124,961
Weighted average dilutive common share equivalents	—	5,034	5,591	—		—	—		—

Weighted average common shares and dilutive common share equivalents	123,692	129,759	128,631	121,188		121,188	124,961		124,961

Balance Sheet Data:
Working capital	$148,899	$179,528	$116,830	$143,158	$(12,094)	$131,064	$135,325	$(16,215)	$119,110
Total assets	342,064	286,051	269,331	226,900	(351)	226,549	262,653	(1,183)	261,470
Long-term debt, less current portion	—	—	—	—	—	—	—	—	—
Total stockholders’ equity(3)	$214,497	$201,420	$183,724	$152,412	$(13,077)	$139,335	$155,804	$(17,238)	$138,566

(1)	As a result of having identified incorrect measurement dates and other errors in accounting for stock option grants, management concluded that the Company’s previously issued financial statements should be restated. Results for 2005 and prior have been restated to reflect non-cash compensation expense for stock options with incorrect measurement dates, other immaterial adjustments that were not previously recorded and related tax effects for all items.

(2)	We ceased operations of our Japanese subsidiary in December 2002 and we sold our HWT unit in May 2006. As a result, operating results of these subsidiaries for all prior periods presented have been reclassified into the caption “Income (loss) from discontinued operations.”

(3)	We have never declared or paid any cash dividends.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Prior Period Financial Statements

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

(e) Grants issued in connection with business acquisitions.  For grants issued to employees who joined the Company in connection with two acquisitions which occurred in 1999, it was determined that both acquisitions granted options priced utilizing a 30-day “look-back” where the Company priced the options at the lowest stock price in the 30-day period after the acquisition. The Company determined that options granted in connection with one acquisition in 1998 were repriced.

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

Related Tax Adjustments

The Company reviewed the tax effects associated with the Adjusted Options. Many of the Adjusted Options were originally intended to be Incentive Stock Options (“ISOs”), under U.S. income tax regulations. However, by definition, ISOs may not be granted with an exercise price less than the fair market value of the underlying stock on the date of grant. Due to the impact of the measurement date changes on the qualified status of affected ISOs, they may no longer qualify as ISOs under the regulations. Therefore, the affected ISOs were accounted for as if these options were non-qualified stock options for income tax accounting purposes. The Company recorded a liability for the unpaid income and employment taxes plus potential penalties and interest based upon the change in status of the affected options. The Company recorded a liability for the taxes, penalties and interest due based upon the change in status of the options in the amount of $17.8 million for the periods 1996 through 2006. The Company recorded reversals of this accrual in the amount of $16.5 million through 2006 due to the expiration of the payroll tax statute of limitations for years 2002 and prior. These adjustments resulted in a net charge to expense of $1.3 million over the period 1997 to 2006. The net expense (benefit) recorded by the Company for these liabilities for the period indicated is as follow (in thousands):

		Net Payroll
		Tax Related
Year		Charge (Benefit)

1997	$1
1998	429
1999	4,224
2000	11,070
2001	773
2002	(429)
2003	(4,143)

Cumulative Adjustment to Opening Accumulated Deficit as of January 1, 2004		11,925
2004		(10,640)
2005		(352)
2006		366

Total		$1,299

Because the Company has a full valuation allowance against its deferred tax assets in the U.S., the income tax benefit of stock-based compensation adjustments described above were not material to any of the periods presented in this Form 10-K.

The following table sets forth the net impact of the Company’s restatement and the related tax effects as a result of historical stock option practices, as well as other immaterial adjustments unrelated to historical stock option practices that were previously unrecorded. The Company recorded other immaterial adjustments that were not previously recorded in the financial statements which consisted primarily of corrections to restructuring related lease obligations, adjustments to the period in which leasehold improvement write-offs were recorded in connection with restructured facilities and other miscellaneous adjustments. The pre-tax impact of all adjustments are set forth below:

Restatement Adjustments

(Decrease)
Increase to
Period	Net Income
(In thousands)

2003 and prior	$(57,438)
2004	8,483
2005	701
First quarter 2006	(546)

Total impact through first quarter of 2006	$(48,800)

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

Overview

Sapient Corporation (“Sapient” or the “Company”) is a global services firm that innovates in marketing, technology and business operations. Our multidisciplinary teams of expert thinkers and designers provide business and information technology strategy, business applications, experience marketing and global outsourcing services that help our clients succeed. Headquartered in Cambridge, Massachusetts, Sapient maintains a strong global presence with offices across the United States, Canada, Germany, the Netherlands, India and the United Kingdom.

This MD&A as it relates to 2005 and 2004 has been updated for the restatements described above.

Our service revenues were $405.6 million for 2006, a 29% increase from service revenues of $313.6 million for 2005, and a 63% increase from service revenues of $248.2 million for 2004. The growth in service revenues year-over-year was derived from the continued demand for our services from new and existing clients coupled with revenue in the amount of $28.9 million related to our January 2006 acquisition of PGI. Service revenues in 2006 also include 12 months of revenue related to our 2005 acquisition of BIS compared to seven months of revenue in 2005. Our Recurring Revenues were 33% of our services revenues in 2006 compared to 35% in 2005. Recurring Revenues are revenue commitments of a year or more in which the client has committed spending levels to Sapient or chosen Sapient as an exclusive provider of certain services. During 2007, certain of these Recurring Revenue agreements will end, while others may be signed.

During 2006, we increased the number of our project personnel to effectively staff our client engagements and achieve the desired staffing mix of experience level and role. Currently, we are retaining subcontractors in certain cases to fill specific project needs. If we are not successful in maintaining effective staffing levels, our ability to achieve our service revenue and profitability objectives will be adversely affected. Our ability to effectively staff our engagements and achieve the desired staffing mix depends heavily on our ability to keep turnover at appropriate levels. Our voluntary turnover for 2006 increased to 22% compared to 18% for 2005. We also continue to modify and upgrade critical internal systems that we require to manage client projects and our business generally. Our operations and business results will be adversely impacted if we do not successfully and efficiently implement these system changes, as necessary, from time to time.

During 2006, we continued to utilize our India-based effort on our GDD projects thereby increasing our billable days, or level of effort, incurred by our India people as a percentage of total Company billable days for 2006 of 55% compared to 2005 of 53%. Our GDD methodology continues to be important to our clients’ success. This proprietary methodology allows us to provide high-quality, cost effective solutions under accelerated project schedules. By engaging India’s highly skilled technology specialists, we can provide services at lower total costs as well as offer a continuous delivery capability resulting from time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services.

Our full year net income was $3.1 million in 2006 compared to $26.4 million in 2005. Our operating margin for 2006 was (1%) compared to 7% in 2005. The year-over-year decline in our operating margin is primarily due to additional costs of $8.1 million in 2006 related to our stock-based compensation review and restatement as well as an incremental $3.8 million in stock-based compensation related to a full year of restricted stock unit stock-based compensation in addition the implementation of SFAS No. 123R which resulted in $6.1 million stock-based compensation previously not recorded in the income statement. For 2006, our utilization rate increased to 75%, compared to 74% for 2005. Included in our full year net income for 2005 is a one time benefit of $4.3 million, related to the release of the valuation allowance related to deferred tax assets in Germany, while 2006 includes the one time net gain of $4.8 million on the sale of our investment in HWT a majority-owned, fully consolidated subsidiary.

We have observed the current market trend where pricing is based on market competitiveness and beginning in 2005, we have implemented a new going-to-market strategy which requires us to focus on decreasing general and administrative (“G&A”) costs as a percentage of revenue. During 2006 we continued progress on our strategic initiative of reengineering our G&A functions. In conjunction with streamlining G&A processes, we have transferred a number of support activities to India. These activities principally relate to finance, human resources, and some of our internal IT functions. As such, we recorded a $300,000 restructuring charge during 2005 and a charge of $1.9 million during 2006.

On June 1, 2005, we purchased Business Information Solutions, LLC (“BIS”), a privately-held provider of SAP-related professional services, specializing in business intelligence solutions. We added forty-eight full-time BIS people. This acquisition allowed us to expand our services in business intelligence and in newer modules of SAP, specifically Business Information Warehouse, Strategic Enterprise Management, data analytics, NetWeaver, other “SAP New Dimension” products and energy specific solutions. In addition, the acquisition has allowed us to offer a much broader variety of value-added ERP integration, upgrade, and maintenance services related to the globally dominant SAP products and its Netweaver platform.

On January 3, 2006, we acquired Planning Group International, Inc. (“PGI”). Through this acquisition we enhanced our strengths in advertising, digital and direct marketing, brand development, data mining, customer acquisition and loyalty, paid search, and media planning and buying strategies and services. Additionally, we now can provide our clients a clear understanding of the effectiveness of their media spend using BridgeTrack®, a proprietary online marketing and analysis platform. We believe that our combination with PGI expanded our opportunities to help our clients exploit the possibilities created by the rapid evolution of media, advertising, and technology and derive measurable value from their marketing investments.

On May 2, 2006, we sold 100% of our investment in HWT, for which we received net cash proceeds of approximately $5.4 million. Net assets sold included cash of approximately $274,000. During Q1 2007, the Company received additional cash proceeds of approximately $530,000 related to holdback and escrow in accordance with the terms of the agreement. In addition, the Company could receive up to $4.0 million in earn-out payments over 2007 and 2008, which will be recorded when and if earned.

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

•	Revenue Recognition. We recognize revenue from the provision of professional services, digital marketing services and offline printing and production services arrangements with our clients when persuasive evidence of an arrangement exists, services or product have been provided to the customer, the fee is fixed or determinable and collectibility is reasonably assured. In instances where the customer, at its discretion, has the right to reject the services or product prior to final acceptance, revenue is deferred until such acceptance occurs.

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

Revenues from arrangements with multiple elements are allocated based on the fair value of the elements in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (“EITF No. 00-21”). For these arrangements, we evaluate all deliverables in the arrangement to determine whether they represent separate units of accounting. Fair value is determined based on reliable evidence of the fair value of each deliverable. Revenues are recognized in accordance with our accounting policies for the separate elements when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially under our control. This evaluation is performed at the inception of the arrangement and as each item in the arrangement is delivered. The evaluation involves significant judgments regarding the nature of the services and deliverables being provided, whether these services and deliverables can reasonably be divided into the separate units of accounting and the fair value of the separate elements determined.

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

Our marketing services help our clients optimize their cross platform marketing effectively to track behavior and improve conversion rates through data-driven analysis. These services are provided in exchange for monthly retainer fees and license fees and are recognized as the monthly services are provided.

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

•	Allowance for Doubtful Accounts. We recognize revenue for services when collection from the client is reasonably assured, and our fees are fixed or determinable. We establish billing terms at the time project deliverables and milestones are agreed. Our normal payment terms are thirty days from invoice date. Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled revenues. Amounts invoiced to clients in excess of revenue recognized are classified as deferred revenues. Our project delivery and business unit finance personnel continually monitor timely payments from our clients and assess any collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection and write-off experience, current trends, credit policy, detailed analysis of specific client situations and percentage of our accounts receivable by aging category. While such credit losses have historically been within our expectations and the allowances we established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

•	Stock-Based Compensation Expense. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results for the implementation of SFAS No. 123R. Under this method we recognize compensation expense for all share-based payments granted after January 1, 2006 and the portion of awards granted prior to January 1, 2006 but not yet vested as of January 1, 2006, in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS No. 123R’s adoption, we accounted for share-based payments under APB No. 25 and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price.

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

•	Accounting for Income Taxes. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, current and enacted tax legislation and other temporary differences between book and tax accounting, to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2001, 2002 and 2003, and uncertainty as to the extent and timing of profitability in future periods, we have recorded a valuation allowance of approximately $119.0 million as of December 31, 2006 relating to the deferred tax assets in the United States. Having assessed the ability to realize the deferred tax assets in certain foreign jurisdictions, we believe that future taxable income will be sufficient to realize the deferred tax benefit of the deferred tax assets in Canada, the United Kingdom, and Germany. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss in each jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income tax recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated FIN 48 and determined that there is no material impact of adopting this interpretation.

•	Valuation of Long-Lived Assets and Intangible Assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) long-lived assets are reviewed for impairment on a regular basis for the existence of facts and circumstances that may suggest that the carrying amount of an asset, or group of assets, may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated undiscounted future cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

•	Valuation of Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) requires, among other things, the discontinuance of goodwill amortization. The standard also includes provisions for the assessment of the useful lives of existing recognized intangible assets and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Factors we consider important which could trigger an impairment review include:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

•	identification of other impaired assets within a reporting unit;

•	disposition of a significant portion of an operating segment;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a decline in our market capitalization relative to net book value.

Determining whether a triggering event has occurred includes significant judgment from management.

The goodwill impairment test prescribed by SFAS No. 142 requires us to identify reporting units and to determine estimates of the fair value of our reporting units as of the date we test for impairment. The Company’s reporting units are consistent with the reportable segments identified in Note 20 of our consolidated financial statements. Assets and liabilities, including goodwill were allocated to reporting units based on factors such as specific identification and percentage of revenue. To conduct a goodwill impairment test, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. Management estimates the fair value of its’ reporting units using discounted cash flow valuation models. Those models require estimates of future revenue, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets and operating plans. We performed the annual assessment during the fourth quarter of 2006 and determined that goodwill was not impaired. We complete goodwill impairment analyses at least annually, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. Determining fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results.

•	Costs Incurred to Develop Computer Software for Internal Use. We account for costs incurred to develop computer software for internal use in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). As required by SOP 98-1, the Company capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred for internal use computer software during the preliminary project stage and through post-implementation stages of internal use computer software are expensed as incurred. The capitalization and ongoing assessment of recoverability of development cost requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

Capitalized software is included in property and equipment and is depreciated over its estimated life, which is typically three years.

•	Restructuring and Other Related Charges. We established exit plans for each of the restructuring activities which took place in 2001 and 2002 and accounted for these plans in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring) (“EITF No. 94-3”). These exit plans required that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sub-lease income. We review on a regular basis our sub-lease assumptions and lease buy-out assumptions. These estimates include lease buy-out costs, anticipated sublease rates, other terms and conditions in sub-lease contracts, and the timing of these sub-lease arrangements. If the rental markets continue to change, our lease buy-out, sub-lease and space requirement assumptions may not be accurate and it is possible that changes in these estimates could materially affect our financial condition and results of operations. Our sublease reserve is sensitive to the level of sublease rent anticipated and the timing of sublease commencement. If the estimated sublease dates were to be delayed by six months, based on our current estimates, we would potentially have to recognize an additional $900,000 in our statement of operations for restructuring and other related charges. A 10% reduction in our sublease rate would have resulted in an additional $800,000 of charges as of the end of 2006. If any future adjustments are required to the restructuring initiatives recorded under the provisions of EITF No. 94-3, such adjustments will be measured in accordance with EITF No. 94-3. SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS No. 146”) was effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 requires that a liability that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 supersedes the guidance in EITF No. 94-3. SFAS No. 146 includes a rebuttable presumption that if an entity has a history of providing similar termination benefits to employees, the benefit arrangement is presumed to be an ongoing benefit arrangement that should be accounted for under SFAS No. 112, Employers’ Accounting for Postemployment Benefits (SFAS No. 112”). SFAS No. 112 prescribes the accounting for the estimated cost of benefits, including severance benefits, provided by an employer to former or inactive employees after employment but before retirement. A liability is recognized when the severance amounts relate to prior services rendered, the payment of the amount is probable and the amount can be reasonably estimated. Since the second quarter of 2003, we have accounted for severance-related restructuring charges in accordance with SFAS No. 112 because we have a history of paying similar severance benefits since 2001.

•	Contingent Liabilities. We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $3.2 million and various administrative audits, each of which have arisen in the ordinary course of our business. We have an accrual at December 31, 2006 of approximately $800,000 related to certain of these items. We intend to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts we have previously accrued. Further, as noted in Item 3, the pending derivative actions do not assert a claim against the Company for specific monetary damages and, accordingly, the amounts described herein are exclusive of any potential future monetary damages that the company may incur as a result of the derivative actions. We record expense for legal services at the time such services are provided.

•	Accounting for Acquisitions. Our accounting for acquisitions involves significant judgments and estimates primarily, but not limited to: the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenues and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. The impact of prior or future acquisitions on our financial position or results of operations may be materially impacted by the change in or initial selection of assumptions and estimates. Additionally, under SFAS No. 142, we determine the fair value of the reporting unit, for purposes of the first step in our annual goodwill impairment test based on a discounted future cash flows approach. If prior or future acquisitions are not accretive to our results of operations as expected, or the fair value of a reporting unit declines dramatically, we may be required to complete the second step which requires significant judgments and estimates and which may result in material impairment charges in the period in which they are determined.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. Although the Company holds no ownership interest in the voting shares of Sapient S.p.A., the management team of Sapient S.p.A. is the exclusive licensee of Sapient’s intellectual property in Italy, and we are entitled to a royalty equal to 2% of the annual revenue of Sapient S.p.A. beginning July 2, 2005. We previously had an option to purchase 100% of the ownership of Sapient S.p.A., from 2007 through 2010; however this option terminated during 2006. We do not have any other arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Discontinued Operations

On May 2, 2006, the Company sold 100% of its investment in HWT, the Company’s majority-owned, fully consolidated subsidiary, for which we received net cash proceeds of approximately $5.4 million. Net assets sold included cash of approximately $274,000. The Company has recorded a receivable for $1.2 million related to the holdback and escrow payments, which is recorded in prepaid expenses and other current assets on the Company’s consolidated balance sheet at December 31, 2006, and has recorded a payable of $213,000 in other current liabilities, representing the portion of the escrow and holdback that is due to minority shareholders. During 2007, the Company received additional cash proceeds of approximately $530,000 related to holdback and escrow in accordance with the terms of the agreement. In addition, the Company could receive up to $4.0 million in earn-out payments over 2007 and 2008, which will be recorded when and if earned. The Company has reflected HWT’s historical results as discontinued operations in the consolidated financial statements for all periods. The sale of HWT resulted in a net gain on disposal (after tax) of $4.8 million. Gross revenues for HWT were $1.3 million, $6.0 million and $5.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Income (loss) of the discontinued operation was approximately ($433,000), $961,000 and $665,000 for the year-ended December 31, 2006, 2005 and 2004, respectively. The gross revenue and net income (loss) figures noted above for HWT for the year ended December 31, 2006 only include amounts recorded through April 30, 2006, as HWT was disposed of on May 2, 2006. Our financial statements and all financial information included in this report for 2006 and prior periods reflect the results of operations for HWT as a single line item listed as “Income (loss) from discontinued operations.”

Equity Investments

As of December 31, 2006, we have no equity investments.

Related Party Transactions

In October of 2006, in connection with his resignation, Jerry A. Greenberg and Sapient Corporation (the “Company”) entered into a consulting agreement pursuant to which Mr. Greenberg may provide consulting services to the Company in respect of long-term strategic planning, ongoing client relations and general business development. The consulting agreement is effective as of October 16, 2006, has an initial term of one year and may be terminated by either party upon written notice. The amount earned under this arrangement as of December 31, 2006 was $70,148 of which $57,923 was paid and $12,225 was payable as of December 31, 2006.

Results of Operations

The following table sets forth the percentage of service revenues of items included in our consolidated statements of operations:

	Year Ended December 31,
	2006	2005	2004
		As Restated	As Restated

Revenues:
Service revenues	100%	100%	100%
Reimbursable expenses	4%	4%	5%

Total gross revenues	104%	104%	105%
Operating expenses:
Project personnel expenses	67%	60%	54%
Reimbursable expenses	4%	4%	5%

Total project personnel expenses and reimbursable expenses	71%	64%	59%
Selling and marketing expenses	6%	4%	6%
General and administrative expenses	27%	27%	27%
Restructuring and other related charges	0%	2%	1%
Amortization of intangible assets	1%	0%	0%

Total operating expenses	105%	98%	93%

(Loss) income from operations	(1)%	7%	12%
Other income, net	0%	0%	0%
Interest income	1%	1%	1%

Income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	1%	8%	13%
Provision for (benefit from) income taxes:
Provision for income taxes	1%	1%	1%
Benefit from release of valuation allowance	0%	(1)%	0%

Provision for (benefit from) income taxes	1%	0%	1%

Income from continuing operations before discontinued operations and cumulative effect of accounting change	0%	8%	12%
(Loss) income from discontinued operations	0%	0%	0%
Gain on disposal of discontinued operations	1%	0%	0%

Income before cumulative effect of accounting change	1%	8%	13%
Cumulative effect of accounting change	0%	0%	0%

Net income	1%	8%	13%

Years Ended December 31, 2006 and 2005

Service Revenues

Our service revenues for 2006 and 2005 were as follows:

	Year Ended
	December 31,	December 31,		Percentage
	2006	2005	Increase	Increase
		As Restated
	(In thousands, except percentages)

Service revenues	$405,582	$313,556	$92,026	29%

The year-over-year increase in our service revenues is primarily due to the continued strong growth in our North America Commercial business segment. The year-over-year increase attributable to our North American Commercial business segments was $59.7 million. In addition, North America Commercial includes a full twelve months of revenue related to its 2005 acquisition of BIS, whereas only seven months are included in 2005, as BIS was acquired on June 1, 2005. The revenue increase in our European business units of $12.0 million was offset by a decrease in our Government Services revenue of $8.6 million. Total additional revenue as a result of our PGI acquisition was approximately $28.9 million. The effects of foreign currency exchange rates accounted for 1 percentage point of the increase in service revenues in 2006 as compared to 2005. Our recurring revenues decreased to 33% of our service revenues in 2006 from 35% in 2005. Recurring revenues are revenue commitments of a year or more in which the client has committed spending levels to us or chosen us as an exclusive provider of certain services.

In 2006, our five largest clients accounted for approximately 25% of our revenues in the aggregate; one client accounted for 10% of such revenues and no other client accounted for more than 5% of such revenues. In 2005, our five largest clients accounted for approximately 26% of our revenues in the aggregate; one client accounted for more than 10% of such revenues.

Project Personnel Expenses

Project personnel expenses consist principally of salaries and employee benefits for personnel dedicated to client projects, independent contractors and direct expenses incurred to complete projects that were not reimbursed by the client. These expenses represent the most significant costs we incur in providing our services.

	Year Ended
	December 31,	December 31,		Percentage
	2006	2005	Increase	Increase
		As Restated
	(In thousands, except percentages)

Project personnel expenses	$270,213	$187,082	$83,131	44%

Project personnel expenses as a percentage of service revenues	67%	60%	7

The increase in project personnel expenses was due to the increase in the number of delivery people worldwide in 2006 compared to 2005, coupled with an increase of $4.8 million in stock-based compensation expense which was primarily a result of the adoption of SFAS No. 123R on January 1, 2006 and a full year of expense related to restricted stock units. Additionally, we experienced increased usage of third-party consultants and travel expenses during 2006 as compared to 2005. We ended 2006 with 4,223 delivery people, of which 2,697 were India-based, compared to 2,495 delivery people, of which 1,354 were India-based, at the end of 2005.

Gross profit (service revenues less project personnel expenses) as a percentage of service revenues for 2006 was 33% compared to 40% in 2005. The decrease was due to the increased usage of third-party consultants, increased travel expenses, and to a lesser extent, the acquisition of PGI during 2006, which has higher project personnel expenses as a percentage of service revenues.

Selling and Marketing Expenses

Selling and marketing expenses consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses.

	Year Ended
	December 31,	December 31,		Percentage
	2006	2005	Increase	Increase
		As Restated
	(In thousands, except percentages)

Selling and marketing expenses	$24,025	$13,718	$10,307	75%

Selling and marketing expenses as a percentage of service revenues	6%	4%	2

The year-over-year increase in selling and marketing expenses in absolute dollars is due to the inclusion of salaries and benefits of certain delivery personnel who focused on sales pursuits during the first quarter of 2006, an increase of approximately $2.7 million of stock-based compensation which was primarily a result of the adoption of SFAS No. 123R and a full year of compensation expense related to restricted stock units, and an increase in bonus expense and commissions. The number of selling and marketing personnel increased to 68 people at the end of 2006 compared to 57 people at the end of 2005.

General and Administrative Expenses

General and administrative expenses relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses.

	Year Ended
	December 31,	December 31,		Percentage
	2006	2005	Increase	Increase
		As Restated
	(In thousands, except percentages)

General and administrative expenses	$109,022	$84,725	$24,297	29%

General and administrative expenses as a percentage of service revenues	27%	27%	—

General and administrative expenses increased in absolute dollars for 2006 compared to 2005. The increase was due to the increased salaries and employee benefits associated with increased headcount to support our worldwide growth in revenues and billable headcount, $8.1 million in stock-based compensation review and restatement expenses, and an increase of approximately $2.8 million of stock-based compensation which was primarily a result of the adoption of SFAS No. 123R and a full year of compensation expense related to restricted stock units. Additionally, depreciation expense increased by $3.6 million, primarily as a result of our expansion in India. The number of general and administrative personnel increased to 661 at the end of 2006, of which 439 were India based, compared to 465 at the end of 2005, 233 of which were India based. The additions in 2006, were primarily in finance, hiring and administrative groups.

Our general and administrative expenses include a foreign currency translation gain of approximately $244,000 in 2006, compared to a foreign currency translation loss of approximately $1.3 million in 2005. These gains and losses were related to intercompany foreign currency translations that were of a short-term nature.

Restructuring and Other Related Charges

During 2006, we recorded restructuring and other related charges of approximately $1.9 million, of which $572,000 related to the 2006 restructure event, $430,000 related to the 2005 restructure event and $910,000 related to the 2001, 2002 and 2003 restructure events.

2006 — Restructure Event

During the first quarter of 2006, we initiated a restructuring plan in the United Kingdom to better position ourselves to capitalize on market opportunities. As a result, 28 employees were terminated and we recorded $572,000 in restructuring and other related charges for severance and termination benefits in the first half of 2006 in accordance with SFAS Statement No. 112, Employers’ Accounting for Postemployment Benefits. These charges were recorded in the United Kingdom segment in our Results by Operating Segment. We paid the entire liability during 2006.

Workforce
(In thousands)

2006 Provision	$572
Cash Utilized	(572)

Balance at December 31, 2006	$—

2005 — Restructure Event

During the fourth quarter of 2005, we initiated a restructuring plan to streamline general and administrative (“G&A”) activities. This initiative included the transfer of certain finance, human resources, and internal IT functions to India. As of December 31, 2006, this initiative resulted in the reduction of 21 employees and charges of approximately $430,000 during 2006 and $300,000 during 2005 to restructuring and other related charges for severance, termination benefits and stay-bonuses in accordance with SFAS No. 112, and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges were not recorded to a segment because it impacted an area of the business that supports all business units, but is included in ‘Reconciling items’ in the Results by Operating Segment. The severance accrual is included in the consolidated balance sheet in “Accrued restructuring costs, current portion”. We paid approximately $505,000 through the end of 2006 and paid the remainder during the first two quarters of 2007.

Workforce
(In thousands)

2005 Provision	$300

Balance at December 31, 2005	$300

2006 provision	430
Cash Utilized	(505)

Balance at December 31, 2006	$225

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

During 2006, we recorded restructuring and other related charges of approximately $910,000, of which, $465,000 related to an increase in operating expense assumptions associated with the our previously restructured facilities. The remaining $445,000 was primarily due to a decrease in estimated sublease income resulting from changes in market leasing conditions on previously restructured facilities. During 2005, we recorded restructuring charges of approximately $6.1 million, primarily due to a decrease in estimated sublease income resulting from changes in market leasing conditions on previously restructured facilities. We have not finalized sublease agreements for all leases and are currently involved in negotiations to sublease the vacant spaces.

	Workforce	Facilities	Total
	(In thousands)

Balance at December 31, 2004	$11	$26,122	$26,133

2005 (reversals) provision	(11)	6,074	6,063
Cash Utilized	—	(9,421)	(9,421)
Non-cash Utilized	—	(1,500)	(1,500)

Balance at December 31, 2005	$—	$21,275	$21,275

2006 (reversals) provision	—	910	910
Cash Utilized	—	(6,630)	(6,630)
Non-cash Utilized	—	(172)	(172)

Balance at December 31, 2006	—	$15,383	$15,383

The total remaining accrued restructuring costs for all events are $15.6 million at December 31, 2006, of which the cash portion is $15.5 million. The net cash outlay over the next 12-month period is expected to be $3.9 million and the remainder will be paid through 2011.

These restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sub-lease income. Our sub-lease assumptions include anticipated rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. These estimates and assumptions are monitored on a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the future, resulting in additional adjustments and these adjustments could be material.

Amortization of Intangible Assets

During 2006, amortization of intangible assets consisted primarily of: non-compete and non-solicitation agreements, customer list and backlog related to the 2006 PGI acquisition, SAP license agreement and customer list relating to the 2005 BIS acquisition, and customer contracts and developed technology resulting from prior acquisitions. During 2005, amortization of intangible assets consisted primarily of amortization of customer contracts and developed technology resulting from prior acquisitions and investments in consolidated subsidiaries. Amortization expense related to intangible assets was $3.6 million for 2006 and $1.1 million for 2005. Amortization expense related to intangible assets is expected to be approximately $2.0 million, $1.9 million, $1.8 million, $788,000, and $363,000 for the years ending December 31, 2007, 2008, 2009, 2010 and 2011, respectively.

Interest and Other Income

Interest and other income is derived primarily from investments in U.S. government securities, corporate debt securities, commercial paper, time deposits, money market funds and insurance proceeds.

	Year Ended
	December 31,	December 31,		Percentage
	2006	2005	Increase	Increase
		As Restated
	(In thousands, except percentages)

Interest and other income	$6,167	$4,273	$1,894	44%

Interest and other income for 2006 included approximately $1.9 million of insurance proceeds. Included in these amounts are business interruption proceeds of approximately $394,000 in the first quarter of 2006 and $283,000 in the second quarter of 2006. These amounts were received in connection with a fire that occurred in our Gurgaon, India office during the first quarter of 2005. The fire did not have a material effect on our business or in our ability to serve our clients. The remainder of the insurance proceeds were related to an employee matter that was settled during 2006. Interest income increased slightly from 2005 to 2006.

Provision (Benefit) for Income Taxes

We have deferred tax assets that have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses incurred from 2001 through 2003, and uncertainty as to the extent, and timing of profitability in future periods; in the United States, we have continued to record a valuation allowance against our deferred tax assets of $119.0 million, at December 31, 2006 and $117.2 million at December 31, 2005. For the years ended December 31, 2006 and 2005, we recorded an income tax provision (benefit) of approximately $4.4 million and ($612,000) respectively. Our income tax provision is primarily related to foreign, federal alternative minimum tax and state tax obligations. As of December 31, 2006, and reflected in the tax provision, is a deferred tax liability of approximately $1.0 million that has been recorded as a result of the goodwill acquired in connection with the BIS and PGI acquisition. See Note 4.

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

Prior to the first quarter of 2006 the Company did allocate certain selling, marketing and general and administrative expenses, managed within the unit to its business units in the United Kingdom, Germany and Canada, but the Company had not allocated these expenses to the business units in the United States. Beginning in the first quarter of 2006, the Company does not allocate certain marketing and general and administrative expenses to its NAC, United Kingdom, Germany and Experience Marketing business unit segments because these activities are managed separately from the business units. The Company allocates certain marketing and general and administrative expenses to its Government Services business unit as these activities are managed within the business unit. Quarterly results for operating segments for 2005 have been restated to reflect these changes. The Company did not allocate the costs associated with its restructure events before 2006 across all operating segments for internal measurement purposes, given that the substantial majority of the restructuring costs were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. We did allocate the workforce reduction costs associated with the United Kingdom’s 2006 restructuring plan due to the specific identification of the terminated employees to their respective business unit. Asset information by operating segment is not reported to or reviewed by the chief operating decision makers and, therefore, the Company has not disclosed asset information for each operating segment.

The tables below present the service revenues and operating income attributable to these operating segments for the periods presented.

Service Revenues	2006	2005
		As Restated
	(In thousands)

North America Commercial	$254,112	$194,372
Government Services	15,952	24,558
Experience Marketing(1)	28,877	—
United Kingdom	72,771	65,695
Germany	33,870	28,931

Total Service Revenues	$405,582	$313,556

(1)	Acquired January 3, 2006, see Note 4, “Acquisitions.”

Operating Income From Continuing Operations	2006	2005
		As Restated
	(In thousands)

North America Commercial(1)	$74,343	$71,840
Government Services(1)	2,993	11,404
Experience Marketing(1)	90	—
United Kingdom(1)	18,196	15,443
Germany(1)	11,341	13,367

Total Reportable Segments(1)	106,963	112,054
Less Reconciling Items(2)	(103,950)	(87,228)

Consolidated Income from Continuing Operations before Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change	$3,013	$24,826

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income in order to arrive at consolidated income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change include the following:

	2006	2005
		As Restated
	(In thousands)

Centrally managed functions	$77,461	$79,564
Restructuring and other related charges	1,912	6,374
Amortization of intangible assets	3,564	1,104
Stock-based compensation	12,410	2,058
Interest and other income, net	(6,167)	(4,273)
Unallocated expenses(3)	14,770	2,401

	$103,950	$87,228

(3)	Includes corporate portion of both selling and marketing and general and administrative expenses.

Service Revenues by Operating Segments

Consolidated service revenues for 2006, compared to 2005, increased 29% in both U.S. dollars and in local currency terms. With the exception of the Experience Marketing segment, which was created in 2006, all of the reportable operating segments recorded increased service revenues during this period except for Government Services. The increase in our North America Commercial, United Kingdom, and Germany business units for 2006 compared to 2005, was primarily due to continued demand from new and existing clients coupled with the acquisition of BIS in the North America Commercial business unit. The Experience Marketing segment became a standalone segment in 2006. Our Government Services business unit service revenue decreased for 2006 compared to 2005, due to a general slowing in the signing of new business.

Operating Income by Operating Segments

All of our reportable segments had profitable operating results for 2006. Operating income for our North America Commercial and United Kingdom operating segments increased slightly during 2006, compared to 2005, primarily due to sustained revenue growth from new and existing clients. Our Government Services and Germany operating segments did not have improved operating results for 2006 compared to 2005. Lower operating results in Government Services and Germany are primarily due to a decrease in average utilization rates resulting from lower than expected service revenues.

Years Ended December 31, 2005 and 2004

Service Revenues

Our service revenues for 2005 and 2004 were as follows:

	Year Ended
	December 31,	December 31,		Percentage
	2005	2004	Increase	Increase
	As Restated	As Restated
	(In thousands, except percentages)

Service revenues	$313,556	$248,154	$65,402	26%

The year-over-year increase in our service revenues is primarily due to the continued strong growth in our North America Commercial (“NAC”) business segments. The year-over-year increase attributable to our North America Commercial business segments was $59.7 million. Continued demand from new and existing clients, the renegotiation of our contract with Sprint to include a 5-year term in our NAC business unit during the fourth quarter of 2004, and two large long-term engagements signed during 2005 in our NAC business unit, coupled with the acquisition of BIS helped drive continued service revenue growth in our NAC business segments. Revenue related to our non-U.S business units increased only slightly year-over-year primarily attributable to slowed revenue growth related to service agreements associated with our United Kingdom business unit and a decrease in revenue related to our Germany business unit primarily due to a decrease in revenue related to our energy service clients. Total additional revenue as a result of our BIS acquisition was approximately $13.0 million. The effects of foreign currency exchange rates accounted for 1 percentage point of the increase in service revenues in 2005 as compared to 2004. Our recurring revenues increased to 35% of our service revenues in 2005 from 26% in 2004. Recurring revenues are revenue commitments of a year or more in which the client has committed spending levels to us or chosen us as an exclusive provider of certain services.

In 2005, our five largest clients accounted for approximately 26% of our revenues in the aggregate; one client accounted for more than 10% of such revenues and no other client accounted for more than 5% of such revenues. In 2004, our five largest clients accounted for approximately 24% of our revenues in the aggregate; no client accounted for more than 10% of such revenues and two clients accounted for more than 5% of such revenues.

Project Personnel Expenses

	Year Ended
	December 31,	December 31,		Percentage
	2005	2004	Increase	Increase
	As Restated	As Restated
	(In thousands, except percentages)

Project personnel expenses	$187,082	$134,994	$52,088	39%

Project personnel expenses as a percentage of service revenues	60%	54%	6

The increase in project personnel expenses was due to the increase in the number of delivery people worldwide in 2005 compared to 2004, coupled with an increase in the 2005 bonus expense compared to 2004. We ended 2005 with 2,495 delivery people, of which 1,354 were India based compared to 1,898 delivery people, of which 1,050 were India based, at the end of 2004.

Gross profit (service revenues less project personnel expenses) as a percentage of revenues before reimbursements for 2005 were 40% compared to 46% in 2004. The decrease in the gross profit was primarily due to a decrease in our utilization rate to 74% for 2005, compared to 76% for 2004. The decrease in our 2005 utilization rate compared to 2004 is primarily due to the increase in the number of delivery people in 2005 compared to 2004 in anticipation of 2006 revenue growth.

Selling and Marketing Expenses

	Year Ended
	December 31,	December 31,		Percentage
	2005	2004	Decrease	Decrease
	As Restated	As Restated
	(In thousands, except percentages)

Selling and marketing expenses	$13,718	$13,926	$(208)	(1)%

Selling and marketing expenses as a percentage of service revenues	4%	6%	(2)

Selling and marketing expenses decreased in absolute dollars for 2005 compared to 2004, primarily due to a decrease in compensation expenses as a result of the re-assignment of some of our higher paid sales people to delivery due to internal growth initiatives. In addition, commission expense decreased as a result of the slowing of new business signing related to our non-U.S. business units. This decrease was offset by an increase in travel expenses as we continue to focus on recurring revenue engagements, which leverage our existing client relationships. The decrease as a percentage of service revenues is primarily due to our higher revenue base during 2005 compared to 2004. The number of selling and marketing personnel increased to 57 people at the end of 2005 compared to 45 people at the end of 2004.

General and Administrative Expenses

	Year Ended
	December 31,	December 31,		Percentage
	2005	2004	Increase	Increase
	As Restated	As Restated
	(In thousands, except percentages)

General and administrative expenses	$84,725	$67,179	$17,546	26%

General and administrative expenses as a percentage of service revenues	27%	27%	0

General and administrative expenses increased in absolute dollars for 2005 compared to 2004. The increase was primarily due to increased salaries and employee benefits associated with increased headcount to support our worldwide growth in revenues and billable head count. The number of general and administrative personnel increased to 465 at the end of 2005, compared to 371 at the end of 2004, primarily in finance, hiring and administrative groups.

Our general and administrative expenses include a foreign currency translation loss of approximately $1.3 million in 2005, compared to a foreign currency translation loss of approximately $54,000 in 2004. These losses were primarily related to intercompany foreign currency translations that were of a short-term nature.

Restructuring and Other Related Charges

2005 — Restructure Event

During the fourth quarter of 2005, we initiated a restructuring plan to streamline general and administrative (“G&A”) activities. This initiative included the transfer of a number of finance, human resources, and internal IT functions to India. As of December 31, 2005, this initiative resulted in the reduction of 21 employees and charges of approximately $300,000 during 2005 to restructuring and other related charges, related to severance, termination benefits and stay-bonuses in accordance with SFAS No. 112, and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The charge was not recorded to a segment because it impacted an area of the business that supports all business units, but is included in ’Reconciling items’ in the Results by Operating Segment. The severance accrual is included in the consolidated balance sheet in “Accrued restructuring costs, current portion”.

Workforce
(In thousands)

2005 Provision	$300

Balance at December 31, 2005	$300

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

During 2005 and 2004, we recorded restructuring charges of approximately $6.1 million and $1.5 million, respectively, primarily due to a decrease in estimated sublease income resulting from changes in market leasing conditions on previously restructured facilities. We have not finalized sublease agreements for all leases and is currently involved in negotiations to sublease the vacant spaces. No employees were terminated in connection with these restructuring charges.

	Workforce	Facilities	Total
	(In thousands)

Balance at December 31, 2003	$242	$40,691	$40,933
2004 (reversals) provision	(182)	1,728	1,546
Cash Utilized	(49)	(13,939)	(13,988)
Non-cash Utilized	—	(2,358)	(2,358)

Balance at December 31, 2004	$11	$26,122	$26,133

2005 (reversals) provision	(11)	6,074	6,063
Cash Utilized	—	(9,421)	(9,421)
Non-cash Utilized	—	(1,500)	(1,500)

Balance at December 31, 2005	$—	$21,275	$21,275

The total remaining accrued restructuring costs for all events were $21.6 million at December 31, 2005, of which the cash portion is $21.3 million.

Amortization of Intangible Assets

During 2005, amortization of intangible assets consisted primarily of: SAP license agreement and customer list relating to the 2005 BIS acquisition, and customer contracts and developed technology resulting from prior acquisitions. During 2004, amortization of intangible assets consisted primarily of amortization of customer contracts and developed technology resulting from prior acquisitions and investments in consolidated subsidiaries. Amortization expense related to intangible assets was $1.1 million for 2005 and $515,000 for 2004.

Interest and Other Income

Interest and other income is derived primarily from investments in U.S. government securities, corporate debt securities, commercial paper, time deposits, money market funds and insurance proceeds.

	Year Ended
	December 31,	December 31,		Percentage
	2005	2004	Increase	Increase
	As Restated	As Restated
	(In thousands, except percentages)

Interest and other income	$4,273	$3,076	$1,197	39%

Interest income increased due to higher prevailing interest rates and higher cash balances in 2005 compared to 2004.

Provision (Benefit) for Income Taxes

We have deferred tax assets that have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses incurred from 2001 through 2003, and uncertainty as to the extent, and timing of profitability in future periods, at December 31, 2005 we have continued to record a valuation allowance against our deferred tax assets in the United States of $117.2 million. In 2005, the Company concluded that Germany’s deferred taxes would be realized in the foreseeable future and as such released the full valuation allowance resulting in an income statement benefit of $4.3 million at the end of December 31, 2005. For the years ended December 31, 2005 and 2004, we recorded an income tax provision (benefit) of approximately $612,000 and $2.4 million, respectively. Excluding the benefit from the reversal of the $4.3 million and $635,000 foreign valuation allowances in 2005 and 2004, respectively, our income tax provision is primarily related to foreign, federal alternative minimum tax and state tax obligations. As of December 31, 2005, and reflected in the tax provision, is a deferred tax liability of approximately $188,000 that has been recorded as a result of the goodwill acquired in connection with the BIS acquisition. See Note 4 of the Consolidated Financial Statements.

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

The tables below present the service revenues and operating income attributable to our operating segments for the periods presented.

Service Revenues	2005	2004
	As Restated	As Restated
	(In thousands)

North America Commercial	$194,372	$136,498
Government Services	24,558	15,797
United Kingdom	65,695	63,770
Germany	28,931	32,089

Total Service Revenues	$313,556	$248,154

Operating Income From Continuing Operations	2005	2004
	As Restated	As Restated
	(In thousands)

North America Commercial(1)	$71,840	$51,614
Government Services(1)	11,404	5,850
United Kingdom(1)	15,443	6,418
Germany(1)	13,367	6,835

Total Reportable Segments(1)	112,054	70,717
Less Reconciling Items(2)	(87,228)	(37,647)

Consolidated Income from Continuing Operations before Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change	$24,826	$33,070

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income in order to arrive at consolidated income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change include the following:

	2005	2004
	As Restated	As Restated
	(In thousands)

Centrally managed functions	$79,564	$35,502
Restructuring and other related charges	6,374	1,546
Amortization of intangible assets	1,104	515
Stock-based compensation	2,058	3,168
Interest and other income, net	(4,273)	(3,076)
Unallocated expenses(3)	2,401	(8)

	$87,228	$37,647

(3)	Includes corporate portion of both selling and marketing and general and administrative expenses.

Service Revenues by Operating Segments

Consolidated service revenues for 2005, compared to 2004, increased 26% in U.S. dollars and 25% in local currency terms. Three out of four reportable operating segments recorded increased service revenues during this period. The increase in our North America Commercial business unit for 2005 compared to 2004, was primarily due to continued demand from clients in the financial and energy industries and two large long-term engagements signed during 2005, coupled with the acquisition of BIS and continued demand from new and existing clients in the technology and communications industries. In addition, we renegotiated our agreement with Sprint into a longer term, multi-year, contract. The increase in our Government Services business unit service revenues for 2005 compared to 2004, was due to increased demand from our government clients. Our United Kingdom business unit service revenue increased slightly for 2005 compared to 2004, primarily due to growth in demand in the financial services and telecommunications industries offset by a year-over-year decline in revenue related to a service agreement in the United Kingdom. Our Germany business units’ service revenue decreased for 2005 compared to 2004, due to a general slowing in the signing of new business.

Operating Income by Operating Segments

All of our reportable segments had profitable operating results for 2005. Operating income for our U.S. operating segments increased significantly during 2005, compared to 2004, primarily due to sustained revenue growth from new and existing clients. Our United Kingdom and Germany operating segments did not have improved operating results for 2005 compared to 2004. Lower operating results in the United Kingdom and Germany are primarily due to a decrease in average utilization rates resulting from lower than expected service revenues.

Liquidity and Capital Resources

During 2006 and 2005 we funded our operations from cash flows generated from operations. We invest our excess cash predominantly in instruments that are highly liquid, investment grade securities. At December 31, 2006, we had approximately $128.8 million in cash, cash equivalents, restricted cash and marketable investments, compared to $157.8 million at December 31, 2005. This decrease was primarily due to cash paid of $27.7 million in connection with acquisitions and cash paid of $18.1 million throughout the year to repurchase common stock offset by cash flow from operation of $18.2 million.

We have deposited approximately $1.9 million with various banks as collateral for letters of credit and performance bonds, and have classified this cash as restricted on our consolidated balance sheet at December 31, 2006.

At December 31, 2006, we had the following contractual obligations:

	Payments Due By Period
	Less Than	1 - 3	3 - 5	More Than
	One Year	Years	Years	5 Years	Total
	(In thousands)

Operating leases	$7,515	$12,232	$7,852	$4,100	$31,699
Cash outlays for restructuring and other related activities(1)	3,576	8,621	7,500	—	19,697
Purchase obligations(2)	597	661	—	—	1,258

Total	$11,688	$21,514	$15,352	$4,100	$52,654

(1)	Cash outlays for restructuring and other related activities include minimum future lease and related payments for excess facilities, net of estimated sublease income of $9.9 million under existing arrangements, excluding expected sublease arrangements of approximately $7.9 million.

(2)	Purchase obligations represent minimum commitments due to third parties, including subcontractor agreements, telecommunication contracts, IT maintenance contracts in support of internal use software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties, have been excluded. Amounts presented also exclude accounts payable and accrued expenses at December 31, 2006.

Cash provided by operating activities was $18.2 million for 2006, primarily attributable to net income of $3.1 million, adjusted for an increase in accrued compensation of $5.9 million and accrued expenses of $20.1 million and net non-cash charges of $28.4 million, including $13.6 million of depreciation and amortization, $12.4 million of stock-based compensation, and $1.8 million in provision for bad debt allowance, off-set by increases in our accounts receivable of $7.0 million and our unbilled revenues of $16.1 million and decrease in our accrued restructuring cost of $5.7 million. Days sales outstanding (“DSO”) is calculated based on actual total revenue for the three months ended December 31, 2006 and 2005 and accounts receivable, net, adjusted for unbilled revenues on contracts and deferred revenues on contract balances as of December 31, 2006 and 2005. Our DSO for accounts receivable, net decreased from 71 days for 2005 to 70 days for 2006.

Cash used in investing activities was $1.9 million for 2006. This was due primarily to the net cash paid for the PGI acquisition of approximately $25.9 million and $1.0 million paid to the former owners of BIS, capital expenditures of $14.3 million, offset by $35.1 million of net purchase and sale of marketable securities. Our capital expenditures for 2006 included approximately $2.5 million, primarily related to our human resource management system.

Cash used in financing activities was $12.7 million in 2006, as $18.1 million of stock repurchases was offset by $5.5 million of cash proceeds provided from the sale of common stock through our employee stock purchase plan and the exercise of stock options.

On January 3, 2006, the Company purchased Planning Group International, Inc (“PGI”), a privately held company, which specializes in online, offline and multi-channel marketing strategies and programs. Consideration for the acquisition totaled $35.6 million, including transaction costs of $600,000. The consideration consisted of approximately $29.2 million in cash paid at closing, the issuance of 1,306,908 shares of common stock valued at $5.9 million, and additional payments made to PGI shareholders of $1.6 million during January 2006. The $5.9 million of common stock consideration related to the issuance of 1,306,908 shares of common stock.

We believe that our existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet our working capital and capital expenditure requirements and expected cash outlay for our previously recorded restructuring activities for at least the next 12 months.

New Accounting Pronouncements

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income tax recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the SEC issued SAB No. 108, Considering the Effect of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for companies with fiscal years ending after November 15, 2006 and was adopted in the year ending December 31, 2006. The adoption of SAB No. 108 did not have a material impact on our financial position or results of operations.

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

We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments. At December 31, 2006, our exposure to market risk relates primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of fixed income securities. We invest only with high credit quality issuers and we do not currently use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material adverse impact on the fair value of our investment portfolio.

The net consideration in connection with our BIS acquisition in June 2005 included the issuance of 409,357 shares of common stock, of which 313,943 shares carry an embedded put and call option feature. The put feature could require us to purchase up to 224,469 of the issued shares for an aggregate price of approximately $480,000 as of December 31, 2006. During 2006, the put feature related to 89,474 shares expired. As the potential redemption is outside of our control, the potential future cash obligation associated with the put option has been classified outside of permanent equity in the accompanying consolidated balance sheets. The put option expires on June 1, 2008. As of December 31, 2006, 224,469 shares are subject to the put option feature. See Note 4 of the Consolidated Financial Statements.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates, because a significant portion of our revenues, expenses, assets, and liabilities are denominated in currencies other than the U.S. dollar, primarily the British pound, the Euro, the Indian rupee and the Canadian dollar. These exposures may change over time as business practices evolve. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

For a discussion of the risks we face as a result of foreign currency fluctuations, please see “Risk Factors” in Part I, Item 1A and — “Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.”

Item 8.	Financial Statements and Supplementary Data

SAPIENT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Sapient Corporation:

We have completed integrated audits of Sapient Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sapient Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2005 and 2004 consolidated financial statements.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Sapient Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of not maintaining an effective control environment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The Company did not maintain an effective control environment as they did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with their financial reporting requirements. This control deficiency could result in a misstatement of the Company’s financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. This control deficiency could also impede the Company’s ability to complete their financial reporting process and prepare financial statements on a timely basis. Accordingly, the Company has concluded that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Sapient Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Sapient Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
June 12, 2007

SAPIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
		As Restated
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$75,022	$69,948
Marketable securities	51,859	86,288
Restricted cash, current portion	551	319
Accounts receivable, less allowance for doubtful accounts of $2,573 and $887 at December 31, 2006 and 2005, respectively	75,402	60,016
Unbilled revenues	34,201	16,849
Deferred tax assets, current portion	815	112
Prepaid expenses	5,955	7,263
Other current assets	13,795	3,022

Total current assets	257,600	243,817
Restricted cash, net of current portion	1,338	1,217
Property and equipment, net	27,623	20,561
Purchased intangible assets, net	7,550	2,940
Goodwill	38,929	11,770
Deferred tax assets, net of current portion	5,085	5,030
Other assets	3,939	716

Total assets	$342,064	$286,051

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,818	$5,396
Accrued expenses	42,147	17,178
Accrued compensation	33,077	25,337
Accrued restructuring costs, current portion	3,867	6,565
Income taxes payable	4,921	4,093
Deferred tax liabilities, current portion	—	161
Deferred revenues, current portion	14,871	5,559

Total current liabilities	108,701	64,289
Accrued restructuring costs, net of current portion	11,741	15,010
Deferred revenues, net of current portion	865	1,154
Other long-term liabilities	5,780	3,507

Total liabilities	127,087	83,960
Commitments and contingencies (Note 15)	—	—
Redeemable common stock, par value $0.01 per share, 224,469 and 313,943 issued and outstanding at December 31, 2006 and 2005, respectively	480	671
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 authorized and none issued at December 31, 2006 and 2005	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 131,785,458 and 130,478,206 shares issued at December 31, 2006 and 2005, respectively	1,318	1,304
Additional paid-in capital	547,369	542,028
Treasury stock, at cost, 8,489,614 and 6,951,772 shares at December 31, 2006 and 2005, respectively	(30,673)	(18,601)
Deferred compensation	—	(11,927)
Accumulated other comprehensive income	5,782	1,051
Accumulated deficit	(309,299)	(312,435)

Total stockholders’ equity	214,497	201,420

Total liabilities, redeemable common stock and stockholders’ equity	$342,064	$286,051

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
		As Restated	As Restated
	(In thousands, except per share amounts)

Revenues:
Service revenues	$405,582	$313,556	$248,154
Reimbursable expenses	16,061	13,542	12,100

Total gross revenues	421,643	327,098	260,254

Operating expenses:
Project personnel expenses	270,213	187,082	134,994
Reimbursable expenses	16,061	13,542	12,100

Total project personnel expenses and reimbursable expenses	286,274	200,624	147,094
Selling and marketing expenses	24,025	13,718	13,926
General and administrative expenses	109,022	84,725	67,179
Restructuring and other related charges	1,912	6,374	1,546
Amortization of intangible assets	3,564	1,104	515

Total operating expenses	424,797	306,545	230,260

(Loss) income from operations	(3,154)	20,553	29,994
Other income, net	1,929	92	65
Interest income, net	4,238	4,181	3,011

Income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	3,013	24,826	33,070
Provision for (benefit from) income taxes:
Provision for income taxes	4,432	3,677	3,068
Benefit from release of valuation allowance	—	(4,289)	(635)

Provision for (benefit from) income taxes	4,432	(612)	2,433
(Loss) income from continuing operations before discontinued operations and cumulative effect of accounting change	(1,419)	25,438	30,637
(Loss) income from discontinued operations	(433)	961	665
Gain on disposal of discontinued operations (net of tax provision of $342)	4,834	—	—

Income before cumulative effect of accounting change	2,982	26,399	31,302
Cumulative effect of accounting change	154	—	—

Net income	$3,136	$26,399	$31,302

Basic (loss) income per share from continuing operations	$(0.01)	$0.20	$0.25

Diluted (loss) income per share from continuing operations	$(0.01)	$0.20	$0.24

Basic net income per share	$0.03	$0.21	$0.25

Diluted net income per share	$0.03	$0.20	$0.24

Weighted average common shares	123,692	124,725	123,040
Weighted average dilutive common share equivalents	—	5,034	5,591

Weighted average common shares and dilutive common share equivalents	123,692	129,759	128,631

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

								Accumulated
	Common		Additional					Other		Total
	Stock		Paid-In	Treasury Stock		Deferred	Comprehensive	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Compensation	Income	Income	Deficit	Equity
	(In thousands)

Balance at December 31, 2003, as reported	129,898	1,299	471,653	(7,818)	(9,118)	(594)		1,870	(312,698)	152,412
Cumulative effect of restatements	—	—	48,062	—	—	(3,701)		—	(57,438)	(13,077)

Balance at December 31, 2003, as restated	129,898	$1,299	$519,715	(7,818)	$(9,118)	$(4,295)		$1,870	$(370,136)	$139,335

Shares issued under stock option and purchase plans	580	5	5,961	1,535	1,792	—		—	—	7,758
Shares issued to non-employees	—	—	17	3	3	—		—	—	20
Restricted shares issued to employees	—	—	4	62	72	—		—	—	76
Stock-based compensation, as restated	—	—	(404)	—	—	3,420		—	—	3,016
Comprehensive income:
Net income, as restated	—	—	—	—	—	—	31,302	—	31,302	31,302
Other comprehensive income:
Currency translation adjustments	—	—	—	—	—	—	2,970	2,970	—	2,970
Net unrealized loss on investments	—	—	—	—	—	—	(753)	(753)	—	(753)

Total comprehensive income	—	—	—	—	—	—	$33,519	—	—	—

Balance at December 31, 2004, as restated	130,478	1,304	525,293	(6,218)	(7,251)	(875)		4,087	(338,834)	183,724

Shares issued under stock option and purchase plans	—	—	4,107	1,813	3,064	—		—	—	7,171
Issuance of restricted stock units, net	—	—	10,994	—	2,546	(13,540)		—	—	—
Vesting of restricted stock, net	—	—	(301)	54	20	281		—	—	—
Repurchase of common stock	—	—	—	(3,010)	(17,594)	—		—	—	(17,594)
Stock-based compensation, as restated	—	—	(152)	—	—	2,207		—	—	2,055
Tax benefits from employee stock plans	—	—	62	—	—	—		—	—	62
Issuance of common stock and redeemable common stock in connection with acquisition	—	—	2,025	409	614	—		—	—	2,639
Comprehensive income:
Net income, as restated	—	—	—	—	—	—	26,399	—	26,399	26,399
Other comprehensive income:
Currency translation adjustments	—	—	—	—	—	—	(3,261)	(3,261)	—	(3,261)
Net unrealized gain on investments	—	—	—	—	—	—	225	225	—	225

Total comprehensive income	—	—	—	—	—	—	$23,363	—	—	—

Balance at December 31, 2005, as restated	130,478	$1,304	$542,028	(6,952)	$(18,601)	$(11,927)		$1,051	$(312,435)	$201,420

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — (Continued)

								Accumulated
			Additional					Other		Total
	Common Stock		Paid-In	Treasury Stock		Deferred	Comprehensive	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Compensation	Income	Income	Deficit	Equity
	(In thousands)

Elimination of deferred compensation upon adoption of SFAS No. 123R	—	—	(11,927)	—	—	11,927		—	—	—
Cumulative effect of accounting change upon the adoption of SFAS No. 123R			(154)							(154)
Shares issued under stock option and purchase plans	—	—	446	1,610	5,060	—		—	—	5,506
Stock-based compensation	—	—	10,723	288	977			—	—	11,700
Repurchase of common stock	—	—	—	(3,436)	(18,109)	—		—	—	(18,109)
Tax benefits from stock plans	—	—	220	—	—	—		—	—	220
Issuance of common stock in connection with acquisition	1,307	14	5,842	—	—	—		—	—	5,856
Reclassification of redeemable common stock (See Note 4)	—	—	191	—	—	—		—	—	191
Comprehensive income:
Net income	—	—	—	—	—	—	3,136	—	3,136	3,136
Other comprehensive income:										—
Currency translation adjustments	—	—	—	—	—	—	4,266	4,266	—	4,266
Net unrealized gain on investments	—	—	—	—	—	—	465	465	—	465

Total comprehensive income	—	—	—	—	—	—	$7,867	—	—	—

Balance at December 31, 2006	131,785	$1,318	$547,369	(8,490)	$(30,673)	$—		$5,782	$(309,299)	$214,497

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
		As Restated	As Restated
	(In thousands)

Cash flows from operating activities:
Net income	$3,136	$26,399	$31,302
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on investments	—	—	(4)
Loss recognized on disposition of fixed assets	128	235	376
Depreciation expense	10,016	6,398	5,969
Amortization of purchased intangible assets	3,564	1,104	515
Deferred income taxes	508	236	(138)
Income tax benefit from release of valuation allowance	—	(4,289)	(635)
Provision for (recovery of) allowance for doubtful accounts, net	1,776	(733)	654
Tax benefits from employee stock option plans	—	62	—
Stock-based compensation expense	12,410	2,058	3,167
Non-cash restructuring costs	—	130	(146)
Gain on disposal of discontinued operations	(4,834)	—	—
Cumulative effect of accounting change	(154)	—	—
Changes in operating assets and liabilities, net of acquisitions and disposition:
Accounts receivable	(6,993)	(8,594)	(20,118)
Unbilled revenues	(16,075)	(947)	(1,581)
Prepaid expenses	1,473	(1,521)	(1,689)
Other current assets	(8,835)	178	(1,665)
Other assets	(3,172)	34	(173)
Accounts payable	122	(724)	2,042
Accrued expenses	20,733	(629)	3,400
Accrued compensation	5,896	7,086	(2,093)
Accrued restructuring costs	(5,724)	(3,139)	(12,406)
Income taxes payable	646	130	2,668
Deferred revenues	2,680	(2,118)	4,863
Other long-term liabilities	899	1,024	751

Net cash provided by operating activities	18,200	22,380	15,059

Cash flows from investing activities:
Restricted cash	(223)	4,844	5,199
Cash paid for acquisitions, including transaction costs, net of cash received	(27,655)	(13,334)	—
Cash received for sale of discontinued operations, net, and payment to minority stockholders	5,276	—	—
Purchases of property and equipment and cost of internally developed software	(14,333)	(14,473)	(9,782)
Sales and maturities of marketable securities	151,511	63,559	121,566
Purchases of marketable securities	(116,451)	(47,435)	(142,040)

Net cash used in investing activities	(1,875)	(6,839)	(25,057)

Cash flows from financing activities:
Principal payments under capital lease obligations	(135)	—	—
Proceeds from stock option and purchase plans	5,506	7,171	7,708
Repurchases of common stock	(18,109)	(17,594)	—

Net cash (used in) provided by financing activities	(12,738)	(10,423)	7,708

Effect of exchange rate changes on cash and cash equivalents	1,487	(1,949)	1,477
Increase (decrease) in cash and cash equivalents	5,074	3,169	(813)
Cash and cash equivalents, at beginning of year	69,948	66,779	67,592

Cash and cash equivalents, at end of year	$75,022	$69,948	$66,779

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

Sapient Corporation (“Sapient” or the “Company”) is a global services firm that innovates in marketing, technology and business operations. Our multidisciplinary teams of expert thinkers and designers provide business and information technology strategy, business applications, experience marketing and global outsourcing services that help our clients succeed. Headquartered in Cambridge, Massachusetts, Sapient maintains a global presence with offices across the United States and Canada, and in Germany, the Netherlands, India and the United Kingdom.

(2)	Restatement of Consolidated Financial Statements

In this Form 10-K, Sapient Corporation (“Sapient” or the “Company”) restates its Consolidated Balance Sheet as of December 31, 2005, and the related Consolidated Statements of Operations, Cash Flows, and Changes in Stockholders’ Equity for the years ended December 31, 2005 and December 31, 2004.

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

On November 20, 2006, the Audit Committee announced that the results of the internal investigation indicated a lack of controls and documentation, principally prior to 2004, around the Company’s stock-based compensation granting process, as well as irregularities relating to pricing of certain stock option grants awarded principally during the period from 1996 through 2001 (the “Identified Period”). With the exception of the 60-day and 7-day pricing, which occurred primarily in 1996 and 1997, the Audit Committee did not find any evidence of a systematic effort to intentionally backdate stock option grants on a large scale. The Audit Committee’s report included the following key findings:

•	The investigation found no misconduct by any of the individuals who were serving on the Company’s management team as of the conclusion of the Audit Committee’s internal investigation.

•	The investigation found that the Company’s former CEO, Jerry Greenberg, former CFO, Susan Cooke and former General Counsel, Deborah Gray, participated, to varying degrees, in issuing these grants. All three participated in the authorization of the 60-day pricing practice and in certain instances of targeted pricing. Additionally, the investigation found that the former CFO and former General Counsel participated in the authorization of re-pricing and “look-back” pricing of grants in connection with certain of the Company’s acquisitions in 1998 and 1999. The investigation was inconclusive on whether the former CEO and former General Counsel fully understood the accounting and disclosure ramifications of these practices. The Audit Committee found evidence that the former CFO knew that certain practices had accounting and disclosure implications but failed to take steps to ensure that the accounting for those practices was proper. The former CEO, who received no stock options in the 15 years since his co-founding Sapient, resigned from the Company in October 2006. The former CFO also resigned then. The former General Counsel, Deborah Gray, left the Company in January 2002. Stuart Moore, a member of the Board of Directors who co-founded Sapient and was co-CEO until June 2006, never received stock options and did not participate in issuing these grants.

•	Some members of current management received options that, in some cases, had prices corresponding to dates earlier than the measurement date for accounting purposes. None of the members of current management were in a position at the time to approve their own option grants.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Certain outside members of the Board of Directors received options that had prices corresponding to a date other than the measurement date for accounting purposes. In some instances Board members receiving these grants had executed written consents approving the grants, although none of the members of the Board of Directors directed the pricing of options they received or the pricing of any other options.

The Audit Committee and management concluded that the actual “measurement date,” as that term is defined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), was different from the measurement date recorded by the Company for a number of grants of options to purchase the Company’s common stock (“options” or “stock options”) which were awarded to both “Section 16” officers and directors and other employees. As a result of having identified these incorrect measurement dates and other errors described below in accounting for stock option grants, management concluded that the Company’s previously issued financial statements should be restated. The issues identified by the investigation fall into the following main categories:

(a) Lack of certain documentation for Company-wide grants.  With respect to the grants that were typically made on an annual or semi-annual basis to all eligible rank-and-file employees in the Company, there is a lack of certain supporting documentation.

(b) Grants without proper authorization.  These grants which were primarily to new hires or in connection with promotions were made: (i) by individuals who may not have been explicitly delegated the authority to make grants under the relevant plans (e.g., grants were authorized by one of the Company’s two co-CEOs during a period when approval from both co-CEOs was required under the terms of the plans); (ii) in amounts beyond the ranges authorized by the Compensation Committee; or (iii) without Compensation Committee approval, when such approval was required (e.g., a grant to an individual who had been designated as a Section 16 officer).

(c) 7-day, 15-day or 60-day pricing.  These discrepancies are defined as grants that were priced at the lowest quoted market price in the 7 days, 15 days or 60 days following the date of grant. It appears that this practice occurred primarily in 1996 and 1997.

(d) Targeted pricing.  These discrepancies are defined as grants to an individual or small group of individuals in which the measurement date recorded by the Company preceded the appropriate measurement date as determined under APB No. 25, and in which it appears that the earlier measurement date was chosen in part because pricing was favorable on that date.

(e) Grants issued in connection with business acquisitions.  For grants issued to employees who joined the Company in connection with two acquisitions which occurred in 1999, it was determined that both acquisitions were determined to have granted options priced utilizing a 30-day “look-back” where the Company priced the options at the lowest closing stock price in the 30-day period after the acquisition. The Company determined that options granted in connection with one acquisition in 1998 were repriced.

(f) Promotion grants.  In certain instances the Company priced grants as of the date the promotion was authorized, rather than the date that the terms of the stock option grant (including the number of shares to be granted) were finalized. In some instances, this practice resulted in more favorable prices and in some instances it did not result in more favorable pricing.

(g) Grants authorized by written consent.  These grants, primarily to senior personnel within the Company, and in one instance in 1999 to outside Directors on the Board, were authorized by written consents bearing a date which was used to establish the exercise price, and which was significantly earlier than the date the written consents were fully executed.

(h) Administrative errors.  These grants comprise several instances where stock option grants were mispriced due to what appears to be administrative or clerical errors, such as failing to correctly input a date from a grant list.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon the conclusion of the internal investigation, the Company completed an assessment of the appropriate measurement dates and related accounting for the matters described above.

The Company is restating the financial statements and related disclosures described above in accordance with accounting principles generally accepted in the United States to record the following:

•	Non-cash compensation expense for the difference between the option price and the quoted market price on the measurement date;

•	Other immaterial adjustments that were not previously recorded; and

•	Related tax effects for all items.

Summary of the Restatement Adjustments

The restatement in this Form 10-K principally reflects additional stock-based compensation expense and related tax effects pertaining to the Company’s historical stock-based compensation practices under APB No. 25, the Company’s accounting method for the periods prior to January 1, 2006.

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

Related Tax Adjustments.

The Company reviewed the tax effect associated with the Adjusted Options. Certain of the Adjusted Options were originally intended to be Incentive Stock Options (“ISOs”), under U.S. tax regulations. However, by definition, ISOs may not be granted with an exercise price less than the fair market value of the underlying stock on the date of grant. Due to the impact of the measurement date changes on the qualified status of affected ISOs, they may no longer qualify as ISOs under the regulations. Therefore, the affected ISOs were accounted for as if these options were non-qualified stock options for income tax accounting purposes. The Company recorded a liability for the unpaid income and employment taxes plus potential penalties and interest based upon the change in status of the affected options. The Company recorded a liability for the taxes, penalties and interest due based upon the change in status of the options in the amount of $17.8 million for the periods from 1996 through 2006. The Company recorded reversals of this accrual in the amount of $16.5 million through 2006 due to the expiration of the tax statute of limitations for years 2002 and prior. These adjustments resulted in a net charge to expense of

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.3 million over the period 1997 to 2006. The net charge (benefit) recorded by the Company for these liabilities for the period indicated is as follow (in thousands):

Year	Net Payroll Tax Related Charge (Benefit)

1997	$1
1998	429
1999	4,224
2000	11,070
2001	773
2002	(429)
2003	(4,143)

Cumulative Adjustment to Opening Accumulated Deficit as of January 1, 2004		11,925
2004		(10,640)
2005		(352)
2006		366

Total		$1,299

Because the Company has a full valuation allowance against its deferred tax assets in the U.S., the income tax benefit of stock-based compensation adjustments described above were not material to any periods.

The following table sets forth, on a year-by-year basis, the impact of the Company’s restatement and the related tax effects as a result of historical stock option practices, as well as other immaterial adjustments unrelated to historical stock option practices that were previously unrecorded. The Company recorded other immaterial adjustments that were not previously recorded in the financial statements which consisted primarily of corrections to restructuring related lease obligations, adjustments to the period in which leasehold improvement write-offs were recorded in connection with restructured facilities and other miscellaneous adjustments. The pre-tax impact of all adjustments are set forth below:

Restatement Adjustments

(Decrease)
Increase to Net
Period	Income
(In thousands)

2003 and prior	$(57,438)
2004	8,483

2005	701

Total impact through 2005	$(48,254)

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table illustrates the effect of the restatement adjustments on the Company’s pro forma earnings and pro forma earnings per share if the Company had recorded compensation costs based on the revised grant dates, under the fair value accounting method defined by SFAS No. 123 for 2005 and 2004 (in thousands, except per share amounts).

	For the Year Ended			For the Year Ended
	December 31, 2005			December 31, 2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Net Income	$25,698	$701	$26,399	$22,819	$8,483	$31,302
Add back:
APB 25 compensation expense, net of tax effects	1,770	288	2,058	759	2,388	3,147
Deduct:
FAS 123 historical compensation expense, net of tax effects	(12,291)	(315)	(12,606)	(21,433)	(1,369)	(22,802)

Net Income — FAS 123 pro forma	$15,117	$674	$15,851	$2,145	$9,502	$11,647

Net income per share
Basic	$0.21	$—	$0.21	$0.19	$0.06	$0.25

Diluted	$0.20	$—	$0.20	$0.18	$0.06	$0.24

Pro forma net income per share
Basic	$0.12	$—	$0.12	$0.02	$0.07	$0.09

Diluted	$0.12	$—	$0.12	$0.02	$0.07	$0.09

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the effect of the restatement adjustments by financial statement line item for the Consolidated Statements of Operations, Balance Sheet, and Statements of Cash Flows.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2005					For the Year Ended December 31, 2004
	APB 25 — Historical Accounting Method					APB 25 — Historical Accounting Method
		Stock-Based					Stock-Based
		Compensation	Other	Payroll Tax			Compensation	Other	Payroll Tax
	As Reported(1)	Adjustments	Adjustments	Adjustments	As Restated	As Reported(1)	Adjustments	Adjustments	Adjustments	As Restated
	(In thousands, except per share data)

Revenues:
Service revenues	$313,482	$—	$74	$—	$313,556	$248,277	$—	$(123)	$—	$248,154
Reimbursable expenses	13,542	—	—	—	13,542	12,100	—	—	—	12,100

Total gross revenues	327,024	—	74	—	327,098	260,377	—	(123)	—	260,254

Operating expenses:
Project personnel expenses	187,391	170	(172)	(307)	187,082	141,092	1,069	—	(7,167)	134,994
Reimbursable expenses	13,542	—	—	—	13,542	12,100	—	—	—	12,100

Total project personnel expenses and reimbursable expenses	200,933	170	(172)	(307)	200,624	153,192	1,069	—	(7,167)	147,094
Selling and marketing expenses	13,612	83		23	13,718	14,926	549	—	(1,549)	13,926
General and administrative expenses	84,513	35	245	(68)	84,725	68,915	770	(582)	(1,924)	67,179
Restructuring and other related charges	7,218	—	(844)	—	6,374	1,108	—	438	—	1,546
Amortization of intangible assets	1,104	—	—	—	1,104	515	—	—	—	515

Total operating expenses	307,380	288	(771)	(352)	306,545	238,656	2,388	(144)	(10,640)	230,260

Income from operations	19,644	(288)	845	352	20,553	21,721	(2,388)	21	10,640	29,994
Other income, net	92	—	—	—	92	65	—	—	—	65
Interest income	4,389	—	(208)	—	4,181	2,801	—	210	—	3,011

Income from continuing operations before income taxes and discontinued operations	24,125	(288)	637	352	24,826	24,587	(2,388)	231	10,640	33,070

Provision for (benefit from) income taxes:
Provision for income taxes	3,677	—	—	—	3,677	3,068	—	—	—	3,068
Benefit from release of valuation allowance	(4,289)	—	—	—	(4,289)	(635)	—	—	—	(635)

(Benefit from) provision for income taxes	(612)	—	—	—	(612)	2,433	—	—	—	2,433

Income from continuing operations before discontinued operations	24,737	(288)	637	352	25,438	22,154	(2,388)	231	10,640	30,637
Income from discontinued operations	961	—	—	—	961	665	—	—	—	665

Net income	$25,698	$(288)	$637	$352	$26,399	$22,819	$(2,388)	$231	$10,640	$31,302

Basic income per share from continuing operations	$0.20				$0.20	$0.18				$0.25

Diluted income per share from continuing operations	$0.19				$0.20	$0.17				$0.24

Basic net income per share	$0.21				$0.21	$0.19				$0.25

Diluted net income per share	$0.20				$0.20	$0.18				$0.24

Weighted average common shares	124,725	—	—	—	124,725	123,040	—	—	—	123,040
Weighted average dilutive common share equivalents	4,573	461	—	—	5,034	5,418	173	—	—	5,591

Weighted average common shares and dilutive common share equivalents	129,298	461	—	—	129,759	128,458	173	—	—	128,631

(1)	The As Reported amounts reflect the reclassification of HWT results to discontinued operations. See Note 14.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED BALANCE SHEET

	As of December 31, 2005
	APB 25 — Historical Accounting Method
		Stock-Based
		Compensation	Other	Payroll Tax
	As Reported	Adjustments	Adjustments	Adjustments	As Restated
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$69,948	$—	$—	$—	$69,948
Marketable securities	86,288	—	—	—	86,288
Restricted cash, current portion	319	—	—	—	319
Accounts receivable	60,062	—	(46)	—	60,016
Unbilled revenues	16,849	—	—	—	16,849
Deferred tax assets, current portion	112	—	—	—	112
Prepaid expense	7,263	—	—	—	7,263
Other current assets	3,108	—	(86)	—	3,022

Total current assets	243,949	—	(132)	—	243,817
Restricted cash, net of current portion	1,217	—	—	—	1,217
Property and equipment, net	20,561	—	—	—	20,561
Purchase intangible assets, net	2,940	—	—	—	2,940
Goodwill	11,770	—	—	—	11,770
Deferred tax assets, net of current portion	5,030	—	—	—	5,030
Other assets	716	—	—	—	716

Total assets	$286,183	$—	$(132)	$—	$286,051

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,396	$—	$—	$—	$5,396
Accrued expenses	17,010	—	168	—	17,178
Accrued compensation	24,403	—	—	934	25,337
Accrued restructuring costs, current portion	6,565	—	—	—	6,565
Income taxes payable	4,093	—	—		4,093
Deferred tax liabilities, current portion	161	—		—	161
Deferred revenue on contracts	5,537	—	22		5,559

Total current liabilities	63,165	—	190	934	64,289
Accrued restructuring costs, net of current portion	15,010	—	—	—	15,010
Deferred tax liabilities, net of current portion
Deferred revenues, net of current portion	1,154	—	—	—	1,154
Other long-term liabilities	3,548	—	(41)	—	3,507

Total liabilities	82,877	—	149	934	83,960
Commitments and contingencies
Redeemable common stock,	671	—	—	—	671
Stockholders’ equity:
Preferred stock,	—	—	—	—	—
Common stock,	1,304	—	—	—	1,304
Additional paid-in-capital	494,556	47,472	—	—	542,028
Treasury stock,	(18,601)	—	—	—	(18,601)
Deferred compensation	(11,489)	(438)	—	—	(11,927)
Accumulated other comprehensive income	1,046	—	5	—	1,051
Accumulated deficit	(264,181)	(47,034)	(286)	(934)	(312,435)

Total stockholders’ equity	202,635	—	(281)	(934)	201,420

Total liabilities, redeemable common stock and stockholders’ equity	$286,183	$—	$(132)	$—	$286,051

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2005					December 31, 2004
	APB 25 — Historical Accounting Method					APB 25 — Historical Accounting Method
		Stock-Based	Other	Tax			Stock-Based	Other	Tax
	As Reported	Adjustments	Adjustments	Adjustments	As Restated	As Reported	Adjustments	Adjustments	Adjustments	As Restated
	(In thousands, except per share data)

Cash flows from operating activities:
Net income	$25,698	$(288)	$637	$352	$26,399	$22,819	$(2,388)	$231	$10,640	$31,302
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on investments	—	—	—	—	—	(4)	—	—	—	(4)
Loss recognized on disposition of fixed assets	235	—	—	—	235	376	—	—	—	376
Depreciation	6,398	—	—	—	6,398	5,973	—	(4)	—	5,969
Amortization of purchased intangible assets	1,104	—	—	—	1,104	515	—	—	—	515
Deferred income taxes	236	—	—	—	236	(138)	—	—	—	(138)
Income tax benefit from release of valuation allowance	(4,289)	—	—	—	(4,289)	(635)	—	—	—	(635)
(Recovery of) provision for allowance for doubtful accounts, net	(733)	—	—	—	(733)	654	—	—	—	654
Tax benefits from employee stock option plans	62	—	—	—	62	—	—	—	—	—
Stock-based compensation expense	1,770	288	—	—	2,058	779	2,388	—	—	3,167
Non-cash restructuring costs	476	—	(346)	—	130	—	—	(146)	—	(146)
Changes in operating assets and liabilities, net of acquisition:							—	—	—	—
Restricted cash	4,844	—	(4,844)	—	—	5,199	—	(5,199)	—	—
Accounts receivable	(8,640)	—	46	—	(8,594)	(20,118)	—	—	—	(20,118)
Unbilled revenues	(823)	—	(124)	—	(947)	(1,703)	—	122	—	(1,581)
Prepaid expenses	(1,521)	—	—	—	(1,521)	(1,689)	—	—	—	(1,689)
Other current assets	(104)		282		178	(1,469)		(196)	—	(1,665)
Other assets	34	—	—	—	34	(173)	—	—	—	(173)
Accounts payable	(724)	—	—	—	(724)	2,042	—	—	—	2,042
Accrued expenses	(754)	—	125	—	(629)	3,350	—	50	—	3,400
Accrued compensation	7,438	—	—	(352)	7,086	8,547	—	—	(10,640)	(2,093)
Accrued restructuring costs	(2,569)	—	(570)	—	(3,139)	(12,976)	—	570	—	(12,406)
Income taxes payable	130	—	—	—	130	2,668	—	—	—	2,668
Deferred revenues	(2,118)	—	—	—	(2,118)	4,863	—	—	—	4,863
Other long-term liabilities	1,074	—	(50)	—	1,024	1,378	—	(627)	—	751

Net cash provided by operating activities	27,224	—	(4,844)	—	22,380	20,258	—	(5,199)	—	15,059

Cash flows from investing activities:
Restricted Cash	—	—	4,844	—	4,844	—	—	5,199	—	5,199
Cash paid for acquisition, including transaction costs, net of cash received	(13,334)	—	—	—	(13,334)	—	—	—	—	—
Purchases of property and equipment and cost of internally developed software	(14,473)	—	—	—	(14,473)	(9,782)	—	—	—	(9,782)
Sales and maturities of marketable securities	63,559	—	—	—	63,559	121,566	—	—	—	121,566
Purchase of marketable securities	(47,435)	—	—	—	(47,435)	(142,040)	—	—	—	(142,040)

Net cash used in investing activities	(11,683)	—	4,844	—	(6,839)	(30,256)	—	5,199	—	(25,057)

Cash flows from financing activities:
Proceeds from stock option and purchase plans	7,171	—	—	—	7,171	7,708	—	—	—	7,708
Repurchases of common stock	(17,594)	—	—	—	(17,594)	—	—	—	—	—

Net cash (used in) provided by financing activities	(10,423)	—	—	—	(10,423)	7,708	—	—	—	7,708

Effect of exchange rate changes on cash and cash equivalents	(1,949)	—	—	—	(1,949)	1,477	—	—	—	1,477
Increase (decrease) in cash and cash equivalents	3,169	—	—	—	3,169	(813)	—	—	—	(813)
Cash and cash equivalents, at beginning of period	66,779	—	—	—	66,779	67,592	—	—	—	67,592

Cash and cash equivalents, at end of period	$69,948	$—	$—	$—	$69,948	$66,779	$—	$—	$—	$66,779

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned, controlled subsidiaries. All intercompany transactions have been eliminated in consolidation.

On May 2, 2006, the Company sold 100% of its investment in HWT, Inc. (“HWT”), the Company’s majority-owned, fully consolidated subsidiary. The historical results of HWT have been presented as discontinued operations for all periods presented. On January 3, 2006, the Company purchased 100% of the outstanding shares of Planning Group International, Inc. (“PGI”). The acquisition of PGI was accounted for under the purchase method of accounting and, accordingly, the results of operations have been included in the Company’s consolidated financial statements as of the acquisition date. On June 1, 2005, the Company purchased Business Information Solutions, LLC (“BIS”). The acquisition of BIS was accounted for under the purchase method of accounting and, accordingly, the results of operations have been included in the consolidated financial statements since the date of acquisition.

(b)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates relied upon in preparing these financial statements include estimated costs to complete long-term contracts, allowances for doubtful accounts, estimated fair value of investments, including whether any decline in such fair value is other-than-temporary, estimated fair values of long-lived assets and reporting units used to record impairment charges related to intangible assets and goodwill, stock-based compensation expenses, restructuring and other related charges, contingent liabilities and recoverability of the Company’s net deferred tax assets and related valuation allowances. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ significantly from the Company’s estimates.

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

Gains (losses) from foreign currency transactions of approximately $244,000, ($1.3) million and ($54,000) are included in general and administrative expenses in the consolidated statement of operations for 2006, 2005 and 2004, respectively.

(d)	Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, from the date of purchase, cash equivalents.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Marketable Securities

The Company classifies its marketable securities as available-for-sale, and carries them at fair market value. The difference between amortized cost and fair market value, net of tax effect, is recorded as a separate component of stockholders’ equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Accretion and amortization of discounts and premiums for all securities are included in interest income. Realized gains and losses from sales of available-for-sale securities were not material for any period presented. The Company considers available evidence, including the duration and extent to which declines in fair value compares to cost in determining whether the unrealized loss is “other-than-temporary.” If the decline is considered other than temporary, the unrealized loss is removed from other comprehensive income (loss) and recorded as other expense in the consolidated statement of operations. For each period presented, the Company did not record any charges to write down investments.

(f)	Financial Instruments and Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash, marketable securities and accounts receivable.

The Company performs credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses and such losses have been within management’s expectations. During both 2006 and 2005 one customer, Sprint accounted for greater than 10% of service revenues. No client accounted for more than 10% of services revenue during 2004. No customer’s accounts receivable balance exceeded 10% of total accounts receivable as of December 31, 2006 or 2005.

The fair market values of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, accrued expenses and income taxes payable at both December 31, 2006 and 2005 approximate their carrying amounts.

(g)	Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which primarily range from three to five years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the remaining lease term. When an item is sold or retired, the cost and related accumulated depreciation is relieved, and the resulting gain or loss, if any, is recognized in the consolidated statement of operations.

(h)	Costs Incurred to Develop Computer Software for Internal Use

The Company accounts for costs incurred to develop computer software for internal use in accordance with AICPA Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). As required by SOP 98-1, the Company capitalizes costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are typically amortized over the estimated life of the software, up to three years. The capitalization and ongoing assessment of recoverability of development cost requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. Capitalized software is included in property and equipment.

During 2006, the Company capitalized costs of $3.3 million, primarily related to the human resource management system, of which $2.5 million relates to costs associated with software developed for internal use

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as the computer software was placed into service during 2006. The remaining $819,000 relates to costs associated with the development of software for internal use not placed into service as of December 31, 2006. During 2005, the Company capitalized costs of $2.8 million, primarily related to internal financial systems and human resource management related systems and upgrades, of which $1.4 million relates to costs associated with software developed for internal use as the computer software was placed into service during 2005. The remaining $1.4 million relates to costs associated with the development of software for internal use placed into service during 2006. During 2004, the Company capitalized computer software costs of $247,000 associated with an internal financial system upgrade. The capitalized costs placed in service during 2006 and 2005 are being amortized over three years. Amortization expense totaled $616,000 and $200,000 during 2006 and 2005, respectively. There was no amortization expense in 2004, as the computer software had not been placed in service as of December 31, 2004.

(i)	Costs Incurred to Sell, Lease, or Otherwise Market Computer Software.

The Company accounts for research and development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”). SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. The Company has determined that technological feasibility for its software products is reached after all high-risk development issues have been resolved through coding and testing. This is generally shortly before the products are released. Unamortized capitalized software costs as of December 31, 2006 was approximately $846,000. Amortization expense totaled approximately $395,000 during 2006. There were no amounts capitalized for under SFAS 86, prior to the acquisition of PGI (See Note 4).

(j)	Goodwill and Purchased Intangible Assets

Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. Following the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) goodwill is no longer amortized, but instead assessed for impairment on at least an annual basis at year-end or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors we consider important which could trigger an impairment review include:

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

The Company’s reporting units are consistent with the reportable segments identified in Note 20, “Segment Reporting.” Assets and liabilities, including goodwill, were allocated to reporting units based on factors such as specific identification and percentage of revenue. To conduct a goodwill impairment test, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, an

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment loss is recorded to the extent that the carrying value of goodwill exceeds its implied fair value. Management estimates the fair value of its’ reporting units using discounted cash flow valuation models.

Other identifiable intangible assets include purchased intangible assets with finite lives, which primarily consist of marketing assets and customer lists, customer contracts, non-compete agreements, developed technology, purchased license agreements and order backlog. Finite-lived purchased intangible assets are amortized over their expected period of benefit, which generally ranges from one to five years.

(k)	Valuation of Long-lived Assets

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

(l)	Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue from the provision of professional services, digital marketing services and offline printing and production services arrangements with its clients when persuasive evidence of an arrangement exists, services have been provided to the customer, the fee is fixed or determinable and collectibility is reasonably assured. In instances where the customer, at its discretion, has the right to reject the services prior to final acceptance, revenue is deferred until such acceptance occurs.

The Company recognizes revenues from its fixed-price technology implementation consulting contracts using the percentage-of-completion method pursuant to SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. Revenues generated from fixed-price non-technology implementation contracts, except for support and maintenance contracts, are recognized based upon a proportional performance model in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. The Company’s percentage-of-completion method and proportional performance methods of accounting calculate revenue based on the percentage of labor incurred to estimated total labor. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of an arrangement can be made, based on historical experience and milestones set in the contract. Revenue from time-and-material contracts is recognized as services are provided. Revenue generated from staff augmentation and support arrangements are recognized ratably over the arrangement’s term.

The Company’s project delivery and business unit finance personnel continually review labor incurred and estimated total labor, which may result in revisions to the amount of recognized revenue under an arrangement. Certain arrangements provide for revenue to be generated based upon the achievement of certain performance standards. Revenue related to the achievement of performance standards was immaterial for the fiscal years ended 2006, 2005 and 2004.

Revenues from arrangements with multiple elements are allocated based on the fair value of the elements in accordance with EITF Issue No. 00-21 (“EITF No. 00-21”), Revenue Arrangements with Multiple Deliverables. For these arrangements, all deliverables in the arrangement are evaluated to determine whether they represent separate units of accounting. Fair value is determined based on reliable evidence of the fair value of each deliverable. Revenues are recognized in accordance with the Company’s accounting policies for the separate elements when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered probable and substantially under the Company’s control. This evaluation is performed at the inception of the arrangement and as each item in the arrangement is delivered. The evaluation involves significant judgments regarding the nature of the services and deliverables being provided, whether these services and deliverables can reasonably be divided into the separate units of accounting and the fair value of the separate elements determined.

Revenues related to digital marketing media sales are recorded as the net amount of our gross billings less pass-through expenses charged to a client. In most cases, the amount that is billed to clients significantly exceeds the amount of revenue that is earned and reflected in the Company’s financial statements, because of various pass-through expenses such as production and media costs. In compliance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, (“EITF No. 99-19”) the Company assesses whether the agency or the third-party supplier is the primary obligor. The terms of client agreements are evaluated as part of this assessment. In addition, the Company gives appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. Because Sapient broadly operates as an advertising agency based on its primary lines of business and given the industry practice to generally record revenue on a net versus gross basis, the Company believes that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, revenue is recorded net of pass-through charges as management believes the key indicators of the business suggest that the Company generally act as an agent on behalf of its clients in its primary lines of business. In those businesses where the key indicators suggest Sapient acts as a principal, the Company records the gross amount billed to the client as revenue.

Marketing services that are provided in exchange for monthly retainer fees and license fees and are recognized as the monthly services are provided. Revenue from offline printing and production services are recognized at the time title of the related items transfers to the customer given all other revenue recognition criteria have been met.

If the resources required or the scope of work to be performed for an arrangement cannot be accurately estimated, or if the project is not managed properly within the planned time period, then a loss, or lower profitability on the arrangement may be recorded. Provisions for estimated losses on uncompleted arrangements are made on an arrangement-by-arrangement basis and are recognized in the period in which such losses are identified. The Company has committed unanticipated additional resources to complete projects in the past, which has resulted in lower than anticipated profitability or losses on those arrangements. Management expects that it will experience similar situations in the future. In addition, the Company may fix the price for some projects at an early stage of the process, which could result in a fixed-price that is too low and, therefore, a correct estimation could adversely affect the Company’s business, financial condition and results of operations.

The Company recognizes revenue for services when collection from the client is reasonably assured, and the fees are fixed or determinable. The Company establishes billing terms at the time project deliverables and milestones are agreed. Normal payment terms are thirty days from invoice date. Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled revenues. Amounts invoiced to clients in excess of revenue recognized are classified as deferred revenues. The Company’s project delivery and business unit finance personnel continually monitor timely payments from clients and assess any collection issues. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. These estimates are based on historical collection and write-off experience, current trends, credit policy, detailed analysis of specific client situations and percentage of accounts receivable by aging category. While such credit losses have historically been within management’s expectations and the allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on the Company’s business, financial condition and results of operations.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(m)	Stock-Based Compensation

At December 31, 2005, the Company had multiple stock-based compensation plans, which are described more fully in Note 16. Effective January 1, 2006, Sapient adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective application transition method and therefore has not restated prior periods’ results for the application of SFAS No. 123R. Under this transition method, stock-based compensation expense for fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

Prior to January 1, 2006, Sapient provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”), as if the fair value method defined by SFAS No. 123, had been applied to its stock-based compensation.

The Company’s unearned stock-based compensation balance of $11.9 million as of January 1, 2006, which was accounted for under APB 25, was reclassified against additional paid-in-capital upon the adoption of SFAS No. 123R. The unearned stock-based compensation balance was from the issuance of awards in the form of restricted shares (“Restricted Stock”), awards in the form of units of stock purchase rights (“Restricted Units”), (collectively referred to as “Restricted Awards) and discounted stock option grants, which have been accounted for based on the intrinsic value on the date of grant. The unrecognized expense of restricted awards and employee stock option awards not yet vested at December 31, 2005 will be recognized as expense in operations in the periods after that date, based on their fair value which was determined under the original provisions of SFAS No. 123, as restated.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if the Company had accounted for all its employee stock options under the fair value method of the original SFAS No. 123 The impact of applying SFAS No. 123 proforma compensation costs are not likely to be representative of the effects reported in net income in accordance with SFAS No. 123R. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation to the prior-year:

	For the Year Ended			For the Year Ended
	December 31, 2005			December 31, 2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Income from continuing operations	$24,737	$701	$25,438	$22,154	$8,483	$30,637
Add back: Stock-based compensation expense, included in income from continuing operations, as reported	1,770	288	2,058	759	2,388	3,147
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(12,291)	(315)	(12,606)	(21,433)	(1,369)	(22,802)

Pro forma income from continuing operations	$14,216	$674	$14,890	$1,480	$9,502	$10,982

Income per share from continuing operations:
Basic	$0.20	$—	$0.20	$0.18	$0.07	$0.25

Diluted	$0.19	$0.01	$0.20	$0.17	$0.07	$0.24

Pro forma income per share from continuing operations:
Basic	$0.11	$0.01	$0.12	$0.01	$0.08	$0.09

Diluted	$0.11	$0.01	$0.12	$0.01	$0.08	$0.09

Net Income	$25,698	$701	$26,399	$22,819	$8,483	$31,302
Add back:
APB 25 compensation expense, net of tax effects	1,770	288	2,058	759	2,388	3,147
Deduct:
FAS 123 historical compensation expense, net of tax effects	(12,291)	(315)	(12,606)	(21,433)	(1,369)	(22,802)

Net income — FAS 123 pro forma	$15,177	$674	$15,851	$2,145	$9,502	$11,647

Net income per share:
Basic	$0.21	$—	$0.21	$0.19	$0.06	$0.25

Diluted	$0.20	$0.01	$0.21	$0.18	$0.07	$0.25

Pro forma net income per share
Basic	$0.12	$—	$0.12	$0.02	$0.07	$0.09

Diluted	$0.12	$—	$0.12	$0.02	$0.07	$0.09

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Project personnel expenses, selling and marketing expenses and general and administrative expenses appearing in the consolidated statements of operations are shown inclusive of the following stock-based compensation expense amounts:

	2006	2005	2004
		As Restated	As Restated
	(In thousands)

Project personnel expenses	$6,140	$1,299	$1,740
Selling and marketing expenses	2,818	124	548
General and administrative expenses	3,452	635	859

Total stock-based compensation expense	$12,410	$2,058	$3,147

(n)	Advertising Costs

The Company charges the costs of advertising to expense as incurred, and includes these costs in selling and marketing expenses in the consolidated statements of operations. The amounts of advertising expenses recorded by the Company were immaterial for all periods presented.

(o)	Income Taxes

The Company records income taxes under the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences, operating losses, or tax credit carry forwards are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We reinvest unremitted earnings of certain foreign operations indefinitely and, accordingly, we do not provide for income taxes that could result from the remittance of such earnings.

(p)	Restructuring and Other Related Charges

The Company established exit plans for each of the restructuring activities which took place in 2001 and 2002 and accounted for these plans in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring) (“EITF No. 94-3”). These exit plans required that the Company make estimates as to the nature, timing and amount of the exit costs that we specifically identified. The consolidation of facilities required the Company to make estimates, which include contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sub-lease income. The Company reviews, on a regular basis, their sub-lease assumptions and lease buy-out assumptions. These estimates include lease buy-out costs, anticipated sublease rates, other terms and conditions in sub-lease contracts, and the timing of these sub-lease arrangements. If the rental markets continue to change, the Company’s lease buy-out, sub-lease and space requirement assumptions may not be accurate and it is possible that changes in these estimates could materially affect the Company’s financial condition and results of operations. If any future adjustments are required to the restructuring initiatives recorded under the provisions of EITF No. 94-3, such adjustments will be measured in accordance with EITF No. 94-3. SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS No. 146”) was effective for exit or disposal activities that are

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

initiated after December 31, 2002. SFAS No. 146 requires that a liability that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 supersedes the guidance in EITF No. 94-3. SFAS No. 146 includes a rebuttable presumption that if an entity has a history of providing similar termination benefits to employees, the benefit arrangement is presumed to be an ongoing benefit arrangement that should be accounted for under SFAS No. 112, Employers’ Accounting for Postemployment Benefits (SFAS No. 112”). SFAS No. 112 prescribes the accounting for the estimated cost of benefits, including severance benefits, provided by an employer to former or inactive employees after employment but before retirement. A liability is recognized when the severance amounts relate to prior services rendered, the payment of the amount is probable and the amount can be reasonably estimated. Since the second quarter of 2003, the Company has accounted for severance-related restructuring charges in accordance with SFAS No. 112 because of the history of paying similar severance benefits since 2001.

(q)	Income Per Share

Under SFAS No. 128, Earnings Per Share, the Company presents basic net income per share and diluted net income per share. Basic income per share is based on the weighted average number of shares outstanding during the period, less restricted stock which is considered contingently issuable. Diluted income per share reflects the per share effect of dilutive common stock equivalents.

(r)	Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”) establishes standards for reporting comprehensive income and its components in the body of the financial statements. Comprehensive income includes net income as currently reported under generally accepted accounting principles and also considers the effect of other changes to stockholders’ equity unrelated to stock activity that are not required to be recorded in determining net income, but are rather reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on investments which are considered temporary as components of comprehensive income.

(s)	New Accounting Pronouncements

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income tax recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

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

(4)	Acquisitions

Planning Group International, Inc.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The final purchase price allocation is as follows (in thousands):

Amount

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

The following table lists the identifiable intangible assets acquired and the respective weighted-average useful life over which the assets will be amortized. The customer relationships are being amortized on a revenue-based accelerated model and the non-compete and order backlog agreements are amortized on a straight-line basis.

		Weighted -
		Average
	Amount	Useful Life
	(In thousands)	(In years)

Customer relationships	$5,800	3.5
Order backlog	1,200	1
Non-compete agreements	1,170	5

	$8,170

The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined using the income approach as of the acquisition date. The income approach is based upon the economic principle of anticipation in that the value of the property is the present value of the expected income that can be generated through the ownership of that property. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to $26.2 million. In accordance with SFAS No. 142, the goodwill is not being amortized and will be tested for impairment as required at least annually.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited, pro forma information for the year ended December 31, 2005 assumes the PGI acquisition occurred as of the beginning of that year:

(proforma, unaudited, in thousands, except per share amounts)	2005

Service revenues	$338,349

Income from continuing operations	$22,449

Net income	$23,410

Basic income per share from continuing operations	$0.18

Diluted income per share from continuing operations	$0.17

Basic net income per share	$0.19

Diluted net income per share	$0.18

The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Business Information Solutions, LLC

On June 1, 2005, the Company purchased Business Information Solutions, LLC (“BIS”), a privately-held provider of SAP-related professional services, specializing in business intelligence solutions, by acquiring approximately $2.1 million of the net tangible assets of BIS for total current consideration of approximately $17.2 million. BIS’ results of operations have been included in the consolidated financial statements since the date of acquisition (June 1, 2005). The acquisition added forty-eight BIS people, all of whom became part of the Company. As a result of the acquisition, the Company (1) expanded its services in business intelligence and in newer modules of SAP, specifically business warehouse, the SEM module, data analytics and energy specific solutions and (2) offers a much broader variety of value-added ERP integration, upgrade, and maintenance services related to SAP products.

The aggregate consideration of approximately $17.2 million consisted of $13.0 million in cash, net common stock valued at approximately $3.3 million (value of $3.5 million, less the net value of $190,000 relating to the put and call option features described below), additional consideration of approximately $500,000 paid in equal annual installments over a three-year period in cash or common stock, and acquisition costs of $400,000.

The net $3.3 million of common stock consideration resulted in the issuance of 409,357 shares of common stock based on a market price of $8.55 per share. Of the 409,357 shares issued, 313,943 shares carry an embedded put and call option feature as defined below.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The put feature could require the Company to purchase up to 224,469 of the issued shares for an aggregate price of approximately $480,000 as of December 31, 2006. As the potential redemption is outside the control of the Company, the potential future cash obligation associated with the put option has been classified outside of permanent equity in the accompanying consolidated balance sheets. The put option expires on June 1, 2008. As of December 31, 2005, 313,943 shares were subject to the put option feature.

The additional cash consideration of $600,000, having a net present value of approximately $500,000, will be paid annually in equal installments over a three-year period within ten days of the first, second and third anniversary dates of the Closing Date. The Company can elect to pay the additional consideration in cash or shares of common stock. Approximately $175,000 of this obligation is classified as current and is included in accrued expenses in the accompanying consolidated balance sheets. The non-current portion of approximately $324,000 is classified as other long-term liabilities in the accompanying consolidated balance sheets.

The Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), the Company does not accrue contingent consideration obligations prior to the attainment of the objectives. At December 31, 2006, the maximum potential future consideration pursuant to such arrangements, to be resolved over the following three years, is approximately $3.9 million. The Company, at its sole discretion, can elect to pay the additional consideration in cash or by issuing common stock shares. Any such payments will result in increases in goodwill at time of payment.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:

Fair Value
(In thousands)

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition has been treated as a taxable transaction, therefore the intangible assets, including goodwill, are deductible for tax purposes.

The following table reflects unaudited proforma results of operations of the Company assuming that the BIS acquisition had occurred on January 1, 2004:

	Year Ended
	December 31,	December 31,
	2005	2004
	(Proforma, unaudited, in thousands, except
	per share amounts)

Service revenues	$323,476	$266,795

Income from continuing operations	$26,351	$31,887

Net income	$27,312	$32,552

Basic income per share from continuing operations	$0.21	$0.26

Diluted income per share from continuing operations	$0.20	$0.25

Basic net income per share	$0.22	$0.26

Diluted net income per share	$0.21	$0.25

In the second quarter of 2006, the Company paid an additional $183,000 in purchase price consideration related to its acquisition of BIS consummated in June of 2005. The additional consideration is the first of three annual installments. In addition, the Company recorded a current liability and additional goodwill of approximately $991,000 in the second quarter of 2006 related to contingent earn-out consideration associated with the BIS acquisition, which was paid in the third quarter of 2006. Lastly, approximately 28.5% of the redeemable common stock, or 89,474 shares, issued as part of the total purchase consideration for BIS expired during the second quarter of 2006 and as a result the Company has reclassified approximately $191,000 of redeemable common stock to additional paid-in capital during the second quarter of 2006.

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

(5)	Supplemental Cash Flow Information

Net total income taxes paid (refunds) in 2006, 2005 and 2004 were approximately $3.8 million, $3.2 million and $752,000, respectively.

Non-cash transactions in 2006 consisted of the issuance of common stock in the amount of $5.9 million as partial consideration for the acquisition of PGI in January 2006. Non-cash transactions in 2005 related primarily to the acquisition of BIS in June 2005 when 409,357 shares of common stock were issued.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Marketable Securities

At December 31, 2006 and 2005, all of the Company’s marketable securities were classified as available-for-sale. Marketable securities are carried on the balance sheet at their fair market value.

The following tables summarize the Company’s marketable securities:

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

Corporate debt securities	$33,493	$—	$(26)	$33,467
Municipal bonds	11,900	—	—	11,900
Certificates of deposit	6,493	—	(1)	6,492

Total	$51,886	$—	$(27)	$51,859

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. government notes and bonds	$30,095	$—	$(231)	$29,864
Corporate debt securities	54,460	3	(260)	54,203
Municipal bonds	725	—	—	725
Certificates of deposit	1,500	—	(4)	1,496

Total	$86,780	$3	$(495)	$86,288

The following table shows the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006.

	December 31, 2006
	Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(In thousands)

U.S. government notes and bonds	$—	$—	$—	$—
Corporate debt securities	33,467	(26)	—	—
Municipal bonds	11,900	—	—	—
Certificates of deposit	6,492	(1)	—	—

Total	$51,859	$(27)	$—	$—

All contractual maturities of marketable securities at December 31, 2006 were less than one year. Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Gross realized gains and losses on the sale of securities are calculated using the specific identification method, and were not material to the Company’s consolidated results of operations for 2006, 2005 or 2004.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Restricted Cash

The Company has deposited approximately $1.9 million and $1.5 million with various banks as collateral for letters of credit and performance bonds and has classified this cash as restricted on the accompanying consolidated balance sheet at December 31, 2006 and 2005, respectively, and is reflected in current or non-current assets based on the expiration of the requirement with the various banks.

(8)	Property and Equipment

The cost and accumulated depreciation of property and equipment at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005	Estimated Useful Life
	(In thousands)

Leasehold improvements	$15,829	$10,200	Shorter of lease term or 5 years
Furniture and fixtures	4,378	3,591	5 years
Office equipment	3,539	2,448	5 years
Computer software	11,030	7,010	3 years
Computer hardware	13,722	10,920	3 years

Property and equipment, gross	48,498	34,169
Less accumulated depreciation	(20,875)	(13,608)

Property and equipment, net	$27,623	$20,561

Depreciation expense was approximately $10.0 million, $6.4 million and $6.0 million during 2006, 2005 and 2004, respectively. During 2006, the Company disposed of approximately $1.4 million of gross property and equipment with a net book value of $0.1 million excluding $1.2 million of gross property and equipment sold in connection with the HWT divestiture. During 2005, the Company wrote-off $10.7 million of fully depreciated property and equipment and disposed of approximately $500,000 of property and equipment which was no longer in use.

(9)	Goodwill

The following tables present the changes in goodwill allocated to our reportable segments during 2006 and 2005:

	North America	Experience
	Commercial	Marketing	Total
	(In thousands)

Goodwill as of December 31, 2004	$—	$—	$—
Goodwill acquired during the period	11,770	—	11,770

Goodwill as of December 31, 2005	11,770	—	11,770

Goodwill acquired during the period	—	26,168	26,168
Contingent consideration paid during the period	991	—	991

Goodwill as of December 31, 2006	$12,761	$26,168	$38,929

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Purchased Intangible and Long-lived Assets

The following is a summary of intangible assets as of December 31, 2006 and 2005:

	December 31, 2006
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
	(In thousands)

Customer lists and customer relationships	$8,100	$(1,812)	$6,288
SAP license agreement	1,100	(775)	325
Non-compete agreements	1,170	(233)	937
Order backlog	1,200	(1,200)	—

Total purchased intangibles	$11,570	$(4,020)	$7,550

	December 31, 2005
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
	(In thousands)

Marketing assets, customer lists and customer contracts	$2,966	$(811)	$2,155
SAP license agreement	1,100	(321)	779
Developed technology	1,454	(1,448)	6

Total purchased intangibles	$5,520	$(2,580)	$2,940

During 2006, the Company wrote off $2.1 million of fully-amortized intangible assets associated with its HWT business unit, which was sold during the second quarter of 2006.

Amortization expense related to the purchased intangible assets was $3.6 million, $1.1 million and $515,000 for 2006, 2005 and 2004, respectively.

The estimated future amortization expense of purchased intangible assets as of December 31, 2006, is as follows:

Total
(In thousands)

2007	$2,038
2008	1,850
2009	1,785
2010	788
2011	363
2012	363
2013	363

Total	$7,550

(11)	Investments and Minority Interest

Although the Company holds no ownership interest in the voting shares of Sapient S.p.A., the management team of Sapient S.p.A. is the exclusive licensee of Sapient’s intellectual property in Italy and the Company is entitled to a royalty equal to 2% of the annual revenue of Sapient S.p.A. beginning July 2, 2005. The Company

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

previously had an option to purchase 100% of the ownership of Sapient S.p.A. from 2007 to 2010; however, this option was terminated during 2006. There were no royalties recorded in the three years ended December 31, 2006.

(12)	Restructuring and Other Related Charges

During 2006, the Company recorded restructuring and other related charges of approximately $1.9 million, of which $572,000 related to the 2006 restructure event, $430,000 related to the 2005 restructure event and $910,000 related to the 2001, 2002 and 2003 restructure events.

2006 — Restructure Event

During the first quarter of 2006, the Company initiated a restructuring plan in the United Kingdom to better position itself to capitalize on market opportunities. As a result, 28 employees were terminated and the Company recorded $572,000 in restructuring and other related charges in the first and second quarter of 2006 for severance and termination benefits in accordance with SFAS Statement No. 112, Employers’ Accounting for Postemployment Benefits. These charges were recorded in the United Kingdom segment in the Company’s Results by Operating Segment. The Company paid approximately $572,000 during 2006 and does not expect to make any further payments related to this restructuring event.

Workforce
(In thousands)

2006 Provision	$572
Cash Utilized	(572)

Balance at December 31, 2006	$—

2005 — Restructure Event

During the fourth quarter of 2005, the Company initiated a restructuring plan to streamline general and administrative (“G&A”) activities. This initiative included the transfer of certain finance, human resources, and internal IT functions to India. As of December 31, 2006, this initiative resulted in the reduction of 21 employees and charges of approximately $430,000 and $300,000 during 2006 and 2005, respectively, to restructuring and other related charges, for severance, termination benefits and stay-bonuses in accordance with SFAS No. 112, and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges were not recorded to a segment because it impacted an area of the business that supports all business units, but is included in ’Reconciling items’ in the Results by Operating Segment. The severance accrual is included in the consolidated balance sheet in “Accrued restructuring costs, current portion”. The Company paid approximately $505,000 through the end of 2006 and paid the remainder during the first quarter of 2007.

Workforce
(In thousands)

2005 Provision	$300

Balance at December 31, 2005	$300

2006 provision	430
Cash Utilized	(505)

Balance at December 31, 2006	$225

2001, 2002 and 2003 — Restructure Events

As a result of the decline in the demand for advanced technology consulting services that began in 2000, and the resulting decline in the Company’s service revenues in 2001 and 2002, the Company restructured its workforce

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and operations in 2001, 2002 and 2003. The restructuring consisted of ceasing operations and consolidating or closing excess offices. Estimated costs for the consolidation of facilities included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sublease income.

During 2006, the Company recorded restructuring and other related charges of approximately $910,000, of which, $465,000 related to an increase in operating expense assumptions associated with the Company’s previously restructured facilities. The remaining $445,000 was primarily due to a decrease in estimated sublease income resulting from changes in market leasing conditions on previously restructured facilities. During 2005 and 2004, the Company recorded restructuring charges of approximately $6.1 million and $1.5 million, respectively, primarily due to a decrease in estimated sublease income resulting from changes in market leasing conditions on previously restructured facilities. The Company has not finalized sublease agreements for all leases and is currently involved in negotiations to sublease the vacant spaces. No employees were terminated in connection with these restructuring charges.

	Workforce	Facilities	Total
	(In thousands)

Balance at December 31, 2003	$242	$40,691	$40,933
2004 (reversals) provision	(182)	1,728	1,546
Cash Utilized	(49)	(13,939)	(13,988)
Non-cash Utilized	—	(2,358)	(2,358)

Balance at December 31, 2004	$11	$26,122	$26,133

2005 (reversals) provision	(11)	6,074	6,063
Cash Utilized	—	(9,421)	(9,421)
Non-cash Utilized	—	(1,500)	(1,500)

Balance at December 31, 2005	$—	$21,275	$21,275

2006 provision	—	910	910
Cash Utilized	—	(6,449)	(6,449)
Non-cash Utilized	—	(354)	(354)

Balance at December 31, 2006	$—	$15,383	$15,383

The total remaining accrued restructuring costs for all events are $15.6 million at December 31, 2006, of which the cash portion is $15.5 million. The net cash outlay over the next 12-month period is expected to be $3.9 million and the remainder will be paid through 2011.

These restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. The consolidation of facilities required the Company to make estimates, which included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sub-lease income. The Company’s sub-lease assumptions include anticipated rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. These estimates and assumptions are monitored on a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the future, resulting in additional adjustments and these adjustments could be material.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Income Taxes

The provision (benefit) for income taxes consists of the following:

	2006	2005	2004
		As Restated	As Restated
	(In thousands)

Federal, current	$39	$28	$160
State, current	(257)	331	63
Foreign, current	4,776	2,987	2,845

Subtotal, current income tax provision	4,558	3,346	3,068
Federal, deferred	712	160	—
State, deferred	336	28	—
Foreign, deferred	(1,174)	(4,146)	(635)

Subtotal, deferred income tax (benefit)	(126)	(3,958)	(635)

Income tax provision (benefit)	$4,432	$(612)	$2,433

Income tax expense for 2006, 2005 and 2004 differed from the amounts computed by applying the U.S. statutory income tax rate to pre-tax income as a result of the following:

	2006	2005	2004
		As Restated	As Restated

Statutory income tax rate	35.0%	35.0%	35.0%
Deferred compensation	7.7	2.4	0.2
State income taxes, net of federal benefit	(11.7)	1.1	1.3
Valuation allowance	119.3	(43.3)	(31.5)
Other, net	(3.2)	2.3	2.4

Effective income tax (benefit) rate	147.1%	(2.5)%	7.4%

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006 and 2005, deferred income tax assets and liabilities resulted from differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

	December 31,
	2006	2005
		As Restated
	(In thousands)

Deferred income tax assets (liabilities), current:
Deferred revenues	3,357	935
Allowance for doubtful accounts	870	306
Other reserves and accruals	3,645	3,223
Unbilled revenues	(7,356)	(4,367)
Restructuring charges	1,503	2,669

Gross deferred income tax assets, current	2,019	2,766
Valuation allowance	(1,204)	(2,815)

Net deferred income tax assets (liabilities), current	$815	$(49)

Deferred income taxes (liabilities), non-current:
Property and equipment	$520	$(805)
Deferred revenues	1,520	471
Deferred compensation	16,825	13,023
Goodwill and other intangibles	5,652	6,866
Tax credits	5,107	5,068
Unused net operating losses	87,089	88,227
Restructuring charges	4,772	6,104
Other	129	243

Gross deferred income taxes, non-current	121,614	119,197
Valuation allowance	(117,763)	(114,355)

Net deferred income tax assets, non-current	$3,851	$4,842

Net deferred income tax assets	$4,666	$4,793

At December 31, 2006 and 2005, the net deferred tax assets and liabilities included in the consolidated balance sheet are as follows:

	December 31,
	2006	2005
		As Restated
	(In thousands)

Current deferred tax assets	$815	$112
Non-current deferred tax assets	5,085	5,030
Current deferred tax liabilities	—	(161)
Non-current deferred tax liabilities, included other long-term liabilities	(1,234)	(188)

Net deferred tax assets	$4,666	$4,793

The Company has operating loss carry-forwards of approximately $204.0 million and $201.0 million for U.S. federal purposes, $245.0 million and $233.0 million related to state jurisdictions, and $7.0 million and

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$11.0 million related to foreign jurisdictions at December 31, 2006 and 2005, respectively. If not utilized, the federal and state net operating loss carry-forwards will begin to expire at various times beginning in 2021 and 2007, respectively. The Company’s federal and Massachusetts research and development tax credit carry-forwards for income tax purposes are approximately $4.8 million at December 31, 2006 and 2005. If not utilized, the federal tax credit carry-forwards will begin to expire in 2017. In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2001, 2002 and 2003 and uncertainty as to the extent and timing of profitability in future periods, the Company had valuation allowances of approximately $119.0 million and $117.2 million at December 31, 2006 and 2005, respectively, relating to the United States. The Company continues to believe that deferred tax assets in Germany, Canada and the United Kingdom are more likely than not to be realized and, therefore, no valuation allowance has been recorded against these assets. The assessment of the valuation allowance requires significant judgment and can materially affect net income. If the realization of deferred tax assets in the future becomes more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made.

The Company has a deferred tax asset pertaining to net operating loss carry-forwards resulting from the exercise of employee stock options of approximately $5.6 million at December 31, 2006. When recognized, the tax benefit of these loss carry-forwards will be accounted for as a credit to additional paid-in capital.

The Company reinvests unremitted earnings of certain foreign operations indefinitely and, accordingly, does not provide for income taxes that could result from the remittance of such earnings. At December 31, 2006 and 2005, earnings of such operations that could result in incremental taxes, if remitted, amounted to $34.5 million and $23.0 million, respectively.

(14)	Discontinued Operations

On May 2, 2006, the Company sold 100% of its investment in HWT, Inc. (“HWT”), the Company’s majority-owned, fully consolidated subsidiary, for which it received net cash proceeds of approximately $5.4 million. Net assets sold included cash of approximately $274,000. The Company has received additional cash proceeds of approximately $530,000 during 2007 related to holdback and escrow in accordance with the terms of the agreement. The Company has recorded a receivable for $1.2 million related to the holdback and escrow payments, which is recorded in prepaid expenses and other current assets on the Company’s consolidated balance sheet at December 31, 2006, and has recorded a payable of $213,000 in other current liabilities, representing the portion of the escrow and holdback that is due to minority shareholders. In addition, the Company could receive up to $4.0 million in earn-out payments over 2007 and 2008, which will be recorded when and if earned. The Company has reflected HWT’s historical results as discontinued operations in the consolidated financial statements for all periods. The sale of HWT resulted in a net gain on disposal (after tax) of $4.8 million. Gross revenues for HWT were $1.3 million, $6.0 million, and 5.7 million for the year-ended December 31, 2006, 2005 and 2004, respectively. Income (loss) of the discontinued operation was approximately ($433,000), $961,000, and $665,000 in 2006, 2005 and 2004, respectively. The gross revenue and income (loss) figures noted above for HWT for 2006 only include amounts recorded through April 30, 2006, as HWT was disposed of on May 2, 2006. Our financial statements and all financial information included in this report for 2006 and prior periods reflect the results of operations for HWT as a single line item listed as “Loss from discontinued operations.”

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Commitments and Contingencies

Lease Commitments

The Company maintains its executive offices in Cambridge, Massachusetts and operating offices in several locations throughout the United States and abroad. Future minimum rental commitments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2006, net of sublease income of $9.9 million under signed sublease agreements and $7.9 estimated for expected future sublease arrangements, were as follows:

Total
(In thousands)

2007	$7,515
2008	7,201
2009	5,031
2010	4,180
2011	3,672
Thereafter	4,100

Total	$31,699

Rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $9.4 million, $8.9 million and $8.3 million, respectively.

Guarantees and Indemnification Obligations

As permitted under Delaware law, the Company’s Amended and Restated Certificate of Incorporation provides that the Company will indemnify its officers and Directors for certain claims asserted against them in connection with their service as an officer or Director of the Company. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. However, the Company has purchased certain Directors’ and Officers’ insurance policies that reduce its monetary exposure and that may enable it to recover a portion of any future amounts paid. As a result of the Company’s insurance coverage, the Company believes the estimated fair value of these indemnification arrangements is minimal.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal.

The Company frequently warrants that the technology solutions it develops for its clients will operate in accordance with the project specifications without defects for a specified warranty period, subject to certain limitations that the Company believes are standard in the industry. In the event that defects are discovered during the warranty period, and none of the limitations apply, the Company is obligated to remedy the defects until the solution that the Company provided operates within the project specifications. The Company is not typically obligated by contract to provide its clients with any refunds of the fees they have paid, although a small number of its contracts provide for the payment of liquidated damages upon default. The Company has purchased insurance policies covering professional errors and omissions, property damage and general liability that reduce its monetary exposure for warranty-related claims and enable it to recover a portion of any future amounts paid. The Company typically provides in its contracts for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project. The Company has never paid any material amounts with respect to the warranties for its solutions, although the Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties. Deferred revenues on contracts related to warranties were immaterial as of December 31, 2006 and 2005.

Legal Claims

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Contingencies

On June 1, 2005, the Company issued 313,943 shares of common stock in the BIS acquisition that carry an embedded put option feature which expire over a three year period. As of December 31, 2006, the maximum amount that the Company would be required to pay in cash is approximately $480,000 for the 224,469 shares of common stock subject to this put feature.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has recorded approximately $530,000 of estimated interest and penalties associated with remittances of withholding taxes in certain of its jurisdictions related to stock-based awards.

(16)	Stock Plans

Under the provisions of SFAS No. 123R, the Company recorded $12.4 million of stock-based compensation expense in the accompanying consolidated statement of operations for the year ended December 31, 2006. Under the provisions of APB No. 25, the Company recorded $2.1 million and $3.2 million of stock-based compensation for the years ended December 31, 2005 and 2004, respectively. Stock-based compensation expense capitalized in conjunction with costs capitalizable related to internally developed software was immaterial. The Company values restricted stock awards based on the fair market value on the date of grant. Restricted Stock Unit awards with market-based vesting criteria were valued using a lattice model. The Company uses the Black-Scholes valuation model for estimating the fair value of the stock option awards with the following weighted-average assumptions:

	Year Ended
	December 31, 2006
	Stock Option	Stock Purchase
	Plans	Plan

Dividend yield	None	None
Expected volatility	63.2%	45.0%
Average risk-free interest rate	4.79%	4.82%
Expected term	6.25 years	0.5 years

Dividend yield is 0% because the Company has never paid dividends and has no current intent to do so. Expected volatility is based on the Company’s historical volatility over a period commensurate with the expected term of the award. Average risk-free interest rate is based on the historical U.S. Treasury risk-free rate over a period commensurate with the expected term of the award. Expected term is based on an analysis of the Company’s historical forfeitures and cancellations.

The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The Company estimated the forfeiture rate for 2006 based on its historical experience. Upon the adoption of SFAS No. 123R, the Company calculated the estimated forfeitures for previously recorded stock-based compensation expense. As a result of this calculation, the Company recorded a cumulative effect of the accounting change, resulting in income of $154,000, which was recognized in the statement of operations in the first quarter of fiscal year 2006.

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

The fair value per share of the Restricted Awards with time-based vesting is equal to the quoted market price of the Company’s common stock on the date of grant.

The intrinsic value of the vested Restricted Stock Units as of December 31, 2006 was $21.8 million. The purchase price for vested Restricted Stock Units is $0.00 per share. The weighted average contractual term of the Restricted Stock Units, calculated based on the service-based term of each instrument, is 2.3 years.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	1996 Equity Stock Incentive Plan

The Company’s 1996 Equity Stock Incentive Plan (the 1996 Plan) authorizes the Company to grant options to purchase common stock, and other certain other equity-related awards such as restricted common stock and restricted stock units, to employees and directors of, and consultants to, the Company. A total of 19,200,000 shares of common stock may be issued under the 1996 Plan. The 1996 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration dates of options granted. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the common stock. The exercise price of options qualifying as Incentive Stock Options may not be less than the fair market value of the common stock on the grant date. Stock options granted under the 1996 Plan are nontransferable, generally become exercisable over a four-year period and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee’s employment or other relationship with the Company). No award may be made under the plan after February 13, 2006.

(b)	1996 Director Stock Option Plan

Options granted pursuant to the Directors Plan vest in four equal annual installments commencing on the first anniversary of the date of grant and generally expire ten years after the date of grant. As of December 31, 2006 and 2005, options to purchase 96,300 shares, of common stock were outstanding under the Director Plan.

(c)	1998 Stock Incentive Plan

The Company’s 1998 Stock Incentive Plan (the 1998 Plan) authorizes the Company to grant options to purchase common stock, to make awards of restricted common stock, and to issue certain other equity-related awards to employees and directors of the Company. The total number of shares of common stock which may be issued under the 1998 Plan is 18,000,000 shares. The 1998 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration date. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the common stock. The exercise price of options qualifying as Incentive Stock Options may not be less than the fair market value of the common stock on the grant date.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Human Code 1994 Stock Option/Stock Issuance Plan

Prior to the acquisition of Human Code, options to purchase approximately 2,864,000 shares of Human Code common stock were outstanding at exercise prices between $0.10 and $3.25 per share. As a result of the acquisition, the Company assumed these outstanding Human Code stock options and converted them into options to purchase approximately 471,000 shares of the Company’s common stock at exercise prices between $1.00 and $32.64 per share. The options vest ratably over periods up to four years. The Company recorded deferred compensation of $11.2 million related to the intrinsic value of the unvested options, all of which has been amortized as of December 31, 2004. Stock-based compensation expense relating to these options was approximately $16,000 and $105,000 for 2004 and 2003, respectively. Deferred compensation was fully amortized in the first quarter of 2004. In connection with the termination of certain Human Code employees to whom the deferred compensation related, $63,000 was reversed through additional paid-in-capital during 2003. No further grants may be made pursuant to the Human Code Plan. Previously outstanding options under the Human Code Plan remain outstanding, and are exercisable for shares of the Company’s common stock.

(e)	2001 Stock Option Plan

The Company’s 2001 Stock Option Plan (the 2001 Plan) authorizes the Company to grant options to purchase common stock to employees and directors of the Company. The total number of shares of common stock which may be issued under the 2001 Plan is 12,000,000 shares. The 2001 Plan is administered by the Board of Directors, or a subcommittee thereof, which selects the persons to whom stock options are granted and determines the number of shares, the exercise prices, the vesting terms and the expiration date. Under the terms of the 2001 Plan, no stock options, including non-qualified options, may be granted at exercise prices which are below the grant date fair market value of the common stock. In connection with the Company’s internal investigation into its historical stock-based compensation practices, management determined that certain stock option grants under the 2001 Plan were made at exercise prices below fair market value (“FMV”). Although the 2001 Plan requires that all stock option awards be made at FMV, management has determined that these below-FMV awards are valid because the Company historically has honored the awards upon exercise and the Company has the ability and intent to continue honoring the awards in the future. Stock options granted under the 2001 Plan are nontransferable, generally become exercisable over a four-year period and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee’s employment or other relationship with the Company).

(f)	2002 Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (the 2002 Purchase Plan) authorizes the issuance of up to 2,700,000 shares of common stock to participating employees through a series of periodic offerings. The precise length of each offering, and the maximum number of shares available for purchase in each offering, are established by the Company’s Board of Directors in advance of the applicable offering commencement date. The first offering under the 2002 Purchase Plan ran from July 1, 2002 until February 28, 2003, and the maximum number of shares available was 720,000 shares. The second, third and fourth offerings under the 2002 Purchase Plan ran for six months each, and the maximum number of shares available in each offering was 540,000 shares (plus any unpurchased shares from previous offerings). The fifth offering under the 2002 Purchase Plan ran for four months, and the maximum number of shares available in the offering was 360,000 shares (plus any unpurchased shares from previous offerings). The sixth offering ran from January 1, 2005 until May 31, 2005, and the maximum number of shares available was 685,237, which represent the unpurchased shares from previous offerings. No new shares were available for the sixth offering. An employee becomes eligible to participate in the Purchase Plan when he or she is regularly employed by the Company for at least 20 hours a week and for more than five months in a calendar year on

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the first day of the applicable offering. The price at which employees can purchase common stock in an offering is 85 percent of the closing price of the common stock on the Nasdaq Global Market on the day the offering commences or on the day the offering terminates, whichever is lower.

(g)	2005 Employee Stock Purchase Plan

The Company’s 2005 Employee Stock Purchase Plan (the 2005 Purchase Plan) authorizes the issuance of up to 2,074,000 shares of common stock, plus 276,248 number of shares of common stock unpurchased under the Company’s 2002 Purchase Plan after the May 31, 2005 purchase, to participating employees through a series of periodic offerings. The precise length of each offering, and the maximum number of shares available for purchase in each offering, are established by the Company’s Board of Directors in advance of the applicable offering commencement date, no plan period may have a duration exceeding twelve months. The first offering under the 2005 Purchase Plan ran from June 1, 2005 until November 30, 2005, and the maximum number of shares available was 400,000 shares. The second offering began on December 1, 2005 and extended through May 31, 2006, and the maximum number of shares available was 400,000, which represented the unpurchased shares from previous offerings. On June 1, 2006, 283,926 shares were issued under the 2005 Purchase Plan related to the second offering at a price of $4.55 per share. No new shares were available for the second offering. An employee becomes eligible to participate in the Purchase Plan when he or she is regularly employed by the Company of a Designated Subsidiary for at least 20 hours a week and for more than five months in a calendar year on the first day of the applicable offering and an employee has not become ineligible to so participate. The price at which employees can purchase common stock in an offering is 85 percent of the closing price of the common stock on the Nasdaq Global Market on the day the offering terminates. As a result of the Company’s internal investigation into historic stock option practices, activity under this plan was suspended during Q3 and Q4 2006.

A summary of the status of the Company’s stock option plans for 2006, 2005 and 2004 is presented below (in thousands, except weighted average prices):

	2006		2005		2004
			As Restated		As Restated
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding as of beginning of year	18,645	$10.76	20,538	$10.45	20,009	$10.99
Options granted	6	5.96	929	7.92	4,346	6.34
Options exercised	(1,323)	3.18	(1,264)	3.08	(1,297)	3.18
Options forfeited/cancelled	(2,718)	12.90	(1,558)	11.25	(2,520)	11.40

Outstanding as of end of year	14,610	$11.05	18,645	$10.76	20,538	$10.45

Options exercisable at year-end	11,553		12,715		10,739
Weighted-average fair value of options granted during the year	$3.76		$5.28		$4.82
Aggregate intrinsic value of outstanding	$12,974		$18,317		$48,894
Aggregate intrinsic value of exercises	$4,749		$5,398		$5,528

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following are the weighted average assumptions for grants in 2005 and 2004: dividend yield of zero

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

percent for each year; expected volatility ranging from 49 percent to 99 percent for 2005 and from 101 to 108 percent for 2004; risk free interest rates ranging from 3.88 to 4.26 percent for 2005 and 3.25 to 4.00 percent for 2004; and expected lives of 3.92 to 4.56 years for 2005, and 4.56 years for 2004.

As of December 31, 2006, there remained approximately $8.7 million of compensation costs related to non-vested stock options to be recognized as expense over a weighted average period of 1.4 years. The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price
	(In thousands)			(In thousands)

$ 0.71 to $ 1.91	1,566	5.5	$1.48	1,463	$1.48
$ 1.92 to $ 2.82	2,080	6.4	2.79	1,415	2.79
$ 2.91 to $ 6.00	1,631	5.7	5.05	1,196	5.05
$ 6.03 to $ 6.12	1,811	6.8	6.05	973	6.05
$ 6.13 to $ 7.92	1,879	4.9	6.99	1,378	6.92
$ 7.94 to $10.31	2,260	3.9	9.49	1,829	9.67
$10.34 to $28.69	1,800	2.9	13.80	1,765	13.79
$28.97 to $66.38	1,575	3.2	47.06	1,526	46.99
$69.28 to $69.28	8	3.6	69.28	8	69.28

$ 0.71 to $69.28	14,610	4.9	$11.05	11,553	$12.28

The table below summarizes activity relating to Restricted Units for 2006 and 2005 (in thousands, except weighted average prices):

	2006		2005
	Number of Shares	Weighted Average	Number of Shares	Weighted Average
	Underlying	Grant Date Fair	Underlying	Grant Date Fair
	Restricted Units	Value	Restricted Units	Value

Outstanding as of beginning of year	1,654	$7.98	—	$—
Restricted units granted	3,068	5.07	1,720	7.98
Vesting	(381)	8.00	—	—
Restricted units forfeited/cancelled	(376)	7.22	(66)	7.94

Outstanding as of end of year	3,965	$5.80	1,654	$7.98

Expected to become exercisable	2,522
Weighted average contractual term	1.55
Aggregate intrinsic value of units vested and issued	$2,020		$—

As of December 31, 2006, there remained $18.8 million of compensation costs related to non-vested restricted units to be recognized as expense over a weighted average period of approximately 2.3 years.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes activity relating to Restricted Awards for 2006, 2005, and 2004 (in thousands, except for per share values):

	2006		2005		2004
		Weighted	Number of Shares		Number of Shares	Weighted
	Number of Shares	Average	Underlying	Weighted Average	Underlying	Average
	Underlying	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Restricted Awards	Fair Value	Awards	Fair Value	Awards	Fair Value

Outstanding as of beginning of year	57	$1.54	111	$1.40	185	$1.25
Restricted awards granted	—	—	—	—	3	6.83
Vesting	(50)	1.25	(54)	1.25	(62)	1.25
Restricted awards forfeited/cancelled	(7)	1.25	—	—	(15)	1.25

Outstanding as of end of year	—	$—	57	$1.54	111	$1.40

Expected to become exercisable
Aggregate intrinsic value of outstanding	—		$324		$878
Aggregate intrinsic value of vested and issued	$246		$335		$555

(1)	The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market value of the Company’s common stock on December 31, 2006, 2005 and 2004 ($5.49, $5.69 and $7.91, respectively) and the exercise price of the underlying Stock Options, Restricted Units, or Restricted Stock.

(17)	Retirement Plans

The Company established a 401(k) retirement savings plan for employees in June 1994. Under the provisions of the plan, the Company matches 25 percent of an employee’s contribution, up to a maximum of $1,250 per employee per year. Total Company contributions were approximately $800,000 in 2006, $700,000 in 2005 and $500,000 in 2004.

(18)	Stockholders’ Equity

(a)	Redeemable Common Stock

On June 1, 2005, the Company issued 313,943 shares of redeemable common stock which carry an embedded put option feature. If the Company’s average common stock per share price during the ten business days ending on each of the first, second and third anniversary of June 1, 2005, the closing date of the BIS acquisition, is less than 25% ($2.1375 per share) of the Buyer Share Price, certain holders of the shares issued as consideration can require the Company to repurchase the shares at $2.1375 per share. In June 2006, 89,474 of the redeemable shares were reclassified into stockholders’ equity when the put option lapsed. As of December 31, 2006, the maximum amount that the Company would be required to pay in cash is approximately $480,000. As the potential redemption is outside the control of the Company, the potential future cash obligation associated with the put option has been classified outside of permanent equity to a temporary equity account in the accompanying consolidated balance sheet.

(b)	Preferred Stock

The Company’s Certificate of Incorporation gives the Board the authority to issue up to 5,000,000 shares, $0.01 par value, of preferred stock with terms to be established by the Board at the time of issuance. The Company has not issued shares of preferred stock to date.

(c)	Restricted Common Stock

On October 23, 2002, the Company granted 324,500 shares of restricted common stock to senior executive officers of the Company. These shares vest ratably over a period of four years from the grant date. The Company

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measured the intrinsic value of the shares based on the market value of the shares on the date of the grant. Six of these senior executive officers have since left the Company and 90,000 shares were forfeited as a result. The stock-based compensation charge for 2006, 2005 and 2004 was approximately $0.2 million, $0.3 million and $0.6 million, respectively. All of these awards became fully vested in October 2006.

(d)	Restricted Stock Units

During the third quarter of 2005, the Company began granting restricted stock unit awards (“RSUs”) instead of the Company’s annual grant of stock options. During 2006 the Company granted approximately 3.1 million RSUs that will allow employees the right to acquire shares of the Company’s common stock. The RSUs were valued at their fair market value on date of grant and vest 25% annually over four years. During 2006, the Company granted 400,000 Restricted Stock Unit awards with market-based vesting criteria. These awards have a four year life and were valued using a lattice model. These awards had a weighted average grant date fair value of $4.03. The stock-based compensation charge related to RSU grants for 2006 and 2005 was $5.0 million and $1.8 million, respectively.

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

On November 16, 2004, Sapient’s Board of Directors authorized up to $25.0 million in funds for use in the Company’s common stock repurchase program. On February 10, 2006 the Board of Directors authorized an additional $25.0 million in funds for use in such programs. Sapient has announced that it will repurchase shares on the open market or in private transactions from time to time depending on market conditions. Each authorization shall continue for a period of two years from its inception or until it is discontinued by the Board of Directors. Under the Company’s buyback program no shares were repurchased in 2004 and approximately 3.0 million shares were repurchased in 2005 at an average price of $5.84 per share for an aggregate purchase price of $17.6 million. The Company repurchased approximately 3.4 million shares of its common stock at an average price of $5.27 per share for an aggregate purchase price of approximately $18.1 million during 2006.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)	Income Per Share

The following information presents the Company’s computation of basic and diluted income per share from continuing operations and basic and diluted net income per share for the periods presented in the consolidated statements of operations:

	2006	2005	2004
		As Restated	As Restated
	(In thousands, except per share amounts)

(Loss) income from continuing operations	$(1,419)	$25,438	$30,637
Basic (loss) income per share from continuing operations:
Weighted average common shares outstanding	123,692	124,725	123,040

Basic (loss) income per share from continuing operations	$(0.01)	$0.20	$0.25

Diluted (loss) income per share from continuing operations:
Weighted average common shares outstanding	123,692	124,725	123,040
Weighted average dilutive common share equivalents	—	5,034	5,591

Weighted average common shares and dilutive common share equivalents	123,692	129,759	128,631

Diluted (loss) income per share from continuing operations	$(0.01)	$0.20	$0.24

Net income	$3,136	$26,399	$31,302
Basic net income per share:
Weighted average common shares outstanding	123,692	124,725	123,040

Basic net income per share	$0.03	$0.21	$0.25

Diluted net income per share:
Weighted average common shares outstanding	123,692	124,725	123,040
Weighted average dilutive common share equivalents	—	5,034	5,591

Weighted average common shares and dilutive common share equivalents	123,692	129,759	128,631

Diluted net income per share	$0.03	$0.20	$0.24

Excluded from the above 2006, 2005 and 2004 computation of weighted average common shares and dilutive common share equivalents for diluted net income per share were options to purchase approximately 13.4 million, 8.7 million, and 10.4 million shares, respectively, of common stock because their inclusion would have an anti-dilutive effect on diluted net income per share.

(19)	Related Party Transactions

In October of 2006, in connection with his resignation, Jerry A. Greenberg and Sapient Corporation (the “Company”) entered into a consulting agreement pursuant to which Mr. Greenberg may provide consulting services to the Company in respect of long-term strategic planning, ongoing client relations and general business development. The consulting agreement is effective as of October 16, 2006, has an initial term of one year and may be terminated by either party upon written notice. The amount earned under this arrangement as of December 31, 2006 was $70,148, of which $57,923 was paid and $12,225 was payable as of December 31, 2006. The amount earned under this arrangement during the first quarter of 2007 was $78,563, of which $63,375 was paid and $15,188 was payable as of March 31, 2007.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)	Segment Reporting

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

The tables below present the service revenues and operating (loss) income attributable to these operating segments for the periods presented.

Service Revenues	2006	2005	2004
		As Restated	As Restated
		(In thousands)

North America Commercial	$254,112	$194,372	$136,498
Government Services	15,952	24,558	15,797
Experience Marketing	28,877	—	—
United Kingdom	72,771	65,695	63,770
Germany	33,870	28,931	32,089

Consolidated Total	$405,582	$313,556	$248,154

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Income From Continuing Operations	2006	2005	2004
		As Restated	As Restated
		(In thousands)

North America Commercial(1)	$74,343	$71,840	$51,614
Government Services(1)	2,993	11,404	5,850
Experience Marketing(1)	90	—	—
United Kingdom(1)	18,196	15,443	6,418
Germany(1)	11,341	13,367	6,835

Total Reportable Segments(1)	106,963	112,054	70,717
Less Reconciling Items(2)	(103,950)	(87,228)	(37,647)

Consolidated Income from Conintinuing Operations before Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change	$3,013	$24,826	$33,070

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income (loss) in order to arrive at consolidated income (loss) from continuing operations before income taxes include the following:

	2006	2005	2004
		As Restated	As Restated
		(In thousands)

Centrally managed functions	$77,461	$79,564	$35,503
Restructuring and other related charges	1,912	6,374	1,546
Amortization of intangible assets	3,564	1,104	515
Stock-based compensation	12,410	2,058	3,167
Interest and other (income), net	(6,167)	(4,273)	(3,076)
Unallocated expenses(3)	14,770	2,401	(8)

	$103,950	$87,228	$37,647

(3)	Includes corporate portion of both selling and marketing and general and administrative expenses.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Data

Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated statements of operations and the consolidated balance sheets:

	December 31,
	2006	2005	2004
		As Restated	As Restated
		(In thousands)

Service revenues:
United States	$268,792	$199,777	$135,283
International	136,790	113,779	112,871

Total service revenues	$405,582	$313,556	$248,154

Long-lived assets:
United States	$13,871	$8,765	$9,441
International	24,113	18,759	9,843

Total long-lived assets	$37,984	$27,524	$19,284

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(21)	Quarterly Financial Results (Unaudited)

The following tables set forth certain unaudited quarterly results of operations of the Company for 2006 and 2005. The quarterly operating results are not necessarily indicative of future results of operations. The three months ended March 31, 2006 and each of the quarterly periods in 2005 have been restated to reflect additional stock based compensation, other adjustments previously unrecorded and related tax effects for all items. See Note 2 for a description of the Restatement.

	Fourth
	Quarter
	2006	Fourth Quarter 2005
		As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
	(Unaudited)

Revenues:
Service revenues	$113,561	$82,853	$168	$83,021
Reimbursable expenses	5,521	3,794	—	3,794

Total gross revenues	119,082	86,647	168	86,815

Operating expenses:
Project personnel expenses	73,228	48,903	(265)	48,638
Reimbursable expenses	5,521	3,794	—	3,794

Total project personnel expenses and reimbursable expenses	78,749	52,697	(265)	52,432
Selling and marketing expenses	6,933	3,469	21	3,490
General and administrative expenses	31,471	22,221	266	22,487
Restructuring and other related charges	577	1,968	(1,202)	766
Amortization of intangible assets	841	382	—	382

Total operating expenses	118,571	80,737	(1,180)	79,557

(Loss) income from operations	511	5,910	1,348	7,258
Other income, net	208	16	1	17
Interest income	1,239	1,044	—	1,044

(Loss) income from continuing operations before income taxes and discontinued operations	1,958	6,970	1,349	8,319
(Benefit from) provision for income taxes	3,062	(2,881)	(382)	(3,263)

Income (loss) from continuing operations before discontinued operations	(1,104)	9,851	1,731	11,582
Income from discontinued operations	—	622	—	622

Net income (loss)	$(1,104)	$10,473	$1,731	$12,204

Basic income (loss) per share from continuing operations	$(0.01)	$0.08		$0.09

Diluted income (loss) per share from continuing operations	$(0.01)	$0.08		$0.09

Basic net income (loss) per share	$(0.01)	$0.08		$0.10

Diluted net income (loss) per share	$(0.01)	$0.08		$0.10

Weighted average common shares	123,190	124,917	—	124,917
Weighted average dilutive common share equivalents	—	3,194	161	3,355

Weighted average common shares and dilutive common share equivalents	123,190	128,111	161	128,272

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Third Quarter	Third Quarter
	2006	2005
		As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
	(Unaudited)

Revenues:
Service revenues	$106,924	$80,537	$(216)	$80,321
Reimbursable expenses	4,193	3,722	—	3,722

Total gross revenues	111,117	84,259	(216)	84,043

Operating expenses:
Project personnel expenses	72,811	50,237	294	50,531
Reimbursable expenses	4,193	3,722	—	3,722

Total project personnel expenses and reimbursable expenses	77,004	53,959	294	54,253
Selling and marketing expenses	5,670	2,926	41	2,967
General and administrative expenses	29,993	20,838	48	20,886
Restructuring and other related charges	187	—	117	117
Amortization of intangible assets	842	381	—	381

Total operating expenses	113,696	78,104	500	78,604

Income from operations	(2,579)	6,155	(716)	5,439
Other income, net	113	23	—	23
Interest income	1,067	1,050	—	1,050

Income (loss) from continuing operations before income taxes and discontinued operations	(1,399)	7,228	(716)	6,512
Provision for (benefit from) income taxes	(2,134)	943	175	1,118
Income from continuing operations before discontinued operations	735	6,285	(891)	5,394
Income (loss) from discontinued operations	—	25	—	25

Net income	$735	$6,310	$(891)	$5,419

Basic income per share from continuing operations	$0.01	$0.05		$0.04

Diluted income per share from continuing operations	$0.01	$0.05		$0.04

Basic net income per share	$0.01	$0.05		$0.04

Diluted net income per share	$0.01	$0.05		$0.04

Weighted average common shares	123,051	125,361	—	125,361
Weighted average dilutive common share equivalents	3,074	4,631	1,034	5,665

Weighted average common shares and dilutive common share equivalents	126,125	129,992	1,034	131,026

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Second Quarter	Second Quarter
	2006	2005
		As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
	(Unaudited)

Revenues:
Service revenues	$98,003	$74,940	$—	$74,940
Reimbursable expenses	3,378	2,480	—	2,480

Total gross revenues	101,381	77,420	—	77,420

Operating expenses:
Project personnel expenses	66,232	42,879	(414)	42,465
Reimbursable expenses	3,378	2,480	—	2,480

Total project personnel expenses and reimbursable expenses	69,610	45,359	(414)	44,945
Selling and marketing expenses	4,589	3,706	12	3,718
General and administrative expenses	24,244	21,073	(247)	20,826
Restructuring and other related charges	334	5,250	117	5,367
Amortization of intangible assets	844	212	1	213

Total operating expenses	99,621	75,600	(531)	75,069

Income from operations	1,760	1,820	531	2,351
Other income, net	1,211	51	(2)	49
Interest income	949	1,433	(358)	1,075

Income from continuing operations before income taxes and discontinued operations	3,920	3,304	171	3,475
Provision for (benefit from) income taxes	3,742	487	63	550

Income from continuing operations before discontinued operations	178	2,817	108	2,925
Income (loss) from discontinued operations	(65)	(53)	—	(53)
Gain on disposal of discontinued operations (net of tax provision of $342)	4,834	—	—	—

Net income	$4,947	$2,764	$108	$2,872

Basic income per share from continuing operations	$0.00	$0.02		$0.02

Diluted income per share from continuing operations	$0.00	$0.02		$0.02

Basic net income per share	$0.04	$0.02		$0.02

Diluted net income per share	$0.04	$0.02		$0.02

Weighted average common shares	124,373	124,427	—	124,427
Weighted average dilutive common share equivalents	2,725	5,185	239	5,424

Weighted average common shares and dilutive common share equivalents	127,098	129,612	239	129,851

	First Quarter			First Quarter
	2006			2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
	(Unaudited)

Revenues:
Service revenues	$87,473	$(379)	$87,094	$75,152	$122	$75,274
Reimbursable expenses	2,969	—	2,969	3,546	—	3,546

Total gross revenues	90,442	(379)	90,063	78,698	122	78,820

Operating expenses:
Project personnel expenses	57,744	198	57,942	45,372	75	45,447
Reimbursable expenses	2,969	—	2,969	3,546	—	3,546

Total project personnel expenses and reimbursable expenses	60,713	198	60,911	48,918	75	48,993
Selling and marketing expenses	6,755	78	6,833	3,510	32	3,542
General and administrative expenses	23,369	(55)	23,314	20,384	142	20,526
Restructuring and other related charges	804	10	814	—	124	124
Amortization of intangible assets	1,037	—	1,037	129	—	129

Total operating expenses	92,678	231	92,909	72,941	373	73,314

(Loss) income from operations	(2,236)	(610)	(2,846)	5,757	(251)	5,506
Other income, net	433	(36)	397	3	—	3
Interest income	951	32	983	864	148	1,012

(Loss) income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	(852)	(614)	(1,466)	6,624	(103)	6,521
(Benefit from) provision for income taxes	(169)	(69)	(238)	839	144	983

Income (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	(683)	(545)	(1,228)	5,785	(247)	5,538
(Loss) income from discontinued operations	(368)	—	(368)	366	—	366

Income (loss) before cumulative effect of accounting change	(1,051)	(545)	(1,596)	6,151	(247)	5,904
Cumulative effect of accounting change	154	—	154	—	—	—

Net income (loss)	$(897)	$(545)	$(1,442)	$6,151	$(247)	$5,904

Basic income (loss) per share from continuing operations	$(0.01)		$(0.01)	$0.05		$0.04

Diluted income (loss) per share from continuing operations	$(0.01)		$(0.01)	$0.04		$0.04

Basic net income (loss) per share	$(0.01)		$(0.01)	$0.05		$0.05

Diluted net income (loss) per share	$(0.01)		$(0.01)	$0.05		$0.05

Weighted average common shares	124,173	—	124,173	124,179	—	124,179
Weighted average dilutive common share equivalents	—	—	—	5,312	382	5,694

Weighted average common shares and dilutive common share equivalents	124,173	—	124,173	129,491	382	129,873

SAPIENT CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2006, 2005 and 2004

	Balance at				Balance at
	Beginning	Charge to			End of
Allowance for Doubtful Accounts	of Year	Expense	Recoveries	Write-Offs	Year
			(In thousands)

December 31, 2004	$1,516	$654	$(182)	$(92)	$1,896
December 31, 2005	$1,896	$726	$(1,509)	$(226)	$887
December 31, 2006	$887	$1,946	$(170)	$(90)	$2,573

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Background

During 2006 there were numerous changes to our accounting personnel. This has led to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. The turnover in accounting personnel described above is a result of the significant disruption to the financial accounting organization, processes and workload incurred during 2006 as follows:

•	the transition of key accounting and administrative functions and processes to India during 2006;

•	the changes in the finance organization and resultant significant turnover in the Company’s finance and accounting staff, including three different Chief Financial Officers during 2006; and

•	the investigation and restatement of the Company’s financial statements relating to historical stock option practices, requiring significant financial research, analysis and incremental recordkeeping.

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of December 31, 2006, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our evaluation has identified a Material Weakness in our internal control over financial reporting as noted below in Management’s Report on Internal Control over Financial Reporting. Based on the evaluation of this Material Weakness, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2006 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management identified the following material weakness as of December 31, 2006 in the Company’s internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement to the annual or interim financial statements will not be prevented or detected.

Control Environment.  We did not maintain an effective control environment as we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. This control deficiency could result in a misstatement of our financial statement accounts and disclosures that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. This control deficiency could also impede our ability to complete our financial reporting process and prepare financial statements on a timely basis. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

As a result of the material weakness in internal control over financial reporting described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2006 based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Company

Directors and Director Nominees

Our current directors, and one director nominee (James M. Benson), are listed below, with their principal occupation and business experience for at least the last five years, the names of other publicly held companies of which they serve as a director, and their age and length of service as a member of our Board of Directors, as applicable.

		Director	Principal Occupation, Other Business Experience
Name	Age	Since	and Directorships During Past Five Years

James M. Benson	60	N/A	Mr. Benson, a director nominee, is a candidate for election to our Board of Directors by our stockholders at our 2007 Annual Meeting. Mr. Benson currently is the Chief Executive Officer of Clark Benson LLC, a position he has held since January 2006, and a principal of its parent company, Clark Wamberg, LLC, a position he has held since the company’s formation in February 2007. Mr. Benson served as a director of Clark, Inc., the former parent company of Clark Benson, from January 2006 until March 12, 2007.

			Prior to joining Clark Benson, Mr. Benson served as President and Chief Executive Officer of John Hancock Life Insurance Company, a division of Manulife Financial, from 2002 to 2006. From 1997 to 2002, Mr. Benson served as President of MetLife’s Individual Business enterprise, as well as Chairman, President, and Chief Executive Officer of two separate MetLife affiliates: New England Financial, and GenAmerica Financial Corporation.

Hermann Buerger	63	2006	Mr. Buerger has served as a member of Sapient Corporation’s Board of Directors and Audit Committee chair since June 2006. Mr. Buerger was employed by Commerzbank AG from 1972 through 2004, holding a variety of senior executive positions, focusing on commercial lending for multinational businesses. Mr. Buerger retired from Commerzbank AG as Chief Executive Officer and regional board member for the Americas. Mr. Buerger currently is a director and chairman of the audit committee of EMS Technologies.

Dennis H. Chookaszian	63	2003	Mr. Chookaszian has been a director since January 2003. Since his retirement from employment in February 2001, Mr. Chookaszian has served as an independent advisor and board member for various non-profit and for-profit organizations. From November 1999 to February 2001, Mr. Chookaszian was Chairman and Chief Executive Officer of mPower, Inc., a financial advisory firm. From February 1999 to November 2001, Mr. Chookaszian was also Chairman of the Executive Committee of CNA Financial Corporation, a global insurance and financial services holding company. From October 1992 to February 1999, Mr. Chookaszian was Chairman and Chief Executive Officer of CNA Insurance Companies, a global insurance company. Mr. Chookaszian is also a director of Career Education Corporation, a for-profit educational provider, InsWeb Corporation, an online insurance portal, and Chicago Mercantile Exchange, Inc., a financial services company.

		Director	Principal Occupation, Other Business Experience
Name	Age	Since	and Directorships During Past Five Years

			Mr. Chookaszian has notified the Company that he will not stand for re-election as a director and will retire from the Board immediately prior to the Annual Meeting.

Jeffrey M. Cunningham	54	2004	Mr. Cunningham has been a director since September 2004 and has served as the Chairman of the Board of Directors since October 2006. He is Chairman, CEO, and Editor in Chief of Newsmarkets LLC, parent company of Directorship Magazine. From 2002 through 2005, Mr. Cunningham was CEO of New England Ventures, an investor in media and technology. From 2000 until 2002, Mr. Cunningham was Managing Partner of Schroders, the UK Venture company. From 1998 through 2000, Mr. Cunningham held positions as Chairman of Bankrate.com and was also President of the internet incubator, CMGI. From 1980 until 1998, Mr. Cunningham was publisher of Forbes Magazine.

			Mr. Cunningham also currently serves as a director and Governance Committee chair of Countrywide Financial, a Fortune 100 company, and a director of TheStreet.com. Mr. Cunningham’s previous public board service includes Switzerland’s Schindler Holdings, Data General, Genuity, Equivest, Pagenet and Bankrate.com.

Darius W. Gaskins, Jr.	67	1995	Mr. Gaskins has been a director since September 1995. He is a founding partner of Norbridge, Inc., formerly Carlisle, Fagan, Gaskins & Wise, Inc., a management consulting firm.

Alan J. Herrick	41	2006	Mr. Herrick has served as a director and Chief Executive Officer of Sapient since October 2006. Prior to his current position, Mr. Herrick served as Executive Vice President in charge of Sapient North America and Europe. Mr. Herrick joined Sapient in 1995. Prior to joining Sapient, Mr. Herrick held management positions at PSE&G, Prudential, Home Holdings (a division of Zurich Insurance), and several other financial services institutions.

Gary S. McKissock	64	2003	Lt. Gen. McKissock has been a director since March 2003 and currently serves as Compensation Committee chair. Since his retirement from the United States Marine Corps in November 2002, Mr. McKissock has formed a consulting firm which focuses on supply chain management and has served as an advisor to the United States Department of Defense regarding logistics and supply chain management issues. From September 1999 to November 2002, Mr. McKissock was Deputy Commandant, Installations and Logistics at the United States Marine Corps Headquarters in Washington D.C. From September 1998 to September 1999. He was commander of the Marine Corps Materiel Command. From May 1997 to September 1998, Mr. McKissock was commander of the Marine Corps Logistic Bases.

J. Stuart Moore	45	1991	Mr. Moore co-founded Sapient Corporation in 1991 and served as the Company’s Co-Chairman of the Board of Directors and Co-Chief Executive Officer from the Company’s inception until June 1, 2006, at which point Mr. Moore stepped down as Co-Chief Executive Officer. Mr. Moore continued to serve as the Co-Chairman of the Board of Directors until he elected to step down on October 16, 2006 in order to allow for an independent chairman. Mr. Moore continues to serve as a Board member.

		Director	Principal Occupation, Other Business Experience
Name	Age	Since	and Directorships During Past Five Years

Bruce D. Parker	59	1995	Mr. Parker has been a director since September 1995. He served as Executive Vice President of Sapient from December 1999 until his retirement in July 2002. Mr. Parker has served as the Chairman, CEO and President of AirNet Systems, Inc., an Express Cargo Airline since December 2006. He also serves as President of the IT Management Group LLC, a consulting company he founded after retiring from Sapient in 2002. Prior to joining Sapient, Mr. Parker served as Senior Vice President and Chief Information Officer at United Airlines, Inc. from December 1997 until December 1999. From September 1994 to December 1997, Mr. Parker was Senior Vice President - Management Information Systems and Chief Information Officer at Ryder System Inc., a transportation company.

Executive Officers of the Company

Below are the name, age and principal occupations for the last five years of each executive officer of Sapient, as of June 12, 2007. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Preston B. Bradford, Chief Operations and Administrative Officer	50	Mr. Bradford joined Sapient in September 1994. Mr. Bradford was appointed as Senior Vice President in April 2000 and Executive Vice President in February 2004. Prior to joining Sapient, Mr. Bradford held various positions with Sprint Corporation, a telecommunications company, from July 1980 to August 1994.
Alan J. Herrick, President and Chief Executive Officer	41	Mr. Herrick joined Sapient in March 1995. Mr. Herrick was appointed as Vice President in December 1996, Executive Vice President in June 2002 and President and Chief Executive Officer in October 2006.
Christian Oversohl, Vice President and Managing Director, Europe	40	Mr. Oversohl joined Sapient in April 2000, following Sapient’s merger with the company he founded, The Launch Group. Mr. Oversohl serves as Vice President and Managing Director of Sapient European Operations. Prior to joining Sapient, Mr. Oversohl was a manager at A.T. Kearney and also worked with Dicke & Wicharz Management Consulting, BMW, Henkel-Kosmetik, and Dresdner Bank.
Jane E. Owens, Senior Vice President and General Counsel	54	Ms. Owens joined Sapient in September 2000 as Senior Vice President, General Counsel and Secretary. Prior to joining Sapient, Ms. Owens served as Senior Vice President, General Counsel and Secretary of The Dial Corporation, a consumer products company, from May 1997 to September 2000.
Stephen P. Sarno, Vice President, Corporate Controller and Chief Accounting Officer	40	Mr. Sarno joined Sapient in October 2005 as Vice President, Corporate Controller and Chief Accounting Officer. Prior to joining Sapient, Mr. Sarno served as a Director of Finance with BearingPoint from 2004 to 2005. Mr. Sarno was formerly a Senior Manager with PricewaterhouseCoopers LLP.

Joseph S. Tibbetts, Jr., Senior Vice President and Chief Financial Officer	54	Mr. Tibbetts joined Sapient in October 2006 as Senior Vice President and Chief Financial Officer. Prior to joining Sapient, Mr. Tibbetts was most recently the chief financial officer of Novell, Inc. and has also held a variety of senior financial management positions at Charles River Ventures, Lightbridge, Inc., and SeaChange International, Inc. Mr. Tibbetts was formerly a partner with Price Waterhouse LLP.
Alan M. Wexler, Senior Vice President and Managing Director, North America	43	Mr. Wexler joined Sapient in April 1998 and serves as Senior Vice President and Managing Director of Sapient’s North American Operations. Since joining Sapient in 1998, Mr. Wexler has held a number of key management positions, including Vice President and Managing Director of Sapient’s Technology and Communications Group. He launched Sapient’s Global Wireless Group, and led Sapient’s Media, Entertainment, and Communication Group in New York. Prior to joining Sapient, Mr. Wexler founded and operated a management and technology-consulting firm.

Compliance with Section 16(a) of the Exchange Act

Our directors, executive officers and persons holding more than 10% of our common stock, are required under Section 16(a) of the Securities Exchange Act of 1934, as amended, to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the SEC, and to provide us with a copy of any such filings. Based on a review of the copies of such reports provided to us, and written representations that no other reports were required, we believe that our directors, officers and other persons holding more than 10% of our common stock complied with all Section 16(a) filing requirements during 2006, except as set forth below.

Administrative oversights caused late filings of the following required forms: (i) an Initial Statement of Beneficial Ownership of Securities (Form 3) for each of Christian Oversohl and Alan M. Wexler related to their October 19, 2006 designation as executive officers of the Company, (ii) a Statement of Changes in Beneficial Ownership (Form 4) for each of Sheeroy D. Desai, Alan J. Herrick, Jane E. Owens and Gary S. McKissock, relating to the amendment of outstanding options held by the reporting persons associated with Section 409A of the Internal Revenue Code of 1986; and (iii) Forms 4 for each of Preston B. Bradford, Sheeroy D. Desai, Alan J. Herrick and Jane E. Owens associated with the Company withholding certain shares to satisfy income tax obligations of the reporting persons associated with the release of vested restricted stock until awards to such persons.

Code of Ethics and Conduct

On November 9, 2006, our Board of Directors approved the amended Sapient Corporation Code of Ethics and Conduct, a copy of which is included as an exhibit to this Annual Report. Our Code of Ethics and Conduct covers all employees, directors and independent contractors of the Company, including our Chief Executive Officer and our Chief Financial Officer. A current copy of our Code of Ethics and Conduct can be found on our web site, http://www.sapient.com. Any future amendments to the Code of Ethics and Conduct, and any waivers thereto involving our executive officers will also be posted on our web site. A printed copy of these documents will be made available upon request.

Audit Committee

We maintain a separately-designated Audit Committee of our Board of Directors. The current members of the Audit Committee are Messrs. Buerger, Cunningham, and Parker, each of whom is an independent director within the meaning of the applicable NASDAQ listing rules, SEC rules and applicable securities laws and regulations. Mr. Buerger serves as the Chairperson of the Audit Committee.

Our Board of Directors has determined that Mr. Buerger is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC and applicable NASDAQ listing standards.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Compensation Objectives and Strategy

The primary purpose of Sapient’s executive compensation programs (“Executive Programs”) is to establish a meaningful reward system within an appropriate cost structure that aligns executive compensation with the interests of our shareholders. The objectives and strategy concerning our Executive Programs are as follows.

•	We administer a clear, understandable reward program that enables Sapient to attract and retain top management talent critical to improving our performance and building long-term shareholder value.

•	We aim to structure executive compensation that, subject to our executives’ and Company performance, will result in:

•	total compensation that emphasizes components tied to — and dependent upon — achievement of Company and individual performance.

•	base pay being targeted at amounts not above market median (“Median”), consistent with our emphasis on “variable” compensation (i.e., bonus pay and equity awards) over “fixed” compensation (i.e., base salary);

•	base pay plus cash bonus eligibility (“Total Cash”) targeted “at Median” for Total Cash; and

•	Total Cash, combined with equity incentive compensation, targeted to exceed the Median for total executive compensation.

•	We have designed our Executive Programs to promote a performance-based culture that rewards our executives based on both overall Company performance and individual performance. We weigh individual performance and contributions significantly in determining base salary, bonus pay and equity-based awards for our executives.

•	To encourage individual performance and achievement, we place a significant portion of our executives’ compensation at risk in the form of variable pay (defined as the annual cash bonus and equity-based awards).

•	We administer short-term (e.g., annual cash bonus) and long-term (e.g., equity-based compensation) incentives in a manner intended to promote Sapient’s short-term operational objectives, such as business unit performance, and long-term strategic goals.

Role of the Compensation Committee

The Compensation Committee (the “Committee”) of our Board of Directors approves and oversees the framework for our Executive Programs, including the elements and amounts of compensation for our executive officers. The Committee consists of three non-employee directors of Sapient, each of whom is an independent director under the Nasdaq listing requirements. The Committee’s decisions and decision-making processes concerning executive compensation are informed by consultation with Sapient’s Chief Executive Officer (the “CEO”), who provides input regarding those officers’ job performance, as well as by general market information regarding compensation trends that becomes available to the Company through its normal recruiting efforts and industry awareness or through benchmarking information provided by an outside compensation firm retained by the Company (the “Management Adviser”). Additionally, the Committee’s decisions and decision-making processes concerning executive compensation for our Chief Financial Officer (the “CFO”) have been informed by ExEquity, LLP, an independent compensation adviser retained by the Committee (the “Third-Party Adviser”). The Third-Party Adviser, as noted below, also has been advising the Committee concerning a proposed compensation package for our CEO, which we expect to finalize in the near future. The Committee’s Charter, which the full Sapient Board of Directors has approved, describes the Committee’s functions in greater detail, and is available via our website at http://www.sapient.com.

Our CEO and Vice President — People Success (who oversees the Company’s human resources functions) typically attend Committee meetings in which the Committee reviews the performance of the Company and individual executives (other than themselves) and approves executive compensation. The Committee weighs the CEO’s recommendations regarding pay issues applicable to other executives and members of senior management who compose our company-wide leadership team. Other members of management and certain other Board members may also participate in the executive compensation review and approval process on an as-requested basis. However, the Committee retains ultimate decision-making authority over the compensation decisions for these individuals, and the Committee members only (and no members of management) may approve executive compensation.

Sapient’s Board of Directors appointed our current CEO, Alan J. Herrick, to the CEO role in October 2006. Since his appointment, Mr. Herrick’s base pay and equity compensation have remained unchanged. However, with respect to Mr. Herrick’s 2006 cash bonus, the Committee determined, in consultation with the Third-Party Adviser, that Mr. Herrick’s payout should be prorated, with the bonus portion applicable to the 2006 period before Mr. Herrick became CEO being calculated on an unchanged basis, and the portion applicable to the remainder of 2006 when Mr. Herrick served as CEO being established at $70,000, to reflect Mr. Herrick’s assumption of increased responsibilities.

The Committee and Mr. Herrick are currently negotiating a proposed compensation package for Mr. Herrick for 2007. This proposed package is anticipated to be retroactive to January 1, 2007, in certain respects. In connection with these negotiations, the Committee has retained the Third-Party Adviser to provide it with benchmarking data and recommendations concerning the components and size of the proposed package. Additionally, the Committee has conducted special “executive sessions” to evaluate the package, which we expect to finalize in the near future.

Prior to Mr. Herrick’s appointment as CEO in October 2006, Jerry A. Greenberg and J. Stuart Moore, the Company’s co-founders, shared the CEO role (however, Mr. Greenberg served as sole CEO from July 31, 2006 until October 16, 2006). Each co-CEO’s compensation package consisted solely of a base salary of $50,000 for all years in which he served as co-CEO. The co-CEOs did not receive annual cash bonus awards or long-term incentive grants during their tenure as co-CEOs. Accordingly, Committee review of their compensation packages neither occurred nor was necessary.

Compensation and Benefits Structure

This section describes each aspect of our compensation and benefits structure:

•	Pay Level — determination of the appropriate levels of pay

•	Pay Mix — determination of each element of compensation, its purpose and design, and its relationship to the Executive Programs

•	Pay-for-Performance — determination of the performance measures and goals used in the Executive Programs

Pay Level

The Committee determines executive pay levels based on several factors, including an individual’s experience and role, responsibilities and performance at Sapient, and comparative pay levels for peers within Sapient and in similar job functions in the marketplace.

To the extent it deems advisable, the Committee uses appropriate tools and resources to review the aggregate value delivered to each executive by each pay element (i.e., base salary, bonus and equity-based awards). To evaluate and develop the actual and proposed compensation packages for the CFO and CEO, respectively, the Committee retained the Third-Party Adviser, who made recommendations informed by benchmarking of compensation for CEOs and CFOs in several comparable peer group companies.

For other executive officers, the Committee’s decisions and decision-making processes concerning executive compensation are informed by consultation with the CEO, who provides input regarding those officers’ job performance, as well as by general market information regarding compensation trends that becomes available to the Company through its normal recruiting efforts and industry awareness or through benchmarking information provided to the Company by the Management Adviser.

Consistent with our stated compensation philosophy to tie total compensation closely to — and make it heavily dependent upon — achievement of Company and individual performance, we emphasize “variable” compensation (i.e., bonus and equity-based awards) over “fixed” compensation (i.e., base salary). Accordingly, relative to an assessment of competitive market practices, the Committee aims to establish executive base salaries targeted not above Median, with Total Cash executive compensation targeted at Median, and total executive compensation (inclusive of equity-based incentive compensation) targeted above Median. However, pay levels and opportunities for specific individuals and/or job functions may vary from these targets, based on market demand for particular talent and other factors. As a result of our emphasis on performance-based pay, actual total compensation in a given year may vary well above or well below our targeted compensation relative to Median levels, based primarily on the Company’s attainment of its operating goals and individual performance achievement.

Pay Mix

The Committee believes strongly in the importance of assessing each pay element in relation to the other pay elements that the Executive Programs comprise. To determine optimal pay mix, the Committee reviews a variety of information provided by the Company regarding our executives, including historic equity grants, salary progression, target and actual bonus levels by year, experience levels and job responsibilities, as well as general market information.

Sapient’s Executive Programs consist of the following pay elements:

•	Base Salary — fixed pay amount determined based upon an individual’s experience and role, responsibilities and performance at Sapient, and comparative pay levels for peers within Sapient and in similar job functions in the marketplace.

•	Annual Incentive Bonus — an annual incentive pay plan that is designed to reward Company and individual performance and attainment of annual business goals, with target award opportunities generally expressed as a percentage of an executive’s base salary.

•	Long-term Incentives — stock-based awards that generally vest over several years and are intended to tie the interests of our executives to those of our shareholders, and reward the executives for achievement of our long-term business goals and Strategic Context (which comprises our purpose, core values, vision, goals and “client value proposition”). These awards also are intended to promote retention among our executives, who are our key Company leaders.

•	Benefits — additional programs offered to provide appropriate health care coverage and other benefits to our employees and their families. The Company maintains a 401(k) program for all eligible employees, but does not offer any special “tax advantaged” programs for its executives. The Committee believes our benefit plans assist Sapient in its mission to attract and retain high quality employees.

Base Salaries

As noted above, our compensation philosophy emphasizes the aspects of compensation that are performance-dependent. Accordingly, the Committee targets executive base salaries not above Median, and places greater emphasis on variable compensation in the form of bonus and equity-based awards. However, pay levels and opportunities for specific individuals and/or job functions may vary from these targets, based on market demand for particular talent and other factors.

Adjustments to executives’ base pay levels are determined annually based upon numerous factors, including individual performance, job responsibilities, impact on the development and achievement of our strategic initiatives, the then-current state of the labor market, compensation data available from general industry resources and our ability to attract and retain critical executives.

Annual Incentive Program

Our annual incentive plans are designed to reward individual performance and our achievement of our short-term operating objectives. Our executives are eligible to receive annual bonuses under our Global Performance Bonus Plan, paid in cash or equity. Consistent with our pay level strategy, we set annual incentive levels for our executives at an amount intended to generate target Total Cash compensation that is at Median. Annual incentives for our executives range from 30% to 100% of the executives’ base salaries. In 2006, our executives received annual incentive pay based on several factors, including Company and business unit operating profit, progress against our Strategic Context and an overall individual performance score. In the aggregate, and as a result of our 2006 performance, actual awards paid to our executives for 2006 were significantly less than the aggregate bonus targets that the Committee established for 2006.

To date, payments under our annual incentive plans have not qualified as “performance-based” compensation under Section 162(m) of the Internal Revenue Code (“Section 162(m)”). The Committee is currently in the process of qualifying certain future compensation for purposes of Section 162(m), but may continue to make payments that do not comply with this statute to the extent it deems necessary and/or advisable.

Messrs. Herrick and Tibbetts, who assumed the CEO and CFO roles, respectively, in October 2006, were guaranteed prorated 2006 cash bonus payouts for the period of time they served in these roles. The Committee reviewed the market appropriateness of these guaranteed payouts with the Third-Party Adviser prior to approving them.

Long-Term Incentive Program

The Committee uses long-term incentives to balance the short-term focus of our annual incentive program by tying rewards to executive performance over multi-year periods. Under three of our long-term incentive plans, approved by our shareholders at Sapient’s 1996, 1998, and 2001 Annual Meetings, the Committee may grant a variety of long-term incentive vehicles to our executives, including stock options, stock appreciation rights, restricted stock units (“RSUs”) and performance shares or units, settled in cash or stock. In 2006, the Committee approved RSUs only for equity-based awards to our executives and other employees, and this practice continues to date. However, consistent with its authority under our long-term incentive plans, the Committee may opt to grant other types of equity-based awards in the future.

The Committee believes that long-term incentives, together with annual incentives, provide significant incentives to our executives that promote high performance year-over-year and long-term retention.

In 2006, we granted time-based RSU awards to our executives that vest according to the following schedule: 33% at 18 months, and 67% at the third anniversary, following the grant date (the “Standard Vesting Schedule”). Any unvested portion of an executive’s RSU award is forfeited if the executive’s employment terminates prior to the vest date. The Committee may grant RSU (or other equity) awards based on a vesting schedule different from the Standard Vesting Schedule. Unless otherwise noted, RSU awards granted to our executive officers vest according to the Standard Vesting Schedule.

In November 2006, our Chief Financial Officer, Joseph S. Tibbetts, Jr., received both a time-based RSU award subject to the Standard Vesting Schedule, and a performance-based award of 400,000 RSUs. The performance-based RSUs vest in increments of 100,000 units when/if the average 30-day closing price of our stock equals or exceeds each of the following targets: $5.00; $10.00; $15.00; and $20.00. Any performance-based units that have not vested as of the fourth anniversary of the RSU grant date will be forfeited.

Our current executive long-term incentive granting framework involves developing RSU grant ranges for our leadership group and, within those ranges, allocating awards to our executives based on their performance during the prior year, cash compensation, amount of equity needed to achieve Median targeting, and historical equity holdings. The Committee believes this method not only ensures that each executive receives appropriate awards, but also that the awards are equitable as compared to the executive’s colleagues on our management team.

While the Company believes that both retention and long-term performance are important objectives for the long-term incentive program, the Company also believes that the “at risk” component of the long-term incentive program should be higher for our executives in more senior roles. Therefore, the ratio of RSUs to cash varies by level of participant, with our more senior executives receiving a higher percentage of their total long-term award value in the form of RSUs. In 2006, for the named executive officers (other than Messrs. Greenberg and Moore, who did not receive RSUs while serving as co-CEOs), 100% of their 2006 long-term incentive awards were granted in the form of RSUs.

While the Committee has not historically used formal benchmarking data to establish long-term incentive levels, it has relied on general market information to deliver long-term incentive awards that it perceives to be within Median ranges. Within general grant guidelines that the Committee authorizes, individual awards may be adjusted up or down to reflect the executive’s performance and his or her potential to contribute to the success of our initiatives to create shareholder value and other individualized considerations.

As part of our long-term incentive program, we typically grant equity awards to our executives once per year, on a pre-determined grant date that occurs shortly after the Committee approves the executive equity grants. The Committee reviews and approves the annual equity award for each executive at a scheduled meeting, usually held in July. Our internal human resources department, in conjunction with E*TRADE Financial, which provides us certain stock plan administration services, administers all executive and other employee equity awards.

Other Benefits and Perquisites

As employees of the Company, our executives are eligible to participate in all Company-sponsored benefits programs on the same basis as other full-time employees. These include the Company’s health and welfare benefits (e.g., medical/dental plans, disability plans, life insurance) and 401(k) Plan (or its equivalent for management team members located outside of the United States). Additionally, while our executives from time to time receive certain immaterial personal benefits from the Company, in 2006 the value of these perquisites for each executive did not exceed $10,000. We do not offer any supplemental executive health and welfare or retirement programs, or provide any other supplemental benefits or perquisites, to our executives.

Employment Contracts

The Company maintains employment agreements with Messrs. Tibbetts, Wexler and Oversohl, and currently is in the process of negotiating an employment contract with Mr. Herrick. These agreements contain severance arrangements and other benefits to the executives. Further, Mr. Tibbetts’ employment agreement contains provisions that provide him certain financial benefits in the case of a change in control of Sapient. Employment contracts and change in control provisions for the foregoing officers (except Mr. Herrick, whose agreement is not yet complete) are described on pages 119-121 of this annual report. Finally, all of our executives have agreed to covenants that protect Sapient against the executives joining a competitor, and/or soliciting Sapient clients and employees.

Pay-for-Performance

As noted, we use multiple vehicles to create a strong link between pay and performance:

•	The annual cash bonus program rewards participants for the achievement of short-term, operational goals (either through generating revenue or helping to create efficiencies in programs that help reduce costs) as well as contributions to our Strategic Context. As mentioned above, we use the annual bonus plan as a means to focus the organization on the achievement of annual performance goals.

•	RSUs reward participants for long-term commitment to Sapient. We believe our use of RSUs is appropriate, particularly given our general philosophy of aiming to link compensation to actual performance and to de-emphasize “fixed” compensation, accordingly, by positioning executive base salaries not above Median. As noted, our RSU grants generally vest over 3 years and are intended to promote senior management continuity, which is necessary to facilitate the achievement of our long-term objectives.

The Committee maintains discretion to make adjustments (upward or downward) to an executive’s incentive compensation if Company and/or individual goals are not achieved.

2006 Compensation Actions

The Committee reviews and approves salary levels for our executive officers typically on an annual basis, in July. For 2006, our named executive officers salaries increased over their 2005 salaries by an average of 8.23%. Additionally, as illustrated in our Summary Compensation Table on page 114, base salaries for our five most highly paid executives in 2006 represented between 8% and 52% of total compensation for these individuals, excluding benefits.

For 2006, we paid total annual incentives of $688,957 to our named executive officers. In the aggregate, these actual amounts represent 58% of the executives’ target annual incentive for 2006, based on Company and individual performance relative to Company/individual goals for 2006.

In 2006, we granted an aggregate of 979,500 RSU awards to our named executive officers.

Impact of Tax and Accounting on Compensation Decisions

When determining amounts of equity grants to executives and employees under our long-term incentive program, the Committee examines the accounting cost associated with the grants. Under Statement of Financial Accounting Standard No. 123(R) (revised 2004), grants of stock options, restricted stock, RSUs and other share-

based payments result in an accounting charge for the Company. The accounting charge is equal to the fair value of the instruments being issued. For RSUs, the cost is equal to the fair value of the stock on the grant date times the number of stock units granted. For stock options (if granted with time-based vesting), the cost is equal to the fair value of the option on the grant date using a Black-Scholes option pricing model times the number of options granted. RSUs granted with market-based vesting are valued using a lattice model. With respect to both RSUs and stock options, this expense is amortized over the requisite service or vesting period.

Further, as noted, the Committee is currently in the process of qualifying certain future executive compensation for purposes of Section 162(m). In this regard, we are seeking shareholder approval at our 2007 Annual Meeting of Stockholders of an amendment to our 1998 Stock Incentive Plan that will enable cash and equity awards granted thereunder to qualify for the tax benefits available under Section 162(m).

Finally, we currently are reviewing our executives’ employment agreements to determine the tax impact/implications of severance arrangements for which the executives are eligible under the agreements.

Summary of Compensation

The following table summarizes compensation for the fiscal year ended December 31, 2006 with respect to our Chief Executive Officer, Chief Financial Officer, and our three other most highly compensated executive officers who earned more than $100,000 in fiscal year 2006. We refer to these officers in this Annual Report as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

					Non-Equity
					Incentive
			Stock	Option	Plan	All Other
		Salary	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)

Alan J. Herrick(5)	2006	$300,000	$251,003	$104,528	$255,844	$1,250	$912,625
Chief Executive Officer
Joseph S. Tibbetts, Jr.(6)	2006	$61,026	$706,238	—	$29,225	$1,250	$797,739
Chief Financial Officer
Alan M. Wexler	2006	$255,000	$88,845	$91,654	$200,486	$1,250	$637,235
Senior Vice President, North America
Sheeroy D. Desai(7)	2006	$250,000	$113,294	$88,971	$110,031	$1,250	$563,546
Executive Vice President, Chief Operating Officer
Christian Oversohl(8)	2006	$263,766	$92,311	$57,434	$93,371		$506,882
Vice President, General Management, Europe
Jerry A. Greenberg(9)	2006	$39,583	—	—	—	—	$39,583
Former Co-Chairman and Chief Executive Officer
J. Stuart Moore(10)	2006	$29,167	—	—	—	—	$29,167
Former Co-Chairman and Co-Chief Executive Officer
Scott J. Krenz(11)	2006	$181,160	$918	$6,329	—	—	$7,427
Former Chief Financial Officer
Susan D. Cooke(12)	2006	$209,427	$10,614	$23,011	—	$1,250	$33,625
Former Chief Financial Officer

(1)	Amounts reflect the compensation cost of restricted stock held by the Named Executive Officer for 2006, calculated in accordance with SFAS No. 123(R) expensed over the vesting period of the restricted stock, but do not include any assumed forfeitures.

(2)	Amounts reflect the compensation cost of stock options held by the Named Executive Officers for 2006, calculated in accordance with SFAS No. 123(R) and using the Black-Scholes valuation model utilizing the

Company’s assumptions expensed over the vesting period of the stock options, but do not include any assumed forfeitures. No stock options were granted to executives in 2006.

(3)	Reflects bonus payouts made in 2007 relating to performance in 2006.

(4)	This column only includes the value of the Company’s 401(k) contributions for each executive in 2006. The Named Executive Officers from time to time received certain immaterial personal benefits from the Company in 2006, however, the value of these perquisites for each executive did not exceed $10,000.

(5)	Amounts reflect equity-based awards granted to Mr. Herrick, and payments according to Mr. Herrick’s base salary, unadjusted by his appointment as Chief Executive Officer in October 2006. However, with respect to Mr. Herrick’s 2006 cash bonus, the portion for the period prior to October 2006 is calculated on an unchanged basis, and the portion applicable to the remainder of 2006 when Mr. Herrick served as CEO is set at $70,000 to reflect Mr. Herrick’s increased responsibilities.

(6)	The Company awarded Mr. Tibbetts 625,000 restricted stock units (“RSUs”) on November 1, 2006, of which 400,000 RSUs are performance-based RSUs that vest contingent on the Company’s stock price performance, and 225,000 RSUs are subject to time-based vesting.

(7)	On January 29, 2007, Mr. Desai announced his resignation as Chief Operating Officer of Sapient Corporation, effective March 31, 2007.

(8)	As Dr. Oversohl is compensated in Euros, his base salary was converted using an average of the 2006 Euro to American Dollar exchange rate of $1.25603.

(9)	Resigned from Sapient Corporation on October 16, 2006.

(10)	Resigned from Sapient Corporation on June 1, 2006.

(11)	Resigned from Sapient Corporation on August 10, 2006.

(12)	Resigned from Sapient Corporation on October 16, 2006.

Grants of Plan-Based Awards

GRANTS OF PLAN — BASED AWARDS

		Estimated	All Other
		Future	Stock
		Payouts Under	Awards:	Exercise
		Non-Equity	Number of	or Base	Full Fair
		Incentive Plan	Shares of	Price of	Value of
		Awards(2)	Stock or	Option/	Equity
	Grant	Target	Units	Awards	Award
Name	Date(1)	($)	(#)	($/Sh)(3)	($)(4)

Alan J. Herrick	7/17/2006	$299,167	225,000	$5.00	$1,125,000
Joseph S. Tibbetts, Jr.	11/1/2006	$175,000	625,000 (5)	$5.45	$2,020,090
Alan M. Wexler	7/17/2006	$210,491	30,000	$5.00	$150,000
	10/2/2006		20,000	$5.18	$103,600
Sheeroy D. Desai	7/17/2006	$275,000	40,000	$5.00	$200,000
Christian Oversohl	10/2/2006	$215,862	22,000	$5.18	$113,960
Jerry A. Greenberg	—	N/A	—	—	—
J. Stuart Moore	—	N/A	—	—	—
Scott J. Krenz	—	—	—	—	—
Susan D. Cooke	6/19/2006	—	17,500	$5.01	$0 (6)

(1)	This column shows the SFAS No. 123(R) date of the grant. The restricted stock grants for the Named Executive Officers other than Mr. Tibbetts and Ms. Cooke were approved by the Compensation Committee effective on July 17, 2006 and October 2, 2006, at a grant price of $5.00 and $5.18, respectively, which was the closing price of Sapient stock on the grant date. On October 16, 2006, the Company’s Board of Directors approved a new hire restricted stock award for Mr. Tibbetts, which was granted on November 1, 2006 at a grant price of $5.45, the closing price of Sapient stock on the grant date. The award consists of 225,000 RSUs subject to time-

based vesting, and 400,000 RSUs subject to performance-based vesting. The start of the relevant performance period for this grant begins on November 1, 2006 and extends until November 1, 2010.

(2)	For all current executives, the target reflects 30-100% of base salary.

(3)	These prices represent Sapient’s closing stock price on the RSU grant date.

(4)	Other than as described in footnote (5) below, the Full Fair Value is determined by multiplying the number of RSUs granted in 2006 by the grant price (the closing price on the date of grant).

(5)	Mr. Tibbetts was awarded an initial grant of 475,000 RSUs on November 1, 2006, of which 400,000 RSUs vest contingent on Sapient’s stock price performance. The value of these 400,000 performance-vesting RSUs is calculated using a lattice model. The remaining 75,000 RSUs are subject to time-based vesting and the value reflects the number of shares times the grant price. Additionally, Mr. Tibbetts will receive 75,000 RSUs, also subject to time-based vesting, on each of the first and second anniversary of the date of grant of the initial grant, respectively, each with terms identical to those of the initial grant.

(6)	As of Ms. Cooke’s October 16, 2006 resignation date, no portion of the award had vested and the award was canceled.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding all outstanding equity awards held by each of the Named Executive Officers as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
							Equity Incentive Plan
								Plan Awards:
								Market or
							Plan Awards:	Payout
						Market	Number of	Value of
	Number of	Number of			Number of	Value of	Unearned	Unearned
	Securities	Securities			Shares or	Shares or	Shares,	Shares,
	Underlying	Underlying			Units of	Units of	Units or	Units or
	Unexercised	Unexercised	Option	Option	Stock That	Stock That	Other Rights	Other Rights
	Options (#)	Options (#)	Exercise	Expiration	Have Not	Have Not	That Have	That Have
Name	Exercisable	Unexercisable	Price ($)	Date	Vested (#)	Vested(1) ($)	Not Vested (#)	Not Vested (1)($)

Alan J. Herrick					23,550(5)	$129,290
					225,000(6)	$1,235,250
	8,000	—	$4.16	4/28/2007
	19,000	—	$6.11	9/11/2007
	49,716	—	$9.25	5/11/2008
	70,000	—	$11.00	12/15/2008
	60,000	—	$34.55	11/1/2009
	1,000	—	$35.75	2/28/2010
	10,000	—	$10.31	3/15/2011
	10,000	—	$10.90	5/15/2011
	22,500	—	$5.93	12/3/2011
	22,500	—	$7.25	1/2/2012
	18,150	—	$1.47	5/31/2012
	18,150	—	$1.76 *	5/31/2012
	18,700	—	$1.55	6/18/2012
	45,000	15,000(2)	$3.14 *	6/16/2013
	25,000	25,000(3)	$6.04	6/1/2014
	7,500	7,500(4)	$7.92	12/17/2014

Joseph S. Tibbetts, Jr.(7)					225,000	$1,235,250	300,000	$1,647,000

	Option Awards					Stock Awards
								Equity Incentive Plan
									Plan Awards:
									Market or
								Plan Awards:	Payout
							Market	Number of	Value of
	Number of	Number of				Number of	Value of	Unearned	Unearned
	Securities	Securities				Shares or	Shares or	Shares,	Shares,
	Underlying	Underlying				Units of	Units of	Units or	Units or
	Unexercised	Unexercised	Option		Option	Stock That	Stock That	Other Rights	Other Rights
	Options (#)	Options (#)	Exercise		Expiration	Have Not	Have Not	That Have	That Have
Name	Exercisable	Unexercisable	Price ($)		Date	Vested (#)	Vested(1) ($)	Not Vested (#)	Not Vested (1)($)

Alan M. Wexler						18,000(11)	$98,820
						30,000(12)	$164,700
						20,000(13)	$109,800
	28,000	—	$12.89		4/13/2008
	20,000	—	$11.00		12/15/2008
	12,000	—	$16.31		4/13/2009
	20,000	—	$53.63		1/14/2010
	3,660	—	$35.75		2/28/2010
	7,500	—	$10.31		3/15/2011
	7,500	—	$10.90		5/15/2011
	1	—	$5.93		12/3/2011
	7,500	—	$7.25		1/2/2012
	25,000	—	$1.47		5/31/2012
	10,000	10,000(8)	$2.82		6/16/2013
	5,000	10,000(9)	$6.04		6/1/2014
	10,000	10,000(10)	$7.92		12/17/2014

Sheeroy D. Desai						26,025(16)	$142,877
						40,000(17)	$219,600
	200,000	—	$8.48		10/13/2008
	2,202	—	$35.75		2/28/2010
	15,000	—	$46.22		5/25/2010
	50,000	—	$10.31		3/15/2011
	50,000	—	$10.90		5/15/2011
	25,001	—	$5.93		12/3/2011
	12,499	—	$6.46	*	12/3/2011
	37,500	—	$7.25		1/2/2012
	43,550		$1.47		5/31/2012
	21,450	—	$1.76	*	5/31/2012
	22,500		$2.82		6/16/2013
	45,000	22,500(14)	$3.14	*	6/16/2013
	25,000	25,000(15)	$6.04		6/1/2014

Christian Oversohl						7,500(20)	$41,175
						6,375(21)	$34,999
						22,000(22)	$120,780
	65,354	—	$28.69		11/13/2010
	7,500	—	$5.93		12/3/2011
	7,500	—	$7.25		1/2/2012
	10,000	10,000(18)	$2.82		6/16/2013
	21,250	21,250(19)	$6.04		6/1/2014

Jerry A. Greenberg(23)

J. Stuart Moore(24)

Scott J. Krenz(25)

Susan D. Cooke
	30,000	—	$6.47		12/15/2007
	31,800	—	$11.00		12/15/2008
	32,000	—	$51.16		1/18/2010
	8,000		$58.88	*	1/18/2010
	2,202	—	$35.75		2/28/2010
	20,000	—	$10.31		3/15/2011
	20,000	—	$10.90		5/15/2011
	11,250	—	$5.93		12/3/2011
	11,250	—	$7.25		1/2/2012
	26,800		$1.47		5/31/2012
	13,200	—	$1.76	*	5/31/2012
	33,750	—	$2.82		6/16/2013
	10,000	—	$6.04		6/1/2014

*	Options were amended, as filed with the SEC, to avoid the adverse tax consequences of Section 409A of the Internal Revenue Code of 1986, as amended, by increasing the exercise price of the affected portion of the option award to the fair market value on the date of grant.

(1)	Assumes a stock price of $5.49 as of December 29, 2006 to calculate the in-the-money value of unvested equity.

(2)	Stock options become fully exercisable on July 1, 2007.

(3)	Stock options become exercisable in equal installments on each of June 1, 2007 and June 1, 2008.

(4)	Stock options become exercisable in equal installments on each of December 17, 2007 and December 17, 2008.

(5)	Restricted stock vests in equal installments on each of July 1, 2007, July 1, 2008, and July 1, 2009.

(6)	74,250 shares of restricted stock vest on January 17, 2008, and 150,750 shares of restricted stock vest on July 17, 2009.

(7)	Of the 225,000 RSUs subject to time-based vesting and valued at $1,235,250 in this table, 75,000 RSUs are awarded to Mr. Tibbetts on each of the first and second anniversary of the date of grant of the Initial Grant, November 1, 2006, provided Mr. Tibbetts is still employed by the Company. The 300,000 RSUs listed on this table and valued at $1,647,000 are the unvested portion of an RSU grant that vests in the following amounts if and when the average 30-day closing price of the Company’s common stock as listed on the Nasdaq Global Market equals or exceeds the following per share prices, provided Mr. Tibbetts is still employed by the Company on each such vesting date: 100,000 shares at $5.00 per share (the “First Vest Event”); 100,000 shares at $10.00 per share; 100,000 shares at $15.00 per share; and 100,000 shares at $20.00 per share. The value of the unvested shares was calculated using a lattice model. As of December 31, 2006, 100,000 shares had vested per the achievement of the First Vest Event.

(8)	Stock options become fully exercisable on July 1, 2007.

(9)	Stock options become exercisable in equal installments on each of June 1, 2007 and June 1, 2008.

(10)	Stock options become exercisable in equal installments on each of December 17, 2007 and December 17, 2008.

(11)	Restricted stock vests in equal installments on each of July 1, 2007, July 1, 2008 and July 1, 2009.

(12)	9,900 shares of restricted stock vest on January 17, 2008 and 20,100 shares of restricted stock vest on July 17, 2009.

(13)	6,600 shares of restricted stock vest on April 2, 2008 and 13,400 shares of restricted stock vest on October 2, 2009.

(14)	Due to Mr. Desai’s resignation from the Company on March 31, 2007, the unvested shares underlying this stock option have terminated.

(15)	Due to Mr. Desai’s resignation from the Company on March 31, 2007, the unvested shares underlying this stock option have terminated.

(16)	Due to Mr. Desai’s resignation from the Company on March 31, 2007, the unvested shares underlying this restricted stock award have terminated.

(17)	Due to Mr. Desai’s resignation from the Company on March 31, 2007, the unvested shares underlying this restricted stock award have terminated.

(18)	Stock options become exercisable in equal installments on each of July 1, 2007 and July 1, 2008.

(19)	Stock options become exercisable in equal installments on each of June 1, 2007 and June 1, 2008.

(20)	Restricted stock fully vests on July 1, 2007.

(21)	Restricted stock vests in equal installments on each of July 1, 2007, July 1, 2008, and July 1, 2009.

(22)	7,260 shares of restricted stock vest on April 2, 2008 and 14,740 shares of restricted stock vest on October 2, 2009.

(23)	Mr. Greenberg received no stock options, restricted stock or other equity-based awards during his tenure at the Company.

(24)	Mr. Moore received no stock options, restricted stock or other equity-based awards during his tenure at the Company.

(25)	All of Mr. Krenz’s outstanding equity awards terminated upon his August 10, 2006 resignation.

Option Exercises and Stock Vested

The following table provides information regarding the number of shares of common stock acquired and the value realized pursuant to the vesting of stock awards, during fiscal 2006 by each of the Named Executive Officers.

OPTION EXERCISES AND STOCK VESTED — 2006

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized	Acquired on	Value Realized
Name	Exercise (#)	Upon Exercise ($)	Vesting (#)	on Vesting ($)

Alan J. Herrick	—	—	7,850	$41,605
	—	—	12,500	$65,750
Joseph S. Tibbetts, Jr.	—	—	100,000	$575,000
Alan M. Wexler(1)	10,000	$45,548	6,000	$31,800
	7,499	$15,523	6,250	$32,875
	5,000	$8,925	—	—
Sheeroy D. Desai	—	—	8,675	$45,978
	—	—	8,750	$46,025
Christian Oversohl	—	—	7,500	$39,750
	—	—	2,125	$11,263
Jerry A. Greenberg	—	—	—	—
J. Stuart Moore	—	—	—	—
Scott J. Krenz	—	—	3,000	$15,900
Susan D. Cooke	—	—	1,875	$9,938

(1)	Mr. Wexler’s stock options were exercised as follows:

Shares	Exercise Date	FMV	Strike Price

10,000	02/22/2006	$7.37	$2.82
7,499	03/03/2006	$8.00	$5.93
5,000	03/06/2006	$7.83	$6.04

Pension Benefits

We have no pension plans or long-term incentive plans.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We have no nonqualified defined contribution or deferred compensation plans.

Employment, Severance and Change of Control Agreements

Employment Agreements

The Company has entered into employment agreements with certain of its Named Executive Officers, as described below. Additionally, all of our executives have agreed to covenants that protect Sapient against the executives joining a competitor, and/or soliciting Sapient clients and employees.

Joseph S. Tibbetts, Jr.  On October 16, 2006, the Company and Mr. Tibbetts entered into an agreement pursuant to which the parties agree that Mr. Tibbetts will serve as Senior Vice Present and Chief Financial Officer of Sapient. The agreement has no set term, and indicates that Mr. Tibbetts’ employment is on an “at-will” basis. Under the agreement, Mr. Tibbetts’ annual base salary is $350,000 and he is entitled to a prorated performance bonus with a target of $175,000 for 2006, and eligible for a performance bonus with a target of not less than $175,000 for 2007. Mr. Tibbetts was awarded 625,000 RSUs, of which 400,000 are subject to performance-based vesting, and 225,000 are subject to time-based vesting. The 400,000 performance-based RSUs, vest in four equal installments, if and when the average 30-day closing price of the Company’s common stock on the Nasdaq Global Market equals or exceeds $5.00, $10.00, $15.00, and $20.00, respectively, provided he is still employed by the Company at the time such vesting occurs. Of the 225,000 RSUs subject to time-based vesting, 75,000 are granted upon employment (the “Initial Grant”), with 24,750 vesting 18 months from the date of grant of the Initial Grant, November 1, 2006, and 50,250 vesting on the third anniversary of the Initial Grant. Additionally, 75,000 RSUs will commence vesting on each of the first and second anniversary of the Initial Grant, respectively, on vesting terms identical to the vesting terms of the Initial Grant.

If his employment is terminated by the Company without Cause or by Mr. Tibbetts for Good Reason, and other than pursuant to a Change-in-Control (as these terms are defined in the agreement), the Company is required to provide Mr. Tibbetts compensation equal to 150% of his base salary and target bonus amount, benefits continuation, and the acceleration of certain outstanding RSUs. In the event of a Change-in-Control, all outstanding RSUs held by Mr. Tibbetts shall become fully vested. Should Mr. Tibbetts be terminated within the two-year period following such Change-in-Control, he will be paid a lump-sum payment equal to 200% of his base salary and target bonus amount. See “Potential Payments on Termination or Change in Control” below.

Alan M. Wexler.  On April 1, 2002, the Company entered into a letter agreement with Alan M. Wexler, pursuant to which Mr. Wexler is entitled to severance compensation in an amount equal to one year of base salary and bonus payments if he is terminated by the Company without cause.

Christian Oversohl.  On January 8, 2005, Sapient GmbH, a Company subsidiary of which the Company is the sole shareholder, entered into an agreement with Dr. Oversohl, under which it is agreed that Dr. Oversohl, a Vice President of the Company, will serve as Managing Director of Sapient GmbH. The agreement terminates on June 30, 2007. Pursuant to the agreement, Mr. Oversohl is entitled to severance compensation in an amount equal to 10 months of base salary payments if he is terminated by the Company without cause.

The Company is currently in the process of finalizing the terms of an employment agreement to be entered into by and between the Company and Alan J. Herrick, our Chief Executive Officer. Details of the terms and conditions of Mr. Herrick’s employment agreement will be disclosed in a filing made on Form 8-K upon finalization and execution thereof.

Potential Payments upon Termination or Change-in-Control

As described under “Employment Agreements” above, the Company is required to make certain payments to Mr. Tibbetts upon his termination of employment. The following table shows what those payments would be, assuming a termination date of December 29, 2006. Amounts listed under the “Terminations following a Change in Control” column assume a December 29, 2006 Change-in-Control.

								Terminations Following a
								Change-In-Control
								Termination by
								the Company
								for Cause;
								Voluntary
			Termination by					Termination
			the Company					by the
			for Cause;					Named
			Voluntary					Executive	Termination by
			Termination by					Officer; or	the Company
			the Named					Termination as a	Without Cause
			Executive					Result of	or by the
			Officer;	Termination by				Normal	Named
			or Termination as	the Company				Retirement,	Executive
			a Result of	Without Cause				Death, or	Officer with
			Normal	or by the Named				Disability	Good Reason
			Retirement,	Executive Officer		Change-In-Control		Following a	Following a
			Death	with Good		(Without		Change-in-	Change-in-
			or Disability	Reason		Termination)		Control	Control

Cash Severance	Base Salary	Multiple	—	1.5		—		—	2.0
			$—	$525,000		—		—	$700,000

	Bonus	Multiple	—	1.5		—		—	2.0
			$—	$262,500		—		—	$350,000

Equity(1)	Value of Vested Equity(3)		$549,000	$549,000		$549,000		$549,000	$549,000

	Value of Accelerated		—	$137,250	(5)	$3,294,000	(6)	—	$3,294,000	(6)
	Unvested Equity(4)
Prorated Bonus(2)			—	$29,162	(7)	—		—	—
Benefits Continuation			—	$0	(8)	—		—	—
Total			$549,000	$1,502,912		$2,607,750		$549,000	$3,657,750

(1)	Represents all outstanding equity awards held by Mr. Tibbetts as of December 29, 2007.

(2)	Assumes that all bonus amounts provided under Sapient’s annual incentive bonus plan were earned in full in 2006, are based on actual performance, and are not treated as subject to the golden parachute excise tax upon a change in control. Earned amounts under Sapient’s annual incentive bonus plan are treated as paid for purposes of the severance estimates.

(3)	Represents the in-the-money value of all vested and outstanding long-term incentive awards, based on a stock price of $5.49 (the closing price of the Company’s common stock on the Nasdaq Global Market on December 29, 2006). As of December 29, 2006, one fourth of the 400,000 performance-based RSUs awarded to Mr. Tibbetts were fully vested pursuant to the grant’s performance vesting schedule and will be delivered to Mr. Tibbetts upon termination for any reason.

(4)	Represents the value of all accelerated equity, based on a stock price of $5.49.

(5)	Any unvested RSUs subject to performance-based vesting will continue to vest during the 90-day period following termination. Outstanding time-based RSUs will be subject to accelerated vesting such that the next scheduled vesting date will be deemed to have occurred on the date of termination. Mr. Tibbetts will be entitled to the value of 25,000 time-based RSUs as a result of accelerated vesting.

(6)	Reflects the value of all unvested time-based RSUs (225,000 shares) and all unvested performance-based RSUs (300,000 shares).

(7)	Reflects an estimated prorated target bonus amount for the period during which Mr. Tibbetts was employed in 2006, based on his October 31, 2006 employment start date.

(8)	As outlined in his employment agreement, Mr. Tibbetts is eligible for benefits continuation for the 18-month period following termination without Cause or for Good Reason. However, because Mr. Tibbetts will not be a participant in Sapient’s benefits programs until mid-2007, no value is reflected. If Mr. Tibbetts were eligible for benefits contribution, benefits would be payable in either a single lump sum or in installments upon his reaching normal retirement age (as defined as age 59 1/2). Mr. Tibbetts is not currently of retirement age.

Director Compensation

The following table sets forth in summary form information concerning the compensation that we paid during the fiscal year ended December 31, 2006 to each of our non-employee directors.

	Fees Earned	Stock
	or Paid in	Awards	Option	All Other
Name	Cash ($)(1)	($)(2)(4)	Awards ($) (3)(4)	Compensation ($)(5)	Total ($)

Hermann Buerger	$47,292	$9,950	—	$40,000	$97,242
Dennis H. Chookaszian	$51,208	$23,342	$29,683	—	$104,234
Jeffrey M. Cunningham	$58,500	$23,342	$37,236	$40,000	$159,078
Darius W. Gaskins, Jr.	$62,000	$23,342	$14,905	—	$100,247
Gary S. McKissock	$51,000	$23,342	$27,568	—	$101,910
Bruce D. Parker	$44,000	$23,342	$19,609	—	$86,951

(1)	Amount includes all payments made in 2006 for meeting attendance, and, where applicable, service as a lead director and/or a committee chair.

(2)	Amounts reflect the compensation cost of the restricted stock held by our non-employee directors for the year ended December 31, 2006, calculated in accordance with SFAS No. 123(R) expensed over the vesting period of the restricted stock, but do not include any assumed forfeitures.

On June 1, 2006, all non-employee directors, except Mr. Buerger, received a RSU grant with a fair market value of $40,000 that will “cliff” vest 100% on June 1, 2007. Mr. Buerger received an RSU grant with a fair market value of $68,250 that vests 25% per year for four years.

(3)	Amounts reflect the compensation cost of the stock options held by our non-employee directors for the year ended December 31, 2006, calculated in accordance with SFAS No. 123(R) and using the Black-Scholes valuation model utilizing the Company’s assumptions expensed over the vesting period of the stock options, but does not include any assumed forfeitures. No stock options were granted to our directors in 2006.

(4)	As of December 31, 2006, our non-employee directors have the following RSUs and stock options outstanding:

Director	RSUs Outstanding	Options Outstanding

Hermann Buerger	12,500	None
Dennis H. Chookaszian	7,326	65,100
Jeffrey M. Cunningham	7,326	22,600
Darius W. Gaskins, Jr.	7,326	103,100
Gary S. McKissock	7,326	65,100
Bruce D. Parker	7,326	557,396

(5)	Reflects a one-time payment for service relating to the investigation of the Company’s historical stock-based compensation practices.

As of January 1, 2007, as consideration for their service on the Board, we pay each of our non-employee directors an annual retainer of $15,000 and the following additional retainers, as applicable:

•	Chairman	$50,000
•	Lead Director	$20,000
•	Chairman of the Audit Committee	$30,000
•	Chairman of the Compensation Committee	$10,000
•	Chairman of the Nominating and Governance Committee	$5,000

All annual retainers are paid in four equal quarterly installments, provided that the Director continues to serve in such capacity. Additionally, we pay non-employee directors the following attendance fees:

•	Attendance in person at a Board meeting	$2,000
•	Attendance in person at Audit Committee meeting	$1,000
•	Attendance in person at a Committee meeting	$750

If a director participates in either a Board or committee meeting by telephone, rather than in person, or if the committee meeting is held on the same day and at the same location as a Board meeting, the director receives one-half of the applicable meeting fees. Additionally, we reimburse each non-employee director for expenses incurred in connection with his meeting attendance. Except as outlined above, our directors receive no other cash compensation for serving as directors.

Pursuant to our 1998 Stock Incentive Plan, and under the revised Board compensation plan approved by our directors effective as of January 1, 2007, each of our non-employee directors is granted the following equity grants in connection with his service on the Board:

Board Membership Status	Equity Grants(1)	Vesting Schedule

Initial election to our Board of Directors:	RSU grant in the amount equal to the number of shares of Sapient common stock having an aggregate fair market value of $75,000 (but in no event exceeding 12,500 shares).	Vests in four equal annual installments (provided that the RSU holder is serving as a director on each vest date).
Re-election to our Board of Directors:	RSU grant in the amount equal to the number of shares of Sapient common stock having an aggregate fair market value of $40,000.	Vests in full on the first anniversary of the date of the grant (provided that the RSU holder is serving as a director on the vest date).

(1)	The fair market value of the equity grants is calculated based on the last reported sale price per share of our common stock on the date of grant, as listed on the Nasdaq Global Market.

Effective as of the date of our 2007 Annual Meeting of Stockholders, the Board has approved the following adjustments to compensation paid to non-employee directors under the Board compensation plan:

•	An increase to the Annual Board Member Retainer from $15,000 to $25,000;

•	An increase to the Annual Board Chair Retainer from $50,000 to $60,000;

•	Elimination of the Lead Independent Director Retainer; and

•	An increase to the Annual Compensation Committee Chair Retainer from $10,000 to $20,000.

All other cash compensation paid to our non-employee directors under the Board compensation plan is to remain unchanged. No adjustments were made to stock units granted under the Board compensation plan.

Change of Control Arrangements in Director Stock Options

Certain stock options that we have granted to our directors contain “change in control” provisions. Under the terms of the applicable stock option agreement for each of these grants, the vesting of shares under these stock option grants will be accelerated by twelve months in the event of a change in control of the Company. The following table summarizes the director stock options containing such “change in control” provisions:

Number of Underlying
Director	Option Shares

Hermann Buerger	—
Dennis H. Chookaszian	57,326
Jeffrey M. Cunningham	23,626
Darius W. Gaskins	27,326
Gary S. McKissock	57,326
Bruce D. Parker	37,326

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of June 4, 2007 regarding the beneficial ownership of shares of our common stock by: (i) each person, or group of affiliated persons, known by us to beneficially own more than five percent of our common stock, (ii) each director and nominee for director, (iii) each of our executive officers named in the Summary Compensation Table included earlier in this Annual Report, and (iv) all of our current executive officers and directors as a group. The table is based on information supplied by our officers, directors, 5% stockholders, and a review of Schedules 13G, if applicable, as filed with the SEC.

The number of shares beneficially owned includes any shares which may be acquired by exercising stock options that are either immediately exercisable or will become exercisable on or before August 3, 2007 (60 days from June 4, 2007) as well as any RSUs that have not yet vested but which will be vested as of that date. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the person’s percentage ownership, but they are not treated as outstanding for purposes of computing the percentage ownership of any other person. Applicable percentages are based on 123,679,495 shares of common stock outstanding as of June 4, 2007.

	Amount and Nature of Beneficial Ownership(1)
		Number of		Percentage
	Number of	Options		of Outstanding
	Shares	Exercisable on		Common Stock
	Beneficially	or Before		Beneficially
Name of Beneficial Owner	Owned	08/3/2007	Total	Owned

5% Stockholders
Jerry A. Greenberg(2)	20,508,741	—	20,508,741	16.6%
c/o Bowditch & Dewey, LLP One International Place Boston, MA 02110-2602
J. Stuart Moore(3)	21,156,832	—	21,156,832	17.1%
c/o Sapient Corporation 25 First Street Cambridge, MA 02141
Samuel C. Sichko (as trustee)(4)	16,546,705	—	16,546,705	13.4%
Bowditch & Dewey, LLP One International Place 44th Floor Boston, MA 02110
Paul E. George (as trustee)(5)	8,134,270	—	8,134,270	6.6%
Kellogg & George, P.C 8 Grove Street Wellesley, Massachusetts 02482
Wellington Management Company, LLP(6)	16,733,391	—	16,733,391	13.5%
75 State Street Boston, MA 02109

	Amount and Nature of Beneficial Ownership(1)
		Number of		Percentage
	Number of	Options		of Outstanding
	Shares	Exercisable on		Common Stock
	Beneficially	or Before		Beneficially
Name of Beneficial Owner	Owned	08/3/2007	Total	Owned

Directors and Nominees
James M. Benson	—	—	—
Hermann Buerger	3,125	—	3,125		*
Dennis H. Chookaszian(7)	7,326	65,100	72,426		*
Jeffrey M. Cunningham	72,326	14,450	86,776		*
Darius W. Gaskins, Jr.	97,726	103,100	200,826		*
Gary S. McKissock	12,326	65,100	77,426		*
J. Stuart Moore	See “5% Stockholders” Above
Bruce D. Parker	9,629	557,396	567,025		*
Named Executive Officers
Alan J. Herrick	50,351	440,566	501,039		*
Joseph S. Tibbetts, Jr.	100,000	—	100,000		*
Alan M. Wexler	15,105	177,161	192,266		*
Sheeroy D. Desai(8)	832,052	549,702	1,381,754
Christian Oversohl	158,770	136,854	295,624		*
Scott J. Krenz(9)	3,000	—	3,000		*
Susan D. Cooke(10)	61,617	250,252	311,869		*
Jerry A. Greenberg(11)	See “5% Stockholders” Above
J. Stuart Moore(12)	See “5% Stockholders” Above
All Executive Officers and Directors, as a Group (17 persons)(13)	23,018,600	3,672,711	26,691,311	21.6%

*	Less than 1%

(1)	To the best of our knowledge, each stockholder possesses sole voting and investment power with respect to the shares listed, except as otherwise noted, and subject to community property laws where applicable.

(2)	Includes (i) 4,209,618 shares held by two trusts of which Mr. Greenberg is a co-trustee and over which he shares voting or investment power, (ii) 18,262 shares held by a trust of which Mr. Greenberg’s wife is a co-trustee and in which his wife and children are beneficiaries, and over which his wife shares voting and investment power, and (iii) 3,573,893 shares held by three trusts, over which Mr. Greenberg does not have voting or investment power, but in which he is a beneficiary. Mr. Greenberg disclaims beneficial ownership of the shares held by the trusts except to the extent of his pecuniary interest therein.

(3)	Includes (i) 925,577 shares held by a trust of which Mr. Moore’s wife is a co-trustee and in which his wife and children are beneficiaries, and over which his wife shares voting and investment power, (ii) 160,000 shares held by Eaglis Aggressive Growth, LLC, a Massachusetts limited liability company of which Mr. Moore is the manager, and over which Mr. Moore has sole voting and investment control (iii) 1,074,910 shares held by a trust over which Mr. Moore does not have voting or investment power, but in which he is a beneficiary, and (iv) 6,148,442 shares held by a trust over which Mr. Moore does not have voting or investment power, but in which his children are beneficiaries. Mr. Moore disclaims beneficial ownership of the shares held by the trusts except to the extent of his pecuniary interest therein.

(4)	Mr. Sichko serves as trustee or co-trustee of certain trusts established by Messrs. Greenberg and Moore. The shares listed in the above table represent shares of common stock over which Mr. Sichko maintains sole voting or investment control (5,113,735 shares) and shares voting or investment control (11,432,970 shares) as trustee or co-trustee of these trusts. Mr. Sichko has disclaimed beneficial ownership of, and any pecuniary interest in, all shares of common stock held by these trusts.

(5)	Mr. George is a co-trustee of certain trusts established by Mr. Moore. The 8,134,270 shares listed in the above table represent shares of common stock over which Mr. George shares voting or investment control in his capacity as co-trustee. Mr. George does not maintain sole voting or investment control with respect to any of the shares of common stock held by these trusts, and has disclaimed beneficial ownership of, and any pecuniary interest in, all such shares.

(6)	Based on Schedule 13G filed with the SEC on February 14, 2007, Wellington Management Company, LLP, in its capacity as an investment adviser, reported that as of December 31, 2006, may be deemed to beneficially own 16,733,391 shares of common stock which are held of record by clients of Wellington Management. Of the 16,733,391 shares, Wellington Management shares the power to vote 12,476,891 shares and has shared power to dispose or to direct the disposition of 16,379,291 shares.

(7)	Mr. Chookaszian has notified the Company that he will not stand for re-election as a Director and will retire from the Board immediately prior to the Annual Meeting.

(8)	Mr. Desai, a former executive officer of the Company resigned effective March 31, 2007.

(9)	Mr. Krenz, former Chief Financial Officer of the Company, resigned on August 10, 2006.

(10)	Ms. Cooke served as Chief Financial Officer of the Company from August 10, 2006 until her resignation on October 16, 2006.

(11)	Mr. Greenberg co-founded Sapient in 1991 and served as Co-Chief Executive Officer and Co-Chairman of the Board together with J. Stuart Moore until July 31, 2006, from which date he continued to serve as the Company’s sole Chief Executive Officer until his resignation on October 16, 2006. Mr. Greenberg continues to serve as a consultant to the Company.

(12)	Mr. Moore, co-founder and former Co-Chief Executive Officer and Co-Chairman of the Board of the Company, resigned as Co-Chief Executive Officer on June 1, 2006. Mr. Moore continues to serve as a Director, although he stepped down as Chairman of the Board on October 16, 2006.

(13)	Includes 418,171 shares (and 656,515 shares subject to options exercisable within 60 days) held by three officers not required to be named in this table.

The following table summarizes, as of December 31, 2006, the number of options issued under our equity compensation plans and the number of awards available for future issuance under these plans.

(c)
Number of Securities
		(b)	Remaining Available for
	(a)	Weighted-Average	Future Issuance Under
	Number of Securities	Exercise Price of	Equity Compensation Plans
	to be Issued Upon Exercise	Outstanding	(Excluding Securities
	of Outstanding Options,	Options,	Reflected in Column
Plan Category	Warrants and Rights	Warrants and Rights	(a))(1)(2)

Equity compensation plans approved by stockholders	18,577,492	$11.05	13,797,398
Equity compensation plans not approved by stockholders	NA	NA	NA

Total	18,577,492	$11.05	13,797,398

(1)	8,847,235 of the shares listed in column (c) may be issued in the form of restricted stock or RSUs, pursuant to the terms of our 1998 Stock Incentive Plan. No shares of restricted stock are currently available for issuance under our other equity compensation plans.

(2)	Column (c) includes 1,772,080 shares that are available for issuance under our 2005 Employee Stock Purchase Plan as of June 1, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Greenberg Consulting Agreement

On October 19, 2006, Jerry A. Greenberg, the Company’s former Chief Executive Officer and current security holder covered by Item 403(a), entered into a consulting agreement with the Company to provide consulting services to the Company in respect of long-term strategic planning, ongoing client relations and general business development. The consulting agreement was effective as of October 16, 2006, has an initial term of one year and may be terminated by either party upon written notice. Per the terms of the consulting agreement, Mr. Greenberg receives $750 per hour for his services. As of March 31, 2007, Mr. Greenberg has received approximately $133,523 in payments from the Company. Mr. Greenberg’s consulting agreement was approved by the Company’s Board on October 16, 2006. Pursuant to the Company’s policy regarding related parties transactions, the Audit Committee has responsibility for the review and prior approval of all transactions between the Company and related parties or affiliates of the officers of the Corporation.

Benson Relationship to Company Consultant

Since November 2006, the Company has received compensation consulting services from Pearl Meyer & Partners, a compensation consultancy (“Pearl Meyer”). Fees paid to Pearl Meyer for services rendered in 2006 were approximately $69,000. Based on ongoing work and additional planned projects in 2007, we anticipate that aggregate fees paid to Pearl Meyer since the beginning of its engagement by the Company will be approximately $524,000.

In March 2007, the Company began discussions with James M. Benson regarding his potential service as a director of the Company. During these discussions, Mr. Benson disclosed that he is a principal of, and holder of a 17.5% ownership interest in, Clark Wamberg, LLC (“Clark Wamberg”) the parent of Pearl Meyer. Based on the aggregate fees to the Company anticipates paying to Pearl Meyer, the approximate dollar value of Mr. Benson’s interest in the transactions between the Company and Pearl Meyer is approximately $92,000.

Independence of our Board of Directors and its Committees

The listing rules established by the National Association of Securities Dealers (the “NASD”) require that a majority of the members of a listed company’s board of directors qualify as “independent” as affirmatively determined by the board, meaning that each independent director has no direct or indirect material relationship with a company other than as a director and/or a stockholder. Our Board of Directors consults with legal counsel to ensure that our Board’s determination with respect to the definition of “independent” is consistent with current NASD listing rules.

Our Board of Directors reviewed all relevant transactions or relationships between each director, or any of his family members, and Sapient, our senior management, and PricewaterhouseCoopers LLP (“PwC”), and has affirmatively determined that each of our directors, other than Alan J. Herrick (our Chief Executive Officer) and S. Stuart Moore, our former co-founder and co-chief executive officer, are independent directors under the applicable guidelines noted above. The Board specifically reviewed a related party transaction involving James M. Benson, a director nominee, and a Company consultancy, and has affirmatively determined that the relationship does not interfere with Mr. Benson’s independent judgment. See “Benson Relationship to Company Consultant,” above, for specific information with respect to this transaction.

Our Board of Directors has three committees: the Audit Committee, the Compensation Committee and the Governance and Nominating Committee. Each of these committees consists solely of Board members who meet the standards for independence required under current NASD listing rules, SEC rules, and applicable securities laws and regulations.

Pre-Approval Policy with Respect to Related Party Transactions

Pursuant to its Charter, our Audit Committee has responsibility for the review and approval of all transactions between the Company and any related parties or affiliates of the Company, its officers, and directors.

Item 14.	Principal Accountant Fees and Services

Aggregate fees for professional services rendered to the Company by PwC as of, and for, the years ended December 31, 2006 and 2005 were as follows:

	2006	2005

Type of Services
Audit Fees(1)	$4,442,000	$2,265,000
Audit-Related Fees(2)	$—	$21,000
Tax Fees(3)	$44,000	$126,000
All Other Fees(4)	$5,000	$—

Total	$4,491,000	$2,412,200

(1)	Audit Fees. These fees include services performed by PwC in connection with the audit of our annual financial statements included in our annual filing on Form 10-K; the review of our interim financial statements as included in our quarterly reports on Form 10-Q; the audit of our internal controls over financial reporting; the attestation of management’s report on the effectiveness of internal controls over financial reporting; and services that are normally provided by PwC in connection with statutory and regulatory filings or engagements. In addition, the fees for audit services for the year ended December 31, 2006 include services performed in connection with the restatement of our prior period financial statements.

(2)	Audi-Related Fees. These fees are for services provided by PwC such as accounting consultations, plan audits, and any other audit and attestation services not required by applicable law.

(3)	Tax Fees. These fees include all services performed by PwC for non-audit related tax advice, planning and compliance services.

(4)	All Other Fees. Includes fees for licenses to web-based accounting and finance reference materials.

Pre-Approval Policies and Procedures

The Audit Committee is required to review and approve the proposed retention of independent auditors to perform any proposed permissible non-audit services, as outlined in its charter. The Audit Committee has specified certain types of prohibited “non-audit” services which the Company is not authorized to obtain from PwC, as well as types of audit-related and “non-audit” services that are permitted and approved. The Audit Committee has not established policies and procedures separate from its charter concerning the pre-approval of audit and “non-audit” related services. However, for those services that are permitted and approved, the Audit Committee requires the Company to obtain additional approval from the Audit Committee prior to initiating such service by PwC where the fees payable by Sapient are anticipated to exceed $100,000 in the aggregate. All PwC services provided in 2006 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

15(a) (1)  Financial Statements

The Consolidated Financial Statements filed as part of this report are listed and indexed on page 45. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

15(a) (2)  Consolidated Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts and Reserves are included in this report.

15(a) (3)  Exhibits

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

SAPIENT CORPORATION

By:	/s/ Alan J. Herrick
Alan J. Herrick
President and Chief Executive Officer

Dated: June 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ ALAN J. HERRICK Alan J. Herrick	President and Chief Executive Officer	June 12, 2007

Principal Financial Officer:

/s/ JOSEPH S. TIBBETTS, JR. Joseph S. Tibbetts, Jr.	Chief Financial Officer	June 12, 2007

Principal Accounting Officer:

/s/ STEPHEN P. SARNO Stephen P. Sarno	Chief Accounting Officer	June 12, 2007

Directors:

/s/ JEFF CUNNINGHAM Jeff Cunningham		June 12, 2007

/s/ HERMANN BUERGER Hermann Buerger		June 12, 2007

/s/ DENNIS H. CHOOKASZIAN Dennis H. Chookaszian		June 12, 2007

/s/ DARIUS W. GASKINS, JR. Darius W. Gaskins, Jr.		June 12, 2007

/s/ ALAN J. HERRICK Alan J. Herrick		June 12, 2007

Signature	Title	Date

/s/ GARY S. MCKISSOCK Gary S. McKissock		June 12, 2007

/s/ J. STUART MOORE J. Stuart Moore		June 12, 2007

/s/ BRUCE D. PARKER Bruce D. Parker		June 12, 2007

EXHIBIT INDEX

Exhibit
Number		Description

3.1(1)	—	Second Amended and Restated Certificate of Incorporation
3.2(1)	—	Amended and Restated Bylaws
4.1(2)	—	Specimen Certificate for Shares of Common Stock, $.01 par value, of the Company
10.1(2)†	—	1996 Equity Stock Incentive Plan
10.2(2)†	—	1996 Director Stock Option Plan
10.3(3)†	—	1998 Stock Incentive Plan
10.4*†	—	Amendment to 1998 Stock Incentive Plan
10.5(4)†	—	2001 Stock Option Plan
10.6*	—	Director Compensation Matters
10.7*†	—	J. Stuart Moore Separation Agreement
10.8*†	—	Scott J. Krenz Separation Agreement
10.9*†	—	Joseph S. Tibbetts, Jr. Offer Letter
10.10*†	—	Jerry A. Greenberg Consulting Agreement
10.11*†	—	Susan D. Cooke Consulting Agreement
10.12*†	—	Alan M. Wexler Severance Agreement
10.13*†	—	Dr. Christian Oversohl Managing Director Agreement
14.1*	—	Code of Ethics and Conduct
21*	—	List of Subsidiaries
31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits filed herewith.

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 000-28074).

(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-1586).

(3)	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-28074).

(4)	Incorporated herein by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders (File No. 000-28074).