Form 10-Q
period 2007-03-31
SAPIENT CORP
filed 2007-06-15
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Quarterly Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Quarterly Report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors,” elsewhere in this Quarterly Report and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ending December 31, 2006. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Quarterly Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.
EXPLANATORY NOTE
     In this Form 10-Q, Sapient Corporation (“Sapient” or the “Company”) restates its Consolidated and Condensed Statements of Operations and Cash Flows for the three months ended March 31, 2006. On June 12, 2007, the Company filed their quarterly Form 10-Q for the three and six months ended June 30, 2006 and the Form 10-Q for the three and nine months ended September 30, 2006 and the 2006 Annual Report on Form 10-K. The aforementioned filings restated 2005 and prior periods and quarterly data for fiscal 2005 for the below matter.

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

The Company is restating the financial statements and related disclosures described above in accordance with accounting principles generally accepted in the United States to record the following:

•	Non-cash stock-based compensation expense related to the difference between the option price and the quoted market price on the measurement date;

•	Other immaterial adjustments that were not previously recorded; and

•	Related tax effects for all items.

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

     Related Tax Adjustments
     The Company reviewed the income tax effect associated with the Adjusted Options. Certain of the Adjusted Options were originally intended to be Incentive Stock Options (“ISOs”), under U.S. tax regulations. However, by definition, ISOs may not be granted with an exercise price less than the fair market value of the underlying stock on the date of grant. Due to the impact of the measurement date changes on the qualified status of affected ISOs, they no longer qualify as ISOs under the regulations. Therefore, the affected ISOs were accounted for as if they were non-qualified stock options for income tax accounting purposes. The Company recorded a liability for the unpaid income and employment taxes plus potential penalties and interest based upon the change in status of the affected options. The Company recorded a liability for the taxes, penalties and interest based upon the change in status of the options in the amount of $17.8 million. The Company recorded a reversal of this accrual in the amount of $16.5 million due to the expiration of the tax statute of limitations for years 2002 and prior. These adjustments resulted in a net charge to income of $1.3 million over the period 1997 to 2006. The net charge (benefit) recorded by the Company for these liabilities for the period indicated was as follows :

Net Payroll Tax Related
Year	Charge (Benefit)
(In thousands)
1997	$1
1998	429
1999	4,224
2000	11,070
2001	773
2002	(429)
2003	(4,143)
2004	(10,640)
2005	(352)
2006	366

Total	$1,299

     Of the $366,000 net charge recorded during 2006, $204,000 was recorded in the three months ended March 31, 2006.
     Because the Company has a full valuation allowance against its deferred tax assets in the U.S., the income tax benefit of the stock-based compensation adjustments described above was not material.
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

     The following table is a summary of all restatement amounts included in the cumulative adjustment to opening Accumulated Deficit as of January 1, 2004:

		Net Payroll
	Compensation	Tax Related	Other
Period	Expense	Charge (Benefit)	Adjustments	Total Adjustment
		(in thousands)
1996	$51	$—	$—	$51
1997	567	1	—	568
1998	2,896	429	—	3,325
1999	6,251	4,224	—	10,475
2000	13,333	11,070	—	24,403
2001	10,663	773	756	12,192
2002	6,835	(429)	415	6,821
2003	3,762	(4,143)	(16)	(397)

Cumulative Adjustment to Opening Accumulated Deficit as of January 1, 2004	$44,358	$11,925	$1,155	$57,438

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$53,058	$75,022
Marketable securities	55,204	51,859
Restricted cash, current portion	516	551
Accounts receivable, less allowance for doubtful accounts of $2,744 and $2,573 at March 31, 2007 and December 31, 2006, respectively	89,609	75,402
Unbilled revenues	33,081	34,201
Prepaid expenses and other current assets	22,796	20,565

Total current assets	254,264	257,600
Restricted cash, net of current portion	1,171	1,338
Property and equipment, net	27,412	27,623
Purchased intangible assets, net	7,008	7,550
Goodwill	38,929	38,929
Other assets	8,342	9,024

Total assets	$337,126	$342,064

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,745	$9,818
Accrued compensation	27,750	33,077
Accrued restructuring costs, current portion	4,108	3,867
Deferred revenues, current portion	10,808	14,871
Other accrued liabilities	45,249	47,068

Total current liabilities	96,660	108,701
Accrued restructuring costs, net of current portion	10,355	11,741
Deferred revenues, net of current portion	794	865
Other long-term liabilities	8,858	5,780

Total liabilities	116,667	127,087
Commitments and contingencies (Note 5)
Redeemable common stock, par value $0.01 per share, 224,469 issued and outstanding at March 31, 2007 and December 31, 2006	480	480
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 authorized and none issued at March 31, 2007 and December 31, 2006	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 131,785,458 shares issued at March 31, 2007 and December 31, 2006	1,318	1,318
Additional paid-in capital	551,218	547,369
Treasury stock, at cost, 8,484,195 and 8,489,614 shares at March 31, 2007 and December 31, 2006, respectively	(30,502)	(30,673)
Accumulated other comprehensive income	6,469	5,782
Accumulated deficit	(308,524)	(309,299)

Total stockholders’ equity	219,979	214,497

Total liabilities, redeemable common stock and stockholders’ equity	$337,126	$342,064

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2007	2006
		As Restated
	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Service revenues	$121,295	$87,094
Reimbursable expenses	4,494	2,969

Total gross revenues	125,789	90,063

Operating expenses:
Project personnel expenses	83,830	57,942
Reimbursable expenses	4,494	2,969

Total project personnel expenses and reimbursable expenses	88,324	60,911
Selling and marketing expenses	7,608	6,833
General and administrative expenses	29,504	23,314
Restructuring and other related charges	(112)	814
Amortization of purchased intangible assets	542	1,037

Total operating expenses	125,866	92,909

Loss from operations	(77)	(2,846)
Interest and other income	1,303	1,380

Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	1,226	(1,466)
Provision for (benefit from) income taxes	451	(238)

Income (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	775	(1,228)
Loss from discontinued operations	—	(368)

Income (loss) before cumulative effect of accounting change	775	(1,596)

Cumulative effect of accounting change	—	154

Net income (loss)	$775	$(1,442)

Basic income (loss) per share from continuing operations	$0.01	$(0.01)

Diluted income (loss) per share from continuing operations	$0.01	$(0.01)

Basic net income (loss) per share	$0.01	$(0.01)

Diluted net income (loss) per share	$0.01	$(0.01)

Weighted average common shares	123,301	124,173
Weighted average dilutive common share equivalents	3,593	—

Weighted average common shares and dilutive common share equivalents	126,894	124,173

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
		As Restated
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$775	$(1,442)
Adjustments to reconcile net income to net cash used in operating activities:
Loss recognized on disposition of fixed assets	8	42
Depreciation expense	2,907	2,373
Amortization of purchased intangible assets	542	1,037
Deferred income taxes	216	161
Non-cash restructuring charges	(112)	—
Provision for allowance for doubtful accounts, net	156	563
Stock-based compensation	4,167	2,922
Cumulative effect of accounting change	—	(154)
Changes in operating assets and liabilities, net of acquisition and disposition:
Accounts receivable	(14,166)	2,792
Unbilled revenues	1,167	(13,689)
Prepaid expenses and other current assets	(2,676)	(7,658)
Other assets	767	7
Accounts payable	(1,300)	(2,955)
Accrued compensation	(5,439)	(7,840)
Other accrued liabilities	(2,552)	8,310
Accrued restructuring costs	(1,060)	(1,089)
Deferred revenues	(4,155)	(2,370)
Other long-term liabilities	2,791	70

Net cash used in operating activities	(17,964)	(18,920)

Cash flows from investing activities:
Cash paid for acquisitions, including transaction costs, net of cash received	—	(26,481)
Cash received from sale of discontinued operations, net of payment to minority stockholders	436	—
Purchases of property and equipment and cost of internally developed software	(1,725)	(2,342)
Sales and maturities of marketable securities	33,000	42,576
Purchases of marketable securities	(36,345)	(22,234)
Restricted cash	220	(5)

Net cash used in investing activities	(4,414)	(8,486)

Cash flows from financing activities:
Principal payments under capital lease obligations	(37)	(35)
Proceeds from stock option and purchase plans	—	2,593
Repurchases of common stock	—	(6,216)

Net cash used in financing activities	(37)	(3,658)
Effect of exchange rate changes on cash and cash equivalents	451	398

Decrease in cash and cash equivalents	(21,964)	(30,666)
Cash and cash equivalents, at beginning of period	75,022	69,948

Cash and cash equivalents, at end of period	$53,058	$39,282

Supplemental Cash Flow Information:
Non-cash financing transaction:
Issuance of common stock with acquisition	$—	$5,855

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
1. Basis of Presentation
     The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
     The results of discontinued operations for the three months ended March 31, 2006 are presented separately in the condensed and consolidated statement of operations.
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

The Company is restating the financial statements and related disclosures described above in accordance with accounting principles generally accepted in the United States to record the following:

•	Non-cash stock-based compensation expense related to the difference between the option price and the quoted market price on the measurement date;

•	Other immaterial adjustments that were not previously recorded; and

•	Related tax effects for all items.

NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
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

     Related Tax Adjustments
     The Company reviewed the income tax effect associated with the Adjusted Options. Certain of the Adjusted Options were originally intended to be Incentive Stock Options (“ISOs”), under U.S. tax regulations. However, by definition, ISOs may not be granted with an exercise price less than the fair market value of the underlying stock on the date of grant. Due to the impact of the measurement date changes on the qualified status of affected ISOs, they no longer qualify as ISOs under the regulations. Therefore, the affected ISOs were accounted for as if they were non-qualified stock options for income tax accounting purposes. The Company recorded a liability for the unpaid income and employment taxes plus potential penalties and interest based upon the change in status of the affected options. The Company recorded a liability for the taxes, penalties and interest due to based upon the change in status of the options in the amount of $17.8 million. The Company recorded a reversal of this accrual in the amount of $16.5 million due to the expiration of the tax statute of limitations for years 2002 and prior. These adjustments resulted in a net charge to income of $1.3 million over the period 1997 to 2006. The net charge (benefit) recorded by the Company for these liabilities for the period indicated was as follows :

Net Payroll Tax Related
Year	Charge (Benefit)
(In thousands)
1997	$1
1998	429
1999	4,224
2000	11,070
2001	773
2002	(429)
2003	(4,143)
2004	(10,640)
2005	(352)
2006	366

Total	$1,299

     Of the $366,000 net charge recorded during 2006, $203,000 was recorded in the three months ended March 31, 2006.
     Because the Company has a full valuation allowance against its deferred tax assets in the U.S., the income tax benefit of stock-based compensation adjustments described above was not material.

NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
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

     The following table is a summary of all restatement amounts included in the cumulative adjustment to opening Accumulated Deficit as of January 1, 2004:

		Net Payroll
	Compensation	Tax Related Charge	Other
Period	Expense	(Benefit)	Adjustments	Total Adjustment
		(in thousands)
1996	$51	$—	$—	$51
1997	567	1	—	568
1998	2,896	429	—	3,325
1999	6,251	4,224	—	10,475
2000	13,333	11,070	—	24,403
2001	10,663	773	756	12,192
2002	6,835	(429)	415	6,821
2003	3,762	(4,143)	(16)	(397)

Cumulative Adjustment to Opening Accumulated Deficit as of January 1, 2004	$44,358	$11,925	$1,155	$57,438

NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
      The following tables present the effect of the restatement adjustments by the financial statement line item for the Consolidated Statement of Operations and Statement of Cash Flows for the three months ended March 31, 2006.
SAPIENT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended
	March 31, 2006
	(1)	Stock-Based
	As	Compensation	Other	Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Restated
	(In thousands, except per share data)

Revenues:
Service revenues	$87,473	$—	$(379)	$—	$87,094
Reimbursable expenses	2,969	—	—	—	2,969

Total gross revenues	90,442	—	(379)	—	90,063

Operating expenses:
Project personnel expenses	57,744	23	85	90	57,942
Reimbursable expenses	2,969	—	—	—	2,969

Total project personnel expenses and reimbursable expenses	60,713	23	85	90	60,911
Selling and marketing expenses	6,755	63	(16)	31	6,833
General end administrative expenses	23,369	18	(155)	82	23,314
Restructuring and other related changes	804	—	10	—	814
Amortization of intangible assets	1,037	—	—	—	1,037

Total operating expanses	92,678	104	(76)	203	92,909

Loss from operations	(2,236)	(104)	(303)	(203)	(2,846)
Interest and other income	1,384	—	(4)	—	1,380

Loss from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	(852)	(104)	(307)	(203)	(1,466)
Benefit from income taxes	(169)	—	(69)	—	(238)

Loss from continuing operations before discontinued operations and cumulative effect of accounting change	(683)	(104)	(238)	(203)	(1,228)
Loss from discontinued operations	(368)	—	—	—	(368)

Loss before cumulative effect of accounting change	(1,051)	(104)	(238)	(203)	(1,596)

Cumulative effect of accounting change	154	—	—	—	154

Net loss	$(897)	$(104)	$(238)	$(203)	$(1,442)

Basic loss per share from continuing operations	$(0.01)				$(0.01)

Diluted loss per share from continuing operations	$(0.01)				$(0.01)

Basic loss per share	$(0.01)				$(0.01)

Diluted loss per share	$(0.01)				$(0.01)

Weighted average common shares	124,173				124,173
Weighted average dilutive common share adjustments	—				—

Weighted average common shares and dilutive common share equivalents	124,173				124,173

(1)	As reported amounts have been adjusted to reflect HWT as discontinued operations, see Note 14.

NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
SAPIENT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31, 2006
		Stock-Based
	As	Compensation	Other	Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Restated
	(In thousands, except per share data)

Cash flows from operating activities:
Net loss	$(896)	$(104)	$(239)	$(203)	$(1,442)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss recognized on disposition of fixed assets	42	—	—	—	42
Depreciation expense	2,308	—	65	—	2,373
Amortization of purchased intangible assets	1,037	—	—	—	1,037
Deferred income taxes	255	—	(94)	—	161
Provision for allowances for doubtful accounts	565	—	(2)	—	563
Stock-based compensation expense	2,818	104	—	—	2,922
Cumulative effect of accounting change	(154)	—	—	—	(154)
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	(5)	—	5	—	—
Accounts receivable	(3,671)	—	6,463	—	2,792
Unbilled revenues	(13,989)	—	300	—	(13,689)
Prepaid expenses and other current assets	(1,207)	—	(6,451)	—	(7,658)
Other assets	7	—	—	—	7
Accounts payable	(2,955)	—	—	—	(2,955)
Accrued compensation	(8,043)	—	—	203	(7,840)
Other accrued liabilities	144	—	8,166	—	8,310
Accrued restructuring costs	(1,090)	—	1	—	(1,089)
Deferred revenues	5,750	—	(8,120)	—	(2,370)
Other long-term liabilities	82	—	(12)	—	70

Net cash used in operating activities	(19,002)	—	82	—	(18,920)

Cash flows from investing activities:
Cash paid for acquisition, including transaction costs, net of cash received	(26,481)	—	—	—	(26,481)
Purchases of property and equipment and cost of internally developed software	(2,342)	—		—	(2,342)
Sales and maturities of marketable investments	42,576	—	—	—	42,576
Purchase of marketable investments	(22,234)	—	—	—	(22,234)
Restricted cash	—	—	(5)	—	(5)

Net cash used in investing activities	(8,481)	—	(5)	—	(8,486)

Cash flows from financing activities:
Principal payments under capital lease agreements	56		(91)		(35)
Proceeds from stock option and purchase plans	2,593	—	—	—	2,593
Repurchases of common stock	(6,216)	—	—	—	(6,216)

Net cash used in by financing activities	(3,567)	—	(91)	—	(3,658)

Effect of exchange rate changes on changes on cash	384	—	14	—	398
Decrease in cash and cash equivalents	(30,666)	—	—	—	(30,666)

Cash and cash equivalents, at beginning of period	69,948	—	—	—	69,948

Cash and cash equivalents, at end of period	$39,282	$—	$—	$—	$39,282

NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
3. Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS Statement No. 123R, Share-Based Payment (“SFAS No. 123R”). Stock-based compensation expense for all share-based payment awards granted since January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recorded the following stock-based compensation expense:

	Three Months Ended
	March 31,
	2007	2006
		As Restated
	(in thousands)
Project personnel expenses	$2,199	$1,408
Selling and marketing expenses	1,078	562
General and administrative expenses	890	952

	$4,167	$2,922

SAPIENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
     Under the provisions of SFAS No. 123R, the Company recorded $4.2 million of stock-based compensation expense in the accompanying consolidated and condensed statement of operations for the three months ended March 31, 2007. Stock-based compensation expenses capitalizable related to internally developed software was not material for the three months ended March 31, 2007. The Company uses the Black-Scholes valuation model for estimating the fair value of the stock options granted under SFAS No. 123R. The Company did not grant any stock options during the three months ended March 31, 2007. The fair value per share of the Restricted Stock Unit (“RSU”) awards is equal to the quoted market price of the Company’s common stock on the date of grant. RSU awards with performance or market-based vesting criteria are valued using a latice model.
     The Company recognizes stock-based compensation expense net of a forfeiture rate and recognizes expense for only those shares expected to vest on a straight-line basis over the requisite service period of the award when the only condition to vesting is continued employment. If vesting is subject to a market or performance condition, vesting is based on the derived service period. The Company estimates its forfeiture rate based on its historical experience.
     Upon the adoption of SFAS No. 123R, the Company calculated the estimated forfeitures for previously recorded stock based compensation. As a result of this calculation, the Company recorded a cumulative effect of the accounting change, resulting in a gain of $154,000 which was recognized in the Statement of Operations in the first fiscal quarter of 2006.
     During Q1 2007, in connection with the Company’s internal review of historical stock-based compensation practices from 1996 to 2006, the Compensation Committee of the Board Directors approved a plan to remediate the impact of excise tax on options subject to Section 409A of the Internal Revenue Code for current and former employees. As a result, the Company recorded a liability of $750,000 during Q1 2007 for the related taxes and interest associated with option exercised that were subject to the excise tax.
     As a result of the Company's internal review into its historical stock options practices, and delayed filing of its quarterly reports on Form 10-Q and Annual Report on Form 10-K, current and former employees have been unable to exercise their options. During Q1 2007, the Compensation Committee of the Board of Directors approved the extension of certain options that were set to expire unexercised as a result of the suspension. The life of the options was extended to allow employees and former employees to exercise options for a period of time after the investigation is complete and the Company is current in its SEC filings. During Q1 2007, the Company recorded a compensation charge of $350,000 to account for the modifications of these options.
     The following table summarizes activity under all stock option plans for the three months ended March 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (1)
	(in thousands)		(years)
Outstanding as of December 31, 2006	14,610	$11.05	4.90	$12,974
Options forfeited/cancelled	(577)	$10.25	—	—

Outstanding as of March 31, 2007	14,033	$11.08	4.68	$20,921

Exercisable as of March 31, 2007	11,645	$12.15	3.33	$17,327
Exercisable as of March 31, 2007 and expected to become exercisable	13,380	$11.29	3.61	$20,233

(1)	In addition to the vested options, the Company expects a portion of the unadjusted options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
     The unrecognized compensation expense related to the unvested stock options as of March 31, 2007 was $7.0 million with a weighted average remaining recognition period of 1.2 years.
     The table below summarizes activity relating to RSU’s for the three months ended March 31, 2007:

	Number of Shares	Aggregate
	Underlying	Intrinsic Value of
	Restricted Units	Restricted Units
	(in thousands)
Outstanding as of December 31, 2006	3,965	$21,786
Forfeitures	(121)	—

Outstanding as of March 31, 2007	3,844	$26,370

Expected to vest	2,326	$15,958

SAPIENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
     As of March 31, 2007, the unrecognized compensation expense related to unvested RSU’s was $16.3 million. This cost is expected to be recognized over a weighted average period of 2.1 years.
     There were no grants during the three months ended March 31, 2007. The unrecognized compensation expense for all stock option plans and RSU’s as of March 31, 2007 was $23.3 million.

SAPIENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
4. Income (Loss) per Share from Continuing Operations and Net Income (Loss) Per Share
     The following information presents the Company’s computation of basic and diluted income (loss) per share from continuing operations and basic and diluted net income (loss) per share for the periods presented in the consolidated and condensed statements of operations:

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited) (in thousands, except per share amounts)
		(As Restated)
Income (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	$775	$(1,228)
Basic income per share from continuing operations:
Weighted average common shares outstanding	123,301	124,173

Basic income (loss) per share from continuing operations before discontinued operations and cumulative effect of accounting change	$0.01	$(0.01)

Diluted income per share from continuing operations:
Weighted average common shares outstanding	123,301	124,173
Weighted average dilutive common share equivalents	3,593	—

Weighted average common shares and dilutive common share equivalents	126,894	124,173

Diluted income (loss) per share from continuing operations before discontinued operations and cumulative effect of accounting change	$0.01	$(0.01)

Net income	$775	$(1,442)
Basic net income (loss) per share:
Weighted average common shares outstanding	123,301	124,173

Basic net income (loss) per share	$0.01	$(0.01)

Diluted net income (loss) per share:
Weighted average common shares outstanding	123,301	124,173
Weighted average dilutive common share equivalents	3,593	—

Weighted average common shares and dilutive common share equivalents	126,894	124,173

Diluted net income (loss) per share	$0.01	$(0.01)

Anti-dilutive options and share based awards not included in the calculation	9,186	10,718

5. Commitments and Contingencies
     The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims in which the damages claimed under such actions, in the aggregate, total approximately $3.2 million as of March 31, 2007. The Company has an accrual at March 31, 2007 of approximately $0.8 million related to certain of these items. The Company is also subject to various administrative audits, each of which has arisen in the ordinary course of business. The Company intends to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has accrued.
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
     On November 30, 2006, the Securities and Exchange Commission (“SEC”) notified us that it had commenced a formal inquiry into our historical stock-based compensation practices. Subsequently, on March 8, 2007, we received a subpoena from the SEC requesting documents relating to this matter, and responded by producing documents. We are cooperating with the SEC and will continue to do so as the inquiry moves forward. At this point, we are unable to predict what, if any, consequences the SEC investigation may have on us. However, the investigation could result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to commence legal action, we could be required to pay significant penalties and/or fines and could become subject to an administrative order and/or a cease and desist order.
6. Restructuring and Other Related Charges
     During the first quarter of 2007, the Company recorded a benefit to restructuring and other related charges of $112,000. During the first quarter of 2006, the Company recorded restructuring and other related charges of $814,000.

SAPIENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
2006 — Restructure Event
     During the first quarter of 2006, the Company initiated a restructuring plan in the United Kingdom to better position itself to capitalize on market opportunities. As a result, 28 employees were terminated and the Company recorded $332,000 and $240,000 in restructuring and other related charges for severance and termination benefits in the first and second quarters of 2006, respectively, in accordance with SFAS Statement No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 46, Accounting for Costs Associated with Exit of Disposal Activities. These charges were recorded in the United Kingdom segment in our Results by Operating Segment. The Company paid approximately $572,000 during 2006. As of December 31, 2006 and March 31, 2007, there was no remaining accrual amounts related to this restructuring event.
2005 — Restructure Event
     During the fourth quarter of 2005, the Company initiated a restructuring plan to streamline general and administrative (“G&A”) activities. This initiative included the transfer of certain finance, human resources, and internal IT functions to India. This initiative resulted in the reduction of 28 employees and charges of approximately $200,000 during the first quarter of 2006 to restructuring and other related charges, for severance, termination benefits and stay-bonuses in accordance with SFAS No. 112 and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges were not recorded to a segment because they impacted an area of the business that supports all business units, but is included in ‘Reconciling items’ in the Results by Operating Segment. The Company paid approximately $505,000 through the end of 2006 and paid approximately $58,000 during the first quarter of 2007. The remainder was paid during the second quarter of 2007. The following table shows activity during the first quarter of 2007 related to this restructure event:

Workforce
(in thousands)
Balance, December 31, 2006	$225
Cash utilized	(58)

Balance, March 31, 2007	$167

2001, 2002, 2003 — Restructure Events
     As a result of the decline in the demand for advanced technology consulting services that began in 2000, the Company restructured its workforce and operations in 2001, 2002 and 2003. The Company recorded a benefit to restructuring and other related charges of approximately $112,000 in the first quarter of 2007 in connection with these restructuring plans related to increases in estimated sublease income. The restructuring consisted of ceasing operations and consolidating or closing excess offices. Estimated costs for the consolidation of facilities included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sublease income.
     During the first quarter of 2006, the Company recorded restructuring and other related charges of approximately $282,000 related to an increase in operating expense assumptions associated with the previously restructured facilities. The Company has not finalized sublease agreements for all leases and is currently involved in negotiations to sublease vacant spaces. The following table shows activity during the first quarter of 2007 related to this restructure event:

Facilities
(in thousands)
Balance, December 31, 2006	$15,383
Adjustment	(112)
Non-cash, utilized	(2)
Cash utilized	(973)

Balance, March 31, 2007	$14,296

     The total remaining accrued restructuring for all events is $14.5 million at March 31, 2007, of which the cash outlay over the next 12 months is expected to be $4.1 million, and the remainder will be paid through 2011.
7. Income Taxes
     The Company has deferred tax assets that have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. SFAS Statement No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance when the realization of deferred tax assets is not considered likely. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses incurred from 2001 through 2003, and uncertainty as to the extent, and timing of profitability in future periods at March 31,

SAPIENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
2007 the Company has continued to record a valuation allowance against its deferred tax assets in the United States. For the three months ended March 31, 2007 and 2006, the Company recorded an income tax provision (benefit) related to continuing operations of approximately $451,000,and $(238,000), respectively. The Company’s income tax provision related to continuing operations is primarily related to foreign, federal alternative minimum tax and state tax obligations.
     The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty (50) percent likely of being realized upon ultimate settlement.
     The implementation of FIN 48 did not have a material impact on the Company’s provision for income taxes or its liability for unrecognized income tax benefits in the first quarter of 2007. The Company has gross unrecognized tax benefits of approximately $2.7 million as of January 1, 2007. Of this amount, $2.7 million (net of federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s provision for income taxes.
     The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of January 1, 2007, interest accrued was approximately $313,000. As of January 1, 2007, penalties accrued are approximately $33,000.
     The Company conducts business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Germany, India, United Kingdom and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2002. However, carryforward attributes may still be adjusted upon examination by tax authorities if they are used in a future period.
     The Company is currently under audit by the Assessing Office in India for the 2004 through 2005 tax year. It is unlikely that the examination phase of the audit will conclude during 2007.
     The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2008.
     At December 31, 2006, the Company has a federal net operating loss (“NOL”) carryforward of approximately $204 million expiring at various dates through 2025 and research and development (“R&D”) credit carryforwards of $4.8 million expiring at various dates. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than fifty (50) percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation. If we have experienced a change of control at any time since Company formation, utilization of our NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.
8. Comprehensive Income (Loss)
     The components of comprehensive income are presented below for the periods presented in the consolidated and condensed statements of operations:

	Three Months Ended
	March 31,
	2007	2006
		(As Restated)
	(in thousands)
Net income (loss)	$775	$(1,442)
Foreign currency translation gain	688	657
Unrealized gain (loss) on investments	(1)	221

Comprehensive income (loss)	$1,462	$(564)

9. Segment Information
     The Company has discrete financial data by operating segments available based on its method of internal reporting, which disaggregates its operations. Operating segments are defined as components of the Company concerning which separate financial information is available to manage resources and evaluate performance. Beginning in the first quarter of 2007, the Company combined its Experience Marketing operating segment with North America Commercial to form “North America” and also combined its United Kingdom and Germany business units to form “Europe.” All operating segment information presented below for prior periods has been updated to conform to current period presentation as a result of these changes.
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

SAPIENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
     The tables below present the service revenues and income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change attributable to these operating segments for the periods presented.

	Three Months Ended
	March 31,
	2007	2006
		(As Restated)
	(In thousands)
Service Revenues:
North America	$81,728	$58,100
Government Services	5,912	5,177
Europe	33,655	23,817

Consolidated Total	$121,295	$87,094

Income (Loss) From Continuing Operations:
North America (1)	$19,385	$16,156
Government Services (1)	2,156	1,172
Europe (1)	8,699	5,866

Total Reportable Segments (1)	30,240	23,194
Less Reconciling Items (2)	(29,014)	(24,660)

Consolidated Income (loss) from Continuing Operations Before Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change	$1,226	$(1,466)

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income in order to arrive at consolidated income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change include the following:

	Three Months Ended
	March 31,
	2007	2006
		(As Restated)
	(in thousands)
Centrally managed functions (a)	$22,550	$20,248
Restructuring and other related charges	(112)	814
Amortization of intangible assets	542	1,037
Stock-based compensation expense	4,167	2,922
Interest and other income, net	(1,303)	(1,380)
Unallocated expenses (b)	3,170	1,019

	$29,014	$24,660

(a)	Includes marketing, general and administrative and support costs controlled separately from operating segments.

(b)	Includes costs controlled directly by corporate headquarters.

SAPIENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
10. Geographic Data
     Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated and condensed statements of operations and the consolidated and condensed balance sheets:

	Three Months Ended
	March 31,
	2007	2006
		(As Restated)
	(in thousands)
Service revenues:
United States	$80,140	$57,384
International	41,155	29,710

Total service revenues	$121,295	$87,094

	March 31,	December 31,
	2007	2006
	(in thousands)
Long-lived assets:
United States	$13,344	$13,871
International	23,581	24,113

Total long-lived assets	$36,925	$37,984

11. Goodwill and Purchased Intangible Assets
     The following is a summary of goodwill allocated to the Company’s operating segments as of March 31, 2007:

North America
(in thousands)
Goodwill as of December 31, 2006	$38,929
Goodwill acquired during the period	—

Goodwill as of March 31, 2007	$38,929

SAPIENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
     The following is a summary of intangible assets as of March 31, 2007 and December 31, 2006:

	March 31, 2007
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
	(in thousands)
Customer lists and customer relationships	$8,100	$(2,198)	$5,902
SAP license agreement	1,100	(871)	229
Non-compete agreements	1,170	(293)	877

Total purchased intangibles	$10,370	$(3,362)	$7,008

	December 31, 2006
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
		(in thousands)
Customer lists and customer relationships	$8,100	$(1,812)	$6,288
SAP license agreement	1,100	(775)	325
Non-compete agreements	1,170	(233)	937

Total purchased intangibles	$10,370	$(2,820)	$7,550

     Amortization expense related to the purchased intangible assets was $542,000 and $1.0 million for the three months ended March 31, 2007 and 2006, respectively.
     The estimated future amortization expense of purchased intangible assets as of March 31, 2007, is as follows:

Total
(In thousands)
2007	$1,496
2008	1,850
2009	1,785
2010	788
2011	363
2012	363
2013	363

Total	$7,008

SAPIENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
12. Foreign Currency Translation
Foreign exchange losses of approximately $149,000 and approximately $29,000 for the three months ended March 31, 2007 and 2006, respectively, are included in general and administrative expenses in the consolidated and condensed statements of operations. These gains and losses were primarily related to intercompany foreign currency transactions that were of a short-term nature.
13. Stock Buyback
     On November 16, 2004, the Company’s Board of Directors authorized up to $25.0 million in funds for use in the Company’s common stock repurchase program. On February 10, 2006 the Board of Directors authorized an additional $25.0 million in funds for use in such programs. Sapient has announced that it will repurchase shares on the open market or in private transactions from time to time depending on market conditions. Each authorization shall continue for a period of two years from its inception or until it is discontinued by the Board of Directors. The Company repurchased approximately 1.0 million shares of its common stock at an average price of $5.98 per share for an aggregate purchase price of approximately $6.2 million during the first quarter of 2006. No repurchases were made in the first quarter of 2007. The first $25.0 million of authorized funds had been used in its entirety prior to its expiration. As of March 31, 2007, $14.3 million remained available for repurchase under the buy back plan authorized on February 10, 2006.
14. Discontinued Operations
     On May 2, 2006, the Company sold 100% of its investment in HWT, Inc. (“HWT”), the Company’s majority-owned, fully consolidated subsidiary, for which it received net cash proceeds of approximately $5.4 million and recorded a gain of $4.8 million on disposal (after tax) during the second quarter of fiscal 2006. Net assets sold included cash of approximately $274,000. At the time of the sale, the Company recorded a receivable for $1.4 million related to the holdback and escrow and also recorded a payable of $213,000 representing the portion of the escrow and holdback that is due to minority stockholders. During the first quarter of 2007, the Company received approximately $530,000 of proceeds related to the holdback and escrow and paid approximately $94,000 to minority stockholders. In addition, the Company could receive up to $4.0 million in earn-out payments over 2007 and 2008, which will be recorded when and if earned. Gross revenues for HWT were $1.0 million for the three months ended March 31, 2006. The loss of the discontinued operation was $368,000 for the three months ended March 31, 2006. The Company has reflected HWT’s historical results as discontinued operations in its consolidated and condensed statements of operations for the three months ended March 31, 2006.
15. Recent Accounting Pronouncements

SAPIENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
     In September 2006, FASB issued SFAS Statement No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the effect, if any, that the application of SFAS No. 157 will have on its consolidated financial statements.
     In February 2007, the FASB issued SFAS Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. If the fair value option is elected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date. Upon initial adoption of this Statement an entity is permitted to elect the fair value option for available-for-sale and held-to-maturity securities previously accounted for under SFAS Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). The effect of reclassifying those securities into the trading category should be included in a cumulative-effect adjustment of retained earnings and not in current-period earnings and should be separately disclosed. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect, if any, that the application of SFAS No. 159 will have on its consolidated financial statements.
16. Prepaid Expense, Other Assets and Other Accrued Liabilities
     The following is a table summarizing the components of selected balance sheet items as of March 31, 2007 and December 31, 2006.

	March 31, 2007	December 31, 2006
	(in thousands)
Prepaid expenses and other current assets:
Deferred tax assets, current portion	$821	$815
Prepaid insurance	469	1,053
Prepaid media	8,907	7,910
Prepaid rent	2,062	1,715
VAT tax receivable	3,211	2,803
Other current assets	7,326	6,269
	$22,796	$20,565

Other assets:
Deferred tax assets, net of current portion	$5,128	$5,085
Other assets	3,214	3,939
	$8,342	$9,024

Other accrued liabilities:
Accrued media	$13,472	$12,796
Other accrued expenses	29,688	29,351
Income taxes payable	2,089	4,921
	$45,249	$47,068
17. Subsequent Events
     In May 2007, the Company amended the terms of its earn-out arrangement with the former owners of BIS. Due to the Company’s integration of BIS with our existing segments, we agreed to amend the earn-out, in order to facilitate the calculation of the amount based on what discrete SAP related revenue information is readily available. The amendment provides for year two and year three payments of $700,000 in each period. These payments are due on June 1, 2007 and 2008 with additional potential for performance based payouts of $233,000 per year to be made based on performance against set revenue goals. The amendment approximates what management believes the BIS stockholders would have earned under the original amount if the information to calculate those amounts were readily available. The guaranteed payments will be recorded as an increase to goodwill by $1.4 million as of the execution of the amendment. Additional payments, if any, earned as a result of the performance based payments will result in increases to goodwill at the time of payment. On June 1, 2007, the Company made a cash payment of $700,000 to the former owners of BIS, decreasing the remaining maximum potential future consideration to $1.2 million.

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
     In connection with the internal review of our stock-based compensation granting process from 1996 through 2006, we have restated our consolidated financial statements for the years ended December 31, 2005, 2004 and all quarterly periods in 2005 as well as the three months ended March 31, 2006. The net impact of this restatement and the related tax effects include the impact of adjustments related to historical stock option practices as well as other unrelated immaterial adjustments that were previously unrecorded. These unrelated immaterial adjustments consist primarily of changes to restructuring related lease obligations, adjustments to interest income and other miscellaneous adjustments (See Note 2 of the financial statements).
     A summary of the impact is as follows

(Decrease)
Increase to Net
Period	Income
(In thousands)
2003 and prior	$(57,438)
2004 full year	8,483
2005 full year	701
First quarter 2006	(546)

Total impact through first quarter of 2006	$(48,800)

     This MD&A as it relates to 2006 has been updated for the restatements described above.
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
     Our service revenues for the first quarter of 2007 were $121.3 million, a 39% increase compared to service revenues for the first quarter of 2006. The growth in service revenues is due to an increase in demand for our services on a worldwide basis. Revenues increased by 41% in both the North America and Europe operating segments as well as increasing by 14% in Government Services.
     Currently, we are retaining subcontractors in certain cases to fill specific project needs. If we are not successful in maintaining effective staffing levels, our ability to achieve our service revenue and profitability objectives will be adversely affected. Our ability to effectively staff our engagements and achieve the desired staffing mix depends heavily on our ability to keep turnover at appropriate levels. Our voluntary turnover for the first quarter of 2007 decreased to 16.5% compared to 18.3% in the fourth quarter of 2006 and 21.6% in the first quarter of 2006. We also continue to modify and upgrade critical internal systems that we require to manage client projects and our business. Our operations and business results will be adversely impacted if we do not successfully and efficiently implement these system changes, as necessary.
     Our Global Distributed Delivery (“GDD”) methodology continues to be important to our clients’ success. This proprietary methodology allows us to provide high-quality, cost-effective solutions under accelerated project schedules. By engaging our staff in India, which is comprised of researchers, project managers, creative designers and technologists, we can provide services at lower total costs as well as offer a continuous delivery capability resulting from time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services. Our billable days, or level of effort, incurred by our India people as a percentage of total Company billable days increased slightly for the first quarter of 2007 to 59% compared to 58% for the fourth quarter of 2006 and 52% in the first quarter of 2006.
     For the first quarter of 2007 we reported income from continuing operations of $775,000 compared to a loss from continuing operations of $1.2 million in the first quarter of 2006. This improvement is the result of multiple factors including decreases in restructuring and other related charges, lower amortization of intangible assets and operational performance improvement partially offset by expenses incurred related to our restatement due to historical stock option practices and greater compensation costs.
     The economic outlook, as always, is subject to change. Any decline in our service revenues will have a significant impact on our financial results, particularly because a significant portion of our operating costs (such as salary expense, rent expense, depreciation expense and amortization of intangible assets) are fixed in advance of a particular quarter. In addition, our future operating segment and overall Company revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors.
Summary of Critical Accounting Policies; Significant Judgments and Estimates
     We have identified the policies which are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during the three months ended March 31, 2007 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 other than those described herein.
     Accounting for Income Taxes.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty (50) percent likely of being realized upon ultimate settlement.
     The implementation of FIN 48 did not have a material impact on the Company’s provision for income taxes or its liability for unrecognized income tax benefits in the first quarter of 2007. The Company has gross unrecognized tax benefits of approximately $2.7 million as of January 1, 2007. Of this amount, $2.7 million (net of federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s provision for income taxes.
     The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of January 1, 2007, interest accrued was approximately $313,000. As of January 1, 2007, penalties accrued are approximately $33,000.
     The Company conducts business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Germany, India, United Kingdom and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2002. However, carryforward attributes may still be adjusted upon examination by tax authorities if they are used in a future period.
     The Company is currently under audit by the Assessing Office in India for the 2004 through 2005 tax year. It is unlikely that the examination phase of the audit will conclude during 2007.
     The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2008.
     At December 31, 2006, the Company has a federal net operating loss (“NOL”) carryforward of approximately $204 million expiring at various dates through 2025 and research and development (“R&D”) credit carryforwards of $4.8 million expiring at various dates. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than fifty (50) percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation. If we have experienced a change of control at any time since Company formation, utilization of our NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

SAPIENT CORPORATION
Results of Operations
     The following table sets forth the percentage of our service revenues of items included in our consolidated and condensed statements of operations:

	Three Months Ended
	March 31,
	2007	2006
		As Restated
Revenues:
Service revenues	100%	100%
Reimbursable expenses	4%	3%

Total gross revenues	104%	103%

Operating expenses:
Project personnel expenses	69%	67%
Reimbursable expenses	4%	3%

Total project personnel expenses and reimbursable expenses	73%	70%
Selling and marketing expenses	6%	8%
General and administrative expenses	24%	27%
Restructuring and other related charges	0%	1%
Amortization of purchased intangible assets	0%	1%

Total operating expenses	104%	107%

Loss from operations	0%	(3%)
Interest and other income, net	1%	2%

Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	1%	(2%)
Provision for (benefit from) income taxes	0%	0%

Income (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	1%	(1%)
Loss from discontinued operations	0%	0%

Income (loss) before cumulative effect of accounting change	1%	(2%)
Cumulative effect of accounting change	0%	0%

Net income (loss)	1%	(2%)

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Service Revenues
     Our service revenues for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31,	March 31,		Percentage
	2007	2006	Increase	Increase
		As Restated
	(in thousands, except percentages)

Service revenues	$121,295	$87,094	$34,201	39%
     Our service revenues increased by 39% during the three months ended March 31, 2007, compared to the same period in 2006. This increase was driven by organic growth in the North America and Europe operating segments, both of which experienced revenue increases of 41% over the first quarter of 2006. Our recurring revenues were 37% of our service revenues in the first quarter of 2007, compared to 32% in the first quarter of 2006. Recurring revenues are revenue commitments of one year or more in which the client has committed spending levels to us or chosen us as an exclusive provider of certain services.
     In the first quarter of 2007, our five largest customers accounted for approximately 23% of our service revenues in the aggregate, which remained flat as compared to the first quarter of 2006. Sprint accounted for approximately 12% of our service revenues in the first quarter of 2007 and no customer accounted for more than 10% of our service revenues in the first quarter 2006.
     While our utilization of 72% was slightly lower than the 75% rate we had in Q1 of 2006, we increased our number of delivery people by 53% over the same period.

SAPIENT CORPORATION
Project Personnel Expenses
     Project personnel expenses consist principally of salaries and employee benefits for personnel dedicated to client projects, independent contractors and direct expenses incurred to complete projects that were not reimbursed by the client. These expenses represent the most significant expense we incur in providing our services.

	Three Months Ended
		March 31,
	March 31,	2006		Percentage
	2007	(As Restated)	Increase	Increase
	(in thousands, except percentages)
Project personnel expenses	$83,830	$57,942	$25,888	45%
Project personnel expenses as a percentage of service revenues	69%	67%	2
     Project personnel expenses increased by $25.9 million for the three months ended March 31, 2007 as compared to the same period in 2006 and also increased as a percentage of service revenues over the same period. The increase in expense was due to the addition of 1,473 people which increased salary and travel related expenses by $16.8 million, additional stock-based and other incentive compensation-related expense of $5.5 million and $3.6 million of fees paid to independent contractors.
     The increase in project personnel expenses as a percentage of service revenues is primarily as a result of the additional stock based compensation-related expenses and the use of independent contractors, which was partially offset by lower costs per person as the mix of India-based people increased from 54% as of March 31, 2006 to 64% as of March 31, 2007.
Selling and Marketing Expenses
     Selling and marketing expenses consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses.

	Three Months Ended
		March 31,
	March 31,	2006	Increase	Percentage
	2007	(As Restated)	(Decrease)	Increase
	(in thousands, except percentages)
Selling and marketing expenses	$7,608	$6,833	$775	11%
Selling and marketing expenses as a percentage of service revenues	6%	8%	(2)
     Selling and marketing expenses increased by $0.8 million for the three months ended March 31, 2007 as compared to the same period in 2006 but decreased as a percentage of service revenues over the same period. The increase in expense was due to the pursuit of a large sales opportunity that increased deal-related expenses by $0.2 million during the quarter, increased commission and compensation expenses of $1.3 million and the use of outside consultants which increased by $0.2 million, partially offset by a decrease in the total number of people in sales and marketing which decreased from 100 as of March 31, 2006 to 79 as of March 31, 2007 resulting in savings of $0.9 million. The decrease in sales and marketing expenses as a percentage of service revenues is due to lower costs per person as the mix of India-based people increased from 10% as of March 31, 2006 to 16% as of March 31, 2007.
General and Administrative Expenses
     General and administrative expenses relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses.

	Three Months Ended
		March 31,
	March 31,	2006	Increase	Percentage
	2007	(As Restated)	(Decrease)	Increase
	(in thousands, except percentages)
General and administrative expenses	$29,504	$23,314	$6,190	27%
General and administrative expenses as a percentage of service revenues	24%	27%	(3)
     General and administrative expenses increased by $6.2 million for the three months ended March 31, 2007 as compared to the same period in 2006 but decreased as a percentage of service revenues over the same period. Expenses associated with the Company’s restatement effort in the three month period ended March 31, 2007 were responsible for $3.2 million of the increase. The remaining increase of $3.0 million was the result of 249 additional people and compensation expense to support the Company’s growth. The decrease in general and administrative expenses as a percentage of service revenues is a result of lower personnel costs per person associated with the increased mix of India-based general and administration personnel. As of March 31, 2007, we had 761 general and administrative people of which 516, or 68% were India-based. By comparison, as of March 31, 2006, we employed 512 people of which 276, or 54% were India-based.

SAPIENT CORPORATION
Restructuring and Other Related Charges
     During the first quarter of 2007, we recorded a benefit to restructuring and other related charges of $112,000. During the first quarter of 2006, we recorded restructuring and other related charges of $814,000.
2006 — Restructure Event
     During the first quarter of 2006, we initiated a restructuring plan in the United Kingdom to better position us to capitalize on market opportunities. As a result, 28 employees were terminated and the Company recorded $332,000 and $240,000 in restructuring and other related charges for severance and termination benefits in the first and second quarter of 2006, respectively, in accordance with SFAS Statement No. 112, Employers’ Accounting for Postemployment Benefits. These charges were recorded in the United Kingdom segment in our Results by Operating Segment. The Company paid approximately $572,000 during 2006. As of December 31, 2006 and March 31, 2007, there was no remaining accrual for this restructuring event.
2005 — Restructure Event
     During the fourth quarter of 2005, we initiated a restructuring plan to streamline general and administrative (“G&A”) activities. This initiative included the transfer of certain finance, human resources, and internal IT functions to India. This initiative resulted in the reduction of 28 employees and charges of approximately $0 and $200,000 during the first quarters of 2007 and 2006, respectively, to restructuring and other related charges, for severance, termination benefits and stay-bonuses in accordance with SFAS No. 112, and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges were not recorded to a segment because it impacted an area of the business that supports all business units, but is included in ‘Reconciling items’ in the Results by Operating Segment. We paid approximately $505,000 through the end of 2006 and $58,000 during the first quarter of 2007. The remainder will be paid during the second quarter of 2007. The following table shows activity during the first quarter of 2007 related to this restructure event:

Workforce
(in thousands)
Balance, December 31, 2006	$225
Cash utilized	(58)

Balance, March 31, 2007	$167

2001, 2002, 2003 — Restructure Events
     As a result of the decline in the demand for advanced technology consulting services that began in 2000, we restructured our workforce and operations in 2001, 2002 and 2003. We recorded a benefit to restructuring and other related charges of approximately $112,000 in the first quarter of 2007 in connection with increases in estimated sublease income.
     During the first quarter of 2006, we recorded restructuring and other related charges of approximately $282,000 related to an increase in operating expense assumptions associated with the previously restructured facilities. We have not finalized sublease agreements for all leases and are currently involved in negotiations to sublease the vacant spaces. The following table shows activity during the first quarter of 2007 related to this restructure event:

Facilities
(in thousands)
Balance, December 31, 2006	$15,383
Adjustment	(112)
Non-cash, utilized	(2)
Cash utilized	(973)

Balance, March 31, 2007	$14,296

     The total remaining accrued restructuring for all events is $14.5 million at March 31, 2007, of which the cash outlay over the next 12 months is expected to be $4.1 million, and the remainder will be paid through 2011.

SAPIENT CORPORATION
     These restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sub-lease income. Our sub-lease assumptions include anticipated rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. These estimates and assumptions are monitored on a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the future, resulting in additional adjustments and these adjustments could be material
Amortization of Intangible Assets
     During the first quarter of 2007, amortization of intangible assets consisted of amortization of intangible assets related to: non-compete and non-solicitation agreements and customer list related to the 2006 Planning Group International (“PGI”) acquisition, SAP license agreement and customer list relating to the 2005 Business Information Solutions, LLC (“BIS”) acquisition. Amortization expense related to intangible assets was $542,000 and $1.0 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in amortization expense was due to backlog related to the PGI acquisition became fully amortized in the fourth quarter of 2006.
Interest and Other Income
     Interest and other income are derived primarily from investments in U.S. government securities, tax-exempt, short-term municipal bonds and commercial paper.

	Three Months Ended
	March 31,	March 31,		Percentage
	2007	2006	Decrease	Decrease
		as restated
	(in thousands, except percentages)
Interest and other income	$1,303	$1,380	$(77)	(1%)
     The percentage decrease for the three months ended March 31, 2007 as compared to the same period in 2006 was primarily due to the decrease in other income. Included in other income are business interruption proceeds of approximately $394,000 for the three months ended March 31, 2006. The $394,000 of proceeds was received in connection with a fire that occurred in our Gurgaon, India office during the first quarter of 2005. The fire did not have a material effect on our business or in our ability to serve our clients. The decrease in other income was partially offset by an increase in interest income. Interest income has increased as a result of improved interest rates.
Provision for Income Taxes
     We have deferred tax assets which relate to net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, current and enacted tax legislation and other temporary differences between book and tax accounting, to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2001, 2002 and 2003, and uncertainty as to the extent and timing of profitability in future periods, we have recorded a full valuation allowance as of March 31, 2007 relating to the deferred tax assets in the United States. Having assessed the ability to realize the deferred tax assets in certain foreign jurisdictions, we believe that future taxable income will be sufficient to realize the deferred tax benefit of the deferred tax assets in Canada, the United Kingdom, and Germany. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made.
     Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

SAPIENT CORPORATION
Results by Operating Segment
     We have discrete financial data by operating segments available based on our method of internal reporting, which disaggregates our operations. Operating segments are defined as components of the Company concerning which separate financial information is available to manage resources and evaluate performance. Beginning of the first quarter of 2007, the Company combined its Experience Marketing operating segment with North America Commercial to form “North America” and also combined its United Kingdom and Germany business units to form “Europe”. All operating segment information presented below for prior periods has been updated to conform to current period presentation as a result of these changes.
     Beginning in the first quarter of 2006, we do not allocate certain marketing and general and administrative expenses to our operating segments because these activities are managed separately from the business units. We do allocate certain marketing and general and administrative expenses to our Government Services business unit as these activities are managed within the business unit. We did not allocate the costs associated with our restructuring events across our operating segments for internal measurement purposes, given that the substantial majority of the restructuring costs were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. We did allocate the workforce reduction costs associated with the United Kingdom’s 2006 restructuring plan due to the specific identification of the terminated employees to their respective business unit. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and, therefore, we have not disclosed asset information for each operating segment.
     The tables below present the service revenues and income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change attributable to these operating segments for the periods presented.

	Three Months Ended
	March 31,
	2007	2006
		As Restated
	(In thousands)
Service Revenues:
North America	$81,728	$58,100
Government Services	5,912	5,177
Europe	33,655	23,817

Consolidated Total	$121,295	$87,094

Income (Loss) From Continuing Operations:
North America (1)	$19,385	$16,156
Government Services (1)	2,156	1,172
Europe (1)	8,699	5,866

Total Reportable Segments (1)	30,240	23,194
Less Reconciling Items (2)	(29,014)	(24,660)

Consolidated Income (loss) from Continuing Operations Before Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change	$1,226	$(1,466)

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income in order to arrive at consolidated income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change include the following:

SAPIENT CORPORATION

	Three Months Ended
	March 31,
	2007	2006
		(As Restated)
	(in thousands)
Centrally managed functions (a)	$22,550	$20,248
Restructuring and other related charges	(112)	814
Amortization of intangible assets	542	1,037
Stock-based compensation expense	4,167	2,922
Interest and other income, net	(1,303)	(1,380)
Unallocated expenses (b)	3,170	1,019

	$29,014	$24,660

(a)	Includes marketing, general and administrative and support costs controlled separately from operating segments.

(b)	Includes costs controlled directly by corporate headquarters.
Service Revenues by Operating Segments
Consolidated service revenues for the first quarter of 2007, compared to the first quarter of 2006, increased 39% in U.S. dollars and 35% in local currency terms. Service revenues for our North America operating segment increased 41% for the first quarter of 2007 as compared to the first quarter of 2006. Service revenues for our Europe operating segment increased 41%, or 27% in local currency, for the first quarter of 2007 as compared to the first quarter of 2006. The increases in both North America and Europe are a result of organic growth, as we continue to experience strong demand in both marketplaces. Service revenues for our Government Services operating segment increased 14%, or $735,000, in the first quarter of 2007 as compared to the first quarter of 2006.
Operating Income by Operating Segments
     Our North America operating segment experienced an increase in operating profit of $3.2 million, or 20%, in the first quarter of 2007 as compared to the first quarter of 2006. Our Europe operating segment experienced an increase in operating profit of $2.8 million, or 48%, in the first quarter of 2007 as compared to the first quarter of 2006. Our Government Services operating segment experienced an increase in operating profit of $1.0 million, or 84%, in the first quarter of 2007 as compared to the first quarter of 2006.
Liquidity and Capital Resources
     During the three months ended March 31, 2007 cash used in operating activities was $18.0 million. We invest our excess cash predominantly in instruments that are highly liquid, investment grade securities. At March 31, 2007, we had approximately $109.9 million in cash, cash equivalents, restricted cash and marketable securities, compared to $128.8 million at December 31, 2006. We have deposited approximately $1.7 million with various banks as collateral for letters of credit and performance bonds and have classified this cash as restricted on our consolidated and condensed balance sheet at March 31, 2007.
     In our Annual Report on the Form 10-K for the year ended December 31, 2006, under the heading Liquidity and Capital Resources, we outlined our contractual obligations. For the quarter ended March 31, 2007, there have been no material changes in our contractual obligations.
     Cash used in operating activities was $18.0 million for the three months ended March 31, 2007. This resulted primarily from an increase in accounts receivable of $14.2 million, increase in prepaid expenses and other current assets of $2.7 million, decrease in accounts payable of $1.3 million, decrease in accrued compensation of $5.4 million, decrease in deferred revenues of $4.2 million, and a decrease in accrued restructuring of $1.1 million. These changes were primarily offset by net non-cash charges of $7.9 million, including depreciation and amortization expense of $3.5 million and stock-based compensation expense of $4.2 million, a decrease in unbilled revenues of $1.2 million, a decrease in other assets of $767,000 and net income of $775,000.
     Days sales outstanding (“DSO”) is calculated based on actual three months of total revenue and period end receivables, unbilled and deferred revenue balances. DSO for accounts receivable increased to 79 days in the first quarter of 2007 from 70 days in the fourth quarter of 2006 due to turnover in our collections department and administration delays in billings at the end of the quarter. Approximately 51% of our services revenue for the first quarter of 2007 was derived from time and materials arrangements as compared to 50% for the first quarter of 2006.

SAPIENT CORPORATION
Because of the growing trend in revenue generated from time and materials arrangements and the fact that they are billed one month in arrears, we expect our unbilled revenue balance to increase at the end of a fiscal quarter as our service revenues increase. We expect our unbilled revenues to be short-term in nature, with a majority being billed within 90 days.
     Cash used in investing activities was $4.4 million for the three months ended March 31, 2007. This was due primarily to purchases of marketable securities of approximately $36.3 million, off set by $33.0 million of cash received for sale and maturity of marketable investments, $1.7 million of purchases of property and equipment and costs of internally developed software and a decrease in restricted cash of $220,000.
     Cash used in financing activities was $37,000 for the three months ended March 31, 2007, as a result of principal payments under capital lease obligations.
     On November 16, 2004, our Board of Directors authorized up to $25.0 million in funds for use in our common stock repurchase program. On February 10, 2006 the Board of Directors authorized an additional $25.0 million in funds for use in such programs. We announced that we will repurchase shares on the open market or in private transactions from time to time depending on market conditions. Each authorization shall continue for a period of two years from its inception or until it is discontinued by the Board of Directors. We repurchased approximately 1.0 million shares of our common stock at an average price of $5.98 per share for an aggregate purchase price of approximately $6.2 million during the first quarter of 2006. No repurchases were made in the first quarter of 2007. The first $25.0 million of authorized funds had been used in its entirety prior to its expiration. As of March 31, 2007, $14.3 million of funds remained available for stock repurchases.
In May 2007, the Company amended the terms of its earn-out arrangement with the former owners of BIS. Due to the Company’s integration of BIS with our existing segments, we agreed to amend the earn-out in order to facilitate the calculation of the amount based on what discrete SAP related revenue information is readily available. The amendment provides for year two and year three payments of $700,000 in each period. These payments are due on June 1, 2007 and 2008 with additional potential for performance based payouts of $233,000 per year to be made based on performance against set revenue goals. The amendment approximates what management believes the BIS stockholders would have earned under the original amount if the information to calculate those amounts were readily available. The guaranteed payments will be recorded as an increase to goodwill by $1.4 million as of the execution of the amendment in May 2007. Additional payments, if any, earned as a result of the performance based payments will result in increases to goodwill at the time of payment. On June 1, 2007, the Company made a cash payment of $700,000 to the former owners of BIS, decreasing the remaining maximum potential future consideration to $1.2 million.
The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims totaling approximately $3.2 million and various administrative audits, each of which have arisen in the ordinary course of our business. The Company has an accrual at March 31, 2007 of approximately $800,000 related to certain of these items. The Company intends to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has previously accrued. The pending derivative actions do not assert a claim against the Company for specific monetary damages and, accordingly, the amounts described herein are exclusive of any potential future monetary damages that the company may incur as a result of the derivative actions.
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
On November 30, 2006, the Securities and Exchange Commission (“SEC”) notified us that it had commenced a formal inquiry into our historical stock-based compensation practices. Subsequently, on March 8, 2007, we received a subpoena from the SEC requesting documents relating to this matter, and responded by producing documents. We are cooperating with the SEC and will continue to do so as the inquiry moves forward. At this point, we are unable to predict what, if any, consequences the SEC investigation may have on us. However, the investigation could result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to commence legal action, we could be required to pay significant penalties and/or fines and could become subject to an administrative order and/or a cease and desist order. The filing of our restated financial statements to correct the discovered accounting errors will not resolve the SEC investigation.
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
     Changes in future minimum rental commitments under non-cancelable operating leases in the three months ended March 31, 2007 were not material.
     We believe that our existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet our working capital, capital expenditures, restructuring requirements and stock repurchase initiatives for at least the next 12 months.
New Accounting Pronouncements

SAPIENT CORPORATION
     In September 2006, FASB issued SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the effect, if any, that the application of SFAS No. 157 will have on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. If the fair value option is elected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date. Upon initial adoption of this Statement an entity is permitted to elect the fair value option for available-for-sale and held-to-maturity securities previously accounted for under SFAS No. 115. The effect of reclassifying those securities into the trading category should be included in a cumulative-effect adjustment of retained earnings and not in current-period earnings and should be separately disclosed. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently assessing the possible impact, if any, the adoption of FAS No. 159 may have on its consolidated financial statements. The Company has not yet determined the effect, if any, that the application of SFAS No. 159 will have on its consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the three months ended March 31, 2007, no changes in our market risk exposure occurred. For quantitative and qualitative disclosures about market risk affecting Sapient, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

SAPIENT CORPORATION
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of March 31, 2007, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our evaluation has identified the following material weakness in our internal control over financial reporting, as fully described in our Annual Report on Form 10-K for the year ended December 31, 2006. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement to the annual or interim financial statements will not be prevented or detected.

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

     Based on the evaluation of this material weakness, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2007 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Plan for Remediation of the Material Weakness in Internal Control Over Financial Reporting

     During the second half of 2006 and the first quarter of 2007, we have been adding members to our accounting and finance staff and implementing additional review procedures in our financial statement close processes to address these issues. While the impact of these enhancements to the internal control over financial reporting were positive, management’s assessment of our internal control over financial reporting for 2006 and the first quarter of 2007 indicated that additional resources, training, and experience were necessary for certain of these controls to operate effectively.

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

Changes in Internal Control Over Financial Reporting

     No changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     The markets for the services we provide are highly competitive. We believe that we compete principally with large systems consulting and implementation firms, offshore outsourcing companies, and clients’ internal information systems departments. Other competitors include interactive and traditional advertising agencies, and, to a lesser extent, boutique consulting firms that maintain specialized skills and/or are geography based. Regarding our Government Services practice, we both compete and partner with large defense contractors. Some of our competitors have significantly greater financial, technical and marketing resources, and generate greater revenues and have greater name recognition, than we do. Often, these competitors offer a larger and more diversified suite of products and services than we offer. These competitors may win client engagements by significantly discounting their services in exchange for a client’s promise to purchase other goods and services from the competitor, either concurrently or in the future. If we cannot keep pace with the intense competition in our marketplace, our business, financial condition and results of operations will suffer.
Our international operations and Global Distributed Delivery (“GDD”) model subject us to increased risk.
     We currently have international offices in the United Kingdom, Germany, the Netherlands, Sweden, India and Canada. Our international operations are a significant percentage of our total revenues, and our GDD model is a key component of our ability to deliver our services successfully. Our international operations are subject to inherent risks, including:
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

SAPIENT CORPORATION
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
     We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international revenues were $41.2 million for the three months ended March 31, 2007. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues and receivables, purchases, payroll and investments. We also have a significant amount of foreign currency net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk, because we frequently incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.
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
     A high percentage of our operating expenses, particularly salary expense, rent, depreciation expense and amortization of intangible assets, are fixed in advance of any particular quarter. As a result, an unanticipated decrease in the number or average size of, or an unanticipated delay in the scheduling for, our projects may cause significant variations in operating results in any particular quarter and could have a material adverse effect on operations for that quarter.
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

SAPIENT CORPORATION
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
Our former Co-Chairmen and Co-Chief Executive Officers have significant voting power and may effectively control the outcome of any stockholder vote.
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

SAPIENT CORPORATION
we cannot be certain that these agreements will be effective in preventing our key employees from engaging in these actions or that courts or other adjudicative entities will substantially enforce these agreements.
We may be unable to achieve anticipated benefits from acquisitions and joint ventures.
     The anticipated benefits from any acquisitions or joint ventures that we may undertake might not be achieved. For example, if we acquire a company, we cannot be certain that clients of the acquired business will continue to conduct business with us, or that employees of the acquired business will continue their employment or integrate successfully into our operations and culture. The identification, consummation and integration of acquisitions and joint ventures require substantial attention from management. The diversion of management’s attention, as well as any difficulties encountered in the integration process, could have an adverse impact on our business, financial condition and results of operations. Further, we may incur significant expenses in completing any such acquisitions, and we may assume significant liabilities, some of which may be unknown at the time of such acquisition. We note, in particular, our ongoing efforts to integrate and assimilate our Experience Marketing reporting segment, following our acquisition of PGI in early 2006. Failure to complete this initiative in a timely and efficient manner may adversely impact our business, financial condition and results of operations
If we do not effectively improve our operational and financial processes and systems, our ability to achieve efficiencies and cost savings may be delayed and our results of operations may be adversely impacted.
     To streamline our general and administrative infrastructure and costs as a percentage of revenue and ensure that the Company can appropriately scale as our business expands, since early 2006 we have been redesigning many operational processes and transitioning certain internal, non-billable roles to our India office. The activities principally relate to finance, human resources and certain IT functions. If we do not timely, efficiently and effectively upgrade or replace systems, redesign processes and implement the preceding role transitions and necessary training as our business requires, we may be unable to support our growth effectively or realize cost savings as quickly as expected or maintain effective internal controls over financial reporting. Additionally, the quality of our services may decline pending the successful completion of these initiatives. Consequently, our results of operations may be adversely impacted. In fact, as indicated Item 4, the transition of several finance functions to our offices in India is a principal reason that management is reporting that a material weakness exists in the Company’s internal control over financial reporting.
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
     We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. In Item 4 of this Quarterly Report, management reports that a material weakness exists in the Company’s internal control over financial reporting, as a result of a significant disruption to our financial accounting organization, processes and workload during 2006 that was attributable to the (i) transition of key accounting and administrative functions and processes to India during 2006; (ii) changes in the finance organization and resultant significant turnover in the Company’s finance and accounting staff, including three Chief Financial Officers during 2006; and (iii) investigation and restatement of the Company’s financial statements relating to historic stock option granting practices, which have required significant financial research, analysis and incremental recordkeeping. These factors indicated that we had an insufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. Due to this material weakness, management has concluded that as of the end of the period, the Company’s disclosure controls and procedures were not effective. Consequently, and pending the Company’s remediation of the matters that have caused the control deficiencies underlying the material weakness, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors may lose faith in the reliability of our financial statements. Accordingly, the price of our securities may be adversely and materially impacted.
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

SAPIENT CORPORATION
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

SAPIENT CORPORATION
PART II. OTHER INFORMATION
Item 6. Exhibits

23.3*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Alan J. Herrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Alan J. Herrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits filed herewith

SAPIENT CORPORATION
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAPIENT CORPORATION

Signature	Title	Date

/s/ ALAN J. HERRICK	President	June 15, 2007
Alan J. Herrick	Chief Executive Officer

/s/ JOSEPH S. TIBBETTS, JR.	Chief Financial Officer	June 15, 2007
Joseph S. Tibbetts, Jr.