Form 10-Q
period 2007-06-30
SAPIENT CORP
filed 2007-08-09
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2007
Common Stock, $0.01 par value per share	125,354,673 shares

SAPIENT CORPORATION
INDEX
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Quarterly Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Quarterly Report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described below in Part II, Item 1A, “Risk Factors” in this Quarterly Report and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ending December 31, 2006. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Quarterly Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

SAPIENT CORPORATION
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CONSOLIDATED AND CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$59,431	$75,022
Marketable securities, current portion	48,925	51,859
Restricted cash, current portion	743	551
Accounts receivable, less allowance for doubtful accounts of $2,544 and $2,573 at June 30, 2007 and December 31, 2006, respectively	103,919	75,402
Unbilled revenues	35,558	34,201
Prepaid expenses and other current assets	25,300	20,565

Total current assets	273,876	257,600
Marketable securities, net of current portion	1,077	—
Restricted cash, net of current portion	1,184	1,338
Property and equipment, net	34,064	27,623
Purchased intangible assets, net	6,485	7,550
Goodwill	40,329	38,929
Other assets	8,962	9,024

Total assets	$365,977	$342,064

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,433	$9,818
Accrued compensation	34,614	33,077
Accrued restructuring costs, current portion	3,847	3,867
Deferred revenues, current portion	20,228	14,871
Other accrued liabilities	45,710	47,068

Total current liabilities	113,832	108,701
Accrued restructuring costs, net of current portion	9,474	11,741
Deferred revenues, net of current portion	722	865
Other long-term liabilities	9,749	5,780

Total liabilities	133,777	127,087

Commitments and contingencies (Note 4)
Redeemable common stock, par value $0.01 per share, 134,995 and 224,469 shares issued and outstanding at June 30, 2007 and December 31, 2006	290	480
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued at June 30, 2007 and December 31, 2006	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 131,785,758 shares issued at June 30, 2007 and December 31, 2006	1,318	1,318
Additional paid-in capital	556,512	547,369
Treasury stock, at cost, 7,807,257 and 8,489,614 shares at June 30, 2007 and December 31, 2006, respectively	(28,352)	(30,673)
Accumulated other comprehensive income	10,109	5,782
Accumulated deficit	(307,677)	(309,299)

Total stockholders’ equity	231,910	214,497

Total liabilities, redeemable common stock and stockholders’ equity	$365,977	$342,064

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Service revenues	$128,594	$98,003	$249,889	$185,097
Reimbursable expenses	4,531	3,378	9,025	6,347

Total gross revenues	133,125	101,381	258,914	191,444

Operating expenses:
Project personnel expenses	87,157	66,232	170,987	124,173
Reimbursable expenses	4,531	3,378	9,025	6,347

Total project personnel expenses and reimbursable expenses	91,688	69,610	180,012	130,520
Selling and marketing expenses	8,141	4,589	15,749	11,422
General and administrative expenses	31,441	24,244	60,945	47,559
Restructuring and other related charges	(57)	334	(169)	1,148
Amortization of purchased intangible assets	523	844	1,065	1,881

Total operating expenses	131,736	99,621	257,602	192,530

Income (loss) from operations	1,389	1,760	1,312	(1,086)
Interest and other income, net	1,216	2,160	2,519	3,540

Income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	2,605	3,920	3,831	2,454
Provision for income taxes	1,758	3,742	2,209	3,504

Income (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	847	178	1,622	(1,050)
Loss from discontinued operations	—	(65)	—	(433)
Gain on disposal of discontinued operations (net of tax provision of $342)	—	4,834	—	4,834

Income before cumulative effect of accounting change	847	4,947	1,622	3,351
Cumulative effect of accounting change	—	—	—	154

Net income	$847	$4,947	$1,622	$3,505

Basic and diluted income (loss) per share from continuing operations	$0.01	$0.00	$0.01	$(0.01)

Basic and diluted net income per share	$0.01	$0.04	$0.01	$0.03

Weighted average common shares — Basic	123,423	124,373	123,387	124,273
Weighted average common shares — Dilutive	127,576	127,098	127,260	124,273

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$1,622	$3,505
Adjustments to reconcile net income to net cash used in operating activities:
Loss recognized on disposition of fixed assets	34	84
Depreciation expense	6,630	4,673
Amortization of purchased intangible assets	1,065	1,881
Deferred income taxes	421	494
(Recovery of) provision for allowance for doubtful accounts, net	(29)	1,258
Stock-based compensation expense	8,855	5,559
Gain on disposal of discontinued operations	—	(4,834)
Cumulative effect of accounting change	—	(154)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(26,511)	(19,628)
Unbilled revenues	(897)	(12,639)
Prepaid expenses and other current assets	(4,719)	(7,998)
Other assets	438	(3,142)
Accounts payable	(744)	(2,027)
Accrued compensation	623	(3,956)
Other accrued liabilities	(4,171)	19,634
Accrued restructuring costs	(2,378)	(3,442)
Deferred revenues	4,366	(515)
Other long-term liabilities	3,254	693

Net cash used in operating activities	(12,141)	(20,554)

Cash flows from investing activities:
Cash paid for acquisitions, including transaction costs, net of cash received	(883)	(26,664)
Cash received for sale of discontinued operations, net of cash disposed of and payment to minority stockholders	436	5,142
Purchases of property and equipment and cost of internally developed software	(10,202)	(6,078)
Sales and maturities of marketable securities	54,642	83,301
Purchases of marketable securities	(52,796)	(44,491)
Restricted cash	47	(9)

Net cash (used in) provided by investing activities	(8,756)	11,201

Cash flows from financing activities:
Principal payments under capital lease obligations	(67)	(68)
Proceeds from stock option and purchase plans	2,561	4,523
Repurchases of common stock	—	(16,957)

Net cash provided by (used in) financing activities	2,494	(12,502)

Effect of exchange rate changes on cash and cash equivalents	2,812	(433)

Decrease in cash and cash equivalents	(15,591)	(22,288)
Cash and cash equivalents, at beginning of period	75,022	69,948

Cash and cash equivalents, at end of period	$59,431	$47,660

Supplemental Cash Flow Information:
Non-cash financing transaction:
Issuance of common stock with acquisition	$—	$5,855

Note receivable related to the sale of HWT	$—	$1,350

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
1. Basis of Presentation
     The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
     The results of discontinued operations for the three and six months ended June 30, 2006 are presented separately in the condensed and consolidated statement of operations.
     Unless the context requires otherwise, references in this Quarterly Report to “Sapient,” “the Company,” “we,” “us” or “our” refer to Sapient Corporation and its consolidated subsidiaries.
2. Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). Stock-based compensation expense for all share-based payment awards granted since January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recorded the following stock-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Project personnel expenses	$2,320	$1,404	$4,519	$2,814
Selling and marketing expenses	838	609	1,916	1,212
General and administrative expenses	1,530	623	2,420	1,533

	$4,688	$2,636	$8,855	$5,559

     Stock-based compensation expenses capitalizable related to internally developed software were not material for the three and six months ended June 30, 2007 and 2006. The Company uses the Black-Scholes valuation model for estimating the fair value of the stock options granted under SFAS No. 123R. The fair value per share of the Restricted Stock Unit (“RSU”) awards is equal to the quoted market price of the Company’s common stock on the date of grant. RSU awards with market-based vesting criteria are valued using a lattice model.
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
     In connection with the Company’s internal review of its historical stock-based compensation practices from 1996 to 2006, it determined that certain options exercised in 2006 by current and former employees of the Company (the “Affected Employees”) had been mispriced and, therefore, were subject to an excise tax, and associated interest charges, under Section 409A of the Internal Revenue Code (“Section 409A”). As a result, during the first quarter of 2007, the Compensation Committee of the Company’s Board Directors approved a remediation plan under which the Company will pay this tax (and interest charges) on behalf of the Affected Employees. Accordingly, the Company recorded an expense of $750,000 during the first quarter of 2007 related to this tax and associated interest charges. In the second quarter of 2007, the company paid $244,000 of this liability.

     Additionally, with respect to mispriced, unexercised stock options held by Affected Employees that also are subject to an excise tax (and interest charges) under Section 409A (the “409A Affected Options”), the Company implemented a remediation plan in the second quarter of 2007. Under this plan, on May 18, 2007 the Company increased the exercise price of 1.9 million 409A Affected Options to the fair market value of the Company’s stock on the correct measurement date for these option awards. In turn, to compensate the Affected Employees for the increase to the exercise price of their 409A Affected Options, the Compensation Committee authorized Management to issue (a) current employees additional stock options at an exercise price equal to the Company’s stock price on the date of the price increase (May 18, 2007) and (b) former employees a cash payment. In connection with this make whole provision, the Company issued 155,000 stock options and estimates paying $34,000 of cash bonuses. The Company incurred no compensation expense associated with additional option grants issued to current employees, as the fair value of the employees’ repriced and new option grants equaled the fair value of the original 409A Affected Options.
     Further, due to the Company’s delayed filing of its quarterly reports on Form 10-Q for the three and six months ended June 30, 2006, the three and nine months ended September 30, 2006 and the three months ended March 31, 2007 and Annual Report on Form 10-K for the year-ended December 31, 2006 in connection with its historical stock-based compensation review, some employees were unable to exercise stock options from the fourth quarter of 2006 until June 15, 2007 (the date on which the Company completed the filing of all reports required to be filed pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, for the preceding 12 months) (“Compliance Date”). As a result, during the first quarter of 2007, the Compensation Committee approved the extension of certain options that otherwise would have expired during this “trading blackout period,” to enable the affected employees a reasonable period of time after the Compliance Date to exercise their vested options. The Company recorded compensation expense of $560,000 and $910,000 during the three months and six months ended June 30, 2007, respectively, related to these modifications.
     The following table summarizes activity under all stock option plans for the six months ended June 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (2)
	(In thousands)		(years)	(In thousands)
Outstanding as of December 31, 2006	14,610	$11.05	4.90	$12,974
Options granted	155	$7.05	—	—
Options exercised	(619)	$4.13	—	—
Options forfeited/cancelled	(691)	$8.63	—	—

Outstanding as of June 30, 2007	13,455	$11.65	4.27	$24,412

Exercisable as of June 30, 2007	11,422	$12.56	3.93	$20,344
Exercisable as of June 30, 2007 and expected to become exercisable(1)	12,801	$11.78	4.21	$23,886

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

(2)	The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market value of the Company’s common stock on December 31, 2006 and June 29, 2007 ($5.49 and $7.73) and the exercise price of the underlying stock options.
     The unrecognized compensation expense related to the unvested stock options as of June 30, 2007 was $5.4 million with a weighted average remaining recognition period of 0.9 years.
     The table below summarizes activity relating to RSU’s for the six months ended June 30, 2007:

	Number of Shares	Aggregate
	Underlying	Intrinsic Value of
	Restricted Units	Restricted Units(2)
	(In thousands)
Outstanding as of December 31, 2006	3,965	$21,786
Released	(79)
Forfeitures	(222)

Outstanding as of June 30, 2007	3,664	$28,247

Expected to vest(1)	2,876	$22,234

(1)	In addition to the vested RSU’s, the Company expects a portion of the unused RSU’s to vest at some point in the future. RSU’s expected to vest are calculated by applying an estimated forfeiture rate to the unvested RSU’s.

(2)	The aggregate intrinsic value in this table was calculated based on the market value of the Company’s common stock on December 31, 2006 and June 29, 2007 ($5.49 and $7.73) and the number of underlying RSU’s.
     As of June 30, 2007, the unrecognized compensation expense related to unvested RSU’s was $14.2 million. This cost is expected to be recognized over a weighted average period of 2.0 years.

     There were no RSU grants during the three or six months ended June 30, 2007.
     The unrecognized compensation expense for all stock option plans and RSU’s as of June 30, 2007 was $19.6 million.
3. Income (Loss) per Share from Continuing Operations and Net Income (Loss) Per Share
     The following information presents the Company’s computation of basic and diluted income (loss) per share from continuing operations and basic and diluted net income (loss) per share for the periods presented in the consolidated and condensed statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)
Income (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	$847	$178	$1,622	$(1,050)
Loss from discontinued operations	—	(65)	—	(433)
Gain on disposal of discontinued operations (net of tax provision of $342)	—	4,834	—	4,834
Cumulative effect of accounting change	—	—	—	154

Net income	$847	$4,947	$1,622	$3,505

Weighted average common shares outstanding	123,423	124,373	123,387	124,273
Weighted average dilutive common share equivalents	4,153	2,725	3,873	—

Weighted average common shares and dilutive common share equivalents	127,576	127,098	127,260	124,273

Basic and diluted income per share:
Income (loss) from continuing operations	$0.01	$0.00	$0.01	$(0.01)
Loss from discontinued operations	0.00	(0.00)	0.00	(0.00)
Gain on disposal of discontinued operations	0.00	0.04	0.00	0.04
Cumulative effect of accounting changes	0.00	0.00	0.00	0.00

Basic and diluted net income per share:	$0.01	$0.04	$0.01	$0.03

Anti-dilutive options and share based awards not included in the calculation	7,111	11,333	8,149	11,025

4. Commitments and Contingencies
     The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims in which the damages claimed under such actions, in the aggregate, total approximately $4.4 million as of June 30, 2007. The Company has accrued at June 30, 2007 approximately $1.2 million related to certain of these items. The Company is also subject to various administrative audits, each of which has arisen in the ordinary course of business. The Company intends to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has accrued.
     In connection with the internal review into the Company’s historical stock-based compensation practices, the Company reviewed the payroll withholding tax effect associated with certain stock options that had incorrect measurement dates. Certain stock options were originally intended to be Incentive Stock Options (“ISOs”) under U.S. tax regulations. However, by definition, ISOs may not be granted with an exercise price less than the fair market value of the underlying stock on the date of grant. Because these options had incorrect measurement dates, they do not qualify as ISOs under the regulations. Therefore, the affected ISOs were accounted for as if they were non-qualified stock options for payroll tax accounting purposes. The Company recorded a liability for the unpaid income and employment taxes plus potential penalties and interest based upon the change in status of the affected options. The Company recorded a liability for the taxes, penalties and interest due based upon the change in status of the options in the amount of $17.8 million. The Company recorded reversals of this accrual in the amount of $16.5 million between 2003 and 2006 due to the expiration of the tax statute of limitations. These adjustments resulted in a net charge to income of $1.3 million over the period 1996 to 2006, which represent management’s best estimate of the Company’s liability.

     The Company is also subject to certain other legal proceedings and claims that have arisen in the course of business and that have not been fully adjudicated, including the legal proceedings and claims described below. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.
     On August 17, 2006 a derivative action, captioned as Alex Fedoroff, Derivatively on Behalf of Nominal Defendant Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Susan D. Johnson, et al., was filed in the Superior Court for Middlesex County, Massachusetts, against Sapient, as a nominal defendant, and sixteen of Sapient’s current and former directors and officers. On August 31, 2006, a nearly identical complaint, captioned as Jerry Hamilton, Derivatively on Behalf of Nominal Defendant Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Susan D. Johnson, et al. , was filed in the same court by a different Company shareholder. Both plaintiffs claim breaches of fiduciary duty by all defendants for allegedly backdating stock options between 1997 and 2002. The plaintiffs also claim that some of the defendants were unjustly enriched by receipt of purportedly backdated stock options, and seek unspecified damages, disgorgement of “backdated” stock options and any proceeds received from the exercise and sale of any “backdated” options, costs and attorneys’ fees.
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
     On October 27, 2006 and October 31, 2006, three additional shareholder derivative actions were filed in the United States District Court for the District of Massachusetts; Mike Lane, Derivatively on Behalf of Sapient Corporation v. J. Stuart Moore, Jerry A. Greenberg, Sheeroy D. Desai, et al. and Sapient Corporation; Marc Doyle, Derivatively on Behalf of Sapient Corporation v. J. Stuart Moore, Jerry A. Greenberg, Sheeroy D. Desai, et al. and Sapient Corporation; and Laurence Halaska, Derivatively on Behalf of Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Scott J. Krenz, et al. and Sapient Corporation. The federal derivative actions are substantially similar to the state derivative actions, except that federal derivative actions assert violations of Sarbanes-Oxley and violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act. None of the foregoing derivative actions asserts a claim against the Company for specific monetary damages. On June 21, 2007, the United States District Court for the District of Massachusetts entered an order consolidating the foregoing derivative actions under the caption In re Sapient Corporation Derivative Litigation. On July 21, 2007, the plaintiffs filed an amended complaint, adding five current and former Sapient officers. The defendants are scheduled to file a motion to dismiss by August 20, 2007.
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
5. Restructuring and Other Related Charges
2006 — Restructure Event
     During the first quarter of 2006, the Company initiated a restructuring plan in the United Kingdom to better position itself to capitalize on market opportunities. As a result, 28 employees were terminated and the Company recorded $332,000 and $240,000 in restructuring and other related charges for severance and termination benefits in the first and second quarters of 2006, respectively, in accordance with SFAS Statement No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 46, Accounting for Costs Associated with Exit of Disposal Activities. These charges were recorded in the United Kingdom segment in the Results by Operating Segment. The Company paid approximately $572,000 during 2006. As of December 31, 2006, there was no remaining accrual amount related to this restructuring event.
2005 — Restructure Event

     During the fourth quarter of 2005, the Company initiated a restructuring plan to streamline general and administrative (“G&A”) activities. This initiative included the transfer of certain finance, human resources, and internal IT functions to India and resulted in the reduction of 28 employees and charges of approximately $200,000 during the first quarter of 2006 and $730,000 cumulative for the 2005 plan to restructuring and other related charges, for severance, termination benefits and stay-bonuses in accordance with SFAS No. 112 and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges were not recorded to a segment because they impacted an area of the business that supports all business units, but is included in ‘Reconciling items’ in the Results by Operating Segment. The Company paid approximately $505,000 through the end of 2006 and paid approximately $167,000 and $225,000 in the three and six months ended June 30, 2007. The following table shows activity during the six months ended June 30, 2007 related to this restructure event:

Workforce
(In thousands)
Balance, December 31, 2006	$225
Cash utilized	(225)

Balance, June 30, 2007	$—

2001, 2002, 2003 — Restructure Events
     As a result of the decline in the demand for advanced technology consulting services that began in 2000, the Company restructured its workforce and operations in 2001, 2002 and 2003. These charges were not recorded to a segment because they impacted areas of the business that supported the business units, but are included in “Reconciling Items” in the Results by Operating Segment. The Company recorded a benefit to restructuring and other related charges of approximately $57,000 and $169,000 in the three and six months ended June 30, 2007 in connection with these restructuring plans related to increases in estimated sublease income. The restructuring consisted of ceasing operations and consolidating or closing excess offices. Estimated costs for the consolidation of facilities included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sublease income.
     During the first half of 2007, the Company recorded a net benefit to restructuring and other related charges of approximately $169,000 primarily related to an increase in sub-lease income associated with the previously restructured facilities. The Company has not finalized sublease agreements for all leases and is currently involved in negotiations to sublease vacant spaces. The following table shows activity during the six months ended June 30, 2007 related to this restructure event:

Facilities
(In thousands)
Balance, December 31, 2006	$15,383
Adjustment	(169)
Non-cash, utilized	(2)
Cash utilized	(1,891)

Balance, June 30, 2007	$13,321

     The total remaining accrued restructuring for all events is $13.3 million at June 30, 2007, of which the cash outlay over the next 12 months is expected to be $3.8 million, and the remainder will be paid through 2011.
6. Income Taxes
     The Company has deferred tax assets that have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. SFAS Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”), requires the establishment of a valuation allowance when the realization of deferred tax assets is not considered likely. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses incurred from 2001 through 2003, and uncertainty as to the extent, and timing of profitability in future periods at June 30, 2007 the Company has continued to record a valuation allowance against its deferred tax assets in the United States. For the six months ended June 30, 2007 and 2006, the Company recorded an income tax provision related to continuing operations of approximately $2.2 million and $3.5 million, respectively. The Company’s income tax provision related to continuing operations is primarily related to foreign, federal alternative minimum tax and state tax obligations.
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
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.
     As a result of the implementation of FIN 48, the Company did not recognize a material adjustment in the liability for unrecognized income tax benefits. The Company has gross unrecognized tax benefits of approximately $2.7 million as of January 1, 2007. Of this amount, $2.7 million (net of federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate.
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
     The Company does not anticipate that prior to June 30, 2008, total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations .
     At December 31, 2006, the Company has a federal net operating loss (“NOL”) carryforward of approximately $204 million expiring at various dates through 2025 and research and development (“R&D”) credit carryforwards of $4.8 million expiring at various dates beginning in 2017. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986 and similar provisions under state and foreign tax codes. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than fifty (50) percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation. If we have experienced a change of control at any time since Company formation, utilization of our NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.
7. Comprehensive Income
     The components of comprehensive income are presented below for the periods presented in the consolidated and condensed statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$847	$4,947	$1,622	$3,505
Foreign currency translation gain	3,651	323	4,339	980
Unrealized (loss) gain on investments	(11)	137	(12)	358

Comprehensive income	$4,487	$5,407	$5,949	$4,843

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
     Beginning in the first quarter of 2006, the Company stopped allocating certain marketing and general and administrative expenses to its business unit segments, with the exception of Government Services, because these activities are managed separately from the business units. The Company does allocate certain marketing and general and administrative expenses to its Government Services business unit as these activities are managed within that business unit. The Company did not allocate the costs associated with its restructuring events across all operating segments for internal measurement purposes, given that the substantial majority of the restructuring costs were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. The Company did allocate the workforce reduction costs associated with the United Kingdom’s 2006 restructuring plan due to the specific identification of the terminated employees to the Europe business unit. Management does not allocate stock-based compensation to the segments for the review of results for the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM and, therefore, the Company has not disclosed asset information for each operating segment.
     The tables below present the service revenues and income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change attributable to these operating segments for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Service Revenues:
North America	$84,945	$70,508	$166,673	$128,608
Government Services	5,572	3,656	11,484	8,833
Europe	38,077	23,839	71,732	47,656

Consolidated total	$128,594	$98,003	$249,889	$185,097

Income From Continuing Operations:
North America (1)	$22,347	$20,290	$41,732	$36,446
Government Services (1)	1,917	128	4,073	1,300
Europe (1)	10,257	3,886	18,956	9,420

Total reportable segments (1)	34,521	24,304	64,761	47,166
Less reconciling items (2)	(31,916)	(20,384)	(60,930)	(44,712)

Consolidated income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	$2,605	$3,920	$3,831	$2,454

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Centrally managed functions (a)	$23,483	$17,742	$46,033	$37,991
Restructuring and other related charges	(57)	94	(169)	576
Amortization of intangible assets	523	844	1,065	1,881
Stock-based compensation expense	4,688	2,636	8,855	5,559
Interest and other income, net	(1,216)	(2,160)	(2,519)	(3,540)
Unallocated expenses (b)	4,495	1,228	7,665	2,245

	$31,916	$20,384	$60,930	$44,712

(a)	Includes marketing, general and administrative and support costs controlled separately from operating segments.

(b)	Includes costs controlled directly by corporate headquarters.
9. Geographic Data
     Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated and condensed statements of operations and the consolidated and condensed balance sheets:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Service revenues:
United States	$83,163	$66,519	$163,303	$123,903
International	45,431	31,484	86,586	61,194

Total service revenues	$128,594	$98,003	$249,889	$185,097

	June 30,	December 31,
	2007	2006
	(In thousands)
Long-lived assets:
United States	$19,365	$13,871
International	25,922	24,114

Total long-lived assets	$45,287	$37,985

10. Goodwill and Purchased Intangible Assets
     The following is a summary of goodwill allocated to the Company’s operating segments as of June 30, 2007:

North America
(In thousands)
Goodwill as of December 31, 2006	$38,929
Contingent consideration recorded during the period	1,400

Goodwill as of June 30, 2007	$40,329

In the second quarter of 2007, the Company paid an additional $183,000 in purchase price consideration related to its acquisition of Business Information Systems, LLC (“BIS”) consummated in June of 2005. The additional consideration is the second of three annual installments. Approximately 28.5% of the redeemable common stock, or 89,474 shares, issued as part of the total purchase consideration for BIS vested during the second quarter of 2007 and as a result the Company has reclassified approximately $190,000 of redeemable common stock to additional paid-in capital during the second quarter of 2007. In May 2007, the Company amended the terms of its earn-out arrangement with the former owners of BIS. Due to the Company’s integration of BIS with our existing segments, the Company agreed to amend the earn-out, to facilitate the calculation of the amount based on the lack of discrete SAP related financial information being readily available post integration. The amendment provides for year two and year three payments of $700,000 in each period. On June 1, 2007, the Company made a cash payment of $700,000 to the former owners of BIS, decreasing the remaining maximum potential future consideration to $1.2 million. A second payment of $700,000 is due on June 1, 2008. Additional potential for performance based payouts of $233,000 may be made in 2007 and 2008, based on performance against set revenue goals for those years. The $700,000 payments under the amendment approximates what management believes the BIS stockholders would have earned under the original agreement if the information to calculate those amounts were readily available. The guaranteed payments were recorded as an increase to goodwill of

$1.4 million as of the execution of the amendment. Additional payments, if any, earned as a result of the performance based payments will result in increases to goodwill at the time of payment.

The following is a summary of intangible assets as of June 30, 2007 and December 31, 2006:

	June 30, 2007
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
	(In thousands)
Customer lists and customer relationships	$8,100	$(2,590)	$5,510
SAP license agreement	1,100	(944)	156
Non-compete agreements	1,170	(351)	819

Total purchased intangible assets	$10,370	$(3,885)	$6,485

	December 31, 2006
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
		(In thousands)
Customer lists and customer relationships	$8,100	$(1,812)	$6,288
SAP license agreement	1,100	(775)	325
Non-compete agreements	1,170	(233)	937

Total purchased intangible assets	$10,370	$(2,820)	$7,550

     Amortization expense related to the purchased intangible assets was $523,000 and $844,000 for the three months ended June 30, 2007 and 2006, respectively and $1.1 million and $1.9 million for the six months ended June 30, 2007 and 2006, respectively.
     The estimated future amortization expense of purchased intangible assets as of June 30, 2007, is as follows:

(In thousands)
2007	$973
2008	1,850
2009	1,785
2010	788
2011	363
2012	363
2013	363

Total	$6,485

11. Foreign Currency Translation
     Foreign exchange losses of approximately $912,000 and foreign exchange gains of approximately $822,000 for the three months ended June 30, 2007 and 2006, respectively, are included in general and administrative expenses in the consolidated and condensed statements of operations. Foreign exchange losses of approximately $1.1 million and foreign exchanges gains of approximately $793,000 for the six months ended June 30, 2007 and 2006, respectively, are included in general and administrative expenses in the consolidated and condensed statements of operations. These gains and losses were primarily related to intercompany foreign currency transactions that were of a short-term nature.
12. Stock Buyback
     On November 16, 2004, the Company’s Board of Directors authorized up to $25.0 million in funds for use in the Company’s common stock repurchase program. On February 10, 2006 the Board of Directors authorized an additional

$25.0 million in funds for use in such programs. Sapient has announced that it will repurchase shares on the open market or in private transactions from time to time depending on market conditions. Each authorization shall continue for a period of two years from its inception or until it is discontinued by the Board of Directors. The Company repurchased approximately 1.0 million shares of its common stock at an average price of $5.98 per share for an aggregate purchase price of approximately $6.2 million during the first quarter of 2006 and approximately 2.2 million shares at an average price of $4.99 per share for an aggregate purchase price of $10.7 million during the second quarter of 2006. No repurchases were made in the first or second quarter of 2007. The first $25.0 million of authorized funds had been used in its entirety prior to its expiration. As of June 30, 2007, $14.3 million remained available for repurchase under the buy back plan authorized on February 10, 2006.
13. Discontinued Operations
     On May 2, 2006, the Company sold 100% of its investment in HWT, Inc. (“HWT”), the Company’s majority-owned, fully consolidated subsidiary, for which it received net cash proceeds of approximately $5.4 million and recorded a gain of $4.8 million on disposal (after tax) during the second quarter of fiscal 2006. Net assets sold included cash of approximately $274,000. At the time of the sale, the Company recorded a receivable for $1.4 million related to the holdback and escrow and also recorded a payable of $213,000 representing the portion of the escrow and holdback that is due to minority stockholders. During the first quarter of 2007, the Company received approximately $530,000 of proceeds related to the holdback and escrow and paid approximately $94,000 to minority stockholders. In addition, the Company could receive up to $4.0 million in earn-out payments over 2007 and 2008, cumulatively, which will be recorded when and if earned. Gross revenues for HWT were $338,000 and $1.3 million for the three and six months ended June 30, 2006. The loss of the discontinued operation was $65,000 and $433,000 for the three and six months ended June 30, 2006. The Company has reflected HWT’s historical results as discontinued operations in its consolidated and condensed statements of operations for the three and six months ended June 30, 2006. During the second quarter of 2007, the Company was notified by the purchaser that the Company did not qualify for an earnout payment. The maximum remaining amount the Company could receive in earnout payments is $4.0 million.
14. Recent Accounting Pronouncements
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
     In February 2007, the FASB issued SFAS Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 , (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. If the fair value option is elected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date. Upon initial adoption of this Statement, an entity is permitted to elect the fair value option for available-for-sale and held-to-maturity securities previously accounted for under SFAS Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). The effect of reclassifying those securities into the trading category should be included in a cumulative-effect adjustment of retained earnings and not in current-period earnings and should be separately disclosed. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect, if any, that the application of SFAS No. 159 will have on its consolidated financial statements.
15. Prepaid Expenses and Other Current Assets, Other Assets and Other Accrued Liabilities
     The following is a table summarizing the components of selected balance sheet items as of June 30, 2007 and December 31, 2006.

	June 30, 2007	December 31,2006
	(In thousands)
Prepaid expenses and other current assets
Deferred tax assets, current portion	$997	$815
Prepaid insurance	359	1,053
Prepaid media	9,268	7,910
Prepaid rent	1,836	1,715
VAT tax receivable	3,607	2,803
Other current assets	9,233	6,269

	$25,300	$20,565

Other assets
Deferred tax assets, net of current portion	$5,202	$5,085
Other assets	3,760	3,939

	$8,962	$9,024

Other accrued liabilities
Accrued media	$12,825	$12,796
Accrued accounts payable	16,238	16,798
VAT tax payable	7,240	5,262
Other accrued expenses	4,590	7,291
Income taxes payable	4,817	4,921

	$45,710	$47,068

SAPIENT CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
     Sapient helps clients innovate their businesses in the areas of marketing, business operations and technology. Leveraging a unique approach, breakthrough thinking and disciplined execution, Sapient strives to deliver the right business results on time and on budget. Founded in 1991, Sapient is headquartered in Cambridge, Massachusetts, and has offices throughout the United States and Canada, and in Germany, the Netherlands, India, United Kingdom, Sweden, and Switzerland.
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
     Our service revenues for the second quarter of 2007 were $128.6 million, a 31% increase compared to service revenues for the second quarter of 2006. The growth in service revenues is due to an increase in demand for our services on a worldwide basis. Revenues increased by 60% in our Europe operating segment, and by 52% and 20% in our Government Services and North America operating segments, respectively.
     Our Global Distributed Delivery (“GDD”) methodology continues to be important to our clients’ success. This proprietary methodology allows us to provide high-quality, cost-effective solutions under accelerated project schedules. By engaging our staff in India, which is comprised of researchers, project managers, creative designers and technologists, we can provide services at lower total costs as well as offer a continuous delivery capability resulting from time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services. Our billable days, or level of effort, incurred by our India people as a percentage of total Company billable days increased slightly for the second quarter of 2007 to 61% as compared to 59% for the first quarter of 2007 and 55% in the second quarter of 2006.
     For the second quarter of 2007, we reported income from continuing operations of $847,000 compared to income from continuing operations of $178,000 in the second quarter of 2006, and we reported net income of $847,000 compared to net income of $4.9 million in the second quarter of 2006. The improvement in income from continuing operations is the result of multiple factors including decreases in restructuring and other related charges, lower amortization of intangible assets and operational performance improvement partially offset by greater compensation costs and expenses incurred related to our review of (and restatement resulting from) our historical stock–based compensation practices. For the six months ended June 30, 2007, we reported income from continuing operations of $1.6 million compared to a loss from continuing operations of $1.1 million for the six months ended June 30, 2006 and we reported net income of $1.6 million compared to $3.5 million for the six months ended June 30, 2006. Our net income for the six months ended June 30, 2006 includes $1.6 million related to insurance proceeds included in interest and other income.
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

Summary of Critical Accounting Policies; Significant Judgments and Estimates
     We have identified the accounting policies which are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during the six months ended June 30, 2007 to the items disclosed as our summary of critical accounting policies, significant judgments and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 other than those described herein.
Accounting for Income Taxes.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.
     As a result of the implementation of FIN 48, the Company did not recognize a material adjustment to our liability for unrecognized income tax benefits. The Company has gross unrecognized tax benefits of approximately $2.7 million as of January 1, 2007. Of this amount, $2.7 million (net of federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate.
     The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of January 1, 2007, interest accrued was approximately $313,000. As of January 1, 2007, penalties accrued are approximately $33,000.
     The Company conducts business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Canada, Germany, India, and the United Kingdom. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2002. However, carryforward attributes may still be adjusted upon examination by tax authorities if they are used in a future period.
     The Company is currently under audit by the Assessing Office in India for the 2004 through 2005 tax years. It is unlikely that the examination phase of the audit will conclude during 2007.
     The Company does not anticipate that prior to June 30, 2008 total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations.
     At December 31, 2006, the Company has a federal net operating loss (“NOL”) carryforward of approximately $204 million expiring at various dates through 2025 and research and development (“R&D”) credit carryforwards of $4.8 million expiring at various dates beginning in 2017. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986 and similar provisions under state and foreign tax codes. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than fifty (50) percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation. If we have experienced a change of control at any time since Company formation, utilization of our NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.
Results of Operations

     The following table sets forth the percentage of our service revenues of items included in our consolidated and condensed statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Service revenues	100%	100%	100%	100%
Reimbursable expenses	4%	3%	4%	3%

Total gross revenues	104%	103%	104%	103%

Operating expenses:
Project personnel expenses	68%	68%	68%	67%
Reimbursable expenses	4%	3%	4%	3%

Total project personnel expenses and reimbursable expenses	71%	71%	72%	71%
Selling and marketing expenses	6%	5%	6%	6%
General and administrative expenses	24%	25%	24%	26%
Restructuring and other related charges	0%	0%	0%	1%
Amortization of purchased intangible assets	0%	1%	0%	1%

Total operating expenses	102%	102%	103%	104%

Income (loss) from operations	1%	2%	1%	(1%)
Interest and other income, net	1%	2%	1%	2%

Income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	2%	4%	2%	1%
Provision for income taxes	1%	4%	1%	2%

Income (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	1%	0%	1%	(1%)
Loss from discontinued operations	0%	0%	0%	0%
Gain on disposal of discontinued operations, net of tax provision	0%	5%	0%	3%

Income before cumulative effect of accounting change	1%	5%	1%	2%
Cumulative effect of accounting change	0%	0%	0%	0%

Net income	1%	5%	1%	2%

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006
Service Revenues
     Our service revenues for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended
	June 30,	June 30,		Percentage
	2007	2006	Increase	Increase
	(In thousands, except percentages)
Service revenues	$128,594	$98,003	$30,591	31%

	Six Months Ended
	June 30,	June 30,		Percentage
	2007	2006	Increase	Increase
	(In thousands, except percentages)
Service revenues	$249,889	$185,097	$64,792	35%
     Our service revenues increased by 31% during the three months ended June 30, 2007 compared to the same period in 2006, and by 35% during the six months ended June 30, 2007 compared to the same period in 2006. The increases for both periods were driven by organic growth in all of our operating segments. Our recurring revenues were 36% of our service revenues in the second quarter of 2007 compared to 35% in the second quarter of 2006. Recurring revenues for the six months ended June 30, 2007 and 2006 were 36% and 34%, respectively. Recurring revenues are revenue commitments of one year or more in which the client has committed spending levels to us or chosen us as an exclusive provider of certain services.
     In the second quarters of 2007 and 2006, our five largest customers accounted for approximately 25% of our service revenues in the aggregate. For the six months ended June 30, 2007 and 2006, our five largest customers accounted for approximately 24% of our service revenues. Sprint Nextel accounted for approximately 10% and 11% of our service revenues in the three and six months ended June 30, 2007 and no customer accounted for more than 10% of our service revenues in the three and six months ended June 30, 2006.
     Our utilization of 77% was slightly lower than the 78% rate we had during the second quarter of 2006, however we increased our number of delivery people by 42% over the same period.
Project Personnel Expenses

     Project personnel expenses consist principally of salaries and employee benefits for personnel dedicated to client projects, independent contractors and direct expenses incurred to complete projects that were not reimbursed by the client. These expenses represent the most significant expense we incur in providing our services.

	Three Months Ended
	June 30,	June 30,		Percentage
	2007	2006	Increase	Increase
	(In thousands, except percentages)
Project personnel expenses	$87,157	$66,232	$20,925	32%
Project personnel expenses as a percentage of service revenues	68%	68%	—

	Six Months Ended
	June 30,	June 30,		Percentage
	2007	2006	Increase	Increase
	(In thousands, except percentages)
Project personnel expenses	$170,987	$124,173	$46,814	38%
Project personnel expenses as a percentage of service revenues	68%	67%	1
     Project personnel expenses increased by $20.9 million for the three months ended June 30, 2007 as compared to the same period in 2006. The increase in expense was due to the addition of 1,339 people from June 30, 2006 through June 30, 2007, which increased salary and travel related expenses by $15.0 million, additional stock-based and other incentive compensation-related expenses of $0.9 million and incremental fees paid to independent contractors of $5.0 million for the three months ended June 30, 2007 as compared to the same period in 2006. Project personnel expenses for the three months ended June 30, 2007 and 2006 remained constant as a percentage of service revenues.
     Project personnel expenses increased by $46.8 million for the six months ended June 30, 2007 as compared to the same period in 2006 and also increased as a percentage of service revenues over the six months ended June 30, 2007 compared to the same period in 2006. The increase in expense was due to the addition of 1,339 people from June 30, 2006 through June 30, 2007, which increased salary and travel related expenses by $37.2 million, additional stock-based and other incentive compensation-related expenses of $2.1 million and incremental fees paid to independent contractors of $8.6 million for the six months ended June 30, 2007 as compared to the same period in 2006. The increase in project personnel expenses as a percentage of service revenues for the six months ended June 30, 2007 as compared to the same period in 2006 is primarily a result of the additional stock based compensation-related expenses and the use of independent contractors, which was partially offset by lower costs per person as the mix of India-based people increased from 56% as of June 30, 2006 to 66% as of June 30, 2007.
Selling and Marketing Expenses
     Selling and marketing expenses consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses.

	Three Months Ended
	June 30,	June 30,		Percentage
	2007	2006	Increase	Increase
	(In thousands, except percentages)
Selling and marketing expenses	$8,141	$4,589	$3,552	77%
Selling and marketing expenses as a percentage of service revenues	6%	5%	1

	Six Months Ended
	June 30,	June 30,		Percentage
	2007	2006	Increase	Increase
	(In thousands, except percentages)
Selling and marketing expenses	$15,749	$11,422	$4,327	38%
Selling and marketing expenses as a percentage of service revenues	6%	6%	—
     Selling and marketing expenses increased by $3.6 million for the three months ended June 30, 2007 as compared to the same period in 2006. The increase in expense was primarily due to increased commission and compensation expenses of $2.5 million and increased training and other marketing related expenses of $0.5 million for the three months ended June 30, 2007.
     Selling and marketing expenses increased by $4.3 million for the six months ended June 30, 2007 as compared to the same period in 2006. The increase in expense primarily relates to increased commission and compensation expenses of $2.5 million, and increased training and other marketing related expenses of $1.0 million for the three and six months ended June 30, 2007.
General and Administrative Expenses
     General and administrative expenses relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses.

	Three Months Ended
	June 30,	June 30,	Increase	Percentage
	2007	2006	(Decrease)	Increase
	(In thousands, except percentages)
General and administrative expenses	$31,441	$24,244	$7,197	30%
General and administrative expenses as a percentage of service revenues	24%	25%	(1)

	Six Months Ended
	June 30,	June 30,	Increase	Percentage
	2007	2006	(Decrease)	Increase
	(In thousands, except percentages)
General and administrative expenses	$60,945	$47,559	$13,386	28%
General and administrative expenses as a percentage of service revenues	24%	26%	(2)
     General and administrative expenses increased by $7.2 million for the three months ended June 30, 2007 as compared to the same period in 2006, but decreased as a percentage of service revenues over the same period. Expenses associated with the Company’s restatement effort in the three months ended June 30, 2007 were responsible for $2.8 million of the increase. An increase in expense of $1.2 million for the three months ended June 30, 2007 was due to an increase in headcount and related compensation expense to support the Company’s growth. General and administrative expenses for the three months ended June 30, 2007 and 2006 include approximately $912,000 of foreign exchange losses and approximately $822,000 of foreign exchange gains, respectively. General and administrative expenses for the three months ended June 30, 2007 and 2006 include approximately $200,000 for recovery of allowance for doubtful accounts and a provision for doubtful accounts of approximately $800,000, respectively. General and administrative expenses for the three months ended June 30, 2007 include $3.1 million of stock-based compensation review and restatement expenses.
     General and administrative expenses increased by $13.4 million for the six months ended June 30, 2007 as compared to the same period in 2006, but decreased as a percentage of service revenues over the same period. Expenses associated with the Company’s restatement effort in the six months ended June 30, 2007 were responsible for $6.4 million of the increase. An increase in expense of $2.6 million for the six months ended June 30, 2007 was due to an increase in headcount and related compensation expense to support the Company’s growth. General and administrative expenses for the six months ended June 30, 2007 and 2006 include approximately $1.1 million of foreign exchange losses and approximately $793,000 of foreign exchange gains, respectively. General and administrative expenses for the six months ended June 30, 2007 and 2006 include a recovery of allowance for doubtful accounts of approximately $30,000 and a provision for doubtful accounts of $1.4 million, respectively. General and administrative expenses for the six months ended June 30, 2007 include $5.8 million of stock-based compensation review and restatement expenses.
     The decrease in general and administrative expenses for the three and six months ended June 30, 2007 as a percentage of service revenues is a result of lower personnel costs per person associated with the increased mix of India-based general and administration personnel. As of June 30, 2007, we had 791 general and administrative people of which 546, or 69% were India-based. By comparison, as of June 30, 2006, we employed 536 people of which 317, or 59% were India-based.
Restructuring and Other Related Charges
2006 — Restructure Event

     During the first quarter of 2006, we initiated a restructuring plan in the United Kingdom to better position us to capitalize on market opportunities. As a result, 28 employees were terminated and we recorded $332,000 and $240,000 in restructuring and other related charges for severance and termination benefits in the first and second quarters of 2006, respectively, in accordance with SFAS Statement No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 46, Accounting for Costs Associated with Exit of Disposal Activities. These charges were recorded in the United Kingdom segment in our Results by Operating Segment. The Company paid approximately $572,000 during 2006. As of December 31, 2006 there was no remaining accrual amount related to this restructuring event.
2005 — Restructure Event
     During the fourth quarter of 2005, we initiated a restructuring plan to streamline general and administrative (“G&A”) activities. This initiative included the transfer of certain finance, human resources, and internal IT functions to India and resulted in the reduction of 28 employees and charges of approximately $200,000 during the first quarter of 2006 and $730,000 cumulative for the 2005 plan restructuring and other related charges, for severance, termination benefits and stay-bonuses in accordance with SFAS No. 112 and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges were not recorded to a segment because they impacted an area of the business that supports all business units, but is included in ‘Reconciling items’ in the Results by Operating Segment. We paid approximately $505,000 through the end of 2006 and paid approximately $167,000 and $225,000 in the three and six months ended June 30, 2007. The following table shows activity during the six months ended June 30, 2007 related to this restructure event:

Workforce
(In thousands)
Balance, December 31, 2006	$225
Cash utilized	(225)

Balance, June 30, 2007	$—

2001, 2002, 2003 — Restructure Events
     As a result of the decline in the demand for advanced technology consulting services that began in 2000, we restructured our workforce and operations in 2001, 2002 and 2003. These charges were not recorded to a segment because they impacted areas of the business that supported the business units, but are included in “Reconciling Items” in the Results by Operating Segment. We recorded a benefit to restructuring and other related charges of approximately $57,000 and $169,000 in the three and six months ended June 30, 2007 in connection with these restructuring plans related to increases in estimated sub-lease income. The restructuring consisted of ceasing operations and consolidating or closing excess offices. Estimated costs for the consolidation of facilities included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sublease income.
     During the first half of 2007, the Company recorded a net benefit to restructuring and other related charges of approximately $169,000 primarily related to an increase in sub-lease income associated with the previously restructured facilities. We have not finalized sublease agreements for all leases and are currently involved in negotiations to sublease vacant spaces. The following table shows activity during the six months ended June 30, 2007 related to this restructure event:

Facilities
(In thousands)
Balance, December 31, 2006	$15,383
Adjustment	(169)
Non-cash, utilized	(2)
Cash utilized	(1,891)

Balance, June 30, 2007	$13,321

     The total remaining accrued restructuring for all events is $13.3 million at June 30, 2007, of which the cash outlay over the next 12 months is expected to be $3.8 million, and the remainder will be paid through 2011.
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

     During the second quarter of 2007, amortization of intangible assets consisted of amortization of intangible assets related to: non-compete and non-solicitation agreements and customer list related to the 2006 Planning Group International (“PGI”) acquisition, SAP license agreement and customer list relating to the 2005 Business Information Solutions, LLC (“BIS”) acquisition. Amortization expense related to intangible assets was $523,000 and $844,000 for the three months ended June 30, 2007 and 2006, respectively, and $1.1 million and $1.9 million for the six months ended June 30, 2007 and 2006, respectively. The decrease in amortization expense was due to backlog related to the PGI acquisition which became fully amortized in the fourth quarter of 2006.
Interest and Other Income, Net
     Interest and other income are derived primarily from investments in U.S. government securities, tax-exempt, short-term municipal bonds and commercial paper.

	Three Months Ended
	June 30,	June 30,		Percentage
	2007	2006	Decrease	Decrease
	(In thousands, except percentages)
Interest and other income, net	$1,216	$2,160	$(944)	(44%)

	Six Months Ended
	June 30,	June 30,		Percentage
	2007	2006	Decrease	Decrease
	(In thousands, except percentages)
Interest and other income, net	$2,519	$3,540	$(1,021)	(29%)
     The decrease for the three and six months ended June 30, 2007 as compared to the same periods in 2006 was primarily due to the decrease in other income. During the three and six months ended June 30, 2006, interest and other income also included approximately $1.2 million and $1.6 million of insurance proceeds, respectively. Other income included business interruption proceeds of approximately $394,000 in the first quarter of 2006 and $283,000 in the second quarter of 2006. These amounts were received in connection with a fire that occurred in our Gurgaon, India office during the first quarter of 2005. The fire did not have a material effect on our business or in our ability to serve our clients. The decrease in other income was partially offset by an increase in interest income. Interest income has increased as a result of improved interest rates.
Provision for Income Taxes
     We have deferred tax assets which have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, current and enacted tax legislation and other temporary differences between book and tax accounting, to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2001, 2002 and 2003, and uncertainty as to the extent and timing of profitability in future periods, we have recorded a full valuation allowance as of June 30, 2007 relating to our deferred tax assets in the United States. Having assessed the ability to realize the deferred tax assets in certain foreign jurisdictions, we believe that future taxable income will be sufficient to realize the benefit of the deferred tax assets in Canada, the United Kingdom, and Germany. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of our United States deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made.
     Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions. For the six months ended June 30, 2007 and 2006, the Company recorded an income tax provision related to continuing operations of approximately $2.2 million and $3.5 million, respectively. The Company’s income tax provision related to continuing operations is primarily related to foreign, federal alternative minimum tax and state obligations. Our forecasted 2007 annual effective tax rate is greater than the current US statutory income tax rate due to estimated income tax provisions on a jurisdictional basis compared to our forecasted consolidated pre-tax income.
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
     Beginning in the first quarter of 2006, we do not allocate certain marketing and general and administrative expenses to our operating segments because these activities are managed separately from the business units. We do allocate certain marketing and general and administrative expenses to our Government Services business unit as these activities are managed within the business unit. We did not allocate the costs associated with our restructuring events across our operating segments for internal measurement purposes, given that the substantial majority of the restructuring costs were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. We did allocate the workforce reduction costs associated with the United Kingdom’s 2006 restructuring plan due to the specific identification of the terminated employees to the Europe business unit. Management does not allocate stock-based compensation to the segments for the review of results for the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM and, therefore, we have not disclosed asset information for each operating segment.
     The tables below present the service revenues and income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change attributable to these operating segments for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Service Revenues:
North America	$84,945	$70,508	$166,673	$128,608
Government Services	5,572	3,656	11,484	8,833
Europe	38,077	23,839	71,732	47,656

Consolidated total	$128,594	$98,003	$249,889	$185,097

Income From Continuing Operations:
North America (1)	$22,347	$20,290	$41,732	$36,446
Government Services (1)	1,917	128	4,073	1,300
Europe (1)	10,257	3,886	18,956	9,420

Total reportable segments (1)	34,521	24,304	64,761	47,166
Less reconciling items (2)	(31,916)	(20,384)	(60,930)	(44,712)

Consolidated income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	$2,605	$3,920	$3,831	$2,454

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Centrally managed functions (a)	$23,483	$17,742	$46,033	$37,991
Restructuring and other related charges	(57)	94	(169)	576
Amortization of intangible assets	523	844	1,065	1,881
Stock-based compensation expense	4,688	2,636	8,855	5,559
Interest and other income, net	(1,216)	(2,160)	(2,519)	(3,540)
Unallocated expenses (b)	4,495	1,228	7,665	2,245

	$31,916	$20,384	$60,930	$44,712

(a)	Includes marketing, general and administrative and support costs controlled separately from operating segments.

(b)	Includes costs controlled directly by corporate headquarters.
Service Revenues by Operating Segments
     Consolidated service revenues for the second quarter of 2007 compared to the second quarter of 2006 increased

31% in U.S. dollars and 27% in local currency terms. Service revenues for our North America operating segment increased 20% for the second quarter of 2007 as compared to the second quarter of 2006. Service revenues for our Europe operating segment increased 60%, or 42% in local currency, for the second quarter of 2007 as compared to the second quarter of 2006. The increases in both operating segments are a result of organic growth, as we continue to experience strong demand in both marketplaces. Service revenues for our Government Services operating segment increased 52% in the second quarter of 2007 as compared to the second quarter of 2006.
     Consolidated service revenues for the six months ended June 30, 2007, compared to the same period of 2006, increased 35% in U.S. dollars and 31% in local currency terms. Service revenues for our North America operating segment increased 30% for the six months ended June 30, 2007 as compared to the same period of 2006. Service revenues for our Europe operating segment increased 51%, or 34% in local currency, for the six months ended June 30, 2007 as compared to the same period of 2006. The increases in both operating segments are a result of organic growth, as we continue to experience strong demand in both marketplaces. Service revenues for our Government Services operating segment increased 30% for the six months ended June 30, 2007 as compared to the same period of 2006.
Operating Income by Operating Segments
     Our North America operating segment experienced an increase in operating profit of $2.1 million, or 10%, in the second quarter of 2007 as compared to the second quarter of 2006. Our Europe operating segment experienced an increase in operating profit of $6.4 million, or 164%, in the second quarter of 2007 as compared to the second quarter of 2006. Our Government Services operating segment experienced an increase in operating profit of $1.8 million in the second quarter of 2007 as compared to the second quarter of 2006.
     Our North America operating segment experienced an increase in operating profit of $5.3 million, or 15%, in the six months ended June 30, 2007 as compared to the same period of 2006. Our Europe operating segment experienced an increase in operating profit of $9.5 million, or 101%, in the six months ended June 30, 2007 as compared to the same period of 2006. Our Government Services operating segment experienced an increase in operating profit of $2.8 million, or 213%, in the six months ended June 30, 2007 as compared to the same period of 2006.
Liquidity and Capital Resources
     We invest our excess cash predominantly in instruments that are highly liquid, investment grade securities. At June 30, 2007, we had approximately $111.4 million in cash, cash equivalents, restricted cash and marketable securities, compared to $128.8 million at December 31, 2006. We have deposited approximately $1.9 million with various banks as collateral for letters of credit and performance bonds and have classified this cash as restricted on our consolidated and condensed balance sheet at June 30, 2007.
     In our Annual Report on the Form 10-K for the year ended December 31, 2006, under the heading Liquidity and Capital Resources, we outlined our contractual obligations. For the six months ended June 30, 2007, there have been no material changes in our contractual obligations except for those disclosed in footnote 6 relating to the adoption of FIN 48.
     Cash used in operating activities was $12.1 million for the six months ended June 30, 2007. This resulted primarily from an increase in accounts receivable of $26.5 million, a decrease in accounts payable and other accrued liabilities of $4.9 million, an increase in prepaid expenses and other current assets of $4.7 million, a decrease in accrued restructuring costs of $2.3 million, and an increase in unbilled revenues of $897,000, partially offset by net non-cash charges of $16.9 million, including depreciation and amortization expense of $7.7 million and stock-based compensation expense of $8.9 million as well as, an increase in deferred revenues of $4.4 million, an increase in other long-term liabilities of $3.3 million and net income of $1.6 million.
     Days sales outstanding (“DSO”) is calculated based on actual three months of total revenue and period end receivables, unbilled and deferred revenue balances. DSO increased slightly to 80 days for the second quarter of 2007 as compared to the first quarter of 2007. Approximately 53% of our services revenue for the second quarter of 2007 was derived from time and materials arrangements as compared to 51% for the second quarter of 2006. Because of the growing trend in revenue generated from time and materials arrangements and the fact that they are billed one month in arrears, we expect our unbilled revenue balance to increase at the end of a fiscal quarter as our service revenues increase. We expect our unbilled revenues to be short-term in nature, with a majority being billed within 90 days.
     Cash used in investing activities was $8.8 million for the six months ended June 30, 2007. This was due to $10.2 million of purchases of property and equipment and costs of internally developed software, $883,000 of cash payments related to our BIS acquisition, which included $700,000 paid to the former owners of BIS related to the earn-out arrangement and a scheduled deferred purchase price payment of $183,000, partially offset by $1.8 million of net sales and maturities of marketable securities, $436,000 net proceeds related to our sale of HWT and an increase in restricted cash of $47,000.
     Cash provided by financing activities was $2.5 million for the six months ended June 30, 2007, as a result of proceeds from stock option and purchase plans of $2.6 million, offset by principal payments under capital lease obligations of $67,000.
     On November 16, 2004, the Company’s Board of Directors authorized up to $25.0 million in funds for use in the Company’s common stock repurchase program. On February 10, 2006 the Board of Directors authorized an additional $25.0 million in funds for use in such programs. Sapient has announced that it will repurchase shares on the open market or in private transactions from time to time depending on market conditions. Each authorization shall continue for a period of two years from its inception or until it is discontinued by the Board of Directors. The Company repurchased approximately 1.0 million shares of its common stock at an average price of $5.98 per share for an aggregate purchase price of approximately $6.2 million during the first quarter of 2006 and approximately 2.2 million shares at an average price of $4.99 per share for an aggregate purchase price of $10.7 million during the second quarter of 2006. No repurchases were made in the first or second quarter of 2007. The first $25.0 million of authorized funds had been used in its entirety prior to its expiration. As of June 30, 2007, $14.3 million remained available for repurchase under the buy back plan authorized on February 10, 2006.
     The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims totaling approximately $4.4 million and various administrative audits, each of which have arisen in the ordinary course of our business. The Company has an accrual at June 30, 2007 of approximately $1.2 million related to certain of these items. The Company intends to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has previously accrued. The pending derivative actions do not assert a claim against the Company for specific monetary damages and, accordingly, the amounts described herein are exclusive of any potential future monetary damages that the company may incur as a result of the derivative actions.
     In connection with the internal investigation into the Company’s historical stock-based compensation practices, the Company reviewed the payroll withholding tax effect associated with certain stock options that had incorrect measurement dates. Certain stock options were originally intended to be Incentive Stock Options (“ISOs”) under U.S. tax regulations. However, by definition, ISOs may not be granted with an exercise price less than the fair market value of the underlying stock on the date of grant. Because these options had incorrect filing dates, they do not qualify as ISOs under the regulations. Therefore, the affected ISOs were accounted for as if they were non-qualified stock options for payroll tax accounting purposes. The Company recorded a liability for the unpaid income and employment taxes plus potential penalties and interest based upon the change in status of the affected options. The Company recorded a liability for the taxes, penalties and interest due based upon the change in status of the options in the amount of $17.8 million. The Company recorded reversals of this accrual in the amount of $16.5 million between 2003 and 2006 due to the expiration of the tax statute of limitations. These adjustments resulted in a net charge to income of $1.3 million over the period 1996 to 2006, which represent management’s best estimate of the Company’s liability.
     The Company is also subject to certain other legal proceedings and claims that have arisen in the course of business and that have not been fully adjudicated, including the legal proceedings and claims described below. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.
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
     Changes in future minimum rental commitments under non-cancelable operating leases in the six months ended June 30, 2007 were not material.
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
     In February 2007, the FASB issued SFAS Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 , (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. If the fair value option is elected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date. Upon initial adoption of this Statement, an entity is permitted to elect the fair value option for available-for-sale and held-to-maturity securities previously accounted for under SFAS Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). The effect of reclassifying those securities into the trading category should be included in a cumulative-effect adjustment of retained earnings and not in current-period earnings and should be separately disclosed. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect, if any, that the application of SFAS No. 159 will have on its consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the six months ended June 30, 2007, no changes in our market risk exposure occurred. For quantitative and qualitative disclosures about market risk affecting Sapient, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of June 30, 2007, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our evaluation has identified the following material weakness in our internal control over financial reporting, as fully described in our Annual Report on Form 10-K for the year ended December 31, 2006. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement to the annual or interim financial statements will not be prevented or detected.
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
     Based on the evaluation of this material weakness, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2007 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Plan for Remediation of the Material Weakness in Internal Control Over Financial Reporting
     During the second half of 2006 and the first half of 2007, we have been adding members to our accounting and finance staff and implementing additional review procedures in our financial statement close processes to address these issues. While the impact of these enhancements to the internal control over financial reporting were positive, management’s assessment of our internal control over financial reporting for 2006 and the first two quarters of 2007 indicated that additional resources, training, and experience were necessary for certain of these controls to operate effectively.
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

Changes in Internal Control Over Financial Reporting
     No changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     On August 17, 2006 a derivative action, captioned as Alex Fedoroff, Derivatively on Behalf of Nominal Defendant Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Susan D. Johnson, et al. , was filed in the Superior Court for Middlesex County, Massachusetts, against Sapient as a nominal defendant and sixteen of Sapient’s current and former directors and officers. On August 31, 2006, a nearly identical complaint, captioned as Jerry Hamilton, Derivatively on Behalf of Nominal Defendant Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Susan D. Johnson, et al., was filed in the same court by a different Company shareholder. Both plaintiffs claim breaches of fiduciary duty by all defendants for allegedly backdating stock options between 1997 and 2002. The Plaintiffs also claim that some of the defendants were unjustly enriched by receipt of purportedly backdated stock options, and seek unspecified damages, disgorgement of “backdated” stock options and any proceeds received from the exercise and sale of any “backdated” options, costs and attorneys’ fees.
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
     On October 27, 2006 and October 31, 2006, three additional shareholder derivative actions were filed in the United States District Court for the District of Massachusetts; Mike Lane, Derivatively on Behalf of Sapient Corporation v. J. Stuart Moore, Jerry A. Greenberg, Sheeroy D. Desai , et al. and Sapient Corporation; Marc Doyle, Derivatively on Behalf of Sapient Corporation v. J. Stuart Moore, Jerry A. Greenberg, Sheeroy D. Desai, et al. and Sapient Corporation; and Laurence Halaska, Derivatively on Behalf of Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Scott J. Krenz, et al. and Sapient Corporation. The federal derivative actions are substantially similar to the state derivative actions, except that federal derivative actions assert violations of Sarbanes-Oxley and violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act. On June 21, 2007, the United States District Court for the District of Massachusetts entered an order consolidating the foregoing derivative actions under the caption In re Sapient Corporation Derivative Litigation. On July 21, 2007, the plaintiffs filed an amended complaint, adding five current and former Sapient officers. The defendants are scheduled to file a motion to dismiss by August 20, 2007.
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
     We currently have international offices in the United Kingdom, Germany, the Netherlands, Sweden, India, Canada and Switzerland. Our international operations are a significant percentage of our total revenues, and our GDD model is a key component of our ability to deliver our services successfully. Our international operations are subject to inherent risks, including:
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

     In particular, our GDD model depends heavily on our offices in New Delhi and Bangalore, India. Any escalation in the political or military instability in India or Pakistan or the surrounding countries, or a business interruption resulting from a natural disaster, such as an earthquake, could hinder our ability to use GDD successfully and could result in material adverse effects to our business, financial condition and results of operations. Furthermore, the delivery of our services from remote locations causes us to rely on data, phone, power and other networks which are not as reliable in India as those in other countries where we operate. Any failures of these systems could affect the success of our GDD model. Remote delivery of our services also increases the complexity and risk of delivering our services, which could affect our ability to satisfy our clients’ expectations or perform our services within the estimated time frame and budget for each project.
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
     We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international revenues were $45.7 million for the three months ended June 30, 2007 and $86.9 million for the six months ended June 30, 2007. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues and receivables, purchases, payroll and investments. We also have a significant amount of foreign currency net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk, because we frequently incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.
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
     Many of our projects are based on fixed-price contracts, rather than contracts in which payment to us is determined on a time and materials basis. Our failure to estimate accurately the resources and schedule required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We are consistently entering into contracts for large projects that magnify this risk. We have been required to commit unanticipated additional resources to complete projects in the past, which has resulted in losses on those contracts. We will likely experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the project engagement, which could result in a fixed price that is too low. Therefore, this incorrect estimation could adversely affect our business, financial condition and results of operations.
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
We may be unable to protect our proprietary methodology
     Our success depends, in part, upon our proprietary methodology and other IP rights. We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. We enter into confidentiality agreements with our employees, subcontractors, vendors, consultants and clients, and limit access to and distribution of our proprietary information. We cannot be certain that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our IP rights.
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
     The anticipated benefits from any acquisitions or joint ventures that we may undertake might not be achieved. For example, if we acquire a company, we cannot be certain that clients of the acquired business will continue to conduct business with us, or that employees of the acquired business will continue their employment or integrate successfully into our operations and culture. The identification, consummation and integration of acquisitions and joint ventures require substantial attention from management. The diversion of management’s attention, as well as any difficulties encountered in the integration process, could have an adverse impact on our business, financial condition and results of operations. Further, we may incur significant expenses in completing any such acquisitions, and we may assume significant liabilities, some of which may be unknown at the time of such acquisition. We note, in particular, our ongoing efforts to integrate and assimilate our acquisition of PGI. Failure to complete this initiative in a timely and efficient manner may adversely impact our business, financial condition and results of operations.
If we do not effectively improve our operational and financial processes and systems, our ability to achieve efficiencies and cost savings may be delayed and our results of operations may be adversely impacted.
     To streamline our general and administrative infrastructure and costs as a percentage of revenue and ensure that the Company can appropriately scale as our business expands, in early 2006 we began redesigning many operational processes and transitioned certain internal, non-billable roles to our India office, the activities of which principally relate to finance, human resources and certain IT functions. If we do not timely, efficiently and effectively upgrade or replace systems, and continue to redesign processes as our business requires, we may be unable to support our growth effectively, realize cost savings as quickly as expected or maintain effective internal controls over financial reporting, which could cause a decline in the quality of our services and adversely impact our results of operations. In fact, as indicated Item 4, the transition of several finance functions to our offices in India is a principal reason that management is reporting the existence of a material weakness in the Company’s internal control over financial reporting.
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
     We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. In Item 4 of this Quarterly Report, management reports that a material weakness exists in the Company’s internal control over financial reporting, as a result of a significant disruption to our financial accounting organization, processes and workload during 2006 that was attributable to the (i) transition of key accounting and administrative functions and processes to India during 2006; (ii) changes in the finance organization and resultant significant turnover in the Company’s finance and accounting staff, including the departure of two Chief Financial Officers during 2006; and (iii) investigation and restatement of our financial statements relating to the Company’s historical stock-based compensation practices, which required significant financial research, analysis and incremental recordkeeping during 2006. These factors indicated that we had an insufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. Due to this material weakness, management has concluded that as of the end of 2006, the Company’s disclosure controls and procedures were not effective. Consequently, pending the Company’s remediation of the matters that caused the control deficiencies underlying the material weakness, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors may lose faith in the reliability of our financial statements. Accordingly, the price of our securities may be adversely and materially impacted.
We face risks related to the restatement of our financial statements and the ongoing SEC investigation regarding our historical stock-based compensation practices.
     On November 30, 2006, the SEC notified us that it had commenced a formal inquiry into our historical stock-based compensation practices. Subsequently, on March 8, 2007, we received a subpoena from the SEC requesting several documents relating to this matter. We are cooperating fully with the SEC and will continue to do so as the inquiry moves forward. At this point, we are unable to predict what effect, if any, consequences of the SEC investigation may have on us. However, the investigation could result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to commence legal action, we could be required to pay significant penalties and/or fines and could become subject to an administrative order and/or a cease and desist order. The filing of our restated financial statements to correct the discovered accounting errors did not resolve the SEC investigation. Further, the resolution of the SEC investigation could require the filing of additional restatements of our prior financial statements, and/or our restated financial statements, or require that we take other actions not presently contemplated.
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
Item 5. Other Information
     On June 6, 2007, our former Executive Vice President and Chief Operating Officer Sheeroy D. Desai entered into an arrangement with the Company to provide assistance with executive recruiting. The total amount payable for these services is not to exceed $100,000. In addition, in connection with his agreement to provide certain transition services to the Company following the termination of Mr. Desai’s employment, the Company agreed to pay Mr. Desai $75,000.

SAPIENT CORPORATION
PART II. OTHER INFORMATION
Item 6. Exhibits

3.1(1)	Second Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

10.1	Sheeroy D. Desai Transition Agreement

10.2	Sheeroy D. Desai Recruiting Agreement

10.3	Joseph S. Tibbetts, Jr. Restricted Stock Units Agreement

10.4	2007 Global Performance Bonus Plan

31.1	Certification of Alan J. Herrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Alan J. Herrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Form 10-Q for the three months ended September 30, 2004 (File No. 000-28074) and incorporated herein by reference.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ ALAN J. HERRICK	President and Chief Executive Officer	August 9, 2007

Alan J. Herrick	(Principal Executive Officer)

/s/ JOSEPH S. TIBBETTS, JR.	Chief Financial Officer	August 9, 2007

Joseph S. Tibbetts, Jr.	(Principal Financial Officer)