Form 10-Q
period 2007-09-30
SAPIENT CORP
filed 2007-11-09
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                     No ☑
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2007

Common Stock, $0.01 par value per share	124,622,142 shares

SAPIENT CORPORATION
INDEX
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Quarterly Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Quarterly Report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described below in Part II, Item 1A, “Risk Factors” in this Quarterly Report and in and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Quarterly Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

SAPIENT CORPORATION
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CONSOLIDATED AND CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$113,794	$75,022
Marketable securities	31,949	51,859
Restricted cash, current portion	450	551
Accounts receivable, less allowance for doubtful accounts of $2,330 and $2,573 at September 30, 2007 and December 31, 2006, respectively	84,218	75,402
Unbilled revenues	37,344	34,201
Prepaid expenses and other current assets	25,146	20,565

Total current assets	292,901	257,600
Restricted cash, net of current portion	1,254	1,338
Property and equipment, net	36,021	27,623
Purchased intangible assets, net	5,998	7,550
Goodwill	40,329	38,929
Other assets	7,890	9,024

Total assets	$384,393	$342,064

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,009	$9,818
Accrued compensation	44,448	33,077
Accrued restructuring costs, current portion	3,735	3,867
Deferred revenues, current portion	18,725	14,871
Other current accrued liabilities	48,794	47,068

Total current liabilities	121,711	108,701
Accrued restructuring costs, net of current portion	8,557	11,741
Deferred revenues, net of current portion	651	865
Other long-term liabilities	11,281	5,780

Total liabilities	142,200	127,087

Commitments and contingencies (Note 4)
Redeemable common stock, par value $0.01 per share, 134,995 and 224,469 shares issued and outstanding at September 30, 2007 and December 31, 2006	290	480
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued at September 30, 2007 and December 31, 2006	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 131,785,758 shares issued at September 30, 2007 and December 31, 2006	1,318	1,318
Additional paid-in capital	558,765	547,369
Treasury stock, at cost, 7,067,641 and 8,489,614 shares at September 30, 2007 and December 31, 2006, respectively	(27,644)	(30,673)
Accumulated other comprehensive income	12,720	5,782
Accumulated deficit	(303,256)	(309,299)

Total stockholders’ equity	241,903	214,497

Total liabilities, redeemable common stock and stockholders’ equity	$384,393	$342,064

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Service revenues	$141,590	$106,924	$391,479	$292,021
Reimbursable expenses	4,825	4,193	13,850	10,540

Total gross revenues	146,415	111,117	405,329	302,561

Operating expenses:
Project personnel expenses	96,694	72,811	267,681	196,984
Reimbursable expenses	4,825	4,193	13,850	10,540

Total project personnel expenses and reimbursable expenses	101,519	77,004	281,531	207,524
Selling and marketing expenses	8,664	5,670	24,413	17,092
General and administrative expenses	29,223	29,993	90,168	77,552
Restructuring and other related charges (benefits)	(35)	187	(204)	1,335
Amortization of purchased intangible assets	487	842	1,552	2,722

Total operating expenses	139,858	113,696	397,460	306,225

Income (loss) from operations	6,557	(2,579)	7,869	(3,664)
Interest and other income, net	1,596	1,180	4,115	4,719

Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	8,153	(1,399)	11,984	1,055
Provision (benefit) for income taxes	3,732	(2,134)	5,941	1,370

Income (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	4,421	735	6,043	(315)
Loss from discontinued operations	—	—	—	(433)
Gain on disposal of discontinued operations (net of tax provision of $342)	—	—	—	4,834

Income before cumulative effect of accounting change	4,421	735	6,043	4,086
Cumulative effect of accounting change	—	—	—	154

Net income	$4,421	$735	$6,043	$4,240

Basic income (loss) per share from continuing operations	$0.04	$0.01	$0.05	$(0.00)

Diluted income (loss) per share from continuing operations	$0.03	$0.01	$0.05	$(0.00)

Basic net income per share	$0.04	$0.01	$0.05	$0.03

Diluted net income per share	$0.03	$0.01	$0.05	$0.03

Weighted average common shares	124,875	123,051	123,895	123,861
Weighted average dilutive common share equivalents	3,439	3,074	3,728	—

Weighted average common shares and dilutive common share equivalents	128,314	126,125	127,623	123,861

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$6,043	$4,240
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss recognized on disposition of fixed assets	85	84
Depreciation expense	10,852	7,216
Amortization of purchased intangible assets	1,552	2,722
Deferred income taxes	1,707	428
(Recovery of) provision for allowance for doubtful accounts, net	(182)	1,551
Stock-based compensation expense	13,303	8,427
Gain on disposal of discontinued operations	—	(4,834)
Cumulative effect of accounting change	—	(154)
Changes in operating assets and liabilities, net of acquisition and disposition:
Accounts receivable	(6,285)	(17,728)
Unbilled revenues	(2,132)	(13,392)
Prepaid expenses and other current assets	(3,830)	(4,502)
Other assets	60	(3,158)
Accounts payable	(5,510)	1,242
Accrued compensation	8,640	1,762
Other accrued liabilities	(682)	13,718
Accrued restructuring costs	(3,467)	(5,285)
Deferred revenues	2,497	1,299
Other long-term liabilities	3,886	763

Net cash provided by (used in) operating activities	26,537	(5,601)

Cash flows from investing activities:
Cash paid for acquisitions, including transaction costs, net of cash received	(883)	(27,655)
Cash received for sale of discontinued operations, net of cash disposed of and payment to minority stockholders	436	5,142
Purchases of property and equipment and cost of internally developed software	(14,971)	(9,060)
Sales and maturities of marketable securities	78,742	114,411
Purchases of marketable securities	(58,818)	(82,157)
Restricted cash	353	(729)

Net cash provided by (used in) investing activities	4,859	(48)

Cash flows from financing activities:
Principal payments under capital lease obligations	(85)	(102)
Proceeds from stock option and purchase plans	6,008	4,881
Repurchases of common stock	(3,776)	(18,110)

Net cash provided by (used in) financing activities	2,147	(13,331)

Effect of exchange rate changes on cash and cash equivalents	5,229	(14)

Increase (decrease) in cash and cash equivalents	38,772	(18,994)
Cash and cash equivalents, at beginning of period	75,022	69,948

Cash and cash equivalents, at end of period	$113,794	$50,954

Supplemental Cash Flow Information:
Non-cash financing transaction:
Issuance of common stock with acquisition	$—	$5,855

Note receivable related to the sale of HWT	$—	$1,350

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
1. Basis of Presentation
     The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
     The results of discontinued operations for the nine months ended September 30, 2006 are presented separately in the consolidated and condensed statement of operations.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Project personnel expenses	$2,241	$1,527	$6,760	$4,343
Selling and marketing expenses	883	738	2,799	1,951
General and administrative expenses	1,324	603	3,744	2,133

	$4,448	$2,868	$13,303	$8,427

     Stock-based compensation expenses capitalizable related to internally developed software were not material for the three and nine months ended September 30, 2007 and 2006. The Company uses the Black-Scholes valuation model for estimating the fair value of the stock options granted under SFAS No. 123R. The fair value per share of the Restricted Stock Unit (“RSU”) awards is equal to the quoted market price of the Company’s common stock on the date of grant. RSU awards with market-based vesting criteria are valued using a lattice model.
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
     Upon the adoption of SFAS No. 123R, the Company calculated the estimated forfeitures for previously recorded stock-based compensation. As a result of this calculation, the Company recorded a cumulative effect of the accounting change, resulting in a gain of $154,000 which was recognized in the consolidated and condensed statement of operations in the first fiscal quarter of 2006.
     In connection with the Company’s internal review of its historical stock-based compensation practices from 1996 to 2006, the Company determined that certain options exercised in 2006 by current and former employees of the Company (the “Affected Employees”) had been mispriced and, therefore, were subject to an excise tax, and associated interest charges, under Section 409A of the Internal Revenue Code (“Section 409A”). As a result, during the first quarter of 2007 the Compensation Committee of the Company’s Board Directors approved a remediation plan under which the Company will pay this tax (and interest charges) on behalf of the Affected Employees. Accordingly, the Company recorded an expense of $750,000 during the first quarter of 2007 related to this tax and associated interest charges. In the second and third quarter of 2007, the Company paid $244,000 and $144,000 of this liability, respectively.
     Additionally, with respect to mispriced, unexercised stock options held by Affected Employees that also are subject to an excise tax (and interest charges) under Section 409A (the “409A Affected Options”), the Company implemented a remediation plan in the second quarter of 2007. Under this plan, on May 18, 2007 the Company increased the exercise price of 1.9 million 409A Affected Options to the fair market value of the Company’s stock on the correct measurement date for these option awards. In turn, to compensate the Affected Employees for the increase to the exercise price of their 409A Affected Options, the Compensation Committee authorized Management to issue (a) current employees additional stock options at an exercise price equal to the Company’s stock price on the date of the price increase (May 18, 2007) and (b) former employees a cash payment. In connection with this make whole provision, the Company issued 155,000 stock options, made cash bonus payments of $20,000 through September 30, 2007 and estimates paying an additional $14,000 in cash bonuses. The Company incurred no compensation expense associated with additional option grants issued to current employees, as the fair value of the employees’ repriced and new option grants equaled the fair value of the original 409A Affected Options.
     Further, due to the Company’s delayed filing of its quarterly reports on Form 10-Q for the three and six months ended June 30, 2006, the three and nine months ended September 30, 2006 and the three months ended March 31, 2007 and Annual Report on Form 10-K for the year-ended December 31, 2006 in connection with its historical stock-based compensation review, some employees were unable to exercise stock options from the fourth quarter of 2006 until June 15, 2007 (the date on which the Company completed the filing of all reports required to be filed pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, for the preceding 12 months) (“Compliance Date”). As a result, during the first quarter of 2007, the Compensation Committee approved the extension of certain options that otherwise would have expired during this “trading blackout period,” to enable the affected employees a reasonable period of time after the Compliance Date to exercise their vested options. The Company recorded compensation expense of $560,000 during the three months ended March 31, 2007 and $350,000 during the three months ended June 30, 2007, related to these modifications.
     The following table summarizes activity under all stock option plans for the nine months ended September 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (2)
	(In thousands)		(years)	(In thousands)
Outstanding as of December 31, 2006	14,610	$11.05	4.90	$12,974
Options granted	155	$7.05	—	—
Options exercised	(1,444)	$4.16	—	—
Options forfeited/cancelled	(1,320)	$12.92	—	—

Outstanding as of September 30, 2007	12,001	$11.69	4.21	$15,706

Exercisable as of September 30, 2007	10,999	$12.13	3.97	$15,147
Exercisable as of September 30, 2007 and expected to become exercisable (1)	11,753	$11.79	4.16	$15,543

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

(2)	The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market value of the Company’s common stock on December 31, 2006 and September 30, 2007 ($5.49 and $6.71, respectively) and the exercise price of the underlying stock options.
     The unrecognized compensation expense related to the unvested stock options as of September 30, 2007 was $3.4 million with a weighted average remaining recognition period of 1.2 years.
     The table below summarizes activity relating to RSU’s for the nine months ended September 30, 2007:

	Number of Shares	Aggregate
	Underlying	Intrinsic Value of
	Restricted Units	Restricted Units (2)
	(In thousands)
Outstanding as of December 31, 2006	3,965	$21,786
Granted	2,208
Released	(710)
Forfeitures	(290)

Outstanding as of September 30, 2007	5,173	$34,704

Expected to vest (1)	4,355	$29,222

(1)	In addition to the vested RSU’s, the Company expects a portion of the unvested RSU’s to vest at some point in the future. RSU’s expected to vest are calculated by applying an estimated forfeiture rate to the unvested RSU’s.

(2)	The aggregate intrinsic value in this table was calculated based on the market value of the Company’s common stock on December 31, 2006 and September 30, 2007 ($5.49 and $6.71, respectively) and the number of underlying RSU’s.
     As of September 30, 2007, the unrecognized compensation expense related to unvested RSU’s was $23.2 million. This cost is expected to be recognized over a weighted average period of 2.6 years.
     The unrecognized compensation expense for all outstanding stock options and RSU’s as of September 30, 2007 was $26.6 million.
3. Income per Share from Continuing Operations and Net Income Per Share
     The following information presents the Company’s computation of basic and diluted income per share from continuing operations and basic and diluted net income per share for the periods presented in the consolidated and condensed statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)
Income (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	$4,421	$735	$6,043	$(315)
Loss from discontinued operations	—	—	—	(433)
Gain on disposal of discontinued operations (net of tax provision of $342)	—	—	—	4,834
Cumulative effect of accounting change	—	—	—	154

Net income	$4,421	$735	$6,043	$4,240

Weighted average common shares outstanding	124,875	123,051	123,895	123,861
Weighted average dilutive common share equivalents	3,439	3,074	3,728	—

Weighted average common shares and dilutive common share equivalents	128,314	126,125	127,623	123,861

Basic income per share:
Income (loss) from continuing operations	$0.04	$0.01	$0.05	$(0.00)
Loss from discontinued operations	0.00	0.00	0.00	$(0.00)
Gain on disposal of discontinued operations	0.00	0.00	0.00	0.04
Cumulative effect of accounting changes	0.00	0.00	0.00	0.00

Basic net income per share:	$0.04	$0.01	$0.05	$0.03

Diluted income (loss) per share:
Income (loss) from continuing operations	0.03	0.01	0.05	(0.00)
Loss from discontinued operations	0.00	0.00	0.00	(0.00)
Gain on disposal of discontinued operations	0.00	0.00	0.00	0.04
Cumulative effect of accounting changes	0.00	0.00	0.00	0.00

Diluted net income per share:	$0.03	$0.01	$0.05	$0.03

Anti-dilutive options and share based awards not included in the calculation	9,282	11,442	8,526	11,164

4. Commitments and Contingencies
     The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims in which the damages claimed under such actions, in the aggregate, total approximately $4.4 million as of September 30, 2007. The Company has accrued at September 30, 2007 approximately $1.3 million related to certain of these items. The Company is also subject to various administrative audits, each of which has arisen in the ordinary course of business. The Company intends to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has accrued.
     In connection with the internal review into the Company’s historical stock-based compensation practices, the Company reviewed the payroll withholding tax effect associated with certain stock options that had incorrect measurement dates. Certain stock options were originally intended to be Incentive Stock Options(“ISOs”) under U.S. tax regulations. However, by definition, ISOs may not be granted with an exercise price less than the fair market value of the underlying stock on the date of grant. Because these options had incorrect measurement dates, they do not qualify as ISOs under the regulations. Therefore, the affected ISOs were accounted for as if they were non-qualified stock options for payroll tax accounting purposes. The Company recorded a liability for the unpaid income and employment taxes plus potential penalties and interest based upon the change in status of the affected options. The Company recorded a liability for the taxes, penalties and interest due based upon the change in status of the options in the amount of $17.8 million. The Company recorded reversals of this accrual in the amount of $16.5 million between 2003 and 2006 due to the expiration of the tax statute of limitations. These adjustments resulted in a net charge to income of $1.3 million over the period 1996 to 2006, which represent management’s best estimate of the Company’s liability.
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
     On August 17, 2006 a derivative action, captioned as Alex Fedoroff, Derivatively on Behalf of Nominal Defendant Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Susan D. Johnson, et al., was filed in the Superior Court for Middlesex County, Massachusetts, against Sapient, as a nominal defendant, and sixteen of Sapient’s current and former directors and officers. On August 31, 2006, a nearly identical complaint, captioned as Jerry Hamilton, Derivatively on Behalf of Nominal Defendant Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Susan D. Johnson, et al., was filed in the same court by a different Company shareholder. Both plaintiffs claimed breaches of fiduciary duty by all defendants for allegedly backdating stock options between 1997 and 2002. The plaintiffs also claimed that some of the defendants were unjustly enriched by receipt of purportedly backdated stock options, and seek unspecified damages, disgorgement of “backdated” stock options and any proceeds received from the exercise and sale of any “backdated” options, costs and attorneys’ fees.
     On October 13, 2006, the Superior Court for Middlesex County, Massachusetts, entered an order consolidating the foregoing derivative actions under the caption In re Sapient Corporation Derivative Litigation. On February 20, 2007, the consolidated complaint was transferred into the Business Litigation Session of the Suffolk Superior Court, Massachusetts under docket number 07-0629 BLS1. On April 25, 2007, the defendants filed a motion to dismiss, which was heard by the Court on May 23, 2007. The case was dismissed on October 30, 2007 and the court further denied the plaintiffs an opportunity to refile a similar claim.
     On October 27, 2006 and October 31, 2006, three additional shareholder derivative actions were filed in the United States District Court for the District of Massachusetts; Mike Lane, Derivatively on Behalf of Sapient Corporation v. J. Stuart Moore, Jerry A. Greenberg, Sheeroy D. Desai, et al. and Sapient Corporation; Marc Doyle, Derivatively on Behalf of Sapient Corporation v. J. Stuart Moore, Jerry A. Greenberg, Sheeroy D. Desai, et al. and Sapient Corporation; and Laurence Halaska, Derivatively on Behalf of Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Scott J. Krenz, et al. and Sapient Corporation. The federal derivative actions are substantially similar to the state derivative actions, except that federal derivative actions assert violations of Sarbanes-Oxley and violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act. None of the foregoing derivative actions asserts a claim against the Company for specific monetary damages. On June 21, 2007, the United States District Court for the District of Massachusetts entered an order consolidating the foregoing derivative actions under the caption In re Sapient Corporation Derivative Litigation. On July 21, 2007, the plaintiffs filed an amended complaint, adding five current and former Sapient officers. The defendants filed a motion to dismiss on August 20, 2007, which will be scheduled to be heard by the Court in late 2007 or early 2008.
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
5. Restructuring and Other Related Charges
2006 — Restructure Event
     During the first quarter of 2006, the Company initiated a restructuring plan in the United Kingdom to better position itself to capitalize on market opportunities. As a result, 28 employees were terminated and the Company recorded $332,000 and $240,000 in restructuring and other related charges for severance and termination benefits in the first and second quarters of 2006, respectively, in accordance with SFAS Statement No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 146, Accounting for Costs Associated with Exit of Disposal Activities . These charges were recorded in the Europe segment in the Results by Operating Segment. The Company paid approximately $572,000 during 2006. As of December 31, 2006, there was no remaining accrual amount related to this restructuring event.
2005 — Restructure Event
     During the fourth quarter of 2005, the Company initiated a restructuring plan to streamline general and administrative (“G&A”) activities. This initiative included the transfer of certain finance, human resources, and internal IT functions to India and resulted in the reduction of 28 employees and charges of approximately $730,000 cumulative for the 2005 plan to restructuring and other related charges, for severance, termination benefits and stay-bonuses in accordance with SFAS No. 112 and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges were not recorded to a segment because they impacted an area of the business that supports all business units, but is included in ‘Reconciling items’ in the Results by Operating Segment. The Company paid approximately $505,000 through the end of 2006 and paid approximately $225,000 in the nine months ended September 30, 2007. The following table shows activity during the nine months ended September 30, 2007 related to this restructure event:

Workforce
(In thousands)
Balance, December 31, 2006	$225
Cash utilized	(225)

Balance, September 30, 2007	$—

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
     During the three and nine months ended September 30, 2007, the Company recorded a net benefit to restructuring and other related charges of approximately $35,000 and $204,000, respectively, primarily related to an increase in sub-lease income associated with the previously restructured facilities. During the three and nine months ended September 30, 2006, the Company recorded restructuring charges of approximately $146,000 and $423,000 respectively, primarily due to changes in assumptions associated with the Company’s various restructured locations. The Company has not finalized sublease agreements for all leases and is currently involved in negotiations to sublease vacant spaces. The following table shows activity during the nine months ended September 30, 2007 related to this restructure event:

Facilities
(In thousands)
Balance, December 31, 2006	$15,383
Adjustment	(204)
Non-cash, utilized	(53)
Cash utilized	(2,834)

Balance, September 30, 2007	$12,292

     The total remaining accrued restructuring for all events is $12.3 million at September 30, 2007, of which the cash outlay over the next 12 months is expected to be $3.7 million, and the remainder will be paid through 2011.
6. Income Taxes
     The Company has deferred tax assets that have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. SFAS Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”), requires the establishment of a valuation allowance when the realization of deferred tax assets is not considered likely. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses incurred from 2001 through 2003, and uncertainty as to the extent, and timing of profitability in future periods at September 30, 2007 the Company has continued to record a valuation allowance against its deferred tax assets in the United States. For the nine months ended September 30, 2007 and 2006, the Company recorded an income tax provision related to continuing operations of approximately $5.9 million and $1.4 million, respectively. The Company’s income tax provision related to continuing operations is primarily related to foreign, federal alternative minimum tax and state tax obligations. Included in the tax provision for the three months ended September 30, 2007 is a deferred tax asset adjustment of approximately $0.9 million that has been recorded on a discrete basis as a result of enacted tax rate changes in Germany and the United Kingdom.
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
          On September 5, 2007, the US Parent was selected for audit by the Internal Revenue Service for the year ended 2005. Also, the Company is currently under audit by the Assessing Office in India for the 2004 through 2005 tax year. It is unlikely that these examinations will conclude during 2007.
          The Company does not anticipate that prior to September 30, 2008, total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations.
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
7. Comprehensive Income
          The components of comprehensive income are presented below for the periods presented in the consolidated and condensed statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands)
Net income	$4,421	$735	$6,043	$4,240
Foreign currency translation gain	2,586	917	6,924	1,896
Unrealized gain on investments	27	88	14	446

Comprehensive income	$7,034	$1,740	$12,981	$6,582

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
          Beginning in the first quarter of 2006, the Company stopped allocating certain marketing and general and administrative expenses to its business unit segments, with the exception of Government Services, because these activities are managed separately from the business units. The Company does allocate certain marketing and general and administrative expenses to its Government Services business unit as these activities are managed within that business unit. The Company did not allocate the costs associated with its restructuring events across all operating segments for internal measurement purposes, given that the substantial majority of the restructuring costs were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. The Company did allocate the workforce reduction costs of $572,000 for the nine months ended September 30, 2006 associated with the United Kingdom’s 2006 restructuring plan due to the specific identification of the terminated employees to the Europe business unit. Management does not allocate stock-based compensation to the segments for the review of results for the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM and, therefore, the Company has not disclosed asset information for each operating segment.
         The tables below present the service revenues and income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change attributable to these operating segments for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands)
Service Revenues:
North America	$92,183	$74,975	$258,856	$203,583
Government Services	5,662	4,052	17,146	12,885
Europe	43,745	27,897	115,477	75,553

Consolidated total	$141,590	$106,924	$391,479	$292,021

Income (Loss) From Continuing Operations:
North America (1)	$20,314	$19,141	$62,046	$55,587
Government Services (1)	434	980	4,507	2,280
Europe (1)	12,857	8,609	31,813	18,028

Total reportable segments (1)	33,605	28,730	98,366	75,895
Less reconciling items (2)	(25,452)	(30,129)	(86,382)	(74,840)

Consolidated income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	$8,153	$(1,399)	$11,984	$1,055

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands)
Centrally managed functions (a)	$21,663	$23,591	$67,696	$61,582
Restructuring and other related charges (benefits)	(35)	187	(204)	763
Amortization of purchased intangible assets	487	842	1,552	2,722
Stock-based compensation expense	4,448	2,868	13,303	8,427
Interest and other income, net	(1,596)	(1,180)	(4,115)	(4,719)
Unallocated expenses (b)	485	3,821	8,150	6,065

	$25,452	$30,129	$86,382	$74,840

(a)	Includes marketing, general and administrative and support costs controlled separately from operating segments.

(b)	Includes costs controlled directly by corporate headquarters.
9. Geographic Data
          Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated and condensed statements of operations and the consolidated and condensed balance sheets:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands)
Service revenues:
United States	$87,057	$70,889	$250,360	$194,792
International	54,533	36,035	141,119	97,229

Total service revenues	$141,590	$106,924	$391,479	$292,021

	September 30,	December 31,
	2007	2006
	(In thousands)
Long-lived assets:
United States	$17,951	$13,871
International	27,214	24,114

Total long-lived assets	$45,165	$37,985

10. Goodwill and Purchased Intangible Assets

          The following is a summary of goodwill allocated to the Company’s operating segments as of September 30, 2007:

North America
(In thousands)
Goodwill as of December 31, 2006	$38,929
Contingent consideration recorded during the period (1)	1,400

Goodwill as of September 30, 2007	$40,329

(1)	In May 2007, the Company amended the terms of its earn-out arrangement with the former owners of BIS. Due to the Company’s integration of BIS with its existing segments, the Company agreed to amend the earn-out, to facilitate the calculation of the amount based on the lack of discrete SAP related financial information being readily available post integration. The amendment provides for year two and year three payments of $700,000 in each period. On June 1, 2007, the Company made a cash payment of $700,000 to the former owners of BIS, decreasing the remaining maximum potential future consideration to $1.2 million. A second payment of $700,000 is due on June 1, 2008. Additional potential for performance based payouts of $233,000 may be made in 2007 and 2008, based on performance against set revenue goals for those years. The $700,000 payments under the amendment approximates what management believes the BIS stockholders would have earned under the original agreement if the information to calculate those amounts were readily available. The guaranteed payments were recorded as an increase to goodwill of $1.4 million as of the execution of the amendment. Additional payments, if any, earned as a result of the performance based payments will result in increases to goodwill at the time of payment.

In the second quarter of 2007, the Company paid an additional $183,000 in purchase price consideration related to its acquisition of Business Information Systems, LLC (“BIS”) consummated in June of 2005. The additional consideration is the second of three annual installments. Approximately 28.5% of the redeemable common stock, or 89,474 shares, issued as part of the total purchase consideration for BIS vested during the second quarter of 2007 and as a result the Company reclassified approximately $190,000 of redeemable common stock to additional paid-in capital during the second quarter of 2007.
     The following is a summary of intangible assets as of September 30, 2007 and December 31, 2006:

	September 30, 2007
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
	(In thousands)
Customer lists and customer relationships	$8,100	$(2,977)	$5,123
SAP license agreement	1,100	(985)	115
Non-compete agreements	1,170	(410)	760

Total purchased intangible assets	$10,370	$(4,372)	$5,998

	December 31, 2006
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
	(In thousands)
Customer lists and customer relationships	$8,100	$(1,812)	$6,288
SAP license agreement	1,100	(775)	325
Non-compete agreements	1,170	(233)	937

Total purchased intangible assets	$10,370	$(2,820)	$7,550

          Amortization expense related to the purchased intangible assets was $487,000 and $842,000 for the three months ended September 30, 2007 and 2006, respectively and $1.6 million and $2.7 million for the nine months ended September 30, 2007 and 2006, respectively.
          The estimated future amortization expense of purchased intangible assets as of September 30, 2007, is as follows:

(In thousands)
2007	$486
2008	1,850
2009	1,785
2010	788
2011	363
2012	363
2013	363

Total	$5,998

11. Foreign Currency Translation
     Foreign exchange losses of approximately $115,000 and foreign exchange gains of approximately $82,000 for the three months ended September 30, 2007 and 2006, respectively, are included in general and administrative expenses in the consolidated and condensed statements of operations. Foreign exchange losses of approximately $1.2 million and foreign exchange gains of approximately $875,000 for the nine months ended September 30, 2007 and 2006, respectively, are included in general and administrative expenses in the consolidated and condensed statements of operations. These gains and losses were primarily related to intercompany foreign currency transactions that were of a short-term nature.
12. Stock Buyback
          On November 16, 2004, the Company’s Board of Directors authorized up to $25.0 million in funds for use in the Company’s common stock repurchase program. On February 10, 2006 the Board of Directors authorized an additional $25.0 million in funds for use in such programs. Sapient has announced that it will repurchase shares on the open market or in private transactions from time to time depending on market conditions. Each authorization shall continue for a period of two years from its inception or until it is discontinued by the Board of Directors. The Company repurchased approximately 3.4 million shares of its common stock at an average price of $5.26 per share for an aggregate purchase price of approximately $18.1 million during the nine months ended September 30, 2006. No repurchases were made in the first or second quarter of 2007. In the third quarter of 2007, the Company repurchased approximately 608,000 shares of its common stock at an average price of $6.20 per share for an aggregate purchase price of $3.8 million. The first $25.0 million of authorized funds had been used in its entirety prior to its expiration. As of September 30, 2007, $10.5 million remained available for repurchase under the buy back plan authorized on February 10, 2006.
13. Discontinued Operations
     On May 2, 2006, the Company sold 100% of its investment in HWT, Inc. (“HWT”), the Company’s majority-owned, fully consolidated subsidiary, for which it received net cash proceeds of approximately $5.4 million and recorded a gain of $4.8 million on disposal (after tax) during the second quarter of fiscal 2006. Net assets sold included cash of approximately $274,000. At the time of the sale, the Company recorded a receivable for $1.4 million related to the holdback and escrow and also recorded a payable of $213,000 representing the portion of the escrow and holdback that is due to minority stockholders. During the first quarter of 2007, the Company received approximately $530,000 of proceeds related to the holdback and escrow and paid approximately $94,000 to minority stockholders. In addition, the Company could receive up to $4.0 million in earn-out payments over 2007 and 2008, cumulatively, which will be recorded when and if earned. Gross revenues for HWT were $1.3 million for the nine months ended September 30, 2006. The loss of the discontinued operation was $433,000 for the nine months ended September 30, 2006. The Company has reflected HWT’s historical results as discontinued operations in its consolidated and condensed statements of operations for the three and nine months ended September 30, 2006. During the second quarter of 2007, the Company was notified by the purchaser that the Company did not qualify for an earnout payment. The maximum remaining amount the Company could receive in earnout payments is $4.0 million.
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
15. Prepaid Expenses and Other Current Assets, Other Assets and Other Current Accrued Liabilities
          The following is a table summarizing the components of selected balance sheet items as of September 30, 2007 and December 31, 2006.

	September 30, 2007	December 31, 2006
	(In thousands)
Prepaid expenses and other current assets:
Deferred tax assets, current portion	$856	$815
Prepaid insurance	1,362	1,053
Prepaid media	6,792	7,910
Prepaid rent	2,416	1,715
VAT tax receivable	4,186	2,803
Other current assets	9,534	6,269

	$25,146	$20,565

Other Assets:
Deferred tax assets, net of current portion	$3,695	$5,085
Other assets	4,195	3,939

	$7,890	$9,024

Other current accrued liabilities:
Accrued media	$13,859	$12,796
Accrued accounts payable	16,658	16,798
VAT tax payable	8,173	5,262
Other accrued expenses	8,764	7,291
Income taxes payable	1,340	4,921

	$48,794	$47,068

SAPIENT CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Sapient helps clients innovate their businesses in the areas of marketing, business operations and technology. Leveraging a unique approach, breakthrough thinking and disciplined execution, Sapient strives to deliver the right business results on time and on budget. Founded in 1991, Sapient is headquartered in Cambridge, Massachusetts, and has offices throughout the United States and Canada, and in Germany, the Netherlands, India, United Kingdom, Sweden and Switzerland.
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
     Our service revenues for the third quarter of 2007 were $141.6 million, a 32% increase compared to service revenues for the third quarter of 2006. The growth in service revenues is due to an increase in demand for our services on a worldwide basis. Revenues increased by 57% in our Europe operating segment, and by 40% and 23% in our Government Services and North America operating segments, respectively.
     Our Global Distributed Delivery (“GDD”) methodology continues to be important to our clients’ success. This proprietary methodology allows us to provide high-quality, cost-effective solutions under accelerated project schedules. By engaging our staff in India, which is comprised of researchers, project managers, creative designers and technologists, we can provide services at lower total costs as well as offer a continuous delivery capability resulting from time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services. Our billable days, or level of effort, incurred by our India people as a percentage of total Company billable days remained constant for the third quarter of 2007 at 61% compared to the second quarter of 2007 and 57% in the third quarter of 2006.
     For the third quarter of 2007, we reported income from continuing operations of $4.4 million compared to income from continuing operations of $735,000 in the third quarter of 2006, and we reported net income of $4.4 million compared to net income of $735,000 in the third quarter of 2006. The improvement in income from continuing operations is the result of multiple factors including decreases in restructuring and other related charges, lower amortization of intangible assets and operational performance improvement partially offset by greater compensation costs and expenses incurred related to our review of (and restatement resulting from) our historical stock—based compensation practices. For the nine months ended September 30, 2007, we reported income from continuing operations of $6.0 million compared to a loss from continuing operations of $315,000 for the nine months ended September 30, 2006 and we reported net income of $6.0 million for the nine months ended September 30, 2007 compared to $4.2 million for the nine months ended September 30, 2006. Our net income for the nine months ended September 30, 2006 includes $1.6 million related to insurance proceeds included in interest and other income as well as a gain on disposal of discontinued operations of $4.8 million.
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

Summary of Critical Accounting Policies; Significant Judgments and Estimates
     We have identified the accounting policies which are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during the nine months ended September 30, 2007 to the items disclosed as our summary of critical accounting policies, significant judgments and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 other than those described herein.
Accounting for Income Taxes
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
          On September 5, 2007, the US Parent was selected for audit by the Internal Revenue Service for the year ended 2005. Also, the Company is currently under audit by the Assessing Office in India for the 2004 through 2005 tax year. It is unlikely that these examinations phase of the audit will conclude during 2007.
     The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2008.
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
Results of Operations
     The following table sets forth the percentage of our service revenues of items included in our consolidated and condensed statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Service revenues	100%	100%	100%	100%
Reimbursable expenses	3%	4%	4%	4%

Total gross revenues	103%	104%	104%	104%

Operating expenses:
Project personnel expenses	68%	68%	68%	67%
Reimbursable expenses	3%	4%	4%	4%

Total project personnel expenses and reimbursable expenses	72%	72%	72%	71%
Selling and marketing expenses	6%	5%	6%	6%
General and administrative expenses	21%	28%	23%	27%
Restructuring and other related charges (benefits)	0%	0%	0%	0%
Amortization of purchased intangible assets	0%	1%	0%	1%

Total operating expenses	99%	106%	102%	105%

Income (loss) from operations	5%	(2%)	2%	(1%)
Interest and other income, net	1%	1%	1%	2%

Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	6%	(1%)	3%	0%
Provision (benefit) for income taxes	3%	(2%)	2%	0%

Income (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	3%	1%	2%	(0%)
Loss from discontinued operations	0%	0%	0%	0%
Gain on disposal of discontinued operations, net of tax provision	0%	0%	0%	2%

Income before cumulative effect of accounting change	3%	1%	2%	2%
Cumulative effect of accounting change	0%	0%	0%	0%

Net income	3%	1%	2%	2%

     Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006
Service Revenues
     Our service revenues for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended
	September 30,	September 30,		Percentage
	2007	2006	Increase	Increase
	(In thousands, except percentages)
Service revenues	$141,590	$106,924	$34,666	32%

	Nine Months Ended
	September 30,	September 30,		Percentage
	2007	2006	Increase	Increase
	(In thousands, except percentages)
Service revenues	$391,479	$292,021	$99,458	34%
     Our service revenues increased by 32% in U.S. dollars and 29% in local currency terms during the three months ended September 30, 2007 compared to the same period in 2006. Our service revenues increased by 34% in U.S. dollars and 31% in local currency terms during the nine months ended September 30, 2007 compared to the same period in 2006. The increases for both periods were driven by organic growth in all of our operating segments. Our recurring revenues were 40% of our service revenues in the third quarter of 2007 compared to 33% in the third quarter of 2006. Recurring revenues are revenue commitments of one year or more in which the client has committed spending levels to us or chosen us as an exclusive provider of certain services.
     For the three and nine months ended September 30, 2007, our five largest customers accounted for approximately 27% of our service revenues in the aggregate, which represents an increase compared to 25% for the three and nine months ended September 30, 2006. Sprint Nextel accounted for approximately 10% of our service revenues in the third quarter of 2007 and 11% of our service revenues in the third quarter 2006. For the nine months ended September 30, 2007, Sprint Nextel accounted for approximately 10% of our service revenues. No customers accounted for more than 10% of our service revenues for the nine months ended September 30, 2006.
     Our utilization of 74% for the three and nine months ended September 30, 2007 was slightly lower than the 77% and 78% rate we had during the three and nine months ended September 30, 2006, respectively, however we increased our average number of delivery people by 36% as compared to the three months ended September 30, 2006 and by 41% as compared to the nine months ended September 30, 2006.
Project Personnel Expenses
     Project personnel expenses consist principally of salaries and employee benefits for personnel dedicated to client projects, independent contractors and direct expenses incurred to complete projects that were not reimbursed by the client. These expenses represent the most significant expense we incur in providing our services.

	Three Months Ended
	September 30,	September 30,		Percentage
	2007	2006	Increase	Increase
	(In thousands, except percentages)
Project personnel expenses	$96,694	$72,811	$23,883	33%
Project personnel expenses as a percentage of service revenues	68%	68%	—

	Nine Months Ended
	September 30,	September 30,		Percentage
	2007	2006	Increase	Increase
	(In thousands, except percentages)
Project personnel expenses	$267,681	$196,984	$70,697	36%
Project personnel expenses as a percentage of service revenues	68%	67%	1
     Project personnel expenses increased by $23.9 million for the three months ended September 30, 2007 as compared to the same period in 2006. The increase in expense was due to the addition of 1,162 people from September 30, 2006 through September 30, 2007, which increased salary and travel related expenses by $17.2 million, additional stock-based and other incentive compensation-related expenses of $2.4 million and incremental fees paid to independent contractors of $3.5 million for the three months ended September 30, 2007 as compared to the same period in 2006. Project personnel expenses as a percentage of service revenues for the three months ended September 30, 2007 remained constant as compared to the same period in 2006.
     Project personnel expenses increased by $70.7 million for the nine months ended September 30, 2007 as compared to the same period in 2006 and also increased as a percentage of service revenues over the nine months ended September 30, 2007 compared to the same period in 2006. The increase in expense was due to the addition of 1,162 people from September 30, 2006 through September 30, 2007, which increased salary and travel related expenses by $49.1 million, additional stock-based and other incentive compensation-related expenses of $8.0 million and incremental fees paid to independent contractors of $12.0 million for the nine months ended September 30, 2007 as compared to the same period in 2006. The increase in project personnel expenses as a percentage of service revenues for the nine months ended September 30, 2007 as compared to the same period in 2006 is primarily a result of the additional stock based compensation-related expenses and the use of independent contractors, which was partially offset by lower costs per person as the average mix of India-based people increased from 58% for the nine months ended September 30, 2006 to 66% for the nine months ended September 30, 2007.
Selling and Marketing Expenses
     Selling and marketing expenses consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses.

	Three Months Ended
	September 30,	September 30,		Percentage
	2007	2006	Increase	Increase
	(In thousands, except percentages)
Selling and marketing expenses	$8,664	$5,670	$2,994	53%
Selling and marketing expenses as a percentage of service revenues	6%	5%	1

	Nine Months Ended
	September 30,	September 30,		Percentage
	2007	2006	Increase	Increase
	(In thousands, except percentages)
Selling and marketing expenses	$24,413	$17,092	$7,321	43%
Selling and marketing expenses as a percentage of service revenues	6%	6%	—
     Selling and marketing expenses increased by $3.0 million for the three months ended September 30, 2007 as compared to the same period in 2006. The increase in expense was primarily due to an increase in commission and compensation expenses of $2.3 million.
     Selling and marketing expenses increased by $7.3 million for the nine months ended September 30, 2007 as compared to the same period in 2006. The increase in expense was primarily due to an increase in commission and compensation expenses of $3.6 million, stock-based and other incentive compensation of $1.1 million and increased training and other marketing related expenses of $1.0 million for the nine months ended September 30, 2007.

General and Administrative Expenses
     General and administrative expenses relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses.

	Three Months Ended
	September 30,	September 30,	Increase	Percentage
	2007	2006	(Decrease)	Decrease
	(In thousands, except percentages)
General and administrative expenses	$29,223	$29,993	$(770)	(3)%
General and administrative expenses as a percentage of service revenues	21%	28%	(7)

	Nine Months Ended
	September 30,	September 30,	Increase	Percentage
	2007	2006	(Decrease)	Increase
	(In thousands, except percentages)
General and administrative expenses	$90,168	$77,552	$12,616	16%
General and administrative expenses as a percentage of service revenues	23%	27%	(4)
     General and administrative expenses decreased $0.8 million for the three months ended September 30, 2007 as compared to the same period in 2006, and decreased as a percentage of service revenues over the same period. An increase in expense of $2.1 million for the three months ended September 30, 2007 was due to an increase in headcount and related compensation expense to support the Company’s growth. The average general and administrative headcount for the three months ended September 30, 2007 was 785 compared to an average of 551 for the three months ended September 30, 2006. An increase in depreciation expense of $1.7 million for the three months ended September 30, 2007 was due to the addition of new software licenses as well as additions for leasehold improvement for new office facilities. These increases were offset by a decrease of $3.9 million in expenses related to the Company’s restatement effort. General and administrative expenses for the three months ended September 30, 2007 and 2006 include approximately $115,000 of foreign exchange losses and approximately $82,000 of foreign exchange gains, respectively.
     General and administrative expenses increased by $12.6 million for the nine months ended September 30, 2007 as compared to the same period in 2006, but decreased as a percentage of service revenues over the same period. Expenses associated with the Company’s restatement effort in the nine months ended September 30, 2007 were responsible for $2.6 million of the increase. An increase in expense of $5.1 million for the nine months ended September 30, 2007 was due to an increase in headcount and related compensation expense to support the Company’s growth. The average general and administrative headcount for the nine months ended September 30, 2007 was 777 compared to an average of 538 for the nine months ended September 30, 2006. An increase of $1.6 million for the nine months ended September 30, 2007 was due to an increase in stock based compensation expense. General and administrative expenses for the nine months ended September 30, 2007 and 2006 include approximately $1.2 million of foreign exchange losses and approximately $875,000 of foreign exchange gains, respectively. General and administrative expenses for the nine months ended September 30, 2007 and 2006 include a recovery of allowance for doubtful accounts of approximately $0.1 million and a provision for doubtful accounts of $1.6 million, respectively.
     The decrease in general and administrative expenses for the three and nine months ended September 30, 2007 as a percentage of service revenues is a result of lower personnel costs per person associated with the increased mix of India-based general and administration personnel. As of September 30, 2007, we had 779 general and administrative people of which 530, or 68% were India-based. By comparison, as of September 30, 2006, we employed 546 people of which 356, or 65% were India-based.
Restructuring and Other Related Charges
2006 — Restructure Event
     During the first quarter of 2006, we initiated a restructuring plan in the United Kingdom to better position us to capitalize on market opportunities. As a result, 28 employees were terminated and we recorded $332,000 and $240,000 in restructuring and other related charges for severance and termination benefits in the first and second quarters of 2006, respectively, in accordance with SFAS Statement No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 146, Accounting for Costs Associated with Exit of Disposal Activities. These charges were recorded in the Europe segment in our Results by Operating Segment. The Company paid approximately $572,000 during 2006. As of December 31, 2006, there was no remaining accrual amount related to this restructuring event.
2005 — Restructure Event
     During the fourth quarter of 2005, we initiated a restructuring plan to streamline general and administrative (“G&A”) activities. This initiative included the transfer of certain finance, human resources, and internal IT functions to India and resulted in the reduction of 28 employees and charges of approximately $730,000 cumulative for the 2005 plan to restructuring and other related charges, for severance, termination benefits and stay-bonuses in accordance with SFAS No. 112 and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges were not recorded to a segment because they impacted an area of the business that supports all business units, but is included in ‘Reconciling items’ in the Results by Operating Segment. We paid approximately $505,000 through the end of 2006 and paid approximately $225,000 in the nine months ended September 30, 2007. The following table shows activity during the nine months ended September 30, 2007 related to this restructure event:

Workforce
(In thousands)
Balance, December 31, 2006	$225
Cash utilized	(225)

Balance, September 30, 2007	$—

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
     During the three and nine months ended September 30, 2007, we recorded a net benefit to restructuring and other related charges of approximately $35,000 and $204,000 respectively, primarily related to an increase in sub-lease income associated with the previously restructured facilities. During the three and nine months ended September 30, 2006, the Company recorded restructuring charges of approximately $146,000 and $423,000 respectively, primarily due to changes in assumptions associated with the Company’s various restructured locations. We have not finalized sublease agreements for all leases and is currently involved in negotiations to sublease vacant spaces. The following table shows activity during the nine months ended September 30, 2007 related to this restructure event:

Facilities
(In thousands)
Balance, December 31, 2006	$15,383
Adjustment	(204)
Non-cash, utilized	(53)
Cash utilized	(2,834)

Balance, September 30, 2007	$12,292

     The total remaining accrued restructuring for all events is $12.3 million at September 30, 2007, of which the cash outlay over the next 12 months is expected to be $3.7 million, and the remainder will be paid through 2011.
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
Amortization of Intangible Assets
     During the third quarter of 2007, amortization of intangible assets consisted of amortization of intangible assets related to: non-compete and non-solicitation agreements and customer list related to the 2006 Planning Group International (“PGI”) acquisition, SAP license agreement and customer list relating to the 2005 Business Information Solutions, LLC (“BIS”) acquisition. Amortization expense related to intangible assets was $487,000 and $842,000 for the three months ended September 30, 2007 and 2006, respectively, and $1.6 million and $2.7 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease in amortization expense was due to backlog related to the PGI acquisition which became fully amortized in the fourth quarter of 2006.
Interest and Other Income, Net
     Interest and other income are derived primarily from investments in U.S. government securities, tax-exempt, short-term municipal bonds and commercial paper.

	Three Months Ended
	September 30,	September 30,		Percentage
	2007	2006	Increase	Increase
	(In thousands, except percentages)
Interest and other income, net	$1,596	$1,180	$416	35%

	Nine Months Ended
	September 30,	September 30,	Increase	Percentage
	2007	2006	(Decrease)	Decrease
	(In thousands, except percentages)
Interest and other income, net	$4,115	$4,719	$(604)	(13%)

     The increase for the three months ended September 30, 2007 as compared to the same period in 2006 was primarily related to an increase in interest income due to a higher average cash balances on hand. The decrease for the nine months ended September 30, 2007 as compared to the same period in 2006 was primarily due to the decrease in other income. During the three and nine months ended September 30, 2006, interest and other income included approximately $127,000  and $1.7 million of insurance proceeds, respectively. Other income included business interruption proceeds of approximately $394,000 in the first quarter of 2006 and $283,000 in the second quarter of 2006. These amounts were received in connection with a fire that occurred in our Gurgaon, India office during the first quarter of 2005. The fire did not have a material effect on our business or in our ability to serve our clients. The decrease in other income was partially offset by an increase in interest income. Interest income has increased as a result of improved interest rates.
Provision for Income Taxes
     We have deferred tax assets which have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, current and enacted tax legislation and other temporary differences between book and tax accounting, to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2001, 2002 and 2003, and uncertainty as to the extent and timing of profitability in future periods, we have recorded a full valuation allowance as of September 30, 2007 relating to our deferred tax assets in the United States. Having assessed the ability to realize the deferred tax assets in certain foreign jurisdictions, we believe that future taxable income will be sufficient to realize the benefit of the deferred tax assets in Canada, the United Kingdom, and Germany. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of our United States deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made.
     Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions. For the nine months ended September 30, 2007 and 2006, the Company recorded an income tax provision related to continuing operations of approximately $5.9 million and $1.4 million, respectively. Included in the tax provision for the three months ended September 30, 2007 is a deferred tax asset adjustment of approximately $0.9 million that has been recorded as a result of enacted tax rate changes in Germany and the United Kingdom. The Company’s income tax provision related to continuing operations is primarily related to foreign, federal alternative minimum tax and state obligations. Our forecasted 2007 annual effective tax rate is greater than the US statutory income tax rate due to profitability in foreign jurisdictions and US losses that do not benefit our rate due to the current full valuation allowance against the US deferred tax assets.
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
     Beginning in the first quarter of 2006, we do not allocate certain marketing and general and administrative expenses to our operating segments because these activities are managed separately from the business units. We do allocate certain marketing and general and administrative expenses to our Government Services business unit as these activities are managed within the business unit. We did not allocate the costs associated with our restructuring events across our operating segments for internal measurement purposes, given that the substantial majority of the restructuring costs were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. We did allocate the workforce reduction costs of $572,000 for the nine months ended September 30, 2006 associated with the United Kingdom’s 2006 restructuring plan due to the specific identification of the terminated employees to the Europe business unit. Management does not allocate stock-based compensation to the segments for the review of results for the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM and, therefore, we have not disclosed asset information for each operating segment.
     The tables below present the service revenues and income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change attributable to these operating segments for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Service Revenues:
North America	$92,183	$74,975	$258,856	$203,583
Government Services	5,662	4,052	17,146	12,885
Europe	43,745	27,897	115,477	75,553

Consolidated total	$141,590	$106,924	$391,479	$292,021

Income (Loss) From Continuing Operations:
North America (1)	$20,314	$19,141	$62,046	$55,587
Government Services (1)	434	980	4,507	2,280
Europe (1)	12,857	8,609	31,813	18,028

Total reportable segments (1)	33,605	28,730	98,366	75,895
Less reconciling items (2)	(25,452)	(30,129)	(86,382)	(74,840)

Consolidated income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change
	$8,153	$(1,399)	$11,984	$1,055

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Centrally managed functions (a)	$21,663	$23,591	$67,696	$61,582
Restructuring and other related charges (benefits)	(35)	187	(204)	763
Amortization of purchased intangible assets	487	842	1,552	2,722
Stock-based compensation expense	4,448	2,868	13,303	8,427
Interest and other income, net	(1,596)	(1,180)	(4,115)	(4,719)
Unallocated expenses (b)	485	3,821	8,150	6,065

	$25,452	$30,129	$86,382	$74,840

(a)	Includes marketing, general and administrative and support costs controlled separately from operating segments.

(b)	Includes costs controlled directly by corporate headquarters.
Service Revenues by Operating Segments
     Consolidated service revenues for the third quarter of 2007 compared to the third quarter of 2006 increased 32% in U.S. dollars and 29% in local currency terms. Service revenues for our North America operating segment increased 23% for the third quarter of 2007 as compared to the third quarter of 2006. Service revenues for our Europe operating segment increased 57%, or 46% in local currency, for the third quarter of 2007 as compared to the third quarter of 2006. The increases in both operating segments are a result of organic growth, as we continue to experience strong demand in both marketplaces. Service revenues for our Government Services operating segment increased 40% in the third quarter of 2007 as compared to the third quarter of 2006.
     Consolidated service revenues for the nine months ended September 30, 2007, compared to the same period of 2006, increased 34% in U.S. dollars and 31% in local currency terms. Service revenues for our North America operating segment increased 27% for the nine months ended September 30, 2007 as compared to the same period of 2006. Service revenues for our Europe operating segment increased 53%, or 41% in local currency, for the nine months ended September 30, 2007 as compared to the same period of 2006. The increases in both operating segments are a result of organic growth, as we continue to experience strong demand in both marketplaces. Service revenues for our Government Services operating segment increased 33% for the nine months ended September 30, 2007 as compared to the same period of 2006.
Operating Income by Operating Segments

     Our North America operating segment experienced an increase in operating profit of $1.2 million, or 6%, in the third quarter of 2007 as compared to the third quarter of 2006. Our Europe operating segment experienced an increase in operating profit of $4.2 million, or 49%, in the third quarter of 2007 as compared to the third quarter of 2006. Our Government Services operating segment experienced a decrease in operating profit of $0.5 million in the third quarter of 2007 as compared to the third quarter of 2006.
     Our North America operating segment experienced an increase in operating profit of $6.5 million, or 12%, in the nine months ended September 30, 2007 as compared to the same period of 2006. Our Europe operating segment experienced an increase in operating profit of $13.8 million, or 76%, in the nine months ended September 30, 2007 as compared to the same period of 2006. Our Government Services operating segment experienced an increase in operating profit of $2.2 million in the nine months ended September 30, 2007 as compared to the same period of 2006.
Liquidity and Capital Resources
     We invest our excess cash predominantly in instruments that are highly liquid, investment grade securities. At September 30, 2007, we had approximately $147.4 million in cash, cash equivalents, restricted cash and marketable securities, compared to $128.8 million at December 31, 2006. We have deposited approximately $1.7 million with various banks as collateral for letters of credit and performance bonds and have classified this cash as restricted on our consolidated and condensed balance sheet at September 30, 2007.
     In our Annual Report on the Form 10-K for the year ended December 31, 2006, under the heading Liquidity and Capital Resources, we outlined our contractual obligations. For the nine months ended September 30, 2007, there have been no material changes in our contractual obligations except for those disclosed in footnote 6 relating to the adoption of FIN 48.
        Cash provided by operating activities was $26.6 million for the nine months ended September 30, 2007. This resulted primarily from an increase in accrued compensation of $8.6 million, an increase in deferred revenues of $2.5 million, net income of $6.0 million and non-cash charges of $27.3 million, including depreciation and amortization expense of $12.4 million, stock-based compensation expense of $13.3 million and deferred income taxes of $1.7 million. This was partially offset by an increase in accounts receivable of $6.3 million, an increase in unbilled revenues of $2.1 million, an increase in prepaid expenses and other current assets of $3.8 million, a decrease in accrued restructuring costs of $3.5 million and a decrease in accounts payable of $5.5 million.
     Days sales outstanding (“DSO”) is calculated based on actual three months of total revenue and period end receivables, unbilled and deferred revenue balances. DSO decreased to 62 days for the third quarter of 2007 as compared to 80 days in the second quarter of 2007. Approximately 51% of our services revenue for the third quarter of 2007 was derived from time and materials arrangements as compared to 49% for the third quarter of 2006. Because of the growing trend in revenue generated from time and materials arrangements and the fact that they are billed one month in arrears, we expect our unbilled revenue balance to increase at the end of a fiscal quarter as our service revenues increase. We expect our unbilled revenues to be short-term in nature, with a majority being billed within 90 days.
     Cash provided by investing activities was $4.9 million for the nine months ended September 30, 2007. This was due to $19.9 million of net sales and maturities of marketable securities, $0.4 million of net proceeds related to our sale of HWT and an increase in restricted cash of $0.4 million, partially offset by $15.0 million of purchases of property and equipment and costs of internally developed software and $0.9 million of cash payments related to our BIS acquisition, which included $0.7 million paid to the former owners of BIS related to the earn-out arrangement and a scheduled deferred purchase price payment of $0.2 million.
        Cash provided by financing activities was $2.1 million for the nine months ended September 30, 2007 as a result of proceeds from stock option and purchase plans of $6.0 million, offset by $3.8 million in the repurchase of common stock and principal payments under capital lease obligations of $0.1 million.
     During the fourth quarter, the Company began entering into a number of zero cost currency hedges to partially protect its India Rupee denominated operating expenses against appreciation in the Rupee relative to the US dollar by selling the majority of its right to gains if the Rupee depreciates relative to the US dollar. Appreciation of the Rupee relative to the US dollar could result in payments to the Company that would partially offset income statement currency losses while depreciation of the Rupee relative to the U.S. dollar could result in payments by the Company that would partially offset income statement currency gains. Currently, the Company is entering into 30 day average rate instruments covering a rolling 90 day period with notional amounts of 250 million Rupees per month (approximately $6.5 million USD).
     On November 16, 2004, the Company’s Board of Directors authorized up to $25.0 million in funds for use in the Company’s common stock repurchase program. On February 10, 2006 the Board of Directors authorized an additional $25.0 million in funds for use in such programs. Sapient has announced that it will repurchase shares on the open market or in private transactions from time to time depending on market conditions. Each authorization shall continue for a period of two years from its inception or until it is discontinued by the Board of Directors. The Company repurchased approximately 3.4 million shares of its common stock for an aggregate purchase price of approximately $18.1 million during the nine months ended September 30, 2006. No repurchases were made in the first or second quarter of 2007. In the third quarter of 2007, the Company repurchased approximately 608,000 shares of its common stock for an aggregate purchase price of $3.8 million. The first $25.0 million of authorized funds had been used in its entirety prior to its expiration. As of September 30, 2007, $10.5 million remained available for repurchase under the buy back plan authorized on February 10, 2006.
     The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims totaling approximately $4.4 million and various administrative audits, each of which have arisen in the ordinary course of our business. The Company has an accrual at September 30, 2007 of approximately $1.3 million related to certain of these items. The Company intends to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has previously accrued. The pending derivative actions do not assert a claim against the Company for specific monetary damages and, accordingly, the amounts described herein are exclusive of any potential future monetary damages that the company may incur as a result of the derivative actions.
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
     Changes in future minimum rental commitments under non-cancelable operating leases in the nine months ended September 30, 2007 were not material.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We face exposure to adverse movements in foreign currency exchange rates, because a significant portion of our revenues, expenses, assets, and liabilities are denominated in currencies other than the U.S. dollar, primarily the British pound, the Euro, the Indian rupee and the Canadian dollar. This exposure may change over time as business practices evolve. As of September 30, 2007, we do not hold any derivative contracts that hedge our foreign currency risk. In October of 2007, the Company began to enter into derivative contracts designated as economic hedges of our exposure to near term movements in the Indian Rupee.

For additional quantitative and qualitative disclosures about market risk affecting Sapient, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of September 30, 2007, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our evaluation has identified the following material weakness in our internal control over financial reporting, as fully described in our Annual Report on Form 10-K for the year ended December 31, 2006. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement to the annual or interim financial statements will not be prevented or detected.
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
     Based on the evaluation of this material weakness, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2007 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Plan for Remediation of the Material Weakness in Internal Control Over Financial Reporting
     During the second half of 2006 and the nine months ended September 30, 2007, we have been adding members to our accounting and finance staff and implementing additional review procedures in our financial statement close processes to address these issues. While the impact of these enhancements to the internal control over financial reporting were positive, management’s assessment of our internal control over financial reporting for 2006 and the first three quarters of 2007 indicated that additional resources, training, and experience were necessary for certain of these controls to operate effectively.
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
Changes in Internal Control Over Financial Reporting
     No changes in our internal control over financial reporting occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
          On August 17, 2006 a derivative action, captioned as Alex Fedoroff, Derivatively on Behalf of Nominal Defendant Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Susan D. Johnson, et al. , was filed in the Superior Court for Middlesex County, Massachusetts, against Sapient as a nominal defendant and sixteen of Sapient’s current and former directors and officers. On August 31, 2006, a nearly identical complaint, captioned as Jerry Hamilton, Derivatively on Behalf of Nominal Defendant Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Susan D. Johnson, et al., was filed in the same court by a different Company shareholder. Both plaintiffs claimed breaches of fiduciary duty by all defendants for allegedly backdating stock options between 1997 and 2002. The Plaintiffs also claimed that some of the defendants were unjustly enriched by receipt of purportedly backdated stock options, and seek unspecified damages, disgorgement of “backdated” stock options and any proceeds received from the exercise and sale of any “backdated” options, costs and attorneys’ fees.
          On October 13, 2006, the Superior Court for Middlesex County, Massachusetts, entered an order consolidating the foregoing derivative actions under the caption In re Sapient Corporation Derivative Litigation. On February 20, 2007, the consolidated complaint was transferred into the Business Litigation Session of the Suffolk Superior Court, Massachusetts under docket number 07-0629 BLS1. On April 25, 2007, the defendants filed a motion to dismiss, which was heard by the Court on May 23, 2007. The case was dismissed on October 30, 2007 and the court further denied the plaintiffs an opportunity to refile a similar claim.
          On October 27, 2006 and October 31, 2006, three additional shareholder derivative actions were filed in the United States District Court for the District of Massachusetts; Mike Lane, Derivatively on Behalf of Sapient Corporation v. J. Stuart Moore, Jerry A. Greenberg, Sheeroy D. Desai , et al. and Sapient Corporation; Marc Doyle, Derivatively on Behalf of Sapient Corporation v. J. Stuart Moore, Jerry A. Greenberg, Sheeroy D. Desai, et al. and Sapient Corporation; and Laurence Halaska, Derivatively on Behalf of Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Scott J. Krenz, et al. and Sapient Corporation. The federal derivative actions are substantially similar to the state derivative actions, except that federal derivative actions assert violations of Sarbanes-Oxley and violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act. On June 21, 2007, the United States District Court for the District of Massachusetts entered an order consolidating the foregoing derivative actions under the caption In re Sapient Corporation Derivative Litigation. On July 21, 2007, the plaintiffs filed an amended complaint, adding five current and former Sapient officers. The defendants filed a motion to dismiss on August 20, 2007, which will be scheduled to be heard by the Court in late 2007 or early 2008.
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

Our business, financial condition and results of operations may be materially impacted by economic conditions and related fluctuations in customer demand for marketing, business, technology and other consulting services.
     The market for our consulting services and the technologies used in our solutions historically have tended to fluctuate with economic cycles — particularly those cycles in the United States and Europe, where we earn the majority of our revenues. During economic cycles in which many companies are experiencing financial difficulties or uncertainty, clients and potential clients may cancel or delay spending on marketing, technology and other business initiatives. Military actions in Iraq and elsewhere, global terrorism, natural disasters and political unrest are among the factors that may adversely impact regional and global economic conditions and, concomitantly, client investments in our services. Although economic conditions in our industry have been improving in recent years, a sudden or gradual downturn in these conditions may cause large companies to cancel or delay consulting initiatives for which they have engaged us. Further, if the rate of cancellations or delays significantly increases, our business, financial condition and results of operations could be materially and adversely impacted.
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
     We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international revenues were $54.5 million for the three months ended September 30, 2007 and $141.1 million for the nine months ended September 30, 2007. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues and receivables, purchases, payroll and investments. We also have a significant amount of foreign currency net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk, because we frequently incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. While we have entered into foreign currency forward contracts to hedge certain transaction and translation exposures in major currencies, and may in the future enter into foreign currency exchanges swaps and purchases as well as sales of foreign currency options, we will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge foreign currencies.
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
     Some of our contracts can be canceled by the client with limited advance notice and without significant penalty. A client’s termination of a contract for our services could result in a loss of expected revenues and additional expenses for staff that were allocated to that client’s project. We could be required to maintain underutilized employees who were assigned to the terminated contract. The unexpected cancellation or significant reduction in the scope of any of our large projects, or client termination of one or more recurring revenue contracts (see definition of “recurring revenues” in Part 1, Item 2, above), could have a material adverse effect on our business, financial condition and results of operations.
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
     Jerry A. Greenberg, our former Co-Chairman of the Board and Chief Executive Officer of the Company and J. Stuart Moore, our former Chairman of the Board and Chief Executive Officer and current member of our Board of Directors, own, in the aggregate, approximately 30% of our outstanding common stock. As a result, they have the ability to substantially influence and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.
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
     The anticipated benefits from any acquisitions or joint ventures that we may undertake might not be achieved. For example, if we acquire a company, we cannot be certain that clients of the acquired business will continue to conduct business with us, or that employees of the acquired business will continue their employment or integrate successfully into our operations and culture. The identification, consummation and integration of acquisitions and joint ventures require substantial attention from management. The diversion of management’s attention, as well as any difficulties encountered in the integration process, could have an adverse impact on our business, financial condition and results of operations. Further, we may incur significant expenses in completing any such acquisitions, and we may assume significant liabilities, some of which may be unknown at the time of such acquisition. We note, in particular, our ongoing efforts to integrate and assimilate our acquisition of PGI in early 2006. Failure to complete this initiative in a timely and efficient manner may adversely impact our business, financial condition and results of operations.
If we do not effectively improve our operational and financial processes and systems, our ability to achieve efficiencies and cost savings may be delayed and our results of operations may be adversely impacted.
     To streamline our general and administrative infrastructure and costs as a percentage of revenue and ensure that the Company can appropriately scale as our business expands, in early 2006 we began redesigning many operational processes as well as transitioned certain internal, non-billable roles to our India office, the activities of which principally relate to finance, human resources and certain IT functions. If we do not timely, efficiently and effectively upgrade or replace systems, and continue to redesign processes as our business requires, we may be unable to support our growth effectively, realize cost savings as quickly as expected or maintain effective internal controls over financial reporting, which could cause a decline in the quality of our services and adversely impact our results of operations. In fact, as indicated in Part 1, Item 4 of this Quarterly Report, the transition of several finance functions to our offices in India is a principal reason that management is reporting the existence of a material weakness in the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table includes information with respect to repurchases we made of our common stock during the three-month period ended September 30, 2007 (in thousands except per share price):

			Total Number of Shares	Maximum Number (or
			(or Units) Purchased as	Approximate Dollar Value) of
	Total Number of		Part of Publicly	Shares (or Units) that may Yet
	Shares (or units)	Average Price Paid	Announced Plans or	be Purchased Under the
Period	Purchased	per Share (or Unit)	Programs	Plans or Programs (1)
July 1, 2007 - July 31, 2007	—	$—	6,446	$14,300
August 1, 2007 - August 31, 2007	246	$6.09	6,692	$12,800
September 1, 2007 - September 30, 2007	362	$6.27	7,054	$10,500
(1)  On November 16, 2004, the Company’s Board of Directors authorized up to $25.0 million in funds for use in the Company’s common stock repurchase program. On February 10, 2006 the Board of Directors authorized an additional $25.0 million in funds for use in such programs. As of September 30, 2007, $10.5 million remained available for repurchase under the buy back plan.
Item 4.   Submission of Matters to a Vote of Security Holders
     At the Company’s Annual Meeting of Stockholders held on August 16, 2007, the following proposals were adopted by the votes specified below:
     1. The election of James M. Benson, Hermann Buerger, Jeffrey M. Cunningham, Darius W. Gaskins, Jr., Alan J. Herrick, Gary S. McKissock, J. Stuart Moore and Bruce D. Parker as Directors to serve until the 2008 Annual Meeting of Stockholders. The vote totals for the Director Nominees were as follows:

Name	Votes For	Votes Withheld
James M. Benson	104,602,853	8,833,651
Hermann Buerger	109,301,022	4,135,482
Jeffrey M. Cunningham	84,645,287	28,791,217
Darius W. Gaskins, Jr.	74,030,211	39,406,293
Alan J. Herrick	109,551,928	3,884,576
Gary S. McKissock	84,628,035	28,808,469
J. Stuart Moore	109,429,690	4,006,814
Bruce D. Parker	73,533,633	39,902,871

     2. The approval of an amendment to the Company’s 1998 Stock Incentive Plan. For this proposal, 64,358,554 shares of common stock voted in favor, 31,127,508 shares of common stock voted against, 45,174 shares of common stock abstained, and 17,905,268 broker non-votes were received.
     3. The ratification of the selection of PricewaterhouseCoopers LLP as independent auditors of the Company. For this proposal, 113,047,275 shares of common stock voted in favor, 377,484 shares of common stock voted against, and 11,744 shares of common stock abstained.

SAPIENT CORPORATION
PART II. OTHER INFORMATION
Item 6. Exhibits

3.1(1)	Second Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

10.1	Alan J. Herrick Employment Agreement

10.2	Form of Restricted Stock Units Agreement for annual grants to reelected members of the Board of Directors

10.3	Form of Restricted Stock Units Agreement for initial grant to newly appointed members of the Board of Directors

10.4	Form of Restricted Stock Units Agreement for employees

10.5	Amendment to Sapient Corporation 1998 Stock Incentive Plan

31.1	Certification of Alan J. Herrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Alan J. Herrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Form 10-Q for the three months ended September 30, 2004 (File No. 000-28074) and incorporated herein by reference.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Alan J. Herrick	President and Chief Executive Officer	November 8, 2007
Alan J. Herrick	(Principal Executive Officer)

/s/ Joseph S. Tibbetts, Jr.	Chief Financial Officer	November 8, 2007
Joseph S. Tibbetts, Jr.	(Principal Financial Officer)