Form 10-K
period 2007-12-31
SAPIENT CORP
filed 2008-02-29
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-28074

Sapient Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3130648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 First Street, Cambridge, MA	02141
(Address of principal executive offices)	(Zip Code)

617-621-0200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 per value per share	The Nasdaq Stock Market, LLC.

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $755 million based on the closing sale price as reported on the Nasdaq Global Select Market. Solely for purposes of the foregoing calculation, “affiliates” are deemed to consist of each officer and director of the registrant, and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2008

Common Stock, $0.01 par value per share	126,534,997 shares

SAPIENT CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2007

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

General

Sapient Corporation (“Sapient” or the “Company”), a global services firm, helps clients compete, evolve and grow in an increasingly complex marketplace. We market our services through two primary areas of focus — Sapient Interactive and Sapient Consulting — positioned at the intersection of marketing, business and technology. Sapient Interactive, the world’s second largest interactive marketing agency, provides brand and marketing strategy, creative work, web design and development and emerging media expertise. Sapient Consulting provides business and information technology (“IT”) strategy, process and system design, program management, custom development and package implementation, systems integration and outsourced services, including testing, maintenance and support. Unless the context otherwise requires, references in this Annual Report to “Sapient,” the “company,” “we,” “us” or “our” refer to Sapient Corporation and its subsidiaries.

Founded in 1990 and incorporated in Delaware in 1991, Sapient maintains a strong global presence with offices and 6,217 worldwide employees in the United States, Canada, the United Kingdom, Germany, the Netherlands, Switzerland, Sweden and India. Our headquarters and executive offices are located at 25 First Street, Cambridge, Massachusetts 02141, and our telephone number is (617) 621-0200. Our stock trades on the Nasdaq Global Select Market under the symbol “SAPE.” Our Internet address is http://www.sapient.com. Material contained on our website is not incorporated by reference into this Annual Report.

Our clients consist of leading Global 2000 and other companies within the following industries in which we have extensive expertise (our “Representative Industries”): technology, communications, energy and utilities, financial services, media and entertainment, automotive, transportation, health care and life sciences, education, consumer/retail products, travel and hospitality. We also provide services to federal, state and local government clients within the U.S. and to provincial and other governmental entities in Canada and Europe.

We manage and measure our business geographically through three business units. In North America, we operate our North America and Government Services business units. We deliver services in the United Kingdom, Germany, the Netherlands, Sweden, Switzerland and India through our Europe business unit. Each business unit includes consultants based locally as well as in our India offices. Within each business unit, we focus our sales and delivery efforts on clients within our Representative Industries. Through this global, Representative Industries focus, we have developed an extensive understanding of our clients’ markets and can effectively address the market dynamics and business opportunities that our clients face. This understanding further enables us to identify and focus on critical areas to help our clients grow, perform, and innovate. Further information about our operating segments is located in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 in the Notes to Consolidated Financial Statements included in this Annual Report. For a presentation of the financial information about the geographic areas in which we conduct our business, please see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 in the Notes to Consolidated Financial Statements included in this Annual Report. The principal risks and uncertainties facing our business, operations and financial condition are discussed in Part I, Item 1A in this Annual Report.

Integral to our service capabilities is our Global Distributed Delivery (“GDD”) model, which enables us to perform services on a continuous basis, through client teams located in North America, Europe and India. Our GDD model involves a single, coordinated effort between development teams in a remote location (typically highly skilled business, technology, and creative specialists in our Delhi, Bangalore, and Noida India offices) and development and client teams in North America or Europe. To work effectively in this globally distributed environment, we have built extensive expertise and processes in managing business specifications and project management issues between the various development teams that are necessary to enable continuous project work. Through our GDD model, we believe that we deliver greater value to our clients at a competitive cost and in an accelerated timeframe. In addition to solution design and implementation, most of our long-term engagement and outsourcing relationships leverage our longstanding GDD execution model.

We derive “Recurring Revenues” from several client relationships. Recurring Revenues are revenue commitments of one year or more in which our client has committed spending levels to Sapient, or chosen us as an exclusive provider of certain services. In 2007, Recurring Revenues represented 44% of our global services revenues, compared to Recurring Revenues in 2006 of 33%. Additionally, in 2007 our five largest clients accounted for approximately 26% of our revenues in the aggregate, and one client, Sprint Nextel, accounted for 10% of our revenues. In 2006 our five largest clients accounted for approximately 25% of our revenues in the aggregate, and one client, Sprint Nextel, accounting for more than 10% of our revenues.

We provide our services under both fixed-price and time and materials contracts. We price our work based on established rates that vary according to our consultants’ experience levels, roles and geographic locations.

Our time and materials contracts include arrangements in which we perform services based on an estimated fee range or in which we cap our total fees. Under these circumstances, we assume the risk that we have correctly estimated the timeframe and level of effort required to complete any deliverables.

In fixed-price contracts, we similarly assume the risk of estimating correctly the scope of work and required resources. To mitigate these risks, we undertake rigorous project management throughout an engagement to ensure we deliver the project on time and on budget. However, we may recognize losses or lower profitability on capped arrangements or fixed-price contracts if we do not successfully manage the foregoing risks. These risks are magnified with respect to large projects (which are increasingly part of our business) and multi-staged projects in which we perform our scope and labor estimates, and fix the total project price from inception through implementation, at an early stage of an engagement.

Our Competitive Advantages

We believe that the following competitive differentiators enable our clients to derive substantial benefits from our services:

•	We are driven to make a difference — impact. We are passionate about making a difference and fundamentally impacting the manner in which companies and industries operate. We help our clients achieve success at nearly three times better than the industry average, which reflects our passion and commitment to providing superior returns for our clients.[1]

•	We are committed to our clients’ success. We define our success by our clients’ success and the value that our clients achieve from the services we deliver. We create and sustain business innovation for our clients through an unwavering commitment to our clients’ success. We have established, and pride ourselves on, a reputation of “doing whatever it takes” to meet our clients’ objectives. Our client feedback reveals that we consistently exceed expectations in key areas, including business value derived and overall experience.

•	We deliver the right results on-time and on-budget. Our clients value us for delivering the right industry expertise and technologies to solve their most complex business problems and creating solutions that achieve high adoption by end users and substantial business value. Throughout our history, we have developed a formidable legacy of delivering client solutions on-time and on-budget, with the right business results. Our project teams bring a fixed price mentality to every engagement. This on-time, on-budget legacy helps clients avoid the lost business value that frequently occurs as a result of projects never being completed, finishing late or over budget, or lacking promised capabilities.

•	We offer a unique combination of creativity and discipline. We have accumulated valuable assets and expertise that enable us to produce innovative and smart solutions for our clients. We continuously challenge ourselves and our clients to innovate through breakthrough ideas, and to exercise the discipline necessary to implement those ideas rapidly and efficiently.

1  “Nearly three times the industry average” is Sapient’s track record for delivering the right requirements on time and on budget as compared to an industry benchmark that an independent third party research firm, The Standish Group, creates and measures.

•	We are great to work with. Creating and maintaining outstanding relationships with our clients is fundamental to our success. Our excellent client relationships derive from involving clients deeply in the projects and solutions we deliver for them, establishing and maintaining a high degree of trust, our forthright and direct approach to client interactions, our constant focus on doing the right thing for the client, and our strength in making the overall experience in working with Sapient positive and enriching. In fact, from our 2007 client feedback survey results, 98% of our clients that responded stated they enjoyed the experience of working with us and 97% said they would recommend us to another person or organization.

Acquisitions

In the past few years we have acquired businesses to enhance or complement our service offerings.

On June 1, 2005, we acquired Business Information Solutions, LLC (“BIS”), which enhanced our SAP-related professional services, specializing in business intelligence solutions. This acquisition, from which we have formed our SAP practice, greatly enhanced our SAP and business intelligence know-how and skills, and increased our opportunities within the rapidly growing SAP services market. We believe our clients will benefit from our expertise and thought leadership concerning the latest SAP products and solutions, including Business Information Warehouse, Strategic Enterprise Management, data analytics, NetWeaver, other “New Dimension” products and energy specific solutions. This expertise, combined with our GDD model and methodology, enables clients to realize superior returns from their investments in SAP. Additionally, the acquisition enables us to offer a much broader variety of value-added ERP integration, upgrade and maintenance services related to SAP products and SAP’s NetWeaver platform.

On January 3, 2006, we acquired Planning Group International, Inc. (“PGI”), which facilitated our service offerings in online, offline and multi-channel marketing strategies and programs. Through this acquisition, we enhanced our strengths in advertising, digital and direct marketing, brand development, data mining, customer acquisition and loyalty, paid search, and media planning and buying strategies and services. Additionally, the acquisition of PGI enabled us to provide our clients a clear understanding of the effectiveness of their media spend using BridgeTrack®, a proprietary advertising campaign tracking and measurement software application that generates real-time reporting and optimization of advertising campaigns across multiple media channels. We believe that our combination with PGI expands our opportunities to help our clients exploit the possibilities created by the rapid evolution of media, advertising, and technology and derive measurable value from their marketing investments.

Our Services

Sapient Interactive

Sapient Interactive provides brand and marketing strategy, award-winning creative work, web design and development and emerging media expertise to solve our clients’ most challenging business problems. We integrate creative marketing concepts with technology tools and platforms designed to generate new customers and increase customer demand, create profitable customer relationships and build brand awareness and loyalty. Sapient Interactive services consist of interactive (i.e., online or internet-based) marketing and creative services; website and interactive development; media planning and buying; strategic planning and marketing analytics; and marketing technologies.

Interactive Marketing & Creative Services

We conceive, develop and execute creative work that promotes our clients’ brands and puts them “top of mind” for their consumers. Through our interactive marketing and creative services practice, we deliver creative services consisting of:

•	visual concept, design and implementation via multiple interactive media;

•	brand building and direct response programs; audience segmentation and profiling strategies;

•	customer loyalty strategies;

•	customer relationship strategy and implementation;

•	customer lead generation and management; and

•	integrated advertising campaigns.

Our strategic and creative capabilities span the entire spectrum of interactive media and include paid and natural search advertising; targeted email advertising campaigns; third party banner advertisement campaigns; and viral marketing initiatives.

Web & Interactive Development

We conceive, develop and implement world class, award-winning websites for our clients. Our services within our web and interactive development practice include content management and technology development and implementation; quality assurance testing; user research and testing; user interface design and development; site design and development; and custom application development.

Media Planning & Buying

In addition to conceiving, developing and executing marketing strategies, we help our clients design and implement media and customer channel planning and buying strategies. We provide strategic media advertising services in which we purchase and arrange for placement of our clients’ advertisements in online media. Our media planning and buying services include media strategy development; website search engine marketing; email marketing; online advertising; viral and social media; emerging channels (e.g., online video, mobile technologies, social networking); gaming (placing advertisements in online games and creating “advergames”); real-time reporting and optimizing of the success of campaigns; and integration of our customers’ media spending strategy with their other public relations initiatives.

Strategic Planning & Marketing Analytics

We provide our clients a broad array of strategic planning services that are intended to maximize our clients’ returns on their marketing initiatives investments. We combine our deep business and technology expertise to analyze how products, brands and consumers interact and the role that current and emerging technologies play in this relationship. Additionally, we apply substantial expertise in marketing analytics to collect, analyze and report on online consumer behavior, and assist our customers to develop successful online marketing strategies and campaigns. Our array of strategic planning and marketing analytics services includes brand strategy development; consumer and market research (primary and secondary); advertising message content and medium strategy development; internet and blogosphere analytics (researching and analyzing what “social” networking websites and blogs say about our clients) and coordination and management of mixed media (e.g., online and print media).

Marketing Technologies

We apply our substantial knowledge and expertise in marketing technologies to help our clients achieve their business goals. We offer our clients BridgeTrack®, a proprietary advertising campaign tracking and measurement software application that enables our customers to measure the effectiveness of an online campaign in real-time — enabling them to improve results at the earliest possible phase of their campaigns and re-allocate marketing dollars across those marketing channels that are generating the best return on investment. BridgeTrack generates real-time reporting and optimization of advertising campaigns across multiple media channels, including advertising via email, website displays/banner ads and internet natural search advertising. Through BridgeTrack, our customers see how consumers react to their online marketing campaigns — whether, for example, consumers ultimately decide to buy the customers’ offerings, even if the consumers make a purchase at a later date. Our marketing technologies services, in addition to BridgeTrack, include e-commerce platform selection and implementation, selection and implementation of advertising campaign management systems, application integration and research and implementation of emerging technologies.

Sapient Consulting

Through Sapient Consulting, we combine deep industry expertise, a proven methodology, tools and expert program management to help our clients achieve outstanding results from their customer relationships, business operations, and IT. We deliver our services to clients across four primary service areas: business & IT strategy; business applications; business intelligence; and outsourcing. Additionally, we specialize in Trading and Risk Management services that help leading capital markets and energy firms improve the performance of their trading operations via a comprehensive set of services and solutions. We provide these services for both long and short-term consulting projects.

Business & IT Strategy

We devise business and IT strategies that improve our clients’ competitive position and performance, as well as the value they realize from their IT portfolio. We apply our substantial expertise in diverse technologies and our understanding of each client’s business issues to achieve breakthrough thinking that aligns, and creates a roadmap for the achievement of, the client’s business objectives. Further, we typically can, within six to twelve weeks, redefine our clients’ supporting organizational and business processes and develop a plan to achieve an optimal portfolio of IT applications for our clients to deploy in their businesses. Our primary areas of expertise within our Business and IT Strategy practice are:

•	Business-process consulting

•	E-business & web strategy

•	IT governance & advisory services

•	IT strategy for SAP

•	Program management office

Additionally, under our proven, results-focused Business Applications Planning (“BAP”) service, we help our clients measure, manage, and maximize the value IT brings to their businesses. A service within our comprehensive portfolio of IT strategy, planning, and management services, BAP aligns our clients’ software application assets and initiatives with business objectives; defines a multi-year road map for [application portfolio] management; establishes a repeatable prioritization and governance process; and creates [organizational alignment] and clear, practical, and actionable steps to enable our clients to realize their IT planning goals. Further, we apply our “Application Portfolio Value Insight Framework” to help our clients gain visibility into the tangible and intangible value provided by their business applications and make informed IT investment decisions.

Our Rapid Enterprise Architecture Planning (REAP) approach also helps our clients align their business and IT strategies and goals to meet their current and future IT needs. Through REAP, we facilitate stakeholder interactions and discovery techniques within our clients to generate consensus, align IT strategies with business objectives, and design clear, actionable “best practice” roadmaps to an effective enterprise-wide IT architecture. Our REAP approach helps our clients negotiate the pitfalls of their current enterprise IT investments and build an architecture that maximizes the value IT brings to their organization.

Business Applications

Our substantial industry expertise and understanding of our clients’ customers, partners, competitors and processes enable us to rapidly define user requirements and gain alignment among client executives, chief information officers, chief technology officers and other client decision makers. Additionally, we apply our expertise in business processes, enabling technologies and applications, and user-centered design to create business and technology solutions that achieve substantial returns on our clients’ IT investments. We maintain expertise in both custom software development and working with existing software suites, such as application integration packages, content management and delivery systems, customer relationship management software and order management systems. Our primary areas of expertise are:

•	Business applications

•	Customer relationship solutions

•	Custom & package applications

•	Enterprise resource planning

•	Supply chain solutions

•	Web solutions

We have many years of experience working with technologies that can improve our clients’ businesses, including more than 16 years of experience with client/server and UNIX solutions, more than 15 years of experience integrating package applications with legacy systems, more than 13 years of experience with Internet solutions and more than 11 years of experience with wireless technologies. More recently, we have been an implementer of technologies such as Microsoft.NET, Web Services, SAP, and Business Process Management platforms. We combine this technology expertise with our design skills and our deep understanding of user needs to ensure that our client solutions are effectively adopted by their intended audiences.

Business Intelligence

We understand the complexities associated with converting data into business value. We apply our expertise to align multiple stakeholders across our clients’ organization, cleanse and aggregate data from disparate systems and create data storage and retrieval solutions that optimize our clients’ business intelligence. Our areas of expertise include data warehousing, business intelligence solutions, research and analytics and SAP Business Intelligence solutions.

Our SAP Business Intelligence solutions include a range of services:

Strategic Assessments & Business Case Development.  We investigate our clients’ business intelligence needs, perform fit/gap analyses and determine the type and scope of SAP business intelligence services that will support and improve our clients’ functional needs.

Business Intelligence Pilots.  We implement business intelligence pilots within a subset of our clients’ organizations that enable our clients to test and validate their business intelligence solution concepts. The results of these pilots, in turn, enable client executives to decide, in an efficient and cost effective manner, whether to invest in and sponsor larger scale SAP business intelligence initiatives within their organizations.

Business Intelligence Implementation and Enhancement.  We design, build and implement SAP business intelligence products, including SAP business warehousing, business planning and simulation (BPS), strategic enterprise management-corporate performance management (SEM-CPM), strategic enterprise management-business consolidation systems (SEM-BCS), and mySAP supply chain management/advanced planning optimization (SCM/APO).

SAP Business Intelligence Training.  We provide comprehensive, easy-to-understand, cost-effective training solutions developed from nearly seven years of SAP business intelligence training engagements for end-report users, query developers, and back-end developers.

Business Intelligence Application Outsourcing.  We provide clients with business intelligence application outsourcing services that improve their business performance by maintaining, optimizing, and transforming their critical business intelligence applications.

Outsourcing Services

Through our outsourcing services, we manage our clients’ critical applications, processes, and operations using our GDD model, both for solutions that we develop and for third party systems. Our outsourcing services help our clients realize significant long-term value from their technology investments. A growing percentage of our business consists of multi-year outsourcing contracts with our clients. We have helped many global corporations successfully develop and support large scale, mission-critical applications delivering high-value, cost-effective technology and operational support.

Our expertise includes building and supporting large application portfolios on a wide range of leading technologies and packages:

•	Core Technologies: Java and Microsoft environments, application server platforms and middleware/EAI technologies, databases and connectivity to legacy systems

•	Platforms and Operating Systems: Commonly used platforms such as UNIX and Microsoft Windows family of operating systems, Linux and associated hardware platforms

•	Packages and Application Suites: Capabilities and partnerships with top package providers in content lifecycle management, enterprise resource planning (ERP), customer relationship management (CRM), and supply chain management (SCM), in addition to industry-specific, market-leading package providers such as SAP and Oracle.

Application Maintenance.  Our application maintenance services include helpdesk support (i.e., user inquiries), production support (incident triaging, problem tracking/routing, resolution coordination), ongoing maintenance (bug fixes, upgrades, capacity planning, documentation), adoption (user training, transition and change management), application enhancements and program management (e.g., change management, release planning and communication).

Application Testing.  We offer our clients extensive application testing services. We combine our deep expertise in delivering testing solutions for hundreds of projects globally with our GDD model to help our clients reduce cost by leveraging both onshore and offshore-testing teams to deliver 24-hour test operations; reduce testing lifecycles by decreasing testing errors, test cycles and by increasing automation; increase service levels through rigorous testing-service-level agreements; and deliver outstanding results through integration of our testing services with our clients’ business, development, and infrastructure teams.

Capacity Partnerships.  We provide our clients a global pool of skilled talent to address their IT resource shortages and skill gaps. We strive to become “one team” with our clients to ensure a seamless and efficient delivery of our services, which include performing any IT-related functions that our clients require (e.g., design, development, implementation, maintenance and support). Through our capacity services, our clients gain access to a broader reach of key technology and domain skills not found in internal IT teams; draw upon experts skilled in a wide range of technologies and business practices who are specially trained in approaches and frameworks that promote quality, value and solutions; and engage in Sapient’s joint forecasting and planning partnership models to ensure the availability of precisely the skills required, when they are required.

Offshore Development Center Setup.  Through our offshore development center services, we provide our clients a complete extended offshore “footprint” by performing outsourced IT functions in our offices in India. With more than 4,200 Sapient employees in India, our intelligent staffing models enable us to meet our clients’ demands for offshore services with ease and efficiency.

We view our outsourcing relationships as opportunities to fundamentally impact, grow and innovate our clients’ businesses. Our clients can expect us to deliver high value, fulfill our commitments, keep their business secure, provide new ideas to improve their business, and provide teams that are aligned with their long-term goals.

Alliances

We focus on building the right results for our clients’ businesses. To support that focus, we work very closely with alliance partners to develop industry leading solutions that we can deliver to meet our clients’ needs. We have established global partnerships with industry leaders including IBM, Microsoft, SAP, Google and Oracle and have a skilled knowledge base in their products to help our clients solve their business challenges through technology. Further, we have formed Centers of Excellence, comprising dedicated, globally distributed teams with deep application knowledge and a proven track record in implementing Microsoft, SAP, IBM and Vignette solutions. Through our expert knowledge and commitment to collaboration, we help our clients identify and implement faster the right solutions at lower overall costs.

Our alliances with leading technology and services companies help us rapidly deliver high-performance business and technology solutions. We frequently recommend the use of pre-engineered components from our alliance partners to deliver the rapid business value clients need. Our alliance relationships, and the solutions that we derive from these relationships, are structured in a manner to ensure that we deliver to our clients solutions that will be sustainable and provide long-term value.

We also collaborate with our partners to selectively target specific markets and opportunities to offer quality repeatable solutions, frameworks and components that speed deployment and time-to-value for our customers. Additionally, our alliance partners provide us advance information and access to their product road maps to ensure that our technology solutions are more cost-effective to build and maintain over the long term.

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

The Sapient Approach

Our unique consulting methodology, Sapient Approach, is designed to address the biggest problems that most companies face when pursuing business-enabling technology and other projects: the majority of projects never finish, are completed late or over budget, lack promised capabilities, or contain unused functionality. We employ a collaborative, agile-based delivery approach, in which we develop and release in an iterative manner usable components of a deliverable, thus enabling our clients to review, validate and commence use of work product throughout the life cycle of a project, rather than await the end of the project to realize the project’s full benefits.

While this delivery approach provides clients the most value and return on investment in the shortest possible time period, it also minimizes project risk because discrete pieces of work are tested and accepted throughout the project. By contrast to traditional consulting services methods that require heavy up-front investment in time and effort to define all possible requirements, our agile-based methodology uses actual development to evaluate and improve the design as the project progresses. This means that unnecessary steps or features are identified and eliminated early in the design and implementation process, dramatically reducing overall project cost.

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

Sapient Approach allows for flexibility in selecting the process standardization and continuous improvement models that work best for each client. Our teams regularly incorporate Six Sigma, Capability Maturity Model Integration® (CMMI), International Standards Organization (ISO) and Information Technology Infrastructure Library (ITIL) processes to ensure that appropriate rigor, discipline and accountability are built into each project. By employing these industry-leading techniques, our teams establish an enduring environment of process improvement that enables organizational capabilities essential to sustaining competitive business advantage.

Strategic Context, People and Culture

We have established and continuously promote a strong corporate culture based on our “strategic context” — purpose, core company values, vision, goals and client value proposition — which is critical to our success.

Our unwavering attention to our strategic context has enabled us to adapt and thrive in a fast-changing market, as we strive to build a great company that has a long-lasting impact on the world. Our passion for client success — evidenced by our ability to foster collaboration, drive innovation and solve challenging problems — is the subject of case studies on leadership and organizational behavior used by MBA students at both Harvard and Yale business schools.

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

As of December 31, 2007, we had 6,217 full-time employees, consisting of 5,358 project personnel, 773 general and administration personnel and 86 sales and marketing personnel. None of our employees is subject to a collective bargaining agreement. We believe that we have good relationships with our employees.

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

Competition

The markets for the services we provide are highly competitive. We believe that we compete principally with large systems consulting and implementation firms, offshore outsourcing companies, interactive and traditional marketing agencies and clients’ internal IT departments. To a lesser extent, we compete with boutique consulting firms that maintain specialized skills and/or are geography-based. With respect to our Government Services practice, we both compete and partner with large defense contractors.

We believe that the principal competitive factors in our markets include: ability to solve business problems; ability to provide innovative solutions; expertise and talent with advanced technologies; global scale; expertise in delivering complex projects through teams located in globally distributed geographies; availability of resources; quality and speed of delivery; price of solutions; industry knowledge; technology-enabled marketing expertise; understanding of user experience; and sophisticated project and program management capability.

We believe that we compete favorably when considering these factors and that our ability to deliver business innovation and outstanding value to our clients on time and on budget, our GDD model, and our successful track record in doing so, distinguish us from our competitors.

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

Where to Find More Information

We make our public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, available free of charge at our website, http://www.sapient.com as soon as reasonably practicable after we file such materials with the SEC. We also make available on our website reports filed by our executive officers, directors and holders of more than 10% of our common stock, on Forms 3, 4 and 5 regarding their ownership of our securities. These materials are available in the “Investor Relations” portion of our web site, under the link “SEC Filings,” and on the SEC’s web site, http://www.sec.gov. You may also read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

The market for our consulting services and the technologies used in our solutions historically has tended to fluctuate with economic cycles — particularly those cycles in the United States and Europe, where we earn the majority of our revenues. During economic cycles in which many companies are experiencing financial difficulties or uncertainty, clients and potential clients may cancel or delay spending on marketing, technology and other business initiatives. Military actions in Iraq and elsewhere, global terrorism, natural disasters and political unrest are among the factors that may adversely impact regional and global economic conditions and, concomitantly, client investments in our services. A sudden or gradual downturn in economic conditions may cause large companies to cancel or delay consulting initiatives for which they have engaged us. Additionally, our efforts to down-size, when necessary, in a manner intended to mirror downturned economic conditions could be delayed and costly. Further, if the rate of project cancellations or delays significantly increases, our business, financial condition and results of operations could be materially and adversely impacted.

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

We currently have international offices in the United Kingdom, Germany, the Netherlands, Sweden, India, and Canada. Our international operations are a significant percentage of our total revenues, and our GDD model is a key component of our ability to deliver our services successfully. Our international operations are subject to inherent risks, including:

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

In particular, our GDD model depends heavily on our offices in Delhi, Bangalore and Noida, India. Any escalation in the political or military instability in India or Pakistan or the surrounding countries, or a business interruption resulting from a natural disaster, such as an earthquake, could hinder our ability to use GDD successfully and could result in material adverse effects to our business, financial condition and results of operations. Furthermore, the delivery of our services from remote locations causes us to rely on data, phone, power and other networks which are not as reliable in India as those in other countries where we operate. Any failures of these systems, or any failure of our systems generally, could affect the success of our GDD model. Remote delivery of our services also increases the complexity and risk of delivering our services, which could affect our ability to satisfy our clients’ expectations or perform our services within the estimated time frame and budget for each project.

If we do not attract and retain qualified professional staff, we may be unable to perform adequately our client engagements and could be limited in accepting new client engagements.

Our business is labor intensive, and our success depends upon our ability to attract, retain, train and motivate highly skilled employees. The improvement in demand for marketing and business and technology consulting services has further increased the need for employees with specialized skills or significant experience in marketing, business and technology consulting, particularly at senior levels. We have been expanding our operations in all locations, and these expansion efforts will be highly dependent on attracting a sufficient number of highly skilled people. We may not be successful in attracting enough employees to achieve our expansion or staffing plans. Furthermore, the industry turnover rates for these types of employees are high, and we may not be successful in retaining, training and motivating the employees we attract. Any inability to attract, retain, train and motivate employees could impair our ability to manage adequately and complete existing projects and to bid for or accept new client engagements. Such inability may also force us to increase our hiring of expensive independent contractors, which may increase our costs and reduce our profitability on client engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce and other resources. Our future success will depend on our ability to manage the levels and related costs of our workforce and other resources effectively.

We earn revenues, incur costs and maintain cash balances in multiple currencies, and currency fluctuations affect our financial results.

We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international service revenues were $207.9 million for the year ended December 31, 2007. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues and receivables, purchases, payroll and investments. We also have a significant amount of foreign currency net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk, because we incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. While we have entered into foreign currency offsetting option positions that allow the Company partially to hedge without cost certain short-term translation exposures in rupee currency, and may in the future enter into foreign currency exchanges swaps and purchases as well as sales of foreign currency options, we will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge foreign currencies.

Our cash position includes amounts denominated in foreign currencies. We manage our worldwide cash requirements considering available funds from our subsidiaries and the cost effectiveness with which these funds can be accessed. The repatriation of cash balances from certain of our subsidiaries outside the United States could have adverse tax consequences and be limited by foreign currency exchange controls. However, those balances are generally available without legal restrictions to fund ordinary business operations. Any fluctuations in foreign currency exchange rates, or changes in local tax laws, could materially impact the availability and size of these funds for repatriation or transfer.

Due to our current inability to sell certain of our Auction Rate Securities, the securities may experience an other-than-temporary decline in value, and funds associated with the securities may be inaccessible in excess of 12 months, resulting in a material adverse impact to our income and results of operations.

Our marketable securities portfolio, which totaled $57.7 million at December 31, 2007, includes Auction Rate Securities (“ARS”) of $41.6 million from various issuers collateralized by student loans and municipal debt. ARSs are securities with long-term contractual maturities but with interest rates that are reset every seven to thirty-five days by auctions. At the end of each reset period, investors can sell or continue to hold the securities at par. On February 13, 2008, certain ARSs that we hold experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue and could result in either temporary or other-than-temporary impairments of our ARS holdings, which totaled $28.2 million (of which $12.6 million have failed) as of February 28, 2008 (the $13.4 million difference between the $41.6 million of ARSs held at December 31, 2007 and the $28.2 million held as of February 28, 2008, represents successful sales of these securities at par value). The Company has the ability and intent to hold these securities until a successful auction occurs and the ARSs are liquidated at par value. If in the future we determine that any decline in value of the ARSs is other-than-temporary, we would have to recognize the loss in our statement of operations, which could have a material impact on our operating results in the period it is recognized. Further, as the funds associated with the ARSs may not be accessible for in excess of twelve months because of continued failed auctions or our inability to find a buyer outside of the auction process, we may classify these securities as long-term assets in our consolidated balance sheet as of March 31, 2008, or thereafter.

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

We may reduce our profits and/or incur significant unanticipated costs if we do not accurately estimate the costs of fixed-price engagements.

Approximately 50% of our projects are based on fixed-price contracts, rather than contracts in which payment to us is determined on a time and materials, or other basis. Our failure to estimate accurately the resources and schedule required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We are consistently entering into contracts for large projects that magnify this risk. We have been required to commit unanticipated additional resources to complete projects in the past, which has resulted in losses on those contracts. We will likely experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the project engagement, which could result in a fixed price that is too low. Therefore, any changes from our original estimates could adversely affect our business, financial condition and results of operations.

Our profitability will be adversely impacted if we are unable to maintain our pricing and utilization rates as well as control our costs.

Our profitability derives from and is impacted by three factors, primarily: (i) the prices for our services; (ii) our consultants’ utilization or billable time, and (iii) our costs. To achieve our desired level of profitability, our utilization must remain at an appropriate rate, and we must contain our costs. Should we reduce our prices in the future as a result of pricing pressures, or should we be unable to achieve our target utilization rates and costs, our profitability could be adversely impacted and our stock price could decline materially.

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

Some of our contracts, including our agreements with Sprint Nextel, can be canceled by the client with limited advance notice and without significant penalty. A client’s termination of a contract for our services could result in a loss of expected revenues and additional expenses for staff that were allocated to that client’s project. We could be required to maintain underutilized employees who were assigned to the terminated contract. The unexpected cancellation or significant reduction in the scope of any of our large projects, or client termination of one or more recurring revenue contracts (see definition of “recurring revenues” in Item 1, above), could have a material adverse effect on our business, financial condition and results of operations.

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

Although we attempt to limit the amount and type of our contractual liability for breaches of confidentiality and defects in the applications or systems we provide and carry insurance coverage that mitigates these liabilities in certain instances, we cannot be assured that these limitations and insurance coverages will be applicable and enforceable in all cases. Even if these limitations and insurance coverages are found to be applicable and enforceable, our liability to our clients for these types of claims could be material in amount and affect our business, financial condition and results of operations. Additionally, such claims may harm our reputation and cause us to lose clients.

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

Jerry A. Greenberg, our former Co-Chairman of the Board of Directors and Chief Executive Officer of the Company, and J. Stuart Moore, our former Co-Chairman of the Board of Directors and Co-Chief Executive Officer and current member of our Board of Directors, own, in the aggregate, approximately 26% of our outstanding common stock as of February 22, 2008. As a result, they have the ability to substantially influence and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.

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

The anticipated benefits from any acquisitions or joint ventures that we may undertake might not be achieved. For example, if we acquire a company, we cannot be certain that clients of the acquired business will continue to conduct business with us, or that employees of the acquired business will continue their employment or integrate successfully into our operations and culture. The identification, consummation and integration of acquisitions and joint ventures require substantial attention from management. The diversion of management’s attention, as well as any difficulties encountered in the integration process, could have an adverse impact on our business, financial condition and results of operations. Further, we may incur significant expenses in completing any such acquisitions, and we may assume significant liabilities, some of which may be unknown at the time of such acquisition. We note, in particular, our ongoing efforts to integrate and assimilate our acquisition of PGI in early 2006. Failure to complete this initiative in an efficient manner may adversely impact our business, financial condition and results of operations.

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

Provisions of Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters and principal administrative, finance, selling and marketing operations are located in approximately 28,000 square feet of leased office space in Cambridge, Massachusetts. We also lease offices in the Washington D.C. metropolitan area, New York City, Chicago, Atlanta, the Los Angeles metropolitan area, San Francisco, Houston, Miami, Detroit, Denver, Stamford, the Kansas City metropolitan area, London, Düsseldorf, Munich, Delhi, Bangalore, Noida, Toronto, Calgary, Stockholm and the Netherlands. We do not own any material real property. Substantially all of our office space is leased under long-term leases with varying expiration dates. Subsequent to December 31, 2007, we signed an office lease in Boston, Massachusetts for 32,000 square feet. In 2008, we will relocate our headquarters and principal administrative, finance, selling and marketing operations from Cambridge, Massachusetts to Boston, Massachusetts.

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

On August 17, 2006 a derivative action, captioned as Alex Fedoroff, Derivatively on Behalf of Nominal Defendant Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Susan D. Johnson, et al., was filed in the Superior Court for Middlesex County, Massachusetts, against Sapient as a nominal defendant and sixteen of Sapient’s current and former directors and officers. On August 31, 2006, a nearly identical complaint, captioned as Jerry Hamilton, Derivatively on Behalf of Nominal Defendant Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Susan D. Johnson, et al., was filed in the same court by a different Company shareholder. Both plaintiffs (the “State Plaintiffs”) claimed breaches of fiduciary duty by all defendants for allegedly backdating stock options between 1997 and 2002. The State Plaintiffs also claimed that some of the defendants were unjustly enriched by receipt of purportedly backdated stock options, and sought unspecified damages, disgorgement of “backdated” stock options and any proceeds received from the exercise and sale of any “backdated” options, costs and attorneys’ fees.

On October 13, 2006, the Superior Court for Middlesex County, Massachusetts, entered an order consolidating the foregoing derivative actions under the caption, In re Sapient Corporation Derivative Litigation. On February 20, 2007, the consolidated complaint was transferred into the Business Litigation Session of the Suffolk Superior Court, Massachusetts under docket number 07-0629 BLS1. On April 25, 2007, the defendants filed a motion to dismiss, which was heard by the Court on May 23, 2007. The case was dismissed on October 30, 2007 and the court further denied the State Plaintiffs an opportunity to refile a similar claim. Subsequently, on November 12, 2007, the State Plaintiffs served a demand on the Sapient Board of Directors to take action with respect to certain of Sapient’s current and former directors and officers who allegedly breached their fiduciary duties in the administration of, and/or were unjustly enriched by receiving, purportedly backdated stock options between 1996 and 2001. The State Plaintiffs sought unspecified damages in the demand letter, including recovery from the individually named defendants the amount of damages sustained by the Company as a result of the “backdated” stock options matter and disgorgement of “backdated” stock options.

On October 27, 2006 and October 31, 2006, three additional shareholder derivative actions were filed in the United States District Court for the District of Massachusetts; Mike Lane, Derivatively on Behalf of Sapient Corporation v. J. Stuart Moore, Jerry A. Greenberg, Sheeroy D. Desai , et al. and Sapient Corporation; Marc Doyle, Derivatively on Behalf of Sapient Corporation v. J. Stuart Moore, Jerry A. Greenberg, Sheeroy D. Desai, et al. and Sapient Corporation; and Laurence Halaska, Derivatively on Behalf of Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Scott J. Krenz, et al. and Sapient Corporation. The federal derivative actions are substantially similar to the state derivative actions, except that federal derivative actions assert violations of the Sarbanes-Oxley Act and violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act. On June 21, 2007, the United States District Court for the District of Massachusetts entered an order consolidating the foregoing derivative actions under the caption In re Sapient Corporation Derivative Litigation. On July 21, 2007, the plaintiffs filed an amended complaint, adding five current and former Sapient officers, and on August 20, 2007, the defendants filed a motion to dismiss action. On December 3, 2007, the plaintiffs notified the Court that in light of the dismissal of the state derivative action, they would serve a demand on Sapient’s Board of Directors. Simultaneously, the plaintiffs served a demand on Sapient’s Board of Directors alleging claims and damages similar to those contained in the State Plaintiffs’ demand letter. On January 7, 2008, the Court ordered updated motions to dismiss from the defendants concerning whether — in light of the plaintiffs making the demand on the Sapient Board of Directors — the plaintiffs have standing to bring the derivative action. The Court also denied the defendants’ pending motions to dismiss without prejudice for reasons of mootness.

In response to the foregoing demand actions, on November 29, 2007, the Sapient Board of Directors formed a Special Committee, consisting of two Board members who are not named in either the state or federal demand letters, to investigate the matters referenced in the demand letters and to make a recommendation to the full Board of Directors for a response thereto. The Special Committee review is currently ongoing.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “SAPE.” The following table sets forth, for the periods indicated, the high and low intraday sale prices for our common stock.

	High	Low

2006:
First Quarter	$8.10	$5.61
Second Quarter	$8.37	$4.45
Third Quarter	$5.74	$4.35
Fourth Quarter	$6.01	$4.96
2007:
First Quarter	$7.21	$5.37
Second Quarter	$8.26	$6.70
Third Quarter	$8.25	$5.73
Fourth Quarter	$9.12	$6.20

The following graph (“Stockholder Return Graph”) compares the cumulative five-year total stockholder return on our common stock from December 31, 2002 through December 31, 2007, with the cumulative five-year total return, during the equivalent period, on the (i) NASDAQ Composite Index, (ii) Dow Jones US Technology Index (“DJTI”) and (iii) Goldman Sachs Technology Index — Computer Service Index (“GSTI”).2 The comparison assumes the investment of $100 on December 31, 2002, in our common stock and in each of the comparison indices and, in each case, assumes reinvestment of all dividends.

2 GSTI’s 2007 performance is calculated based on the performance of the companies that constituted the GSTI as of December 31, 2006.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Sapient Corporation	100.00	275.12	385.85	277.56	267.80	429.76
NASDAQ Composite	100.00	149.34	161.86	166.64	186.18	205.48
Dow Jones US Technology	100.00	151.04	153.70	158.79	174.83	202.27
GSTI Computer Services Index	100.00	124.15	135.01	141.38	161.96	152.33

(2)	We have included the GSTI in our Stockholder Return Graph for 2006 and in prior fiscal years. However, in February 2007, Standard & Poor’s acquired the GSTI and modified the list of companies that the GSTI comprises. As a result, we have selected the DJTI for inclusion in our 2007 Stockholder Return Graph, and will cease using the GSTI in future graphs, as we believe that the DJTI listed companies provide a better basis for comparison than the as-modified GSTI listed companies.

On February 22, 2008, the last reported sale price of our common stock was $6.19 per share. As of February 22, 2008, there were approximately 423 holders of record of our common stock and approximately 13,266 beneficial holders of our common stock.

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2007, we had one outstanding publicly announced stock repurchase program. A summary of our repurchase activity for the three months ended December 31, 2007 is as follows:

				Maximum Number
			Total Number of	or Dollar Value of
			Shares or Units	Shares (or Units)
	Total Number of	Average Price	Purchased as Part	that May Yet Be
	Shares or Units	Paid per	of Publicly	Purchased Under the
	Purchased	Share or Unit	Announced Programs	Programs(1)

October 1 — October 31	54,931	$6.41	7,108,951	$10,167,976
November 1 — November 30	41,367	6.42	7,150,318	9,901,806
December 1 — December 31	—	—	7,150,318	9,901,806

	96,298

(1)	On November 16, 2004, the Company’s Board of Directors authorized up to $25.0 million in funds for use in the Company’s common stock repurchase program. On February 10, 2006 the Board of Directors authorized an additional $25.0 million in funds for use in such programs. As of December 31, 2007, $9.9 million remained available for purchase under the repurchase program, and is available until the funds have been used.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and management’s discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report. The balance sheet data at December 31, 2007 and 2006 and the statement of operations data for each of the three years ended December 31, 2007, 2006 and 2005 have been derived from the audited consolidated financial statements for such years, included elsewhere in this Annual Report. The statement of operations data set forth below for the years ended December 31, 2004 and 2003 and the balance sheet data set forth below at December 31, 2005, 2004 and 2003 has been derived from our consolidated financial statements not included in the annual report and is presented herein on an unaudited basis.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Statement of Operations Data(1):
Revenues:
Service revenues	$546,438	$405,582	$313,556	$248,154	$180,671
Reimbursable expenses	19,551	16,061	13,542	12,100	9,574

Total gross revenues	565,989	421,643	327,098	260,254	190,245

Operating expenses:
Project personnel expenses	372,363	270,213	187,082	134,994	109,161
Reimbursable expenses	19,551	16,061	13,542	12,100	9,574

Total project personnel expenses and reimbursable expenses	391,914	286,274	200,624	147,094	118,735
Selling and marketing expenses	33,113	24,025	13,718	13,926	18,190
General and administrative expenses	120,617	109,022	84,725	67,179	56,227
Restructuring and other related charges	32	1,912	6,374	1,546	2,141
Amortization of intangible assets	2,038	3,564	1,104	515	1,772

Total operating expenses	547,714	424,797	306,545	230,260	197,065

Income (loss) from operations	18,275	(3,154)	20,553	29,994	(6,820)
Other income, net	422	1,929	92	65	2,729
Interest income, net	5,478	4,238	4,181	3,011	2,016

Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	24,175	3,013	24,826	33,070	(2,075)
Provision for (benefit from) income taxes:
Provision for income taxes	8,959	4,432	3,677	3,068	1,337
Benefit from release of valuation allowance	—	—	(4,289)	(635)	—

Provision for (benefit from) income taxes	8,959	4,432	(612)	2,433	1,337

Income (loss) from continuing operations before discontinued, operations and cumulative effect of accounting change	15,216	(1,419)	25,438	30,637	(3,412)
(Loss) income from discontinued operations	—	(433)	961	665	(1,089)
Gain on disposal of discontinued operations (net of tax provision of $342)	—	4,834	—	—	—

Income (loss) before cumulative effect of accounting change	15,216	2,982	26,399	31,302	(4,501)
Cumulative effect of accounting change	—	154	—	—	—

Net income (loss)	$15,216	$3,136	$26,399	$31,302	$(4,501)

Basic income (loss) per share from continuing operations	$0.12	$(0.01)	$0.20	$0.25	$(0.03)

Diluted income (loss) per share from continuing operations	$0.12	$(0.01)	$0.20	$0.24	$(0.03)

Basic net income (loss) per share	$0.12	$0.03	$0.21	$0.25	$(0.04)

Diluted net income (loss) per share	$0.12	$0.03	$0.20	$0.24	$(0.04)

Weighted average common shares	124,180	123,692	124,725	123,040	121,188
Weighted average dilutive common share equivalents	3,711	—	5,034	5,591	—

Weighted average common shares and dilutive common share equivalents	127,891	123,692	129,759	128,631	121,188

	Year Ended December 31,
	2007	2006	2005	2004	2003

Balance Sheet Data:
Working capital	$189,201	$148,899	$179,528	$116,830	$131,064
Total assets	407,604	342,064	286,051	269,331	226,549
Redeemable common stock	290	480	671	—	—
Total stockholders’ equity(2)	$260,559	$214,497	$201,420	$183,724	$139,335

(1)	We sold our HWT, Inc. (“HWT”) unit in May 2006. As a result, operating results of this subsidiary for all prior periods presented have been reclassified into the caption “(Loss) income from discontinued operations.”

(2)	We have never declared or paid any cash dividends.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Sapient Corporation (“Sapient” or the “Company”), a global services firm, helps clients compete, evolve and grow in an increasingly complex marketplace. We market our services through two primary areas of focus — Sapient Interactive and Sapient Consulting — positioned at the intersection of marketing, business and technology. Sapient Interactive, the world’s second largest interactive marketing agency, provides brand and marketing strategy, creative work, web design and development and emerging media expertise. Sapient Consulting provides business and information technology (“IT”) strategy, process and system design, program management, custom development and package implementation, systems integration and outsourced services, including testing, maintenance and support.

Founded in 1990 and incorporated in Delaware in 1991, Sapient maintains a strong global presence with 6,217 worldwide employees in offices in the United States, Canada, the United Kingdom, Germany, the Netherlands, Sweden and India.

Our service revenues were $546.4 million for 2007, a 35% increase from service revenues of $405.6 million for 2006, and a 74% increase from service revenues of $313.6 million for 2005. The growth in service revenues year-over-year derived from the continued demand for our services from new and existing clients. Service revenues in 2007 and 2006 also include 12 months of revenue related to our 2005 acquisition of BIS compared to seven months of revenue in 2005. Our Recurring Revenues were 44% of our services revenues in 2007 compared to 33% in 2006. Recurring Revenues are revenue commitments of one year or more in which the client has committed spending levels to Sapient or chosen Sapient as an exclusive provider of certain services. During 2008, certain of these Recurring Revenue agreements will end, while others may be signed. In 2007, our five largest clients accounted for approximately 26% of our revenues in the aggregate and one client, Sprint Nextel, accounted for 10% of such revenues. In 2006, our five largest clients accounted for approximately 25% of our revenues in the aggregate; one client, Sprint Nextel, accounted for 10% of such revenues.

During 2007, we increased the number of our project personnel to effectively staff our client engagements and achieve the desired staffing mix of experience level and role. Currently, we are retaining subcontractors in certain cases to fill specific project needs. If we are not successful in maintaining effective staffing levels, our ability to achieve our service revenue and profitability objectives will be adversely affected. Our ability to effectively staff our engagements and achieve the desired staffing mix depends heavily on our ability to keep turnover at appropriate levels. Our voluntary turnover for 2007 decreased to 18% compared to 22% for 2006. We also continue to modify and upgrade critical internal systems that we require to manage client projects and our business generally. Our operations and business results will be adversely impacted if we do not successfully and efficiently implement these system changes, as necessary, from time to time.

During 2007, we continued to utilize our India-based effort on our GDD projects thereby increasing our billable days, or level of effort, incurred by our India people as a percentage of total Company billable days for 2007 to 62% compared from 55% in 2006. Our GDD methodology continues to be important to our clients’ success. This proprietary methodology allows us to provide high-quality, cost-effective solutions under accelerated project schedules. By engaging India’s highly skilled technology specialists, we can provide services at lower total costs as well as offer a continuous delivery capability resulting from time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services.

Our full year net income was $15.2 million in 2007 compared to $3.1 million in 2006. Our operating margin for 2007 was 3% compared to (1%) in 2006. The year-over-year increase in our operating margin is the result of multiple factors including an increase in demand for our services, combined with decreases in restructuring and other related charges, stock-based compensation review and restatement expenses, lower amortization of intangible assets and operational performance improvement. For 2007, our utilization rate decreased to 74%, compared to 75% for 2006. Included in our full year net income for 2005 is a one time benefit of $4.3 million, related to the release of the valuation allowance related to deferred tax assets in Germany, while 2006 includes the one time net gain of $4.8 million on the sale of our investment in HWT, Inc. (“HWT”) a majority-owned, fully consolidated subsidiary.

We have observed the market trend where pricing is based on market competitiveness and beginning in 2005, we implemented a new going-to-market strategy which requires us to focus on decreasing general and administrative (“G&A”) costs as a percentage of revenue. During 2006 we continued progress on our strategic initiative of reengineering our G&A functions. In conjunction with streamlining G&A processes, we have transferred a number of support activities to India. These activities principally relate to finance, human resources, and some of our internal IT functions. As such, we recorded a $1.3 million restructuring charge during 2006. In 2007, this initiative contributed to the decrease in G&A as a percentage of sales from 27% in 2006 to 22% in 2007.

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

We recognize revenues from our fixed-price technology implementation consulting contracts using the percentage-of-completion method pursuant to Statement of Position 81-1, Accounting for Performance of

Construction Type and Certain Production Type Contracts. Revenues generated from fixed-price non-technology implementation contracts, except for support and maintenance contracts, are recognized based upon a proportional performance model in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, (“SAB No. 101”) as amended by SAB No. 104, Revenue Recognition (“SAB No. 104”). Our percentage-of-completion method and our proportional performance method of accounting calculates revenue based on the percentage of labor incurred to estimated total labor. This method is used because reasonably dependable estimates of the revenues and labor applicable to various stages of an arrangement can be made, based on historical experience and milestones set in the contract. Revenue from time-and-materials contracts is recognized as services are provided. In situations where time-and-materials contracts require deliverables and provide for a ceiling on fees that can be charged, the arrangement is recognized as time-and-materials are incurred unless fees are estimated to exceed the ceiling, in which case revenue recognition is based on the proportional performance method. Revenues generated from staff augmentation, support and maintenance contracts are recognized ratably over the arrangement’s term.

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

Revenues from arrangements with multiple elements are allocated based on the fair value of the elements in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (“EITF No. 00-21”). For these arrangements, we evaluate all deliverables in each arrangement to determine whether they represent separate units of accounting. Fair value is determined based on reliable evidence of the fair value of each deliverable. Revenues are recognized in accordance with generally accepted accounting policies for the separate elements when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially under our control. This evaluation is performed at the inception of the arrangement and as each item in the arrangement is delivered. The evaluation involves significant judgments regarding the nature of the services and deliverables being provided, whether these services and deliverables can reasonably be divided into the separate units of accounting and the fair value of the separate elements determined.

Revenues related to our digital marketing media sales are recorded as the net amount of our gross billings less pass-through expenses charged to a client. In most cases, the amount that is billed to clients significantly exceeds the amount of revenue that is earned and reflected in our financial statements, because of various pass-through expenses such as production and media costs. In compliance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, (“EITF No. 99-19”) we assess whether the agency or the third-party supplier is the primary obligor. We evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. Because we broadly operate as an advertising agency based on our primary lines of business and given the industry practice to generally record revenue on a net versus gross basis, we believe that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, we record revenue net of pass-through charges when we believe the key indicators of the business suggest we generally act as an agent on behalf of our clients in our primary lines of business. In those businesses where the key indicators suggest we act as a principal, we record the gross amount billed to the client as revenue.

Our marketing services help our clients optimize their cross platform marketing effectively to track behavior and improve conversion rates through data-driven analysis. These services are provided in exchange for monthly retainer fees and license fees and are recognized as the monthly services are provided.

Revenue from offline printing and production services are recognized at the time title of the related items transfers to our customers, provided that all other revenue recognition criteria have been met.

If we do not accurately estimate the resources required or the scope of work to be performed for an arrangement or we do not manage the project properly within the planned time period, then we may recognize a loss on the arrangement. Provisions for estimated losses on uncompleted arrangements are made on an arrangement-by-arrangement basis and are recognized in the period in which such losses are identified. We have committed unanticipated additional resources to complete projects in the past, which has resulted in lower than anticipated profitability or losses on those arrangements. We expect that we will experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the process, which could result in a fixed-price that is too low and, therefore, a corrected estimation could adversely affect our business, financial condition and results of operations.

•	Allowance for Doubtful Accounts. We recognize revenue for services when collection from the client is reasonably assured, and our fees are fixed or determinable. We establish billing terms at the time project deliverables and milestones are agreed. Our normal payment terms are thirty days from invoice date. Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled revenues. Amounts invoiced to clients in excess of revenue recognized are classified as deferred revenues. Our project delivery and business unit finance personnel continually monitor timely payments from our clients and assess any collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection and write-off experience, current trends, credit policy, detailed analysis of specific client situations and percentage of our accounts receivable by aging category. While such credit losses have historically been within our expectations and the allowances we established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

•	Valuation and impairment of investments and/or marketable securities. The fair value of our investments and/or marketable securities is generally determined from quoted market prices received from pricing services based upon market transactions at fair value. We also have investments in auction rate securities collateralized by student loans and municipal debt. The Company’s auction rate securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset through an auction process every seven to thirty-five days. This auction mechanism generally allows existing investors to roll over their holdings and continue to own their securities or liquidate their holdings by selling their securities at par value. Because of these short intervals between interest reset dates, we monitor the auctions to ensure they are successful, which provides evidence that these investments that are carried at par value approximates their fair value. To the extent an auction were to fail and the securities were not liquid, we would need to seek other alternatives to determine the fair value of these securities, which may not be based on quoted market transactions. We did not need to seek alternative methods of valuation for our auction rate securities held as of December 31, 2007, as all of our auction rate securities had successful auctions up to December 31, 2007 as well as in January 2008.

Investments and/or marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. In the event that the cost basis of a security exceeds its fair value, we evaluate, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of the business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, and our intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, a write-down is recorded through earnings. Assessing the above factors involves inherent uncertainty. Accordingly, write-downs, if recorded, could be materially different from the actual market performance of investments and/or marketable securities in our portfolio, if, among other things, relevant information related to our investments and/or marketable securities was not publicly available or other factors not considered by us would have been relevant to the determination of impairment.

•	Stock-Based Compensation Expense. Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results for the implementation of SFAS No. 123R. Under this method, we recognize compensation expense for all share-based payments granted after January 1, 2006 and the portion of awards granted prior to January 1, 2006 but not yet vested as of January 1, 2006, in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS No. 123R’s adoption, we accounted for share-based payments under APB No. 25 and accordingly, generally recognized compensation expense related to employee stock options only when we granted options with a discounted exercise price.

Based on historical experience, the Company has assumed an annualized forfeiture rate for stock options and restricted stock units granted to its senior executives and directors. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated. The actual expense recognized over the vesting period will only be for those shares that vest. The cumulative effect of the accounting change to reflect forfeiture assumption for stock-based compensation recorded in prior periods resulted in income of $154,000 and was recognized in the statement of operations for the three-month period ending March 31, 2006.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that using historical volatility of its own stock is an indicator of expected volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

•	Accounting for Income Taxes. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, current and enacted tax legislation and other temporary differences between book and tax accounting, to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2001, 2002 and 2003, and uncertainty as to the extent and timing of profitability in future periods, we have recorded a valuation allowance of approximately $117.4 million as of December 31, 2007 relating to the deferred tax assets in the United States. Having assessed the ability to realize the deferred tax assets in certain foreign jurisdictions, we believe that future taxable income will be sufficient to realize the deferred tax benefit of the deferred tax assets in Canada, the United Kingdom, Germany and India. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss in each jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

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

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2007 and January 1, 2007, interest and penalties accrued were approximately $646,000 and $346,000, respectively.

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

The goodwill impairment test prescribed by SFAS No. 142 requires us to identify reporting units and to determine estimates of the fair value of our reporting units as of the date we test for impairment. The Company’s reporting units are consistent with the reportable segments identified in Note 19 of our consolidated financial statements. Assets and liabilities, including goodwill, were allocated to reporting units based on factors such as specific identification and percentage of revenue. To conduct a goodwill impairment test, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. Management estimates the fair value of its’ reporting units using discounted cash flow valuation models. Those models require estimates of future revenue, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets and operating plans. We performed the annual assessment during the fourth quarter and determined that goodwill was not impaired. We complete goodwill impairment analyses at least annually, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. Determining fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results.

•	Costs Incurred to Develop Computer Software for Internal Use. We account for costs incurred to develop computer software for internal use in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). As required by SOP 98-1, the Company capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred for internal use computer software during the preliminary project stage and through post-implementation stages of internal use computer software are expensed as incurred. The capitalization and ongoing assessment of recoverability of development cost requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

Capitalized software is included in property and equipment and is depreciated over its estimated life, which is typically three years.

•	Restructuring and Other Related Charges. We established exit plans for each of the restructuring activities which took place in 2001 and 2002 and accounted for these plans in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring) (“EITF No. 94-3”). These exit plans required that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sub-lease income. We review on a regular basis our sub-lease assumptions and lease buy-out assumptions. These estimates include lease buy-out costs, anticipated sublease rates, other terms and conditions in sub-lease contracts, and the timing of these sub-lease arrangements. If the rental markets continue to change, our lease buy-out, sub-lease and space requirement assumptions may not be accurate and it is possible that changes in these estimates could materially affect our financial condition and results of operations. Our sublease reserve is sensitive to the level of sublease rent anticipated and the timing of sublease commencement. If the estimated sublease dates were to be delayed by six months, based on our current estimates, we would potentially have to recognize an additional $200,000 in our statement of operations for restructuring and other related charges. A 10% reduction in our sublease rate would have resulted in an additional $400,000 of charges as of the end of 2007. If any future adjustments are required to the restructuring initiatives recorded under the provisions of EITF No. 94-3, such adjustments will be measured in accordance with EITF No. 94-3. SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities , (“SFAS No. 146”) was effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 requires that a liability that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 supersedes the guidance in EITF No. 94-3. SFAS No. 146 includes a rebuttable presumption that if an entity has a history of providing similar termination benefits to employees, the benefit arrangement is presumed to be an ongoing benefit arrangement that should be accounted for under SFAS No. 112, Employers’ Accounting for Postemployment Benefits (SFAS No. 112”). SFAS No. 112 prescribes the accounting for the estimated cost of benefits, including severance benefits, provided by an employer to former or inactive employees after employment but before retirement. A liability is recognized when the severance amounts relate to prior services rendered, the payment of the amount is probable and the amount can be reasonably estimated. Since the second quarter of 2003, we have accounted for severance-related restructuring charges in accordance with SFAS No. 112 because we have a history of paying similar severance benefits since 2001.

•	Contingent Liabilities. We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $4.3 million and various administrative audits, each of which have arisen in the ordinary course of our business. We have an accrual at December 31, 2007 of approximately $1.2 million related to certain of these items. We intend to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts we have previously accrued. Further, as noted in Item 3, the pending shareholder demand actions do not assert a claim against the Company for specific monetary damages and, accordingly, the amounts described herein are exclusive of any potential future monetary damages that the company may incur as a result of the shareholder demand actions. We record expense for legal services at the time such services are provided.

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

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. Although the Company holds no ownership interest in the voting shares of Sapient S.p.A., the management team of Sapient S.p.A. is the exclusive licensee of Sapient’s intellectual property in Italy, and we are entitled to a royalty equal to 2% of the annual revenue of Sapient S.p.A. beginning July 2, 2005. In 2006, the Company received royalty payments of approximately $57,000 and in 2007 the Company received royalty payments of approximately $152,000.

We have an option to purchase 100% of the ownership of Sapient S.p.A., from 2007 through 2010. We do not have any other arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Discontinued Operations

On May 2, 2006, the Company sold 100% of its investment in HWT, the Company’s majority-owned, fully consolidated subsidiary, for which it received net cash proceeds of approximately $5.4 million. Net assets sold included cash of approximately $274,000. The Company has recorded a receivable for $0.7 million related to the holdback and escrow payments, which is recorded in prepaid expenses and other current assets on the Company’s consolidated balance sheet at December 31, 2007, and has recorded a payable of $120,000 in other current liabilities, representing the portion of the escrow and holdback that is due to minority shareholders. The Company has received additional cash proceeds of approximately $530,000 during 2007 related to holdback and escrow in accordance with the terms of the agreement. In January of 2008, the Company received additional cash proceeds of $720,000 related to holdback escrow in accordance with the terms of the agreement. In addition, the Company could receive up to $2.0 million in additional earn-out payments in 2008, which will be recorded when, and if earned. The Company has reflected HWT’s historical results as discontinued operations in the consolidated financial statements for all periods presented. The sale of HWT resulted in a net gain on disposal (after tax) of $4.8 million. Gross revenues for HWT were $1.3 million and $6.0 million for the years-ended December 31, 2006 and 2005, respectively. Income (loss) of the discontinued operation was approximately ($433,000) and $961,000 for the years-ended December 31, 2006 and 2005, respectively. The gross revenue and income (loss) figures noted above for HWT for 2006 only include amounts recorded through April 30, 2006, as HWT was disposed of on May 2, 2006. Our financial statements and all financial information included in this report for 2006 and prior periods reflect the results of operations for HWT as a single line item listed as “Loss from discontinued operations.”

Equity Method Investments

As of December 31, 2007, we have no investments accounted for using the equity method.

Related Party Transactions

In October of 2006, in connection with his resignation as Chief Executive Officer, Jerry A. Greenberg and Sapient Corporation (the “Company”) entered into a consulting agreement pursuant to which Mr. Greenberg may provide consulting services to the Company in respect of long-term strategic planning, ongoing client relations and general business development. The initial consulting agreement, effective October 16, 2006, had an initial term of one year and could be terminated by either party upon written notice. In November of 2007, the agreement term was extended one year. The amount earned under this arrangement for the year ended December 31, 2007 was $170,000 of which $153,000 was paid and $17,000 was accrued as of December 31, 2007. The amount earned under this arrangement as of December 31, 2006 was $70,000, all of which has been paid.

Since November 2006, the Company has received compensation consulting services from Pearl Meyer & Partners, a compensation consultancy (“Pearl Meyer”). Fees paid to Pearl Meyer for services rendered in 2006 were approximately $69,000. Based on ongoing work and additional projects in 2007, aggregate fees paid to Pearl Meyer since the beginning of its engagement by the Company are approximately $470,000. In August 2007, James M. Benson joined the Company’s Board of Directors. Mr. Benson is a principal of and holder of a 17.5% ownership interest in, Clark Wamberg, LLC (“Clark Wamberg”) the parent of Pearl Meyer.

Results of Operations

The following table sets forth the percentage of service revenues of items included in our consolidated statements of operations:

	Year Ended December 31,
	2007	2006	2005

Revenues:
Service revenues	100%	100%	100%
Reimbursable expenses	4%	4%	4%

Total gross revenues	104%	104%	104%
Operating expenses:
Project personnel expenses	68%	67%	60%
Reimbursable expenses	4%	4%	4%

Total project personnel expenses and reimbursable expenses	72%	71%	64%
Selling and marketing expenses	6%	6%	4%
General and administrative expenses	22%	27%	27%
Restructuring and other related charges	0%	0%	2%
Amortization of intangible assets	0%	1%	0%

Total operating expenses (excluding reimbursable expenses)	97%	101%	93%

Income (loss) from operations	3%	(1)%	7%
Other income, net	0%	0%	0%
Interest income	1%	1%	1%

Income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	4%	1%	8%
Provision for (benefit from) income taxes:
Provision for income taxes	2%	1%	1%
Benefit from release of valuation allowance	0%	0%	(1)%

Provision for (benefit from) income taxes	2%	1%	(0)%

Income from continuing operations before discontinued operations and cumulative effect of accounting change	3%	0%	8%
(Loss) income from discontinued operations	0%	0%	0%
Gain on disposal of discontinued operations (net of tax provision of $342)	0%	1%	0%

Income before cumulative effect of accounting change	3%	1%	8%
Cumulative effect of accounting change	0%	0%	0%

Net income	3%	1%	8%

Years Ended December 31, 2007 and 2006

Service Revenues

Our service revenues for 2007 and 2006 were as follows:

	Year Ended
	December 31,	December 31,		Percentage
	2007	2006	Increase	Increase
	(In thousands, except percentages)

Service revenues	$546,438	$405,582	$140,856	35%

The year-over-year increase in our service revenues is primarily due to the continued strong growth in all of our business segments. The year-over-year increase attributable to our North American business segment was $74.1 million, or 53% of the total increase. The revenue increase in our European business unit was $59.6 million, or 42% of the total increase, and our Government Services business segment had an increase in revenue of $7.2 million, or 5% of the total increase. The effects of foreign currency exchange rates accounted for 3 percentage points of the increase in service revenues in 2007 as compared to 2006. Our Recurring Revenues increased to 44% of our service revenues in 2007 from 33% in 2006. Recurring revenues are revenue commitments of a year or more in which the client has committed spending levels to us or chosen us as an exclusive provider of certain services.

In 2007, our five largest clients accounted for approximately 26% of our revenues in the aggregate and one client, Sprint Nextel, accounted for 10% of such revenues. In 2006, our five largest clients accounted for approximately 25% of our revenues in the aggregate; one client, Sprint Nextel, accounted for 10% of such revenues.

Project Personnel Expenses

Project personnel expenses consist principally of salaries and employee benefits for personnel dedicated to client projects, independent contractors and direct expenses incurred to complete projects that were not reimbursed by the client. These expenses represent the most significant costs we incur in providing our services.

	Year Ended
	December 31,	December 31,		Percentage
	2007	2006	Increase	Increase
	(In thousands, except percentages)

Project personnel expenses	$372,363	$270,213	$102,150	38%

Project personnel expenses as a percentage of service revenues	68%	67%	1%

Project personnel expenses increased by $102.2 million for the year ended December 31, 2007 as compared to the same period in 2006, and also increased as a percentage of service revenues over the year ended December 31, 2007 compared to the same period in 2006. The increase in expense was due to the addition of 1,135 people from 2006 through 2007, which increased salary and travel related expenses by $70.1 million, additional stock-based and other incentive compensation-related expenses of $12.6 million and incremental fees paid to independent contractors of $19.5 million for the year ended December 31, 2007 as compared to the same period in 2006. The increase in project personnel expenses as a percentage of service revenues for the year ended December 31, 2007 as compared to the same period in 2006, is primarily the result of the additional stock-based and other incentive compensation-related expenses and the use of independent contractors, which was partially offset by lower costs per person as the average mix of India-based people increased from 64% for 2006 to 69% for the year ended December 31, 2007. We ended 2007 with 5,358 delivery people, 3,718 of which were India-based, compared to 4,223 delivery people, 2,697 of which were India-based, at the end of 2006.

Selling and Marketing Expenses

Selling and marketing expenses consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses.

	Year Ended
	December 31,	December 31,		Percentage
	2007	2006	Increase	Increase
	(In thousands, except percentages)

Selling and marketing expenses	$33,113	$24,025	$9,088	38%

Selling and marketing expenses as a percentage of service revenues	6%	6%	—

Selling and marketing expenses increased by $9.1 million for the year ended December 31, 2007 as compared to the same period in 2006. The increase in expense was primarily due to an increase in commission and compensation expenses of $5.2 million, stock-based and other incentive compensation of $1.4 million and increased training, travel and other marketing related expenses of $2.5 million for the year ended December 31,

2007. The number of selling and marketing personnel increased to 86 people at the end of 2007, compared to 68 people at the end of 2006.

General and Administrative Expenses

General and administrative expenses relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses.

	Year Ended
	December 31,	December 31,		Percentage
	2007	2006	Increase/(Decrease)	Increase
		(In thousands, except percentages)

General and administrative expenses	$120,617	$109,022	$11,595	11%

General and administrative expenses as a percentage of service revenues	22%	27%	(5)%

General and administrative expenses increased $11.6 million for the year ended December 31, 2007, compared to the same period in 2006. The increase was due to increased salaries and employee benefits of $8.8 million associated with increased headcount to support our worldwide growth in revenues and billable headcount, an increase of approximately $2.1 million of stock-based compensation, and an increase of approximately $1.2 million in rent expense due to the addition of several new offices, offset by a decrease of $2.2 million in legal and consulting fees related to the stock-based compensation review and restatement. Additionally, depreciation and maintenance expense increased by $4.3 million, primarily as a result of our expansion in India. The number of general and administrative personnel increased to 773 as of December 31, 2007, of which 518 were India based, compared to 661, 439 of which were India based at December 31, 2006. The additions in 2007 were primarily in finance, hiring and administrative groups.

Our general and administrative expenses include foreign currency transaction losses of approximately $727,000 for the year ended December 31, 2007, compared to a foreign currency transaction gain of approximately $244,000 for the year ended December 31, 2006. These gains and losses were primarily related to intercompany foreign currency translations that were of a short-term nature. General and administrative expenses include a benefit for recoveries of doubtful accounts in the amount of $1.8 million for 2007 compared to a provision of $1.8 million in 2006. In 2007, the Company successfully increased its efforts on collecting overdue accounts receivable balances through a management focus on collections and reductions in aging.

Restructuring and Other Related Charges

2006 — Restructure Event

During the first quarter of 2006, we initiated a restructuring plan in the United Kingdom to better position ourselves to capitalize on market opportunities. As a result, 28 employees were terminated and we recorded $332,000 and $240,000 in restructuring and other related charges for severance and termination benefits in the first and second quarter of 2006, respectively, in accordance with SFAS Statement No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities. These charges were recorded in the United Kingdom segment in our Results by Operating Segment. We paid the entire liability during 2006. As of December 31, 2006, there were no remaining accrual amounts related to this restructuring event.

Workforce
(In thousands)

2006 Provision	$572
Cash Utilized	(572)

Balance, December 31, 2006	$—

2005 — Restructure Event

During the fourth quarter of 2005, we initiated a restructuring plan to streamline general and administrative (“G&A”) activities. This initiative included the transfer of certain finance, human resources, and internal IT functions to India. As of December 31, 2006, this initiative resulted in the reduction of 21 employees and charges of approximately $430,000 during 2006 and $300,000 during 2005 to restructuring and other related charges for severance, termination benefits and stay-bonuses in accordance with SFAS No. 112, and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges were not recorded to a segment because they impacted an area of the business that supports all business units, but are included in ’Reconciling items’ in the Results by Operating Segment. The severance accrual is included in the consolidated balance sheet in “Accrued restructuring costs, current portion.” We paid approximately $505,000 through the end of 2006 and paid the remainder during 2007.

Workforce
(In thousands)

2005 Provision	$300

Balance at December 31, 2005	$300
2006 provision	430
Cash Utilized	(505)

Balance at December 31, 2006	$225

Cash Utilized	(225)

Balance at December 31, 2007	$—

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

During 2007, we recorded restructuring and other related charges of $32,000, which were due to a change in assumptions associated with the Company’s various restructured facilities offset by an increase in sublease income associated with previously restructured facilities. During 2006, we recorded restructuring and other related charges of approximately $910,000, of which $465,000 related to an increase in operating expense assumptions associated with the our previously restructured facilities. The remaining $445,000 was primarily due to a decrease in estimated sublease income resulting from changes in market leasing conditions on previously restructured facilities. During 2005, we recorded restructuring charges of approximately $6.1 million, primarily due to a decrease in estimated sublease income resulting from changes in market leasing conditions on previously restructured facilities. We have not finalized sublease agreements for all leases and are currently involved in negotiations to sublease the vacant spaces.

	Workforce	Facilities	Total
	(In thousands)

Balance at December 31, 2004	$11	$26,122	$26,133
2005 (reversals) provision	(11)	6,074	6,063
Cash Utilized	—	(9,421)	(9,421)
Non-cash Utilized	—	(1,500)	(1,500)

Balance at December 31, 2005	$—	$21,275	$21,275

2006 provision	$—	$910	$910
Cash Utilized	—	(6,630)	(6,630)
Non-cash Utilized	—	(172)	(172)

Balance at December 31, 2006	$—	$15,383	$15,383

2007 provision	$—	$32	$32
Cash Utilized	—	(3,867)	(3,867)
Non-cash Utilized	—	(275)	(275)

Balance at December 31, 2007	$—	$11,273	$11,273

The total remaining accrued restructuring costs for all events are $11.3 million at December 31, 2007. The net cash outlay over the next 12-month period is expected to be $3.6 million and the remainder will be paid through 2011.

These restructuring charges and accruals require significant estimates and assumptions, including sublease income assumptions. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sublease income. Our sublease assumptions include anticipated rates to be charged to a sub-tenant and the timing of the sublease arrangement. These estimates and assumptions are monitored on a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the future, resulting in additional adjustments and these adjustments could be material.

Amortization of Intangible Assets

During 2007, amortization of intangible assets consisted primarily of: non-compete and non-solicitation agreements and customer list related to the 2006 PGI acquisition and the SAP license agreement and customer list relating to the 2005 BIS acquisition. During 2006, amortization of intangible assets consisted primarily of non-compete and non-solicitation agreements, customer list and backlog related to the 2006 PGI acquisition, SAP license agreement and customer list relating to the 2005 BIS acquisition, and customer contracts and developed technology resulting from prior acquisitions. Amortization expense related to intangible assets was $2.0 million for 2007 and $3.6 million for 2006. The primary reason for the decrease in amortization expense from 2006 to 2007 is the backlog intangible asset of $1.2 million related to the PGI acquisition was amortized over a one year life.

Interest and Other Income

Interest and other income is derived primarily from investments in U.S. government securities, corporate debt securities, auction rate securities, commercial paper, time deposits, money market funds and insurance proceeds.

	Year Ended
	December 31,	December 31,		Percentage
	2007	2006	Decrease	Decrease
	(In thousands, except percentages)

Interest and other income	$5,900	$6,167	$(267)	(4)%

Interest and other income for 2006 included approximately $1.9 million of insurance proceeds received in 2006 in connection with a fire that occurred in our Gurgaon, India office during the first quarter of 2005 and insurance proceeds related to an employee matter that was settled during 2006. Interest income increased from 2006 to 2007 due to a higher average cash balance during the year, as well as interest on selected foreign bank accounts that did not earn interest in prior years.

Provision for (Benefit from) Income Taxes

For the years ended December 31, 2007 and 2006, we recorded an income tax provision of approximately $9.0 million and $4.4 million respectively. Our income tax provision is primarily related to foreign, federal alternative minimum tax and state tax obligations. We have deferred tax assets that have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses incurred from 2001 through 2003, and uncertainty as to the extent, and timing of profitability in future periods; in the United States, we have continued to record a valuation allowance against our deferred tax assets of $117.4 million, at December 31, 2007 and $119.0 million at December 31, 2006. As of December 31, 2007, and reflected in the tax provision, is a deferred tax liability of approximately $1.1 million that has been recorded as a result of the goodwill acquired in connection with the BIS and PGI acquisition (see note 3), as well as approximately $0.6 million related to the effects of certain tax rate changes in foreign jurisdictions.

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

Results by Operating Segment

The Company has discrete financial data by operating segments available based on its method of internal reporting, which disaggregates its operations. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance. Beginning in the first quarter of 2007, the Company combined its Experience Marketing operating segment with North America Commercial (“NAC”) to form “North America” and also combined its United Kingdom and Germany business units to form “Europe”. All operating segment information presented below for prior periods has been updated to conform to current period presentation as a result of these changes.

Beginning in the first quarter of 2006, we ceased allocating certain marketing and general and administrative expenses to our operating segments because these activities are managed separately from the business units. We do allocate certain marketing and general and administrative expenses to our Government Services business unit as these activities are managed within the business unit. We did not allocate the costs associated with our restructuring events across our operating segments for internal measurement purposes, given that the substantial majority of the restructuring costs were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. We did allocate the workforce reduction costs of $572,000 for the year ended December 31, 2006 associated with the United Kingdom’s 2006 restructuring plan due to the specific identification of the terminated employees to the Europe business unit. Management does not allocate stock-based compensation to the segments for the review of results for the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM and, therefore, we have not disclosed asset information for each operating segment.

The tables below present the service revenues and operating income attributable to these operating segments for the periods presented.

Service Revenues	2007	2006
	(In thousands)

North America	$357,084	$282,989
Government Services	23,151	15,952
Europe	166,203	106,641

Total Service Revenues	$546,438	$405,582

	2007	2006
	(In thousands)

Income From Continuing Operations before Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change
North America(1)	$83,574	$74,433
Government Services(1)	5,887	2,993
Europe(1)	45,339	28,965

Total Reportable Segments(1)	134,800	106,391
Less Reconciling Items(2)	(110,625)	(103,378)

Consolidated Income from Continuing Operations before Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change	$24,175	$3,013

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income in order to arrive at consolidated income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change include the following:

	2007	2006
	(In thousands)

Centrally managed functions	$87,887	$77,461
Restructuring and other related charges	32	1,340
Amortization of intangible assets	2,038	3,564
Stock-based compensation expense	17,996	12,410
Interest and other income, net	(5,900)	(6,167)
Unallocated expenses(3)	8,572	14,770

	$110,625	$103,378

(3)	Includes corporate portion of both selling and marketing and general and administrative expenses.

Service Revenues by Operating Segments

Consolidated service revenues for the year ended December 31, 2007, compared to the same period of 2006, increased 35% in U.S. dollars and 32% in local currency terms. Service revenues for our North America operating segment increased 26% for the year ended December 31, 2007 as compared to the same period of 2006. Service revenues for our Europe operating segment increased 56%, or 44% in local currency, for the year ended December 31, 2007 as compared to the same period of 2006. Service revenues for our Government Services operating segment increased 45% for the year ended December 31, 2007 as compared to the same period of 2006. The increases in all operating segments are a result of organic growth, as we continue to experience strong demand in all marketplaces.

Operating Income by Operating Segments

Our North America operating segment experienced an increase in operating profit of $9.1 million, or 12%, for the year ended December 31, 2007 compared to the same period of 2006. The increase in operating profit for the North America operating segment for 2007 compared to 2006 is a result of the 26% increase in service revenues in North America, combined with an increase in headcount of 25%, while the utilization rate for North America remained relatively constant. Our Europe operating segment experienced an increase in operating profit of $16.4 million, or 57%, for the year ended December 31, 2007 compared to the same period of 2006. The increase in operating profit for our Europe operating segment for 2007 compared to 2006 is a result of the 56% increase in service revenues in Europe, combined with a 15% increase in average headcount for 2007 compared to 2006. Utilization for the Europe operating segment increased 6 percentage points for 2007 compared to 2006. Our Government Services operating segment experienced an increase of $2.9 million, or 97%, for the year ended December 31, 2007 compared to the same period of 2006. The increase in operating profit for our Government Services operating segment for 2007 compared to 2006 is a result of the 45% increase in service revenue in Government Services, while the average headcount for Government Services remained relatively constant for 2007 compared to 2006.

Years Ended December 31, 2006 and 2005

Service Revenues

Our service revenues for 2006 and 2005 were as follows:

	Year Ended
	December 31,	December 31,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)

Service revenues	$405,582	$313,556	$92,026	29%

The year-over-year increase in our service revenues is primarily due to the continued strong growth in our North America business segment. The year-over-year increase attributable to our North American business segments was $88.6 million. In addition, North America includes twelve months of revenue in 2006 related to its 2005 acquisition of BIS, whereas only seven months are included in 2005, as BIS was acquired on June 1, 2005. The revenue increase in our European business units of $12.0 million was offset by a decrease in our Government Services revenue of $8.6 million. Total additional revenue in 2006 as a result of our PGI acquisition was approximately $28.9 million. The effects of foreign currency exchange rates accounted for 1 percentage point of the increase in service revenues in 2006 as compared to 2005. Our recurring revenues decreased to 33% of our service revenues in 2006 from 35% in 2005. Recurring revenues are revenue commitments of a year or more in which the client has committed spending levels to us or chosen us as an exclusive provider of certain services.

In 2006, our five largest clients accounted for approximately 25% of our revenues in the aggregate; one client accounted for 10% of such revenues and no other client accounted for more than 5% of such revenues. In 2005, our five largest clients accounted for approximately 26% of our revenues in the aggregate; one client accounted for more than 10% of such revenues.

Project Personnel Expenses

	Year Ended
	December 31,	December 31,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)

Project personnel expenses	$270,213	$187,082	$83,131	44%

Project personnel expenses as a percentage of service revenues	67%	60%	7%

The increase in project personnel expenses was due to an increase in the number of delivery people worldwide in 2006 compared to 2005, coupled with an increase of $4.8 million in stock-based compensation expense which was primarily a result of the adoption of SFAS No. 123R on January 1, 2006 and a full year of expense related to restricted stock units. Additionally, we experienced increased usage of third-party consultants and travel expenses during 2006 as compared to 2005. We ended 2006 with 4,223 delivery people, 2,697 of which were India-based, compared to 2,495 delivery people, 1,354 of which were India-based, at the end of 2005.

Selling and Marketing Expenses

	Year Ended
	December 31,	December 31,		Percentage
	2006	2005	Decrease	Decrease
	(In thousands, except percentages)

Selling and marketing expenses	$24,025	$13,718	$10,307	75%

Selling and marketing expenses as a percentage of service revenues	6%	4%	2%

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

General and Administrative Expenses

	Year Ended
	December 31,	December 31,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)

General and administrative expenses	$109,022	$84,725	$24,297	29%

General and administrative expenses as a percentage of service revenues	27%	27%	—

General and administrative expenses increased in absolute dollars for 2006 compared to 2005. The increase was due to the increased salaries and employee benefits associated with increased headcount to support our worldwide growth in revenues and billable headcount, $8.1 million in stock-based compensation review and restatement expenses, and an increase of approximately $2.8 million of stock-based compensation which was primarily a result of the adoption of SFAS No. 123R and a full year of compensation expense related to restricted stock units. Additionally, depreciation expense increased by $3.6 million, primarily as a result of our expansion in India. The number of general and administrative personnel increased to 661 at the end of 2006, of which 439 were India based, compared to 465, 233 of which were India based at the end of 2005. The additions in 2006, were primarily in finance, hiring and administrative groups.

Our general and administrative expenses include a foreign currency transaction gain of approximately $244,000 in 2006, compared to a foreign currency transaction loss of approximately $1.3 million in 2005. These gains and losses were related primarily to intercompany foreign currency translations that were of a short-term nature.

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

Interest and Other Income

Interest and other income is derived primarily from investments in U.S. government securities, corporate debt securities, auction rate securities, commercial paper, time deposits, money market funds and insurance proceeds.

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

Provision for (Benefit from) Income Taxes

We have deferred tax assets that have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of net operating losses incurred from 2001 through 2003, and uncertainty as to the extent, and timing of profitability in future periods; in the United States, we have continued to record a valuation allowance against our deferred tax assets of $119.0 million at December 31, 2006. For the years ended December 31, 2006 and 2005, we recorded an income tax provision (benefit) of approximately $4.4 million and ($612,000) respectively. Our income tax provision is primarily related to foreign, federal alternative minimum tax and state tax obligations. As of December 31, 2006, and reflected in the tax provision, is a deferred tax liability of approximately $1.1 million that has been recorded as a result of the goodwill acquired in connection with the BIS and PGI acquisition. See Note 3 of the Consolidated Financial Statements.

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

Beginning in the first quarter of 2006, we do not allocate certain marketing and general and administrative expenses to our operating segments because these activities are managed separately from the business units. We do allocate certain marketing and general and administrative expenses to our Government Services business unit as these activities are managed within the business unit. We did not allocate the costs associated with our restructuring events across our operating segments for internal measurement purposes, given that the substantial majority of the restructuring costs were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. We did allocate the workforce reduction costs of $572,000 for the year ended December 31, 2006 associated with the United Kingdom’s 2006 restructuring plan due to the specific identification of the terminated employees to the Europe business unit. Management does not allocate stock-based compensation to the segments for the review of results for the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM and, therefore, we have not disclosed asset information for each operating segment.

The tables below present the service revenues and operating income attributable to these operating segments for the periods presented.

	2006	2005
	(In thousands)

Service Revenues

North America	$282,989	$194,372
Government Services	15,952	24,558
Europe	106,641	94,626

Total Service Revenues	$405,582	$313,556

	2006	2005
	(In thousands)

Income From Continuing Operations before Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change
North America(1)	$74,433	$71,840
Government Services(1)	2,993	11,404
Europe(1)	28,965	28,810

Total Reportable Segments(1)	106,391	112,054
Less Reconciling Items(2)	(103,378)	(87,228)

Consolidated Income from Continuing Operations before
Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change	$3,013	$24,826

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income in order to arrive at consolidated income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change include the following:

	2006	2005
	(In thousands)

Centrally managed functions	$77,461	$79,564
Restructuring and other related charges	1,340	6,374
Amortization of intangible assets	3,564	1,104
Stock-based compensation expense	12,410	2,058
Interest and other income, net	(6,167)	(4,273)
Unallocated expenses(3)	14,770	2,401

	$103,378	$87,228

(3)	Includes corporate portion of both selling and marketing and general and administrative expenses.

Service Revenues by Operating Segments

Consolidated service revenues for 2006 compared to 2005, increased 29% in both U.S. dollars and in local currency terms. All of the reportable operating segments recorded increased service revenues during this period except for Government Services. The increase in our North America and Europe business units for 2006 compared to 2005, was primarily due to continued demand from new and existing clients coupled with the acquisition of BIS in the North America operating segment. Our Government Services business unit service revenue decreased for 2006 compared to 2005, due to a general slowing in the signing of new business.

Operating Income by Operating Segments

All of our reportable segments had profitable operating results for 2006. Operating income for our North America and European operating segments increased slightly during 2006, compared to 2005, primarily due to sustained revenue growth from new and existing clients. Our Government Services operating segment did not have improved operating results for 2006 compared to 2005. Lower operating results in Government Services is primarily due to a decrease in average utilization rates resulting from lower than expected service revenues.

Liquidity and Capital Resources

During 2007 and 2006 we funded our operations from cash flows generated from operations. We invest our excess cash predominantly in instruments that are investment grade securities including corporate debt securities and auction rate securities. At December 31, 2007, we had approximately $178.1 million in cash, cash equivalents, restricted cash and marketable investments, compared to $128.8 million at December 31, 2006. This increase was primarily due to cash flow from operations of $58.2 million in 2007.

We have deposited approximately $1.8 million with various banks as collateral for letters of credit and performance bonds, and have classified this cash as restricted on our consolidated balance sheet at December 31, 2007.

At December 31, 2007, we had the following contractual obligations:

	Payments Due By Period
	Less Than	1 - 3	3 - 5	More Than
	One Year	Years	Years	5 Years	Total
			(In thousands)

Operating leases	$10,500	$14,432	$5,657	$3,834	$34,423
Cash outlays for restructuring and other related activities(1)	3,054	3,009	2,725	2,252	11,040
Purchase obligations(2)	935	305	—	—	1,240
Uncertain tax provisions	—	4,848	—	—	4,848

Total	$14,489	$22,594	$8,382	$6,086	$51,551

(1)	Cash outlays for restructuring and other related activities include minimum future lease and related payments for excess facilities, net of estimated sublease income of $13.7 million under existing arrangements, excluding expected sublease arrangements of approximately $1.1 million.

(2)	Purchase obligations represent minimum commitments due to third parties, including subcontractor agreements, telecommunication contracts, IT maintenance contracts in support of internal use software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties, have been excluded. Amounts presented also exclude accounts payable and accrued expenses at December 31, 2007.

Cash provided by operating activities was $58.2 million for 2007, primarily attributable to net income of $15.2 million, adjusted for an increase in accrued compensation of $18.2 million, a decrease in unbilled revenues of $1.7 million and net non-cash charges of $34.8 million, including $17.3 million of depreciation and amortization, $18.0 million of stock-based compensation expense, and a $1.4 million recovery of allowance for doubtful accounts, offset by increases in our accounts receivable of $3.7 million, a decrease in prepaid expenses and other current assets of $1.0 million, a decrease in accounts payable of $3.3 million and a decrease of accrued restructuring costs of $4.6 million. Days sales outstanding (“DSO”) is calculated based on actual total revenue for the three months ended December 31, 2007 and 2006 and accounts receivable, net, adjusted for unbilled revenues on contracts and deferred revenues on contract balances as of December 31, 2007 and 2006. Our DSO, net decreased from 70 days for 2006 to 57 days for 2007.

Cash used in investing activities was $26.2 million for 2007. This was due primarily to purchases of property and equipment and cost of internally developed software of $20.4 million, and net purchases of marketable securities of $5.8 million.

Cash provided by financing activities was $6.7 million in 2007, as $11.1 million of proceeds from stock option and purchase plans was partially offset by $4.4 million of repurchases of the Company’s common stock and $0.1 million of principal payments under capital lease obligations.

Consistent with prior years, the Company expects its first quarter 2008 operating cash flow to be negative, primarily due to the annual performance bonuses it expects to pay in the first quarter of 2008.

Commencing on February 13, 2008, certain Auction Rate Securities (“ARS”) that we hold experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue that could result in either temporary or other-than-temporary impairments of our ARS holdings, which totaled $28.2 million (of which $12.6 million have failed) as of February 28, 2008 (the $13.4 million difference between the $41.6 million of ARSs held at December 31, 2007 and the $28.2 million held as of February 28, 2008, represents successful sales of these securities at par value). The Company has the ability and intent to hold these securities until a successful auction occurs and the ARSs are liquidated at par value. If in the future we determine that any decline in value of the ARSs is other-than-temporary, we would have to recognize the loss in our statement of operations, which could have a material impact on our operating results in the period it is recognized. Further, as the funds associated with the ARSs may not be accessible for in excess of twelve months because of continued failed auctions or our inability to find a buyer outside of the auction process, we may classify these securities as long-term assets in our consolidated balance sheet as of March 31, 2008, or thereafter.

Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

We believe that our existing cash and other short-term investments will be sufficient to meet our working capital and capital expenditure requirements and expected cash outlay for our previously recorded restructuring activities for at least the next 12 months.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of the provisions of Statement No. 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis is not anticipated to materially impact the company’s consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. If the fair value option is elected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date. Upon initial adoption of this Statement an entity is permitted to elect the fair value option for available-for-sale and held-to-maturity securities previously accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The effect of reclassifying those securities into the trading category should be included in a cumulative-effect adjustment of retained earnings and not in current-period earnings and should be separately disclosed. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We have not yet determined the effect, if any, that the application of SFAS No. 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, including contingent consideration, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations occurring in fiscal years beginning after December 31, 2008. We are currently evaluating the impact, if any, adopting SFAS No. 141R will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. We are currently evaluating the impact, if any, SFAS No. 160 will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We account for our investment instruments in accordance with SFAS No. 115, Accounting for Investments in Debt and Equity Securities. All of our cash and cash equivalents and marketable securities are treated as “available for sale” under SFAS No. 115. Our marketable securities include corporate debt securities, municipal bonds, certificates of deposit and auction rate securities.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. However because we classify our debt securities as “available for sale”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other than temporary. Should interest rates fluctuate by 10 percent, the change in value of our marketable securities would have been insignificant as of December 31, 2007 and our interest income would have changed by approximately $0.6 million for our fiscal year 2007.

Our marketable securities portfolio, which totaled $57.7 million at December 31, 2007, includes Auction Rate Securities (“ARS”) of $41.6 million from various issuers collateralized by student loans and municipal debt. ARSs are securities with long-term contractual maturities but with interest rates that are reset every seven to thirty-five days by auctions. At the end of each reset period, investors can sell or continue to hold the securities at par. On February 13, 2008, certain ARSs that we hold experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue that could result in either temporary or other-than-temporary impairments of our ARS holdings, which totaled $28.2 million (of which $12.6 million have failed) as of February 28, 2008 (the $13.4 million difference between the $41.6 million of ARSs held at December 31, 2007 and the $28.2 million held as of February 28, 2008, represents successful sales of these securities at par value). The Company has the ability and intent to hold these securities until a successful auction occurs and the ARSs are liquidated at par value. If in the future we determine that any decline in value of the ARSs is other-than-temporary, we would have to recognize the loss in our statement of operations, which could have a material impact on our operating results in the period it is recognized. Further, as the funds associated with the ARSs may not be accessible for in excess of twelve months because of continued failed auctions or our inability to find a buyer outside of the auction process, we may classify these securities as long-term assets in our consolidated balance sheet as of March 31, 2008, or thereafter.

The net consideration in connection with our BIS acquisition in June 2005 included the issuance of 409,357 shares of common stock, of which 313,943 shares carry an embedded put and call option feature. The put feature could require us to purchase up to 134,995 of the issued shares for an aggregate price of approximately $290,000 as of December 31, 2007. During 2006 and 2007, the put feature related to 89,474 shares per year, expired. As the potential redemption is outside of our control, the potential future cash obligation associated with the put option has been classified outside of permanent equity in the accompanying consolidated balance sheets. The put option expires on June 1, 2008. As of December 31, 2007, 134,995 shares are subject to the put option feature. See Note 3 of the Consolidated Financial Statements.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates because a significant portion of our revenues, expenses, assets, and liabilities are denominated in currencies other than the U.S. dollar, primarily the British pound, the Euro, the Indian rupee and the Canadian dollar. These exposures may change over time as business practices evolve.

For the year ended December 31, 2007, approximately 38% of our revenues and approximately 42% of our operating expenses were denominated in foreign currencies, as compared to 34% and 36%, respectively, during the year ended December 31, 2006. In addition, 43% of our assets and 47% of our liabilities were subject to foreign currency exchange fluctuations at December 31, 2007, as compared to 37% and 33%, respectively, at December 31, 2006. We also have assets and liabilities in certain entities that are denominated in currencies other the entity’s functional currency.

Roughly 16% of our operating expenses for the year ended December 31, 2007 were denominated in Indian Rupees. Because we have minimal associated revenues in Indian Rupees, any movement in the exchange rate between the U.S. dollar and the Indian Rupee could have a significant impact on our operating expenses and operating profit. We manage this exposure through a risk management program that partially mitigates our exposure to operating expenses denominated in the Indian Rupee, and that includes the use of derivative financial instruments which are not designated as accounting hedges under SFAS No. 133. As of December 31, 2007 we had forward contracts outstanding in the notional amount of approximately $12.7 million at December 31, 2007. Because these instruments are zero-cost option collars that are settled on a net basis with the bank, we have not recorded the gross underlying notional amounts in our assets and liabilities as of December 31, 2007. During 2007 we recognized approximately $27,000 of realized losses on these instruments and as of December 31, 2007 we had net unrealized gains of approximately $11,000 recorded in general and administrative expenses related to open positions as of the balance sheet date.

The Company also performed a sensitivity analysis of the possible loss that could be incurred on these contracts as a result of movements in the Indian Rupee. Changes of 1%, 3% and 5% of the underlying average exchange rate of our unsettled positions as of December 31, 2007 would result in maximum losses on these positions of $0, $87,000, and $558,000, respectively. Positions expire in January and February of 2008 and therefore, any losses in respect to these positions after December 31, 2007 would be recognized in the three months ending March 31, 2008.

For a discussion of the risks we face as a result of foreign currency fluctuations, please see “Risk Factors” in Part I, Item 1A and — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7.

Item 8.	Financial Statements and Supplementary Data

SAPIENT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Sapient Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sapient Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

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

/s/ PricewaterhouseCoopers LLP

Boston Massachusetts
February 29, 2008

SAPIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$118,697	$75,022
Marketable securities	57,667	51,859
Restricted cash, current portion	458	551
Accounts receivable, less allowance for doubtful accounts of $956 and $2,573 at December 31, 2007 and 2006, respectively	82,413	75,402
Unbilled revenues	33,403	34,201
Deferred tax assets, current portion	1,557	815
Prepaid expenses	8,054	5,955
Other current assets	13,109	13,795

Total current assets	315,358	257,600
Restricted cash, net of current portion	1,294	1,338
Property and equipment, net	34,914	27,623
Purchased intangible assets, net	5,512	7,550
Goodwill	40,544	38,929
Deferred tax assets, net of current portion	5,164	5,085
Other assets	4,818	3,939

Total assets	$407,604	$342,064

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,264	$9,818
Accrued expenses	46,298	42,147
Accrued compensation	54,203	33,077
Accrued restructuring costs, current portion	3,584	3,867
Income taxes payable	1,107	4,921
Deferred revenues, current portion	13,701	14,871

Total current liabilities	126,157	108,701
Accrued restructuring costs, net of current portion	7,689	11,741
Deferred revenues, net of current portion	577	865
Other long-term liabilities	12,332	5,780

Total liabilities	146,755	127,087
Commitments and contingencies (Note 14)
Redeemable common stock, par value $0.01 per share, 134,995 and 224,469 issued
and outstanding at December 31, 2007 and 2006, respectively	290	480
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 authorized and none issued at December 31, 2007 and 2006	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 131,785,458 shares issued at December 31, 2007 and 2006	1,318	1,318
Additional paid-in capital	564,878	547,369
Treasury stock, at cost, 6,072,232 and 8,489,614 shares at December 31, 2007 and 2006, respectively	(24,240)	(30,673)
Accumulated other comprehensive income	12,686	5,782
Accumulated deficit	(294,083)	(309,299)

Total stockholders’ equity	260,559	214,497

Total liabilities, redeemable common stock and stockholders’ equity	$407,604	$342,064

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Revenues:
Service revenues	$546,438	$405,582	$313,556
Reimbursable expenses	19,551	16,061	13,542

Total gross revenues	565,989	421,643	327,098

Operating expenses:
Project personnel expenses	372,363	270,213	187,082
Reimbursable expenses	19,551	16,061	13,542

Total project personnel expenses and reimbursable expenses	391,914	286,274	200,624
Selling and marketing expenses	33,113	24,025	13,718
General and administrative expenses	120,617	109,022	84,725
Restructuring and other related charges	32	1,912	6,374
Amortization of intangible assets	2,038	3,564	1,104

Total operating expenses	547,714	424,797	306,545

Income (loss) from operations	18,275	(3,154)	20,553
Other income, net	422	1,929	92
Interest income, net	5,478	4,238	4,181

Income from continuing operations before income taxes, discontinued
operations and cumulative effect of accounting change	24,175	3,013	24,826
Provision for (benefit from) income taxes:
Provision for income taxes	8,959	4,432	3,677
Benefit from release of valuation allowance	—	—	(4,289)

Provision for (benefit from) income taxes	8,959	4,432	(612)

Income (loss) from continuing operations before discontinued
operations and cumulative effect of accounting change	15,216	(1,419)	25,438
(Loss) income from discontinued operations	—	(433)	961
Gain on disposal of discontinued operations (net of tax provision of $342)	—	4,834	—

Income before cumulative effect of accounting change	15,216	2,982	26,399
Cumulative effect of accounting change	—	154	—

Net income	$15,216	$3,136	$26,399

Basic income (loss) per share from continuing operations	$0.12	$(0.01)	$0.20

Diluted income (loss) per share from continuing operations	$0.12	$(0.01)	$0.20

Basic net income per share	$0.12	$0.03	$0.21

Diluted net income per share	$0.12	$0.03	$0.20

Weighted average common shares	124,180	123,692	124,725
Weighted average dilutive common share equivalents	3,711	—	5,034

Weighted average common shares and dilutive common share equivalents	127,891	123,692	129,759

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

								Accumulated
			Additional					Other		Total
	Common Stock		Paid-	Treasury Stock		Deferred	Comprehensive	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	In Capital	Shares	Amount	Compensation	Income	Income	Deficit	Equity
	(In thousands)

Balance at December 31, 2004	130,478	$1,304	$525,293	(6,218)	$(7,251)	(875)		$4,087	$(338,834)	$183,724

Shares issued under stock option and purchase plans	—	—	4,107	1,813	3,064	—		—	—	7,171
Issuance of restricted stock units, net	—	—	10,994	—	2,546	(13,540)		—	—	—
Vesting of restricted stock, net	—	—	(301)	54	20	281		—	—	—
Repurchase of common stock	—	—	—	(3,010)	(17,594)	—		—	—	(17,594)
Stock-based compensation expense	—	—	(152)	—	—	2,207		—	—	2,055
Tax benefits from employee stock plans	—	—	62	—	—	—		—	—	62
Issuance of common stock and redeemable common stock in connection with acquisition	—	—	2,025	409	614	—		—	—	2,639
Comprehensive income:
Net income	—	—	—	—	—	—	26,399	—	26,399	26,399
Other comprehensive income:
Currency translation adjustments	—	—	—	—	—	—	(3,261)	(3,261)	—	(3,261)
Net unrealized gain on investments	—	—	—	—	—	—	225	225	—	225
Total comprehensive income	—	—	—	—	—	—	$23,363	—	—	—

Balance at December 31, 2005	130,478	$1,304	$542,028	(6,952)	$(18,601)	$(11,927)		$1,051	$(312,435)	$201,420

Elimination of deferred compensation upon adoption of SFAS No. 123R	—	—	(11,927)	—	—	11,927		—	—	—
Cumulative effect of accounting change upon adoption of SFAS No. 123R	—	—	(154)	—	—	—		—	—	(154)
Shares issued under stock option and purchase plans	—	—	446	1,610	5,060	—		—	—	5,506
Stock-based compensation expense	—	—	10,723	288	977	—		—	—	11,700
Repurchase of common stock	—	—	—	(3,436)	(18,109)	—		—	—	(18,109)
Tax benefits from stock plans	—	—	220	—	—	—		—	—	220
Issuance of common stock in connection with
acquisition	1,307	14	5,842	—	—	—		—	—	5,856
Reclassification of redeemable common stock (See Note 3)	—	—	191	—	—	—		—	—	191
Comprehensive income:
Net income	—	—	—	—	—	—	3,136	—	3,136	3,136
Other comprehensive income:
Currency translation adjustments	—	—	—	—	—	—	4,266	4,266	—	4,266
Net unrealized gain on investments	—	—	—	—	—	—	465	465	—	465

Total comprehensive income	—	—	—	—	—	—	$7,867	—	—	—

Balance at December 31, 2006	131,785	$1,318	$547,369	(8,490)	$(30,673)	$—		$5,782	$(309,299)	$214,497

Shares issued under stock option and purchase plans	—	—	2,134	2,565	8,934	—		—	—	11,068
Vesting of restricted stock, net			(3,216)	555	1,894					(1,322)
Stock-based compensation expense	—	—	17,996	—	—	—		—	—	17,996
Repurchase of common stock	—	—	—	(702)	(4,395)	—		—	—	(4,395)
Reclassification of redeemable common stock (See Note 3)	—	—	190	—	—	—		—	—	190
Tax benefit from employee stock option plans	—	—	405	—	—	—		—	—	405
Comprehensive income:
Net income	—	—	—	—	—	—	15,216	—	15,216	15,216
Other comprehensive income:
Currency translation adjustments	—	—	—	—	—	—	6,882	6,882	—	6,882
Net unrealized gain on investments	—	—	—	—	—	—	22	22	—	22

Total comprehensive income	—	—	—	—	—	—	$22,120	—	—	—

Balance at December 31, 2007	131,785	$1,318	$564,878	(6,072)	$(24,240)	$—		$12,686	$(294,083)	$260,559

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$15,216	$3,136	$26,399
Adjustments to reconcile net income to net cash provided by operating activities:
Loss recognized on disposition of fixed assets	72	128	235
Unrealized gain on hedge positions	(11)	—	—
Depreciation expense	15,300	10,016	6,398
Amortization of purchased intangible assets	2,038	3,564	1,104
Deferred income taxes	782	508	236
Income tax benefit from release of valuation allowance	—	—	(4,289)
(Recovery of) provision for allowance for doubtful accounts, net	(1,426)	1,776	(733)
Tax benefits from employee stock option plans	—	—	62
Stock-based compensation expense	17,996	12,410	2,058
Non-cash restructuring costs	—	—	130
Gain on disposal of discontinued operations	—	(4,834)	—
Cumulative effect of accounting change	—	(154)	—
Changes in operating assets and liabilities, net of acquisitions and disposition:
Accounts receivable	(3,676)	(6,993)	(8,594)
Unbilled revenues	1,726	(16,075)	(947)
Prepaid expenses	(1,823)	1,473	(1,521)
Other current assets	776	(8,835)	178
Other assets	(499)	(3,172)	34
Accounts payable	(3,342)	122	(724)
Accrued expenses	2,064	20,733	(629)
Accrued compensation	18,180	5,896	7,086
Accrued restructuring costs	(4,572)	(5,724)	(3,139)
Income taxes payable	(3,802)	646	130
Deferred revenues	(1,922)	2,680	(2,118)
Other long-term liabilities	5,124	899	1,024

Net cash provided by operating activities	58,201	18,200	22,380

Cash flows from investing activities:
Cash paid for acquisitions, including transaction costs, net of cash received	(883)	(27,655)	(13,334)
Cash received for sale of discontinued operations, net, and payment to
minority stockholders	436	5,276	—
Purchases of property and equipment and cost of internally developed software	(20,361)	(14,333)	(14,473)
Sales and maturities of marketable securities	103,637	151,511	63,559
Purchases of marketable securities	(109,423)	(116,451)	(47,435)
Restricted cash	360	(223)	4,844

Net cash used in investing activities	(26,234)	(1,875)	(6,839)

Cash flows from financing activities:
Principal payments under capital lease obligations	(106)	(135)	—
Tax benefit on employee stock option plans	182	—	—
Proceeds from stock option and purchase plans	11,068	5,506	7,171
Repurchases of common stock	(4,395)	(18,109)	(17,594)

Net cash provided by(used in) financing activities	6,749	(12,738)	(10,423)

Effect of exchange rate changes on cash and cash equivalents	4,959	1,487	(1,949)

Increase in cash and cash equivalents	43,675	5,074	3,169
Cash and cash equivalents, at beginning of year	75,022	69,948	66,779

Cash and cash equivalents, at end of year	$118,697	$75,022	$69,948

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

Sapient Corporation (“Sapient” or the “Company”), a global services firm, helps clients compete, evolve and grow in an increasingly complex marketplace. The Company markets its services through two primary areas of focus — Sapient Interactive and Sapient Consulting — positioned at the intersection of marketing, business and technology. Sapient Interactive provides brand and marketing strategy, creative work, web design and development and emerging media expertise. Sapient Consulting provides business and information technology (“IT”) strategy, process and system design, program management, custom development and package implementation, systems integration and outsourced services, including testing, maintenance and support. Headquartered in Cambridge, Massachusetts, Sapient maintains a global presence with offices across the United States and Canada, and in the United Kingdom, Germany, Sweden, the Netherlands, and India.

(2)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned, controlled subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash flows of non-U.S. subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars using average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the consolidated statements of cash flows during the period.

Gains (losses) from foreign currency transactions of approximately ($727,000), $244,000 and ($1.3) million are included in general and administrative expenses in the consolidated statements of operations for the years-ended December 31, 2007, 2006 and 2005, respectively.

(d)	Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, from the date of purchase, cash equivalents.

(e)	Marketable Securities

The Company classifies its marketable securities as available-for-sale, and carries them at fair market value. Changes in fair value subsequent to the balance sheet date are recorded in the period they occur. The difference between amortized cost and fair market value, net of tax effect, is recorded as a separate component of stockholders’ equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Accretion and amortization of discounts and premiums for all securities are included in interest income. Realized gains and losses from sales of available-for-sale securities were not material for any period presented. The Company considers available evidence, including the duration and extent to which declines in fair value compares to cost in determining whether the unrealized loss is “other-than-temporary.” If the decline is considered other than temporary, the unrealized loss is removed from other comprehensive income (loss) and recorded as other expense in the consolidated statement of operations.

Our marketable securities include corporate debt, municipal bonds, certificates of deposit, time deposits and auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par.

The fair value of our investments and/or marketable securities is generally determined from quoted market prices received from pricing services based upon market transactions at fair value. We also have investments in auction rate securities collateralized by student loans and municipal debt. The Company’s auction rate securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset through an auction process every seven to thirty-five days. This auction mechanism generally allows existing investors to roll over their holding and continue to own their securities or liquidate their holdings by selling their securities at par value. Because of these short intervals between interest reset dates, we monitor the auctions to ensure they are successful which provides evidence that these investments that are carried at par value approximates their fair value. To the extent an auction were to fail and the securities were not liquid, we would need to seek other alternatives to determine the fair value of these securities which may not be based on quoted market transactions. We did not need to seek alternative methods of valuation for our auction rate securities held as of December 31, 2007 as all of our auction rate securities had successful auctions up to December 31, 2007 as well as in January 2008.

Commencing on February 13, 2008, certain ARSs that we hold began to experience failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue that could result in either temporary or other-than-temporary impairments of our ARS holdings, which totaled $28.2 million (of which 12.6 million have failed) as of February 28, 2008 (the $13.4 million difference between the $41.6 million of ARSs held at December 31, 2007 and the $28.2 million held as of February 28, 2008, represents

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

successful sales of these securities at par value). The Company has the ability and intent to hold these securities until a successful auction occurs and the ARSs are liquidated at par value. If in the future we determine that any decline in value of the ARSs is other-than-temporary, we would have to recognize the loss in our statement of operations, which could have a material impact on our operating results in the period it is recognized. Further, as the funds associated with the ARSs may not be accessible for in excess of twelve months because of continued failed auctions or our inability to find a buyer outside of the auction process, we may classify these securities as long-term assets in our consolidated balance sheet as of March 31, 2008, or thereafter.

Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

(f)	Financial Instruments and Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable and accrued expenses.

The Company performs credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses and such losses have been within management’s expectations. During both 2007 and 2006, one customer, Sprint Nextel, accounted for greater than 10% of service revenues. No customer’s accounts receivable balance exceeded 10% of total accounts receivable as of December 31, 2007 or 2006.

The fair market values of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, accrued expenses and income taxes payable at both December 31, 2007 and 2006 approximate their carrying amounts.

(g)	Derivative Financial Instruments

Derivative financial instruments are used by the Company principally in the management of its foreign currency exposures. The Company does not hold or issue derivative financial instruments for speculative purposes.

The Company records all derivative instruments on the balance sheet at fair value. Changes in a derivative’s fair value are recognized in earnings unless specific hedge criteria are met. The Company’s derivative instruments consist of foreign currency options.

During 2007, the Company’s realized losses related to foreign currency derivative instruments were not material. As of December 31, 2007, the Company had foreign currency option positions with a total notional value of $12.6 million. These option positions settle in the three month period ended March 31, 2008. As of December 31, 2007, the Company had recorded an unrealized gain of $11,000 in the consolidated statement of income related to these instruments. None of the Company’s hedges qualified for hedge accounting. There we no derivatives instruments used by the Company during the year ended December 31, 2006.

(h)	Property and Equipment

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i)	Costs Incurred to Develop Computer Software for Internal Use

The Company accounts for costs incurred to develop computer software for internal use in accordance with AICPA Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). As required by SOP 98-1, the Company capitalizes costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are typically amortized over the estimated life of the software, typically three years. The capitalization and ongoing assessment of recoverability of development cost requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. Capitalized software is included in property and equipment.

During 2007, the Company capitalized costs of $4.1 million primarily related to a human resource management system, of which $3.0 million relates to costs associated with software developed for internal use that was placed into service during 2007. The remaining $1.1 million relates to costs associated with the development of software for internal use not yet placed into service as of December 31, 2007. During 2006, the Company capitalized costs of $3.3 million, primarily related to internal financial systems and human resource management related systems and upgrades, of which $2.5 million relates to costs associated with software developed for internal use that was placed into service during 2006. The remaining $819,000 relates to costs associated with the development of software for internal use placed into service during 2007. During 2005, the Company capitalized costs of $2.8 million, primarily related to internal financial systems and human resource management related systems and upgrades, of which $1.4 million relates to costs associated with software developed for internal use that was placed into service during 2005. The remaining $1.4 million relates to costs associated with the development of software for internal use placed into service during 2006. The capitalized costs placed in service during 2007, 2006 and 2005 are being amortized over three years. Amortization expense for costs incurred to develop computer software for internal use totaled $2.1 million, $616,000, and $200,000 during 2007, 2006, and 2005 respectively.

(j)	Costs Incurred to Sell, Lease, or Otherwise Market Computer Software

The Company accounts for research and development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”). SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. The Company has determined that technological feasibility for its software products is reached after all high-risk development issues have been resolved through coding and testing. This is generally shortly before the products are released. Unamortized capitalized software costs, included in property and equipment, net on the consolidated balance sheet, as of December 31, 2007 and 2006 were approximately $1.0 million and $846,000 respectively. Amortization expense totaled approximately $415,000 and $395,000 for the years-ending December 31, 2007 and 2006, respectively, and is included in project personnel expenses. There were no amounts capitalized for under SFAS 86, prior to the acquisition of PGI (see note 3).

(k)	Goodwill and Purchased Intangible Assets

Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. Following the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) goodwill is no longer amortized, but instead assessed for impairment on at least an annual basis in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors the Company considers important which could trigger an impairment review include:

•	significant underperformance relative to historical or projected future operating results;

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s segments are identified in Note 19, “Segment Reporting,” and the Company’s goodwill is only allocated to North America, for which the reporting unit and the reportable segment are the same. Assets and liabilities, including goodwill, were allocated to reporting units based on factors such as specific identification and percentage of revenue. To conduct a goodwill impairment test, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, an impairment loss is recorded to the extent that the carrying value of goodwill exceeds its implied fair value. Management estimates the fair value of its’ reporting units using discounted cash flow valuation models.

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

(l)	Valuation of Long-lived Assets

Long-lived assets primarily include property and equipment and intangible assets with finite lives (purchased software, capitalized software, and purchased intangible assets). Long-lived assets are reviewed on a regular basis for the existence of facts and circumstances that may suggest that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated undiscounted future cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

(m)	Revenue Recognition and Allowance for Doubtful Accounts

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

The Company recognizes revenues from its fixed-price technology implementation consulting contracts using the percentage-of-completion method pursuant to SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. Revenues generated from fixed-price non-technology implementation contracts, except for support and maintenance contracts, are recognized based upon a proportional performance model in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. The Company’s percentage-of-completion method and proportional performance methods of accounting calculate revenue based on the percentage of labor incurred to estimated total labor. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of an arrangement can be made, based on historical experience and milestones set in the contract. Revenue from time-and-material contracts is recognized as services are provided. In situations where time and materials contracts require deliverables and provide for a ceiling on fees that can be charged, the arrangement is recognized as time and materials are incurred unless fees are estimated to exceed the ceiling, in which case revenue

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognition will be based on the proportional performance method. Revenue generated from staff augmentation, support and maintenance arrangements are recognized ratably over the arrangement’s term.

The Company’s project delivery and business unit finance personnel continually review labor incurred and estimated total labor, which may result in revisions to the amount of recognized revenue under an arrangement. Certain arrangements provide for revenue to be generated based upon the achievement of certain performance standards. Revenue related to the achievement of performance standards was immaterial during 2007, 2006 and 2005.

Revenues from arrangements with multiple elements are allocated based on the fair value of the elements in accordance with Emerging Issues Task Force Issue No. 00-21 (“EITF No. 00-21”), Revenue Arrangements with Multiple Deliverables. For these arrangements, all deliverables in the arrangement are evaluated to determine whether they represent separate units of accounting. Fair value is determined based on reliable evidence of the fair value of each deliverable. Revenues are recognized in accordance with generally accepted accounting principles for the separate elements when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially under the Company’s control. This evaluation is performed at the inception of the arrangement and as each item in the arrangement is delivered. The evaluation involves significant judgments regarding the nature of the services and deliverables being provided, whether these services and deliverables can reasonably be divided into the separate units of accounting and the fair value of the separate elements determined.

Revenues related to digital marketing media sales are recorded as the net amount of our gross billings less pass-through expenses charged to a client. In most cases, the amount that is billed to clients significantly exceeds the amount of revenue that is earned and reflected in the Company’s financial statements, because of various pass-through expenses such as production and media costs. In compliance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent , (“EITF No. 99-19”) the Company assesses whether the agency or the third-party supplier is the primary obligor. The terms of client agreements are evaluated as part of this assessment. In addition, the Company gives appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. Because Sapient broadly operates as an advertising agency based on its primary lines of business and given the industry practice to generally record revenue on a net versus gross basis, the Company believes that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, revenue is recorded net of pass-through charges when management believes the key indicators of the business suggest that the Company generally act as an agent on behalf of its clients in its primary lines of business. In those businesses where the key indicators suggest Sapient acts as a principal, the Company records the gross amount billed to the client as revenue.

Marketing services that are provided in exchange for monthly retainer fees and license fees and are recognized as the monthly services are provided. Revenue from offline printing and production services are recognized at the time title of the related items transfers to the customer, provided that all other revenue recognition criteria have been met.

If the resources required or the scope of work to be performed for an arrangement cannot be accurately estimated, or if the project is not managed properly within the planned time period, then a loss, or lower profitability on the arrangement may be recorded. Provisions for estimated losses on uncompleted arrangements are made on an arrangement-by-arrangement basis and are recognized in the period in which such losses are identified. The Company has committed unanticipated additional resources to complete projects in the past, which has resulted in lower than anticipated profitability or losses on those arrangements. Management expects that it will experience similar situations in the future. In addition, the Company may fix the price for some projects at an early stage of the process, which could result in a fixed-price that is too low and, therefore, a corrected estimation could adversely affect the Company’s business, financial condition and results of operations.

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

(n)	Stock-Based Compensation

At December 31, 2005, the Company had multiple stock-based compensation plans, which are described more fully in Note 15. Effective January 1, 2006, Sapient adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the modified prospective application transition method and therefore has not restated prior periods’ results for the application of SFAS No. 123R. Under this transition method, stock-based compensation expense for 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

Prior to January 1, 2006, Sapient provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”), as if the fair value method defined by SFAS No. 123, had been applied to its stock-based compensation.

The Company’s unearned stock-based compensation balance of $11.9 million as of January 1, 2006, which was accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), was reclassified against additional paid-in-capital upon the adoption of SFAS No. 123R. The unearned stock-based compensation balance was from the issuance of awards in the form of restricted shares awards (“Restricted Stock”), in the form of units of stock purchase rights (“Restricted Units”), (collectively referred to as “Restricted Awards”) and discounted stock option grants, which have been accounted for based on the intrinsic value on the date of grant. The unrecognized expense of restricted awards and employee stock option awards not yet vested at December 31, 2005 will be recognized as expense in operations in the periods after that date, based on their fair value which was determined under the original provisions of SFAS No. 123.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if the Company had accounted for all its employee stock options under the fair value method of the original SFAS No. 123. The impact of applying SFAS No. 123 pro forma compensation costs are not likely to be representative of the effects reported in net income in accordance with SFAS No. 123R. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation to the year ended December 31, 2005:

For the Twelve
Months Ended
December 31, 2005

Net income	$26,399
Add back: APB 25 compensation expense, net of tax effects	2,058
Deduct: FAS 123 historical compensation expense, net of tax effects	(12,606)

Net income — FAS 123 pro forma	$15,851

Net income per share:
Basic	$0.21

Diluted	$0.20

Pro forma net income per share
Basic	$0.13

Diluted	$0.12

Project personnel expenses, selling and marketing expenses and general and administrative expenses appearing in the consolidated statements of operations are shown inclusive of the following stock-based compensation expense amounts:

	2007	2006	2005
	(In thousands)

Project personnel expenses	$9,029	$6,140	$1,299

Selling and marketing expenses	$3,729	$2,818	$124

General and administrative expenses	$5,238	$3,452	$635

(o)	Advertising Costs

The Company charges the costs of advertising to expense as incurred, and includes these costs in selling and marketing expenses in the consolidated statements of operations. The amounts of advertising expenses recorded by the Company were immaterial for all periods presented.

(p)	Income Taxes

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, which became effective for the Company on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty (50) percent likely of being realized upon ultimate settlement.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2007 and January 1, 2007, interest and penalties accrued were approximately $646,000 and $346,000, respectively.

(q)	Restructuring and Other Related Charges

The Company established exit plans for each of the restructuring activities which took place in 2001 and 2002 and accounted for these plans in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring) (“EITF No. 94-3”). These exit plans required that the Company make estimates as to the nature, timing and amount of the exit costs that were specifically identified. The consolidation of facilities required the Company to make estimates, which include contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sub-lease income. The Company reviews, on a regular basis, their sublease assumptions and lease buy-out assumptions. These estimates include lease buy-out costs, anticipated sublease rates, other terms and conditions in sub-lease contracts, and the timing of these sub-lease arrangements. If the rental markets continue to change, the Company’s lease buy-out, sub-lease and space requirement assumptions may not be accurate and it is possible that changes in these estimates could materially affect the Company’s financial condition and results of operations. If any future adjustments are required to the restructuring initiatives recorded under the provisions of EITF No. 94-3, such adjustments will be measured in accordance with EITF No. 94-3. SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS No. 146”) was effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 requires that a liability that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 supersedes the guidance in EITF No. 94-3. SFAS No. 146 includes a rebuttable presumption that if an entity has a history of providing similar termination benefits to employees, the benefit arrangement is presumed to be an ongoing benefit arrangement that should be accounted for under SFAS No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS No. 112”). SFAS No. 112 prescribes the accounting for the estimated cost of benefits, including severance benefits, provided by an employer to former or inactive employees after employment but before retirement. A liability is recognized when the severance amounts relate to prior services rendered, the payment of the amount is probable and the amount can be reasonably estimated. Since the second quarter of 2003, the Company has accounted for severance-related restructuring charges in accordance with SFAS No. 112 because of the history of paying similar severance benefits since 2001.

(r)	Income Per Share

Under SFAS No. 128, Earnings Per Share, the Company presents basic net income per share and diluted net income per share. Basic income per share is based on the weighted average number of shares outstanding during the period, less restricted stock which is considered contingently issuable. Diluted income per share reflects the per share effect of dilutive common stock equivalents.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(s)	Comprehensive Income

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

(t)	New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of the provisions of Statement No. 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis is not anticipated to materially impact the company’s consolidated financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies including contingent consideration, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations occurring in fiscal years beginning after December 31, 2008. The Company has not yet determined the effect, if any, adopting SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. The Company has not yet determined the effect, if any, SFAS No. 160 will have on its consolidated financial statements.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Acquisitions

Planning Group International, Inc.

On January 3, 2006, the Company purchased 100% of the outstanding shares of Planning Group International, Inc (“PGI”) which specialized in online, offline and multi-channel marketing strategies and programs. As part of the acquisition, the Company was able to significantly expand its presence regarding marketing services to include advertising, brand development, direct marketing, data mining, paid search, and media planning and buying. The acquisition added approximately 160 employees, all of whom became part of the Company’s Experience Marketing operating segment, which was consolidated into the North America operating segment in 2007.

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

The Company has recorded the acquisition using the purchase method of accounting and, accordingly, the results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table lists the identifiable intangible assets acquired and the respective weighted-average useful life over which the assets will be amortized. The customer relationships are being amortized on a revenue-based accelerated model and the non-compete and order backlog agreements are amortized on a straight-line basis.

		Weighted — Average Useful
	Amount	Life
	(In thousands)	(In years)

Customer relationships	$5,800	3.5
Order backlog	1,200	1.0
Non-compete agreements	1,170	5.0

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

Business Information Solutions, LLC

On June 1, 2005, the Company purchased Business Information Solutions, LLC (“BIS”), a privately-held provider of SAP-related professional services, specializing in business intelligence solutions, by acquiring approximately $2.1 million of the net tangible assets of BIS for total current consideration of approximately $17.2 million. BIS’ results of operations have been included in the consolidated financial statements since the date of acquisition (June 1, 2005). The acquisition added 48 BIS people, all of whom became part of the Company. As a result of the acquisition, the Company (1) expanded its services in business intelligence and in newer modules of SAP, specifically business warehouse, the SEM module, data analytics and energy specific solutions and (2) offers a much broader variety of value-added ERP integration, upgrade, and maintenance services related to SAP products.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the net value of the put and call options, resulting in net $3.3 million of common stock consideration issued in connection with the acquisition. The Company issued common stock shares using treasury stock shares, which carried an average cost of $1.50 per share.

The put feature could require the Company to purchase up to 134,995 of the issued shares for an aggregate price of approximately $290,000 as of December 31, 2007. As the potential redemption is outside the control of the Company, the potential future cash obligation associated with the put option has been classified outside of permanent equity in the accompanying consolidated balance sheets. The put option expires on June 1, 2008. As of December 31, 2007, 134,995 shares were subject to the put option feature.

The additional cash consideration of $600,000, having a net present value of approximately $500,000, is being paid annually in equal installments over a three-year period within ten days of the first, second and third anniversary dates of the Closing Date. The Company can elect to pay the additional consideration in cash or shares of common stock. The remaining $180,000 of this obligation is classified as current and is included in accrued expenses in the accompanying consolidated balance sheets.

The Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with SFAS No. 141, Business Combination (“SFAS No. 141”), the Company does not accrue contingent consideration obligations prior to the attainment of the objectives. At December 31, 2007, the maximum potential future consideration pursuant to such arrangements, to be resolved over the following three years, is approximately $3.9 million. The Company, at its sole discretion, can elect to pay the additional consideration in cash or by issuing common stock shares. Any such payments will result in increases in goodwill at time of payment.

In May of 2007, the Company amended the terms of its earn-out arrangement with the former owners of BIS. Due to the Company’s integration of BIS with our existing segments, the Company agreed to amend the earn-out in order to facilitate the calculation of the amount based on what discrete SAP related revenue information is readily available. The amendment provides for year two and year three payments of $700,000 in each period. These payments are due on June 1, 2007 and 2008, with additional potential for performance based payouts of $233,000 per year to be made based on performance against set revenue goals. The amendment approximates what management believes the BIS shareholders would have earned under the original amount if the information to calculate those amounts were readily available. The guaranteed payments have been recorded as an increase to goodwill by $1.4 million as of the execution of the amendment in May of 2007. Additional payments, if any, earned as a result of the performance based payments will result in increases to goodwill at the time of payment. On June 1, 2007, the Company made a cash payment of $700,000 to the former owners of BIS, decreasing the remaining maximum potential future consideration to $1.2 million. The remaining maximum potential future consideration of $1.2 million consists of the year three $700,000 payment, as well as the year two and year three performance based payouts of $233,000 per year. At December 31, 2007, the Company had accrued an additional $215,000 in earn-out consideration, which was paid in January of 2008.

In the second quarter of 2006 and 2007, the Company paid an additional $183,000 in purchase price consideration related to its acquisition of BIS. This additional consideration was the first and second payment of three annual installments. In addition, the Company recorded a current liability and additional goodwill of approximately $991,000 in the second quarter of 2006 related to contingent earn-out consideration associated with the BIS acquisition, which was paid in the third quarter of 2006. Lastly, approximately 28.5% of the redeemable common stock, or 89,474 shares, issued as part of the total purchase consideration for BIS expired during the second quarter of 2006 and as a result the Company has reclassified approximately $190,000 of redeemable common stock to additional paid-in capital during the second quarter of 2006. In the second quarter of 2007, an additional 28.5% of the redeemable common stock, or 89,474 shares, issued as part of the total purchase consideration for BIS expired, and as a result the Company has reclassified approximately $190,000 of redeemable common stock to additional paid-in capital during the second quarter of 2007.

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

The acquisition has been treated as a taxable transaction, therefore the intangible assets, including goodwill, are deductible for tax purposes.

(4)	Supplemental Cash Flow Information

Net total income taxes paid in 2007, 2006 and 2005 were approximately $5.3 million, $3.8 million and $3.2 million respectively.

Non-cash transactions in 2006 consisted of the issuance of common stock in the amount of $5.9 million as partial consideration for the acquisition of PGI in January 2006. Non-cash transactions in 2005 related primarily to the acquisition of BIS in June 2005 when 409,357 shares of common stock were issued.

(5)	Marketable Securities

At December 31, 2007 and 2006, all of the Company’s marketable securities were classified as available-for-sale. Marketable securities are carried on the balance sheet at their fair market value.

The following tables summarize the Company’s marketable securities:

	December 31, 2007
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)

Auction rate securities	$41,575	$—	$—	$41,575
Corporate debt securities	11,599	—	(5)	11,594
Municipal bonds	999	—	(4)	995
Certificates of deposit	3,501	2	—	3,503

Total	$57,674	$2	$(9)	$57,667

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2006
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)

Auction rate securities	$15,650	$—	$—	$15,650
Corporate debt securities	29,743	—	(26)	29,717
Certificates of deposit	6,493	—	(1)	6,492

Total	$51,886	$—	$(27)	$51,859

The following table shows the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007.

	December 31, 2007
	Less Than 12 Months
		Unrealized
	Fair Value	Gains/(Losses)
	(In thousands)

Auction rate securities	$41,575	$—
Corporate debt securities	11,594	(5)
Municipal bonds	995	(4)
Certificates of deposit	3,503	2

Total	$57,667	$(7)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Gross realized gains and losses on the sale of securities are calculated using the specific identification method, and were not material to the Company’s operations for 2007, 2006 or 2005.

On February 13, 2008, certain ARSs that we hold experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue that could result in either temporary or other-than-temporary impairments of our ARS holdings, which totaled $28.2 million (of which $12.6 million have failed) as of February 28, 2008 (the $13.4 million difference between the $41.6 million of ARSs held at December 31, 2007 and the $28.2 million held as of February 28, 2008, represents successful sales of these securities at par value). The Company has the ability and intent to hold these securities until a successful auction occurs and the ARSs are liquidated at par value. If in the future we determine that any decline in value of the ARSs is other-than-temporary, we would have to recognize the loss in our statement of operations, which could have a material impact on our operating results in the period it is recognized. Further, as the funds associated with the ARSs may not be accessible for in excess of twelve months because of continued failed auctions or our inability to find a buyer outside of the auction process, we may classify these securities as long-term assets in our consolidated balance sheet as of March 31, 2008, or thereafter.

Included in the Company’s cash and cash equivalents balance of $118.7 million at December 31, 2007 was approximately $21.6 million of time deposits with maturities of seven days. There were no time deposits at December 31, 2006.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Restricted Cash

The Company has deposited approximately $1.8 million and $1.9 million with various banks as collateral for letters of credit and performance bonds and has classified this cash as restricted on the accompanying consolidated balance sheet at December 31, 2007 and 2006, respectively, and is reflected in current or non-current assets based on the expiration of the requirement with the various banks.

(7)	Property and Equipment

The cost and accumulated depreciation of property and equipment at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006	Estimated Useful Life
	(In thousands)

Leasehold improvements	$19,397	$15,829	Lessor of estimated useful life or the remaining lease term
Furniture and fixtures	5,440	4,378	5 years
Office equipment	4,470	3,539	5 years
Computer software	21,143	11,030	3 years
Computer hardware	21,423	13,722	3 years

Property and equipment, gross	71,873	48,498
Less accumulated depreciation	(36,959)	(20,875)

Property and equipment, net	$34,914	$27,623

Depreciation expense was approximately $15.3 million, $10.0 million and $6.4 million during 2007, 2006 and 2005, respectively. During 2007, the Company disposed of approximately $0.8 million of gross property and equipment with a net book value of $0.1 million. During 2006, the Company disposed of approximately $1.4 million of gross property and equipment with a net book value of $0.1 million, excluding $1.2 million of gross property and equipment sold in connection with the HWT divestiture.

(8)	Goodwill

The following tables present the changes in goodwill allocated to our reportable segments during 2007 and 2006:

North America
(In thousands)

Goodwill as of December 31, 2005	$11,770
Goodwill acquired during the period	26,168
Contingent consideration paid during the period	991

Goodwill as of December 31, 2006	38,929
Contingent consideration recorded during the period	1,615

Goodwill as of December 31, 2007	$40,544

In the second quarter of 2006 and 2007, the Company paid an additional $183,000 per year in purchase price consideration related to its acquisition of BIS consummated in June of 2005. The additional consideration was the first and second payment of three annual installments. In addition, the Company recorded a current liability and additional goodwill of approximately $991,000 in the second quarter of 2006 related to contingent earn-out consideration associated with the BIS acquisition, which was paid in the third quarter of 2006.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May of 2007, the Company amended the terms of its earn-out arrangement with the former owners of BIS. Due to the Company’s integration of BIS with the Company’s existing segments, the Company agreed to amend the earn-out in order to facilitate the calculation of the amount based on what discrete SAP related revenue information is readily available. The amendment provides for year two and year three payments of $700,000 in each period. These payments are due on June 1, 2007 and 2008 with additional potential for performance based payouts of $233,000 per year to be made based on performance against set revenue goals. The amendment approximates what management believes the BIS shareholders would have earned under the original amount if the information to calculate those amounts were readily available. The guaranteed payments have been recorded as an increase to goodwill by $1.4 million as of the execution of the amendment in May of 2007. Additional payments, if any, earned as a result of the performance based payments will result in increases to goodwill at the time of payment. On June 1, 2007, the Company made a cash payment of $700,000 to the former owners of BIS, decreasing the remaining maximum potential future consideration to $1.2 million. The remaining maximum potential future consideration of $1.2 million consists of the year three $700,000 payment, as well as the year two and year three performance based payouts of $233,000 per year. At December 31, 2007, the Company had accrued an additional $215,000 in earn-out consideration, which was paid in January of 2008.

(9)	Purchased Intangible and Long-lived Assets

The following is a summary of intangible assets as of December 31, 2007 and 2006:

	December 31, 2007
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
	(In thousands)

Customer lists and customer relationships	$8,100	$(3,364)	$4,736
SAP license agreement	1,100	(1,025)	75
Non-compete agreements	1,170	(469)	701

Total purchased intangibles	$10,370	$(4,858)	$5,512

	December 31, 2006
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
	(In thousands)

Customer lists and customer relationships	$8,100	$(1,812)	$6,288
SAP license agreement	1,100	(775)	325
Non-compete agreements	1,170	(233)	937
Order backlog	1,200	(1,200)	—

Total purchased intangibles	$11,570	$(4,020)	$7,550

Amortization expense related to the purchased intangible assets was $2.0 million, $3.6 million and $1.1 million for 2007, 2006 and 2005, respectively.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated future amortization expense of purchased intangible assets as of December 31, 2007, is as follows:

Total
(In thousands)

2008	1,850
2009	1,785
2010	788
2011	363
2012	363
2013	363

Total	$5,512

(10)	Investments and Minority Interest

Although the Company holds no ownership interest in the voting shares of Sapient S.p.A., the management team of Sapient S.p.A. is the exclusive licensee of Sapient’s intellectual property in Italy and the Company is entitled to a royalty equal to 2% of the annual revenue of Sapient S.p.A. beginning July 2, 2005. The Company has an option to purchase 100% of the ownership of Sapient S.p.A. from 2007 to 2010.

In 2006 the Company received royalty payments of approximately $57,000 and in 2007 the Company received royalty payments of approximately $152,000.

(11)	Restructuring and Other Related Charges

2006 — Restructure Event

During the first quarter of 2006, the Company initiated a restructuring plan in the United Kingdom to better position itself to capitalize on market opportunities. As a result, 28 employees were terminated and the Company recorded $572,000 in restructuring and other related charges for severance and termination benefits in accordance with SFAS Statement No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges were recorded in the Europe segment in the Results by Operating Segment. The Company paid approximately $572,000 during 2006.

Workforce
(In thousands)

2006 Provision	$572
Cash Utilized	(572)

Balance, December 31, 2006	$—

2005 — Restructure Event

During the fourth quarter of 2005, the Company initiated a restructuring plan to streamline general and administrative (“G&A”) activities. This initiative included the transfer of certain finance, human resources, and internal IT functions to India and resulted in the reduction of 21 employees and charges of approximately $430,000 during 2006 and $300,000 during 2005 to restructuring and other related charges, for severance, termination benefits and stay-bonuses in accordance with SFAS No. 112 and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges were not recorded to a segment because they impacted an area of the business that supports all business units, but is included in ’Reconciling items’ in the Results by Operating Segment. The Company paid approximately $505,000 through the end of 2006 and paid approximately $225,000 in 2007.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Workforce
(In thousands)

2005 Provision	$300

Balance at December 31, 2005	$300
2006 provision	430
Cash Utilized	(505)

Balance at December 31, 2006	$225

Cash Utilized	(225)

Balance at December 31, 2007	$—

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

During 2007, the Company recorded restructuring and other related charges of approximately $32,000, which was due to a change in assumptions associated with the Company’s various restructured facilities offset by an increase in sub-lease income associated with previously restructured facilities. During 2006, the Company recorded restructuring and other related charges of approximately $910,000, of which, $465,000 related to an increase in operating expense assumptions associated with the Company’s previously restructured facilities. The remaining $445,000 was primarily due to a decrease in estimated sublease income resulting from changes in market leasing conditions on previously restructured facilities. During 2005, the Company recorded restructuring charges of approximately $6.1 million, primarily due to a decrease in estimated sublease income resulting from changes in market leasing conditions on previously restructured facilities. The Company has not finalized sublease agreements for all leases and is currently involved in negotiations to sublease the vacant spaces. No employees were terminated in connection with these restructuring charges.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Workforce	Facilities	Total
		(In thousands)

Balance at December 31, 2004	$11	$26,122	$26,133
2005 (reversals) provision	(11)	6,074	6,063
Cash Utilized	—	(9,421)	(9,421)
Non-cash Utilized	—	(1,500)	(1,500)

Balance at December 31, 2005	$—	$21,275	$21,275

2006 provision	—	910	910
Cash Utilized	—	(6,630)	(6,630)
Non-cash Utilized	—	(172)	(172)

Balance at December 31, 2006	$—	$15,383	$15,383

2007 provision	—	32	32
Cash Utilized	—	(3,867)	(3,867)
Non-cash Utilized	—	(275)	(275)

Balance at December 31, 2007	$—	$11,273	$11,273

The total remaining accrued restructuring costs for all events are $11.3 million at December 31, 2007. The net cash outlay over the next 12-month period is expected to be $3.6 million and the remainder will be paid through 2011.

These restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. The consolidation of facilities required the Company to make estimates, which included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sublease income. The Company’s sublease assumptions include anticipated rates to be charged to a sub-tenant and the timing of the sublease arrangement. These estimates and assumptions are monitored on a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the future, resulting in additional adjustments and these adjustments could be material.

(12)	Income Taxes

The provision (benefit) for income taxes consists of the following:

	2007	2006	2005
	(In thousands)

Federal, current	$400	$39	$28
State, current	289	(257)	331
Foreign, current	7,487	4,776	2,987

Subtotal, current income tax provision	8,176	4,558	3,346
Federal, deferred	929	712	160
State, deferred	153	336	28
Foreign, deferred	(299)	(1,174)	(4,146)

Subtotal, deferred income tax (benefit)	783	(126)	(3,958)

Income tax provision (benefit)	$8,959	$4,432	$(612)

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense for 2007, 2006, and 2005 differed from the amounts computed by applying the U.S. statutory income tax rate to pre-tax income as a result of the following:

	2007	2006	2005

Statutory income tax rate	35.0%	35.0%	35.0%
Permanent items	4.7%	25.3%	5.1%
State Taxes, net of Federal benefit	1.2%	1.6%	0.7%
Foreign Taxes	(10.0%)	(62.7%)	(4.9%)
Amortization	4.5%	34.7%	0.8%
Valuation allowance	(2.1%)	119.3%	(43.4%)
Other	3.8%	(6.1%)	4.2%

Effective income tax (benefit) rate	37.1%	147.1%	(2.5%)

At December 31, 2007 and 2006, deferred income tax assets and liabilities resulted from differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

	December 31,
	2007	2006
	(In thousands)

Deferred income tax assets (liabilities), current:
Deferred revenues	$1,783	$3,357
Allowance for doubtful accounts	357	870
Other reserves and accruals	4,076	3,645
Unbilled revenues and costs	1,434	(7,356)
Restructuring charges	1,408	1,503

Gross deferred income tax assets, current	9,058	2,019
Valuation allowance	(7,501)	(1,204)

Net deferred income tax assets (liabilities), current	$1,557	$815

Deferred income taxes (liabilities), non-current:
Property and equipment	$697	$520
Deferred revenues	892	1,520
Deferred Compensation	19,131	16,825
Goodwill and other intangibles	4,452	5,652
Tax credits	6,320	5,107
Unused net operating losses	78,014	87,089
Restructuring charges	3,057	4,772
Other	(328)	129

Gross deferred income taxes, non-current	112,235	121,614
Valuation allowance	(109,908)	(117,763)

Net deferred income tax assets, non-current	$2,327	$3,851

Net deferred income tax assets	$3,884	$4,666

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007 and 2006, the net deferred tax assets and liabilities included in the consolidated balance sheet are as follows:

	December 31,
	2007	2006
	(In thousands)

Current deferred tax assets	$1,557	$815
Non-current deferred tax assets	5,164	5,085
Current deferred tax liabilities	—	—
Non-current deferred tax liabilities,included in other long-term liabilities	(2,837)	(1,234)

Net deferred tax assets	$3,884	$4,666

The Company has net operating loss carry-forwards of approximately $193.1 million and $186.0 million for U.S. federal purposes, $223.8 million and $245.0 million related to state jurisdictions, and $8.0 million and $10.0 million related to foreign jurisdictions at December 31, 2007 and 2006, respectively. If not utilized, the federal and state net operating loss carry-forwards will begin to expire at various times beginning in 2021 and 2008, respectively. The Company’s federal and Massachusetts research and development tax credit carry-forwards for income tax purposes are approximately $4.8 million at December 31, 2007 and 2006. If not utilized, the federal tax credit carry-forwards will begin to expire in 2017. In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2001, 2002 and 2003 and uncertainty as to the extent and timing of profitability in future periods, the Company had valuation allowances of approximately $117.4 million and $119.0 million at December 31, 2007 and 2006, respectively, relating to the United States. The Company continues to believe that deferred tax assets in Germany, Canada, United Kingdom and India are more likely than not to be realized and, therefore, no valuation allowance has been recorded against these assets. The assessment of the valuation allowance requires significant judgment and can materially affect net income. If the realization of deferred tax assets in the future becomes more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made.

The Company has a deferred tax asset pertaining to net operating loss carry-forwards resulting from the exercise of employee stock options of approximately $5.6 million at December 31, 2007. When recognized, the tax benefit of these loss carry-forwards will be accounted for as a credit to additional paid-in capital.

The Company reinvests unremitted earnings of certain foreign operations indefinitely and, accordingly, does not provide for income taxes that could result from the remittance of such earnings. At December 31, 2007 and 2006, earnings of such operations that could result in incremental taxes, if remitted, amounted to $51.6 million and $34.5 million, respectively.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, which became effective for the Company on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty (50) percent likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, the Company did not recognize a material adjustment in the liability for unrecognized income tax benefits. The Company has gross unrecognized tax benefits of approximately $4.8 million at December 31, 2007 and $2.7 million as of January 1, 2007. These amounts represents the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The FIN 48 provision for full year 2007 is calculated to be $2.1 million. The 2007 FIN 48 provision is comprised of taxes, interest and penalties associated with certain changes in the Company’s tax positions related to its foreign operations and, to a lesser degree, state tax reserve items.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2007 and January 1, 2007, interest and penalties accrued were approximately $646,000 and $346,000, respectively.

A tabular roll forward of the Company’s FIN 48 liability is presented below ($000):

Balance January 1, 2007	$(2,707)
Prior Year Adjustments	—
Current Year Provision	(2,141)

Balance December 31, 2007	$(4,848)

The Company conducts business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Germany, India, United Kingdom and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2004. However, carryforward attributes may still be adjusted upon examination by tax authorities if they are used in a future period.

On September 5, 2007, the Company was selected for audit by the Internal Revenue Service for the year ended 2005. That audit resulted in a $400,000 assessment which has been accrued as of December 31, 2007. Also, the Company is currently under audit by the Assessing Office in India for the 2004 through 2005 tax year. This examination phase of the audit was not concluded as of December 31, 2007.

(13)	Discontinued Operations

On May 2, 2006, the Company sold 100% of its investment in HWT, Inc., the Company’s majority-owned, fully consolidated subsidiary, for which it received net cash proceeds of approximately $5.4 million. Net assets sold included cash of approximately $274,000. The Company has recorded a receivable for $0.7 million related to the holdback and escrow payments, which is recorded in prepaid expenses and other current assets on the Company’s consolidated balance sheet at December 31, 2007, and has recorded a payable of $120,000 in other current liabilities, representing the portion of the escrow and holdback that is due to minority shareholders. The Company has received additional cash proceeds of approximately $530,000 during 2007 related to holdback and escrow in accordance with the terms of the agreement. In January of 2008, the Company received additional cash proceeds of $720,000 related to holdback escrow in accordance with the terms of the agreement. In addition, the Company could receive up to $2.0 million in additional earn-out payments in 2008, which will be recorded when, and if earned. The Company has reflected HWT’s historical results as discontinued operations in the consolidated financial statements for all periods presented. The sale of HWT resulted in a net gain on disposal (after tax) of $4.8 million. Gross revenues for HWT were $1.3 million and $6.0 million for the years-ended December 31, 2006 and 2005, respectively. Income (loss) of the discontinued operation was approximately ($433,000) and $961,000 for the years-ended December 31, 2006 and 2005, respectively. The gross revenue and income (loss) figures noted above for HWT for 2006 only include amounts recorded through April 30, 2006, as HWT was disposed of on May 2, 2006. Our financial statements and all financial information included in this report for 2006 and prior periods reflect the results of operations for HWT as a single line item listed as “(Loss) income from discontinued operations.”

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Commitments and Contingencies

Lease Commitments

The Company maintains its executive offices in Cambridge, Massachusetts and operating offices in several locations throughout the United States and abroad. Future minimum rental commitments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2007, net of sublease income of $0.9 million under signed sublease agreements and $0.2 million estimated for expected future sublease arrangements, were as follows:

Total
(In thousands)

2008	10,500
2009	8,039
2010	6,393
2011	4,573
2012	1,084
Thereafter	3,834

Total	$34,423

Rent expense for the years ended December 31, 2007, 2006 and 2005 was approximately $10.7 million, $9.4 million and $8.9 million, respectively.

Subsequent to December 31, 2007 the Company signed an office lease in Boston, Massachusetts. In 2008 the Company will relocate its headquarters and principal administrative, finance, selling and marketing operations from Cambridge, Massachusetts to Boston, Massachusetts. The rental commitments under the lease agreement are as follows:

Total
(In thousands)

2008	502
2009	1,415
2010	1,415
2011	1,507
2012	1,690
Thereafter	9,902

$16,431

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company frequently warrants that the technology solutions it develops for its clients will operate in accordance with the project specifications without defects for a specified warranty period, subject to certain limitations that the Company believes are standard in the industry. In the event that defects are discovered during the warranty period, and none of the limitations apply, the Company is obligated to remedy the defects until the solution that the Company provided operates within the project specifications. The Company is not typically obligated by contract to provide its clients with any refunds of the fees they have paid, although a small number of its contracts provide for the payment of liquidated damages upon default. The Company has purchased insurance policies covering professional errors and omissions, property damage and general liability that reduce its monetary exposure for warranty-related claims and enable it to recover a portion of any future amounts paid. The Company typically provides in its contracts for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project. The Company has never paid any material amounts with respect to the warranties for its solutions, although the Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties. Deferred revenues on contracts related to warranties were immaterial as of December 31, 2007 and 2006.

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

The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims totaling approximately $4.3 million and various administrative audits, each of which have arisen in the ordinary course of our business. The Company has an accrual at December 31, 2007 of approximately $1.2 million related to certain of these items. The Company intends to defend these matters vigorously, although the ultimate outcome of these items is uncertain and

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the potential loss, if any, may be significantly higher or lower than the amounts that the Company has previously accrued. The pending derivative actions do not assert a claim against the Company for specific monetary damages and, accordingly, the amounts described herein are exclusive of any potential future monetary damages that the company may incur as a result of the derivative actions.

On August 17, 2006 a derivative action, captioned as Alex Fedoroff, Derivatively on Behalf of Nominal Defendant Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Susan D. Johnson, et al., was filed in the Superior Court for Middlesex County, Massachusetts, against Sapient as a nominal defendant and sixteen of Sapient’s current and former directors and officers. On August 31, 2006, a nearly identical complaint, captioned as Jerry Hamilton, Derivatively on Behalf of Nominal Defendant Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Susan D. Johnson, et al., was filed in the same court by a different Company shareholder. Both plaintiffs (the “State Plaintiffs”) claimed breaches of fiduciary duty by all defendants for allegedly backdating stock options between 1997 and 2002. The State Plaintiffs also claimed that some of the defendants were unjustly enriched by receipt of purportedly backdated stock options, and sought unspecified damages, disgorgement of “backdated” stock options and any proceeds received from the exercise and sale of any “backdated” options, costs and attorneys’ fees.

On October 13, 2006, the Superior Court for Middlesex County, Massachusetts, entered an order consolidating the foregoing derivative actions under the caption, In re Sapient Corporation Derivative Litigation. On February 20, 2007, the consolidated complaint was transferred into the Business Litigation Session of the Suffolk Superior Court, Massachusetts under docket number 07-0629 BLS1. On April 25, 2007, the defendants filed a motion to dismiss, which was heard by the Court on May 23, 2007. The case was dismissed on October 30, 2007 and the court further denied the State Plaintiffs an opportunity to refile a similar claim. Subsequently, on November 12, 2007, the State Plaintiffs served a demand on the Sapient Board of Directors to take action with respect to certain of Sapient’s current and former directors and officers who allegedly breached their fiduciary duties in the administration of, and/or were unjustly enriched by receiving, purportedly backdated stock options between 1996 and 2001. The State Plaintiffs sought unspecified damages in the demand letter, including recovery from the individually named defendants the amount of damages sustained by the Company as a result of the “backdated” stock options matter and disgorgement of “backdated” stock options.

On October 27, 2006 and October 31, 2006, three additional shareholder derivative actions were filed in the United States District Court for the District of Massachusetts; Mike Lane, Derivatively on Behalf of Sapient Corporation v. J. Stuart Moore, Jerry A. Greenberg, Sheeroy D. Desai, et al. and Sapient Corporation; Marc Doyle, Derivatively on Behalf of Sapient Corporation v. J. Stuart Moore, Jerry A. Greenberg, Sheeroy D. Desai, et al. and Sapient Corporation; and Laurence Halaska, Derivatively on Behalf of Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Scott J. Krenz, et al. and Sapient Corporation. The federal derivative actions are substantially similar to the state derivative actions, except that federal derivative actions assert violations of the Sarbanes-Oxley Act and violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act. On June 21, 2007, the United States District Court for the District of Massachusetts entered an order consolidating the foregoing derivative actions under the caption In re Sapient Corporation Derivative Litigation. On July 21, 2007, the plaintiffs filed an amended complaint, adding five current and former Sapient officers, and on August 20, 2007, the defendants filed a motion to dismiss action. On December 3, 2007, the plaintiffs notified the Court that in light of the dismissal of the state derivative action, they would serve a demand on Sapient’s Board of Directors. Simultaneously, the plaintiffs served a demand on Sapient’s Board of Directors alleging claims and damages similar to those contained in the State Plaintiffs’ demand letter. On January 7, 2008, the Court ordered updated motions to dismiss from the defendants concerning whether — in light of the plaintiffs making the demand on the Sapient Board of Directors — the plaintiffs have standing to bring the derivative action. The Court also denied the defendants’ pending motions to dismiss without prejudice for reasons of mootness.

In response to the foregoing demand actions, on November 29, 2007, the Sapient Board of Directors formed a Special Committee, consisting of two Board members who are not named in either the state or federal demand

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

letters, to investigate the matters referenced in the demand letters and to make a recommendation to the full Board of Directors for a response thereto. The Special Committee review is currently ongoing.

On November 30, 2006, the Securities and Exchange Commission (“SEC”) notified the Company that it had commenced a formal inquiry into its historical stock-based compensation practices. Subsequently, on March 8, 2007, the Company received a subpoena from the SEC requesting documents relating to this matter, and responded by producing documents. The Company is cooperating fully with the SEC and will continue to do so as the inquiry moves forward. At this point, the Company is unable to predict what, if any, consequences the SEC investigation may have. However, the investigation could result in considerable legal expenses, divert management’s attention from other business concerns and harm its business. If the SEC were to commence legal action, the Company could be required to pay significant penalties and/or fines and could become subject to an administrative order and/or a cease and desist order.

Other Contingencies

On June 1, 2005, the Company issued 313,943 shares of common stock in the BIS acquisition that carry an embedded put option feature which expire over a three year period. As of December 31, 2007, the maximum amount that the Company would be required to pay in cash is approximately $290,000 for the 134,995 shares of common stock subject to this put feature.

In connection with an independent investigation into the Company’s historical stock-based compensation practices, the Company reviewed the payroll withholding tax effect associated with certain stock options. Certain stock options were originally intended to be Incentive Stock Options (“ISOs”), under U.S. tax regulations. However, by definition, ISOs may not be granted with an exercise price less than the fair market value of the underlying stock on the date of grant. Due to the impact of the measurement date changes on the qualified status of affected ISOs, they may no longer qualify as ISOs under the regulations. Therefore, the affected ISOs were accounted for as if these options were non-qualified stock options for payroll tax accounting purposes. The Company recorded a liability for the unpaid income and employment taxes plus potential penalties and interest based upon the change in status of the affected options. The Company recorded a liability for the taxes, penalties and interest due based upon the change in status of the options in the amount of $17.8 million. The Company recorded reversals of this accrual in the amount of $16.5 million between 2003 and 2006 due to the expiration of the tax statute of limitations. These adjustments resulted in a net charge to income of $1.3 million over the period 1996 to 2006, which represent management’s best estimate of the Company’s liability.

The Company has recorded approximately $530,000 of estimated interest and penalties associated with remittances of withholding taxes in certain of its jurisdictions related to stock-based awards.

(15)	Stock Plans

Under the provisions of SFAS No. 123R, the Company recorded $18.0 million and $12.4 million of stock-based compensation expense in the accompanying consolidated statement of operations for the years ended December 31, 2007 and 2006, respectively. Under the provisions of APB No. 25, the Company recorded $2.1 million of stock-based compensation for the year ended December 31, 2005. Stock-based compensation expense capitalized in conjunction with costs capitalizable related to internally developed software was immaterial. The Company values restricted stock units “RSUs” based on the fair market value on the date of grant which is equal to the quoted market price of the Company’s common stock on the date of grant. RSUs with market-based vesting criteria are valued using a lattice model. The Company values stock options using the Black-Scholes valuation model.

The Company recognizes compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The Company estimated the forfeiture rate for 2007 and 2006 based on its historical

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

experience. Upon the adoption of SFAS No. 123R, the Company calculated the estimated forfeitures for previously recorded stock-based compensation expense. As a result of this calculation, the Company recorded a cumulative effect of the accounting change, resulting in income of $154,000, which was recognized in the statement of operations in the first quarter of fiscal year 2006.

Based on historical experience the Company has assumed an annualized forfeiture rate for awards granted to its senior executives and for its remaining employees for the years ended December 31, 2007, 2006 and 2005. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated. The actual expense recognized over the vesting period will only be for those shares that vest.

During the third quarter of 2005, the Company began granting RSUs instead of the Company’s annual grant of stock options. During 2007, the Company granted approximately 2.4 million RSUs that provide employees the right to acquire shares of the Company’s common stock. The RSUs were valued at their fair market value on date of grant and vest over a three or four year period. During 2006, the Company granted 400,000 Restricted Stock Unit awards with market-based vesting criteria. These awards have a four-year life and were valued using a lattice model. These awards had a weighted average grant date fair value of $4.03. The stock-based compensation expense related to RSU grants for 2007, 2006 and 2005 was $11.4 million, $5.0 million and $1.8 million, respectively.

In connection with the Company’s internal review of its historical stock-based compensation practices from 1996 to 2006, the Company determined that certain options exercised in 2006 by current and former employees of the Company (the “Affected Employees”) had been mispriced and, therefore, were subject to an excise tax, and associated interest charges, under Section 409A of the Internal Revenue Code (“Section 409A”). As a result, during the first quarter of 2007 the Compensation Committee of the Company’s Board Directors approved a remediation plan under which the Company will pay this tax (and interest charges) on behalf of the Affected Employees. Accordingly, the Company recorded an expense of $750,000 during the first quarter of 2007 related to this tax and associated interest charges. In the second and third quarter of 2007, the Company paid $244,000 and $144,000 of this liability, respectively, and the remaining $362,000 was accrued at December 31, 2007.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options. The Company recorded compensation expense of $560,000 during the three months ended March 31, 2007 and $350,000 during the three months ended June 30, 2007, related to these modifications.

(a)	1996 Equity Stock Incentive Plan

The Company’s 1996 Equity Stock Incentive Plan (the 1996 Plan) authorizes the Company to grant options to purchase common stock, and certain other equity-related awards such as restricted common stock and restricted stock units, to employees and directors of, and consultants to, the Company. A total of 19,200,000 shares of common stock may be issued under the 1996 Plan. The 1996 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration dates of options granted. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the common stock. The exercise price of options qualifying as Incentive Stock Options may not be less than the fair market value of the common stock on the grant date. Stock options granted under the 1996 Plan are nontransferable, generally become exercisable over a four-year period and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee’s employment or other relationship with the Company). No award has been made under the plan after February 13, 2006.

(b)	1996 Director Stock Option Plan

Options granted pursuant to the Directors Plan vest in four equal annual installments commencing on the first anniversary of the date of grant and generally expire ten years after the date of grant. As of December 31, 2007 and 2006, options to purchase 56,300 shares and 96,300 shares, respectively, of common stock were outstanding under the Director Plan.

(c)	1998 Stock Incentive Plan

The Company’s 1998 Stock Incentive Plan (the 1998 Plan) authorizes the Company to grant options to purchase common stock, to make awards of restricted common stock, and to issue certain other equity-related awards to employees and directors of the Company. The total number of shares of common stock which may be issued under the 1998 Plan is 18,000,000 shares. The 1998 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration date. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the common stock. The exercise price of options qualifying as Incentive Stock Options may not be less than the fair market value of the common stock on the grant date. As of December 31, 2007 there were 7.6 million shares available for grant under the 1998 Stock Incentive Plan.

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

The Company’s 2001 Stock Option Plan (the 2001 Plan) authorizes the Company to grant options to purchase common stock to employees and directors of the Company. The total number of shares of common stock which may

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be issued under the 2001 Plan is 12,000,000 shares. The 2001 Plan is administered by the Board of Directors, or a subcommittee thereof, which selects the persons to whom stock options are granted and determines the number of shares, the exercise prices, the vesting terms and the expiration date. Under the terms of the 2001 Plan, no stock options, including non-qualified options, may be granted at exercise prices which are below the grant date fair market value of the common stock. In connection with the Company’s internal investigation into its historical stock-based compensation practices, management determined that certain stock option grants under the 2001 Plan were made at exercise prices below fair market value (“FMV”). Although the 2001 Plan requires that all stock option awards be made at FMV, management has determined that these below-FMV awards are valid because the Company historically has honored the awards upon exercise and the Company has the ability and intent to continue honoring the awards in the future. Stock options granted under the 2001 Plan are nontransferable, generally become exercisable over a four-year period and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee’s employment or other relationship with the Company). As of December 31, 2007 there were 3.1 million shares available for grant under the 2001 Stock Option Plan.

(f)	2002 Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (the 2002 Purchase Plan) authorizes the issuance of up to 2,700,000 shares of common stock to participating employees through a series of periodic offerings. An employee becomes eligible to participate in the Purchase Plan when he or she is regularly employed by the Company for at least 20 hours a week and for more than five months in a calendar year on the first day of the applicable offering. The price at which employees can purchase common stock in an offering is 85 percent of the closing price of the common stock on the Nasdaq Global Select Market on the day the offering commences or on the day the offering terminates, whichever is lower. The sixth offering ran from January 1, 2005 until May 31, 2005, and the maximum number of shares available was 685,237. No offerings have occurred since May 31, 2005.

(g)	2005 Employee Stock Purchase Plan

The Company’s 2005 Employee Stock Purchase Plan (the 2005 Purchase Plan) authorizes the issuance of up to 2,074,000 shares of common stock, plus 276,248 number of shares of common stock unpurchased under the Company’s 2002 Purchase Plan after the May 31, 2005 purchase, to participating employees through a series of periodic offerings. The precise length of each offering, and the maximum number of shares available for purchase in each offering, are established by the Company’s Board of Directors in advance of the applicable offering commencement date, no plan period may have a duration exceeding twelve months. An employee becomes eligible to participate in the Purchase Plan when he or she is regularly employed by the Company of a Designated Subsidiary for at least 20 hours a week and for more than five months in a calendar year on the first day of the applicable offering and an employee has not become ineligible to so participate. The price at which employees can purchase common stock in an offering is 85 percent of the closing price of the common stock on the Nasdaq Global Select Market on the day the offering terminates. The first offering under the 2005 Purchase Plan ran from June 1, 2005 until November 30, 2005, and the maximum number of shares available was 400,000 shares. The second offering began on December 1, 2005 and extended through May 31, 2006, and the maximum number of shares available was 400,000, which represented the unpurchased shares from previous offerings. On June 1, 2006, 283,926 shares were issued under the 2005 Purchase Plan related to the second offering at a price of $4.55 per share. No new shares were available for the second offering. As a result of the Company’s internal investigation into historic stock option practices, activity under this plan was suspended during 2006 and no shares have been issued since June 1, 2006. In December of 2007, the Company decided to discontinue the Employee Stock Purchase Plan offering.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity in the Company’s stock option plans for 2007 is presented below (in thousands, except weighted average prices):

	2007
		Weighted
		Average
	Shares	Exercise Price

Outstanding as of beginning of year	14,610	$11.05
Options granted	155	7.05
Options exercised	(2,565)	4.32
Options forfeited/cancelled	(1,855)	13.26

Outstanding as of end of year	10,345	$12.42

Vested and expected to vest at year end	10,182	$12.52

Options exercisable at year-end	9,533	$12.92

Aggregate intrinsic value of outstanding	$24,825
Aggregate intrinsic value of vested and expected to vest	$24,447
Aggregate intrinsic value of exerciseable	$23,034

The aggregate intrinsic value of stock options exercised in 2007, 2006 and 2005 was $8.3 million, $4.7 million and $5.4 million, respectively, determined as of the date of exercise.

At December 31, 2007, the weighted average remaining contractual term for stock options outstanding, vested and expected to vest, and exercisable was 4.1 years, 4.1 years, and 3.9 years, respectively. The Company uses the Black-Scholes valuation model for estimating the fair value of stock options with the following weighted average assumptions (stock options granted in 2007 which were solely in connection with the make whole provision and were insignificant):

	Year Ended December 31,
	2006	2006	2005
	Stock Option	Stock Purchase	Stock Option
	Plans	Plan	Plans

Dividend yield	None	None	None
Expected volatility	63.2%	45.0%	49-99%
Average risk-free interest rate	4.79%	4.82%	3.88-4.26%

Dividend yield is 0% because the Company has never paid dividends and has no current intent to do so. Expected volatility is based on the Company’s historical volatility over a period commensurate with the expected term of the award. Average risk-free interest rate is based on the historical U.S. Treasury risk-free rate over a period commensurate with the expected term of the award. Expected term is based on an analysis of the Company’s historical forfeitures and cancellations. The weighted average grant date fair value of stock options issued in 2007, 2006 and 2005 was $4.43, $3.76 and $5.28, respectively.

As of December 31, 2007, there remained approximately $2.8 million of compensation expense, net of estimated forfeitures related to non-vested stock options to be recognized as expense over a weighted average period of 0.9 years.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes activity relating to RSUs for 2007 (in thousands, except weighted average prices):

	2007
	Number of Shares	Weighted
	Underlying	Average Grant
	Restricted Units	Date Fair Value

Unvested as of beginning of year	3,965	$5.80
Restricted units granted	2,439	7.23
Vesting	(724)	$7.60
Restricted units forfeited/cancelled	(398)	6.35

Unvested as of end of year	5,282	$6.19

Unvested and expected to vest	4,465	$6.19

The weighted average grant date fair value of RSUs granted in 2007, 2006 and 2005 was $7.23, $5.07 and $7.98, respectively. The aggregate intrinsic value of RSUs vested in 2007 and 2006 was $5.4 million and $2.0 million, respectively. The intrinsic value of the non-vested RSUs, net of forfeitures, as of December 31, 2007 was $39.3 million. As of December 31, 2007, there remained $25.9 million of compensation expense related to non-vested RSUs to be recognized as expense over a weighted average period of approximately 2.5 years.

(16)	Retirement Plans

The Company established a 401(k) retirement savings plan for employees in June 1994. Under the provisions of the plan, the Company matches 25 percent of an employee’s contribution, up to a maximum of $1,250 per employee per year. Total Company contributions were approximately $1.0 million in 2007, $800,000 in 2006 and $700,000 in 2005.

(17)	Stockholders’ Equity

(a)	Redeemable Common Stock

On June 1, 2005, the Company issued 313,943 shares of redeemable common stock which carry an embedded put option feature. If the Company’s average common stock per share price during the ten business days ending on each of the first, second and third anniversary of June 1, 2005, the closing date of the BIS acquisition, is less than 25% ($2.1375 per share) of the Buyer Share Price, certain holders of the shares issued as consideration can require the Company to repurchase the shares at $2.1375 per share. In June 2006, 89,474 of the redeemable shares were reclassified into stockholders’ equity, and in June 2007 another 89,474 of the redeemable shares were reclassified into stockholders’ equity when the put option lapsed. As of December 31, 2007, the maximum amount that the Company would be required to pay in cash is approximately $290,000. As the potential redemption is outside the control of the Company, the potential future cash obligation associated with the put option has been classified outside of permanent equity to a temporary equity account in the accompanying consolidated balance sheet.

(b)	Preferred Stock

The Company’s Certificate of Incorporation gives the Board the authority to issue up to 5,000,000 shares, $0.01 par value, of preferred stock with terms to be established by the Board at the time of issuance. The Company has not issued shares of preferred stock to date.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Restricted Common Stock

On October 23, 2002, the Company granted 324,500 shares of restricted common stock to senior executive officers of the Company. These shares vested ratably over a period of four years from the grant date. The Company measured the intrinsic value of the shares based on the market value of the shares on the date of the grant. Nine of these senior executive officers have since left the Company and 90,000 shares were forfeited as a result. The stock-based compensation charge for 2006 and 2005 was approximately $0.2 million and $0.3 million, respectively. All of these awards fully vested in October 2006.

(d)	Treasury Stock

The Company uses the cost method to account for its treasury stock transactions. Treasury stock shares are issued in connection with the Company’s stock option plans, restricted stock plans and its employee stock purchase plan using the average cost basis method.

On November 16, 2004, the Company’s Board of Directors authorized up to $25.0 million in funds for use in the Company’s common stock repurchase program. On February 10, 2006 the Board of Directors authorized an additional $25.0 million in funds for use in such programs. Sapient has announced that it will repurchase shares on the open market or in private transactions from time to time depending on market conditions. Each authorization shall continue for a period of two years from its inception or until it is discontinued by the Board of Directors. During 2005, the Company repurchased approximately 3.0 million shares at an average price of $5.84 per share for an aggregate purchase price of approximately $17.6 million. During 2006, the Company repurchased approximately 3.4 million shares at an average price of $5.27 per share for an aggregate purchase price of approximately $18.1 million. During 2007, the Company repurchased approximately 702,000 shares at an average price of $6.24 per share for an aggregate purchase price of approximately $4.4 million. The first $25.0 million of authorized funds had been used in its entirety prior to its expiration. As of December 31, 2007, $9.9 million remained available for repurchase under the buy back plan authorized on February 10, 2006.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Income Per Share

The following information presents the Company’s computation of basic and diluted income per share from continuing operations and basic and diluted net income per share for the periods presented in the consolidated statements of operations:

	2007	2006	2005
	(In thousands, except per share amounts)

Income (loss) from continuing operations	$15,216	$(1,419)	$25,438
Basic income (loss) per share from continuing operations:
Weighted average common shares outstanding	124,180	123,692	124,725

Basic income (loss) per share from continuing operations	$0.12	$(0.01)	$0.20

Diluted income (loss) per share from continuing operations:
Weighted average common shares outstanding	124,180	123,692	124,725
Weighted average dilutive common share equivalents	3,711	—	5,034

Weighted average common shares and dilutive common share equivalents	127,891	123,692	129,759

Diluted income (loss) per share from continuing operations	$0.12	$(0.01)	$0.20

Net income	$15,216	$3,136	$26,399
Basic net income per share:
Weighted average common shares outstanding	124,180	123,692	124,725

Basic net income per share	$0.12	$0.03	$0.21

Diluted net income per share:
Weighted average common shares outstanding	124,180	123,692	124,725
Weighted average dilutive common share equivalents	3,711	—	5,034

Weighted average common shares and dilutive common share equivalents	127,891	123,692	129,759

Diluted net income per share	$0.12	$0.03	$0.20

Anti-dilutive options and share based awards not included in the calculation	7,147	13,388	8,714

Excluded from the above 2007, 2006 and 2005 computation of weighted average common shares and dilutive common share equivalents for diluted net income per share were options to purchase approximately 7.1 million, 13.4 million, and 8.7 million shares, respectively, of common stock because their inclusion would have an anti-dilutive effect on diluted net income per share.

(18)	Related Party Transactions

In October of 2006, in connection with his resignation as Chief Executive Officer, Jerry A. Greenberg and Sapient Corporation (the “Company”) entered into a consulting agreement pursuant to which Mr. Greenberg may provide consulting services to the Company in respect of long-term strategic planning, ongoing client relations and general business development. The initial consulting agreement, effective October 16, 2006, had an initial term of one year and could be terminated by either party upon written notice. In November of 2007, this agreement was extended for a term of one year. The amount earned under this arrangement for the year ended December 31, 2007

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was $170,000 of which $153,000 was paid and $17,000 was accrued as of December 31, 2007. The amount earned under this arrangement as of December 31, 2006 was $70,000, all of which has been paid.

Since November 2006, the Company has received compensation consulting services from Pearl Meyer & Partners, a compensation consultancy (“Pearl Meyer”). Fees paid to Pearl Meyer for services rendered in 2006 were approximately $69,000. Based on ongoing work and additional projects in 2007, aggregate fees paid to Pearl Meyer since the beginning of its engagement by the Company are approximately $470,000. In August 2007, James M. Benson joined the Company’s Board of Directors. Mr. Benson is a principal of and holder of a 17.5% ownership interest in, Clark Wamberg, LLC (“Clark Wamberg”) the parent of Pearl Meyer.

(19)	Segment Reporting

The Company has discrete financial data by operating segments available based on its method of internal reporting, which disaggregates its operations. Operating segments are defined as components of the Company concerning which separate financial information is available to manage resources and evaluate performance. Beginning in the first quarter of 2007, the Company combined its Experience Marketing operating segment with North America Commercial (“NAC”) to form “North America” and also combined its United Kingdom and Germany business units to form “Europe”. All operating segment information presented below for prior periods has been updated to conform to current period presentation as a result of these changes.

Prior to the first quarter of 2006, the Company allocated certain selling, marketing and general and administrative expenses to its operating segments, as these activities had been managed within the business unit, but the Company had not allocated these expenses to the business units in North America. Beginning in the first quarter of 2006 the Company does not allocate certain marketing and general and administrative expenses to its North America and Europe business unit segments because these activities are managed separately from the business units. The Company does allocate certain marketing and general and administrative expenses to its Government Services business unit, as these activities are managed within that business unit. Quarterly results for operating segments for 2005 have been restated to reflect these changes.

The Company did not allocate the costs associated with its restructure events across all operating segments for internal measurement purposes, given that the substantial majority of the restructuring costs were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. The Company did allocate the workforce reduction costs of $572,000 for the year ended December 31, 2006 associated with the United Kingdom’s 2006 restructure plan due to the specific identification of the terminated employees to their respective business unit. Management does not allocate stock-based compensation expense to the segments for the review of results for the Chief Operating Decision Maker. Asset information by operating segment is not reported to or reviewed by the chief operating decision makers and, therefore, the Company has not disclosed asset information for each operating segment.

The tables below present the service revenues and operating income attributable to these operating segments for the periods presented.

Service Revenues	2007	2006	2005
		(In thousands)

North America	$357,084	$282,989	$194,372
Government Services	23,151	15,952	24,558
Europe	166,203	106,641	94,626

Consolidated Total	$546,438	$405,582	$313,556

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007	2006	2005
		(In thousands)

Income From Continuing Operations before Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change
North America(1)	$83,574	$74,433	$71,840
Government Services(1)	5,887	2,993	11,404
Europe(1)	45,339	28,965	28,810

Total Reportable Segments(1)	134,800	106,391	112,054
Less Reconciling Items(2)	(110,625)	(103,378)	(87,228)

Consolidated Income from Continuing Operations before Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change	$24,175	$3,013	$24,826

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit segment as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income in order to arrive at consolidated income (loss) from continuing operations before income taxes include the following:

	2007	2006	2005
		(In thousands)

Centrally managed functions	$87,887	$77,461	$79,564
Restructuring and other related charges	32	1,340	6,374
Amortization of intangible assets	2,038	3,564	1,104
Stock-based compensation expense	17,996	12,410	2,058
Interest and other (income), net	(5,900)	(6,167)	(4,273)
Unallocated expenses(3)	8,572	14,770	2,401

	$110,625	$103,378	$87,228

(3)	Includes corporate portion of both selling and marketing and general and administrative expenses.

Geographic Data

Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated statements of operations and the consolidated balance sheets:

	December 31,
	2007	2006	2005
	(In thousands)

Service revenues:
United States	$338,528	$268,792	$199,777
International	207,910	136,790	113,779

Total service revenues	$546,438	$405,582	$313,556

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2007	2006	2005
	(In thousands)

Long-lived assets:
United States	$17,454	$13,871	$8,765
International	28,736	24,114	18,759

Total long-lived assets	$46,190	$37,985	$27,524

(20)	Prepaid Expenses and Other Current Assets, Other Assets and Other Current Accrued Liabilities

The following is a table summarizing the components of selected balance sheet items as of December 31, 2007 and 2006.

	December 31, 2007	December 31, 2006
	(In thousands)

Prepaid expenses:
Prepaid insurance	$1,021	$1,053
Prepaid rent	2,130	1,715
Prepaid other	4,903	3,187

	$8,054	$5,955

Other Current Assets:
VAT tax receivable	$4,766	$2,803
Prepaid media	4,339	$7,910
Other current assets	4,004	3,082

	$13,109	$13,795

Accrued expenses:
Accrued media	$9,797	$12,796
Accrued accounts payable	17,774	16,798
VAT tax payable	10,319	5,262
Other accrued expenses	8,408	7,291

	$46,298	$42,147

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(21)	Quarterly Financial Results (Unaudited)

The following tables set forth certain unaudited quarterly results of operations of the Company for 2007 and 2006. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(In thousands, except per share amounts)
	(Unaudited)

Revenues:
Service revenues	$121,295	$128,594	$141,590	$154,959
Reimbursable expenses	4,494	4,531	4,825	5,701

Total gross revenues	125,789	133,125	146,415	160,660

Operating expenses:
Project personnel expenses	83,830	87,157	96,694	104,682
Reimbursable expenses	4,494	4,531	4,825	5,701

Total project personnel expenses and reimbursable expenses	88,324	91,688	101,519	110,383
Selling and marketing expenses	7,608	8,141	8,664	8,700
General and administrative expenses	29,504	31,441	29,223	30,449
Restructuring and other related (benefits) charges	(112)	(57)	(35)	236
Amortization of intangible assets	542	523	487	486

Total operating expenses	125,866	131,736	139,858	150,254

(Loss) income from operations	(77)	1,389	6,557	10,406
Interest and other income, net	1,303	1,216	1,596	1,785

Income before income taxes	1,226	2,605	8,153	12,191
Provision for income taxes	451	1,758	3,732	3,018

Net income	$775	$847	$4,421	$9,173

Basic income per share from continuing operations	$0.01	$0.01	$0.04	$0.07

Diluted income per share from continuing operations	$0.01	$0.01	$0.03	$0.07

Basic net income per share	$0.01	$0.01	$0.04	$0.07

Diluted net income per share	$0.01	$0.01	$0.03	$0.07

Weighted average common shares	123,301	123,423	124,875	125,025
Weighted average dilutive common share equivalents	3,593	4,153	3,439	3,658

Weighted average common shares and dilutive common share equivalents	126,894	127,576	128,314	128,683

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(In thousands, except per share amounts)
	(Unaudited)

Revenues:
Service revenues	$87,094	$98,003	$106,924	$113,561
Reimbursable expenses	2,969	3,378	4,193	5,521

Total gross revenues	90,063	101,381	111,117	119,082

Operating expenses:
Project personnel expenses	57,942	66,232	72,811	73,228
Reimbursable expenses	2,969	3,378	4,193	5,521

Total project personnel expenses and reimbursable expenses	60,911	69,610	77,004	78,749
Selling and marketing expenses	6,833	4,589	5,670	6,933
General and administrative expenses	23,314	24,244	29,993	31,471
Restructuring and other related charges	814	334	187	577
Amortization of intangible assets	1,037	844	842	841

Total operating expenses	92,909	99,621	113,696	118,571

(Loss) income from operations	(2,846)	1,760	(2,579)	511
Interest and other income, net	1,380	2,160	1,180	1,447

(Loss) income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	(1,466)	3,920	(1,399)	1,958
(Benefit from) provision for income taxes	(238)	3,742	(2,134)	3,062

(Loss) income from continuing operations before discontinued
operations and cumulative effect of accounting change	(1,228)	178	735	(1,104)
Loss from discontinued operations	(368)	(65)	—	—
Gain on disposal of discontinued operations (net of tax provision of $342)	—	4,834	—	—
(Loss) income before cumulative effect of accounting change	(1,596)	4,947	735	(1,104)

Cumulative effect of accounting change	154	—	—	—

Net (loss) income	$(1,442)	$4,947	$735	$(1,104)

Basic (loss) income per share from continuing operations	$(0.01)	$0.00	$0.01	$(0.01)

Diluted (loss) income per share from continuing operations	$(0.01)	$0.00	$0.01	$(0.01)

Basic net (loss) income per share	$(0.01)	$0.04	$0.01	$(0.01)

Diluted net (loss) income per share	$(0.01)	$0.04	$0.01	$(0.01)

Weighted average common shares	124,173	124,373	123,051	123,190
Weighted average dilutive common share equivalents	—	2,725	3,074	—

Weighted average common shares and dilutive common share equivalents	124,173	127,098	126,125	123,190

SAPIENT CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2007, 2006 and 2005

	Balance at				Balance at
	Beginning of	Charge (Benefit)			End of
Allowance for Doubtful Accounts	Year	to Expense	Recoveries	Write-Offs	Year
			(In thousands)

December 31, 2005	$1,896	$726	$(1,509)	$(226)	$887
December 31, 2006	$887	$1,946	$(170)	$(90)	$2,573
December 31, 2007	$2,573	$—	$(1,426)	$(191)	$956

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and procedures

Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) as of December 31, 2007. Based on that evaluation, the CEO and CFO, concluded that our disclosure controls and procedures as of December 31, 2007 were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision and with the participation of management, including the CEO and CFO, an evaluation was performed, as of December 31, 2007, of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Prior Material Weakness

During the first three quarters of 2007 the Company filled various open positions within its finance and administrative functions including a Sarbanes-Oxley Compliance Director, Sarbanes-Oxley Compliance Manager, UK Controller and a worldwide Purchasing Manager. Commencing in January 2007, the Company assigned its

Chief Administrative Officer direct responsibility for the oversight of the Company’s shared services activities which were transitioned to India in 2006. In addition to filling key open finance positions, the Company believes that its control environment was significantly improved by the additional year of training and experience obtained by existing finance personnel. As a result, management obtained sufficient evidence of the operating effectiveness of such personnel and its control environment during the quarter ended December 31, 2007. Accordingly, management concluded that its previously reported material weakness, that the Company did not maintain an effective control environment as we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements has been remediated.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2007, the Company filled open positions, including a Director of Finance for India and an India Controller, and also completed a series of on-going training throughout the year as well as ensured personnel had achieved adequate experience, and as such these changes have materially impacted, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

Below are the name, age and principal occupations for the last five years of each executive officer of Sapient, as of February 29, 2008. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Preston B. Bradford, Chief Operations and Administrative Officer	51	Mr. Bradford joined Sapient in September 1994. Mr. Bradford was appointed as Senior Vice President in April 2000 and Executive Vice President in February 2004. Prior to joining Sapient, Mr. Bradford held various positions with Sprint Corporation, a telecommunications company, from July 1980 to August 1994.
Alan J. Herrick, President and Chief Executive Officer	42	Mr. Herrick joined Sapient in March 1995. Mr. Herrick was appointed as Vice President in December 1996, Executive Vice President in June 2002 and President and Chief Executive Officer in October 2006.
Christian Oversohl, Senior Vice President and Managing Director, Europe	40	Mr. Oversohl joined Sapient in April 2000, following Sapient’s merger with the company he founded, The Launch Group. Mr. Oversohl serves as Senior Vice President and Managing Director of Sapient’s European Operations. Prior to joining Sapient, Mr. Oversohl was a manager at A.T. Kearney and also worked with Dicke & Wicharz Management Consulting, BMW, Henkel-Kosmetik, and Dresdner Bank.
Jane E. Owens, Senior Vice President and General Counsel	54	Ms. Owens joined Sapient in September 2000 as Senior Vice President, General Counsel and Secretary. Prior to joining Sapient, Ms. Owens served as Senior Vice President, General Counsel and Secretary of The Dial Corporation, a consumer products company, from May 1997 to September 2000.
Stephen P. Sarno, Vice President, Corporate Controller and Chief Accounting Officer	40	Mr. Sarno joined Sapient in October 2005 as Vice President, Corporate Controller and Chief Accounting Officer. Prior to joining Sapient, Mr. Sarno served as a Director of Finance with BearingPoint from 2004 to 2005. Mr. Sarno was formerly a Senior Manager with PricewaterhouseCoopers LLP.
Joseph S. Tibbetts, Jr., Senior Vice President and Chief Financial Officer	55	Mr. Tibbetts joined Sapient in October 2006 as Senior Vice President and Chief Financial Officer. Prior to joining Sapient, Mr. Tibbetts was most recently the Chief Financial Officer of Novell, Inc. and also held a variety of senior financial management positions at Charles River Ventures, Lightbridge, Inc., and SeaChange International, Inc. Mr. Tibbetts also was formerly a partner with Price Waterhouse LLP.
Alan M. Wexler, Senior Vice President and Managing Director, North America	44	Mr. Wexler joined Sapient in April 1998 and serves as Senior Vice President and Managing Director of Sapient’s North American Operations. Since joining Sapient in 1998, Mr. Wexler has held a number of key management positions, including Vice President and Managing Director of Sapient’s Technology and Communications Group. He launched Sapient’s Global Wireless Group, and led Sapient’s Media, Entertainment, and Communication Group in New York. Prior to joining Sapient, Mr. Wexler founded and operated a management and technology-consulting firm.

Directors

Below are the name, age and principal occupations for the last five years of each Director of Sapient, as of February 29, 2008. All such persons have been elected to serve until our 2008 Annual Meeting, until their successors are elected and qualified, or until their earlier death, resignation or removal.

James M. Benson	61	Mr. Benson currently is the Chief Executive Officer of Clark Benson LLC (“Clark Benson”), a position he has held since January 2006, and a principal of its parent company, Clark Wamberg, LLC, a position he has held since the company’s formation in February 2007. Mr. Benson served as a director of Clark, Inc., the former parent company of Clark Benson, from January 2006 until March 12, 2007.
		Prior to joining Clark Benson, Mr. Benson served as President and Chief Executive Officer of John Hancock Life Insurance Company, a division of Manulife Financial, from 2002 to 2006. From 1997 to 2002, Mr. Benson served as President of MetLife’s Individual Business enterprise, as well as Chairman, President and Chief Executive Officer of two separate MetLife affiliates: New England Financial, and GenAmerica Financial Corporation.
Hermann Buerger	63	Mr. Buerger has been a Director and Audit Committee chair since June 2006. Mr. Buerger was employed by Commerzbank AG from 1972 through 2004, holding a variety of senior executive positions, focusing on commercial lending for multinational businesses.
		Mr. Buerger retired from Commerzbank AG as Chief Executive Officer and regional board member for the Americas. Mr. Buerger currently is a director and chairman of the audit committee of EMS Technologies.
Jeffrey M. Cunningham	55	Mr. Cunningham has been a Director since September 2004 and has served as the Chairman of the Board of Directors since October 2006. He is Chairman and CEO of Newsmarkets LLC, parent company of Directorship Magazine. From 2002 through 2005, Mr. Cunningham was CEO of New England Ventures, an investor in media and technology. From 2000 until 2002, Mr. Cunningham was Managing Partner of Schroders, the UK Venture company. From 1998 through 2000, Mr. Cunningham held positions as Chairman of Bankrate.com and was President of the internet incubator, CMGI. From 1980 until 1998, Mr. Cunningham was publisher of Forbes Magazine.
		Mr. Cunningham currently serves as a director and Governance Committee chair of Countrywide Financial, a Fortune 100 company, and a director of TheStreet.com. Mr. Cunningham’s previous public board service includes Switzerland’s Schindler Holdings, Data General, Genuity, Equivest, Pagenet and Bankrate.com.
Darius W. Gaskins, Jr.	68	Mr. Gaskins has been a Director since September 1995. He is a founding partner of Norbridge, Inc., formerly Carlisle, Fagan, Gaskins & Wise, Inc., a management consulting firm.
Alan J. Herrick	42	Mr. Herrick has served as a Director and Sapient’s President and Chief Executive Officer since October 2006. Prior to his current position, Mr. Herrick served as Executive Vice President in charge of Sapient North America and Europe. Mr. Herrick joined Sapient in 1995. Prior to joining Sapient, Mr. Herrick held management positions at PSE&G, Prudential, Home Holdings (a division of Zurich Insurance) and several other financial services institutions.
Gary S. McKissock	64	Lt. Gen. McKissock has been a Director since March 2003 and currently serves as Compensation Committee chair. Since his retirement from the United States Marine Corps in November 2002, Mr. McKissock has formed a consulting firm which focuses on supply chain management and has served as an advisor to the United States Department of Defense regarding logistics and supply chain management issues. From September 1999 to November 2002, Mr. McKissock was Deputy Commandant, Installations and Logistics at the United States Marine Corps Headquarters in Washington D.C. From September 1998 to September 1999. He was commander of the Marine Corps Materiel Command. From May 1997 to September 1998, Mr. McKissock was commander of the Marine Corps Logistic Bases.

J. Stuart Moore	45	Mr. Moore co-founded Sapient Corporation in 1991 and served as the Company’s Co-Chairman of the Board of Directors and Co-Chief Executive Officer from the Company’s inception until June 1, 2006, at which point Mr. Moore stepped down as Co-Chief Executive Officer. Mr. Moore continued to serve as the Co-Chairman of the Board of Directors until he elected to step down on October 16, 2006 to allow for an independent chairman. Mr. Moore continues to serve as a Board member.
Bruce D. Parker	60	Mr. Parker has been a Director since September 1995. He served as Executive Vice President of Sapient from December 1999 until his retirement in July 2002. Mr. Parker has served as the Chairman, CEO and President of AirNet Systems, Inc., an Express Cargo Airline, since December 2006. He also serves as President of the IT Management Group LLC, a consulting company he founded after retiring from Sapient in 2002. Prior to joining Sapient, Mr. Parker served as Senior Vice President and Chief Information Officer at United Airlines, Inc. from December 1997 until December 1999. From September 1994 to December 1997, Mr. Parker was Senior Vice President - Management Information Systems and Chief Information Officer at Ryder System Inc., a transportation company.

Certain other information required by this Item regarding our officers, Directors, and corporate governance is incorporated herein by reference to the information appearing under the headings “Information About Our Directors” and “Information About Ownership of Our Common Stock” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2007 (the “2008 Proxy Statement”).

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information appearing under the headings “Information About Our Directors,” “Executive Compensation,” and “Report of the Compensation Committee on Executive Compensation” in our 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information appearing under the heading “Information About Ownership of Our Common Stock” in our 2008 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information appearing under the headings “Information About Our Directors” and “Certain Relationships and Related Party Transactions” in our 2008 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information appearing under the heading “Statement of Independent Registered Public Accounting Firm Fees and Services” in our 2008 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

15(a) (1) Financial Statements

The Consolidated Financial Statements filed as part of this report are listed and indexed on page 47. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

15(a) (2) Consolidated Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts and Reserves are included in this report.

15(a) (3) Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. The Company has identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAPIENT CORPORATION

By:	/s/ Alan J. Herrick
Alan J. Herrick
President and Chief Executive Officer

Dated: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ ALAN J. HERRICK Alan J. Herrick	President and Chief Executive Officer	February 28, 2008

Principal Financial Officer:

/s/ JOSEPH S. TIBBETTS, JR. Joseph S. Tibbetts, Jr.	Chief Financial Officer	February 28, 2008

Principal Accounting Officer:

/s/ STEPHEN P. SARNO Stephen P. Sarno	Chief Accounting Officer	February 28, 2008

Directors:

/s/ JEFFREY M. CUNNINGHAM Jeffrey M. Cunningham		February 28, 2008

/s/ HERMANN BUERGER Hermann Buerger		February 28, 2008

/s/ JAMES M. BENSON James M. Benson		February 28, 2008

/s/ DARIUS W. GASKINS, JR. Darius W. Gaskins, Jr.		February 28, 2008

/s/ ALAN J. HERRICK Alan J. Herrick		February 28, 2008

Signature	Title	Date

/s/ GARY S. MCKISSOCK Gary S. McKissock		February 28, 2008

/s/ J. STUART MOORE J. Stuart Moore		February 28, 2008

/s/ BRUCE D. PARKER Bruce D. Parker		February 28, 2008

EXHIBIT INDEX

Exhibit
Number		Description

3.1	—	Second Amended and Restated Certificate of Incorporation(1)
3.2	—	Amended and Restated Bylaws(1)
4.1	—	Specimen Certificate for Shares of Common Stock, $.01 par value, of the Company(2)
10.1†	—	1996 Equity Stock Incentive Plan(2)
10.2†	—	1996 Director Stock Option Plan(2)
10.3†	—	1998 Stock Incentive Plan(3)
10.4†	—	Amendment to 1998 Stock Incentive Plan(4)
10.5†	—	2001 Stock Option Plan(5)
10.6†	—	Sapient Corporation Winning Performance Plan(6)
10.7†	—	2007 Global Performance Bonus Plan(7)
10.8†	—	Director Compensation Matters(8)
10.9†	—	J. Stuart Moore Separation Agreement(8)
10.10†	—	Joseph S. Tibbetts, Jr. Offer Letter(8)
10.11†	—	Alan M. Wexler Severance Agreement(8)
10.12†	—	Sheeroy D. Desai Transition Agreement(7)
10.13†	—	Sheeroy D. Desai Recruiting Agreement(7)
10.14†	—	Joseph S. Tibbetts, Jr. Restricted Stock Units Agreement(7)
10.15†	—	Alan J. Herrick Employment Agreement(9)
10.16†	—	Form of Restricted Stock Units Agreement for Initial Grant to re-elected Board members(9)
10.17†	—	Form of Restricted Stock Units Agreement for Initial Grant to newly appointed Board members(9)
10.18†	—	Form of Restricted Stock Units Agreement for Employees(9)
10.19†*	—	Amended and Restated Consulting Agreement with Jerry A. Greenberg
21*	—	List of Subsidiaries
23*	—	Consent of PricewaterhouseCoopers LLP
31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits filed herewith.

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 000-28074).

(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-12671).

(3)	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-28074).

(4)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended September 30, 2006 (File No. 000-28074).

(5)	Incorporated herein by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders (File No. 000-28074).

(6)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended June 30, 2006 (File No. 000-28074).

(7)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended June 30, 2007 (File No. 000-28074).

(8)	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-28074).

(9)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended September 30, 2007 (File No. 000-28074).