Form 10-Q
period 2008-03-31
SAPIENT CORP
filed 2008-05-08
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑                 No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2008

Common Stock, $0.01 par value per share	126,872,292 shares

SAPIENT CORPORATION
INDEX
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Quarterly Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Quarterly Report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described below in Part II, Item 1A, “Risk Factors” in this Quarterly Report and in and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Quarterly Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

SAPIENT CORPORATION
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CONSOLIDATED AND CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except
	per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$133,318	$118,697
Marketable securities, current portion	8,362	57,667
Restricted cash, current portion	450	458
Accounts receivable, less allowance for doubtful accounts of $498 and $956 at March 31, 2008 and December 31, 2007, respectively	85,798	82,413
Unbilled revenues	37,811	33,403
Prepaid expenses and other current assets	18,943	22,720

Total current assets	284,682	315,358
Marketable securities, net of current portion	21,317	—
Restricted cash, net of current portion	1,388	1,294
Property and equipment, net	35,345	34,914
Purchased intangible assets, net	5,025	5,512
Goodwill	40,544	40,544
Other assets	10,841	9,982

Total assets	$399,142	$407,604

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,609	$7,264
Accrued compensation	40,304	54,203
Accrued restructuring costs, current portion	3,564	3,584
Deferred revenues, current portion	9,787	13,701
Other current accrued liabilities	46,671	47,405

Total current liabilities	110,935	126,157
Accrued restructuring costs, net of current portion	6,932	7,689
Deferred revenues, net of current portion	506	577
Other long-term liabilities	12,484	12,332

Total liabilities	130,857	146,755

Commitments and contingencies (Note 5)
Redeemable common stock, par value $0.01 per share, 134,995 shares issued and outstanding at March 31, 2008 and December 31, 2007	290	290
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued at March 31, 2008 and December 31, 2007	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 131,785,758 shares issued at March 31, 2008 and December 31, 2007	1,318	1,318
Additional paid-in capital	566,609	564,878
Treasury stock, at cost, 5,765,817 and 6,072,232 shares at March 31, 2008 and December 31, 2007, respectively	(24,046)	(24,240)
Accumulated other comprehensive income	11,081	12,686
Accumulated deficit	(286,967)	(294,083)

Total stockholders’ equity	267,995	260,559

Total liabilities, redeemable common stock and stockholders’ equity	$399,142	$407,604

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Service revenues	$154,231	$121,295
Reimbursable expenses	6,303	4,494

Total gross revenues	160,534	125,789

Operating expenses:
Project personnel expenses	106,907	83,830
Reimbursable expenses	6,303	4,494

Total project personnel expenses and reimbursable expenses	113,210	88,324
Selling and marketing expenses	10,853	7,608
General and administrative expenses	30,041	29,504
Restructuring and other related charges (benefits)	143	(112)
Amortization of purchased intangible assets	487	542

Total operating expenses	154,734	125,866

Income (loss) from operations	5,800	(77)
Interest and other income, net	2,770	1,303

Income from operations before income taxes	8,570	1,226
Provision for income taxes	1,454	451

Net income	$7,116	$775

Basic and diluted net income per share	$0.06	$0.01

Weighted average common shares	126,031	123,301
Weighted average dilutive common share equivalents	2,925	3,593

Weighted average common shares and dilutive common share equivalents	128,956	126,894

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$7,116	$775
Adjustments to reconcile net income to net cash used in operating activities:
Loss recognized on disposition of fixed assets	30	8
Unrealized loss on hedge positions	59	—
Depreciation expense	4,511	2,907
Amortization of purchased intangible assets	487	542
Deferred income taxes	(464)	216
Provision for (recovery of) allowance for doubtful accounts, net	(293)	156
Stock-based compensation expense	4,485	4,167
Changes in operating assets and liabilities:
Accounts receivable	(2,785)	(14,166)
Unbilled revenues	(4,318)	1,167
Prepaid expenses and other current assets	3,314	(2,676)
Other assets	(53)	767
Accounts payable	3,082	(1,300)
Accrued compensation	(15,548)	(5,439)
Other accrued liabilities	(1,768)	(2,552)
Accrued restructuring costs	(702)	(1,172)
Deferred revenues	(3,873)	(4,155)
Other long-term liabilities	(100)	2,791

Net cash used in operating activities	(6,820)	(17,964)

Cash flows from investing activities:
Cash paid for acquisitions	(225)	—
Cash received for sale of discontinued operations	720	436
Purchases of property and equipment and internally developed software	(4,071)	(1,725)
Sales and maturities of marketable securities	35,250	33,000
Purchases of marketable securities	(8,339)	(36,345)
Restricted cash	(4)	220

Net cash provided by (used in) investing activities	23,331	(4,414)

Cash flows from financing activities:
Principal payments under capital lease obligations	(19)	(37)
Proceeds from stock option and purchase plans	947	—
Repurchases of common stock	(1,997)	—

Net cash used in financing activities	(1,069)	(37)

Effect of exchange rate changes on cash and cash equivalents	(821)	451

Increase (decrease) in cash and cash equivalents	14,621	(21,964)
Cash and cash equivalents, at beginning of period	118,697	75,022

Cash and cash equivalents, at end of period	$133,318	$53,058

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
1. Basis of Presentation
     The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
     Unless the context requires otherwise, references in this Quarterly Report to “Sapient,” “the Company,” “we,” “us” or “our” refer to Sapient Corporation and its consolidated subsidiaries.
2. Marketable Securities and Fair Value Disclosures
     At March 31, 2008 and December 31, 2007, all of the Company’s marketable securities were classified as available-for-sale. Marketable securities are carried on the balance sheet at their fair market value.
     The following tables summarize the Company’s marketable securities:

	March 31, 2008
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Carrying Value	Gains	Losses	Value
	(In thousands)
Auction rate securities	$22,425	$—	$(1,108)	$21,317
Corporate debt securities	6,337	20	—	6,357
Certificates of deposit	2,000	5	—	2,005

Total	$30,762	$25	$(1,108)	$29,679

	December 31, 2007
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Carrying Value	Gains	Losses	Value
	(In thousands)
Auction rate securities	$41,575	$—	$—	$41,575
Corporate debt securities	$11,599	—	(5)	11,594
Municipal bonds	999	—	(4)	995
Certificates of deposit	3,501	2	—	3,503

Total	$57,674	$2	$(9)	$57,667

     All of the Company’s Auction Rate Securities (“ARS”) at March 31, 2008 have been in an unrealized loss position for less than twelve months.
     Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Gross realized gains and losses on the sale of securities are calculated using the specific identification method, and were not material to the Company’s operations for the three months ended March 31, 2008 and 2007.
     Included in the Company’s cash and cash equivalents balance of $113.3 million at March 31, 2008 were approximately $26.9 million of time deposits with maturities of seven days. Included in the Company’s cash and cash equivalents balance of $118.7 million at December 31, 2007 was approximately $21.6 million of time deposits with maturities of seven days.
     On February 13, 2008, certain ARS securities that the Company held experienced failed auctions that limited the liquidity of these securities. As of March 31, 2008, the Company held ARS securities with a cumulative par value of $22.4 million. As of December 31, 2007, the Company had held ARS securities with a cumulative par value of $41.6 million and had decreased its position in these securities to $31.8 million as of February 13, 2008 (the date the failures began for our securities). From February 13, 2008 through March 31, 2008, the Company has been able to sell $9.4 million of its positions in municipal ARS securities at par, leaving $4.0 million at par, but has been unable to sell any of its 13 positions of student loan ARS securities which total $18.4 million at March 31, 2008. During the three months ended March 31, 2008, all ARS securities held at March 31, 2008 experienced at least one auction failure.
     Due to the lack of an active market for the ARS securities the Company holds, there were no quoted prices and little observable market data available for the Company to determine the market value of these holdings as of March 31, 2008. As a result, the Company has estimated the fair value of these auction-rate securities using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure of each security; (ii) the probability of future passed or failed auctions at various points in the future; (iii) the timing of expected future principal and interest payments; and (iv) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security. As a result of this analysis, the Company believes that the market value of its ARS securities as of March 31, 2008 is $1.1 million less than their par value and have recorded this impairment as a reduction in equity in the ‘other comprehensive income’ section of its consolidated and condensed balance sheet because the Company believes the current impairment to be temporary in nature as the Company has the ability and intent to hold these securities until a successful auction occurs, or another liquidating event, and the remaining ARS securities are liquidated at par value. The Company concluded that the impairment charges recorded were temporary because (i) the Company believes that the decline in market value is due to general market conditions, including lack of liquidity for these securities; (ii) the ARS securities continue to be of high credit quality and interest is paid when due; and (iii) the Company has the intent and ability to hold the ARS securities until a recovery in market value occurs. If in the future the Company determines that any decline in value of the ARS securities is other-than-temporary, the Company would have to recognize the loss in its statement of operations, which could have a material impact on its operating results in the period it is recognized. Further, as the funds associated with the ARS securities may not be accessible for in excess of twelve months because of continued failed auctions or the Company’s inability to find a buyer outside of the auction process, the Company has classified these securities as long-term assets in its consolidated and condensed balance sheet as of March 31, 2008.
     In accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS No. 157”), the following table represents the Company’s fair value hierarchy for its cash equivalents and marketable securities measured at fair value on a recurring basis as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Auction rate securities	$—	$—	$21,317	$21,317
Bank time deposits	—	26,875	—	26,875
Corporate debt securities	—	6,357	—	6,357
Certificates of deposit	—	2,005	—	2,005
Money market fund deposits	28,083	—	—	28,083

Total	$28,083	$35,237	$21,317	$84,637

     Level 1 assets consist of money market fund deposits that are traded in an active market with sufficient volume and frequency of transactions. The fair value of these assets was determined from quoted prices in active markets for identical assets.
     Level 2 assets consist of corporate debt securities, certificates of deposit, and bank time deposits. The fair value of these assets was determined from quoted prices in active markets for identical assets, however these assets have been classified as Level 2 instruments, primarily due to the adjustments to the fair value of these securities arising from transfer restrictions.
     Level 3 assets consist of ARS securities structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. The ARS securities the Company holds are collateralized by student loans and municipal debt. As discussed above, the fair value of these securities was determined using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure of each security; (ii) the probability of future passed or failed auctions at various points in the future; (iii) the timing of expected future principal and interest payments; and (iv) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security.
     The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2008:

Level 3 Inputs
(In thousands)
Balance at December 31, 2007	$—
Transfers into Level 3	31,850
Unrealized loss included in other comprehensive income	(1,108)
Net purchases and sales	(9,425)

Balance at March 31, 2008	$21,317

Subsequent to March 31, 2008, the Company sold $1.8 million of ARS securities at par.
3. Stock-Based Compensation
     Under the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”), the Company recorded $4.5 million and $4.2 million of stock-based compensation expense in the accompanying consolidated and condensed statement of operations for the three months ended March 31, 2008 and 2007, respectively. Stock-based compensation expense for all share-based payment awards granted since January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.
     Project personnel expenses, selling and marketing expenses and general and administrative expenses appearing in the consolidated and condensed statements of operations include the following stock-based compensation amounts:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Project personnel expenses	$2,060	$2,199

Selling and marketing expenses	$1,036	$1,078

General and administrative expenses	$1,389	$890

     Stock-based compensation expenses capitalizable related to internally developed software were not material for the three months ended March 31, 2008 and 2007. The Company uses the Black-Scholes valuation model for estimating the fair value of the stock options granted under SFAS No. 123R. The fair value per share of Restricted Stock Unit (“RSU”) awards is equal to the quoted market price of the Company’s common stock on the date of grant. RSU awards with market-based vesting criteria are valued using a lattice model.
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
     In connection with the Company’s internal review of its historical stock-based compensation practices from 1996 to 2006, the Company determined that certain options exercised in 2006 by current and former employees of the Company (the “Affected Employees”) had been mispriced and, therefore, were subject to an excise tax, and associated interest charges, under Section 409A of the Internal Revenue Code (“Section 409A”). As a result, during the first quarter of 2007 the Compensation Committee of the Company’s Board Directors approved a remediation plan that called for the Company to pay this tax (and interest charges) on behalf of the Affected Employees. Accordingly, the Company recorded an expense of $750,000 during the first quarter of 2007 related to this tax and associated interest charges. The Company has made payments of $400,000 of this liability, and the remaining $350,000 was accrued at March 31, 2008.
     Additionally, with respect to mispriced, unexercised stock options held by Affected Employees that also are subject to an excise tax (and interest charges) under Section 409A (the “409A Affected Options”), the Company implemented a remediation plan in the second quarter of 2007. Under this plan, on May 18, 2007 the Company increased the exercise price of 1.9 million 409A Affected Options to the fair market value of the Company’s stock on the correct measurement date for these option awards. In turn, to compensate the Affected Employees for the increase to the exercise price of their 409A Affected Options, the Compensation Committee authorized management to issue (a) current employees additional stock options at an exercise price equal to the Company’s stock price on the date of the price increase (May 18, 2007), and (b) former employees a cash payment. In connection with this “make whole” provision, the Company issued 155,000 stock options and made cash bonus payments of $34,000. The Company incurred no compensation expense associated with additional option grants issued to current employees, as the fair value of the employees’ repriced and new option grants equaled the fair value of the original 409A Affected Options.
     Further, due to the Company’s delayed filing of its quarterly reports on Form 10-Q for the three and six months ended June 30, 2006, the three and nine months ended September 30, 2006 and the three months ended March 31, 2007 and Annual Report on Form 10-K for the year-ended December 31, 2006 in connection with its historical stock-based compensation review, some employees were unable to exercise stock options from the fourth quarter of 2006 until June 15, 2007 (the date on which the Company completed the filing of all reports required to be filed pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, for the preceding 12 months) (“Compliance Date”). As a result, during the first quarter of 2007, the Compensation Committee approved the extension of certain options that otherwise would have expired during this “trading blackout period,” to enable the affected employees a reasonable period of time after the Compliance Date to exercise their vested options. The Company recorded compensation expense of $560,000 during the three months ended March 31, 2007.
     The following table summarizes activity under all stock option plans for the three months ended March 31, 2008:

		Weighted
		Average
		Exercise
	Shares	Price
	(In thousands)
Outstanding as of December 31, 2007	10,345	$12.42
Options exercised	(241)	$3.72
Options forfeited/cancelled	(566)	$12.73

Outstanding as of March 31, 2008	9,538	$12.62

Vested and expected to vest as of March 31, 2008	9,384	$12.71

Options exercisable as of March 31, 2008	8,823	$13.09

Aggregate intrinsic value of outstanding	$13,578
Aggregate intrinsic value of vested and expected to vest	$13,466
Aggregate intrinsic value of exerciseable	$13,073
     The aggregate intrinsic value of stock options exercised in the three months ended March 31, 2008 was $0.9 million, determined at the date of exercise. There were no stock option exercises in the three months ended March 31, 2007 due to the Company’s stock option investigation and restatement.
As of March 31, 2008, there remained approximately $1.8 million of compensation expense, net of estimated forfeitures related to non-vested stock options to be recognized as expense over a weighted average period of 0.7 years.
     The table below summarizes activity relating to RSUs for the three months ended March 31, 2008:

	Number of Shares	Weighted
	Underlying	Average Grant
	Restricted Units	Date Fair Value
	(In thousands)
Unvested as of December 31, 2007	5,508	$6.19
Restricted units granted	54	$7.50
Restricted units vested	(573)	$5.31
Restricted units forfeited/cancelled	(112)	$6.76

Unvested as of March 31, 2008	4,877	$6.29

Expected to vest	4,353	$6.29

     The weighted average grant date fair value of RSUs granted for the three months ended March 31, 2008 was $7.50. There were no RSUs granted in the 3 months ended March 31, 2007 due to the Company’s stock option investigation and restatement. The aggregate intrinsic value of the RSUs vested in the three months ended March 31, 2008 and 2007 was $4.1 million and $0.4 million, respectively. The intrinsic value of the non-vested RSUs, net of forfeitures, as of March 31, 2008 was $30.3 million. As of March 31, 2008, there remained $24.4 million of compensation expense related to non-vested RSUs to be recognized as expense over a weighted average period of approximately 2.5 years.

4. Net Income Per Share
     The following information presents the Company’s computation of basic and diluted net income per share for the periods presented in the consolidated and condensed statements of operations:

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)
Net income	$7,116	$775
Basic net income per share:
Weighted average common shares outstanding	126,031	123,301

Basic net income per share	$0.06	$0.01

Diluted net income per share:
Weighted average common shares outstanding	126,031	123,301
Weighted average dilutive common share equivalents	2,925	3,593

Weighted average common shares and dilutive common share equivalents	128,956	126,894

Diluted net income per share	$0.06	$0.01

Anti-dilutive options and share based awards not included in the calculation	5,453	9,186

5. Commitments and Contingencies
     The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims in which the damages claimed under such actions, in the aggregate, total approximately $3.3 million as of March 31, 2008. The Company has accrued at March 31, 2008 approximately $0.7 million related to certain of these items. The Company is also subject to various administrative audits, each of which has arisen in the ordinary course of business. The Company intends to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has accrued.
     In addition, in connection with the internal review into the Company’s historical stock-based compensation practices, the Company reviewed the payroll withholding tax effect associated with certain stock options that had incorrect measurement dates. Certain stock options were originally intended to be Incentive Stock Options (“ISOs”) under U.S. tax regulations. However, by definition, ISOs may not be granted with an exercise price less than the fair market value of the underlying stock on the date of grant. Because these options had incorrect measurement dates, they do not qualify as ISOs under the regulations. Therefore, the affected ISOs were accounted for as if they were non-qualified stock options for payroll tax accounting purposes. The Company recorded a liability for the unpaid income and employment taxes plus potential penalties and interest based upon the change in status of the affected options. The Company recorded a liability for the taxes, penalties and interest due based upon the change in status of the options in the amount of $17.8 million. The Company recorded reversals of this accrual in the amount of $16.5 million between 2003 and 2006 due to the expiration of the tax statute of limitations. These adjustments resulted in a net charge to income of $1.3 million over the period 1996 to 2006, which represents management’s best estimate of the Company’s liability.
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
     On October 27, 2006 and October 31, 2006, three additional shareholder derivative actions were filed in the United States District Court for the District of Massachusetts; Mike Lane, Derivatively on Behalf of Sapient Corporation v. J. Stuart Moore, Jerry A. Greenberg, Sheeroy D. Desai, et al. and Sapient Corporation; Marc Doyle, Derivatively on Behalf of Sapient Corporation v. J. Stuart Moore, Jerry A. Greenberg, Sheeroy D. Desai, et al. and Sapient Corporation; and Laurence Halaska, Derivatively on Behalf of Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Scott J. Krenz, et al. and Sapient Corporation. The federal derivative actions are substantially similar to the state derivative actions, except that federal derivative actions assert violations of the Sarbanes-Oxley Act and violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act. On June 21, 2007, the United States District Court for the District of Massachusetts entered an order consolidating the foregoing derivative actions under the caption In re Sapient Corporation Derivative Litigation. On July 21, 2007, the plaintiffs filed an amended complaint, adding five current and former Sapient officers, and on August 20, 2007, the defendants filed a motion to dismiss the action. On December 3, 2007, the plaintiffs notified the Court that in light of the dismissal of the state derivative action, they would serve a demand on Sapient’s Board of Directors. Simultaneously, the plaintiffs served a demand on Sapient’s Board of Directors alleging claims and damages similar to those contained in the State Plaintiffs’ demand letter. On January 7, 2008, the Court ordered updated motions to dismiss from the defendants concerning whether — in light of the plaintiffs making the demand on the Sapient Board of Directors — the plaintiffs have standing to bring the derivative action. The Court also denied the defendants’ pending motions to dismiss without prejudice for reasons of mootness. The Company subsequently filed updated motions to dismiss and is awaiting a decision from the Court with respect to these motions.
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
     During the first quarter of 2008, the Company recorded net restructuring and other related charges of approximately

$143,000 in its consolidated and condensed statements of operations related to two items. The first involved recording a restructuring charge associated with a change of estimated operating expenses to be incurred in connection with three previously restructured leases, the last of which ends in 2011. On an annual basis, the Company receives a true-up of actual operating charges incurred from the landlord. Based on this true-up, the Company estimates that future operating expenses will exceed its prior estimate by $506,000. The second item was the result of a restructuring benefit of approximately $363,000 associated with the re-occupation of approximately 3,900 square feet of previously restructured space in its Munich, Germany office. The restructuring accrual for this space was initially established in 2002 and the contractual lease term for the office space ends on December 31, 2011. Since 2002, the demand for advanced technology consulting services and the economic landscape have significantly improved, leading to strong revenue growth for Sapient over the past several years, particularly in Europe. Forecasted growth for 2008 and beyond for Sapient will require additional capacity in Europe to support the growth of the business, therefore the Company has decided to re-occupy this previously restructured space. The $363,000 will be recognized as operating rent expense over the remaining contractual lease term, which ends on December 31, 2011.
     During the first quarter of 2007, the Company recorded a benefit to restructuring and other related charges of approximately $112,000 in connection with these restructuring plans related to increases in estimated sublease income. The restructuring consisted of ceasing operations and consolidating or closing excess offices. Estimated costs for the consolidation of facilities included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sublease income. The Company has not finalized sublease agreements for all leases and is currently involved in negotiations to sublease vacant spaces.
     The following table shows activity during the three months ended March 31, 2008 related to restructuring events:

Facilities
(In thousands)
Balance, December 31, 2007	$11,273
Charges	143
Non-cash, utilized	(3)
Cash utilized	(917)

Balance, March 31, 2008	$10,496

     The total remaining accrued restructuring for all events is $10.5 million at March 31, 2008, of which the cash outlay over the next 12 months is expected to be $3.6 million, and the remainder will be paid through 2011.
7. Income Taxes
     The Company has deferred tax assets that have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), requires the establishment of a valuation allowance when the realization of deferred tax assets is not considered more likely than not. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of cumulative recent losses in the United States, and the difficulty in predicting profitability in future periods at March 31, 2008, the Company has continued to record a valuation allowance against its deferred tax assets in the United States.
     For the three months ended March 31, 2008 and 2007, the Company recorded an income tax provision of $1.5 million and $0.5 million, respectively. The Company’s income tax is primarily related to foreign, federal alternative minimum tax and state tax obligations.
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
     The Company has gross unrecognized tax benefits of approximately $5.3 million as of March 31, 2008 and $4.8 million as of December 31, 2007. These amounts (net of federal benefit on state issues) represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2008, interest accrued was approximately $0.8 million.
     The Company conducts business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including Canada, Germany, India, United Kingdom and the United States. The audit by the Internal Revenue Service of the U.S. parent company for the year ended 2005 resulted in a $400,000 assessment which was accrued as of March 31, 2008. Also, the Company is currently under audit by the Assessing Office in India for the 2004 through 2005 tax year. This examination phase of the audit was not concluded as of March 31, 2008.
8. Comprehensive Income
     The components of comprehensive income are presented below for the periods presented in the consolidated and condensed statements of operations:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Net income	$7,116	$775
Foreign currency translation gain/(loss)	(528)	688
Unrealized loss on investments, net of tax of $0	(1,077)	(1)

Comprehensive income	$5,511	$1,462

9. Segment Information
     The Company has discrete financial data by operating segments available based on its method of internal reporting, which disaggregates its operations. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance.
     The Company does not allocate certain marketing and general and administrative expenses to its business unit segments, with the exception of Government Services, because these activities are managed separately from the business units. The Company does allocate certain marketing and general and administrative expenses to its Government Services business unit as these activities are managed within that business unit. The Company did not allocate the costs associated with its restructuring events across all operating segments for internal measurement purposes, given that the substantial majority of the restructuring costs were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. Management does not allocate stock-based compensation to the segments for the review of results for the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM and, therefore, the Company has not disclosed asset information for each operating segment.
     The tables below present the service revenues and income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change attributable to these operating segments for the periods presented.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Service Revenues:
North America	$97,750	$81,728
Government Services	7,256	5,912
Europe	49,225	33,655

Consolidated Total	$154,231	$121,295

Income From Operations Before Income Taxes:
North America (1)	$15,328	$19,385
Government Services	2,412	2,156
Europe (1)	11,829	8,699

Total reportable segments (1)	29,569	30,240
Less reconciling items (2)	(20,999)	(29,014)

Consolidated Income from Operations Before Income Taxes	$8,570	$1,226

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income from continuing operations before income taxes include the following:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Centrally managed functions	$18,183	$22,550
Restructuring and other related charges (benefits)	143	(112)
Amortization of intangible assets	487	542
Stock-based compensation expense	4,485	4,167
Interest and other income, net	(2,770)	(1,303)
Unallocated expenses (3)	471	3,170

	$20,999	$29,014

(3)	Includes corporate portion of both selling and marketing and general and administrative expenses.
10. Geographic Data
     Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated and condensed statements of operations and the consolidated and condensed balance sheets:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Service revenues:
United States	$91,509	$80,140
International	62,722	41,155

Total service revenues	$154,231	$121,295

	March 31,	December 31,
	2008	2007
	(In thousands)
Long-lived assets:
United States	$39,679	$17,454
International	23,128	23,572

Total long-lived assets (1)	$62,807	$41,026

(1)	Excluded from these amounts are long-term deferred tax assets and benefits in the amount of $6.1 million and $5.1 million at March 31, 2008 and December 31, 2007, respectively.
11. Purchased Intangible Assets
     The following is a summary of intangible assets as of March 31, 2008 and December 31, 2007:

	March 31, 2008
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
		(In thousands)
Customer lists and customer relationships	$8,100	$(3,750)	$4,350
SAP license agreement	1,100	(1,069)	31
Non-compete agreements	1,170	(526)	644

Total purchased intangible assets	$10,370	$(5,345)	$5,025

	December 31, 2007
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
		(In thousands)
Customer lists and customer relationships	$8,100	$(3,364)	$4,736
SAP license agreement	1,100	(1,025)	75
Non-compete agreements	1,170	(469)	701

Total purchased intangible assets	$10,370	$(4,858)	$5,512

Amortization expense related to the purchased intangible assets was $487,000 and $542,000 for the three months ended March 31, 2008 and 2007, respectively.
12. Termination of Royalty Arrangement and Call Option
     Although the Company held no ownership interest in the voting shares of Sapient S.p.A., the management team of Sapient S.p.A. was the exclusive licensee of Sapient’s intellectual property in Italy and the Company was entitled to a royalty equal to 2% of the annual revenue of Sapient S.p.A. beginning July 2, 2005. The Company had an option to purchase 100% of the ownership of Sapient S.p.A. from 2007 to 2010.
     In March 2008, in connection with the acquisition of 100% of the outstanding shares of Sapient S.p.A. by a third party investor, the Company terminated both the royalty arrangement and the call option with Sapient S.p.A., resulting in a lump-sum receivable of $775,000, which is expected to be received in the second quarter of 2008. As part of the termination agreement, Sapient S.p.A. has the ability to use the Company’s intellectual property for a transitional period ending on December 31, 2008 with no continuing obligations on the part of Sapient Corporation. Of the $775,000, $465,000 has been recognized as royalty revenue (included in services revenue in our consolidated and condensed statement of operations) during the first quarter of 2008, which is representative of the estimated fair value of royalties. The residual $310,000 has been recognized as other income during the first quarter of 2008.
13. Discontinued Operations
     On May 2, 2006, the Company sold 100% of its investment in HWT, Inc. (“HWT”), the Company’s majority owned, fully consolidated subsidiary, for which it received net cash proceeds of approximately $5.4 million. Net assets sold included cash of approximately $274,000. In January of 2008, the Company received additional cash proceeds of $720,000, which had previously been recorded as a receivable, related to holdback escrow in accordance with the terms of the agreement. In addition, the Company could receive up to $2.0 million in additional earn-out payments in 2008, which will be recorded when, and if earned.
14. Foreign Currency Translation
     Foreign exchange gains of approximately $599,000 and foreign exchange losses of approximately $149,000 for the three months ended March 31, 2008 and 2007, respectively, are included in general and administrative expenses in the consolidated and condensed statements of operations. These gains and losses were primarily related to intercompany foreign currency transactions that are of a short-term nature.

15. Stock Repurchase
          On February 10, 2006 the Board of Directors authorized $25.0 million in funds for stock repurchase programs. Sapient has announced that it will repurchase shares on the open market or in private transactions from time to time depending on market conditions. This authorization shall continue until it is discontinued by the Board of Directors. No repurchases were made in the first quarter of 2007. In the first quarter of 2008, the Company repurchased approximately 304,000 shares of its common stock at an average price of $6.56 per share for an aggregate purchase price of $2.0 million. As of March 31, 2008, $7.9 million remained available for repurchase under the plan.
16. Recent Accounting Pronouncements
     Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement. Relative to SFAS No. 157, the FASB issued FASB Staff Positions (“FSP”) No. 157-1 and No. 157-2. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions. FSP No.157-2, “Effective Date of FASB Statement No. 157-2”, provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
          The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.
          Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. If the fair value option is elected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date. Upon initial adoption of this Statement an entity is permitted to elect the fair value option for available-for-sale and held-to-maturity securities previously accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The effect of reclassifying those securities into the trading category should be included in a cumulative-effect adjustment of retained earnings and not in current-period earnings and should be separately disclosed. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The adoption of this statement did not have an impact on the Company’s consolidated results of operations and financial condition as the fair value option was not elected.
          In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies including contingent consideration, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations occurring in fiscal years beginning after December 31, 2008. The Company has not yet determined the effect, if any adopting SFAS No. 141R will have on its consolidated financial statements.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. The Company has not yet determined the effect, if any SFAS No. 160 will have on its consolidated financial statements.
          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is in the process of evaluating the effect, if any, the adoption of SFAS No. 161 will have on its financial statements.
17. Prepaid Expenses and Other Current Assets, Other Assets and Other Current Accrued Liabilities
          The following is a table summarizing the components of selected balance sheet items as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(In thousands)
Prepaid expenses and other current assets:
Deferred tax assets, current portion	$1,563	$1,557
Prepaid insurance	557	1,021
Prepaid media	816	4,339
Prepaid rent	1,937	2,130
VAT tax receivable	5,513	4,766
Other current assets	8,557	8,907

	$18,943	$22,720

Other assets:
Deferred tax assets, net of current portion	$6,083	$5,164
Other assets	4,758	4,818

	$10,841	$9,982

Other accrued liabilities:
Accrued media	$6,190	$9,797
Accrued accounts payable	19,038	17,774
VAT tax payable	10,432	10,319
Other accrued expenses	7,368	8,408
Income taxes payable	3,643	1,107

	$46,671	$47,405

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
          Founded in 1990 and incorporated in Delaware in 1991, Sapient maintains a strong global presence with offices in the United States, Canada, the United Kingdom, Germany, the Netherlands, Sweden and India.
     Our service revenues for the first quarter of 2008 were $154.2 million, a 27% increase compared to service revenues for the first quarter of 2007. The growth in service revenues is due to an increase in demand for our services on a worldwide basis. Revenues increased by 46% in our Europe operating segment, and by 23% and 20% in our Government Services and North America operating segments, respectively.
     During 2008, we continued to utilize our India-based effort on our Global Distributed Delivery (“GDD”) projects thereby increasing our billable days, or level of effort, incurred by our India people as a percentage of total Company billable days for the first quarter of 2008 to 67% compared to 59% in the first quarter of 2007. Our GDD methodology continues to be important to our clients’ success. This proprietary methodology allows us to provide high-quality, cost-effective solutions under accelerated project schedules. By engaging India’s highly skilled technology specialists, we can provide services at lower total costs as well as offer a continuous delivery capability resulting from time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services.
     For the first quarter of 2008, we reported income from operations of $5.8 million compared to a loss from operations of $77,000 in the first quarter of 2007, and we reported net income of $7.1 million compared to net income of $775,000 in the first quarter of 2007. The improvement in net income from operations is the result of multiple factors including an increase in service revenues and operational performance improvement, a decrease in costs and expenses incurred related to our review of (and restatement resulting from) our historical stock-based compensation practices, partially offset by greater compensation costs.
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
Summary of Critical Accounting Policies; Significant Judgments and Estimates
     We have identified the accounting policies which are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during the three months ended March 31, 2008 to the items disclosed as our summary of critical accounting policies, significant judgments and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007 other than those described herein.
Valuation and impairment of investments and/or marketable securities. The fair value of our investments and/or marketable securities is generally determined from quoted market prices received from pricing services based upon market transactions at fair value. We also have investments in auction rate securities collateralized by student loans and municipal debt. The Company’s auction rate securities are generally recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset through an auction process every seven to thirty-five days. This auction mechanism generally allows existing investors to roll over their holdings and continue to own their securities or liquidate their holdings by selling their securities at par value. Because of these short intervals between interest reset dates, we monitor the auctions to ensure they are successful, which provides evidence that these investments that are carried at par value approximates their fair value. To the extent an auction fails and the securities are not liquid, we use other alternatives to determine the fair value of these securities, which may not be based on quoted market transactions. In the first quarter of 2008, the Company experienced failed auctions and has estimated the fair value of these auction-rate securities using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure of each security; (ii) the probability of future passed or failed auctions at various points in the future; (iii) the timing of expected future principal and interest payments; and (iv) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security.
Investments and/or marketable securities, including auction rate securities are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. In the event that the cost basis of a security exceeds its fair value, we evaluate, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of the issuer, including industry and sector performance, overall market conditions and trends, and our intent and ability to hold the investment and the quality of the underlying collateral and the nature of any guarantees. Once a decline in fair value is determined to be other than temporary, a write-down is recorded through earnings. Assessing the above factors involves inherent uncertainty. Accordingly, write-downs, if recorded, could be materially different from the actual market performance of investments and/or marketable securities in our portfolio, if, among other things, relevant information related to our investments and/or marketable securities was not publicly available or other factors not considered by us would have been relevant to the determination of impairment.
Results of Operations
     The following table sets forth the percentage of our service revenues of items included in our consolidated and condensed statements of operations:

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Service revenues	100%	100%
Reimbursable expenses	4%	4%

Total gross revenues	104%	104%

Operating expenses:
Project personnel expenses	69%	69%
Reimbursable expenses	4%	4%

Total project personnel expenses and reimbursable expenses	73%	73%
Selling and marketing expenses	7%	6%
General and administrative expenses	19%	24%
Restructuring and other related charges (benefits)	0%	0%
Amortization of purchased intangible assets	0%	0%

Total operating expenses	100%	104%

Income (loss) from operations	4%	(0%)
Interest and other income, net	2%	1%

Income from operations before income taxes	6%	1%
Provision for income taxes	1%	0%

Net Income	5%	1%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Service Revenues
     Our service revenues for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31,	March 31,		Percentage
	2008	2007	Increase	Increase
	(In thousands, except percentages)
Service revenues	$154,231	$121,295	$32,936	27%

     Our service revenues increased by 27% in U.S. dollars and 24% in local currency terms during the three months ended March 31, 2008 compared to the same period in 2007. All of our revenue growth was organic, as the Company had no acquisitions during 2007 or the three months ended March 31, 2008. Our service revenues increased as we continued to see a strong market demand for our services from clients across all key sectors. In particular we experienced strong growth from clients in the Financial Services sector, which increased 44% or $13.4 million, in the Government, Health and Education sector, which increased 92% or $11.7 million, the Consumer and Travel sector, which increased 17% or $4.6 million and the Energy Services sector, which increased 19% or $2.9 million. Our growth from each of these sectors was principally as a result of a combination of new client wins and follow on projects from existing clients. The increased demand in these sectors supported our average project personnel peoplecount increasing 28% for the three months ended March 31, 2008 compared to the same period of 2007during which period we were able to maintain our utilization at 72% for the three months ended March 31, 2008 compared to the same period of 2007. During the same periods we also increased our use of contractors and consultants by 24% to support the growth of our business concentrated in specialized areas. The weakness of the U.S. dollar against our local currencies also contributed to 3% of the growth in service revenues for the three months ended March 31, 2008.
     Our five largest customers accounted for approximately 25% of our service revenues in the aggregate, which represents an increase compared to 23% for the three months ended March 31, 2007. No customer accounted for more than 10% of our service revenues in the first quarter of 2008, while one customer, Sprint Nextel, accounted for 12% of our service revenues in the first quarter of 2007. Our recurring revenues were 44% of our service revenues in the first quarter of 2008 compared to 37% in the first quarter of 2007. Recurring revenues are revenue commitments of one year or more in which the client has committed spending levels to us or chosen us as an exclusive provider of certain services, however any orders received can be cancelled or rescheduled prior to fulfillment.
Project Personnel Expenses
     Project personnel expenses consist principally of salaries and employee benefits for personnel dedicated to client projects, independent contractors and direct expenses incurred to complete projects that were not reimbursed by the client. These expenses represent the most significant expense we incur in providing our services.

	Three Months Ended
	March 31,	March 31,		Percentage
	2008	2007	Increase	Increase
	(In thousands, except percentages)
Project personnel expenses	$106,907	$83,830	$23,077	28%
Project personnel expenses as a percentage of service revenues	69%	69%	—
     Project personnel expenses increased by $23.1 million for the three months ended March 31, 2008 as compared to the same period in 2007. The increase in expense was due to a 28% increase in the average project personnel peoplecount for the three months ended March 31, 2008, compared to the same period in 2007. The increase in project personnel peoplecount increased salary and travel-related expenses by $17.7 million. Consultant expense increased by $5.5 million for the three months ended March 31, 2008, compared to the same period in 2007. The reason for the increase in consultant expense is due to a customer information system implementation which requires the use of a large number of contractors due to the specialized nature of the work, combined with the use of contractors in all of our operating segments to support the growth of our business. Project personnel expenses as a percentage of service revenues for the three months ended March 31, 2008 remained constant as compared to the same period in 2007.
Selling and Marketing Expenses
     Selling and marketing expenses consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses.

	Three Months Ended
	March 31,	March 31,		Percentage
	2008	2007	Increase	Increase
	(In thousands, except percentages)
Selling and marketing expenses	$10,853	$7,608	$3,245	43%
Selling and marketing expenses as a percentage of service revenues	7%	6%	1
     Selling and marketing expenses increased by $3.2 million for the three months ended March 31, 2008 as compared to the same period in 2007. The increase was primarily due to an increase of 14% in average selling and marketing peoplecount for the three months ended March 31, 2008, compared to the same period of 2007, as the Company hired more personnel to support the growth of the business. The peoplecount increase resulted in increases in commission and compensation expenses of $1.1 million, incentive compensation of $0.8 million, and increased travel, training and other marketing related expenses of $1.3 million. The increase in selling and marketing expenses as a percentage of revenues is due to the increase in average headcount for the three months ended March 31, 2008, compared to the same period in 2007.
General and Administrative Expenses
     General and administrative expenses relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses.

	Three Months Ended
	March 31,	March 31,	Increase	Percentage
	2008	2007	(Decrease)	Increase
	(In thousands, except percentages)
General and administrative expenses	$30,041	$29,504	$537	2%
General and administrative expenses as a percentage of service revenues	19%	24%	(5)
               General and administrative expenses increased $0.5 million for the three months ended March 31, 2008, compared to the same period in 2007. The increase was due to increased salaries and employee benefits of $2.0 million associated with increased peoplecount to support our worldwide growth in revenues and billable peoplecount and an increase of approximately $0.9 million in rent expense due to the addition of several new offices, offset by a decrease of $2.4 million in legal and consulting fees primarily related to the stock-based compensation review and restatement in 2007. Additionally, depreciation and maintenance expense increased by $1.5 million, primarily as a result of our expansion in India. The number of general and administrative personnel increased to 802 as of March 31, 2008, of which 535 were India based, compared to 761, of which 516 were India based at March 31, 2007. The additions in 2008 were primarily in finance, hiring and administrative groups.
          Our general and administrative expenses include foreign currency transaction gains of approximately $0.6 million for the three months ended March 31, 2008, compared to foreign currency transaction losses of approximately $0.2 million for the three months ended March 31, 2007. These gains and losses were primarily related to intercompany foreign currency translations that were of a short-term nature. General and administrative expenses include a benefit for recoveries of doubtful accounts in the amount of $0.3 million for the three months ended March 31, 2008 compared to a provision of $0.2 million for the three months ended March 31, 2007.
Restructuring and Other Related Charges
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

     During the first quarter of 2008, we recorded net restructuring and other related charges of approximately $143,000 in our consolidated and condensed statements of operations related to two items. The first involved recording a restructuring charge associated with a change of estimated operating expenses to be incurred in connection with three previously restructured leases, the last of which ends in 2011. On an annual basis we receive a true-up of actual operating charges incurred from the landlord. Based on this true-up, we estimated that future operating expenses will exceed our prior estimate by $506,000. The second item was the result of a restructuring benefit of approximately $363,000 associated with the re-occupation of approximately 3,900 square feet of previously restructured space in our Munich, Germany office. The restructuring accrual for this space was initially established in 2002 and the contractual lease term for the office space ends on December 31, 2011. Since 2002, the demand for advanced technology consulting services and the economic landscape have significantly improved, leading to strong revenue growth for Sapient over the past several years, particularly in Europe. Forecasted growth for 2008 and beyond for Sapient will require additional capacity in Europe to support the growth of the business, therefore we have decided to re-occupy this previously restructured space. The $363,000 will be recognized as operating rent expense over the remaining contractual lease term, which ends on December 31, 2011.
     We recorded a benefit to restructuring and other related charges of approximately $112,000 in the first quarter of 2007 in connection with these restructuring plans related to increases in estimated sublease income. The restructuring consisted of ceasing operations and consolidating or closing excess offices. Estimated costs for the consolidation of facilities included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sublease income. We have not finalized sublease agreements for all leases and are currently involved in negotiations to sublease vacant spaces. The following table shows activity during the three months ended March 31, 2008 related to restructuring events:

Facilities
(In thousands)
Balance, December 31, 2007	$11,273
Charges	143
Non-cash, utilized	(3)
Cash utilized	(917)

Balance, March 31, 2008	$10,496

     The total remaining accrued restructuring for all events is $10.5 million at March 31, 2008, of which the cash outlay over the next 12 months is expected to be $3.6 million, and the remainder will be paid through 2011.
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
Amortization of Intangible Assets
     During the first quarter of 2008 and 2007, amortization of intangible assets consisted primarily of non-compete and non-solicitation agreements and customer list related to the 2006 Planning Group International, Inc. (“PGI”) acquisition and the SAP license agreement and customer list related to the 2005 BIS acquisition. Amortization expense related to intangible assets was $0.5 million for the three months ended March 31, 2008 and 2007.
Interest and Other Income, Net
     Interest and other income are derived primarily from investments in tax-exempt, short-term municipal bonds, commercial paper and auction rate securities.

	Three Months Ended
	March 31,	March 31,		Percentage
	2008	2007	Increase	Decrease
	(In thousands, except percentages)
Interest and other income, net	$2,770	$1,303	$1,467	113%

     The increase for the three months ended March 31, 2008 as compared to the same period in 2007 was related to an increase in both interest income and other income. Included in other income for the three months ended March 31, 2008 is approximately $0.9 million of non-recurring items, of which $0.5 million is for recovery of expenses related to an employee matter, $0.3 million is for a termination arrangement eliminating the call option with Sapient S.p.A., and $0.1 million is for recovery for expenses related to a lease. Interest income increased for the three months ended March 31, 2008 compared to the same period in 2007 due to a higher average cash balances during the period, as well as an increased use of overnight sweep features and time deposits for the three months ended March 31, 2008 compared to the same period of 2007.
Provision for Income Taxes
     We have deferred tax assets that have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), requires the establishment of a valuation allowance when the realization of deferred tax assets is not considered more likely than not. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of cumulative recent losses in the United States and the difficulty in predicting profitability in future periods at March 31, 2008, we have continued to record a valuation allowance against our deferred tax assets in the United States.
     For the three months ended March 31, 2008 and 2007, we recorded an income tax provision of $1.5 million and $0.5 million, respectively. Our income tax is primarily related to foreign, federal alternative minimum tax and state tax obligations.
     Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.
          We have gross unrecognized tax benefits of approximately $5.3 million as of March 31, 2008 and $4.8 million as of December 31, 2007. These amounts (net of federal benefit on state issues) represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of our effective tax rate. We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2008, interest accrued was approximately $0.8 million.
          We conduct business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including Canada, Germany, India, United Kingdom and the United States. The audit by the Internal Revenue Service of the U.S. parent company for the year ended 2005 resulted in a $400,000 assessment which was accrued as of March 31, 2008. Also, the Company is currently under audit by the Assessing Office in India for the 2004 through 2005 tax year. This examination phase of the audit was not concluded as of March 31, 2008.

Results by Operating Segment
     We have discrete financial data by operating segments available based on our method of internal reporting, which disaggregates our operations. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance.
     We do not allocate certain marketing and general and administrative expenses to our operating segments because these activities are managed separately from the business units. We do allocate certain marketing and general and administrative expenses to our Government Services business unit as these activities are managed within the business unit. We did not allocate the costs associated with our restructuring events across our operating segments for internal measurement purposes, given that the substantial majority of the restructuring costs were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. Management does not allocate stock-based compensation to the segments for the review of results for the CODM. Asset information by operating segment is not reported to or reviewed by the CODM and, therefore, we have not disclosed asset information for each operating segment.
     The tables below present the service revenues and income (loss) from continuing operations before income taxes attributable to these operating segments for the periods presented:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Service Revenues:
North America	$97,750	$81,728
Government Services	7,256	5,912
Europe	49,225	33,655

Consolidated Total	$154,231	$121,295

Income From Operations Before Income Taxes:
North America (1)	$15,328	$19,385
Government Services	2,412	2,156
Europe (1)	11,829	8,699

Total reportable segments (1)	29,569	30,240
Less reconciling items (2)	(20,999)	(29,014)

Consolidated Income from Operations Before Income Taxes	$8,570	$1,226

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income from continuing operations before income taxes include the following:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Centrally managed functions	$18,183	$22,550
Restructuring and other related charges (benefits)	143	(112)
Amortization of intangible assets	487	542
Stock-based compensation expense	4,485	4,167
Interest and other income, net	(2,770)	(1,303)
Unallocated expenses (3)	471	3,170

	$20,999	$29,014

(3) Includes corporate portion of both selling and marketing and general and administrative expenses.
Service Revenues by Operating Segments
     Consolidated service revenues for the three months ended March 31, 2008, compared to the same period of 2007, increased 27% in U.S. dollars and 24% in local currency terms.
     Service revenues for our North America operating segment increased as we continued to see a strong market demand for our services from new and existing clients. In particular, we experienced strong growth from clients in the Financial Services sector, which increased 30%, or $7.8 million, the Government, Health and Education sector, which increased 115% or $3.6 million, and the Energy Services sector, which increased 26% or $2.9 million. The increased demand from these sectors supported our average project personnel peoplecount increasing 27% for the three months ended March 31, 2008 compared to the same period of 2007 during which period we had a slight decrease in utilization of one percentage point for the three months ended March 31, 2008 compared to the same period of 2007. During the same periods we also increased our use of contractors and consultants by 53% to support the growth of our business concentrated in specialized areas.
     Service revenues for our Europe operating segment increased by 46% in U.S. dollars and 39% in local currency terms during the three months ended March 31, 2008 compared to the same period in 2007. Service revenues for our Europe operating segment increased as we continued to see a strong market demand for our services from new and existing clients. In particular we experienced strong growth from clients in the Government, Health and Education sector, which increased 187%, or $6.9 million, the Financial Services sector, which increased 134%, or $5.5 million, and the Retail and Consumer Products sector, which increased 30%, or $2.5 million. The increased demand from these sectors supported our average project personnel peoplecount increasing 33% for the three months ended March 31, 2008 compared to the same period of 2007. In addition our utilization increased by three percentage points for the three months ended March 31, 2008 compared to the same period in 2007.
     Service revenues for our Government Services operating segment increased by 23% during the three months ended March 31, 2008 compared to the same period in 2007. Service revenue for our Government Services segment increased as we continued to see a strong market demand for our services in this segment. The increased demand in these sectors supported our average project personnel peoplecount increasing 29% for the three months ended March 31, 2008, compared to the same period of 2007 and utilization increased two percentage points for the three months ended March 31, 2008, compared to the same period in 2007.
Operating Income by Operating Segments
     Our North America operating segment experienced a decrease in operating profit of $4.1 million, or 21%, for the three months ended March 31, 2008 compared to the same period of 2007, which is a result of the 20% increase in service revenues in North America, offset by an increase in peoplecount of 27%, an increase in contractors and consultants of 53%, and a decrease in utilization of one percentage point.
     Our Europe operating segment experienced an increase in operating profit of $3.0 million, or 36%, for the three months ended March 31, 2008 compared to the same period of 2007, which is a result of the 46% increase in service revenues in Europe, combined with only a 33% increase in peoplecount . Utilization for our Europe operating segment increased three percentage points for the three months ended March 31, 2008, compared to the same period 2007.
     Our Government Services operating segment experienced an increase of $0.3 million, or 12%, for the three months ended March 31, 2008 compared to the same period of 2007. The increase in operating profit for our Government Services operating segment for the three months ended March 31, 2008 compared to the same period in 2007 is a result of the 23% increase in service revenue in Government Services, combined with a 29% increase in project personnel and an increase of two percentage points in utilization.
Liquidity and Capital Resources
     We invest our excess cash predominantly in instruments that are investment grade securities, including corporate debt securities and auction rate securities. At March 31, 2008, we had approximately $164.8 million in cash, cash equivalents, restricted cash and marketable securities, compared to $178.1 million at December 31, 2007.
     We have deposited approximately $1.8 million with various banks as collateral for letters of credit and performance bonds and have classified this cash as restricted on our consolidated and condensed balance sheet at March 31, 2008.
     In our Annual Report on the Form 10-K for the year ended December 31, 2007, under the heading Liquidity and Capital Resources, we outlined our contractual obligations. For the three months ended March 31, 2008, there have been no material changes in our contractual obligations.
          Cash used in operating activities was $6.8 million for the three months ended March 31, 2008. This resulted primarily from a decrease in accrued compensation of $15.6 million related to the Company’s payment of 2007 bonuses in Q1 2008, as well as a decrease of deferred revenues of $3.9 million, a decrease in other accrued liabilities of $1.8 million, an increase in accounts receivable of $2.8 million and an increase in unbilled revenues of $4.3 million. This was partially offset by net income of $7.1 million, a decrease in prepaid and other current assets of $3.3 million primarily due to the timing of media placements, and an increase in accounts payable of $3.1 million primarily due to timing, and non-cash charges of $8.8 million, including depreciation and amortization expense of $5.0 million and stock-based compensation expense of $4.5 million.
     Days sales outstanding (“DSO”) is calculated based on actual three months of total revenue and period end receivables, unbilled and deferred revenue balances. DSO increased to 63 days for the first quarter of 2008 as compared to 57 days in the fourth quarter of 2007. The Company’s DSO tends to be seasonal in nature, with an average increase of 12% from Q4 to Q1 in the prior two years. Approximately 55% of our services revenue for the first quarter of 2008 was derived from time and materials arrangements as compared to 51% for the first quarter of 2007. Because of the growing trend in revenue generated from time and materials arrangements and the fact that they are billed one month in arrears, we expect our unbilled revenue balance to increase at the end of a fiscal quarter as our service revenues increase. We expect our unbilled revenues to be short-term in nature, with a majority being billed within 90 days.
     Cash provided by investing activities was $23.3 million for the three months ended March 31, 2008. This was due to $26.9 million of net sales and maturities of marketable securities as the Company moved some of its cash from investment accounts to regular savings accounts, $0.7 million in a holdback escrow payment received in accordance with the terms of our agreement with HWT, partially offset by $4.0 million of purchases of property and equipment and costs of internally developed software and $0.2 million of cash payments related to our BIS acquisition.
     Cash used in financing activities was $1.1 million for the three months ended March 31, 2008 as a result of proceeds from stock option and purchase plans of $1.0 million, offset by $2.0 million in the repurchase of common stock.
     On February 13, 2008, certain ARS securities that we held experienced failed auctions that limited the liquidity of these securities. As of March 31, 2008, we held ARS securities with a cumulative par value of $22.4 million. As of December 31, 2007, we had held ARS securities with a cumulative par value of $41.6 million and had decreased our position in these securities to $31.8 million as of February 13, 2008 (the date the failures began for our securities). From February 13, 2008 through March 31, 2008, the Company has been able to sell $9.4 million of its positions in municipal ARS securities at par value, leaving $4.0 million at par value, but has been unable to sell any of our 13 positions, totaling $18.4 million, of student loan ARS securities. During the three months ended March 31, 2008, all ARS securities experienced at least one auction failure.
          Due to the lack of an active market for the ARS securities that we hold, there were no quoted prices and little observable market data available for us to determine the market value of these holdings as of March 31, 2008. As a result, we have estimated the fair value of these auction-rate securities using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure of each security; (ii) the probability of future passed or failed auctions at various points in the future; (iii) the timing of expected future principal and interest payments; and (iv) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security. As a result of this analysis, we believe that the market value of our ARS securities as of March 31, 2008 is $1.1 million less than their par value and we have recorded this impairment as a reduction in equity in the ‘other comprehensive income’ section of our consolidated and condensed balance sheet because we believe the current impairment to be temporary in nature as we have the ability and intent to hold these securities until a successful auction occurs, or another liquidating event, and the remaining ARS securities are liquidated at par value. We concluded that the impairment charges recorded were temporary because (i) we believe that the decline in market value is due to general market conditions, including lack of liquidity for these securities; (ii) the ARS securities continue to be of high credit quality and interest is paid when due; and (iii) we have the intent and ability to hold the ARS securities until a recovery in market value occurs. If in the future we determine that any decline in value of the ARS securities is other-than-temporary, we would have to recognize the loss in our statement of operations, which could have a material impact on our operating results in the period it is recognized. Further, as the funds associated with the ARS securities may not be accessible for in excess of twelve months because of continued failed auctions or our inability to find a buyer outside of the auction process, we have classified these securities as long-term assets in our consolidated and condensed balance sheet as of March 31, 2008.
     During the fourth quarter of 2007, the Company began entering into a number of zero cost currency hedges to partially protect its India Rupee denominated operating expenses against appreciation in the Rupee relative to the US dollar by selling the majority of its right to gains if the Rupee depreciates relative to the US dollar. Appreciation of the Rupee relative to the US dollar could result in payments to the Company that would partially offset income statement currency losses while depreciation of the Rupee relative to the U.S. dollar could result in payments by the Company that would partially offset income statement currency gains. Currently, the Company is entering into 30 day average rate instruments covering a rolling 90 day period with notional amounts of 300 million Rupees per month (approximately $7.5 million USD). The fair value of these hedges for the three months ended March 31, 2008 was immaterial.
     On February 10, 2006 the Board of Directors authorized $25.0 million in funds for stock repurchase programs. Sapient has announced that it will repurchase shares on the open market or in private transactions from time to time depending on market conditions. This authorization shall continue until it is discontinued by the Board of Directors. No repurchases were made in the first quarter of 2007. In the first quarter of 2008, the Company repurchased approximately 304,000 shares of its common stock at an average price of $6.56 per share for an aggregate purchase price of $2.0 million. As of March 31, 2008, $7.9 million remained available for repurchase under the plan.
     The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims totaling approximately $3.3 million and various administrative audits, each of which have arisen in the ordinary course of our business. The Company has an accrual at March 31, 2008 of approximately $0.7 million related to certain of these items. The Company intends to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has previously accrued. The pending derivative actions do not assert a claim against the Company for specific monetary damages and, accordingly, the amounts described herein are exclusive of any potential future monetary damages that the company may incur as a result of the derivative actions.
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
     Changes in future minimum rental commitments under non-cancelable operating leases in the three months ended March 31, 2008 were not material.
     We believe that our existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet our working capital, capital expenditures, restructuring requirements and stock repurchase initiatives for at least the next 12 months.

New Accounting Pronouncements
     Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement. Relative to SFAS No. 157, the FASB issued FASB Staff Positions (“FSP”) No. 157-1 and No. 157-2. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions. FSP No.157-2, “Effective Date of FASB Statement No. 157-2”, provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.
     Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. If the fair value option is elected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date. Upon initial adoption of this Statement an entity is permitted to elect the fair value option for available-for-sale and held-to-maturity securities previously accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The effect of reclassifying those securities into the trading category should be included in a cumulative-effect adjustment of retained earnings and not in current-period earnings and should be separately disclosed. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies including contingent consideration, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations occurring in fiscal years beginning after December 31, 2008. The Company has not yet determined the effect, if any adopting SFAS No. 141R will have on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. The Company has not yet determined the effect, if any SFAS No. 160 will have on its consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is in the process of evaluating the effect, if any, the adoption of SFAS No. 161 will have on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
               We account for our investment instruments in accordance with SFAS No. 115, Accounting for Investments in Debt and Equity Securities. All of our cash and cash equivalents and marketable securities are treated as “available for sale” under SFAS No. 115. Our marketable securities include corporate debt securities, municipal bonds, certificates of deposit and auction rate securities.
          Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. However because we classify our debt securities as “available for sale”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other than temporary. Should interest rate fluctuate by 10 percent, the change in value of our marketable securities would have been insignificant as of March 31, 2008, and our interest income would have changed by approximately $0.2 million for the three months ended March 31, 2008.
          Our marketable securities portfolio, which totaled $29.7 million at March 31, 2008, includes Auction Rate Securities (“ARS”) with a par value of $22.4 million from various issuers collateralized by student loans and municipal debt. ARSs are securities with long-term contractual maturities but with interest rates that are reset every seven to thirty-five days by auctions. At the end of each reset period, investors can sell or continue to hold the securities at par. On February 13, 2008, certain ARSs that we held experienced failed auctions that limited the liquidity of these securities. As of December 31, 2007, we had held ARS securities with a cumulative par value of $41.6 million and had decreased our position in these securities to $31.8 million as of February 13, 2008 (the date the failures began for our securities). From February 13, 2008 through March 31, 2008, the Company has been able to sell $9.4 million of its positions in Municipal ARS securities at par value, leaving $4.0 million at par value, but has been unable to sell any of our 13 positions, totaling $18.4 million, of Student Loan ARS securities. During the three months ended March 31, 2008, all ARS securities have experienced at least one auction failure.
          Due to the lack of an active market for the ARS securities that we hold, there were no quoted prices and little observable market data available for us to determine the market value of these holdings as of March 31, 2008. As a result, we have estimated the fair value of these auction-rate securities using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure of each security; (ii) the probability of future passed or failed auctions at various points in the future timing of expected future principal and interest payments; and (iii) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security. As a result of this analysis, we believe that the market value of our ARS securities as of March 31, 2008 is $1.1 million less than their par value and we have recorded this impairment as a reduction in equity in the ‘other comprehensive income’ section of our consolidated and condensed balance sheet because we believe the current impairment to be temporary in nature as we have the ability and intent to hold these securities until a successful auction occurs, or another liquidating event, and the remaining ARS securities are liquidated at par value. We concluded that the impairment charges recorded were temporary because (i) we believe that the decline in market value is due to general market conditions, including lack of liquidity for these securities; (ii) the ARS securities continue to be of high credit quality and interest is paid when due; and (iii) we have the intent and ability to hold the ARS securities until a recovery in market value occurs. If in the future we determine that any decline in value of the ARS securities is other-than-temporary, we would have to recognize the loss in our statement of operations, which could have a material impact on our operating results in the period it is recognized. Further, as the funds associated with the ARS securities may not be accessible for in excess of twelve months because of continued failed auctions or our inability to find a buyer outside of the auction process, we have classified these securities as long-term assets in our consolidated and condensed balance sheet as of March 31, 2008.
Exchange Rate Sensitivity
          We face exposure to adverse movements in foreign currency exchange rates because a significant portion of our revenues, expenses, assets, and liabilities are denominated in currencies other than the U.S. dollar, primarily the British pound, the Euro, the Indian rupee and the Canadian dollar. These exposures may change over time as business practices evolve.
          For the three months ended March 31, 2008, approximately 41% of our revenues and approximately 58% of our operating expenses were denominated in foreign currencies, as compared to 34% and 48%, respectively, during the three months ended March 31, 2007. In addition, 44% of our assets and 50% of our liabilities were subject to foreign currency exchange fluctuations at March 31, 2008, as compared to 43% and 47%, respectively, at December 31, 2007. We also have assets and liabilities in certain entities that are denominated in currencies other than the entity’s functional currency.
     Approximately 17% of our operating expenses for the three months ended March 31, 2008 were denominated in Indian Rupees. Because we have minimal associated revenues in Indian Rupees, any movement in the exchange rate between the U.S. dollar and the Indian Rupee could have a significant impact on our operating expenses and operating profit. We manage this exposure through a risk management program that partially mitigates our exposure to operating expenses denominated in the Indian Rupee, and that includes the use of derivative financial instruments which are not designated as accounting hedges under SFAS No. 133. As of March 31, 2008 we had forward contracts outstanding in the notional amount of approximately $15.0 million. Because these instruments are zero-cost option collars that are settled on a net basis with the bank, we have not recorded the gross underlying notional amounts in our assets and liabilities as of March 31, 2008. During the three months ended March 31, 2008 we did not recognize any realized losses on these instruments and as of March 31, 2008 our unrealized gains/losses were immaterial.
     The Company also performed a sensitivity analysis of the possible loss that could be incurred on these contracts as a result of movements in the Indian Rupee. Changes of 1%, 3% and 5% of the underlying average exchange rate of our unsettled positions as of March 31, 2008 would result in maximum losses on these positions of $0, $174,000, and $734,000, respectively. Positions expire in April and May of 2008 and therefore, any losses in respect to these positions after March 31, 2008 would be recognized in the three months ending June 30, 2008.
     For additional quantitative and qualitative disclosures about market risk affecting Sapient, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of March 31, 2008, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our evaluation has concluded that our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     No changes in our internal control over financial reporting occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     On October 27, 2006 and October 31, 2006, three additional shareholder derivative actions were filed in the United States District Court for the District of Massachusetts; Mike Lane, Derivatively on Behalf of Sapient Corporation v. J. Stuart Moore, Jerry A. Greenberg, Sheeroy D. Desai , et al. and Sapient Corporation; Marc Doyle, Derivatively on Behalf of Sapient Corporation v. J. Stuart Moore, Jerry A. Greenberg, Sheeroy D. Desai, et al. and Sapient Corporation; and Laurence Halaska, Derivatively on Behalf of Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Scott J. Krenz, et al. and Sapient Corporation. The federal derivative actions are substantially similar to the state derivative actions, except that federal derivative actions assert violations of the Sarbanes-Oxley Act and violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act. On June 21, 2007, the United States District Court for the District of Massachusetts entered an order consolidating the foregoing derivative actions under the caption In re Sapient Corporation Derivative Litigation. On July 21, 2007, the plaintiffs filed an amended complaint, adding five current and former Sapient officers, and on August 20, 2007, the defendants filed a motion to dismiss action. On December 3, 2007, the plaintiffs notified the Court that in light of the dismissal of the state derivative action, they would serve a demand on Sapient’s Board of Directors. Simultaneously, the plaintiffs served a demand on Sapient’s Board of Directors alleging claims and damages similar to those contained in the State Plaintiffs’ demand letter. On January 7, 2008, the Court ordered updated motions to dismiss from the defendants concerning whether — in light of the plaintiffs making the demand on the Sapient Board of Directors — the plaintiffs have standing to bring the derivative action. The Court also denied the defendants’ pending motions to dismiss without prejudice for reasons of mootness. The Company subsequently filed updated motions to dismiss and is awaiting a decision from the Court with respect to these motions.
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
     We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international service revenues were $62.7 million for the three months ended March 31, 2008. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues and receivables, purchases, payroll and investments. We also have a significant amount of foreign currency net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk, because we incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. While we have entered into foreign currency offsetting option positions that allow the Company partially to hedge without cost certain short-term translation exposures in rupee currency, and may in the future enter into foreign currency exchanges swaps and purchases as well as sales of foreign currency options, we will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge foreign currencies.
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
     Our marketable securities portfolio, which totaled $57.7 million at December 31, 2007, included Auction Rate Securities (“ARS”) with a par value of $41.6 million from various issuers collateralized by student loans and municipal debt. ARSs are securities with long-term contractual maturities but with interest rates that are reset every seven to thirty-five days by auctions. At the end of each reset period, investors can sell or continue to hold the securities at par. On February 13, 2008, certain ARSs that we held experienced failed auctions that limited the liquidity of these securities. We decreased our position in these securities to $31.8 million as of February 13, 2008 (the date the failures began for our securities). From February 13, 2008 through March 31, 2008, the Company has been able to sell $9.4 million of its positions in Municipal ARS securities at par, but had been unable to sell any of our 13 positions, totaling $18.4 million, of Student Loan ARS securities. During the three months ended March 31, 2008, all ARS securities have experienced at least one auction failure. From April 1, 2008 through May 6, 2008, we have sold $1.8 million of ARS securities at par, and decreased our position in these securities to $20.6 million at May 7, 2008.
     Due to the lack of an active market for the ARS securities we hold we have recorded a $1.1 million reduction in the fair value of these securities as reduction in equity in the ‘other comprehensive income’ section of our balance sheet as we believe the current impairment to be temporary in nature as the Company has the ability and intent to hold these securities until a successful auction occurs, or another liquidating event, and the remaining ARSs are liquidated at par value. If in the future we determine that any decline in value of the ARSs is other-than-temporary, we would have to recognize the loss in our statement of operations, which could have a material impact on our operating results in the period it is recognized. Further, as the funds associated with the ARSs may not be accessible for in excess of twelve months because of continued failed auctions or our inability to find a buyer outside of the auction process, we have classified these securities as long-term assets in our consolidated balance sheet as of March 31, 2008. Based on future market conditions, the Company may need to record further charges and determine whether or not the nature of the charges are other-than-temporary.
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
     Approximately 45% of our projects are based on fixed-price contracts, rather than contracts in which payment to us is determined on a time and materials, or other basis. Our failure to estimate accurately the resources and schedule required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We are consistently entering into contracts for large projects that magnify this risk. We have been required to commit unanticipated additional resources to complete projects in the past, which has resulted in losses on those contracts. We will likely experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the project engagement, which could result in a fixed price that is too low. Therefore, any changes from our original estimates could adversely affect our business, financial condition and results of operations.
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
     Most of our contracts, including our agreements with Sprint Nextel, can be canceled by the client with limited advance notice and without significant penalty. A client’s termination of a contract for our services could result in a loss of expected revenues and additional expenses for staff that were allocated to that client’s project. We could be required to maintain underutilized employees who were assigned to the terminated contract. The unexpected cancellation or significant reduction in the scope of any of our large projects, or client termination of one or more recurring revenue contracts (see definition of “recurring revenues” in Item 1, above), could have a material adverse effect on our business, financial condition and results of operations.
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
     Jerry A. Greenberg, our former Co-Chairman of the Board of Directors and Chief Executive Officer of the Company, and J. Stuart Moore, our former Co-Chairman of the Board of Directors and Co-Chief Executive Officer and current member of our Board of Directors, own, in the aggregate, approximately 24% of our outstanding common stock as of May 1, 2008. As a result, they have the ability to substantially influence and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	During the three months ended March 31, 2008, we had one outstanding publicly announced stock repurchase program. The following table includes information with respect to repurchases we made of our common stock during the three-month period ended March 31, 2008 (in thousands except per share price):

			Total Number of Shares
			or Units Purchased as	Maximum Number or Dollar
	Total Number of		Part of Publicly	Value of Shares (or Units)
	Shares (or units)	Average Price Paid	Announced Plans or	that may Yet be Purchased
Period	Purchased	per Share (or Unit)	Programs	Under the Programs (1)
January 1 - January 31	—	$—	—	$9,901,806
February 1 - February 29	188,445	$6.31	188,445	$8,711,186
March 1 - March 31	115,800	$6.96	115,800	$7,904,626

Total	304,245	$6.56	304,245

(1)	On November 16, 2004, the Company’s Board of Directors authorized up to $25.0 million in funds for use in the Company’s common stock repurchase program. On February 10, 2006 the Board of Directors authorized an additional $25.0 million in funds for use in such programs. As of March 31, 2008, $7.9 million remained available for purchase under the repurchase program, and is available until the funds have been issued.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

SAPIENT CORPORATION
PART II. OTHER INFORMATION
Item 6. Exhibits

3.1	Second Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

4.1	Specimen Certificate for Shares of Common Stock, $.01 par value, of the Company (2)

10.1†	Employment Agreement between Sapient GmbH and Dr. Christian Oversohl (3)

31.1*	Certification of Alan J. Herrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Alan J. Herrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits filed herewith.

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 000-28074).

(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-12671).

(3)	Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K Current Report, filed March 19, 2008.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Alan J. Herrick	President and Chief Executive Officer	May 8, 2008
Alan J. Herrick	(Principal Executive Officer)

/s/ Joseph S. Tibbetts, Jr.	Chief Financial Officer	May 8, 2008
Joseph S. Tibbetts, Jr.	(Principal Financial Officer)