Form 10-Q
period 2008-06-30
SAPIENT CORP
filed 2008-08-07
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-28074
SAPIENT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3130648 (I.R.S. Employer Identification No.)

131 Dartmouth St, Boston, MA (Address of principal executive offices)	02116 (Zip Code)
617-621-0200
(Registrant’s telephone number, including area code)
25 First Street, Cambridge, MA 02141
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
Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2008
Common Stock, $0.01 par value per share	125,679,043 shares

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
	(Unaudited)
	(In thousands, except
	per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$140,225	$118,697
Marketable securities, current portion	5,535	57,667
Restricted cash, current portion	236	458
Accounts receivable, less allowance for doubtful accounts of $272 and $956 at June 30, 2008 and December 31, 2007, respectively	89,185	82,413
Unbilled revenues	43,978	33,403
Prepaid expenses and other current assets	22,223	22,720

Total current assets	301,382	315,358
Marketable securities, net of current portion	19,252	—
Restricted cash, net of current portion	2,288	1,294
Property and equipment, net	37,190	34,914
Purchased intangible assets, net	4,552	5,512
Goodwill	40,774	40,544
Other assets	10,950	9,982

Total assets	$416,388	$407,604

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,797	$7,264
Accrued compensation	46,136	54,203
Accrued restructuring costs, current portion	3,455	3,584
Deferred revenues, current portion	12,862	13,701
Other current accrued liabilities	49,680	47,405

Total current liabilities	121,930	126,157
Accrued restructuring costs, net of current portion	6,074	7,689
Deferred revenues, net of current portion	434	577
Other long-term liabilities	15,163	12,332

Total liabilities	143,601	146,755

Commitments and contingencies (Note 5)
Redeemable common stock, par value $0.01 per share, 0 and 134,995 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	290
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 131,785,758 shares issued at June 30, 2008 and December 31, 2007	1,318	1,318
Additional paid-in capital	570,575	564,878
Treasury stock, at cost, 6,628,257 and 6,072,232 shares at June 30, 2008 and December 31, 2007, respectively	(30,570)	(24,240)
Accumulated other comprehensive income	6,857	12,686
Accumulated deficit	(275,393)	(294,083)

Total stockholders’ equity	272,787	260,559

Total liabilities, redeemable common stock and stockholders’ equity	$416,388	$407,604

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Service revenues	$165,826	$128,594	$320,057	$249,889
Reimbursable expenses	4,498	4,531	10,801	9,025

Total gross revenues	170,324	133,125	330,858	258,914

Operating expenses:
Project personnel expenses	110,674	87,157	217,581	170,987
Reimbursable expenses	4,498	4,531	10,801	9,025

Total project personnel expenses and reimbursable expenses	115,172	91,688	228,382	180,012
Selling and marketing expenses	10,498	8,141	21,351	15,749
General and administrative expenses	32,155	31,441	62,196	60,945
Restructuring and other related (benefits) charges	(136)	(57)	7	(169)
Amortization of purchased intangible assets	473	523	960	1,065

Total operating expenses	158,162	131,736	312,896	257,602

Income from operations	12,162	1,389	17,962	1,312
Interest and other income, net	1,584	1,216	4,354	2,519

Income before income taxes	13,746	2,605	22,316	3,831
Provision for income taxes	2,172	1,758	3,626	2,209

Net income	$11,574	$847	$18,690	$1,622

Basic and diluted net income per share	$0.09	$0.01	$0.15	$0.01

Weighted average common shares	125,544	123,423	125,787	123,387
Weighted average dilutive common share equivalents	3,101	4,153	3,013	3,873

Weighted average common shares and dilutive common share equivalents	128,645	127,576	128,800	127,260

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$18,690	$1,622
Adjustments to reconcile net income to net cash used in operating activities:
Loss recognized on disposition of fixed assets	90	34
Unrealized loss on hedge positions	62	—
Depreciation expense	8,664	6,630
Amortization of purchased intangible assets	960	1,065
Deferred income taxes	(535)	421
Recovery of allowance for doubtful accounts, net	(340)	(29)
Stock-based compensation expense	8,889	8,855
Changes in operating assets and liabilities:
Accounts receivable	(6,025)	(26,511)
Unbilled revenues	(10,518)	(897)
Prepaid expenses and other current assets	(181)	(4,719)
Other assets	(187)	438
Accounts payable	2,509	(744)
Accrued compensation	(9,166)	623
Accrued restructuring costs	(1,746)	(2,378)
Deferred revenues	(968)	4,366
Other accrued liabilities	2,514	(4,171)
Other long-term liabilities	2,420	3,254

Net cash provided by (used in) operating activities	15,132	(12,141)

Cash flows from investing activities:
Cash paid for acquisitions, including transaction costs, net of cash received	(1,108)	(883)
Cash received for sale of discontinued operations, net of cash disposed of and payment to minority stockholders	720	436
Purchases of property and equipment and internally developed software	(11,491)	(10,202)
Sales and maturities of marketable securities	40,045	54,642
Purchases of marketable securities	(8,330)	(52,796)
Restricted cash	(708)	47

Net cash provided by (used in) investing activities	19,128	(8,756)

Cash flows from financing activities:
Principal payments under capital lease obligations	(40)	(67)
Proceeds from stock option and purchase plans	1,776	2,561
Repurchases of common stock	(9,902)	—

Net cash (used in) provided by financing activities	(8,166)	2,494

Effect of exchange rate changes on cash and cash equivalents	(4,566)	2,812

Increase (decrease) in cash and cash equivalents	21,528	(15,591)
Cash and cash equivalents, at beginning of period	118,697	75,022

Cash and cash equivalents, at end of period	$140,225	$59,431

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
1. Basis of Presentation
     The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
     Unless the context requires otherwise, references in this Quarterly Report to “Sapient,” “the Company,” “we,” “us” or “our” refer to Sapient Corporation and its consolidated subsidiaries.
2. Marketable Securities and Fair Value Disclosures
     At June 30, 2008 and December 31, 2007, all of the Company’s marketable securities were classified as available-for-sale. Marketable securities are carried on the balance sheet at their fair market value.
     The following tables summarize the Company’s marketable securities:

	June 30, 2008
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
	(In thousands)

Auction rate securities	$20,425	$—	$(1,173)	$19,252
Corporate debt securities	5,532	3	—	5,535

Total	$25,957	$3	$(1,173)	$24,787

	December 31, 2007
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
	(In thousands)

Auction rate securities	$41,575	$—	$—	$41,575
Corporate debt securities	11,599	—	(5)	11,594
Municipal bonds	999	—	(4)	995
Certificates of deposit	3,501	2	—	3,503

Total	$57,674	$2	$(9)	$57,667

     All of the Company’s Auction Rate Securities (“ARS”) at June 30, 2008 have been in an unrealized loss position for less than twelve months.
     Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Gross realized gains and losses on the sale of securities are calculated using the specific identification method, and were not material to the Company’s operations for the six months ended June 30, 2008 and 2007.
     Included in the Company’s cash and cash equivalents balance of $140.2 million at June 30, 2008 were approximately $29.9 million of time deposits with maturities of seven days. Included in the Company’s cash and cash equivalents balance of $118.7 million at December 31, 2007 was approximately $21.6 million of time deposits with maturities of seven days.

     On February 13, 2008, certain ARS investments that the Company held experienced failed auctions that limited the liquidity of these investments. As of June 30, 2008, the Company held ARS investments with a cumulative par value of $20.4 million. As of December 31, 2007, the Company had held ARS investments with a cumulative par value of $41.6 million and had decreased its position in these investments to $31.8 million as of February 13, 2008 (the date the failures began for the Company’s investments). From February 13, 2008 through June 30, 2008, the Company was able to reduce its position in municipal ARS investments at par by $11.4 million, leaving $2.0 million at par, but has been unable to reduce any of its 13 positions of student loan ARS investments which total $18.4 million at par at June 30, 2008. During the six months ended June 30, 2008, each ARS investment held at June 30, 2008 experienced at least one auction failure.
     Due to the lack of an active market for the ARS investments the Company holds, there were no quoted prices and little observable market data available for the Company to determine the market value of these holdings as of June 30, 2008. As a result, the Company has estimated the fair value of these auction rate securities using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure of each investment; (ii) the probability of future passed or failed auctions at various points in the future; (iii) the timing of expected future principal and interest payments; and (iv) discount rates that are believed to reflect current market conditions and the relevant risk associated with each investment. As a result of this analysis, the Company believes that the market value of its ARS investments as of June 30, 2008 is $1.2 million less than their par value and recorded this impairment as a reduction to equity in the “other comprehensive income” section of its consolidated and condensed balance sheet. The Company believes the current impairment to be temporary in nature because the Company has the ability and intent to hold these investments until a successful auction or another liquidating event occurs, and the remaining ARS investments are liquidated at par value. The Company concluded that the impairment charges recorded were temporary because (i) the Company believes that the decline in market value is due to general market conditions, including lack of liquidity for these investments; (ii) the ARS investments continue to be of high credit quality and interest is paid when due; and (iii) the Company has the intent and ability to hold the ARS investments until a recovery in market value occurs. If in the future the Company determines that any decline in value of the ARS investments is other-than-temporary, the Company would have to recognize the loss in its statement of operations, which could have a material impact on its operating results in the period it is recognized. Further, as the funds associated with the ARS investments may not be accessible for in excess of twelve months because of continued failed auctions or the Company’s inability to find a buyer outside of the auction process, the Company has classified these investments as long-term assets in its consolidated and condensed balance sheet as of June 30, 2008.
     In accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS No. 157”), the following table represents the Company’s fair value hierarchy for its cash equivalents and marketable securities measured at fair value on a recurring basis as of June 30, 2008:

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
	(In thousands)

Auction rate securities	$—	$—	$19,252	$19,252
Bank time deposits	—	29,862	—	29,862
Corporate debt securities	—	5,535	—	5,535
Money market fund deposits	34,649	—	—	34,649

Total	$34,649	$35,397	$19,252	$89,298

     Level 1 assets consist of money market fund deposits that are traded in an active market with sufficient volume and frequency of transactions. The fair value of these assets was determined from quoted prices in active markets for identical assets.
     Level 2 assets consist of corporate debt securities and bank time deposits. The fair value of these assets was determined from inputs that are observable, either directly or indirectly, such as quoted prices fir similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
     Level 3 assets consist of ARS investments structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can continue to hold the investments at par or sell the securities at auction provided there are willing buyers to make the auction successful. The ARS investments the Company holds are collateralized by student loans and municipal debt and, as noted above, have experienced failed auctions since February 13, 2008.

     The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the six months ended June 30, 2008:

(In thousands)
Balance at December 31, 2007	$—
Transfers into Level 3	31,850
Unrealized loss included in other comprehensive income	(1,173)
Net maturities, purchases and sales	(11,425)

Balance at June 30, 2008	$19,252

Subsequent to June 30, 2008, the Company sold $0.1 million of ARS investments at par.
3. Stock-Based Compensation
     Under the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”), the Company recorded $4.4 million and $4.7 million of stock-based compensation expense in the accompanying consolidated and condensed statements of operations for the three months ended June 30, 2008 and 2007, respectively, and $8.9 million of stock-based compensation expense for the six months ended June 30, 2008 and 2007. Stock-based compensation expense for all share-based payment awards granted since January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.
     Project personnel expenses, selling and marketing expenses and general and administrative expenses appearing in the consolidated and condensed statements of operations include the following stock-based compensation amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In thousands)

Project personnel expenses	$1,961	$2,320	$4,021	$4,519

Selling and marketing expenses	$1,012	$838	$2,048	$1,916

General and administrative expenses	$1,431	$1,530	$2,820	$2,420

     Stock-based compensation expense capitalized related to internally developed software was not material for the three and six months ended June 30, 2008 and 2007. The Company uses the Black-Scholes valuation model for estimating the fair value of the stock options granted under SFAS No. 123R. The fair value per share of Restricted Stock Unit (“RSU”) awards is equal to the quoted market price of the Company’s common stock on the date of grant. RSU awards with market-based vesting criteria are valued using a lattice model.
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
     In connection with the Company’s internal review of its historical stock-based compensation practices from 1996 to 2006, the Company determined that certain stock options exercised in 2006 by current and former employees of the Company (the “Affected Employees”) had been mispriced and, therefore, were subject to an excise tax, and associated interest charges, under Section 409A of the Internal Revenue Code (“Section 409A”). As a result, during the first quarter of 2007 the Compensation Committee of the Company’s Board Directors approved a remediation plan that called for the Company to pay this tax (and interest charges) on behalf of the Affected Employees. Accordingly, the Company recorded an expense of $750,000 during the first quarter of 2007 related to this tax and associated interest charges. The Company has made payments of $400,000 of this liability, and the remaining $350,000 was accrued at June 30, 2008.
     Additionally, with respect to mispriced, unexercised stock options held by Affected Employees that also are subject to an excise tax (and interest charges) under Section 409A (the “409A Affected Options”), the Company implemented a remediation plan in the second quarter of 2007. Under this plan, on May 18, 2007 the Company increased the exercise price of $1.9 million 409A Affected Options to the fair market value of the Company’s stock on the correct measurement date for these option awards. In turn, to compensate the Affected Employees for the increase to the exercise price of their 409A Affected Options, the Compensation Committee authorized management to issue (a) current employees additional stock options at an exercise price equal to the Company’s stock price on the date of the price increase (May 18, 2007), and (b) former employees a cash payment. In connection with this “make whole” provision, the Company issued 155,000 stock options and made cash bonus payments of $34,000. The Company incurred no compensation expense associated with additional option grants issued to current employees, as the fair value of the employees’ repriced and new option grants equaled the fair value of the original 409A Affected Options.
     Further, due to the Company’s delayed filing of its quarterly reports on Form 10-Q for the three and six months ended June 30, 2006, the three and nine months ended September 30, 2006 and the three months ended March 31, 2007 and Annual Report on Form 10-K for the year-ended December 31, 2006 in connection with its historical stock-based compensation review, some employees were unable to exercise stock options from the fourth quarter of 2006 until June 15, 2007 (the date on which the Company completed the filing of all reports required to be filed pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, for the preceding 12 months) (“Compliance Date”). As a result, during the first quarter of 2007, the Compensation Committee approved the extension of certain options that otherwise would have expired during this “trading blackout period,” to enable the affected employees a reasonable period of time after the Compliance Date to exercise their vested options. The Company recorded compensation expense of $560,000 and $910,000 during the three and six months ended June 30, 2007, respectively, related to these modifications.
     The following table summarizes activity under all stock option plans for the six months ended June 30, 2008:

		Weighted
		Average
		Exercise
	Shares	Price
	(In thousands)
Outstanding as of December 31, 2007	10,345	$12.42
Options exercised	(447)	$3.85
Options forfeited/cancelled	(902)	$13.65

Outstanding as of June 30, 2008	8,996	$12.72

Vested and expected to vest as of June 30, 2008	8,961	$12.74

Options exercisable as of June 30, 2008	8,740	$12.88

Aggregate intrinsic value of outstanding	$10,626
Aggregate intrinsic value of vested and expected to vest	$10,607
Aggregate intrinsic value of exerciseable	$10,522
     The aggregate intrinsic value of stock options exercised in the six months ended June 30, 2008 and 2007 was $1.5 million and $3.3 million, respectively, determined at the date of exercise.
     As of June 30, 2008, there remained approximately $1.1 million of compensation expense, net of estimated forfeitures related to non-vested stock options to be recognized as expense over a weighted average period of 0.9 years.
     The table below summarizes activity relating to RSUs for the six months ended June 30, 2008:

	Number of Shares	Weighted
	Underlying	Average Grant
	Restricted Units	Date Fair Value
	(In thousands)
Unvested as of December 31, 2007	5,508	$6.19
Restricted units granted	282	$7.12
Restricted units vested	(666)	$5.28
Restricted units forfeited/cancelled	(141)	$6.70

Unvested as of June 30, 2008	4,983	$6.35

Expected to vest	4,606	$6.35

     The weighted average grant date fair value of RSUs granted for the six months ended June 30, 2008 was $7.12. There were no RSUs granted in the six months ended June 30, 2007 due to the Company’s stock option investigation and restatement. The aggregate intrinsic value of the RSUs vested in the six months ended June 30, 2008 and 2007 was $4.8 million and $0.8 million, respectively. The intrinsic value of the non-vested RSUs, net of forfeitures, as of June 30, 2008 was $29.6 million. As of June 30, 2008, there remained $22.0 million of compensation expense related to non-

vested RSUs to be recognized as expense over a weighted average period of approximately 2.3 years.
4. Net Income Per Share
     The following information presents the Company’s computation of basic and diluted net income per share for the periods presented in the consolidated and condensed statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)

Net income	$11,574	$847	$18,690	$1,622
Basic net income per share:
Weighted average common shares outstanding	125,544	123,423	125,787	123,387

Basic net income per share	$0.09	$0.01	$0.15	$0.01

Diluted net income per share:
Weighted average common shares outstanding	125,544	123,423	125,787	123,387
Weighted average dilutive common share equivalents	3,101	4,153	3,013	3,873

Weighted average common shares and dilutive common share equivalents	128,645	127,576	128,800	127,260

Diluted net income per share	$0.09	$0.01	$0.15	$0.01

Anti-dilutive options and share based awards not included in the calculation	5,150	7,111	5,302	8,149

5. Commitments and Contingencies
     The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims that have arisen in the course of its business and that have not been fully adjudicated in which the damages claimed under such actions, in the aggregate, total approximately $3.7 million as of June 30, 2008. The Company has accrued at June 30, 2008 approximately $1.3 million related to certain of these items. The Company intends to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has accrued. The derivative actions relating to the Company’s historical stock based compensation practices (described more fully below) do not assert a claim against the Company for specific monetary damages and, accordingly, the amounts described herein are exclusive of any potential future monetary damages that the Company may incur as a result of the derivative actions.
     In the opinion of management, the Company does not have a potential liability related to any current legal proceedings or claims that would individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.
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
     On October 27, 2006 and October 31, 2006, three additional shareholder derivative actions were filed in the United States District Court for the District of Massachusetts: Mike Lane, Derivatively on Behalf of Sapient Corporation v. J. Stuart Moore, Jerry A. Greenberg, Sheeroy D. Desai, et al. and Sapient Corporation; Marc Doyle, Derivatively on Behalf of Sapient Corporation v. J. Stuart Moore, Jerry A. Greenberg, Sheeroy D. Desai, et al. and Sapient Corporation; and Laurence Halaska, Derivatively on Behalf of Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Scott J. Krenz, et al. and Sapient Corporation. The federal derivative actions were substantially similar to the state derivative actions, except that the federal derivative actions asserted violations of the Sarbanes-Oxley Act and violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act. On June 21, 2007, the United States District Court for the District of Massachusetts entered an order consolidating the foregoing derivative actions under the caption In re Sapient Corporation Derivative Litigation. On July 21, 2007, the plaintiffs filed an amended complaint, adding five current and former Sapient officers, and on August 20, 2007, the defendants filed a motion to dismiss the action. On December 3, 2007, the plaintiffs notified the Court that in light of the dismissal of the state derivative action, they would serve a demand on Sapient’s Board of Directors. Simultaneously, the plaintiffs served a demand on Sapient’s Board of Directors alleging claims and damages similar to those contained in the State Plaintiffs’ demand letter. On May 29, 2008, the Court dismissed the action, but provided that the plaintiffs may commence a “demand refused” action based on the Sapient Board’s response to the plaintiffs’ December 3, 2007 demand.
     In response to the foregoing demand actions, on November 29, 2007, the Sapient Board of Directors formed a Special Investigation Committee (“SIC”), consisting of two Board members who are not named in either the state or federal demand letters, to investigate the matters referenced in the demand letters and to make a recommendation to the full Board of Directors for a response thereto. On June 5, 2008, the SIC reviewed its findings and recommendations with the independent directors of the Sapient Board, whom, in turn, resolved to accept and adopt the SIC’s recommendation to refuse the plaintiffs’ demands in the shareholder demand letters. The SIC’s counsel subsequently notified the plaintiffs that the Sapient Board of Directors voted to refuse their demands.
Regulatory and Other Proceedings
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
     Finally, in connection with the internal review into the Company’s historical stock-based compensation practices, the Company reviewed the payroll withholding tax effect associated with certain stock options that had incorrect measurement dates. Certain stock options were originally intended to be Incentive Stock Options (“ISOs”) under U.S. tax regulations. However, by definition, ISOs may not be granted with an exercise price less than the fair market value of the underlying stock on the date of grant. Because these options had incorrect measurement dates, they do not qualify as ISOs under the regulations. Therefore, the affected ISOs were accounted for as if they were non-qualified stock options for payroll tax accounting purposes. The Company recorded a liability for the unpaid income and employment taxes plus potential penalties and interest based upon the change in status of the affected options. The Company recorded a liability for the taxes, penalties and interest due based upon the change in status of the options in the amount of $17.8 million. The Company recorded reversals of this accrual in the amount of $16.5 million between 2003 and 2006 due to the expiration of the tax statute of limitations. These adjustments resulted in a net charge to income of $1.3 million over the period 1996 to 2006, which represents management’s best estimate of the Company’s liability.
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
     During the first half of 2008, the Company recorded net restructuring and other related charges of approximately $7,000 in its consolidated and condensed statements of operations related to two items. The first involved recording a restructuring charge associated with a change of estimated operating expenses to be incurred in connection with three previously restructured leases, the last of which ends in 2011. On an annual basis, the Company receives a true-up of actual operating charges incurred from the landlord. Based on this true-up, the Company estimates that future operating expenses will exceed its prior estimate by approximately $495,000. The second item was the result of a restructuring benefit of approximately $363,000 in the first quarter of 2008 associated with the re-occupation of approximately 3,900 square feet of previously restructured space in its Munich, Germany office. The restructuring accrual for this space was initially established in 2002 and the contractual lease term for the office space ends on December 31, 2011. Since 2002, the demand for advanced technology consulting services and the economic landscape have significantly improved, leading to strong revenue growth for Sapient over the past several years, particularly in Europe. Forecasted growth for 2008 and beyond for Sapient will require additional capacity in Europe to support the growth of the business, therefore the Company has decided to re-occupy this previously restructured space. The $363,000 will be recognized as operating rent expense over the remaining contractual lease term, which ends on December 31, 2011.
     During the first half of 2007, the Company recorded a net benefit to restructuring and other related charges of approximately $169,000 in connection with these restructuring plans related to increases in estimated sublease income. The restructuring consisted of ceasing operations and consolidating or closing excess offices. Estimated costs for the consolidation of facilities included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sublease income.
     The following table shows activity during the six months ended June 30, 2008 related to restructuring events:

Facilities
(In thousands)
Balance, December 31, 2007	$11,273
Charges, net	7
Non-cash, utilized	(3)
Cash utilized	(1,748)

Balance, June 30, 2008	$9,529

The total remaining accrued restructuring for all events is $9.5 million at June 30, 2008, of which the cash outlay over the next 12 months is expected to be $3.5 million, and the remainder will be paid through 2011.
7. Income Taxes
     For the three months ended June 30, 2008 and 2007, the Company recorded an income tax provision of $2.2 million and $1.8 million, respectively. For the six months ended June 30, 2008 and 2007, the Company recorded an income tax provision of $3.6 million and $2.2 million, respectively. The Company’s income tax is primarily related to foreign, federal alternative minimum tax and state tax obligations.
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
     The Company has deferred tax assets that have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), requires the establishment of a valuation allowance when the realization of deferred tax assets is not considered more likely than not. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of recent losses in the United States, and the difficulty in predicting profitability in future periods at June 30, 2008, the Company has continued to record a valuation allowance against its deferred tax assets in the United States.
     The Company has gross unrecognized tax benefits of approximately $5.8 million as of June 30, 2008 and $4.8 million as of December 31, 2007. These amounts (net of federal benefit on state issues) represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2008, interest accrued was approximately $1.0 million.
     The Company conducts business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including Canada, Germany, India, United Kingdom and the United States. The audit by the Internal Revenue Service of Sapient Corporation for the year ended 2005 resulted in a $400,000 assessment, substantially all of which was paid in the second quarter of 2008. Also, the Company is currently under audit by the Assessing Office in India for the 2004 through 2005 tax year. This examination phase of the audit was not concluded as of June 30, 2008.
8. Comprehensive Income
     The components of comprehensive income are presented below for the periods presented in the consolidated and condensed statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Net income	$11,574	$847	$18,690	$1,622
Foreign currency translation (loss) gain	(4,137)	3,651	(4,664)	4,339
Unrealized loss on investments, net of tax of $0	(87)	(11)	(1,165)	(12)

Comprehensive income	$7,350	$4,487	$12,861	$5,949

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
     The tables below present the service revenues and income before income taxes attributable to these operating segments for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Service Revenues:
North America	$100,455	$84,945	$198,205	$166,673
Government Services	6,843	5,572	14,099	11,484
Europe	58,528	38,077	107,753	71,732

Consolidated Total	$165,826	$128,594	$320,057	$249,889

Income Before Income Taxes:
North America (1)	$21,105	$22,347	$36,432	$41,732
Government Services	1,930	1,917	4,342	4,073
Europe (1)	19,297	10,257	31,126	18,956

Total reportable segments (1)	42,332	34,521	71,900	64,761
Less reconciling items (2)	(28,586)	(31,916)	(49,584)	(60,930)

Consolidated Income Before Income Taxes	$13,746	$2,605	$22,316	$3,831

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income before income taxes include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Centrally managed functions	$25,021	$23,483	$43,203	$46,033
Restructuring and other related (benefits) charges	(136)	(57)	7	(169)
Amortization of purchased intangible assets	473	523	960	1,065
Stock-based compensation expense	4,404	4,688	8,889	8,855
Interest and other income, net	(1,584)	(1,216)	(4,354)	(2,519)
Unallocated expenses (3)	408	4,495	879	7,665

	$28,586	$31,916	$49,584	$60,930

(3)	Includes corporate portion of both selling and marketing and general and administrative expenses.
10. Geographic Data
     Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated and condensed statements of operations and the consolidated and condensed balance sheets:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Service revenues:
United States	$90,293	$83,163	$181,802	$163,303
International	75,533	45,431	138,255	86,586

Total service revenues	$165,826	$128,594	$320,057	$249,889

	June 30,	December 31,
	2008	2007
	(In thousands)
Long-lived assets:
United States	$41,832	$17,454
International	21,550	23,572

Total long-lived assets (1)	$63,382	$41,026

(1)	Excluded from these amounts are long-term deferred tax assets and benefits in the amount of $6.3 million and $5.1 million at June 30, 2008 and December 31, 2007, respectively.

11. Goodwill and Purchased Intangible Assets

North America
(In thousands)
Goodwill as of December 31, 2007	$40,544
Contingent consideration recorded during the period	230

Goodwill as of June 30, 2008	$40,774

     The following is a summary of intangible assets as of June 30, 2008 and December 31, 2007:

	June 30, 2008
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
	(In thousands)
Customer lists and customer relationships	$8,100	$(4,133)	$3,967
SAP license agreement	1,100	(1,100)	—
Non-compete agreements	1,170	(585)	585

Total purchased intangible assets	$10,370	$(5,818)	$4,552

	December 31, 2007
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
	(In thousands)
Customer lists and customer relationships	$8,100	$(3,364)	$4,736
SAP license agreement	1,100	(1,025)	75
Non-compete agreements	1,170	(469)	701

Total purchased intangible assets	$10,370	$(4,858)	$5,512

Amortization expense related to the purchased intangible assets was $473,000 and $523,000 for the three months ended June 30, 2008 and 2007, respectively, and $1.0 million and $1.1 million for the six months ended June 30, 2008 and 2007, respectively.
In the second quarter of 2008, the Company paid an additional $183,000 in purchase price consideration related to its acquisition of Business Information Systems, LLC (“BIS”) consummated in June 2005. The additional consideration is the third of three annual installments. Approximately 43% of the redeemable common stock, or 134,995 shares, issued as part of the total purchase consideration for BIS vested during the second quarter of 2008 and as a result the Company reclassified approximately $290,000 of redeemable common stock to additional paid-in capital during the second quarter of 2008. In addition the Company paid $700,000, the second of two deferred earn-out payments, to BIS pursuant to the May 2007 amendment the Company made to its earn-out agreement with the former owners of BIS. These deferred payments were recorded as goodwill upon execution of the aforementioned amendment in the second quarter of 2007. Finally, an earnout payment of approximately $230,000 that was contingent upon financial performance as of June 30, 2008, was earned and recorded as an increase to goodwill as of June 30, 2008, and will be paid in the third quarter of 2008.
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
     In March 2008, in connection with the acquisition of 100% of the outstanding shares of Sapient S.p.A. by a third party investor, the Company terminated both the royalty arrangement and the call option with Sapient S.p.A., resulting in a lump-sum receivable of $775,000. As part of the termination agreement, Sapient S.p.A. has the ability to use the Company’s intellectual property for a transitional period ending on December 31, 2008 with no continuing obligations on the part of Sapient Corporation. Of the $775,000, $465,000 has been recognized as royalty revenue (included in services revenue in our consolidated and condensed statement of operations) during the first quarter of 2008, which is representative of the estimated fair value of royalties. The residual $310,000 has been recognized as other income during the first quarter of 2008.
13. Discontinued Operations
     On May 2, 2006, the Company sold 100% of its investment in HWT, Inc. (“HWT”), the Company’s majority owned, fully consolidated subsidiary, for which it received net cash proceeds of approximately $5.4 million. Net assets sold included cash of approximately $274,000. In January of 2008, the Company received additional cash proceeds of $720,000, which had previously been recorded as a receivable, related to holdback escrow in accordance with the terms of the agreement. In addition, the Company was eligible to receive up to $2.0 million in an additional earnout payment in 2008. On July 1, 2008, the Company was notified that the earn-out payment was not earned.
14. Foreign Currency Translation
     Foreign exchange gains of approximately $1.3 million and foreign exchange losses of approximately $912,000 for the three months ended June 30, 2008 and 2007, respectively, and foreign exchange gains of approximately $1.9 million and foreign exchange losses of approximately $1.1 million for the six months ended June 30, 2008 and 2007, respectively, are included in general and administrative expenses in the consolidated and condensed statements of operations. These gains and losses were primarily related to intercompany foreign currency transactions that are of a short-term nature.
15. Stock Repurchase
     On February 10, 2006 the Board of Directors authorized $25.0 million in funds for stock repurchase programs. No repurchases were made in the first half of 2007. In the first half of 2008, the Company repurchased approximately 1.4 million shares of its common stock at an average price of $6.87 per share for an aggregate purchase price of $9.9 million. As of June 30, 2008, no funds remained available for purchase under the repurchase program as the $25.0 million in funds has been exhausted.
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
     In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). Under the provisions of this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. As the Company’s unvested awards of share-based payments’ rights to receive dividends or dividend equivalents are forfeitable, the Company does not expect the adoption of FSP No. EITF 03-6-1 to have a material impact on its consolidated financial statements.
     In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FAS No. FAS 142-3 to have a material impact on its consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. The Company has not yet determined the effect, if any SFAS No. 160 will have on its consolidated financial statements.
17. Prepaid Expenses and Other Current Assets, Other Assets and Other Current Accrued Liabilities
     The following is a table summarizing the components of selected balance sheet items as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(In thousands)
Prepaid expenses and other current assets:
Deferred tax assets, current portion	$1,568	$1,557
Prepaid insurance	115	1,021
Prepaid media	1,152	4,339
Prepaid rent	1,790	2,130
VAT tax receivable	5,852	4,766
Other current assets	11,746	8,907

	$22,223	$22,720

Other assets:
Deferred tax assets, net of current portion	$6,299	$5,164
Other assets	4,651	4,818

	$10,950	$9,982

Other current accrued liabilities:
Accrued media	$6,752	$9,797
Accrued accounts payable	16,860	17,774
VAT tax payable	12,598	10,319
Other accrued expenses	10,167	8,408
Income taxes payable	3,303	1,107

	$49,680	$47,405

18. Subsequent Events
     On August 6, 2008, the Company acquired 100% of the outstanding shares of The Derivative Consulting Group Limited (“DCG”), a London-based international financial advisory firm that is a leading provider of derivatives consulting and outsourcing services to investment banks, hedge funds, asset managers and commercial banking clients. The acquisition added approximately 200 employees, all of whom became part of the Company’s Trading and Risk Management Group.
     Initial consideration for the acquisition totaled approximately £14.1 million (approximately $27.3 million at current exchange rates), including transaction costs of approximately £1.1 million (approximately, $2.1 million at current exchange rates). The initial consideration consisted of approximately £10 million (approximately $19.4 million at current exchange rates) in cash paid at closing and approximately £3 million (approximately $5.8 million at current exchange rates) in Company common stock. Thirty-three percent (33%) of the common stock was issued at closing and the remainder will be retained by the Company until eighteen months after the closing date. In addition, the purchase agreement provides for earn out payments, contingent on meeting defined financial performance targets over the next three years. The contingent consideration is payable in the Company’s common stock in 2009, 2010 and 2011 and is capped at approximately £18 million (approximately $34.9 million at current exchange rates).

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
     Our service revenues for the three months ended June 30, 2008 were $165.8 million, a 29% increase compared to service revenues for the three months ended June 30, 2007. The growth in service revenues is due to an increase in demand for our services on a worldwide basis. Revenues increased by 54% in our Europe operating segment, and by 23% and 18% in our Government Services and North America operating segments, respectively. Our service revenues for the six months ended June 30, 2008 were $320.1 million, a 28% increase compared to service revenues for the six months ended June 30, 2007. The growth in service revenues is due to an increase in demand for our services on a worldwide basis. Revenues increased by 50% in our Europe operating segment, and by 23% and 19% in our Government Services and North America operating segments, respectively.
     During 2008, we continued to utilize our India-based effort on our Global Distributed Delivery (“GDD”) projects thereby increasing our billable days, or level of effort, incurred by our Indian people as a percentage of total Company billable days to 63% for the three and six months ended June 30, 2008, compared to 61% and 60% for the three and six months ended June 30, 2007, respectively. Our GDD methodology continues to be important to our clients’ success. This proprietary methodology enables us to provide high-quality, cost-effective solutions under accelerated project schedules. By engaging India’s highly skilled technology specialists, we can provide services at lower total costs as well as offer a continuous delivery capability resulting from time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services.
     For the three months ended June 30, 2008 we reported income from operations of $12.2 million compared to $1.4 million for the three months ended June 30, 2007 and we reported net income of $11.6 million for the three months ended June 30, 2008 compared to net income of $847,000 for the three months ended June 30, 2007. For the six months ended June 30, 2008 we reported income from operations of $18.0 million compared to $1.3 million for the six months ended June 30, 2007 and we reported net income of $18.7 million for the six months ended June 30, 2008 compared to net income of $1.6 million for the six months ended June 30, 2007. The improvement in net income from operations, for both the three and six months ended June 30, 2008, is the result of multiple factors including an increase in service revenues and operational performance improvement, a decrease in costs and expenses incurred related to our review of (and restatement resulting from) our historical stock-based compensation practices, partially offset by greater compensation costs.
     Although the growth in our business has been positive, the economic outlook, as always, is subject to change. A decline in our service revenues could have a significant impact on our financial results, particularly because a significant portion of our operating expenses (such as personnel expense, rent expense, depreciation expense and amortization of purchased intangible assets) are fixed in advance of a particular quarter. In addition, our future operating segment and overall Company revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors.
Summary of Critical Accounting Policies; Significant Judgments and Estimates
     We have identified the accounting policies which are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during the six months ended June 30, 2008 to the items disclosed as our summary of critical accounting policies, significant judgments and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007 other than those described herein.

Valuation and impairment of investments and/or marketable securities. The fair value of our investments and/or marketable securities is generally determined from quoted market prices received from pricing services based upon market transactions at fair value or through other market, observable and corroborated sources. We also have investments in auction rate securities collateralized by student loans and municipal debt. The Company’s auction rate securities are generally recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset through an auction process every seven to thirty-five days. This auction mechanism generally allows existing investors to roll over their holdings and continue to own their securities or liquidate their holdings by selling their securities at par value. Because of these short intervals between interest reset dates, we monitor the auctions to ensure they are successful, which provides evidence that these investments that are carried at par value approximate their fair value. To the extent an auction fails and the securities are not liquid, we use other alternatives to determine the fair value of these securities, which may not be based on quoted market transactions. In the first half of 2008, the Company experienced failed auctions and has estimated the fair value of these auction rate securities using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure of each security; (ii) the probability of future passed or failed auctions at various points in the future; (iii) the timing of expected future principal and interest payments; and (iv) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security.
     Investments and/or marketable securities, including auction rate securities (“ARS”) are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. In the event that the cost basis of a security exceeds its fair value, we evaluate, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of the issuer, including industry and sector performance, overall market conditions and trends, and our intent and ability to hold the investment and the quality of the underlying collateral and the nature of any guarantees. Once a decline in fair value is determined to be other than temporary, a write-down is recorded through earnings. Assessing the above factors involves inherent uncertainty. Accordingly, write-downs, if recorded, could be materially different from the actual market performance of investments and/or marketable securities in our portfolio, if, among other things, relevant information related to our investments and/or marketable securities was not publicly available or other factors not considered by us would have been relevant to the determination of impairment.
Results of Operations
     The following table sets forth the percentage of our service revenues of items included in our consolidated and condensed statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Service revenues	100%	100%	100%	100%
Reimbursable expenses	3%	4%	3%	4%

Total gross revenues	103%	104%	103%	104%

Operating expenses:
Project personnel expenses	67%	68%	68%	68%
Reimbursable expenses	3%	4%	3%	4%

Total project personnel expenses and reimbursable expenses	69%	71%	71%	72%
Selling and marketing expenses	6%	6%	7%	6%
General and administrative expenses	19%	24%	19%	24%
Restructuring and other related (benefits) charges	0%	0%	0%	0%
Amortization of purchased intangible assets	0%	0%	0%	0%

Total operating expenses	95%	102%	98%	103%

Income from operations	7%	1%	6%	1%
Interest and other income, net	1%	1%	1%	1%

Income before income taxes	8%	2%	7%	2%
Provision for income taxes	1%	1%	1%	1%

Net Income	7%	1%	6%	1%

Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007
Service Revenues
     Our service revenues for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended
	June 30,	June 30,		Percentage
	2008	2007	Increase	Increase
	(In thousands, except percentages)

Service revenues	$165,826	$128,594	$37,232	29%

	Six Months Ended
	June 30,	June 30,		Percentage
	2008	2007	Increase	Increase
	(In thousands, except percentages)

Service revenues	$320,057	$249,889	$70,168	28%
     Our service revenues increased by 29% in U.S. dollars and 27% in local currency terms for the three months ended June 30, 2008 compared to the same period in 2007, and by 28% in U.S. dollars and 26% in local currency terms for the six months ended June 30, 2008. All of our revenue growth was organic, as the Company had no acquisitions during 2007 or the six months ended June 30, 2008.
     Our service revenues increased for the three months ended June 30, 2008, as we continued to see a strong market demand for our services from clients across all key sectors. In particular we experienced strong growth from clients in the Financial Services sector which increased 28% or $10.1 million, in the Government, Health and Education sector which increased 61% or $9.6 million, the Retail and Consumer Products sector which increased 31% or $8.2 million and the Energy Services sector which increased 52% or $8.1 million. Our growth from each of these sectors was as a result of a combination of new client wins and follow-on projects from existing clients. The increased demand in these sectors supported our average project personnel peoplecount increase of 24% for the three months ended June 30, 2008 compared to the same period of 2007. Our utilization of 76% for the three months ended June 30, 2008 was slightly lower than the 77% rate we had for the three months ended June 30, 2007, though we did increase our average project personnel headcount 24% over the same period. During the same periods we also increased our use of contractors and consultants by 16% to support the growth of our business concentrated in specialized areas. The weakness of the U.S. dollar against our local currencies also contributed to 2% of the growth in service revenues for the three months ended June 30, 2008.
     Our service revenues increased for the six months ended June 30, 2008, as we continued to see a strong market demand for our services from clients across all key sectors. In particular we experienced strong growth from clients in the Financial Services sector which increased 36% or $23.5 million, in the Government, Health and Education sector which increased 75% or $21.3 million, the Retail and Consumer Products sector which increased 24% or $12.8 million and the Energy Services sector which increased 35% or $11.0 million. Our growth from each of these sectors was as a result of a combination of new client wins and follow-on projects from existing clients. The increased demand in these sectors supported our average project personnel peoplecount increase of 25% for the six months ended June 30, 2008 compared to the same period of 2007. We were able to maintain our utilization at 74% for the six months ended June 30, 2008 compared to the same period of 2007. During the same periods we also increased our use of contractors and consultants by 30% to support the growth of our business concentrated in specialized areas. The weakness of the U.S. dollar against our local currencies also contributed to 2% of the growth in service revenues for the six months ended June 30, 2008.
     Our five largest customers, in the aggregate, accounted for approximately 24% and 26% of our service revenues for the three and six months ended June 30, 2008, respectively, compared to 25% and 24% for the three and six months ended June 30, 2007, respectively. No customer accounted for more than 10% of our service revenues for the three and six months ended June 30, 2008, while one customer, Sprint Nextel, accounted for 10% and 11% of our service revenues for the three and six months ended June 30, 2007. Our recurring revenues were 46% and 45% of our service revenues for the three and six months ended June 30, 2008, respectively compared to 36% and 37% for the three and six months ended June 30, 2007, respectively. Recurring revenues are revenue commitments of one year or more in which the client has committed spending levels to us or chosen us as an exclusive provider of certain services, however any orders received can be cancelled or rescheduled prior to fulfillment.

Project Personnel Expenses
     Project personnel expenses consist principally of salaries and employee benefits for personnel dedicated to client projects, independent contractors and direct expenses incurred to complete projects that were not reimbursed by the client. These expenses represent the most significant expense we incur in providing our services.

	Three Months Ended
	June 30,	June 30,	Increase	Percentage
	2008	2007	(Decrease)	Increase
	(In thousands, except percentages)

Project personnel expenses	$110,674	$87,157	$23,517	27%
Project personnel expenses as a percentage of service revenues	67%	68%	(1)

	Six Months Ended
	June 30,	June 30,		Percentage
	2008	2007	Increase	Increase
	(In thousands, except percentages)

Project personnel expenses	$217,581	$170,987	$46,594	27%
Project personnel expenses as a percentage of service revenues	68%	68%	—
     Project personnel expenses increased by $23.5 million for the three months ended June 30, 2008 as compared to the same period in 2007. The increase in expense was primarily due to a 24% increase in the average project personnel peoplecount for the three months ended June 30, 2008, compared to the same period in 2007, which increased salary and incentive compensation expenses by $20.6 million. Consultant expense increased by $2.0 million for the three months ended June 30, 2008, compared to the same period in 2007. The reason for the increase in consultant expense is due to a client customer information system implementation which requires the use of a large number of contractors due to the specialized nature of the work, combined with the use of contractors in all of our operating segments to support the growth of our business. In addition, there was an increase of $1.9 million in other expenses, the majority of it for training new and current project personnel as we are always investing in improving and maintaining the knowledge base of our project personnel. These increases were offset by a decrease of $0.9 million in equipment expense as a result of project-specific, non-recurring expense for the three months ended June 30, 2007. The decrease in project personnel expense as a percentage of revenue for the three months ended June 30, 2008 compared to the same period in 2007 is due to the aforementioned non-recurring expense of $0.9 million for the three months ended June 30, 2007.
     Project personnel expenses increased by $46.6 million for the six months ended June 30, 2008 as compared to the same period in 2007. The increase in expense was due to a 25% increase in the average project personnel peoplecount for the six months ended June 30, 2008, compared to the same period in 2007, which increased salary, incentive compensation and travel-related expenses by $37.2 million. Consultant expense increased by $7.5 million for the six months ended June 30, 2008, compared to the same period in 2007. The reason for the increase in consultant expense is due to a client customer information system implementation which requires the use of a large number of contractors due to the specialized nature of the work, combined with the use of contractors in all of our operating segments to support the growth of our business. In addition, there was an increase of $2.8 million in other expenses, the majority of it for training new and current project personnel. These increases were offset by the aforementioned decrease in equipment expense due to a non-recurring expense for the six months ended June 30, 2007. Project personnel expenses as a percentage of service revenues for the three months ended June 30, 2008 remained constant as compared to the same period in 2007.
Selling and Marketing Expenses
     Selling and marketing expenses consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses.

	Three Months Ended
	June 30,	June 30,		Percentage
	2008	2007	Increase	Increase
	(In thousands, except percentages)

Selling and marketing expenses	$10,498	$8,141	$2,357	29%
Selling and marketing expenses as a percentage of service revenues	6%	6%	—

	Six Months Ended
	June 30,	June 30,		Percentage
	2008	2007	Increase	Increase
	(In thousands, except percentages)

Selling and marketing expenses	$21,351	$15,749	$5,602	36%
Selling and marketing expenses as a percentage of service revenues	7%	6%	1
     Selling and marketing expenses increased by $2.4 million for the three months ended June 30, 2008 as compared to the same period in 2007. The increase was primarily due to increases in compensation and employee benefits expenses of $1.1 million, incentive compensation of $0.5 million and increased travel, training and other marketing related expenses, in the aggregate, of $0.8 million. Selling and marketing expenses as a percentage of service revenues for the three months ended June 30, 2008 remained constant as compared to the same period in 2007.
     Selling and marketing expenses increased by $5.6 million for the six months ended June 30, 2008 as compared to the same period in 2007. The increase was primarily due to increases in compensation and employee benefits expenses of $2.2 million, incentive compensation of $1.3 million, and increased travel, training and other marketing related expenses, in the aggregate, of $2.3 million. The increase in selling and marketing expenses as a percentage of revenues is due to the increase in compensation and employee benefits expenses compared to the six months ended June 30, 2007 being greater than the increase in revenue for the six months ended June 30, 2008 compared to the same period in 2007.
General and Administrative Expenses
     General and administrative expenses relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses.

	Three Months Ended
	June 30,	June 30,	Increase	Percentage
	2008	2007	(Decrease)	Increase
	(In thousands, except percentages)

General and administrative expenses	$32,155	$31,441	$714	2%
General and administrative expenses as a percentage of service revenues	19%	24%	(5)

	Six Months Ended
	June 30,	June 30,	Increase	Percentage
	2008	2007	(Decrease)	Increase
	(In thousands, except percentages)

General and administrative expenses	$62,196	$60,945	$1,251	2%
General and administrative expenses as a percentage of service revenues	19%	24%	(5)
     General and administrative expenses increased $0.7 million for the three months ended June 30, 2008, compared to the same period in 2007. The increase was due to an increase in salary, incentive compensation, travel expenses and employee benefits of $2.0 million as average general and administrative headcount increased 5%, an increase of approximately $1.7 million in rent and facility expenses due to the addition of several new offices, an increase in other expenses for a realized loss on our hedge positions of approximately $0.5 million (see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” regarding our hedge positions) and increases in other general and administrative expenses, in the aggregate, of $1.7 million. In addition, depreciation and maintenance expense increased by $0.5 million primarily as a result of our expansion in India. The average number of general and administrative personnel increased to 812 as of June 30, 2008, of which 539 were India based, compared to 776, of which 531 were India based at June 30, 2007. The additions in 2008 were primarily in finance, hiring and administrative groups. These increases were offset by a decrease of $3.4 million in fees primarily related to the stock-based compensation review and restatement in 2007 and foreign currency transaction gains of approximately $1.3 million for the three months ended June 30, 2008 compared to foreign currency transaction losses of approximately $1.0 million for the same period in 2007.
     General and administrative expenses increased $1.3 million for the six months ended June 30, 2008, compared to the same period in 2007. The increase was due to an increase in salary and employee benefits expenses of $3.3 million as average general and administrative headcount increased 8%, an increase of approximately $3.0 million in rent and facility expenses due to the addition of several new offices, an increase in depreciation and maintenance expense of $2.0 million primarily as a result of our aforementioned expansion in India, an increase in accounting and legal expenses of $1.4 million and an increase in other general and administrative expenses, in the aggregate, of $0.4 million. These increases were offset by a decrease of $5.8 million in fees primarily related to the stock-based compensation review and restatement in 2007 and foreign currency transaction gains of approximately $1.9 million for the six months ended June 30, 2008 compared to foreign currency transaction losses of approximately $1.1 million for the same period in 2007.
     Our general and administrative expenses include foreign currency transaction gains of approximately $1.3 million and $1.9 million for the three and six months ended June 30, 2008, respectively, compared to foreign currency transaction losses of approximately $1.0 million and $1.1 million for the three and six months ended June 30, 2007, respectively. These gains and losses were primarily related to intercompany foreign currency translations that were of a short-term nature.
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
     During the first half of 2008, we recorded net restructuring and other related charges of approximately $7,000 in our consolidated and condensed statements of operations related to two items. The first involved recording a restructuring charge associated with a change of estimated operating expenses to be incurred in connection with three previously restructured leases, the last of which ends in 2011. On an annual basis, we receive a true-up of actual operating charges incurred from the landlord. Based on this true-up, we estimate the future operating expenses will exceed our prior estimate by approximately $495,000. The second item was the result of a restructuring benefit of approximately $363,000 in the first quarter of 2008 associated with the re-occupation of approximately 3,900 square feet of previously restructured space in our Munich, Germany office. The restructuring accrual for this space was initially established in 2002 and the contractual lease term for the office space ends on December 31, 2011. Since 2002, the demand for advanced technology consulting services and the economic landscape have significantly improved, leading to strong revenue growth for Sapient over the past several years, particularly in Europe. Forecasted growth for 2008 and beyond for Sapient will require additional capacity in Europe to support the growth of the business, therefore we decided to re-occupy this previously restructured space. The $363,000 will be recognized as operating rent expense over the remaining contractual lease term, which ends on December 31, 2011.
     During the first half of 2007, we recorded a net benefit to restructuring and other related charges of approximately $169,000 in connection with these restructuring plans related to increases in estimated sublease income. The restructuring consisted of ceasing operations and consolidating or closing excess offices. Estimated costs for the consolidation of facilities included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sublease income.

The following table shows activity during the six months ended June 30, 2008 related to restructuring events:

Facilities
(In thousands)
Balance, December 31, 2007	$11,273
Charges, net	7
Non-cash, utilized	(3)
Cash utilized	(1,748)

Balance, June 30, 2008	$9,529

     The total remaining accrued restructuring for all events is $9.5 million at June 30, 2008, of which the cash outlay over the next 12 months is expected to be $3.5 million, and the remainder will be paid through 2011.
     These restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sub-lease income. Our sub-lease assumptions include anticipated rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. These estimates and assumptions are monitored on a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the future resulting in additional adjustments and these adjustments could be material.
Amortization of Intangible Assets
     During the first half of 2008 and 2007, amortization of intangible assets consisted primarily of non-compete and non-solicitation agreements and customer list related to the 2006 Planning Group International, Inc. (“PGI”) acquisition and the SAP license agreement and customer list related to the 2005 BIS acquisition. Amortization expense related to intangible assets was $0.5 million for the three months ended June 30, 2008 and 2007 and $1.0 million and $1.1 million for the six months ended June 30, 2008 and 2007, respectively.
Interest and Other Income, Net
     Interest and other income are derived primarily from investments in bank time deposits, money market funds, commercial paper and auction rate securities.

	Three Months Ended
	June 30,	June 30,		Percentage
	2008	2007	Increase	Increase
	(In thousands, except percentages)

Interest and other income, net	$1,584	$1,216	$368	30%

	Six Months Ended
	June 30,	June 30,		Percentage
	2008	2007	Increase	Increase
	(In thousands, except percentages)

Interest and other income, net	$4,354	$2,519	$1,835	73%
     Interest and other income increased $0.4 million for the three months ended June 30, 2008 compared to the same period in 2007. The increase was primarily due to an increase in other income. Included in other income for the three months ended June 30, 2008 is approximately $0.3 million for a non-recurring recovery of legal expenses related to a lease. Interest income remained relatively constant as higher average cash balances were offset by lower interest rates.
     Interest and other income increase $1.8 million for the six months ended June 30, 2008 compared to the same period in 2007. The increase was due to an increase in both other income and interest income. Included in other income for the six months ended June 30, 2008 is approximately $1.2 million of non-recurring items, of which $0.5 million is for recovery for expenses related to a lease, $0.4 million is for recovery of expenses related to an employee matter and $0.3 million is for a termination arrangement eliminating the call option with Sapient S.p.A, an Italian firm in which we held no ownership interest in, though we had an option to purchase 100% of the ownership of Sapient S.p.A from 2007 to 2010. Sapient S.p.A. was acquired by a third party investor in the first quarter of 2008, resulting in the termination of the call option and a receivable of $0.3 million which was recorded in other income. Interest income increased for the six months ended June 30, 2008 compared to the same period in 2007 due to a higher average cash balances during the period, as well as an increased use of overnight sweep features and time deposits for the six months ended June 30, 2008 compared to the same period of 2007, offset by lower interest rates.

Provision for Income Taxes
     For the three months ended June 30, 2008 and 2007, we recorded an income tax provision of $2.2 million and $1.8 million, respectively. For the six months ended June 30, 2008 and 2007, we recorded an income tax provision of $3.6 million and $2.2 million, respectively. Our income tax is primarily related to foreign, federal alternative minimum tax and state tax obligations.
     Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.
     We have deferred tax assets that have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), requires the establishment of a valuation allowance when the realization of deferred tax assets is not considered more likely than not. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of recent losses in the United States and the difficulty in predicting profitability in future periods at June 30, 2008, we have continued to record a valuation allowance against our deferred tax assets in the United States.
     We have gross unrecognized tax benefits of approximately $5.8 million as of June 30, 2008 and $4.8 million as of December 31, 2007. These amounts (net of federal benefit on state issues) represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of our effective tax rate. We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2008, interest accrued was approximately $1.0 million.
     We conduct business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including Canada, Germany, India, United Kingdom and the United States. The audit by the Internal Revenue Service of Sapient Corporation for the year ended 2005 resulted in a $400,000 assessment, substantially all of which was paid in the second quarter of 2008. Also, the Company is currently under audit by the Assessing Office in India for the 2004 through 2005 tax year. This examination phase of the audit was not concluded as of June 30, 2008.
Results by Operating Segment
     We have discrete financial data by operating segments available based on our method of internal reporting, which disaggregates our operations. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance.
     We do not allocate certain marketing and general and administrative expenses to our operating segments because these activities are managed separately from the business units. We do, however, allocate certain marketing and general and administrative expenses to our Government Services business unit as these activities are managed within the business unit. We did not allocate the costs associated with our restructuring events across our operating segments for internal measurement purposes, given that the substantial majority of the restructuring costs were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. Management does not allocate stock-based compensation to the segments for the review of results for the CODM. Asset information by operating segment is not reported to or reviewed by the CODM and, therefore, we have not disclosed asset information for each operating segment.
     The tables below present the service revenues and income before income taxes attributable to these operating segments for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Service Revenues:
North America	$100,455	$84,945	$198,205	$166,673
Government Services	6,843	5,572	14,099	11,484
Europe	58,528	38,077	107,753	71,732

Consolidated Total	$165,826	$128,594	$320,057	$249,889

Income Before Income Taxes:
North America (1)	$21,105	$22,347	$36,432	$41,732
Government Services	1,930	1,917	4,342	4,073
Europe (1)	19,297	10,257	31,126	18,956

Total reportable segments (1)	42,332	34,521	71,900	64,761
Less reconciling items (2)	(28,586)	(31,916)	(49,584)	(60,930)

Consolidated Income Before Income Taxes	$13,746	$2,605	$22,316	$3,831

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income before income taxes include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Centrally managed functions	$25,021	$23,483	$43,203	$46,033
Restructuring and other related (benefits) charges	(136)	(57)	7	(169)
Amortization of purchased intangible assets	473	523	960	1,065
Stock-based compensation expense	4,404	4,688	8,889	8,855
Interest and other income, net	(1,584)	(1,216)	(4,354)	(2,519)
Unallocated expenses (3)	408	4,495	879	7,665

	$28,586	$31,916	$49,584	$60,930

(3)	Includes corporate portion of both selling and marketing and general and administrative expenses.
Service Revenues by Operating Segments
     Consolidated service revenues increased 29% in U.S. dollars and 27% in local currency terms for the three months ended June 30, 2008, compared to the same period of 2007, and by 28% in U.S. dollars and 26% in local currency terms during the six months ended June 30, 2008.
     Service revenues for our North America operating segment increased by 18% in U.S. dollars and 17% in local currency terms for the three months ended June 30, 2008 as we continued to see a strong market demand for our services from new and existing clients. In particular, we experienced strong growth from clients in the Energy Services sector which increased 65%, or $7.1 million, the Financial Services sector which increased 15% or $4.7 million, and the Retail and Consumer products sector which increased 41% or $7.0 million. The increased demand from these sectors supported our average project personnel peoplecount increasing 23% for the three months ended June 30, 2008 compared to the same period of 2007 during which period we had a slight decrease in utilization of one percentage point, to 74% from 75%, for the three months ended June 30, 2008 compared to the same period of 2007. During the same periods we also increased our use of contractors and consultants by 15% to support the growth of our business concentrated in specialized areas.
     Service revenues for our Europe operating segment increased by 54% in U.S. dollars and 50% in local currency terms during the three months ended June 30, 2008 compared to the same period in 2007. Service revenues for our Europe operating segment increased as we continued to see a strong market demand for our services from new and existing clients. In particular we experienced strong growth from clients in the Technology and Communications sector which increased 58%, or $7.2 million, the Government, Health and Education sector which increased 103%, or $6.1 million, and the Financial Services sector which increased 113%, or $5.4 million. The increased demand from these sectors supported our average project personnel peoplecount increasing 25% for the three months ended June 30, 2008 compared to the same period of 2007. In addition our utilization increased by three percentage points, to 79% from 76%, for the three months ended June 30, 2008 compared to the same period in 2007. During the same periods we also increased our use of contractors and consultants by 13% to support the growth of our business concentrated in specialized areas.
     Service revenues for our Government Services operating segment increased by 23% during the three months ended June 30, 2008 compared to the same period in 2007. Service revenue for our Government Services segment increased as we continued to see a strong market demand for our services in this segment. The increased demand in these sectors supported our average project personnel peoplecount increasing 30% for the three months ended June 30, 2008, compared to the same period of 2007 while utilization decreased five percentage points, to 84% from 89%, for the three months ended June 30, 2008, compared to the same period in 2007.
     Consolidated service revenues increased 28% in U.S. dollars and 26% in local currency terms for the six months ended June 30, 2008, compared to the same period of 2007
     Service revenues for our North America operating segment increased by 19% in U.S. dollars and 17% in local currency terms for the six months ended June 30, 2008 as we continued to see a strong market demand for our services from new and existing clients. In particular, we experienced strong growth from clients in the Financial Services sector which increased 22%, or $12.5 million, the Energy Services sector which increased 45% or $10.0 million, and the Retail and Consumer Products sector which increased 26% or $9.1 million. The increased demand from these sectors supported our average project personnel peoplecount increasing 23% for the six months ended June 30, 2008 compared to the same period of 2007 during which period we had a slight decrease in utilization of one percentage point, to 73% from 74%, for the six months ended June 30, 2008 compared to the same period of 2007. During the same periods we also increased our use of contractors and consultants by 32% to support the growth of our business concentrated in specialized areas.
     Service revenues for our Europe operating segment increased by 50% in U.S. dollars and 45% in local currency terms during the six months ended June 30, 2008 compared to the same period in 2007. Service revenues for our Europe operating segment increased as we continued to see a strong market demand for our services from new and existing clients. In particular we experienced strong growth from clients in the Government, Health and Education sector which increased 135%, or $13.0 million, the Financial Services sector which increased 122%, or $10.9 million, and the Technology and Communications sector which increased 29%, or $7.3 million. The increased demand from these sectors supported our average project personnel peoplecount increasing 25% for the six months ended June 30, 2008 compared to the same period of 2007. In addition our utilization increased by three percentage points, to 76% from 73%, for the six months ended June 30, 2008 compared to the same period in 2007. During the same periods we also increased our use of contractors and consultants by 21% to support the growth of our business concentrated in specialized areas.
     Service revenues for our Government Services operating segment increased by 23% during the six months ended June 30, 2008 compared to the same period in 2007. Service revenue for our Government Services segment increased as we continued to see a strong market demand for our services in this segment. The increased demand in these sectors supported our average project personnel peoplecount increasing 30% for the six months ended June 30, 2008, compared to the same period of 2007 while utilization decreased one percentage point, to 86% from 87%, for the six months ended June 30, 2008, compared to the same period in 2007.
Operating Income by Operating Segments
     Our North America operating segment experienced a decrease in operating income of $1.2 million, or 6%, for the three months ended June 30, 2008 compared to the same period of 2007. The decrease in operating income is a result of an increase in peoplecount of 23%, an increase in contractors and consultants of 15%, and a decrease in utilization of one percentage point, offset by the 18% increase in service revenues in North America compared to the same period in 2007.
     Our Europe operating segment experienced an increase in operating income of $9.0 million, or 88%, for the three months ended June 30, 2008 compared to the same period of 2007. The increase in operating income is a result of the 54% increase in service revenues in Europe and an increase in utilization of three percentage points, combined with only a 25% increase in peoplecount and only a 13% increase in contractors and consultants compared to the same period in 2007.
     Operating income for our Government Services operating segment remained constant at $1.9 million for the three months ended June 30, 2008 and 2007. The 23% increase in service revenue in Government Services was offset by a decrease in utilization of five percentage points combined with a 30% increase in project personnel compared to the same period in 2007.
     Our North America operating segment experienced a decrease in operating income of $5.3 million, or 13%, for the six months ended June 30, 2008 compared to the same period of 2007. The decrease in operating income is a result of an increase in peoplecount of 23% and an increase in contractors and consultants of 32% combined with a decrease in utilization of one percentage point, offset by the 19% increase in service revenues in North America compared to the same period in 2007.
     Our Europe operating segment experienced an increase in operating income of $12.2 million, or 64%, for the six months ended June 30, 2008 compared to the same period of 2007. The increase in operating income is a result of the

50% increase in service revenues in Europe and an increase in utilization of three percentage points, combined with only a 25% and increase in peoplecount and only a 21% increase in contractors and consultants compared to the same period in 2007.
     Our Government Services operating segment experienced an increase in operating income of $0.3 million, or 7%, for the six months ended June 30, 2008 compared to the same period of 2007. The increase in operating income for our Government Services operating segment for the six months ended June 30, 2008 compared to the same period in 2007 is a result of the 23% increase in service revenue in Government Services, offset by a 30% increase in project personnel and a decrease of one percentage point in utilization compared to the same period in 2007.
Liquidity and Capital Resources
     We invest our excess cash predominantly in instruments that are investment grade securities, including corporate debt securities and auction rate securities. At June 30, 2008, we had approximately $167.5 million in cash, cash equivalents, restricted cash and marketable securities, compared to $178.1 million at December 31, 2007.
     We have deposited approximately $2.5 million with various banks as collateral for letters of credit and performance bonds and have classified this cash as restricted on our consolidated and condensed balance sheet at June 30, 2008.
     In our Annual Report on the Form 10-K for the year ended December 31, 2007, under the heading Liquidity and Capital Resources, we outlined our contractual obligations. For the six months ended June 30, 2008, there have been no material changes in our contractual obligations.
     Cash provided by operating activities was $15.1 million for the six months ended June 30, 2008. This resulted primarily from net income of $18.7 million, an increase in accounts payable of $2.5 million primarily due to timing, an increase in other long-term liabilities of $2.4 million, an increase in other accrued liabilities of $2.5 million and non-cash charges of $17.8 million, including depreciation and amortization expense of $9.6 million and stock-based compensation expense of $8.9 million, offset by an increase in unbilled revenues of $10.5 million, a decrease in accrued compensation of $9.2 million primarily due to the Company’s payment of 2007 bonuses in the first quarter of 2008, net of incentive compensation accrued for 2008, an increase in accounts receivable of $6.0 million as well as a decrease in accrued restructuring of $1.7 million.
     Days sales outstanding (“DSO”) is calculated based on actual three months of total revenue and period end receivables, unbilled and deferred revenue balances. DSO increased 11% to 63 days for the second quarter of 2008 as compared to 57 days in the fourth quarter of 2007. The Company’s DSO tends to be seasonal in nature, with an average increase of 18% from the fourth quarter to the subsequent second quarter in the prior two years. Approximately 53% of our services revenue for the first half of 2008 was derived from time and materials arrangements as compared to 52% for the first half of 2007. Because of the growing trend in revenue generated from time and materials arrangements and the fact that they are billed one month in arrears, we expect our unbilled revenue balance to increase at the end of a fiscal quarter as our service revenues increase. We expect our unbilled revenues to be short-term in nature, with a majority being billed within 90 days.
     Cash provided by investing activities was $19.1 million for the six months ended June 30, 2008. This was due to $31.7 million of net sales and maturities of marketable securities as we decided to move a portion of our cash from investment accounts to bank time deposits and interest earning accounts, $0.7 million in a holdback escrow payment received in accordance with the terms of our agreement with HWT, partially offset by $11.5 million of purchases of property and equipment and costs of internally developed software and $1.1 million of cash payments related to our BIS acquisition.
     Cash used in financing activities was $8.2 million for the six months ended June 30, 2008, as a result of $9.9 million in the repurchase of common stock offset by proceeds from stock option and purchase plans of $1.8 million.
     On February 13, 2008, certain ARS investments that we held experienced failed auctions that limited the liquidity of these investments. As of June 30, 2008, we held ARS investments with a cumulative par value of $20.4 million. As of December 31, 2007, we had held ARS investments with a cumulative par value of $41.6 million and had decreased our position in these investments to $31.8 million as of February 13, 2008 (the date the failures began for our investments). From February 13, 2008 through June 30, 2008, we were able to reduce our positions in municipal ARS investments at par by $11.4 million, leaving $2.0 million at par value, but we have been unable to reduce any of our 13 positions, totaling $18.4 million, of student loan ARS investments. During the six months ended June 30, 2008, each ARS investment experienced at least one auction failure.
     Due to the lack of an active market for the ARS investments that we hold, there were no quoted prices and little observable market data available for us to determine the market value of these holdings as of June 30, 2008. As a result, we have estimated the fair value of these auction rate securities using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure of each investment; (ii) the probability of future passed or failed auctions at various points in the future; (iii) the timing of expected future principal and interest payments; and (iv) discount rates that are believed to reflect current market conditions and the relevant risk associated with each investment. As a result of this analysis, we believe that the market value of our ARS investments as of June 30, 2008 is $1.2 million less than their par value and we have recorded this impairment as a reduction in equity in the ‘other comprehensive income’ section of our consolidated and condensed balance sheet because we believe the current impairment to be temporary in nature as we have the ability and intent to hold these securities until a successful auction occurs, or another liquidating event, and the remaining ARS investments are liquidated at par value. We concluded that the impairment charges recorded were temporary because (i) we believe that the decline in market value is due to general market conditions, including lack of liquidity for these investments; (ii) the ARS investments continue to be of high credit quality and interest is paid when due; and (iii) we have the intent and ability to hold the ARS investments until a recovery in market value occurs. If in the future we determine that any decline in value of the ARS investments is other-than-temporary, we would have to recognize the loss in our statement of operations, which could have a material impact on our operating results in the period it is recognized. Further, as the funds associated with the ARS investments may not be accessible for in excess of 12 months because of continued failed auctions or our inability to find a buyer outside of the auction process, we have classified these investments as long-term assets in our consolidated and condensed balance sheet as of June 30, 2008.
     During the fourth quarter of 2007, we began entering into a number of zero cost currency hedges to partially protect our Indian Rupee denominated operating expenses against appreciation in the Rupee relative to the US dollar by selling the majority of our right to gains if the Rupee depreciates relative to the US dollar. Appreciation of the Rupee relative to the US dollar could result in payments to us that would partially offset income statement currency losses while depreciation of the Rupee relative to the U.S. dollar could result in payments by us that would partially offset income statement currency gains. Currently, we are entering into 30 day average rate instruments covering a rolling 90 day period with notional amounts of 300 million Rupees per month (approximately $7.5 million USD). We reported a loss of approximately $0.5 million for hedge contracts that were closed as of June 30, 2008. We had an immaterial unrealized loss based on the fair value of open contracts as of June 30, 2008.
     On February 10, 2006 the Board of Directors authorized $25.0 million in funds for stock repurchase programs. No repurchases were made in the first quarter of 2007. During the first half of 2008, we repurchased approximately 1,440,000 shares of our common stock at an average price of $6.87 per share for an aggregate purchase price of $9.9 million. As of June 30, 2008, no funds remained available for repurchase under the plan as the $25.0 million has been exhausted.
     We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $3.7 million and various administrative audits, each of which have arisen in the ordinary course of our business. We have an accrual at June 30, 2008 of approximately $1.3 million related to certain of these items. We intend to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that we have previously accrued. The pending derivative actions do not assert a claim against us for specific monetary damages and, accordingly, the amounts described herein are exclusive of any potential future monetary damages that the company may incur as a result of the derivative actions.
     In connection with the internal investigation into our historical stock-based compensation practices, we reviewed the payroll withholding tax effect associated with certain stock options that had incorrect measurement dates. Certain stock options were originally intended to be Incentive Stock Options (“ISOs”) under U.S. tax regulations. However, by definition, ISOs may not be granted with an exercise price less than the fair market value of the underlying stock on the date of grant. Because these options had incorrect filing dates, they do not qualify as ISOs under the regulations. Therefore, the affected ISOs were accounted for as if they were non-qualified stock options for payroll tax accounting purposes. We recorded a liability for the unpaid income and employment taxes plus potential penalties and interest based upon the change in status of the affected options. We recorded a liability for the taxes, penalties and interest due based upon the change in status of the options in the amount of $17.8 million. We recorded reversals of this accrual in the amount of $16.5 million between 2003 and 2006 due to the expiration of the tax statute of limitations. These adjustments resulted in a net charge to income of $1.3 million over the period 1996 to 2006, which represent management’s best estimate of our liability.

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
     Changes in future minimum rental commitments under non-cancelable operating leases in the six months ended June 30, 2008 were not material.
     We believe that our existing cash, cash equivalents, restricted cash and marketable investments will be sufficient to meet our working capital, capital expenditures, capital requirements and initiatives for at least the next 12 months.
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
     In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). Under the provisions of this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. As our unvested awards of share-based payments’ rights to receive dividends or dividend equivalents are forfeitable, we do not expect the adoption of FSP No. EITF 03-6-1 to have a material impact on our consolidated financial statements.
     In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and applied prospectively to intangible assets acquired after the effective date. We do not expect the adoption of FAS No. FAS 142-3 to have a material impact on our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are in the process of evaluating the effect, if any, the adoption of SFAS No. 161 will have on our financial statements.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies including contingent consideration, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations occurring in fiscal years beginning after December 31, 2008. We have not yet determined the effect, if any adopting SFAS No. 141R will have on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. We have not yet determined the effect, if any SFAS No. 160 will have on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We account for our investment instruments in accordance with SFAS No. 115, Accounting for Investments in Debt and Equity Securities . All of our cash and cash equivalents and marketable securities are treated as “available for sale” under SFAS No. 115. Our marketable securities include corporate debt securities, municipal bonds, certificates of deposit and auction rate securities.
     Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. However because we classify our debt securities as “available for sale”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other than temporary. Should the interest rate fluctuate by 10 percent, the change in value of our marketable securities would have been insignificant as of June 30, 2008, and our interest income would have changed by approximately $0.3 million for the six months ended June 30, 2008.
     Our marketable securities portfolio, which totaled $24.8 million at June 30, 2008, includes ARS investments with a par value of $20.4 million from various issuers collateralized by student loans and municipal debt. Due to the lack of an active market for the ARS investments that we hold, there were no quoted prices and little observable market data available for us to determine the market value of these holdings as of June 30, 2008. As a result, we have estimated the fair value of these auction rate securities using a discounted cash flow analysis. As a result of this analysis, we believe that the market value of our ARS investments as of June 30, 2008 is $1.2 million less than their par value and we have recorded this impairment as a reduction in equity in the “Other comprehensive income” section of our consolidated and condensed balance sheet because we believe the current impairment to be temporary in nature. Please see the “Liquidity and Capital Resources” section for a detailed description of the assumptions used in estimating the fair value of our ARS investments and the classification of the impairment as temporary in nature.
Exchange Rate Sensitivity
     We face exposure to adverse movements in foreign currency exchange rates because a significant portion of our revenues, expenses, assets, and liabilities are denominated in currencies other than the U.S. dollar, primarily the British pound, the Euro, the Indian rupee and the Canadian dollar. These exposures may change over time as business practices evolve.
     For the three months ended June 30, 2008, approximately 45% of our revenues and approximately 57% of our operating expenses were denominated in foreign currencies, as compared to 35% and 49%, respectively, during the three months ended June 30, 2007. For the six months ended June 30, 2008, approximately 43% of our revenues and approximately 57% of our operating expenses were denominated in foreign currencies, as compared to 35% and 48%, respectively, during the six months ended June 30, 2007. In addition, 47% of our assets and 49% of our liabilities were subject to foreign currency exchange fluctuations at June 30, 2008, as compared to 43% and 47%, respectively, at December 31, 2007. We also have assets and liabilities in certain entities that are denominated in currencies other than the entity’s functional currency.
     Approximately 16% of our operating expenses for the three and six months ended June 30, 2008 were denominated in Indian Rupees. Because we have minimal associated revenues in Indian Rupees, any movement in the exchange rate between the U.S. dollar and the Indian Rupee could have a significant impact on our operating expenses and operating profit. We manage this exposure through a risk management program that partially mitigates our exposure to operating expenses denominated in the Indian Rupee, and that includes the use of forward contracts which are not designated as accounting hedges under SFAS No. 133. As of June 30, 2008 we had forward contracts outstanding in the notional amount of approximately $15.0 million. Because these instruments are zero-cost option collars that are settled on a net basis with the bank, we have not recorded the gross underlying notional amounts in our assets and liabilities as of June 30, 2008. During the six months ended June 30, 2008 we recognized approximately $0.5 million in realized losses on these hedge positions which are reflected in “General and Administrative” expense in our consolidated and condensed statement of operations and as of June 30, 2008 our unrealized losses were not meaningful.
     The Company also performed a sensitivity analysis of the possible loss that could be incurred on these contracts as a result of movements in the Indian Rupee. Changes of 1%, 3% and 5% of the underlying average exchange rate of our unsettled positions as of June 30, 2008 would result in maximum losses on these positions of $0, $200,000, and $726,000, respectively. Positions expire in July and August of 2008 and therefore, any losses in respect to these positions after June 30, 2008 would be recognized in the three months ending September 30, 2008.
     For additional quantitative and qualitative disclosures about market risk affecting Sapient, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of June 30, 2008, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our evaluation has concluded that our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
     No changes in our internal control over financial reporting occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     We have certain contingent liabilities that arise in the ordinary course of its business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims that have arisen in the course of its business and that have not been fully adjudicated in which the damages claimed under such actions, in the aggregate, total approximately $3.7 million as of June 30, 2008. We have accrued at June 30, 2008 approximately $1.3 million related to certain of these items. We intend to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that we have accrued. The derivative actions relating to the our historical stock based compensation practices (described more fully below) do not assert a claim against us for specific monetary damages and, accordingly, the amounts described herein are exclusive of any potential future monetary damages that we may incur as a result of the derivative actions.
     In the opinion of management, we do not have a potential liability related to any current legal proceedings or claims that would individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.
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
     On October 13, 2006, the Superior Court for Middlesex County, Massachusetts, entered an order consolidating the foregoing derivative actions under the caption In re Sapient Corporation Derivative Litigation. On February 20, 2007, the consolidated complaint was transferred into the Business Litigation Session of the Suffolk Superior Court, Massachusetts under docket number 07-0629 BLS1. On April 25, 2007, the defendants filed a motion to dismiss, which was heard by the Court on May 23, 2007. The case was dismissed on October 30, 2007 and the court further denied the State Plaintiffs an opportunity to refile a similar claim. Subsequently, on November 12, 2007, the State Plaintiffs served a demand on the Sapient Board of Directors to take action with respect to certain of Sapient’s current and former directors and officers who allegedly breached their fiduciary duties in the administration of, and/or were unjustly enriched by receiving, purportedly backdated stock options between 1996 and 2001. The State Plaintiffs sought unspecified damages in the demand letter, including recovery from the individually named defendants the amount of damages sustained by us as a result of the “backdated” stock options matter and disgorgement of “backdated” stock options.
     On October 27, 2006 and October 31, 2006, three additional shareholder derivative actions were filed in the United States District Court for the District of Massachusetts: Mike Lane, Derivatively on Behalf of Sapient Corporation v. J. Stuart Moore, Jerry A. Greenberg, Sheeroy D. Desai, et al. and Sapient Corporation; Marc Doyle, Derivatively on Behalf of Sapient Corporation v. J. Stuart Moore, Jerry A. Greenberg, Sheeroy D. Desai, et al. and Sapient Corporation; and Laurence Halaska, Derivatively on Behalf of Sapient Corporation v. Jerry A. Greenberg, J. Stuart Moore, Scott J. Krenz, et al. and Sapient Corporation. The federal derivative actions were substantially similar to the state derivative actions, except that the federal derivative actions asserted violations of the Sarbanes-Oxley Act and violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act. On June 21, 2007, the United States District Court for the District of Massachusetts entered an order consolidating the foregoing derivative actions under the caption In re Sapient Corporation Derivative Litigation. On July 21, 2007, the plaintiffs filed an amended complaint, adding five current and former Sapient officers, and on August 20, 2007, the defendants filed a motion to dismiss the action. On December 3, 2007, the plaintiffs notified the Court that in light of the dismissal of the state derivative action, they would serve a demand on Sapient’s Board of Directors. Simultaneously, the plaintiffs served a demand on Sapient’s Board of Directors alleging claims and damages similar to those contained in the State Plaintiffs’ demand letter. On May 29, 2008, the Court dismissed the action, but provided that the plaintiffs may commence a “demand refused” action based on the Sapient Board’s response to the plaintiffs’ December 3, 2007 demand.
     In response to the foregoing demand actions, on November 29, 2007, the Sapient Board of Directors formed a Special Investigation Committee (“SIC”), consisting of two Board members who are not named in either the state or federal demand letters, to investigate the matters referenced in the demand letters and to make a recommendation to the full Board of Directors for a response thereto. On June 5, 2008, the SIC reviewed its findings and recommendations with the independent directors of the Sapient Board, whom, in turn, resolved to accept and adopt the SIC’s recommendation to refuse the plaintiffs’ demands in the shareholder demand letters. The SIC’s counsel subsequently notified the plaintiffs that the Sapient Board of Directors voted to refuse their demands.
Regulatory and Other Proceedings
     On November 30, 2006, the Securities and Exchange Commission (“SEC”) notified us that it had commenced a formal inquiry into its historical stock-based compensation practices. Subsequently, on March 8, 2007, we received a subpoena from the SEC requesting documents relating to this matter, and responded by producing documents. We are cooperating fully with the SEC and will continue to do so as the inquiry moves forward. At this point, we are unable to predict what, if any, consequences the SEC investigation may have. However, the investigation could result in considerable legal expenses, divert management’s attention from other business concerns and harm its business. If the SEC were to commence legal action, we could be required to pay significant penalties and/or fines and could become subject to an administrative order and/or a cease and desist order. We are also subject to various administrative audits, each of which has arisen in the ordinary course of business.
     Finally, in connection with the internal review into our historical stock-based compensation practices, we reviewed the payroll withholding tax effect associated with certain stock options that had incorrect measurement dates. Certain stock options were originally intended to be Incentive Stock Options (“ISOs”) under U.S. tax regulations. However, by definition, ISOs may not be granted with an exercise price less than the fair market value of the underlying stock on the date of grant. Because these options had incorrect measurement dates, they do not qualify as ISOs under the regulations. Therefore, the affected ISOs were accounted for as if they were non-qualified stock options for payroll tax accounting purposes. We recorded a liability for the unpaid income and employment taxes plus potential penalties and interest based upon the change in status of the affected options. We recorded a liability for the taxes, penalties and interest due based upon the change in status of the options in the amount of $17.8 million. We recorded reversals of this accrual in the amount of $16.5 million between 2003 and 2006 due to the expiration of the tax statute of limitations. These adjustments resulted in a net charge to income of $1.3 million over the period 1996 to 2006, which represents management’s best estimate of our liability.

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
     We currently have international offices in the United Kingdom, Germany, the Netherlands, Sweden, India, and Canada. Our international operations are a significant percentage of our total revenues, and our GDD model is a key component of our ability to deliver our services successfully. Our international operations are subject to inherent risks, including:
•	economic recessions in foreign countries;

•	fluctuations in currency exchange rates or impositions of restrictive currency controls;

•	political instability, war or military conflict;

•	changes in regulatory requirements;

•	complexities and costs in effectively managing multi-national operations and associated internal controls and procedures;

•	significant changes in immigration policies or difficulties in obtaining required immigration approvals for international assignments;

•	restrictions imposed on the import and export of technologies in countries where we operate; and

•	reduced protection for intellectual property in some countries.

•	changes in tax laws.
     In particular, our GDD model depends heavily on our offices in Delhi, Bangalore and Noida, India. Any escalation in the political or military instability in India or Pakistan or the surrounding countries, or a business interruption resulting from a natural disaster, such as an earthquake, could hinder our ability to use GDD successfully and could result in material adverse effects to our business, financial condition and results of operations. Furthermore, the delivery of our services from remote locations causes us to rely on data, phone, power and other networks which are not as reliable in India as those in other countries where we operate. Any failures of these systems, or any failure of our systems generally, could affect the success of our GDD model. Remote delivery of our services also increases the complexity and risk of delivering our services, which could affect our ability to satisfy our clients’ expectations or perform our services within the estimated time frame and budget for each project. Finally, beginning on March 31, 2009 certain tax incentives applicable to Software Technology Parks (“STP”) in India will expire. As we have offices located in STPs the expiration of these incentives may adversely affect our cost of operations and increase the risk of delivering our services on budget for each project.
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
     We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international service revenues were $75.5 and $138.3 million for the three and six months ended June 30, 2008, respectively. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues and receivables, purchases, payroll and investments. We also have a significant amount of foreign currency net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk, because we incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. While we have entered into foreign currency offsetting option positions that allow the Company partially to hedge without cost certain short-term translation exposures in rupee currency, and may in the future enter into foreign currency exchanges swaps and purchases as well as sales of foreign currency options, we will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge foreign currencies.
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
     Our marketable securities portfolio, which totaled $57.7 million at December 31, 2007, included ARS investments with a par value of $41.6 million from various issuers collateralized by student loans and municipal debt. ARS investments are investments with long-term contractual maturities but with interest rates that are reset every seven to thirty-five days by auctions. At the end of each reset period, investors can sell or continue to hold the securities at par. On February 13, 2008, certain ARS investments that we held experienced failed auctions that limited the liquidity of these investments. We decreased our position in these investments to $31.8 million as of February 13, 2008 (the date the failures began for our investments). From February 13, 2008 through June 30, 2008, we were able to sell $11.4 million of our positions in Municipal ARS investments at par, but unable to sell any of our 13 positions, totaling $18.4 million, of Student Loan ARS investments. During the three months ended June 30, 2008, each ARS investment has experienced at least one auction failure.
     Due to the lack of an active market for the ARS investments we hold, we have recorded a $1.2 million reduction in the fair value of these securities as reduction in equity in the “other comprehensive income” section of our balance sheet as we believe the current impairment to be temporary in nature because the Company has the ability and intent to hold these securities until a successful auction, or another liquidating event occurs, and the remaining ARS investments are liquidated at par value. If in the future we determine that any decline in value of the ARS investments is other-than-temporary, we would have to recognize the loss in our statement of operations, which could have a material impact on our operating results in the period it is recognized. Further, as the funds associated with the ARS investments may be inaccessible in excess of 12 months because of continued failed auctions or our inability to find a buyer outside of the auction process, we have classified these securities as long-term assets in our consolidated balance sheet as of June 30, 2008. Based on future market conditions, we may need to record further charges and determine whether or not the nature of the charges is other-than-temporary.
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
     Approximately 48% of our projects are based on fixed-price contracts, rather than contracts in which payment to us is determined on a time and materials, or other basis. Our failure to estimate accurately the resources and schedule required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We are consistently entering into contracts for large projects that magnify this risk. We have been required to commit unanticipated additional resources to complete projects in the past, which has resulted in losses on those contracts. We will likely experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the project engagement, which could result in a fixed price that is too low. Therefore, any changes from our original estimates could adversely affect our business, financial condition and results of operations.
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
     Most of our contracts can be canceled by the client with limited advance notice and without significant penalty. A client’s termination of a contract for our services could result in a loss of expected revenues and additional expenses for staff that were allocated to that client’s project. We could be required to maintain underutilized employees who were assigned to the terminated contract. The unexpected cancellation or significant reduction in the scope of any of our large projects, or client termination of one or more recurring revenue contracts (see definition of “recurring revenues” in Item 1, above), could have a material adverse effect on our business, financial condition and results of operations.
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

     Jerry A. Greenberg, our former Co-Chairman of the Board of Directors and Chief Executive Officer of the Company, and J. Stuart Moore, our former Co-Chairman of the Board of Directors and Co-Chief Executive Officer and current member of our Board of Directors, own, in the aggregate, approximately 23% of our outstanding common stock as of August 1, 2008. As a result, they have the ability to substantially influence and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	During the three months ended June 30, 2008, we had one outstanding publicly announced stock repurchase program. The following table includes information with respect to repurchases we made of our common stock during the three-month period ended June 30, 2008 (in thousands except per share price):

			Total Number of Shares
			or Units Purchased as	Maximum Number or Dollar
	Total Number of		Part of Publicly	Value of Shares (or Units) that
	Shares (or units)	Average Price Paid	Announced Plans or	may Yet be Purchased Under
Period	Purchased	per Share (or Unit)	Programs	the Programs (1)
April 1 — April 30	422,900	$7.30	422,900	$4,811,815
May 1 — May 31	520,000	6.78	520,000	$1,279,130
June 1 — June 30	194,271	6.57	194,271	$—

Total	1,137,171	$6.95	1,137,171

(1)	On February 10, 2006, the Board of Directors authorized $25.0 million in funds for use in the Company’s common stock repurchase program. As of June 30, 2008, no funds remained available for purchase under the repurchase program.

Item 4.	Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Stockholders held on June 5, 2008, the following proposals were adopted by the votes specified below:
     1. The election of James M. Benson, Hermann Buerger, Darius W. Gaskins, Jr., Alan J. Herrick, J. Stuart Moore, Bruce D. Parker, Ashok Shah and Vijay Singal as Directors to serve until the 2009 Annual Meeting of Stockholders. The vote totals for the Director Nominees were as follows:

Name	Votes For	Votes Withheld
James M. Benson	109,383,853	10,931,412
Hermann Buerger	118,475,954	1,839,311
Darius W. Gaskins, Jr.	117,883,047	2,432,218
Alan J. Herrick	118,442,245	1,873,020
J. Stuart Moore	118,277,692	2,037,573
Bruce D. Parker	117,880,106	2,435,159
Ashok Shah	118,569,005	1,746,260
Vijay Singal	118,568,880	1,746,385
     2. The ratification of the selection of PricewaterhouseCoopers LLP as independent auditors of the Company. For this proposal, the vote totals were as follows:

Shares
Votes for	119,975,497
Votes against	288,862
Abstain	50,906

SAPIENT CORPORATION
PART II. OTHER INFORMATION

Item 6.	Exhibits

3.1	Second Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
4.1	Specimen Certificate for Shares of Common Stock, $.01 par value, of the Company (2)
31.1*	Certification of Alan J. Herrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Alan J. Herrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits filed herewith.

(1)	Incorporated herein by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 000-28074).

(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-12671).
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Alan J. Herrick Alan J. Herrick	President and Chief Executive Officer (Principal Executive Officer)	August 7, 2008

/s/ Joseph S. Tibbetts, Jr. Joseph S. Tibbetts, Jr.	Chief Financial Officer (Principal Financial Officer)	August 7, 2008