Form 10-Q
period 2008-09-30
SAPIENT CORP
filed 2008-11-06
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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
(none)
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2008

Common Stock, $0.01 par value per share	126,889,107 shares

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
	(Unaudited)
	(In thousands, except
	per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$135,112	$118,697
Marketable securities, current portion	14,636	57,667
Restricted cash, current portion	386	458
Accounts receivable, less allowance for doubtful accounts of $709 and $956 at September 30, 2008 and December 31, 2007, respectively	97,933	82,413
Unbilled revenues	47,730	33,403
Prepaid expenses and other current assets	23,919	22,720

Total current assets	319,716	315,358
Marketable securities, net of current portion	18,335	—
Restricted cash, net of current portion	2,170	1,294
Property and equipment, net	34,450	34,914
Purchased intangible assets, net	12,214	5,512
Goodwill	57,604	40,544
Other assets	10,442	9,982

Total assets	$454,931	$407,604

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,730	$7,264
Accrued compensation	54,874	54,203
Accrued restructuring costs, current portion	3,269	3,584
Deferred revenues, current portion	16,298	13,701
Other current accrued liabilities	53,372	47,405

Total current liabilities	137,543	126,157
Accrued restructuring costs, net of current portion	5,424	7,689
Deferred revenues, net of current portion	362	577
Other long-term liabilities	18,232	12,332

Total liabilities	161,561	146,755

Commitments and contingencies (Note 6)
Redeemable common stock, par value $0.01 per share, 0 and 134,995 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	290
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 131,785,758 shares issued at September 30, 2008 and December 31, 2007	1,318	1,318
Additional paid-in capital	578,947	564,878
Treasury stock, at cost, 5,289,253 and 6,072,232 shares at September 30, 2008 and December 31, 2007, respectively	(24,396)	(24,240)
Accumulated other comprehensive (loss) income	(5,173)	12,686
Accumulated deficit	(257,326)	(294,083)

Total stockholders’ equity	293,370	260,559

Total liabilities, redeemable common stock and stockholders’ equity	$454,931	$407,604

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Service revenues	$177,671	$141,590	$497,728	$391,479
Reimbursable expenses	6,449	4,825	17,250	13,850

Total gross revenues	184,120	146,415	514,978	405,329

Operating expenses:
Project personnel expenses	114,031	96,694	331,612	267,681
Reimbursable expenses	6,449	4,825	17,250	13,850

Total project personnel expenses and reimbursable expenses	120,480	101,519	348,862	281,531
Selling and marketing expenses	8,659	8,664	30,010	24,413
General and administrative expenses	33,462	29,223	95,658	90,168
Restructuring and other related charges (benefits)	92	(35)	99	(204)
Amortization of purchased intangible assets	732	487	1,692	1,552

Total operating expenses	163,425	139,858	476,321	397,460

Income from operations	20,695	6,557	38,657	7,869
Interest and other income, net	1,450	1,596	5,804	4,115

Income before income taxes	22,145	8,153	44,461	11,984
Provision for income taxes	4,078	3,732	7,704	5,941

Net income	$18,067	$4,421	$36,757	$6,043

Basic net income per share	$0.14	$0.04	$0.29	$0.05

Diluted net income per share	$0.14	$0.03	$0.28	$0.05

Weighted average common shares	125,835	124,875	125,803	123,895
Weighted average dilutive common share equivalents	4,278	3,439	3,432	3,728

Weighted average common shares and dilutive common share equivalents	130,113	128,314	129,235	127,623

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$36,757	$6,043
Adjustments to reconcile net income to net cash used in operating activities:
Loss recognized on disposition of fixed assets	104	85
Unrealized loss on hedge positions	956	—
Depreciation expense	13,214	10,852
Amortization of purchased intangible assets	1,692	1,552
Deferred income taxes	129	1,707
Provision for (recovery of) allowance for doubtful accounts, net	108	(182)
Stock-based compensation expense	13,337	13,303
Changes in operating assets and liabilities, excluding effect of acquisition:
Accounts receivable	(9,776)	(6,285)
Unbilled revenues	(15,747)	(2,132)
Prepaid expenses and other current assets	(3,603)	(3,830)
Other assets	(469)	60
Accounts payable	1,876	(5,510)
Accrued compensation	(1,427)	8,640
Accrued restructuring costs	(2,590)	(3,467)
Deferred revenues	3,093	2,497
Other accrued liabilities	7,994	(682)
Other long-term liabilities	2,714	3,886

Net cash provided by operating activities	48,362	26,537

Cash flows from investing activities:
Cash paid for acquisitions, including transaction costs, net of cash received	(23,517)	(883)
Cash received for sale of discontinued operations, net of cash disposed of	720	436
Purchases of property and equipment and internally developed software	(14,130)	(14,971)
Sales and maturities of marketable securities	43,564	78,742
Purchases of marketable securities	(8,330)	(58,818)
Designation of cash equivalent to short-term investment	(11,626)	—
Restricted cash	(904)	353

Net cash (used in) provided by investing activities	(14,223)	4,859

Cash flows from financing activities:
Principal payments under capital lease obligations	(55)	(85)
Acquisition of bank loan	1,364	—
Repayment of bank loan	(1,364)	—
Proceeds from stock option and purchase plans	6,095	6,008
Repurchases of common stock	(9,902)	(3,776)

Net cash (used in) provided by financing activities	(3,862)	2,147

Effect of exchange rate changes on cash and cash equivalents	(13,862)	5,229

Increase in cash and cash equivalents	16,415	38,772
Cash and cash equivalents, at beginning of period	118,697	75,022

Cash and cash equivalents, at end of period	$135,112	$113,794

Supplemental Cash Flow Information:
Non-cash investing transaction:
Issuance of common stock with acquisition	$2,254	$—

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
1. Basis of Presentation
     The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
     Unless the context requires otherwise, references in this Quarterly Report to “Sapient,” “the Company,” “we,” “us” or “our” refer to Sapient Corporation and its consolidated subsidiaries.
2. Acquisitions
     On August 6, 2008, the Company acquired 100% of the outstanding shares of Derivatives Consulting Group Limited (“DCG”), a London-based international financial advisory firm that is a provider of derivatives consulting and outsourcing services to investment banks, hedge funds, asset managers and commercial banking clients. The acquisition added approximately 200 employees, all of whom became part of the Company’s Trading and Risk Management (“TRM”) practice. As a result of the acquisition the Company added a globally integrated service to its TRM practice and expanded its services in TRM, specifically: derivatives and process expertise, operations support, unique operations benchmarking, technology services and off-shore capabilities.
     Aggregate initial consideration for the acquisition totaled approximately £16.0 million (approximately $31.3 million at the acquisition date exchange rate) and was as follows (in thousands):

Amount
Cash consideration	$21,866
Fair value of stock	6,771
Transaction costs	2,615

Aggregate consideration	$31,252

     Stock consideration consisted of 307,892 shares of Company common stock valued at approximately £1.2 million (approximately $2.3 million), issued on the acquisition date. Deferred stock consideration consisted of 615,784 shares of Company stock valued at approximately £2.3 million (approximately $4.5 million) and will be issued 18 months after the acquisition date. Initial and deferred shares issued in the acquisition were valued per Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations (“SFAS 141”) based on the average market price of the Company stock ($7.45) for the period beginning two days before and ending two days after the acquisition was completed and announced.
     In addition, the Company agreed to pay additional consideration in future periods contingent on DCG achieving defined operating objectives. In accordance with SFAS 141 the Company does not accrue contingent consideration obligations prior to the attainment of the objectives. The maximum potential future consideration, to be resolved over the following three years, is approximately £18.0 million (approximately $35.2 million at the acquisition date exchange rate) and is payable in common stock. The Company will pay any additional consideration by issuing treasury shares. Any such payments will result in increases in goodwill at the time the contingent payment is earned.
     The Company has recorded the acquisition using the purchase method of accounting and, accordingly, the results of operations of the acquired business have been included in the financial statements of the Company since August 6, 2008. The preliminary purchase price allocation is as follows (in thousands, at the acquisition date exchange rate):

Amount
Cash	$2,294
Accounts receivable	9,370
Other current assets	1,660
Property and equipment	834
Indentifiable intangible assets	9,045
Goodwill	18,130

Total assets acquired	41,333

Accounts payable, accrued expenses and other current liabilities	(7,327)
Deferred revenues	(221)
Deferred tax liability	(2,533)

Total liabilities assumed	(10,081)

Total allocation of purchase price consideration	$31,252

     The following table lists the identifiable intangible assets acquired and their respective weighted average useful life over which the assets will be amortized. All identifiable intangible assets are amortized on a straight-line basis (in thousands, except useful lives, at the acquisition date exchange rate):

		Weighted Average
		Useful Life
	Amount	(in years)
Customer relationships	$5,814	5.0
Non-compete agreements	2,193	5.0
Tradename	1,038	1.5

Identifiable intangible assets	$9,045

     The income approach was used to value each of these identifiable intangible assets. The income approach is based upon the economic principle of anticipation in that the value of any property is the present value of the expected income that can be generated through ownership of that property. The excess of the purchase price over tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $18.1 million (see Note 12 for segment allocation of goodwill). The acquisition has been treated as a non-taxable transaction. The identifiable intangible assets, including goodwill, are non-deductible for tax purposes. The Company is still in the process of finalizing the valuation of the assets acquired and liabilities assumed, and therefore, the allocation of the purchase price consideration is subject to adjustment.
     The following unaudited, pro forma information for the three and nine months ended September 30, 2008 and 2007, assumes the DCG acquisition occurred at the beginning of each period presented (in thousands, except per share amounts):

	(pro forma, unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Service revenues	$181,627	$150,764	$522,308	$414,256

Net income	$18,380	$4,198	$37,147	$5,798

Basic net income per share	$0.15	$0.03	$0.29	$0.05

Diluted net income per share	$0.14	$0.03	$0.29	$0.05

     The pro forma information above is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

3. Marketable Securities and Fair Value Disclosures
     At September 30, 2008 and December 31, 2007, all of the Company’s marketable securities were classified as available-for-sale. Marketable securities are carried on the balance sheet at their fair market value.
     The following tables summarize the Company’s marketable securities:

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Auction rate securities	$19,425	$—	$(1,090)	$18,335
Corporate debt securities	3,014	—	(4)	3,010
Money market fund deposits	11,626	—	—	11,626

Total	$34,065	$—	$(1,094)	$32,971

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Auction rate securities	$41,575	$—	$—	$41,575
Corporate debt securities	11,599	—	(5)	11,594
Municipal bonds	999	—	(4)	995
Certificates of deposit	3,501	2	—	3,503

Total	$57,674	$2	$(9)	$57,667

     The Company’s marketable securities comprise of auction rate securities (“ARS”), corporate debt securities and an investment in The Reserve Primary Fund (“Primary Fund”), a money market fund that suspended redemptions and is in the process of being liquidated.
     At September 30, 2008 the fair value of the Company’s investment in the Primary Fund was $11.6 million. In mid-September, the Primary Fund disclosed that it was valuing its holding of debt securities issued by Lehman Brothers Holding, Inc. at zero, and that the net asset value of the Primary Fund decreased below $1 for redemption requests received after 3:00 PM on September 16, 2008. The Company submitted its request for full redemption of its investment on September 15, and although no funds were received prior to September 30, the Company expects distributions will occur as the Primary’s Fund’s assets mature or are sold. On October 31, 2008, the Primary Fund redeemed $5.9 million of the Company’s investment. While the Company expects to receive all of its current investment in the Primary Fund, it cannot predict when this will occur but the Company expects that substantially all of the funds will be received no later than September 30, 2009, as the fund’s underlying securities will all mature prior to that date. Accordingly, the Company reclassified its $11.6 million investment from cash and cash equivalents to marketable securities in its consolidated and condensed balance sheets as of September 30, 2008.
     Actual maturities of our marketable securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Gross realized gains and losses on the sale of securities are calculated using the specific identification method, and were not material to the Company’s operations for the nine months ended September 30, 2008 and 2007.
     Included in the Company’s cash and cash equivalents balance of $135.1 million at September 30, 2008 were approximately $39.1 million of time deposits with maturities of less than or equal to 60 days and money market fund deposits of approximately $34.4 million. Included in the Company’s cash and cash equivalents balance of $118.7 million at December 31, 2007 was approximately $21.6 million of time deposits with maturities of seven days and money market fund deposits of approximately $30.8 million.
     On February 13, 2008, certain ARS investments that the Company held experienced failed auctions that limited the liquidity of these investments. As of September 30, 2008, the Company held ARS investments with a cumulative par value of $19.4 million. As of December 31, 2007, the Company had held ARS investments with a cumulative par value of $41.6 million and had decreased its position in these investments to $31.8 million as of February 13, 2008 (the date the failures began for the Company’s investments). From February 13, 2008 through September 30, 2008, the Company was able to reduce its position in municipal ARS investments at par by $12.4 million, leaving $1.0 million at par, but has been unable to reduce any of its 13 positions of student loan ARS investments which total $18.4 million at par at September 30, 2008. During the nine months ended September 30, 2008, each ARS investment held at September 30, 2008 experienced at least one auction failure.
     Due to the lack of an active market for the ARS investments the Company holds, there were no quoted prices and little observable market data available for the Company to determine the market value of these holdings as of September 30, 2008. As a result, the Company has estimated the fair value of these auction rate securities using a discounted cash flow analysis which considers the following key inputs: (i) the underlying structure of each investment; (ii) the probability of passed or failed auctions at various points in the future; (iii) the timing of expected future principal and interest payments; and (iv) discount rates that are believed to reflect current market conditions and the relevant risk associated with each investment. As a result of this analysis, the Company believes that the market value of its ARS investments as of September 30, 2008 is $1.1 million less than their par value and recorded this as a reduction to equity in the “other comprehensive (loss) income” section of its consolidated and condensed balance sheet. The Company believes the current impairment to be temporary in nature because at September 30, 2008, the Company has the ability and intent to hold these investments until a successful auction or another liquidating event occurs, and the remaining ARS investments are liquidated at par value. The Company concluded that the charges recorded at September 30, 2008 were temporary because (i) the Company believes that the decline in market value is due to general market conditions, including lack of liquidity for these investments; (ii) the ARS investments continue to be of high credit quality and interest is paid when due; and (iii) the Company has the intent and ability to hold the ARS investments until a recovery in market value occurs. If in the future the Company determines that any decline in value of the ARS investments is other-than-temporary, the Company would have to recognize the loss in its statement of operations, which could have a material impact on its operating results in the period it is recognized. Further, as the funds associated with the ARS investments may not be accessible for in excess of twelve months because of continued failed auctions or the Company’s inability to find a buyer outside of the auction process, the Company has classified these investments as long-term assets in its consolidated and condensed balance sheet as of September 30, 2008. On October 8, 2008, subsequent to the balance sheet date, the Company received an offer from UBS to participate in a nontransferable rights offering to sell at par value its $17.9 million ARS position to UBS at any time during the two year period of June 30, 2010 through July 2, 2012. Also, UBS would provide a no net cost loan equal to 75% of the market value of the Company’s ARS positions should the Company desire to borrow money prior to June 30, 2010. The Company filed its acceptance of the UBS offer on November 5, 2008.
     In accordance with SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), the following tables represent the Company’s fair value hierarchy for its cash equivalents, marketable securities and foreign exchange forward contracts measured at fair value on a recurring basis as of September 30, 2008:

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Auction rate securities	$—	$—	$18,335	$18,335
Bank time deposits	—	39,130	—	39,130
Corporate debt securities	—	3,010	—	3,010
Money market fund deposits	34,358	—	11,626	45,984

Total	$34,358	$42,140	$29,961	$106,459

	Level 1	Level 2	Level 3	Total
Liabilities:	(In thousands)
Foreign exchange forward contracts	$—	$956	$—	$956

     Level 1 assets consist of money market fund deposits that are traded in an active market with sufficient volume and frequency of transactions. The fair value of these assets was determined from quoted prices in active markets for identical assets.
     Level 2 assets consist of corporate debt securities and bank time deposits and Level 2 liabilities include foreign exchange forward contracts. The fair value of these assets was determined from inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
     Level 3 assets consist of ARS investments structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can continue to hold the investments at par or sell the securities at auction provided there are willing buyers to make the auction successful. The ARS investments the Company holds are collateralized by student loans and municipal debt and, as noted above, have experienced failed auctions since February 13, 2008. Level 3 assets also include the Company's investment in the Primary Fund.
     The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the nine months ended September 30, 2008:

Level 3 Inputs
(In thousands)
Balance at December 31, 2007	$—
Transfers into Level 3	43,476
Unrealized loss included in other comprehensive income	(1,090)
Net maturities, purchases and sales	(12,425)

Balance at September 30, 2008	$29,961

4. Stock-Based Compensation
     Under the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”), the Company recorded $4.4 million of stock-based compensation expense in the accompanying consolidated and condensed statements of operations for the three months ended September 30, 2008 and 2007, and $13.3 million of stock-based compensation expense for the nine months ended September 30, 2008 and 2007. Stock-based compensation expense for all share-based payment awards granted since January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.
     Project personnel expenses, selling and marketing expenses and general and administrative expenses appearing in the consolidated and condensed statements of operations include the following stock-based compensation amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)

Project personnel expenses	$1,927	$2,241	$5,948	$6,760

Selling and marketing expenses	$1,134	$883	$3,182	$2,799

General and administrative expenses	$1,387	$1,324	$4,207	$3,744

     Stock-based compensation expense capitalized related to internally developed software was not material for the three and nine months ended September 30, 2008 and 2007. The Company uses the Black-Scholes valuation model for estimating the fair value of the stock options granted under SFAS No. 123R. The fair value per share of Restricted Stock Unit (“RSU”) awards is equal to the quoted market price of the Company’s common stock on the date of grant. RSU awards with market-based vesting criteria are valued using a lattice model.
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
     In connection with the Company’s internal review of its historical stock-based compensation practices from 1996 to 2006, the Company determined that certain stock options exercised in 2006 by current and former employees of the Company (the “Affected Employees”) had been mispriced and, therefore, were subject to an excise tax, and associated interest charges, under Section 409A of the Internal Revenue Code (“Section 409A”). As a result, during the first quarter of 2007 the Compensation Committee of the Company’s Board Directors approved a remediation plan that called for the

Company to pay this tax (and interest charges) on behalf of the Affected Employees. Accordingly, the Company recorded an expense of $750,000 during the first quarter of 2007 related to this tax and associated interest charges. The Company has made payments of $400,000 of this liability, and the remaining $350,000 was accrued at September 30, 2008.
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
     Further, due to the Company’s delayed filing of its quarterly reports on Form 10-Q for the three and six months ended June 30, 2006, the three and nine months ended September 30, 2006 and the three months ended March 31, 2007 and Annual Report on Form 10-K for the year-ended December 31, 2006 in connection with its historical stock-based compensation review, some employees were unable to exercise stock options from the fourth quarter of 2006 until June 15, 2007 (the date on which the Company completed the filing of all reports required to be filed pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, for the preceding 12 months) (“Compliance Date”). As a result, during the first quarter of 2007, the Compensation Committee approved the extension of certain options that otherwise would have expired during this “trading blackout period,” to enable the affected employees a reasonable period of time after the Compliance Date to exercise their vested options. The Company recorded compensation expense of $0 and $910,000 during the three and nine months ended September 30, 2007, respectively, related to these modifications.
     The following table summarizes activity under all stock option plans for the nine months ended September 30, 2008:

		Weighted
		Average
		Exercise
	Shares	Price
	(In thousands)
Outstanding as of December 31, 2007	10,345	$12.42
Options exercised	(1,267)	$4.77
Options forfeited/cancelled	(1,289)	$13.44

Outstanding as of September 30, 2008	7,789	$13.49

Vested and expected to vest as of September 30, 2008	7,774	$13.51

Options exercisable as of September 30, 2008	7,637	$13.62

Aggregate intrinsic value of outstanding	$12,859
Aggregate intrinsic value of vested and expected to vest	$12,835
Aggregate intrinsic value of exerciseable	$12,734
     The aggregate intrinsic value of stock options exercised in the nine months ended September 30, 2008 and 2007 was $4.6 million and $4.8 million, respectively, determined at the date of exercise.
     As of September 30, 2008, there remained approximately $0.4 million of compensation expense, net of estimated forfeitures related to non-vested stock options to be recognized as expense over a weighted average period of 0.7 years.
     The table below summarizes activity relating to RSUs for the nine months ended September 30, 2008:

	Number of Shares	Weighted
	Underlying	Average Grant
	Restricted Units	Date Fair Value
	(In thousands)
Unvested as of December 31, 2007	5,508	$6.19
Restricted units granted	2,143	$6.55
Restricted units vested	(980)	$6.10
Restricted units forfeited/cancelled	(287)	$6.64

Unvested as of September 30, 2008	6,384	$6.30

Expected to vest	5,670	$6.30

The weighted average grant date fair value of RSUs granted for the nine months ended September 30, 2008 was $6.55. The weighted average grant date fair value of RSUs granted in the nine months ended September 30, 2007 was $7.24. The aggregate intrinsic value of the RSUs vested in the nine months ended September 30, 2008 and 2007 was $6.0 million and $4.6 million, respectively. The intrinsic value of the non-vested RSUs, net of forfeitures, as of September 30, 2008 was $42.1 million. As of September 30, 2008, there remained $27.2 million of compensation expense related to non-vested RSUs to be recognized as expense over a weighted average period of approximately 2.6 years.
5. Net Income Per Share
     The following information presents the Company’s computation of basic and diluted net income per share for the periods presented in the consolidated and condensed statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)

Net income	$18,067	$4,421	$36,757	$6,043
Basic net income per share:
Weighted average common shares outstanding	125,835	124,875	125,803	123,895

Basic net income per share	$0.14	$0.04	$0.29	$0.05

Diluted net income per share:
Weighted average common shares outstanding	125,835	124,875	125,803	123,895
Weighted average dilutive common share equivalents	4,278	3,439	3,432	3,728

Weighted average common shares and dilutive common share equivalents	130,113	128,314	129,235	127,623

Diluted net income per share	$0.14	$0.03	$0.28	$0.05

Anti-dilutive options and share based awards not included in the calculation	5,560	9,282	5,388	8,526

6. Commitments and Contingencies
     The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims that have arisen in the course of its business and that have not been fully adjudicated in which the damages claimed under such actions, in the aggregate, total approximately $3.5 million as of September 30, 2008. The Company has accrued at September 30, 2008 approximately $1.1 million related to certain of these items. The Company intends to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has accrued.
     On November 30, 2006, the Securities and Exchange Commission (“SEC”) notified the Company that it had commenced a formal inquiry into its historical stock-based compensation practices. Subsequently, on March 8, 2007, the Company received a subpoena from the SEC requesting documents relating to this matter, and responded by producing documents. On August 29, 2008, the SEC notified the Company that it had completed its investigation and that it did not intend to recommend any enforcement action in the matter.

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
7. Restructuring and Other Related Charges
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
     For the nine months ended September 30, 2008, the Company recorded net restructuring and other related charges of approximately $99,000 in its consolidated and condensed statements of operations principally related to two items. The first involved recording a restructuring charge associated with a change of estimated operating expenses to be incurred in connection with three previously restructured leases, the last of which ends in 2011. On an annual basis, the Company receives a true-up of actual operating charges incurred from the landlord. Based on this true-up, the Company estimates that future operating expenses will exceed its prior estimate by approximately $587,000. The second item was the result of a restructuring benefit of approximately $363,000 in the first quarter of 2008 associated with the re-occupation of approximately 3,900 square feet of previously restructured space in its Munich, Germany office. The restructuring accrual for this space was initially established in 2002 and the contractual lease term for the office space ends on December 31, 2011. Since 2002, the demand for advanced technology consulting services and the economic landscape have significantly improved, leading to strong revenue growth for Sapient over the past several years, particularly in Europe. Forecasted growth for 2008 and beyond for Sapient will require additional capacity in Europe to support the growth of the business, therefore the Company has decided to re-occupy this previously restructured space. The $363,000 will be recognized as operating rent expense over the remaining contractual lease term, which ends on December 31, 2011.
     For the nine months ended September 30, 2007, the Company recorded a net benefit to restructuring and other related charges of approximately $204,000 in connection with these restructuring plans related to increases in estimated sublease income. The restructuring consisted of ceasing operations and consolidating or closing excess offices. Estimated costs for the consolidation of facilities included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sublease income.
     The following table shows activity during the nine months ended September 30, 2008 related to restructuring events:

Facilities
(In thousands)
Balance, December 31, 2007	$11,273
Charges, net	99
Non-cash, utilized	(3)
Cash utilized	(2,676)

Balance, September 30, 2008	$8,693

The total remaining accrued restructuring for all events is $8.7 million at September 30, 2008, of which the cash outlay over the next 12 months is expected to be $3.3 million, and the remainder will be paid through 2011.
8. Income Taxes
     For the three months ended September 30, 2008 and 2007, the Company recorded an income tax provision of $4.1 million and $3.7 million, respectively. For the nine months ended September 30, 2008 and 2007, the Company recorded an income tax provision of $7.7 million and $5.9 million, respectively. The Company’s income tax is primarily related to foreign, federal alternative minimum tax and state tax obligations.
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
     The Company has deferred tax assets that have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), requires the establishment of a valuation allowance when the realization of deferred tax assets is not considered more likely than not. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of recent losses in the United States, and the difficulty in predicting profitability in future periods at September 30, 2008, the Company has continued to record a valuation allowance against its deferred tax assets in the United States.
     The Company has gross unrecognized tax benefits of approximately $6.1 million as of September 30, 2008 and $4.8 million as of December 31, 2007. These amounts (net of federal benefit on state issues) represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2008, interest accrued was approximately $1.1 million.
     The Company conducts business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including Canada, Germany, India, Sweden, Switzerland, United Kingdom and the United States. The audit by the Internal Revenue Service of Sapient Corporation for the year ended 2005 resulted in a $400,000 assessment, recorded in 2007. As of September 30, 2008, all amended federal and state filings, including payments related to the audit were completed. Also, the Company completed its annual audit by the Assessing Office in India for the 2004 through 2005 tax year with no material adjustments.
9. Comprehensive Income
     The components of comprehensive income are presented below for the periods presented in the consolidated and condensed statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Net income	$18,067	$4,421	$36,757	$6,043
Foreign currency translation (loss) gain	(12,106)	2,586	(16,771)	6,924
Unrealized gain (loss) on investments	76	27	(1,088)	14

Comprehensive income	$6,037	$7,034	$18,898	$12,981

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
     The tables below present the service revenues and income before income taxes attributable to these operating segments for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Service Revenues:
North America	$107,087	$92,183	$305,292	$258,856
Government Services	7,226	5,662	21,325	17,146
Europe	63,358	43,745	171,111	115,477

Consolidated Total	$177,671	$141,590	$497,728	$391,479

Income Before Income Taxes:
North America (1)	$29,865	$20,314	$66,297	$62,046
Government Services	2,448	2,366	6,790	6,439
Europe (1)	21,907	12,857	53,033	31,813

Total reportable segments (1)	54,220	35,537	126,120	100,298
Less reconciling items (2)	(32,075)	(27,384)	(81,659)	(88,314)

Consolidated Income Before Income Taxes	$22,145	$8,153	$44,461	$11,984

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income before income taxes include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Centrally managed functions	$28,186	$23,595	$71,389	$69,628
Restructuring and other related charges (benefits)	92	(35)	99	(204)
Amortization of purchased intangible assets	732	487	1,692	1,552
Stock-based compensation expense	4,448	4,448	13,337	13,303
Interest and other income, net	(1,450)	(1,596)	(5,804)	(4,115)
Unallocated expenses (3)	67	485	946	8,150

	$32,075	$27,384	$81,659	$88,314

(3)	Includes corporate portion of both selling and marketing and general and administrative expenses.
11. Geographic Data
     Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated and condensed statements of operations and the consolidated and condensed balance sheets:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Service revenues:
United States	$93,986	$87,057	$275,787	$250,360
International	83,685	54,533	221,941	141,119

Total service revenues	$177,671	$141,590	$497,728	$391,479

	September 30,	December 31,
	2008	2007
	(In thousands)
Long-lived assets:
United States	$39,742	$17,454
International	19,516	23,572

Total long-lived assets (1)	$59,258	$41,026

(1)	Excluded from these amounts are long-term deferred tax assets and benefits in the amount of $6.1 million and $5.1 million at September 30, 2008 and December 31, 2007, respectively.
12. Goodwill and Purchased Intangible Assets
     The following is a summary of goodwill allocated to the Company’s business segments as of September 30, 2008 and December 31, 2007. Goodwill denominated in local currency is reflected at September 30, 2008 exchange rate:

	North America	Europe	Total
	(In thousands)
Goodwill as of December 31, 2007	$40,544	$—	$40,544
Contingent consideration recorded during the period	230	—	230
Goodwill acquired during the period	—	16,830	16,830

Goodwill as of September 30, 2008	$40,774	$16,830	$57,604

The following is a summary of intangible assets as of September 30, 2008 and December 31, 2007, gross carrying amount of local currency denominated purchased intangible assets are reflected at September 30, 2008 exchange rate:

	September 30, 2008
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
	(In thousands)
Customer lists and customer relationships	$13,496	$(4,705)	$8,791
Non-compete agreements	3,205	(675)	2,530
SAP license agreement	1,100	(1,100)	—
Tradename	963	(70)	893

Total purchased intangible assets	$18,764	$(6,550)	$12,214

	December 31, 2007
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
	(In thousands)
Customer lists and customer relationships	$8,100	$(3,364)	$4,736
Non-compete agreements	1,170	(469)	701
SAP license agreement	1,100	(1,025)	75

Total purchased intangible assets	$10,370	$(4,858)	$5,512

     Amortization expense related to the purchased intangible assets was $0.7 million and $0.5 million for the three months ended September 30, 2008 and 2007, respectively, and $1.7 million and $1.6 million for the nine months ended September 30, 2008 and 2007, respectively.
     In the second quarter of 2008, the Company paid an additional $183,000 in purchase price consideration related to its acquisition of Business Information Systems, LLC (“BIS”) consummated in June 2005. The additional consideration is the third of three annual installments. Approximately 43% of the redeemable common stock, or 134,995 shares, issued as part of the total purchase consideration for BIS vested during the second quarter of 2008 and, as a result, the Company reclassified approximately $290,000 of redeemable common stock to additional paid-in capital during the second quarter of 2008. In addition, the Company paid $700,000, the second of two deferred earn-out payments, to BIS pursuant to the May 2007 amendment the Company made to its earn-out agreement with the former owners of BIS. These deferred payments were recorded as goodwill upon execution of the aforementioned amendment in the second quarter of 2007. Finally, an earnout payment of approximately $230,000 that was contingent upon financial performance as of September 30, 2008, was earned and recorded as an increase to goodwill as of September 30, 2008, and was paid in the third quarter of 2008. The increase in gross carrying amount of purchased intangible assets is a result of the DCG acquisition (see Note 2).
13. Termination of Royalty Arrangement and Call Option
     Although the Company held no ownership interest in the voting shares of Sapient S.p.A., the management team of Sapient S.p.A. was the exclusive licensee of Sapient’s intellectual property in Italy and the Company was entitled to a royalty equal to 2% of the annual revenue of Sapient S.p.A. beginning July 2, 2005. The Company had an option to purchase 100% of the ownership of Sapient S.p.A. from 2007 to 2010.
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
15. Foreign Currency Translation
     Foreign exchange losses of approximately $0.1 million were incurred for the three months ended September 30, 2008 and 2007, and foreign exchange gains of approximately $1.8 million and foreign exchange losses of approximately $1.2 million were incurred for the nine months ended September 30, 2008 and 2007, respectively, are included in general and administrative expenses in the consolidated and condensed statements of operations. These gains and losses were primarily related to intercompany foreign currency transactions that are of a short-term nature.
     During the fourth quarter of 2007, the Company began entering into a number of zero cost foreign exchange forward contracts to partially protect our Indian rupee denominated operating expenses against appreciation in the rupee relative to the U.S. dollar by selling the majority of its right to gains if the Rupee depreciates relative to the U.S. dollar. Appreciation of the rupee relative to the U.S. dollar could result in payments to the Company that would partially offset income statement currency losses while depreciation of the rupee relative to the U.S. dollar could result in payments by the Company that would partially offset income statement currency gains. Currently, the Company enters into 30 day average rate instruments covering a rolling 90 day period with notional amounts of 300 million rupees per month (approximately $6.4 million). The Company incurred $0.1 million and $0.6 million in realized losses on its foreign exchange forward contracts for the three and nine months ended September 30, 2008. The Company incurred unrealized losses on its foreign exchange forward contracts of $1.0 million for the three and nine months ended September 30, 2008.
16. Stock Repurchase
     On February 10, 2006 the Board of Directors authorized $25.0 million in funds for stock repurchase programs. No repurchases were made in the first nine months of 2007. In the first nine months of 2008, the Company repurchased approximately 1.4 million shares of its common stock at an average price of $6.87 per share for an aggregate purchase price of $9.9 million. As of September 30, 2008, no funds remained available for purchase under the repurchase program as the $25.0 million in funds has been exhausted.
17. Recent Accounting Pronouncements
     Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement. Relative to SFAS No. 157, the FASB issued FASB Staff Positions (“FSP”) No. 157-1 and No. 157-2. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions. FSP No. 157-2, “Effective Date of FASB Statement No. 157-2”, provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
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
     In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets , to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP No. FAS 142-3 to have a material impact on its consolidated financial statements.
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
18. Prepaid Expenses and Other Current Assets, Other Assets and Other Current Accrued Liabilities
     The following is a table summarizing the components of selected balance sheet items as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(In thousands)
Prepaid expenses and other current assets:
Deferred tax assets, current portion	$1,748	$1,557
Prepaid insurance	1,252	1,021
Prepaid media	1,415	4,339
Prepaid rent	1,965	2,130
VAT tax receivable	6,088	4,766
Other current assets	11,451	8,907

Total	$23,919	$22,720

Other assets:
Deferred tax assets, net of current portion	$6,136	$5,164
Other assets	4,306	4,818

Total	$10,442	$9,982

Other current accrued liabilities:
Accrued media	$7,867	$9,797
Accrued accounts payable	16,250	17,774
VAT tax payable	12,752	10,319
Other accrued expenses	16,002	8,408
Income taxes payable	501	1,107

Total	$53,372	$47,405

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
     Founded in 1990 and incorporated in Delaware in 1991, Sapient maintains a strong global presence with offices in the United States, Canada, the United Kingdom, Germany, the Netherlands, Sweden, Singapore and India.
     Our service revenues for the three months ended September 30, 2008 were $177.7 million, a 25% increase compared to service revenues for the three months ended September 30, 2007. The growth in service revenues is due to an increase in demand for our services on a worldwide basis and, to a lesser extent, revenue of $7.1 million from our acquisition of Derivatives Consulting Group, LLC (“DCG”), which became part of our Europe operating segment. DCG’s operating results are reflected in our consolidated and condensed statement of operations as of August 6, 2008. Revenues increased by 45% in our Europe operating segment, and by 28% and 16% in our Government Services and North America operating segments, respectively. Organic revenues, i.e., revenues not attributable to DCG, for the three months ended September 30, 2008 were $170.5 million, a 20% increase compared to organic service revenues for the three months ended September 30, 2007. Organic revenues increased by 28% in our Europe operating segment.
     Our service revenues for the nine months ended September 30, 2008 were $497.7 million, a 27% increase compared to service revenues for the nine months ended September 30, 2007. The growth in service revenues is due to an increase in demand for our services on a worldwide basis. Revenues increased by 48% in our Europe operating segment, and by 24% and 18% in our Government Services and North America operating segments, respectively. Organic revenues for the nine months ended September 30, 2008 were $490.6 million, a 25% increase compared to organic service revenues for the nine months ended September 30, 2007. Organic revenues increased by 42% in our Europe operating segment.
     During 2008, we continued to utilize our India-based effort on our Global Distributed Delivery (“GDD”) projects. Our billable days, or level of effort, incurred by our Indian people as a percentage of total Company billable days remained constant at 61% for the three months ended September 30, 2008 and 2007. Billable days incurred by our Indian people increased to 62% for nine months ended September 30, 2008, compared to 60% for the nine months ended September 30, 2007. Our GDD methodology continues to be important to our clients’ success. This proprietary methodology enables us to provide high-quality, cost-effective solutions under accelerated project schedules. By engaging India’s highly skilled technology specialists, we can provide services at lower total costs as well as offer a continuous delivery capability resulting from time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services.
     For the three months ended September 30, 2008, we reported income from operations of $20.7 million compared to $6.6 million for the three months ended September 30, 2007 and we reported net income of $18.1 million for the three months ended September 30, 2008, compared to net income of $4.4 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, we reported income from operations of $38.7 million compared to $7.9 million for the nine months ended September 30, 2007 and we reported net income of $36.8 million for the nine months ended September 30, 2008, compared to net income of $6.0 million for the nine months ended September 30, 2007. Organic income from operations and net income for the three months ended September 30, 2008, was $19.3 million and $16.5 million, respectively. Organic income from operations and net income for the nine months ended September 30, 2008 was $37.3 million and $35.2 million, respectively. The improvement in net income from operations, for both the three and nine months ended September 30, 2008, is the result of multiple factors including, an increase in service revenues and operational performance improvement, a decrease in costs and expenses incurred related to our review of (and restatement resulting from) our historical stock-based compensation practices, partially offset by greater compensation costs.
     During the third quarter of 2008, we identified errors totaling $1.3 million in the recording of project personnel consulting expense of which approximately $952,000 and $367,000 understated income in the first and second quarter of 2008, respectively. We recorded a reduction to project personnel expenses of $1.3 million in the third quarter of 2008 to correct the error and correctly reflect the September 30, 2008 year to date period. Management has concluded that the impact of these errors is not material to prior periods or the three and nine months ended September 30, 2008.
     Although the growth in our business has been positive, given the current general economic conditions, a severe and/or prolonged economic downturn could adversely affect our clients’ financial condition and the levels of business activities in the sectors and geographies where we operate. This may reduce demand for our services or depress pricing of those services. A decline in our service revenues could have a significant impact on our financial results, particularly because a significant portion of our operating expenses (such as personnel expense, rent expense, depreciation expense and amortization of purchased intangible assets) are fixed in advance of a particular quarter. In addition, our future operating segment and overall Company revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors.
Summary of Critical Accounting Policies; Significant Judgments and Estimates
     We have identified the accounting policies which are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during the nine months ended September 30, 2008 to the items disclosed as our summary of critical accounting policies, significant judgments and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007 other than those described herein.
Valuation and impairment of investments and/or marketable securities. The fair value of our investments and/or marketable securities is generally determined from quoted market prices received from pricing services based upon market transactions at fair value or through other market, observable and corroborated sources. We also have investments in auction rate securities collateralized by student loans and municipal debt. Our auction rate securities are generally recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset through an auction process every seven to thirty-five days. This auction mechanism generally allows existing investors to roll over their holdings and continue to own their securities or liquidate their holdings by selling their securities at par value. Because of these short intervals between interest reset dates, we monitor the auctions to ensure they are successful, which provides evidence that these investments that are carried at par value approximate their fair value. To the extent an auction fails and the securities are not liquid, we use other alternatives to determine the fair value of these securities, which may not be based on quoted market transactions. In the first three quarters of 2008, we experienced failed auctions and have estimated the fair value of these auction rate securities using a discounted cash flow analysis which considers the following key inputs: (i) the underlying structure of each security; (ii) the probability of future passed or failed auctions at various points in the future; (iii) the timing of expected future principal and interest payments; and (iv) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security.
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
Results of Operations
     The following table sets forth the percentage of our service revenues of items included in our consolidated and condensed statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Service revenues	100%	100%	100%	100%
Reimbursable expenses	4%	3%	3%	4%

Total gross revenues	104%	103%	103%	104%

Operating expenses:
Project personnel expenses	64%	68%	67%	68%
Reimbursable expenses	4%	3%	3%	4%

Total project personnel expenses and reimbursable expenses	68%	72%	70%	72%
Selling and marketing expenses	5%	6%	6%	6%
General and administrative expenses	19%	21%	19%	23%
Restructuring and other related charges (benefits)	0%	0%	0%	0%
Amortization of purchased intangible assets	0%	0%	0%	0%

Total operating expenses	92%	99%	96%	102%

Income from operations	12%	5%	8%	2%
Interest and other income, net	1%	1%	1%	1%

Income before income taxes	12%	6%	9%	3%
Provision for income taxes	2%	3%	2%	2%

Net Income	10%	3%	7%	2%

Three and Nine months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007
Service Revenues
     Our service revenues for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended
	September 30,	September 30,		Percentage
	2008	2007	Increase	Increase
	(In thousands, except percentages)

Service revenues	$177,671	$141,590	$36,081	25%

	Nine Months Ended
	September 30,	September 30,		Percentage
	2008	2007	Increase	Increase
	(In thousands, except percentages)

Service revenues	$497,728	$391,479	$106,249	27%
     Our service revenues increased by 25% in U.S. dollars for the three months ended September 30, 2008, compared to the same period in 2007. The 25% growth in U.S. dollars of service revenues for the three months ended September 30, 2008, reflects 20% of organic growth and 5% of growth due to our acquisition of DCG. Organic service revenue increased by 22% in local currency terms compared to 20% in U.S. dollars for the three months ended September 30, 2008 The significant appreciation of the U.S. dollar in the third quarter of 2008 against our local currencies contributed to the 2% decrease in organic service revenues for the three months ended September 30, 2008, as local currency revenues translated into less U.S. dollars.
     Our service revenues increased by 27% in U.S. dollars for the nine months ended September 30, 2008, compared to the same period in 2007. The 27% growth in U.S. dollars of service revenues for the nine months ended September 30, 2008, reflects 25% of organic growth and 2% of growth due to our acquisition of DCG. Organic service revenues increased by 23% in local currency terms compared to 25% in U.S. dollars for the nine months ended September 30, 2008. For the nine months ended September 30, 2008, the weakness of the U.S. dollar against our local currencies contributed to 2% growth in organic service revenues as local currency revenues translated into more U.S. dollars.
     Our service revenues increased for the three months ended September 30, 2008, as we continued to see a strong market demand for our services from clients across the majority of key sectors. In particular we experienced strong growth from clients in the Financial Services sector, which increased 38% or $15.4 million, in the Energy Services sector, which increased 51%, or $8.8 million, the Retail and Consumer Products sector, which increased 29%, or $7.8 million and the Government, Health and Education sector, which increased 34%, or $6.7 million. These increases were offset by a decrease in service revenues from clients in the Technology and Communications sector of 9%, or $3 million. Our growth from each of these sectors was as a result of a combination of new client wins, follow-on projects from existing clients and our acquisition of DCG, which operates solely in the Financial Services sector. The increased demand in these sectors supported our average project personnel peoplecount increase of 14% for the three months ended September 30, 2008 compared to the same period of 2007. Our organic utilization of 80% (DCG is not reflected in utilization as we are still in the process of integrating its operations) for the three months ended September 30, 2008 was higher than the 74% rate we had for the three months ended September 30, 2007, though we did increase our average project personnel headcount 14% over the same period. During the same periods we also increased our use of contractors and consultants by 9% to support the growth of our business concentrated in specialized areas. Organic service revenues in the Financial Services sector increased 21% or $8.3 million. Organic average project personnel peoplecount increased 12%.
     Our service revenues increased for the nine months ended September 30, 2008, as we continued to see a strong market demand for our services from clients across the majority of key sectors. In particular we experienced strong growth from clients in the Financial Services sector which increased 36% or $38.9 million, in the Government, Health and Education sector, which increased 58%, or $28.0 million, the Retail and Consumer Products sector, which increased 26%, or $20.6 million and the Energy Services sector, which increased 41%, or $19.8 million. These increases were offset by a decrease in service revenues from other sectors of 72%, or $2.7 million. Our growth from each of these sectors was as a result of a combination of new client wins, follow-on projects from existing clients and, to a lesser extent, our acquisition of DCG. The increased demand in these sectors supported our average project personnel peoplecount increase of 19% for the nine months ended September 30, 2008, compared to the same period of 2007. Organic utilization of 76% for the nine months ended September 30, 2008, increased compared to 74% for the same period of 2007. During the same period we also increased our use of contractors and consultants by 23% to support the growth of our business concentrated in specialized areas. Organic service revenues in the Financial Services sector increased 30% or $31.8 million. Organic average project personnel peoplecount increased 18%.
     Our five largest customers, in the aggregate, accounted for approximately 24% and 25% of our service revenues for the three and nine months ended September 30, 2008, respectively, compared to 27% for the three and nine months ended September 30, 2007. No customer accounted for more than 10% of our service revenues for the three and nine months ended September 30, 2008, while one customer, Sprint Nextel, accounted for 10% of our service revenues for the three and nine months ended September 30, 2007. Our recurring revenues were 40% and 43% of our service revenues for the three and nine months ended September 30, 2008, respectively, compared to 40% and 38% for the three and nine months ended September 30, 2007, respectively. Recurring revenues are revenue commitments of one year or more in which the client has committed spending levels to us or chosen us as an exclusive provider of certain services, however any orders received can be cancelled or rescheduled prior to fulfillment.
Project Personnel Expenses
     Project personnel expenses consist principally of salaries and employee benefits for personnel dedicated to client projects, independent contractors and direct expenses incurred to complete projects that were not reimbursed by the client. These expenses represent the most significant expense we incur in providing our services.

	Three Months Ended
	September 30,	September 30,	Increase	Percentage
	2008	2007	(Decrease)	Increase
	(In thousands, except percentages)

Project personnel expenses	$114,031	$96,694	$17,337	18%
Project personnel expenses as a percentage of service revenues	64%	68%	(4)

	Nine Months Ended
	September 30,	September 30,	Increase	Percentage
	2008	2007	(Decrease)	Increase
	(In thousands, except percentages)

Project personnel expenses	$331,612	$267,681	$63,931	24%
Project personnel expenses as a percentage of service revenues	67%	68%	(1)
     Project personnel expenses increased by $17.3 million for the three months ended September 30, 2008 as compared to the same period in 2007. The increase in expense was primarily due to a 14% increase in the average project personnel peoplecount for the three months ended September 30, 2008, compared to the same period in 2007, which increased salary and incentive compensation expenses by $18.7 million. Consultant expense increased by $1.3 million for the three months ended September 30, 2008, compared to the same period in 2007. The reason for the increase in consultant expense is due to a client customer information system implementation which requires the use of a large number of contractors due to the specialized nature of the work, combined with the use of contractors in all of our operating segments to support the growth of our business. These increases were offset by a decrease of $2.5 million in travel-related expense as a result of a decrease in need and a concerted effort to reduce project personnel travel-related expenses in the third quarter of 2008. In addition, other project personnel expenses, in the aggregate, decreased approximately $0.2 million. The decrease in project personnel expense as a percentage of revenue for the three months ended September 30, 2008 compared to the same period in 2007 is primarily due to the 6% improvement in organic utilization during the three months ended September 30, 2008. Organic project personnel expenses increased $12.8 million, or 13%, compared to the same period in 2007. Organic project personnel expense as a percentage of organic revenue was also 64%.
     Project personnel expenses increased by $63.9 million for the nine months ended September 30, 2008, as compared to the same period in 2007. The increase in expense was due to a 19% increase in the average project personnel peoplecount for the nine months ended September 30, 2008, compared to the same period in 2007, which increased salary, incentive compensation and benefits-related expenses by $54.5 million. Consultant expense increased by $8.8 million for the nine months ended September 30, 2008, compared to the same period in 2007. The reason for the increase in consultant expense is due to a client customer information system implementation which requires the use of a large number of contractors due to the specialized nature of the work, combined with the use of contractors in all of our operating segments to support the growth of our business. In addition, there was an increase of $1.2 million in other expenses, the majority of it for training new and current project personnel. In addition, other project personnel expenses, in the aggregate, increased approximately $0.6 million. These increases were offset by $1.2 million decrease in equipment expense primarily due to a project-specific, non-recurring expense for the nine months ended September 30, 2007. The decrease in project personnel expenses as a percentage of service revenues for the nine months ended September 30, 2008 compared to the same period in 2007 is primarily due to the 2% improvement in organic utilization during the nine months ended September 30, 2008. Organic project personnel expenses increased $59.4 million, or 22%, compared to the same period in 2007. Organic project personnel expense as a percentage of organic revenue was also 66%.
Selling and Marketing Expenses
     Selling and marketing expenses consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses.

	Three Months Ended
	September 30,	September 30,		Percentage
	2008	2007	(Decrease)	Increase
	(In thousands, except percentages)

Selling and marketing expenses	$8,659	$8,664	$(5)	0%
Selling and marketing expenses as a percentage of service revenues	5%	6%	(1)

	Nine Months Ended
	September 30,	September 30,		Percentage
	2008	2007	Increase	Increase
	(In thousands, except percentages)

Selling and marketing expenses	$30,010	$24,413	$5,597	23%
Selling and marketing expenses as a percentage of service revenues	6%	6%	—
     Selling and marketing expenses remained constant for the three months ended September 30, 2008 as compared to the same period in 2007. An increase of approximately $0.6 million in travel-related expenses was offset by a decrease in compensation expense of $0.6 million due to a decrease in average sales and marketing peoplecount. The decrease in selling and marketing expenses as a percentage of service revenues for the three months ended September 30, 2008 compared to the same period in 2007 is due to managing these expenses coupled with an increase in service revenues. DCG’s selling and marketing expenses were immaterial.
     Selling and marketing expenses increased by $5.6 million for the nine months ended September 30, 2008, as compared to the same period in 2007. The increase was primarily due to increases in compensation expense of $3.1 million, and increased travel, training and other marketing related expenses, in the aggregate, of $3.3 million. These increases were offset by decreases of approximately $0.4 million in both legal and consultant expenses. Selling and marketing expenses as a percentage of revenues remained constant compared to the nine months ended September 30, 2007.
General and Administrative Expenses
     General and administrative expenses relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses.

	Three Months Ended
	September 30,	September 30,	Increase	Percentage
	2008	2007	(Decrease)	Increase
	(In thousands, except percentages)

General and administrative expenses	$33,462	$29,223	$4,239	15%
General and administrative expenses as a percentage of service revenues	19%	21%	(2)

	Nine Months Ended
	September 30,	September 30,	Increase	Percentage
	2008	2007	(Decrease)	Increase
	(In thousands, except percentages)

General and administrative expenses	$95,658	$90,168	$5,490	6%
General and administrative expenses as a percentage of service revenues	19%	23%	(4)
     General and administrative expenses increased $4.2 million for the three months ended September 30, 2008, compared to the same period in 2007. The increase was due to an increase in rent and facility expenses of $2.4 million due to the addition of several new offices, an increase in other expenses of $1.0 million primarily due to an unrealized loss on our open hedge positions of $1.0 million (see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” regarding our hedge positions). Benefits-related expenses increased $1.1 million due to increased average general and administrative peoplecount and higher health insurance costs. In addition other general and administrative expenses, in the aggregate, increased $1.3 million. These increases were offset by a decrease of $1.6 million in fees primarily related to the stock-based compensation review and restatement in 2007. Organic general and administrative expenses increased $3.1 million, or 11%, compared to the same period in 2007.
     General and administrative expenses increased $5.5 million for the nine months ended September 30, 2008, compared to the same period in 2007. The increase was due to an increase in salary and employee benefits expenses of $3.4 million, as average general and administrative headcount increased 7%, an increase of approximately $5.4 million in rent and facility expenses due to the addition of several new offices, and an increase in depreciation and maintenance expense of $1.7 million primarily as a result of our expansion in India in the fourth quarter of 2007. The average number of general and administrative personnel increased to 846 as of September 30, 2008, of which 552 were India based, compared to 785, of which 538 were India based as of September 30, 2007. Expense related to our hedged positions increased $1.6 million, due to an unrealized loss on our hedged positions of $1.0 million and a realized loss of $0.6 million. In addition, accounting and legal expenses increased $2.1 million and other general and administrative expenses, in the aggregate, increased $1.7 million. These increases were offset by a decrease of $7.4 million in fees primarily related to the stock-based compensation review and restatement in 2007 and foreign currency transaction gains of approximately $1.8 million for the nine months ended September 30, 2008 compared to foreign currency transaction losses of approximately $1.2 million for the same period in 2007. Organic general and administrative expenses increased $4.3 million, or 5%, compared to the same period in 2007.
     Our general and administrative expenses include foreign currency transaction loss of $0.1 million and foreign currency transaction gain of $1.8 million for the three and nine months ended September 30, 2008, respectively, compared to foreign currency transaction losses of $0.1 million and $1.2 million for the three and nine months ended September 30, 2007, respectively. These gains and losses were primarily related to intercompany foreign currency translations that were of a short-term nature.
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
     During the first nine months of 2008, we recorded net restructuring and other related charges of approximately $99,000 in our consolidated and condensed statements of operations principally related to two items. The first involved recording a restructuring charge associated with a change of estimated operating expenses to be incurred in connection with three previously restructured leases, the last of which ends in 2011. On an annual basis, we receive a true-up of actual operating charges incurred from the landlord. Based on this true-up, we estimate the future operating expenses will exceed our prior estimate by approximately $587,000. The second item was the result of a restructuring benefit of approximately $363,000 in the first quarter of 2008 associated with the re-occupation of approximately 3,900 square feet of previously restructured space in our Munich, Germany office. The restructuring accrual for this space was initially established in 2002 and the contractual lease term for the office space ends on December 31, 2011. Since 2002, the demand for advanced technology consulting services and the economic landscape have significantly improved, leading to strong revenue growth for Sapient over the past several years, particularly in Europe. Forecasted growth for 2008 and beyond for Sapient will require additional capacity in Europe to support the growth of the business, therefore, we decided to re-occupy this previously restructured space. The $363,000 will be recognized as operating rent expense over the remaining contractual lease term, which ends on December 31, 2011.
     During the first nine months of 2007, we recorded a net benefit to restructuring and other related charges of approximately $204,000 in connection with these restructuring plans related to increases in estimated sublease income. The restructuring consisted of ceasing operations and consolidating or closing excess offices. Estimated costs for the consolidation of facilities included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sublease income.
     The following table shows activity during the nine months ended September 30, 2008 related to restructuring events:

Facilities
(In thousands)
Balance, December 31, 2007	$11,273
Charges, net	99
Non-cash, utilized	(3)
Cash utilized	(2,676)

Balance, September 30, 2008	$8,693

     The total remaining accrued restructuring for all events is $8.7 million at September 30, 2008, of which the cash outlay over the next 12 months is expected to be $3.3 million, and the remainder will be paid through 2011.
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
Amortization of Intangible Assets
     During the first half of 2008 and 2007, amortization of intangible assets consisted primarily of non-compete and non-solicitation agreements and customer list related to the 2006 Planning Group International, Inc. (“PGI”) acquisition, the SAP license agreement and customer list related to the 2005 BIS acquisition and tradename, non-compete agreements and customer list related to the 2008 DCG acquisition. Amortization expense related to intangible assets was $0.7 million and $0.5 million for the three months ended September 30, 2008 and 2007, respectively, and $1.7 million and $1.6 million for the nine months ended September 30, 2008 and 2007, respectively.
Interest and Other Income, Net
     Interest and other income are derived primarily from investments in bank time deposits, money market funds, commercial paper and auction rate securities.

	Three Months Ended
	September 30,	September 30,		Percentage
	2008	2007	(Decrease)	Increase
	(In thousands, except percentages)

Interest and other income, net	$1,450	$1,596	$(146)	-9%

	Nine Months Ended
	September 30,	September 30,		Percentage
	2008	2007	Increase	Increase
	(In thousands, except percentages)

Interest and other income, net	$5,804	$4,115	$1,689	41%
     Interest and other income decreased $0.1 million for the three months ended September 30, 2008 compared to the same period in 2007. The decrease was primarily due to a decrease in other income, offset by an increase in interest income due to higher average cash balances during the three months ended September 30, 2008 compared to the same period in 2007.
     Interest and other income increased $1.7 million for the nine months ended September 30, 2008 compared to the same period in 2007. The increase was due to an increase in both other income and interest income. Included in other income for the nine months ended September 30, 2008 is approximately $1.2 million of non-recurring items, of which $0.5 million is for recovery for expenses related to a lease, $0.4 million is for recovery of expenses related to an employee matter and $0.3 million is for a termination arrangement eliminating the call option with Sapient S.p.A, an Italian firm in which we held no ownership interest in, though we had an option to purchase 100% of the ownership of Sapient S.p.A from 2007 to 2010. Sapient S.p.A. was acquired by a third party investor in the first quarter of 2008, resulting in the termination of the call option and a receivable of $0.3 million which was recorded in other income. Interest income increased for the nine months ended September 30, 2008 compared to the same period in 2007 due to a higher average cash balances during the period, as well as an increased use of overnight sweep features and time deposits for the nine months ended September 30, 2008 compared to the same period of 2007, offset by lower interest rates.
Provision for Income Taxes
     For the three months ended September 30, 2008 and 2007, we recorded an income tax provision of $4.1 million and $3.7 million, respectively. For the nine months ended September 30, 2008 and 2007, we recorded an income tax provision of $7.7 million and $5.9 million, respectively. Our income tax is primarily related to foreign, federal alternative minimum tax and state tax obligations.
     Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.
     We have deferred tax assets that have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), requires the establishment of a valuation allowance when the realization of deferred tax assets is not considered more likely than not. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of recent losses in the United States and the difficulty in predicting profitability in future periods, at September 30, 2008, we have continued to record a valuation allowance against our deferred tax assets in the United States.
     We have gross unrecognized tax benefits of approximately $6.1 million as of September 30, 2008 and $4.8 million as of December 31, 2007. These amounts (net of federal benefit on state issues) represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of our effective tax rate. We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2008, interest accrued was approximately $1.1 million.
     We conduct business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including Canada, Germany, India, Sweden, Switzerland, United Kingdom and the United States. The audit by the Internal Revenue Service of Sapient Corporation for the year ended 2005 resulted in a $400,000 assessment which was recorded in 2007. As of September 30, 2008, all amended federal and state filings, including payments related to the audit, were completed. Also, we completed our annual audit by the Assessing Office in India for the 2004 through 2005 tax year with no material adjustments.
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
     The tables below present the service revenues and income before income taxes attributable to these operating segments for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Service Revenues:
North America	$107,087	$92,183	$305,292	$258,856
Government Services	7,226	5,662	21,325	17,146
Europe	63,358	43,745	171,111	115,477

Consolidated Total	$177,671	$141,590	$497,728	$391,479

Income Before Income Taxes:
North America (1)	$29,865	$20,314	$66,297	$62,046
Government Services	2,448	2,366	6,790	6,439
Europe (1)	21,907	12,857	53,033	31,813

Total reportable segments (1)	54,220	35,537	126,120	100,298
Less reconciling items (2)	(32,075)	(27,384)	(81,659)	(88,314)

Consolidated Income Before Income Taxes	$22,145	$8,153	$44,461	$11,984

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income before income taxes include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Centrally managed functions	$28,186	$23,595	$71,389	$69,628
Restructuring and other related charges (benefits)	92	(35)	99	(204)
Amortization of purchased intangible assets	732	487	1,692	1,552
Stock-based compensation expense	4,448	4,448	13,337	13,303
Interest and other income, net	(1,450)	(1,596)	(5,804)	(4,115)
Unallocated expenses (3)	67	485	946	8,150

	$32,075	$27,384	$81,659	$88,314

(3)	Includes corporate portion of both selling and marketing and general and administrative expenses.
Service Revenues by Operating Segments
     Our service revenues increased by 25% in U.S. dollars for the three months ended September 30, 2008, compared to the same period in 2007. The 25% growth in U.S. dollars of service revenues for the three months ended September 30, 2008, reflects 20% of organic growth and 5% of growth due to our acquisition of DCG. Organic service revenue increased by 22% in local currency terms compared to 20% in U.S. dollars for the three months ended September 30, 2008 The significant appreciation of the U.S. dollar in the third quarter of 2008 against our local currencies contributed to the 2% decrease in organic service revenues for the three months ended September 30, 2008 as local currency revenues translated into less U.S. dollars.
     Our service revenues increased by 27% in U.S. dollars for the nine months ended September 30, 2008, compared to the same period in 2007. The 27% growth in U.S. dollars of service revenues for the nine months ended September 30, 2008, reflects 25% of organic growth and 2% of growth due to our acquisition of DCG. Organic service revenues increased by 23% in local currency terms compared to 25% in U.S. dollars for the nine months ended September 30, 2008. For the nine months ended September 30, 2008, the weakness of the U.S. dollar against our local currencies contributed to 2% growth in organic service revenues as local currency revenues translated into more U.S. dollars.
     Service revenues for our North America operating segment increased by 16% in U.S. dollars and 16% in local currency terms for the three months ended September 30, 2008 as we continued to see a strong market demand for our services from new and existing clients. In particular, we experienced strong growth from clients in the Retail and Consumer products sector which increased 52%, or $9.4 million, the Energy Services sector which increased 55% or $7.0 million, and the Financial Services sector which increased 15% or $5.3 million. The increased demand from these sectors supported our average project personnel peoplecount increasing 14% for the three months ended September 30, 2008 compared to the same period of 2007. We had a significant increase in utilization of six percentage points to 79% from 73%, for the three months ended September 30, 2008, compared to the same period of 2007. Excluding the aforementioned prior period adjustment to reduce consultant expense, use of consultants decreased by 7% due to a number of projects requiring less external expertise compared to the same period in 2007.

     Service revenues for our Europe operating segment increased by 45% in U.S. dollars for the three months ended September 30, 2008, compared to the same period in 2007. Organic service revenues increased by 28% in U.S. dollars and 33% in local currency terms. Service revenues for our Europe operating segment increased as we continued to see a strong market demand for our services from new and existing clients. In particular we experienced strong growth from clients in the Financial Services sector, which increased 162%, or $10.1 million, the Government, Health and Education sector, which increased 72%, or $5.4 million, and the Technology and Communications sector, which increased 25%, or $4.0 million. The increased demand from these sectors supported our average project personnel peoplecount increasing 14% for the three months ended September 30, 2008, compared to the same period of 2007. In addition our organic utilization increased by six percentage points, to 81% from 75%, for the three months ended September 30, 2008 compared to the same period in 2007. During the same periods we also increased our use of contractors and consultants by 111%, the increase due to supporting the growth of our business concentrated in specialized areas. Organic service revenue from clients in the Financial Services sector increased 50%, or $3.0 million, during the three months ended September 30, 2008. Organic increase in average project personnel peoplecount for our Europe operating segment was 8% and organic use of contractors and consultants increased 67%.
     Service revenues for our Government Services operating segment increased by 28% during the three months ended September 30, 2008, compared to the same period in 2007. Service revenue for our Government Services segment increased as we continued to see a strong market demand for our services in this segment. The increased demand in these sectors supported our average project personnel peoplecount increasing 22% for the three months ended September 30, 2008, compared to the same period of 2007 while utilization increased three percentage points, to 89% from 86%, for the three months ended September 30, 2008, compared to the same period in 2007.
     Service revenues for our North America operating segment increased by 18% in U.S. dollars and 17% in local currency terms for the nine months ended September 30, 2008 as we continued to see a strong market demand for our services from new and existing clients. In particular, we experienced strong growth from clients in the Retail and Consumer Products sector, which increased 35%, or $18.5 million, the Financial Services sector, which increased 19% or $17.8 million, and the Energy Services sector, which increased 49%, or $16.9 million. The increased demand from these sectors supported our average project personnel peoplecount increasing 18% for the nine months ended September 30, 2008, compared to the same period of 2007, during which period we had a slight increase in utilization of one percentage point, to 75% from 74%, for the nine months ended September 30, 2008, compared to the same period of 2007. During the same periods we also increased our use of contractors and consultants by 11% to support the growth of our business concentrated in specialized areas.
     Service revenues for our Europe operating segment increased by 48% in U.S. dollars for the nine months ended September 30, 2008 compared to the same period in 2007. Organic service revenues increased 42% in U.S. dollars and 40% in local currency terms. Service revenues for our Europe operating segment increased as we continued to see a strong market demand for our services from new and existing clients. In particular we experienced strong growth from clients in the Financial Services sector, which increased 139%, or $21.0 million, the Government, Health and Education sector, which increased 108%, or $18.4 million, and the Technology and Communications sector, which increased 27%, or $11.3 million. The increased demand from these sectors supported our average project personnel peoplecount increasing 20% for the nine months ended September 30, 2008, compared to the same period of 2007. In addition, our utilization increased by four percentage points, to 77% from 73%, for the nine months ended September 30, 2008, compared to the same period in 2007. During the same periods we also increased our use of contractors and consultants by 44%, the increase was primarily to support the growth of our business concentrated in specialized areas. Organic service revenues from clients in the Financial Services sector increased 92%, or $13.9 million, during the nine months ended September 30, 2008. Organic increase in average project personnel peoplecount for our Europe operating segment was 15% and organic use of contractor and consultants increased 33%.
     Service revenues for our Government Services operating segment increased by 24% during the nine months ended September 30, 2008, compared to the same period in 2007. Service revenue for our Government Services segment increased as we continued to see a strong market demand for our services in this segment. The increased demand in these sectors supported our average project personnel peoplecount increasing 24% for the nine months ended September 30, 2008, compared to the same period of 2007 while utilization remained constant at 87% for the nine months ended September 30, 2008 and 2007.

Operating Income by Operating Segments
     Our North America operating segment experienced an increase in operating income of $9.5 million, or 47%, for the three months ended September 30, 2008, compared to the same period of 2007. The increase in operating income is a result of service revenues increasing disproportionately more than delivery expense. The service revenue improvements increased revenue by 16% while project personnel expenses increased by only 14%.
     Our Europe operating segment experienced an increase in operating income of $9.1 million, or 70%, for the three months ended September 30, 2008, compared to the same period of 2007. The increase in operating income is a result of service revenues increasing disproportionately more than delivery expense. The service revenue improvements increased revenue by 45% while project personnel expenses increased by only 14%. Organic Europe operating income increased $7.7 million, or 60%, for the three months ended September 30, 2008.
     Operating income for our Government Services operating segment remained constant at $2.4 million for the three months ended September 30, 2008 and 2007. The 28% increase in service revenues was offset by a 22% increase in average project personnel expenses and an increase in other indirect costs.
     Our North America operating segment experienced an increase in operating income of $4.3 million, or 8%, for the nine months ended September 30, 2008, compared to the same period of 2007. The increase in operating income is a result of service revenues increasing disproportionately more than delivery expense. The service revenue improvements increased revenue by 18% while use of contractors and consultants increased by only 11%.
     Our Europe operating segment experienced an increase in operating income of $21.2 million, or 67%, for the nine months ended September 30, 2008 compared to the same period of 2007. The increase in operating income is a result of service revenues increasing disproportionately more than delivery expense. The service revenue improvements increased revenue by 48% while project personnel expenses increased by only 20%. Organic Europe operating income increased $19.9 million, or 62%, for the nine months ended September 30, 2008.
     Our Government Services operating segment experienced an increase in operating income of $0.4 million, or 5%, for the nine months ended September 30, 2008 compared to the same period of 2007. The increase in operating income for our Government Services operating segment for the nine months ended September 30, 2008 compared to the same period in 2007 is a result of the 24% increase in service revenue in Government Services and a decrease in indirect costs, offset by a 24% increase in project personnel expenses.
Liquidity and Capital Resources
     We invest our excess cash predominantly in instruments that are investment grade securities, including corporate debt securities and auction rate securities. At September 30, 2008, we had approximately $170.6 million in cash, cash equivalents, restricted cash and marketable securities, compared to $178.1 million at December 31, 2007.
     We have deposited approximately $2.6 million with various banks as collateral for letters of credit and performance bonds and have classified this cash as restricted on our consolidated and condensed balance sheet at September 30, 2008.
     In our Annual Report on the Form 10-K for the year ended December 31, 2007, under the heading Liquidity and Capital Resources, we outlined our contractual obligations. For the nine months ended September 30, 2008, there have been no material changes in our contractual obligations.
     Cash provided by operating activities was $48.4 million for the nine months ended September 30, 2008. This resulted primarily from net income of $36.8 million, an increase in other accrued liabilities of $8.0 million, an increase in deferred revenues of $3.1 million, an increase in other long-term liabilities of $2.7 million, an increase in accounts payable of $1.9 million and non-cash charges of $29.5 million, including depreciation and amortization expense of $14.9 million and stock-based compensation expense of $13.3 million, offset by an increase in unbilled revenues of $15.7 million, an increase in accounts receivable of $9.8 million as well as a decrease in accrued restructuring of $2.6 million.
     Days sales outstanding (“DSO”) is calculated based on actual three months of total revenue and period end receivables, unbilled and deferred revenue balances. DSO increased 5% to 60 days for the third quarter of 2008 as compared to 57 days in the fourth quarter of 2007. Approximately 53% of our services revenue for the first nine months of 2008 was derived from time and materials arrangements as compared to 51% for the first nine months of 2007. Because of the growing trend in revenue generated from time and materials arrangements and the fact that they are billed one month in arrears, we expect our unbilled revenue balance to increase at the end of a fiscal quarter as our service revenues increase. We expect our unbilled revenues to be short-term in nature, with a majority being billed within 90 days.
     Cash used by investing activities was $14.2 million for the nine months ended September 30, 2008. This was due to cash paid for acquisitions, including transactions cost, net of cash acquired, of $23.5 million, $14.1 million of purchases of property and equipment and costs of internally developed software and $11.6 million due to the designation of a cash equivalent to short-term investments. These were offset by $35.2 million of net sales and maturities of marketable securities as we decided to move a portion of our cash from investment accounts to bank time deposits and interest earning accounts and a $0.7 million in a holdback escrow payment received in accordance with the terms of our agreement with HWT, Inc. (“HWT”).
     Cash used in financing activities was $3.9 million for the nine months ended September 30, 2008, as a result of $9.9 million in the repurchase of common stock offset by proceeds from stock option and purchase plans of $6.1 million.
     Our marketable securities comprise of ARS, corporate debt securities and an investment in The Reserve Primary Fund (“Primary Fund”), a money market fund that suspended redemptions and is in the process of being liquidated.
     At September 30, 2008 the fair value of our investment in the Primary Fund was $11.6 million. In mid-September, the Primary Fund disclosed that it was valuing its holding of debt securities issued by Lehman Brothers Holding, Inc. at zero, and that the net asset value of the Primary Fund decreased below $1 for redemption requests received after 3:00 PM on September 16, 2008. We submitted our request for full redemption of our investment on September 15, and although no funds were received prior to September 30, we expect distributions will occur as the Primary’s Fund’s assets mature or are sold. On October 31, 2008, the Primary Fund redeemed $5.9 million of the Company’s investment. While we expect to receive all of our current investment in the Primary Fund, we cannot predict when this will occur, but we do expect substantially all funds will be received no later than one year as the fund’s underlying securities will mature prior to that date. Accordingly, we reclassified our $11.6 million investment from cash and cash equivalents to marketable securities in our consolidated and condensed balance sheets as of September 30, 2008.
     On February 13, 2008, certain ARS investments that we held experienced failed auctions that limited the liquidity of these investments. As of September 30, 2008, we held ARS investments with a cumulative par value of $19.4 million. As of December 31, 2007, we had held ARS investments with a cumulative par value of $41.6 million and had decreased our position in these investments to $31.8 million as of February 13, 2008 (the date the failures began for our investments). From February 13, 2008 through September 30, 2008, we were able to reduce our positions in municipal ARS investments at par by $12.4 million, leaving $1.0 million at par value, but we have been unable to reduce any of our 13 positions, totaling $18.4 million, of student loan ARS investments. During the nine months ended September 30, 2008, each ARS investment experienced at least one auction failure.
     Due to the lack of an active market for the ARS investments that we hold, there were no quoted prices and little observable market data available for us to determine the market value of these holdings as of September 30, 2008. As a result, we have estimated the fair value of these auction rate securities using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure of each investment; (ii) the probability of passed or failed auctions at various points in the future; (iii) the timing of expected future principal and interest payments; and (iv) discount rates that are believed to reflect current market conditions and the relevant risk associated with each investment. As a result of this analysis, we believe that the market value of our ARS investments as of September 30, 2008 is $1.1 million less than their par value and we have recorded this as a reduction in equity in the ‘other comprehensive income’ section of our consolidated and condensed balance sheet because we believe the current impairment to be temporary in nature as of September 30, 2008, as we have the ability and intent to hold these securities until a successful auction occurs, or another liquidating event, and the remaining ARS investments are liquidated at par value. We concluded that the charges recorded as of September 30, 2008, were temporary because (i) we believe that the decline in market value is due to general market conditions, including lack of liquidity for these investments; (ii) the ARS investments continue to be of high credit quality and interest is paid when due; and (iii) we have the intent and ability to hold the ARS investments until a recovery in market value occurs. If in the future we determine that any decline in value of the ARS investments is other-than-temporary, we would have to recognize the loss in our statement of operations, which could have a material impact on our operating results in the period it is recognized. Further, as the funds associated with the ARS investments may not be accessible for in excess of 12 months because of continued failed auctions or our inability to find a buyer outside of the auction process, we have classified these investments as long-term assets in our consolidated and condensed balance sheet as of September 30, 2008. On October 8, 2008, subsequent to the balance sheet date, we received an offer from UBS to participate in a nontransferable rights offering to sell at par value our $17.9 million ARS position to UBS at any time during the two year period of June 30, 2010 through July 2, 2012. Also, UBS would provide a no net cost loan equal to 75% of the market value of our ARS positions should we desire to borrow money prior to June 30, 2010. We filed our acceptance of the UBS offer on November 5, 2008.
     During the fourth quarter of 2007, we began entering into a number of zero cost currency hedges to partially protect our Indian rupee denominated operating expenses against appreciation in the rupee relative to the U.S. dollar by selling the majority of our right to gains if the Rupee depreciates relative to the U.S. dollar. Appreciation of the rupee relative to the U.S. dollar could result in payments to us that would partially offset income statement currency losses while depreciation of the rupee relative to the U.S. dollar could result in payments by us that would partially offset income statement currency gains. Currently, we are entering into 30 day average rate instruments covering a rolling 90 day period with notional amounts of 300 million rupees per month (approximately $6.4 million). We reported a loss of $0.6 million for hedge contracts that were closed as of September 30, 2008. We had an unrealized loss of $1.0 million based on the fair value of open contracts as of September 30, 2008. Subsequent to September 30, 2008, we entered into a number of zero cost currency hedges to partially protect our British pound denominated operating margin against appreciation in the U.S. dollar relative to the British pound by selling the majority of our right to gains if the British pound appreciates relative to the U.S. dollar. Depreciation of the British pound relative to the U.S. dollar could result in payments to us that would partially offset income statement currency losses while appreciation of the British pound relative to the U.S. dollar could result in payments by us that would partially offset income statement currency gains. We are entering in to 30 day average rate instruments covering a rolling 90 day period with notional amounts of 2 million British pounds per month (approximately $3.1 million).
     On February 10, 2006 the Board of Directors authorized $25.0 million in funds for stock repurchase programs. No repurchases were made in the first quarter of 2007. During the first half of 2008, we repurchased approximately 1,440,000 shares of our common stock at an average price of $6.87 per share for an aggregate purchase price of $9.9 million. As of September 30, 2008, no funds remained available for repurchase under the plan as the $25.0 million has been exhausted.
     We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $3.5 million and various administrative audits, each of which have arisen in the ordinary course of our business. We have an accrual at September 30, 2008, of approximately $1.1 million related to certain of these items. We intend to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that we have previously accrued.
     On November 30, 2006, the Securities and Exchange Commission (“SEC”) notified us that it had commenced a formal inquiry into our historical stock-based compensation practices. Subsequently, on March 8, 2007, we received a subpoena from the SEC requesting documents relating to this matter, and responded by producing documents. On August 29, 2008, the SEC notified us that it had completed its investigation and that it did not intend to recommend any enforcement action in the matter.
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
     Changes in future minimum rental commitments under non-cancelable operating leases in the nine months ended September 30, 2008 were not material.
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
     In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”) . Under the provisions of this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. As our unvested awards of share-based payments’ rights to receive dividends or dividend equivalents are forfeitable, we do not expect the adoption of FSP No. EITF 03-6-1 to have a material impact on our consolidated financial statements.
     In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and applied prospectively to intangible assets acquired after the effective date. We do not expect the adoption of FSP No. FAS 142-3 to have a material impact on our consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We account for our investment instruments in accordance with SFAS No. 115, Accounting for Investments in Debt and Equity Securities. All of our cash and cash equivalents and marketable securities are treated as “available for sale” under SFAS No. 115. Our marketable securities include corporate debt securities, auction rate securities and an investment in the Primary Fund.
     Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. However because we classify our debt securities as “available for sale”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other than temporary. Should the interest rate fluctuate by 10 percent, the change in value of our marketable securities would have been insignificant as of September 30, 2008, and our interest income would have changed by approximately $0.5 million for the nine months ended September 30, 2008.
     Our marketable securities portfolio, which totaled $33.0 million at September 30, 2008, includes ARS investments with a par value of $19.4 million from various issuers collateralized by student loans and municipal debt. Due to the lack of an active market for the ARS investments that we hold, there were no quoted prices and little observable market data available for us to determine the market value of these holdings as of September 30, 2008. As a result, we have estimated the fair value of these auction rate securities using a discounted cash flow analysis. As a result of this analysis, we believe that the market value of our ARS investments as of September 30, 2008 is $1.1 million less than their par value and we have recorded this as a reduction in equity in the “other comprehensive income” section of our consolidated and condensed balance sheet because we believe the current reduction to be temporary in nature. Please see the “Liquidity and Capital Resources” section for a detailed description of the assumptions used in estimating the fair value of our ARS investments and the classification of the reduction as temporary in nature.
     As previously discussed in the “Liquidity and Capital Resources” section, though the Primary Fund has suspended redemptions and is being liquidated, we expect to receive all of our current investment in the Primary Fund, though we cannot predict when this will occur.
Exchange Rate Sensitivity
     We face exposure to adverse movements in foreign currency exchange rates because a significant portion of our revenues, expenses, assets, and liabilities are denominated in currencies other than the U.S. dollar, primarily the British pound, the Euro, the Indian rupee and the Canadian dollar. These exposures may change over time as business practices evolve.
     For the three months ended September 30, 2008, approximately 47% of our revenues and approximately 58% of our operating expenses were denominated in foreign currencies, as compared to 39% and 52%, respectively, during the three months ended September 30, 2007. For the nine months ended September 30, 2008, approximately 45% of our revenues and approximately 58% of our operating expenses were denominated in foreign currencies, as compared to 36% and 50%, respectively, during the nine months ended September 30, 2007. In addition, 50% of our assets and 48% of our liabilities were subject to foreign currency exchange fluctuations at September 30, 2008, as compared to 43% and 47%, respectively, at December 31, 2007. We also have assets and liabilities in certain entities that are denominated in currencies other than the entity’s functional currency.
     Approximately 16% of our operating expenses for the three and nine months ended September 30, 2008 were denominated in Indian Rupees. Because we have minimal associated revenues in Indian Rupees, any movement in the exchange rate between the U.S. dollar and the Indian Rupee could have a significant impact on our operating expenses and operating profit. We manage this exposure through a risk management program that partially mitigates our exposure to operating expenses denominated in the Indian Rupee, and that includes the use of forward contracts which are not designated as accounting hedges under SFAS No. 133. As of September 30, 2008 we had forward contracts outstanding in the notional amount of approximately $12.6 million. Because these instruments are zero-cost option collars that are settled on a net basis with the bank, we have not recorded the gross underlying notional amounts in our assets and liabilities as of September 30, 2008. During the nine months ended September 30, 2008 we recognized approximately $0.6 million in realized losses and approximately $1.0 million in unrealized losses on these hedge positions which are reflected in “General and Administrative” expense in our consolidated and condensed statement of operations.
     The Company also performed a sensitivity analysis of the possible loss that could be incurred on these contracts as a result of movements in the Indian Rupee. Changes of 1%, 3%,5%, 10% and 15% of the underlying average exchange rate of our unsettled positions as of September 30, 2008 would result in maximum losses on these positions of $0, $0, $318,000, $790,000 and $1,350,000, respectively. Positions expire in July and August of 2008 and therefore, any losses in respect to these positions after September 30, 2008 would be recognized in the three months ending September 30, 2008.
     For additional quantitative and qualitative disclosures about market risk affecting Sapient, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of September 30, 2008, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our evaluation has concluded that our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     No changes in our internal control over financial reporting occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims that have arisen in the course of its business and that have not been fully adjudicated in which the damages claimed under such actions, in the aggregate, total approximately $3.5 million as of September 30, 2008. We have accrued at September 30, 2008 approximately $1.1 million related to certain of these items. We intend to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that we have accrued.
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
     The market for our consulting services and the technologies used in our solutions historically has tended to fluctuate with economic cycles — particularly those cycles in the United States and Europe, where we earn the majority of our revenues. During economic cycles in which many companies are experiencing financial difficulties or uncertainty, clients and potential clients may cancel or delay spending on marketing, technology and other business initiatives. In addition, military actions in Iraq and elsewhere, global terrorism, natural disasters and political unrest are among the factors that may adversely impact regional and global economic conditions and, concomitantly, client investments in our services. In particular, current uncertainty in global economic conditions may cause large companies to cancel or delay consulting initiatives for which they have engaged us. Our efforts to down-size, when necessary, in a manner intended to mirror downturned economic conditions could be delayed and costly. Further, if the rate of project cancellations or delays significantly increases, our business, financial condition and results of operations could be materially and adversely impacted.
Our markets are highly competitive and we may not be able to continue to compete effectively.
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
     We currently have international offices in the United Kingdom, Germany, the Netherlands, Sweden, India, and Canada. Our international operations are a significant percentage of our total revenues, and our GDD model is a key component of our ability to deliver our services successfully. Our international operations are subject to inherent risks, including:
•	economic recessions in foreign countries;

•	fluctuations in currency exchange rates or impositions of restrictive currency controls;

•	political instability, war or military conflict;

•	changes in regulatory requirements;

•	complexities and costs in effectively managing multi-national operations and associated internal controls and procedures;

•	significant changes in immigration policies or difficulties in obtaining required immigration approvals for international assignments;

•	restrictions imposed on the import and export of technologies in countries where we operate;

•	reduced protection for intellectual property in some countries; and

•	changes in tax laws.
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
     We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international service revenues were $83.7 and $221.9 million for the three and nine months ended September 30, 2008, respectively. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues and receivables, purchases, payroll and investments. We also have a significant amount of foreign currency net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk, because we incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. While we have entered into foreign currency offsetting option positions that allow the Company partially to hedge without cost certain short-term translation exposures in rupee currency, and may in the future enter into foreign currency exchanges swaps and purchases as well as sales of foreign currency options, we will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge foreign currencies.

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
     Our marketable securities portfolio, which totaled $57.7 million at December 31, 2007, included ARS investments with a par value of $41.6 million from various issuers collateralized by student loans and municipal debt. ARS investments are investments with long-term contractual maturities but with interest rates that are reset every seven to thirty-five days by auctions. At the end of each reset period, investors can sell or continue to hold the securities at par. On February 13, 2008, certain ARS investments that we held experienced failed auctions that limited the liquidity of these investments. We decreased our position in these investments to $31.8 million as of February 13, 2008 (the date the failures began for our investments). From February 13, 2008 through September 30, 2008, we were able to sell $12.4 million of our positions in Municipal ARS investments at par, but unable to sell any of our 13 positions, totaling $18.4 million, of Student Loan ARS investments. During the three months ended September 30, 2008, each ARS investment has experienced at least one auction failure. On October 8, 2008, we received an offer from UBS to participate in a nontransferable rights offering to sell at par value our $17.9 million ARS position to UBS at any time during the two year period of June 30, 2010 through July 2, 2012.
     Nonetheless, due to the lack of an active market for the ARS investments we hold, we have recorded a $1.1 million reduction in the fair value of these securities as reduction in equity in the “other comprehensive income” section of our balance sheet as we believe the current impairment to be temporary in nature because at September 30, 2008 the Company has the ability and intent to hold these securities until a successful auction, or another liquidating event occurs, and the remaining ARS investments are liquidated at par value. If in the future we determine that any decline in value of the ARS investments is other-than-temporary, we would have to recognize the loss in our statement of operations, which could have a material impact on our operating results in the period it is recognized. Further, as the funds associated with the ARS investments may be inaccessible in excess of 12 months because of continued failed auctions or our inability to find a buyer outside of the auction process, we have classified these securities as long-term assets in our consolidated balance sheet as of September 30, 2008. Based on future market conditions, we may need to record further charges and determine whether or not the nature of the charges is other-than-temporary.
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
     Approximately 47% of our projects are based on fixed-price contracts, rather than contracts in which payment to us is determined on a time and materials, or other basis. Our failure to estimate accurately the resources and schedule required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We are consistently entering into contracts for large projects that magnify this risk. We have been required to commit unanticipated additional resources to complete projects in the past, which has resulted in losses on those contracts. We will likely experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the project engagement, which could result in a fixed price that is too low. Therefore, any changes from our original estimates could adversely affect our business, financial condition and results of operations.
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
     Most of our contracts can be canceled by the client with limited advance notice and without significant penalty. A client’s termination of a contract for our services could result in a loss of expected revenues and additional expenses for staff that were allocated to that client’s project. We could be required to maintain under utilized employees who were assigned to the terminated contract. The unexpected cancellation or significant reduction in the scope of any of our large projects, or client termination of one or more recurring revenue contracts (see definition of “recurring revenues” in Part 1, Item 1, above), could have a material adverse effect on our business, financial condition and results of operations.
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
     Jerry A. Greenberg, our former Co-Chairman of the Board of Directors and Chief Executive Officer of the Company, and J. Stuart Moore, our former Co-Chairman of the Board of Directors and Co-Chief Executive Officer and current member of our Board of Directors, own, in the aggregate, approximately 23% of our outstanding common stock as of November 1, 2008. As a result, they have the ability to substantially influence and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.
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

SAPIENT CORPORATION
PART II. OTHER INFORMATION
Item 6. Exhibits

2.1	Agreement dated as of August 6, 2008, among Sapient Limited, Sapient Corporation and the persons listed on Schedule I thereto (1)
3.1	Second Amended and Restated Certificate of Incorporation (2)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen Certificate for Shares of Common Stock, $.01 par value, of the Company (3)
31.1*	Certification of Alan J. Herrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Alan J. Herrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits filed herewith.

(1)	Incorporated herein by reference to the Company’s Form 8-K, filed August 7, 2008.

(2)	Incorporated herein by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 000-28074).

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-12671).
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Alan J. Herrick	President and Chief Executive Officer	November 6, 2008
Alan J. Herrick	(Principal Executive Officer)

/s/ Joseph S. Tibbetts, Jr.	Chief Financial Officer	November 6, 2008
Joseph S. Tibbetts, Jr.	(Principal Financial Officer)