Form 10-K
period 2008-12-31
SAPIENT CORP
filed 2009-02-23
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-28074
Sapient Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3130648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 Dartmouth Street, Boston, MA (Address of principal executive offices)	02116 (Zip Code)

617-621-0200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	The Nasdaq Global Stock Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $700 million based on the closing sale price as reported on the Nasdaq Global Stock Market. Solely for purposes of the foregoing calculation, “affiliates” are deemed to consist of each officer and director of the registrant, and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2009

Common Stock, $0.01 par value per share	127,353,932 shares

SAPIENT CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2008

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Annual Report, including those related to our cash and liquidity resources and our cash expenditures related to restructuring, as well as any statements other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Annual Report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Annual Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

i

PART I

Item 1.	Business

General

Sapient Corporation1 (“Sapient” or the “Company”), a global services firm, helps clients compete, evolve and grow in an increasingly complex marketplace. We market our services through two primary focus areas — Sapient Interactive and Sapient Consulting — positioned at the intersection of marketing, business and technology. Sapient, one of the world’s largest independent interactive marketing agencies, provides brand and marketing strategy, creative work, web design and development and emerging media expertise through its Sapient Interactive services. Sapient Consulting services provide business and information technology (“IT”) strategy, process and system design, program management, custom development and package implementation, systems integration and outsourced services, including testing, maintenance and support. Through our Trading and Risk Management (“TRM”) practice, a core focus area within Sapient Consulting, we bring more than 15 years of applying business, technology and process experience to fully service trading and risk enterprises. Our TRM clients include global investment banks, tier one hedge funds and buy-side firms, major oil and energy merchant companies and government entities. With our August 2008 acquisition of London-based Derivatives Consulting Group Limited (described below), a leading provider of derivatives consulting and outsourcing services to investment banks, hedge funds, asset managers and commercial banking clients, we added a globally integrated service in derivatives processing to our TRM practice capabilities.

Founded in 1990 and incorporated in Delaware in 1991, Sapient maintains a strong global presence with offices and over 6,300 worldwide employees in the United States, Canada, the United Kingdom, Germany, the Netherlands, Switzerland, Sweden, Singapore and India. Our headquarters and executive offices are located at 131 Dartmouth Street, Boston, Massachusetts 02116, and our telephone number is (617) 621-0200. Our stock trades on the Nasdaq Global Select Market under the symbol “SAPE.” Our Internet address is http://www.sapient.com. Material contained on our website is not incorporated by reference into this Annual Report.

Our clients consist of leading Global 2000 and other companies within the following industries in which we have extensive expertise (our “Representative Industries”): media and entertainment, consumer/retail products, travel and hospitality, technology, communications, financial services, transportation, automotive, health care and life sciences, education, and energy and utilities. We also provide services to federal, state and local government clients within the U.S. and to provincial and other governmental entities in Canada and Europe.

We manage and measure our business geographically through three business units. In North America, we operate our North America and Government Services business units. We deliver services in the United Kingdom, Germany, the Netherlands, Singapore, Sweden, Switzerland and India through our Europe business unit. Each business unit includes consultants based locally as well as in our India offices. Within each business unit, we focus our sales and delivery efforts on clients within our Representative Industries. Through this global, Representative Industries focus, we have developed an extensive understanding of our clients’ markets that enables us to skillfully address the market dynamics and business opportunities that our clients face. This understanding also enables us to identify and focus on critical areas to help our clients grow, perform, and innovate. Further information about our operating segments is located in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 in the Notes to Consolidated Financial Statements included in this Annual Report. For a presentation of the financial information about the geographic areas in which we conduct our business, please see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 in the Notes to Consolidated Financial Statements included in this Annual Report. The principal risks and uncertainties facing our business, operations and financial condition are discussed in Part I, Item 1A in this Annual Report.

Integral to our service capabilities is our Global Distributed Delivery (“GDD”) model, which enables us to perform services on a continuous basis, through client teams located in North America, Europe and India. Our GDD

1 Unless the context otherwise requires, references in this Annual Report to “Sapient,” the “company,” “we,” “us” or “our” refer to Sapient Corporation and its wholly-owned subsidiaries.

model involves a single, coordinated effort between development teams in a remote location (typically highly skilled business, technology, and creative specialists in our Delhi, Bangalore, and Noida India offices) and development and client teams in North America or Europe. To work effectively in this globally distributed environment, we have developed extensive expertise and processes in coordinating project management and implementation efforts among the various development teams that we deploy to enable continuous project work. Through our GDD model, we believe that we deliver greater value to our clients at a competitive cost and in an accelerated timeframe. In addition to solution design and implementation, most of our long-term engagement and outsourcing relationships leverage our longstanding GDD execution model.

We derive “Recurring Revenues” from several client relationships. Recurring Revenues are revenue contracts with a duration equal to or greater than twelve months in which the client has committed spending levels, which are cancelable, to us or has chosen us as an exclusive provider of certain services. In 2008, Recurring Revenues represented 43% of our global services revenues, compared to Recurring Revenues in 2007 of 44%. Additionally, in 2008 our five largest clients accounted for approximately 24% of our revenues in the aggregate, and no clients accounted for 10% or more of our revenues. In 2007, our five largest clients accounted for approximately 26% of our revenues in the aggregate, and one client, Sprint Nextel, accounting for more than 10% of our revenues.

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

In fixed-price contracts, we similarly assume the risk of estimating correctly the scope of work and required resources for the applicable project. While we undertake rigorous project management throughout an engagement to ensure we deliver the project on time and on budget, we may recognize losses or lower profitability on capped arrangements or fixed-price contracts if we do not successfully manage these risks. These risks are magnified for large projects — which are increasingly part of our business — and multi-staged projects in which we perform our scope and labor estimates, and fix the total project price from inception through implementation, at an early stage of an engagement.

Acquisitions

In the past few years we have acquired businesses to enhance or complement our service offerings.

On August 6, 2008, we acquired 100% of the outstanding shares of Derivatives Consulting Group Limited (“DCG”), a London-based international financial advisory firm that is a provider of derivatives consulting and outsourcing services to investment banks, hedge funds, asset managers and commercial banking clients. DCG is a leader in partnering with the financial services industry to provide derivative operations metrics and respond to the industry’s operational challenges. The DCG acquisition added approximately 200 employees and a globally integrated services to our TRM practice, while expanding our TRM capabilities in derivatives processing, local and offshore operations support, operations benchmarking and technology services.

On January 3, 2006, we acquired Planning Group International, Inc. (“PGI”), which augmented our service offerings in online, offline and multi-channel marketing strategies and programs. Through this acquisition, we enhanced our strengths in advertising, digital and direct marketing, brand development, data mining, customer acquisition and loyalty, paid search, and media planning and buying strategies and services. Additionally, the PGI acquisition enabled us to provide our clients a clear understanding of the effectiveness of their media spend using BridgeTrack®, a proprietary advertising campaign tracking and measurement software application that generates real-time reporting and optimization of advertising campaigns across multiple media channels. Our combination with PGI expands our opportunities to help our clients exploit the possibilities created by the rapid evolution of media, advertising, and technology and derive measurable value from their marketing investments.

Our Services

Sapient Interactive

Sapient Interactive services include brand and marketing strategy, award-winning creative work, web design and development and emerging media expertise to solve our clients’ most challenging business problems. We integrate creative marketing concepts with technology tools and platforms designed to generate new customers and increase customer demand, create profitable customer relationships and build brand awareness and loyalty. Sapient Interactive services consist of interactive (i.e., online or internet-based) marketing and creative services; website and interactive development; media planning and buying; strategic planning and marketing analytics; and marketing technologies.

Interactive Marketing and Creative Services

We conceive, design, develop and deliver seamlessly integrated, highly measurable multi-channel experiences that are as efficient as they are engaging. Our creative and interactive services consist of:

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

Web & Interactive Development

We conceive, develop and implement world class, award-winning websites for our clients. Our services include user interface design and development, site design and development, custom application development, user research and testing, content management and technology development and implementation; and quality assurance testing.

Media Planning & Buying

We help our clients design and implement media and customer channel planning and buying strategies and purchase and arrange for placement of our clients’ advertisements in online media. Our media planning and buying services include media strategy development; website search engine marketing; email marketing; online advertising; viral and social media; emerging channels (e.g., online video, mobile technologies, social networking); gaming (placing advertisements in online games and creating “advergames”); real-time reporting and optimizing of the success of campaigns; and integration of our customers’ media spending strategy with their other public relations initiatives.

Strategic Planning & Marketing Analytics

We provide our clients a broad array of strategic planning services that are intended to maximize returns on their marketing initiatives investments. We combine our deep business and technology expertise to analyze how products, brands and consumers interact and the role that current and emerging technologies play in this relationship. Additionally, we apply substantial expertise in marketing analytics to collect, analyze and report on online consumer behavior, and assist our customers to develop successful online marketing strategies and campaigns. Our array of strategic planning and marketing analytics services includes brand strategy development; consumer and market research (primary and secondary); advertising message content and medium strategy development; internet and blogosphere analytics (researching and analyzing what “social” networking websites and blogs say about our clients) and coordination and management of mixed media (e.g., online and print media).

Marketing Technologies

We apply our substantial knowledge and expertise in marketing technologies to help our clients achieve their business goals. We offer our clients BridgeTrack®, a proprietary advertising campaign tracking and measurement software application that enables customers to measure the effectiveness of an online campaign in real-time and, in turn, improve results at the earliest possible phase of their campaigns by re-allocating marketing dollars across those marketing channels that are generating the best return on investment. BridgeTrack generates real-time reporting and optimization of advertising campaigns across multiple media channels, including advertising via email, website displays/banner ads and internet natural search advertising. Through BridgeTrack, our customers see how consumers react to their online marketing campaigns — whether, for example, consumers ultimately decide to buy the customers’ offerings, even if the consumers make a purchase at a later date. Our marketing technologies services, in addition to BridgeTrack, include e-commerce platform selection and implementation, selection and implementation of advertising campaign management systems, application integration and research and implementation of emerging technologies.

Consulting Services

We combine deep industry expertise, a proven methodology, tools and expert program management to help our clients achieve outstanding results from their customer relationships, business operations and IT. We deliver our consulting services to clients across four primary service areas: business & IT strategy; business applications; business intelligence; and outsourcing. Additionally, we specialize in TRM services that help leading capital markets and energy firms improve the performance of their trading operations via a comprehensive set of services and solutions. We provide these services for both long and short-term consulting projects.

Business & IT Strategy

We devise business and IT strategies that improve our clients’ competitive position and performance, as well as the value they realize from their IT portfolio. We apply our substantial expertise in diverse technologies and our understanding of each client’s business issues to design IT solutions that align, and create a roadmap for the achievement of, the client’s business objectives. Further, we typically can, within six to twelve weeks, redefine our clients’ supporting organizational and business processes and develop a plan to achieve an optimal portfolio of IT applications for our clients to deploy in their businesses. Our primary areas of expertise within our Business and IT Strategy practice are:

•	Business-process consulting

•	E-business & web strategy

•	IT governance & advisory services

•	IT strategy for SAP

•	Program management office

Additionally, under our proven, results-focused Business Applications Planning (“BAP”) service, we help our clients measure, manage, and maximize the value IT brings to their businesses. A service within our comprehensive IT strategy, planning, and management services offerings, BAP aligns our clients’ software application assets and initiatives with business objectives; defines a multi-year road map for application portfolio management; establishes a repeatable prioritization and governance process; and facilitates organizational direction setting and clear, practical, and actionable steps to enable our clients to realize their IT planning goals. Further, we apply our Application Portfolio Value Insight Framework to help our clients gain visibility into the tangible and intangible value that their business applications provide and make informed IT investment decisions.

Our Rapid Enterprise Architecture Planning (“REAP”) approach also helps our clients align their business and IT strategies and goals to meet their current and future IT needs. Through REAP, we facilitate stakeholder interactions and discovery techniques within our clients to generate consensus, align IT strategies with business objectives, and design clear, actionable “best practice” roadmaps to an effective enterprise-wide IT architecture. Our REAP approach helps our clients negotiate the pitfalls of their current enterprise IT investments and build an architecture that maximizes the value IT brings to their organization.

Business Applications

Our substantial industry expertise and understanding of our clients’ customers, partners, competitors and processes enable us to rapidly define user requirements and gain alignment among client executives, chief information officers, chief technology officers and other client decision makers concerning the design of mission-critical business applications. Additionally, we apply our expertise in business processes, enabling technologies and applications, and user-centered design to create and implement business and technology solutions that achieve substantial returns on our clients’ IT investments. We maintain expertise in both custom software development and working with existing software suites, such as application integration packages, content management and delivery systems, customer relationship management software and order management systems. Our primary areas of software development expertise are:

•	Business applications

•	Customer relationship solutions

•	Custom & package applications

•	Enterprise resource planning

•	Supply chain solutions

•	Web solutions

We have many years of experience working with technologies that can improve our clients’ businesses, including more than 17 years of experience with client/server and UNIX solutions, more than 16 years of experience integrating package applications with legacy systems, more than 14 years of experience with Internet solutions and more than 12 years of experience with wireless technologies. More recently, we have been an implementer of technologies such as Microsoft.NET, Web Services, SAP, and Business Process Management platforms. We combine this technology expertise with our design skills and our deep understanding of user needs to ensure that our client solutions are effectively adopted by their intended audiences.

Business Intelligence

We understand the complexities associated with converting data into business value. We apply our expertise to align multiple stakeholders across our clients’ organization, cleanse and aggregate data from disparate systems and create data storage and retrieval solutions that optimize our clients’ business intelligence. Our areas of business intelligence expertise include data warehousing, business intelligence solutions, research and analytics and SAP Business Intelligence solutions.

Our SAP Business Intelligence solutions include a range of services:

Strategic Assessments & Business Case Development

We investigate our clients’ business intelligence needs, perform fit/gap analyses and determine the type and scope of SAP business intelligence services that will support and improve our clients’ functional needs.

Business Intelligence Pilots

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

Business Intelligence Implementation and Enhancement

We design, build and implement SAP business intelligence products, including SAP business warehousing, business planning and simulation (BPS), strategic enterprise management-corporate performance management (SEM-CPM), strategic enterprise management-business consolidation systems (SEM-BCS), and mySAP supply chain management/advanced planning optimization (SCM/APO).

SAP Business Intelligence Training

We provide comprehensive, easy-to-understand, cost-effective training solutions developed from nearly eight years of SAP business intelligence training engagements for end-report users, query developers and back-end developers.

Business Intelligence Application Outsourcing

We provide clients with business intelligence application outsourcing services that improve their business performance by maintaining, optimizing, and transforming their critical business intelligence applications.

Outsourcing Services

We provide outsourcing services in which, using our GDD model, we manage our clients’ critical applications, processes, and operations, both for solutions that we develop and for third party systems. Our outsourcing services are intended to help our clients realize significant long-term value from their technology investments, and a growing percentage of our business consists of multi-year outsourcing contracts with our clients. We have helped many global corporations successfully develop and support large scale, mission-critical applications delivering high-value, cost-effective technology and operational support.

Our outsourcing expertise includes building and supporting large application portfolios on a wide range of leading technologies and packages:

•	Core Technologies: Java and Microsoft environments, application server platforms and middleware/EAI technologies, databases and connectivity to legacy systems

•	Platforms and Operating Systems: Commonly used platforms such as the UNIX and Microsoft Windows family of operating systems, and Linux and associated hardware platforms

•	Packages and Application Suites: Capabilities and partnerships with top package providers in content lifecycle management, enterprise resource planning (ERP), customer relationship management (CRM), and supply chain management (SCM), in addition to industry-specific, market-leading package providers such as SAP and Oracle

Application Maintenance

Our application maintenance services include helpdesk support (i.e., user inquiries), production support (incident triaging, problem tracking/routing, resolution coordination), ongoing maintenance (bug fixes, upgrades, capacity planning, and documentation), adoption (user training, transition and change management), application enhancements and program management (e.g., change management, release planning and communication).

Application Testing

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

Capacity Partnerships and Offshore Development Center Setup

We provide clients a global pool of skilled talent to address the clients’ IT resource shortages and skill gaps. We strive to become “one team” with our clients to ensure a seamless and efficient delivery of our services, which include performing any IT-related functions that the clients require (e.g., design, development, implementation, maintenance and support). Through our capacity services, our clients gain access to a broader reach of key technology and domain skills not found in internal IT teams; draw upon experts skilled in a wide range of technologies and business practices who are specially trained in approaches and frameworks that promote quality, value and solutions; and engage in Sapient’s joint forecasting and planning partnership models to ensure the availability of precisely the skills required, when they are required.

Through our offshore development center services, we provide our clients a complete extended offshore “footprint” by performing outsourced IT functions in our offices in India. With more than 4,000 Sapient employees in India, our intelligent staffing models enable us to meet our clients’ demands for offshore services with ease and efficiency.

We view our outsourcing relationships as opportunities to fundamentally impact, grow and innovate our clients’ businesses. Our clients can expect us to deliver high value, fulfill our commitments, keep their business secure, provide new ideas to improve their business, and provide teams that are aligned with their long-term goals.

Trading and Risk Management

Our Trading and Risk Management (“TRM”) practice services firms in the investment banking, asset management, hedge fund, insurance, oil and gas, utilities and agricultural sectors as well as many intermediaries that enable global trading. We provide consulting services and design, build and integrate systems that address every aspect of trading and risk management, including trade capture and execution, risk and portfolio management, transaction processing, compliance, data and research services, and inventory and supply chain optimization. We provide services that cover:

•	A range of asset classes, including equities, fixed income and commodities

•	Vanilla and over-the-counter (“OTC”) products

•	The full trade lifecycle

Our consulting services include:

•	defining target organizational, process or technology models and potential migration paths;

•	benchmarking clients’ trading operations against comparable operations and industry initiatives;

•	architecture design and software selection

•	program scoping, planning and management;

•	integrating clients’ systems with off-the-shelf software, frameworks and industry platforms; and

•	developing, integrating and testing custom front, middle and back-office applications.

Furthermore, we provide onshore and offshore staff augmentation services to clear clients’ temporary trade processing backlogs as well as address their event-driven demands such as mergers, shutdowns or credit events. Additionally, we work closely with clients to build outsourced operations teams that provide, among other services, OTC drafting chasing and reconciliation.

Alliances

We focus on building the right results for our clients’ businesses. To support this focus, we work closely with alliance partners to develop industry leading solutions that we can deliver to meet our clients’ needs. We have established global partnerships with industry leaders including IBM, Microsoft, SAP, Google and Oracle and have a skilled knowledge base in their products to help our clients solve their business challenges through technology. Further, we have formed Centers of Excellence, comprising dedicated, globally distributed teams with deep application knowledge and a proven track record in implementing Microsoft, SAP, IBM and Vignette solutions. Through our expert knowledge and commitment to collaboration, we help our clients identify and implement faster the right solutions at lower overall costs.

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

The Sapient Approach

Our unique consulting methodology, Sapient Approach, is designed to address the biggest problems that most companies face when pursuing business-enabling technology and other projects: the majority of projects never finish, are completed late or over budget, lack promised capabilities, or contain unused functionality. We employ a collaborative, agile/lean-based delivery approach, in which we develop and release in an iterative manner usable components of a deliverable, thus enabling our clients to review, validate and commence use of work product throughout the life cycle of a project, rather than await the end of the project to realize the project’s full benefits.

While this delivery approach provides clients the most value and return on investment in the shortest possible time period, it also minimizes project risk because discrete pieces of work are tested and accepted throughout the project. By contrast to traditional consulting services methods that require heavy up-front investment in time and effort to define all possible requirements, our agile/lean-based methodology uses actual development to evaluate and improve the design as the project progresses. This means that unnecessary steps or features are identified and eliminated early in the design and implementation process, dramatically reducing overall project cost.

Sapient Approach also enables us to commit to delivering our solutions within the price and schedule that we have promised to our clients, and to create solutions that bring together business, user and technology requirements to solve our clients’ business problems. We design these solutions to deliver tangible business value to clients, including increased revenues, reduced costs and more effective use of assets.

Additionally, Sapient Approach enables flexibility in selecting the process standardization and continuous improvement models that work best for each client. Our teams regularly incorporate Six Sigma, Capability Maturity Model Integration® (CMMI), International Standards Organization (ISO) and Information Technology Infrastructure Library (ITIL) processes to ensure that appropriate rigor, discipline and accountability are built into each project. By employing these industry-leading techniques, our teams establish an enduring environment of process improvement that enables organizational capabilities essential to sustaining competitive business advantage.

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

As of December 31, 2008, we had 6,360 full-time employees, consisting of 5,417 project personnel, 870 general and administrative personnel and 73 sales and marketing personnel. None of our employees is subject to a collective bargaining agreement. We believe that we have good relationships with our employees.

Selling and Marketing

Our global marketing team strives to build greater brand awareness and drive client acquisition, retention and loyalty in all markets in which we operate. We conduct marketing activities at the company, industry and service levels across North America, Europe and India.

Our dedicated team drives globally integrated initiatives comprising, but not limited to, the following: developing and implementing an overall global marketing strategy; executing thought leadership campaigns; sponsoring focused multi-client events; cultivating media and industry analyst relations; conducting market research and analysis; sponsoring and participating in targeted industry conferences and events; creating marketing assets and materials to assist client-development teams with lead generation; and, publishing our web site, http://www.sapient.com.

We organize our sales professionals primarily along industry lines, both within our North America and international business units. We believe that the industry and geographic focus of our sales professionals enhances their knowledge and expertise in these industries and generates additional client engagements.

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

We also believe that we compete favorably when considering these factors and that our ability to deliver business innovation and outstanding value to our clients on time and on budget, our GDD model, and our successful track record in doing so, distinguish us from our competitors.

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

Where to Find More Information

We make our public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, available free of charge at our website, http://www.sapient.com, as soon as reasonably practicable after we file such materials with the SEC. We also make available on our website reports filed by our executive officers, directors and holders of more than 10% of our common stock, on Forms 3, 4 and 5 regarding their ownership of our securities. These materials are available in the “Investors” portion of our web site, under the link “SEC Filings,” and on the SEC’s web site, http://www.sec.gov. You may also read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors

Risk Factors

The following important factors, among others, could cause our actual business, financial condition and future results to differ materially from those contained in forward-looking statements made in this Annual Report or presented elsewhere by management from time to time.

Our business, financial condition and results of operations may be materially impacted by economic conditions and related fluctuations in customer demand for marketing, business, technology and other consulting services.

The market for our consulting services and the technologies used in our solutions historically has tended to fluctuate with economic cycles — particularly those cycles in the United States and Europe, where we earn the majority of our revenues. During economic cycles in which many companies are experiencing financial difficulties or uncertainty, clients and potential clients may cancel or delay spending on marketing, technology and other business initiatives. In particular, current uncertainty in global economic conditions may cause large companies to cancel or delay consulting initiatives for which they have engaged us. Our efforts to down-size, when necessary, in a manner intended to mirror downturned economic conditions could be delayed and costly. If the downturn in worldwide economic conditions that began in 2008 continues or conditions worsen, particularly in the United States or Europe, the financial condition of our clients may be adversely affected. A continuation of the current downturn could result in a reduced demand for our services, project cancellations or delays, lower revenues and operating margins resulting from price reduction pressures for our services, and payment and collection issues with our clients. Any of these events could materially and adversely impact our business, financial condition and results of operations.

Our markets are highly competitive and we may not be able to continue to compete effectively.

The markets for the services we provide are highly competitive. We believe that we compete principally with large systems consulting and implementation firms, offshore outsourcing companies, interactive and traditional advertising agencies, and clients’ internal information systems departments. To a lesser extent, other competitors include boutique consulting firms that maintain specialized skills and/or are geography based. Regarding our Government Services practice, we both compete and partner with large defense contractors. Some of our competitors have significantly greater financial, technical and marketing resources, and generate greater revenues and have greater name recognition, than we do. Often, these competitors offer a larger and more diversified suite of products and services than we offer. These competitors may win client engagements by significantly discounting their services in exchange for a client’s promise to purchase other goods and services from the competitor, either concurrently or in the future. If we cannot keep pace with the intense competition in our marketplace, our business, financial condition and results of operations will suffer.

Our international operations and Global Distributed Delivery (“GDD”) model subject us to increased risk.

We currently have international offices in the United Kingdom, Germany, the Netherlands, Singapore, Sweden, Switzerland, India, and Canada. Our international operations are a significant percentage of our total revenues, and our GDD model is a key component of our ability to deliver our services successfully. Our international operations are subject to inherent risks, including:

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

In particular, our GDD model depends heavily on our offices in Delhi, Bangalore and Noida, India. Any escalation in the political or military instability in India or Pakistan or the surrounding countries, or a business interruption resulting from a natural disaster, such as an earthquake, could hinder our ability to use GDD successfully and could result in material adverse effects to our business, financial condition and results of operations. Furthermore, the delivery of our services from remote locations causes us to rely on data, phone, power and other networks which are not as reliable in India as those in other countries where we operate. Any failures of these systems, or any failure of our systems generally, could affect the success of our GDD model. Remote delivery of our services also increases the complexity and risk of delivering our services, which could affect our ability to satisfy our clients’ expectations or perform our services within the estimated time frame and budget for each project. Changes to government structure or policies in countries in which we operate could negatively impact our operations if such changes were to limit or cease any benefits that may currently be available to us. For example, although the Indian government has historically offered generous tax incentives to induce foreign companies to base operations in India, new taxes such as the Fringe Benefit Tax have been introduced in recent years that partially offset those benefits. Beginning April 1, 2009 the 10 year income-tax incentive of one of our Software Technology Parks (“STPs”) Unit in India, and beginning April 1, 2010 the income-tax incentive applicable to our other two Units in STP in India are scheduled to expire. This expiration of incentives may adversely affect our cost of operations and increase the risk of delivering our services on budget for client projects. Expiration of benefits provided to us by having operations based in India could have a material adverse effect on our business, financial condition and results of operations.

Our business, financial condition and results of operations may be materially impacted by military actions, global terrorism, natural disasters and political unrest.

Military actions in Iraq, Afghanistan and elsewhere, global terrorism, natural disasters and political unrest are among the factors that may adversely impact regional and global economic conditions and, concomitantly, client investments in our services. In addition to the potential impact of any of these events on the business of our clients, these events could pose a threat to our global operations and people. Specifically, our people and operations in India could be impacted if the recent rise in civil unrest, terrorism and conflicts with bordering countries in India were to significant increase. As a result, significant disruptions caused by such events could materially and adversely affect our business, financial condition and results of operations.

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

We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international service revenues were $291.6 million for the year ended December 31, 2008. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues and receivables, purchases, payroll and investments. We also have a significant amount of foreign currency operating income and net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk, because we incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. While we have entered into foreign currency offsetting option positions that allow the Company partially to hedge certain short-term translation exposures in Indian rupee and British pound sterling currency, and may in the future enter into foreign currency exchanges swaps and purchases as well as sales of foreign currency options, we will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge foreign currencies. There is no guarantee that such hedging activity will be effective or that our financial condition will not be negatively impacted by the currency exchange rate fluctuations of the Indian rupee versus the U.S. dollar. Costs for our delivery of services, including labor, could increase as a result of the decrease in value of the U.S. dollar against the Indian rupee, affecting our reported results.

Our cash positions include amounts denominated in foreign currencies. We manage our worldwide cash requirements considering available funds from our subsidiaries and the cost effectiveness with which these funds can be accessed. The repatriation of cash balances from certain of our subsidiaries outside the United States could have adverse tax consequences and be limited by foreign currency exchange controls. However, those balances are generally available without legal restrictions to fund ordinary business operations. Any fluctuations in foreign currency exchange rates, or changes in local tax laws, could materially impact the availability and size of these funds for repatriation or transfer.

Due to our current inability to sell certain of our Auction Rate Securities (“ARS”), the securities may experience additional declines in value, and funds associated with the securities may be inaccessible in excess of 12 months, resulting in a material adverse impact to our income and results of operations.

Our marketable securities portfolio, which totaled, at par, $22.9 million at December 31, 2008, included ARS investments with a par value of $19.4 million from various issuers collateralized by student loans and municipal debt. ARS investments are principally investments with long-term contractual maturities but with interest rates that are reset every seven to thirty-five days by auctions. At the end of each reset period, investors can sell or continue to hold the securities at par. On February 13, 2008, certain ARS investments that we held experienced failed auctions that limited the liquidity of these investments. Due to our inability to sell these securities at auction since February 13, 2008, on November 5, 2008, we accepted an offer from UBS AG (“UBS”), one of our investment brokers through whom we purchased $17.9 million of our ARS, that grants us the right to sell to UBS $17.9 million of our total $19.4 million ARS position, at par, at any time during a two-year period beginning June 30, 2010 (the “Put Right”).

We may be unable to liquidate our ARS securities, and there is no guarantee UBS will be able to redeem the Put Right on or after June 30, 2010. Should we not be able to liquidate these investments in the future, our lack of access to the underlying value could have a material impact on our income and results in operations.

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

Approximately 47% of our projects are based on fixed-price contracts, rather than contracts in which payment to us is determined on a time and materials, or other basis. Our failure to estimate accurately the resources and schedule required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We are consistently entering into contracts for large projects that magnify this risk. We have been required to commit unanticipated additional resources to complete projects in the past, which has occasionally resulted in losses on those contracts. We will likely experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the project engagement, which could result in a fixed price that is too low. Therefore, any changes from our original estimates could adversely affect our business, financial condition and results of operations.

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

Most of our contracts can be canceled by the client with limited advance notice and without significant penalty. A client’s termination of a contract for our services could result in a loss of expected revenues and additional expenses for staff that were allocated to that client’s project. We could be required to maintain underutilized employees who were assigned to the terminated contract. The unexpected cancellation or significant reduction in the scope of any of our large projects, or client termination of one or more recurring revenue contracts (see definition of “Recurring Revenues” in Part I, Item 1, above), could have a material adverse effect on our business, financial condition and results of operations.

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

The trading price of our common stock has been subject to wide fluctuations, particularly in the second half of 2008. Our trading price could continue to be subject to wide fluctuations in response to:

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

Jerry A. Greenberg, our former Co-Chairman of the Board of Directors and Chief Executive Officer of the Company, and J. Stuart Moore, our former Co-Chairman of the Board of Directors and Co-Chief Executive Officer and current member of our Board of Directors, own, in the aggregate, approximately 23% of our outstanding common stock as of February 16, 2009. As a result, they have the ability to substantially influence and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.

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

To streamline our general and administrative infrastructure and costs as a percentage of revenue and ensure that the Company can appropriately scale as our business expands, we began redesigning many operational processes as well as transitioned certain internal, non-billable roles to our India office, the activities of which principally relate to finance, human resources and certain IT functions. If we do not timely, efficiently and effectively upgrade or replace systems, and continue to redesign processes as our business requires, we may be unable to support our growth effectively, realize cost savings as quickly as expected or maintain effective internal controls over financial reporting, which could cause a decline in the quality of our services and adversely impact our results of operations.

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

Our headquarters and principal administrative, finance, selling and marketing operations are located in approximately 32,000 square feet of leased office space in Boston, Massachusetts. We also lease offices in the Washington D.C. metropolitan area, New York City, Chicago, Atlanta, the Los Angeles metropolitan area, San Francisco, Houston, Miami, Denver, Stamford, the Kansas City metropolitan area, London, Düsseldorf, Munich, Delhi, Bangalore, Noida, Toronto, Calgary, Stockholm, Zurich, Geneva, Singapore and the Netherlands. We do not own any material real property. Substantially all of our office space is leased under long-term leases with varying expiration dates.

Item 3.	Legal Proceedings

We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims that have arisen in the course of our business and that have not been fully adjudicated in which the damages claimed under such actions, in the aggregate, total approximately $3.1 million as of December 31, 2008. We have accrued at December 31, 2008 approximately $0.8 million related to certain of these items. We intend to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that we have accrued.

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

Market Price of Common Stock

Our common stock is quoted on the Nasdaq Global Stock Market under the symbol “SAPE.” The following table sets forth, for the periods indicated, the high and low intraday sale prices for our common stock.

	High	Low

2007:
First Quarter	$7.21	$5.37
Second Quarter	$8.26	$6.70
Third Quarter	$8.25	$5.73
Fourth Quarter	$9.12	$6.20
2008:
First Quarter	$8.97	$6.10
Second Quarter	$7.75	$6.14
Third Quarter	$9.97	$5.84
Fourth Quarter	$7.46	$3.30

The following graph compares the cumulative five-year total stockholder return on our common stock from December 31, 2003 through December 31, 2008, with the cumulative five-year total return, during the equivalent period, on the (i) NASDAQ Composite Index and (ii) Dow Jones US Technology Index (“DJTI”). The comparison assumes the investment of $100 on December 31, 2003, in our common stock and in each of the comparison indices and, in each case, assumes reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Sapient Corporation, The NASDAQ Composite Index
And The Dow Jones US Technology Index

*$100 invested on 12/31/03 in stock & index including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Sapient Corporation	100.00	140.25	100.89	97.34	156.21	78.72
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
Dow Jones US Technology	100.00	101.76	105.13	115.75	133.92	76.51

On February 16, 2009, the last reported sale price of our common stock was $3.88 per share. As of February 16, 2009, there were approximately 438 holders of record of our common stock and approximately 12,359 beneficial holders of our common stock.

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

We did not make any purchases during the three months ended December 31, 2008.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and management’s discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report. The balance sheet data at December 31, 2008 and 2007 and the statement of operations data for each of the three years ended December 31, 2008, 2007 and 2006 are derived from the audited consolidated financial statements for such years, included elsewhere in this Annual Report. The statement of operations data set forth below for the years ended December 31, 2005 and 2004 and the balance sheet data set forth below at December 31, 2006, 2005 and 2004 are derived from our consolidated financial statements not included in the annual report and are presented herein on an unaudited basis.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Statement of Operations Data(1):
Revenues:
Service revenues	$662,412	$546,438	$405,582	$313,556	$248,154
Reimbursable expenses	25,076	19,551	16,061	13,542	12,100

Total gross revenues	687,488	565,989	421,643	327,098	260,254

Operating expenses:
Project personnel expenses	435,508	372,363	270,213	187,082	134,994
Reimbursable expenses	25,076	19,551	16,061	13,542	12,100

Total project personnel expenses and reimbursable expenses	460,584	391,914	286,274	200,624	147,094
Selling and marketing expenses	36,233	33,113	24,025	13,718	13,926
General and administrative expenses	123,188	120,617	109,022	84,725	67,179
Restructuring and other related charges	194	32	1,912	6,374	1,546
Amortization of intangible assets	2,660	2,038	3,564	1,104	515

Total operating expenses	622,859	547,714	424,797	306,545	230,260

Income (loss) from operations	64,629	18,275	(3,154)	20,553	29,994
Other income, net	1,280	422	1,929	92	65
Interest income, net	5,806	5,478	4,238	4,181	3,011

Income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	71,715	24,175	3,013	24,826	33,070
Provision for (benefit from) income taxes:
Provision for income taxes	9,239	8,959	4,432	3,677	3,068
Benefit from release of valuation allowance	—	—	—	(4,289)	(635)

Provision for (benefit from) income taxes	9,239	8,959	4,432	(612)	2,433

Income (loss) from continuing operations before discontinued, operations and cumulative effect of accounting change	62,476	15,216	(1,419)	25,438	30,637
(Loss) income from discontinued operations	—	—	(433)	961	665
Gain on disposal of discontinued operations (net of tax provision of $342)	—	—	4,834	—	—

Income before cumulative effect of accounting change	62,476	15,216	2,982	26,399	31,302
Cumulative effect of accounting change	—	—	154	—	—

Net income	$62,476	$15,216	$3,136	$26,399	$31,302

Basic income (loss) per share from continuing operations	$0.50	$0.12	$(0.01)	$0.20	$0.25

Diluted income (loss) per share from continuing operations	$0.48	$0.12	$(0.01)	$0.20	$0.24

Basic net income per share	$0.50	$0.12	$0.03	$0.21	$0.25

Diluted net income per share	$0.48	$0.12	$0.03	$0.20	$0.24

Weighted average common shares	125,988	124,180	123,692	124,725	123,040
Weighted average dilutive common share equivalents	3,176	3,711	—	5,034	5,591

Weighted average common shares and dilutive common share equivalents	129,164	127,891	123,692	129,759	128,631

	Year Ended December 31,
	2008	2007	2006	2005	2004

Balance Sheet Data:
Working capital	$198,062	$189,201	$148,899	$179,528	$116,830
Total assets	452,270	407,604	342,064	286,051	269,331
Redeemable common stock	—	290	480	671	—
Total stockholders’ equity(2)	$301,947	$260,559	$214,497	$201,420	$183,724

(1)	We sold our HWT, Inc. (“HWT”) unit in May, 2006. As a result, operating results of this subsidiary for all prior periods presented have been reclassified into the caption “(Loss) income from discontinued operations.”

(2)	We have never declared or paid any cash dividends.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Sapient Corporation (“Sapient” or the “Company”), a global services firm, helps clients compete, evolve and grow in an increasingly complex marketplace. We market our services through two primary areas of focus — Sapient Interactive and Sapient Consulting — positioned at the intersection of marketing, business and technology. Sapient, one of the world’s largest independent interactive marketing agencies, provides brand and marketing strategy, creative work, web design and development and emerging media expertise through its Sapient Interactive services. Sapient Consulting services provide business and information technology (“IT”) strategy, process and system design, program management, custom development and package implementation, systems integration and outsourced services, including testing, maintenance and support.

Founded in 1990 and incorporated in Delaware in 1991, Sapient maintains a strong global presence with 6,360 worldwide employees as of December 31, 2008 in offices in the United States, Canada, the United Kingdom, Germany, the Netherlands, Sweden, Switzerland, Singapore and India.

Our service revenues were $662.4 million for 2008, a 21% increase from service revenues of $546.4 million for 2007, and a 63% increase from service revenues of $405.6 million for 2006. The growth in service revenues year-over-year primarily derived from the continued demand for our services from new and existing clients and, to a lesser extent, service revenues of $17.0 million from our August 6, 2008, acquisition of Derivative Consulting Group Limited (“DCG”).

During 2008, we continued to utilize our India-based effort on our Global Distributed Delivery (“GDD”) projects. Our billable days or level of effort incurred by our Indian people as a percentage of total Company billable days decreased one point to 61% for the twelve months ended December 31, 2008, compared to the same period in 2007. Our proprietary GDD methodology enables us to provide high-quality, cost-effective solutions under accelerated project schedules. By engaging India’s highly skilled technology specialists, we can provide services at lower total costs as well as offer a continuous delivery capability resulting from time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services.

For the twelve months ended December 31, 2008, we reported operating income of $64.6 million compared to $18.3 million for the same period in 2007. This increase in operating income for the twelve months ended December 31, 2008, was the result of multiple factors including: an increase in service revenues, operational performance improvement, and a decrease in costs and expenses incurred related to our review of (and restatement resulting from) our historical stock-based compensation practices, partially offset by greater compensation costs. Our net income for the twelve months ended December 31, 2008 was $62.5 million in 2008 compared to $15.2 million for the same period in 2007. This increase in net income for the twelve months ended December 31, 2008, was a result of the same factors that caused an increase in our operating income.

Although the growth in our business in 2008 has been positive, given the current general economic conditions, a severe and/or prolonged economic downturn could adversely affect our clients’ financial condition and the levels of business activities in the sectors and geographies where we operate. This may reduce demand for our services or depress pricing of those services. A decline in our service revenues could have a significant impact on our financial results, particularly because a significant portion of our operating expenses (such as personnel expense, rent expense, depreciation expense and amortization of purchased intangible assets) are fixed in advance of a particular quarter. In addition, our future operating segment and overall Company revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors.

On February 12, 2009, in response to the impact of current global economic conditions on our demand environment, we implemented a restructuring plan to reduce our peoplecount by approximately 500, or approximately 8% of our global workforce. In connection with the restructuring plan, we expect to incur aggregate restructuring and other related charges of approximately $2.6 million in the first quarter of 2009, consisting primarily of employee cash severance payments, outplacement assistance fees and other associated costs.

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

Revenue Recognition

We recognize revenue from the provision of professional services, digital marketing services and offline printing and production services arrangements with our clients when persuasive evidence of an arrangement exists, services or product have been provided to the customer, the fee is fixed or determinable and collectability is reasonably assured. In instances where the customer, at its discretion, has the right to reject the services or product prior to final acceptance, revenue is deferred until such acceptance occurs.

We recognize revenues from our fixed-price and time and materials technology implementation consulting contracts using the percentage-of-completion method pursuant to Statement of Position 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. Revenues generated from fixed-price and time and materials non-technology implementation contracts, except for support and maintenance contracts, are recognized based upon a proportional performance model in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, (“SAB No. 101”) as amended by SAB No. 104, Revenue Recognition (“SAB No. 104”). Our percentage-of-completion method and our proportional performance method of accounting calculate revenue based on the percentage of labor incurred to estimated total labor. This method is used because reasonably dependable estimates of the revenues and labor applicable to various stages of an arrangement can be made, based on historical experience and milestones set in the contract. Revenue from time-and-materials contracts is recognized as services are provided. In situations where time-and-materials contracts require deliverables and provide for a ceiling on fees that can be charged, the arrangement is recognized as time-and-materials are incurred unless fees are estimated to exceed the ceiling, in which case revenue recognition is based on the proportional performance method. Revenues generated from staff augmentation, support and maintenance contracts are recognized ratably over the arrangement’s term.

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

Revenues from contracts with multiple elements are allocated based on the fair value of the elements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (“EITF No. 00-21”). For these arrangements, we evaluate all deliverables in each arrangement to determine whether they represent separate units of accounting. Fair value is determined based on reliable evidence of the fair value of each deliverable. Revenues are recognized in accordance with generally accepted accounting policies for the separate elements when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially under our control. This evaluation is performed at the inception of the arrangement and as each item in the arrangement is delivered. The evaluation involves significant judgments regarding the nature of the services and deliverables being provided, whether these services and deliverables can reasonably be divided into the separate units of accounting and the fair value of the separate elements determined.

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

Allowance for Doubtful Accounts

We recognize revenue for services when collection from the client is reasonably assured, and our fees are fixed or determinable, provided that all other revenue recognition criteria have been met. We establish billing terms at the time project deliverables and milestones are agreed. Our normal payment terms are thirty days from invoice date. Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled revenues. Amounts invoiced to clients in excess of revenue recognized are classified as deferred revenues. Our project delivery and business unit finance personnel continually monitor timely payments from our clients and assess any collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection and write-off experience, current trends, credit policy, detailed analysis of specific client situations and percentage of our accounts receivable by aging category. While such credit losses have historically been within our expectations and the allowances we established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

Valuation and Impairment of Investments and/or Marketable Securities

Our investments and/or marketable securities are accounted for according to Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Pursuant to SFAS No. 115, we classify our marketable securities as available-for-sale or trading securities, and carry them at fair market value. Changes in fair value subsequent to the balance sheet date are recorded in the period they occur. The difference between amortized cost and fair market value, net of tax effect, for available-for-sale securities is recorded as a separate component of stockholders’ equity. The difference between amortized cost and fair market value for trading securities is reflected in “other income, net” on our consolidated statement of operations. Investments and/or marketable securities classified as available-for-sale are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. In the event that the cost basis of a security exceeds its fair value, we evaluate, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of the business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, and our intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, a write-down is recorded through earnings. Assessing the above factors involves inherent uncertainty. Accordingly, write-downs, if recorded, could be materially different from the actual market performance of investments and/or marketable securities in our portfolio, if, among other things, relevant information related to our investments and/or marketable securities was not publicly available or other factors not considered by us would have been relevant to the determination of impairment.

At December 31, 2008, we have investments in Auction Rate Securities (“ARS”) collateralized by student loans and municipal debt. In 2007, our auction rate securities were recorded at cost, which approximated fair market value due to their variable interest rates, which typically reset through an auction process every seven to thirty-five days. This auction mechanism generally allows existing investors to roll over their holdings and continue to own their securities or liquidate their holdings by selling their securities at par value. Because of these short intervals between interest reset dates, we monitor the auctions to ensure they are successful, which provides evidence that these investments if carried at par value approximate their fair value. To the extent an auction fails and the securities are not liquid, we seek other alternatives to determine the fair value of these securities, which may not be based on quoted market transactions. On February 13, 2008, certain ARS experienced failed auctions that limited the liquidity of these investments. As of December 31, 2008, each ARS investment held experienced at least one auction failure. Due to the lack of an active market for our ARS investments, there were no quoted prices and little observable market data available for us to determine the market value of these holdings as of December 31, 2008. As a result, we estimated the fair value of our ARS investments using a discounted cash flow analysis which considers the following key inputs: (i) the underlying structure of each investment, (ii) the probability of passed or failed auctions at various points in the future, (iii) the timing of expected future principal payments, and (iv) discount rates that are believed to reflect current market conditions and the relevant risk associated with each investment. At December 31, 2008, we held ARS investments with a par value of $19.4 million for which the fair value is $17.2 million. On November 5, 2008, we accepted an offer from UBS AG (“UBS”), one of our brokers, to participate in a nontransferable rights offering (the “Put Right”) to sell at par value, to UBS, our ARS position with UBS (par value of $17.9 million) at any time during the two year period beginning June 30, 2010. Before accepting the Put Right, we had the intent and ability to hold these securities until a successful auction or another liquidating event occurred and had previously recognized the unrealized loss as a temporary impairment and recorded the decline in value in “other comprehensive (loss) income.” As a result of accepting the Put Right, we have entered into a separate financial instrument that has been recorded as an asset that is initially measured at its fair value. We have elected to apply the fair value option in SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, to the Put Right and accordingly will record future changes in fair value of the Put Right through earnings. We also elected to reclassify the ARS investments subject to the Put Right from available-for-sale to trading securities and accordingly will record future changes in fair value through earnings. We recorded the fair value of the Put Right, $1.7 million, as an unrealized gain in “other income, net” and the unrealized loss of $2.0 million on ARS classified as trading securities in “other income, net” in our consolidated statements of operations. The Put Right represents the right to sell the corresponding ARS back to UBS at par beginning June 30, 2010 and has therefore been classified as a long-term asset in our consolidated balance sheet. As part of assessing the fair value of the Put Right in future periods, we will continue to assess the economic ability of UBS to meet its obligation under the Put Right.

At December 31, 2008 the fair value of our investment in the Primary Fund, a money market fund, was $2.5 million. In mid-September, the Primary Fund disclosed that it was valuing its holding of debt securities issued by Lehman Brothers Holding, Inc. at zero, and that the net asset value of the Primary Fund decreased below $1 for redemption requests received after 11:00 AM on September 16, 2008. We submitted our request for full redemption of our investment on September 15, and as of December 31, 2008, we have received redemptions totaling $9.1 million. We expect distributions will occur as the Primary’s Fund’s assets mature or are sold. While we expect to receive all of our current investment in the Primary Fund, we cannot predict when this will occur but we expect that substantially all of the funds will be received no later than September 30, 2009, as the fund’s underlying securities will all mature prior to that date. Accordingly, we reclassified our investment in the Primary Fund from cash and cash equivalents to marketable securities in our consolidated balance sheet as of December 31, 2008. On February 20, 2009, we received a redemption of $0.8 million.

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 does not require any new fair value measurements, rather, it states that valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Stock-Based Compensation Expense

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

Based on historical experience, we have assumed an annualized forfeiture rate for stock options and restricted stock units granted. We will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated. The actual expense recognized over the vesting period will only be for those shares that vest. The cumulative effect of the accounting change to reflect forfeiture assumption for stock-based compensation recorded in prior periods resulted in income of $154,000 and was recognized in the Company’s consolidated statement of operations for the three-month period ending March 31, 2006, the period of adoption of SFAS No. 123R.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that using historical volatility of its own stock is an indicator of expected volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. As a result of our forfeiture analysis conducted in the fourth quarter of 2008, which considered the trend of historical forfeitures as well as future expectations of forfeiture activity, we increased our forfeiture rate estimate and recorded a reduction in stock-based compensation expense of $2.8 million, relating to grants made in 2005 and 2006. Of the $2.8 million reduction, $1.7 million is reflected in project personnel expenses, $0.8 million is reflected in general and administrative expenses and $0.3 million is reflected in selling and marketing expenses.

Accounting for Income Taxes

SFAS No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, current and enacted tax legislation and other temporary differences between book and tax accounting, to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred in 2006 and 2007 in the United States, and our inability to predict the extent and timing of profitability in future periods given current economic conditions, we believe it is more likely than not that our United States deferred tax assets will not be realized and so we have recorded a valuation allowance of approximately $112.0 million as of December 31, 2008 relating to the deferred tax assets in the United States. Having assessed the ability to realize the deferred tax assets in certain foreign jurisdictions, we believe that future taxable income will be sufficient to realize the deferred tax benefit of the deferred tax assets in Canada, the United Kingdom, Germany and India. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the United States in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss in each jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income tax recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. As a result of the implementation of FIN 48, in the year ended December 31, 2007, the Company did not recognize a material adjustment in the liability for unrecognized income tax benefits during fiscal year 2007, the year of adoption of this standard. We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2008 and 2007, interest and penalties accrued were approximately $1.1 million and $0.7 million, respectively.

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

The goodwill impairment test prescribed by SFAS No. 142 requires us to identify reporting units and to determine estimates of the fair value of our reporting units as of the date we test for impairment. Assets and liabilities, including goodwill, were allocated to reporting units based on factors such as specific identification and percentage of revenue. To conduct a goodwill impairment test, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. Management estimates the fair value of its’ reporting units using discounted cash flow valuation models. Those models require estimates of future revenue, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets and operating plans and the overall economic environment in which we operate. We performed the annual assessment of our goodwill during the fourth quarter of 2008 and determined that goodwill was not impaired. We complete goodwill impairment analyses at least annually, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. Determining fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results.

Costs Incurred to Develop Computer Software for Internal Use

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

Restructuring and Other Related Charges

We established exit plans for each of the restructuring activities which took place in 2001 and 2002 and accounted for these plans in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring) (“EITF No. 94-3”). These exit plans required that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sub-lease income. We review on a regular basis our sub-lease assumptions and lease buy-out assumptions. These estimates include lease buy-out costs, anticipated sublease rates, other terms and conditions in sub-lease contracts, and the timing of these sub-lease arrangements. If the rental markets continue to change, our lease buy-out, sub-lease and space requirement assumptions may not be accurate and it is possible that changes in these estimates could materially affect our financial condition and results of operations. Our sub-lease income estimates are sensitive to the level of sub-lease rent anticipated and the timing of sub-lease commencement. If the estimated sub-lease dates were to be delayed by six months, based on our current estimates, we would potentially have to recognize an additional $100,000 in our consolidated statement of operations for restructuring and other related charges. A 10% reduction in our sublease rate would have resulted in additional charges of approximately $460,000 as of the end of 2008. If any future adjustments are required to the restructuring initiatives recorded under the provisions of EITF No. 94-3, such adjustments will be measured in accordance with EITF No. 94-3. SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS No. 146”) was effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 requires that a liability that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 supersedes the guidance in EITF No. 94-3. SFAS No. 146 includes a rebuttable presumption that if an entity has a history of providing similar termination benefits to employees, the benefit arrangement is presumed to be an ongoing benefit arrangement that should be accounted for under SFAS No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS No. 112”). SFAS No. 112 prescribes the accounting for the estimated cost of benefits, including severance benefits, provided by an employer to former or inactive employees after employment but before retirement. A liability is recognized when the severance amounts relate to prior services rendered, the payment of the amount is probable and the amount can be reasonably estimated.

Contingent Liabilities

We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $3.1 million and various administrative audits, each of which have arisen in the ordinary course of our business. We have an accrual at December 31, 2008 of approximately $0.8 million related to certain of these items. We intend to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts we have previously accrued.

Accounting for Acquisitions

Our accounting for acquisitions involves significant judgments and estimates primarily, but not limited to: the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenues and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. The impact of prior or future acquisitions on our financial position or results of operations may be materially impacted by the change in or initial selection of assumptions and estimates. Additionally, under SFAS No. 142, we determine the fair value of the reporting unit, for purposes of the first step in our annual goodwill impairment test, based on a discounted future cash flows approach. If prior or future acquisitions are not accretive to our results of operations as expected, or the fair value of a reporting unit declines dramatically, we may be required to complete the second step which requires significant judgments and estimates and which may result in material impairment charges in the period in which they are determined. Effective January, 1, 2009, we will account for acquisitions according SFAS 141(R), Business Combinations, which replaces SFAS 141.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. Although we hold no ownership interest in the voting shares of Sapient S.p.A., the management team of Sapient S.p.A. is the exclusive licensee of Sapient’s intellectual property in Italy, and we are entitled to a royalty equal to 2% of the annual revenue of Sapient S.p.A. beginning July 2, 2005. We received royalty payments of approximately $57,000, $152,000 and $465,000 in 2006, 2007 and 2008, respectively, which are included in services revenue in our consolidated statement of operations.

We had an option to purchase 100% of the ownership of Sapient S.p.A., from 2007 through 2010. In March 2008, in connection with the acquisition of 100% of the outstanding shares of Sapient S.p.A by a third party investor, we terminated both the royalty arrangement and the call option with Sapient S.p.A, resulting in a receivable of $775,000. Of the $775,000, $465,000 was the aforementioned royalty payment and the residual $310,000 has been recognized as other income during 2008. We do not have any other arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Discontinued Operations

On May 2, 2006, we sold 100% of its investment in HWT, our majority-owned, fully consolidated subsidiary, for which we received net cash proceeds of approximately $5.4 million. Net assets sold included cash of approximately $274,000. We received additional cash proceeds of approximately $530,000 and $720,000 during 2007 and 2008, respectively, related to holdback and escrow in accordance with the terms of the agreement. In addition, we were eligible to receive up to $2.0 million in additional earn-out payments in 2008. On July 1, 2008, we were notified that the earn-out payment was not earned. We have reflected HWT’s historical results as discontinued operations in the consolidated financial statements for all periods presented. The sale of HWT resulted in a net gain on disposal (after tax) of $4.8 million. Gross revenues for HWT were $1.3 million for the year ended December 31, 2006. Income (loss) of the discontinued operation was approximately ($433,000) for the year ended December 31, 2006. The gross revenue and income (loss) figures noted above for HWT for 2006 only include amounts recorded through April 30, 2006, as HWT was disposed of on May 2, 2006. Our financial statements and all financial information included in this report for 2006 and prior periods reflect the results of operations for HWT as a single line item listed as “Loss from discontinued operations.”

Related Party Transactions

In October of 2006, in connection with his resignation as Chief Executive Officer, Jerry A. Greenberg and Sapient entered into a consulting agreement pursuant to which Mr. Greenberg may provide consulting services to the Company in respect of long-term strategic planning, ongoing client relations and general business development. The initial consulting agreement, effective October 16, 2006, had an initial term of one year and could be terminated by either party upon written notice. In November of 2007, the agreement term was extended for a two-year period and will expire on November 8, 2009. The amounts earned under this arrangement were $200,000 for 2008, $150,000 for 2007 and $70,000 for 2006.

From November 2006 through March 31, 2008, the Company received compensation consulting services from Pearl Meyer & Partners, a compensation consultancy (“Pearl Meyer”). Fees paid to Pearl Meyer for services rendered in each of 2006, 2007, and 2008 were $69,000, $402,000, and $6,000, respectively. Aggregate fees paid by the Company to Pearl Meyer since the beginning of its engagement were approximately $477,000. In August 2007, James M. Benson joined the Company’s Board of Directors. Mr. Benson is a principal of and holder of a 17.5% ownership interest in, Clark Wamberg, LLC (“Clark Wamberg”) the parent of Pearl Meyer. As of January 1, 2009, the Company no longer receives consulting services from nor has any obligation to Pearl Meyer.

Results of Operations

The following table sets forth items included in our consolidated statements of operations as a percentage of service revenues of:

	Year Ended December 31,
	2008	2007	2006

Revenues:
Service revenues	100%	100%	100%
Reimbursable expenses	4%	4%	4%

Total gross revenues	104%	104%	104%
Operating expenses:
Project personnel expenses	66%	68%	67%
Reimbursable expenses	4%	4%	4%

Total project personnel expenses and reimbursable expenses	70%	72%	71%
Selling and marketing expenses	5%	6%	6%
General and administrative expenses	19%	22%	27%
Restructuring and other related charges	0%	0%	0%
Amortization of intangible assets	0%	0%	1%

Total operating expenses (excluding reimbursable expenses)	90%	97%	101%

Income (loss) from operations	10%	3%	(1%)
Other income, net	0%	0%	0%
Interest income	1%	1%	1%

Income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	11%	4%	1%
Provision for income taxes	2%	2%	1%

Income from continuing operations before discontinued operations and cumulative effect of accounting change	9%	3%	0%
(Loss) income from discontinued operations	0%	0%	0%
Gain on disposal of discontinued operations (net of tax provision of $342)	0%	0%	1%

Income before cumulative effect of accounting change	9%	3%	1%
Cumulative effect of accounting change	0%	0%	0%

Net income	9%	3%	1%

Years Ended December 31, 2008 and 2007

Service Revenues

Our service revenues for 2008 and 2007 were as follows:

	Year Ended
	December 31,	December 31,		Percentage
	2008	2007	Increase	Increase
	(In thousands, except percentages)

Service revenues	$662,412	$546,438	$115,974	21%

The year-over-year increase in our service revenues is primarily due to an increase in demand for our services during 2008 from clients across the majority of key sectors, and to a lesser extent, $17.0 million of service revenues from our August 6, 2008, acquisition of DCG. In particular, we experienced growth from clients in: i) the Financial Services sector, which increased 36%, or $53.9 million, ii) the Government, Health and Education sector, which increased 37%, or $26.4 million, iii) the Retail and Consumer Products sector, which increased 22%, or $24.2 million, and iv) the Energy Services sector, which increased 34%, or $23.4 million. These increases were offset by a decrease in service revenues from the Technology and Communications sector, which decreased 6%, or $8.1 million. Our growth in these sectors in 2008 was a result of the combination of new client wins, follow-on projects from existing clients, and to a lesser extent, our DCG acquisition which operates solely in the Financial Services sector. Excluding DCG, the year-over-year increase in service revenues was $99.0 million, or 18%, and growth in service revenues from clients in the Financial Services Sector increased $36.9 million, or 25%. The increased demand supported our average project personnel peoplecount increase of 14% for the twelve months ended December 31, 2008, compared to the same period in 2007. Average utilization for the twelve months ended December 31, 2008, was 78%, a five point increase compared to 73%, the average utilization for the twelve months ended December 31, 2007.

Service revenues increased 23% in local currency terms compared to the 21% increase in U.S. dollars. The decrease of 2 percentage points in local currency terms is due to the appreciation of the U.S. dollar against the major foreign currencies, in which we earn revenue abroad, primarily in the second half of 2008. Our Recurring Revenues decreased to 43% of our service revenues for the twelve months ended December 31, 2008, compared to 44% the same period in 2007. Recurring Revenues are revenue contracts with a duration equal to or greater than twelve months in which the client has committed spending levels, which are cancelable, to us or has chosen us as an exclusive provider of certain services.

In 2008, our five largest clients accounted for approximately 24% of our revenues in the aggregate and no single client accounted for 10% or more of such revenues. In 2007, our five largest clients accounted for approximately 26% of our revenues in the aggregate and one client, Sprint Nextel, accounted for 10% of such revenues.

Project Personnel Expenses

Project personnel expenses consist principally of salaries and employee benefits for personnel dedicated to client projects, independent contractors and direct expenses incurred to complete projects that were not reimbursed by the client. These expenses represent the most significant costs we incur in providing our services.

	Year Ended
	December 31,	December 31,	Increase/		Percentage
	2008	2007	(Decrease)		Increase
	(In thousands, except percentages)

Project personnel expenses	$435,508	$372,363	$63,145		17%
Project personnel expenses as a percentage of service revenues	66%	68%	(2 pts	)

Project personnel expenses increased by $63.1 million for the year ended December 31, 2008, as compared to the same period in 2007, and also decreased as a percentage of service revenues. The increase in expense was due to an increase of 14% in project personnel peoplecount, which increased salary related expenses by $57.4 million and other incentive compensation-related expenses of $5.0 million. In addition, use of independent contractors and consultants increased $5.0 million for the year ended December 31, 2008, as compared to the same period in 2007, to support the demand in of our business concentrated in specialized areas. These increases were offset by decreases in stock-based compensation expense of $2.0 million, primarily due to a $1.7 million reduction in expense due to a change in forfeiture estimate, a decrease in travel expense of $1.4 million as we made a concerted effort to reduce travel expenses in fourth quarter of 2008, and a reduction in equipment expense of $0.9 million as a result of a project-specific, non-recurring expense in 2007. The decrease in project personnel expenses as a percentage of service revenues for the year ended December 31, 2008, as compared to the same period in 2007, is the result of our revenue growth of 21% and an increase in utilization to 78% in 2008 from 73% in 2007.

Selling and Marketing Expenses

Selling and marketing expenses consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses.

	Year Ended
	December 31,	December 31,	Increase/		Percentage
	2008	2007	(Decrease)		Increase
	(In thousands, except percentages)

Selling and marketing expenses	$36,233	$33,113	$3,120		9%
Selling and marketing expenses as a percentage of service revenues	5%	6%	(1 pt	)

Selling and marketing expenses increased by $3.1 million for the year ended December 31, 2008 as compared to the same period in 2007. The increase in expense was primarily due to an increase in travel and other marketing related expenses of $2.7 million in addition to an increase in compensation expense of $1.0 million, both of which increased in the first nine months of 2008. These increases were offset by a $0.3 million decrease in consultant expense due to non-recurring training and project-specific expenses in 2007 and a decrease of $0.3 million in stock-based compensation as a result of the change in forfeiture estimate.

General and Administrative Expenses

General and administrative expenses relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses.

	Year Ended
	December 31,	December 31,	Increase/		Percentage
	2008	2007	(Decrease)		Increase
	(In thousands, except percentages)

General and administrative expenses	$123,188	$120,617	$2,571		2%
General and administrative expenses as a percentage of service revenues	19%	22%	(3 pts	)

General and administrative expenses increased $2.6 million for the year ended December 31, 2008, compared to the same period in 2007. The increase was due to: i) an increase of $5.9 million in rent, facility, maintenance and other related expenses due to the addition of several new offices during 2008 and the latter portion of 2007, ii) a $3.0 million, or 9%, increase in salary and benefits and other compensation related expenses due to an increase of 8% in general and administrative peoplecount during 2008, iii) an increase of $1.7 million in bad debt expense as 2007 included a $1.8 million benefit for recoveries of doubtful accounts as there was a management focus on collections and reductions in 2007, iv) an increase of $2.4 million, in the aggregate, of accounting and legal fees, v) an increase of $1.3 million in depreciation expense, primarily due to our expansion in India in the fourth quarter of 2007, vi) a net $0.8 loss on our realized and unrealized foreign currency hedge positions, and vii) a increase in losses recognized on disposals of fixed assets of $0.5 million, primarily due to vacating a portion of our Bangalore, India, office as of December 31, 2008. These increases were offset by; i) a decrease of $8.3 million in consultant expenses as a result of non-recurring, restatement related expenses in 2007, ii) a $3.3 million reduction in foreign currency transaction expense, iii) a decrease in stock-based compensation expense of $0.4 million due to the change in forfeiture estimate, and iv) a $0.7 million decrease in travel expense.

Our general and administrative expenses include foreign currency transaction gains of approximately $2.6 million for the year ended December 31, 2008, compared to a foreign currency transaction loss of approximately $0.7 million for the same period in 2007. These gains and losses were primarily related to intercompany foreign currency translations that were of a short-term nature. General and administrative expenses include a benefit for recoveries of doubtful accounts in the amount of $0.1 million for 2008 compared to a benefit of $1.8 million in 2007. As mentioned above, in 2007, we successfully increased our efforts to collect overdue accounts receivable balances through increased management focus on collections and reductions in aging.

Restructuring and Other Related Charges

2006 — Restructure Event

During the first quarter of 2006, we initiated a restructuring plan in the United Kingdom to better position ourselves to capitalize on market opportunities. As a result, 28 employees were terminated and we recorded $332,000 and $240,000 in restructuring and other related charges for severance and termination benefits in the first and second quarter of 2006, respectively, in accordance with SFAS Statement No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities (“SFAS No. 146”). These charges were recorded in the United Kingdom segment in our Results by Operating Segment. We paid the entire liability during 2006. As of December 31, 2006, there were no remaining accrual amounts related to this restructuring event.

Workforce
(In thousands)

2006 Provision	$572
Cash utilized	(572)

Balance, December 31, 2006	$—

2005 — Restructure Event

During the fourth quarter of 2005, we initiated a restructuring plan to streamline general and administrative (“G&A”) activities. This initiative included the transfer of certain finance, human resources, and internal IT functions to India. As of December 31, 2006, this initiative resulted in the reduction of 21 employees and charges of approximately $430,000 during 2006 and $300,000 during 2005 to restructuring and other related charges for severance, termination benefits and stay-bonuses in accordance with SFAS No. 112, and SFAS No. 146. These charges were not recorded to a segment because they impacted an area of the business that supports all business units, but are included in ‘Reconciling items’ in the Results by Operating Segment. We paid approximately $505,000 through the end of 2006 and paid the remainder during 2007.

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

During 2008, we recorded restructuring and other related charges of approximately $194,000, which was related to two items. The first involved recording a restructuring charge associated with a change of estimated operating expenses to be incurred in connection with three previously restructured leases, the last of which ends in 2011. On an annual basis we receive a true-up of actual operating charges incurred from the landlord. Based on this true-up, we estimated that future operating expenses will exceed our prior estimate by $680,000. The second item was the result of a restructuring benefit of approximately $486,000 associated with the re-occupation of approximately 3,900 square feet of previously restructured space in our Munich, Germany office. During 2007, we recorded restructuring and other related charges of $32,000, which were due to a change in assumptions associated with the Company’s various restructured facilities offset by an increase in sublease income associated with previously restructured facilities. During 2006, we recorded restructuring and other related charges of approximately $910,000, of which $465,000 related to an increase in operating expense assumptions associated with our previously restructured facilities. The remaining $445,000 was primarily due to a decrease in estimated sublease income resulting from changes in market leasing conditions on previously restructured facilities.

Facilities
(In thousands)

Balance at December 31, 2005	$21,275
2006 provision	910
Cash utilized	(6,630)
Non-cash utilized	(172)

Balance at December 31, 2006	$15,383

2007 provision	32
Cash utilized	(3,867)
Non-cash utilized	(275)

Balance at December 31, 2007	$11,273

2008 provision	194
Cash utilized	(3,542)
Non-cash utilized	(3)

Balance at December 31, 2008	$7,922

The total remaining accrued restructuring costs for all events are $7.9 million at December 31, 2008. The net cash outlay over the next 12-month period is expected to be $3.1 million and the remainder will be paid through 2011.

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

Amortization of Intangible Assets

During 2008, amortization of intangible assets consisted primarily of non-compete and no-solicitation agreements, customer list and tradename related to the 2008 acquisition of DCG, non-compete and non-solicitation agreements and customer list related to the 2006 acquisition of Planning Group International, Inc (“PGI”) and the SAP license agreement and customer list relating to a 2005 acquisition. During 2007, amortization of intangible assets consisted primarily of non-compete and non-solicitation agreements and customer list related to the 2006

PGI acquisition and the SAP license agreement and customer list relating to a 2005 acquisition. Amortization expense related to intangible assets was $2.7 million for 2008 and $2.0 million for 2007. The primary reason for the increase in amortization expense from 2007 to 2008 is the 2008 DCG acquisition.

Interest and Other Income

Interest and other income is derived primarily from investments in U.S. government securities, corporate debt securities, auction rate securities, commercial paper, time deposits, and money market funds.

	Year Ended
	December 31,	December 31,		Percentage
	2008	2007	Increase	Increase
	(In thousands, except percentages)

Interest and other income	$7,086	$5,900	$1,186	20%

Interest and other income increased $1.2 million due to approximately $1.2 million in non-recurring items for the twelve months ended December 31, 2008, of which $0.5 million was for a recovery of legal expenses related to a lease, $0.4 million for a recovery of expenses related to an employee matter and $0.3 million related to a termination agreement eliminating the call option with Sapient S.p.A, an Italian firm in which we held no ownership interest in, though we had an option to purchase 100% of the ownership of Sapient S.p.A from 2007 through 2010. These increases in other income were offset by a $0.3 unrealized loss related to auction rate securities, the net of a $2.0 million impairment charge and a $1.7 million credit for the value of our Put Right with UBS (see Summary of Critical Accounting Policies; Valuation and Impairment of Investments and/or Marketable Securities). Interest income also increased by $0.3 million for the twelve months ended December 31, 2008, compared to the same period in 2007, due to higher average cash balances, offset by a more conservative investment strategy and lower interest rates.

Provision for Income Taxes

For the years ended December 31, 2008 and 2007, we recorded an income tax provision of $9.2 million and $9.0 million respectively. Our income tax provision is primarily related to foreign, federal alternative minimum tax and state tax obligations. We have deferred tax assets that have arisen primarily as a result of net operating losses in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of losses incurred in the United States during 2006 and 2007, and our inability to predict the extent, and timing of profitability in future periods due to general economic conditions; we have continued to record a valuation allowance against our United States deferred tax assets of $112.0 million at December 31, 2008 and $117.4 million at December 31, 2007. As of December 31, 2008, and reflected in the tax provision, is a deferred tax liability of approximately $1.1 million that has been recorded as a result of the goodwill recorded as a result of acquisitions.

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

The tables below present the service revenues and income before income taxes attributable to these operating segments for the periods presented:

	2008	2007
Service Revenues	(In thousands)

North America	$408,779	$357,084
Government Services	28,272	23,151
Europe	225,361	166,203

Total Service Revenues	$662,412	$546,438

	2008	2007
	(In thousands)

Income before Income Taxes
North America(1)	$96,453	$83,574
Government Services(1)	8,815	5,887
Europe(1)	69,351	45,339

Total Reportable Segments(1)	174,619	134,800
Less Reconciling Items(2)	(102,904)	(110,625)

Consolidated Income before Income Taxes	$71,715	$24,175

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unti segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income before income taxes include the following:

	2008	2007
	(In thousands)

Centrally managed functions	$92,050	$87,887
Restructuring and other related charges	194	32
Amortization of intangible assets	2,660	2,038
Stock-based compensation expense	15,122	17,996
Interest and other income, net	(7,086)	(5,900)
Unallocated expenses(3)	(36)	8,572

	$102,904	$110,625

(3)	Includes corporate portion of both selling, marketing and general and administrative expenses.

Years Ended December 31, 2008 and 2007

Service Revenues by Operating Segments

Service revenues for our North America operating segment increased by 15% both in U.S. dollars and in local currency terms for the twelve months ended December 31, 2008 as we continued to see a strong market demand for our services from new and existing clients. In particular, we experienced strong growth from clients in: i) the Retail and Consumer products sector which increased 36%, or $25.8 million, ii) the Financial Services sector which increased 19% or $23.6 million, and iii) the Energy Services sector which increased 42% or $20.6 million. These increases were offset by a decrease in the Technology and Communications sector, which decreased $18.7 million, or 26%. The increased demand from the Retail and Consumer products, Financial and Energy Services sectors supported our average project personnel peoplecount increasing 14% for the twelve months ended December 31, 2008 compared to the same period in 2007. We had an increase in utilization of one percentage point to 75% from 74%, for the twelve months ended December 31, 2008, compared to the same period in 2007. North America’s use of independent contractors and consultants increased 1% during the twelve months ended December 31, 2008, compared to the same period in 2007.

Service revenues for our Europe operating segment increased by 36% in U.S. dollars for the twelve months ended December 31, 2008, compared to the same period in 2007. Excluding DCG, service revenues for our Europe operating segment increased by 25% and increased by 31% in local currency terms for the twelve months ended December 31, 2008, compared to the same period in 2007. Service revenues for our Europe operating segment increased as we continued to see a strong market demand for our services from new and existing clients. In particular we experienced strong growth from clients in; i) the Financial Services sector, which increased 131%, or $30.2 million, ii) the Government, Health and Education sector, which increased 65%, or $17.3 million, and iii) the Technology and Communications sector, which increased 18%, or $10.5 million. The increased demand from these sectors supported our average project personnel peoplecount increasing 13% for the twelve months ended December 31, 2008, compared to the same period in 2007. Excluding DCG, utilization increased by four points, to 77% from 73%, for the twelve months ended December 31, 2008, compared to 2007. During the same periods we also increased our use of contractors and consultants by 23%, the increase due to supporting the growth of our business concentrated in specialized areas. Excluding DCG, which operates solely in the Financial Services sector, service revenues from clients in the Financial Services sector increased 57%, or $13.2 million, during the twelve months ended December 31, in 2008.

Service revenues for our Government Services operating segment increased by 22% during the twelve months ended December 31, 2008, compared to the same period in 2007. Service revenue for our Government Services segment increased as we continued to see a strong market demand for our services in this segment. The increased demand in these sectors supported our average project personnel peoplecount increasing 21% for the twelve months ended December 31, 2008, compared to the same period of 2007. In addition, utilization remained constant in 2008, compared to the same period in 2007.

Operating Income by Operating Segments

Our North America operating segment experienced an increase in operating income of $12.9 million, or 15%, for the twelve months ended December 31, 2008, compared to the same period in 2007. The increase in operating income is a result of service revenues increasing at a greater volume than project personnel expenses, as both service revenues and project personnel expenses increased 15%.

Our Europe operating segment experienced an increase in operating income of $24.0 million, or 53%, for the twelve months ended December 31, 2008, compared to the same period in 2007. The increase in operating income is a result of service revenue growth which outpaced the increase in project personnel expenses. The service revenue improvements increased revenue by 36% while project personnel expenses increased by only 29% as utilization increased to 77% in 2008 from 73% in 2007.

Our Government Services operating segment experienced an increase in operating income of $2.9 million, or 50%, for the twelve months ended December 31, 2008, compared to the same period of 2007. The increase in operating income is a result of service revenue growth which outpaced the increase in project personnel expenses. The service revenue improvements increased revenue by 22% while project personnel expenses increased by only 13%.

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

Project Personnel Expenses

	Year Ended
	December 31,	December 31,		Percentage
	2007	2006	Increase	Increase
	(In thousands, except percentages)

Project personnel expenses	$372,363	$270,213	$102,150	38%
Project personnel expenses as a percentage of service revenues	68%	67%	1 pt

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

Selling and Marketing Expenses

	Year Ended
	December 31,	December 31,		Percentage
	2007	2006	Increase	Decrease
	(In thousands, except percentages)

Selling and marketing expenses	$33,113	$24,025	$9,088	38%
Selling and marketing expenses as a percentage of service revenues	6%	6%	0 pts

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

General and Administrative Expenses

	Year Ended
	December 31,	December 31,	Increase/		Percentage
	2007	2006	Decrease		Increase
	(In thousands, except percentages)

General and administrative expenses	$120,617	$109,022	$11,595		11%
General and administrative expenses as a percentage of service revenues	22%	27%	(5 pts	)

General and administrative expenses increased $11.6 million for the year ended December 31, 2007, compared to the same period in 2006. The increase was due to increased salaries and employee benefits of $8.8 million associated with increased headcount to support our worldwide growth in revenues and billable headcount, an increase of approximately $2.1 million of stock-based compensation, and an increase of approximately $1.2 million in rent expense due to the addition of several new offices, offset by a decrease of $2.2 million in legal and consulting fees related to the stock-based compensation review and restatement. In addition, depreciation and maintenance expense increased by $4.3 million, primarily as a result of our expansion in India. The number of general and administrative personnel increased to 773 as of December 31, 2007, of which 518 were India based, compared to 661, 439 of which were India based at December 31, 2006. The additions in 2007 were primarily in finance, hiring and administrative groups.

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

	Year Ended
	December 31,	December 31,		Percentage
	2007	2006	Decrease	Decrease
	(In thousands, except percentages)

Interest and other income	$5,900	$6,167	$(267)	−4%

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

Provision for (Benefit from) Income Taxes

For the years ended December 31, 2007 and 2006, we recorded an income tax provision of approximately $9.0 million and $4.4 million respectively. Our income tax provision is primarily related to foreign, federal alternative minimum tax and state tax obligations. We have deferred tax assets that have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of losses incurred in the United States during 2006 and 2007, and our inability to predict the extent and timing of profitability in future periods; in the United States, we have continued to record a valuation allowance against our deferred tax assets of $117.4 million, at December 31, 2007 and $119.0 million at December 31, 2006. As of December 31, 2007, and reflected in the tax provision, is a deferred tax liability of approximately $1.1 million that has been recorded as a result of the goodwill acquired in connection with acquisitions, as well as approximately $0.6 million related to the effects of certain tax rate changes in foreign jurisdictions.

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

The tables below present the service revenues and operating income attributable to these operating segments for the periods presented.

	2007	2006
	(In thousands)

Service Revenues
North America	$357,084	$282,989
Government Services	23,151	15,952
Europe	166,203	106,641

Total Service Revenues	$546,438	$405,582

	2007	2006
	(In thousands)

Income From Continuing Operations before Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change
North America(1)	$83,574	$74,433
Government Services(1)	5,887	2,993
Europe(1)	45,339	28,965

Total Reportable Segments(1)	134,800	106,391
Less Reconciling Items(2)	(110,625)	(103,378)

Consolidated Income from Continuing Operations before
Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change	$24,175	$3,013

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unti segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income before income taxes include the following:

	2007	2006
	(In thousands)

Centrally managed functions	$87,887	$77,461
Restructuring and other related charges	32	1,340
Amortization of intangible assets	2,038	3,564
Stock-based compensation expense	17,996	12,410
Interest and other income, net	(5,900)	(6,167)
Unallocated expenses(3)	8,572	14,770

	$110,625	$103,378

(3)	Includes corporate portion of both selling, marketing and general and administrative expenses.

Years Ended December 31, 2007 and 2006

Service Revenues by Operating Segments

Consolidated service revenues for the year ended December 31, 2007, compared to the same period of 2006, increased 35% in U.S. dollars and 32% in local currency terms. Service revenues for our North America operating segment increased 26% for the year ended December 31, 2007 as compared to the same period of 2006. Service revenues for our Europe operating segment increased 56% or 44% in local currency, for the year ended December 31, 2007 as compared to the same period of 2006. Service revenues for our Government Services operating segment increased 45% for the year ended December 31, 2007 as compared to the same period of 2006. The increases in all operating segments are a result of organic growth, as we continue to experience strong demand in all marketplaces.

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

Liquidity and Capital Resources

During 2008 and 2007 we funded our operations with cash flows generated from operations. Currently, we invest the majority of our excess cash in money market funds, time deposits with maturities of less than or equal to 60 days and other cash equivalents. At December 31, 2008, we had approximately $192.6 million in cash, cash equivalents, restricted cash and marketable investments, compared to $178.1 million at December 31, 2007. This increase was primarily due to cash flow from operations of $85.1 and sales and maturities of marketable investments, net of purchases and reclassifications, of $34.8 million, offset by cash paid for acquisitions including transaction costs, net of cash received, of $23.5 million, the effect of exchange rate changes on cash and cash equivalents of $21.6 million, purchases of property, plant and equipment of $17.9 million and repurchases of common stock of $9.9 million.

We have deposited approximately $2.5 million with various banks as collateral for letters of credit and performance bonds, and have classified this cash as restricted on our consolidated balance sheet at December 31, 2008.

At December 31, 2008, we had the following contractual obligations:

	Payments Due By Period
	Less Than	1 - 3	3 - 5	More Than
	One Year	Years	Years	5 Years	Total
	(In thousands)

Operating leases	$10,070	$16,414	$8,447	$11,600	$46,531
Cash outlays for restructuring and other related activities(1)	2,837	4,970	—	—	7,807
Purchase obligations(2)	536	129	—	—	665
Uncertain tax positions	—	6,669	—	—	6,669

Total	$13,443	$28,182	$8,447	$11,600	$61,672

(1)	Cash outlay for restructuring and other related activities include minimum future lease and related payments for excess facilities, net of estimated sublease income of $9.9 million under existing arrangements, excluding expected sublease arrangements of approximately $0.8 million and estimated operating costs.

(2)	Purchase obligations represent minimum commitments due to third parties, including subcontractor agreements, telecommunications contracts, IT maintenance contracts in support of internal use of software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties, have been excluded. Amounts presented also exclude accounts payable and accrued expenses at December 31, 2008.

Cash provided by operating activities was $85.1 million for 2008, primarily attributable to net income of $62.5 million, adjusted for: i) an increase in income taxes payable of $6.4 million, ii) an increase of $3.0 million in deferred revenues, iii) increases of $2.0 million in accrued compensation and accrued expenses, iv) and net non-cash charges of $35.7 million, including $19.9 million of depreciation and amortization and $15.1 million of stock-based compensation expense. These increases to cash provided by operating activities were offset by an increase in unbilled revenue of $15.9 million, an increase in accounts receivable of $7.1 million, and a decrease in accrued restructuring of $3.3 million. Days sales outstanding (“DSO”) is calculated based on actual total revenue for the three months ended December 31, 2008 and 2007 and accounts receivable, net, adjusted for unbilled revenues on contracts and deferred revenues on contract balances as of December 31, 2008 and 2007. Our DSO, net increased from 57 days for 2007 to 61 days for 2008.

Cash used in investing activities was $7.8 million for 2008. This was due primarily to cash paid for acquisitions, including transaction costs, net of cash received of $23.5 million, the majority of which was consideration for the acquisition of DCG, and purchases of property and equipment and cost of internally developed software of $17.9 million. These increases in cash used by investing activities were offset by sales and maturities of marketable securities, net of purchases and the designation of cash equivalents to short-term investments, of $34.8 million.

Cash used by financing activities was $5.1 million in 2008, as we repurchased approximately 1.4 million shares of our common stock for an aggregate purchase price of $9.9 million and paid $1.4 million for a bank loan inherited in the DCG transaction. These uses of cash were offset by $6.2 million of proceeds from stock option exercises.

Consistent with prior years, the Company expects its first quarter 2009 operating cash flow to be negative, primarily due to the annual performance bonuses it expects to pay in the first quarter of 2009.

Commencing on February 13, 2008, certain Auction Rate Securities (“ARS”) that we held experienced failed auctions that limited the liquidity of these securities. As of December 31, 2008, all our ARS, which totaled, at par, $19.4 million, have experienced auction failures. Based on current market conditions, it is likely that auction failures will continue that could result in either temporary or additional other-than-temporary impairments of our ARS holdings. On November 5, 2008, we accepted an offer from UBS AG (“UBS”), one of our investment brokers through whom we purchased $17.9 million of our ARS, that grants us the right to sell to UBS all $17.9 million of ARS, at par, at any time during a two-year period beginning June 30, 2010 (the “Put Right”). As a result, we reclassified the $17.9 million ARS held with UBS to “trading” securities, per SFAS No. 115, and recorded a net charge of $0.3 million in “other income, net” on our consolidated statements of operations to mark both the ARS and Put Right to fair value. We will continue to reflect the change in fair value of our investments with UBS and the Put Right in “other income, net” in future periods. We may be unable to liquidate our ARS securities, and there is no guarantee UBS will be able to redeem the Put Right on or after June 30, 2010. Should we be unable to liquidate the $17.9 million in ARS investments held with UBS in the future, our lack of access to the underlying value could have a material impact on our income and results in operations. We intend to exercise the Put Right within the two year period prescribed in the offer from UBS if we are unable to liquidate these ARS in the interim. We have the ability and intend to hold the $1.5 million ARS not invested with UBS until a successful auction or other liquidating event occurs and they are liquidated at par.

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

New Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement. Relative to SFAS No. 157, the FASB issued FASB Staff Positions (“FSP”) No. 157-1 and No. 157-2. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions. FSP No. 157-2, “Effective Date of FASB Statement No. 157-2”, provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. If the fair value option is elected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date. Upon initial adoption of this Statement an entity is permitted to elect the fair value option for available-for-sale and held-to-maturity securities previously accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The effect of reclassifying those securities into the trading category should be included in a cumulative-effect adjustment of retained earnings and not in current-period earnings and should be separately disclosed. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The adoption of this statement did not have an impact on the Company’s consolidated results of operations and financial condition as the fair value option was not elected for any of our financial assets and liabilities as of the adoption date. See Note 5 for a discussion of our fair value election in November 2008 with respect to our Put Right.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies including contingent consideration, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations occurring in fiscal years beginning after December 31, 2008. The Company expects that the adoption of SFAS No. 141R will have an effect on how it accounts for future business combinations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We account for our marketable securities as “available-for-sale” or “trading” securities in accordance with SFAS No. 115. Available-for-sale securities are carried on the balance sheet at fair value with unrealized gains and losses reflected in the “accumulated other comprehensive (loss) income” section of our consolidated balance sheet. Trading securities are carried on the balance sheet at fair value with unrealized gains and losses reflected in the “other income, net” section of our consolidated statements of operations.

Our marketable securities portfolio, which totaled, at par, $22.9 million at December 31, 2008, include $19.4 million, at par, of ARS classified as marketable securities, and $3.5 million, in the aggregate, of a money market fund and corporate debt securities. At December 31, 2008, our ARS classified as available-for-sale total, at par, $1.5 million and our ARS classified as trading securities total, at par, $17.9 million. At December 31, 2007, all of our marketable securities were classified as available-for-sale. The reclassification of available-for-sale securities to trading were as a result of our acceptance of UBS’s offer regarding our ARS investment (see Liquidity and Capital Resources). Our ARS of $19.4 million are from various issuers collateralized by student loans and municipal debt. ARS are securities with long-term contractual maturities but with interest rates that are reset every seven to thirty-five days by auctions. At the end of each reset period, investors can sell or continue to hold the securities at par. As all of our ARS have experienced auction failures since February 13, 2008, it is likely that auction failures will continue. As a result, declines in value of our $17.9 million ARS classified as trading securities are considered other-than-temporary and are recorded in “other income, net” on our consolidated statement of operations. If in the future we determine that any decline in value of our remaining $1.5 million ARS is other-than-temporary, the loss will be recorded in our consolidated statement of operations. Further, as the funds associated with the ARS may not be accessible for in excess of twelve months because of continued failed auctions or our inability to find a buyer outside of the auction process, we classify these securities and the Put Right as long-term assets in our consolidated balance sheet as of December 31, 2008.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. If any of our trading securities are sold prior to maturity at a loss and/or experience declines in fair value, these charges will be recorded in “other income, net” and could materially affect our earnings. Should interest rates fluctuate by 10 percent, the change in value of our marketable securities would not have been significant as of December 31, 2008 and our interest income would have changed by approximately $0.6 million for our fiscal year 2008.

On June 1, 2005, we issued 313,943 shares of redeemable common stock which carry an embedded put option feature. If the average common stock per share price during the ten business days ending on each of the first, second and third anniversary of June 1, 2005, the closing date of a 2005 acquisition, is less than 25% ($2.1375 per share) of our share price, certain holders of the shares issued as consideration can require us to repurchase the shares at $2.1375 per share. In June 2006, 2007 and 2008, 89,474, 89,474 and 134,995, respectively, of the redeemable shares were reclassified into stockholders’ equity when the put option lapsed. As of December 31, 2008, there was no obligation to us.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates because a significant portion of our revenues, expenses, assets, and liabilities are denominated in currencies other than the U.S. dollar, primarily the British pound, the Euro, the Indian rupee and the Canadian dollar. These exposures may change over time as business practices evolve.

For the year ended December 31, 2008, approximately 44% of our revenues and approximately 57% of our operating expenses were denominated in foreign currencies, as compared to 38% and 42%, respectively, during the year ended December 31, 2007. In addition, 47% of our assets and 47% of our liabilities were subject to foreign currency exchange fluctuations at December 31, 2008, as compared to 43% and 47%, respectively, at December 31, 2007. We also have assets and liabilities in certain entities that are denominated in currencies other the entity’s functional currency.

Approximately 16% of our operating expenses for the year ended December 31, 2008 were denominated in Indian rupees. Because we have minimal associated revenues in Indian rupees, any movement in the exchange rate between the U.S. dollar and the Indian rupee has a significant impact on our operating expenses and operating profit. Approximately 25% of our service revenues are denominated in the British pound. Any movement in the exchange rate between the U.S. dollar and the British pound has a significant impact on our revenues and operating income. We manage this exposure through a risk management program that partially mitigates our exposure to operating expenses denominated in the Indian rupee and revenues denominated in the British pound, and that includes the use of derivative financial instruments which are not designated as accounting hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As of December 31, 2008 we had option contracts outstanding in the notional amount of approximately $18.0 million ($12.2 million for our Indian rupee contracts and $5.8 million for our British pound contracts). Because these instruments are option collars that are settled on a net basis with the bank, we have not recorded the gross underlying notional amounts in our assets and liabilities as of December 31, 2008. During 2007, we recognized approximately $1.1 million of realized losses on these instruments and as of December 31, 2008 we had net unrealized gains of approximately $0.3 million recorded in general and administrative expenses related to open positions as of the balance sheet date.

We also performed a sensitivity analysis of the possible loss that could be incurred on these contracts as a result of movements in the Indian rupee. Changes of 10%, 15% and 20% of the underlying average exchange rate of our unsettled Indian rupee positions as of December 31, 2008 would result in maximum losses on these positions of $0.4 million, $0.9 million, and $1.4 million, respectively. Changes of 10%, 15% and 20% of the underlying average exchange rate of our unsettled British pound positions as of December 31, 2008 would result in maximum losses on these positions of $0.2 million, $0.3 million, and $0.4 million, respectively. Positions expire in January and February of 2009 and therefore, any losses in respect to these positions after December 31, 2008 would be recognized in the three months ending March 31, 2009.

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sapient Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston Massachusetts
February 23, 2009

SAPIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$169,340	$118,697
Marketable securities	3,462	57,667
Restricted cash, current portion	372	458
Accounts receivable, less allowance for doubtful accounts of $395 and $956 at December 31, 2008 and 2007, respectively	88,930	82,413
Unbilled revenues	43,665	33,403
Deferred tax assets, current portion	1,835	1,557
Prepaid expenses	7,033	8,054
Other current assets	11,355	13,109

Total current assets	325,992	315,358
Marketable securities	17,267	—
Restricted cash, net of current portion	2,139	1,294
Property and equipment, net	32,397	34,914
Purchased intangible assets, net	9,644	5,512
Goodwill	51,711	40,544
Deferred tax assets, net of current portion	7,520	5,164
Other assets	5,600	4,818

Total assets	$452,270	$407,604

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,977	$7,264
Accrued expenses	39,951	45,850
Accrued compensation	55,605	54,203
Accrued restructuring costs, current portion	3,123	3,584
Income taxes payable	6,653	1,107
Deferred tax liabilities, current portion	478	448
Deferred revenues, current portion	15,143	13,701

Total current liabilities	127,930	126,157
Accrued restructuring costs, net of current portion	4,799	7,689
Deferred revenues, net of current portion	289	577
Other long-term liabilities	17,305	12,332

Total liabilities	150,323	146,755
Commitments and contingencies (Note 14)
Redeemable common stock, par value $0.01 per share, 0 and 134,995 issued and outstanding at December 31, 2008 and 2007, respectively	—	290
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 authorized and none issued at December 31, 2008 and 2007	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 131,785,758 shares issued at December 31, 2008 and 2007	1,318	1,318
Additional paid-in capital	580,936	564,878
Treasury stock, at cost, 5,239,006 and 6,072,232 shares at December 31, 2008 and 2007, respectively	(24,165)	(24,240)
Accumulated other comprehensive income	(24,535)	12,686
Accumulated deficit	(231,607)	(294,083)

Total stockholders’ equity	301,947	260,559

Total liabilities, redeemable common stock and stockholders’ equity	$452,270	$407,604

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenues:
Service revenues	$662,412	$546,438	$405,582
Reimbursable expenses	25,076	19,551	16,061

Total gross revenues	687,488	565,989	421,643

Operating expenses:
Project personnel expenses	435,508	372,363	270,213
Reimbursable expenses	25,076	19,551	16,061

Total project personnel expenses and reimbursable expenses	460,584	391,914	286,274
Selling and marketing expenses	36,233	33,113	24,025
General and administrative expenses	123,188	120,617	109,022
Restructuring and other related charges	194	32	1,912
Amortization of intangible assets	2,660	2,038	3,564

Total operating expenses	622,859	547,714	424,797

Income (loss) from operations	64,629	18,275	(3,154)
Other income, net	1,280	422	1,929
Interest income, net	5,806	5,478	4,238

Income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	71,715	24,175	3,013
Provision for income taxes	9,239	8,959	4,432

Income (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	62,476	15,216	(1,419)
(Loss) from discontinued operations	—	—	(433)
Gain on disposal of discontinued operations (net of tax provision of $342)	—	—	4,834

Income before cumulative effect of accounting change	62,476	15,216	2,982
Cumulative effect of accounting change	—	—	154

Net income	$62,476	$15,216	$3,136

Basic income (loss) per share from continuing operations	$0.50	$0.12	$(0.01)

Diluted income (loss) per share from continuing operations	$0.48	$0.12	$(0.01)

Basic net income per share	$0.50	$0.12	$0.03

Diluted net income per share	$0.48	$0.12	$0.03

Weighted average common shares	125,988	124,180	123,692
Weighted average dilutive common share equivalents	3,176	3,711	—

Weighted average common shares and dilutive common share equivalents	129,164	127,891	123,692

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

								Accumulated
			Additional					Other		Total
	Common Stock		Paid-	Treasury Stock		Deferred	Comprehensive	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	In Capital	Shares	Amount	Compensation	Income	Income	Deficit	Equity
	(In thousands)

Balance at December 31, 2005	130,478	$1,304	$542,028	(6,952)	$(18,601)	$(11,927)		$1,051	$(312,435)	$201,420

Elimination of deferred compensation upon adoption of SFAS No. 123R	—	—	(11,927)	—	—	11,927		—	—	—
Cumulative effect of accounting change upon adoption of SFAS No. 123R	—	—	(154)	—	—	—		—	—	(154)
Shares issued under stock option and purchase plans	—	—	446	1,610	5,060	—		—	—	5,506
Stock-based compensation expense	—	—	10,723	288	977	—		—	—	11,700
Repurchase of common stock	—	—	—	(3,436)	(18,109)	—		—	—	(18,109)
Tax benefits from stock plans	—	—	220	—	—	—		—	—	220
Issuance of common stock in connection with acquisition	1,307	14	5,842	—	—	—		—	—	5,856
Reclassification of redeemable common stock (See Note 17)	—	—	191	—	—	—		—	—	191
Comprehensive income:
Net income	—	—	—	—	—	—	3,136	—	3,136	3,136
Other comprehensive income:
Currency translation adjustments	—	—	—	—	—	—	4,266	4,266	—	4,266
Net unrealized gain on investments	—	—	—	—	—	—	465	465	—	465

Total comprehensive income	—	—	—	—	—	—	$7,867	—	—	—

Balance at December 31, 2006	131,785	$1,318	$547,369	(8,490)	$(30,673)	$—		$5,782	$(309,299)	$214,497

Shares issued under stock option and purchase plans	—	—	2,134	2,565	8,934	—		—	—	11,068
Vesting of restricted stock, net			(3,216)	555	1,894					(1,322)
Stock-based compensation expense	—	—	17,996	—	—	—		—	—	17,996
Repurchase of common stock	—	—	—	(702)	(4,395)	—		—	—	(4,395)
Reclassification of redeemable common stock (See Note 17)	—	—	190	—	—	—		—	—	190
Tax benefit from employee stock option and purchase plans	—	—	405	—	—	—		—	—	405
Comprehensive income:
Net income	—	—	—	—	—	—	15,216	—	15,216	15,216
Other comprehensive income:
Currency translation adjustments	—	—	—	—	—	—	6,882	6,882	—	6,882
Net unrealized gain on investments	—	—	—	—	—	—	22	22	—	22

Total comprehensive income	—	—	—	—	—	—	$22,120	—	—	—

Balance at December 31, 2007	131,785	$1,318	$564,878	(6,072)	$(24,240)	$—		$12,686	$(294,083)	$260,559

Shares issued under stock option and purchase plans	—	—	425	1,304	5,759	—		—	—	6,184
Vesting of restricted stock, net			(5,252)	662	2,799					(2,453)
Stock-based compensation expense	—	—	15,122	—	—	—		—	—	15,122
Repurchase of common stock	—	—	—	(1,441)	(9,902)	—		—	—	(9,902)
Reclassification of redeemable common stock (See Note 17)	—	—	290	—	—	—		—	—	290
Issuance of common stock in connection with acquisition	—	—	5,388	308	1,419	—		—	—	6,807
Tax benefit from employee stock option and purchase plans	—	—	85	—	—	—		—	—	85
Comprehensive income:
Net income	—	—	—	—	—	—	62,476	—	62,476	62,476
Other comprehensive income:
Currency translation adjustments	—	—	—	—	—	—	(37,064)	(37,064)	—	(37,064)
Net unrealized gain on investments	—	—	—	—	—	—	(157)	(157)	—	(157)

Total comprehensive income	—	—	—	—	—	—	$25,255	—	—	—

Balance at December 31, 2008	131,785	$1,318	$580,936	(5,239)	$(24,165)	$—		$(24,535)	$(231,607)	$301,947

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$62,476	$15,216	$3,136
Adjustments to reconcile net income to net cash provided by operating activities:
Loss recognized on disposition of fixed assets	660	72	128
Unrealized gain on hedge positions	(264)	(11)	—
Unrealized loss on marketable securities and put right, net	310	—	—
Depreciation expense	17,218	15,300	10,016
Amortization of purchased intangible assets	2,660	2,038	3,564
Deferred income taxes	45	782	508
(Recovery of) provision for allowance for doubtful accounts, net	(54)	(1,426)	1,776
Stock-based compensation expense	15,122	17,996	12,410
Gain on disposal of discontinued operations	—	—	(4,834)
Cumulative effect of accounting change	—	—	(154)
Changes in operating assets and liabilities, net of acquisitions and disposition:
Accounts receivable	(7,132)	(3,676)	(6,993)
Unbilled revenues	(15,914)	1,726	(16,075)
Prepaid expenses	101	(1,823)	1,473
Other current assets	652	776	(8,835)
Other assets	(189)	(499)	(3,172)
Accounts payable	(685)	(3,342)	122
Accrued expenses	1,984	2,064	20,733
Accrued compensation	2,009	18,180	5,896
Accrued restructuring costs	(3,323)	(4,572)	(5,724)
Income taxes payable	6,409	(3,802)	646
Deferred revenues	3,002	(1,922)	2,680
Other long-term liabilities	(27)	5,124	899

Net cash provided by operating activities	85,060	58,201	18,200

Cash flows from investing activities:
Cash paid for acquisitions, including transaction costs, net of cash received	(23,517)	(883)	(27,655)
Cash received for sale of discontinued operations, net, and payment to minority stockholders	720	436	5,276
Purchases of property and equipment and cost of internally developed software	(17,889)	(20,361)	(14,333)
Sales and maturities of marketable securities	54,741	103,637	151,511
Purchases of marketable securities	(8,330)	(109,423)	(116,451)
Designation of cash equivalent to marketable securities	(11,626)	—	—
Cash paid on hedge positions, net	(955)	—	—
Restricted cash	(908)	360	(223)

Net cash used in investing activities	(7,764)	(26,234)	(1,875)

Cash flows from financing activities:
Principal payments under capital lease obligations	(68)	(106)	(135)
Repayment of bank loan	(1,364)	—	—
Tax benefit on employee stock option plans	85	182	—
Proceeds from stock option and purchase plans	6,184	11,068	5,506
Repurchases of common stock	(9,902)	(4,395)	(18,109)

Net cash (used in) provided by financing activities	(5,065)	6,749	(12,738)

Effect of exchange rate changes on cash and cash equivalents	(21,588)	4,959	1,487

Increase in cash and cash equivalents	50,643	43,675	5,074
Cash and cash equivalents, at beginning of period	118,697	75,022	69,948

Cash and cash equivalents, at end of period	$169,340	$118,697	$75,022

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

Sapient Corporation (“Sapient” or the “Company”), a global services firm, helps clients compete, evolve and grow in an increasingly complex marketplace. The Company markets its services through two primary areas of focus — Sapient Interactive and Sapient Consulting — positioned at the intersection of marketing, business and technology. Sapient’s Interactive services provide brand and marketing strategy, creative work, web design and development and emerging media expertise. Sapient’s Consulting services provide business and information technology (“IT”) strategy, process and system design, program management, custom development and package implementation, systems integration and outsourced services, including testing, maintenance and support. Headquartered in Boston, Massachusetts, Sapient maintains a global presence with offices across the United States and Canada, the United Kingdom, Germany, Singapore, Sweden, Switzerland, the Netherlands, and India.

(2)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned, controlled subsidiaries. All intercompany transactions have been eliminated in consolidation.

On August 6, 2008, the Company purchased 100% of the outstanding shares of Derivatives Consulting Group, Limited (“DCG”). The acquisition of DCG was accounted for under the purchase method of accounting and, accordingly, the results of operations have been included in the Company’s consolidated financial statements as of the acquisition date. On May 2, 2006, the Company sold 100% of its investment in HWT, Inc. (“HWT”), the Company’s majority-owned, fully consolidated subsidiary. The historical results of HWT have been presented as discontinued operations through the date of disposition. On January 3, 2006, the Company purchased 100% of the outstanding shares of Planning Group International, Inc. (“PGI”). The acquisition of PGI was accounted for under the purchase method of accounting and, accordingly, the results of operations have been included in the Company’s consolidated financial statements as of the acquisition date.

(b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates relied upon in preparing these financial statements include estimated costs to complete long-term contracts, allowances for doubtful accounts, estimated fair value of investments, including whether any decline in such fair value is other-than-temporary, estimated fair values of long-lived assets and reporting units used to record impairment charges related to intangible assets and goodwill, stock-based compensation expenses, restructuring and other related charges, contingent liabilities and recoverability of the Company’s net deferred tax assets and related valuation allowances. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

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

Gains (losses) from foreign currency transactions of approximately $2.5 million, ($0.7 million) and $0.2 million are included in general and administrative expenses in the consolidated statements of operations for the twelve months ended December 31, 2008, 2007 and 2006, respectively.

(d)	Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, from the date of purchase, cash equivalents.

(e)	Marketable Securities

Pursuant to SFAS No. 115, the Company classifies its marketable securities as available-for-sale or trading, and carries them at fair market value. Changes in fair value subsequent to the balance sheet date are recorded in the period they occur. The difference between amortized cost and fair market value, net of tax effect, for available-for-sale securities is recorded as a separate component of stockholders’ equity. The difference between amortized cost and fair market value for trading securities is reflected in “other income, net” on the Company’s consolidated statement of operations. The cost of available-for-sale and trading securities is adjusted for amortization of premiums and discounts to maturity. Accretion and amortization of discounts and premiums for all securities are included in interest income. Realized gains and losses from sales of available-for-sale securities were not material for any period presented. There were no sales of trading securities in the periods presented. The Company considers available evidence when valuing its available-for-sale securities, including the duration and extent to which declines in fair value compares to cost in determining whether the unrealized loss is “other-than-temporary.” If the decline is considered other than temporary, the unrealized loss is removed from other comprehensive income (loss) and recorded as other expense in the consolidated statement of operations.

The fair value of the Company’s investments and/or marketable securities is generally determined from quoted market prices received from pricing services based upon market transactions at fair value. The Company’s marketable securities include corporate debt, municipal bonds, certificates of deposit, time deposits, an investment in the Primary Fund and Auction Rate Securities (“ARS”). The Company’s investments in ARS are collateralized by student loans and municipal debt. ARS are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par at auction. This auction mechanism generally allows existing investors to roll over their holding and continue to own their securities or liquidate their holdings by selling their securities at par value. Because of these short intervals between interest reset dates, the Company monitors the auctions to ensure they are successful which provides evidence that these investments if carried at par value approximates their fair value. To the extent an auction were to fail and the securities were not liquid, the Company seeks other alternatives to determine the fair value of these securities which may not be based on quoted market transactions.

On February 13, 2008, certain ARS experienced failed auctions that limited the liquidity of these investments. As of December 31, 2008, the par value of the Company’s ARS investments totaled $19.4 million. Each ARS investment held at December 31, 2008, experienced at least one auction failure. Due to the lack of an active market for the Company’s ARS investments, there were no quoted prices and little observable market data available for the Company to determine the market value of these holdings as of December 31, 2008. As a result, the Company estimated the fair value of its ARS investments using a discounted cash flow analysis. On November 5, 2008, the Company accepted an offer from UBS AG (“UBS”), one of its brokers, to participate in a nontransferable rights offering (the “Put Right”) to sell at par value, to UBS, the Company’s ARS position with UBS (par value of

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$17.9 million) at any time during the two year period beginning June 30, 2010. Before accepting the Put Right, the Company had the intent and ability to hold these securities until a successful auction or another liquidating event occurred and had previously recognized the unrealized loss as a temporary impairment and recorded the decline in value in “other comprehensive (loss) income.” As a result of accepting the Put Right, the Company has entered into a separate financial instrument that has been recorded as an asset that is initially measured at its fair value. The Company elected to apply the fair value option in SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, to the Put Right and accordingly will record future changes in fair value of the Put Right through earnings. The Company also elected to reclassify the ARS investment subject to the Put Right from available-for-sale to trading securities and accordingly will record future changes in fair value through earnings. The Company recorded the fair value of the Put Right, $1.7 million, as an unrealized gain in “other income, net” and the unrealized loss of $2.0 million on ARS classified as trading securities in “other income, net” in our consolidated statements of operations. The Put Right represents the right to sell the corresponding ARS back to UBS at par beginning June 30, 2010 and has therefore been classified as a long-term asset in the Company’s consolidated balance sheet. As part of assessing the fair value of the Put Right in future periods, the Company will continue to assess the economic ability of UBS to meet its obligation under the Put Right.

If in the future the Company determines that any decline in value of the remaining $1.5 million of ARS not invested with UBS is other-than-temporary, the Company would have to recognize the loss in its consolidated statement of operations. Further, as the funds associated with the ARS investments may not be accessible for in excess of twelve months because of continued failed auctions or its inability to find a buyer outside of the auction process, the Company has classified these securities as long-term assets in our consolidated balance sheet as of December 31, 2008. The Company classifies its investments and/or marketable securities and foreign exchange option contract assets and liabilities according to SFAS No. 157, Fair Value Measurement, as either Level 1, 2 or 3 assets and liabilities. Please see Note 5 in the financials statements for a description of what constitutes classification into Level 1, 2 or 3.

(f)	Financial Instruments and Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, accrued expenses and income taxes payable.

The Company performs credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses and such losses have been within management’s expectations. During 2008, no individual customer accounted for greater than 10% of service revenues. During both 2007 and 2006, one customer, Sprint Nextel, accounted for greater than 10% of service revenues. No customer’s accounts receivable balance exceeded 10% of total accounts receivable as of December 31, 2008 or 2007.

The fair market values of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, accrued expenses and income taxes payable at both December 31, 2008 and 2007 approximate their carrying amounts.

(g)	Derivative Financial Instruments

Derivative financial instruments are used by the Company principally in the management of its foreign currency exposures. The Company does not hold or issue derivative financial instruments for speculative purposes.

The Company records all derivative instruments on the balance sheet at fair value. Changes in a derivative’s fair value through the settlement date are recognized in current period earnings unless specific hedge criteria are met. The Company’s derivative instruments consist of foreign currency options.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, the Company’s realized losses related to foreign currency derivative instruments were $1.1 million. During 2007, the Company’s realized losses related to foreign currency derivative instruments were not material. As of December 31, 2008, the Company had foreign currency option positions with a total notional value of $18.0 million. These option positions settle in the three month period ended March 31, 2009. The Company had recorded unrealized gains of $0.3 million and $11,000 as of December 31, 2008 and 2007, respectively, in the consolidated statement of income related to these instruments. None of the Company’s hedges qualified for hedge accounting. There we no derivatives instruments used by the Company during the year ended December 31, 2006.

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

During 2008, the Company capitalized costs of $3.0 million primarily related to internal financial systems, a staffing module and upgrades, of which $2.7 million relates to costs associated with software developed for internal use that was placed into service during 2008. The remaining $0.3 million relates to costs associated with the development of software for internal use that was not yet placed into service as of December 31, 2008. During 2007, the Company capitalized costs of $3.3 million primarily related to a human resource management system, of which $2.2 million relates to costs associated with software developed for internal use that was placed into service during 2007. The remaining $1.1 million relates to costs associated with the development of software for internal use placed into service during 2008. During 2006, the Company capitalized costs of $2.0 million, primarily related to internal financial systems and human resource management related systems and upgrades, of which $1.2 million relates to costs associated with software developed for internal use that was placed into service during 2006. The remaining $819,000 relates to costs associated with the development of software for internal use placed into service during 2007. The capitalized costs placed in service during 2008, 2007 and 2006 are being amortized over three years. Amortization expense for costs incurred to develop computer software for internal use totaled $2.6 million, $1.6 million, and $1.1 million during 2008, 2007, and 2006 respectively.

(j)	Costs Incurred to Sell, Lease, or Otherwise Market Computer Software

The Company accounts for research and development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”). SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. The Company has determined that technological feasibility for its software products is reached after all high-risk development issues have been resolved through coding and testing. This is generally shortly before the products are released. Unamortized capitalized software costs, included in property and equipment, net on the consolidated balance sheet, as of December 31, 2008 and 2007 were approximately $1.3 million and $1.0 million respectively. Amortization expense totaled approximately $817,000, $415,000, and $395,000 for the years-ending December 31, 2008, 2007, and 2006, respectively, and is included in project personnel expenses. There were no amounts capitalized for under SFAS 86, prior to the acquisition of PGI (see note 3).

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

The Company’s segments are identified in Note 19, “Segment Reporting,” and the Company’s goodwill is allocated to North America and Europe segments. Assets and liabilities, including goodwill, were allocated to reporting units based on factors such as specific identification and percentage of revenue. To conduct a goodwill impairment test, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, an impairment loss is recorded to the extent that the carrying value of goodwill exceeds its implied fair value. Management estimates the fair value of its’ reporting units using discounted cash flow valuation models which include, but are not limited to, assumptions such as a “risk-free” rate of return on an investment, the Company’s weighted average cost of capital, and future revenue, operating margin and capital expenditure trends. The Company’s annual goodwill impairment test did not result in an impairment.

Other identifiable intangible assets include purchased intangible assets with finite lives, which primarily consist of marketing assets and customer lists, customer contracts, non-compete agreements, developed technology, purchased license agreements, a tradename and order backlog. Finite-lived purchased intangible assets are amortized over their expected period of benefit, which generally ranges from one to five years.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

(m)	Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue from the provision of professional services, digital marketing services and offline printing and production services arrangements with its clients when persuasive evidence of an arrangement exists, services have been provided to the customer, the fee is fixed or determinable and collectability is reasonably assured. In instances where the customer, at its discretion, has the right to reject the services prior to final acceptance, revenue is deferred until such acceptance occurs.

The Company recognizes revenues from its fixed-price technology implementation consulting contracts using the percentage-of-completion method pursuant to SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. Revenues generated from fixed-price non-technology implementation contracts, except for support and maintenance contracts, are recognized based upon a proportional performance model in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements , as amended by SAB No. 104, Revenue Recognition. The Company’s percentage-of-completion method and proportional performance methods of accounting calculate revenue based on the percentage of labor incurred to estimated total labor. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of an arrangement can be made, based on historical experience and milestones set in the contract. Revenue from time-and-material contracts is recognized as services are provided. In situations where time and materials contracts require deliverables and provide for a ceiling on fees that can be charged, the arrangement is recognized as time and materials are incurred unless fees are estimated to exceed the ceiling, in which case revenue recognition will be based on the proportional performance method. Revenue generated from staff augmentation, support and maintenance arrangements are recognized ratably over the arrangement’s term.

The Company’s project delivery and business unit finance personnel continually review labor incurred and estimated total labor, which may result in revisions to the amount of recognized revenue under an arrangement. Certain arrangements provide for revenue to be generated based upon the achievement of certain performance standards. Revenue related to the achievement of performance standards was immaterial during 2008, 2007 and 2006.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s unearned stock-based compensation balance of $11.9 million as of January 1, 2006, which was accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), was reclassified against additional paid-in-capital upon the adoption of SFAS No. 123R. The

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unearned stock-based compensation balance was from the issuance of awards in the form of restricted shares awards (“Restricted Stock”), in the form of units of stock purchase rights (“Restricted Units”), (collectively referred to as “Restricted Awards”) and discounted stock option grants, which have been accounted for based on the intrinsic value on the date of grant. The unrecognized expense of restricted awards and employee stock option awards not yet vested at December 31, 2005 is being recognized as expense in operations in the periods after that date, based on their fair value.

(o)	Advertising Costs

The Company charges the costs of advertising to expense as incurred, and includes these costs in selling and marketing expenses in the consolidated statements of operations. The amounts of advertising expenses recorded by the Company were immaterial for all periods presented.

(p)	Income Taxes

The Company records income taxes under the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences, operating losses, or tax credit carry forwards are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance based on whether realization of deferred tax assets are considered to be more likely than not. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company reinvests unremitted earnings of certain foreign operations indefinitely and, accordingly, we do not provide for income taxes that could result from the remittance of such earnings.

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

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2008 and 2007, interest and penalties accrued were approximately $1.1 million and $0.7 million, respectively.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. If the fair value option is elected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date. Upon initial adoption of this Statement an entity is permitted to elect the fair value option for available-for-sale and held-to-maturity securities previously accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The effect of reclassifying those securities into the trading category should be included in a cumulative-effect adjustment of retained earnings and not in current-period earnings and should be separately disclosed. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The adoption of this statement did not have an impact on the Company’s consolidated results of operations and financial condition as the fair value option was not elected for any of the Company’s financial assets and liabilities as of the adoption date. See Note 5 for a discussion of the Company’s fair value election in November 2008 with respect to the Company’s Put Right.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies including contingent consideration, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations occurring in fiscal years beginning after December 31, 2008. The Company expects that the adoption of SFAS No. 141R will have an effect on how it accounts for future business combinations.

(3)	Acquisitions

Derivatives Consulting Group Limited

On August 6, 2008, the Company acquired 100% of the outstanding shares of Derivatives Consulting Group Limited (“DCG”), a London-based international financial advisory firm that is a provider of derivatives consulting and outsourcing services to investment banks, hedge funds, asset managers and commercial banking clients. The acquisition added approximately 200 employees, all of whom became part of the Company’s Trading and Risk Management (“TRM”) practice in its Europe operating segment. As a result of the acquisition the Company added a globally integrated service to its TRM practice and expanded its services in TRM, specifically: derivatives and process expertise, operations support, unique operations benchmarking, technology services and off-shore capabilities.

Aggregate initial consideration for the acquisition totaled approximately £16.0 million (approximately $31.3 million at the acquisition date exchange rate) and was as follows (in thousands):

Amount

Cash consideration	$21,866
Fair value of stock	6,771
Transaction costs	2,615

Aggregate consideration	$31,252

Stock consideration consisted of 307,892 shares of Company common stock valued at approximately £1.2 million (approximately $2.3 million), issued on the acquisition date. Deferred stock consideration consisted of 615,784 shares of Company stock valued at approximately £2.3 million (approximately $4.5 million) and will be issued 18 months after the acquisition date. Initial and deferred shares issued in the acquisition were valued based on the average market price of the Company stock ($7.45 per share) for the period beginning two days before and ending two days after the acquisition was completed and announced.

In addition, the Company agreed to pay additional consideration in future periods contingent on DCG achieving defined operating objectives. In accordance with SFAS No. 141, the Company did not accrue contingent consideration obligations prior to the attainment of the objectives. The maximum potential future consideration, to be resolved over the following three years, is approximately £18.0 million (approximately $35.2 million at the acquisition date exchange rate) and is payable in common stock. The Company will pay any additional consideration by issuing treasury shares. Any such payments will result in increases in goodwill at the time the contingent payment is earned.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has recorded the acquisition using the purchase method of accounting and, accordingly, the results of operations of the acquired business have been included in the financial statements of the Company since August 6, 2008. The purchase price allocation is as follows (in thousands, at the acquisition date exchange rate):

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

The following table lists the identifiable intangible assets acquired and their respective weighted average useful life over which the assets will be amortized. All identifiable intangible assets are amortized on a straight-line basis (in thousands, except useful lives, at the acquisition date exchange rate):

		Weighted Average Useful
	Amount	Life
		(In years)

Customer relationships	$5,814	5
Non-compete agreements	2,193	5
Tradename	1,038	1.5

Identifiable intangible assets	$9,045

The income approach was used to value each of these identifiable intangible assets. The income approach is based upon the economic principle of anticipation in that the value of any property is the present value of the expected income that can be generated through ownership of that property. The excess of the purchase price over tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $18.1 million at the acquisition date (see Note 8 for segment allocation of goodwill). The acquisition has been treated as a non-taxable transaction. The identifiable intangible assets, including goodwill, are non-deductible for tax purposes.

The following unaudited, pro forma information for the years ended December 31, 2008 and 2007 assumes the DCG acquisition occurred at the beginning of each period presented (in thousands, except per share amounts):

	Twelve Months Ended December 31,
	2008	2007
	(unaudited)

Service revenues	$686,992	$578,389

Net income	$60,871	$14,766

Basic net income per share	$0.48	$0.12

Diluted net income per share	$0.47	$0.11

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The final purchase price allocation is as follows (in thousands):

Amount

Total purchase consideration:
Cash consideration	$29,215
Fair value of shares issued	5,855
Transaction costs	570

Total purchase consideration	$35,640

Allocation of the purchase consideration:
Cash	$3,304
Other current assets	4,459
Property and equipment	2,195
Identifiable intangible assets	8,170
Goodwill	23,683

Total assets acquired	$41,811

Accounts payable, accrued expenses and other liabilities	(5,113)
Deferred revenue	(1,058)

Total liabilities assumed	$(6,171)

Total allocation of purchase consideration	$35,640

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

	$8,170

The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined using the income approach as of the acquisition date. The income approach is based upon the economic principle of anticipation in that the value of the property is the present value of the expected income that can be generated through the ownership of that property. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to $23.7 million. In accordance with SFAS No. 142, the goodwill is not being amortized and will be tested for impairment as required at least annually.

(4)	Supplemental Cash Flow Information

Net total income taxes paid in 2008, 2007 and 2006 were approximately $4.2 million, $5.3 million and $3.8 million, respectively.

Non-cash transactions in 2008 consisted of the issuance of common stock in the amount of $6.8 million as consideration for the acquisition of DCG in August 2008 (See Note 3). Non-cash transactions in 2006 consisted of the issuance of common stock in the amount of $5.9 million as partial consideration for the acquisition of PGI in January 2006 (see Note 3).

(5)	Marketable Securities, the Put Right and Fair Value Disclosures

The Company accounts for its marketable securities as “available-for-sale” or “trading” securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). Available-for-sale securities are carried on the balance sheet at fair value with unrealized gains and losses reflected in the “accumulated other comprehensive (loss) income” section of its consolidated balance sheet. Trading securities are carried on the balance sheet at fair value with unrealized gains and losses reflected in the “other income, net” section of its consolidated statement of operations.

At December 31, 2008, the Company’s marketable securities classified as available-for-sale total, at par, $5.0 million and marketable securities classified as trading securities total, at par, $17.9 million. At December 31, 2007, all of the Company’s marketable securities were classified as available-for-sale.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the Company’s marketable securities:

	Available-for-Sale Securities as of December 31, 2008
	(In thousands)
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Long-term:
Auction rate securities	$1,500	$—	$(157)	$1,343
Short-term:
Corporate debt securities	1,003	—	(1)	1,002
Money market fund deposits	2,460	—	—	2,460

Total	$4,963	$—	$(158)	$4,805

	Trading Securities as of December 31, 2008
	(In thousands)
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Long-term:
Auction rate securities	$17,925	$—	$(2,001)	$15,924

Total	$17,925	$—	$(2,001)	$15,924

	Available-for-Sale Securities as of December 31, 2007
	(In thousands)
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Short-term:
Auction rate securities	$41,575	$—	$—	$41,575
Corporate debt securities	11,599	—	(5)	11,594
Municipal bonds	999	—	(4)	995
Certificates of deposit	3,501	2	—	3,503

Total	$57,674	$2	$(9)	$57,667

The Company’s available-for-sale securities comprise of auction rate securities (“ARS”), corporate debt securities and an investment in The Reserve Primary Fund (“Primary Fund”), a money market fund that suspended redemptions and is in the process of being liquidated. The Company’s trading securities comprise of ARS and as of December 31, 2008, have been in an unrealized loss position for less than twelve months.

On February 13, 2008, certain ARS investments that the Company held experienced failed auctions that limited the liquidity of these investments. As of December 31, 2008, the Company held ARS investments with a cumulative par value of $19.4 million. As of December 31, 2007, the Company had held ARS investments with a cumulative par value of $41.6 million and had decreased its position in these investments to $31.8 million as of February 13, 2008 (the date the failures began for the Company’s investments). From February 13, 2008 through December 31, 2008, the Company was able to reduce its position in municipal ARS investments at par by $12.4 million, leaving $1.0 million at par, but has been unable to reduce any of its 13 positions of student loan ARS investments which total $18.4 million at par at December 31, 2008. During the twelve months ended December 31, 2008, each ARS investment held at December 31, 2008, experienced at least one auction failure.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to the lack of an active market for the ARS investments the Company holds, there were no quoted prices and little observable market data available for the Company to determine the fair value of these holdings as of December 31, 2008. As a result, the Company has estimated the fair value of these auction rate securities using a discounted cash flow analysis which considers the following key inputs: (i) the underlying structure of each investment; (ii) the probability of passed or failed auctions at various points in the future; (iii) the timing of expected future principal and interest payments; and (iv) discount rates that are believed to reflect current market conditions and the relevant risk associated with each investment. As a result of this analysis, the Company believes that the fair value of its ARS investments as of December 31, 2008, is $2.2 million less than their par value. The Company recorded $0.2 million, the portion of the $2.2 million reduction related to its ARS classified as available-for-sale securities, as a reduction to equity in the “other comprehensive (loss) income” section of its consolidated balance sheet, and recorded $2.0 million, the portion related to its ARS classified as trading securities, as a charge to its “other income, net” section of its consolidated statements of operations in accordance with SFAS 115.

On November 5, 2008, the Company accepted an offer from UBS AG (“UBS”), one of the Company’s brokers, which provide the Company with rights (the “Put Right”) to sell UBS $17.9 million of its ARS investments at par, which were purchased through UBS, at any time during a two-year period beginning June 30, 2010. In addition, UBS would provide a no net cost loan equal to 75% of the market value of the Company’s ARS positions with UBS should the Company desire to do so before June 30, 2010. Before accepting the Put Right, the Company had the intent and ability to hold these securities until a successful auction or another liquidating event occurred and had previously recognized the unrealized loss as a temporary impairment and recorded the decline in value in “other comprehensive (loss) income.” As a result of accepting the Put Right, the Company has entered into a separate financial instrument that has been recorded as an asset that is initially measured at its fair value. The Company has elected to apply the fair value option in SFAS No. 159 to the Put Right and accordingly will record future changes in fair value of the Put Right through earnings. The Company also elected to reclassify the ARS investment subject to the Put Right from available-for-sale to trading securities and accordingly will record future changes in fair value through earnings. The Company recorded the fair value of the Put Right, $1.7 million, as an unrealized gain in “other income, net” and the unrealized loss of $2.0 million on ARS classified as trading securities in “other income, net” in its consolidated statement of operations. The Put Right represents the right to sell the corresponding ARS back to UBS at par beginning June 30, 2010 and has therefore been classified as a long-term asset in the Company’s consolidated balance sheet. As part of assessing the fair value of the Put Right in future periods, the Company will continue to assess the economic ability of UBS to meet its obligation under the Put Right.

The Company believes the current impairment related to its available-for-sale securities of $1.5 million to be temporary in nature because at December 31, 2008, the Company has the ability and intent to hold these investments until a successful auction or another liquidating event occurs, and these ARS investments are liquidated at par value. The Company concluded that the charge recorded at December 31, 2008 was temporary because (i) the Company believes that the decline in market value is due to general market conditions, including lack of liquidity for these investments; (ii) the ARS investments continue to be of high credit quality and interest is paid when due; and (iii) the Company has the intent and ability to hold the ARS investments until a recovery in market value occurs. If in the future the Company determines that any decline in value of the ARS classified as available-for-sale securities is other-than-temporary, the Company would have to recognize the loss in its statement of operations, which could have a material impact on its operating results in the period it is recognized. Further, as the funds associated with these available-for-sale securities may not be accessible for in excess of twelve months because of continued failed auctions or the Company’s inability to find a buyer outside of the auction process, the Company has classified these securities as long-term assets in its consolidated balance sheet as of December 31, 2008.

At December 31, 2008 the fair value of the Company’s investment in the Primary Fund was $2.5 million. In mid-September, the Primary Fund disclosed that it was valuing its holding of debt securities issued by Lehman Brothers Holding, Inc. at zero, and that the net asset value of the Primary Fund decreased below $1 for redemption requests received after 11:00 AM on September 16, 2008. The Company submitted its request for full redemption of its investment on September 15, and as of December 31, 2008, the Company has received redemptions totaling

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$9.1 million. The Company expects distributions will occur as the Primary’s Fund’s assets mature or are sold. While the Company expects to receive all of its current investment in the Primary Fund, it cannot predict when this will occur but the Company expects that substantially all of the funds will be received no later than September 30, 2009, as the fund’s underlying securities will all mature prior to that date. Accordingly, the Company reclassified its investment in the Primary Fund of $11.6 million from cash and cash equivalents to marketable securities in its consolidated balance sheets as of December 31, 2008. On February 20, 2009, the Company received a redemption from the Primary Fund of $0.8 million.

Actual maturities of our marketable securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Gross realized gains and losses on the sale of securities are calculated using the specific identification method, and were not material to the Company’s operations for the twelve months ended December 31, 2008 and 2007.

In accordance with SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), the following tables represent the Company’s fair value hierarchy for its cash equivalents, marketable securities and foreign exchange forward contracts measured at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements at Reporting Date Using
	(In thousands)
	Level 1	Level 2	Level 3	Total

Assets:
Auction rate securities	$—	$—	$17,267	$17,267
Put Right			$1,691	$1,691
Bank time deposits	—	22,724	—	22,724
Corporate debt securities	—	1,002	—	1,002
Foreign exchange option contracts	—	294	—	294
Money market fund deposits	80,634	—	2,460	83,094

Total	$80,634	$24,020	$21,418	$126,072

	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign exchange option contracts	$—	$19	$—	$19

Level 1 assets consist of money market fund deposits that are traded in an active market with sufficient volume and frequency of transactions. The fair value of these assets was determined from quoted prices in active markets for identical assets.

Level 2 assets consist of corporate debt securities, bank time deposits and foreign exchange option contracts and Level 2 liabilities include foreign exchange option contracts. The fair value of these assets was determined from inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 assets consist of ARS investments structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can continue to hold the investments at par or sell the securities at auction provided there are willing buyers to make the auction successful. The ARS investments the Company holds are collateralized by student loans and municipal debt and, as noted above, have experienced failed auctions since February 13, 2008. Level 3 assets also include the Company’s investment in the Primary Fund.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the twelve months ended December 31, 2008 (in thousands):

Level 3 Inputs
(In thousands)

Balance at December 31, 2007	$—
Transfers into Level 3	43,476
Unrealized loss included in other comprehensive (loss) income	(157)
Unrealized loss included in other income, net	(2,001)
Unrealized gain included in other income, net	1,691
Net maturities, purchases and sales	(21,591)

Balance at December 31, 2008	$21,418

Included in the Company’s cash and cash equivalents balance of $169.3 million at December 31, 2008 were approximately $22.7 million of time deposits with maturities of less than or equal to 60 days and money market fund deposits of approximately $80.6 million. Included in the Company’s cash and cash equivalents balance of $118.7 million at December 31, 2007 was approximately $21.6 million of time deposits with maturities of seven days and money market fund deposits of approximately $30.8 million.

(6)	Restricted Cash

The Company has deposited approximately $2.5 million and $1.8 million with various banks as collateral for letters of credit and performance bonds and has classified this cash as restricted on the accompanying consolidated balance sheet at December 31, 2008 and 2007, respectively, and is reflected in current or non-current assets based on the expiration of the requirement with the various banks.

(7)	Property and Equipment

The cost and accumulated depreciation of property and equipment at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007	Estimated Useful Life
	(In thousands)

Leasehold improvements	$20,182	$19,397	Lesser of estimated useful life or the remaining lease term
Furniture and fixtures	6,329	5,440	5 years
Office equipment	3,668	4,470	5 years
Computer software	26,386	21,143	3 years
Computer hardware	23,236	21,423	3 years

Property and equipment, gross	79,801	71,873
Less accumulated depreciation	(47,404)	(36,959)

Property and equipment, net	$32,397	$34,914

Depreciation expense was approximately $17.2 million, $15.3 million and $10.0 million during 2008, 2007 and 2006, respectively. During 2008, the Company disposed of approximately $2.8 million of gross property and equipment with a net book value of $0.7 million. During 2007, the Company disposed of approximately $0.8 million of gross property and equipment with a net book value of $0.1 million.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Goodwill

The following tables present the changes in goodwill allocated to our reportable segments during 2008 and 2007:

	North America	Europe	Total
	(In thousands)

Goodwill as of December 31, 2006	$38,929	$—	$38,929
Contingent consideration recorded during the period	1,615	—	1,615

Goodwill as of December 31, 2007	40,544	—	40,544
Contingent consideration paid during the period	230	—	230
Goodwill acquired during the period	—	18,130	18,130
Exchange rate effect	—	(4,708)	(4,708)
Adjustment to goodwill recorded during the period	(2,485)	—	(2,485)

Goodwill as of December 31, 2008	$38,289	$13,422	$51,711

In the second quarter of 2007 and 2008, the Company paid an additional $183,000 per year in purchase price consideration related to its acquisition of Business Information Solutions, LLC (“BIS”) consummated in June of 2005. The additional consideration was the second and third payment of three annual installments.

In May of 2007, the Company amended the terms of its earn-out arrangement with the former owners of BIS. Due to the Company’s integration of BIS with the Company’s existing segments, the Company agreed to amend the earn-out in order to facilitate the calculation of the amount based on what discrete SAP related revenue information is readily available. The amendment provides for year two and year three payments of $700,000 in each period. These payments were due on June 1, 2007 and 2008 with additional potential for performance based payouts of $233,000 per year to be made based on performance against set revenue goals. The amendment approximates what management believes the BIS shareholders would have earned under the original amount if the information to calculate those amounts were readily available. The guaranteed payments have been recorded as an increase to goodwill by $1.4 million as of the execution of the amendment in May of 2007.

Additional payments, if any, earned as a result of the performance based payments will result in increases to goodwill at the time of payment. On June 1, 2007 and 2008, the Company made cash payments of $700,000, on each date, to the former owners of BIS. Additionally, the Company made performance-based payouts of $215,000 and $230,000 for year two and year three performance, respectively, which resulted in increases to goodwill in the fourth quarter of 2007 and the second quarter of 2008, respectively. As of December 31, 2008, there is no potential future consideration owed to the former owners of BIS.

In August 2008, the Company acquired DCG and allocated the goodwill acquired to its Europe segment.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Purchased Intangible and Long-lived Assets

The following is a summary of intangible assets as of December 31, 2008 and 2007 (2008 gross carrying amounts of foreign currency denominated purchased intangible assets are reflected at December 31, 2008 exchange rate):

	December 31, 2008
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
	(In thousands)

Customer lists and customer relationships	$12,466	$(5,322)	$7,144
SAP license agreement	1,100	(1,100)	—
Non-compete agreements	2,817	(854)	1,963
Tradename	779	(242)	537

Total purchased intangibles	$17,162	$(7,518)	$9,644

	December 31, 2007
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
	(In thousands)

Customer lists and customer relationships	$8,100	$(3,364)	$4,736
SAP license agreement	1,100	(1,025)	75
Non-compete agreements	1,170	(469)	701

Total purchased intangibles	$10,370	$(4,858)	$5,512

Amortization expense related to the purchased intangible assets was $2.7 million, $2.0 million and $3.6 million for 2008, 2007 and 2006, respectively.

The estimated future amortization expense of purchased intangible assets as of December 31, 2008, is as follows:

Total
(In thousands)

2009	3,478
2010	2,015
2011	1,548
2012	1,548
2013	1,055
2014	—

Total	$9,644

(10)	Investments and Minority Interest

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

In March 2008, in connection with the acquisition of 100% of the outstanding shares of Sapient S.p.A. by a third party investor, the Company terminated both the royalty arrangement and the call option with Sapient S.p.A.,

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulting in a receivable of $775,000. As part of the termination agreement, Sapient S.p.A. had the ability to use the Company’s intellectual property for a transitional period ending on December 31, 2008 with no continuing obligations on the part of Sapient Corporation. Of the $775,000, $465,000 has been recognized as royalty revenue (included in services revenue in our consolidated statement of operations) during the first quarter of 2008, which is representative of the estimated fair value of royalties. The residual $310,000 has been recognized as other income during the first quarter of 2008.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 2008, the Company recorded restructuring and other related charges of approximately $194,000, which was related to two items. The first involved a recording a restructuring charge associated with a change of estimated operating expenses to be incurred in connection with three previously restructured leases, the last of which ends in 2011. On an annual basis the Company receives a true-up of actual operating charges incurred from the landlord. Based on this true-up, the Company estimated that future operating expenses will exceed its prior estimate by $680,000. The second item was the result of a restructuring benefit of approximately $486,000 associated with the re-occupation of approximately 3,900 square feet of previously restructured space in the Company’s Munich, Germany office. During 2007, the Company recorded restructuring and other related charges of approximately $32,000, which was due to a change in assumptions associated with the Company’s various restructured facilities offset by an increase in sub-lease income associated with previously restructured facilities. During 2006, the Company recorded restructuring and other related charges of approximately $910,000, of which, $465,000 related to an increase in operating expense assumptions associated with the Company’s previously restructured facilities. The remaining $445,000 was primarily due to a decrease in estimated sublease income resulting from changes in market leasing conditions on previously restructured facilities.

Facilities
(In thousands)

Balance at December 31, 2005	$21,275
2006 provision	910
Cash utilized	(6,630)
Non-cash utilized	(172)

Balance at December 31, 2006	$15,383

2007 provision	32
Cash utilized	(3,867)
Non-cash utilized	(275)

Balance at December 31, 2007	$11,273

2008 provision	194
Cash utilized	(3,542)
Non-cash utilized	(3)

Balance at December 31, 2008	$7,922

The total remaining accrued restructuring costs for all events are $7.9 million at December 31, 2008. The net cash outlay over the next 12-month period is expected to be $3.1 million and the remainder will be paid through 2011.

These restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. The consolidation of facilities required the Company to make estimates, which included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sublease income. The Company’s sublease assumptions include anticipated rates to be charged to a sub-tenant and the timing of the sublease arrangement. These estimates and assumptions are monitored on a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the future; resulting in additional adjustments and these adjustments could be material.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Income Taxes

The provision (benefit) for income taxes consists of the following:

	2008	2007	2006
	(In thousands)

Federal, current	$1,274	$400	$39
State, current	1,160	289	(257)
Foreign, current	7,097	7,487	4,776

Subtotal, current income tax provision	9,531	8,176	4,558
Federal, deferred	946	929	712
State, deferred	156	153	336
Foreign, deferred	(1,394)	(299)	(1,174)

Subtotal, deferred income tax (benefit)	(292)	783	(126)

Income tax provision	$9,239	$8,959	$4,432

Income tax expense for 2008, 2007, and 2006 differed from the amounts computed by applying the U.S. statutory income tax rate to pre-tax income as a result of the following:

	2008	2007	2006

Statutory income tax rate	35.0%	35.0%	35.0%
Permanent items	1.7	4.7	25.3
State income taxes, net of federal benefit	1.5	1.2	1.6
Foreign taxes	(8.7)	(10.0)	(62.7)
Amortization	1.5	4.5	34.7
Valuation allowance	(19.0)	(2.1)	119.3
Other	0.9	3.8	(6.1)

Effective income tax (benefit) rate	12.9%	37.1%	147.1%

The sources of income before the provision for income taxes for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(In thousands)

United States	$40,307	$(1,814)	$(10,753)
International	31,408	25,989	13,766

	$71,715	$24,175	$3,013

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008 and 2007, deferred income tax assets and liabilities resulted from differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

	December 31,
	2008	2007
	(In thousands)

Deferred income tax assets (liabilities), current:
Deferred revenues	1,413	1,783
Allowance for doubtful accounts	298	357
Other reserves and accruals	4,022	3,628
Unbilled revenues and costs	1,528	1,434
Restructuring charges	84	1,408

Gross deferred income tax assets, current	7,345	8,610
Valuation allowance	(5,988)	(7,501)

Net deferred income tax assets (liabilities), current	$1,357	$1,109

Deferred income taxes (liabilities), non-current:
Property and equipment	$1,790	$697
Deferred revenues	2,868	892
Deferred compensation	20,402	19,131
Goodwill and other intangibles	(1,559)	4,452
Tax credits	6,338	6,320
Unused net operating losses	72,826	78,014
Restructuring charges	3,944	3,057
Other	1,969	120

Gross deferred income taxes, non-current	108,578	112,683
Valuation allowance	(106,150)	(109,908)

Net deferred income tax assets, non-current	$2,428	$2,775

Net deferred income tax assets	$3,785	$3,884

At December 31, 2008 and 2007, the gross deferred tax assets and liabilities included in the consolidated balance sheet are as follows:

	December 31,
	2008	2007
	(In thousands)

Current deferred tax assets	$1,835	$1,557
Non-current deferred tax assets	7,520	5,164
Current deferred tax liabilities	(478)	(448)
Non-current deferred tax liabilities,included in other long-term liabilities	(5,092)	(2,389)

Net deferred tax assets	$3,785	$3,884

Non-current deferred tax liabilities presented above relate to goodwill and other intangibles and represent substantially all of the Company’s deferred tax liabilities as of December 31, 2008 and 2007.

The Company has net operating loss carry-forwards of approximately $161.0 million and $193.1 million for U.S. federal purposes, $242.0 million and $223.8 million related to state jurisdictions, and $8.4 million and $8.0 million related to foreign jurisdictions at December 31, 2008 and 2007, respectively. If not utilized, the federal

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and state net operating loss carry-forwards will begin to expire at various times beginning in 2021. The Company’s federal and Massachusetts research and development tax credit carry-forwards for income tax purposes are approximately $4.8 million at December 31, 2008 and 2007. If not utilized, the federal tax credit carry-forwards will begin to expire in 2017. In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of losses incurred in the United States during 2006 and 2007 and our inability to predict the extent and timing of profitability in future periods due to general economic conditions the Company had valuation allowances of approximately $112.0 million and $117.4 million at December 31, 2008 and 2007, respectively, relating to the United States. The Company continues to believe that deferred tax assets in Germany, Canada, United Kingdom and India are more likely than not to be realized and, therefore, no valuation allowance has been recorded against these assets. The assessment of the valuation allowance requires significant judgment and can materially affect net income. If the realization of deferred tax assets in the future becomes more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made.

The Company has a deferred tax asset pertaining to net operating loss carry-forwards resulting from the exercise of employee stock options of approximately $5.6 million at December 31, 2008. When recognized, the tax benefit of these loss carry-forwards will be accounted for as a credit to additional paid-in capital.

The Company reinvests unremitted earnings of certain foreign operations indefinitely and, accordingly, does not provide for income taxes that could result from the remittance of such earnings. At December 31, 2008 and 2007, earnings of such operations that could result in incremental taxes, if remitted, amounted to $77.4 million and $51.6 million, respectively.

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

As a result of the implementation of FIN 48, the Company did not recognize a material adjustment in the liability for unrecognized income tax benefits. The Company has gross unrecognized tax benefits of approximately $6.7 million at December 31, 2008 and $4.8 million as of January 1, 2008. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate.

The FIN 48 provision for full year 2008 is calculated to be $1.8 million. The 2007 FIN 48 provision is comprised of taxes, interest and penalties associated with certain changes in the Company’s tax positions related to its foreign operations and, to a lesser degree, state tax reserve items.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2008 and January 1, 2008, interest and penalties accrued were approximately $1.1 million and $0.7 million, respectively.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A tabular roll forward of the Company’s FIN 48 liability is presented below (in thousands):

Amount

Balance January 1, 2007	$(2,707)
Prior year adjustments	—
2007 provision	(2,141)

Balance January 1, 2008	(4,848)

Prior year adjustments	—
2008 provision	(1,821)

Balance December 31, 2008	$(6,669)

The Company conducts business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Germany, India, United Kingdom and the United States. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2004. However, carryforward attributes may still be adjusted upon examination by tax authorities if they are used in a future period.

On September 5, 2007, the Company was selected for audit by the Internal Revenue Service for the year ended 2005. That audit resulted in a $400,000 assessment which was paid as of December 31, 2008. Also, the Company completed an audit by the Assessing Office in India for the 2004 through 2005 tax year without any material adjustments.

(13)	Discontinued Operations

On May 2, 2006, the Company sold 100% of its investment in HWT, Inc., the Company’s majority-owned, fully consolidated subsidiary, for which it received net cash proceeds of approximately $5.4 million. Net assets sold included cash of approximately $274,000. The Company has recorded a receivable for $0.7 million related to the holdback and escrow payments, which is recorded in prepaid expenses and other current assets on the Company’s consolidated balance sheet at December 31, 2007, and has recorded a payable of $120,000 in other current liabilities, representing the portion of the escrow and holdback that is due to minority shareholders. The Company has received additional cash proceeds of approximately $530,000 during 2007 related to holdback and escrow in accordance with the terms of the agreement. In January of 2008, the Company received additional cash proceeds of $720,000 related to holdback escrow in accordance with the terms of the agreement. In addition, the Company was eligible to receive up to $2.0 million in additional earn-out payments in 2008, which will be recorded when, and if earned. On July 1, 2008, the Company was notified that the earn-out payment was not earned.

The Company has reflected HWT’s historical results as discontinued operations in the consolidated financial statements for all periods presented. The sale of HWT resulted in a net gain on disposal (after tax) of $4.8 million. Gross revenues for HWT were $1.3 million for the years ended December 31, 2006. Income (loss) of the discontinued operation was approximately ($433,000) for the year ended December 31, 2006. The gross revenue and income (loss) figures noted above for HWT for 2006 only include amounts recorded through April 30, 2006, as HWT was disposed of on May 2, 2006. The Company’s financial statements and all financial information included in this report for 2006 and prior periods reflect the results of operations for HWT as a single line item listed as “(Loss) income from discontinued operations.”

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Commitments and Contingencies

Lease Commitments

The Company maintains its executive offices in Boston, Massachusetts and operating offices in several locations throughout the United States and abroad. Future minimum rental commitments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2008, were as follows:

Total
(In thousands)

2009	10,070
2010	8,695
2011	7,719
2012	4,361
2013	4,086
Thereafter	11,600

Total	$46,531

Rent expense for the years ended December 31, 2008, 2007 and 2006 was approximately $13.5 million, $10.7 million and $9.4 million, respectively.

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

The Company frequently has agreed to indemnification provisions in professional services agreements with its clients and in its real estate leases in the ordinary course of its business. Pursuant to these provisions, the Company indemnifies the indemnified party for certain losses suffered or incurred by the indemnified party. With respect to the Company’s professional services agreements, these indemnification provisions typically apply to any third party claim asserted against its client for infringement of intellectual property rights, but may also include third party claims asserted against its client relating to personal injury or property damage, violations of law or certain breaches of the Company’s contractual obligations. With respect to lease agreements, these indemnification provisions typically apply to third party claims asserted against the landlord relating to personal injury and property damage caused by the Company, violations of law or to certain breaches of the Company’s contractual obligations. In each case, the term of these indemnification provisions generally survives the termination of the agreement, although the provision has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited, although in many cases the Company’s liability for indemnification is limited to a specific dollar amount in the applicable contract. The Company also has purchased insurance policies covering professional errors and omissions, property damage and general liability that reduce its monetary exposure for indemnification and enable it to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company frequently warrants that the technology solutions it develops for its clients will operate in accordance with the project specifications without defects for a specified warranty period, subject to certain limitations that the Company believes are standard in the industry. In the event that defects are discovered during the warranty period, and none of the limitations apply, the Company is obligated to remedy the defects until the solution that the Company provided operates within the project specifications. The Company is not typically obligated by contract to provide its clients with any refunds of the fees they have paid, although a small number of its contracts provide for the payment of liquidated damages upon default. The Company has purchased insurance policies covering professional errors and omissions, property damage and general liability that reduce its monetary exposure for warranty-related claims and enable it to recover a portion of any future amounts paid. The Company typically provides in its contracts for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project. The Company has never paid any material amounts with respect to the warranties for its solutions, although the Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties. Deferred revenues on contracts related to warranties were immaterial as of December 31, 2008 and 2007.

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

The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims totaling approximately $3.1 million and various administrative audits, each of which have arisen in the ordinary course of our business. The Company has an accrual at December 31, 2008 of approximately $0.8 million related to certain of these items. The Company intends to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has previously accrued.

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

Other Contingencies

On June 1, 2005, the Company issued 313,943 shares of common stock in the BIS acquisition that carry an embedded put option feature which expired on June 1, 2008. As of December 31, 2008, the amount the Company would be required to pay is zero as the put expired.

In connection with an independent investigation into the Company’s historical stock-based compensation practices, the Company reviewed the payroll withholding tax effect associated with certain stock options. Certain stock options were originally intended to be Incentive Stock Options (“ISOs”), under U.S. tax regulations. However, by definition, ISOs may not be granted with an exercise price less than the fair market value of the underlying stock on the date of grant. Due to the impact of the measurement date changes on the qualified status of

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affected ISOs, they may no longer qualify as ISOs under the regulations. Therefore, the affected ISOs were accounted for as if these options were non-qualified stock options for payroll tax accounting purposes. The Company recorded a liability for the unpaid income and employment taxes plus potential penalties and interest based upon the change in status of the affected options. The Company recorded a liability for the taxes, penalties and interest due based upon the change in status of the options in the amount of $17.8 million. The Company recorded reversals of this accrual in the amount of $16.2 million between 2003 and 2006 due to the expiration of the tax statute of limitations. These adjustments resulted in a net charge to income of $1.6 million over the period 1996 to 2006. In the fourth quarter of 2008, the Company settled the remaining $1.6 million liability for approximately $0.7 million and the remaining $0.9 million accrual was reversed.

The Company has recorded approximately $415,000 of estimated interest and penalties associated with remittances of withholding taxes in certain of its jurisdictions related to stock-based awards.

(15)	Stock Plans

Under the provisions of SFAS No. 123R, the Company recorded $15.1 million, $18.0 million and $12.4 million of stock-based compensation expense in the accompanying consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006, respectively. Project personnel expenses, selling and marketing expenses and general and administrative expenses appearing in the consolidated statements of operations for the twelve months ended December 31, 2008, 2007 and 2006 include the following stock-based compensation amounts:

	2008	2007	2006
	(In thousands)

Project personnel expenses	$6,890	$9,029	$6,140

Selling and marketing expenses	$3,403	$3,729	$2,818

General and administrative expenses	$4,829	$5,238	$3,452

Stock-based compensation expense capitalized in conjunction with costs capitalizable related to internally developed software was immaterial. The Company values restricted stock units (“RSUs”) based on the fair market value on the date of grant, which is equal to the quoted market price of the Company’s common stock on the date of grant. RSUs with market-based vesting criteria are valued using a lattice model. The Company values stock options using the Black-Scholes valuation model.

The Company recognizes compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The Company estimated the forfeiture rate for 2008, 2007 and 2006 based on its historical experience. Upon the adoption of SFAS No. 123R, the Company calculated the estimated forfeitures for previously recorded stock-based compensation expense. As a result of this calculation, the Company recorded a cumulative effect of the accounting change, resulting in income of $154,000, which was recognized in the statement of operations in the first quarter of fiscal year 2006.

Based on historical experience the Company has assumed an annualized forfeiture rate for awards granted to its senior executives and for its remaining employees for the years ended December 31, 2008, 2007 and 2006. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated. The actual expense recognized over the vesting period will only be for those shares that vest. As a result of the Company’s forfeiture analysis conducted in the fourth quarter of 2008, which considered the trend of historical forfeitures as well as future expectations of forfeiture activity, the Company increased its forfeiture rate estimate and recorded a reduction in stock-based compensation expense of $2.8 million, related to grants made in 2005 and 2006. Of the $2.8 million reduction,

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.7 million is reflected in project personnel expenses, $0.8 million is reflected in general and administrative expenses and $0.3 million is reflected in selling and marketing expenses.

In connection with the Company’s internal review of its historical stock-based compensation practices from 1996 to 2006, the Company determined that certain options exercised in 2006 by current and former employees of the Company (the “Affected Employees”) had been mispriced and, therefore, were subject to an excise tax, and associated interest charges, under Section 409A of the Internal Revenue Code (“Section 409A”). As a result, during the first quarter of 2007 the Compensation Committee of the Company’s Board Directors approved a remediation plan under which the Company will pay this tax (and interest charges) on behalf of the Affected Employees. Accordingly, the Company recorded an expense of $750,000 during the first quarter of 2007 related to this tax and associated interest charges. In the second and third quarter of 2007, the Company paid $244,000 and $144,000 of this liability, respectively, and the remaining $350,000 was accrued for at December 31, 2008.

Additionally, with respect to mispriced, unexercised stock options held by Affected Employees that also are subject to an excise tax (and interest charges) under Section 409A (the “409A Affected Options”), the Company implemented a remediation plan in the second quarter of 2007. Under this plan, on May 18, 2007 the Company increased the exercise price of 1.9 million 409A Affected Options to the fair market value of the Company’s stock on the correct measurement date for these option awards. In turn, to compensate the Affected Employees for the increase to the exercise price of their 409A Affected Options, the Compensation Committee authorized Management to issue (a) current employees additional stock options at an exercise price equal to the Company’s stock price on the date of the price increase (May 18, 2007) and (b) former employees a cash payment. In connection with this make whole provision, the Company issued 155,000 stock options, made cash bonus payments of $20,000 . The Company incurred no compensation expense associated with additional option grants issued to current employees, as the fair value of the employees’ repriced and new option grants equaled the fair value of the original 409A Affected Options.

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

The Company’s 1996 Equity Stock Incentive Plan (the “1996 Plan”) authorizes the Company to grant options to purchase common stock, and certain other equity-related awards such as restricted common stock and restricted stock units, to employees and directors of, and consultants to, the Company. A total of 19,200,000 shares of common stock may be issued under the 1996 Plan. The 1996 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration dates of options granted. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the common stock. The exercise price of options qualifying as Incentive Stock Options may not be less than the fair market value of the common stock on the grant date. Stock options granted under the 1996 Plan are nontransferable, generally become exercisable over a four-year period and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee’s employment or

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other relationship with the Company). No award has been made under the plan after February 13, 2006 and as of December 31, 2008, the plan had expired.

(b)	1996 Director Stock Option Plan

Options granted pursuant to the Directors Plan vest in four equal annual installments commencing on the first anniversary of the date of grant and generally expire ten years after the date of grant. As of December 31, 2008 and 2007, options to purchase zero shares and 56,300 shares, respectively, of common stock were outstanding under the Director Plan.

(c)	1998 Stock Incentive Plan

The Company’s 1998 Stock Incentive Plan (the “1998 Plan”) authorizes the Company to grant options to purchase common stock, to make awards of restricted common stock, and to issue certain other equity-related awards to employees and directors of the Company. The total number of shares of common stock which may be issued under the 1998 Plan is 18,000,000 shares. The 1998 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration date. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the common stock. The exercise price of options qualifying as Incentive Stock Options may not be less than the fair market value of the common stock on the grant date. As of December 31, 2008 6.4 million shares were available for grant under the 1998 Stock Incentive Plan. On August 15, 2007, the Company’s stockholders approved an amendment to the 1998 Plan that, among other things, extended the term of the 1998 Plan to the earlier of (i) the date at which the Plan has no underlying shares available for issuance; or (ii) March 29, 2012.

(d)	2001 Stock Option Plan

The Company’s 2001 Stock Option Plan (the “2001 Plan”) authorizes the Company to grant options to purchase common stock to employees and directors of the Company. The total number of shares of common stock which may be issued under the 2001 Plan is 12,000,000 shares. The 2001 Plan is administered by the Board of Directors, or a subcommittee thereof, which selects the persons to whom stock options are granted and determines the number of shares, the exercise prices, the vesting terms and the expiration date. Under the terms of the 2001 Plan, no stock options, including non-qualified options, may be granted at exercise prices which are below the grant date fair market value of the common stock. In connection with the Company’s internal investigation into its historical stock-based compensation practices, management determined that certain stock option grants under the 2001 Plan were made at exercise prices below fair market value (“FMV”). Although the 2001 Plan requires that all stock option awards be made at FMV, management has determined that these below-FMV awards are valid because the Company historically has honored the awards upon exercise and the Company has the ability and intent to continue honoring the awards in the future. Stock options granted under the 2001 Plan are nontransferable, generally become exercisable over a four-year period and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee’s employment or other relationship with the Company). As of December 31, 2008 there were 3.2 million shares available for grant under the 2001 Stock Option Plan.

(e)	2005 Employee Stock Purchase Plan

The Company’s 2005 Employee Stock Purchase Plan (the “2005 Purchase Plan”) authorizes the issuance of up to 2,074,000 shares of common stock, plus 276,248 shares of common stock unpurchased under the Company’s 2002 Purchase Plan after the May 31, 2005 purchase, to participating employees through a series of periodic offerings. The precise length of each offering, and the maximum number of shares available for purchase in each offering, are established by the Company’s Board of Directors in advance of the applicable offering commencement date, no plan period may have a duration exceeding twelve months. An employee becomes eligible to participate in

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Purchase Plan when he or she is regularly employed by the Company of a Designated Subsidiary for at least 20 hours a week and for more than five months in a calendar year on the first day of the applicable offering and an employee has not become ineligible to so participate. The price at which employees can purchase common stock in an offering is 85 percent of the closing price of the common stock on the Nasdaq Global Select Market on the day the offering terminates. The first offering under the 2005 Purchase Plan ran from June 1, 2005 until November 30, 2005, and the maximum number of shares available was 400,000 shares. The second offering began on December 1, 2005 and extended through May 31, 2006, and the maximum number of shares available was 400,000, which represented the unpurchased shares from previous offerings. On June 1, 2006, 283,926 shares were issued under the 2005 Purchase Plan related to the second offering at a price of $4.55 per share. No new shares were available for the second offering. As a result of the Company’s internal investigation into historic stock option practices, activity under this plan was suspended during 2006 and no shares have been issued since June 1, 2006. In December of 2007, the Company decided to discontinue the Employee Stock Purchase Plan offering.

A summary of activity in the Company’s stock option plans for 2008 is presented below (in thousands, except weighted average prices):

	2008
		Weighted
		Average
	Shares	Exercise Price

Outstanding as of beginning of year	10,345	$12.37
Options exercised	(1,297)	4.77
Options forfeited/cancelled	(1,725)	12.42

Outstanding as of end of year	7,323	$13.72

Vested and expected to vest	7,318

Options exercisable at year-end	7,271

Aggregate intrinsic value of outstanding	$4,099
Aggregate intrinsic value of vested and expected to vest	$4,097
Aggregate intrinsic value of exerciseable	$4,092

The aggregate intrinsic value of stock options exercised in 2008, 2007 and 2006 was $4.6 million, $8.3 million and $4.7 million, respectively, determined as of the date of exercise.

At December 31, 2008, the weighted average remaining contractual term for stock options outstanding, vested and expected to vest, and exercisable was 3.3 years. The Company uses the Black-Scholes valuation model for estimating the fair value of stock options with the following weighted average assumptions (stock options granted in 2007 which were solely in connection with the make whole provision and were not significant):

	Year Ended December 31,
	2006	2006
	Stock Option	Stock Purchase
	Plans	Plan

Dividend yield	None	None
Expected volatility	63.2%	45.0%
Average risk-free interest rate	4.79%	4.82%
Expected life	6.25 years	0.5 years

Dividend yield is 0% because the Company has never paid dividends and has no current intent to do so. Expected volatility is based on the Company’s historical volatility over a period commensurate with the expected life of the award. Average risk-free interest rate is based on the historical U.S. Treasury risk-free rate over a period

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commensurate with the expected term of the award. Expected term is based on the simplified method for determining the expected term as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, “Share-based Payment.” Expected life of the Company’s stock purchase plan reflects the length of each period (six months) an employee can participate in. The weighted average grant date fair value of stock options granted in 2007 and 2006 was $4.43 and $3.76, respectively.

As of December 31, 2008, there remained less than $0.1 million of compensation expense, net of estimated forfeitures related to non-vested stock options to be recognized as expense over a weighted average period of 0.6 years.

The table below summarizes activity relating to RSUs for 2008 (in thousands, except weighted average prices):

	2008
	Number of Shares	Weighted
	Underlying	Average Grant
	Restricted Units	Date Fair Value

Unvested as of beginning of year	5,508	$6.19
Restricted units granted	2,204	6.51
Vesting	(1,008)	6.12
Restricted units forfeited/cancelled	(470)	6.60

Unvested as of end of year	6,234	$6.30

Unvested and expected to vest	5,625

The weighted average grant date fair value of RSUs granted in 2008, 2007 and 2006 was $6.51, $7.23 and $5.07, respectively. The aggregate intrinsic value of RSUs vested in 2008, 2007 and 2006 was $6.1 million, $5.4 million and $2.0 million, respectively. The intrinsic value of the non-vested RSUs, net of forfeitures, as of December 31, 2008 was $27.7 million. As of December 31, 2008, there remained $23.8 million of compensation expense related to non-vested RSUs to be recognized as expense over a weighted average period of approximately 2.4 years.

(16)	Retirement Plans

The Company established a 401(k) retirement savings plan for employees in June 1994. Under the provisions of the plan, the Company matches 25 percent of an employee’s contribution, up to a maximum of $1,250 per employee per year. Total Company contributions were approximately $0.9 million in 2008, $1.0 million in 2007 and $0.8 million in 2006.

(17)	Stockholders’ Equity

(a)	Redeemable Common Stock

On June 1, 2005, the Company issued 313,943 shares of redeemable common stock which carry an embedded put option feature. If the Company’s average common stock per share price during the ten business days ending on each of the first, second and third anniversary of June 1, 2005, the closing date of the BIS acquisition, was less than 25% ($2.1375 per share) of the Company’s share price, certain holders of the shares issued as consideration could require the Company to repurchase the shares at $2.1375 per share. In June 2006, 2007 and 2008, 89,474, 89,474 and 134,995, respectively, of the redeemable shares were reclassified into stockholders’ equity when the put option lapsed. As of December 31, 2008, there was no obligation to the Company as the put expired.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Preferred Stock

The Company’s Certificate of Incorporation authorizes the Board to issue up to 5,000,000 shares, $0.01 par value, of preferred stock with terms to be established by the Board at the time of issuance. To date the Company has not issued shares of preferred stock to date.

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

On November 16, 2004, the Company’s Board of Directors authorized up to $25.0 million in funds for use in the Company’s common stock repurchase program. On February 10, 2006 the Board of Directors authorized an additional $25.0 million in funds for use in such programs. Sapient has announced that it will repurchase shares on the open market or in private transactions from time to time depending on market conditions. Each authorization continued for a period of two years from its inception. During 2006, the Company repurchased approximately 3.4 million shares at an average price of $5.27 per share for an aggregate purchase price of approximately $18.1 million. During 2007, the Company repurchased approximately 702,000 shares at an average price of $6.24 per share for an aggregate purchase price of approximately $4.4 million. During 2008, the Company repurchased approximately 1.4 million shares at an average price of $6.87 for an aggregate purchase price of approximately $9.9 million. The first $25.0 million of funds authorized on November 16, 2004 and the second $25.0 million of funds authorized on February 10, 2006, had been used in their entirety prior to expiration. As of December 31, 2008, no funds remained available for repurchase under the buy back plan authorized on February 10, 2006.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Income Per Share

The following information presents the Company’s computation of basic and diluted income per share from continuing operations and basic and diluted net income per share for the periods presented in the consolidated statements of operations:

	2008	2007	2006
	(In thousands, except per share amounts)

Income (loss) from continuing operations	$62,476	$15,216	$(1,419)
Basic income (loss) per share from continuing operations:
Weighted average common shares outstanding	125,988	124,180	123,692

Basic income (loss) per share from continuing operations	$0.50	$0.12	$(0.01)

Diluted income (loss) per share from continuing operations:
Weighted average common shares outstanding	125,988	124,180	123,692
Weighted average dilutive common share equivalents	3,176	3,711	—

Weighted average common shares and dilutive common share equivalents	129,164	127,891	123,692

Diluted income (loss) per share from continuing operations	$0.48	$0.12	$(0.01)

Net income	$62,476	$15,216	$3,136
Basic net income per share:
Weighted average common shares outstanding	125,988	124,180	123,692

Basic net income per share	$0.50	$0.12	$0.03

Diluted net income per share:
Weighted average common shares outstanding	125,988	124,180	123,692
Weighted average dilutive common share equivalents	3,176	3,711	—

Weighted average common shares and dilutive common share equivalents	129,164	127,891	123,692

Diluted net income per share	$0.48	$0.12	$0.03

Excluded from the above 2008, 2007 and 2006 computations of weighted average common shares and dilutive common share equivalents for diluted net income per share were options and RSUs to purchase approximately 6.4 million, 7.1 million, and 13.4 million shares, respectively, of common stock because their inclusion would have an anti-dilutive effect on diluted net income per share.

(18)	Related Party Transactions

In October of 2006, in connection with his resignation as Chief Executive Officer, Jerry A. Greenberg and Sapient entered into a consulting agreement pursuant to which Mr. Greenberg may provide consulting services to the Company in respect of long-term strategic planning, ongoing client relations and general business development. The initial consulting agreement, effective October 16, 2006, had an initial term of one year and could be terminated by either party upon written notice. In November of 2007, the agreement term was extended for a two-year period and will expire on November 8, 2009. The amounts earned under this arrangement were $200,000 for 2008, $150,000 for 2007 and $70,000 for 2006.

From November 2006 through March 31, 2008, the Company received compensation consulting services from Pearl Meyer & Partners, a compensation consultancy (“Pearl Meyer”). Fees paid to Pearl Meyer for services

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rendered in each of 2006, 2007, and 2008 were $69,000, $402,000, and $6,000, respectively. Aggregate fees paid by the Company to Pearl Meyer since the beginning of its engagement were approximately $477,000. In August 2007, James M. Benson joined the Company’s Board of Directors. Mr. Benson is a principal of and holder of a 17.5% ownership interest in, Clark Wamberg, LLC (“Clark Wamberg”) the parent of Pearl Meyer. As of January 1, 2009, the Company no longer receives consulting services from nor has any obligation to Pearl Meyer.

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

The tables below present the service revenues and operating income attributable to these operating segments for the periods presented.

Service Revenues	2008	2007	2006
		(In thousands)

North America	$408,779	$357,084	$282,989
Government Services	28,272	23,151	15,952
Europe	225,361	166,203	106,641

Consolidated Total	$662,412	$546,438	$405,582

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	2007	2006
		(In thousands)

Income From Continuing Operations before Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change
North America(1)	$96,453	$83,574	$74,433
Government Services(1)	8,815	5,887	2,993
Europe(1)	69,351	45,339	28,965

Total Reportable Segments(1)	174,619	134,800	106,391
Less Reconciling Items(2)	(102,904)	(110,625)	(103,378)

Consolidated Income from Continuing Operations before Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change	$71,715	$24,175	$3,013

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unti segments.

(2)	Adjustments that are made to the total of the segments’s operating income to arrive at consolidated income before income taxes include the following:

	2008	2007	2006
		(In thousands)

Centrally managed functions	$92,050	$87,887	$77,461
Restructuring and other related charges	194	32	1,340
Amortization of intangible assets	2,660	2,038	3,564
Stock-based compensation expense	15,122	17,996	12,410
Interest and other (income), net	(7,086)	(5,900)	(6,167)
Unallocated expenses(3)	(36)	8,572	14,770

	$102,904	$110,625	$103,378

(3)	Includes corporate portion of both selling, marketing and general and administrative expenses.

Geographic Data

Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated statements of operations and the consolidated balance sheets:

	December 31,
	2008	2007	2006
		(In thousands)

Service revenues:
United States	$370,858	$338,528	$268,792
International	291,554	207,910	136,790

Total service revenues	$662,412	$546,438	$405,582

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2008	2007
		(In thousands)

Long-lived assets:
United States	$18,574	$16,904
International	13,823	18,010

Total long-lived assets	$32,397	$34,914

(20)	Prepaid Expenses and Other Current Assets, Other Non-Current Assets, Other Current Accrued Liabilities and other Long-Term Liabilities

The following is a table summarizing the components of selected balance sheet items as of December 31, 2008 and 2007.

	December 31, 2008	December 31, 2007
	(In thousands)

Prepaid expenses and other current assets:
Prepaid insurance	$838	$1,021
Prepaid media	831	4,339
Prepaid rent	1,404	2,130
VAT tax receivable	6,571	4,766
Prepaid other	8,744	8,907

	$18,388	$21,163

Other non-current assets:
Put right related to marketable securities	$1,691	$—
Other assets	3,909	4,818

	$5,600	$4,818

Current accrued expenses:
Accrued media	$5,917	$9,797
Accrued accounts payable	12,752	17,774
VAT tax payable	11,459	10,319
Other accrued expenses	9,823	7,960

	$39,951	$45,850

Other long-term liabilities:
Deferred tax liability, net of current portion	$5,092	$2,389
Unrecognized tax benefit	6,669	4,848
Other long-term liabilities	5,544	5,095

	$17,305	$12,332

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(21)	Quarterly Financial Results (Unaudited)

The following tables set forth certain unaudited quarterly results of operations of the Company for 2008 and 2007. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(In thousands,except per share amounts)
	(Unaudited)

Revenues:
Service revenues	$154,231	$165,826	$177,671	$164,684
Reimbursable expenses	6,303	4,498	6,449	7,825

Total gross revenues	160,534	170,324	184,120	172,509

Operating expenses:
Project personnel expenses	106,907	110,674	114,031	103,896
Reimbursable expenses	6,303	4,498	6,449	7,825

Total project personnel expenses and reimbursable expenses	113,210	115,172	120,480	111,721
Selling and marketing expenses	10,853	10,498	8,659	6,223
General and administrative expenses	30,041	32,155	33,462	27,530
Restructuring and other related (benefits) charges	143	(136)	92	95
Amortization of intangible assets	487	473	732	968

Total operating expenses	154,734	158,162	163,425	146,537

Income from operations	5,800	12,162	20,695	25,972
Interest and other income, net	2,770	1,584	1,450	1,282

Income before income taxes	8,570	13,746	22,145	27,254
Provision for income taxes	1,454	2,172	4,078	1,535

Net income	$7,116	$11,574	$18,067	$25,719

Basic net income per share	$0.06	$0.09	$0.14	$0.20

Diluted net income per share	$0.06	$0.09	$0.14	$0.20

Weighted average common shares	126,031	125,544	125,835	126,528
Weighted average dilutive common share equivalents	2,925	3,101	4,278	2,401

Weighted average common shares and dilutive common share equivalents	128,956	128,645	130,113	128,929

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(In thousands,except per share amounts)
	(Unaudited)

Revenues:
Service revenues	$121,295	$128,594	$141,590	$154,959
Reimbursable expenses	4,494	4,531	4,825	5,701

Total gross revenues	125,789	133,125	146,415	160,660

Operating expenses:
Project personnel expenses	83,830	87,157	96,694	104,682
Reimbursable expenses	4,494	4,531	4,825	5,701

Total project personnel expenses and reimbursable expenses	88,324	91,688	101,519	110,383
Selling and marketing expenses	7,608	8,141	8,664	8,700
General and administrative expenses	29,504	31,441	29,223	30,449
Restructuring and other related (benefits) charges	(112)	(57)	(35)	236
Amortization of intangible assets	542	523	487	486

Total operating expenses	125,866	131,736	139,858	150,254

(Loss) income from operations	(77)	1,389	6,557	10,406
Interest and other income, net	1,303	1,216	1,596	1,785

Income before income taxes	1,226	2,605	8,153	12,191
Provision for income taxes	451	1,758	3,732	3,018

Net income	$775	$847	$4,421	$9,173

Basic net income per share	$0.01	$0.01	$0.04	$0.07

Diluted net income per share	$0.01	$0.01	$0.03	$0.07

Weighted average common shares	123,301	123,423	124,875	125,025
Weighted average dilutive common share equivalents	3,593	4,153	3,439	3,658

Weighted average common shares and dilutive common share equivalents	126,894	127,576	128,314	128,683

(22)	Subsequent Event (unaudited)

On February 12, 2009, in response to the impact of current global economic conditions on its demand environment, the Company implemented a restructuring plan to reduce its peoplecount by approximately 500, or approximately 8% of the Company’s global workforce. In connection with the restructuring plan, the Company expects to incur aggregate restructuring and other related charges of approximately $2.6 million in the first quarter of 2009, consisting primarily of employee cash severance payments, outplacement assistance fees and other associated costs.

SAPIENT CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2008, 2007 and 2006

	Balance at				Balance at
	Beginning of	Charge (Benefit)			End of
Allowance for Doubtful Accounts	Year	to Expense	Recoveries	Write-Offs	Year
			(In thousands)

December 31, 2006	$887	$1,946	$(170)	$(90)	$2,573
December 31, 2007	$2,573	$—	$(1,426)	$(191)	$956
December 31, 2008	$956	$262	$(316)	$(507)	$395

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) as of December 31, 2008. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2008 were effective.

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

Under the supervision and with the participation of management, including the CEO and CFO, an evaluation was performed, as of December 31, 2008, of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter covered by this annual report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

Below are the name, age and principal occupations for the last five years of each executive officer of Sapient, as of February 23, 2009. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Preston B. Bradford, Chief Operations and Administrative Officer	52	Mr. Bradford joined Sapient in September 1994. Mr. Bradford was appointed as Senior Vice President in April 2000 and Executive Vice President in February 2004. Prior to joining Sapient, Mr. Bradford held various positions with Sprint Corporation, a telecommunications company, from July 1980 to August 1994.
Alan J. Herrick, President and Chief Executive Officer	43	Mr. Herrick joined Sapient in March 1995. Mr. Herrick was appointed as Vice President in December 1996, Executive Vice President in June 2002 and President and Chief Executive Officer in October 2006.
Christian Oversohl, Senior Vice President and Managing Director, Europe	41	Mr. Oversohl joined Sapient in April 2000, following Sapient’s merger with the company he founded, The Launch Group. Mr. Oversohl serves as Senior Vice President and Managing Director of Sapient’s European Operations. Prior to joining Sapient, Mr. Oversohl was a manager at A.T. Kearney and also worked with Dicke & Wicharz Management Consulting, BMW, Henkel-Kosmetik, and Dresdner Bank.
Jane E. Owens, Senior Vice President and General Counsel	55	Ms. Owens joined Sapient in September 2000 as Senior Vice President, General Counsel and Secretary. Prior to joining Sapient, Ms. Owens served as Senior Vice President, General Counsel and Secretary of The Dial Corporation, a consumer products company, from May 1997 to September 2000.
Stephen P. Sarno, Vice President, Corporate Controller and Chief Accounting Officer	41	Mr. Sarno joined Sapient in October 2005 as Vice President, Corporate Controller and Chief Accounting Officer. Prior to joining Sapient, Mr. Sarno served as a Director of Finance with BearingPoint from 2004 to 2005. Mr. Sarno was formerly a Senior Manager with PricewaterhouseCoopers LLP.
Joseph S. Tibbetts, Jr., Senior Vice President and Chief Financial Officer	56	Mr. Tibbetts joined Sapient in October 2006 as Senior Vice President and Chief Financial Officer. Prior to joining Sapient, Mr. Tibbetts was most recently the Chief Financial Officer of Novell, Inc. and also held a variety of senior financial management positions at Charles River Ventures, Lightbridge, Inc., and SeaChange International, Inc. Mr. Tibbetts also was formerly a partner with Price Waterhouse LLP.
Alan M. Wexler, Senior Vice President and Managing Director, North America	45	Mr. Wexler joined Sapient in April 1998 and serves as Senior Vice President and Managing Director of Sapient’s North American Operations. Since joining Sapient in 1998, Mr. Wexler has held a number of key management positions, including Vice President and Managing Director of Sapient’s Technology and Communications Group. He launched Sapient’s Global Wireless Group, and led Sapient’s Media, Entertainment, and Communication Group in New York. Prior to joining Sapient, Mr. Wexler founded and operated a management and technology-consulting firm.

Directors

The information required by this item is incorporated by reference to the information appearing under the caption “Director Nominees,” in our in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2008 (the “2009 Proxy Statement”).

Certain other information required by this Item regarding our officers, Directors, and corporate governance is incorporated herein by reference to the information appearing under the headings “Information About Our Directors” and “Information About Ownership of Our Common Stock” in our 2009 Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information appearing under the headings “Information About Our Directors,” “Executive Compensation,” and “Report of the Compensation Committee on Executive Compensation” in our 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information appearing under the heading “Information About Ownership of Our Common Stock” in our 2009 Proxy Statement. The following table summarizes, as of December 31, 2008, the number of options issued under our equity compensation plans and the number of wards available for future issuance under these plans.

(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a)(1)(2)

Equity compensation plans approved by stockholders	13,556,683	$10.31	11,601,101
Equity compensation plans not approved by stockholders	NA	NA	NA

Total	13,556,683	$10.31	11,601,101

(1)	6,416,801 of the shares listed in column (c) may be issued in the form of restricted stock or RSUs, pursuant to the terms of our 1998 Stock Incentive Plan, as amended. No shares of restricted stock are currently available for issuance under our other equity compensation plans.

(2)	Column (c) includes 1,773,600 shares that are available for issuance under our 2005 Employee Stock Purchase Plan as of December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information appearing under the headings “Information About Our Directors” and “Certain Relationships and Related Party Transactions” in our 2009 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information appearing under the heading “Statement of Independent Registered Public Accounting Firm Fees and Services” in our 2009 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

15(a) (1) Financial Statements

The Consolidated Financial Statements filed as part of this report are listed and indexed on page 48. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

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

Dated: February 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ ALAN J. HERRICK Alan J. Herrick	President and Chief Executive Officer	February 23, 2009

Principal Financial Officer:

/s/ JOSEPH S. TIBBETTS, JR. Joseph S. Tibbetts, Jr.	Chief Financial Officer	February 23, 2009

Principal Accounting Officer:

/s/ STEPHEN P. SARNO Stephen P. Sarno	Chief Accounting Officer	February 23, 2009

Directors:

/s/ JAMES M. BENSON James M. Benson		February 23, 2009

/s/ HERMANN BUERGER Hermann Buerger		February 23, 2009

/s/ DARIUS W. GASKINS, Jr. Darius W. Gaskins, Jr.		February 23, 2009

/s/ ALAN J. HERRICK Alan J. Herrick		February 23, 2009

/s/ J. STUART MOORE J. Stuart Moore		February 23, 2009

Signature	Title	Date

/s/ BRUCE D. PARKER Bruce D. Parker		February 23, 2009

/s/ ASHOK SHAH Ashok Shah		February 23, 2009

/s/ VIJAY SINGAL Vijay Singal		February 23, 2009

EXHIBIT INDEX

Exhibit
Number		Description

2.1	—	Agreement dated as of August 6, 2008, among Sapient Limited, Sapient Corporation and the persons listed on Schedule I thereto(1)
3.1	—	Second Amended and Restated Certificate of Incorporation(2)
3.2	—	Amended and Restated Bylaws(3)
4.1	—	Specimen Certificate for Shares of Common Stock, $.01 par value, of the Company(4)
10.1†	—	1996 Equity Stock Incentive Plan(4)
10.2†	—	1996 Director Stock Option Plan(4)
10.3†	—	1998 Stock Incentive Plan(5)
10.4†	—	Amendment to 1998 Stock Incentive Plan(6)
10.5†	—	2001 Stock Option Plan(7)
10.6†	—	Sapient Corporation Winning Performance Plan(8)
10.7†	—	2007 Global Performance Bonus Plan(9)
10.8†	—	Joseph S. Tibbetts, Jr. Restricted Stock Units Agreement(9)
10.9†	—	Sheeroy D. Desai Transition Agreement(9)
10.10†	—	Sheeroy D. Desai Recruiting Agreement(9)
10.11†	—	Director Compensation Matters(10)
10.12†	—	J. Stuart Moore Separation Agreement(10)
10.13†	—	Joseph S. Tibbetts, Jr. Offer Letter(10)
10.14†	—	Alan M. Wexler Severance Agreement(10)
10.15†	—	Alan J. Herrick Employment Agreement(6)
10.16†	—	Form of Restricted Stock Units Agreement for Initial Grant to re-elected Board members(6)
10.17†	—	Form of Restricted Stock Units Agreement for Initial Grant to newly appointed Board members(6)
10.18†	—	Form of Restricted Stock Units Agreement for Employees(6)
10.19†	—	Amended and Restated Consulting Agreement with Jerry A. Greenberg(11)
10.20†		Employment Agreement between Sapient GmbH and Dr. Christian Oversohl(12)
21*	—	List of Subsidiaries
23*	—	Consent of PricewaterhouseCoopers LLP
31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits filed herewith.

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Form 8-K filed August 7, 2008.

(2)	Incorporated herein by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 000-28074).

(3)	Incorporated herein by reference to the Company’s Form 8-K filed February 10, 2009.

(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-12671).

(5)	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-28074).

(6)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended September 30, 2007 (File No. 000-28074).

(7)	Incorporated herein by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders (File No. 000-28074).

(8)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended June 30, 2006 (File No. 000-28074).

(9)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended June 30, 2007 (File No. 000-28074).

(10)	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-28074).

(11)	Incorporated herein by reference to the Company’s Form 8-K filed November 13, 2007 (File No. 000-28074).

(12)	Incorporated herein by reference to the Company’s Form 8-K filed March 19, 2008 (File No. 000-28074).