Form 10-Q
period 2009-03-31
SAPIENT CORP
filed 2009-05-07
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2009
Common Stock, $0.01 par value per share	127,408,685 shares

SAPIENT CORPORATION
INDEX
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Quarterly Report, including those related to our cash and liquidity resources and our cash expenditures relating to restructuring, as well as any statement other than statements of historical facts regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Quarterly Report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described below in Part II, Item 1A, “Risk Factors” in this Quarterly Report and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Quarterly Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

SAPIENT CORPORATION
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CONSOLIDATED AND CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands, except
	per share and share amounts)

ASSETS

Current assets:
Cash and cash equivalents	$138,062	$169,340
Marketable securities, current portion	1,697	3,462
Restricted cash, current portion	309	372
Accounts receivable, less allowance for doubtful accounts of $931 and $395 at March 31, 2009 and December 31, 2008, respectively	81,818	88,930
Unbilled revenues	58,598	43,665
Prepaid expenses and other current assets	18,288	20,223

Total current assets	298,772	325,992
Marketable securities, net of current portion	17,441	17,267
Restricted cash, net of current portion	1,981	2,139
Property and equipment, net	29,187	32,397
Purchased intangible assets, net	8,673	9,644
Goodwill	56,736	51,711
Other assets	11,667	13,120

Total assets	$424,457	$452,270

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,093	$6,977
Accrued compensation	35,455	55,605
Accrued restructuring costs, current portion	3,093	3,123
Deferred revenues, current portion	10,961	15,143
Other current accrued liabilities	42,101	47,082

Total current liabilities	98,703	127,930
Accrued restructuring costs, net of current portion	4,197	4,799
Deferred revenues, net of current portion	217	289
Other long-term liabilities	17,279	17,305

Total liabilities	120,396	150,323

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at March 31, 2009, and December 31, 2008	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 131,785,758 shares issued at March 31, 2009, and December 31, 2008	1,318	1,318
Additional paid-in capital	581,234	580,936
Treasury stock, at cost, 4,773,240 and 5,239,006 shares at March 31, 2009, and December 31, 2008, respectively	(22,016)	(24,165)
Accumulated other comprehensive loss	(29,366)	(24,535)
Accumulated deficit	(227,109)	(231,607)

Total stockholders’ equity	304,061	301,947

Total liabilities and stockholders’ equity	$424,457	$452,270

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Service revenues	$142,359	$154,231
Reimbursable expenses	6,953	6,303

Total gross revenues	149,312	160,534

Operating expenses:
Project personnel expenses	100,178	106,907
Reimbursable expenses	6,953	6,303

Total project personnel expenses and reimbursable expenses	107,131	113,210
Selling and marketing expenses	7,142	10,853
General and administrative expenses	26,354	30,041
Restructuring and other related charges	2,145	143
Amortization of purchased intangible assets	867	487
Acquisition costs and other related charges	638	—

Total operating expenses	144,277	154,734

Income from operations	5,035	5,800
Interest and other income, net	1,006	2,770

Income before income taxes	6,041	8,570
Provision for income taxes	1,543	1,454

Net income	$4,498	$7,116

Basic net income per share	$0.04	$0.06

Diluted net income per share	$0.03	$0.06

Weighted average common shares	126,889	126,031
Weighted average dilutive common share equivalents	3,479	2,925

Weighted average common shares and dilutive common share equivalents	130,368	128,956

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$4,498	$7,116
Adjustments to reconcile net income to net cash used in operating activities:
Loss recognized on disposition of fixed assets	39	30
Unrealized loss on hedge positions	228	59
Unrealized loss on investments	77	—
Depreciation expense	3,879	4,511
Amortization of purchased intangible assets	867	487
Deferred income taxes	1,344	(464)
Provision for (recovery of) allowance for doubtful accounts, net	565	(293)
Stock-based compensation expense	3,487	4,485
Changes in operating assets and liabilities:
Accounts receivable	5,182	(2,785)
Unbilled revenues	(15,626)	(4,318)
Prepaid expenses and other current assets	(93)	3,314
Other assets	396	(53)
Accounts payable	52	3,082
Accrued compensation	(20,194)	(15,548)
Accrued restructuring costs	(602)	(702)
Deferred revenues	(3,943)	(3,873)
Other accrued liabilities	(9,737)	(1,768)
Other long-term liabilities	59	(100)

Net cash used in operating activities	(29,522)	(6,820)

Cash flows from investing activities:
Cash paid for acquisitions, including transaction costs, net of cash received	—	(225)
Cash received for sale of discontinued operations, net of cash disposed of and payment to minority stockholders	—	720
Purchases of property and equipment and internally developed software	(1,237)	(4,071)
Sales and maturities of marketable securities	1,774	35,250
Purchases of marketable securities	—	(8,339)
Cash received on hedge positions	570	—
Restricted cash	124	(4)

Net cash provided by investing activities	1,231	23,331

Cash flows from financing activities:
Principal payments under capital lease obligations	—	(19)
Proceeds from stock option and purchase plans	81	947
Repurchases of common stock	—	(1,997)

Net cash provided by (used in) financing activities	81	(1,069)

Effect of exchange rate changes on cash and cash equivalents	(3,068)	(821)

(Decrease) increase in cash and cash equivalents	(31,278)	14,621
Cash and cash equivalents, at beginning of period	169,340	118,697

Cash and cash equivalents, at end of period	$138,062	$133,318

Supplemental Cash Flow Information:
Non-cash investing transaction:
Contingent earnout consideration associated with acquisition	$4,855	$—

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
1. Basis of Presentation
     The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for any future period or the full fiscal year. A reclassification has been made to the interim 2008 segment information (Note 10) to conform to current period presentation. Certain general and administrative expenses have been reclassified to centrally managed functions from operating expenses allocable to operating segments. As a result, $9.1 million and $5.3 million of general and administrative expenses for North America and Europe, respectively, were reclassified to centrally managed functions.
     Unless the context requires otherwise, references in this Quarterly Report to “Sapient,” “the Company,” “we,” “us” or “our” refer to Sapient Corporation and its consolidated subsidiaries.
2. Acquisitions
     On August 6, 2008, the Company acquired 100% of the outstanding shares of Derivatives Consulting Group Limited (“DCG”). Aggregate initial consideration for the acquisition totaled $31.3 million, which consisted of: i) cash consideration of $21.9 million, ii) stock consideration of 307,892 shares, issued on the acquisition date, valued at $2.3 million, iii) deferred stock consideration of 615,784 shares, valued at $4.5 million, which will be issued 18 months after the acquisition date, and iv) transaction costs of $2.6 million. Pursuant to the agreement, DCG could earn additional consideration subject to DCG achieving certain operating objectives in years one, two and three following the acquisition date. On March 31, 2009, the year one operating objectives were partially achieved. The Company determined the amount of contingent consideration payable as a result of DCG’s performance as of March 31, 2009, estimated at $4.9 million. This amount has been recorded as an increase to goodwill and other current accrued liabilities and will be paid in common stock by the Company issuing treasury shares. The maximum potential future consideration, to be resolved over the next two years, is $17.1 million (approximately £12.0 million at the March 31, 2009, exchange rate), payable in common stock. The Company intends to pay any additional consideration by issuing treasury shares. Any such payments will result in increases in goodwill at the time the contingent payment is earned.
     During the three months ended March 31, 2009, the Company finalized a plan for DCG, which was initiated at the date of acquisition, which will result in the termination of certain employees. The total estimated cost of this plan was $0.5 million, which is for employee severance costs. The total estimated cost of $0.5 million was recorded as in increase to goodwill and accrued in other current liabilities as of March 31, 2009. The Company expects to pay all of the costs by the end of the first quarter in 2010.
     The following unaudited, pro forma information for the three months ended March, 31, 2008, assumes the DCG acquisition occurred at the beginning of the period presented (in thousands, except per share amounts):

Three Months
Ended March 31,
2008
(unaudited)
Service revenues	$163,405

Net income	$6,898

Basic and diluted net income per share	$0.05

     On January 1, 2009, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 141R, Business Combinations (“SFAS No. 141R”), which requires acquisition related costs to be expensed as incurred. These costs are associated with third-party professional services incurred related to the evaluation process of potential acquisition opportunities. Though the Company may incur acquisition costs and other related charges it is not indicative that any transaction will be consummated. Acquisition costs and other related expenses for the three months ended March 31, 2009, were $0.6 million.
3. Marketable Securities, Put Right and Fair Value Disclosures
     The Company accounts for its marketable securities as “available-for-sale” or “trading” securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). Available-for-sale securities are carried on the balance sheet at fair value with unrealized gains and losses reflected in the “accumulated other comprehensive loss” section of its consolidated and condensed balance sheet. Trading securities are carried on the balance sheet at fair value with unrealized gains and losses reflected in the “interest and other income, net” section of its consolidated and condensed statements of operations.
     At March 31, 2009, the Company’s marketable securities classified as available-for-sale total, at par, $3.2 million and marketable securities classified as trading securities total, at par, $17.9 million. At December 31, 2008, the Company’s marketable securities classified as available-for-sale total, at par, $5.0 million and marketable securities classified as trading securities total, at par, $17.9 million.
     The following tables summarize the Company’s marketable securities:

	Available-for-Sale Securities as of March 31, 2009
	(in thousands)
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Long-term:
Auction rate securities	$1,500	$—	$(190)	$1,310
Short-term:
Money market fund deposits	1,697	—	—	1,697

Total	$3,197	$—	$(190)	$3,007

	Trading Securities as of March 31, 2009
	(in thousands)
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Long-term:
Auction rate securities	$17,925	$—	$(1,794)	$16,131

	Available-for-Sale Securities as of December 31, 2008
	(in thousands)
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Long-term:
Auction rate securities	$1,500	$—	$(157)	$1,343
Short-term:
Corporate debt securities	1,003	—	(1)	1,002
Money market fund deposits	2,460	—	—	2,460

Total	$4,963	$—	$(158)	$4,805

	Trading Securities as of December 31, 2008
	(in thousands)
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Long-term:
Auction rate securities	$17,925	$—	$(2,001)	$15,924

     The Company’s available-for-sale securities comprise auction rate securities (“ARS”), corporate debt securities and an investment in The Reserve Primary Fund (“Primary Fund”), a money market fund that suspended redemptions and is in the process of being liquidated. The Company’s trading securities comprise ARS that, as of March 31, 2009, have been in an unrealized loss position for more than twelve months.
     Due to the Company’s ARS experiencing failed auctions since February 2008, limiting the liquidity of these investments, there no active market for the ARS investments the Company holds. Consequently, no quoted prices and little observable market data were available for the Company to determine the fair value of these investments as of March 31, 2009. Due to the lack of quoted prices and observable market data, the Company has estimated the fair value of these ARS using a discounted cash flow analysis.
     As a result of the discounted cash flow analysis, the Company believes the fair value of its ARS classified as available-for-sale securities is $0.2 million less than their par value, and has recorded the change in this temporary impairment, a loss of $33,000 compared to its valuation as of December 31, 2008, in the “accumulated other comprehensive loss” section on its consolidated and condensed balance sheet. The Company believes the current impairment related to its ARS classified as available-for-sale securities to be temporary in nature because at March 31, 2009, the Company has the ability and intent to hold these investments until a successful auction or another liquidating event occurs and these ARS investments are liquidated at par value. At March 31, 2009, the fair value of the Company’s investment in the Primary Fund was $1.7 million. In mid-September 2008, the Primary Fund disclosed that it was valuing its holding of debt securities issued by Lehman Brothers Holding, Inc. at zero, and that the net asset value of the Primary Fund decreased below $1 for redemption requests received after 11:00 AM on September 16, 2008. The Company submitted its request for full redemption of its investment on September 15, 2008, and as of March 31, 2009, the Company has received redemptions totaling $9.9 million. The Company expects distributions will occur as the Primary’s Fund’s assets mature or are sold. While the Company expects to receive all of its current investment in the Primary Fund, it cannot predict when this will occur but the Company expects that substantially all of the funds will be received within 12 months, as the fund’s underlying securities will all mature prior to that date. Subsequent to March 31, 2009, the Company received a Primary Fund redemption of $0.5 million.
     In addition, the Company believes the fair value of its ARS classified as trading securities is $1.8 million less than their par value, and has recorded the change in this other-than-temporary impairment, a gain of $0.2 million compared to its valuation as of December 31, 2008, in “interest and other income, net.” All of the Company’s $17.9 million of ARS classified as trading securities are held with UBS AG (“UBS”), one of the Company’s brokers. On November 5, 2008, the Company accepted an offer from UBS which provides the Company with rights (the “Put Right”) to sell UBS the $17.9 million of its ARS investments at par, which were purchased through UBS, at any time during a two-year period beginning June 30, 2010. In addition, UBS has agreed to provide the Company a no net cost loan equal to 75% of the market value of the Company’s ARS positions with UBS should the Company desire to do so before June 30, 2010. Before accepting the Put Right, the Company had the intent and ability to hold these securities until a successful auction or another liquidating event occurred and had previously recognized the unrealized loss as a temporary impairment and recorded the decline in value in “other comprehensive (loss) income.” As a result of accepting the Put Right, the Company has entered into a separate financial instrument that has been recorded as an asset that was initially measured at its fair value. The Company has elected to apply the fair value option in SFAS No. 159, The Fair Value Option for Financials Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), to the Put Right and accordingly will record future changes in fair value of the Put Right through earnings. The Company recorded the change in the fair value of the Put Right, $0.3 million, as an unrealized loss in “interest and other income, net” section of its consolidated and condensed statement of operations. The Put Right represents the right to sell the corresponding ARS back to UBS at par beginning June 30, 2010 and has therefore been classified as a long-term asset in the Company’s consolidated and condensed balance sheets. As part of assessing the fair value of the Put Right in future periods, the Company will continue to assess the economic ability of UBS to meet its obligation under the Put Right.
     Actual maturities of our marketable securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Gross realized gains and losses on the sale of securities are calculated using the specific identification method, and were not material to the Company’s operations for the three months ended March 31, 2009 and 2008.
     In accordance with SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), the following tables represent the Company’s fair value hierarchy for its cash equivalents, marketable securities and foreign exchange forward contracts measured at fair value on a recurring basis as of March 31, 2009:

	Fair Value Measurements at Reporting Date Using
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Auction rate securities	$—	$—	$17,441	$17,441
Put Right	—	—	1,407	1,407
Bank time deposits	—	43,325	—	43,325
Foreign exchange option contracts, net	—	159	—	159
Money market fund deposits	49,726	—	1,697	51,423

Total	$49,726	$43,484	$20,545	$113,755

	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign exchange option contracts, net	$—	$192	$—	$192

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
     Level 3 assets consist of ARS investments structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can continue to hold the investments at par or sell the securities at auction provided there are willing buyers to make the auction successful. The ARS investments the Company holds are collateralized by student loans and municipal debt and, as noted above, have experienced failed auctions since February 2008. Level 3 assets also include the Put Right and the Company’s investment in the Primary Fund.
     The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets measured on a recurring basis for the three months ended March 31, 2009:

Level 3 Inputs
(in thousands)
Balance at December 31, 2008	$21,418
Transfers into Level 3	—
Unrealized loss included in accumulated other comprehensive loss	(33)
Unrealized loss included in interest and other income, net	(284)
Unrealized gain included in interest and other income, net	207
Net maturities, purchases and sales	(763)

Balance at March 31, 2009	$20,545

     Effective January 1, 2009, the Company implemented SFAS No. 157 for its nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis. The adoption of SFAS No. 157 for the Company’s nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis did not impact its financial position or results of operations; however, could have an impact in future periods. The Company may have additional disclosure requirements in the event of a completed acquisition or if an impairment of these occurs in a future period.
     Included in the Company’s cash and cash equivalents balance of $138.1 million as of March 31, 2009, were $43.3 million of time deposits with maturities of less than or equal to 60 days and money market fund deposits of $49.7 million. Included in the Company’s cash and cash equivalents balance of $169.3 million as of December 31, 2008, were $22.7 million of time deposits with maturities of less than or equal to 60 days and money market fund deposits of $80.6 million.
4. Stock-Based Compensation
     Under the provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), the Company recorded $3.5 million and $4.5 million of stock-based compensation expense in the accompanying consolidated and condensed statements of operations for the three months ended March 31, 2009 and 2008, respectively. Stock-based compensation expense for all share-based payment awards granted since January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.
     Project personnel expenses, selling and marketing expenses and general and administrative expenses appearing in the consolidated and condensed statements of operations include the following stock-based compensation amounts:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Project personnel expenses	$1,989	$2,060

Selling and marketing expenses	$387	$1,036

General and administrative expenses	$1,111	$1,389

     Stock-based compensation expense capitalized related to internally developed software was not material for the three months ended March 31, 2009 and 2008. The Company uses the Black-Scholes valuation model for estimating the fair value of the stock options granted under SFAS No. 123R. The fair value per share of Restricted Stock Unit (“RSU”) awards is equal to the quoted market price of the Company’s common stock on the date of grant. RSU awards with market-based vesting criteria are valued using a lattice model.
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
     In connection with the Company’s internal review of its historical stock-based compensation practices from 1996 to 2006, the Company determined that certain stock options exercised in 2006 by current and former employees of the Company (the “Affected Employees”) had been mispriced and, therefore, were subject to an excise tax, and associated interest charges, under Section 409A of the Internal Revenue Code (“Section 409A”). As a result, during the first quarter of 2007, the Compensation Committee of the Company’s Board Directors approved a remediation plan that called for the Company to pay this tax (and interest charges) on behalf of the Affected Employees. Accordingly, the Company recorded an expense of $750,000 during the first quarter of 2007 related to this tax and associated interest charges. The Company has made payments of $400,000 of this liability, and the remaining $350,000 was accrued at March 31, 2009.
     The following table summarizes activity relating to stock options under all stock option plans for the three months ended March 31, 2009:

		Weighted
		Average
		Exercise
	Shares	Price
	(In thousands)
Outstanding as of December 31, 2008	7,323	$13.72
Options exercised	(32)	$2.51
Options forfeited/cancelled	(305)	$15.69

Outstanding as of March 31, 2009	6,986	$13.69

Vested and expected to vest as of March 31, 2009	6,984	$13.69

Options exercisable as of March 31, 2009	6,950	$13.72

Aggregate intrinsic value of outstanding	$4,096
Aggregate intrinsic value of vested and expected to vest	$4,096
Aggregate intrinsic value of exerciseable	$4,090
     The aggregate intrinsic value of stock options exercised in the three months ended March 31, 2009 and 2008 was less than $0.1 million and $0.9 million, respectively, determined at the date of exercise.
     As of March 31, 2009, there remained less than $0.3 million of compensation expense, net of estimated forfeitures related to non-vested stock options to be recognized as expense over a weighted average period of 0.6 years.
     The table below summarizes activity relating to RSUs for the three months ended March 31, 2009:

	Number of Shares	Weighted
	Underlying	Average Grant
	Restricted Units	Date Fair Value
	(In thousands)
Unvested as of December 31, 2008	6,234	$6.30
Restricted units granted	298	$3.95
Restricted units vested	(690)	$7.08
Restricted units forfeited/cancelled	(71)	$6.38

Unvested as of March 31, 2009	5,771	$6.08

Expected to vest as of March 31, 2009	5,068	$6.08

     The weighted average grant date fair value of RSUs granted for the three months ended March 31, 2009 and 2008 was $3.95 and $7.50, respectively. The aggregate intrinsic value of the RSUs vested in the three months ended March 31, 2009 and 2008, was $4.9 million and $4.1 million, respectively. The intrinsic value of the non-vested RSUs, net of forfeitures, as of March 31, 2009, was $25.8 million. As of March 31, 2009, there remained $20.0 million of compensation expense related to non-vested RSUs to be recognized as expense over a weighted average period of approximately 2.3 years.

5. Net Income Per Share
     The following information presents the Company’s computation of basic and diluted net income per share for the periods presented in the consolidated and condensed statements of operations:

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)

Net income	$4,498	$7,116
Basic net income per share:
Weighted average common shares outstanding	126,889	126,031

Basic net income per share	$0.04	$0.06

Diluted net income per share:
Weighted average common shares outstanding	126,889	126,031
Weighted average dilutive common share equivalents	3,479	2,925

Weighted average common shares and dilutive common share equivalents	130,368	128,956

Diluted net income per share	$0.03	$0.06

Anti-dilutive options and share based awards not included in the calculation	7,973	5,453

     Included in weighted average dilutive common share equivalents for the three months ended March 31, 2009, are 615,784 shares which are deferred consideration for the DCG acquisition and 1,053,526 shares associated with the settlement of the DCG earnout payment.
6. Commitments and Contingencies
     The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims that have arisen in the course of its business and that have not been fully adjudicated in which the damages claimed under such actions, in the aggregate, total approximately $3.3 million as of March 31, 2009. The Company has accrued at March 31, 2009, approximately $1.0 million related to certain of these items. The Company intends to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has accrued.
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
     In March 2009, the Company signed an operating lease for office space in Miami, Florida. The Miami lease is for approximately 20,000 square feet with a term of 33 months, ending December 31, 2011. Subsequent to March 31, 2009, the Company signed an operating lease for office space in London, United Kingdom. The London lease is for approximately 27,000 square feet with a term of 15 years. The additional rental commitments under these lease agreements are as follows:

Total
(In thousands)

2009	$549
2010	824
2011	1,436
2012	1,527
2013	1,527
Thereafter	16,937

Total	$22,800

7. Restructuring and Other Related Charges
2009 — Restructure Event
     In February 2009, in response to the impact of current global economic conditions on its demand environment, the Company implemented a restructuring plan to reduce its peoplecount during the first quarter of 2009. For the three months ended March 31, 2009, 392 employees were terminated in connection with this restructuring plan and the Company recorded restructuring charges of $2.0 million in its consolidated and condensed statements of operations. These charges consisted of $1.9 million in employee cash severance payments and the remaining charges consisted of outplacement assistance fees and other associated costs. Of the $2.0 million restructuring charge, $1.8 million was recorded to the Company’s North America operating segment. The remaining charges were not recorded to a segment because they impacted areas of the business that supported the business units and are reflected in “Reconciling Items” in Note 10, Segment Information.
     The following table shows activity during the three months ended March 31, 2009, related to the 2009 restructuring event:

Workforce
(In thousands)
2009 provision	$1,965
Cash utilized	(1,830)

Balance, March 31, 2009	$135

The remaining $0.1 million accrued restructuring as of March 31, 2009, is expected to be paid by June 30, 2009.
2001, 2002, 2003 — Restructure Events
     As a result of the decline in the demand for advanced technology consulting services that began in 2000, the Company restructured its workforce and operations in 2001, 2002 and 2003. These charges were not recorded to a segment because they impacted areas of the business that supported the business units, but are included in “Reconciling Items” in Note 10, Segment Information. The restructuring consisted of ceasing operations and consolidating or closing excess offices. Estimated costs for the consolidation of facilities included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sublease income.
     For the three months ended March 31, 2009, the Company recorded net restructuring and other related charges associated with the 2001, 2002 and 2003 events of approximately $180,000 in its consolidated and condensed statements of operations principally related to one item. The item involved recording a restructuring charge associated with a change of estimated operating expenses to be incurred in connection with three previously restructured leases, the last of which ends in 2011.
     For the three months ended March 31, 2008, the Company recorded net restructuring and other related charges of $143,000 in its consolidated and condensed statements of operations principally related to two items. The first involved recording a restructuring charge associated with a change of estimated operating expenses to be incurred in connection with three previously restructured leases. Based on this change of estimate, the Company estimated that future operating expenses would exceed its prior estimate by approximately $506,000. The second item was the result of a restructuring benefit of approximately $363,000 in the first quarter of 2008 associated with the re-occupation of approximately 3,900 square feet of previously restructured space in the Company’s Munich, Germany office. The restructuring accrual for this space was initially established in 2002 and the contractual lease term for the office space ends on December 31, 2011. Since 2002 and up until the second half of 2008, the demand for advanced technology consulting services had improved, therefore the Company decided to re-occupy this previously restructured space. The $363,000 will be recognized as operating rent expense over the remaining contractual lease term, which ends on December 31, 2011.
     The following table shows activity during the three months ended March 31, 2009, related to 2001, 2002 and 2003 restructuring events:

Facilities
(In thousands)
Balance, December 31, 2008	$7,922
Charges, net	180
Cash utilized	(947)

Balance, March 31, 2009	$7,155

The total remaining accrued restructuring for 2001, 2002 and 2003 events is $7.2 million at March 31, 2009, of which the cash outlay over the next 12 months is expected to be $3.0 million, and the remainder will be paid through 2011.
8. Income Taxes
     For the three months ended March 31, 2009 and 2008, the Company recorded an income tax provision of $1.5 million. The Company’s income tax is primarily related to foreign, federal alternative minimum tax and state tax obligations.
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
     The Company has deferred tax assets that have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), requires the establishment of a valuation allowance when the realization of deferred tax assets is not considered more likely than not. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of losses incurred in the United States during 2006 and 2007 and the Company’s inability to predict the extent and timing of profitability in future periods due to general economic conditions, the Company has continued to record a valuation allowance against its deferred tax assets in the United States.
     The Company has gross unrecognized tax benefits of approximately $6.9 million as of March 31, 2009, and $6.7 million as of December 31, 2008. These amounts (net of federal benefit on state issues) represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2009, interest accrued was approximately $1.2 million.
     The Company conducts business globally and, as a result, one or more of our subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including Canada, Germany, India, Luxembourg, the Netherlands, Singapore, Sweden, Switzerland, United Kingdom and the United States.
9. Comprehensive Income
     The components of comprehensive income are presented below for the periods presented in the consolidated and condensed statements of operations:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Net income	$4,498	$7,116
Foreign currency translation loss	(4,798)	(528)
Unrealized loss on investments	(33)	(1,077)

Comprehensive (loss) income	$(333)	$5,511

10. Segment Information
     The Company has discrete financial data by operating segments available based on its method of internal reporting, which disaggregates its operations. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance.
     The Company does not allocate certain marketing and general and administrative expenses to its business unit segments because these activities are managed separately from the business units. The Company does allocate certain marketing and general and administrative expenses to its Government Services business unit as these activities are managed within that business unit. The Company allocated $1.8 million of its 2009 restructuring activities to its North America segment. The Company did not allocate the remaining $0.2 costs associated with its 2009 restructuring event, nor costs associated with its 2001, 2002 and 2003 restructuring events across all operating segments for internal measurement purposes, given that the substantial majority of these restructuring costs impacted areas of the business that supported the business units and, specifically in the case of the Company’s 2001, 2002 and 2003 events, were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. Management does not allocate stock-based compensation to the segments for the review of results for the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM, and therefore, the Company has not disclosed asset information for each operating segment.
     Beginning in 2009, the Company began reporting to the CODM certain general and administrative expenses that were previously allocable to North America and Europe operating expenses as centrally managed functions. As a result, $9.1 million and $5.3 million of general and administrative expenses for the three months ended March 31, 2008, for North America and Europe, respectively, were reclassified to centrally managed functions to conform to the current period presentation.
     The tables below present the service revenues and income before income taxes attributable to these operating segments for the periods presented.

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Service Revenues:
North America	$84,528	$97,750
Europe	49,548	49,225
Government Services	8,283	7,256

Total	$142,359	$154,231

Income Before Income Taxes:
North America (1)	$17,569	$24,429
Europe (1)	16,345	17,120
Government Services	2,381	2,400

Total reportable segments (1)	36,295	43,949
Less reconciling items (2)	(30,254)	(35,379)

Consolidated income before income taxes	$6,041	$8,570

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income before income taxes include the following:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Centrally managed functions	$26,903	$32,563
Restructuring and other related charges	357	143
Amortization of purchased intangible assets	867	487
Stock-based compensation expense	3,487	4,485
Interest and other income, net	(1,006)	(2,770)
Acquisition costs and other related charges	638	—
Unallocated expenses (3)	(992)	471

Total	$30,254	$35,379

(3)	Includes corporate portion of both selling and marketing and general and administrative expenses.
11. Geographic Data
     Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated and condensed statements of operations and the consolidated and condensed balance sheets:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Service revenues:
United States	$80,489	$91,107
International	61,870	63,124

Total service revenues	$142,359	$154,231

	March 31,	December 31,
	2009	2008
	(In thousands)

Long-lived assets:
United States	$16,940	$18,574
International	12,247	13,823

Total long-lived assets (1)	$29,187	$32,397

(1)	Reflects net book value of the Company’s property and equipment
12. Goodwill and Purchased Intangible Assets
     The following is a summary of goodwill allocated to the Company’s business segments as of March 31, 2009, and December 31, 2008:

	North America	Europe	Total
	(In thousands)
Goodwill as of December 31, 2008	$38,289	$13,422	$51,711
Contingent consideration recorded during the period	—	4,855	4,855
Costs associated with employee termination plan (see Note 2)	—	517	517
Adjustments to goodwill	(103)	—	(103)
Exchange rate effect	—	(244)	(244)

Goodwill as of March 31, 2009	$38,186	$18,550	$56,736

     The following is a summary of intangible assets as of March 31, 2009, and December 31, 2008, gross carrying amount of local currency denominated purchased intangible assets are reflected at the respective balance sheet date exchange rate:

	March 31, 2009
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
	(In thousands)
Customer lists and customer relationships	$12,399	$(5,922)	$6,477
SAP license agreement	1,100	(1,100)	—
Non-compete agreements	2,791	(994)	1,797
Tradename	768	(369)	399

Total purchased intangible assets	$17,058	$(8,385)	$8,673

	December 31, 2008
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
	(In thousands)

Customer lists and customer relationships	$12,466	$(5,322)	$7,144
SAP license agreement	1,100	(1,100)	—
Non-compete agreements	2,817	(854)	1,963
Tradename	779	(242)	537

Total purchased intangible assets	$17,162	$(7,518)	$9,644

     Amortization expense related to the purchased intangible assets was $0.9 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively.
     An earnout payment of approximately $4.9 million that was contingent upon financial performance as of March 31, 2009, was earned and recorded as an increase to goodwill and other current accrued liabilities as of March 31, 2009, (see Note 2, Acquisitions).
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
     In March 2008, in connection with the acquisition of 100% of the outstanding shares of Sapient S.p.A. by a third party investor, the Company terminated both the royalty arrangement and the call option with Sapient S.p.A., resulting in a lump-sum receivable of $775,000. As part of the termination agreement, Sapient S.p.A. has the ability to use the Company’s intellectual property for a transitional period that ended on December 31, 2008, with no continuing obligations on the part of Sapient Corporation. Of the $775,000, $465,000 was recognized as royalty revenue (included in services revenue in our consolidated and condensed statement of operations) during the first quarter of 2008, which is representative of the estimated fair value of royalties. The residual $310,000 was recognized as other income during the first quarter of 2008.
14. Discontinued Operations
     On May 2, 2006, the Company sold 100% of its investment in HWT, Inc. (“HWT”), the Company’s majority owned, fully consolidated subsidiary, for which it received net cash proceeds of approximately $5.4 million. Net assets sold included cash of approximately $274,000. In January 2008, the Company received additional cash proceeds of $720,000, which had previously been recorded as a receivable, related to holdback escrow in accordance with the terms of the agreement.
15. Foreign Currency Translation and Derivative Instruments
     Foreign exchange losses of $0.2 million were incurred for the three months ended March 31, 2009, and foreign exchange gains of $0.6 million were incurred for the three months ended March 31, 2008, and are included in general and administrative expenses in the consolidated and condensed statements of operations. These gains and losses were primarily related to intercompany foreign currency transactions that are of a short-term nature.
     Approximately 14% of the Company’s operating expenses and 17% of service revenues for the three months ended March 31, 2009, were denominated in Indian rupees and British pounds, respectively. As the Company has minimal associated revenues in Indian rupees, any movement in the exchange rate between the U.S. dollar and the rupee has a significant impact on its operating expenses and operating profit. Any significant movement in the exchange rate between the U.S. dollar and the British pound has a significant impact on the Company’s service revenues and operating income. The Company manages this exposure through a risk management program that partially mitigates its exposure to operating expenses denominated in the Indian rupee and service revenues denominated in the British pound that includes the use of derivative financial instruments which are not designated as accounting hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). The Company uses foreign exchange option contracts to partially protect its foreign currency exposure to Indian rupee denominated operating expenses against appreciation in the rupee relative to the U.S. dollar, and British pound denominated revenues against the appreciation of the U.S. dollar relative to the pound. Currently, the Company enters into 30 day average rate instruments covering a rolling 90 day period with notional amounts of 275 million rupees (approximately $5.3 million) and two million pounds (approximately $2.8 million) per month. As these instruments are option collars that are settled on a net basis with the bank, the Company has not recorded the gross underlying notional amounts in its consolidated and condensed balance sheets as of Mach 31, 2009.
     The following table reflects the fair value of the Company’s derivative assets and liabilities on its consolidated and condensed balance sheets as of March 31, 2009, and December 31, 2008 (in thousands):

	Derivative Assets Reported in		Derivative Liabilities Reported in
	Other Current Assets		Other Current Accrued Liabilities
	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008
Foreign exchange option contracts not designated	$159	$691	$192	$—

     Realized and unrealized losses on the Company’s foreign exchange option contracts are included in general and administrative expenses in the consolidated and condensed statements of operations. The following table shows the effect of realized and unrealized gains and losses, net, of the Company’s foreign exchange option contracts on its results of operations for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Loss on foreign exchange option contracts not designated	$154	$59

16. Stock Repurchase
     On February 10, 2006 the Board of Directors authorized $25.0 million in funds for stock repurchase programs. In the first three months of 2008, the Company repurchased approximately 304,000 shares of its common stock at an average price of $6.56 per share for an aggregate purchase price of $2.0 million. As of March 31, 2009, no funds remained available for purchase under the repurchase program as the $25.0 million in funds have been exhausted.
17. Prepaid Expenses and Other Current Assets and Other Current Accrued Liabilities
     The following is a table summarizing the components of selected balance sheet items as of March 31, 2009, and December 31, 2008:

	March 31, 2009	December 31, 2008
	(In thousands)
Prepaid expenses and other current assets:
Deferred tax assets, current portion	$767	$1,835
Prepaid insurance	619	838
Prepaid media	—	831
Prepaid rent	2,114	1,404
VAT tax receivable	6,490	6,571
Other current assets	8,298	8,744

	$18,288	$20,223

Other current accrued liabilities:
Deferred tax liability, current portion	$48	$478
Accrued media	941	5,917
Accrued accounts payable	13,566	12,752
VAT tax payable	9,213	11,459
Other accrued expenses	12,785	9,824
Income taxes payable	5,548	6,652

	$42,101	$47,082

18. Recent Accounting Pronouncements
     Effective January 1, 2009, the Company adopted Financial Standard Accounting Board (“FASB”) Staff Positions (“FSP”)

No. Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). Under the provisions of this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share. As the Company’s unvested awards of share-based payments’ rights to receive dividends or dividend equivalents are forfeitable, the adoption of FSP No. EITF 03-6-1 did not have an impact on its consolidated financial statements.
     Effective January 1, 2009, the Company adopted FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FSP No. FAS 142-3 is applied prospectively to intangible assets acquired after the effective date. The adoption of FSP No. FAS 142-3 did not have a material impact on the Company’s consolidated financial statements.
     Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS No. 161 did not have a material effect on its financial statements.
     Effective January 1, 2009, the Company adopted SFAS No. 141R, Business Combinations. SFAS No. 141R replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies including contingent consideration, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations occurring in fiscal years beginning after December 31, 2008. The Company expects the adoption of SFAS No. 141R will have an effect on how it accounts for future business combinations.
     Effective January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary for the deconsolidation of a subsidiary. The Company’s adoption of SFAS No. 160 did not have an effect on its consolidated financial statements.
     Effective January 1, 2009, the Company adopted EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-05”). EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133. The adoption of EITF Issue No. 07-05 did not have a material effect on the Company’s financial statements.
     In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with principles presented in SFAS No. 157. FSP SFAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, whether a transaction is distressed, is applicable to all assets and liabilities and will require enhanced disclosures. FSP SFAS No. 157-4 is effective for periods ending after June 15, 2009. The Company is evaluating if the adoption of FSP SFAS No. 157-4 will have a material impact on its financial statements.
     In April 2009, the FASB issued FSP SFAS No. 115-2, SFAS 124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2, SFAS 124-2 and EITF 99-20-2”). FSP SFAS No. 115-2, SFAS 124-2 and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. FSP SFAS No. 115-2, SFAS 124-2 and EITF 99-20-2 are effective for periods ending after June 15, 2009. The Company is evaluating if the adoption of FSP SFAS No. 115-2, SFAS 124-2 and EITF 99-20-2 will have a material impact on its financial statements.
     In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB No. 28-1”). FSP SFAS No. 107-1 and APB No. 28-1 amend SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about the fair value of financials in interim as well as in annual financial statements, and APB No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP SFAS No. 107-1 and APB No. 28-1 are effective for periods ending after June 15, 2009. The Company is evaluating if the adoption of FSP SFAS No. 107-1 and APB No. 28-1 will have a material impact on its financial statements.

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
     Our service revenues for the three months ended March 31, 2009 were $142.4 million, an 8% decrease compared to service revenues for the three months ended March 31, 2008. The decrease in service revenues is primarily due to the appreciation of the U.S. dollar against foreign currencies that our international revenues are denominated in, and to a lesser extent, a decrease in demand for our services, primarily in our North America operating segment, offset by revenue of $7.5 million from our 2008 acquisition of Derivatives Consulting Group, LLC (“DCG”), which became part of our Europe operating segment. DCG’s operating results are reflected in our consolidated and condensed statement of operations as of August 6, 2008. Revenues decreased by 14% in our North America operating segment, and increased by 14% in our Government Services operating segment. Revenues in our Europe operating segment remained essentially flat, increasing by less than 1%. Excluding revenues attributable to DCG, service revenues for the three months ended March 31, 2009, were $134.8 million, a 13% decrease compared to service revenues for the same period in 2008. Excluding DCG, service revenues decreased by 15% in our Europe operating segment.
     For the three months ended March 31, 2009, we reported income from operations of $5.0 million compared to $5.8 million for the same period in 2008. We reported net income of $4.5 million for the three months ended March 31, 2009, compared to net income of $7.1 million for the same period in 2008. Excluding DCG, income from operations and net income for the three months ended March 31, 2009, was $4.4 million and $4.2 million, respectively. The decrease in operating income and net income for the three months ended March 31, 2009, is the result of $2.0 million in restructuring charges relating to our February 2009 reduction in peoplecount (see “Restructuring and Other Related Charges”) and a decrease in service revenues, partially offset by our DCG acquisition.
     $61.9 million of our service revenues and $75.2 million of our operating expenses for the three months ended March 31, 2009, were denominated in foreign currencies. Due to the U.S. dollar’s appreciation, beginning in the second half of 2008, our service revenues and operating expenses were significantly affected when compared to our results of operations for the three months ended March 31, 2008. As a result, our discussion and analysis of our results of operations will include, when significant to management’s analysis, the exchange rate effect of the U.S. dollar’s appreciation. For a discussion of our exposure to exchange rates see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
     During 2009, we continued to utilize our India-based effort on our Global Distributed Delivery (“GDD”) projects. Our billable days, or level of effort, incurred by our Indian people as a percentage of total Company billable days decreased to 59% for the three months ended March 31, 2009, compared to 62% for the same period in 2008. Our proprietary GDD methodology enables us to provide high-quality, cost-effective solutions under accelerated project schedules. By engaging India’s highly skilled technology specialists, we can provide services at lower total costs as well as offer a continuous delivery capability resulting from time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services.
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
Summary of Critical Accounting Policies; Significant Judgments and Estimates
     We have identified the accounting policies which are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during the three months ended March 31, 2009, to the items disclosed as our summary of critical accounting policies, significant judgments and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations
     The following table sets forth the percentage of our service revenues of items included in our consolidated and condensed statements of operations:

	Three Months Ended
	March 31,
	2009	2008

Revenues:
Service revenues	100%	100%
Reimbursable expenses	5%	4%

Total gross revenues	105%	104%

Operating expenses:
Project personnel expenses	70%	69%
Reimbursable expenses	5%	4%

Total project personnel expenses and reimbursable expenses	75%	73%
Selling and marketing expenses	5%	7%
General and administrative expenses	19%	19%
Restructuring and other related charges	2%	0%
Amortization of purchased intangible assets	1%	0%
Acquisition costs and other related charges	0%	0%

Total operating expenses	101%	100%

Income from operations	4%	4%
Interest and other income, net	0%	2%

Income before income taxes	4%	6%
Provision for income taxes	1%	1%

Net income	3%	5%

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008
Service Revenues
     Our service revenues for the three months ended March 31, 2009 and 2008 were as follows (including and excluding DCG):

	Three Months Ended
	March 31,	March 31,		Percentage
	2009	2008	(Decrease)	Decrease
	(In thousands, except percentages)

Service revenues	$142,359	$154,231	$(11,872)	-8%

	Three Months Ended
	March 31,	March 31,		Percentage
	2009	2008	(Decrease)	Decrease
	(In thousands, except percentages)

Service revenues (excluding DCG)	$134,849	$154,231	$(19,382)	-13%
     Our service revenues decreased by 8% in U.S. dollars for the three months ended March 31, 2009, compared to the same period in 2008. Excluding DCG, service revenues decreased 13%. Service revenues, excluding DCG, decreased by 2% in local currency terms compared to the 13% decrease in U.S. dollars for the three months ended March 31, 2009. The significant appreciation of the U.S. dollar against our local currencies accounted for 11 percentage points, or $15.7 million, of the 13% decrease in service revenues. The remaining decrease was due to a decrease in demand for our services in certain key sectors, primarily in our North America operating segment (see “Results by Operating Segment”) as clients have decreased their spending on the services we provide.
     Excluding service revenues from DCG, which operates solely in the Financial Services sector, and the effect of the appreciation of the U.S. dollar, service revenues decreased $3.7 million. The following sectors experienced a decrease in service revenues as a result of decreased demand. The Technology and Communications sector decreased 12% or $3.8 million. The Automotive and Industrial sector decreased 67% or $2.5 million. The Retail and Consumer Products sector decreased 5% or $1.6 million. Finally, we experienced a 95% decrease, or $1.0 million, in service revenues from clients in various other sectors. Offsetting these decreases there were two sectors that experienced an increase in demand. The Financial Services sector increased 6%, or $2.9 million, and the Energy

Services sector increased 12%, or $2.3 million.
     The decreased demand in certain key sectors and the aforementioned February 2009 reduction in workforce contributed to our average project personnel peoplecount decreasing 9% for the three months ended March 31, 2009, compared to the same period in 2008. Our utilization of 73% (DCG is not reflected in utilization as we are still in the process of integrating its operations) for the three months ended March 31, 2009, was higher than the 72% rate we had for the same period in 2008. During the same periods we also decreased our use of contractors and consultants by 22% as demand for our services concentrated in certain specialized areas decreased.
     Our five largest customers, in the aggregate, accounted for approximately 22% of our service revenues for the three months ended March 31, 2009, compared to 25% for the same period in 2008. No customer accounted for more than 10% of our service revenues for the three months ended March 31, 2009 and 2008. Our recurring revenues were 40% of our service revenues for the three months ended March 31, 2009, compared to 44% for the same period in 2008. Recurring revenues are revenue contracts with duration equal to or greater than twelve months in which the client has committed spending levels, which are cancelable, to us or has chosen us an exclusive provider of certain services.
Project Personnel Expenses
     Project personnel expenses consist principally of salaries and employee benefits for personnel dedicated to client projects, independent contractors and direct expenses incurred to complete projects that were not reimbursed by the client. These expenses represent the most significant expense we incur in providing our services. Our project personnel expenses for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,	March 31,	(Decrease)	Percentage
	2009	2008	Increase	Decrease
	(In thousands, except percentages)

Project personnel expenses	$100,178	$106,907	$(6,729)	-6%
Project personnel expenses as a percentage of service revenues	70%	69%	1 pt
     Project personnel expenses decreased by $6.7 million for the three months ended March 31, 2009, as compared to the same period in 2008. Excluding DCG, project personnel expenses decreased by $12.1 million. Of the $12.1 million decrease, $10.8 million was due to the appreciation of the U.S. dollar. The remaining decrease of $1.3 million in expense was due to multiple factors. Consultant and contractor expense decreased by $3.8 million, or 22%. The reasons for the decrease in consultant expense is due to a client customer information system implementation which, during the three months ended March 31, 2008, required the use of a large number of contractors due to the specialized nature of the work, combined with an overall decrease in use of consultants and contractors. Travel expenses decreased $1.2 million as we have made a concerted effort to reduce travel expenses. Incentive compensation expense decreased $1.0 million compared to the same period in 2008. In addition, facilities expenses decreased $0.9 million. These decreases were offset by an increase in compensation expenses of $5.2 million. Though average project personnel peoplecount decreased 9% compared to the same period in 2008, the majority of the decrease was in India project personnel whose compensation costs are lower than our non-India project personnel. Non-India project personnel peoplecount increased compared to the same period in 2008, which resulted in an increase in compensation expenses. In addition, other project personnel expenses increased, in the aggregate $0.4 million. The increase in project personnel expense as a percentage of revenue for the three months ended March 31, 2009, compared to the same period in 2008 is due to the decrease in service revenues compared to the same period in 2008.
Selling and Marketing Expenses
     Selling and marketing expenses consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses. Our selling and marketing expenses for the three months ended March 31, 2009 and 2008, were as follows:

	Three Months Ended
	March 31,	March 31,		Percentage
	2009	2008	(Decrease)	Decrease
	(In thousands, except percentages)

Selling and marketing expenses	$7,142	$10,853	$(3,711)	-34%
Selling and marketing expenses as a percentage of service revenues	5%	7%	(2 pts)
     Selling and marketing expenses decreased by $3.7 million for the three months ended March 31, 2009, as compared to the same period in 2008. Of the $3.7 million decrease, $0.7 million was due to the appreciation of the U.S. dollar. The remaining $3.0 million decrease was due to multiple factors. A decrease of 13% in average sales and marketing peoplecount resulted in a decrease of $1.9 million in commission and compensation expenses. The decrease in peoplecount, in addition to a change in forfeiture estimate, resulted in stock-based compensation expense decreasing $0.6 million. Other selling and marketing expenses also decreased $0.7 million and travel expenses also decreased $0.2 million as we have made a concerted effort to manage these costs. These decreases were offset by an increase in consultant expense of $0.4 million. The decrease in selling and marketing expenses as a percentage of service revenues compared to the same period in 2008 is due to these expenses decreasing disproportionately compared to the decrease in service revenues.
General and Administrative Expenses
     General and administrative expenses relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses. Our general and administrative expenses for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,	March 31,		Percentage
	2009	2008	(Decrease)	Decrease
	(In thousands, except percentages)

General and administrative expenses	$26,354	$30,041	$(3,687)	-12%
General and administrative expenses as a percentage of service revenues	19%	19%	—
     General and administrative expenses decreased $3.7 million for the three months ended March 31, 2009, compared to the same period in 2008. Excluding DCG, general and administrative expenses decreased $4.8 million. Of the $4.8 million decrease, $2.5 million is due to the appreciation of the U.S. dollar. The remaining decrease of $2.3 million was due to multiple factors. Use of consultants, travel expenses and employee placement agency fees decreased, in the aggregate, $2.5 million as we made a concerted effort to manage these expenses. Other general and administrative expenses decreased $0.9 million due to insurance proceeds for reimbursement of expenses related to our stock-based compensation review and restatement in 2007. Compensation expenses decreased $0.8 million due a reduction in payroll related taxes compared to the same period in 2008. Finally, stock-based compensation expense decreased $0.2 million due to a change in forfeiture estimate and depreciation expense decreased $0.3 million. Offsetting these decreases was an increase of $0.8 million in health insurance expenses due to a 7% increase in average general and administrative peoplecount and an increase in insurance rates. Bad debt expense increased $0.8 million as we had a recovery of expense in the same period in 2008. Finally, we had $0.3 million in currency transaction losses for the current period compared to a currency transaction gain of $0.5 million for the same period in 2008. These foreign currency transaction losses were primarily related to intercompany foreign currency translations that were of a short-term nature.
Restructuring and Other Related Charges
2009 — Restructure Event

     In February 2009, in response to the impact of current global economic conditions on our demand environment, we implemented a restructuring plan to reduce our peoplecount. For the three months ended March 31, 2009, 392 employees were terminated in connection with this restructuring plan and we recorded restructuring charges of $2.0 million in our consolidated and condensed statements of operations. These charges consisted of $1.9 million in employee cash severance payments, the remaining charges consisted of outplacement assistance fees and other associated costs. Of the $2.0 million restructuring charge, $1.8 million were recorded to our North America segment. The remaining charges were not recorded to a segment because they impacted areas of the business that supported the business units and are reflected in the reconciling items section in “Results by Operating Segment.”
     The following table shows activity during the three months ended March 31, 2009, related to the 2009 restructuring event:

Workforce
(In thousands)
2009 provision	$1,965
Cash utilized	(1,830)

Balance, March 31, 2009	$135

The remaining $0.1 million accrued restructuring as of March 31, 2009, is expected to be paid by June 30, 2009.
2001, 2002, 2003 — Restructure Events
     As a result of the decline in the demand for advanced technology consulting services that began in 2000, we restructured our workforce and operations in 2001, 2002 and 2003. These charges were not recorded to a segment because they impacted areas of the business that supported the business units, but are included as reconciling items in “Results by Operating Segment.” The restructuring consisted of ceasing operations and consolidating or closing excess offices. Estimated costs for the consolidation of facilities included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sublease income.
     For the three months ended March 31, 2009, we recorded net restructuring and other related charges of approximately $180,000 in our consolidated and condensed statements of operations principally related to one item. The item involved recording a restructuring charge associated with a change of estimated operating expenses to be incurred in connection with three previously restructured leases, the last of which ends in 2011.
     For the three months ended March 31, 2008, we recorded net restructuring and other related charges of $143,000 in our consolidated and condensed statements of operations principally related to two items. The first involved recording a restructuring charge associated with a change of estimated operating expenses to be incurred in connection with three previously restructured leases. Based on this change of estimate, we estimated that future operating expenses would exceed our prior estimate by approximately $506,000. The second item was the result of a restructuring benefit of approximately $363,000 in the first quarter of 2008 associated with the re-occupation of approximately 3,900 square feet of previously restructured space in the Company’s Munich, Germany office. The restructuring accrual for this space was initially established in 2002 and the contractual lease term for the office space ends on December 31, 2011. Since 2002 and up until the second half of 2008, the demand for advanced technology consulting services had improved; therefore we decided to re-occupy this previously restructured space. The $363,000 will be recognized as operating rent expense over the remaining contractual lease term, which ends on December 31, 2011.
     The following table shows activity during the three months ended March 31, 2009, related to 2001, 2002 and 2003 restructuring events:

Facilities
(In thousands)
Balance, December 31, 2008	$7,922
Charges, net	180
Cash utilized	(947)

Balance, March 31, 2009	$7,155

     The total remaining accrued restructuring for 2001, 2002 and 2003 events is $7.2 million at March 31, 2009, of which the cash outlay over the next 12 months is expected to be $3.0 million, and the remainder will be paid through 2011.
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
Amortization of Intangible Assets

     During the three months ended March 31, 2009 and 2008, amortization of intangible assets consisted primarily of non-compete and non-solicitation agreements and customer list related to the 2006 Planning Group International, Inc. (“PGI”) acquisition, the SAP license agreement and customer list related to the 2005 Business Information Solutions, LLC (“BIS”) acquisition and tradename, non-compete agreements and customer list related to the 2008 DCG acquisition. Amortization expense related to intangible assets was $0.9 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively.
Acquisition Costs and Other Related Charges
     On January 1, 2009, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 141R, Business Combinations, which requires acquisition related costs to be expensed as incurred. These costs are associated with third-party professional services we incur related to our evaluation process of potential acquisition opportunities. Though we may incur acquisition costs and other related charges it is not indicative that any transaction will be consummated. Acquisition costs and other related expenses for the three months ended March 31, 2009, were $0.6 million.
Interest and Other Income, Net
     Interest and other income are derived primarily from investments in bank time deposits, money market funds, commercial paper and auction rate securities. Our interest and other income, net for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,	March 31,		Percentage
	2009	2008	(Decrease)	Decrease
	(In thousands, except percentages)

Interest and other income, net	$1,006	$2,770	$(1,764)	-64%
     Interest and other income decreased $1.8 million for the three months ended March 31, 2009, compared to the same period in 2008. The decrease was due to a decrease in other income of $0.9 million, and a $0.9 million decrease in interest income. Other income decreased due to $0.9 million in non-recurring items for the three months ended March 31, 2008, of which $0.5 million was for recovery of expenses related to an employee matter, $0.3 million was for a termination arrangement eliminating a call option with Sapient S.p.A., and $0.1 million was for recovery of expenses related to a lease. The decrease in interest income was due to lower interest rates and a more conservative investment strategy compared to the same period in 2008.
Provision for Income Taxes
     For the three months ended March 31, 2009 and 2008, we recorded an income tax provision of $1.5 million. Our income tax is primarily related to foreign, federal alternative minimum tax and state tax obligations.
     Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.
      We have deferred tax assets that have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), requires the establishment of a valuation allowance when the realization of deferred tax assets is not considered more likely than not. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of losses incurred in the United States during 2006 and 2007, and our inability to predict the extent and timing of profitability in future periods due to general economic conditions, we have continued to record a valuation allowance against its deferred tax assets in the United States.
     We have gross unrecognized tax benefits of approximately $6.9 million as of March 31, 2009, and $6.7 million as of December 31, 2008. These amounts (net of federal benefit on state issues) represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of our effective tax rate. We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2009, interest accrued was approximately $1.2 million.
     We conduct business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including Canada, Germany, India, Luxembourg, the Netherlands, Singapore, Sweden, Switzerland, United Kingdom and the United States.
Results by Operating Segment
     We have discrete financial data by operating segments available based on our method of internal reporting, which disaggregates our operations. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance.

     We do not allocate certain marketing and general and administrative expenses to our business unit segments because these activities are managed separately from the business units. We do allocate certain marketing and general and administrative expenses to our Government Services business unit as these activities are managed within that business unit. We allocated $1.8 million of our 2009 restructuring activities to our North America segment. We did not allocate the remaining $0.2 costs associated with our 2009 restructuring event, nor costs associated with our 2001, 2002 and 2003 restructuring events across all operating segments for internal measurement purposes, given that the substantial majority of these restructuring costs impacted areas of the business that supported the business units and, specifically in the case of our 2001, 2002 and 2003 events, were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. Management does not allocate stock-based compensation to the segments for the review of results for the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM, and therefore, the Company has not disclosed asset information for each operating segment.
     Beginning in 2009, we began reporting to the CODM certain general and administrative expenses that were previously allocable to North America and Europe operating expenses as centrally managed functions. As a result, $9.1 million and $5.3 million of general and administrative expenses for the three months ended March 31, 2008, for North America and Europe, respectively, were reclassified to centrally managed functions to conform to the current period presentation.
     The tables below present the service revenues and income before income taxes attributable to these operating segments for the periods presented.

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Service Revenues:
North America	$84,528	$97,750
Europe	49,548	49,225
Government Services	8,283	7,256

Total	$142,359	$154,231

Income Before Income Taxes:
North America (1)	$17,569	$24,429
Europe (1)	16,345	17,120
Government Services	2,381	2,400

Total reportable segments (1)	36,295	43,949
Less reconciling items (2)	(30,254)	(35,379)

Consolidated income before income taxes	$6,041	$8,570

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income before income taxes include the following:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Centrally managed functions	$26,903	$32,563
Restructuring and other related charges	357	143
Amortization of purchased intangible assets	867	487
Stock-based compensation expense	3,487	4,485
Interest and other income, net	(1,006)	(2,770)
Acquisition costs and other related charges	638	—
Unallocated expenses (3)	(992)	471

Total	$30,254	$35,379

(3)	Includes corporate portion of both selling and marketing and general and administrative expenses.
Service Revenues by Operating Segments
     Service revenues for our North America operating segment decreased by 14% in U.S. dollars, and decreased 10%, or $9.9 million, in local currency. Excluding the effect of the appreciation of the U.S. dollar, we experienced a decrease in demand from clients in four key sectors, which was offset by an increase in demand in two key sectors. The Technology and Communications sector decreased 45% or $8.5 million. The Automotive and Industrial sector decreased 67% or $2.5 million. The Energy Services sector decreased 16%, or $2.2 million. In addition, the Government, Health and Education sector decreased 29%, or $2.0 million. Offsetting these decreases, we experienced an increase in demand from clients in the Financial Services sector, which increased 9%, or $3.1 million, and in the Retail and Consumer Products sector, which increased 11%, or $2.2 million.
     The decreased demand in certain key sectors and the aforementioned February 2009 reduction in workforce contributed to North America average project personnel peoplecount decreasing 12% for the three months ended March 31, 2009, compared to the same period in 2008. North America utilization remained constant at 72% for the three months ended March 31, 2009, compared to the same period in 2008. North America also decreased use of contractors and consultants by 25% as demand for our services concentrated in specialized areas decreased.
     Service revenues for our Europe operating segment remained flat in U.S. dollars for the three months ended March 31, 2009, increasing less than 1% compared to the same period in 2008. Excluding DCG, service revenues decreased 15% and in local currency increased 11%, or $5.2 million. The significant appreciation of the U.S. dollar against our local currencies accounted for the decrease in service revenues. Excluding the effect of the appreciation of the U.S. dollar, we experienced increased demand in three key sectors which was offset by a decrease in demand from clients in three key sectors.
     Excluding the appreciation of the U.S. dollar, we experienced an increase in demand in the following key sectors. Service revenues from the Technology and Communications sector increased 36%, or $4.6 million. The Energy Services sector increased 98%, or $4.5 million, and the Government, Health and Education sector increased 10%, or $1.1 million. These increases were offset by a decrease in demand in the following key sectors. The Retail and Consumer products sector decreased 34%, or $3.7 million. Excluding service revenues of $7.5 million from DCG, which operates solely in the Financial Services sector, the Financial Services sector decreased 3% or $0.3 million. Finally, we experienced, in the aggregate, a 97% decrease, or $1.0 million, across various other sectors.
     The decreased demand in certain key sectors contributed to our average project personnel peoplecount decreasing 7% for the three months ended March 31, 2009, compared to the same period in 2008. Europe utilization (DCG is not reflected in utilization as we are still in the process of integrating its operations) increased 1 percentage point to 73% for the three months ended March 31, 2009, from 72%. Excluding DCG, Europe also decreased use of contractors and consultants by 51% as demand for our services concentrated in specialized areas decreased.
     Service revenues for our Government Services operating segment increased by 14% during the three months ended March 31, 2009, compared to the same period in 2008, due to an increase in demand for our services in this segment. The increased demand contributed to Government Services’ average project personnel peoplecount increasing 21% for the three months ended March 31, 2009, compared to the same period of 2008. Utilization also increased four percentage points to 91% from 87%.
Operating Income by Operating Segments
     Our North America operating segment experienced a decrease in operating income of $6.9 million, or 28% for the three months ended March 31, 2009, compared to the same period of 2008. The decrease in operating income is a result of a decrease in service revenues due to less demand for our services and additional costs associated with the February 2009 workforce reduction.
     Excluding DCG, our Europe operating segment experienced a decrease in operating income of $0.8 million, or 5% for the three months ended March 31, 2009, compared to the same period of 2008. The decrease in operating income is a result of project personnel expenses increasing 3%, or $1.1 million, compared to only a 1%, or $0.3 million increase in service revenues.
     Operating income for our Government Services operating segment remained flat, decreasing less than 1% for the three months ended March 31, 2009.
Liquidity and Capital Resources
     We invest our excess cash predominantly in money market funds, time deposits with maturities of less than or equal to 60 days and other cash equivalents. At March 31, 2009, we had approximately $159.5 million in cash, cash equivalents, restricted cash and marketable securities, compared to $192.6 million at December 31, 2008.
     We have deposited approximately $2.3 million with various banks as collateral for letters of credit and performance bonds and have classified this cash as restricted on our consolidated and condensed balance sheet at March 31, 2009.
     In our Annual Report on the Form 10-K for the year ended December 31, 2008, in Part II, Item 7 “Liquidity and Capital Resources,” we outlined our contractual obligations. During the three months ended March 31, 2009, we entered into an operating lease for office space in Miami, Florida. The Miami lease is for approximately 20,000 square feet with a term of 33 months ending in December 31, 2011. Subsequent to March 31, 2009, we entered into a new operating lease for office space in London, United Kingdom. The London lease is for approximately 27,000 square feet with a lease term of 15 years. The following table details the additional contractual obligations we have entered into in relation to the two new office leases in Miami and London:

	Payments Due By Period
	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
			(In thousands)

Operating leases	$549	$2,260	$3,054	$16,937	$22,800

     Cash used by operating activities was $29.5 million for the three months ended March 31, 2009. This resulted from a decrease in accrued compensation of $20.2 million related to the payment of 2008 bonuses in the first quarter of 2009, as well as an increase in unbilled revenues of $15.6 million, mostly due to an increase in revenues derived from time and materials arrangements, which we discuss below, and the timing of achieving certain project milestones. In addition, other accrued liabilities decreased $9.7 million and deferred revenues decreased $3.9 million. These uses of operating cash were offset by a decrease in accounts receivable of $5.1 million, net income of $4.5 million and the addition of non-cash charges, in the aggregate, of $10.5 million. In summary, cash used from operating activities increased for the three months ended March 31, 2009, compared to the same period in 2008 due to increased volume of seasonal items in the first quarter of 2009, specifically the payment of prior year bonuses and the increase in unbilled revenues, a decrease in other accrued liabilities and, to a lesser extent, decreased net income.
     Days sales outstanding (“DSO”) is calculated based on actual three months of total revenue and period end receivables, unbilled and deferred revenue balances. DSO increased 28% to 78 days for the first quarter of 2009 as compared to 61 days in the fourth quarter of 2008. DSO increased primarily due to the aforementioned increase in unbilled revenues, specifically the timing of achieving certain project milestones, an increase in the percentage of revenue derived from time and materials arrangements, and lower revenue compared to the fourth quarter of 2008. Approximately 61% of our services revenue for the first three months of 2009 was derived from time and materials arrangements as compared to 54% for the fourth quarter of 2008 and 55% for the first three months of 2008. Because of the growing trend in revenue generated from time and materials arrangements and the fact that they are billed one month in arrears, we expect our unbilled revenue balance to increase at the end of a fiscal quarter. We expect our unbilled revenues to be short-term in nature, with a majority being billed within 90 days.
     Cash provided by investing activities was $1.2 million for the three months ended March 31, 2009. This was due $1.8 million of redemptions of a money market fund classified as a marketable security and $0.6 million received on our hedge positions. This was offset by $1.2 million of purchases of property and equipment and costs of internally developed software. Cash provided by investing activities decreased significantly compared to the same period in 2008 as the first quarter of 2008 reflected the beginning of our movement of cash out of marketable securities into cash and cash equivalent accounts, like money market fund deposits, as cash provided by investing activities in the first quarter of 2008 reflected sales and maturities of marketable securities, net of purchases, of $26.9 million compared to $1.8 million in the current period.
     Cash provided by financing activities was $0.1 million for the three months ended March 31, 2009, as a result of $0.1 million in proceeds associated with the issuance of treasury stock for stock option exercises. The difference between the financing activities in the current period compared to the same period in 2008 is common stock repurchase activity in the first quarter of 2008, net of proceeds from the issuance of stock from stock option plans.
     Non-cash investing activity of $4.9 million reflects our estimate, as of March 31, 2009, of the value of treasury shares to be issued as a contingent payment in connection with our DCG acquisition.
     Our marketable securities comprise of ARS, corporate debt securities and an investment in The Reserve Primary Fund (“Primary Fund”), a money market fund that suspended redemptions and is in the process of being liquidated. Though our ARS investments and Primary Fund investment have experienced events that limit their liquidity, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business based on our ability to access our cash, other short term investments and our expected operating cash flows. Please see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our marketable securities.
     We use foreign currency option contracts to partially mitigate the effects of exchange rate fluctuations on certain revenues and operating expenses denominated in foreign currencies. Please see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our use of such derivative financial instruments.
     We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $3.3 million and various administrative audits, each of which have arisen in the ordinary course of our business. We have an accrual at March 31, 2009, of approximately $1.0 million related to certain of these items. We intend to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that we have previously accrued.
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
     We believe that our existing cash and other short-term investments will be sufficient to meet our working capital, capital expenditures, capital requirements and initiatives for at least the next 12 months.
New Accounting Pronouncements

     Effective January 1, 2009, we adopted Financial Standard Accounting Board (“FASB”) Staff Positions (“FSP”) No. Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). Under the provisions of this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share. As our unvested awards of share-based payments’ rights to receive dividends or dividend equivalents are forfeitable, the adoption of FSP No. EITF 03-6-1 did not have an impact on our consolidated financial statements.
     Effective January 1, 2009, we adopted FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FSP No. FAS 142-3 is applied prospectively to intangible assets acquired after the effective date. The adoption of FSP No. FAS 142-3 did not have a material impact on our consolidated financial statements.
     Effective January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS No. 161 did not have a material effect on our financial statements.
     Effective January 1, 2009, we adopted SFAS No. 141R, Business Combinations. SFAS No. 141R replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies including contingent consideration, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations occurring in fiscal years beginning after December 31, 2008. We expect the adoption of SFAS No. 141R will have an effect on how we account for future business combinations.
     Effective January 1, 2009, we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary for the deconsolidation of a subsidiary. Our adoption of SFAS No. 160 did not have an effect on our consolidated financial statements.
     Effective January 1, 009, we adopted EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-05”). EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). The adoption of EITF Issue No. 07-05 did not have a material effect on our financial statements.
     In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with principles presented in SFAS No. 157. FSP SFAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, whether a transaction is distressed, is applicable to all assets and liabilities and will require enhanced disclosures. FSP SFAS No. 157-4 is effective for periods ending after June 15, 2009. We are evaluating if the adoption of FSP SFAS No. 157-4 will have a material impact on our financial statements.
     In April 2009, the FASB issued FSP SFAS No. 115-2, SFAS 124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2, SFAS 124-2 and EITF 99-20-2”). FSP SFAS No. 115-2, SFAS 124-2 and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. FSP SFAS No. 115-2, SFAS 124-2 and EITF 99-20-2 are effective for periods ending after June 15, 2009. We are evaluating if the adoption of FSP SFAS No. 115-2, SFAS 124-2 and EITF 99-20-2 will have a material impact on our financial statements.
     In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB No. 28-1”). FSP SFAS No. 107-1 and APB No. 28-1 amend SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about the fair value of financials in interim as well as in annual financial statements, and APB No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP SFAS No. 107-1 and APB No. 28-1 are effective for periods ending after June 15, 2009. We are evaluating if the adoption of FSP SFAS No. 107-1 and APB No. 28-1 will have a material impact on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We account for our marketable securities as “available-for-sale” or “trading” securities in accordance with SFAS No. 115. Available-for-sale securities are carried on the balance sheet at fair value with unrealized gains and losses reflected in the “accumulated other comprehensive loss” section of our condensed consolidated balance sheets. Trading securities are carried on the balance sheet at fair value with unrealized gains and losses reflected in the “interest and other income, net” section of our consolidated and condensed statements of operations.

     Our marketable securities portfolio, which totaled, at par, $21.1 million at March 31, 2009, includes $19.4 million, at par, of ARS, and $1.7 million of a money market fund (the Primary Fund) classified as marketable securities. Our investment in the Primary Fund is classified as available-for-sale securities. At March 31, 2009, our ARS classified as available-for-sale total, at par, $1.5 million and our ARS classified as trading securities total, at par, $17.9 million. At December 31, 2008, our ARS classified as available-for-sale total, at par, $1.5 million and our ARS classified as trading securities total, at par, $17.9 million. At December 31, 2008, our investment in the Primary Fund and corporate debt securities were classified as available-for-sale securities.
     Our total ARS investments, at par, of $19.4 million are from various issuers collateralized by student loans and municipal debt. ARS are securities with long-term contractual maturities but with interest rates that are reset every seven to thirty-five days by auctions. At the end of each reset period, investors can sell or continue to hold the securities at par. As all of our ARS have experienced auction failures since February 2008, it is likely that auction failures will continue. As a result, declines in value of our $17.9 million ARS classified as trading securities are considered other-than-temporary and are recorded in “interest and other income, net” on our consolidated and condensed statements of operations. If in the future we determine that any decline in value of our remaining $1.5 million ARS classified as available-for-sale securities is other-than-temporary, the loss will be recorded in our consolidated and condensed statements of operations.
     In addition, on November 5, 2008, we accepted an offer from UBS AG (“UBS”), one of our investment brokers through whom we purchased the $17.9 million of our ARS classified as trading securities, that grants us the right to sell to UBS all the $17.9 million of ARS, at par, at any time during a two-year period beginning June 30, 2010 (the “Put Right”). As a result, we record the fair value of the Put Right, and any subsequent changes in future periods, in “interest and other income, net.”
     We may be unable to liquidate our ARS securities, and there is no guarantee UBS will be able to redeem the Put Right on or after June 30, 2010. Should we be unable to liquidate the $17.9 million in ARS investments held with UBS in the future, our lack of access to the underlying value could have a material impact on our income and results in operations. We intend to exercise the Put Right within the two year period prescribed in the offer from UBS if we are unable to liquidate these ARS in the interim. We have the ability and intent to hold the remaining $1.5 million ARS not invested with UBS until a successful auction or other liquidating event occurs and they are liquidated at par.
     Though the Primary Fund has suspended redemptions and is being liquidated, we expect to receive all of our current investment in the Primary Fund, though we cannot predict when this will occur. As of the date of this filing, we have received $10.4 million, $9.9 million as of March 31, 2009, of our original investment of $11.6 million.
     Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. Should the interest rate fluctuate by 10%, the change in value of our marketable securities would not have been material as of March 31, 2009, and our interest income would have changed by approximately $0.1 million for the three months ended March 31, 2009.
Exchange Rate Sensitivity
     We face exposure to adverse movements in foreign currency exchange rates because a significant portion of our revenues, expenses, assets, and liabilities are denominated in currencies other than the U.S. dollar, primarily the British pound, the euro, the Indian rupee and the Canadian dollar. These exposures may change over time as business practices evolve.
     For the three months ended March 31, 2009, approximately 43% of our revenues and approximately 55% of our operating expenses were denominated in foreign currencies, as compared to 41% and 58%, respectively, during the same period in 2008. In addition, 51% of our assets and liabilities were subject to foreign currency exchange fluctuations at March 31, 2009, as compared to 47%, for both assets and liabilities, at December 31, 2008. We also have assets and liabilities in certain entities that are denominated in currencies other than the entity’s functional currency.
     Approximately 14% of our operating expenses for the three months ended March 31, 2009, were denominated in Indian rupees. Because we have minimal associated revenues in Indian rupees, any movement in the exchange rate between the U.S. dollar and the Indian rupee has a significant impact on our operating expenses and operating profit. Approximately 17% of our service revenues for the three months ended March 31, 2009, are denominated in the British pound. Any movement in the exchange rate between the U.S. dollar and the British pound has a significant impact on our revenues and operating income. We manage this exposure through a risk management program that partially mitigates our exposure to operating expenses denominated in the Indian rupee and revenues denominated in the British pound, and that includes the use of derivative financial instruments which are not designated as accounting hedges under SFAS No. 133. As of March 31, 2009, we had option contracts outstanding in the notional amount of approximately $16.3 million ($10.6 million for our Indian rupee contracts and $5.7 million for our British pound contracts). Because these instruments are option collars that are settled on a net basis with the bank, we have not recorded the gross underlying notional amounts in our assets and liabilities as of March 31, 2009. For the three months ended March 31, 2009, we recognized $0.1 million in realized gains, net, and $0.2 million in unrealized losses, net. We recognized no realized gains/losses on these instruments for the same period in 2008 and our unrealized gains/losses were not material.
     We also performed a sensitivity analysis of the possible loss that could be incurred on these contracts as a result of movements in the Indian rupee. Changes of 10%, 15% and 20% of the underlying average exchange rate of our unsettled Indian rupee positions as of March 31, 2009, would result in maximum losses on these positions of $0.6 million, $1.0 million, and $1.4 million, respectively. Changes of 10%, 15% and 20% of the underlying average exchange rate of our unsettled British pound positions as of March 31,

2009, would result in maximum losses on these positions of $0.2 million, $0.3 million, and $0.4 million, respectively. Positions expire in April and May of 2009 and therefore, any losses in respect to these positions after March 31, 2009, would be recognized in the three months ending June 30, 2009.
     For additional quantitative and qualitative disclosures about market risk affecting Sapient, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness, as of March 31, 2009, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on our evaluation our CEO and CFO have concluded that our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     No changes in our internal control over financial reporting occurred during the three months ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims that have arisen in the course of our business and that have not been fully adjudicated in which the damages claimed under such actions, in the aggregate, total approximately $3.3 million as of March 31, 2009. We have accrued at March 31, 2009, approximately $1.0 million related to certain of these items. We intend to defend these matters vigorously, however, the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that we have accrued.
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
     In particular, our GDD model depends heavily on our offices in Delhi, Bangalore and Noida, India. Any escalation in the political or military instability in India or Pakistan or the surrounding countries, or a business interruption resulting from a natural disaster, such as an earthquake, could hinder our ability to use GDD successfully and could result in material adverse effects to our business, financial condition and results of operations. Furthermore, the delivery of our services from remote locations causes us to rely on data, phone, power and other networks which are not as reliable in India as those in other countries where we operate. Any failures of these systems, or any failure of our systems generally, could affect the success of our GDD model. Remote delivery of our services also increases the complexity and risk of delivering our services, which could affect our ability to satisfy our clients’ expectations or perform our services within the estimated time frame and budget for each project. Changes to government structure or policies in countries in which we operate could negatively impact our operations if such changes were to limit or cease any benefits that may currently be available to us. For example, although the Indian government has historically offered generous tax incentives to induce foreign companies to base operations in India, new taxes such as the Fringe Benefit Tax have been introduced in recent years that partially offset those benefits. Beginning April 1, 2009, the 10 year income-tax incentive of one of our Software Technology Parks (“STPs”) Units in India expired. Beginning April 1, 2010, the income-tax incentive applicable to our other two STPs Units in India are scheduled to expire. This expiration of incentives may adversely affect our cost of operations and increase the risk of delivering our services on budget for client projects. Expiration of benefits provided to us by having operations based in India could have a material adverse effect on our business, financial condition and results of operations.
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
     We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international service revenues were $61.9 million for the three months ended March 31, 2009. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues and receivables, purchases, payroll and investments. We also have a significant amount of foreign currency operating income and net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk because we incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. While we have entered into foreign currency offsetting option positions that allow the Company partially to hedge certain short-term translation exposures in Indian rupee and British pound sterling currency, and may in the future enter into foreign currency exchanges swaps and purchases as well as sales of foreign currency options, we will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge foreign currencies. There is no guarantee that such hedging activity will be effective or that our financial condition will not be negatively impacted by the currency exchange rate fluctuations of the Indian rupee versus the U.S. dollar. Costs for our delivery of services, including labor, could increase as a result of the decrease in value of the U.S. dollar against the Indian rupee, affecting our reported results.
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
     Our marketable securities portfolio, which totaled, at par, $21.1 million at March 31, 2009, included ARS investments with a par value of $19.4 million from various issuers collateralized by student loans and municipal debt. ARS investments are principally investments with long-term contractual maturities but with interest rates that are reset every seven to thirty-five days by auctions. At the end of each reset period, investors can sell or continue to hold the securities at par. On February 13, 2008, certain ARS investments that we held experienced failed auctions that limited the liquidity of these investments. Due to our inability to sell these securities at auction since February 13, 2008, on November 5, 2008, we accepted an offer from UBS AG (“UBS”), one of our investment brokers through whom we purchased $17.9 million of our ARS, that grants us the right to sell to UBS $17.9 million of our total $19.4 million ARS position, at par, at any time during a two-year period beginning June 30, 2010 (the “Put Right”).
     We may be unable to liquidate our ARS investments, and there is no guarantee UBS will be able to redeem the Put Right on or after June 30, 2010. Should we not be able to liquidate these investments in the future, our lack of access to the underlying value could have a material impact on our income and results in operations.
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
     Approximately 39% of our projects are based on fixed-price contracts, rather than contracts in which payment to us is determined on a time and materials, or other basis. Our failure to estimate accurately the resources and schedule required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We are consistently entering into contracts for large projects that magnify this risk. We have been required to commit unanticipated additional resources to complete projects in the past, which has occasionally resulted in losses on those contracts. We will likely experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the project engagement, which could result in a fixed price that is too low. Therefore, any changes from our original estimates could adversely affect our business, financial condition and results of operations.
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
     Most of our contracts can be canceled by the client with limited advance notice and without significant penalty. A client’s termination of a contract for our services could result in a loss of expected revenues and additional expenses for staff that were allocated to that client’s project. We could be required to maintain underutilized employees who were assigned to the terminated contract. The unexpected cancellation or significant reduction in the scope of any of our large projects, or client termination of one or more recurring revenue contracts (see explanation of “recurring revenues” in Part I, Item 2, above), could have a material adverse effect on our business, financial condition and results of operations.
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
     Jerry A. Greenberg, our former Co-Chairman of the Board of Directors and Chief Executive Officer of the Company, and J. Stuart Moore, our former Co-Chairman of the Board of Directors and Co-Chief Executive Officer and current member of our Board of Directors, own, in the aggregate, approximately 23% of our outstanding common stock as of May 1, 2009. As a result, they have the ability to substantially influence and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.
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

SAPIENT CORPORATION
PART II. OTHER INFORMATION
Item 6. Exhibits

3.1	Second Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen Certificate for Shares of Common Stock, $.01 par value, of the Company (3)
31.1*	Certification of Alan J. Herrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Alan J. Herrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits filed herewith.

(1)	Incorporated herein by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 000-28074).

(2)	Incorporated herein by reference to the Company’s Form 8-K, filed February 10, 2009.

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-12671).
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Alan J. Herrick	President and Chief Executive Officer	May 7, 2009
Alan J. Herrick	(Principal Executive Officer)

/s/ Joseph S. Tibbetts, Jr.	Chief Financial Officer	May 7, 2009
Joseph S. Tibbetts, Jr.	(Principal Financial Officer)