Form 10-Q
period 2009-06-30
SAPIENT CORP
filed 2009-08-06
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009

Common Stock, $0.01 par value per share	132,120,413 shares

SAPIENT CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Quarterly Report, including those related to our cash and liquidity resources and our cash expenditures relating to restructuring, as well as any statement other than statements of historical facts regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, acquisitions, plans and objectives are forward-looking statements. When used in this Quarterly Report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described below in Part II, Item 1A, “Risk Factors” in this Quarterly Report and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Quarterly Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

SAPIENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

CONSOLIDATED AND CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands, except per share and share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$173,632	$169,340
Marketable securities, current portion	980	3,462
Restricted cash, current portion	246	372
Accounts receivable, less allowance for doubtful accounts of $962 and $395 at June 30, 2009 and December 31, 2008, respectively	94,636	88,930
Unbilled revenues	47,706	43,665
Prepaid expenses and other current assets	22,282	20,223

Total current assets	339,482	325,992
Marketable securities, net of current portion	17,954	17,267
Restricted cash, net of current portion	2,054	2,139
Property and equipment, net	29,544	32,397
Purchased intangible assets, net	8,629	9,644
Goodwill	60,455	51,711
Other assets	12,999	13,120

Total assets	$471,117	$452,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,297	$6,977
Accrued compensation	36,397	55,605
Accrued restructuring costs, current portion	2,915	3,123
Deferred revenues, current portion	12,903	15,143
Other current accrued liabilities	56,512	47,082

Total current liabilities	118,024	127,930
Accrued restructuring costs, net of current portion	3,574	4,799
Deferred revenues, net of current portion	145	289
Other long-term liabilities	18,564	17,305

Total liabilities	140,307	150,323

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at June 30, 2009, and December 31, 2008	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 131,785,758 shares issued at June 30, 2009, and December 31, 2008	1,318	1,318
Additional paid-in capital	584,432	580,936
Treasury stock, at cost, 4,673,747 and 5,239,006 shares at June 30, 2009, and December 31, 2008, respectively	(21,558)	(24,165)
Accumulated other comprehensive loss	(13,869)	(24,535)
Accumulated deficit	(219,513)	(231,607)

Total stockholders’ equity	330,810	301,947

Total liabilities and stockholders’ equity	$471,117	$452,270

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)

Revenues:
Service revenues	$147,534	$165,826	$289,893	$320,057
Reimbursable expenses	6,070	4,498	13,023	10,801

Total gross revenues	153,604	170,324	302,916	330,858

Operating expenses:
Project personnel expenses	101,939	110,674	202,117	217,581
Reimbursable expenses	6,070	4,498	13,023	10,801

Total project personnel expenses and reimbursable expenses	108,009	115,172	215,140	228,382
Selling and marketing expenses	7,274	10,498	14,416	21,351
General and administrative expenses	27,764	32,155	54,118	62,196
Restructuring and other related charges (benefits)	158	(136)	2,303	7
Amortization of purchased intangible assets	898	473	1,765	960
Acquisition costs and other related charges	1,035	—	1,673	—

Total operating expenses	145,138	158,162	289,415	312,896

Income from operations	8,466	12,162	13,501	17,962
Interest and other income, net	809	1,584	1,815	4,354

Income before income taxes	9,275	13,746	15,316	22,316
Provision for income taxes	1,679	2,172	3,222	3,626

Net income	$7,596	$11,574	$12,094	$18,690

Basic net income per share	$0.06	$0.09	$0.10	$0.15

Diluted net income per share	$0.06	$0.09	$0.09	$0.15

Weighted average common shares	127,066	125,544	126,995	125,787
Weighted average dilutive common share equivalents	3,759	3,101	3,275	3,013

Weighted average common shares and dilutive common share equivalents	130,825	128,645	130,270	128,800

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$12,094	$18,690
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss recognized on disposition of fixed assets	(102)	90
Unrealized loss on hedge positions	543	62
Unrealized gain on investments	(87)	—
Depreciation expense	7,842	8,664
Amortization of purchased intangible assets	1,765	960
Deferred income taxes	1,515	(535)
Provision for (recovery of) allowance for doubtful accounts, net	540	(340)
Stock-based compensation expense	7,146	8,889
Changes in operating assets and liabilities:
Accounts receivable	(2,689)	(6,025)
Unbilled revenues	(2,083)	(10,518)
Prepaid expenses and other current assets	(3,817)	(181)
Other assets	(45)	(187)
Accounts payable	2,085	2,509
Accrued compensation	(21,196)	(9,166)
Accrued restructuring costs	(1,430)	(1,746)
Deferred revenues	(2,489)	(968)
Other accrued liabilities	652	2,514
Other long-term liabilities	638	2,420

Net cash provided by operating activities	882	15,132

Cash flows from investing activities:
Cash paid for acquisitions, including transaction costs, net of cash received	—	(1,108)
Cash received for sale of discontinued operations, net of cash disposed of and payment to minority stockholders	—	720
Purchases of property and equipment and internally developed software	(3,542)	(11,491)
Sales and maturities of marketable securities	2,296	40,045
Purchases of marketable securities	—	(8,330)
Cash received on hedge positions	598	—
Change in restricted cash	217	(708)

Net cash (used in) provided by investing activities	(431)	19,128

Cash flows from financing activities:
Principal payments under capital lease obligations	—	(40)
Proceeds from stock option and purchase plans	155	1,776
Repurchases of common stock	—	(9,902)

Net cash provided by (used in) financing activities	155	(8,166)

Effect of exchange rate changes on cash and cash equivalents	3,686	(4,566)

Increase in cash and cash equivalents	4,292	21,528
Cash and cash equivalents, at beginning of period	169,340	118,697

Cash and cash equivalents, at end of period	$173,632	$140,225

Supplemental Cash Flow Information:
Non-cash investing transaction:
Contingent earnout consideration associated with acquisition of Derivatives Consulting Group Limited	$5,565	$—

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Reclassifications have been made to the interim 2008 segment information (Note 10) to conform to current period presentation. Certain general and administrative expenses have been reclassified to centrally managed functions from operating expenses allocable to operating segments. As a result, $6.8 million and $3.1 million of general and administrative expenses for North America and Europe, respectively, were reclassified to centrally managed functions for the three months ended June 30, 2008. $15.9 and $8.3 million of general and administrative expenses for North America and Europe, respectively, were reclassified to centrally managed functions for the six months ended June 30, 2008. In addition, $1.7 million of service revenues for the six months ended June 30, 2009, and $0.4 million of operating income for the six months ended June 30, 2009, were reclassified from the Company’s Europe segment to the North America segment to conform to current presentation.

Unless the context requires otherwise, references in this Quarterly Report to “Sapient,” “the Company,” “we,” “us” or “our” refer to Sapient Corporation and its consolidated subsidiaries.

2.	Acquisitions

On July 1, 2009, the Company completed its acquisition of Nitro Ltd. (“Nitro”), a global advertising network. Headquartered in New York, Nitro operates across North America, Europe, Australia and China. The acquisition added approximately 300 employees. The Company acquired Nitro to leverage Nitro’s traditional advertising services with the Company’s digital commerce and marketing technology services.

The purchase price, including contingent consideration of $3.0 million described below, is estimated to be $45.8 million for the acquisition of 100% of Nitro’s outstanding shares. The $45.8 million consists of $25.3 million in cash and the issuance of approximately 3.3 million shares of restricted common stock valued at $20.5 million ($6.27 per share, the value of the Company’s common stock on the acquisition date). Though the Company is currently in the process of allocating the consideration, its preliminary estimate for the allocation of the purchase price is: (i) ($7) million in net liabilities assumed and assets acquired, including ($8) million of assumed debt, (ii) $15 million in identifiable intangible assets such as customer lists, non-compete agreements and tradename, and (iii) $38 million in goodwill which is not expected to be deductible for tax purposes. The Company believes the consideration in goodwill reflects its ability to leverage Nitro’s traditional advertising capabilities with its own to offer its clients an integrated advertising, digital commerce and marketing technology service. In addition, the Company estimates it will incur approximately $1.3 million in additional acquisition related expenses in the third quarter of 2009 which will be reflected in “acquisition costs and other related charges” on its consolidated and condensed statements of operations. As the Company is still finalizing its allocation of the consideration, it is unable to currently provide more detailed information such as: (i) the amount of contingent consideration to be recognized at the acquisition date, (ii) the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed and (iii) goodwill allocation by reporting segment.

Nitro can also receive additional consideration of up to $3.0 million, which is contingent on Nitro’s performance during the twelve month period from October 1, 2009, to September 30, 2010, and is payable in either cash or stock at the Company’s discretion. As Nitro was completed in 2009 it will be accounted for

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

under Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations (“SFAS No. 141R”). Accordingly, the Company will record the contingent consideration at fair value at the acquisition date as an increase to goodwill. Any subsequent changes in the fair value of the contingent consideration will be reflected in the Company’s consolidated and condensed statements of operations.

Additionally, the Company issued certain Nitro employees approximately 1.2 million shares of restricted common stock and restricted stock units that are contingent on the continued employment of the recipients. These awards, which had an estimated value of $7.6 million ($6.27 per share, the value of the Company’s common stock on the grant/acquisition date), will be accounted for as compensation expense over their associated vesting periods.

On August 6, 2008, the Company acquired 100% of the outstanding shares of Derivatives Consulting Group Limited (“DCG”). Aggregate initial consideration for the acquisition totaled $31.3 million, which consisted of: (i) cash consideration of $21.9 million, (ii) stock consideration of 307,892 shares, issued on the acquisition date, valued at $2.3 million, (iii) deferred stock consideration of 615,784 shares, valued at $4.5 million, which will be issued 18 months after the acquisition date, and (iv) transaction costs of $2.6 million. Pursuant to the agreement, DCG could earn additional consideration subject to DCG achieving certain operating objectives in years one, two and three following the acquisition date. On March 31, 2009, the year one operating objectives were partially achieved. Accordingly, the Company determined the amount of contingent consideration payable as a result of DCG’s performance as of June 30, 2009, as approximately $5.6 million. This amount has been recorded as an increase to goodwill and other current accrued liabilities and will be settled in cash and common stock. The maximum potential future consideration, to be resolved over the next two years, is $19.8 million (approximately £12.0 million at the June 30, 2009, exchange rate), payable in common stock. As DCG was completed in 2008 it is accounted for under SFAS No. 141, Business Combinations (“SFAS No. 141”). Accordingly, any future contingent consideration payments will result in an increase in goodwill at the time the contingent consideration is earned.

During the first quarter of 2009, the Company finalized a plan for DCG, which was initiated at the date of acquisition, which resulted in the termination of certain employees. The total cost of this plan was $0.5 million, which is for employee severance costs. The total cost of $0.5 million was recorded as in increase to goodwill and accrued in other current liabilities, and as of June 30, 2009, $0.4 million remains accrued. The Company expects to pay all of the costs by the end of the first quarter in 2010.

The following unaudited, pro forma information for the three and six months ended June 30, 2008, assumes the DCG acquisition occurred at the beginning of the periods presented (in thousands, except per share amounts):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2008	2008
	(Unaudited)

Service revenues	$177,277	$340,682

Net income	$11,879	$18,776

Basic net income per share	$0.09	$0.15

Diluted net income per share	$0.09	$0.14

On January 1, 2009, the Company adopted SFAS No. 141R, which requires acquisition related costs to be expensed as incurred. These costs are associated with third-party professional services incurred related to the evaluation process of potential acquisition opportunities. Though the Company may incur acquisition costs and other related charges it is not indicative that any transaction will be consummated. Acquisition costs and other related expenses for the three and six months ended June 30, 2009, were $1.0 million and $1.7 million, respectively.

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

3.	Marketable Securities, Put Right and Fair Value Disclosures

The Company accounts for its marketable securities as “available-for-sale” or “trading” securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”) and Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) SFAS No. 115-2, SFAS 124-2 and Emerging Issues Task Force (“EITF”) 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2, SFAS 124-2 and EITF 99-20-2”). Available-for-sale securities are carried on the balance sheet at fair value. Temporary unrealized gains and losses and other-than-temporary unrealized losses that are not credit losses are reflected in the “accumulated other comprehensive loss” section of the Company’s consolidated and condensed balance sheet. Credit losses on debt securities classified as available-for-sale are reflected in the “interest and other income, net” section of the Company’s consolidated and condensed statements of operations. Trading securities are carried on the balance sheet at fair value with unrealized gains and losses reflected in the “interest and other income, net” section of the Company’s consolidated and condensed statements of operations.

At June 30, 2009, the Company’s marketable securities classified as available-for-sale were, at par, $2.7 million and marketable securities classified as trading securities were, at par, $17.9 million. At December 31, 2008, the Company’s marketable securities classified as available-for-sale were, at par, $5.0 million and marketable securities classified as trading securities were, at par, $17.9 million.

The following tables summarize the Company’s marketable securities:

	Available-for-Sale Securities as of June 30, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)

Long-term:
Auction rate securities	$1,500	$—	$(138)	$1,362
Short-term:
Money market fund deposits	1,166	—	(186)	980

Total	$2,666	$—	$(324)	$2,342

	Trading Securities as of June 30, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)

Long-term:
Auction rate securities	$17,925	$—	$(1,333)	$16,592

	Available-for-Sale Securities as of December 31, 2008
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)

Long-term:
Auction rate securities	$1,500	$—	$(157)	$1,343
Short-term:
Corporate debt securities	1,003	—	(1)	1,002
Money market fund deposits	2,460	—	—	2,460

Total	$4,963	$—	$(158)	$4,805

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

	Trading Securities as of December 31, 2008
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)

Long-term:
Auction rate securities	$17,925	$—	$(2,001)	$15,924

The Company’s available-for-sale securities consist of debt securities, that comprise auction rate securities (“ARS”), and an equity security, that comprise an investment in The Reserve Primary Fund (“Primary Fund”), a money market fund that suspended redemptions and is in the process of being liquidated. The Company’s trading securities comprise ARS. As of June 30, 2009, the Company’s ARS, both available-for-sale and trading securities, have been in an unrealized loss position for more than twelve months.

As the Company’s ARS have experienced failed auctions since February 2008 that have limited the liquidity of these investments, there has been no active market for the ARS investments the Company holds. Consequently, no quoted prices and little observable market data were available for the Company to determine the fair value of these investments as of June 30, 2009. Due to the lack of quoted prices and observable market data, the Company has estimated the fair value of these ARS using a discounted cash flow analysis that considers the following key inputs: (i) the underlying structure of each investment, (ii) the probability of passed or failed auctions at various points in the future, (iii) the timing of expected future principal payments, and (iv) discount rates that are believed to reflect current market conditions and the relevant risk associated with each investment.

As a result of the discounted cash flow analysis, the Company has assessed that the fair value of its ARS classified as available-for-sale securities is $138,000 less than their par value at June 30, 2009, compared to $157,000 less than par value at December 31, 2008. The Company has recorded the change in valuation not related to credit losses, a gain of $39,000, in the “accumulated other comprehensive loss” section on its consolidated and condensed balance sheet. The decrease in fair value related to cumulative credit losses of $20,000 has been recorded in the “interest and other income, net” section of the Company’s consolidated and condensed statements of operations. The Company does not intend to sell its ARS classified as available-for-sale until a successful auction occurs and these ARS investments are liquidated at par value, nor does the Company expect to be required to sell these ARS before a successful auction occurs. As a result, the other-than-temporary loss that is not related to credit loss is reflected in “accumulated other comprehensive loss.”

At June 30, 2009, the par value of the Company’s investment in the Primary Fund was $1.2 million. On May 5, 2009, the Securities and Exchange Commission (“SEC”) filed suit seeking an order to distribute the Primary Fund’s remaining assets to investors on a pro rata basis. On June 8, 2009, the U.S. District Court for the Southern District of New York issued an order that set a schedule for its consideration of the SEC’s proposed plan of distribution. The Company believes that the court’s decision results in the Company being unable to recover the par value of its investment in the Primary Fund. Consequently, the Company has recorded an impairment of $0.2 million based upon the pro rata distribution percentage set by the court and applicable to the Company’s remaining investment in the Primary Fund as of the date of the court’s decision. While the Company expects to receive the pro rated portion of its investment in the Primary Fund, it cannot predict when this will occur but believes that substantially all of the remaining funds will be received within 12 months.

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the total other-than-temporary impairment losses to other-than-temporary losses reflected in earnings for the three and six months ended June 30, 2009 and 2008, for the Company’s available-for-sale securities (in thousands):

	Three and Six
	Months Ended
	June 30,
	2009	2008

Total other-than-temporary losses	$(324)	$—
Less: portion of loss recognized in other comprehensive loss	119	—

Net impairment losses recognized in earnings	$(205)	$—

The Company believes the fair value of its ARS classified as trading securities is $1.3 million less than their par value. The Company has recorded the change in this other-than-temporary impairment, a gain of $0.7 million compared to its valuation as of December 31, 2008, in “interest and other income, net.” All of the Company’s $17.9 million of ARS classified as trading securities are held with UBS AG (“UBS”), one of the Company’s brokers. On November 5, 2008, the Company accepted an offer from UBS, the firm through which the ARS were purchased, which provides the Company with rights (the “Put Right”) to sell UBS the $17.9 million of its ARS investments at par at any time during a two-year period beginning June 30, 2010. In addition, UBS has agreed to provide the Company a no net cost loan equal to 75% of the market value of the Company’s ARS positions with UBS should the Company desire to do so before June 30, 2010. Before accepting the Put Right, the Company had the intent and ability to hold these securities until a successful auction or another liquidating event occurred and had previously recognized the unrealized loss as a temporary impairment and recorded the decline in value in “other comprehensive loss.” As a result of accepting the Put Right, the Company has entered into a separate financial instrument that has been recorded as an asset that was initially measured at its fair value. The Company has elected to apply the fair value option in SFAS No. 159, The Fair Value Option for Financials Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), to the Put Right and accordingly will record future changes in fair value of the Put Right through earnings. The Company recorded the change in the fair value of the Put Right, a loss of $0.4 million compared to its valuation as of December 31, 2008, in the “interest and other income, net” section of its consolidated and condensed statement of operations. The Put Right represents the right to sell the corresponding ARS back to UBS at par beginning June 30, 2010, and has been classified as a long-term asset in the Company’s consolidated and condensed balance sheets. As part of assessing the fair value of the Put Right in future periods, the Company will continue to assess the economic ability of UBS to meet its obligation under the Put Right.

Actual maturities of our marketable securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Gross realized gains and losses on the sale of securities are calculated using the specific identification method, and were not material to the Company’s operations for the three and six months ended June 30, 2009 and 2008.

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), the following tables represent the Company’s fair value hierarchy for its cash equivalents, marketable securities and foreign exchange forward contracts measured at fair value on a recurring basis as of June 30, 2009:

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Auction rate securities	$—	$—	$17,954	$17,954
Put Right	—	—	1,317	1,317
Bank time deposits	—	45,922	—	45,922
Foreign exchange option contracts, net	—	67	—	67
Money market fund deposits	49,702	—	980	50,682

Total	$49,702	$45,989	$20,251	$115,942

	Level 1	Level 2	Level 3	Total

Liabilities:
Foreign exchange option contracts, net	$—	$448	$—	$448

Level 1 assets consist of money market fund deposits that are traded in an active market with sufficient volume and frequency of transactions. The fair value of these assets was determined from quoted prices in active markets for identical assets.

Level 2 assets consist of bank time deposits and foreign exchange option contracts and Level 2 liabilities include foreign exchange option contracts. The fair value of these assets was determined from inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets measured on a recurring basis for the six months ended June 30, 2009:

Level 3 Inputs
(In thousands)

Balance at December 31, 2008	$21,418
Transfers into Level 3	—
Unrealized gain included in accumulated other comprehensive loss	39
Unrealized loss included in interest and other income, net	(578)
Unrealized gain included in interest and other income, net	668
Net maturities, purchases and sales	(1,296)

Balance at June 30, 2009	$20,251

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Included in the Company’s cash and cash equivalents balance of $173.6 million as of June 30, 2009, were $45.9 million of time deposits with maturities of less than or equal to 60 days and money market fund deposits of $49.7 million. Included in the Company’s cash and cash equivalents balance of $169.3 million as of December 31, 2008, were $22.7 million of time deposits with maturities of less than or equal to 60 days and money market fund deposits of $80.6 million.

4.	Stock-Based Compensation

Under the provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), the Company recorded $3.7 million and $4.4 million of stock-based compensation expense in the accompanying consolidated and condensed statements of operations for the three months ended June 30, 2009 and 2008, respectively, and $7.1 million and $8.9 million for the six months ended June 30, 2009 and 2008, respectively. Stock-based compensation expense for all share-based payment awards granted since January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

Project personnel expenses, selling and marketing expenses and general and administrative expenses appearing in the consolidated and condensed statements of operations include the following stock-based compensation amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)

Project personnel expenses	$2,019	$1,961	$4,008	$4,021

Selling and marketing expenses	$436	$1,012	$823	$2,048

General and administrative expenses	$1,204	$1,431	$2,315	$2,820

Stock-based compensation expense capitalized related to internally developed software was not material for the three and six months ended June 30, 2009 and 2008. The Company uses the Black-Scholes valuation model for estimating the fair value of the stock options granted under SFAS No. 123R. The fair value per share of Restricted Stock Unit (“RSU”) awards is equal to the quoted market price of the Company’s common stock on the date of grant. RSU awards with market-based vesting criteria are valued using a lattice model.

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

In connection with the Company’s internal review of its historical stock-based compensation practices from 1996 to 2006, the Company determined that certain stock options exercised in 2006 by current and former employees of the Company (the “Affected Employees”) had been mispriced and, therefore, were subject to an excise tax, and associated interest charges, under Section 409A of the Internal Revenue Code (“Section 409A”). As a result, during the first quarter of 2007, the Compensation Committee of the Company’s Board Directors approved a remediation plan that called for the Company to pay this tax (and interest charges)

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

on behalf of the Affected Employees. Accordingly, the Company recorded an expense of $750,000 during the first quarter of 2007 related to this tax and associated interest charges. The Company has made payments of $400,000 of this liability, and the remaining $350,000 was accrued at June 30, 2009.

The following table summarizes activity relating to stock options under all stock option plans for the six months ended June 30, 2009:

		Weighted
		Average
		Exercise
	Shares	Price
	(In thousands)

Outstanding as of December 31, 2008	7,323	$13.72
Options exercised	(59)	$2.60
Options forfeited/cancelled	(524)	$14.86

Outstanding as of June 30, 2009	6,740	$13.73

Vested and expected to vest as of June 30, 2009	6,738	$13.73

Options exercisable as of June 30, 2009	6,717	$13.76

Aggregate intrinsic value of outstanding	$8,075
Aggregate intrinsic value of vested and expected to vest	$8,072
Aggregate intrinsic value of exerciseable	$8,063

The aggregate intrinsic value of stock options exercised in the six months ended June 30, 2009 and 2008 was $0.1 million and $1.5 million, respectively, determined at the date of exercise.

As of June 30, 2009, there remained less than $0.2 million of compensation expense, net of estimated forfeitures related to non-vested stock options, to be recognized as expense over a weighted average period of 0.6 years.

The table below summarizes activity relating to RSUs for the six months ended June 30, 2009:

	Number of Shares	Weighted
	Underlying	Average Grant
	Restricted Units	Date Fair Value
	(In thousands)

Unvested as of December 31, 2008	6,234	$6.30
Restricted units granted	1,141	$4.54
Restricted units vested	(763)	$7.01
Restricted units forfeited/cancelled	(142)	$6.31

Unvested as of June 30, 2009	6,470	$5.91

Expected to vest as of June 30, 2009	5,891	$5.91

The weighted average grant date fair value of RSUs granted for the six months ended June 30, 2009 and 2008 was $4.54 and $7.12, respectively. The aggregate intrinsic value of the RSUs vested in the six months ended June 30, 2009 and 2008, was $5.3 million and $4.8 million, respectively. The intrinsic value of the non-vested RSUs, net of forfeitures, as of June 30, 2009, was $38.2 million. As of June 30, 2009, there remained $19.8 million of compensation expense related to non-vested RSUs to be recognized as expense over a weighted average period of approximately 2.4 years.

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

5.	Net Income Per Share

The following information presents the Company’s computation of basic and diluted net income per share for the periods presented in the consolidated and condensed statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)

Net income	$7,596	$11,574	$12,094	$18,690
Basic net income per share:
Weighted average common shares outstanding	127,066	125,544	126,995	125,787

Basic net income per share	$0.06	$0.09	$0.10	$0.15

Diluted net income per share:
Weighted average common shares outstanding	127,066	125,544	126,995	125,787
Weighted average dilutive common share equivalents	3,759	3,101	3,275	3,013

Weighted average common shares and dilutive common share equivalents	130,825	128,645	130,270	128,800

Diluted net income per share	$0.06	$0.09	$0.09	$0.15

Anti-dilutive options and share based awards not included in the calculation	5,379	5,150	6,676	5,302

Included in weighted average dilutive common share equivalents for the three and six months ended June 30, 2009, are 615,784 shares which are deferred consideration for the DCG acquisition and 366,279 shares of earned contingent consideration for the DCG acquisition.

6.	Commitments and Contingencies

The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims that have arisen in the course of its business and that have not been fully adjudicated in which the damages claimed under such actions, in the aggregate, total approximately $3.5 million as of June 30, 2009. The Company has accrued at June 30, 2009, approximately $0.9 million related to certain of these items. The Company intends to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has accrued.

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

In March 2009, the Company signed an operating lease for office space in Miami, Florida. The Miami lease is for approximately 20,000 square feet with a term of 33 months, ending December 31, 2011. In the second quarter of 2009, the Company signed an operating lease for office space in London, United Kingdom.

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

The London lease is for approximately 27,000 square feet with a term of up to 15 years. The additional rental commitments under the London and Miami lease agreements are as follows:

Total
(In thousands)

2009	$549
2010	824
2011	1,436
2012	1,527
2013	1,527
Thereafter	16,937

Total	$22,800

7.	Restructuring and Other Related Charges

2009 — Restructure Event

In February 2009, in response to the impact of current global economic conditions on its demand environment, the Company implemented a restructuring plan to reduce its peoplecount during the first quarter of 2009. For the six months ended June 30, 2009, 392 employees were terminated in connection with this restructuring plan and the Company recorded restructuring charges of $2.0 million in its consolidated and condensed statements of operations. These charges consisted of $1.9 million in employee cash severance payments and the remaining charges consisted of outplacement assistance fees and other associated costs. Of the $2.0 million restructuring charge, $1.8 million was recorded to the Company’s North America operating segment. The remaining charges were not recorded to a segment because they impacted areas of the business that supported the business units and are reflected in “Reconciling Items” in Note 10, Segment Information.

The following table shows activity during the six months ended June 30, 2009, related to the 2009 restructuring event:

Workforce
(In thousands)

2009 provision	$1,958
Cash utilized	(1,958)

Balance, June 30, 2009	$—

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

For the six months ended June 30, 2009, the Company recorded net restructuring and other related charges of approximately $0.3 million in its consolidated and condensed statements of operations principally related to one item. The item involved recording a restructuring charge associated with a change of estimated operating expenses to be incurred in connection with three previously restructured leases, the last of which ends in 2011.

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

For the six months ended June 30, 2008, the Company recorded net restructuring and other related charges of $7,000 in its consolidated and condensed statements of operations principally related to two items. The first involved recording a restructuring charge associated with a change of estimated operating expenses to be incurred in connection with three previously restructured leases. Based on this change of estimate, the Company estimated that future operating expenses would exceed its prior estimate by approximately $495,000. The second item was the result of a restructuring benefit of approximately $488,000 in the first half of 2008 associated with the re-occupation of approximately 3,900 square feet of previously restructured space in the Company’s Munich, Germany office. The restructuring accrual for this space was initially established in 2002 and the contractual lease term for the office space ends on December 31, 2011. Since 2002 and up until the second half of 2008, the demand for advanced technology consulting services had improved; therefore the Company decided to re-occupy this previously restructured space. The $488,000 will be recognized as operating rent expense over the remaining contractual lease term, which ends on December 31, 2011.

The following table shows activity during the six months ended June 30, 2009, related to 2001, 2002 and 2003 restructuring events:

Facilities
(In thousands)

Balance, December 31, 2008	$7,922
Charges, net	345
Cash utilized	(1,778)

Balance, June 30, 2009	$6,489

The total remaining accrued restructuring for 2001, 2002 and 2003 events is $6.5 million at June 30, 2009, of which the cash outlay over the next 12 months is expected to be $2.9 million, and the remainder will be paid through 2011.

8.	Income Taxes

For the three months ended June 30, 2009 and 2008, the Company recorded an income tax provision of $1.7 million and $2.2 million, respectively. For the six months ended June 30, 2009 and 2008, the Company recorded an income tax provision of $3.2 million and $3.6 million, respectively. The Company’s income tax is primarily related to foreign, federal alternative minimum tax and state tax obligations.

The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

The Company has deferred tax assets that have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), requires the establishment of a valuation allowance when the realization of deferred tax assets is not considered more likely than not. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Primarily as a result of losses incurred in the United States during 2006 and 2007 and the difficulty in predicting the extent and timing of profitability in future periods due to general economic conditions, the Company has continued to record a valuation allowance against its deferred tax assets in the United States. It is reasonably possible that all or a portion of the valuation allowance could be released in the near term and the effect could be material to the Company’s financial statements.

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

The Company has gross unrecognized tax benefits of approximately $7.2 million as of June 30, 2009, and $6.7 million as of December 31, 2008. These amounts (net of federal benefit on state issues) represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2009, interest accrued was approximately $1.5 million.

The Company conducts business globally and, as a result, one or more of our subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including Canada, Germany, Hong Kong, India, Luxembourg, the Netherlands, Singapore, Sweden, Switzerland, United Kingdom and the United States.

9.	Comprehensive Income

The components of comprehensive income are presented below for the periods presented in the consolidated and condensed statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)

Net income	$7,596	$11,574	$12,094	$18,690
Foreign currency translation gain (loss)	15,426	(4,137)	10,627	(4,664)
Unrealized gain (loss) on available-for-sale securities	72	(87)	39	(1,165)

Comprehensive income	$23,094	$7,350	$22,760	$12,861

10.	Segment Information

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

Reclassifications have been made to the segment results for the three and six months ended June 30, 2008, to conform to current presentation. Please see Note 1, Basis of Presentation.

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

The tables below present the service revenues and income before income taxes attributable to these operating segments for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Service Revenues:
North America	$90,522	$100,455	$176,796	$198,205
Europe	49,018	58,528	96,820	107,753
Government Services	7,994	6,843	16,277	14,099

Total	$147,534	$165,826	$289,893	$320,057

Income Before Income Taxes:
North America(1)	$24,782	$27,928	$42,738	$52,357
Europe(1)	16,406	22,349	32,364	39,469
Government Services	1,657	1,930	4,038	4,330

Total reportable segments(1)	42,845	52,207	79,140	96,156
Less reconciling items(2)	(33,570)	(38,461)	(63,824)	(73,840)

Consolidated Income Before Income Taxes	$9,275	$13,746	$15,316	$22,316

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income before income taxes include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Centrally managed functions	$28,629	$34,892	$55,532	$67,455
Restructuring and other related charges	158	(136)	515	7
Amortization of purchased intangible assets	898	473	1,765	960
Stock-based compensation expense	3,659	4,408	7,146	8,893
Interest and other income, net	(809)	(1,584)	(1,815)	(4,354)
Acquisition costs and other related charges	1,035	—	1,673	—
Unallocated expenses(3)	—	408	(992)	879

Total	$33,570	$38,461	$63,824	$73,840

(3)	Includes corporate portion of both selling and marketing and general and administrative expenses.

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

11.	Geographic Data

Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated and condensed statements of operations and the consolidated and condensed balance sheets:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Service revenues:
United States	$84,437	$90,293	$164,926	$181,802
International	63,097	75,533	124,967	138,255

Total service revenues	$147,534	$165,826	$289,893	$320,057

	June 30,	December 31,
	2009	2008
	(In thousands)

Long-lived assets:
United States	$15,838	$18,574
International	13,706	13,823

Total long-lived assets(1)	$29,544	$32,397

(1)	Reflects net book value of the Company’s property and equipment

12.	Goodwill and Purchased Intangible Assets

The following is a summary of goodwill allocated to the Company’s business segments as of June 30, 2009, and December 31, 2008:

	North America	Europe	Total
	(In thousands)

Goodwill as of December 31, 2008	$38,289	$13,422	$51,711
Contingent consideration recorded during the period	—	5,565	5,565
Costs associated with employee termination plan (see Note 2)	—	517	517
Adjustments to goodwill	(103)	—	(103)
Exchange rate effect	—	2,765	2,765

Goodwill as of June 30, 2009	$38,186	$22,269	$60,455

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

The following is a summary of intangible assets as of June 30, 2009, and December 31, 2008. Gross carrying amounts of local currency denominated purchased intangible assets are reflected at the respective balance sheet date exchange rates.

	June 30, 2009
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
	(In thousands)

Customer lists and customer relationships	$12,948	$(6,537)	$6,411
SAP license agreement	1,100	(1,100)	—
Non-compete agreements	2,999	(1,139)	1,860
Tradename	865	(507)	358

Total purchased intangible assets	$17,912	$(9,283)	$8,629

	December 31, 2008
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
	(In thousands)

Customer lists and customer relationships	$12,466	$(5,322)	$7,144
SAP license agreement	1,100	(1,100)	—
Non-compete agreements	2,817	(854)	1,963
Tradename	779	(242)	537

Total purchased intangible assets	$17,162	$(7,518)	$9,644

Amortization expense related to the purchased intangible assets was $0.9 million and $0.5 million for the three months ended June 30, 2009 and 2008, respectively. Amortization expense related to the purchased intangible assets was $1.8 million and $1.0 million for the six months ended June 30, 2009 and 2008, respectively.

Earnout consideration of approximately $5.6 million that was contingent upon financial performance as of March 31, 2009, was earned and recorded as an increase to goodwill and other current accrued liabilities as of June 30, 2009 (see Note 2, Acquisitions).

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

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

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

15.	Foreign Currency Translation and Derivative Instruments

Foreign exchange gains were not material for the three months ended June 30, 2009, and foreign exchange gains of $1.3 million were incurred for the same period in 2008. Foreign exchange losses of $0.2 million were incurred for the six months ended June 30, 2009, and foreign exchange gains of $1.9 million were incurred for the same period in 2008. Foreign exchange gains and losses are included in general and administrative expenses in the consolidated and condensed statements of operations. These gains and losses were primarily related to intercompany foreign currency transactions that are of a short-term nature.

Approximately 13% of the Company’s operating expenses and 17% of service revenues for the six months ended June 30, 2009, were denominated in Indian rupees and British pounds, respectively. As the Company has minimal associated revenues in Indian rupees, any movement in the exchange rate between the U.S. dollar and the rupee has a significant impact on its operating expenses and operating profit. Any significant movement in the exchange rate between the U.S. dollar and the British pound has a significant impact on the Company’s service revenues and operating income. The Company manages this exposure through a risk management program that partially mitigates its exposure to operating expenses denominated in the Indian rupee and service revenues denominated in the British pound that includes the use of derivative financial instruments which are not designated as accounting hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). The Company uses foreign exchange option contracts to partially protect its foreign currency exposure to Indian rupee denominated operating expenses against appreciation in the rupee relative to the U.S. dollar, and British pound denominated revenues against the appreciation of the U.S. dollar relative to the pound. Currently, the Company enters into 30 day average rate instruments covering a rolling 90 day period with notional amounts of 275 million rupees (approximately $5.5 million) and two million pounds (approximately $3.3 million) per month. As these instruments are option collars that are settled on a net basis with the bank, the Company has not recorded the gross underlying notional amounts in its consolidated and condensed balance sheets as of June 30, 2009.

The following table reflects the fair value of the Company’s derivative assets and liabilities on its consolidated and condensed balance sheets as of June 30, 2009, and December 31, 2008 (in thousands):

	Derivative Assets Reported in		Derivative Liabilities Reported in
	Other Current Assets		Other Current Accrued Liabilities
	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008

Foreign exchange option contracts not designated	$67	$691	$448	$—

Realized and unrealized losses on the Company’s foreign exchange option contracts are included in general and administrative expenses in the consolidated and condensed statements of operations. The following table shows the effect of realized and unrealized gains and losses, net, of the Company’s foreign exchange

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

option contracts on its results of operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Loss on foreign exchange option contracts not designated	$320	$529	$474	$588

16.	Stock Repurchase

On February 10, 2006, the Board of Directors authorized $25.0 million in funds for stock repurchase programs. In the first half of 2008, the Company repurchased approximately 1.4 million shares of its common stock at an average price of $6.87 per share for an aggregate purchase price of $9.9 million. As of June 30, 2009, no funds remained available for purchase under the repurchase program as the $25.0 million in funds have been exhausted.

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

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Effective April 1, 2009, the Company adopted FSP SFAS No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with principles presented in SFAS No. 157. FSP SFAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, whether a transaction is distressed, is applicable to all assets and liabilities and will require enhanced disclosures. The Company’s adoption of FSP SFAS No. 157-4 did not have a material impact on its financial statements.

Effective April 1, 2009, the Company adopted FSP SFAS No. 115-2, SFAS 124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2, SFAS 124-2 and EITF 99-20-2”). FSP SFAS No. 115-2, SFAS 124-2 and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. The Company’s adoption of FSP SFAS No. 115-2, SFAS 124-2 and EITF 99-20-2 did not have a material impact on its financial statements.

Effective April 1, 2009, the Company adopted FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB No. 28-1”). FSP SFAS No. 107-1 and APB No. 28-1 amend SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about the fair value of financials in interim as well as in annual financial statements, and APB No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The Company’s adoption of FSP SFAS No. 107-1 and APB No. 28-1 did not have a material impact on its financial statements.

Effective May 1, 2009, the Company adopted SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption did not materially impact the Company’s consolidated financial statements. The Company has evaluated subsequent events through the time that it filed its financial statements on August 6, 2009.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification does not change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact the adoption of SFAS No. 167 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (“SFAS No. 166). The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires greater transparency of related disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 166 is not expected to have a material impact on the Company’s consolidated financial statements.

18.	Subsequent Events

The Company has performed an evaluation of subsequent events through August 6, 2009, which is the date the financial statements for the three and six months ended June 30, 2009, were issued.

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

Our service revenues for the three months ended June 30, 2009, were $147.5 million, an 11% decrease compared to service revenues for the same period in 2008. Our service revenues for the six months ended June 30, 2009 were $289.9 million, a 9% decrease compared to service revenues for the same period in 2008. The decrease in service revenues for the three and six months ended June 30, 2009, is primarily due to the appreciation of the U.S. dollar against foreign currencies that our international revenues are denominated in, and to a lesser extent, a decrease in demand for our services and pricing pressures, primarily in our North America operating segment, offset by incremental acquisition revenue. Service revenues for the three months ended June 30, 2009, decreased by 10% in our North America operating segment and 16% in our Europe operating segment. Service revenues increased by 17% in our Government Services operating segment. Service revenues for the six months ended June 30, 2009, decreased by 11% in our North America operating segment and 10% in our Europe operating segment. Service revenues increased by 15% in our Government Services operating segment.

For the three months ended June 30, 2009, we reported income from operations of $8.5 million compared to $12.2 million for the same period in 2008. We reported net income of $7.6 million for the three months ended June 30, 2009, compared to net income of $11.6 million for the same period in 2008. For the six months ended June 30, 2009, we reported income from operations of $13.5 million compared to $18.0 million for the same period in 2008. We reported net income of $12.1 million for the six months ended June 30, 2009, compared to net income of $18.7 million for the same period in 2008. The decrease in operating income and net income for the three months ended June 30, 2009, is primarily due to a decrease in service revenues. The decrease in operating income and net income for the six months ended June 30, 2009, is the result of a decrease in service revenues and $2.0 million in restructuring charges relating to our February 2009 reduction in peoplecount (see “Restructuring and Other Related Charges”).

For the six months ended June 30, 2009, $125.0 million of our service revenues and $154.3 million of our operating expenses were denominated in foreign currencies. Due to the U.S. dollar’s appreciation, beginning in the second half of 2008, our service revenues and operating expenses were significantly affected when compared to our results of operations for the three and six months ended June 30, 2008. As a result, our discussion and analysis of our results of operations will include, when significant to management’s analysis, the exchange rate effect of the U.S. dollar’s appreciation. For a discussion of our exposure to exchange rates see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” In addition, during the second quarter of 2009 we completed integrating the operations of our August 6, 2008, acquisition of Derivatives Consulting Group, LLC (“DCG”).

During 2009, we continued to use our India-based operations for our Global Distributed Delivery (“GDD”) projects. Our billable days, or level of effort, incurred by our Indian people as a percentage of total Company billable days decreased to 58% for the three months ended June 30, 2009, compared to 63% for the same period in 2008. Our proprietary GDD methodology enables us to provide high-quality, cost-effective solutions under accelerated project schedules. By engaging India’s highly skilled technology specialists, we can provide services at lower total costs as well as offer a continuous delivery capability resulting from time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

We have identified the accounting policies which are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during the six months ended June 30, 2009, to the items disclosed as our summary of critical accounting policies, significant judgments and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table sets forth the percentage of our service revenues of items included in our consolidated and condensed statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Service revenues	100%	100%	100%	100%
Reimbursable expenses	4%	3%	3%	3%

Total gross revenues	104%	103%	103%	103%

Operating expenses:
Project personnel expenses	69%	67%	70%	68%
Reimbursable expenses	4%	3%	3%	3%

Total project personnel expenses and reimbursable expenses	73%	69%	73%	71%
Selling and marketing expenses	5%	6%	5%	7%
General and administrative expenses	19%	19%	19%	19%
Restructuring and other related charges (benefits)	0%	0%	1%	0%
Amortization of purchased intangible assets	1%	0%	1%	0%
Acquisition costs and other related charges	1%	0%	1%	0%

Total operating expenses	99%	95%	99%	98%

Income from operations	5%	7%	5%	6%
Interest and other income, net	1%	1%	0%	1%

Income before income taxes	6%	8%	5%	7%
Provision for income taxes	1%	1%	1%	1%

Net Income	5%	7%	4%	6%

Three and Six Months Ended June 30, 2009, Compared to Three and Six Months Ended June 30, 2008

Service Revenues

Our service revenues for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended
	June 30,	June 30,		Percentage
	2009	2008	Decrease	Decrease
	(In thousands, except percentages)

Service revenues	$147,534	$165,826	$(18,292)	(11)%

	Six Months Ended
	June 30,	June 30,		Percentage
	2009	2008	Decrease	Decrease
	(In thousands, except percentages)

Service revenues	$289,893	$320,057	$(30,164)	(9)%

Our service revenues decreased by 11% in U.S. dollars for the three months ended June 30, 2009, compared to the same period in 2008. Service revenues decreased by 4% in local currency terms compared to the 11% decrease in U.S. dollars for the three months ended June 30, 2009. The significant appreciation of the U.S. dollar against our local currencies accounted for seven percentage points, or $11.8 million, of the decrease in service revenues. The remaining decrease was due to a decrease in demand for our services and pricing pressures in certain industry sectors, primarily in our North America operating segment (see “Results by Operating Segment”) as clients have decreased their spending on the services we provide, offset by incremental revenue from the DCG acquisition.

Excluding the effect of the appreciation of the U.S. dollar, service revenues decreased $6.5 million. The following sectors experienced a decrease in service revenues as a result of decreased demand and pricing pressures. The Technology and Communications sector decreased 19% or $6.5 million. The Energy Services sector decreased 12% or $2.9 million. The Retail and Consumer Products sector decreased 7% or $2.4 million. The Government, Health and Education sector decreased 4% or $1.1 million. Finally, we experienced a 53% decrease, or $1.2 million, in the Automotive and Industrial sector. Offsetting these decreases, the Financial Services sector increased 16%, or $7.5 million, primarily due to incremental revenue from our DCG acquisition and an increase in demand.

Our service revenues decreased by 9% in U.S. dollars for the six months ended June 30, 2009, compared to the same period in 2008. Service revenues decreased by 1% in local currency terms compared to the 9% decrease in U.S. dollars for the six months ended June 30, 2009. The significant appreciation of the U.S. dollar against our local currencies accounted for eight percentage points, or $27.5 million, of the decrease in service revenues. The remaining decrease was due to a decrease in demand for our services in certain industry sectors and pricing pressures, primarily in our North America operating segment (see “Results by Operating Segment”) as clients have decreased their spending on the services we provide, offset by incremental revenue from the DCG acquisition.

Excluding the effect of the appreciation of the U.S. dollar, service revenues decreased $2.6 million. The following sectors experienced a decrease in service revenues as a result of decreased demand and pricing pressures. The Technology and Communications sector decreased 16% or $10.3 million. The Retail and Consumer Products sector decreased 6% or $4.0 million. The Automotive and Industrial sector decreased 62% or $3.7 million. The Government, Health and Education sector decreased 2% or $0.9 million. The Energy Services sector decreased 2% or $0.7 million. Finally, we experienced a 74% decrease, or $0.8 million, in various other sectors. Offsetting these decreases, the Financial Services sector increased 20%, or $17.8 million, primarily due to incremental revenue from our DCG acquisition and, to a lesser extent, an increase in demand.

The decreased demand in certain industry sectors and the February 2009 reduction in workforce contributed to our average project personnel peoplecount decreasing 5% and 7% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Our utilization of 81% for the three months ended June 30, 2009, was higher than the 76% rate we had for the same period in 2008. Our utilization of 77% for the six months ended June 30, 2009, was higher than the 74% rate we had for the same period in 2008. We increased our use of contractors and consultants by 12% for the three months ended June 30, 2009, as need for contractors and consultants in certain specialized areas increased compared to the same period in 2008. Our use of contractors and consultants for the six months ended June 30, 2009, remained constant compared to the same period in 2008, due to the increase in usage during the three months ended June 30, 2009.

Our five largest customers, in the aggregate, accounted for approximately 23% and 22% of our service revenues for the three and six months ended June 30, 2009, respectively, compared to 24% and 26% for the same periods in 2008. No customer accounted for more than 10% of our service revenues for the three and six months ended June 30, 2009 and 2008. Our recurring revenues were 43% and 42% of our service revenues for the three and six months ended June 30, 2009, compared to 46% and 45% for the same periods in 2008. Recurring revenues are revenue contracts with duration equal to or greater than twelve months in which the client has committed spending levels, which are cancelable, to us or has chosen us an exclusive provider of certain services.

Project Personnel Expenses

Project personnel expenses consist principally of salaries and employee benefits for personnel dedicated to client projects, independent contractors and direct expenses incurred to complete projects that were not reimbursed by the client. These expenses represent the most significant expense we incur in providing our services. Our project personnel expenses for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended
	June 30,	June 30,	(Decrease)	Percentage
	2009	2008	Increase	Decrease
	(In thousands, except percentages)

Project personnel expenses	$101,939	$110,674	$(8,735)	(8)%
Project personnel expenses as a percentage of service revenues	69%	67%	2 points

	Six Months Ended
	June 30,	June 30,	(Decrease)	Percentage
	2009	2008	Increase	Decrease
	(In thousands, except percentages)

Project personnel expenses	$202,117	$217,581	$(15,464)	(7)%
Project personnel expenses as a percentage of service revenues	70%	68%	2 points

Project personnel expenses decreased by $8.7 million for the three months ended June 30, 2009, as compared to the same period in 2008. Excluding the effect of the appreciation of the U.S. dollar, project personnel expenses actually increased $0.2 million. The increase of $0.2 million in expense was due to multiple factors. Compensation expense increased $1.7 million. Though average project personnel peoplecount decreased 5% compared to the same period in 2008, the majority of the decrease was in India project personnel whose compensation costs are lower than our non-India project personnel. Non-India project personnel increased compared to the same period in 2008 due to client needs and the additional personnel from our DCG acquisition. In addition, consultant expense increased $1.8 million due to increased need in specialized areas compared to the same period in 2008. Offsetting these increases were: (i) travel expenses decreased $1.6 million due to a concerted effort to manage these costs, (ii) other expenses decreased $1.1 million, primarily due to a decrease in training expenses, and (iii) equipment expenses decreased $0.6 million, primarily due to a non-recurring, project specific expense for the same period in 2008. The increase in project personnel expense as a percentage of revenue for the three months ended June 30, 2009, compared to the same period in 2008 is due to the decrease in service revenues compared to the same period in 2008.

Project personnel expenses decreased by $15.5 million for the six months ended June 30, 2009, as compared to the same period in 2008. Excluding the effect of the appreciation of the U.S. dollar, project personnel expenses actually increased $3.2 million. The increase of $3.2 million in expense was due to multiple factors. Compensation expense increased $8.5 million. Though average project personnel peoplecount decreased 7% compared to the same period in 2008, the majority of the decrease was in India project personnel whose compensation costs are lower than our non-India project personnel. This increase in compensation expense was offset by: (i) a decrease in travel expenses of $2.8 million due to a concerted effort to manage these costs, (ii) facilities expense decreased $1.4 million, primarily due to the aforementioned non-recurring, project specific expense for the same period in 2008, and (iii) a decrease in various other project personnel expenses, in the aggregate, of $1.2 million. The increase in project personnel expense as a percentage of revenue for the six months ended June 30, 2009, compared to the same period in 2008 is due to the decrease in service revenues compared to the same period in 2008.

Selling and Marketing Expenses

Selling and marketing expenses consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses. Our selling and marketing expenses for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended
	June 30,	June 30,			Percentage
	2009	2008	Decrease		Decrease
	(In thousands, except percentages)

Selling and marketing expenses	$7,274	$10,498	$(3,224)		(31)%
Selling and marketing expenses as a percentage of service revenues	5%	6%	(1 point	)

	Six Months Ended
	June 30,	June 30,			Percentage
	2009	2008	Decrease		Decrease
	(In thousands, except percentages)

Selling and marketing expenses	$14,416	$21,351	$(6,935)		(32)%
Selling and marketing expenses as a percentage of service revenues	5%	7%	(2 points	)

Selling and marketing expenses decreased by $3.2 million for the three months ended June 30, 2009, as compared to the same period in 2008. Of the $3.2 million decrease, $0.5 million was due to the appreciation of the U.S. dollar. The remaining $2.7 million decrease was due to multiple factors. Decreases in selling and marketing expenses were: (i) a decrease of 5% in average sales and marketing peoplecount resulted in a decrease of $2.0 million in compensation expense, (ii) the decrease in peoplecount, in addition to a change in forfeiture estimate, resulted in stock-based compensation expense decreasing $0.6 million., (iii) other selling and marketing expenses also decreased $0.5 million, and (iv) travel expenses also decreased $0.2 million as we have made a concerted effort to manage these costs. These decreases were offset by an increase in consultant expense of $0.6 million. The decrease in selling and marketing expenses as a percentage of service revenues compared to the same period in 2008 is due to the decrease in peoplecount which is the main cost driver of our selling and marketing expenses.

Selling and marketing expenses decreased by $6.9 million for the six months ended June 30, 2009, as compared to the same period in 2008. Of the $6.9 million decrease, $1.2 million was due to the appreciation of the U.S. dollar. The remaining $5.7 million decrease was due to multiple factors. Decreases in selling and marketing expenses were: (i) a decrease of 9% in average sales and marketing peoplecount resulted in a decrease of $3.9 million in compensation expense, (ii) the decrease in peoplecount, in addition to a change in forfeiture estimate, resulted in stock-based compensation expense decreasing $1.2 million, (iii) other selling and marketing expenses also decreased $1.2 million, and (iv) travel expenses also decreased $0.4 million as we have made a concerted effort to manage these costs. These decreases were offset by an increase in consultant expense of $1.0 million. The decrease in selling and marketing expenses as a percentage of service revenues compared to the same period in 2008 is due to the decrease in peoplecount which is the main cost driver of our selling and marketing expenses.

General and Administrative Expenses

General and administrative expenses relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses. Our general and administrative expenses for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended
	June 30,	June 30,		Percentage
	2009	2008	Decrease	Decrease
	(In thousands, except percentages)

General and administrative expenses	$27,764	$32,155	$(4,391)	(14)%
General and administrative expenses as a percentage of service revenues	19%	19%	—

	Six Months Ended
	June 30,	June 30,		Percentage
	2009	2008	Decrease	Decrease
	(In thousands, except percentages)

General and administrative expenses	$54,118	$62,196	$(8,078)	(13)%
General and administrative expenses as a percentage of service revenues	19%	19%	—

General and administrative expenses decreased $4.4 million for the three months ended June 30, 2009, compared to the same period in 2008. Of the $4.4 million decrease, $1.9 million is due to the appreciation of the U.S. dollar. The remaining decrease of $2.5 million was due to multiple factors. Decreases in general and administrative expenses were: (i) compensation expense decreased $1.9 million, (ii) use of consultants, travel expenses and employee placement agency fees decreased, in the aggregate, $1.0 million as we made a concerted effort to manage these costs, (iii) legal and other professional fees decreased $1.0 million, and (iv) other general and administrative expenses decreased $0.7 million. Offsetting these decreases was a decrease in currency transaction gains of $1.6 million compared to the same period in 2008 and an increase in facilities expenses of $0.5 million.

General and administrative expenses decreased $8.1 million for the six months ended June 30, 2009, compared to the same period in 2008. Of the $8.1 million decrease, $4.4 million is due to the appreciation of the U.S. dollar. The remaining decrease of $3.7 million was due to multiple factors. Decreases in general and administrative expenses were: (i) use of consultants, travel expenses and employee placement agency fees decreased, in the aggregate, $3.5 million as we made a concerted effort to manage these costs, (ii) other general and administrative expenses decreased $1.5 million due to insurance proceeds received in the first quarter of 2009 of $1.0 million for reimbursement of expenses related to our stock-based compensation review and restatement in 2007 and decreases of $0.5 million, in the aggregate, in other expenses, (iii) compensation expenses decreased $1.9 million primarily due a reduction in payroll related taxes compared to the same period in 2008, and (iv) stock-based compensation expense decreased $0.4 million due to a change in forfeiture estimate. Offsetting these decreases was an increase of $1.1 million in health insurance expenses due to a 6% increase in average general and administrative peoplecount and an increase in insurance rates. In addition, we had $0.2 million in currency transaction losses for the current period compared to a currency transaction gain of $1.9 million for the same period in 2008. These foreign currency transaction losses were primarily related to intercompany foreign currency translations that were of a short-term nature.

Restructuring and Other Related Charges

2009 — Restructure Event

In February 2009, in response to the impact of current global economic conditions on our demand environment, we implemented a restructuring plan to reduce our peoplecount. For the six months ended June 30, 2009, 392 employees were terminated in connection with this restructuring plan and we recorded restructuring charges of $2.0 million for the six months ended June 30, 2009, in our consolidated and condensed statements of operations. These charges consisted of $1.9 million in employee cash severance payments, the remaining charges consisted of outplacement assistance fees and other associated costs. Of the $2.0 million restructuring charge, $1.8 million were recorded to our North America segment. The remaining charges were not recorded to a segment because they impacted areas of the business that supported the business units and are reflected in the reconciling items section in “Results by Operating Segment.”

The following table shows activity during the six months ended June 30, 2009, related to the 2009 restructuring event:

Workforce
(In thousands)

2009 provision	$1,958
Cash utilized	(1,958)

Balance, June 30, 2009	$—

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

For the six months ended June 30, 2009, we recorded net restructuring and other related charges of approximately $0.3 million in our consolidated and condensed statements of operations principally related to one item. The item involved recording a restructuring charge associated with a change of estimated operating expenses to be incurred in connection with three previously restructured leases, the last of which ends in 2011.

For the six months ended June 30, 2008, we recorded net restructuring and other related charges of $7,000 in our consolidated and condensed statements of operations principally related to two items. The first involved recording a restructuring charge associated with a change of estimated operating expenses to be incurred in connection with three previously restructured leases. Based on this change of estimate, we estimated that future operating expenses would exceed our prior estimate by approximately $495,000. The second item was the result of a restructuring benefit of approximately $488,000 in the first half of 2008 associated with the re-occupation of approximately 3,900 square feet of previously restructured space in our Munich, Germany office. The restructuring accrual for this space was initially established in 2002 and the contractual lease term for the office space ends on December 31, 2011. Since 2002 and up until the second half of 2008, the demand for advanced technology consulting services had improved; therefore we decided to re-occupy this previously restructured space. The $488,000 will be recognized as operating rent expense over the remaining contractual lease term, which ends on December 31, 2011.

The following table shows activity during the six months ended June 30, 2009, related to 2001, 2002 and 2003 restructuring events:

Facilities
(In thousands)

Balance, December 31, 2008	$7,922
Charges, net	345
Cash utilized	(1,778)

Balance, June 30, 2009	$6,489

The total remaining accrued restructuring for 2001, 2002 and 2003 events is $6.5 million at June 30, 2009, of which the cash outlay over the next 12 months is expected to be $2.9 million, and the remainder will be paid through 2011.

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

Amortization of Intangible Assets

During the three and six months ended June 30, 2009 and 2008, amortization of intangible assets consisted primarily of non-compete and non-solicitation agreements and customer list related to the 2006 Planning Group International, Inc. (“PGI”) acquisition, the SAP license agreement and customer list related to the 2005 Business Information Solutions, LLC (“BIS”) acquisition and tradename, non-compete agreements and customer list related to the 2008 DCG acquisition. Amortization expense related to intangible assets was $0.9 million and $1.8 million for the three and six months ended June 30, 2009, respectively, compared to $0.5 million and $1.0 million for the same periods in 2008. The increase in expense for both periods is due to the acquisition of DCG.

Acquisition Costs and Other Related Charges

On January 1, 2009, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 141R, Business Combinations, which requires acquisition related costs to be expensed as incurred. These costs are associated with third-party professional services we incur related to our evaluation process of potential acquisition opportunities. Though we may incur acquisition costs and other related charges it is not indicative that any transaction will be consummated. Acquisition costs and other related expenses for the three and six months ended June 30, 2009, were $1.0 and $1.7 million, respectively.

Interest and Other Income, Net

Interest and other income are derived primarily from investments in bank time deposits, money market funds, commercial paper and auction rate securities. Our interest and other income, net for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended
	June 30,	June 30,		Percentage
	2009	2008	Decrease	Decrease
	(In thousands, except percentages)

Interest and other income, net	$809	$1,584	$(775)	(49)%

	Six Months Ended
	June 30,	June 30,		Percentage
	2009	2008	Decrease	Decrease
	(In thousands, except percentages)

Interest and other income, net	$1,815	$4,354	$(2,539)	(58)%

Interest and other income decreased $0.8 million for the three months ended June 30, 2009, compared to the same period in 2008. The decrease was due to a decrease in interest income due to lower interest rates and a more conservative investment strategy compared to the same period in 2008.

Interest and other income decreased $2.5 million for the six months ended June 30, 2009, compared to the same period in 2008. The decrease was due to a decrease in other income of $0.9 million and a $1.6 million decrease in interest income. Other income decreased due to $0.9 million in non-recurring items for the three months ended March 31, 2008, of which $0.5 million was for recovery of expenses related to an employee matter, $0.3 million was for a termination arrangement eliminating a call option with Sapient S.p.A., and $0.1 million was for recovery of expenses related to a lease. The decrease in interest income was due to lower interest rates and a more conservative investment strategy compared to the same period in 2008.

Provision for Income Taxes

For the three and six months ended June 30, 2009, we recorded an income tax provision of $1.7 million and $3.2 million, respectively, compared to $2.2 million and $3.6 million for the same period in 2008. Our income tax is primarily related to foreign, federal alternative minimum tax and state tax obligations.

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

We have deferred tax assets that have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), requires the establishment of a valuation allowance when the realization of deferred tax assets is not considered more likely than not. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Primarily as a result of losses incurred in the United States during 2006 and 2007, and to the difficulty in predicting the extent and timing of profitability in future periods due to general economic conditions, we have continued to record a valuation allowance against its deferred tax assets in the United States. It is reasonably possible that all or a portion of the valuation allowance could be released in the near term and the effect could be material to our financial statements.

We have gross unrecognized tax benefits of approximately $7.2 million as of June 30, 2009, and $6.7 million as of December 31, 2008. These amounts (net of federal benefit on state issues) represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of our effective tax rate. We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2009, interest accrued was approximately $1.5 million.

We conduct business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including Canada, Germany, Hong Kong, India, Luxembourg, the Netherlands, Singapore, Sweden, Switzerland, United Kingdom and the United States.

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

Beginning in 2009, we began reporting to the CODM certain general and administrative expenses that were previously allocable to North America and Europe operating expenses as centrally managed functions. As a result, $6.8 million and $3.1 million of general and administrative expenses for the three months ended June 30, 2008, for North America and Europe, respectively, and $15.9 million and $8.3 million for the six months ended June 30, 2008, were reclassified to centrally managed functions to conform to the current presentation. In addition, $1.7 million of service revenues for the six months ended June 30, 2009, and $0.4 million of operating income for the six months ended June 30, 2009, were reclassified from our Europe segment to the North America segment to conform to current presentation.

The tables below present the service revenues and income before income taxes attributable to these operating segments for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Service Revenues:
North America	$90,522	$100,455	$176,796	$198,205
Europe	49,018	58,528	96,820	107,753
Government Services	7,994	6,843	16,277	14,099

Total	$147,534	$165,826	$289,893	$320,057

Income Before Income Taxes:
North America(1)	$24,782	$27,928	$42,738	$52,357
Europe(1)	16,406	22,349	32,364	39,469
Government Services	1,657	1,930	4,038	4,330

Total reportable segments(1)	42,845	52,207	79,140	96,156
Less reconciling items(2)	(33,570)	(38,461)	(63,824)	(73,840)

Consolidated Income Before Income Taxes	$9,275	$13,746	$15,316	$22,316

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income before income taxes include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Centrally managed functions	$28,629	$34,892	$55,532	$67,455
Restructuring and other related charges	158	(136)	515	7
Amortization of purchased intangible assets	898	473	1,765	960
Stock-based compensation expense	3,659	4,408	7,146	8,893
Interest and other income, net	(809)	(1,584)	(1,815)	(4,354)
Acquisition costs and other related charges	1,035	—	1,673	—
Unallocated expenses(3)	—	408	(992)	879

Total	$33,570	$38,461	$63,824	$73,840

(3)	Includes corporate portion of both selling and marketing and general and administrative expenses.

Service Revenues by Operating Segments

Service revenues for our North America operating segment decreased by 10% in U.S. dollars for the three months ended June 30, 2009, and decreased 8%, or $7.7 million, in local currency. Excluding the effect of the appreciation of the U.S. dollar, we experienced a decrease in demand from clients and pricing pressures in four industry sectors, which was offset by an increase in demand in two industry sectors. The Energy Services sector decreased 33% or $6.0 million. The Technology and Communications sector decreased 18% or $2.5 million. The Government, Health and Education sector decreased 37%, or $2.4 million. In addition, the Automotive and Industrial sector decreased 53%, or $1.2 million. Offsetting these decreases, we experienced an increase in demand from clients in the Financial Services sector, which increased 10%, or $3.7 million, and in the Retail and Consumer Products sector, which increased 3%, or $0.7 million.

The decreased demand in certain industry sectors and the February 2009 reduction in workforce contributed to North America average project personnel peoplecount decreasing 8% for the three months ended June 30, 2009, compared to the same period in 2008. North America utilization increased to 81% for the three months ended June 30, 2009, compared to 76% for the same period in 2008. North America also increased use of contractors and consultants by 10% as need in specialized areas increased compared to the same period in 2008.

Service revenues for our Europe operating segment decreased 16% in U.S. dollars for the three months ended June 30, 2009, compared to the same period in 2008. In local currency service revenues remained constant, increasing less than 1%. The significant appreciation of the U.S. dollar against our local currencies accounted for the decrease in service revenues. Excluding the effect of the appreciation of the U.S. dollar, we experienced increased demand in one sector and additional revenue due to DCG in another industry sector which was offset by a decrease in demand from clients and pricing pressures in two industry sectors.

Service revenues from the Financial Services sector increased 37%, or $3.8 million, due to DCG, and the Energy Services sector increased 54%, or $3.1 million, due to demand. These increases were offset by a decrease in demand and pricing pressures in the following industry sectors: the Technology and Communications sector decreased 20%, or $4.0 million and the Retail and Consumer Products sector decreased 29%, or $3.2 million.

The decreased demand in certain industry sectors contributed to our average project personnel peoplecount decreasing 3% for the three months ended June 30, 2009, compared to the same period in 2008. Europe utilization increased 1 percentage point to 80% for the three months ended June 30, 2009, from 79%. Excluding the appreciation of the U.S. dollar, Europe’s use of contractors and consultants remained relatively constant compared to the same period in 2008.

Service revenues for our Government Services operating segment increased by 17% during the three months ended June 30, 2009, compared to the same period in 2008, due to an increase in demand for our services in this segment. The increased demand contributed to Government Services’ average project personnel peoplecount increasing 33% for the three months ended June 30, 2009, compared to the same period of 2008. Utilization also increased six percentage points to 90% from 84%.

Service revenues for our North America operating segment decreased by 11% in U.S. dollars for the six months ended June 30, 2009, and decreased 8%, or $15.9 million, in local currency. Excluding the effect of the appreciation of the U.S. dollar, we experienced a decrease in demand from clients and pricing pressures in four industry sectors, which was offset by an increase in demand in two industry sectors. The Technology and Communications sector decreased 33% or $11.0 million. The Energy Services sector decreased 26% or $8.2 million. The Government, Health and Education sector decreased 33%, or $4.4 million. In addition, the Automotive and Industrial sector decreased 62%, or $3.7 million. Offsetting these decreases, we experienced an increase in demand from clients in the Financial Services sector, which increased 12%, or $8.6 million, and in the Retail and Consumer Products sector, which increased 6%, or $2.9 million.

The decreased demand in certain industry sectors and the February 2009 reduction in workforce contributed to North America average project personnel peoplecount decreasing 10% for the six months ended June 30, 2009, compared to the same period in 2008. North America utilization increased to 77% for the six months ended June 30, 2009, compared to 74% for the same period in 2008. North America also decreased use of contractors and consultants by 7% as need in specialized areas decreased during the first quarter of 2009 compared to the same period in 2008.

Service revenues for our Europe operating segment decreased 10% in U.S. dollars for the six months ended June 30, 2009, compared to the same period in 2008. In local currency service revenues increased 10%, or $11.0 million. The significant appreciation of the U.S. dollar against our local currencies accounted for the decrease in service revenues. Excluding the effect of the appreciation of the U.S. dollar, we experienced increased demand in three industry sectors and additional revenue due to DCG in a fourth industry sector which was offset by a decrease in demand and pricing pressures from clients in two industry sectors.

Service revenues from the Financial Services sector increased 47%, or $9.2 million, due to revenue from DCG. The Energy Services sector increased 74%, or $7.5 million, the Government, Health and Education sector increased 6%, or $1.3 million and the Technology and Communications sector increased 2%, or $0.6 million, due to demand. These increases were offset by a decrease in demand and pricing pressures in the following industry sectors: the Retail and Consumer Products sector decreased 32%, or $6.9 million, and, in the aggregate, a 66% decrease, or $0.7 million, across various other sectors.

The decreased demand in certain industry sectors contributed to our average project personnel peoplecount decreasing 5% for the six months ended June 30, 2009, compared to the same period in 2008. Europe utilization increased 1 percentage point to 77% for the six months ended June 30, 2009, from 76%. Excluding the appreciation of the U.S. dollar, Europe’s use of contractors and consultants remained relatively constant compared to the same period in 2008.

Service revenues for our Government Services operating segment increased by 15% during the six months ended June 30, 2009, compared to the same period in 2008, due to an increase in demand for our services in this segment. The increased demand contributed to Government Services’ average project personnel peoplecount increasing 27% for the six months ended June 30, 2009, compared to the same period of 2008. Utilization also increased five percentage points to 91% from 86%.

Operating Income by Operating Segments

Our North America operating segment experienced a decrease in operating income of $3.2 million, or 11% for the three months ended June 30, 2009, compared to the same period of 2008. The decrease in operating income is a result of a decrease in service revenues due to less demand for our services and pricing pressures.

Our Europe operating segment experienced a decrease in operating income of $5.9 million, or 27% for the three months ended June 30, 2009, compared to the same period of 2008. The decrease in operating income is a result of direct expenses decreasing 10%, or $3.6 million, compared to a 16%, or $9.5 million decrease in service revenues.

Operating income for our Government Services operating segment decreased 14%, or $0.3 million, for the three months ended June 30, 2009. This is due to an increase in direct expenses associated with Government Services’ project personnel peoplecount increasing 33% compared to the same period in 2008.

Our North America operating segment experienced a decrease in operating income of $9.6 million, or 18% for the six months ended June 30, 2009, compared to the same period of 2008. The decrease in operating income is a result of a decrease in service revenues due to less demand for our services, pricing pressures and additional costs associated with the February 2009 workforce reduction.

Our Europe operating segment experienced a decrease in operating income of $7.1 million, or 18% for the six months ended June 30, 2009, compared to the same period of 2008. The decrease in operating income is a result of direct expenses decreasing 6%, or $3.8 million, compared to a 10%, or $10.9 million decrease in service revenues.

Operating income for our Government Services operating segment decreased 7%, or $0.3 million, for the six months ended June 30, 2009. This is due to an increase in direct expenses associated with Government Services’ project personnel peoplecount increasing 27% compared to the same period in 2008.

Liquidity and Capital Resources

We invest our excess cash predominantly in money market funds, time deposits with maturities of less than or equal to 60 days and other cash equivalents. At June 30, 2009, we had approximately $194.9 million in cash, cash equivalents, restricted cash and marketable securities, compared to $192.6 million at December 31, 2008.

We have deposited approximately $2.3 million with various banks as collateral for letters of credit and performance bonds and have classified this cash as restricted on our consolidated and condensed balance sheet at June 30, 2009.

In our Annual Report on the Form 10-K for the year ended December 31, 2008, in Part II, Item 7 “Liquidity and Capital Resources,” we outlined our contractual obligations. During the three months ended March 31, 2009, we entered into an operating lease for office space in Miami, Florida. The Miami lease is for approximately 20,000 square feet with a term of 33 months ending in December 31, 2011. In the second quarter of 2009, we entered into a new operating lease for office space in London, United Kingdom. The London lease is for approximately 27,000 square feet with a lease term of 15 years. The following table details the additional contractual obligations we have entered into under the two new office leases in Miami and London:

	Payments due by Period
	Less than	1-3	3-5	More than
	One Year	Years	Years	5 Years	Total
	(In thousands)

Operating leases	$549	$2,260	$3,054	$16,937	$22,800

Cash provided by operating activities was $0.9 million for the six months ended June 30, 2009. This resulted from net income of $12.1 million, the addition of $19.2 million, in the aggregate, of non-cash charges and increase in accounts payable of $2.1 million. These increases in operating cash were offset by a decrease in accrued compensation of $21.2 million, an increase in prepaids and other current assets of $3.8 million and increases in accounts receivable and unbilled revenues of $2.7 million and $2.1 million, respectively. In summary, cash provided by operating activities decreased for the six months ended June 30, 2009, compared to the same period in 2008 due to increased volume of a seasonal item in the first quarter of 2009, specifically the payment of prior year bonuses, in addition to decreased net income due to a decrease in service revenues.

Days sales outstanding (“DSO”) is calculated based on actual three months of total revenue and period end receivables, unbilled and deferred revenue balances. DSO increased 22% to 75 days for the first half of 2009 as compared to 61 days in the fourth quarter of 2008. DSO increased compared to the fourth quarter of 2008 as we have experienced delays in payments from customers, particularly in our Europe operating segment. Approximately 62% of our services revenue for the first six months of 2009 was derived from time and materials arrangements as compared to 54% for the fourth quarter of 2008 and 53% for the first six months of 2008. Because of the growing trend in revenue generated from time and materials arrangements and the fact that they are billed one month in arrears, we expect our unbilled revenue balance to increase at the end of a fiscal quarter. We expect our unbilled revenues to be short-term in nature, with a majority being billed within 90 days.

Cash used by investing activities was $0.4 million for the six months ended June 30, 2009. This was due to $3.5 million of purchases of property and equipment and costs of internally developed software. This was offset by $2.3 million of redemptions of a money market fund classified as a marketable security and $0.6 million received on our hedge positions. Cash provided by investing activities decreased significantly compared to the same period in 2008 as the first half of 2008 reflected the beginning of our movement of cash out of marketable securities into cash and cash equivalent accounts, like money market fund deposits. As a result, sales and maturities of marketable securities, net of purchases, were $31.7 million in 2008 compared to $2.3 million in the current period.

Cash provided by financing activities was $0.2 million for the six months ended June 30, 2009, as a result of $0.2 million in proceeds associated with the issuance of treasury stock for stock option exercises. The difference between the financing activities in the current period compared to the same period in 2008 is common stock repurchase activity in the first half of 2008, net of proceeds from the issuance of stock from stock option plans.

Non-cash investing activity of $5.6 million reflects a contingent payment in connection with our DCG acquisition, which is reflected in other current liabilities as of June 30, 2009.

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

We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $3.5 million and various administrative audits, each of which have arisen in the ordinary course of our business. We have an accrual at June 30, 2009, of approximately $0.9 million related to certain of these items. We intend to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that we have previously accrued.

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

Effective April 1, 2009, we adopted FSP SFAS No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with principles presented in SFAS No. 157. FSP SFAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, whether a transaction is distressed, is applicable to all assets and liabilities and will require enhanced disclosures. The adoption of FSP SFAS No. 157-4 did not have a material impact on our financial statements.

Effective April 1, 2009, we adopted FSP SFAS No. 115-2, SFAS 124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2, SFAS 124-2 and EITF 99-20-2”). FSP SFAS No. 115-2, SFAS 124-2 and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. The adoption of FSP SFAS No. 115-2, SFAS 124-2 and EITF 99-20-2 did not have a material impact on our financial statements.

Effective April 1, 2009, we adopted FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB No. 28-1”). FSP SFAS No. 107-1 and APB No. 28-1 amend SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about the fair value of financials in interim as well as in annual financial statements, and APB No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The adoption of FSP SFAS No. 107-1 and APB No. 28-1 did not have a material impact on our financial statements.

Effective May 1, 2009, we adopted SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption did not materially impact our consolidated financial statements. We have evaluated subsequent events through the time that we filed our financial statements on August 6, 2009.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification does not change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact the adoption of SFAS No. 167 will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (“SFAS No. 166). The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires greater transparency of related disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 166 is not expected to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We account for our marketable securities as “available-for-sale” or “trading” securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”) and FSP SFAS No. 115-2, SFAS 124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments. Available-for-sale securities are carried on the balance sheet at fair value. Temporary unrealized gains and losses and other-than-temporary unrealized losses that are not credit losses are reflected in the “accumulated other comprehensive loss” section of our consolidated and condensed balance sheet. Credit losses on debt securities classified as available-for-sale are reflected in the “interest and other income, net” section of our consolidated and condensed statements of operations. Trading securities are carried on the balance sheet at fair value with unrealized gains and losses reflected in the “interest and other income, net” section of our consolidated and condensed statements of operations.

Our marketable securities portfolio, which totals, at par, $20.6 million at June 30, 2009, includes $19.4 million, at par, of ARS, and $1.2 million of a money market fund (the Primary Fund) classified as marketable securities. Our investment in the Primary Fund is classified as available-for-sale securities. At June 30, 2009, our ARS classified as available-for-sale total, at par, $1.5 million and our ARS classified as trading securities total, at par, $17.9 million. At December 31, 2008, our ARS classified as available-for-sale totaled, at par, $1.5 million and our ARS classified as trading securities totaled, at par, $17.9 million. At December 31, 2008, our investment in the Primary Fund and corporate debt securities were classified as available-for-sale securities.

Our total ARS investments, at par, of $19.4 million are from various issuers collateralized by student loans and municipal debt. ARS are securities with long-term contractual maturities but with interest rates that are reset every seven to thirty-five days by auctions. At the end of each reset period, investors can sell or continue to hold the securities at par. As all of our ARS have experienced auction failures since February 2008, it is likely that auction failures will continue. As a result, declines in value of our $17.9 million ARS classified as trading securities are considered other-than-temporary and are recorded in “interest and other income, net” on our consolidated and condensed statements of operations. Credit losses related to the remaining $1.5 million ARS classified as available-for-sale securities are other-than-temporary impairments and recorded in “interest and other income, net.” If in the future we decide to or are compelled to sell the ARS classified as available-for-sale before a successful auction occurs, the impairment not related to credit losses would be reflected in “interest and other income, net.”

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

We may be unable to liquidate our ARS securities, and there is no guarantee UBS will be able to redeem the Put Right on or after June 30, 2010. Should we be unable to liquidate the $17.9 million in ARS investments held with UBS in the future, our lack of access to the underlying value could have a material impact on our income and results in operations. We intend to exercise the Put Right within the two year period prescribed in the offer from UBS if we are unable to liquidate these ARS in the interim. We do not intend to sell the remaining $1.5 million ARS classified as available-for-sale until a successful auction occurs, nor do we believe that we will be required to sell these ARS at less than par before a successful auction occurs.

At June 30, 2009, the par value of our investment in the Primary Fund was $1.2 million. On May 5, 2009, the Securities and Exchange Commission (“SEC”) filed suit seeking an order to distribute the Primary Fund’s remaining assets to investors on a pro rata basis. On June 8, 2009, the U.S. District Court for the Southern District of New York issued an order that set a schedule for its consideration of the SEC’s proposed plan of distribution. We believe that the court’s decision results in our being unable to recover the par value of our investment in the Primary Fund. Consequently, we recorded an impairment of $0.2 million based upon the pro rata distribution percentage set by the court, and applicable to our remaining investment in the Primary Fund as of the date of the court’s decision. While we expect to receive the pro rated portion of our investment in the Primary Fund, we cannot predict when this will occur but we believe that substantially all of the remaining funds will be received within 12 months.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. Should the interest rate fluctuate by 10%, the change in value of our marketable securities would not have been material as of June 30, 2009, and our interest income would have changed by approximately $0.1 million for the three months ended June 30, 2009.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates because a significant portion of our revenues, expenses, assets, and liabilities are denominated in currencies other than the U.S. dollar, primarily the British pound, the euro, the Indian rupee and the Canadian dollar. These exposures may change over time as business practices evolve.

For the three months ended June 30, 2009, approximately 43% of our revenues and approximately 57% of our operating expenses were denominated in foreign currencies, as compared to 45% and 57%, respectively, during the same period in 2008. For the six months ended June 30, 2009, approximately 43% of our revenues and approximately 56% of our operating expenses were denominated in foreign currencies, as compared to 43% and 57%, respectively, during the same period in 2008. In addition, 52% and 47% of our assets and liabilities, respectively, were subject to foreign currency exchange fluctuations at June 30, 2009, as compared to 47% for both assets and liabilities at December 31, 2008. We also have assets and liabilities in certain entities that are denominated in currencies other than the entity’s functional currency.

Approximately 13% of our operating expenses for the three and six months ended June 30, 2009, were denominated in Indian rupees. Because we have minimal associated revenues in Indian rupees, any movement in the exchange rate between the U.S. dollar and the Indian rupee has a significant impact on our operating expenses and operating profit. Approximately 17% of our service revenues for the three and six months ended June 30, 2009, are denominated in the British pound. Any movement in the exchange rate between the U.S. dollar and the British pound has a significant impact on our revenues and operating income. We manage foreign exchange exposure through a risk management program that partially mitigates our exposure to operating expenses denominated in the Indian rupee and revenues denominated in the British pound, and that includes the use of derivative financial instruments which are not designated as accounting hedges under SFAS No. 133. As of June 30, 2009, we had option contracts outstanding in the notional amount of approximately $17.6 million ($11.0 million for our Indian rupee contracts and $6.6 million for our British pound contracts). Because these instruments are option collars that are settled on a net basis with the bank, we have not recorded the gross underlying notional amounts in our assets and liabilities as of June 30, 2009. For the three months ended June 30, 2009, we recognized $0.3 million in unrealized losses and our realized gains were not material. We recognized $0.5 in realized losses on these instruments for the same period in 2008 and our unrealized gains/losses were not material. For the six months ended June 30, 2009, we recognized $0.1 million in realized gains and $0.5 million in unrealized losses. We recognized $0.5 million in realized losses during the same period in 2008 and realized gains for that period were not material.

We also performed a sensitivity analysis of the possible loss that could be incurred on these contracts as a result of movements in the Indian rupee. Changes of 10%, 15% and 20% of the underlying average exchange rate of our unsettled Indian rupee positions as of June 30, 2009, would result in maximum losses on these positions of $0.8 million, $1.2 million, and $1.7 million, respectively. Changes of 10%, 15% and 20% of the underlying average exchange rate of our unsettled British pound positions as of June 30, 2009, would result in maximum losses on these positions of $0.2 million, $0.3 million, and $0.4 million, respectively. Positions expire in July and August of 2009 and therefore, any losses in respect to these positions after June 30, 2009, would be recognized in the three months ending September 30, 2009.

For additional quantitative and qualitative disclosures about market risk affecting Sapient, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness, as of June 30, 2009, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on our evaluation our CEO and CFO have concluded that our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the six months ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims that have arisen in the course of our business and that have not been fully adjudicated in which the damages claimed under such actions, in the aggregate, total approximately $3.5 million as of June 30, 2009. We have accrued at June 30, 2009, approximately $0.9 million related to certain of these items. We intend to defend these matters vigorously, however, the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that we have accrued.

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

The market for our consulting services and the technologies used in our solutions historically has tended to fluctuate with economic cycles — particularly those cycles in the United States and Europe, where we earn the majority of our revenues. During economic cycles in which many companies are experiencing financial difficulties or uncertainty, clients and potential clients may cancel or delay spending on marketing, technology and other business initiatives. Our efforts to down-size, when necessary, in a manner intended to mirror downturned economic conditions could be delayed and costly. A downturn could result in a reduced demand for our services, project cancellations or delays, lower revenues and operating margins resulting from price reduction pressures for our services, and payment and collection issues with our clients. Any of these events could materially and adversely impact our business, financial condition and results of operations.

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

We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international service revenues were $125.0 million for the six months ended June 30, 2009. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues and receivables, purchases, payroll and investments. We also have a significant amount of foreign currency operating income and net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk because we incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. While we have entered into foreign currency offsetting option positions that allow the Company partially to hedge certain short-term translation exposures in Indian rupee and British pound sterling currency, and may in the future enter into foreign currency exchanges swaps and purchases as well as sales of foreign currency options, we will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge foreign currencies. There is no guarantee that such hedging activity will be effective or that our financial condition will not be negatively impacted by the currency exchange rate fluctuations of the Indian rupee versus the U.S. dollar. Costs for our delivery of services, including labor, could increase as a result of the decrease in value of the U.S. dollar against the Indian rupee, affecting our reported results.

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

Our marketable securities portfolio, which totaled, at par, $20.6 million at June 30, 2009, included ARS investments with a par value of $19.4 million from various issuers collateralized by student loans and municipal debt. ARS investments are principally investments with long-term contractual maturities but with interest rates that are reset every seven to thirty-five days by auctions. At the end of each reset period, investors can sell or continue to hold the securities at par. On February 13, 2008, certain ARS investments that we held experienced failed auctions that limited the liquidity of these investments. Due to our inability to sell these securities at auction since February 13, 2008, on November 5, 2008, we accepted an offer from UBS AG (“UBS”), one of our investment brokers through whom we purchased $17.9 million of our ARS, that grants us the right to sell to UBS $17.9 million of our total $19.4 million ARS position, at par, at any time during a two-year period beginning June 30, 2010 (the “Put Right”).

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

Approximately 38% of our projects are based on fixed-price contracts, rather than contracts in which payment to us is determined on a time and materials, or other basis. Our failure to estimate accurately the resources and schedule required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We are consistently entering into contracts for large projects that magnify this risk. We have been required to commit unanticipated additional resources to complete projects in the past, which has occasionally resulted in losses on those contracts. We will likely experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the project engagement, which could result in a fixed price that is too low. Therefore, any changes from our original estimates could adversely affect our business, financial condition and results of operations.

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

Jerry A. Greenberg, our former Co-Chairman of the Board of Directors and Chief Executive Officer of the Company, and J. Stuart Moore, our former Co-Chairman of the Board of Directors and Co-Chief Executive Officer and current member of our Board of Directors, own, in the aggregate, approximately 22% of our outstanding common stock as of July 31, 2009. As a result, they have the ability to substantially influence and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.

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

At our Annual Meeting of Stockholders held on June 4, 2009, the following proposals were adopted by the votes specified below:

1. The election of James M. Benson, Hermann Buerger, Darius W. Gaskins, Jr., Alan J. Herrick, J. Stuart Moore, Bruce D. Parker, Ashok Shah and Vijay Singal as Directors to serve until the 2010 Annual Meeting of Stockholders. The vote totals for the Director Nominees were as follows:

Name	Votes For	Votes Withheld

James M. Benson	113,024,243	5,540,510
Hermann Buerger	117,969,436	595,317
Darius W. Gaskins, Jr.	117,863,286	701,467
Alan J. Herrick	117,477,224	1,087,529
J. Stuart Moore	117,891,034	673,719
Bruce D. Parker	116,435,574	2,129,179
Ashok Shah	117,978,010	586,743
Vijay Singal	117,982,263	582,490

2. The ratification of the selection of PricewaterhouseCoopers LLP as independent auditors of the Company. For this proposal, the vote totals were as follows:

Shares

Votes for	117,495,602
Votes against	636,715
Abstain	432,435

Item 5.	Other Information

On August 6, 2009, the Company and its President and Chief Executive Officer, Alan J. Herrick, entered into an amendment (the “Amendment”) to the letter agreement dated July 18, 2007 by and between the Company and Mr. Herrick (the “Employment Agreement”). The Employment Agreement was filed as an exhibit to the Company’s Form 10-Q for the period ended September 30, 2007.

The Amendment provides that certain post-termination severance benefits (described in the Employment Agreement) that Mr. Herrick will receive if the Company opts not to renew the Employment Agreement at the end of its initial three-year term will also be provided to Mr. Herrick if the Company does not renew the Employment Agreement at the end of a subsequent renewal term.

Additionally, the Amendment adds language to the Employment Agreement regarding payment timing rules applicable to certain categories of payments under Internal Revenue Code Section 409A.

SAPIENT CORPORATION

PART II. OTHER INFORMATION

Item 6.	Exhibits

3.1		Second Amended and Restated Certificate of Incorporation(1)
3.2		Amended and Restated Bylaws(2)
4.1		Specimen Certificate for Shares of Common Stock, $.01 par value, of the Company(3)
10	.1*	Amendment to Alan J. Herrick Employment Agreement
31	.1*	Certification of Alan J. Herrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Alan J. Herrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits filed herewith.

(1)	Incorporated herein by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 000-28074).

(2)	Incorporated herein by reference to the Company’s Form 8-K, filed February 10, 2009.

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-12671).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Alan J. Herrick Alan J. Herrick	President and Chief Executive Officer (Principal Executive Officer)	August 6, 2009

/s/ Joseph S. Tibbetts, Jr. Joseph S. Tibbetts, Jr.	Chief Financial Officer (Principal Financial Officer)	August 6, 2009