Form 10-Q
period 2009-09-30
SAPIENT CORP
filed 2009-11-05
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2009

Common Stock, $0.01 par value per share	132,671,823 shares

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
	(Unaudited)
	(In thousands, except per
	share and share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$175,669	$169,340
Marketable securities, current portion	16,180	3,462
Restricted cash, current portion	390	372
Accounts receivable, less allowance for doubtful accounts of $1,401 and $395 at September 30, 2009 and December 31, 2008, respectively	93,443	88,930
Unbilled revenues	49,076	43,665
Prepaid expenses and other current assets	35,828	20,223

Total current assets	370,586	325,992
Marketable securities, net of current portion	1,362	17,267
Restricted cash, net of current portion	2,319	2,139
Property and equipment, net	30,644	32,397
Purchased intangible assets, net	24,749	9,644
Goodwill	75,996	51,711
Other assets	11,736	13,120

Total assets	$517,392	$452,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,188	$6,977
Accrued compensation	44,189	55,605
Accrued restructuring costs, current portion	4,360	3,123
Deferred revenues, current portion	15,266	15,143
Other current accrued liabilities	58,509	47,082

Total current liabilities	141,512	127,930
Accrued restructuring costs, net of current portion	3,817	4,799
Deferred revenues, net of current portion	72	289
Other long-term liabilities	22,391	17,305

Total liabilities	167,792	150,323

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at September 30, 2009, and December 31, 2008	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 133,048,261 and 131,785,758 shares issued at September 30, 2009, and December 31, 2008, respectively	1,330	1,318
Additional paid-in capital	579,454	580,936
Treasury stock, at cost, 444,418 and 5,239,006 shares at September 30, 2009, and December 31, 2008, respectively	(2,316)	(24,165)
Accumulated other comprehensive loss	(15,288)	(24,535)
Accumulated deficit	(213,580)	(231,607)

Total stockholders’ equity	349,600	301,947

Total liabilities and stockholders’ equity	$517,392	$452,270

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)

Revenues:
Service revenues	$165,541	$177,671	$455,434	$497,728
Reimbursable expenses	6,919	6,449	19,942	17,250

Total gross revenues	172,460	184,120	475,376	514,978

Operating expenses:
Project personnel expenses	114,219	114,031	316,336	331,612
Reimbursable expenses	6,919	6,449	19,942	17,250

Total project personnel expenses and reimbursable expenses	121,138	120,480	336,278	348,862
Selling and marketing expenses	8,055	8,659	22,471	30,010
General and administrative expenses	30,207	33,462	84,325	95,658
Restructuring and other related charges	2,518	92	4,821	99
Amortization of purchased intangible assets	1,681	732	3,446	1,692
Acquisition costs and other related charges	1,110	—	2,783	—

Total operating expenses	164,709	163,425	454,124	476,321

Income from operations	7,751	20,695	21,252	38,657
Interest and other income, net	652	1,450	2,467	5,804

Income before income taxes	8,403	22,145	23,719	44,461
Provision for income taxes	2,470	4,078	5,692	7,704

Net income	$5,933	$18,067	$18,027	$36,757

Basic net income per share	$0.05	$0.14	$0.14	$0.29

Diluted net income per share	$0.04	$0.14	$0.14	$0.28

Weighted average common shares	128,582	125,835	127,530	125,803
Weighted average dilutive common share equivalents	6,739	4,278	4,185	3,432

Weighted average common shares and dilutive common share equivalents	135,321	130,113	131,715	129,235

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$18,027	$36,757
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss recognized on disposition of fixed assets	(42)	104
Unrealized loss on hedge positions	61	956
Unrealized gain on investments	(103)	—
Depreciation expense	12,035	13,214
Amortization of purchased intangible assets	3,446	1,692
Deferred income taxes	1,702	129
Provision for allowance for doubtful accounts, net	829	108
Stock-based compensation expense	10,928	13,337
Changes in operating assets and liabilities:
Accounts receivable	8,681	(9,776)
Unbilled revenues	(3,226)	(15,747)
Prepaid expenses and other current assets	(12,770)	(3,603)
Other assets	1,085	(469)
Accounts payable	3,680	1,876
Accrued compensation	(21,076)	(1,427)
Accrued restructuring costs	242	(2,590)
Deferred revenues	(838)	3,093
Other accrued liabilities	(5,898)	7,994
Other long-term liabilities	954	2,714

Net cash provided by operating activities	17,717	48,362

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(14,169)	(23,517)
Cash received for sale of discontinued operations	—	720
Purchases of property and equipment and internally developed software	(6,930)	(14,130)
Sales and maturities of marketable securities	3,796	43,564
Purchases of marketable securities	—	(8,330)
Designation of cash equivalent to short-term investment	—	(11,626)
Cash received on hedge positions	298	—
Change in restricted cash	(130)	(904)

Net cash used in investing activities	(17,135)	(14,223)

Cash flows from financing activities:
Principal payments under capital lease obligations	(8)	(55)
Repayment of bank loan	—	(1,364)
Proceeds from stock option and purchase plans	911	6,095
Repurchases of common stock	—	(9,902)

Net cash provided by (used in) financing activities	903	(5,226)

Effect of exchange rate changes on cash and cash equivalents	4,844	(12,498)

Increase in cash and cash equivalents	6,329	16,415
Cash and cash equivalents, at beginning of period	169,340	118,697

Cash and cash equivalents, at end of period	$175,669	$135,112

Supplemental Cash Flow Information:
Non-cash investing transactions:
Consideration associated with acquisition of Derivatives Consulting Group Limited	$2,363	$2,254

Issuance of common stock associated with acquisition of Nitro Ltd.	$11,800	$—

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Reclassifications have been made to the interim 2008 segment information (Note 10) to conform to current period presentation. Beginning in 2008 the management of certain general and administrative expenses were moved from the operating segments to the corporate level. As a result, certain general and administrative expenses have been reclassified to centrally managed functions from operating expenses allocable to operating segments. Please see Note 10, Segment Information, for a reconciliation of current presentation to prior reported segment information.

Unless the context requires otherwise, references in this Quarterly Report to “Sapient,” “the Company,” “we,” “us” or “our” refer to Sapient Corporation and its consolidated subsidiaries.

2.	Acquisitions

On July 1, 2009 the Company completed its acquisition of Nitro Ltd. (“Nitro”), a global advertising network. Nitro operates across North America, Europe, Australia and Asia. The acquisition added approximately 300 employees. The Company acquired Nitro to leverage Nitro’s traditional advertising services with the Company’s digital commerce and marketing technology services. Nitro’s results of operations are reflected in the Company’s consolidated and condensed statements of operations as of July 1, 2009.

The purchase price, net of cash acquired, was $31.0 million for the acquisition of 100% of Nitro’s transferred outstanding shares. The $31.0 million consisted of $11.1 million in cash, net of cash acquired, deferred consideration with an estimated fair value of $8.1 million and the issuance of 3.3 million shares of restricted common stock valued at $11.8 million. The value of common stock was determined as $6.27 per share, the value of the Company’s common stock on the acquisition date, less $8.7 million. The $8.7 million reduction in the purchase price reflects the impact of the selling restrictions on the fair value of the shares of $7.1 million. The remaining $1.6 million reduction reflects the value of shares transferred as consideration that are also tied to the seller’s continued employment. The $1.6 million will be accounted for as compensation expense over the associated vesting period.

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

The acquisition of Nitro has been accounted for as a business combination using the acquisition method. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach based on estimates provided by management. The excess of purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price is based upon a valuation of certain assets and liabilities acquired. The purchase price allocation was as follows (in thousands):

Amount

Cash	$3,290
Accounts receivable	10,956
Other current assets	2,790
Property and equipment	2,281
Indentifiable intangible assets	18,000
Goodwill	16,943

Total assets acquired	54,260

Accounts payable, accrued expenses and other current liabilities	(16,912)
Deferred revenues	(416)
Deferred tax liability	(1,379)
Other long term liabilities	(1,312)

Total liabilities assumed	(20,019)

Total allocation of purchase price consideration	$34,241

Less: cash acquired	(3,290)

Total purchase price, net of cash acquired	$30,951

Included in other current assets is the estimated fair value of indemnification assets totaling $1.3 million. These assets reflect amounts due from the seller of Nitro as a result of representations and warranties made in the stock purchase agreement. Deferred consideration reflects $8.3 million of cash consideration, $4.9 million which was paid in October of 2009, and $3.4 million due in the first half of 2010. Other long-term liabilities reflect an acquired obligation to pay $1.6 million in equal installments over the next four years. Using a discounted cash flow model, these liabilities’ estimated fair values as of the acquisition date were $8.1 million and $1.3 million, respectively. Total net tangible assets consist of the fair value of tangible assets acquired less the fair value of assumed liabilities. Except for accounts receivable, leases, other long term liabilities and deferred taxes, net tangible assets were valued at the respective carrying amounts recorded by Nitro as the Company believes that their carrying value amounts approximate their fair value at the acquisition date.

The purchase price allocation resulted in $16.9 million that exceeded the estimated fair value of tangible and intangible assets and liabilities, which was allocated to goodwill. The Company believes the resulting amount of goodwill reflects its expectations of the synergistic benefits of being able to leverage Nitro’s traditional advertising expertise with the Company’s own digital commerce and marketing technology services to provide an integrated advertising service to both the Company’s existing customer base and Nitro’s customer base. See Note 12 for the allocation of goodwill to the Company’s segments. The following table reflects the estimated fair values and useful lives of intangible assets acquired (in thousands):

		Weighted
		Average Useful
	Amount	Life (in years)

Customer relationships	$10,100	7
Non-compete agreements	5,600	5
Tradename	2,300	5

Identifiable intangible assets	$18,000

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

The useful lives of these intangible assets were based upon the pattern in which economic benefits related to such assets are expected to be realized and will be amortized on a basis reflecting that economic pattern. The goodwill and intangible assets acquired are not deductible for tax purposes.

Nitro can also receive additional consideration of up to $3.0 million, which is contingent on certain financial performance conditions during the twelve month period from October 1, 2009, to September 30, 2010, and is payable in either cash or stock at the Company’s discretion. Using an expected discounted cash flow method based on estimates provided by Nitro management, the Company does not believe Nitro will achieve the prescribed performance targets and as a result did not record a liability as of the acquisition date and as of September 30, 2009. The Company will continue to assess the probability of Nitro achieving this contingent consideration and any subsequent changes in the estimated fair value will be reflected in earnings. Furthermore, if Nitro’s financial performance does not meet certain revenue thresholds, the Company can claw-back shares from the seller. As of the acquisition date and September 30, 2009 the Company determined that Nitro’s financial performance will not fall below the prescribed target and has not recorded an asset for this contingency.

Pursuant to adopting the acquisition method of accounting for business combinations in 2009 the Company has recognized acquisition costs and other related charges of $1.1 million and $2.8 million for the three and nine months ended September 30, 2009, respectively. The majority of these costs were as a result of the Nitro acquisition. These costs include expenses associated with third-party professional services incurred related to the evaluation process of completed and potential acquisition opportunities.

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

The following unaudited, pro forma information assumes the Nitro acquisition occurred at the beginning of the periods presented (in thousands, except per share amounts):

	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,
	2008	2009	2008
	(unaudited)

Service revenues	$191,720	$479,739	$539,875

Net income	$18,169	$12,264	$37,068

Basic net income per share	$0.14	$0.10	$0.29

Diluted net income per share	$0.14	$0.09	$0.28

On August 6, 2008 the Company acquired 100% of the outstanding shares of Derivatives Consulting Group Limited (“DCG”). Aggregate initial consideration for the acquisition totaled $31.3 million, which consisted of: (i) cash consideration of $21.9 million, (ii) stock consideration of 307,892 shares, issued on the acquisition date, valued at $2.3 million, (iii) deferred stock consideration of 615,784 shares, valued at $4.5 million, which will be issued 18 months after the acquisition date, and (iv) transaction costs of $2.6 million. Pursuant to the agreement, DCG could earn additional consideration subject to DCG achieving certain operating objectives in years one, two and three following the acquisition date. On March 31, 2009 the year one operating objectives were partially achieved. Accordingly, the Company determined the amount of contingent consideration earned as a result of DCG’s performance as of September 30, 2009, as approximately $5.6 million. This amount was recorded as an increase to goodwill. The consideration was paid in stock, with a fair value of $2.4 million (312,000 shares at $7.56 per share, the value of the Company’s stock on date of issuance) and $3.2 million in cash. The maximum potential future consideration, to be resolved over the next two years, is $19.1 million (approximately £12.0 million at the September 30, 2009, exchange rate), payable

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

in common stock. As DCG was completed in 2008 it is accounted for as a business combination under the purchase method. Accordingly, any future contingent consideration payments will result in an increase in goodwill at the time the contingent consideration is earned.

During the first quarter of 2009 the Company finalized an integration plan for DCG, which was initiated at the date of acquisition, which resulted in the termination of certain employees. The total cost of this plan was $0.5 million, which is for employee severance costs. The total cost of $0.5 million was recorded as an increase to goodwill and accrued in other current liabilities, and as of September 30, 2009, $0.3 million remains accrued. The Company expects to pay all of the costs by the end of the first quarter in 2010.

The following unaudited, pro forma information for the three and nine months ended September 30, 2008 assumes the DCG acquisition occurred at the beginning of the periods presented (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2008	2008
	(unaudited)

Service revenues	$181,627	$522,308

Net income	$18,380	$37,147

Basic net income per share	$0.15	$0.29

Diluted net income per share	$0.14	$0.29

3.	Marketable Securities, Put Right and Fair Value Disclosures

Marketable Securities and the Put Right

The Company accounts for its marketable securities as “available-for-sale” or “trading” securities. Available-for-sale securities are carried on the balance sheet at fair value. Unrealized gains and losses on available-for-sale securities, excluding credit losses, are reflected in the “accumulated other comprehensive loss” section of the Company’s consolidated and condensed balance sheet. Credit losses on debt securities classified as available-for-sale are reflected in the “interest and other income, net” section of the Company’s consolidated and condensed statements of operations. Trading securities are carried on the balance sheet at fair value with unrealized gains and losses reflected in the “interest and other income, net” section of the Company’s consolidated and condensed statements of operations.

At September 30, 2009 the estimated fair value of the Company’s marketable securities classified as available-for-sale securities and trading securities were $2.3 million and $15.2 million, respectively. At December 31, 2008, the estimated fair value of the Company’s marketable securities classified as available-for-sale securities and trading securities were $4.8 million and $15.9 million, respectively. The Company sold, at amortized cost, $1.5 million of auction rate securities (“ARS”) classified as trading securities during the three months ended September 30, 2009.

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the Company’s marketable securities:

	Available-for-Sale Securities as of September 30, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)

Long-term:
Auction rate securities	$1,500	$—	$(138)	$1,362
Short-term:
Money market fund deposits	1,166	—	(186)	980

Total	$2,666	$—	$(324)	$2,342

	Trading Securities as of September 30, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)

Short-term:
Auction rate securities	$16,425	$—	$(1,225)	$15,200

	Available-for-Sale Securities as of December 31, 2008
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)

Long-term:
Auction rate securities	$1,500	$—	$(157)	$1,343
Short-term:
Corporate debt securities	1,003	—	(1)	1,002
Money market fund deposits	2,460	—	—	2,460

Total	$4,963	$—	$(158)	$4,805

	Trading Securities as of December 31, 2008
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)

Long-term:
Auction rate securities	$17,925	$—	$(2,001)	$15,924

The Company’s available-for-sale securities consist of debt securities, that comprise ARS, and an equity security, that comprise an investment in The Reserve Primary Fund (“Primary Fund”), a money market fund that suspended redemptions and is in the process of being liquidated. The Company’s trading securities comprise ARS. As of September 30, 2009 the Company’s ARS, both available-for-sale and trading securities, have been in an unrealized loss position for more than twelve months.

As the Company’s ARS have experienced failed auctions since February 2008 that have limited the liquidity of these investments, there has been no active market for the ARS investments the Company holds. Consequently, no quoted prices and little observable market data were available for the Company to determine the fair value of these investments as of September 30, 2009. Due to the lack of quoted prices and observable market data, the Company has estimated the fair value of these ARS using a discounted cash flow analysis that considers the following key inputs: (i) the underlying structure of each investment, (ii) the probability of passed or failed auctions at various points in the future, (iii) the timing of expected future principal payments,

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

and (iv) discount rates that are believed to reflect current market conditions and the relevant risk associated with each investment.

As a result of the discounted cash flow analysis, the Company has assessed that the fair value of its ARS classified as available-for-sale securities is $138,000 less than their amortized cost at September 30, 2009, compared to $157,000 less than par value at December 31, 2008. The Company has recorded the change in valuation not related to credit losses, a gain of $39,000, in the “accumulated other comprehensive loss” section on its consolidated and condensed balance sheet. The decrease in fair value related to cumulative credit losses of $20,000 has been recorded in the “interest and other income, net” section of the Company’s consolidated and condensed statements of operations. The Company does not intend to sell its ARS classified as available-for-sale until a successful auction occurs and these ARS investments are liquidated at amortized cost, nor does the Company expect to be required to sell these ARS before a successful auction occurs. As a result, the other-than-temporary loss that is not related to credit loss is reflected in “accumulated other comprehensive loss.”

At September 30, 2009 the amortized cost of the Company’s investment in the Primary Fund was $1.2 million. On May 5, 2009 the Securities and Exchange Commission (“SEC”) filed suit seeking an order to distribute the Primary Fund’s remaining assets to investors on a pro rata basis. On June 8, 2009 the U.S. District Court for the Southern District of New York issued an order that set a schedule for its consideration of the SEC’s proposed plan of distribution. The Company believes that the court’s decision results in the Company being unable to recover the par value of its investment in the Primary Fund. Consequently, the Company has recorded an impairment of $0.2 million based upon the pro rata distribution percentage set by the court and applicable to the Company’s remaining investment in the Primary Fund as of the date of the court’s decision. While the Company expects to receive the pro rated portion of its investment in the Primary Fund, it cannot predict when this will occur but believes that substantially all of the remaining funds will be received within 12 months. The Company received a $0.2 million redemption in October 2009.

The following table reconciles the total other-than-temporary impairment losses to other-than-temporary losses reflected in earnings for the three and nine months ended September 30, 2009 and 2008 for the Company’s available-for-sale securities (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2009	2009

Total other-than-temporary losses	$—	$(324)
Less: portion of loss recognized in other comprehensive loss	—	119

Net impairment losses recognized in earnings	$—	$(205)

The Company believes the fair value of its ARS classified as trading securities is $1.2 million less than their amortized cost. The Company has recorded the change in this other-than-temporary impairment, a gain of $0.8 million compared to its valuation as of December 31, 2008 in “interest and other income, net.” All of the Company’s ARS classified as trading securities are held with UBS AG (“UBS”), one of the Company’s brokers. On November 5, 2008 the Company accepted an offer from UBS, the firm through which the ARS were purchased, which provides the Company with rights (the “Put Right”) to sell UBS its ARS investments at par at any time during a two-year period beginning June 30, 2010. In addition, UBS has agreed to provide the Company a no net cost loan equal to 75% of the market value of the Company’s ARS positions with UBS should the Company desire to do so before June 30, 2010. Before accepting the Put Right, the Company had the intent and ability to hold these securities until a successful auction or another liquidating event occurred and had previously recognized the unrealized loss as a temporary impairment and recorded the decline in value in “other comprehensive loss.” The Put Right was measured at its fair value and changes in fair value of the Put Right have been reflected in earnings. The Company recorded the change in the fair value of the Put

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

Right, a loss of $0.5 million compared to its valuation as of December 31, 2008 in the “interest and other income, net” section of its consolidated and condensed statement of operations. The Put Right represents the right to sell the corresponding ARS back to UBS at amortized cost beginning June 30, 2010 and has been classified as a short-term asset in the Company’s consolidated and condensed balance sheets. As part of assessing the fair value of the Put Right in future periods, the Company will continue to assess the economic ability of UBS to meet its obligation under the Put Right.

Actual maturities of our marketable securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Gross realized gains and losses on the sale of securities are calculated using the specific identification method, and were not material to the Company’s operations for the three and nine months ended September 30, 2009 and 2008.

Fair Value Disclosures

The Company accounts for certain assets and liabilities at fair value. The following tables represent the Company’s fair value hierarchy for its cash equivalents, marketable securities, foreign exchange option contracts and acquired assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Auction rate securities	$—	$—	$16,561	$16,561
Put Right	—	—	1,226	1,226
Bank time deposits	—	48,718	—	48,718
Foreign exchange option contracts, net	—	214	—	214
Money market fund deposits	49,756	—	980	50,736
Indemnification assets acquired	—	—	1,945	1,945

Total	$49,756	$48,932	$20,712	$119,400

	Level 1	Level 2	Level 3	Total

Liabilities:
Deferred consideration acquired	$—	$—	$8,880	$8,880
Other long-term liabilities acquired	—	—	1,268	1,268

Total	$—	$—	$10,148	$10,148

Level 1 assets consist of money market fund deposits that are traded in an active market with sufficient volume and frequency of transactions. The fair value of these assets was determined from quoted prices in active markets for identical assets.

Level 2 assets consist of bank time deposits and foreign exchange option contracts. The fair value of these assets was determined from inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 assets consist of ARS investments structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can continue to hold the investments at par or sell the securities at auction provided there are willing buyers to make the auction successful. The ARS

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

investments the Company holds are collateralized by student loans and municipal debt and, as noted above, have experienced failed auctions since February 2008. Level 3 assets also include the Put Right, the Company’s investment in the Primary Fund and the following assumed, non-financial assets and liabilities as a result of the Nitro acquisition: (i) indemnification assets, (ii) deferred consideration and (iii) a long-term obligation.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets, which comprise ARS, the Put Right and the Primary Fund, measured on a recurring basis for the nine months ended September 30, 2009:

Level 3 Inputs
(In thousands)

Balance at December 31, 2008	$21,418
Transfers into Level 3	—
Unrealized gain included in accumulated other comprehensive loss	39
Unrealized loss included in interest and other income, net	(669)
Unrealized gain included in interest and other income, net	775
Net maturities, purchases and sales	(2,796)

Balance at September 30, 2009	$18,767

The Company’s non-financial assets and liabilities that are measured at fair value on a non-recurring basis did not impact its financial position or results of operations; however, they could have an impact in future periods. The Company may have additional disclosure requirements in the event an impairment of these assets occurs in a future period.

During the three months ended September 30, 2009 the Company acquired fixed assets, identifiable intangible assets and goodwill as a result of the Nitro acquisition. The estimated fair values of these long-lived assets were measured using Level 1, Level 3 and Level 3 inputs, respectively. Please see Note 2, Acquisitions, for the estimated fair values and the method used to derive them.

Included in the Company’s cash and cash equivalents balance of $175.7 million as of September 30, 2009, were $48.7 million of time deposits with maturities of less than or equal to 60 days and money market fund deposits of $49.8 million. Included in the Company’s cash and cash equivalents balance of $169.3 million as of December 31, 2008 were $22.7 million of time deposits with maturities of less than or equal to 60 days and money market fund deposits of $80.6 million.

4.	Stock-Based Compensation

The Company recognizes the fair value of stock-based awards as stock-based compensation expense, net of a forfeiture rate, for only those shares expected to vest on a straight-line basis over the requisite service period of the award when the only condition to vesting is continued employment. If vesting is subject to a market or performance condition, vesting is based on the derived service period. The Company estimates its forfeiture rate based on its historical experience. The Company uses the Black-Scholes valuation model for estimating the fair value of the stock options granted. The fair value per share of restricted stock unit (“RSU”) awards is equal to the quoted market price of the Company’s common stock on the date of grant. Any awards with market-based vesting criteria are valued using a lattice model.

The Company recorded $3.8 million and $4.4 million of stock-based compensation expense in the accompanying consolidated and condensed statements of operations for the three months ended September 30, 2009 and 2008, respectively, and $10.9 million and $13.3 million for the nine months ended September 30, 2009 and 2008, respectively.

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

Project personnel expenses, selling and marketing expenses and general and administrative expenses appearing in the consolidated and condensed statements of operations include the following stock-based compensation amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Project personnel expenses	$2,130	$1,927	$6,138	$5,948

Selling and marketing expenses	$305	$1,134	$1,128	$3,182

General and administrative expenses	$1,347	$1,387	$3,662	$4,207

Stock-based compensation expense capitalized related to individuals working on internally developed software was not material for the three and nine months ended September 30, 2009 and 2008.

The following table summarizes activity relating to stock options under all stock option plans for the nine months ended September 30, 2009:

		Weighted
		Average
		Exercise
	Shares	Price
	(In thousands)

Outstanding as of December 31, 2008	7,323	$13.72
Options exercised	(288)	$3.15
Options forfeited/cancelled	(751)	$14.65

Outstanding as of September 30, 2009	6,284	$14.10

Vested and expected to vest as of September 30, 2009	6,283	$14.10

Options exercisable as of September 30, 2009	6,271	$14.11

Aggregate intrinsic value of outstanding	$13,450
Aggregate intrinsic value of vested and expected to vest	$13,448
Aggregate intrinsic value of exerciseable	$13,417

The aggregate intrinsic value of stock options exercised in the nine months ended September 30, 2009 and 2008 was $1.0 million and $4.6 million, respectively, determined at the date of exercise.

As of September 30, 2009 there remained less than $0.1 million of compensation expense, net of estimated forfeitures related to non-vested stock options, to be recognized as expense over a weighted average period of 0.6 years.

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

The table below summarizes activity relating to RSUs for the nine months ended September 30, 2009:

	Number of Shares	Weighted
	Underlying	Average Grant
	Restricted Units	Date Fair Value
	(In thousands)

Unvested as of December 31, 2008	6,234	$6.30
Restricted units granted	3,066	$6.00
Restricted units vested	(2,276)	$6.28
Restricted units forfeited/cancelled	(202)	$6.43

Unvested as of September 30, 2009	6,822	$6.16

Expected to vest as of September 30, 2009	6,165	$6.16

The weighted average grant date fair value of RSUs granted for the nine months ended September 30, 2009 and 2008 was $6.00 and $6.55 per share, respectively. The aggregate intrinsic value of the RSUs vested in the nine months ended September 30, 2009 and 2008 was $14.3 million and $6.0 million, respectively. The intrinsic value of the non-vested RSUs, net of forfeitures, as of September 30, 2009, was $42.1 million. As of September 30, 2009 there remained $34.3 million of compensation expense related to non-vested RSUs to be recognized as expense over a weighted average period of 2.8 years.

5.	Net Income Per Share

The following information presents the Company’s computation of basic and diluted net income per share for the periods presented in the consolidated and condensed statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)

Net income	$5,933	$18,067	$18,027	$36,757
Basic net income per share:
Weighted average common shares outstanding	128,582	125,835	127,530	125,803

Basic net income per share	$0.05	$0.14	$0.14	$0.29

Diluted net income per share:
Weighted average common shares outstanding	128,582	125,835	127,530	125,803
Weighted average dilutive common share equivalents	6,739	4,278	4,185	3,432

Weighted average common shares and dilutive common share equivalents	135,321	130,113	131,715	129,235

Diluted net income per share	$0.04	$0.14	$0.14	$0.28

Anti-dilutive options and share based awards not included in the calculation	3,416	5,560	5,589	5,388

Included in weighted average dilutive common share equivalents for the three and nine months ended September 30, 2009, are 615,784 shares, which are deferred consideration for the DCG acquisition, and 2,348,946 contingent shares as a result of the Nitro acquisition.

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

6.	Commitments and Contingencies

The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims that have arisen in the course of its business and that have not been fully adjudicated in which the damages claimed under such actions, in the aggregate, total approximately $3.1 million as of September 30, 2009. The Company has accrued at September 30, 2009 approximately $0.5 million related to certain of these items. The Company intends to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has accrued.

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

In March 2009 the Company signed an operating lease for office space in Miami, Florida. The Miami lease is for approximately 20,000 square feet with a term of 33 months, ending December 31, 2011. In the second quarter of 2009 the Company signed an operating lease for office space in London, United Kingdom.

The London lease is for approximately 27,000 square feet with a term of up to 15 years. The additional rental commitments under the London and Miami lease agreements are as follows:

Total
(In thousands)

2009	$549
2010	824
2011	1,436
2012	1,527
2013	1,527
Thereafter	16,937

Total	$22,800

Lease obligations assumed in the Nitro acquisition were not material.

7.	Restructuring and Other Related Charges

2009 — Restructure Event

In February 2009 in response to the impact of current global economic conditions on its demand environment, the Company implemented a restructuring plan to reduce its peoplecount during the first quarter of 2009. For the nine months ended September 30, 2009 392 employees were terminated in connection with this restructuring plan and the Company recorded restructuring charges of $2.0 million in its consolidated and condensed statements of operations. These charges consisted of $1.9 million in employee cash severance payments and the remaining charges consisted of outplacement assistance fees and other associated costs. Of the $2.0 million restructuring charge, $1.8 million was recorded to the Company’s North America operating segment. The remaining charges were not recorded to a segment because they impacted areas of the business that supported the business units and are reflected in “Reconciling Items” in Note 10, Segment Information.

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table shows activity during the nine months ended September 30, 2009 related to the 2009 restructuring event:

Workforce
(In thousands)

2009 provision	$1,958
Cash utilized	(1,958)

Balance, September 30, 2009	$—

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

For the nine months ended September 30, 2009 the Company recorded net restructuring and other related charges of approximately $2.8 million in its consolidated and condensed statements of operations principally related to one item. We recorded a restructuring charge of $2.5 million as a result of a change in estimated sub-lease income associated with one previously restructured lease, which ends in 2011.

For the nine months ended September 30, 2008 the Company recorded net restructuring and other related charges of $0.1 million in its consolidated and condensed statements of operations principally related to two items. The first involved recording a restructuring charge associated with a change of estimated operating expenses to be incurred in connection with three previously restructured leases. Based on this change of estimate, the Company estimated that future operating expenses would exceed its prior estimate by approximately $0.6 million. The second item was the result of a restructuring benefit of approximately $0.5 million in the first half of 2008 associated with the re-occupation of approximately 3,900 square feet of previously restructured space in the Company’s Munich, Germany office. The restructuring accrual for this space was initially established in 2002 and the contractual lease term for the office space ends on December 31, 2011. Since 2002 and up until the second half of 2008 the demand for advanced technology consulting services had improved; therefore the Company decided to re-occupy this previously restructured space. The $0.5 million has been recognized as operating rent expense over the remaining contractual lease term, which ends on December 31, 2011.

The following table shows activity during the nine months ended September 30, 2009 related to 2001, 2002 and 2003 restructuring events:

Facilities
(In thousands)

Balance, December 31, 2008	$7,922
Charges, net	2,862
Cash utilized	(2,607)

Balance, September 30, 2009	$8,177

The total remaining accrued restructuring for 2001, 2002 and 2003 events is $8.2 million at September 30, 2009, of which the cash outlay over the next 12 months is expected to be $4.4 million, and the remainder will be paid through 2011.

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

For the three months ended September 30, 2009 and 2008 the Company recorded an income tax provision of $2.5 million and $4.1 million, respectively. For the nine months ended September 30, 2009 and 2008 the Company recorded an income tax provision of $5.7 million and $7.7 million, respectively. The Company’s income tax is primarily related to foreign, federal alternative minimum tax and state tax obligations.

The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

The Company has deferred tax assets that have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Generally accepted accounting principles require the establishment of a valuation allowance when the realization of deferred tax assets is not considered more likely than not. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As of September 30, 2009 the Company has continued to record a valuation allowance against its deferred tax assets in the United States. It is reasonably possible that all or a portion of the valuation allowance could be released in the near term and the effect could be material to the Company’s financial statements.

The Company has gross unrecognized tax benefits of approximately $7.6 million as of September 30, 2009, and $6.7 million as of December 31, 2008. These amounts (net of federal benefit on state issues) represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2009 interest accrued was approximately $1.7 million.

The Company conducts business globally and, as a result, one or more of our subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities in these jurisdictions.

9.	Comprehensive Income

The components of comprehensive income are presented below for the periods presented in the consolidated and condensed statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Net income	$5,933	$18,067	$18,027	$36,757
Foreign currency translation (loss) gain	(1,419)	(12,106)	9,208	(16,771)
Unrealized gain (loss) on available-for-sale securities	—	76	39	(1,088)

Comprehensive income	$4,514	$6,037	$27,274	$18,898

10.	Segment Information

The Company has discrete financial data by operating segments available based on its method of internal reporting, which disaggregates its operations. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance.

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

The Company does not allocate certain marketing and general and administrative expenses to its business unit segments because these activities are managed separately from the business units. The Company does allocate certain marketing and general and administrative expenses to its Government Services business unit as these activities are managed within that business unit. The Company allocated $1.8 million of its 2009 restructuring activities to its North America segment. The Company did not allocate the remaining $0.2 million in costs associated with its 2009 restructuring event, nor costs associated with its 2001, 2002 and 2003 restructuring events across all operating segments for internal measurement purposes, given that the substantial majority of these restructuring costs impacted areas of the business that supported the business units and, specifically in the case of the Company’s 2001, 2002 and 2003 events, were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. Management does not allocate stock-based compensation to the segments for the review of results for the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM, and therefore, the Company has not disclosed asset information for each operating segment.

Beginning in 2009 the Company began reporting to the CODM certain general and administrative expenses that were previously allocable to North America and Europe operating expenses as centrally managed functions. As a result, $7.5 million and $0.8 million of general and administrative expenses for the three months ended September 30, 2008, for North America and Europe, respectively, and $23.4 million and $9.1 million for the nine months ended September 30, 2008, were reclassified to centrally managed functions to conform to the current presentation. In addition, $1.7 million of service revenues and $0.4 million of operating income for the three months ended March 31, 2009, were reclassified from our Europe segment to the North America segment to conform to current presentation.

The tables below present the service revenues and income before income taxes attributable to these operating segments for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Service Revenues:
North America	$91,875	$108,286	$268,671	$306,491
Europe	63,489	62,159	160,309	169,912
Government Services	10,177	7,226	26,454	21,325

Total	$165,541	$177,671	$455,434	$497,728

Income Before Income Taxes:
North America(1)	$24,988	$37,386	$67,726	$89,743
Europe(1)	24,816	22,671	57,180	62,140
Government Services	3,619	2,458	7,657	6,788

Total reportable segments(1)	53,423	62,515	132,563	158,671
Less reconciling items(2)	(45,020)	(40,370)	(108,844)	(114,210)

Consolidated Income Before Income Taxes	$8,403	$22,145	$23,719	$44,461

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income before income taxes include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Centrally managed functions	$36,581	$36,481	$92,113	$103,936
Restructuring and other related charges	2,518	92	3,033	99
Amortization of purchased intangible assets	1,681	732	3,446	1,692
Stock-based compensation expense	3,782	4,448	10,928	13,341
Interest and other income, net	(652)	(1,450)	(2,467)	(5,804)
Acquisition costs and other related charges	1,110	—	2,783	—
Unallocated expenses(3)	—	67	(992)	946

Total	$45,020	$40,370	$108,844	$114,210

(3)	Includes corporate portion of both selling and marketing and general and administrative expenses.

11.	Geographic Data

Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated and condensed statements of operations and the consolidated and condensed balance sheets:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Service revenues:
United States	$88,876	$93,986	$253,802	$275,787
International	76,665	83,685	201,632	221,941

Total service revenues	$165,541	$177,671	$455,434	$497,728

	September 30,	December 31,
	2009	2008
	(In thousands)

Long-lived assets:
United States	$15,796	$18,574
International	14,848	13,823

Total long-lived assets(1)	$30,644	$32,397

(1)	Reflects net book value of the Company’s property and equipment

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

12.	Goodwill and Purchased Intangible Assets

The following is a summary of goodwill allocated to the Company’s business segments as of September 30, 2009 and December 31, 2008:

	North America	Europe	Total
	(In thousands)

Goodwill as of December 31, 2008	$38,289	$13,422	$51,711
Goodwill associated with acquisitions	5,100	11,843	16,943
Contingent consideration recorded during the period	—	5,565	5,565
Costs associated with employee termination plan (see Note 2)	—	517	517
Adjustments to goodwill	(103)	—	(103)
Exchange rate effect	—	1,363	1,363

Goodwill as of September 30, 2009	$43,286	$32,710	$75,996

The following is a summary of intangible assets as of September 30, 2009 and December 31, 2008. Gross carrying amounts of local currency denominated purchased intangible assets are reflected at the respective balance sheet date exchange rates.

	September 30, 2009
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
	(In thousands)

Customer lists and customer relationships	$22,919	$(7,529)	$15,390
SAP license agreement	1,100	(1,100)	—
Non-compete agreements	8,551	(1,569)	6,982
Tradename	3,143	(766)	2,377

Total purchased intangible assets	$35,713	$(10,964)	$24,749

	December 31, 2008
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
	(In thousands)

Customer lists and customer relationships	$12,466	$(5,322)	$7,144
SAP license agreement	1,100	(1,100)	—
Non-compete agreements	2,817	(854)	1,963
Tradename	779	(242)	537

Total purchased intangible assets	$17,162	$(7,518)	$9,644

Amortization expense related to the purchased intangible assets was $1.7 million and $0.7 million for the three months ended September 30, 2009 and 2008, respectively. Amortization expense related to the purchased intangible assets was $3.4 million and $1.7 million for the nine months ended September 30, 2009 and 2008, respectively.

Earnout consideration of approximately $5.6 million that was contingent upon financial performance as of March 31, 2009, was earned and recorded as an increase to goodwill and paid in the third quarter of 2009, see Note 2, Acquisitions.

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

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

In March 2008 in connection with the acquisition of 100% of the outstanding shares of Sapient S.p.A. by a third party investor, the Company terminated both the royalty arrangement and the call option with Sapient S.p.A., resulting in a lump-sum receivable of $775,000. As part of the termination agreement, Sapient S.p.A. has the ability to use the Company’s intellectual property for a transitional period that ended on December 31, 2008 with no continuing obligations on the part of Sapient Corporation. Of the $775,000, $465,000 was recognized as royalty revenue (included in services revenue in our consolidated and condensed statement of operations) during the first quarter of 2008, which is representative of the estimated fair value of royalties. The residual $310,000 was recognized as other income during the first quarter of 2008.

14.	Discontinued Operations

On May 2, 2006 the Company sold 100% of its investment in HWT, Inc. (“HWT”), the Company’s majority owned, fully consolidated subsidiary, for which it received net cash proceeds of approximately $5.4 million. Net assets sold included cash of approximately $274,000. In January 2008 the Company received additional cash proceeds of $720,000, which had previously been recorded as a receivable, related to holdback escrow in accordance with the terms of the agreement.

15.	Foreign Currency Translation and Derivative Instruments

Foreign exchange gains were $0.5 million for three months ended September 30, 2009, and foreign exchange losses were $0.1 million for the same period in 2008. Foreign exchange gains of $0.3 million and $1.8 million were recorded for the nine months ended September 30, 2009 and 2008, respectively. Foreign exchange gains and losses are included in general and administrative expenses in the consolidated and condensed statements of operations. These gains and losses were primarily related to intercompany foreign currency transactions that are of a short-term nature.

Approximately 13% of the Company’s operating expenses and 22% of service revenues for the nine months ended September 30, 2009 were denominated in Indian rupees and British pounds, respectively. As the Company has minimal associated revenues in Indian rupees, any movement in the exchange rate between the U.S. dollar and the rupee has a significant impact on its operating expenses and operating profit. Any significant movement in the exchange rate between the U.S. dollar and the British pound has a significant impact on the Company’s service revenues and operating income. The Company manages this exposure through a risk management program that partially mitigates its exposure to operating expenses denominated in the Indian rupee and service revenues denominated in the British pound that includes the use of derivative financial instruments which are not designated as accounting hedges, and as a result the gains and losses associated with these derivative instruments are reflected in earnings. The Company uses foreign exchange option contracts to partially protect its foreign currency exposure to Indian rupee denominated operating expenses against appreciation in the rupee relative to the U.S. dollar, and British pound denominated revenues against the appreciation of the U.S. dollar relative to the pound. Currently, the Company enters into 30 day average rate instruments covering a rolling 90 day period with notional amounts of 275 million rupees (approximately $5.5 million) and two million pounds (approximately $3.2 million) per month. As these instruments are option collars that are settled on a net basis with the bank, the Company has not recorded the gross underlying notional amounts in its consolidated and condensed balance sheets as of September 30, 2009.

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table reflects the fair value of the Company’s derivative assets and liabilities on its consolidated and condensed balance sheets as of September 30, 2009 and December 31, 2008 (in thousands):

	Derivative Assets		Derivative Liabilities
	Reported in		Reported in
	Other Current Assets		Other Current Accrued Liabilities
	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008

Foreign exchange option contracts not designated	$214	$691	$—	$—

Realized and unrealized losses on the Company’s foreign exchange option contracts are included in general and administrative expenses in the consolidated and condensed statements of operations. The following table shows the effect of realized and unrealized gains and losses, net, of the Company’s foreign exchange option contracts on its results of operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

(Gain) loss on foreign exchange option contracts not designated	$(295)	$975	$179	$1,564

16.	Stock Repurchase

On February 10, 2006 the Board of Directors authorized $25.0 million in funds for stock repurchase programs. In the first nine months of 2008 the Company repurchased approximately 1.4 million shares of its common stock at an average price of $6.87 per share for an aggregate purchase price of $9.9 million. As of September 30, 2009 no funds remained available for purchase under the repurchase program as the $25.0 million in funds have been exhausted.

17.	Recent Accounting Pronouncements

Effective January 1, 2009 the Company adopted an accounting standard regarding whether instruments granted in share-based payment transactions are participating securities. Under the provisions of this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share. As the Company’s unvested awards of share-based payments’ rights to receive dividends or dividend equivalents are forfeitable, the adoption of this standard did not have an impact on its consolidated financial statements.

Effective January 1, 2009 the Company adopted an accounting standard regarding the determination of the useful life of intangible assets. The standard amends the factors that should be considered in developing assumptions used to determine the useful life of a recognized intangible asset under the existing accounting standard, to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The standard is applied prospectively to intangible assets acquired after the effective date. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009 the Company adopted an accounting standard regarding the disclosures about derivative instruments and hedging activities. This standard requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under current the current standard, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

position, financial performance, and cash flows. The adoption of this standard did not have a material effect on the Company’s financial statements.

Effective January 1, 2009 the Company adopted an accounting standard regarding business combinations, which replaced the previous standard. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies including contingent consideration, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations occurring in fiscal years beginning after December 31, 2008. The Company expects the adoption of this standard will have an effect on how it accounts for future business combinations.

Effective January 1, 2009 the Company adopted accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company’s adoption of these accounting and reporting standards did not have an effect on its consolidated financial statements.

Effective January 1, 2009 the Company adopted an accounting standard regarding the determination of whether an instrument, or embedded feature, is indexed to an entity’s own stock. The standard clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under accounting standards for derivatives. The adoption of this standard did not have a material effect on the Company’s financial statements.

Effective April 1, 2009 the Company adopted an accounting standard regarding the determination of whether a market is not active and a transaction is not distressed when determining fair value. The standard provides guidelines for making fair value measurements more consistent with principles presented in the current standard for determining fair value. The new standard also provides additional authoritative guidance in determining whether a market is active or inactive, whether a transaction is distressed, is applicable to all assets and liabilities and will require enhanced disclosures. The Company’s adoption of this standard did not have a material impact on its financial statements.

Effective April 1, 2009 the Company adopted accounting standards regarding the recognition and presentation of other-than-temporary impairments. These standards provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. The Company’s adoption of these standards did not have a material impact on its financial statements.

Effective April 1, 2009 the Company adopted accounting standards regarding the disclosures about the fair value of financial instruments.. These standards amend the current standard to require disclosures about the fair value of financials in interim as well as in annual financial statements. The Company’s adoption of these standards did not have a material impact on its financial statements.

Effective May 1, 2009 the Company adopted an accounting standard regarding subsequent events. It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption did not materially impact the Company’s consolidated financial statements.

In September 2009 the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces the previous Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is

NOTES TO UNAUDITED
CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)

effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification does not change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

In September 2009 the FASB issued an accounting standard that amends the consolidation guidance applicable to variable interest entities and is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In September 2009 the FASB issued an accounting standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires greater transparency of related disclosures. The standard is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

18.	Subsequent Events

The Company has performed an evaluation of subsequent events through November 5, 2009, which is the date the financial statements for the three and nine months ended September 30, 2009, were issued.

SAPIENT CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Sapient Corporation (“Sapient” or the “Company”), a global services firm, helps clients compete, evolve and grow in an increasingly complex marketplace. We market our services through two primary areas of focus — Sapient Interactive and Sapient Consulting — positioned at the intersection of marketing, business and technology. Sapient, one of the world’s largest independent interactive marketing agencies, provides brand and marketing strategy, creative work, web design and development and emerging media expertise through its Sapient Interactive services. With the addition of SapientNitro (“Nitro”), a global advertising network we acquired on July, 1, 2009, Sapient Interactive can now offer an integrated advertising service, combining the traditional advertising capabilities of Nitro with Sapient Interactive’s digital commerce and marketing technology services. Sapient Consulting services provide business and information technology (“IT”) strategy, process and system design, program management, custom development and package implementation, systems integration and outsourced services, including testing, maintenance and support. Founded in 1990 and incorporated in Delaware in 1991, Sapient maintains a strong global presence with offices in North America, Europe, Australia and Asia.

Our service revenues for the three months ended September 30, 2009 were $165.5 million, a 7% decrease compared to service revenues for the same period in 2008. Our service revenues for the nine months ended September 30, 2009 were $455.4 million, an 8% decrease compared to service revenues for the same period in 2008. The decrease in service revenues for the three and nine months ended September 30, 2009 is primarily due to the appreciation of the U.S. dollar against foreign currencies that our international revenues are denominated in, pricing pressures and a decrease in demand for our services, primarily in our North America operating segment, offset by incremental acquisition revenue.

For the three months ended September 30, 2009 we reported income from operations of $7.8 million compared to $20.7 million for the same period in 2008. We reported net income of $5.9 million for the three months ended September 30, 2009 compared to net income of $18.1 million for the same period in 2008. For the nine months ended September 30, 2009 we reported income from operations of $21.3 million compared to $38.7 million for the same period in 2008. We reported net income of $18.0 million for the nine months ended September 30, 2009 compared to net income of $36.8 million for the same period in 2008. The decrease in operating income and net income for the three and nine months ended September 30, 2009, is primarily due to a decrease in service revenues and an increase in restructuring charges (see “Restructuring and Other Related Charges”), offset by decreases in general and administrative expenses.

For the nine months ended September 30, 2009 $201.6 million of our service revenues and $240.7 million of our operating expenses were denominated in foreign currencies. Due to the U.S. dollar’s appreciation, beginning in the second half of 2008, our service revenues and operating expenses were significantly affected when compared to our results of operations for the three and nine months ended September 30, 2008. As a result, our discussion and analysis of our results of operations will include, when significant to management’s analysis, a comparison in local currency terms which excludes the effect of the U.S. dollar’s appreciation. For a discussion of our exposure to exchange rates see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” In addition, during the second quarter of 2009 we completed integrating the operations of our August 6, 2008, acquisition of Derivatives Consulting Group, LLC (“DCG”).

During 2009 we continued to use our India-based operations for our Global Distributed Delivery (“GDD”) projects. Our billable days, or level of effort, incurred by our Indian people as a percentage of total Company billable days, excluding Nitro, decreased to 58% for the three months ended September 30, 2009, compared to 61% for the same period in 2008. Our proprietary GDD methodology enables us to provide high-quality, cost-effective solutions under accelerated project schedules. By engaging India’s highly skilled technology specialists, we can provide services at lower total costs as well as offer a continuous delivery capability resulting from time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services.

Finally, during the third quarter of 2008, we identified errors totaling $1.3 million in the recording of project personnel consulting expense of which approximately $1.0 million and $0.4 million understated income in the first and second quarter of 2008, respectively. We recorded a reduction to project personnel expenses of $1.3 million in the third quarter of 2008 to correct the error and correctly reflect the nine months ended September 30, 2008. Management concluded that the impact of these errors was not material to the prior periods or the three months ended September 30, 2008.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

We have identified the accounting policies which are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during the nine months ended September 30, 2009 to the items disclosed as our summary of critical accounting policies, significant judgments and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table sets forth the percentage of our service revenues of items included in our consolidated and condensed statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Service revenues	100%	100%	100%	100%
Reimbursable expenses	4%	4%	3%	3%

Total gross revenues	104%	104%	103%	103%

Operating expenses:
Project personnel expenses	69%	64%	69%	67%
Reimbursable expenses	4%	4%	3%	3%

Total project personnel expenses and reimbursable expenses	73%	68%	73%	70%
Selling and marketing expenses	5%	5%	5%	6%
General and administrative expenses	18%	19%	19%	19%
Restructuring and other related charges	2%	0%	1%	0%
Amortization of purchased intangible assets	1%	0%	1%	0%
Acquisition costs and other related charges	1%	0%	1%	0%

Total operating expenses	100%	92%	99%	96%

Income from operations	4%	12%	5%	8%
Interest and other income, net	0%	1%	0%	1%

Income before income taxes	5%	12%	5%	9%
Provision for income taxes	1%	2%	1%	2%

Net Income	4%	10%	4%	7%

Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008

Service Revenues

Our service revenues for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended
	September 30,	September 30,		Percentage
	2009	2008	Decrease	Decrease
	(In thousands, except percentages)

Service revenues	$165,541	$177,671	$(12,130)	(7)%

	Nine Months Ended
	September 30,	September 30,		Percentage
	2009	2008	Decrease	Decrease
	(In thousands, except percentages)

Service revenues	$455,434	$497,728	$(42,294)	(8)%

Our service revenues decreased by 7% in U.S. dollars for the three months ended September 30, 2009 compared to the same period in 2008. Service revenues were $172.9 million in local currency terms, a decrease of 3% compared to the same period in 2008. The decrease in local currency terms was due to pricing pressures and a decrease in demand, primarily in our North America operating segment (see “Results by Operating Segment”), offset by incremental revenue from the Nitro acquisition. Nitro’s service revenues for the three months ended September 30, 2009 were $11.6 million.

The following table compares, in local currency terms, our service revenues by industry sector for the three months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended			Percentage
	September 30,	September 30,	Increase /	Increase /
Industry Sector	2009	2008	(Decrease)	(Decrease)

Financial Services	$55.6	$55.8	$(0.2)	0%
Retail and Consumer Products	39.4	35.1	4.3	12%
Government, Health and Education	25.9	26.9	(1.0)	(4)%
Technology and Communications	25.6	30.7	(5.1)	(17)%
Energy Services	23.4	26.2	(2.8)	(11)%
Automotive and Industrial	2.4	3.0	(0.6)	(20)%
Other	0.6	—	0.6	NA

Total	$172.9	$177.7	$(4.8)	(3)%

Decreases in the Technology and Communications and Energy Services sectors were primarily due to pricing pressures and a decrease in demand. The increase in Retail and Consumer Products was due to incremental acquisition revenue from Nitro, offset by pricing pressures and a decrease in demand.

Utilization was 80% for the three months ended September 30, 2009 and 2008. All utilization percentages for the three and nine months ended September 30, 2009 exclude Nitro. Project personnel peoplecount increased 5% compared to the same period in 2008 due to additional Nitro project personnel and project needs. We increased our use of contractors and consultants by 20% for the three months ended September 30, 2009, as our need for contractors and consultants in certain specialized areas increased compared to the same period in 2008 in addition to the $1.3 million reduction in consultant expense recorded in the third quarter of 2008.

Our service revenues decreased by 8% in U.S. dollars for the nine months ended September 30, 2009 compared to the same period in 2008. Service revenues were $493.1 million in local currency terms, a decrease of 1% compared to the same period in 2008. The decrease in local currency terms was mainly due to pricing pressures and a decrease in demand in certain industry sectors, primarily in our North America operating segment, offset by incremental revenue from the Nitro and DCG acquisitions.

The following table compares, in local currency terms, our service revenues by industry sector for the nine months ended September 30, 2009 and 2008 (in millions):

	Nine Months Ended			Percentage
	September 30,	September 30,	Increase /	Increase /
Industry Sector	2009	2008	(Decrease)	(Decrease)

Financial Services	$166.0	$145.8	$20.2	14%
Retail and Consumer Products	101.0	100.2	0.8	1%
Technology and Communications	80.7	96.2	(15.5)	(16)%
Government, Health and Education	74.8	77.6	(2.8)	(4)%
Energy Services	65.0	67.2	(2.2)	(3)%
Automotive and Industrial	4.8	9.7	(4.9)	(51)%
Other	0.8	1.0	(0.2)	(20)%

Total	$493.1	$497.7	$(4.6)	(1)%

The increases in Financial Services and Retail and Consumer Products were due to incremental acquisition revenues. The decreases in the other industry sectors were primarily due to pricing pressures and decreases in demand.

Our utilization of 78% for the nine months ended September 30, 2009 was higher than the 76% rate we had for the same period in 2008. Average project personnel peoplecount decreased 3% compared to the same period in 2008 due to the 2009 restructuring, offset by an increase in peoplecount during the three months ended September 30, 2009. We increased our use of contractors and consultants by 7% for the nine months ended September 30, 2009 as our need for contractors and consultants in certain specialized areas increased compared to the same period in 2008.

Our five largest customers, in the aggregate, accounted for approximately 21% and 22% of our service revenues for the three and nine months ended September 30, 2009, respectively, compared to 24% and 25% for the same periods in 2008. No customer accounted for more than 10% of our service revenues for the three and nine months ended September 30, 2009 and 2008. Our recurring revenues were 43% and 42% of our service revenues for the three and nine months ended September 30, 2009 compared to 40% and 43% for the same periods in 2008. Recurring revenues are revenue contracts with duration equal to or greater than twelve months in which the client has committed spending levels, which are cancelable, to us or has chosen us an exclusive provider of certain services.

Project Personnel Expenses

Project personnel expenses consist principally of salaries and employee benefits for personnel dedicated to client projects, independent contractors and direct expenses incurred to complete projects that were not reimbursed by the client. These expenses represent the most significant expense we incur in providing our services. Our project personnel expenses for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended
	September 30,	September 30,		Percentage
	2009	2008	Increase	Increase
	(In thousands, except percentages)

Project personnel expenses	$114,219	$114,031	$188	0%
Project personnel expenses as a percentage of service revenues	69%	64%	5 points

	Nine Months Ended
	September 30,	September 30,	(Decrease)	Percentage
	2009	2008	Increase	Decrease
	(In thousands, except percentages)

Project personnel expenses	$316,336	$331,612	$(15,276)	(5)%
Project personnel expenses as a percentage of service revenues	69%	67%	2 points

Project personnel expenses were essentially the same for the three months ended September 30, 2009 as compared to the same period in 2008. Excluding $6.3 million of incremental expenses related to Nitro and a $5.7 million decrease for currency, project personnel expenses decreased, in local currency terms, $0.4 million. The decrease was due to a decrease in compensation expenses of $4.1 million, as incentive compensation has decreased compared to the same period in 2008. Equipment expenses also decreased $0.7 million due to a non-recurring, project specific expense incurred in 2008. These decreases were offset by: (i) an increase in consultant expenses of $2.7 million, due to an increased need for contractors and consultants in specialized areas and the aforementioned $1.3 million reduction in expense recorded in the third quarter of 2008, and (ii) other various project personnel expenses increased, in the aggregate, $1.8 million.

Project personnel expenses decreased by $15.3 million for the nine months ended September 30, 2009 as compared to the same period in 2008. Excluding incremental expenses related to Nitro and $27.2 million for currency, project personnel expenses increased, in local currency terms, $5.6 million. This increase was due to multiple factors. Compensation expense increased $6.9 million. Though average project personnel peoplecount decreased 3% compared to the same period in 2008, the majority of the decrease was in India project personnel whose compensation costs are lower than our non-India project personnel. Consultant expenses also increased $2.8 million as the need for contractors and consultants in certain specialized areas increased compared to the same period in 2008. In addition, other project personnel expenses increased $1.2 million. These increases in were offset by a decrease in travel expenses of $3.4 million due to a concerted effort to manage these costs, and a decrease in equipment expenses of $2.0 million, primarily due to non-recurring, project specific expenses for the same period in 2008. The increase in project personnel expense as a percentage of revenue for the nine months ended September 30, 2009 compared to the same period in 2008 is due to the decrease in service revenues compared to the same period in 2008.

Selling and Marketing Expenses

Selling and marketing expenses consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses. Our selling and marketing expenses for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended
	September 30,	September 30,		Percentage
	2009	2008	Decrease	Decrease
	(In thousands, except percentages)

Selling and marketing expenses	$8,055	$8,659	$(604)	(7)%
Selling and marketing expenses as a percentage of service revenues	5%	5%	—

	Nine Months Ended
	September 30,	September 30,			Percentage
	2009	2008	Decrease		Decrease
	(In thousands, except percentages)

Selling and marketing expenses	$22,471	$30,010	$(7,539)		(25)%
Selling and marketing expenses as a percentage of service revenues	5%	6%	(1 point	)

Selling and marketing expenses decreased by $0.6 million for the three months ended September 30, 2009 as compared to the same period in 2008. The decrease was due to multiple factors. Decreases in selling and marketing expenses were: (i) a decrease of 4% in average sales and marketing peoplecount resulted in a decrease of $1.1 million in compensation expense, and (ii) the decrease in peoplecount, in addition to a change in forfeiture estimate, resulted in stock-based compensation expense decreasing $0.8 million, . These decreases were offset by an increase in consultant expense of $0.5 million and an increase in various other selling and marketing expenses of $0.8 million. The decrease in selling and marketing expenses as a percentage of service revenues compared to the same period in 2008 is due to the decrease in peoplecount which is the main cost driver of our selling and marketing expenses.

Selling and marketing expenses decreased by $7.5 million for the nine months ended September 30, 2009 as compared to the same period in 2008. The decrease was due to multiple factors. Decreases in selling and marketing expenses were: (i) a decrease of 8% in average sales and marketing peoplecount resulted in a decrease of $5.5 million in compensation expense, (ii) the decrease in peoplecount, in addition to a change in forfeiture estimate, resulted in stock-based compensation expense decreasing $2.0 million, (iii) other selling and marketing expenses also decreased $0.9 million, and (iv) travel expenses also decreased $0.4 million as we have made a concerted effort to manage these costs. These decreases were offset by an increase in consultant expense of $1.3 million. The decrease in selling and marketing expenses as a percentage of service revenues compared to the same period in 2008 is due to the decrease in peoplecount which is the main cost driver of our selling and marketing expenses.

General and Administrative Expenses

General and administrative expenses relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses. Our general and administrative expenses for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended
	September 30,	September 30,			Percentage
	2009	2008	Decrease		Decrease
	(In thousands, except percentages)

General and administrative expenses	$30,207	$33,462	$(3,255)		(10)%
General and administrative expenses as a percentage of service revenues	18%	19%	(1 point	)

	Nine Months Ended
	September 30,	September 30,		Percentage
	2009	2008	Decrease	Decrease
	(In thousands, except percentages)

General and administrative expenses	$84,325	$95,658	$(11,333)	(12)%
General and administrative expenses as a percentage of service revenues	19%	19%	—

General and administrative expenses decreased $3.3 million for the three months ended September 30, 2009 compared to the same period in 2008. Excluding $3.7 million of incremental expenses related to Nitro and a $1.1 million decrease for currency, general and administrative expenses decreased, in local currency terms, $5.9 million. The decrease was due to multiple factors. Decreases in general and administrative expenses were: (i) compensation expense decreased $2.4 million, (ii) travel expenses, employee placement agency fees and other professional fees decreased, in the aggregate, $1.4 million as we made a concerted effort to manage these costs, (iii) facility expenses decreased $1.4 million, and (iv) stock-based compensation expense decreased $0.7 million due to a large number of grants ending their vesting periods at the beginning of the third quarter 2009.

General and administrative expenses decreased $11.3 million for the nine months ended September 30, 2009 compared to the same period in 2008. Excluding incremental increases due to Nitro and a $5.9 million decrease for currency, general and administrative expenses decreased $9.2 million. The decrease was due to multiple factors. Decreases were: (i) compensation expenses decreased $4.0 million, (ii) a decrease in travel expenses, employee placement agency fees and other professional fees of $3.6 million as we made a concerted effort to manage these costs, and (iii) stock-based compensation expense decreased $1.1 million, primarily due to the aforementioned timing of vesting periods, and (iv) a decrease in various other general and administrative expenses of $2.1 million. Offsetting these decreases was a $1.7 million decrease in currency transaction gain compared to the same period in 2008 as we recorded $0.1 million in gains for the three months ended September 30, 2009 as compared to $1.8 million in gains during the same period in 2008.

Restructuring and Other Related Charges

2009 — Restructure Event

In February 2009 in response to the impact of current global economic conditions on our demand environment, we implemented a restructuring plan to reduce our peoplecount. For the nine months ended September 30, 2009 392 employees were terminated in connection with this restructuring plan and we recorded restructuring charges of $2.0 million for the nine months ended September 30, 2009 in our consolidated and condensed statements of operations. These charges consisted of $1.9 million in employee cash severance payments, the remaining charges consisted of outplacement assistance fees and other associated costs. Of the $2.0 million restructuring charge, $1.8 million were recorded to our North America segment. The remaining charges were not recorded to a segment because they impacted areas of the business that supported the business units and are reflected in the reconciling items section in “Results by Operating Segment.”

The following table shows activity during the nine months ended September 30, 2009 related to the 2009 restructuring event:

Workforce
(In thousands)

2009 provision	$1,958
Cash utilized	(1,958)

Balance, September 30, 2009	$—

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

For the nine months ended September 30, 2009 we recorded net restructuring and other related charges of approximately $2.8 million in our consolidated and condensed statements of operations principally related to one item. We recorded a restructuring charge of $2.5 million as a result of a change in estimated sub-lease income associated with one previously restructured lease, which ends in 2011.

For the nine months ended September 30, 2008 we recorded net restructuring and other related charges of $1.0 million in our consolidated and condensed statements of operations principally related to two items. The first involved recording a restructuring charge associated with a change of estimated operating expenses to be incurred in connection with three previously restructured leases. Based on this change of estimate, we estimated that future operating expenses would exceed our prior estimate by approximately $0.6 million. The second item was the result of a restructuring benefit of approximately $0.5 million in the first half of 2008 associated with the re-occupation of approximately 3,900 square feet of previously restructured space in our Munich, Germany office. The restructuring accrual for this space was initially established in 2002 and the contractual lease term for the office space ends on December 31, 2011. Since 2002 and up until the second half of 2008 the demand for advanced technology consulting services had improved; therefore we decided to re-occupy this previously restructured space. The $0.5 million will be recognized as operating rent expense over the remaining contractual lease term, which ends on December 31, 2011.

The following table shows activity during the nine months ended September 30, 2009 related to 2001, 2002 and 2003 restructuring events:

Facilities
(In thousands)

Balance, December 31, 2008	$7,922
Charges, net	2,862
Cash utilized	(2,607)

Balance, September 30, 2009	$8,177

The total remaining accrued restructuring for 2001, 2002 and 2003 events is $8.2 million at September 30, 2009 of which the cash outlay over the next 12 months is expected to be $4.4 million, and the remainder will be paid through 2011.

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

Amortization of Intangible Assets

During the three and nine months ended September 30, 2009 and 2008 amortization of intangible assets consisted primarily of non-compete and non-solicitation agreements, customer lists, an SAP license agreement and tradenames acquired in business combinations. Amortization expense related to intangible assets was $1.7 million and $3.4 million for the three and nine months ended September 30, 2009, respectively, compared to $0.7 million and $1.7 million for the same periods in 2008. The increase in expense for the three months ended September 30, 2009 was due to the Nitro acquisition. The increase in expense for the nine months ended September 30, 2009 was due to the Nitro and DCG acquisitions.

Acquisition Costs and Other Related Charges

Acquisition related costs include expenses associated with third-party professional services we incur related to our evaluation process of potential acquisition opportunities. Though we may incur acquisition costs and other related charges it is not indicative that any transaction will be consummated. Acquisition costs and other related expenses for the three and nine months ended September 30, 2009 were $1.1 and $2.8 million, respectively. The majority of these expenses were incurred as a result of the Nitro acquisition.

Interest and Other Income, Net

Interest and other income are derived primarily from investments in bank time deposits, money market funds, commercial paper and auction rate securities. Our interest and other income, net for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended
	September 30,	September 30,		Percentage
	2009	2008	Decrease	Decrease
	(In thousands, except percentages)

Interest and other income, net	$652	$1,450	$(798)	(55)%

	Nine Months Ended
	September 30,	September 30,		Percentage
	2009	2008	Decrease	Decrease
	(In thousands, except percentages)

Interest and other income, net	$2,467	$5,804	$(3,337)	(57)%

Interest and other income decreased $0.8 million for the three months ended September 30, 2009 compared to the same period in 2008. The decrease was due to a decrease in interest income due to lower interest rates.

Interest and other income decreased $3.3 million for the nine months ended September 30, 2009 compared to the same period in 2008. The decrease was due to a decrease in other income of $1.0 million and a $2.3 million decrease in interest income. Other income decreased due to $0.9 million in non-recurring items for the three months ended March 31, 2008, of which $0.5 million was for recovery of expenses related to an employee matter, $0.3 million was for a termination arrangement eliminating a call option with Sapient S.p.A., and $0.1 million was for recovery of expenses related to a lease. The decrease in interest income was due to lower interest rates and a more conservative investment strategy compared to the same period in 2008.

Provision for Income Taxes

For the three and nine months ended September 30, 2009 we recorded an income tax provision of $2.5 million and $5.7 million, respectively, compared to $4.1 million and $7.7 million for the same period in 2008. Our income tax is primarily related to foreign, federal alternative minimum tax and state tax obligations.

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

We have deferred tax assets that have arisen primarily as a result of net operating losses incurred in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. Generally accepted accounting principles require the establishment of a valuation allowance when the realization of deferred tax assets is not considered more likely than not. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As of September 30, 2009 we have continued to record a valuation allowance against our deferred tax assets in the United States. It is reasonably possible that all or a portion of the valuation allowance could be released in the near term and the effect could be material to our financial statements.

We have gross unrecognized tax benefits of approximately $7.6 million as of September 30, 2009 and $6.7 million as of December 31, 2008. These amounts (net of federal benefit on state issues) represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of our effective tax rate. We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2009 interest accrued was approximately $1.7 million.

We conduct business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities in these jurisdictions.

Results by Operating Segment

We have discrete financial data by operating segments available based on our method of internal reporting, which disaggregates our operations. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance.

We do not allocate certain marketing and general and administrative expenses to our business unit segments because these activities are managed separately from the business units. We do allocate certain marketing and general and administrative expenses to our Government Services business unit as these activities are managed within that business unit. We allocated $1.8 million of our 2009 restructuring activities to our North America segment. We did not allocate the remaining $0.2 costs associated with our 2009 restructuring event, nor costs associated with our 2001, 2002 and 2003 restructuring events across all operating segments for internal measurement purposes, given that the substantial majority of these restructuring costs impacted areas of the business that supported the business units and, specifically in the case of our 2001, 2002 and 2003 events, were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. Management does not allocate stock-based compensation to the segments for the review of results for the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to, or reviewed by the CODM, and therefore, the Company has not disclosed asset information for each operating segment.

Beginning in 2009 we began reporting to the CODM certain general and administrative expenses that were previously allocable to North America and Europe operating expenses as centrally managed functions. As a result, $7.5 million and $0.8 million of general and administrative expenses for the three months ended September 30, 2008, for North America and Europe, respectively, and $23.4 million and $9.1 million for the nine months ended September 30, 2008, were reclassified to centrally managed functions to conform to the current presentation. In addition, $1.7 million of service revenues and $0.4 million of operating income for the three months ended March 31, 2009 were reclassified from our Europe segment to the North America segment to conform to current presentation.

The tables below present the service revenues and income before income taxes attributable to these operating segments for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Service Revenues:
North America	$91,875	$108,286	$268,671	$306,491
Europe	63,489	62,159	160,309	169,912
Government Services	10,177	7,226	26,454	21,325

Total	$165,541	$177,671	$455,434	$497,728

Income Before Income Taxes:
North America(1)	$24,988	$37,386	$67,726	$89,743
Europe(1)	24,816	22,671	57,180	62,140
Government Services	3,619	2,458	7,657	6,788

Total reportable segments(1)	53,423	62,515	132,563	158,671
Less reconciling items(2)	(45,020)	(40,370)	(108,844)	(114,210)

Consolidated Income Before Income Taxes	$8,403	$22,145	$23,719	$44,461

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income before income taxes include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Centrally managed functions	$36,581	$36,481	$92,113	$103,936
Restructuring and other related charges	2,518	92	3,033	99
Amortization of purchased intangible assets	1,681	732	3,446	1,692
Stock-based compensation expense	3,782	4,448	10,928	13,341
Interest and other income, net	(652)	(1,450)	(2,467)	(5,804)
Acquisition costs and other related charges	1,110	—	2,783	—
Unallocated expenses(3)	—	67	(992)	946

Total	$45,020	$40,370	$108,844	$114,210

(3)	Includes corporate portion of both selling and marketing and general and administrative expenses.

Service Revenues by Operating Segments

Our North America service revenues decreased by 15% in U.S. dollars for the three months ended September 30, 2009 compared to the same period in 2008. Service revenues were $92.7 million in local currency terms, a decrease of 14% compared to the same period in 2008. The decrease in local currency terms was mainly due to pricing pressures and a decrease in demand in certain industry sectors, offset by incremental revenue from the Nitro acquisition.

The following table compares, in local currency terms, our North America service revenues by industry sector for the three months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended			Percentage
	September 30,	September 30,	Increase /	Increase
Industry Sector	2009	2008	(Decrease)	/ (Decrease)

Financial Services	$38.4	$40.6	$(2.2)	(5)%
Retail and Consumer Products	27.6	27.6	—	(0)%
Energy Services	13.3	19.6	(6.3)	(32)%
Technology and Communications	9.8	10.6	(0.8)	(8)%
Government, Health and Education	2.9	6.9	(4.0)	(58)%
Automotive and Industrial	0.7	3.0	(2.3)	(77)%
Other	—	—	—	NA

Total	$92.7	$108.3	$(15.6)	(14)%

Decreases in industry sectors revenues were primarily due to pricing pressures and a decrease in demand. The negative effects of pricing pressures and decreased in Retail and Consumer Products was offset by incremental acquisition revenue.

North America utilization was 79% for the three months ended September 30, 2009 and 2008. Project personnel peoplecount increased 4% compared to the same period in 2008 to fill project needs. We increased our use of contractors and consultants by 31% for the three months ended September 30, 2009 as our need for contractors and consultants in certain specialized areas increased compared to the same period in 2008 in addition to the $1.3 million reduction in consultant expense recorded in the third quarter of 2008.

Our Europe service revenues increased by 2% in U.S. dollars for the three months ended September 30, 2009 compared to the same period in 2008. Service revenues were $70.1 million in local currency terms, an increase of 13% compared to the same period in 2008. The increase in local currency terms was mainly due to incremental revenue from the Nitro acquisition and, to a lesser extent, an increase in demand in certain industry sectors, offset by pricing pressures in certain industry sectors.

The following table compares, in local currency terms, our Europe service revenues by industry sector for the three months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended			Percentage
	September 30,	September 30,	Increase /	Increase
Industry Sector	2009	2008	(Decrease)	/ (Decrease)

Financial Services	$17.2	$15.1	$2.1	14%
Technology and Communications	15.9	20.0	(4.1)	(21)%
Government, Health and Education	12.8	12.8	—	0%
Retail and Consumer Products	11.8	7.6	4.2	55%
Energy Services	10.1	6.6	3.5	53%
Automotive and Industrial	1.7	—	1.7	NA
Other	0.6	—	0.6	NA

Total	$70.1	$62.1	$8.0	13%

The increases in the Financial Services, Retail and Consumer Products and Automotive and Industrial sectors were due to incremental acquisition revenue, offset by pricing pressures. The increase in the Energy Services sector was due to an increase in demand. The decrease in the Technology and Communications sector was primarily due to pricing pressures and a decrease in demand.

Europe utilization was 81% for the three months ended September 30, 2009 and 2008. Project personnel peoplecount decreased 6% compared to the same period in 2008. We decreased our use of contractors and consultants by 1% for the nine months ended September 30, 2009 as need for contractors and consultants in certain specialized areas decreased compared to the same period in 2008.

Service revenues for our Government Services operating segment increased by 41% during the three months ended September 30, 2009 compared to the same period in 2008, due to an increase in demand for our services in this segment. The increased demand contributed to Government Services’ average project personnel peoplecount increasing 41% for the three months ended September 30, 2009 compared to the same period of 2008. Utilization also increased to 91% from 89%.

Our North America service revenues decreased by 12% in U.S. dollars for the nine months ended September 30, 2009 compared to the same period in 2008. Service revenues were $275.4 million in local currency terms, a decrease of 10% compared to the same period in 2008. The decrease in local currency terms was mainly due to pricing pressures and a decrease in demand in certain industry sectors, offset by incremental revenue from the Nitro and DCG acquisitions.

The following table compares, in local currency terms, our North America service revenues by industry sector for the nine months ended September 30, 2009 and 2008 (in millions):

	Nine Months Ended			Percentage
	September 30,	September 30,	Increase /	Increase
Industry Sector	2009	2008	(Decrease)	/ (Decrease)

Financial Services	$117.4	$110.6	$6.8	6%
Retail and Consumer Products	74.5	71.7	2.8	4%
Energy Services	37.0	51.5	(14.5)	(28)%
Technology and Communications	31.8	43.6	(11.8)	(27)%
Government, Health and Education	11.7	20.0	(8.3)	(42)%
Automotive and Industrial	3.0	9.0	(6.0)	(67)%
Other	—	0.1	(0.1)	NA

Total	$275.4	$306.5	$(31.1)	(10)%

The increases in Financial Services and Retail and Consumer Products were due to incremental acquisition revenue, offset by pricing pressures and a decrease in demand. The remaining industry sector decreases were due to pricing pressures and a decrease in demand.

North America utilization of 77% for the nine months ended September 30, 2009 was higher than the 75% rate we had for the same period in 2008. Average project personnel peoplecount increased 5% compared to the same period in 2008 due to the 2009 restructuring. We increased our use of contractors and consultants by 9% for the nine months ended September 30, 2009 as need for contractors and consultants in certain specialized areas increased compared to the same period in 2008.

Our Europe service revenues decreased by 6% in U.S. dollars for the nine months ended September 30, 2009 compared to the same period in 2008. Service revenues were $191.1 million in local currency terms, an increase of 12% compared to the same period in 2008. The increase in local currency terms was mainly due to incremental revenue from the Nitro and DCG acquisitions and an increase in demand in certain industry sectors, offset by pricing pressures and a decrease in demand.

The following table compares, in local currency terms, our Europe service revenues by industry sector for the nine months ended September 30, 2009 and 2008 (in millions):

	Nine Months Ended			Percentage
	September 30,	September 30,	Increase /	Increase
Industry Sector	2009	2008	(Decrease)	/ (Decrease)

Technology and Communications	$48.9	$52.6	$(3.7)	(7)%
Financial Services	48.4	35.2	13.2	38%
Government, Health and Education	36.7	36.3	0.4	1%
Energy Services	28.0	15.7	12.3	78%
Retail and Consumer Products	26.5	28.5	(2.0)	(7)%
Automotive and Industrial	1.7	0.6	1.1	183%
Other	0.9	1.1	(0.2)	(18)%

Total	$191.1	$170.0	$21.1	12%

The increases in Financial Services and Automotive and Industrial were due to incremental acquisition revenues. The increase in Energy Services was due to an increase in demand. The decrease in Technology and Communications was primarily due to pricing pressures and a decrease in demand. The decrease in Retail and Consumer Products was due to pricing pressures and a decrease in demand, which were offset by incremental acquisition revenues.

Europe utilization of 78% for the nine months ended September 30, 2009 was higher than the 77% rate we had for the same period in 2008. Project personnel peoplecount decreased 5% compared to the same period in 2008. We decreased our use of contractors and consultants by 3% for the nine months ended September 30, 2009 as need for contractors and consultants in certain specialized areas decreased compared to the same period in 2008.

Service revenues for our Government Services operating segment increased by 24% during the nine months ended September 30, 2009 compared to the same period in 2008, due to an increase in demand for our services in this segment. The increased demand contributed to Government Services’ average project personnel peoplecount increasing 32% for the nine months ended September 30, 2009 compared to the same period of 2008. Utilization also increased to 91% from 87%.

Operating Income by Operating Segments

Our North America operating segment experienced a decrease in operating income of $12.4 million, or 33% for the three months ended September 30, 2009 compared to the same period of 2008. The decrease in operating income is a result of a decrease in service revenues due to pricing pressures and a decrease in demand.

Our Europe operating segment experienced an increase in operating income of $2.1 million, or 9% for the three months ended September 30, 2009 compared to the same period of 2008. The increase in operating income is a result of an increase in service revenues due to incremental acquisition revenues.

Operating income for our Government Services operating segment increased $1.2 million, or 47%, for the three months ended September 30, 2009. This is due to an increase in service revenues as demand increased.

Our North America operating segment experienced a decrease in operating income of $21.9 million, or 25% for the nine months ended September 30, 2009 compared to the same period of 2008. The decrease in operating income is a result of a decrease in service revenues due pricing pressures and a decrease in demand, and additional costs associated with the February 2009 workforce reduction.

Our Europe operating segment experienced a decrease in operating income of $4.9 million, or 8% for the nine months ended September 30, 2009 compared to the same period of 2008. The decrease in operating income is a result of service revenues decreasing to a greater degree than direct expenses.

Operating income for our Government Services operating segment increased $0.9 million, or 13%, for the nine months ended September 30, 2009. This is due to an increase in service revenues as demand increased.

Liquidity and Capital Resources

We invest our excess cash predominantly in money market funds, time deposits with maturities of less than or equal to 60 days and other cash equivalents. At September 30, 2009 we had approximately $195.9 million in cash, cash equivalents, restricted cash and marketable securities, compared to $192.6 million at December 31, 2008.

We have deposited approximately $2.7 million with various banks as collateral for letters of credit and performance bonds and have classified this cash as restricted on our consolidated and condensed balance sheet at September 30, 2009.

In our Annual Report on the Form 10-K for the year ended December 31, 2008 in Part II, Item 7 “Liquidity and Capital Resources,” we outlined our contractual obligations. During the three months ended March 31, 2009 we entered into an operating lease for office space in Miami, Florida. The Miami lease is for approximately 20,000 square feet with a term of 33 months ending in December 31, 2011. In the second quarter of 2009, we entered into a new operating lease for office space in London, United Kingdom. The London lease is for approximately 27,000 square feet with a lease term of 15 years. Lease obligations assumed in the Nitro acquisition were not material. The following table details the additional contractual obligations we have entered into under the two new office leases in Miami and London:

	Payments Due By Period
	Less Than	1 - 3	3 - 5	More Than
	One Year	Years	Years	5 Years	Total
	(In thousands)

Operating leases	$549	$2,260	$3,054	$16,937	$22,800

Cash provided by operating activities was $17.7 million for the nine months ended September 30, 2009. This resulted from net income of $18.0 million, the addition of $28.9 million, in the aggregate, of non-cash charges and a decrease in accounts receivable, net of increase in unbilled revenues, of $5.5 million. These increases in operating cash were offset by a decrease in accrued compensation of $21.1 million, an increase in prepaids and other current assets of $12.8 million and a decrease in other liabilities of $5.9 million. In summary, cash provided by operating activities decreased for the nine months ended September 30, 2009 compared to the same period in 2008 due to the decrease in net income as a result of decreased service revenues in addition to a decrease in accrued compensation.

Days sales outstanding (“DSO”) is calculated based on actual three months of total revenue and period end receivables, unbilled and deferred revenue balances. DSO increased 8% to 66 days for the first nine months of 2009 as compared to 61 days in the fourth quarter of 2008. DSO increased compared to the fourth quarter of 2008 as we have experienced delays in payments from customers, particularly in our Europe operating segment. Approximately 60% of our services revenue for the first nine months of 2009 was derived from time and materials arrangements as compared to 54% for the fourth quarter of 2008 and 53% for the first nine months of 2008. Because of the growing trend in revenue generated from time and materials arrangements and the fact that they are billed one month in arrears, we expect our unbilled revenue balance to increase at the end of a fiscal quarter. We expect our unbilled revenues to be short-term in nature, with a majority being billed within 90 days.

Cash used by investing activities was $17.1 million for the nine months ended September 30, 2009. This was due to cash paid, net of cash acquired, in connection with the Nitro acquisition, DCG contingent consideration of $14.2 million and $6.9 million of purchases of property and equipment and costs of internally developed software. This was offset by $3.8 million of redemptions of a money market fund classified as a marketable security and $0.3 million received on our hedge positions. Cash used in investing activities increased compared to the same period in 2008 as we began the movement of cash out of marketable securities into cash and cash equivalent accounts, like money market fund deposits, in the first half of 2008. As a result, sales and maturities of marketable securities, net of purchases, were $35.2 million in 2008 compared to $3.8 million in the current period.

Cash provided by financing activities was $0.9 million for the nine months ended September 30, 2009 as a result of $0.9 million in proceeds associated with the issuance of treasury stock for stock option exercises. The difference between the financing activities in the current period compared to the same period in 2008 is common stock repurchase activity in the first half of 2008, net of proceeds from the issuance of stock from stock option plans and the repayment of a bank loan assumed in the DCG acquisition.

Total non-cash investing activity of $14.2 million reflects a contingent payment, made in shares, in connection with our DCG acquisition, and the value of shares issued in the Nitro acquisition.

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

We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $3.1 million and various administrative audits, each of which have arisen in the ordinary course of our business. We have an accrual at September 30, 2009 of approximately $0.5 million related to certain of these items. We intend to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that we have previously accrued.

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

New Accounting Pronouncements

Effective January 1, 2009 we adopted an accounting standard regarding whether instruments granted in share-based payment transactions are participating securities. Under the provisions of this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share. As our unvested awards of share-based payments’ rights to receive dividends or dividend equivalents are forfeitable, the adoption of this standard did not have an impact on our consolidated financial statements.

Effective January 1, 2009 we adopted an accounting standard regarding the determination of the useful life of intangible assets. The standard amends the factors that should be considered in developing assumptions used to determine the useful life of a recognized intangible asset under the existing accounting standard, to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The standard is applied prospectively to intangible assets acquired after the effective date. The adoption of this standard did not have a material impact on our consolidated financial statements.

Effective January 1, 2009 we adopted an accounting standard regarding the disclosures about derivative instruments and hedging activities. This standard requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under current the current standard, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of this standard did not have a material effect on our financial statements.

Effective January 1, 2009 we adopted an accounting standard regarding business combinations, which replaced the previous standard. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies including contingent consideration, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations occurring in fiscal years beginning after December 31, 2008. We expect the adoption of this standard will have an effect on how we account for future business combinations.

Effective January 1, 2009 we adopted accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Our adoption of these accounting and reporting standards did not have an effect on our consolidated financial statements.

Effective January 1, 2009 we adopted an accounting standard regarding the determination of whether an instrument, or embedded feature, is indexed to an entity’s own stock. The standard clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under accounting standards for derivatives. The adoption of this standard did not have a material effect on our financial statements.

Effective April 1, 2009 we adopted an accounting standard regarding the determination of whether a market is not active and a transaction is not distressed when determining fair value. The standard provides guidelines for making fair value measurements more consistent with principles presented in the current standard for determining fair value. The new standard also provides additional authoritative guidance in determining whether a market is active or inactive, whether a transaction is distressed, is applicable to all assets and liabilities and will require enhanced disclosures. Our adoption of this standard did not have a material impact on our financial statements.

Effective April 1, 2009 we adopted accounting standards regarding the recognition and presentation of other-than-temporary impairments. These standards provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. Our adoption of these standards did not have a material impact on our financial statements.

Effective April 1, 2009 we adopted accounting standards regarding the disclosures about the fair value of financial instruments.. These standards amend the current standard to require disclosures about the fair value of financials in interim as well as in annual financial statements. Our adoption of these standards did not have a material impact on our financial statements.

Effective May 1, 2009 we adopted an accounting standard regarding subsequent events. It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption did not materially impact our consolidated financial statements.

In September 2009 the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces the previous Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification does not change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

In September 2009 the FASB issued an accounting standard that amends the consolidation guidance applicable to variable interest entities and is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In September 2009 the FASB issued an accounting standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires greater transparency of related disclosures. The standard is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We account for our marketable securities as “available-for-sale” or “trading” securities. Available-for-sale securities are carried on the balance sheet at fair value. Unrealized gains and losses on available-for-sale securities, excluding credit losses, are reflected in the “accumulated other comprehensive loss” section of our consolidated and condensed balance sheet. Credit losses on debt securities classified as available-for-sale are reflected in the “interest and other income, net” section of our consolidated and condensed statements of operations. Trading securities are carried on the balance sheet at fair value with unrealized gains and losses reflected in the “interest and other income, net” section of our consolidated and condensed statements of operations.

The estimated fair value of our marketable securities portfolio was $17.5 million at September 30, 2009 which includes $16.6 million, of auction rate securities (“ARS”), and $0.9 million of a money market fund (the Primary Fund) classified as marketable securities. Our investment in the Primary Fund is classified as available-for-sale securities.

At September 30, 2009 the estimated fair value of our ARS classified as available-for-sale was $1.4 million and our ARS classified as trading securities was $15.2 million. At December 31, 2008 the estimate fair value of our ARS classified as available-for-sale was $1.3 million and our ARS classified as trading securities was $15.9 million.

Our ARS investments are from various issuers collateralized by student loans and municipal debt. ARS are securities with long-term contractual maturities but with interest rates that are reset every seven to thirty-five days by auctions. At the end of each reset period, investors can sell or continue to hold the securities at par. As all of our ARS have experienced auction failures since February 2008 it is likely that auction failures will continue. As a result, declines in value of our ARS classified as trading securities are recorded in “interest and other income, net” on our consolidated and condensed statements of operations. Only the credit losses related to the remaining ARS classified as available-for-sale securities are recorded in “interest and other income, net.” If in the future we decide to or are compelled to sell the ARS classified as available-for-sale before a successful auction occurs, the impairment not related to credit losses would be reflected in “interest and other income, net.”

In addition, on November 5, 2008 we accepted an offer from UBS AG (“UBS”), one of our investment brokers through whom we purchased our ARS classified as trading securities, that grants us the right to sell to UBS all the ARS invested with them, at amortized cost, at any time during a two-year period beginning June 30, 2010 (the “Put Right”). As a result, we record the fair value of the Put Right, and any subsequent changes in future periods, in “interest and other income, net.”

We may be unable to liquidate our ARS securities, and there is no guarantee UBS will be able to redeem the Put Right on or after June 30, 2010. Should we be unable to liquidate the $16.4 million (amortized cost) in ARS investments held with UBS in the future, our lack of access to the underlying value could have a material impact on our income and results in operations. We intend to exercise the Put Right within the two year period prescribed in the offer from UBS if we are unable to liquidate these ARS in the interim. We do not intend to sell the remaining $1.5 million (amortized cost) ARS classified as available-for-sale until a successful auction occurs, nor do we believe that we will be required to sell these ARS at less than par before a successful auction occurs.

At September 30, 2009 the par value of our investment in the Primary Fund was $1.2 million. On May 5, 2009 the Securities and Exchange Commission (“SEC”) filed suit seeking an order to distribute the Primary Fund’s remaining assets to investors on a pro rata basis. On June 8, 2009 the U.S. District Court for the Southern District of New York issued an order that set a schedule for its consideration of the SEC’s proposed plan of distribution. We believe that the court’s decision results in our being unable to recover the par value of our investment in the Primary Fund. Consequently, we recorded an impairment of $0.2 million based upon the pro rata distribution percentage set by the court, and applicable to our remaining investment in the Primary Fund as of the date of the court’s decision. While we expect to receive the pro rated portion of our investment in the Primary Fund, we cannot predict when this will occur but we believe that substantially all of the remaining funds will be received within 12 months. We received a redemption of $0.2 million in October 2009.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. Should the interest rate fluctuate by 10%, the change in value of our marketable securities would not have been material as of September 30, 2009 and our interest income would have changed by approximately $0.1 million for the three months ended September 30, 2009.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates because a significant portion of our revenues, expenses, assets, and liabilities are denominated in currencies other than the U.S. dollar, primarily the British pound, the euro, the Indian rupee and the Canadian dollar. These exposures may change over time as business practices evolve.

For the three months ended September 30, 2009 approximately 46% of our revenues and approximately 55% of our operating expenses were denominated in foreign currencies, as compared to 47% and 58%, respectively, during the same period in 2008. For the nine months ended September 30, 2009 approximately 44% of our revenues and approximately 55% of our operating expenses were denominated in foreign currencies, as compared to 45% and 58%, respectively, during the same period in 2008. In addition, 50% and

51% of our assets and liabilities, respectively, were subject to foreign currency exchange fluctuations at September 30, 2009 as compared to 47% for both assets and liabilities at December 31, 2008. We also have assets and liabilities in certain entities that are denominated in currencies other than the entity’s functional currency.

Approximately 13% of our operating expenses for the three and nine months ended September 30, 2009 were denominated in Indian rupees. Because we have minimal associated revenues in Indian rupees, any movement in the exchange rate between the U.S. dollar and the Indian rupee has a significant impact on our operating expenses and operating profit. Approximately 22% of our service revenues for the three and nine months ended September 30, 2009 are denominated in the British pound. Any movement in the exchange rate between the U.S. dollar and the British pound has a significant impact on our revenues and operating income. We manage foreign exchange exposure through a risk management program that partially mitigates our exposure to operating expenses denominated in the Indian rupee and revenues denominated in the British pound, and that includes the use of derivative financial instruments which are not designated as accounting hedges and, as a result, gains and losses associated with these instruments are reflected in earnings. As of September 30, 2009 we had option contracts outstanding in the notional amount of approximately $17.4 million ($11.0 million for our Indian rupee contracts and $6.4 million for our British pound contracts). Because these instruments are option collars that are settled on a net basis with the bank, we have not recorded the gross underlying notional amounts in our assets and liabilities as of September 30, 2009. For the three months ended September 30, 2009 we recognized $0.5 million in unrealized gains and our realized losses were $0.2 million. We recognized $0.9 million in unrealized losses on these instruments for the same period in 2008 and our realized losses were $0.1 million. For the nine months ended September 30, 2009 we recognized $0.1 million in realized and unrealized losses. We recognized $1.0 million in unrealized losses during the same period in 2008 and realized lossses for that period were $0.7 million.

We also performed a sensitivity analysis of the possible loss that could be incurred on these contracts as a result of movements in the Indian rupee. Changes of 10%, 15% and 20% of the underlying average exchange rate of our unsettled Indian rupee positions as of September 30, 2009 would result in maximum losses on these positions of $0.8 million, $1.2 million, and $1.7 million, respectively. Changes of 10%, 15% and 20% of the underlying average exchange rate of our unsettled British pound positions as of September 30, 2009 would result in maximum losses on these positions of $0.2 million, $0.3 million, and $0.4 million, respectively. Positions expire in October and November of 2009 and therefore, any losses in respect to these positions after September 30, 2009 would be recognized in the three months ending September 30, 2009.

For additional quantitative and qualitative disclosures about market risk affecting Sapient, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness, as of September 30, 2009, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on our evaluation our CEO and CFO have concluded that our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims that have arisen in the course of our business and that have not been fully adjudicated in which the damages claimed under such actions, in the aggregate, total approximately $3.1 million as of September 30, 2009. We have accrued at September 30, 2009 approximately $0.5 million related to certain of these items. We intend to defend these matters vigorously, however, the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that we have accrued.

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

In particular, our GDD model depends heavily on our offices in Delhi, Bangalore and Noida, India. Any escalation in the political or military instability in India or Pakistan or the surrounding countries, or a business interruption resulting from a natural disaster, such as an earthquake, could hinder our ability to use GDD successfully and could result in material adverse effects to our business, financial condition and results of operations. Furthermore, the delivery of our services from remote locations causes us to rely on data, phone, power and other networks which are not as reliable in India as those in other countries where we operate. Any failures of these systems, or any failure of our systems generally, could affect the success of our GDD model. Remote delivery of our services also increases the complexity and risk of delivering our services, which could affect our ability to satisfy our clients’ expectations or perform our services within the estimated time frame and budget for each project. Changes to government structure or policies in countries in which we operate could negatively impact our operations if such changes were to limit or cease any benefits that may currently be available to us. For example, although the Indian government has historically offered generous tax incentives to induce foreign companies to base operations in India, new taxes such as the Fringe Benefit Tax have been introduced in recent years that partially offset those benefits. In April 1, 2009 the 10 year income-tax incentive of one of our Software Technology Parks (“STPs”) Units in India expired. Beginning April 1, 2010 the income-tax incentive applicable to our other two STPs Units in India are scheduled to expire. This expiration of incentives may adversely affect our cost of operations and increase the risk of delivering our services on budget for client projects. Expiration of benefits provided to us by having operations based in India could have a material adverse effect on our business, financial condition and results of operations.

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

We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international service revenues were $201.6 million for the nine months ended September 30, 2009. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues and receivables, purchases, payroll and investments. We also have a significant amount of foreign currency operating income and net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk because we incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. While we have entered into foreign currency offsetting option positions that allow the Company partially to hedge certain short-term translation exposures in Indian rupee and British pound sterling currency, and may in the future enter into foreign currency exchanges swaps and purchases as well as sales of foreign currency options, we will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge foreign currencies. There is no guarantee that such hedging activity will be effective or that our financial condition will not be negatively impacted by the currency exchange rate fluctuations of the Indian rupee versus the U.S. dollar. Costs for our delivery of services, including labor, could increase as a result of the decrease in value of the U.S. dollar against the Indian rupee, affecting our reported results.

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

Our marketable securities portfolio, which totaled, at amortized cost, $19.1 million at September 30, 2009 included ARS investments with an amortized cost of $17.9 million from various issuers collateralized by student loans and municipal debt. ARS investments are principally investments with long-term contractual maturities but with interest rates that are reset every seven to thirty-five days by auctions. At the end of each reset period, investors can sell or continue to hold the securities at par. On February 13, 2008 certain ARS investments that we held experienced failed auctions that limited the liquidity of these investments. Due to our inability to sell these securities at auction since February 13, 2008, on November 5, 2008, we accepted an offer from UBS AG (“UBS”), one of our investment brokers through whom we purchased $16.4 million of our ARS, that grants us the right to sell to UBS $16.4 million of our total $17.9 million ARS position, at par, at any time during a two-year period beginning September 30, 2010 (the “Put Right”).

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

Approximately 44% of our projects are based on fixed-price contracts, rather than contracts in which payment to us is determined on a time and materials, or other basis. Our failure to estimate accurately the resources and schedule required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We are consistently entering into contracts for large projects that magnify this risk. We have been required to commit unanticipated additional resources to complete projects in the past, which has occasionally resulted in losses on those contracts. We will likely experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the project engagement, which could result in a fixed price that is too low. Therefore, any changes from our original estimates could adversely affect our business, financial condition and results of operations.

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

Jerry A. Greenberg, our former Co-Chairman of the Board of Directors and Chief Executive Officer of the Company, and J. Stuart Moore, our former Co-Chairman of the Board of Directors and Co-Chief Executive Officer and current member of our Board of Directors, own, in the aggregate, approximately 22% of our outstanding common stock as of October 30, 2009. As a result, they have the ability to substantially influence and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.

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

Signature	Title	Date

/s/ Alan J. Herrick Alan J. Herrick	President and Chief Executive Officer (Principal Executive Officer)	November 5, 2009

/s/ Joseph S. Tibbetts, Jr. Joseph S. Tibbetts, Jr.	Chief Financial Officer (Principal Financial Officer)	November 5, 2009