Form 10-K
period 2009-12-31
SAPIENT CORP
filed 2010-02-23
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-28074
Sapient Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3130648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 Dartmouth Street, Boston, MA (Address of principal executive offices)	02116 (Zip Code)

617-621-0200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value per share	The Nasdaq Global Select Stock Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $697 million based on the closing sale price as reported on the Nasdaq Global Select Stock Market. Solely for purposes of the foregoing calculation, “affiliates” are deemed to consist of each officer and director of the registrant, and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2010

Common Stock, $0.01 par value per share	133,101,181 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2010 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

SAPIENT CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2009

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Annual Report, including those related to our cash and liquidity resources and our cash expenditures related to dividend payments and restructuring, as well as any statements other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Annual Report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Annual Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

i

PART I

Item 1.	Business

General

Sapient Corporation (“Sapient” or the “Company”) 1 is a global services company that helps clients leverage marketing and technology to transform their businesses. We provide the following services that enable our clients to gain a competitive advantage and succeed in a customer-centric, digitally-led world.

SapientNitro (formerly Sapient Interactive and Nitro Ltd.) provides brand and marketing strategy, creative work, web design and development, emerging media expertise and traditional advertising services. Through this group, we combine multi-channel marketing and commerce, and the technology that binds them, to influence customer behavior across the spectrum of our clients’ communication channels, resulting in deeper, more meaningful relationships between customers and brands.

Sapient Global Markets is a premier provider of services to leaders in today’s financial and commodity markets. We provide a full range of capabilities to help our clients grow and enhance their businesses, create robust and transparent infrastructure, manage operating costs, and foster innovation throughout their organizations. Our integrated capabilities include advisory services, analytics, technology, and business process solutions. We also apply unique methodologies in program management, technology development and process outsourcing to enable our clients to take advantage of opportunities, and meet the challenges present, in today’s dynamic market and regulatory landscapes.

Sapient Government Services is a leading provider of consulting, technology, and marketing services to a wide array of U.S. governmental agencies. Focused on driving long-term change and transforming the citizen experience, we use technology to help agencies become more accessible and transparent. With a track record of delivering mission-critical solutions and the ability to leverage commercial best practices, we serve as trusted advisors to government agencies such as the Federal Bureau of Investigation, Library of Congress, National Institutes of Health and United States Department of Homeland Security.

Founded in 1990 and incorporated in Delaware in 1991, Sapient maintains a strong global presence with offices and over 7,000 employees in the United States, Canada, the United Kingdom, Germany, the Netherlands, Russia, Switzerland, Sweden, Singapore, Australia, China and India. Our headquarters and executive offices are located at 131 Dartmouth Street, Boston, Massachusetts 02116, and our telephone number is (617) 621-0200. Our stock trades on the Nasdaq Global Select Market under the symbol “SAPE.” Our Internet address is http://www.sapient.com. Material contained on our website is not incorporated by reference into this Annual Report.

Our clients consist of leading Global 2000 and other companies within the following industries in which we have extensive expertise (our “Representative Industries”): financial services, technology and communications, consumer and travel, energy services, government,health and education and automotive and industrial. We also provide services to federal, state and local government clients within the U.S. and to provincial and other governmental entities in Canada and Europe.

Integral to our service capabilities is our Global Distributed Delivery (“GDD”) model, which enables us to perform services on a continuous basis, through client teams located in North America, Europe, the Asia-Pacific region and India. Our GDD model involves a single, coordinated effort between development teams in a remote location (typically highly skilled business, technology, and creative specialists in our Gurgaon, Bangalore, and Noida India offices) and development and client teams in North America, Europe and the Asia-Pacific region. To work effectively in this globally distributed environment, we have developed extensive expertise and processes in coordinating project management and implementation efforts among the various development teams that we deploy to enable continuous project work. Through our GDD model, we believe that we deliver greater value to our clients at a competitive cost and in an accelerated timeframe. In addition to solution design and implementation, most of our long-term engagement and outsourcing relationships leverage our longstanding GDD execution model.

1 Unless the context otherwise requires, references in this Annual Report to “Sapient,” the “company,” “we,” “us” or “our” refer to Sapient Corporation and its wholly-owned subsidiaries.

We derive Recurring Revenues from several client relationships. Recurring Revenues are revenue contracts with a duration equal to or greater than twelve months in which the client has committed spending levels (which are cancelable) to us or has chosen us as an exclusive provider of certain services. In 2009, Recurring Revenues represented 44% of our global services revenues, compared to Recurring Revenues of 43% in 2008 and 44% in 2007. Further, in 2009 our five largest clients accounted for approximately 21% of our revenues in the aggregate and approximately 24% and 26% of our revenues in the aggregate in 2008 and 2007, respectively. In 2007, one client Sprint Nextel, accounted for more than 10% of our revenues, and no client accounted for 10% or more of our revenues either in 2008 or 2009.

We provide our services under both fixed-price and time and materials contracts. We price our work based on established rates that vary according to our professionals’ experience levels, roles and geographic locations.

Under our time and materials arrangements, we charge for our actual time and expenses incurred on an engagement. These arrangements may include an estimated fee range or a cap on our total fees. Under the latter circumstances, we assume the risk that we have correctly estimated the timeframe and level of effort required to complete any deliverables within the allotted fee cap.

In fixed-price contracts, we charge a fixed amount based on our anticipated total level of effort required for a project. For these arrangements, we similarly assume the risk of estimating correctly the scope of work and required resources for the applicable project. While we undertake rigorous project management throughout an engagement to ensure we deliver the project on time and on budget, we may recognize losses or lower profitability on capped arrangements or fixed-price contracts if we do not successfully manage these risks. These risks are magnified for large projects — which are increasingly part of our business — and multi-staged projects in which we perform our scope and labor estimates, and fix the total project price from inception through implementation, at an early stage of an engagement.

Segment Information

Throughout 2009, we managed and measured our business geographically through three business units. In North America, we operated our North America and Government Services business units. Through our Europe business unit, we delivered services in the United Kingdom, Germany, the Netherlands, Russia, Singapore, Sweden, Switzerland, Australia, China and India. Further information about these operating segments is located in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 in the Notes to Consolidated Financial Statements included in this Annual Report. For a presentation of the financial information about the geographic areas in which we conducted our business in 2009, please see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 in the Notes to Consolidated Financial Statements included in this Annual Report. The principal risks and uncertainties facing our business, operations and financial condition are discussed in Part I, Item 1A in this Annual Report.

Each business unit includes professionals based locally and, with respect to SapientNitro and Sapient Global Markets, professionals also based in our India offices. Within each business unit, we focus our sales and delivery efforts on clients within our Representative Industries. Through this global, Representative Industries focus, we have developed an extensive understanding of our clients’ markets that enables us to skillfully address the market dynamics and business opportunities that our clients face. This understanding also enables us to identify and focus on critical areas to help our clients grow, perform, and innovate.

Beginning the first quarter of 2010, we have been realigning our business units and internal reporting systems to better align our services with our business and operational strategy. We expect to complete the realignment of our business units in the first quarter of 2010 and begin reporting our future results of operations based on the following operating segments: SapientNitro, Sapient Global Markets and Sapient Government Services.

Acquisitions

In the past few years we have acquired certain businesses to enhance and/or complement our service offerings.

On July 1, 2009, we acquired 100% of the outstanding shares of NITRO Group Ltd. (“Nitro”), a global advertising network operating across North America, Europe, Australia and Asia. The acquisition added approximately 300 employees. We acquired Nitro to leverage its traditional advertising services with our digital commerce and marketing technology services.

On August 6, 2008, we acquired 100% of the outstanding shares of Derivatives Consulting Group Limited (“DCG”), a London-based international financial advisory firm that is a provider of derivatives consulting and outsourcing services to investment banks, hedge funds, asset managers and commercial banking clients. DCG is a leader in partnering with the financial services industry to provide derivative operations metrics and respond to the industry’s operational challenges. The DCG acquisition added approximately 200 employees and globally integrated services to our Global Markets practice, while expanding our trading and risk management capabilities in derivatives processing, local and offshore operations support, operations benchmarking and technology services.

Our Services

SapientNitro

SapientNitro services include brand and marketing strategy, award-winning creative work, web design and development, and emerging media expertise to solve our clients’ most challenging business problems. We integrate creative marketing concepts with technology tools and platforms designed to generate new customers and increase customer demand, create profitable customer relationships and build brand awareness and loyalty. SapientNitro services consist of integrated marketing and creative services; website and interactive development; traditional advertising; media planning and buying; strategic planning and marketing analytics; commerce technologies; and business applications.

Integrated Marketing and Creative Services

We conceive, design, develop and deliver seamlessly integrated, highly measurable multi-channel marketing and commerce experiences that are as efficient as they are engaging. Our marketing and creative services consist of:

•	visual concept, design and implementation via multiple media;

•	brand building and direct response programs; audience segmentation and profiling strategies;

•	customer loyalty strategies;

•	customer relationship strategy and implementation;

•	customer lead generation and management; and

•	integrated advertising campaigns.

Our strategic and creative capabilities span the entire spectrum of interactive and traditional media and include paid and natural search advertising; targeted email advertising campaigns; third party banner advertisement campaigns; print and television advertising; and viral marketing initiatives.

Web & Interactive Development

We conceive, develop and implement world class, award-winning websites for our clients. Our services include user interface design and development; site design and development; custom application development; user research and testing; content management and technology development and implementation, and quality assurance testing.

Traditional Advertising

We integrate our interactive marketing services with award-winning off-line media capabilities. Our services include brand strategy, copywriting, advertising creative, and production for print, radio, and television campaigns. By combining the best of traditional advertising with an expansive mix of interactive and emerging technology expertise, our traditional advertising not only creates and engineers highly relevant experiences, it helps accelerate business growth and fuels brand advocacy by eliminating the operational silos that often block business success.

Media Planning and Buying

We help our clients design and implement media and customer channel planning and buying strategies and purchase and arrange for placement of our clients’ advertisements in the media. Our media planning and buying services include media strategy development, website search engine marketing, email marketing, online advertising, viral and social media marketing, emerging channels marketing (e.g., online video, mobile technologies, social networking), gaming (placing advertisements in online games and creating “advergames”), real-time reporting and optimizing of the success of campaigns, and integration of our customers’ media spending strategy with their other marketing initiatives.

Strategic Planning & Marketing Analytics

We provide our clients a broad array of strategic planning services that are intended to maximize returns on their marketing initiatives investments. We combine our deep business and technology expertise to analyze how products, brands and consumers interact and the role that current and emerging technologies play in this relationship. Additionally, we apply expertise in marketing analytics to collect, analyze and report on online consumer behavior, and assist our clients to develop successful online marketing strategies and campaigns. Our array of strategic planning and marketing analytics services includes brand strategy development, consumer and market research (primary and secondary), advertising message content and medium strategy development, internet and blogosphere analytics (researching and analyzing what social networking websites and blogs say about our clients) and coordination, and management of mixed media (e.g., online and print media).

Commerce Technologies

We apply our substantial knowledge and expertise in marketing technologies to help our clients achieve their business goals. We offer our clients BridgeTrack®, a proprietary advertising campaign tracking and measurement software application that enables customers to measure the effectiveness of an online campaign in real-time and, in turn, improve results at the earliest possible phase of their campaigns by re-allocating marketing dollars across those marketing channels that are generating the best return on investment. BridgeTrack generates real-time reporting and optimization of advertising campaigns across multiple media channels, including advertising via email, website displays/banner ads and internet natural search advertising. Through BridgeTrack, our clients see how consumers react to their online marketing campaigns — whether, for example, consumers ultimately decide to buy the client’s offerings, even if the consumers make a purchase at a later date. Our marketing technologies services, in addition to BridgeTrack, include e-commerce platform selection and implementation, selection and implementation of advertising campaign management systems, application integration and research and implementation of emerging technologies.

We also devise content, collaboration, commerce and IT strategies that improve our clients’ competitive position and performance, as well as the value they realize from their IT portfolio. We apply our substantial expertise in diverse technologies and our understanding of each client’s business issues to design solutions that align, and create a roadmap for the achievement of, the client’s business objectives. Our areas of content, collaboration, commerce and IT strategy expertise include:

•	Business and commercial process consulting

•	e-business & web strategy

•	IT governance & advisory services

•	IT strategy for SAP

•	program management office

Business Applications

Our substantial industry expertise and understanding of our clients’ customers, partners, competitors and processes enable us to rapidly define user requirements and gain alignment among client executives, chief marketing officers, chief information officers, chief technology officers and other client decision makers concerning the design of mission-critical business applications. Additionally, we apply our expertise in business processes, enabling technologies and applications, and user-centered design to create and implement business and technology solutions that achieve substantial returns on our clients’ IT investments. We maintain expertise in both custom software development and working with existing software suites, such as application integration packages, content management and delivery systems, customer relationship management software and order management systems. Our primary areas of software development expertise are:

•	Business applications;

•	Customer relationship solutions;

•	Custom & package applications;

•	Enterprise resource planning;

•	Supply chain solutions; and

•	Web solutions.

We have many years of experience working with technologies that can improve our clients’ businesses, including, more than 13 years of experience with wireless technologies; more than 15 years of experience with Internet solutions; more than 17 years of experience integrating package applications with legacy systems; and more than 18 years of experience with client/server and UNIX solutions. More recently, we have been an implementer of technologies such as Microsoft.NET, Web Services, SAP, and Business Process Management platforms. We combine this technology expertise with our design skills and our deep understanding of user needs to ensure that our client solutions are effectively adopted by their intended audiences.

Sapient Global Markets

Sapient Global Markets operates in key centers relevant to the global financial and commodity markets, including New York, London, Geneva, Amsterdam, Singapore, Chicago, Boston, Toronto, Houston and Calgary. We also operate large technology development and operations outsourcing centers in Gurgaon, Noida and Bangalore, India.

Advisory Services

Advisory Services studies and develops best practices in business processes, technology architecture and program management to develop industry-leading solutions throughout the trade and client management lifecycle in our clients’ businesses. Our business analysts, system architects, designers, and program managers are, in many cases, former practitioners and, thus, apply real-world experience when customizing solutions for our clients. We focus on the following core capabilities within Advisory Services:

•	Strategy alignment;

•	Subject matter expertise;

•	Organizational design and change management;

•	Process and architecture definition;

•	Program management; and

•	Training.

Analytics

Our Analytics group comprises some of the industry’s leaders in areas such as portfolio valuation and benchmarking as well as assessing market, credit and operational risk management techniques. Key engagements of this group have included; helping value and manage our client’s remaining portfolios following one of the greatest bank failures in history; and benchmarking the trade lifecycle processes of the largest investment banks in the world in support of their commitments to operational excellence made to the U.S. Federal Reserve. Our current offerings include:

•	Industry Benchmarks:

•	Derivatives;

•	Commodities;

•	Distressed assets; and

•	Wealth management;

•	Audits and process reviews;

•	Benchmark driven roadmaps; and

•	Trade and portfolio valuations.

Technology

Our Technology practice, in conjunction with our Advisory Services group, designs, develops, integrates, supports and tests software solutions for the most critical functions of today’s market participants. Our capabilities range from custom software development to third-party system integration to the establishment of customized offshore development centers for our clients. We also maintain core teams specializing in all of today’s most relevant technology platforms and uniquely instill these teams with industry-leading business knowledge to insure that we create technology solutions with the full context of the business environment embedded into our solutions. Our specific capabilities include:

•	Core Technologies: Java and Microsoft environments, application server platforms and middleware/EAI technologies, databases and connectivity to legacy systems.

•	Platforms and Operating Systems: Commonly used platforms such as the UNIX and Microsoft Windows family of operating systems, and Linux and associated hardware platforms.

•	Packages and Application Suites: Capabilities and partnerships with top package providers in trading and risk management, order management systems (OEM), customer relationship management (CRM), and supply chain management (SCM).

•	Application Maintenance: Our application maintenance services include helpdesk support (i.e., user inquiries), production support (incident triaging, problem tracking/routing, resolution coordination), ongoing maintenance (bug fixes, upgrades, capacity planning, and documentation), adoption (user training, transition and change management), application enhancements and program management (e.g., change management, release planning and communication).

•	Application Testing: We offer our clients extensive application testing services. We combine our deep expertise in delivering testing solutions for hundreds of projects globally with our GDD model to help our clients reduce cost by leveraging both onshore and offshore-testing teams to deliver 24-hour test operations; reduce testing lifecycles by decreasing testing errors, test cycles and by increasing automation; increase service levels through rigorous testing-service-level agreements; and deliver outstanding results through integration of our testing services with our clients’ business, development, and infrastructure teams.

Process Solutions

Our Process Solutions group designs, implements, executes and enables offshore delivery of some of the most difficult trading and risk management processes within the global markets arena. Bolstered by our 2008 acquisition of the London-based DCG, Process Solutions is unique in the global markets industry for its combination of deep industry expertise, customized outsourcing methodology and ability to innovate solutions to some of the day’s most pressing trade management issues. Representative work includes master agreement negotiation, confirmation reconciliation, settlement calculation, collateral management, and clearing. Further, Process Solutions has worked at the center of several of the largest bank mergers in recent history, developing and implementing plans for integrating two entities into one.

Additionally, in 2009, we launched a major initiative to take our industry-leading onshore process capabilities and offer the same solutions to our clients leveraging our offshore capabilities in India. We developed a unique methodology for transitioning these processes, and several of our clients have begun transitioning substantial portions of their processes offshore to our offices in Gurgaon and Bangalore. Our expertise in complex areas such as derivatives has enabled our clients to consider higher-order processes for outsourcing than previously possible. Further, by co-locating our technology and process activities in India for a single client, we have been developing important new solutions and capabilities for our clients, including the automation of complex processes in a single, unified environment.

We pride ourselves on our record of attracting, training and retaining the highest quality professionals available in the market. In 2006 we developed the unique “Institute of Trading and Risk Management,” a four-month course for incoming staff designed to provide grounding in the processes and technologies supporting the clients and industries we serve. This deep commitment to people and our unique “People Strategy” has given us one of the highest employee retention rates in the industry and is routinely a hallmark of customer feedback and clearly linked to our consistently high customer satisfaction scores.

Sapient Government Services

Sapient Government Services offers a robust suite of high-value services including program planning and governance; technology development and integration; strategic communications and process engineering. Our services help U.S. Government agencies align stakeholders, programs, and systems in support of mission integration, while driving successful change and creating a culture of continuous improvement.

Program Planning and Governance

We perform strategic planning, enterprise architecture development, program management, and IT governance services for large-scale, multi-vendor initiatives to ensure on-time, on-budget delivery of solutions that provide the right results for our clients.

Technology Development and Integration

We rapidly prototype new solutions and integrate critical business processes and information for our clients. Through systems engineering, we rationalize IT infrastructures to reduce cost and complexity while retiring legacy infrastructures, streamlining existing systems, and incorporating the best commercial products.

Strategic Communications

We develop communications strategies that align our clients’ stakeholders and business users’ buy-in to ensure their needs are considered in program and system design. We conduct our propriety Fusion workshops to validate the clients’ proposed approach, gather requirements, and design effective project roadmaps. Additionally, we provide marketing services to convert business users into program advocates and ensure high, sustained adoption of new processes and tools.

Process Engineering

We provide knowledge management, mission needs analysis, and requirements and design services to enable business users to streamline their business processes, tools, and metrics; enhance productivity and effectiveness; and enable continuous improvement. We also employ our expertise in process management to streamline our clients’ critical business processes, thereby reducing waste and optimizing efficiency.

Alliances

We focus on building the right results for our clients’ businesses. To support this focus, we work closely with alliance partners to develop industry leading solutions that we can deliver to meet our clients’ needs. We have established global partnerships with industry leaders including Art Technology Group, IBM, Microsoft, Google and Oracle and have a skilled knowledge base in their products to help our clients solve their business challenges through technology. Further, we have formed Centers of Excellence, comprising dedicated, globally distributed teams with deep application knowledge and a proven track record in implementing solutions based on Sapient’s strategic partner technologies. Through our expert knowledge and commitment to collaboration, we help our clients identify and implement faster the right solutions at lower overall costs.

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

We also collaborate with our partners to selectively target specific markets and opportunities to offer quality repeatable solutions, frameworks and components that speed deployment and time-to-value for our customers. Additionally, our alliance partners provide us advance information and access to their product road maps to ensure that our technology solutions are more cost-effective to build and maintain over the long-term.

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

As of December 31, 2009 we had 7,052 full-time employees, consisting of 6,037 project personnel, 939 general and administrative personnel and 76 sales and marketing personnel. None of our employees is subject to a collective bargaining agreement. We believe that we have good relationships with our employees.

Selling and Marketing

Our global marketing team strives to build greater brand awareness and drive client acquisition, retention and loyalty in all markets in which we operate. We conduct marketing activities at the company, industry and service levels across SapientNitro, Sapient Global Markets and Sapient Government Services.

Our dedicated team drives globally integrated initiatives including, but not limited to, the following: developing and implementing an overall global marketing and brand strategy for Sapient; executing thought leadership campaigns; sponsoring focused multi-client events; cultivating media and industry analyst relations; conducting market research and analysis; sponsoring and participating in targeted industry conferences, award shows and events; creating marketing assets and materials to assist client-development teams with lead generation; and publishing our web site, http://www.sapient.com.

We organize our sales professionals primarily along industry lines. We believe that the industry and geographic focus of our sales professionals enhances their knowledge and expertise in these industries and generates additional client engagements.

Competition

The markets for the services we provide are highly competitive. We believe that we compete principally with large systems consulting and implementation firms, traditional and interactive advertising and marketing agencies, offshore consulting and outsourcing companies, and clients’ internal IT departments. To a lesser extent, we compete with boutique consulting firms that maintain specialized skills and/or are geographically focused. With respect to our Government Services business unit, we both compete and partner with large defense contractors.

We believe that the principal competitive factors in our markets include: ability to solve business problems; ability to provide creative concepts and solutions; expertise and talent with advanced technologies; global scale; expertise in delivering complex projects through teams located in globally distributed geographies; availability of resources; quality and speed of delivery; price of solutions; industry knowledge; technology-enabled marketing expertise; understanding of user experience; and sophisticated project and program management capability.

We also believe that we compete favorably when considering these factors and that our ability to deliver business innovation and outstanding value to our clients on time and on budget, our GDD model, and our successful track record in doing so, distinguish us from our competitors.

Intellectual Property Rights

We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary consulting methodology, custom-developed software and other rights. We enter into confidentiality agreements with our employees, subcontractors, vendors, professionals and clients, and limit access to and distribution of our proprietary information.

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

We have offices throughout the world. Our international operations are a significant percentage of our total revenues, and our GDD model is a key component of our ability to deliver our services successfully. Our international operations are subject to inherent risks, including:

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

In particular, our GDD model depends heavily on our offices in Gurgaon, Bangalore and Noida, India. Any escalation in the political or military instability in India or Pakistan or the surrounding countries, or a business interruption resulting from a natural disaster, such as an earthquake, could hinder our ability to use GDD successfully and could result in material adverse effects to our business, financial condition and results of operations. Furthermore, the delivery of our services from remote locations causes us to rely on data, phone, power and other networks which are not as reliable in India as those in other countries where we operate. Any failures of these systems, or any failure of our systems generally, could affect the success of our GDD model. Remote delivery of our services also increases the complexity and risk of delivering our services, which could affect our ability to satisfy our clients’ expectations or perform our services within the estimated time frame and budget for each project. Changes to government structure or policies in countries in which we operate could negatively impact our operations if such changes were to limit or cease any benefits that may currently be available to us. For example, although the Indian government has historically offered generous tax incentives to induce foreign companies to base operations in India, new taxes have been introduced in recent years that partially offset those benefits. On April 1, 2009 the income-tax incentive of one of our Software Technology Parks (“STPs”) Units in India expired. Beginning April 1, 2011, the income-tax incentives applicable to our other two STPs Units in India are scheduled to expire. In addition, in 2009 we established a new India unit which is eligible for a five year, 100% tax holiday. This expiration of incentives may adversely affect our cost of operations and increase the risk of delivering our services on budget for client projects. Expiration of benefits provided to us by having operations based in India could have a material adverse effect on our business, financial condition and results of operations.

Our business, financial condition and results of operations may be materially impacted by military actions, global terrorism, natural disasters and political unrest.

Military actions in Iraq, Afghanistan and elsewhere, global terrorism, natural disasters and political unrest are among the factors that may adversely impact regional and global economic conditions and, concomitantly, client investments in our services. In addition to the potential impact of any of these events on the business of our clients, these events could pose a threat to our global operations and people. Specifically, our people and operations in India could be impacted if the recent rise in civil unrest, terrorism and conflicts with bordering countries in India were to increase significantly. As a result, significant disruptions caused by such events could materially and adversely affect our business, financial condition and results of operations.

If we do not attract and retain qualified professional staff, we may be unable to perform adequately our client engagements and could be limited in accepting new client engagements.

Our business is labor intensive, and our success depends upon our ability to attract, retain, train and motivate highly skilled employees. The improvement in demand for marketing and business and technology consulting services has further increased the need for employees with specialized skills or significant experience in marketing, business and technology consulting, particularly at senior levels. We have been expanding our operations, and these expansion efforts will be highly dependent on attracting a sufficient number of highly skilled people. We may not be successful in attracting enough employees to achieve our expansion or staffing plans. Furthermore, the industry turnover rates for these types of employees are high, and we may not be successful in retaining, training and motivating the employees we attract. Any inability to attract, retain, train and motivate employees could impair our ability to manage adequately and complete existing projects and to bid for or accept new client engagements. Such inability may also force us to increase our hiring of expensive independent contractors, which may increase our costs and reduce our profitability on client engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce and other resources. Our future success will depend on our ability to manage the levels and related costs of our workforce and other resources effectively.

We earn revenues, incur costs and maintain cash balances in multiple currencies, and currency fluctuations affect our financial results.

We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international service revenues were $285.8 million for 2009. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues and receivables, purchases, payroll and investments. We also have a significant amount of foreign currency operating income and net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk because we incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. While we have entered into foreign currency offsetting option positions that allow the Company partially to hedge certain short-term translation exposures in Indian rupee and British pound sterling currency, and may in the future enter into foreign currency exchanges swaps and purchases as well as sales of foreign currency options, we will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge foreign currencies. There is no guarantee that such hedging activity will be effective or that our financial condition will not be negatively impacted by the currency exchange rate fluctuations of the Indian rupee versus the U.S. dollar. Costs for our delivery of services, including labor, could increase as a result of the decrease in value of the U.S. dollar against the Indian rupee, affecting our reported results.

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

Due to our current inability to sell certain of our Auction Rate Securities (“ARS”), the securities may experience additional declines in value, and funds associated with the securities may be inaccessible for more than 12 months, which may have a material adverse impact to our financial condition.

Our marketable securities portfolio, which totaled, at amortized cost, $17.9 million as of December 31, 2009, included ARS investments with an amortized cost of $16.4 million from various issuers collateralized by student loans. ARS investments are principally investments with long-term contractual maturities but with interest rates that are reset every seven to thirty-five days by auctions. At the end of each reset period, investors can sell or continue to hold the securities at par. In 2008 our ARS investments experienced failed auctions that limited the liquidity of these investments. Due to our inability to sell these securities at auction, on November 5, 2008, we accepted an offer from UBS AG (“UBS”), one of our investment brokers through whom we purchased the aforementioned $16.4 million of ARS. The offer grants us the right to sell to UBS our $16.4 million of ARS position, at cost, at any time during a two-year period beginning June 30, 2010 (the “Put Right”).

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

Our profits may decrease and/or we may incur significant unanticipated costs if we do not accurately estimate the costs of fixed-price engagements.

Approximately 42% of our projects are based on fixed-price contracts, rather than contracts in which payment to us is determined on a time and materials or other basis. Our failure to estimate accurately the resources and schedule required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We are consistently entering into contracts for large projects that magnify this risk. We have been required to commit unanticipated additional resources to complete projects in the past, which has occasionally resulted in losses on those contracts. We will likely experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the project engagement, which could result in a fixed price that is too low. Therefore, any changes from our original estimates could adversely affect our business, financial condition and results of operations.

Our profitability will be adversely impacted if we are unable to maintain our pricing and utilization rates as well as control our costs.

Our profitability derives from and is impacted primarily by three factors, primarily: (i) the prices for our services; (ii) our professionals’ utilization or billable time, and (iii) our costs. To achieve our desired level of profitability, our utilization must remain at an appropriate rate, and we must contain our costs. Should we reduce our prices in the future as a result of pricing pressures, or should we be unable to achieve our target utilization rates and costs, our profitability could be adversely impacted and our stock price could decline materially.

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

Most of our contracts can be canceled by the client with limited advance notice and without significant penalty. A client’s termination of a contract for our services could result in a loss of expected revenues and additional expenses for staff that were allocated to that client’s project. We could be required to maintain underutilized employees who were assigned to the terminated contract. The unexpected cancellation or significant reduction in the scope of any of our large projects, or client termination of one or more recurring revenue contracts (see explanation of “Recurring Revenues” in Part I, Item 1, above), could have a material adverse effect on our business, financial condition and results of operations.

We may be liable to our clients for substantial damages caused by our unauthorized disclosures of confidential information, breaches of data security, failure to remedy system failures or other material contract breaches.

We frequently receive confidential information from our clients, including confidential customer data that we use to develop solutions. If any person, including one of our employees, misappropriates client confidential information, or if client confidential information is inappropriately disclosed due to a breach of our computer systems, system failures or otherwise, we may have substantial liabilities to our clients or client customers.

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

Although we attempt to limit the amount and type of our contractual liability for our breaches of confidentiality or data security, defects in the applications or systems we deliver or other material contract breaches that we may commit during the performance of our services (collectively, “Contract Breaches”), in certain circumstances we agree to unlimited liability for Contract Breaches. Additionally, while we carry insurance that is intended to mitigate our liabilities for such Contract Breaches, we cannot be assured that our insurance coverages will be applicable and enforceable in all cases, or sufficient to cover substantial liabilities that we may incur. Further, we cannot be assured that contractual limitations on liability will be applicable and enforceable in all cases. Accordingly, even if our insurance coverages or contractual limitations on liability are found to be applicable and enforceable, our liability to our clients for Contract Breaches could be material in amount and affect our business, financial condition and results of operations. Moreover, such claims may harm our reputation and cause us to lose clients.

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

Our success depends, in part, upon our proprietary methodology and other IP rights. We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. We enter into confidentiality agreements with our employees, contractors, vendors and clients, and limit access to and distribution of our proprietary information. We cannot be certain that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our IP rights.

Our stock price is volatile and may result in substantial losses for investors.

The trading price of our common stock has been subject to wide fluctuations, particularly in the second half of 2008 and the first half of 2009. Our trading price could continue to be subject to wide fluctuations in response to:

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

Jerry A. Greenberg, our former Co-Chairman of the Board of Directors and Chief Executive Officer of the Company, and J. Stuart Moore, our former Co-Chairman of the Board of Directors and Co-Chief Executive Officer and current member of our Board of Directors, own, in the aggregate, approximately 22% of our outstanding common stock as of February 16, 2010. As a result, they have the ability to substantially influence and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.

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

We may be unable to achieve anticipated benefits from acquisitions.

The anticipated benefits from any acquisitions that we may undertake might not be achieved. For example, if we acquire a company, we cannot be certain that clients of the acquired business will continue to conduct business with us, or that employees of the acquired business will continue their employment or integrate successfully into our operations and culture. The identification, consummation and integration of acquisitions and joint ventures require substantial attention from management. The diversion of management’s attention, as well as any difficulties encountered in the integration process, could have an adverse impact on our business, financial condition and results of operations. Further, we may incur significant expenses in completing any such acquisitions, and we may assume significant liabilities, some of which may be unknown at the time of such acquisition.

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

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. We may in the future identify material weaknesses in our internal control over financial reporting. Further, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, regardless of the adequacy of such controls. Should we fail either to maintain adequate internal controls or implement required new or improved controls, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors could lose faith in the reliability of our financial statements. Consequently, the price of our securities may be adversely and materially impacted.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.

Our effective tax rate could be adversely impacted by several factors, some of which are outside our control, incuding:

•	Changes in relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•	Changes in tax laws and the interpretation of those tax laws;

•	Changes to our assessments about the realizability of our deferred tax assets which are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies and the economic environment in which we do business;

•	The outcome of future tax audits and examinations;

•	Changes in generally accepted accounting principles that affect the accounting for taxes.

In the ordinary course of our business, many transactions occur where the ultimate tax determination is uncertain. Significant judgment is required in determining our worldwide provision for income taxes. Although we believe our tax estimates are reasonable, the final determination could be materially different from our historical tax provisions and accruals.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters and principal administrative, finance, selling and marketing operations are located in approximately 32,000 square feet of leased office space in Boston, Massachusetts. We also lease offices in other parts of the United States and in Canada, Europe, Asia and Australia. We do not own any material real property. Substantially all of our office space is leased under long-term leases with varying expiration dates.

Item 3.	Legal Proceedings

We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims that have arisen in the course of our business and that have not been fully adjudicated in which the damages claimed under such actions, in the aggregate, total approximately $3.1 million as of December 31, 2009. We have accrued at December 31, 2009 approximately $0.5 million related to certain of these items. We intend to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that we have accrued.

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

Market Price of Common Stock

Our common stock is quoted on the Nasdaq Global Select Stock Market under the symbol “SAPE.” The following table sets forth, for the periods indicated, the high and low intraday sale prices for our common stock.

	High	Low

2008:
First Quarter	$8.97	$6.10
Second Quarter	$7.75	$6.14
Third Quarter	$9.97	$5.84
Fourth Quarter	$7.46	$3.30
2009:
First Quarter	$5.01	$3.25
Second Quarter	$6.46	$4.26
Third Quarter	$8.44	$5.66
Fourth Quarter	$9.02	$6.99

The following graph compares the cumulative five-year total stockholder return on our common stock from December 31, 2004 through December 31, 2009, with the cumulative five-year total return, during the equivalent period, on the (i) NASDAQ Composite Index and (ii) Dow Jones US Technology Index. The comparison assumes the investment of $100 on December 31, 2004 in our common stock and in each of the comparison indices and, in each case, assumes reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Sapient Corporation, The NASDAQ Composite Index
And The Dow Jones US Technology Index

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Sapient Corporation	100.00	71.93	69.41	111.38	56.13	104.55
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
Dow Jones US Technology	100.00	103.31	113.75	131.60	75.19	123.67

On February 16, 2010, the last reported sale price of our common stock was $8.38 per share. As of February 16, 2010, there were approximately 479 holders of record of our common stock and approximately 11,097 beneficial holders of our common stock.

On February 18, 2010 we declared a special dividend of $0.35 per share for all shareholders as of the record date of March 1, 2010, payable on March 15, 2010. In addition, we declared a special dividend equivalent payment of $0.35 per Restricted Stock Unit (“RSU”) for all outstanding RSU awards as of March 1, 2010, to be paid in shares when the awards vest. If an RSU does not vest, the dividend is forfeited.

Issuer Purchases of Equity Securities

We did not make any purchases during the three months ended December 31, 2009.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and management’s discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report. The balance sheet data at December 31, 2009 and 2008 and the statement of operations data for each of the three years ended December 31, 2009, 2008 and 2007 are derived from the audited consolidated financial statements for such years, included elsewhere in this Annual Report. The statement of operations data set forth below for the years ended December 31, 2006 and 2005 and the balance sheet data set forth below at December 31, 2007, 2006 and 2005 are derived from our consolidated financial statements not included in the annual report and are presented herein on an unaudited basis.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Statement of Operations Data(1):
Revenues:
Service revenues	$638,884	$662,412	$546,438	$405,582	$313,556
Reimbursable expenses	27,794	25,076	19,551	16,061	13,542

Total gross revenues	666,678	687,488	565,989	421,643	327,098

Operating expenses:
Project personnel expenses	435,859	435,508	372,363	270,213	187,082
Reimbursable expenses	27,794	25,076	19,551	16,061	13,542

Total project personnel expenses and reimbursable expenses	463,653	460,584	391,914	286,274	200,624
Selling and marketing expenses	31,931	36,233	33,113	24,025	13,718
General and administrative expenses	118,018	123,188	120,617	109,022	84,725
Restructuring and other related charges	4,548	194	32	1,912	6,374
Amortization of intangible assets	5,146	2,660	2,038	3,564	1,104
Acquisition costs and other related charges	2,962	—	—	—	—

Total operating expenses	626,258	622,859	547,714	424,797	306,545

Income (loss) from operations	40,420	64,629	18,275	(3,154)	20,553
Other income, net	267	1,280	422	1,929	92
Interest income, net	2,889	5,806	5,478	4,238	4,181

Income from continuing operations before income taxes,
discontinued operations and cumulative effect of accounting change	43,576	71,715	24,175	3,013	24,826

(Benefit from) provision for income taxes:
Provision for income taxes	13,735	9,239	8,959	4,432	3,677
Benefit from release of valuation allowance	(58,285)	—	—	—	(4,289)

(Benefit from) provision for income taxes	(44,550)	9,239	8,959	4,432	(612)

Income (loss) from continuing operations before discontinued,
operations and cumulative effect of accounting change	88,126	62,476	15,216	(1,419)	25,438
(Loss) income from discontinued operations	—	—	—	(433)	961
Gain on disposal of discontinued operations (net of tax provision of $342)	—	—	—	4,834	—

Income before cumulative effect of accounting change	88,126	62,476	15,216	2,982	26,399
Cumulative effect of accounting change	—	—	—	154	—

Net income	$88,126	$62,476	$15,216	$3,136	$26,399

Basic income (loss) per share from continuing operations	$0.69	$0.50	$0.12	$(0.01)	$0.20

Diluted income (loss) per share from continuing operations	$0.66	$0.48	$0.12	$(0.01)	$0.20

Basic net income per share	$0.69	$0.50	$0.12	$0.03	$0.21

Diluted net income per share	$0.66	$0.48	$0.12	$0.03	$0.20

Weighted average common shares	127,969	125,988	124,180	123,692	124,725
Weighted average dilutive common share equivalents	4,912	3,176	3,711	—	5,034

Weighted average common shares and dilutive common share equivalents	132,881	129,164	127,891	123,692	129,759

	Year Ended December 31,
	2009	2008	2007	2006	2005

Balance Sheet Data:
Working capital	$276,564	$198,062	$189,201	$148,899	$179,528
Total assets	594,919	452,270	407,604	342,064	286,051
Total long-term liabilities	21,207	22,393	20,598	18,386	19,671
Redeemable common stock	—	—	290	480	671
Total stockholders’ equity(2)	$426,201	$301,947	$260,559	$214,497	$201,420

(1)	We sold our HWT, Inc. (“HWT”) unit in May 2006. As a result, operating results of this subsidiary for all prior periods presented have been reclassified into the caption “(Loss) income from discontinued operations.”

(2)	On February 18, 2010 we declared a special dividend of $0.35 for all holders of Sapient common stock as of the record date March 1, 2010.

*	In addition, we declared a special dividend equivalent payment of $0.35 per Restricted Stock Unit (“RSU”) for all outstanding RSU awards as of March 1, 2010, to be paid in shares when the awards vest. If a RSU does not vest, the dividend is forfeited.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company

Sapient Corporation (“Sapient” or the “Company”), a global services firm, helps clients compete, evolve and grow in an increasingly complex marketplace. We market our services through two primary areas of focus — SapientNitro and Sapient Global Markets — positioned at the intersection of marketing, business and technology. Sapient, one of the world’s largest independent interactive marketing agencies, provides brand and marketing strategy, creative work, web design and development and emerging media expertise through its SapientNitro services. We also provide traditional advertising capabilities, offering a complete, multi-channel marketing and commerce solution for clients. Sapient provides business and information technology (“IT”) strategy, process and system design, program management, custom development and package implementation, systems integration and outsourced services, including testing, maintenance and support through Sapient Global Markets. Through our Trading and Risk Management (“TRM”) practice, a core focus area within Sapient Global Markets, we bring more than 15 years of experience to fully service trading and risk enterprises. With our 2008 acquisition of Derivatives Consulting Group Ltd. (“DCG”), a leading provider of derivatives consulting and outsourcing services, we added a globally integrated service in derivatives processing to our TRM practice capabilities.

During 2009 (the twelve months ended December 31, 2009), we continued to utilize our India-based effort on our Global Distributed Delivery (“GDD”) projects. Our billable days or level of effort incurred by our Indian people as a percentage of total Company billable days decreased three points to 58% for 2009 compared to 61% in 2008 (the twelve months ended December 31, 2008). Our proprietary GDD methodology enables us to provide high-quality, cost-effective solutions under accelerated project schedules. By engaging India’s highly skilled technology specialists, we can provide services at lower total costs as well as offer a continuous delivery capability resulting from time differences between India and the countries we serve. We also employ our GDD methodology to provide application management services.

Founded in 1990 and incorporated in Delaware in 1991, Sapient maintains a strong global presence with 7,052 worldwide employees as of December 31, 2009 in offices in the United States, Canada, the United Kingdom, Germany, the Netherlands, Russia, Sweden, Switzerland, Singapore, Australia, China and India.

Summary of Results of Operations

With the global economic downturn that began in the latter half of 2008 and continued into 2009, we faced a challenging environment of economic contraction in many of the industries and geographies in which we operate.

Our service revenues for 2009 were $638.9 million compared to $662.4 million in 2008, a 4% decrease. The decrease in our service revenues was primarily due to pricing pressures, and in the first half of 2009, a decrease in demand for our services compared to 2008. Revenue also decreased due to currency fluctuations. These decreases were partially offset by incremental service revenues from our Nitro and DCG acquisitions. Nitro’s and DCG’s results of operations are reflected in ours as of their acquisition dates, July 1, 2009 and August 6, 2008, respectively.

Our operating income was $40.4 million for 2009 compared to $64.6 million in 2008. The decrease in operating income is primarily due to lower margins. Margins (service revenues less project personnel expenses) decreased in 2009 compared to 2008 primarily due to pricing pressures on our service revenues, causing them to increase as a percentage of revenues. The increases in restructuring expenses, amortization expense and acquisition costs were offset by decreases in selling and marketing expenses and general and administrative expenses. Our net income for 2009 was $88.1 million compared to $62.5 million in 2008. The main reason for the increase in net income was the benefit of $58.3 million from the release of our valuation allowance on our U.S. deferred tax assets. Despite reduced operating income in 2009 compared to 2008, we have achieved recent sustained profitability in the U.S. and this was the primary reason we released the valuation allowance on our U.S. deferred tax assets. Excluding this benefit, the decrease in net income compared to 2008 was primarily due to the decrease in operating income, a decrease in interest and other income and a higher tax rate in 2009 compared to 2008. Please see our Results of Operations section for our discussion and analysis of these items.

Our service revenues were $662.4 million for 2008, a 21% increase from service revenues of $546.4 million compared to 2007. The growth in service revenues in 2008 was due to an increase in demand for our services from new and existing clients and, to a lesser extent, incremental service revenues from our DCG acquisition.

Our operating income was $64.6 million for 2008 compared to $18.3 million in 2007 (the twelve months ended December 31, 2007). The increase was the result of multiple factors including: an increase in service revenues, operational performance improvement, and a decrease in costs and expenses incurred related to our review of (and restatement resulting from) our historical stock-based compensation practices, partially offset by greater compensation costs. Our net income for 2008 was $62.5 million compared to $15.2 million in 2007. This increase in net income was a result of the same factors that caused an increase in our operating income.

Non-GAAP Financial Measures

In our quarterly earnings press releases and conference calls we discuss two key measures that are not calculated according to generally accepted accounting principles (“GAAP”). The first non-GAAP measure is operating income, as reported on our consolidated statements of operations, excluding certain expenses and benefits, which we call “non-GAAP income from operations”. The second measure calculates non-GAAP income from operations as a percentage of reported services revenues, which we call “non-GAAP operating margin”. We believe that non-GAAP measures help illustrate underlying trends in our business, and use the measures to establish budgets and operational goals, communicated internally and externally, for managing our business and evaluating our performance. We exclude certain expenses from our non-GAAP operating income that we believe are not reflective of these underlying business trends or useful measures for determining our operational performance and overall business strategy. The following table reconciles income from operations as reported on our consolidated statements of operations to non-GAAP income from operations and non-GAAP operating margin for 2009, 2008 and 2007. Please see our Results of Operations section for a more detailed discussion and analysis of the excluded items.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Service revenues	$638,884	$662,412	$546,438

GAAP income from operations	$40,420	$64,629	$18,275
Stock-based compensation expense	14,921	15,213	18,554
Restructuring and other related charges	4,548	194	32
Amortization of purchased intangible assets	5,146	2,660	2,038
Acquisition costs and other related charges	2,962	—	—
Stock-based compensation review and restatement (benefit) expense	(992)	(36)	7,483

Non-GAAP income from operations	$67,005	$82,660	$46,382

GAAP operating margin	6.3%	9.8%	3.3%
Effect of adjustments detailed above	4.2%	2.7%	5.2%

Non-GAAP operating margin	10.5%	12.5%	8.5%

During 2009, $285.8 million of our service revenues and $335.0 million of our operating expenses were denominated in foreign currencies. Due to the significant appreciation of the U.S. dollar that began in the second half of 2008, our service revenues and operating expenses for 2009 were significantly affected when compared to 2008. As a result, our discussion and analysis of our results of operations will include, when important to management’s analysis, a comparison in “constant currency terms” which excludes the effect of the U.S. dollar’s appreciation, a non-GAAP measure. The effect is excluded by translating the current period’s constant currency service revenues and expenses into U.S. dollars at the average exchange rates of the prior period of comparison. For a discussion of our exposure to exchange rates see “Item 7a. Quantitative and Qualitative Disclosures About Market Risk”.

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

We recognize revenues from our fixed-price and time-and-materials technology implementation consulting contracts using the percentage-of-completion method. We use the percentage-of-completion method because the nature of the services provided in these contracts are similar to contracts that are required to use the percentage-of-completion per generally accepted accounting principles, like services provided by engineers and architects, for example. Revenues generated from fixed-price and time-and-materials non-technology implementation contracts, except for support and maintenance contracts, are recognized based upon a proportional performance model Our percentage-of-completion method and our proportional performance method of accounting calculate revenue based on the percentage-of-labor incurred to estimated total labor. This method is used because reasonably dependable estimates of the revenues and labor applicable to various stages of an arrangement can be made, based on historical experience and milestones set in the contract. Revenue from time-and-materials contracts is recognized as services are provided. In situations where time-and-materials contracts require deliverables and provide for a ceiling on fees that can be charged, the arrangement is recognized as time-and-materials are incurred unless calculated fees are estimated to exceed the ceiling, in which case revenue recognition is based on the proportional performance method. Revenues generated from staff augmentation, support and maintenance contracts are recognized ratably over the arrangement’s term.

Our project delivery and business unit finance personnel continually review labor incurred and estimated total labor, which may result in revisions to the amount of recognized revenue under an arrangement. Certain arrangements provide for revenue to be generated based upon the achievement of certain performance standards. Revenue related to achieving such performance standards is recognized when such standards are achieved. Revenue related to the achievement of performance standards was immaterial for any of the periods presented in our consolidated financial statements.

Revenues from contracts with multiple elements are allocated based on the fair value of the elements. For these arrangements, we evaluate all deliverables in each arrangement to determine whether they represent separate units of accounting. Fair value is determined based on reliable evidence of the fair value of each deliverable. When fair value exists for the undelivered unit but not for the delivered unit, the residual method is used. Revenues are recognized in accordance with generally accepted accounting principles for the separate elements when the services have value on a stand-alone basis, when fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially under our control. This evaluation is performed at the inception of the arrangement and as each item in the arrangement is delivered. The evaluation involves significant judgments regarding the nature of the services and deliverables being provided, whether these services and deliverables can reasonably be divided into the separate units of accounting and the fair value of the separate elements determined.

Revenues related to our digital marketing media sales are recorded as the net amount of our gross billings less pass-through expenses charged to a client. In most cases, the amount that is billed to clients significantly exceeds the amount of revenue that is earned and reflected in our financial statements, because of various pass-through expenses such as production and media costs. We are required to assess whether the agency or the third-party supplier is the primary obligor. We evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. Because we broadly operate as an advertising agency based on our primary lines of business and given the industry practice to generally record revenue on a net versus gross basis, we believe that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, we record revenue net of pass-through charges when we believe the key indicators of the business suggest we generally act as an agent on behalf of our clients in our primary lines of business. In those businesses where the key indicators suggest we act as a principal, we record the gross amount billed to the client as revenue.

Our marketing services, including access to our BridgeTrack software application, help our clients optimize their cross platform marketing effectively to track behavior and improve conversion rates through data-driven analysis. These services are provided in exchange for monthly retainer fees and license fees and are recognized as the monthly services are provided.

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

Valuation and Impairment of Investments and/or Marketable Securities and Other Financial Assets

Assessing whether a decline in value in available-for-sale securities is other-than-temporary requires us to assess whether we intend to sell the security and if it would be more likely than not that we would be required to sell the available-for-sale security before its cost can be recovered, for reasons such as contractual obligations or working capital needs. Also, we have to assess whether cost of the available-for-sale security will be recovered regardless of intent and/or requirement to sell. This assessment requires us to evaluate, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of the business outlook for the issuer, including industry and sector performance, operational and financing cash flow factors and overall market conditions and trends. Assessing the above factors involves inherent uncertainty. Accordingly, declines in fair value, if recorded, could be materially different from the actual market performance of marketable securities in our portfolio, if, among other things, relevant information related to our marketable securities was not publicly available or other factors not considered by us would have been relevant to the determination of impairment.

Effective January 1, 2008 we adopted new accounting standard stating that valuation techniques used to measure fair value under the current fair value standard must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Accounting for Income Taxes

We record income taxes under the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences, operating losses, or tax credit carry forwards are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We are required to establish a valuation allowance based on whether realization of deferred tax assets are considered to be more likely than not. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We reinvest certain earnings of foreign operations indefinitely and, accordingly, we do not provide for income taxes that could result from the remittance of such earnings. When we can no longer assert indefinite reinvestment of foreign earnings we must provide for income taxes on these amounts.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

We record interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2009 and 2008, interest and penalties accrued were approximately $1.6 million and $1.1 million, respectively.

Valuation of Long-Lived Assets and Goodwill

Long-lived assets are reviewed for impairment on a regular basis for the existence of facts and circumstances that may suggest that the carrying amount of an asset, or group of assets, may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated undiscounted future cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. We assess the useful lives and possible impairment of long - lived assets when an event occurs that may trigger such a review. Factors we consider important which could trigger an impairment review include, but are not limited to:

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

The goodwill impairment test requires us to identify reporting units and to determine estimates of the fair value of our reporting units as of the date we test for impairment. Assets and liabilities, including goodwill, were allocated to reporting units based on factors such as specific identification and percentage of revenue. To conduct a goodwill impairment test, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. Management estimates the fair value of the Company’s reporting units using the income approach, via discounted cash flow valuation models which include, but are not limited to, assumptions such as a “risk-free” rate of return on an investment, the weighted average cost of capital of a market participant, and future revenue, operating margin, working capital and capital expenditure trends. We performed the annual assessment of our goodwill during the fourth quarter of 2009 and determined that the estimated fair values of our reporting units significantly exceed their carrying value and, therefore, goodwill was not impaired. We complete goodwill impairment analyses at least annually, or more frequently when events and circumstances, like the ones mentioned above, occur indicating that the recorded goodwill may be impaired. Determining fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results.

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

Restructuring and Other Related Charges

From time to time we establish exit plans for restructuring activities which require that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. The consolidation of facilities requires us to make estimates, which included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sub-lease income. We review on a regular basis our sub-lease assumptions and lease buy-out assumptions. These estimates include lease buy-out costs, anticipated sublease rates, other terms and conditions in sub-lease contracts, and the timing of these sub-lease arrangements. If the rental markets continue to change, our lease buy-out, sub-lease and space requirement assumptions may not be accurate and it is possible that changes in these estimates could materially affect our financial condition and results of operations. Our sub-lease income estimates are sensitive to the level of sub-lease rent anticipated and the timing of sub-lease commencement. If the estimated sub-lease dates were to be delayed by six months, based on our current estimates, we would potentially have to recognize an additional $0.3 million in our consolidated statement of operations for restructuring and other related charges. A 10% reduction in our sublease rate would have resulted in additional charges of approximately $0.1 million as of the end of 2009.

Contingent Liabilities

We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $3.1 million and various administrative audits, each of which have arisen in the ordinary course of our business. We have an accrual at December 31, 2009 of approximately $0.5 million related to certain of these items. We intend to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts we have accrued.

Accounting for Acquisitions

We account for acquisitions completed after December 31, 2008 using the acquisition method. The acquisition method requires us to recognize and measure identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquired entity. Our accounting for acquisitions involves significant judgments and estimates primarily, but not limited to: the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenues and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. The impact of prior or future acquisitions on our financial position or results of operations may be materially impacted by the change in or initial selection of assumptions and estimates.

Acquisitions completed prior to January 1, 2009 are accounted for using the purchase method. The purchase method and acquisition method are similar in many aspects, though the two most significant changes, as it pertains to our financial statements, are how the purchase method accounts for contingent consideration and transaction costs. Under the purchase method, contingent consideration is only recorded in the period in which the consideration is earned as goodwill in that period. Under the acquisition method we are required to estimate the fair value of contingent consideration as an assumed liability on the acquisition date by estimating the amount of the consideration and probability of the contingencies being met. This estimate is recorded as goodwill on the acquisition date and its value is assessed at each reporting date. Any subsequent change to the estimated fair value is reflected in earnings and not in goodwill. Under the purchase method we were able to record transaction costs related to the completion of the acquisition as goodwill. Under the acquisition method we are required to expense these costs as they are incurred. These costs are reflected in “acquisition costs and other related charges” on our consolidated statement of operations.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements.

Results of Operations

The following table sets forth items included in our consolidated statements of operations as a percentage of service revenues of:

	Year Ended December 31,
	2009	2008	2007

Revenues:
Service revenues	100%	100%	100%
Reimbursable expenses	4%	4%	4%

Total gross revenues	104%	104%	104%
Operating expenses:
Project personnel expenses	68%	66%	68%
Reimbursable expenses	4%	4%	4%

Total project personnel expenses and reimbursable expenses	73%	70%	72%
Selling and marketing expenses	5%	5%	6%
General and administrative expenses	18%	19%	22%
Restructuring and other related charges	1%	0%	0%
Amortization of purchased intangible assets	1%	0%	0%
Acquisition costs and other related charges	0%	0%	0%

Total operating expenses	93%	90%	97%

Income from operations	6%	10%	3%
Other income, net	0%	0%	0%
Interest income, net	1%	1%	1%

Income before income taxes	7%	11%	4%

Provision for income taxes	2%	2%	2%
Benefit from release of valuation allowance	−9%	0%	0%

(Benefit from) provision for income taxes	−7%	2%	2%

Net income	14%	9%	3%

Years Ended December 31, 2009 and 2008

Service Revenues

Our service revenues for 2009 and 2008 were as follows:

	Year Ended
	December 31,			Percentage
	2009	2008	Decrease	Decrease
	(In thousands, except percentages)

Service revenues	$638,884	$662,412	$(23,528)	−4%

Our service revenues decreased $23.5 million, or 4%, in U.S. dollars in 2009 compared to 2008. Service revenues were $670.1 million in constant currency terms, a 1% increase compared to 2008. The increase in constant currency terms was due to incremental revenues from our Nitro and DCG acquisitions, offset by pricing pressures and, to a lesser extent, a decrease in demand for our services, primarily in our North America segment (see Results by Operating Segment).

The following table compares our 2009 service revenues by industry sector to 2008 (in millions, except percentages):

	Year Ended			Percentage
	December 31,		Increase/	Increase/
Industry Sector	2009	2008	(Decrease)	(Decrease)

Financial Services	$209.0	$203.7	$5.3	3%
Consumer & Travel	143.9	132.6	11.3	9%
Technology & Communications	99.5	123.5	(24.0)	−19%
Government, Health & Education	92.9	98.3	(5.4)	−5%
Energy Services	84.7	92.4	(7.7)	−8%
Automotive & Industrial	7.4	10.7	(3.3)	−31%
Other	1.5	1.2	0.3	25%

Total	$638.9	$662.4	$(23.5)	−4%

The following table compares our 2009 service revenues by industry sector, in constant currency terms, to the same period in 2008 (in millions, except percentages):

	Year Ended			Percentage
	December 31,		Increase/	Increase/
Industry Sector	2009	2008	(Decrease)	(Decrease)

Financial Services	$217.4	$203.7	$13.7	7%
Consumer & Travel	147.7	132.6	15.1	11%
Technology & Communications	106.7	123.5	(16.8)	−14%
Government, Health & Education	100.4	98.3	2.1	2%
Energy Services	88.9	92.4	(3.5)	−4%
Automotive & Industrial	7.5	10.7	(3.2)	−30%
Other	1.5	1.2	0.3	25%

Total	$670.1	$662.4	$7.7	1%

The increases in the Financial Services and Consumer and Travel sectors were primarily due to incremental revenues from our DCG and Nitro acquisitions, respectively. The increase in the Government, Health and Education sector was due to an increase in demand in the U.S. in our Government Services segment, offset by pricing pressures. The decreases in other sector revenues were due to pricing pressures, and to a lesser extent, a decrease in demand for our services, primarily in our North America segment.

Utilization represents the percentage of our project personnel’s time spent on billable client work. Our 2009 utilization was 77%, a one point decrease from our 2008 utilization of 78%. Our 2009 average project personnel peoplecount remained relatively flat compared to 2008. Contractors and consultant usage, measured by expense, increased 4% compared to 2008. In constant currency terms, we increased our use of contractors and consultants by 8% in 2009 compared to 2008 as our need for contractors and consultants in specialized areas for certain client contracts increased.

Our five largest customers, in the aggregate, accounted for 21% of our service revenues in 2009 compared to 24% in 2008. No customer accounted for more than 10% of our service revenues for 2009 and 2008. Recurring revenues are revenue contracts with the duration equal to or greater than twelve months in which the client has committed spending levels, which are cancelable, to us or has chosen us as an exclusive provider of certain services. Our recurring revenues were 44% and 43% for 2009 and 2008, respectively.

Project Personnel Expenses

Project personnel expenses consist principally of salaries and employee benefits for personnel dedicated to client projects, independent contractors and direct expenses incurred to complete projects that were not reimbursed by the client. These expenses represent the most significant costs we incur in providing our services.

	Year Ended
	December 31,			Percentage
	2009	2008	Increase	Increase
	(In thousands, except percentages)

Project personnel expenses	$435,859	$435,508	$351	0%
Project personnel expenses as a percentage of service revenues	68%	66%	2 points

Project personnel expenses remained flat in 2009 compared to 2008. Excluding a decrease of $24.6 million in expenses due to currency fluctuations, project personnel expenses, in constant currency terms, increased $24.9 million, or 6%. This increase was due to multiple factors. Compensation expense increased $11.7 million, though average personnel peoplecount remained constant in 2009 compared to 2008. The reason for the increase is due to an increase in non-India project personnel, whose compensation costs are higher than our India project personnel. Average peoplecount in total remained constant due to a decrease in India project personnel as part of our 2009 restructure event (see Restructuring and Other Related Charges). Other increases were: (i) contractor and consultant expense increased $5.1 million as our need for contractors and consultants in specialized areas for certain client contracts increased, (ii) stock-based compensation expense increased $1.5 million due to an increased number of grants made to project personnel compared to 2008, (iii) other project personnel expenses increased $0.9 million and (iv) project personnel expense increased $13.0 million as a result of the Nitro acquisition. These increases were offset by a decrease of $5.3 million in travel expenses and a $1.9 million decrease in equipment expenses. Travel expenses decreased due to a concerted effort to manage these costs and equipment expenses decreased due to non-recurring, project specific expenses incurred in 2008. Project personnel expenses increased as a percentage of revenue due to pricing pressures on our service revenues.

Selling and Marketing Expenses

Selling and marketing expenses consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses.

	Year Ended
	December 31,			Percentage
	2009	2008	Decrease	Decrease
	(In thousands, except percentages)

Selling and marketing expenses	$31,931	$36,233	$(4,302)	−12%
Selling and marketing expenses as a percentage of service revenues	5%	5%	—

Selling and marketing expenses decreased $4.3 million in 2009 compared to 2008. Selling and marketing compensation expenses decreased $5.7 million and stock-based compensation expenses decreased $1.9 million, primarily due to a decrease in selling and marketing peoplecount. Other selling and marketing expenses also decreased $0.5 million. These decreases were offset by an increase in consultant usage and related travel expenses of $3.0 million and incremental expenses of $0.8 million due to the Nitro acquisition.

General and Administrative Expenses

General and administrative expenses relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses.

	Year Ended
	December 31,				Percentage
	2009	2008	Decrease		Decrease
	(In thousands, except percentages)

General and administrative expenses	$118,018	$123,188	$(5,170)		−4%
General and administrative expenses as a percentage of service revenues	18%	19%	(1 point	)

General and administrative expenses decreased $5.2 million in 2009 compared to 2008. Excluding a decrease of $5.7 million of expenses due to currency fluctuations, general and administrative expense, in constant currency terms, increased $0.5 million. The increase was due to: (i) incremental expense of $8.3 million due to the Nitro acquisition and (ii) $2.8 million less in currency transaction gains as we recorded a $0.3 million currency loss in 2009 compared to a $2.5 million gain in 2008. These increase were offset by: (i) a $5.0 million decrease in compensation expenses, (ii) a $3.1 million decrease, in the aggregate, of professional fees, employment agency fees and travel expenses as we made a concerted effort to manage these costs, (iii) a decrease of $1.6 million in other general and administrative expenses primarily due to a $0.9 million reimbursement of expenses related to our stock-option restatement in 2007 and a $0.8 million decrease in realized and unrealized losses on hedge positions in 2009 compared to 2008, and (iv) a decrease of $0.8 million in stock-based compensation expense. General and administrative expenses decreased as a percentage of revenue as a result of the foregoing.

Restructuring and Other Related Charges

2009 — Restructure Event

In February 2009, in response to the impact of current global economic conditions on our demand environment, we implemented a restructuring plan to reduce our peoplecount. As a result, 392 employees were terminated in connection with this restructuring plan and we recorded restructuring charges of $2.0 million. These charges consisted of $1.9 million in employee cash severance payments and the remaining charges consisted of outplacement assistance fees and other associated costs. Of the $2.0 million restructuring charge, $1.8 million was recorded in our North America operating segment. The remaining charges were not recorded to a segment because they impacted areas of the business that supported the business units and are reflected in the reconciling items section in Results by Operating Segment.

2001, 2002, 2003 — Restructure Events

As a result of the decline in the demand for advanced technology consulting services that began in 2000, we restructured our workforce and operations in 2001, 2002 and 2003. These charges were not recorded to a segment because they impacted areas of the business that supported the business units, but are included in reconciling items section in Results by Operating Segment. The restructuring consisted of ceasing operations and consolidating or closing excess offices. Estimated costs for the consolidation of facilities included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sublease income.

We recorded net restructuring and other related charges of approximately $2.6 million in 2009 principally as a result of a change in estimated sub-lease income associated with two previously restructured leases, the last of which ends in 2011.

We recorded net restructuring and other related charges of $0.2 million in 2008 principally related to two items. The first involved recording a restructuring charge associated with a change of estimated operating expenses to be incurred in connection with three previously restructured leases. Based on this change of estimate, we estimated that future operating expenses would exceed its prior estimate by approximately $0.7 million. The second item was the result of a restructuring benefit of approximately $0.5 million in the first half of 2008 associated with the re-occupation of approximately 3,900 square feet of previously restructured space in our Munich, Germany office. The restructuring accrual for this space was initially established in 2002 and the contractual lease term for the office space ends on December 31, 2011. Since 2002 and up until the second half of 2008, the demand for advanced technology consulting services had improved; therefore we decided to re-occupy this previously restructured space. The $0.5 million has been recognized as operating rent expense over the remaining contractual lease term, which ends on December 31, 2011.

Amortization of Purchased Intangible Assets

During 2009 and 2008, amortization of intangible assets consisted primarily of non-compete and non-solicitation agreements, customer lists, an SAP license agreement and tradenames acquired in business combinations. Amortization expense related to intangible assets was $5.1 million in 2009 compared to $2.7 million in 2008. The increase in expense was due to the amortization of intangible assets acquired in the Nitro and DCG acquisitions.

Acquisition Costs and Other Related Charges

On January 1, 2009, we began accounting for business combinations using the acquisition method which requires acquisition related costs to be expensed as incurred. These costs include expenses associated with third-party professional services we incur related to our evaluation process of potential acquisition opportunities and other related charges. Though we may incur acquisition costs and other related charges it is not indicative that any transaction will be consummated. Acquisition costs and other related expenses were $3.0 million for 2009. The majority of these expenses were incurred as a result of the Nitro acquisition.

Interest and Other Income

Interest and other income is derived primarily from investments in U.S. government securities, corporate debt securities, auction rate securities, commercial paper, time deposits, and money market funds.

	Year Ended
	December 31,			Percentage
	2009	2008	Decrease	Decrease
	(In thousands, except percentages)

Interest and other income	$3,156	$7,086	$(3,930)	−55%

Interest and other income decreased $3.9 million in 2009 compared to 2008. The decrease was primarily due to a decrease of $2.9 million in interest income due to lower interest rates and a more conservative investment strategy in 2009 compared to 2008. Other income decreased $1.0 million due to a number of non-recurring items that were recorded as income during the three months ended March 31, 2008.

Provision for Income Taxes and Benefit From Release of Valuation Allowance

Our income tax provision is primarily related to foreign, federal alternative minimum tax and state tax obligations and, in 2009, the release of our valuation allowance on our U.S. deferred tax assets (discussed below). Our effective income tax rate for 2009 was (102%) as a result of releasing our valuation allowance on our U.S. deferred tax assets. The releases of the valuation allowance resulted in a benefit of $58.3 million. Excluding this benefit our income tax provision for 2009 was $13.7 million compared to $9.2 million for 2008. The increase, in both dollars and as a percentage of profit before income taxes, was due to the income tax effect of a royalty fee arrangement completed in the fourth quarter of 2009 between the Company and one of its foreign subsidiaries.

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2008 all of our U.S. deferred tax assets had a full valuation allowance of $112.1 million. Based upon our operating results for the years immediately preceding and through December 31, 2009, as well as an assessment of our expected future results of operations in the U.S., at December 31, 2009, we determined that it had become more likely than not that we would realize a substantial portion of our deferred tax assets in the U.S. As a result, we released $58.3 million of valuation allowances on our U.S. deferred tax assets.

Certain state tax net operating loss carry forwards, as well as a portion of the net operating loss carry forwards relating to certain stock based compensation deductions remain with a valuation allowance recorded against them at December 31, 2009. We continue to believe that deferred tax assets in Germany, Canada, United Kingdom, Australia and India are more likely than not to be realized and, therefore, no valuation allowance has been recorded against these assets.

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

We do not allocate certain marketing and general and administrative expenses to our business unit segments because these activities are managed separately from the business units. We do allocate certain marketing and general and administrative expenses to our Government Services business unit as these activities are managed within that business unit. We allocated $1.8 million of our 2009 restructuring activities to our North America segment. We did not allocate the remaining $0.2 million in costs associated with our 2009 restructuring event, nor costs associated with our 2001, 2002 and 2003 restructuring events across all operating segments for internal measurement purposes, given that the substantial majority of these restructuring costs impacted areas of the business that supported the business units and, specifically in the case of our 2001, 2002 and 2003 events, were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. Management does not allocate stock-based compensation to the segments for the review of results for the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to, or reviewed by the CODM, and therefore, the Company has not disclosed asset information for each operating segment.

Beginning in 2009 we began reporting to the CODM certain general and administrative expenses that were previously allocable to North America and Europe operating expenses as centrally managed functions. As a result, $30.6 million and $10.3 million of general and administrative expenses for 2008 for North America and Europe, respectively, were reclassified to centrally managed functions to conform to the current presentation. In addition, $3.8 million of service revenues and $1.1 million of operating income for 2008 were reclassified from our Europe segment to the North America segment to conform to current presentation. In 2010, we realigned our internal reporting structure (see Item 1. “Business”). Beginning in 2010 we will report our results by operating segment, including prior periods, under the following segments: SapientNitro, Sapient Global Markets and Sapient Government Services.

The tables below present the service revenues and income before income taxes attributable to these operating segments for the periods presented.

	2009	2008
	(In thousands)

Service Revenues:
North America	$374,704	$412,662
Europe	228,361	221,479
Government Services	35,819	28,271

Total Service Revenues	$638,884	$662,412

	2009	2008
	(In thousands)

Income Before Income Taxes:
North America(1)	$99,553	$128,147
Europe(1)	81,230	78,492
Government Services(1)	10,302	8,812

Total Reportable Segments(1)	191,085	215,451
Less Reconciling Items(2)	(147,509)	(143,736)

Consolidated Income Before Income Taxes	$43,576	$71,715

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income before income taxes include the following:

	2009	2008
	(In thousands)

Centrally managed functions	$125,870	$132,879
Restructuring and other related charges	2,759	194
Amortization of intangible assets	5,146	2,660
Stock-based compensation expense	14,920	15,125
Interest and other income, net	(3,156)	(7,086)
Acquisition costs and other related charges	2,962	—
Unallocated expenses(a)	(992)	(36)

	$147,509	$143,736

(a)	Includes corporate portion of both selling, marketing and general and administrative expenses.

Service Revenues by Operating Segments

Our North America service revenues decreased by 9% in U.S. dollars in 2009 compared to 2008. In constant currency terms, service revenues were $377.9 million, a decrease of 8% compared to 2008. The decrease in constant currency terms was primarily due to pricing pressures and, to a lesser extent, a decrease in demand in certain industry sectors, offset by incremental revenue from the Nitro acquisition.

The following table compares our 2009 North America service revenues by industry sector to 2008 (in millions, except percentages):

	Year Ended			Percentage
	December 31,		Increase/	Increase/
Industry Sector	2009	2008	(Decrease)	(Decrease)

Financial Services	$151.7	$154.1	$(2.4)	−2%
Consumer & Travel	107.9	97.4	10.5	11%
Energy Services	51.5	69.8	(18.3)	−26%
Technology & Communications	43.0	54.2	(11.2)	−21%
Government, Health & Education	16.6	26.2	(9.6)	−37%
Automotive & Industrial	4.2	10.7	(6.5)	−61%
Other	—	0.2	(0.2)	−100%

Total	$374.9	$412.6	$(37.7)	−9%

The following table compares our 2009 North America service revenues by industry sector, in constant currency terms, to 2008 (in millions, except percentages):

	Year Ended			Percentage
	December 31,		Increase/	Increase /
Industry Sector	2009	2008	(Decrease)	(Decrease)

Financial Services	$153.4	$154.1	$(0.7)	0%
Consumer & Travel	107.6	97.4	10.2	10%
Energy Services	52.6	69.8	(17.2)	−25%
Technology & Communications	43.2	54.2	(11.0)	−20%
Government, Health & Education	16.9	26.2	(9.3)	−35%
Automotive & Industrial	4.2	10.7	(6.5)	−61%
Other	—	0.2	(0.2)	−100%

Total	$377.9	$412.6	$(34.7)	−8%

The increase in service revenues in the Consumer and Travel is primarily due to incremental revenue from the Nitro acquisition. The decrease in service revenues in the other industry sectors is due to pricing pressures and a decrease in demand for our services compared to 2008, offset by incremental service revenues in the Financial Services sector from the DCG acquisition.

North America utilization was 77% in 2009 compared to 75% in 2008. Average project personnel peoplecount decreased 1% compared to 2008, primarily due to the 2009 restructuring event. Contractors and consultant usage, measured by expense, increased 4% compared to 2008. In constant currency terms, we increased our use of contractors and consultants by 7% in 2009 compared to 2008 as our need for contractors and consultants in specialized areas for certain client contracts increased.

Our Europe service revenues increased by 3% in U.S. dollars in 2009 compared to 2008. In constant currency terms, service revenues were $256.5 million, an increase of 16% compared to 2008. The increase in constant currency terms was primarily due incremental revenue from the DCG and Nitro acquisitions, and to a lesser extent, an increase in demand for our services in certain industry sectors, offset by pricing pressures and, to a lesser extent, a decrease in demand in certain industry sectors compared to 2008.

The following table compares our 2009 Europe service revenues by industry sector to 2008 (in millions, except percentages):

	Year Ended			Percentage
	December 31,		Increase/	Increase/
Industry Sector	2009	2008	(Decrease)	(Decrease)

Financial Services	$57.3	$49.4	$7.9	16%
Technology & Communications	56.6	69.2	(12.6)	−18%
Government, Health & Education	40.5	44.0	(3.5)	−8%
Consumer & Travel	36.0	35.2	0.8	2%
Energy Services	33.2	22.6	10.6	47%
Automotive & Industrial	3.2	0.1	3.1	3100%
Other	1.6	1.0	0.6	60%

Total	$228.4	$221.5	$6.9	3%

The following table compares our 2009 Europe service revenues by industry sector, in constant currency terms, to 2008 (in millions, except percentages):

	Year Ended			Percentage
	December 31,		Increase/	Increase/
Industry Sector	2009	2008	(Decrease)	(Decrease)

Financial Services	$64.0	$49.4	$14.6	30%
Technology & Communications	63.5	69.2	(5.7)	−8%
Government, Health & Education	47.7	44.0	3.7	8%
Consumer & Travel	40.1	35.2	4.9	14%
Energy Services	36.3	22.6	13.7	61%
Automotive & Industrial	3.2	0.1	3.1	3100%
Other	1.7	1.0	0.7	70%

Total	$256.5	$221.5	$35.0	16%

The increase in service revenues in the Consumer and Travel and Automotive sectors is due to incremental revenue from the Nitro acquisition. The increase in service revenues in the Energy Services and Government, Health and Education sectors is due to an increase in demand compared to 2008. The increase in the Financial Services sector is primarily due to incremental revenue from the DCG acquisition. The decrease in the Technology and Communications sector is due to pricing pressures and a decrease in demand compared to 2008.

Europe utilization was 78% in 2009 compared to 77% in 2008. Average project personnel peoplecount decreased 3% compared to 2008. Contractors and consultant usage, measured by expense, decreased 4% compared to 2008. In constant currency terms, though, we increased our use of contractors and consultants by 11% in 2009 compared to 2008 primarily due to a full year of DCG contractor and consultants expense in 2009.

Service revenues for our Government Services segment increased by 27% in 2009 compared to 2008 due to an increase in demand for our services in this sector. This increase in demand contributed to the 35% increase in average project personnel peoplecount in 2009 compared to 2008. Utilization increased to 91% in 2009 compared to 88% in 2008. Usage of contractors and consultants also increased 69% due to the increase in demand for our services in this sector.

Operating Income by Operating Segments

Our North America segment experienced a decrease in operating income of $28.6 million, or 22%, in 2009 compared to 2008. The decrease in operating income is due to pricing pressures on our service revenues in North America and a decrease in demand for our services. In addition, we had incremental costs associated with the 2009 restructure event.

Our Europe segment experienced an increase in operating income of $2.8 million, or 3%, in 2009 compared to 2008. The increase is due to our management of direct expenses as direct expenses increased $4.1 million compared to an increase of $6.9 million in service revenues.

Our Government Services sector experienced an increase in operating income of $1.5 million, or 17%, in 2009 compared to 2008. The increase is due to our management of direct expenses as direct expenses increased $6.0 million compared to an increase of $7.5 million in service revenues.

Years Ended December 31, 2008 and 2007

Service Revenues

Our service revenues for 2008 and 2007 were as follows:

	Year Ended
	December 31,			Percentage
	2008	2007	Increase	Increase
	(In thousands, except percentages)

Service revenues	$662,412	$546,438	$115,974	21%

Service revenues increased 23% in constant currency terms compared to the 21% increase in U.S. dollars. The decrease of 2 percentage points in constant currency terms is due to the appreciation of the U.S. dollar against the major foreign currencies, in which we earn revenue abroad, primarily in the second half of 2008. The year-over-year increase in our service revenues is primarily due to an increase in demand for our services during 2008 from clients across the majority of key sectors, and to a lesser extent, incremental service revenues from our August 6, 2008 acquisition of DCG, which operates in the Financial Services sector.

The following table compares our 2008 service revenues by industry sector to 2008 (in millions, except percentages):

	Year Ended			Percentage
	December 31,		Increase/	Increase/
Industry Sector	2008	2007	(Decrease)	(Decrease)

Financial Services	$203.7	$149.8	$53.9	36%
Consumer & Travel	132.6	108.4	24.2	22%
Technology & Communications	123.5	131.6	(8.1)	−6%
Government, Health & Education	98.3	71.8	26.5	37%
Energy Services	92.4	69.0	23.4	34%
Automotive & Industrial	10.7	11.9	(1.2)	−10%
Other	1.2	3.9	(2.7)	−69%

Total	$662.4	$546.4	$116.0	21%

The increased demand supported our average project personnel peoplecount increase of 14% for the twelve 2008 compared to 2007. Average utilization for 2008 was 78%, a five point increase compared to 73%, the average utilization for 2007. Our recurring revenues decreased to 43% of our service revenues for, 2008 compared to 44% in 2007. Recurring revenues are revenue contracts with duration equal to or greater than twelve months in which the client has committed spending levels, which are cancelable, to us or have chosen us as an exclusive provider of certain services.

In 2007, our five largest clients accounted for approximately 26% of our revenues in the aggregate and one client, Sprint Nextel, accounted for 10% of such revenues.

Project Personnel Expenses

	Year Ended
	December 31,		Increase/	Percentage
	2008	2007	(Decrease)	Increase
	(In thousands, except percentages)

Project personnel expenses	$435,508	$372,363	$63,145	17%
Project personnel expenses as a percentage of service revenues	66%	68%	(2 points )

Project personnel expenses increased by $63.1 million in 2008, as compared to 2007, and also decreased as a percentage of service revenues. The increase in expense was due to an increase of 14% in project personnel peoplecount, which increased salary related expenses by $57.4 million and other incentive compensation-related expenses of $5.0 million. In addition, use of independent contractors and consultants increased $5.0 million for

2008, as compared to 2007, to support the demand in of our business concentrated in specialized areas. These increases were offset by decreases in stock-based compensation expense of $2.0 million, primarily due to a $1.7 million reduction in expense due to a change in forfeiture estimate, a decrease in travel expense of $1.4 million as we made a concerted effort to reduce travel expenses in fourth quarter of 2008, and a reduction in equipment expense of $0.9 million as a result of a project-specific expense in 2007. The decrease in project personnel expenses as a percentage of service revenues for 2008 as compared to 2007 is the result of our revenue growth of 21% and an increase in utilization to 78% in 2008 from 73% in 2007.

Selling and Marketing Expenses

	Year Ended
	December 31,		Increase/	Percentage
	2008	2007	(Decrease)	Increase
	(In thousands, except percentages)

Selling and marketing expenses	$36,233	$33,113	$3,120	9%
Selling and marketing expenses as a percentage of service revenues	5%	6%	(1 point )

Selling and marketing expenses increased by $3.1 million for 2008 as compared to 2007. The increase in expense was primarily due to an increase in travel and other marketing related expenses of $2.7 million in addition to an increase in compensation expense of $1.0 million, both of which increased in the first nine months of 2008. These increases were offset by a $0.3 million decrease in consultant expense due to non-recurring training and project-specific expenses in 2007 and a decrease of $0.3 million in stock-based compensation as a result of the change in forfeiture estimate.

General and Administrative Expenses

	Year Ended
	December 31,		Increase/	Percentage
	2008	2007	(Decrease)	Increase
	(In thousands, except percentages)

General and administrative expenses	$123,188	$120,617	$2,571	2%
General and administrative expenses as a percentage of service revenues	19%	22%	(3 points )

General and administrative expenses increased $2.6 million for 2008 compared to 2007. The increase was due to: (i) an increase of $5.9 million in rent, facility, maintenance and other related expenses due to the addition of several new offices during 2008 and the latter portion of 2007, (ii) a $3.0 million, or 9%, increase in salary and benefits and other compensation related expenses due to an increase of 8% in general and administrative peoplecount during 2008, (iii) an increase of $1.7 million in bad debt expense as 2007 included a $1.8 million benefit for recoveries of doubtful accounts as there was a management focus on collections and reductions in 2007, (iv) an increase of $2.4 million, in the aggregate, of accounting and legal fees, (v) an increase of $1.3 million in depreciation expense, primarily due to our expansion in India in the fourth quarter of 2007, (vi) a net $0.8 loss on our realized and unrealized foreign currency hedge positions, and (vii) a increase in losses recognized on disposals of fixed assets of $0.5 million, primarily due to vacating a portion of our Bangalore, India, office as of December 31, 2008. These increases were offset by; (i) a decrease of $8.3 million in consultant expenses as a result of non-recurring, restatement related expenses in 2007, (ii) a $3.3 million reduction in foreign currency transaction expense, (iii) a decrease in stock-based compensation expense of $0.4 million due to the change in forfeiture estimate, and (iv) a $0.7 million decrease in travel expense.

Our general and administrative expenses include foreign currency transaction gains of approximately $2.6 million for 2008 compared to a foreign currency transaction loss of approximately $0.7 million for 2007. These gains and losses were primarily related to intercompany foreign currency translations that were of a short-term nature. General and administrative expenses include a benefit for recoveries of doubtful accounts in the amount of $0.1 million for 2008 compared to a benefit of $1.8 million in 2007. As mentioned above, in 2007, we successfully increased our efforts to collect overdue accounts receivable balances through increased management focus on collections and reductions in aging.

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

Amortization of Intangible Assets

The primary reason for the increase in amortization expense from 2007 to 2008 is the 2008 DCG acquisition.

Interest and Other Income

	Year Ended
	December 31,			Percentage
	2008	2007	Increase	Increase
	(In thousands, except percentages)

Interest and other income	$7,086	$5,900	$1,186	20%

Interest and other income increased $1.2 million due to approximately $1.2 million in non-recurring items for 2008, of which $0.5 million was for a recovery of legal expenses related to a lease, $0.4 million for a recovery of expenses related to an employee matter and $0.3 million related to a termination agreement eliminating the call option with Sapient S.p.A, an Italian firm in which we held no ownership interest in, though we had an option to purchase 100% of the ownership of Sapient S.p.A that we mutually agreed to terminate. These increases in other income were offset by a $0.3 unrealized loss related to auction rate securities, the net of a $2.0 million impairment charge and a $1.7 million credit for the value of our Put Right with UBS. Interest income also increased by $0.3 million for 2008, compared to 2007, due to higher average cash balances, offset by a more conservative investment strategy and lower interest rates.

Provision for Income Taxes

For 2008 and 2007 we recorded an income tax provision of $9.2 million and $9.0 million respectively. Prior to the release of the majority of our valuation allowance in the fourth quarter of 2009, we had deferred tax assets that had arisen primarily as a result of net operating losses in 2001, 2002 and 2003, as well as other temporary differences between book and tax accounting. As such, we had recorded a valuation allowance against our United States deferred tax assets of $112.1 million at December 31, 2008 and $117.4 million at December 31, 2007. As of December 31, 2008, and reflected in the tax provision, is a deferred tax liability of approximately $1.1 million that has been recorded as a result of the goodwill recorded as a result of acquisitions.

Results by Operating Segment

Beginning in 2009 we began reporting to the CODM certain general and administrative expenses that were previously allocable to North America and Europe operating expenses as centrally managed functions. As a result, $30.6 million and $10.3 million of general and administrative expenses for the year ended December 31, 2008 for North America and Europe, respectively, were reclassified to centrally managed functions to conform to the current presentation, and $18.2 million and $13.6 million of general and administrative expenses for the year ended December 31, 2007 for North America and Europe, respectively, were reclassified to centrally managed functions to conform to the current presentation. In addition, $3.8 million of service revenues and $1.1 million of operating income for the year ended 2008 were reclassified from our Europe segment to the North America segment to conform to current presentation. We are currently in the process of reorganizing our reporting structure and will begin reporting segment results under the new structure in 2010.

The tables below present the service revenues and income before income taxes attributable to these operating segments for the periods presented:

	2008	2007
	(In thousands)

Service Revenues:
North America	$412,662	$357,084
Europe	221,479	166,203
Government Services	28,271	23,151

Total Service Revenues	$662,412	$546,438

	2008	2007
	(In thousands)

Income Before Income Taxes:
North America(1)	$128,147	$101,747
Europe(1)	78,492	58,917
Government Services(1)	8,812	7,225

Total Reportable Segments(1)	215,451	167,889
Less Reconciling Items(2)	(143,736)	(143,714)

Consolidated Income Before Income Taxes	$71,715	$24,175

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income before income taxes include the following:

	2008	2007
	(In thousands)

Centrally managed functions	$132,879	$120,976
Restructuring and other related charges	194	32
Amortization of intangible assets	2,660	2,038
Stock-based compensation expense	15,125	17,996
Interest and other income, net	(7,086)	(5,900)
Unallocated expenses(a)	(36)	8,572

	$143,736	$143,714

(a)	Includes corporate portion of both selling, marketing and general and administrative expenses.

Service Revenues by Operating Segments

Service revenues for our North America operating segment increased by 15% both in U.S. dollars, and in constant currency terms, in 2008 as we continued to see a strong market demand for our services from new and existing clients in the majority of the industry sectors we operate in.

The following table compares our 2008 North America service revenues by industry sector to 2007 (in millions, except percentages):

	Year Ended			Percentage
	December 31,		Increase/	Increase/
Industry Sector	2008	2007	(Decrease)	(Decrease)

Financial Services	$154.1	$126.7	$27.4	22%
Consumer & Travel	97.4	71.7	25.7	36%
Energy Services	69.8	49.2	20.6	42%
Technology & Communications	54.2	72.8	(18.6)	−26%
Government, Health & Education	26.2	22.0	4.2	19%
Automotive & Industrial	10.7	11.8	(1.1)	−9%
Other	0.2	2.9	(2.7)	−93%

Total	$412.6	$357.1	$55.5	16%

The increased demand from the Consumer and Travel, Financial and Energy Services sectors supported our average project personnel peoplecount increasing 14% for 2008 compared to 2007. We had an increase in utilization of one percentage point to 75% from 74%, for 2008 compared to 2007. North America’s use of independent contractors and consultants increased 1% during the 2008 compared to 2007.

Service revenues for our Europe operating segment increased by 36% in U.S. dollars for 2008 compared to 2007. Service revenues for our Europe operating segment increased by 31% in constant currency terms for 2008 compared to 2007. Service revenues for our Europe operating segment increased as we continued to see a strong market demand for our services from new and existing clients in the majority of the industry sectors we operate in.

The following table compares our 2008 Europe service revenues by industry sector to 2007 (in millions, except percentages):

	Year Ended			Percentage
	December 31,		Increase/	Increase/
Industry Sector	2008	2007	(Decrease)	(Decrease)

Financial Services	$49.4	$23.1	$26.3	114%
Technology & Communications	69.2	58.7	10.5	18%
Government, Health & Education	44.0	26.7	17.3	65%
Consumer & Travel	35.2	36.7	(1.5)	−4%
Energy Services	22.6	19.9	2.7	14%
Automotive & Industrial	0.1	0.1	—	0%
Other	1.0	1.0	—	0%

Total	$221.5	$166.2	$55.3	33%

The increased demand from these sectors supported our average project personnel peoplecount increasing 13% for 2008 compared to 2007. Excluding DCG, utilization increased by four points, to 77% from 73%, 2008 compared to 2007. During the same periods we also increased our use of contractors and consultants by 23%, the increase due to supporting the growth of our business concentrated in specialized areas.

Service revenues for our Government Services operating segment increased by 22% for 2008 compared to the 2007. Service revenue for our Government Services segment increased as we continued to see a strong market demand for our services in this segment. The increased demand in these sectors supported our average project personnel peoplecount increasing 21% for 2008 compared to 2007. In addition, utilization remained constant in 2008 compared to 2007.

Operating Income by Operating Segments

Our North America operating segment experienced an increase in operating income of $12.9 million, or 15%, for 2008 compared to 2007. The increase in operating income is a result of service revenues increasing at a greater volume than project personnel expenses, as both service revenues and project personnel expenses increased 15%.

Our Europe operating segment experienced an increase in operating income of $24.0 million, or 53%, for 2008 compared to 2007. The increase in operating income is a result of service revenue growth which outpaced the increase in project personnel expenses. The service revenue improvements increased revenue by 36% while project personnel expenses increased by only 29% as utilization increased to 77% in 2008 from 73% in 2007.

Our Government Services operating segment experienced an increase in operating income of $2.9 million, or 50%, for 2008 compared to 2007. The increase in operating income is a result of service revenue growth which outpaced the increase in project personnel expenses. The service revenue improvements increased revenue by 22% while project personnel expenses increased by only 13%.

Liquidity and Capital Resources

During 2009 and 2008 we funded our operations with cash flows generated from operations. Currently, we invest the majority of our excess cash in money market funds, time deposits with maturities of less than or equal to 60 days and other cash equivalents. At December 31, 2009 we had approximately $215.8 million in cash, cash equivalents, restricted cash and marketable investments, compared to $192.6 million at December 31, 2008. This increase was primarily due to cash flow from operations of $38.7 million and the effect of exchange rate fluctuations on cash and cash equivalents, net of cash used in investing activities for the Nitro acquisition and the purchase of property, plan and equipment.

We have deposited approximately $2.7 million with various banks as collateral for letters of credit and performance bonds, and have classified this cash as restricted on our consolidated balance sheet at December 31, 2009.

At December 31, 2009 we had the following contractual obligations:

	Payments Due By Period
	Less Than	1 - 3	3 - 5	More Than
	One Year	Years	Years	5 Years	Total
	(In thousands)

Operating leases	$13,640	$24,011	$17,771	$25,479	$80,901
Cash outlays for restructuring and other related activities(1)	3,428	3,079	—	—	6,507
Purchase obligations(2)	984	281	—	—	1,265
Uncertain tax positions	—	8,921	—	—	8,921

Total	$18,052	$36,292	$17,771	$25,479	$97,594

(1)	Cash outlay for restructuring and other related activities include minimum future lease and related payments for excess facilities, net of estimated sublease income of $4.9 million under existing arrangements, excluding expected sublease arrangements of approximately $0.7 million.

(2)	Purchase obligations represent minimum commitments due to third parties, including subcontractor agreements, telecommunications contracts, IT maintenance contracts in support of internal use of software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties, have been excluded. Amounts presented also exclude accounts payable and accrued expenses at December 31, 2009.

Cash provided by operating activities was $38.7 million for 2009. Net of the benefit from the release of our U.S. deferred tax asset valuation allowance, net income accounted for $29.9 million and net non-cash charges accounted for $37.2 million, offset by changes in other operating assets and liabilities of $28.3 million. Cash used by other operating assets and liabilities is primarily due to a decrease in accrued compensation and an increase in accounts receivable and unbilled revenues. The increase in accounts receivable and unbilled revenues is due to our days sales outstanding (“DSO”) increasing to 66 days as of December 31, 2009 compared to 61 days as of December 31, 2008. DSO increased as we have experienced delays in payments from customers, particularly in our Europe segment. Days sales outstanding is calculated based on actual total revenue for the three months ended December 31, 2009 and 2008 and accounts receivable, net, adjusted for unbilled revenues on contracts and deferred revenues on contract balances as of December 31, 2009 and 2008.

Cash used in investing activities was $24.1 million for 2009. This was due primarily to cash paid for acquisitions, net of cash received, of $19.1 million, the majority of which was consideration for the acquisition of Nitro, and purchases of property and equipment and cost of internally developed software of $9.4 million, offset by sales and maturities of marketable securities of $4.0 million. Cash used in investing activities increased compared to 2008 primarily due to us adopting a more conservative approach by moving cash out of marketable securities into cash and cash equivalent investments beginning in the first half of 2008. As a result, sales and maturities of marketable securities, net of purchases and the reclassification of our investment in the Primary Fund (see Summary of Critical Accounting Policies; Significant Judgments and Estimates), were $34.8 million in 2008 compared to $4.0 million in 2009. This comparative increase in cash used for investing activities was offset by fewer purchases of property, plant and equipment in 2009 as we made a concerted effort to reduce these purchases.

Cash provided by financing activities was $1.4 million in 2009 from proceeds received from the exercise of stock options. Cash provided by financing activities increased compared to 2008 due to the repurchase of our common stock in the first half of 2008, offset by more proceeds from the exercise of stock options compared to 2009. On February 18, 2010 we announced a one-time dividend payment of $0.35 per share for all common stockholders of record as of March 1, 2010. We estimate the dividend will result in a cash payment of approximately $47 million in the first quarter of 2010. In addition, we declared a special dividend equivalent payment of $0.35 per Restricted Stock Unit (“RSU”) for all outstanding RSU awards as of March 1, 2010, to be paid in shares when the awards vest. If an RSU does not vest, the dividend is forfeited.

Consistent with prior years, we expect our first quarter 2010 operating cash flow to be negative, primarily due to the annual performance bonuses we expect to pay in the first quarter of 2010.

In 2008 our ARS began experiencing auction failures which limited the liquidity of these investments. Our ARS totaled, at cost, $17.9 million and their fair value was $16.7 million as of December 31, 2009. We have an agreement with UBS to sell back to them the ARS we purchased, at cost, during a two year period beginning June 30, 2010. There is no guarantee, though, that UBS will be able to redeem the Put Right and buy back the $16.4 million, at cost, that we have invested with them as of December 31, 2009. Should we be unable to liquidate the ARS investments held with UBS in the future, our lack of access to the underlying value could have a material impact on our income and results in operations. We intend to exercise the Put Right within the two year period prescribed in the offer from UBS if we are unable to liquidate these ARS in the interim. We have the ability and intend to hold the $1.5 million ARS not invested with UBS until a successful auction or other liquidating event occurs and they are liquidated at cost, nor do we believe we will be required to liquidate these ARS at an amount below their cost.

Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

We believe that our existing cash and other short-term investments will be sufficient to meet our working capital and capital expenditure requirements, investing activities and the expected cash outlay for our previously recorded restructuring activities for at least the next 12 months.

New Accounting Pronouncements

In September 2009, the FASB issued an accounting standard that amends the consolidation guidance applicable to variable interest entities and is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In September 2009, the FASB issued an accounting standard that eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires greater transparency of related disclosures. The standard is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence or third party evidence cannot be determined. The rules provide for the determination of the best estimate of selling price for separate deliverables and allow the allocation of arrangement consideration using this relative selling price model. The guidance eliminates the use of the residual method. The guidance supersedes the prior multiple element revenue arrangement accounting rules that we currently use. The new guidance can be prospectively applied in fiscal years beginning on or after June 15, 2010 or can be earlier or retrospectively adopted. We are currently evaluating the impact of adopting the guidance.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We account for our marketable securities as “available-for-sale” or “trading” securities. Available-for-sale securities are carried on the balance sheet at fair value. Unrealized gains and losses on available-for-sale securities that are considered temporary are reflected in the “accumulated other comprehensive loss” section of our consolidated balance sheet. Unrealized losses on available-for-sale securities are reflected in earnings when the decline in fair value below cost basis is determined to be other-than-temporary. Credit losses on debt securities classified as available-for-sale are an example of other-than-temporary declines in value and are reflected in the “other income, net” section of our consolidated statements of operations. Trading securities are carried on the balance sheet at fair value with unrealized gains and losses reflected in the “other income, net” section of our consolidated statements of operations.

The estimated fair value of our marketable securities portfolio was $17.4 million as of December 31, 2009 which includes $16.7 million, of ARS, and $0.8 million of a money market fund (the Primary Fund) classified as marketable securities. Our investment in the Primary Fund is classified as available-for-sale securities. The estimated fair value of our ARS classified as available-for-sale was $1.4 million and our ARS classified as trading securities was $15.3 million. In January 2010 we received the remaining Primary Fund balance of $0.8 million.

The estimated fair value of our marketable securities portfolio was $20.7 million as of December 31, 2008 which includes $17.3 million, of ARS, $1.0 million in corporate debt securities and $2.5 million of a money market fund (the Primary Fund) classified as marketable securities. Our investment in the Primary Fund and corporate debt securities were classified as available-for-sale securities. The estimated fair value of our ARS classified as available-for-sale was $1.3 million and our ARS classified as trading securities was $15.9 million.

Our ARS investments are from various issuers collateralized by student loans and municipal debt. ARS are securities with long-term contractual maturities but with interest rates that are reset every seven to thirty-five days by auctions. At the end of each reset period, investors can sell or continue to hold the securities at par. As all of our ARS have experienced auction failures since February 2008, it is likely that auction failures will continue. As a result, declines in value of our ARS classified as trading securities are recorded in “other income, net” on our consolidated statements of operations. Only the credit losses related to the remaining ARS classified as available-for-sale securities are recorded in “other income, net.” If in the future we decide to or are compelled to sell the ARS classified as available-for-sale before a successful auction occurs, the impairment not related to credit losses would be reflected in “other income, net.”

In addition, on November 5, 2008, we accepted an offer from UBS AG (“UBS”), one of our investment brokers through whom we purchased our ARS classified as trading securities, that grants us the right to sell to UBS all the ARS invested with them, at amortized cost, at any time during a two-year period beginning June 30, 2010 (the “Put Right”). As a result, we record the fair value of the Put Right, and any subsequent changes in future periods, in “other income, net.”

We may be unable to liquidate our ARS securities, and there is no guarantee UBS will be able to redeem the Put Right on or after June 30, 2010. Should we be unable to liquidate the current $16.4 million (amortized cost) in ARS investments held with UBS in the future, our lack of access to the underlying value could have a material impact on our income and results in operations. We intend to exercise the Put Right within the two year period prescribed in the offer from UBS if we are unable to liquidate these ARS in the interim. We do not intend to sell the remaining $1.5 million (amortized cost) ARS classified as available-for-sale until a successful auction occurs, nor do we believe that we will be required to sell these ARS at less than par before a successful auction occurs.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. If any of our trading securities are sold prior to maturity at a loss and/or experience declines in fair value, these charges will be recorded in “other income, net” and could materially affect our earnings. Should interest rates fluctuate by 10 percent, the change in value of our marketable securities would not have been significant as of December 31, 2009 and our interest income would have changed by approximately $0.3 million for 2009.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates because a significant portion of our revenues, expenses, assets, and liabilities are denominated in currencies other than the U.S. dollar, primarily the British pound sterling the euro, the Indian rupee and the Canadian dollar. These exposures may change over time as business practices evolve.

For 2009, approximately 45% of our revenues and approximately 56% of our operating expenses were denominated in foreign currencies, as compared to 44% and 57%, respectively, during 2008. In addition, 49% and 47% of our assets and liabilities, respectively, were subject to foreign currency exchange fluctuations as of December 31, 2009 as compared to 47% for both assets and liabilities at December 31, 2008. We also have assets and liabilities in certain entities that are denominated in currencies other than the entity’s functional currency.

Approximately 13% of our operating expenses for 2009 were denominated in Indian rupees. Because we have minimal associated revenues in Indian rupees, any movement in the exchange rate between the U.S. dollar and the Indian rupee has a significant impact on our operating expenses and operating profit. Approximately 22% of our service revenues for 2009 are denominated in the British pound sterling. Any movement in the exchange rate between the U.S. dollar and the British pound has a significant impact on our revenues and operating income. We manage foreign exchange exposure through a risk management program that partially mitigates our exposure to operating expenses denominated in the Indian rupee and revenues denominated in the British pound sterling and that includes the use of derivative financial instruments which are not designated as accounting hedges and, as a result, gains and losses associated with these instruments are reflected in earnings. As of December 31, 2009 we had option contracts outstanding in the notional amount of approximately $18.2 million ($11.8 million for our Indian rupee contracts and $6.4 million for our British pound sterling contracts). Because these instruments are option collars that are settled on a net basis with the bank, we have not recorded the gross underlying notional amounts in our assets and liabilities as of December 31, 2009. The following table details our net realized and unrealized gains/losses on these option contracts for 2009, 2008 and 2007.

	Year Ended
	December 31,
	2009	2008	2007

(Gain) loss on foreign exchange option contracts not designated	$(19)	$802	$16

We also performed a sensitivity analysis of the possible loss that could be incurred on these contracts as a result of movements in the Indian rupee. Changes of 10%, 15% and 20% of the underlying average exchange rate of our unsettled Indian rupee positions as of December 31, 2009 would result in maximum losses on these positions of $0.8 million, $1.3 million, and $1.7 million, respectively. Changes of 10%, 15% and 20% of the underlying average exchange rate of our unsettled British pound sterling positions as of December 31, 2009 would result in maximum losses on these positions of $0.2 million, $0.3 million, and $0.4 million, respectively. Positions expire in January and February of 2010 and therefore, any losses in respect to these positions after December 31, 2009 would be recognized in the three months ending March 31, 2010.

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sapient Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations as of January 1, 2009.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Nitro Ltd from its assessment of internal control over financial reporting as of December 31, 2009 because it was acquired by the Company in a purchase business combination during the third quarter of 2009. We have also excluded Nitro Ltd. from our audit of internal control over financial reporting. Nitro Ltd. is a wholly-owned subsidiary whose total assets and total revenue each represent less than 4%, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 23, 2010

SAPIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$195,678	$169,340
Marketable securities, current portion	16,082	3,462
Restricted cash, current portion	393	372
Accounts receivable, less allowance for doubtful accounts of $610 and $395 at December 31, 2009 and 2008, respectively	111,987	88,930
Unbilled revenues	47,426	43,665
Deferred tax assets, current portion	27,616	1,835
Prepaid expenses	11,902	7,033
Other current assets	12,991	11,355

Total current assets	424,075	325,992
Marketable securities, net of current portion	1,362	17,267
Restricted cash, net of current portion	2,308	2,139
Property and equipment, net	29,229	32,397
Purchased intangible assets, net	23,061	9,644
Goodwill	76,004	51,711
Deferred tax assets, net of current portion	33,521	7,520
Other assets	5,359	5,600

Total assets	$594,919	$452,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,238	$6,977
Accrued expenses	47,185	39,951
Accrued compensation	49,147	55,605
Accrued restructuring costs, current portion	3,727	3,123
Income taxes payable	8,534	6,653
Deferred tax liabilities, current portion	136	478
Deferred revenues, current portion	19,544	15,143

Total current liabilities	147,511	127,930
Accrued restructuring costs, net of current portion	2,994	4,799
Deferred revenues, net of current portion	—	289
Deferred tax liabilities, net of current portion	1,579	5,092
Other long-term liabilities	16,634	12,213

Total liabilities	168,718	150,323
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 authorized and none issued at
December 31, 2009 and 2008	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized,
133,272,997 and 131,785,458 shares issued at December 31, 2009 and 2008, respectively	1,333	1,318
Additional paid-in capital	583,291	580,936
Treasury stock, at cost, 444,418 and 5,239,006 shares at December 31, 2009 and 2008, respectively	(2,316)	(24,165)
Accumulated other comprehensive loss	(12,626)	(24,535)
Accumulated deficit	(143,481)	(231,607)

Total stockholders’ equity	426,201	301,947

Total liabilities and stockholders’ equity	$594,919	$452,270

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Revenues:
Service revenues	$638,884	$662,412	$546,438
Reimbursable expenses	27,794	25,076	19,551

Total gross revenues	666,678	687,488	565,989

Operating expenses:
Project personnel expenses	435,859	435,508	372,363
Reimbursable expenses	27,794	25,076	19,551

Total project personnel expenses and reimbursable expenses	463,653	460,584	391,914
Selling and marketing expenses	31,931	36,233	33,113
General and administrative expenses	118,018	123,188	120,617
Restructuring and other related charges	4,548	194	32
Amortization of purchased intangible assets	5,146	2,660	2,038
Acquisition costs and other related charges	2,962	—	—

Total operating expenses	626,258	622,859	547,714

Income from operations	40,420	64,629	18,275
Other income, net	267	1,280	422
Interest income, net	2,889	5,806	5,478

Income before income taxes	43,576	71,715	24,175

Provision for income taxes	13,735	9,239	8,959
Benefit from release of valuation allowance	(58,285)	—	—

(Benefit from) provision for income taxes	(44,550)	9,239	8,959

Net income	$88,126	$62,476	$15,216

Basic net income per share	$0.69	$0.50	$0.12

Diluted net income per share	$0.66	$0.48	$0.12

Weighted average common shares	127,969	125,988	124,180
Weighted average dilutive common share equivalents	4,912	3,176	3,711

Weighted average common shares and dilutive common share equivalents	132,881	129,164	127,891

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other		Total
	Common Shares		Paid-	Treasury Shares		Comprehensive	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	In Capital	Shares	Amount	Income	Income (Loss)	Deficit	Equity
	(In thousands)

Balance at December 31, 2006	131,785	$1,318	$547,369	(8,490)	$(30,673)		$5,782	$(309,299)	$214,497

Shares issued under stock option and purchase plans	—	—	2,134	2,565	8,934		—	—	11,068
Vesting of restricted stock, net			(3,216)	555	1,894				(1,322)
Stock-based compensation expense	—	—	17,996	—	—		—	—	17,996
Repurchase of common stock	—	—	—	(702)	(4,395)		—	—	(4,395)
Reclassification of redeemable common stock	—	—	190	—	—		—	—	190
Tax benefits from stock plans	—	—	405	—	—		—	—	405
Comprehensive income:
Net income	—	—	—	—	—	15,216	—	15,216	15,216
Other comprehensive income:
Currency translation adjustments	—	—	—	—	—	6,882	6,882	—	6,882
Net unrealized gain on investments	—	—	—	—	—	22	22	—	22

Total comprehensive income	—	—	—	—	—	$22,120	—	—	—

Balance at December 31, 2007	131,785	$1,318	$564,878	(6,072)	$(24,240)		$12,686	$(294,083)	$260,559

Shares issued under stock option and purchase plans	—	—	425	1,304	5,759		—	—	6,184
Vesting of restricted stock, net			(5,252)	662	2,799				(2,453)
Stock-based compensation expense	—	—	15,122	—	—		—	—	15,122
Repurchase of common stock	—	—	—	(1,441)	(9,902)		—	—	(9,902)
Reclassification of redeemable common stock	—	—	290	—	—		—	—	290
Issuance of common stock in connection with acquisition	—	—	5,388	308	1,419		—	—	6,807
Tax benefits from stock plans	—	—	85	—	—		—	—	85
Comprehensive income:
Net income	—	—	—	—	—	62,476	—	62,476	62,476
Other comprehensive income:
Currency translation adjustments	—	—	—	—	—	(37,064)	(37,064)	—	(37,064)
Net unrealized loss on investments	—	—	—	—	—	(157)	(157)	—	(157)

Total comprehensive income	—	—	—	—	—	$25,255	—	—	—

Balance at December 31, 2008	131,785	$1,318	$580,936	(5,239)	$(24,165)		$(24,535)	$(231,607)	$301,947

Shares issued under stock option and purchase plans	338	3	1,074	64	296		—	—	1,373
Vesting of restricted stock, net	838	9	(8,502)	754	3,479				(5,014)
Stock-based compensation expense	—	—	14,721	—	—		—	—	14,721
Issuance of common stock in connection with Derivatives Consulting Group Ltd. acquisition	312	3	2,360	—	—		—	—	2,363
Issuance of common stock in connection with Nitro Ltd. acquisition	—	—	(7,242)	3,114	14,096		—	—	6,854
Issuance of employment-based restricted shares in connection with Nitro Ltd. acquisition	—	—	—	863	3,978		—	—	3,978
Tax shortfall from stock plans	—	—	(56)	—	—		—	—	(56)
Comprehensive income:
Net income	—	—	—	—	—	88,126	—	88,126	88,126
Other comprehensive income:
Currency translation adjustments	—	—	—	—	—	11,871	11,871	—	11,871
Net unrealized gain on investments	—	—	—	—	—	38	38	—	38

Total comprehensive income	—	—	—	—	—	$100,035	—	—	—

Balance at December 31, 2009	133,273	$1,333	$583,291	(444)	$(2,316)		$(12,626)	$(143,481)	$426,201

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income	$88,126	$62,476	$15,216
Adjustments to reconcile net income to net cash provided by operating activities:
Loss recognized on disposition of fixed assets	85	660	72
Unrealized loss (gain) on hedge positions	44	(264)	(11)
Unrealized (gain) loss on marketable securities and put right, net	(103)	310	—
Depreciation expense	15,984	17,218	15,300
Amortization of purchased intangible assets	5,146	2,660	2,038
Deferred income taxes	869	45	782
Income tax benefit from release of valuation allowance	(58,285)	—	—
Provision for (recovery of) doubtful accounts, net	215	(54)	(1,426)
Stock-based compensation expense	14,921	15,122	17,996
Changes in operating assets and liabilities, net of acquisitions and disposition:
Accounts receivable	(8,805)	(7,132)	(3,676)
Unbilled revenues	(1,286)	(15,914)	1,726
Prepaid expenses	(3,090)	101	(1,823)
Other current assets	(165)	652	776
Other assets	(141)	(189)	(499)
Accounts payable	3,484	(685)	(3,342)
Accrued expenses	(7,471)	1,984	2,064
Accrued compensation	(17,048)	2,009	18,180
Accrued restructuring costs	(1,207)	(3,323)	(4,572)
Income taxes payable	2,098	6,409	(3,802)
Deferred revenues	3,325	3,002	(1,922)
Other long-term liabilities	2,016	(27)	5,124

Net cash provided by operating activities	38,712	85,060	58,201

Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(19,057)	(23,517)	(883)
Cash received for sale of discontinued operations, net, and payment to minority stockholders	—	720	436
Purchases of property and equipment and cost of internally developed software	(9,419)	(17,889)	(20,361)
Sales and maturities of marketable securities	4,023	54,741	103,637
Purchases of marketable securities	—	(8,330)	(109,423)
Designation of cash equivalent to marketable securities	—	(11,626)	—
Cash received (paid) on financial instruments, net	479	(955)	—
Restricted cash	(122)	(908)	360

Net cash used in investing activities	(24,096)	(7,764)	(26,234)

Cash flows from financing activities:
Principal payments under capital lease obligations	(34)	(68)	(106)
Repayment of bank loan	—	(1,364)	—
Tax benefit from stock plans	29	85	182
Proceeds from stock option and purchase plans	1,373	6,184	11,068
Repurchases of common stock	—	(9,902)	(4,395)

Net cash provided by (used in) financing activities	1,368	(5,065)	6,749

Effect of exchange rate changes on cash and cash equivalents	10,354	(21,588)	4,959

Increase in cash and cash equivalents	26,338	50,643	43,675
Cash and cash equivalents, at beginning of period	169,340	118,697	75,022

Cash and cash equivalents, at end of period	$195,678	$169,340	$118,697

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

Sapient Corporation (“Sapient” or the “Company”), a global services firm, helps clients compete, evolve and grow in an increasingly complex marketplace. The Company markets its services through two primary areas of focus — SapientNitro and Sapient Global Markets — positioned at the intersection of marketing, business and technology. SapientNitro provides brand and marketing strategy, creative work, web design and development and emerging media expertise. Sapient’s Global Markets services provide business and information technology (“IT”) strategy, process and system design, program management, custom development and package implementation, systems integration and outsourced services, including testing, maintenance and support. Headquartered in Boston, Massachusetts, Sapient maintains a global presence with offices across the United States and Canada, the United Kingdom, Germany, Singapore, Sweden, Switzerland, the Netherlands, Australia, China, Russia and India.

(2)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned, controlled subsidiaries. All intercompany transactions have been eliminated in consolidation.

On July 1, 2009 the Company acquired 100% of the outstanding shares of Nitro Ltd. (“Nitro”). The acquisition was accounted for using the acquisition method and the results of operations of Nitro have been included in the Company’s consolidated financial statement as of the acquisition date. On August 6, 2008, the Company acquired 100% of the outstanding shares of Derivatives Consulting Group, Limited (“DCG”). The acquisition of DCG was accounted for under the purchase method of accounting and the results of operations of DCG have been included in the Company’s consolidated financial statements as of the acquisition date.

Certain prior year reclassifications have been made to conform to the current year presentation.

(b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates relied upon in preparing these financial statements include estimated costs to complete long-term contracts, estimated fair value of investments, including whether any decline in such fair value is other-than-temporary, estimated fair values of reporting units used to evaluate goodwill for impairment stock-based compensation expenses, restructuring and other related charges, contingent liabilities and recoverability of the Company’s net deferred tax assets and related valuation allowances. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

(c)	Foreign Currency Translation and Transactions

For non-U.S. subsidiaries, which operate in a constant currency environment, assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. The constant currency for the majority of foreign subsidiaries is considered to be the functional currency and, accordingly, translation adjustments are reported as a separate component of stockholders’ equity under the caption “accumulated other comprehensive loss”.

Cash flows of non-U.S. subsidiaries, whose functional currency is the constant currency, are translated to U.S. dollars using average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the consolidated statements of cash flows during the period.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gains (losses) from foreign currency transactions of approximately ($0.1 million), $2.5 million, and ($0.7 million) are included in general and administrative expenses in the consolidated statements of operations for 2009, 2008 and 2007, respectively.

(d)	Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, from the date of purchase, cash equivalents.

(e)	Marketable Securities, Investment and Other Financial Assets

The Company accounts for its marketable securities as “available-for-sale” or “trading” securities. Available-for-sale securities are carried on the balance sheet at fair value. Unrealized gains and losses on available-for-sale securities that are considered temporary are reflected in the “accumulated other comprehensive loss” section of the Company’s consolidated balance sheet. Unrealized losses, excluding losses related to the credit rating of the security (credit losses), on available-for-sale securities that are considered other-than-temporary but relate to securities that the Company (i) does not intend to sell and (ii) will not be required to sell below cost are also reflected in “accumulated other comprehensive loss”. As the Company does not intend to sell its available-for-sale securities before they mature, nor does the Company believe it will be required to sell them below cost, the only other-than-temporary losses the Company reflects in “other income, net” on its consolidated statement of operations are related to credit losses. The Company’s available-for-sale securities consist of Auction Rate Securities (“ARS”), which are collateralized by municipal debt and student loans, and an investment in The Reserve Primary Fund (“the Primary Fund”), a money-market fund that suspended redemptions in 2008 which is discussed below.

Assessing whether a decline in value in available-for-sale securities is other-than-temporary requires the Company to assess whether it intends to sell the security and if it would be more likely than not that the Company would be required to sell the available-for-sale security before its cost can be recovered, for reasons such as contractual obligations or working capital needs. Also, the Company has to assess whether cost of the available-for-sale security will be recovered regardless of intent and/or requirement to sell. This assessment requires the Company to evaluate, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of the business outlook for the issuer, including industry and sector performance, operational and financing cash flow factors and overall market conditions and trends. Assessing the above factors involves inherent uncertainty. Accordingly, declines in fair value, if recorded, could be materially different from the actual market performance of marketable securities in the Company’s portfolio, if, among other things, relevant information related to its marketable securities was not publicly available or other factors not considered by the Company would have been relevant to the determination of impairment.

On May 5, 2009 the Securities and Exchange Commission (“SEC”) filed suit seeking an order to distribute the Primary Fund’s remaining assets to investors on a pro rata basis. On September 8, 2009 the U.S. District Court for the Southern District of New York issued an order that set a schedule for its consideration of the SEC’s proposed plan of distribution. The Company believes that the court’s decision results in the Company being unable to recover the par value of its investment in the Primary Fund. Consequently, the Company has recorded an impairment of $0.2 million in earnings for 2009 based upon the pro rata distribution percentage set by the court and applicable to the Company’s remaining investment in the Primary Fund as of the date of the court’s decision. The fair value of our investment in the primary fund as of December 31, 2008 was $2.5 million. The fair value of our investment in the Primary Fund as of December 31, 2009 was $0.8 million, net of the aforementioned $0.2 million impairment and $1.5 million in redemptions received. In January 2010 we received the remaining $0.8 million balance.

Trading securities are carried on the balance sheet at fair value with unrealized gains and losses reflected in the “other income, net” section of the consolidated statements of operations. The Company’s trading securities consist of ARS collateralized by student loans.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commencing on February 13, 2008 ARS the Company held experienced failed auctions that limited the liquidity of these securities. As of December 31, 2009 all of the Company’s ARS have experienced auction failures. Based on current market conditions, it is likely that auction failures will continue that could result in either temporary or additional other-than-temporary impairments of its ARS holdings. In 2007, the Company’s ARS were recorded at cost, which approximated fair market value due to their variable interest rates, which typically reset through an auction process every seven to thirty-five days. This auction mechanism generally allows existing investors to roll over their holdings and continue to own their securities or liquidate their holdings by selling their securities at par value. Because of these short intervals between interest reset dates, the Company monitors the auctions to ensure they are successful, which provides evidence that these investments if carried at par value approximate their fair value. To the extent an auction fails and the securities are not liquid, the Company seeks other alternatives to determine the fair value of these securities, which may not be based on quoted market transactions. Due to the lack of an active market for ARS investments, there were no quoted prices and little observable market data available for us to determine the market value of these holdings as of December 31, 2009. As a result, the Company estimated the fair value of all its ARS investments using a discounted cash flow analysis which considers the following key inputs: (i) the underlying structure of each investment, (ii) the probability of passed or failed auctions at various points in the future, (iii) the timing of expected future principal payments, and (iv) discount rates that are believed to reflect current market conditions and the relevant risk associated with each investment.

On November 5, 2008 the Company accepted an offer from UBS AG (“UBS”), one of its investment brokers through whom it purchased ARS, that grants the Company the right to sell to UBS all of its ARS invested with them, at par, at any time during a two-year period beginning June 30, 2010 (the “Put Right”). As a result, the Company reclassified ARS held with UBS to “trading” securities and recorded the cumulative decline in fair value to “other income, net” on its consolidated statements of operations. The Company also elected the fair value option for the Put Right and records changes in its value to “other income, net” and will continue to reflect the change in fair value of its investments with UBS and the Put Right in “other income, net” in future periods.

The Company may be unable to liquidate its ARS securities, and there is no guarantee UBS will be able to redeem the Put Right on or after June 30, 2010. Should the Company be unable to liquidate its ARS investments held with UBS in the future, our lack of access to the underlying value could have a material impact on its income and results in operations. The Company intends to exercise the Put Right within the two year period prescribed in the offer from UBS if it is unable to liquidate these ARS in the interim. As part of assessing the fair value of the Put Right in future periods the Company will continue to assess the economic ability of UBS to meet its obligation under the Put Right.

Effective January 1, 2008 the Company adopted a new accounting standard stating that valuation techniques used to measure fair value under the current fair value standard must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The Company classifies its marketable securities, investment and other financial assets and liabilities either Level 1, 2 or 3 assets according to the above hierarchy.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Financial Instruments and Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, accrued expenses and income taxes payable.

The Company performs credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses and such losses have been within management’s expectations. During 2009 and 2008, no individual customer accounted for greater than 10% of service revenues. During 2007 one customer, Sprint Nextel, accounted for greater than 10% of service revenues. No customer’s accounts receivable balance exceeded 10% of total accounts receivable as of December 31, 2009 or 2008.

The fair market values of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, accrued expenses and income taxes payable at both December 31, 2009 and 2008 approximate their carrying amounts.

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

The Company had recorded realized gains of $0.1 million in 2009 and recorded realized losses of $1.1 million and $27,000 in 2008 and 2007, respectively, in the consolidated statement of operations related to these instruments. The Company had recorded unrealized loss of $44,000 in 2009 and unrealized gains of $0.3 million and $11,000 in 2008 and 2007, respectively, in the consolidated statement of operations related to these instruments. Currently, the Company enters into 30 day average rate instruments covering a rolling 90 day period with notional amounts of 275 million rupees (approximately $5.9 million) and two million pounds sterling (approximately $3.2 million) per month. As these instruments are option collars that are settled on a net basis with the bank, the Company has not recorded the gross underlying notional amounts in its consolidated balance sheets as of December 31, 2009. These option positions settle in the three month period ended March 31, 2010. None of the Company’s derivative financial instruments qualified for hedge accounting.

The following table reflects the fair value of the Company’s derivative assets and liabilities on its consolidated balance sheets as of December 31, 2009 and 2008 (in thousands):

	Derivative Assets Reported in		Derivative Liabilities Reported
	Other Current Assets		in Accrued Expenses
	December 31,		December 31,
	2009	2008	2009	2008

Foreign exchange option contracts not designated	$238	$691	$21	$—

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the effect of realized and unrealized gains and losses, net, of the Company’s foreign exchange option contracts on its results of operations for twelve months ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended
	December 31,
	2009	2008	2007

(Gain) loss on foreign exchange option contracts not designated	$(19)	$802	$16

(h)	Property and Equipment

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

During 2009, the Company capitalized costs of $2.4 million primarily related to internal financial systems, a staffing module and upgrades, of which $2.1 million relates to costs associated with software developed for internal use that was placed into service during 2009. The remaining $0.3 million relates to costs associated with the development of software for internal use that was not yet placed into service as of December 31, 2009. During 2008, the Company capitalized costs of $3.0 million primarily related to internal financial systems, a staffing module and upgrades, of which $2.7 million relates to costs associated with software developed for internal use that was placed into service during 2008. The remaining $0.3 million relates to costs associated with the development of software for internal use that was not yet placed into service as of December 31, 2008. During 2007, the Company capitalized costs of $3.3 million primarily related to a human resource management system, of which $2.2 million relates to costs associated with software developed for internal use that was placed into service during 2007. The remaining $1.1 million relates to costs associated with the development of software for internal use placed into service during 2008. The capitalized costs placed in service during 2009, 2008 and 2007 are being amortized over three years. Amortization expense for costs incurred to develop computer software for internal use totaled $2.9 million, $2.6 million, and $1.6 million during 2009, 2008, and 2007, respectively, and are reflected in “general and administrative expenses” on the consolidated statement of operations and “depreciation expense” on the consolidated statements of cash flows.

(j)	Costs Incurred to Sell, Lease, or Otherwise Market Computer Software

Generally accepted accounting principles specify that costs internally in researching and developing a computer software product to sell, lease or otherwise market, should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. The Company has determined that

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

technological feasibility for its software products is reached after all high-risk development issues have been resolved through coding and testing. This is generally shortly before the products are released. Unamortized capitalized software costs, included in property and equipment, net on the consolidated balance sheet, as of December 31, 2009 and 2008 were approximately $1.1 million and $1.3 million respectively. Amortization expense totaled approximately $0.6 million, $0.8 million and $0.4 million for the year ended December 31, 2009, 2008, and 2007, respectively, and is included in project personnel expenses. The Company capitalized costs of $0.4 million, $1.1 million and $0.6 million for the year ended December 31, 2009, 2008 and 2007, respectively.

(k)	Purchased Intangible Assets and Goodwill

The Company assesses the useful lives and possible impairment of existing recognized intangible assets when an event occurs that may trigger such a review. Factors we consider important which could trigger a review include:

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

Determining whether a triggering event has occurred involves significant judgment from the Company. Identifiable intangible assets include purchased intangible assets with finite lives, which primarily consist of marketing assets and customer lists, customer contracts, non-compete agreements, developed technology, purchased license agreements, tradenames and order backlog. Finite-lived purchased intangible assets are amortized over their expected period of benefit, which generally ranges from one to seven years.

The goodwill impairment test requires the Company to identify reporting units and to determine estimates of the fair value of our reporting units as of the date we test for impairment. Assets and liabilities, including goodwill, are allocated to reporting units based on factors such as specific identification and percentage of revenue. To conduct a goodwill impairment test, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, the Company will record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. The Company estimates the fair value of its reporting units using the income approach, via discounted cash flow valuation models which include, but are not limited to, assumptions such as a “risk-free” rate of return on an investment, the weighted average cost of capital of a market participant, and future revenue, operating margin, working capital and capital expenditure trends. The Company performed its annual assessment of our goodwill during the fourth quarter of 2009 and determined that the estimated fair values of its reporting units significantly exceed their carrying value and, therefore, goodwill was not impaired. The Company completes its goodwill impairment analyses at least annually, or more frequently when events and circumstances, like the ones mentioned above, occur indicating that the recorded goodwill may be impaired. Determining fair value of reporting units and goodwill includes significant judgment by the Company and different judgments could yield different results.

(l)	Valuation of Long-lived Assets

Long-lived assets primarily include property and equipment and intangible assets with finite lives. Long-lived assets are reviewed on a regular basis for the existence of facts and circumstances that may suggest that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated undiscounted future cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded at an amount required to reduce the carrying amount to fair value. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

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

The Company recognizes revenues from its fixed-price and time-and-materials technology implementation consulting contracts using the percentage-of-completion method. The Company uses the percentage-of-completion method because the nature of the services provided in these contracts are similar to contracts that are required to use the percentage-of-completion per generally accepted accounting principles, like services provided by engineers and architects, for example. Revenues generated from fixed-price and time-and-materials non-technology implementation contracts, except for support and maintenance contracts, are recognized based upon a proportional performance model. The Company’s percentage-of-completion method and its proportional performance method of accounting calculate revenue based on the percentage-of-labor incurred to estimated total labor. This method is used because reasonably dependable estimates of the revenues and labor applicable to various stages of an arrangement can be made, based on historical experience and milestones set in the contract. Revenue from time-and-materials contracts is recognized as services are provided. In situations where time-and-materials contracts require deliverables and provide for a ceiling on fees that can be charged, the arrangement is recognized as time-and-materials are incurred unless calculated fees are estimated to exceed the ceiling, in which case revenue recognition is based on the proportional performance method. Revenues generated from staff augmentation, support and maintenance contracts are recognized ratably over the arrangement’s term.

The Company’s project delivery and business unit finance personnel continually review labor incurred and estimated total labor, which may result in revisions to the amount of recognized revenue under an arrangement. Certain arrangements provide for revenue to be generated based upon the achievement of certain performance standards. Revenue related to achieving such performance standards is recognized when such standards are achieved. Revenue related to the achievement of performance standards was immaterial during 2009, 2008 and 2007.

Revenues from arrangements with multiple elements are allocated based on the fair value of the elements. For these arrangements, all deliverables in the arrangement are evaluated to determine whether they represent separate units of accounting. Fair value is determined based on reliable evidence of the fair value of each deliverable. When fair value exists for the undelivered unit but not for the delivered unit, revenues are recognized in accordance with generally accepted accounting principles for the separate elements when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially under the Company’s control. This evaluation is performed at the inception of the arrangement and as each item in the arrangement is delivered. The evaluation involves significant judgments regarding the nature of the services and deliverables being provided, whether these services and deliverables can reasonably be divided into the separate units of accounting and the fair value of the separate elements determined.

Revenues related to digital marketing media sales are recorded as the net amount of our gross billings less pass-through expenses charged to a client. In most cases, the amount that is billed to clients significantly exceeds the amount of revenue that is earned and reflected in the Company’s financial statements, because of various pass-through expenses such as production and media costs. The Company is required to assesses whether the agency or the third-party supplier is the primary obligor. The terms of client agreements are evaluated as part of this

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assessment. In addition, the Company gives appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. Because Sapient broadly operates as an advertising agency based on its primary lines of business and given the industry practice to generally record revenue on a net versus gross basis, the Company believes that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, revenue is recorded net of pass-through charges when management believes the key indicators of the business suggest that the Company generally act as an agent on behalf of its clients in its primary lines of business. In those businesses where the key indicators suggest Sapient acts as a principal, the Company records the gross amount billed to the client as revenue.

Marketing services, including access to the company’s BridgeTrack software application, that are provided in exchange for monthly retainer fees and license fees and are recognized as the monthly services are provided. Revenue from offline printing and production services are recognized at the time title of the related items transfers to the customer, provided that all other revenue recognition criteria have been met.

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

The Company recognizes revenue for services when collection from the client is reasonably assured, and the fees are fixed or determinable. The Company establishes billing terms at the time project deliverables and milestones are agreed. Normal payment terms are thirty days from invoice date. Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled revenues. Amounts invoiced to clients in excess of revenue recognized are classified as deferred revenues. The Company’s project delivery and business unit finance personnel continually monitor timely payments from clients and assess any collection issues. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. The Company uses the specific identification method and bases its estimates on historical collection and write-off experience, current trends, credit policy, and detailed analysis of specific client situations. While such credit losses have historically been within management’s expectations and the allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on the Company’s business, financial condition and results of operations.

(n)	Stock-Based Compensation

The Company recognizes the fair value of stock-based awards as stock-based compensation expense, net of a forfeiture rate, for only those shares expected to vest on a straight-line basis over the requisite service period of the award when the only condition to vesting is continued employment. If vesting is subject to a market or performance condition, vesting is based on the derived service period. The Company estimates its forfeiture rate based on its historical experience and any known factors that may influence future forfeitures. The fair value per share of Restricted Stock Unit (“RSU”) awards is equal to the quoted market price of the Company’s common stock on the date of grant. Restricted stock that is contingent on employment is valued based on the fair market value on the date of issuance. RSU awards with market-based vesting criteria are valued using a lattice model. The Company uses the Black-Scholes valuation model for estimating the fair value of stock options granted.

The Company granted RSUs in 2009, 2008 and 2007. The Company has not granted stock options, regularly, since 2006. The Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If actual forfeiture rate is materially different from its estimate, the stock-based

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense could be significantly different from what the Company has recorded in the current period. As a result of the Company’s forfeiture analysis conducted in the fourth quarter of 2008, which considered the trend of historical forfeitures as well as future expectations of forfeiture activity, it increased its forfeiture rate estimate and recorded a reduction in stock-based compensation expense of $2.8 million, relating to grants made in 2005 and 2006. Of the $2.8 million reduction recorded in 2008, $1.7 million is reflected in project personnel expenses, $0.8 million is reflected in general and administrative expenses and $0.3 million is reflected in selling and marketing expenses. The Company’s 2009 annual review of its forfeiture estimate did not yield a material adjustment.

(o)	Advertising Costs

The Company charges the costs of advertising to expense as incurred, and includes these costs in selling and marketing expenses in the consolidated statements of operations. The amounts of advertising expenses recorded by the Company were immaterial for all periods presented.

(p)	Income Taxes

The Company records income taxes under the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences, operating losses, or tax credit carry forwards are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company is required to establish a valuation allowance based on whether realization of deferred tax assets are considered to be more likely than not. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company reinvests certain earnings of foreign operations indefinitely and, accordingly, does not provide for income taxes that could result from the remittance of such earnings. When the Company can no longer assert indefinite reinvestment of foreign earnings it must provide for income taxes on those amounts.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

(q)	Restructuring and Other Related Charges

From time to time, the Company establishes exit plans for restructuring activities requires, that the Company make estimates as to the nature, timing and amount of the exit costs that it specifically identified. The consolidation of facilities required the Company to make estimates, which included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sub-lease income. The Company reviews on a regular basis its sub-lease assumptions and lease buy-out assumptions. These estimates include lease buy-out costs, anticipated sublease rates, other terms and conditions in sub-lease contracts, and the timing of these sub-lease arrangements. If the rental markets continue to change, the Company’s lease buy-out, sub-lease and space

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirement assumptions may not be accurate and it is possible that changes in these estimates could materially affect its financial condition and results of operations.

(r)	Net Income Per Share

Company presents basic net income per share and diluted net income per share. Basic income per share is based on the weighted average number of shares outstanding during the period, less restricted stock considered contingently issuable. Diluted income per share reflects the per share effect of dilutive common stock equivalents.

(s)	Comprehensive Income

Comprehensive income includes net income and also considers the effect of other changes to stockholders’ equity that are not required to be recorded in determining net income, but are rather reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on investments which are considered temporary as components of comprehensive income.

(t)	New Accounting Pronouncements

In September 2009, the FASB issued an accounting standard that amends the consolidation guidance applicable to variable interest entities and is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2009, the FASB issued an accounting standard that eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires greater transparency of related disclosures. The standard is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence or third party evidence cannot be determined. The rules provide for the determination of the best estimate of selling price for separate deliverables and allow the allocation of arrangement consideration using this relative selling price model. The guidance eliminates the use of the residual method. The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by the Company. The new guidance can be prospectively applied in fiscal years beginning on or after June 15, 2010 or can be earlier or retrospectively adopted. The Company is currently evaluating the impact of adopting the guidance.

(u)	Accounting for Acquisitions

Acquisitions completed prior to January 1, 2009 are accounted for using the purchase method per generally accepted accounting principles. The purchase method and acquisition method are similar in many aspects, though the two most significant changes, as it pertains to the Company’s financial statements, are how the purchase method accounts for contingent consideration and transaction costs. Under the purchase method, contingent consideration is only recorded in the period in which the consideration is earned as goodwill in that period. Under the acquisition method the Company is required to estimate the fair value of contingent consideration as an assumed liability on the acquisition date by estimating the amount of the consideration and probability of the contingencies being met. This estimate is recorded as goodwill on the acquisition date and its value is assessed at each reporting date. Any subsequent change to the estimated fair value is reflected in earnings and not in goodwill. Under the purchase method the Company was able to record transaction costs related to the completion of the acquisition as goodwill.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the acquisition method the Company is required to expense these costs as they are incurred. These costs are reflected in “acquisition costs and other related charges” on the consolidated statement of operations.

(3)	Acquisitions

Nitro Limited

On July 1, 2009, the Company completed its acquisition of Nitro Ltd. (“Nitro”), a global advertising network. Nitro operates across North America, Europe, Australia and Asia. The acquisition added approximately 300 employees. The Company acquired Nitro to leverage Nitro’s traditional advertising services with the Company’s digital commerce and marketing technology services. Nitro’s results of operations are reflected in the Company’s consolidated statements of operations as of July 1, 2009.

The purchase price, net of cash acquired, was $31.0 million for the acquisition of 100% of Nitro’s outstanding shares. The $31.0 million consisted of $11.1 million in cash, net of cash acquired, deferred consideration with an estimated fair value of $8.1 million and the issuance of 3.3 million shares of restricted common stock valued at $11.8 million. The value of common stock was determined as $6.27 per share, the value of the Company’s common stock on the acquisition date, less $8.7 million. The $8.7 million reduction in purchase price reflects the impact of the selling restrictions on the shares of $7.1 million. The remaining $1.6 million reduction reflects the value of shares transferred as consideration that are also tied to the seller’s continued employment. The $1.6 million will be accounted for as compensation expense over the associated vesting period.

The acquisition of Nitro has been accounted for as business combination using the acquisition method pursuant to an accounting standard adopted on January 1, 2009. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach based on estimates provided by management. The excess of purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price is based upon a valuation of certain assets and liabilities acquired. The purchase price allocation was as follows (in thousands):

Amount

Cash	$3,290
Accounts receivable	10,956
Other current assets	2,790
Property and equipment	2,281
Indentifiable intangible assets	18,000
Goodwill	16,943

Total assets acquired	54,260

Accounts payable, accrued expenses and other current liabilities	(16,912)
Deferred revenues	(416)
Deferred tax liability	(1,379)
Other long term liabilities	(1,312)

Total liabilities assumed	(20,019)

Total allocation of purchase price consideration	34,241

Less: cash acquired	(3,290)

Total purchase price, net of cash acquired	$30,951

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in other current assets is the estimated fair value, as of the acquisition date, of indemnification assets totaling $1.2 million. These assets reflect amounts due from the seller of Nitro as a result of potential breaches in or inaccuracies of representations and warranties made in the stock purchase agreement. Deferred consideration reflects $8.3 million of cash consideration, $4.9 million which was paid in October of 2009, and $3.4 million due in the first half of 2010. Other long-term liabilities reflect an acquired obligation to pay $1.6 million in equal installments over the next four years. Using a discounted cash flow model, the estimated fair values of the deferred consideration and other long-term liability, as of the acquisition date, were $8.0 million and $1.3 million, respectively. Please see Note 5 for the changes in fair value of the acquired indemnification assets, deferred consideration and other long-term liability. Total net tangible assets consist of the fair value of tangible assets acquired less the fair value of assumed liabilities. Except for accounts receivable, leases, property and equipment, other long term liabilities and deferred taxes, net tangible assets were valued at the respective carrying amounts recorded by Nitro as the Company believes that their carrying value amounts approximate their fair value at the acquisition date.

The purchase price allocation resulted in $16.9 million of purchase price that exceeded the estimated fair value of tangible and intangible assets and liabilities, which was allocated to goodwill. The Company believes the resulting amount of goodwill reflects its expectations of the synergistic benefits of being able to leverage Nitro’s traditional advertising expertise with the Company’s own digital commerce and marketing technology services to provide an integrated advertising service to both the Company’s existing customer base and Nitro’s customer base. See Note 8 for the allocation of goodwill by the Company’s segments. The following table reflects the estimated fair values and useful lives of intangible assets acquired:

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

Nitro can also receive additional consideration of up to $3.0 million, which is contingent on certain financial performance conditions during the twelve month period from October 1, 2009, to September 30, 2010, and is payable in either cash or stock at the Company’s discretion. Based on the Company’s most recent forecasts, the Company does not believe Nitro will achieve the prescribed performance targets and as a result did not record a liability as of the acquisition date and as of December 31, 2009. The Company will continue to assess the probability of Nitro achieving this contingent consideration and any subsequent changes in the estimated fair value will be reflected in earnings. Furthermore, if Nitro’s financial performance does not meet certain revenue thresholds, the Company can claw-back shares from the seller. As of December 31, 2009 the Company has determined, based on its most recent forecasts, that Nitro’s financial performance will not fall below the prescribed target and has not recorded as asset for this contingency.

Pursuant to adopting the acquisition method of accounting for business combinations in 2009, the Company has recognized acquisition costs and other related charges of $3.0 million for 2009. The majority of these costs were as a result of the Nitro acquisition. These costs include expenses associated with third-party professional services incurred related to the evaluation process of completed and potential acquisition opportunities.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following unaudited, pro forma information assumes the Nitro acquisition occurred at the beginning of the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007
		(unaudited)

Service revenues	$663,189	$718,608	$580,684

Net income	$84,399	$62,846	$12,722

Basic net income per share	$0.66	$0.50	$0.10

Diluted net income per share	$0.65	$0.49	$0.10

The pro forma information above is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Derivatives Consulting Group Limited

On August 6, 2008 the Company acquired 100% of the outstanding shares of Derivatives Consulting Group Limited (“DCG”). Aggregate initial consideration for the acquisition totaled $31.3 million, which consisted of: (i) cash consideration of $21.9 million, (ii) stock consideration of 307,892 shares, issued on the acquisition date, valued at $2.3 million, (iii) deferred stock consideration of 394,881 shares, valued at $4.5 million, which were issued in February 2009, and (iv) transaction costs of $2.6 million.

Pursuant to the agreement, DCG could earn additional consideration subject to achieving certain operating objectives in years one, two and three following the acquisition date. On March 31, 2009 the year one operating objectives were partially achieved. Accordingly, the Company determined the amount of contingent consideration payable as a result of DCG’s performance as of September 30, 2009 was approximately $5.6 million. This amount was recorded as an increase to goodwill. The consideration was paid in stock, with a fair value of $2.4 million (312,000 shares at $7.56 per share, the value of the Company’s stock on date of issuance) and $3.2 million in cash. The maximum potential future consideration, to be resolved over the next two years, is £12.0 million (approximately $19.1 million at the December 31, 2009 exchange rate), payable in cash or common stock. As the DCG acquisition was completed in 2008 it is accounted for as a business combination under the purchase method. Accordingly, any future contingent consideration payments will result in an increase in goodwill at the time the contingent consideration is earned.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the first quarter of 2009, the Company finalized an integration plan for DCG, which was initiated at the date of acquisition, which resulted in the termination of certain employees. The total cost of this plan was $0.5 million, which is for employee severance costs. The total cost of $0.5 million was recorded as an increase to goodwill and accrued in other current liabilities, and as of December 31, 2009, $0.2 million remains accrued. The Company expects to pay all of the costs by the end of the first quarter in 2010.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited, pro forma information for the years ended December 31, 2008 and 2007 assumes the DCG acquisition occurred at the beginning of each period presented (in thousands, except per share amounts):

	Year Ended
	December 31,
	2008	2007

Service revenues	$686,992	$578,389

Net income	$60,871	$14,766

Basic net income per share	$0.48	$0.12

Diluted net income per share	$0.47	$0.11

The pro forma information above is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

(4)	Supplemental Cash Flow Information

Net total income taxes paid in 2009, 2008 and 2007 were approximately $7.4 million, $4.2 million and $5.3 million, respectively.

Non-cash investing transactions in 2009 consisted of the issuance of common stock in the amount of $11.8 million as consideration for the Nitro acquisition and $2.6 million as contingent consideration for the acquisition of DCG. Non-cash investing transactions in 2008 consisted of the issuance of common stock in the amount of $6.8 million as consideration for the acquisition of DCG in August 2008 (See Note 3).

(5)	Marketable Securities, the Put Right and Fair Value Disclosures

Marketable Securities and the Put Right

Please see Note 2(e) for a discussion of the Company’s accounting policy related to its marketable securities investments and other financial assets and the methods and assumptions used to determine their fair value.

At December 31, 2009 the estimated fair value of the Company’s marketable securities classified as available-for-sale securities and trading securities were $2.1 million and $15.3 million, respectively. At December 31, 2008 the estimated fair value of the Company’s marketable securities classified as available-for-sale securities and trading securities were $4.8 million and $15.9 million, respectively. The Company sold, at amortized cost, $1.5 million of ARS classified as trading securities during 2009.

The following tables summarize the Company’s marketable securities:

	Available-for-Sale Securities as of December 31, 2009
	(In thousands)
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Long-term:
Auction rate securities	$1,500	$—	$(138)	$1,362
Short-term:
Money market fund deposits	940	—	(186)	754

Total	$2,440	$—	$(324)	$2,116

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Trading Securities as of December 31, 2009
	(In thousands)
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Short-term:
Auction rate securities	$16,425	$—	$(1,097)	$15,328

	Available-for-Sale Securities as of December 31, 2008
	(In thousands)
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Long-term:
Auction rate securities	$1,500	$—	$(157)	$1,343
Short-term:
Corporate debt securities	1,003	—	(1)	1,002
Money market fund deposits	2,460	—	—	2,460

Total	$4,963	$—	$(158)	$4,805

Trading Securities as of December 31, 2008
(In thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Long-term:
Auction rate securities	$17,925	$—	$(2,001)	$15,924

The Company’s available-for-sale securities consist of debt securities, that comprise ARS, and an equity security which is an investment in the Primary Fund, a money market fund that suspended redemptions and is in the process of being liquidated. The Company’s trading securities comprise ARS. As of December 31, 2009 all of the Company’s ARS, both available-for-sale and trading securities, have been in an unrealized loss position for more than twelve months.

As a result of the discounted cash flow analysis described in Note 2 (e), the Company has assessed that the fair value of its ARS classified as available-for-sale securities is $138,000 less than their par value at December 31, 2009 compared to $157,000 less than par value at December 31, 2008. The Company has recorded the change in valuation not related to credit losses, a gain of $38,000, in the “accumulated other comprehensive loss” section on its consolidated balance sheets. The decrease in fair value related to cumulative credit losses of $19,000 has been recorded in the “other income, net” section of the Company’s consolidated statements of operations. The Company does not intend to sell its ARS classified as available-for-sale until a successful auction occurs and these ARS investments are liquidated at par value, nor does the Company expect to be required to sell these ARS before a successful auction occurs.

At December 31, 2009 the par value of the Company’s investment in the Primary Fund was $0.8 million. Due to events in 2009 that limited the liquidity of this investment the Company recorded an impairment of $0.2 million in 2009, see Note 2(e). In January 2010 the Company received the remaining $0.8 million balance.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the total other-than-temporary impairment losses to other-than-temporary losses reflected in earnings for 2009 and 2008 for the Company’s available-for-sale securities (in thousands):

	Year Ended
	December 31,
	2009	2008

Total other-than-temporary losses(1)	$(205)	$(157)
Less: portion of loss recognized in other comprehensive loss(2)	—	(157)

Net impairment losses recognized in earnings	$(205)	$—

(1)	Reflects $186 impairment for Primary Fund and $19 credit losses related to ARS.

(2)	The Company recognized an increase in the fair value of its ARS classified as available-for-sale during the twelve months ended December 31, 2009. As a result, a gain was recorded in “accumulated other comprehensive loss”.

The Company believes the fair value of its ARS classified as trading securities is $1.1 million less than their amortize cost. The Company has recorded the change in this other-than-temporary impairment, a gain of $0.9 million compared to its valuation as of December 31, 2008 in “other income, net.” All of the Company’s ARS classified as trading securities are held with UBS, one of the Company’s brokers. On November 5, 2008 the Company accepted an offer from UBS which provides the Company with rights , the Put Right, to sell UBS its ARS investments at par at any time during a two-year period beginning June 30, 2010, see Note 2(e). The Put Right was initially measured at its fair value and changes in fair value of the Put Right have been reflected in earnings. The Company recorded the change in the fair value of the Put Right, a loss of $0.6 million compared to its valuation as of December 31, 2008 in the “other income, net” section of its consolidated and condensed statement of operations.

Actual maturities of our marketable securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Gross realized gains and losses on the sale of securities are calculated using the specific identification method, and were not material to the Company’s operations for 2009 and 2008.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Disclosures

The Company accounts for certain assets and liabilities at fair value. The following tables represent the Company’s fair value hierarchy for its cash equivalents, marketable securities, Put Right, foreign exchange option contracts and acquired assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Fair Value Measurements at Reporting Date Using
	(In thousands)
	Level 1	Level 2	Level 3	Total

Financial assets:
Auction rate securities	$—	$—	$16,690	$16,690
Bank time deposits	—	56,202	—	56,202
Foreign exchange option contracts, net	—	238	—	238
Money market fund deposits	44,571	—	754	45,325
Put Right	—	—	1,096	1,096
Non-financial assets:
Indemnification assets acquired	—	—	2,307	2,307

Total	$44,571	$56,440	$20,847	$121,858

	Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts, net	$—	$21	$—	$21
Non-financial liabilities:
Deferred consideration acquired	—	—	4,437	4,437
Other long-term liabilities acquired	—	—	1,299	1,299

Total	$—	$21	$5,736	$5,757

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

Level 3 assets consist of ARS investments structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can continue to hold the investments at par or sell the securities at auction provided there are willing buyers to make the auction successful. The ARS investments the Company holds are collateralized by student loans and municipal debt and, as noted above, have experienced failed auctions since February 2008. Level 3 assets also include the Put Right, the Company’s investment in the Primary Fund and the following assumed, non-financial assets and liabilities as a result of the Nitro acquisition: (i) indemnification assets, (ii) deferred consideration and (iii) other long-term obligation.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no transfers in or out of Level 1 or Level 2 assets and liabilities. The following table provides a summary of changes in fair value of the Company’s Level 3 assets and liabilities, measured on a recurring basis for 2009:

	Level 3 Inputs
	Assets	Liabilities
	(In thousands)

Balance at December 31, 2008	$21,418	$—
Transfers into Level 3 (marketable securities)	—	—
Transfers into Level 3 (acquired indemnification assets)(1)	1,202	—
Transfers into Level 3 (deferred consideration and other long-term liability acquired)(1)	—	9,299
Gain on increase in fair value of acquired indemnification assets included in general and administrative expenses ($1,079) and acquisition costs
and other related charges(2)	1,105	—
Loss on increase of fair value of deferred consideration acquired included in
acquisition costs and other related charges	—	154
Currency transaction loss on deferred consideration acquired included in
general and administrative expenses(2)	—	1,079
Loss on increase in fair value of other long-term liability acquired included
in general and administrative expenses	—	61
Payment of acquired deferred consideration		(4,857)
Unrealized gain included in accumulated other comprehensive loss	38	—
Unrealized loss included in other income, net	(797)	—
Unrealized gain included in other income, net	904	—
Maturities and sales of marketable securities	(3,023)	—

Balance at December 31, 2009	$20,847	$5,736

(1)	Related to Nitro acquisiton, see Note 3

(2)	Deferred consideration acquired in Nitro transaction is denominated in a foreign currency. Persuant to the purchase agreement, the Company is indemnified against all currency transaction losses related to the deferred consideration.

During 2009 the Company acquired fixed assets, identifiable intangible assets and goodwill as a result of the Nitro acquisition. The estimated fair values of these long-lived assets were measured using Level 1, Level 2 and Level 3 inputs, respectively. Please see Note 3, Acquisitions, for the estimated fair values and the method used to derive them.

Included in the Company’s cash and cash equivalents balance of $195.7 million at December 31, 2009 were approximately $56.2 million of time deposits with maturities of less than or equal to 60 days and money market fund deposits of approximately $44.6 million. Included in the Company’s cash and cash equivalents balance of $169.3 million at December 31, 2008 were approximately $22.7 million of time deposits with maturities of less than or equal to 60 days and money market fund deposits of approximately $80.6 million.

(6)	Restricted Cash

The Company has deposited approximately $2.7 million and $2.5 million with various banks as collateral for letters of credit and performance bonds and has classified this cash as restricted on the accompanying consolidated

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheet at December 31, 2009 and 2008, respectively, and is reflected in current or non-current assets based on the expiration of the requirement with the various banks.

(7)	Property and Equipment

The cost and accumulated depreciation of property and equipment at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008	Estimated Useful Life
	(In thousands)

Leasehold improvements	$23,379	$20,182	Lesser of estimated useful life or the remaining lease term
Furniture and fixtures	7,310	6,329	5 years
Office equipment	5,623	3,668	5 years
Computer software	29,547	26,386	3 years
Computer hardware	28,289	23,236	3 years

Property and equipment, gross	94,148	79,801
Less accumulated depreciation	(64,919)	(47,404)

Property and equipment, net	$29,229	$32,397

Depreciation expense was $16.0 million, $17.2 million and $15.3 million during 2009, 2008 and 2007, respectively. During 2009, the Company disposed of approximately $3.4 million of gross property and equipment with a net book value of $0.4 million and received $0.3 million in cash. During 2008, the Company disposed of approximately $2.8 million of gross property and equipment with a net book value of $0.7 million.

(8)	Goodwill

The following tables present the changes in goodwill allocated to our reportable segments during 2009 and 2008:

	North America	Europe	Total
	(In thousands)

Goodwill as of December 31, 2007	$40,544	$—	$40,544
Contingent consideration paid during the period	230	—	230
Goodwill acquired during the period	—	18,130	18,130
Exchange rate effect	—	(4,708)	(4,708)
Adjustment to goodwill recorded during the period	(2,485)	—	(2,485)

Goodwill as of December 31, 2008	38,289	13,422	51,711
Contingent consideration paid during the period	—	5,565	5,565
Goodwill acquired during the period	5,100	11,843	16,943
Costs associated with employee termination (see Note 3)	—	517	517
Adjustment to goodwill recorded during the period	(103)	—	(103)
Exchange rate effect	—	1,371	1,371

Goodwill as of December 31, 2009	$43,286	$32,718	$76,004

In 2009 we acquired Nitro and allocated $5.1 million to the North America segment and $11.8 million to the Europe segment. In addition, earnout consideration related to DCG of $5.6 million that was contingent upon

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial performance was paid in 2009 and allocated to the Europe segment. See Note 3, Acquisitions for more detail.

In 2008 we acquired DCG and allocated the goodwill acquired in the transaction to the Company’s Europe segment. In addition, the Company made a $0.2 million earnout payment in relation to an acquisition completed in 2005 and, as of December 31, 2009 there is no potential future consideration relating to this 2005 acquisition.

(9)	Purchased Intangible and Long-lived Assets

The following is a summary of intangible assets as of December 31, 2009 and 2008 (2009 and 2008 gross carrying amounts of foreign currency denominated purchased intangible assets are reflected at December 31, 2009 and 2008 exchange rates, respectively):

	December 31, 2009
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
	(In thousands)

Customer lists and customer relationships	$22,927	$(8,804)	$14,123
SAP license agreement	1,100	(1,100)	—
Non-compete agreements	8,554	(1,716)	6,838
Tradenames	3,144	(1,044)	2,100

Total purchased intangibles	$35,725	$(12,664)	$23,061

	December 31, 2008
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
	(In thousands)

Customer lists and customer relationships	$12,466	$(5,322)	$7,144
SAP license agreement	1,100	(1,100)	—
Non-compete agreements	2,817	(854)	1,963
Tradenames	779	(242)	537

Total purchased intangibles	$17,162	$(7,518)	$9,644

Amortization expense related to the purchased intangible assets was $5.1 million, $2.7 million and $2.0 million for 2009, 2008 and 2007, respectively.

The estimated future amortization expense of purchased intangible assets as of December 31, 2009 is as follows:

Total
(In thousands)

2010	5,495
2011	5,041
2012	5,380
2013	4,147
2014	1,861
Thereafter	1,137

Total	$23,061

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Investments and Minority Interest

Although the Company held no ownership interest in the voting shares of Sapient S.p.A., the management team of Sapient S.p.A. was the exclusive licensee of Sapient’s intellectual property in Italy and the Company was entitled to a royalty equal to 2% of the annual revenue of Sapient S.p.A. beginning July 2, 2005. The Company had an option to purchase 100% of the ownership of Sapient S.p.A.

In March 2008, in connection with the acquisition of 100% of the outstanding shares of Sapient S.p.A. by a third party investor, the Company terminated both the royalty arrangement and the call option with Sapient S.p.A., resulting in a receivable of $775,000. As part of the termination agreement, Sapient S.p.A. had the ability to use the Company’s intellectual property for a transitional period ending on December 31, 2008 with no continuing obligations on the part of Sapient Corporation. Of the $775,000, $465,000 has been recognized as royalty revenue (included in services revenue in our consolidated statement of operations) during the first quarter of 2008, which is representative of the estimated fair value of royalties. The residual $310,000 has been recognized as other income during the first quarter of 2008.

(11)	Restructuring and Other Related Charges

2009 — Restructure Event

In February 2009, in response to the impact of current global economic conditions on its demand environment, the Company implemented a restructuring plan to reduce its peoplecount during the first quarter of 2009. As a result, 392 employees were terminated in connection with this restructuring plan and the Company recorded restructuring charges of $2.0 million in its consolidated statements of operations. These charges consisted of $1.9 million in employee cash severance payments and the remaining charges consisted of outplacement assistance fees and other associated costs. Of the $2.0 million restructuring charge, $1.8 million was recorded to the Company’s North America operating segment. The remaining charges were not recorded to a segment because they impacted areas of the business that supported the business units and are reflected in “Reconciling Items” in Note 19, Segment Reporting.

The following table shows activity during 2009 related to the 2009 restructuring event:

Workforce
(In thousands)

2009 provision	$1,958
Cash utilized	(1,958)

Balance, December 31, 2009	$—

2001, 2002 and 2003 — Restructure Events

As a result of the decline in the demand for advanced technology consulting services that began in 2000, the Company restructured its workforce and operations in 2001, 2002 and 2003. These charges were not recorded to a segment because they impacted areas of the business that supported the business units, but are included in “Reconciling Items” in Note 19, Segment Reporting. The restructuring consisted of ceasing operations and consolidating or closing excess offices. Estimated costs for the consolidation of facilities included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sublease income.

For 2009 the Company recorded net restructuring and other related charges of approximately $2.6 million in its consolidated statements of operations principally as a result of a change in estimated sub-lease income associated with two previously restructured leases, the last of which ends in 2011.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For 2008 the Company recorded net restructuring and other related charges of $0.2 million in its consolidated statements of operations principally related to two items. The first involved recording a restructuring charge associated with a change of estimated operating expenses to be incurred in connection with three previously restructured leases. Based on this change of estimate, the Company estimated that future operating expenses would exceed its prior estimate by approximately $0.7 million. The second item was the result of a restructuring benefit of approximately $0.5 million in the first half of 2008 associated with the re-occupation of approximately 3,900 square feet of previously restructured space in the Company’s Munich, Germany office. The restructuring accrual for this space was initially established in 2002 and the contractual lease term for the office space ends on December 31, 2011. Since 2002 and up until the second half of 2008, the demand for advanced technology consulting services had improved; therefore the Company decided to re-occupy this previously restructured space. The $0.5 million has been recognized as operating rent expense over the remaining contractual lease term, which ends on December 31, 2011.

The following table shows activity during 2009 and 2008 related to 2001, 2002 and 2003 restructuring events:

Facilities
(In thousands)

Balance at December 31, 2007	$11,273
2008 provision	194
Cash utilized	(3,542)
Non-cash utilized	(3)

Balance at December 31, 2008	7,922

2009 provision	2,590
Cash utilized	(3,791)
Non-cash utilized	—

Balance at December 31, 2009	$6,721

The total remaining accrued restructuring costs for all events are $6.7 million at December 31, 2009. The net cash outlay over the next 12-month period is expected to be $3.7 million and the remainder will be paid through 2011.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Income Taxes

The (benefit) provision for income taxes consists of the following:

	2009	2008	2007
	(In thousands)

Federal, current	$1,488	$1,274	$400
State, current	3,595	1,160	289
Foreign, current	4,878	7,097	7,487

Subtotal, current income tax (benefit) provision	9,961	9,531	8,176
Federal, deferred	(48,239)	946	929
State, deferred	(9,217)	156	153
Foreign, deferred	2,945	(1,394)	(299)

Subtotal, deferred income tax (benefit) provision	(54,511)	(292)	783

Income tax (benefit) provision	$(44,550)	$9,239	$8,959

Income tax (benefit) expense for 2009, 2008, and 2007 differed from the amounts computed by applying the U.S. statutory income tax rate to pre-tax income as a result of the following:

	2009	2008	2007

Statutory income tax rate	35.0%	35.0%	35.0%
Permanent items	4.8	1.7	4.7
State income taxes, net of federal benefit	8.2	1.5	1.2
Foreign taxes	42.8	(8.7)	(10.0)
Amortization	1.9	1.5	4.5
Valuation allowance	(198.4)	(19.0)	(2.1)
Other	3.5	0.9	3.8

Effective income tax (benefit) rate	(102.2)%	12.9%	37.1%

Significant items that caused the Company’s effective rate to vary from the U.S. statutory rate of 35% include a $58.3 million benefit from releasing the valuation allowance resulting from the change in judgment about the realizability of U.S. deferred tax assets described in more detail below, and a significant unfavorable foreign rate differential relating to the payment of royalty fees by one of the Company’s foreign subsidiaries.

The sources of income before the (benefit) provision for income taxes for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(In thousands)

United States	$77,265	$40,307	$(1,814)
International	(33,689)	31,408	25,989

	$43,576	$71,715	$24,175

During 2009, the Company implemented a plan to realign its international business and legal entities within its worldwide group. The objective of this realignment was to make its legal and operational structure more consistent with its Global Distributed Delivery model and the geographic mix of its customers. To effect this realignment, the Company established operations in Switzerland which will provide operational and financial services to the majority of its international subsidiaries. A significant element of the new structure involves the sharing of certain

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses related to the development of intangible property. The geographic breakout of income before income taxes reflects the changes made to global cost allocations and additional intercompany expenses incurred by the Company’s foreign subsidiaries resulting from the realignment.

At December 31, 2009 and 2008, deferred income tax assets and liabilities resulted from differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

	December 31,
	2009	2008
	(In thousands)

Deferred income tax assets (liabilities), current:
Deferred revenues	5,822	1,413
Unused net operating losses	19,786	—
Other reserves and accruals	2,562	4,320
Unbilled revenues and costs	—	1,528
Restructuring charges	1,481	84

Gross deferred income tax assets, current	29,651	7,345
Valuation allowance	(2,171)	(5,988)

Net deferred income tax assets (liabilities), current	$27,480	$1,357

Deferred income taxes (liabilities), non-current:
Property and equipment	$2,086	$1,790
Deferred revenues	—	2,868
Deferred compensation	18,624	20,402
Goodwill and other intangibles	(1,834)	(1,559)
Tax credits	8,203	6,338
Unused net operating losses	17,060	72,826
Restructuring charges	1,200	3,944
Unremitted earnings	(13,200)	—
Other	3,495	1,969

Gross deferred income taxes, non-current	35,634	108,578
Valuation allowance	(3,692)	(106,150)

Net deferred income tax assets, non-current	$31,942	$2,428

Net deferred income tax assets	$59,422	$3,785

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2008 all of the Company’s U.S. deferred tax assets had a full valuation allowance of $112.1 million. Based upon its operating results for the years immediately preceding and through December 31, 2009, as well as an assessment of our expected future results of operations in the U.S., at December 31, 2009 the Company determined that it had become more likely than not that it would realize a substantial portion of its deferred tax assets in the U.S. As a result, the Company released $58.3 million of valuation allowances on its U.S. deferred tax assets which was recorded as an income tax benefit.

Certain state tax net operating loss carry forwards, as well as a portion of the net operating loss carry forwards relating to certain stock based compensation deductions will remain with a valuation allowance recorded against

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

them at December 31, 2009. The Company continues to believe that deferred tax assets in Germany, Canada, United Kingdom, Australia and India are more likely than not to be realized and, therefore, no valuation allowance has been recorded against these assets.

Our valuation allowance was $5.9 million as of December 31, 2009, $112.1 million as of December 31, 2008, and $117.4 million as of December 31, 2007. The following table summarizes changes in our valuation allowance:

	2009	2008	2007

Balance at beginning of year	$112,138	$117,409	$118,967
Additions	—	8,354	—
Utilization	(47,990)	(13,625)	(508)
Releases	(58,285)	—	—
Other adjustments	—	—	(1,050)

Balance at end of year	$5,863	$112,138	$117,409

At December 31, 2009 and 2008, the net deferred tax assets and liabilities included in the consolidated balance sheet are as follows:

	December 31,
	2009	2008
	(In thousands)

Current deferred tax assets	$27,616	$1,835
Non-current deferred tax assets	33,521	7,520
Current deferred tax liabilities	(136)	(478)
Non-current deferred tax liabilities	(1,579)	(5,092)

Net deferred tax assets	$59,422	$3,785

Non-current deferred tax liabilities presented above relate to unremitted earnings, goodwill and other intangibles and represent substantially all of the Company’s deferred tax liabilities as of December 31, 2009 and 2008.

The Company has net operating loss carry-forwards of approximately $86.6 million and $161.0 million for U.S. federal purposes, $95.2 million and $242.0 million related to state jurisdictions, and $7.8 million and $8.4 million related to foreign jurisdictions at December 31, 2009 and 2008, respectively. If not utilized, the federal and state net operating loss carry-forwards will begin to expire at various times beginning in 2021. The Company’s federal research and development tax credit carry-forwards for income tax purposes were $4.5 million and $4.8 million at December 31, 2009 and 2008, respectively. If not utilized, the federal tax credit carry-forwards will begin to expire in 2017.

The current accounting standard for stock-based compensation prohibits the recognition of windfall tax benefits from stock-based compensation deducted on tax returns until realized through a reduction of income tax payable. The Company has a deferred tax asset pertaining to net operating loss carry-forwards resulting from the exercise of employee stock options prior to January 1, 2006 of approximately $2.9 million at December 31, 2009 which is fully offset by a valuation allowance. The Company has additional unrecognized tax benefits of $5.6 million at December 31, 2009 related to stock-based compensation. The cumulative tax benefits of $8.5 million will be recorded as additional paid-in-capital when the net operating loss carry forwards are utilized and the benefit is realized.

The Company reinvests unremitted earnings of certain foreign operations indefinitely and, accordingly, does not provide for income taxes that could result from the remittance of such earnings. At December 31, 2009 $48.0 million of unremitted earnings were not reinvested indefinitely and a long-term deferred tax liability of

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$13.2 million was recorded. At December 31, 2009 and 2008, earnings of such operations that could result in incremental taxes, if remitted, amounted to $53.1 million and $79.0 million, respectively. Determination of the potential deferred tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when such remittance occurs.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company has gross unrecognized tax benefits of approximately $8.9 million at December 31, 2009 and $6.7 million as of January 1, 2009. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate.

The Company’s provision for uncertainties in income taxes for the full year 2009 is calculated to be $2.3 million and comprised taxes, interest and penalties associated with certain changes in the Company’s tax positions related to its foreign operations and, to a lesser degree, state tax reserve items.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2009 and January 1, 2009, interest and penalties accrued were approximately $1.6 million and $1.1 million, respectively.

A tabular roll forward of the Company’s uncertainties in income tax provision liability is presented below (in thousands):

Amount

Balance January 1, 2008	$(4,848)
Prior year adjustments	—
2008 provision	(1,821)

Balance January 1, 2009	(6,669)

Prior year adjustments	19
2009 provision	(2,271)

Balance at December 31, 2009	$8,921

The Company conducts business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Germany, India, United Kingdom and the United States. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2004. However, carry-forward attributes may still be adjusted upon examination by tax authorities if they are used in a future period.

On September 5, 2007 the Company was selected for audit by the Internal Revenue Service for 2005. That audit resulted in a $400,000 assessment which was paid as of December 31, 2008. Also, the Company completed an audit by the Assessing Office in India for the 2004 through 2005 tax year without any material adjustments, and an audit for the 2006 tax year has been started.

Although we believe our tax estimates are appropriate, the final determination of tax audits could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of tax audits in the next twelve

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months and the expiration of relevant statutes of limitations could result in a decrease in our unrecognized tax benefits of an amount between $0.4 million and $1.4 million.

The Company enjoys the benefits of income tax holidays in certain jurisdictions it operates in. The tax holiday for our business in Gurgaon, India, expired on March 31, 2009, while the enabling legislation for the tax holidays for our business located in Bangalore and Noida, India, are scheduled to expire on March 31, 2011. These benefits resulted in a decrease in its income tax provision of $2.3 million, $3.1 million and $5.6 million for 2009, 2008 and 2007, respectively. Excluding these benefits, diluted earnings per share would have been $0.65, $0.46 and $0.08 for 2009, 2008 and 2007, respectively.

(13)	Discontinued Operations

On May 2, 2006, the Company sold 100% of its investment in HWT, Inc., the Company’s majority-owned, fully consolidated subsidiary, for which it received net cash proceeds of approximately $5.4 million. In January of 2008, the Company received additional cash proceeds of $720,000 related to holdback escrow in accordance with the terms of the agreement. In addition, the Company was eligible to receive up to $2.0 million in additional earn-out payments in 2008. On July 1, 2008 the Company was notified that the earn-out payment was not earned.

(14)	Commitments and Contingencies

Lease Commitments

The Company maintains its executive offices in Boston, Massachusetts and operating offices in several locations throughout the United States and abroad. Future minimum rental commitments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2009 were as follows:

Total
(In thousands)

2010	$13,640
2011	13,028
2012	10,983
2013	10,184
2014	7,587
Thereafter	25,479

Total	$80,901

Rent expense for the years ended December 31, 2009, 2008 and 2007 was approximately $15.0 million, $13.5 million and $10.7 million, respectively. The Company’s capital lease obligations as of December 31, 2009 were not material.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company frequently warrants that the technology solutions it develops for its clients will operate in accordance with the project specifications without defects for a specified warranty period, subject to certain limitations that the Company believes are standard in the industry. In the event that defects are discovered during the warranty period, and none of the limitations apply, the Company is obligated to remedy the defects until the solution that the Company provided operates within the project specifications. The Company is not typically obligated by contract to provide its clients with any refunds of the fees they have paid, although a small number of its contracts provide for the payment of liquidated damages upon default. The Company has purchased insurance policies covering professional errors and omissions, property damage and general liability that reduce its monetary exposure for warranty-related claims and enable it to recover a portion of any future amounts paid. The Company typically provides in its contracts for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project. The Company has never paid any material amounts with respect to the warranties for its solutions, although the Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties. Deferred revenues on contracts related to warranties were immaterial as of December 31, 2009 and 2008.

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

The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims totaling approximately $3.1 million and various administrative audits, each of which have arisen in the ordinary course of our business. The Company has an accrual at December 31, 2009 of approximately $0.5 million related to certain of these items. The Company intends to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has previously accrued.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Contingencies

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

(15)	Stock Plans

The Company recorded $14.9 million, $15.1 million and $18.0 million of stock-based compensation expense in the accompanying consolidated statement of operations for 2009, 2008 and 2007, respectively. Project personnel expenses, selling and marketing expenses and general and administrative expenses appearing in the consolidated statements of operations for 2009, 2008 and 2007 include the following stock-based compensation amounts:

	2009	2008	2007
	(In thousands)

Project personnel expenses	$8,222	$6,890	$9,029
Selling and marketing expenses	$1,472	$3,403	$3,729
General and administrative expenses	$5,227	$4,829	$5,238

Stock-based compensation expense capitalized related to individuals working on internally developed software was immaterial. The Company values restricted stock units (“RSUs”) and restricted stock that is contingent on employment based on the fair market value on the date of grant, which is equal to the quoted market price of the Company’s common stock on the date of grant. RSUs with market-based vesting criteria are valued using a lattice model. The Company values stock options using the Black-Scholes valuation model.

The Company recognizes compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The Company estimated the forfeiture rate is based on its historical experience and any known factors that may affect future forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated. The actual expense recognized over the vesting period will only be for those shares that vest. As a result of the Company’s forfeiture analysis conducted in the fourth quarter of 2008, which considered the trend of historical forfeitures as well as future expectations of forfeiture activity, the Company increased its forfeiture rate estimate and recorded a reduction in stock-based compensation expense of $2.8 million, related to grants made in 2005 and 2006. Of the $2.8 million reduction recorded in 2008, $1.7 million is reflected in project personnel expenses, $0.8 million is reflected in general and administrative expenses and $0.3 million is reflected in selling and marketing expenses. The Company’s 2009 annual review of its forfeiture estimate did not result in a material change in estimate.

In connection with the Company’s internal review of its historical stock-based compensation practices from 1996 to 2006, the Company determined that certain options exercised in 2006 by current and former employees of

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company (the “Affected Employees”) had been mispriced and, therefore, were subject to an excise tax, and associated interest charges, under Section 409A of the Internal Revenue Code (“Section 409A”). As a result, during the first quarter of 2007 the Compensation Committee of the Company’s Board Directors approved a remediation plan under which the Company will pay this tax (and interest charges) on behalf of the Affected Employees. Accordingly, the Company recorded an expense of $750,000 during the first quarter of 2007 related to this tax and associated interest charges. In the second and third quarter of 2007, the Company paid $244,000 and $144,000 of this liability, respectively, and the remaining $350,000 was accrued for at December 31, 2009.

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

The Company’s 1996 Equity Stock Incentive Plan (the “1996 Plan”) authorized the Company to grant options to purchase common stock, and certain other equity-related awards such as restricted common stock and restricted stock units, to employees and directors of, and consultants to, the Company. A total of 19,200,000 shares of common stock were available for issuance under the 1996 Plan. The 1996 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration dates of options granted. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the common stock. The exercise price of options qualifying as Incentive Stock Options may not be less than the fair market value of the common stock on the grant date. Stock options granted under the 1996 Plan are nontransferable, generally become exercisable over a four-year period and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee’s employment or other relationship with the Company). No award has been made under the plan after February 13, 2006 and as of December 31, 2008 the plan had expired.

(b)	1996 Director Stock Option Plan

Options granted pursuant to the Directors Plan vest in four equal annual installments commencing on the first anniversary of the date of grant and generally expire ten years after the date of grant. As of December 31, 2009 and 2008, options to purchase zero shares of common stock were outstanding under the Director Plan.

(c)	1998 Stock Incentive Plan

The Company’s 1998 Stock Incentive Plan (the “1998 Plan”) authorizes the Company to grant options to purchase common stock, to make awards of restricted common stock, and to issue certain other equity-related awards to employees and directors of the Company. The total number of shares of common stock which may be issued under the 1998 Plan is 18,000,000 shares. The 1998 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration date. Non-

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the common stock. The exercise price of options qualifying as Incentive Stock Options may not be less than the fair market value of the common stock on the grant date. As of December 31, 2009 5.6 million shares were available for grant under the 1998 Stock Incentive Plan. On August 15, 2007, the Company’s stockholders approved an amendment to the 1998 Plan that, among other things, extended the term of the 1998 Plan to the earlier of (i) the date at which the Plan has no underlying shares available for issuance; or (ii) March 29, 2012.

(d)	2001 Stock Option Plan

The Company’s 2001 Stock Option Plan (the “2001 Plan”) authorizes the Company to grant options to purchase common stock to employees and directors of the Company. The total number of shares of common stock which may be issued under the 2001 Plan is 12,000,000 shares. The 2001 Plan is administered by the Board of Directors, or a subcommittee thereof, which selects the persons to whom stock options are granted and determines the number of shares, the exercise prices, the vesting terms and the expiration date. Under the terms of the 2001 Plan, no stock options, including non-qualified options, may be granted at exercise prices which are below the grant date fair market value of the common stock. In connection with the Company’s internal investigation into its historical stock-based compensation practices, management determined that certain stock option grants under the 2001 Plan were made at exercise prices below fair market value (“FMV”). Although the 2001 Plan requires that all stock option awards be made at FMV, management has determined that these below-FMV awards are valid because the Company historically has honored the awards upon exercise and the Company has the ability and intent to continue honoring the awards in the future. Stock options granted under the 2001 Plan are nontransferable, generally become exercisable over a four-year period and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee’s employment or other relationship with the Company). As of December 31, 2009 there were 3.3 million shares available for grant under the 2001 Stock Option Plan.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity in the Company’s stock option plans for 2009 is presented below (in thousands, except weighted average prices):

	2009
		Weighted
		Average
	Shares	Exercise Price

Outstanding as of beginning of year	7,323	$13.72
Options exercised	(420)	3.48
Options forfeited/cancelled	(1,093)	24.02

Outstanding as of end of year	5,810	$12.55

Outstanding and expected to vest	5,810

Options exercisable at year-end	5,807

Aggregate intrinsic value of outstanding	$13,805
Aggregate intrinsic value of vested and expected to vest	$13,804
Aggregate intrinsic value of exerciseable	$13,798

The aggregate intrinsic value of stock options exercised in 2009, 2008 and 2007 was $1.6 million, $4.6 million and $8.3 million, respectively, determined as of the date of exercise. At December 31, 2009 the weighted average remaining contractual term for stock options outstanding, vested and expected to vest, and exercisable was 2.7 years.

As of December 31, 2009 there remained less than $0.1 million of compensation expense, net of estimated forfeitures related to non-vested stock options to be recognized as expense over a weighted average period of less than one year.

The table below summarizes activity relating to RSUs for 2009 (in thousands, except weighted average prices):

	2009
	Number of Shares	Weighted
	Underlying	Average Grant
	Restricted Units	Date Fair Value

Unvested as of beginning of year	6,234	$6.30
Restricted units granted	3,138	6.04
Vesting	(2,443)	6.22
Restricted units forfeited/cancelled	(300)	5.84

Unvested as of end of year	6,629	$6.23

Unvested and expected to vest	5,963

The weighted average grant date fair value of RSUs granted in 2009, 2008 and 2007 were $6.04, $6.51 and $7.23, respectively. The aggregate intrinsic value of RSUs vested in 2009, 2008 and 2007 was $14.1 million, $6.1 million and $5.4 million, respectively. The intrinsic value of the non-vested RSUs, net of forfeitures, as of December 31, 2009 was $49.3 million. As of December 31, 2009 there remained $31.4 million of compensation expense, net of forfeitures, related to non-vested RSUs and restricted stock that is contingent on employment to be recognized as expense over a weighted average period of approximately 2.6 years.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Retirement Plans

The Company established a 401(k) retirement savings plan for employees in June 1994. Under the provisions of the plan, the Company matches 25 percent of an employee’s contribution, up to a maximum of $1,250 per employee per year. Total Company contributions were $1.0 million in 2009, $0.9 million in 2008 and $1.0 million in 2007.

(17)	Stockholders’ Equity

(a)	Preferred Stock

The Company’s Certificate of Incorporation authorizes the Board to issue up to 5,000,000 shares, $0.01 par value, of preferred stock with terms to be established by the Board at the time of issuance. To date the Company has not issued shares of preferred stock to date.

(b)	Restricted Common Stock

On July 1, 2009 the Company issued 3.3 million shares of restricted common stock to certain Nitro senior executives and key employees as part of the acquisition. A portion of these shares were tied to continued employment. The restricted shares tied to employment will vest over a period of four years from the acquisition date. The Company valued these shares based on the Company’s stock price on the acquisition date. The stock-based compensation charge for 2009 related to these restricted shares was $0.8 million. As of December 31, 2009 there remained $6.2 million of unamortized expense.

(c)	Treasury Stock

The Company uses the cost method to account for its treasury stock transactions. Treasury stock shares are issued in connection with the Company’s stock option plans, restricted stock plans and its employee stock purchase plan using the average cost basis method.

On November 16, 2004, the Company’s Board of Directors authorized up to $25.0 million in funds for use in the Company’s common stock repurchase program. On February 10, 2006 the Board of Directors authorized an additional $25.0 million in funds for use in such programs. During 2005, the Company repurchased approximately 3.0 million shares at an average price of $5.84 per share for an aggregate purchase price of approximately $17.6 million. During 2006, the Company repurchased approximately 3.4 million shares at an average price of $5.27 per share for an aggregate purchase price of approximately $18.1 million. During 2007, the Company repurchased approximately 702,000 shares at an average price of $6.24 per share for an aggregate purchase price of approximately $4.4 million. During 2008, the Company repurchased approximately 1.4 million shares at an average price of $6.87 for an aggregate purchase price of approximately $9.9 million. The first $25.0 million of funds authorized on November 16, 2004 and the second $25.0 million of funds authorized on February 10, 2006 had been used in their entirety prior to expiration. As of December 31, 2008 no funds remained available for repurchase under the buy back plan authorized on February 10, 2006.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Net Income Per Share

The following information presents the Company’s computation of basic and diluted income per share from continuing operations and basic and diluted net income per share for the periods presented in the consolidated statements of operations:

	2009	2008	2007
	(In thousands, except per share amounts)

Net income	$88,126	$62,476	$15,216
Basic net income per share:
Weighted average common shares outstanding	127,969	125,988	124,180

Basic net income per share	$0.69	$0.50	$0.12

Diluted net income per share:
Weighted average common shares outstanding	127,969	125,988	124,180
Weighted average dilutive common share equivalents	4,912	3,176	3,711

Weighted average common shares and dilutive common share equivalents	132,881	129,164	127,891

Diluted net income per share	$0.66	$0.48	$0.12

Anti-dilutive options and share-based awards not included in the calculation	4,887	6,414	7,147

Included in the weighted average dilutive common share equivalents for 2008 and 2009 are shares associated with deferred consideration for the DCG acquisition. Included in weighted average dilutive common share equivalents for 2009 are restricted shares associated with the Nitro acquisition. These shares are reflected in weighted average dilutive common share equivalents as they were contingent shares during the periods presented.

(18)	Related Party Transactions

In October of 2006, in connection with his resignation as Chief Executive Officer, Jerry A. Greenberg and Sapient entered into a consulting agreement pursuant to which Mr. Greenberg may provide consulting services to the Company in respect of long-term strategic planning, ongoing client relations and general business development. The initial consulting agreement, effective October 16, 2006, had an initial term of one year and could be terminated by either party upon written notice. In November of 2007, the agreement term was extended for a two-year period. In November of 2009 the agreement was amended and restated, extending the terms for an additional two-year period. Unless otherwise terminated, the agreement will expire in November 2011. The amounts earned under this arrangement were $200,000 for both 2009 and 2008 and $150,000 for 2007.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Beginning in 2009 the Company began reporting to the CODM certain general and administrative expenses that were previously allocable to North America and Europe operating expenses as centrally managed functions. As a result, $30.6 million and $10.3 million of general and administrative expenses for 2008, for North America and Europe, respectively, were reclassified to centrally managed functions to conform to the current presentation, and $18.2 million and $13.6 million of general and administrative expenses for, 2007, for North America and Europe, respectively, were reclassified to centrally managed functions to conform to the current presentation. In addition, $3.8 million of service revenues and $1.1 million of operating income for 2008 were reclassified from our Europe segment to the North America segment to conform to current presentation.

The tables below present the service revenues and operating income attributable to these operating segments for the periods presented.

	2009	2008	2007
		(In thousands)

Service Revenues:
North America	$374,704	$412,662	$357,084
Europe	228,361	221,479	166,203
Government Services	35,819	28,271	23,151

Consolidated Total	$638,884	$662,412	$546,438

	2009	2008	2007
		(In thousands)

Income Before Income Taxes:
North America(1)	$99,553	$128,147	$101,747
Europe(1)	81,230	78,492	58,917
Government Services(1)	10,302	8,812	7,225

Total Reportable Segments(1)	191,085	215,451	167,889
Less Reconciling Items(2)	(147,509)	(143,736)	(143,714)

Consolidated Income Before Income Taxes	$43,576	$71,715	$24,175

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income before income taxes include the following:

	2009	2008	2007
		(In thousands)

Centrally managed functions	$125,870	$132,879	$120,976
Restructuring and other related charges	2,759	194	32
Amortization of intangible assets	5,146	2,660	2,038
Stock-based compensation expense	14,920	15,125	17,996
Interest and other (income), net	(3,156)	(7,086)	(5,900)
Acquisition Costs and other related charges	2,962	—	—
Unallocated expenses(a)	(992)	(36)	8,572

	$147,509	$143,736	$143,714

(a)	Includes corporate portion of both selling, marketing and general and administrative expenses.

In 2010, the Company realigned its business units and internal reporting systems to better align its services with its business and operational strategy. Beginning in 2010, the Company will report its results, including prior periods, under the following segments: SapientNitro, Sapient Global Markets and Sapient Government Services.

Geographic Data

Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated statements of operations and the consolidated balance sheets:

	December 31,
	2009	2008	2007
		(In thousands)

Service revenues:
United States	$353,092	$370,858	$338,528
International	285,792	291,554	207,910

Total service revenues	$638,884	$662,412	$546,438

	December 31,
	2009	2008
	(In thousands)

Long-lived assets:
United States	$14,844	$18,574
International	14,385	13,823

Total long-lived assets(1)	$29,229	$32,397

(1)	Reflects net book value of the Company’s property and equipment.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)	Prepaid Expenses, Other Current Assets, Other Non-Current Assets, Other Accrued Liabilities and Other Long-Term Liabilities

The following is a table summarizing the components of selected balance sheet items as of December 31, 2009 and 2008.

	December 31, 2009	December 31, 2008
	(In thousands)

Prepaid expenses and other current assets:
Prepaid insurance	$1,100	$838
Prepaid media	6,661	831
Prepaid rent	3,108	1,404
VAT tax receivable	301	6,571
Put right related to marketable securities	1,115	—
Prepaid other	12,608	8,744

	$24,893	$18,388

Other assets:
Put right related to marketable securities	$—	$1,691
Other assets	5,359	3,909

	$5,359	$5,600

Other accrued liabilities:
Accrued media	$5,016	$5,917
Accrued accounts payable	19,250	12,752
VAT tax payable	6,032	11,459
Other accrued expenses	16,877	9,823

	$47,185	$39,951

Other long-term liabilities:
Unrecognized tax benefit	$8,924	$6,368
Other long-term liabilities	7,710	5,845

	$16,634	$12,213

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(21)	Quarterly Financial Results (Unaudited)

The following tables set forth certain unaudited quarterly results of operations of the Company for 2009 and 2008. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
	(In thousands, except per share amounts)
	(Unaudited)

Revenues:
Service revenues	$142,359	$147,534	$165,541	$183,450
Reimbursable expenses	6,953	6,070	6,919	7,851

Total gross revenues	149,312	153,604	172,460	191,301

Operating expenses:
Project personnel expenses	100,178	101,939	114,219	119,523
Reimbursable expenses	6,953	6,070	6,919	7,851

Total project personnel expenses and reimbursable expenses	107,131	108,009	121,138	127,374
Selling and marketing expenses	7,142	7,274	8,055	9,460
General and administrative expenses	26,354	27,764	30,207	33,693
Restructuring and other related (benefits) charges	2,145	158	2,518	(273)
Amortization of purchased intangible assets	867	898	1,681	1,700
Acquisition costs and other related charges	638	1,035	1,110	179

Total operating expenses	144,277	145,138	164,709	172,133

Income from operations	5,035	8,466	7,751	19,168
Interest and other income, net	1,006	809	652	689

Income before income taxes	6,041	9,275	8,403	19,857
Provision for income taxes	1,543	1,679	2,470	8,043
Benefit from release of valuation allowance	—	—	—	(58,285)

(Benefit from) provision for income taxes	1,543	1,679	2,470	(50,242)

Net income	$4,498	$7,596	$5,933	$70,099

Basic net income per share	$0.04	$0.06	$0.05	$0.54

Diluted net income per share	$0.03	$0.06	$0.04	$0.51

Weighted average common shares	126,889	127,066	128,582	129,273
Weighted average dilutive common share equivalents	3,479	3,759	6,739	7,089

Weighted average common shares and dilutive common share equivalents	130,368	130,825	135,321	136,362

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(In thousands, except per share amounts)
	(Unaudited)

Revenues:
Service revenues	$154,231	$165,826	$177,671	$164,684
Reimbursable expenses	6,303	4,498	6,449	7,825

Total gross revenues	160,534	170,324	184,120	172,509

Operating expenses:
Project personnel expenses	106,907	110,674	114,031	103,896
Reimbursable expenses	6,303	4,498	6,449	7,825

Total project personnel expenses and reimbursable expenses	113,210	115,172	120,480	111,721
Selling and marketing expenses	10,853	10,498	8,659	6,223
General and administrative expenses	30,041	32,155	33,462	27,530
Restructuring and other related (benefits) charges	143	(136)	92	95
Amortization of purchased intangible assets	487	473	732	968
Acquisition costs and other related charges	—	—	—	—

Total operating expenses	154,734	158,162	163,425	146,537

Income from operations	5,800	12,162	20,695	25,972
Interest and other income, net	2,770	1,584	1,450	1,282

Income before income taxes	8,570	13,746	22,145	27,254
Provision for income taxes	1,454	2,172	4,078	1,535

Net income	$7,116	$11,574	$18,067	$25,719

Basic net income per share	$0.06	$0.09	$0.14	$0.20

Diluted net income per share	$0.06	$0.09	$0.14	$0.20

Weighted average common shares	126,031	125,544	125,835	126,528
Weighted average dilutive common share equivalents	2,925	3,101	4,278	2,401

Weighted average common shares and dilutive common share equivalents	128,956	128,645	130,113	128,929

(22)	Subsequent Event

On February 18, 2010 the Company announced a special dividend of $0.35 per common share for shareholders as of the record date March 1, 2010, to be paid on March 15, 2010. The Company estimates the dividend will result in a cash payment of approximately $47 million in the first quarter of 2010.

In addition, the Company also granted a special dividend equivalent payment of $0.35 per RSU for each outstanding RSU award as of March 1, 2010, to be paid in shares when the award vests. If the RSU does not vest, the payment is forfeited. As the dividend declared on outstanding RSUs is a modification of the original awards, the cost of the dividend equivalent will be recognized as stock-based compensation in the same manner the Company recognizes stock-based compensation for RSUs. As a result, the Company estimates the additional stock-based compensation expense, net of forfeitures, will be approximately $2 million. This expense will be recognized over the next four years, the amounts recorded in each period to be commensurate with the vesting of the underlying awards.

The Company has performed an evaluation of subsequent events through February 23, 2010 which is the date the financial statements contained in this Form 10-K were issued.

SAPIENT CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2009, 2008 and 2007

	Balance at				Balance at
	Beginning of	Charge (Benefit)			End of
Allowance for Doubtful Accounts	Year	to Expense	Recoveries	Write-Offs	Year
			(In thousands)

December 31, 2007	$2,573	$—	$(1,426)	$(191)	$956
December 31, 2008	$956	$262	$(316)	$(507)	$395
December 31, 2009	$395	$266	$—	$(51)	$610

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) as of December 31, 2009. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2009 were effective.

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

Under the supervision and with the participation of management, including the CEO and CFO, an evaluation was performed, as of December 31, 2009, of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. Management excluded Nitro Ltd. from its assessment of internal control over financial reporting as of December 31, 2009 because it was acquired by us in a business combination during the third quarter of 2009. Nitro Ltd.’s total assets and total revenues each represented less than 4% of our related consolidated financial statements as of and for the year ended December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including the Company’s CEO and CFO, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the fourth quarter of 2009 the Company implemented an automated revenue recognition system to improve internal controls surrounding revenue recognition. No other changes were made during the fourth fiscal quarter covered by this annual report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

Below are the name, age and principal occupations for the last five years of each executive officer of Sapient, as of February 23, 2010. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Preston B. Bradford, Chief Operations and Administrative Officer	53	Mr. Bradford joined Sapient in September 1994. Mr. Bradford was appointed as Senior Vice President in April 2000 and Executive Vice President in February 2004. Prior to joining Sapient, Mr. Bradford held various positions with Sprint Corporation, a telecommunications company, from July 1980 to August 1994.
Alan J. Herrick, President and Chief Executive Officer	44	Mr. Herrick joined Sapient in March 1995. Mr. Herrick was appointed as Vice President in December 1996, Executive Vice President in June 2002 and President and Chief Executive Officer in October 2006.
Christian Oversohl, Senior Vice President and Managing Director, Europe	42	Mr. Oversohl joined Sapient in April 2000, following Sapient’s merger with the company he founded, The Launch Group. Mr. Oversohl serves as Senior Vice President and Managing Director of Sapient’s European Operations. Prior to joining Sapient, Mr. Oversohl was a manager at A.T. Kearney and also worked with Dicke & Wicharz Management Consulting, BMW, Henkel-Kosmetik, and Dresdner Bank.
Jane E. Owens, Senior Vice President and General Counsel	56	Ms. Owens joined Sapient in September 2000 as Senior Vice President, General Counsel and Secretary. Prior to joining Sapient, Ms. Owens served as Senior Vice President, General Counsel and Secretary of The Dial Corporation, a consumer products company, from May 1997 to September 2000.
H. B. “Chip” Register, Senior Vice President and Managing Director, Sapient Global Markets	43	Mr Register joined Sapient in June 2007 and serves as Senior Vice President and Managing Director, Global Markets. Prior to joining Sapient, Mr. Register was most recently a Senior Vice President at Louis Dreyfus Energy Services and over the last two decades has built and managed a number of trading groups there as well as at Essent Energy in the Netherlands, CIBC World Markets and Weyerhauser in Toronto, and Union Bank of Switzerland, New York.
Joseph S. Tibbetts, Jr., Senior Vice President, Chief Financial Officer and Chief Accounting Officer	57	Mr. Tibbetts joined Sapient in October 2006 as Senior Vice President and Chief Financial Officer. In 2009 Mr. Tibbetts began serving as the Company’s Chief Accounting Officer. Prior to joining Sapient, Mr. Tibbetts was most recently the Chief Financial Officer of Novell, Inc. and also held a variety of senior financial management positions at Charles River Ventures, Lightbridge, Inc., and SeaChange International, Inc. Mr. Tibbetts also was formerly a partner with Price Waterhouse LLP.
Alan M. Wexler, Senior Vice President and Managing Director, North America	46	Mr. Wexler joined Sapient in April 1998 and serves as Senior Vice President and Managing Director of Sapient’s North American Operations. Since joining Sapient in 1998, Mr. Wexler has held a number of key management positions, including Vice President and Managing Director of Sapient’s Technology and Communications Group. He launched Sapient’s Global Wireless Group, and led Sapient’s Media, Entertainment, and Communication Group in New York. Prior to joining Sapient, Mr. Wexler founded and operated a management and technology-consulting firm.

Directors

The information required by this item is incorporated by reference to the information appearing under the caption “Director Nominees,” in our in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009 (the “2010 Proxy Statement”).

Certain other information required by this Item regarding our officers, Directors, and corporate governance is incorporated herein by reference to the information appearing under the headings “Information About Our Directors” and “Information About Ownership of Our Common Stock” in our 2010 Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information appearing under the headings “Information About Our Directors,” “Executive Compensation,” and “Report of the Compensation Committee on Executive Compensation” in our 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information appearing under the heading “Information About Ownership of Our Common Stock” in our 2010 Proxy Statement. The following table summarizes, as of December 31, 2009 the number of options issued under our equity compensation plans and the number of awards available for future issuance under these plans.

			(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a)(1)(2)

Equity compensation plans approved by stockholders	12,084,239	$9.20	9,113,121
Equity compensation plans not approved by stockholders(3)	352,302	6.27	—

Total	12,436,541	$9.11	9,113,121

(1)	5,644,627 of the shares listed in column (c) may be issued in the form of restricted stock or RSUs, pursuant to the terms of our 1998 Stock Incentive Plan, as amended. No shares of restricted stock are currently available for issuance under our other equity compensation plans.

(2)	Column (c) includes 1,773,600 shares that are available for issuance under our 2005 Employee Stock Purchase Plan as of December 31, 2009, should the Company decide to continue the 2005 Employee Stock Purchase Plan.

(3)	Consists of RSU awards approved by the Company’s Board of Directors and granted as inducements material to employment following the Company’s acquisition of Nitro Group Ltd. A portion of the RSUs will vest on the third anniversary of the award date and the rest will vest over the next four years on a schedule consistent with the vesting schedule of equity awards that each individual held in Nitro. All unvested RSUs will be forfeited upon termination of employment for any reason. The RSU awards were granted without shareholder approval in reliance upon NASDAQ Marketplace Rule 5635(c)(4).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information appearing under the headings “Information About Our Directors” and “Certain Relationships and Related Party Transactions” in our 2010 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information appearing under the heading “Statement of Independent Registered Public Accounting Firm Fees and Services” in our 2010 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

15(a) (1) Financial Statements

The Consolidated Financial Statements filed as part of this report are listed and indexed on page 49. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

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

Dated: February 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ ALAN J. HERRICK Alan J. Herrick	President and Chief Executive Officer	February 23, 2010

Principal Financial and Accounting Officer:

/s/ JOSEPH S. TIBBETTS, JR. Joseph S. Tibbetts, Jr.	Chief Financial Officer	February 23, 2010

Directors:

/s/ JAMES M. BENSON James M. Benson		February 23, 2010

/s/ HERMANN BUERGER Hermann Buerger		February 23, 2010

/s/ DARIUS W. GASKINS, JR. Darius W. Gaskins, Jr.		February 23, 2010

/s/ ALAN J. HERRICK Alan J. Herrick		February 23, 2010

/s/ J. STUART MOORE J. Stuart Moore		February 23, 2010

/s/ BRUCE D. PARKER BRUCE D. PARKER		February 23, 2010

/s/ ASHOK SHAH ASHOK SHAH		February 23, 2010

/s/ VIJAY SINGAL Vijay Singal		February 23, 2010

EXHIBIT INDEX

Exhibit
Number		Description

2.1	—	Agreement dated as of August 6, 2008, among Sapient Limited, Sapient Corporation and the persons listed on Schedule I thereto(1)
3.1	—	Second Amended and Restated Certificate of Incorporation(2)
3.2	—	Amended and Restated Bylaws(3)
4.1	—	Specimen Certificate for Shares of Common Stock, $.01 par value, of the Company(4)
10.1†	—	1996 Equity Stock Incentive Plan(4)
10.2†	—	1996 Director Stock Option Plan(4)
10.3†	—	1998 Stock Incentive Plan(5)
10.4†	—	Amendment to 1998 Stock Incentive Plan(6)
10.5†	—	2001 Stock Option Plan(7)
10.6†	—	Sapient Corporation Winning Performance Plan(8)
10.7†	—	2007 Global Performance Bonus Plan(9)
10.8†	—	Joseph S. Tibbetts, Jr. Restricted Stock Units Agreement(9)
10.9†	—	Director Compensation Matters(10)
10.10†	—	J. Stuart Moore Separation Agreement(10)
10.11†	—	Joseph S. Tibbetts, Jr. Offer Letter(10)
10.12†	—	Alan M. Wexler Severance Agreement(10)
10.13†	—	Alan J. Herrick Employment Agreement(6)
10.14†	—	Amendment to Alan J. Herrick Employment Agreement(13)
10.15†	—	Form of Restricted Stock Units Agreement for Initial Grant to re-elected Board members(6)
10.16†	—	Form of Restricted Stock Units Agreement for Initial Grant to newly appointed Board members(6)
10.17†	—	Form of Restricted Stock Units Agreement for Employees(6)
10.18†		Employment Agreement between Sapient GmbH and Dr. Christian Oversohl(11)
10.19†	—	Second Amended and Restated Consulting Agreement with Jerry A. Greenberg(12)
21*	—	List of Subsidiaries
23*	—	Consent of PricewaterhouseCoopers LLP
31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits filed herewith.
†	Management contract or compensatory plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Form 8-K filed August 7, 2008. (File No. 000-28074).
(2)	Incorporated herein by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 000-28074).
(3)	Incorporated herein by reference to the Company’s Form 8-K filed February 10, 2009. (File No. 000-28074).
(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-12671).
(5)	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-28074).
(6)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended September 30, 2007 (File No. 000-28074).
(7)	Incorporated herein by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders (File No. 000-28074).
(8)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended June 30, 2006 (File No. 000-28074).
(9)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended June 30, 2007 (File No. 000-28074).
(10)	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-28074).
(11)	Incorporated herein by reference to the Company’s Form 8-K filed March 19, 2008 (File No. 000-28074).
(12)	Incorporated herein by reference to the Company’s Form 8-K filed November 12, 2009. (File No. 000-28074).
(13)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 000-28074).