Form 10-Q
period 2010-03-31
SAPIENT CORP
filed 2010-05-06
CIK 1008817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2010

Common Stock, $0.01 par value per share	134,190,355 shares

SAPIENT CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	1
Consolidated and Condensed Balance Sheets as of March 31, 2010 and December 31, 2009	1

Consolidated and Condensed Statements of Operations for the Three Months Ended March 31, 2010 and 2009	2

Consolidated and Condensed Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	3
Notes to Consolidated and Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	26
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 6. Exhibits	33
Signatures	33

EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-31.1
EX-31.2
EX-32.1
EX-32.2
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Quarterly Report, including those related to our cash and liquidity resources and our cash expenditures relating to dividend payments and restructuring, as well as any statement other than statements of historical facts regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Quarterly Report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described below in Part II, Item 1A, “Risk Factors” in this Quarterly Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Quarterly Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

SAPIENT CORPORATION
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CONSOLIDATED AND CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except
	per share and share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$142,067	$195,678
Marketable securities, current portion	13,580	16,082
Restricted cash, current portion	353	393
Accounts receivable, less allowance for doubtful accounts of $587 and $610 at March 31, 2010 and December 31, 2009, respectively	104,850	111,987
Unbilled revenues	63,367	47,426
Deferred tax assets, current portion	24,747	27,616
Prepaid expenses and other current assets	22,134	24,893

Total current assets	371,098	424,075
Marketable securities, net of current portion	1,358	1,362
Restricted cash, net of current portion	2,239	2,308
Property and equipment, net	27,785	29,229
Purchased intangible assets, net	21,287	23,061
Goodwill	77,220	76,004
Deferred tax assets, net of current portion	34,059	33,521
Other assets	5,544	5,359

Total assets	$540,590	$594,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,649	$19,238
Accrued compensation	40,099	49,147
Accrued restructuring costs, current portion	4,466	3,727
Deferred revenues, current portion	16,702	19,544
Other current accrued liabilities	52,429	55,855

Total current liabilities	130,345	147,511
Accrued restructuring costs, net of current portion	1,897	2,994
Deferred tax liabilities, net of current portion	1,454	1,579
Other long-term liabilities	17,285	16,634

Total liabilities	150,981	168,718

Commitments and contingencies (Note 6) Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at March 31, 2010, and December 31, 2009	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 134,041,407 and 133,272,997 shares issued at March 31, 2010 and December 31, 2009, respectively	1,345	1,333
Additional paid-in capital	541,953	583,291
Treasury stock, at cost, 444,418 shares at March 31, 2010 and December 31, 2010	(2,316)	(2,316)
Accumulated other comprehensive loss	(14,131)	(12,626)
Accumulated deficit	(137,242)	(143,481)

Total stockholders’ equity	389,609	426,201

Total liabilities and stockholders’ equity	$540,590	$594,919

     The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Service revenues	$183,223	$142,359
Reimbursable expenses	8,501	6,953

Total gross revenues	191,724	149,312

Operating expenses:
Project personnel expenses	127,767	100,178
Reimbursable expenses	8,501	6,953

Total project personnel expenses and reimbursable expenses	136,268	107,131
Selling and marketing expenses	8,647	7,142
General and administrative expenses	35,943	26,354
Restructuring and other related charges	286	2,145
Amortization of purchased intangible assets	1,467	867
Acquisition costs and other related charges	111	638

Total operating expenses	182,722	144,277

Income from operations	9,002	5,035
Interest and other income, net	800	1,006

Income before income taxes	9,802	6,041
Provision for income taxes	3,563	1,543

Net income	$6,239	$4,498

Basic net income per share	$0.05	$0.04

Diluted net income per share	$0.05	$0.03

Weighted average common shares	130,054	126,889
Weighted average dilutive common share equivalents	6,743	3,479

Weighted average common shares and dilutive common share equivalents	136,797	130,368

     The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$6,239	$4,498
Adjustments to reconcile net income to net cash used in operating activities:
Loss recognized on disposition of fixed assets	139	39
Unrealized (gain) loss on financial instruments	(132)	228
Unrealized loss on investments	63	77
Depreciation expense	4,155	3,879
Amortization of purchased intangible assets	1,467	867
Deferred income taxes	2,238	1,344
Provision for allowance for doubtful accounts, net	—	565
Stock-based compensation expense	4,231	3,487
Changes in operating assets and liabilities:
Accounts receivable	5,371	5,182
Unbilled revenues	(16,639)	(15,626)
Prepaid expenses and other current assets	2,176	(93)
Other assets	1,782	396
Accounts payable	(2,622)	52
Accrued compensation	(10,240)	(20,194)
Accrued restructuring costs	(262)	(602)
Deferred revenues	(2,627)	(3,943)
Other accrued liabilities	(2,140)	(9,737)
Other long-term liabilities	661	59

Net cash used in operating activities	(6,140)	(29,522)

Cash flows from investing activities:
Cash paid for acquisitions	(2,985)	—
Purchases of property and equipment and cost of internally developed software	(2,599)	(1,237)
Sales and maturities of available-for-sale marketable securities	781	1,774
Cash received on financial instruments, net	673	570
Restricted cash	46	124

Net cash (used in) provided by investing activities	(4,084)	1,231

Cash flows from financing activities:
Principal payments under capital lease obligations	(21)	—
Proceeds from stock option and purchase plans	2,536	81
Dividends paid on common stock	(46,832)	—

Net cash (used in) provided by financing activities	(44,317)	81

Effect of exchange rate changes on cash and cash equivalents	930	(3,068)

Decrease in cash and cash equivalents	(53,611)	(31,278)
Cash and cash equivalents, at beginning of period	195,678	169,340

Cash and cash equivalents, at end of period	$142,067	$138,062

Supplemental Cash Flow Information:
Non-cash investing transaction:
Deferred and contingent earnout consideration associated with acquisition	$3,078	$4,855

     The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
1. Basis of Presentation
     The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
     In the first quarter of 2010, the Company realigned its North America and Europe business units and internal reporting systems to better align its services with its business and operational strategy. As such, the results of operations in Note 10, Segment Information, reflect the Company’s current business units: SapientNitro (new), Sapient Global Markets (new) and Sapient Government Services. SapientNitro is our customer experience business that combines multi-channel marketing, multi-channel commerce and the technology that binds them to help clients grow their businesses and create brand advocates. Sapient Global Markets provides advisory, analytics, technology, and operations solutions to today’s evolving financial and commodity markets. Sapient Government Services provides consulting, technology, and marketing services to a wide array of U.S. governmental agencies. Interim 2009 segment information has been recast to conform to the current structure.
     Unless the context requires otherwise, references in this Quarterly Report to “Sapient,” “the Company,” “we,” “us” or “our” refer to Sapient Corporation and its consolidated subsidiaries.
2. Acquisitions
Nitro Limited
     On July 1, 2009 the Company completed its acquisition of Nitro Ltd. (“Nitro”), a global advertising network. Nitro operates across North America, Europe, Australia and Asia. The acquisition added approximately 300 employees. The Company acquired Nitro to leverage Nitro’s traditional advertising services with the Company’s digital commerce and marketing technology services. Nitro’s results of operations are reflected in the Company’s consolidated statements of operations as of July 1, 2009. The Nitro transaction was accounted for using the acquisition method.
     The purchase price, net of cash acquired, was $31.0 million for the acquisition of 100% of Nitro’s outstanding shares. The $31.0 million consisted of $11.1 million in cash, net of cash acquired, deferred consideration with an estimated fair value of $8.1 million and the issuance of 3.3 million shares of restricted common stock valued at $11.8 million. The value of common stock was determined as $6.27 per share, the value of the Company’s common stock on the acquisition date, less $8.7 million. The $8.7 million reduction in purchase price reflects the impact of the selling restrictions on the shares of $7.1 million. The remaining $1.6 million reduction reflects the value of shares transferred as consideration that are also tied to the seller’s continued employment. The $1.6 million is being accounted for as compensation expense over the associated vesting period.
     The Company acquired a deferred consideration obligation of $8.0 million in the Nitro transaction. The obligation is denominated in a foreign currency. Pursuant to the purchase agreement, the seller agreed to indemnify the Company for all currency transaction losses that result in payments in excess of $8.0 million. The Company paid $4.6 million in the fourth quarter of 2009 and $3.0 million in the first quarter of 2010 to settle this obligation. At March 31, 2010 the Company had a deferred consideration obligation of $1.5 million, offset by an indemnification asset related to currency losses of $1.1 million.
     Nitro can also receive additional consideration of up to $3.0 million, which is contingent on certain financial performance conditions during the twelve month period from October 1, 2009 to September 30, 2010, and is payable in either cash or stock at the Company’s discretion. Based on the Company’s most recent forecasts, the Company does not believe Nitro will achieve the prescribed performance targets and as a result did not record a liability as of the acquisition date and as of March 31, 2010. The Company will continue to assess the probability of Nitro achieving this contingent consideration and any subsequent changes in the estimated fair value will be reflected in earnings. Furthermore, if Nitro’s financial performance does not meet certain revenue thresholds, the Company can claw-back shares from the seller. As of March 31, 2010 the Company has determined, based on its most recent forecast, that Nitro’s financial performance will not fall below the prescribed target and has not recorded an asset for this contingency. The following unaudited, pro forma information assumes the Nitro acquisition occurred at the beginning of the periods presented (in thousands, except per share amounts):

Three Months
Ended March 31,
2009
(Unaudited)
Service revenues	$154,512

Net income	$3,135

Basic net income per share	$0.02

Diluted net income per share	$0.02

Derivatives Consulting Group Limited
     On August 6, 2008 the Company acquired 100% of the outstanding shares of Derivatives Consulting Group Limited (“DCG”). Aggregate initial consideration for the acquisition totaled $31.3 million, which consisted of: (i) cash consideration of $21.9 million, (ii) stock consideration of 307,892 shares, issued on the acquisition date, valued at $2.3 million, (iii) deferred stock consideration of 395,125 shares, valued at $4.5 million, which were issued in February 2010, and (iv) transaction costs of $2.6 million.
     Pursuant to the agreement, DCG could earn additional consideration subject to achieving certain operating objectives in years one, two and three, ending March 31, 2009, 2010 and 2011, respectively. The year one operating objectives were partially achieved and, as a result, the Company paid approximately $5.6 million in contingent consideration in 2009 which comprised $2.4 million in stock and $3.2 million in cash. The Company determined the amount of contingent consideration due to achievement of year two performance objectives and has accrued $2.4 million as of March 31, 2010 which is reflected in “other current accrued liabilities”. The maximum potential future consideration for the year three performance objectives, to be resolved over the next year, is £6.0 million (approximately $9.0 million at March 31, 2010 exchange rate) payable in cash or common stock. As the DCG acquisition was completed in 2008, it is accounted for as a business combination under the purchase method. Accordingly, any future contingent consideration payments will result in an increase in goodwill at the time the contingent consideration is earned.
     During the first quarter of 2009, the Company finalized an integration plan for DCG, which was initiated at the date of acquisition, which resulted in the termination of certain employees. The total cost of this plan was $0.5 million, which is for employee severance costs. The total cost of $0.5 million was recorded as an increase to goodwill and accrued in other current liabilities, and as of March 31, 2010, all amounts have been paid.
3. Marketable Securities, Put Right and Fair Value Disclosures
Marketable Securities and Put Right
     At March 31, 2010 the estimated fair value of the Company’s marketable securities classified as available-for-sale securities and trading securities were $1.4 million and $13.6 million, respectively. At December 31, 2009 the estimated fair value of the Company’s marketable securities classified as available-for-sale securities and trading securities were $2.1 million and $15.3 million, respectively. The Company sold, at amortized cost, $1.9 million of ARS classified as trading securities during the first quarter of 2010.

     The following tables summarize the Company’s marketable securities:

	Available-for-Sale Securities as of March 31, 2010
	(In thousands)
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Long-term:
Auction rate securities	$1,500	$—	$(142)	$1,358

	Trading Securities as of March 31, 2010
	(In thousands)
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Short-term:
Auction rate securities	$14,575	$—	$(995)	$13,580

	Available-for-Sale Securities as of December 31, 2009
	(In thousands)
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Long-term:
Auction rate securities	$1,500	$—	$(138)	$1,362
Short-term:
Money market fund deposits	940	—	(186)	754

Total	$2,440	$—	$(324)	$2,116

	Trading Securities as of December 31, 2009
	(In thousands)
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Long-term:
Auction rate securities	$16,425	$—	$(1,097)	$15,328

     The Company’s available-for-sale and trading securities consist of debt securities that comprise auction rate securities (“ARS”) As of March 31, 2010 all of the Company’s ARS have been in an unrealized loss position for more than twelve months.
     Using a discounted cash flow analysis, the Company has assessed that the fair value of its ARS classified as available-for-sale securities is $142,000 less than their amortized cost at March 31, 2010 compared to $138,000 less than amortized cost at December 31, 2009. The Company has recorded the change in valuation, a loss of $4,000, in the “accumulated other comprehensive loss” section on its consolidated and condensed balance sheets. The Company does not intend to sell its ARS classified as available-for-sale until a successful auction occurs and these ARS investments are liquidated at amortized cost, nor does the Company expect to be required to sell these ARS before a successful auction occurs.
     At December 31, 2009 the amortized cost of the Company’s investment in the Primary Fund, a mutual fund that suspended redemptions, was $0.8 million. Due to events in 2009 that limited the liquidity of this investment the Company recorded an impairment of $0.2 million in 2009. In January 2010 the Company received the remaining $0.8 million balance.
     The following table reconciles the total other-than-temporary impairment losses to other-than temporary losses reflected in earnings for the Company’s available-for-sale securities for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Total other-than-temporary losses	$(4)	$(33)
Less: portion of loss recognized in other comprehensive loss	(4)	(33)

Net impairment losses recognized in earnings	$—	$—

     The Company believes the fair value of its ARS classified as trading securities is $1.0 million less than their amortized cost. The Company has recorded the change in this other-than-temporary impairment, a gain of $0.1 million compared to its valuation as of December 31, 2009 in “interest and other income, net.” All of the Company’s ARS classified as trading securities are held with UBS, one of the Company’s brokers. On November 5, 2008 the Company accepted an offer from UBS which provides the Company with rights, the “Put Right”, to sell UBS its ARS investments at par at any time during a two-year period beginning June 30, 2010. The Put Right was initially measured at its fair value and changes in fair value of the Put Right have been reflected in earnings. The Company recorded the change in the fair value of the Put Right, a loss of $0.1 million compared to its valuation as of December 31, 2009 in “interest and other income, net”.
     Actual maturities of our marketable securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Gross realized gains and losses on the sale of securities are calculated using the specific identification method, and were not material to the Company’s operations for the three months ended March 31, 2010 and 2009.
Fair Value Disclosures
     The Company accounts for certain assets and liabilities at fair value. The following tables represent the Company’s fair value hierarchy for its cash equivalents, marketable securities, Put Right, foreign exchange option contracts and acquired assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Fair Value Measurements at Reporting Date Using
	(In thousands)
	Level 1	Level 2	Level 3	Total
Financial assets:
Auction rate securities	$—	$—	$14,938	$14,938
Bank time deposits	—	65,726	—	65,726
Foreign exchange option contracts, net	—	279	—	279
Money market fund deposits	5,296	—	—	5,296
Put Right	—	—	992	992
Non-financial assets:
Indemnification assets acquired	—	—	1,228	1,228

Total	$5,296	$66,005	$17,158	$88,459

	Level 1	Level 2	Level 3	Total
Non-financial liabilities:
Deferred consideration acquired	$—	$—	$409	$409
Other long-term liabilities acquired	—	—	1,330	1,330

Total	$—	$—	$1,739	$1,739

     Level 1 assets consist of money market fund deposits that are traded in an active market with sufficient volume and frequency of transactions. The fair value of these assets was determined from quoted prices in active markets for identical assets.
     Level 2 assets consist of bank time deposits and foreign exchange option contracts and Level 2 liabilities can include foreign exchange option contracts. The fair value of these assets was determined from inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
     Level 3 assets consist of ARS investments structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can continue to hold the investments at par or sell the securities at auction provided there are willing buyers to make the auction successful. The ARS investments the Company holds are collateralized by student loans and municipal debt and, as noted above, have experienced failed auctions. Level 3 assets also include the Put Right and the following assumed, non-financial assets and liabilities as a result of the Nitro acquisition: (i) indemnification assets, (ii) deferred consideration and (iii) other long-term liability.
     The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets measured on a recurring basis for the three months ended March 31, 2010:

	Level 3 Inputs
	Assets	Liabilities
	(In thousands)
Balance at December 31, 2009	$20,847	$5,736
Settlement of indemnification asset related to currency transaction loss on deferred consideration(1)	(1,079)	(1,079)
Loss on increase in fair value of deferred consideration acquired included in acquisition costs and other related charges	—	36
Loss on increase in fair value of other long-term liability acquired included in general and administrative expenses	—	31
Payment of acquired deferred consideration(1)		(2,985)
Unrealized loss included in accumulated other comprehensive loss	(4)	—
Unrealized loss included in other income, net	(104)	—
Unrealized gain included in other income, net	102	—
Maturities and sales of marketable securities	(2,604)	—

Balance at March 31, 2010	$17,158	$1,739

(1)	Deferred consideration acquired in the Nitro transaction is denominated in a foreign currency. Pursuant to the purchase agreement, the Company is indemnified against all currency transaction losses related to the deferred consideration. In the first quarter of 2010 the Company paid $2,985 and applied the $1,079 currency loss indemnification asset against the $4,437 accrued as of December 31, 2009.
     Included in the Company’s cash and cash equivalents balance of $142.1 million as of March 31, 2010, were $65.7 million of time deposits with maturities of less than or equal to 90 days and money market fund deposits of $5.3 million. Included in the Company’s cash and cash equivalents balance of $195.7 million as of December 31, 2009 were $56.2 million of time deposits with maturities of less than or equal to 90 days and money market fund deposits of $44.6 million.

4. Stock-Based Compensation
     The Company recorded $4.2 million and $3.5 million of stock-based compensation expense for the three months ended March 31, 2010 and 2009, respectively. Project personnel expenses, selling and marketing expenses and general and administrative expenses appearing in the consolidated and condensed statements of operations include the following stock-based compensation amounts:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Project personnel expenses	$2,112	$1,989

Selling and marketing expenses	$435	$387

General and administrative expenses	$1,684	$1,111

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
     During the first quarter of 2010, the Company granted a special dividend equivalent payment of $0.35 per RSU for each outstanding RSU award as of March 1, 2010, to be paid in shares when the underlying award vests. If the underlying RSU does not vest, the dividend equivalent is forfeited. As the dividend declared on outstanding RSUs is a modification of the original awards, the cost of the dividend equivalent will be recognized as stock-based compensation in the same manner the Company recognizes stock-based compensation for RSUs. The Company estimates the total additional stock-based compensation expense related to the special dividend equivalent on RSUs, net of forfeitures, will be approximately $2 million. This expense will be recognized over the next four years, the amounts recorded in each period to be commensurate with the vesting of the underlying awards.
     In connection with the Company’s internal review of its historical stock-based compensation practices from 1996 to 2006, the Company determined that certain stock options exercised in 2006 by current and former employees of the Company (the “Affected Employees”) had been mispriced and, therefore, were subject to an excise tax, and associated interest charges, under Section 409A of the Internal Revenue Code (“Section 409A”). As a result, during the first quarter of 2007, the Compensation Committee of the Company’s Board Directors approved a remediation plan that called for the Company to pay this tax (and interest charges) on behalf of the Affected Employees. Accordingly, the Company recorded an expense of $750,000 during the first quarter of 2007 related to this tax and associated interest charges. The Company has made payments of $400,000 of this liability and the statute of limitations expired on $300,000 of this liability. As a result $50,000 remained accrued at March 31, 2010.
     The following table summarizes activity relating to stock options under all stock option plans for the three months ended March 31, 2010:

		Weighted
		Average
		Exercise
	Shares	Price
	(In thousands)
Outstanding as of December 31, 2009	5,810	$12.55
Options exercised	(528)	$4.63
Options forfeited/cancelled	(506)	$44.25

Outstanding as of March 31, 2010	4,776	$10.07

Vested and expected to vest as of March 31, 2010	4,776	$10.07

Options exercisable as of March 31, 2010	4,771	$10.07

Aggregate intrinsic value of outstanding	$14,781
Aggregate intrinsic value of vested and expected to vest	$14,781
Aggregate intrinsic value of exerciseable	$14,776
     The aggregate intrinsic value of stock options exercised in the three months ended March 31, 2010 and 2009 was $2.4 million and less than $0.1 million, respectively, determined at the date of exercise.
     As of March 31, 2010, there remained less than $0.1 million of compensation expense, net of estimated forfeitures related to non vested stock options to be recognized as expense over a weighted average period of less than one year.
     The table below summarizes activity relating to RSUs for the three months ended March 31, 2010:

	Number of Shares	Weighted
	Underlying	Average Grant
	Restricted Units	Date Fair Value
	(In thousands)
Unvested as of December 31, 2009	6,629	$6.23
Restricted units granted	166	$8.36
Restricted units vested	(388)	$6.33
Restricted units forfeited/cancelled	(102)	$6.54

Unvested as of March 31, 2010	6,305	$6.27

Expected to vest as of March 31, 2010	5,802	$6.27

     The weighted average grant date fair value of RSUs granted for the three months ended March 31, 2010 and 2009 was $8.36 and $3.95, respectively. The aggregate intrinsic value of the RSUs vested in the three months ended March 31, 2010 and 2009, was $3.2 million and $4.9 million, respectively. The intrinsic value of the non-vested RSUs, net of forfeitures, as of March 31, 2010, was $57.6 million. As of March 31, 2010 there remained $30.9 million of compensation expense related to non-vested RSUs to be recognized as expense over a weighted average period of approximately 2.5 years.
5. Net Income Per Share
     The following information presents the Company’s computation of basic and diluted net income per share for the periods presented in the consolidated and condensed statements of operations:

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)
Net income	$6,239	$4,498
Basic net income per share:
Weighted average common shares outstanding	130,054	126,889

Basic net income per share	$0.05	$0.04

Diluted net income per share:
Weighted average common shares outstanding	130,054	126,889
Weighted average dilutive common share equivalents	6,743	3,479

Weighted average common shares and dilutive common share equivalents	136,797	130,368

Diluted net income per share	$0.05	$0.03

Anti-dilutive options and share based awards not included in the calculation	8,712	7,973

     Included in weighted average dilutive common share equivalents for 2010 are restricted shares associated with the Nitro acquisition. These shares are reflected in weighted average dilutive common share equivalents as they were contingent shares during the period presented.
6. Commitments and Contingencies
     The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims that have arisen in the course of its business and that have not been fully adjudicated in which the damages claimed under such actions, in the aggregate, total approximately $2.3 million as of March 31, 2010. The Company has accrued at March 31, 2010, approximately $0.4 million related to certain of these items. The Company intends to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has accrued. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.
7. Restructuring and Other Related Charges

2010 — Restructure Event
     In the first quarter of 2010, we consolidated our UK operations into one office space. As such, the Company restructured one lease which ends in March 2011. Estimated costs for the consolidation of facilities included contractual rental commitments and related costs, offset by estimated sub-lease income. The Company recorded $0.8 million in restructuring expense in the first quarter of 2010. These charges were not recorded to a segment because they impacted areas of the business that supported the business units and are reflected in “Reconciling Items” in Note 10, Segment Information. The following table shows activity during the three months ended March 31, 2010, related to the 2010 restructuring event:

Facilities
(In thousands)
2010 provision	$846
Cash utilized	—

Balance, March 31, 2010	$846

The remaining $0.9 million accrued restructuring as of March 31, 2010 is expected to be paid by March 2011.
2009 — Restructure Event
     In February 2009, in response to the impact of current global economic conditions on its demand environment, the Company implemented a restructuring plan to reduce its peoplecount during the first quarter of 2009. For the three months ended March 31, 2009, 392 employees were terminated in connection with this restructuring plan and the Company recorded restructuring charges of $2.0 million in its consolidated and condensed statements of operations. These charges consisted of $1.9 million in employee cash severance payments and the remaining charges consisted of outplacement assistance fees and other associated costs. Of the $2.0 million restructuring charge, $1.2 million and $0.6 million were recorded to the Company’s SapientNitro and Sapient Global Markets operating segments. The remaining charges were not recorded to a segment because they impacted areas of the business that supported the business units and are reflected in “Reconciling Items” in Note 10, Segment Information. There were no amounts accrued for this restructuring event as of December 31, 2009.
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
     For the three months ended March 31, 2010 the Company recorded a net restructuring benefit associated with the 2001, 2002 and 2003 events of approximately $0.6 million in its consolidated and condensed statements of operations principally related changes in the Company’s estimated operating expenses to be incurred and sub-lease income in connection with a previously restructured lease, which ends in 2011.
     For the three months ended March 31, 2009 the Company recorded net restructuring and other related charges associated with the 2001, 2002 and 2003 events of approximately $180,000 in its consolidated and condensed statements of operations principally related to one item. The item involved recording a restructuring charge associated with a change of estimated operating expenses to be incurred in connection with three previously restructured leases.
     The following table shows activity during the three months ended March 31, 2010 related to 2001, 2002 and 2003 restructuring events:

Facilities
(In thousands)
Balance, December 31, 2009	$6,721
Charges, net	(560)
Cash utilized	(644)

Balance, March 31, 2010	$5,517

The total remaining accrued restructuring for 2001, 2002 and 2003 events is $5.5 million at March 31, 2010 of which the cash outlay over the next 12 months is expected to be $3.6 million, and the remainder will be paid through 2011.

8. Income Taxes
     For the three months ended March 31, 2010 the Company recorded an income tax provision of $3.6 million compared to $1.5 million in 2009. Income tax is primarily related to foreign, federal and state tax obligations. The increase is due to a higher effective tax rate on the Company’s U.S. income because of the releasing its valuation allowance on a substantial portion of its U.S. deferred taxes in the fourth quarter of 2009. Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2008 all of the Company’s U.S. deferred tax assets had a full valuation allowance. Based upon operating results for the years immediately preceding and through December 31, 2009, as well as an assessment of expected future results of operations in the U.S., at December 31, 2009 the Company determined that it had become more likely than not that it would realize a substantial portion of its deferred tax assets in the U.S. As a result, the Company released its valuation allowances on a substantial portion of its U.S. deferred tax assets in the fourth quarter of 2009. On March 31, 2010 a valuation allowance was established against deferred tax assets for one the Company’s European subsidiaries as the Company determined that it is more likely than not that the deferred tax assets will not be realized. At March 31, 2010 certain state tax net operating loss carry forwards, as well as a portion of the net operating loss carry forwards relating to certain stock based compensation deductions. The Company continues to believe that deferred tax assets in various other foreign jurisdictions are more likely than not to be realized and, therefore, no valuation allowance has been recorded against these assets.
     The Company has gross unrecognized tax benefits, including interest and penalties, of approximately $8.6 million as of March 31, 2010 and $8.9 million as of December 31, 2009. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2010 and December 31, 2009 interest accrued was approximately $1.8 million and $1.6 million, respectively.
     The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. Although the company believes its estimates are appropriate, the final determination of tax filings could result in favorable or unfavorable changes in an estimates. During the first quarter of 2010, a favorable determination resulted in a decrease to unrecognized tax benefits of $0.7 million. We anticipate the settlement of tax filings in the next twelve months and the explanation of the relevant statue of limitations could result in an additional decrease in unrecognized tax benefits between $0.4 and $1.0 million.
9. Comprehensive Income
     The components of comprehensive income are presented below for the periods presented in the consolidated and condensed statements of operations:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net income	$6,239	$4,498
Foreign currency translation loss	(1,501)	(4,798)
Unrealized loss on available-for-sale securities	(4)	(33)

Comprehensive income (loss)	$4,734	$(333)

10. Segment Information
     The Company has discrete financial data by operating segments available based on its method of internal reporting, which disaggregates its operations. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance.
     Beginning in 2010, the Company realigned its North America and Europe business units and internal reporting systems to better align its services with the Company’s business and operational strategy. The new business units are: SapientNitro (new), Sapient Global Markets (new) and Sapient Government Services. As such, results by operating segment for the three months ended March 31, 2009 have been recast to reflect the new business unit structure.
     The Company does not allocate certain marketing and general and administrative expenses to its business unit segments because these activities are managed separately from the business units. The Company allocated $1.2 million and $0.6 million of $2.0 million related to its first quarter 2009 reduction in workforce to the SapientNitro and Sapient Global Markets segments, respectively. The Company did not allocate the remaining $0.2 costs associated with the 2009 restructuring activity, nor costs associated with the 2001, 2002, 2003 and 2010 restructuring events across all operating segments for internal measurement purposes, given that the substantial majority of these restructuring costs impacted areas of the business that supported the business units and, specifically in the case of our 2001, 2002, 2003 and 2010 events, were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. Management does not allocate stock-based compensation to the segments for the review of results for the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM, and therefore, the Company has not disclosed asset information for each operating segment.

     The tables below present the service revenues and income before income taxes attributable to these operating segments for the periods presented.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Service Revenues:
SapientNitro	$115,692	$89,966
Sapient Global Markets	57,111	44,110
Sapient Government Services	10,420	8,283

Total	$183,223	$142,359

Income Before Income Taxes:
SapientNitro	$29,442	$20,032
Sapient Global Markets	20,706	13,883
Sapient Government Services	2,772	2,380

Total reportable segments (1)	52,920	36,295
Less reconciling items (2)	(43,118)	(30,254)

Consolidated Income Before Income Taxes	$9,802	$6,041

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income before income taxes include the following:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Centrally managed functions	$38,124	$26,903
Restructuring and other related charges	286	357
Amortization of purchased intangible assets	1,467	867
Stock-based compensation expense	4,231	3,487
Interest and other income, net	(800)	(1,006)
Acquisition expense and other related charges	111	638
Unallocated expenses (a)	(301)	(992)

Total	$43,118	$30,254

(a)	Represents recovery of expenses related to our stock-based compensation review and restatement.
11. Geographic Data
     Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated and condensed statements of operations and the consolidated and condensed balance sheets:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Service revenues:
United States	$105,434	$80,489
International	77,789	61,870

Total service revenues	$183,223	$142,359

	March 31,	December 31,
	2010	2009
	(In thousands)
Long-lived assets:
United States	$13,804	$14,844
International	13,981	14,385

Total long-lived assets (1)	$27,785	$29,229

(1)	Reflects net book value of the Company’s property and equipment
12. Goodwill and Purchased Intangible Assets
     As a result of the Company realigning its North America and Europe business units, creating two new business units, SapientNitro and Sapient Global Markets, the Company’s goodwill balance as of December 31, 2009 has been allocated among the new business units based on the business units’ relative fair value as estimated by the Company. The following is a summary of goodwill allocated to the Company’s business segments as of March 31, 2010 and December 31, 2009:

	North America	Europe	Government Services	Total
		(In thousands)
Balance as of December 31, 2009	$43,286	$32,718	$—	$76,004
Allocation to SapientNitro	(31,797)	(21,477)	—	(53,274)
Allocation to Sapient Global Markets	(11,489)	(11,241)	—	(22,730)

Balance after allocation	$—	$—	$—	$—

		Sapient Global	Sapient Government
	SapientNitro	Markets	Services	Total

Allocation of December 31, 2009 goodwill balance to new operating segments	$53,274	$22,730	$—	$76,004
Contingent consideration recorded during the period	—	2,386	—	2,386
Exchange rate effect	(833)	(337)	—	(1,170)

Goodwill as of March 31, 2010	$52,441	$24,779	$—	$77,220

     The following is a summary of intangible assets as of March 31, 2010, and December 31, 2009 (gross carrying amount of local currency denominated purchased intangible assets are reflected at the respective balance sheet date exchange rate):

	March 31, 2010
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
		(In thousands)
Customer lists and customer relationships	$22,719	$(9,768)	$12,951
Non-compete agreements	8,476	(2,057)	6,419
Tradename	3,132	(1,215)	1,917

Total purchased intangible assets	$34,327	$(13,040)	$21,287

	December 31, 2009
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
		(In thousands)
Customer lists and customer relationships	$22,927	$(8,804)	$14,123
Non-compete agreements	8,554	(1,716)	6,838
Tradename	3,144	(1,044)	2,100

Total purchased intangible assets	$34,625	$(11,564)	$23,061

     Amortization expense related to the purchased intangible assets was $1.5 million and $0.9 million for the three months ended March 31, 2010 and 2009, respectively. Please see Note 2, Acquisitions, for a discussion of contingent consideration recorded during the period related to DCG.
13. Foreign Currency Translation and Derivative Instruments
     Foreign exchange losses of $0.9 million and $0.2 million were recorded for the three months ended March 31, 2010 and 2009, respectively, and are included in general and administrative expenses in the consolidated and condensed statements of operations. These gains and losses were primarily related to intercompany foreign currency transactions that are of a short-term nature.
     Approximately 15% of the Company’s operating expenses for the three months ended March 31, 2010 were denominated in Indian rupees. Approximately 21% and 6% of service revenues for the three months ended March 31, 2010 were denominated in British pounds sterling and euros, respectively. As the Company has minimal associated revenues in Indian rupees, any movement in the exchange rate between the U.S. dollar and the rupee has a significant impact on its operating expenses and operating profit. Any significant movement in the exchange rate between the U.S. dollar and the British pound sterling and the U.S. dollar and the euro has a significant impact on the Company’s service revenues and operating income. The Company manages this exposure through a risk management program that partially mitigates its exposure to operating expenses denominated in the Indian rupee and service revenues denominated in the British pound sterling and the euro that includes the use of derivative financial instruments which are not designated as accounting hedges. The Company uses foreign exchange option contracts to partially protect its foreign currency exposure to: (i) Indian rupee denominated operating expenses against appreciation in the rupee relative to the U.S. dollar, (ii) British pound sterling denominated revenues against the appreciation of the U.S. dollar relative to the pound sterling and (iii) euro denominated revenues against the appreciation of the U.S. dollar relative to the euro. Currently, the Company enters into 30 day average rate instruments covering a rolling 90 day period with notional amounts of 275 million rupees (approximately $6.1 million), two million pounds sterling (approximately $3.0 million) and one million euros (approximately $1.3 million) per month. As these instruments are option collars that are settled on a net basis with the bank, the Company has not recorded the gross underlying notional amounts in its consolidated and condensed balance sheets as of March 31, 2010.
     The following table reflects the fair value of the Company’s derivative assets and liabilities on its consolidated and condensed balance sheets as of March 31, 2010, December 31, 2009 (in thousands):

	Derivative Assets Reported in		Derivative Liabilities Reported in
	Other Current Assets		Other Current Accrued Liabilities
	March 31,	December 31,	March	December 31,
	2010	2009	31, 2010	2009
Foreign exchange option contracts not designated	$279	$238	$—	$21

     Realized and unrealized losses on the Company’s foreign exchange option contracts are included in general and administrative expenses in the consolidated and condensed statements of operations. The following table shows the effect of realized and unrealized gains and losses, net, of the Company’s foreign exchange option contracts on its results of operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
(Gain) loss on foreign exchange option contracts not designated	$(610)	$154

14. Dividend Payment
     On February 18, 2010 the Company announced a special dividend of $0.35 per common share for shareholders as of the record date March 1, 2010, which was paid on March 15, 2010. The dividend was a return of excess capital to shareholders. The $46.8 million in cash paid for the dividend is reflected as cash used in financing activities on the consolidated and condensed statements of cash flows.
15. Recent Accounting Pronouncements
     On January 1, 2010 the Company early adopted the provisions of Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). Prior to the adoption of ASU 2009-13, revenues from contracts with multiple elements (deliverables) were accounted for as follows:
     The Company would evaluate all of the deliverables in a revenue arrangement to determine whether they represent separate units of accounting. The delivered item(s) would be considered a separate unit of accounting if all of the following criteria are met:
•	The delivered item(s) has value to the customer on a standalone basis;

•	There is objective and reliable evidence of the fair value of the undelivered item(s); and

•	If the arrangement includes a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in control of the company.
     If one of the above criteria is not met, the total arrangement fee must be recognized as one unit of accounting. However, if all of the criteria are met, the total value of the arrangement would be allocated to the separate units based on the estimated fair value of each deliverable. When fair value existed for the undelivered element but not for the delivered element, the residual method was used whereby any discount was allocated to the delivered element.
     ASU 2009-13 replaces the term fair value with the term selling price and establishes a selling price hierarchy for determining the selling price of a deliverable. The hierarchy for determining selling price of a deliverable is: (i) vendor-specific objective evidence (“VSOE”), (ii) third-party evidence (“TPE”) when VSOE is not available or (iii) an estimated selling price (“ESP”) when neither VSOE nor TPE is available (determination of VSOE, TPE and ESP is described further below). In addition, ASU 2009-13 eliminated both the combination of delivered and undelivered elements into one unit of accounting and the use of the residual method. Under ASU 2009-13, the delivered item(s) must still have value to the customer on a standalone basis and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in control of the Company in order to be considered for separate units of accounting. If neither of those criteria is met, all elements are recognized as one unit of accounting.
     To determine the selling price in multiple-element arrangements, we establish VSOE of selling price using the price charged for a deliverable when it is sold on a stand-alone basis. TPE is established by evaluating similar and interchangeable competitor services in stand-alone arrangements with similarly situated customers. The Company determines ESP for the purpose of allocating selling price to a deliverable within a multiple-deliverable arrangement by considering several internal and external factors including, but not limited to, pricing practices, profit margin objectives, competition, the geographies in which the Company offers its services and internal costs. The determination of ESP is made through consultation with an approval by management, taking into account the Company’s go-to-market strategy.
     Selling prices are analyzed on an annual basis or more frequently if the Company experiences significant changes in selling prices. The adoption of ASU 2009-13 did not have a material effect on the recognition of service revenues during the three months ended March 31, 2010. In addition, the retrospective application of ASU 2009-13 would not have a material effect on services revenues for the year ended 2009.
     In January 2010, the Company adopted ASU No. 2010-06 – Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. The Company included these new disclosures, as applicable, in Note 3.

SAPIENT CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company
     Sapient Corporation (“Sapient” or the “Company”), a global services firm, helps clients transform in the areas of business, marketing, and technology and succeed in an increasingly complex marketplace. We market our services through three primary business units — SapientNitro, Sapient Global Markets, and Sapient Government Services — positioned at the intersection of marketing, business and technology. SapientNitro, one of the world’s largest independent digitally-led, integrated marketing services firms, provides multi-channel marketing and commerce services that span brand and marketing strategy, digital/broadcast/print advertising creative, web design and development, e-commerce, media planning and buying, and emerging platforms, such as social and mobile. Through SapientNitro we offer a complete, multi-channel marketing and commerce solution that strengthens relationships between our clients’ customers and their brands. For simplicity of operations, SapientNitro also includes our traditional IT consulting services, which is currently, and is expected to remain, below 10% of our total revenues. Our Sapient Global Markets segment provides business and IT strategy, process and system design, program management, custom development and package implementation, systems integration and outsourced services to financial services and energy services market leaders. A core focus area within Sapient Global Markets is trading and risk management, to which we bring more than 15 years of experience. With our 2008 acquisition of Derivatives Consulting Group Ltd. (“DCG”), a leading provider of derivatives consulting and outsourcing services, we added a globally integrated service in derivatives processing to our capabilities. Sapient Government Services provides consulting, technology, and marketing services to a wide array of U.S. governmental agencies. Focused on driving long-term change and transforming the citizen experience, we use technology to help government agencies become more accessible, efficient, and transparent.
     Founded in 1990 and incorporated in Delaware in 1991, Sapient maintains a strong global presence with offices around the world. We utilize our proprietary Global Distributed Delivery (“GDD”) model in support of our SapientNitro and Sapient Global Markets segments. Our GDD model enables us to provide high-quality, cost-effective solutions under accelerated project schedules. By engaging India’s highly skilled technology specialists, we can provide services at lower total costs as well as offer a continuous delivery capability resulting from time differences between India and the countries we serve. We also employ our GDD model to provide application management services.
Summary of Results of Operations
     Our service revenues for the three months ended March 31, 2010 were $183.2 million, a 29% increase compared to service revenues for same period in 2009. The increase in service revenues is primarily due to an increase in demand for our services compared to 2009, and to a lesser extent, revenue from our acquisition of Nitro Ltd (“Nitro”). Nitro’s results of operations are reflected in ours as of July 1, 2009. During the first quarter of 2010 we realigned our North America and Europe business units and internal reporting systems to better align our services with our business and operational strategy. The new business units are: SapientNitro (new), Sapient Global Markets (new) and Sapient Government Services (see Segment Information).
     For the three months ended March 31, 2010 we reported income from operations of $9.0 million, a 79% increase, compared to $5.0 million for the same period in 2009. The increase in operating income is due to the aforementioned increase in demand for our services in addition to our management of project personnel, sales and marketing, and general and administrative expenses as all three of these operating expenses were, for the most part, the same percentage of service revenues in both periods of comparison.
     For the three months ended March 31, 2010 we reported net income of $6.2 million, a 39% increase, compared to $4.5 million for the same period in 2009. The increase in net income is due to the improvement in operating income, offset by a higher effective tax rate in the first quarter of 2010 compared to 2009. The reason for the increase in tax rate is the release of the Company’s valuation allowance on a substantial portion of its U.S. deferred tax assets in the fourth quarter of 2009.
Non-GAAP Financial Measures
     In our quarterly earnings press releases and conference calls we discuss two key measures that are not calculated according to generally accepted accounting principles (“GAAP”). The first non-GAAP measure is operating income, as reported on our consolidated and condensed statements of operations, excluding certain expenses and benefits, which we call “non-GAAP income from operations”. The second measure calculates non-GAAP income from operations as a percentage of reported services revenues, which we call “non-GAAP operating margin”. We believe that non-GAAP measures help illustrate underlying trends in our business, and use the measures to establish budgets and operational goals, communicated internally and externally, for managing our business and evaluating our performance. We exclude certain expenses from our non-GAAP operating income that we believe are not reflective of these underlying business trends or useful measures for determining our operational performance and overall business strategy. The following table reconciles income from operations as reported on our consolidated and condensed statements of operations to non-GAAP income from operations and non-GAAP operating margin for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Service revenues	$183,223	$142,359

GAAP income from operations	$9,002	$5,035
Stock-based compensation expense	4,231	3,487
Restructuring and other related charges	286	2,145
Amortization of purchased intangible assets	1,467	867
Acquisition costs and other related charges	111	638
Stock-based compensation review and restatement benefit	(301)	(992)

Non-GAAP income from operations	$14,796	$11,180

GAAP operating margin	4.9%	3.5%
Effect of adjustments detailed above	3.2%	4.4%

Non-GAAP operating margin	8.1%	7.9%

     Non-GAAP income from operations increased to 8.1% of service revenues from 7.9% in 2009 due to the aforementioned improvement in reported income from operations. Please see our Results of Operations section for a more detailed discussion and analysis of the excluded items.
     When important to management’s analysis operating results are compared in “constant currency terms”, which excludes the effect of foreign exchange rate fluctuations, a non-GAAP measure. The effect is excluded by translating the current period’s local currency service revenues and expenses into U.S. dollars at the average exchange rates of the prior period of comparison. For a discussion of our exposure to exchange rates see “Item 7a. Quantitative and Qualitative Disclosures About Market Risk”.
Summary of Critical Accounting Policies; Significant Judgments and Estimates
     We have identified the accounting policies which are critical to understanding our business and our results of operations. Excluding revenue recognition, described further below, management believes that there have been no significant changes during 2010 to the items disclosed in our summary of critical accounting policies, significant judgments and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Revenue Recognition
     On January 1, 2010 we early adopted the provisions of Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). Prior to our adoption of ASU 2009-13, revenues from contracts with multiple elements (deliverables) were accounted for as follows:
     The Company would evaluate all of the deliverables in a revenue arrangement to determine whether they represent separate units of accounting. The delivered item(s) would be considered a separate unit of accounting if all of the following criteria are met:
•	The delivered item(s) has value to the customer on a standalone basis;

•	There is objective and reliable evidence of the fair value of the undelivered item(s); and

•	If the arrangement includes a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in control of the company.
     If one of the above criteria is not met, the total arrangement fee must be recognized as one unit of accounting. However, if all of the criteria are met, the total value of the arrangement would be allocated to the separate units based on the estimated fair value of each deliverable. When fair value existed for the undelivered element but not for the delivered element, the residual method was used whereby any discount was allocated to the delivered element.
     ASU 2009-13 replaces the term fair value with the term selling price and establishes a selling price hierarchy for determining the selling price of a deliverable. The hierarchy for determining selling price of a deliverable is: (i) vendor-specific objective evidence (“VSOE”), (ii) third-party evidence (“TPE”) when VSOE is not available or (iii) an estimated selling price (“ESP”) when neither VSOE nor TPE is available (determination of VSOE, TPE and ESP is described further below). In addition, ASU 2009-13 eliminated both the combination of delivered and undelivered elements into one unit of accounting and the use of the residual method. Under ASU 2009-13, the delivered item(s) must still have value to the customer on a standalone basis and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in control of the company in order to be considered for separate units of accounting. If neither of those criteria is met, all elements are recognized as one unit of accounting.
     To determine the selling price in multiple-element arrangements, we establish VSOE of selling price using the price charged for a deliverable when it is sold on a stand-alone basis. TPE is established by evaluating similar and interchangeable competitor services in stand-alone arrangements with similarly situated customers. We determine ESP for the purpose of allocating selling price to a deliverable within a multiple-deliverable arrangement by considering several internal and external factors including, but not limited to, pricing practices, profit margin objectives, competition, the geographies in which we offer our services and internal costs. The determination of ESP is made through consultation with an approval by our management, taking into account our go-to-market strategy.
     Selling prices are analyzed on an annual basis or more frequently if we experience significant changes in our selling prices. The adoption of ASU 2009-13 did not have a material effect on our recognition of service revenues during the three months ended March 31, 2010. In addition, the retrospective application of ASU 2009-13 would not have a material effect on our services revenues for the year ended 2009.
Results of Operations
     The following table sets forth the percentage of our service revenues of items included in our consolidated and condensed statements of operations:

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Service revenues	100%	100%
Reimbursable expenses	5%	5%

Total gross revenues	105%	105%

Operating expenses:
Project personnel expenses	70%	70%
Reimbursable expenses	5%	5%

Total project personnel expenses and reimbursable expenses	74%	75%
Selling and marketing expenses	5%	5%
General and administrative expenses	20%	19%
Restructuring and other related charges	0%	2%
Amortization of purchased intangible assets	1%	1%
Acquisition costs and other related charges	0%	0%

Total operating expenses	100%	101%

Income from operations	5%	4%
Interest and other income, net	1%	1%

Income before income taxes	6%	5%
Provision for income taxes	2%	1%

Net Income	3%	3%

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009
Service Revenues
     Our service revenues for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,	March 31,		Percentage
	2010	2009	Increase	Increase
	(In thousands, except percentages)
Service revenues	$183,223	$142,359	$40,864	29%
     Our service revenues increased $40.9 million, or 29%, compared to 2009. The increase is primarily due to an increase in demand for our services compared to 2009, and to a lesser extent, incremental revenue from our Nitro acquisition. The following table compares our first quarter 2010 service revenues by industry sector to 2009 (in millions, except percentages):

	Three Months Ended March 31,			Percentage
Industry Sector	2010	2009	Increase	Increase
Financial Services	$53.0	$50.2	$2.8	6%
Consumer, Travel & Automotive	53.3	28.6	24.7	86%
Technology & Communications	27.3	24.2	3.1	13%
Government, Health & Education	27.5	21.2	6.3	30%
Energy Services	22.1	18.2	3.9	21%

Total	$183.2	$142.4	$40.8	29%

     The increases in the Financial Services, Government, Health and Education, Technology and Communications, and Energy Services sectors are due to an increase in demand for our services in these industries. The increase in the Consumer, Travel, and Automotive sector was due equally to an increase in demand for our services and revenue from our Nitro acquisition. In constant currency terms, service revenues increased 24% compared to the same period in 2009 as the U.S. dollar has depreciated in value against the local currencies of the geographies our foreign subsidiaries operate in compared to the same period in 2009.
     The increase in demand across all industry sectors caused our average project personnel peoplecount to increase 26% for the three months ended March 31, 2010 compared to the same period in 2009. Utilization represents the percentage of our project personnel’s time spent on billable client work. Our utilization of 75% was higher than the 73% rate we had for the same period in 2009. We also increased our use of external contractors and consultants by 23% compared to 2009 as demand for our services concentrated in specialized areas increased.
     Our five largest customers, in the aggregate, accounted for approximately 21% of our service revenues for the three months ended March 31, 2010 compared to 22% for the same period in 2009. No customer accounted for more than 10% of our service revenues. Our Long-Term and Retainer revenues were 45% of our service revenues for the three months ended March 31, 2010 compared to 40% for the same period in 2009. Long-Term and Retainer Revenue are revenue contracts with duration of at least twelve months, applications management and long-term support projects, which are cancelable.
Project Personnel Expenses
     Project personnel expenses consist principally of salaries and employee benefits for personnel dedicated to client projects, external contractors and direct expenses incurred to complete projects that were not reimbursed by the client. These expenses represent the most significant expense we incur in providing our services. Our project personnel expenses for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,	March 31,		Percentage
	2010	2009	Increase	Increase
	(In thousands, except percentages)
Project personnel expenses	$127,767	$100,178	$27,589	28%
Project personnel expenses as a percentage of service revenues	70%	70%	—
     Project personnel expenses increased $27.6 million, or 28%, compared to the same period in 2009. This increase was primarily due to the 26% increase in project personnel peoplecount, and to a lesser extent, incremental expenses from Nitro. Compensation expense increased $24.3 million due to the aforementioned increase in peoplecount and Nitro. Use of external contractors and consultants increased $3.1 million due to an increase in demand for our services in specialized areas. The remaining increase in expense was due to increases in various other project personnel expenses.
Selling and Marketing Expenses
     Selling and marketing expenses consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses. Our selling and marketing expenses for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,	March 31,		Percentage
	2010	2009	Increase	Increase
	(In thousands, except percentages)
Selling and marketing expenses	$8,647	$7,142	$1,505	21%
Selling and marketing expenses as a percentage of service revenues	5%	5%	—
     Selling and marketing expenses increased $1.5 million, or 21%, compared to 2009. The increase in sales and marketing expenses is primarily due to costs incurred to support the 29% increase in service revenues, and to a lesser extent an increase in sales and marketing peoplecount. External consultant expense increased $0.7 million due to the increase in service revenues as this required more general sales support in addition to costs associated with specific projects that required the use of external consultants. General marketing costs also increased $0.3 million. Compensation expense increased $0.5 million due to an increase in selling and marketing peoplecount.
General and Administrative Expenses
     General and administrative expenses relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses. Our general and administrative expenses for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,	March 31,		Percentage
	2010	2009	Increase	Increase
	(In thousands, except percentages)
General and administrative expenses	$35,943	$26,354	$9,589	36%
General and administrative expenses as a percentage of service revenues	20%	19%	1 point
     General and administrative expenses increased $9.6 million, or 36%, compared to the same period in 2009. This increase was due to multiple factors: (i) facilities expenses increased $3.4 million due to Nitro, opening a new office in India in the first quarter of 2010 and our move to new office space in the United Kingdom in the second quarter of 2009, (ii) external consultant expenses increased $1.6 million due to internal projects and supporting our staffing efforts, (iii) compensation expense increased $1.7 million due to a 12% increase in general and administrative peoplecount, including Nitro, (iv) employment agency fees increased $0.7 million due to the overall increase in peoplecount for the Company, as total employees increased from under 6,000 in the first quarter of 2009 to over 7,300 in the current period, (v) foreign exchange losses increased $0.6 million and (vi) legal fees increased $0.5 million. Travel, depreciation and stock-based compensation expenses increased, in the aggregate, $1.1 million due to Nitro.
Restructuring and Other Related Charges
     Restructuring and other related charges decreased $1.9 million for the three months ended March 31, 2010 compared to the same period in 2009. The main reason for the decrease is due to the first quarter of 2009 reflecting $2.0 million in expense associated with a reduction in workforce as a result of the global economic downturn in 2009.
Amortization of Intangible Assets
     Amortization of intangible assets consists of non-compete and non-solicitation agreements, customer lists, and tradenames acquired in business combinations. Amortization expense related to intangible assets was $1.5 million for the three months ended March 31, 2010 compared to $0.9 million in 2009. The increase in expense was due to the amortization of intangible assets acquired in the Nitro acquisition.
Acquisition Costs and Other Related Charges
     Acquisition costs and other related charges are costs are associated with third-party professional services we incur related to our evaluation process of potential acquisition opportunities. Though we may incur acquisition costs and other related charges it is not indicative that any transaction will be consummated. Acquisition costs and other related expenses for the three months ended March 31, 2010, were $0.1 million compared to $0.6 million in 2009. The decrease is due to the Nitro acquisition as the first quarter of 2009 reflects the period before acquisition when costs are generally higher.
Interest and Other Income, Net

     Interest and other income are derived primarily from investments in bank time deposits, money market funds, commercial paper and auction rate securities. Our interest and other income, net for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,	March 31,		Percentage
	2010	2009	Decrease	Decrease
	(In thousands, except percentages)
Interest and other income, net	$800	$1,006	$(206)	-20%
     Interest and other income decreased $0.2 million for the three months ended March 31, 2010, compared to the same period in 2009. The decrease was due to lower interest income compared to 2009 as interest rates have decreased in certain geographies in which our investments are held.
Provision for Income Taxes
     For the three months ended March 31, 2010 we recorded an income tax provision of $3.6 million compared to $1.5 million in 2009. Our income tax is primarily related to foreign, federal and state tax obligations. The increase is due to a higher book tax expense rate on our U.S. income due to us releasing our valuation allowance on a substantial portion of our U.S. deferred taxes in the fourth quarter of 2009. Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2008 all of our U.S. deferred tax assets had a full valuation allowance. Based upon our operating results for the years immediately preceding and through December 31, 2009, as well as an assessment of our expected future results of operations in the U.S., at December 31, 2009 we determined that it had become more likely than not that we would realize a substantial portion of our deferred tax assets in the U.S. As a result, we released our valuation allowances on a substantial portion of our U.S. deferred tax assets in the fourth quarter of 2009. On March 31, 2010 a valuation allowance was established against deferred tax assets for one of our European subsidiaries as we determined that it is more likely than not that the deferred tax assets will not be realized. At March 1, 2010 a valuation allowance remains on certain state tax net operating loss carry forwards, as well as a portion of the net operating loss carry forwards relating to certain stock based compensation deductions. We continue to believe that deferred tax assets in various other foreign jurisdictions are more likely than not to be realized and, therefore, no valuation allowance has been recorded against these assets.
     We have gross unrecognized tax benefits, including interest and penalties, of approximately $8.6 million as of March 31, 2010 and $8.9 million as of December 31, 2009. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of our effective tax rate. We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2010, interest accrued was approximately $1.8 million.
     We conduct business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world.
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
     Beginning in 2010, we realigned our North America and Europe business units and internal reporting systems to better align our services with our business and operational strategy. The new business units are: SapientNitro, Sapient Global Markets and Sapient Government Services. As such, results by operating segment for the three months ended March 31, 2009 have been recast to reflect the new business unit structure.
     We do not allocate certain marketing and general and administrative expenses to our business unit segments because these activities are managed separately from the business units. We allocated $1.2 million and $0.6 million of $2.0 million related to our first quarter 2009 reduction in workforce to our SapientNitro and Sapient Global Markets segments, respectively. We did not allocate the remaining $0.2 costs associated with our 2009 restructuring activity, nor costs associated with our 2001, 2002, 2003 and 2010 restructuring events across all operating segments for internal measurement purposes, given that the substantial majority of these restructuring costs impacted areas of the business that supported the business units and, specifically in the case of our 2001, 2002, 2003 and 2010 events, were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. Management does not allocate stock-based compensation to the segments for the review of results for the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM, and therefore, the Company has not disclosed asset information for each operating segment.
     The tables below present the service revenues and income before income taxes attributable to these operating segments for the periods presented.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Service Revenues:
SapientNitro	$115,692	$89,966
Sapient Global Markets	57,111	44,110
Sapient Government Services	10,420	8,283

Total	$183,223	$142,359

Income Before Income Taxes:
SapientNitro	$29,442	$20,032
Sapient Global Markets	20,706	13,883
Sapient Government Services	2,772	2,380

Total reportable segments (1)	52,920	36,295
Less reconciling items (2)	(43,118)	(30,254)

Consolidated Income Before Income Taxes	$9,802	$6,041

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income before income taxes include the following:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Centrally managed functions	$38,124	$26,903
Restructuring and other related charges	286	357
Amortization of purchased intangible assets	1,467	867
Stock-based compensation expense	4,231	3,487
Interest and other income, net	(800)	(1,006)
Acquisition expense and other related charges	111	638
Unallocated expenses (a)	(301)	(992)

Total	$43,118	$30,254

(a)	Represents recovery of expenses related to our stock-based compensation review and restatement.
     Service revenues for our SapientNitro operating segment increased 29% compared to 2009. The increase was primarily due to an increase in demand for our services on the majority of the industry sectors we operate in and, to a lesser extent, revenues from our Nitro acquisition. The following table compares our first quarter 2010 SapientNitro service revenues by industry sector to 2009 (in millions, except percentages):

	Three Months Ended March 31,
				Percentage
			Increase /	Increase /
Industry Sector	2010	2009	(Decrease)	(Decrease)
Consumer, Travel & Automotive	$53.4	$28.6	$24.8	87%
Technology & Communications	27.2	24.1	3.1	13%
Government, Health & Education	17.1	13.0	4.1	32%
Financial Services	15.6	19.5	(3.9)	-20%
Energy Services	2.4	4.8	(2.4)	-50%

Total	$115.7	$90.0	$25.7	29%

     Service revenues in the Consumer, Travel and Automotive sector increased due to an increase in demand for our services and the inclusion of incremental revenue in the first quarter of 2010 associated with our July 2009 acquisition of Nitro. Service revenues in the Financial Services sector decreased due to a decrease in demand for our services. The increase in revenues for the remaining sectors was due to an increase in demand for our services. In constant currency terms, SapientNitro services revenues increased 24% compared to 2009.
     The overall increase in demand for our services contributed to SapientNitro’s average project personnel peoplecount and utilization increasing compared to the same period in 2009.
     Service revenues for our Sapient Global Markets operating segment increased 29% compared to the same period in 2009. The increase was due to an increase in demand for out service compared to 2009. The following table compares our first quarter 2010 Sapient Global Markets service revenues by industry sector to 2009 (in millions, except percentages):

	Three Months Ended March 31,
				Percentage
Industry Sector	2010	2009	Increase	Increase
Financial Services	$37.4	$30.7	$6.7	22%
Energy Services	19.7	13.4	6.3	47%

Total	$57.1	$44.1	$13.0	29%

     The increases in both industry sectors was due to an increase in demand for our services. In constant currency terms, Sapient Global Markets service revenues increased 24% compared to 2009.
     The increase in demand for our services contributed to Sapient Global Markets’ average project personnel peoplecount increasing compared to the same period in 2009. Sapient Global Markets increased its use of external contractors and consultants as demand for our services concentrated in specialized areas increased.
     Service revenues for our Sapient Government Services operating segment increased by 26% during the three months ended March 31, 2010 compared to the same period in 2009 due to an increase in demand for our services in this segment. The increased demand contributed to Sapient Government Services’ average project personnel peoplecount increasing compared to the same period in 2009.
Operating Income by Operating Segments
     SapientNitro’s operating income increased as a percentage of related service revenues to 25% for the three months ended March 31, 2010 compared to 22% for 2009. This increase is due to the aforementioned growth in revenues in addition to management of certain direct expenses and significantly lowering external consultant usage as a percentage of revenues as external consultant expense, in dollars, remained flat while service revenues increased 29%.
     Sapient Global Markets’ operating income increased as a percentage of related service revenues to 36% for the three months ended March 31, 2010 compared to 31% for 2009. This increase is due to an increase in profitability for projects in the current period as evidenced by revenue growing $13.0 million compared to a $6.2 million increase in direct expenses.
     Sapient Government Services’ operating income decreased as a percentage of related service revenues to 27% for the three months ended March 31, 2010 compared to 29% for 2009. This decrease is due to additional direct expenses incurred in the current period related to need for external consultants and other specific project needs.
Liquidity and Capital Resources
     We invest our excess cash predominantly in money market funds, time deposits with maturities of less than or equal to 90 days and other cash equivalents. At March 31, 2010 we had approximately $159.7 million in cash, cash equivalents, restricted cash and marketable securities, compared to $215.8 million at December 31, 2009.
     We have approximately $2.6 million with various banks as collateral for letters of credit and performance bonds and have classified this cash as restricted on our consolidated and condensed balance sheet at March 31, 2010.
     Cash used by operating activities was $6.1 million for the three months ended March 31, 2010. This resulted from a decrease in accrued compensation of $10.2 million related to the payment of 2009 bonuses in the first quarter of 2010, as well as a net increase in accounts receivable and unbilled revenues of $11.3 million, mostly due to an increase in revenues derived from time and materials arrangements, which we discuss below, and the timing of achieving certain project milestones. In addition, other working capital liabilities decreased $3.0 million. These uses of operating cash were offset by net income of $6.2 million and the addition of non-cash charges, in the aggregate, of $12.2 million. In summary, cash used from operating activities decreased for the three months ended March 31, 2010 compared to the same period in 2009 due to lower bonus payment of prior year bonuses — as bonuses based on 2009 results were lower than those paid in the first quarter of 2009 which were based on 2008 results — and, to a lesser extent, increased net income.
     Days sales outstanding (“DSO”) is calculated based on actual three months of total revenue and period end receivables, unbilled and deferred revenue balances. DSO increased 8% to 71 days for the first quarter of 2010 as compared to 66 days in the fourth quarter of 2009. DSO increased primarily due to the aforementioned increase in unbilled revenues, specifically the timing of achieving certain project milestones and an increase in the percentage of revenue derived from time and materials arrangements. Time and materials arrangements have longer billing cycles than fixed-price contracts, which increases DSO. Approximately 57% of our services revenue for the first three months of 2010 was derived from time and materials arrangements as compared to 53% for the fourth quarter of 2009. We expect our unbilled revenues to be short-term in nature, with a majority being billed within 90 days.
     Cash used by investing activities was $4.1 million for the three months ended March 31, 2010. This was due to a $3.0 million payment of deferred consideration related to the Nitro acquisition and $2.6 million in capital expenditures and the costs of internally developed software. These uses of cash were offset by $0.8 million in redemptions of available-for-sale marketable securities and the receipt of $0.7 million on our hedge positions. Cash used by investing activities increased significantly compared to the same period in 2009 due to the deferred consideration payment and an increase in capital expenditures. Capital expenditures increased in the current period due to a concerted effort to reduce capital expenditures the first quarter of 2009 in light of the economic environment at that time.
     Cash used by financing activities was $44.3 million for the three months ended March 31, 2010, as a result of a $46.8 million special dividend payment on all outstanding common stock as of March 1, 2010 as a return of excess capital to shareholders. This was offset by $2.5 million in proceeds associated with the issuance of common stock for stock option exercises. The difference between the financing activities in the current period compared to the same period in 2009 is the aforementioned dividend payment.
     Non-cash investing activity of $3.1 million reflects the value of common shares issued as part of deferred consideration in connection with our DCG acquisition.
     Our marketable securities comprise of auction rate securities (“ARS”). Though our ARS investments have experienced events that limit their liquidity, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business based on our ability to access our cash, other short term investments and our expected operating cash flows. Please see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our marketable securities.
     We use foreign currency option contracts to partially mitigate the effects of exchange rate fluctuations on certain revenues and operating expenses denominated in foreign currencies. Please see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our use of such derivative financial instruments.
     We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $2.3 million and various administrative audits, each of which have arisen in the ordinary course of our business. We have an accrual at March 31, 2010, of approximately $0.4 million related to certain of these items. We intend to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that we have previously accrued.
     We believe that our existing cash and other short-term investments will be sufficient to meet our working capital and capital expenditure requirements, investing activities and the expected cash outlay for our previously recorded restructuring activities for at least the next 12 months.
New Accounting Pronouncements
     In January 2010, we adopted ASU No. 2010-06 — Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. We have included these new disclosures, as applicable, in Note 3 in the Notes to Consolidated and Condensed Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We account for our marketable securities as “available-for-sale” or “trading” securities. Available-for-sale securities are carried on the balance sheet at fair value. Unrealized gains and losses on available-for-sale securities that are considered temporary are reflected in the “accumulated other comprehensive loss” section of our consolidated and condensed balance sheet. Unrealized losses excluding losses related to the credit rating of the security (credit losses), on available-for-sale securities that are considered other-than-temporary but relate to securities that we (i) do not intend to sell and (ii) will not be required to sell below amortized cost are also reflected in “accumulated other comprehensive loss”. Trading securities are carried on the balance sheet at fair value with unrealized gains and losses reflected in the “interest and other income, net” section of our consolidated and condensed statements of operations.
     The estimated fair value of our marketable securities portfolio was $14.9 million as of March 31, 2010 which comprises ARS. As of March 31, 2010 the estimated fair value of our ARS classified as available-for-sale was $1.4 million and our ARS classified as trading securities was $13.6 million. The estimated fair value of our marketable securities portfolio was $17.4 million as of December 31, 2009 which included $16.7 million, of ARS, and $0.8 million of a money market fund (the Primary Fund) classified as marketable securities. Our investment in the Primary Fund was classified as available-for-sale securities. The estimated fair value of our ARS classified as available-for-sale was $1.4 million and our ARS classified as trading securities was $15.3 million. In the first quarter of 2010 we received the remaining Primary Fund balance of $0.8 million and sold $1.9 million in ARS classified as trading securities.
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
     We may be unable to liquidate our ARS securities, and there is no guarantee UBS will be able to redeem the Put Right on or after June 30, 2010. Should we be unable to liquidate the ARS investments held with UBS in the future, our lack of access to the underlying value could have a material impact on our income and results in operations. We intend to exercise the Put Right within the two year period prescribed in the offer from UBS if we are unable to liquidate these ARS in the interim. We do not intend to sell the remaining $1.5 million (amortized cost) ARS classified as available-for-sale until a successful auction occurs, nor do we believe that we will be required to sell these ARS at less than amortized cost before a successful auction occurs.
     Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. Should the interest rate fluctuate by 10%, the change in value of our marketable securities would not have been material as of March 31, 2010 and our interest income would have changed by approximately $0.1 million for the three months ended March 31, 2010.
Exchange Rate Sensitivity
     We face exposure to adverse movements in foreign currency exchange rates because a significant portion of our revenues, expenses, assets, and liabilities are denominated in currencies other than the U.S. dollar, primarily the British pound sterling, the euro, the Indian rupee and the Canadian dollar. These exposures may change over time as business practices evolve.
     For the three months ended March 31, 2010, approximately 42% of our revenues and approximately 53% of our operating expenses were denominated in foreign currencies, as compared to 43% and 55%, respectively, during the same period in 2009. In addition, 51% and 53% of our assets and liabilities, respectively, were subject to foreign currency exchange fluctuations at March 31, 2010, as compared to 49% and 47% for our assets and liabilities, respectively, at December 31, 2009. We also have assets and liabilities in certain entities that are denominated in currencies other than the entity’s functional currency.
     Approximately 15% of our operating expenses for the three months ended March 31, 2010 are denominated in Indian rupees. Because we have minimal associated revenues in Indian rupees, any movement in the exchange rate between the U.S. dollar and the Indian rupee has a significant impact on our operating expenses and operating profit. Approximately 21% of our service revenues for the three months ended March 31, 2010 are denominated in the British pound sterling. Any movement in the exchange rate between the U.S. dollar and the British pound has a significant impact on our revenues and operating income. Approximately 6% of our service revenues for the three months ended March 31, 2010 are denominated in the euro. Any movement in the exchange rate between the U.S. dollar and the euro has a significant impact on our revenues and operating income. We manage this exposure through a risk management program that partially mitigates our exposure to operating expenses denominated in the Indian rupee and revenues denominated in the British pound sterling and the euro, and that includes the use of derivative financial instruments which are not designated as accounting hedges. As of March 31, 2010 we had option contracts outstanding in the notional amount of approximately $20.9 million ($12.2 million for our Indian rupee contracts, $6.0 million for our British pound sterling contracts and $2.7 million for our euro contracts). Because these instruments are option collars that are settled on a net basis with the bank, we have not recorded the gross underlying notional amounts in our assets and liabilities as of March 31, 2010. The following table details our net realized and unrealized gains/losses on these option contracts for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
(Gain) loss on foreign exchange option contracts not designated	$(610)	$154

     We also performed a sensitivity analysis of the possible loss that could be incurred on these contracts as a result of movements in the Indian rupee. Changes of 10%, 15% and 20% of the underlying average exchange rate of our unsettled Indian rupee positions as of March 31, 2010 would result in maximum losses on these positions of $0.7 million, $1.2 million, and $1.6 million, respectively. Changes of 10%, 15% and 20% of the underlying average exchange rate of our unsettled British pound sterling positions as of March 31, 2010 would result in maximum losses on these positions of $0.2 million, $0.3 million, and $0.4 million, respectively. Changes of 10%, 15% and 20% of the underlying average exchange rate of our unsettled euro positions as of March 31, 2010 would result in maximum losses on these positions of $0.1 million, $0.2 million, and $0.2 million, respectively. Positions expire in April and May of 2010 and therefore, any losses in respect to these positions after March 31, 2010 would be recognized in the three months ending June 30, 2010.
     For additional quantitative and qualitative disclosures about market risk affecting Sapient, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness, as of March 31, 2010, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on our evaluation our CEO and CFO have concluded that our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     No changes in our internal control over financial reporting occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims that have arisen in the course of our business and that have not been fully adjudicated in which the damages claimed under such actions, in the aggregate, total approximately $2.3 million as of March 31, 2010. We have accrued at March 31, 2010, approximately $0.4 million related to certain of these items. We intend to defend these matters vigorously, however, the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that we have accrued. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.
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
     In particular, our GDD model depends heavily on our offices in Gurgaon, Bangalore and Noida, India. Any escalation in the political or military instability in India or Pakistan or the surrounding countries, or a business interruption resulting from a natural disaster, such as an earthquake, could hinder our ability to use GDD successfully and could result in material adverse effects to our business, financial condition and results of operations. Furthermore, the delivery of our services from remote locations causes us to rely on data, phone, power and other networks which are not as reliable in India as those in other countries where we operate. Any failures of these systems, or any failure of our systems generally, could affect the success of our GDD model. Remote delivery of our services also increases the complexity and risk of delivering our services, which could affect our ability to satisfy our clients’ expectations or perform our services within the estimated time frame and budget for each project. Changes to government structure or policies in countries in which we operate could negatively impact our operations if such changes were to limit or cease any benefits that may currently be available to us. For example, although the Indian government has historically offered generous tax incentives to induce foreign companies to base operations in India, new taxes have been introduced in recent years that partially offset those benefits. On April 1, 2009 the income-tax incentive of one of our Software Technology Parks (“STPs”) Units in India expired. Beginning April 1, 2011, the income-tax incentives applicable to our other two STPs Units in India are scheduled to expire. In addition, in 2009 we established a new India unit in a Special Economic Zone (“SEZ”) which is eligible for a five year, 100% tax holiday. This expiration of incentives may adversely affect our cost of operations and increase the risk of delivering our services on budget for client projects. Expiration of benefits provided to us by having operations based in India could have a material adverse effect on our business, financial condition and results of operations.
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
     We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international service revenues were $77.8 million for the first quarter of 2010. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues and receivables, purchases, payroll and investments. We also have a significant amount of foreign currency operating income and net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk because we incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. While we have entered into foreign currency offsetting option positions that allow the Company partially to hedge certain short-term translation exposures in Indian rupee and British pound sterling currency, and may in the future enter into foreign currency exchanges swaps and purchases as well as sales of foreign currency options, we will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge foreign currencies. There is no guarantee that such hedging activity will be effective or that our financial condition will not be negatively impacted by the currency exchange rate fluctuations of the Indian rupee versus the U.S. dollar. Costs for our delivery of services, including labor, could increase as a result of the decrease in value of the U.S. dollar against the Indian rupee, affecting our reported results.
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
     Our marketable securities portfolio, which totaled, at amortized cost, $16.1 million as of March 31, 2010, included ARS investments with an amortized cost of $14.6 million from various issuers collateralized by student loans. ARS investments are principally investments with long-term contractual maturities but with interest rates that are reset every seven to thirty-five days by auctions. At the end of each reset period, investors can sell or continue to hold the securities at par. In 2008 our ARS investments experienced failed auctions that limited the liquidity of these investments. Due to our inability to sell these securities at auction, on November 5, 2008 we accepted an offer from UBS AG (“UBS”), one of our investment brokers through whom we purchased the aforementioned $14.6 million of ARS. The offer grants us the right to sell to UBS our ARS position, at amortized cost, at any time during a two-year period beginning June 30, 2010 (the “Put Right”).
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
     Our effective tax rate could be adversely impacted by several factors, some of which are outside our control, including:

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
     Approximately 43% of our projects are based on fixed-price contracts, rather than contracts in which payment to us is determined on a time and materials or other basis. Our failure to estimate accurately the resources and schedule required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We are consistently entering into contracts for large projects that magnify this risk. We have been required to commit unanticipated additional resources to complete projects in the past, which has occasionally resulted in losses on those contracts. We will likely experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the project engagement, which could result in a fixed price that is too low. Therefore, any changes from our original estimates could adversely affect our business, financial condition and results of operations.
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

     Jerry A. Greenberg, our former Co-Chairman of the Board of Directors and Chief Executive Officer of the Company, and J. Stuart Moore, our former Co-Chairman of the Board of Directors and Co-Chief Executive Officer and current member of our Board of Directors, own, in the aggregate, approximately 21% of our outstanding common stock as of May 3, 2010. As a result, they have the ability to substantially influence and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.
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

SAPIENT CORPORATION
PART II. OTHER INFORMATION
Item 6. Exhibits

3.1	Second Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen Certificate for Shares of Common Stock, $.01 par value, of the Company (3)
10.1*	Change in Control Severance Agreement by and between the Company and Alan J. Herrick, dated April 13, 2010
10.2*	Change in Control Severance Agreement by and between the Company and Joseph S. Tibbetts, Jr., dated April 13, 2010
10.3*	Change in Control Severance Agreement by and between the Company and Alan Wexler, dated April 13, 2010
10.4*	Change in Control Severance Agreement by and between the Company and Jane E. Owens, dated April 13, 2010
10.5*	Change in Control Severance Agreement by and between the Company and Harry B. Register III, dated April 13, 2010
10.6*	Change in Control Severance Agreement by and between the Company and Preston B. Bradford, dated April 13, 2010
10.7*	Change in Control Severance Agreement by and between the Company and Christian Oversohl, dated April 26, 2010
31.1*	Certification of Alan J. Herrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Alan J. Herrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits filed herewith.

(1)	Incorporated herein by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 000-28074).

(2)	Incorporated herein by reference to the Company’s Form 8-K, filed February 10, 2009.

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-12671).
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Alan J. Herrick Alan J. Herrick	President and Chief Executive Officer (Principal Executive Officer)	May 6, 2010

/s/ Joseph S. Tibbetts, Jr. Joseph S. Tibbetts, Jr.	Chief Financial Officer (Principal Financial Officer)	May 6, 2010