Form 10-Q
period 2010-06-30
SAPIENT CORP
filed 2010-08-05
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-28074
SAPIENT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-3130648
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

131 Dartmouth St, Boston, MA	02116
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2010
Common Stock, $0.01 par value per share	135,004,546 shares

SAPIENT CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	3
Consolidated and Condensed Balance Sheets as of June 30, 2010 and December 31, 2009	3
Consolidated and Condensed Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	4
Consolidated and Condensed Statements of Cash Flows for the Three and Six Months Ended June 30, 2010 and 2009	5
Notes to Consolidated and Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	31
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 6. Exhibits	37
Signatures	37

EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
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
	(Unaudited)
	(In thousands, except
	per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$161,269	$195,678
Marketable securities, current portion	6,825	16,082
Restricted cash, current portion	345	393
Accounts receivable, less allowance for doubtful accounts of $606 and $610 at June 30, 2010 and December 31, 2009, respectively	116,652	111,987
Unbilled revenues	59,184	47,426
Deferred tax assets, current portion	28,348	27,616
Prepaid expenses and other current assets	25,168	24,893

Total current assets	397,791	424,075
Marketable securities, net of current portion	1,358	1,362
Restricted cash, net of current portion	2,113	2,308
Property and equipment, net	28,482	29,229
Purchased intangible assets, net	19,799	23,061
Goodwill	77,276	76,004
Deferred tax assets, net of current portion	34,012	33,521
Other assets	5,841	5,359

Total assets	$566,672	$594,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,462	$19,238
Accrued compensation	46,477	49,147
Accrued restructuring costs, current portion	4,264	3,727
Deferred revenues, current portion	14,720	19,544
Other current accrued liabilities	60,886	55,855

Total current liabilities	144,809	147,511
Accrued restructuring costs, net of current portion	1,004	2,994
Deferred tax liabilites, net of current portion	1,438	1,579
Other long-term liabilities	18,224	16,634

Total liabilities	165,475	168,718

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at June 30, 2010, and December 31, 2009	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 135,340,233 and 133,272,997 shares issued at June 30, 2010, and December 31, 2009, respectively	1,353	1,333
Additional paid-in capital	550,503	583,291
Treasury stock, at cost, 444,418 shares at June 30, 2010, and December 31, 2009	(2,316)	(2,316)
Accumulated other comprehensive loss	(18,705)	(12,626)
Accumulated deficit	(129,638)	(143,481)

Total stockholders’ equity	401,197	426,201

Total liabilities and stockholders’ equity	$566,672	$594,919

     The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Unaudited)
		(In thousands, except per share amounts)
Revenues:
Service revenues	$200,351	$147,534	$383,574	$289,893
Reimbursable expenses	10,350	6,070	18,850	13,023

Total gross revenues	210,701	153,604	402,424	302,916

Operating expenses:
Project personnel expenses	139,345	101,939	267,112	202,117
Reimbursable expenses	10,350	6,070	18,850	13,023

Total project personnel expenses and reimbursable expenses	149,695	108,009	285,962	215,140
Selling and marketing expenses	10,225	7,274	18,872	14,416
General and administrative expenses	36,435	27,764	72,378	54,118
Restructuring and other related charges	128	158	414	2,303
Amortization of purchased intangible assets	1,359	898	2,826	1,765
Acquisition costs and other related charges	—	1,035	111	1,673

Total operating expenses	197,842	145,138	380,563	289,415

Income from operations	12,859	8,466	21,861	13,501
Interest and other income, net	745	809	1,545	1,815

Income before income taxes	13,604	9,275	23,406	15,316
Provision for income taxes	6,000	1,679	9,563	3,222

Net income	$7,604	$7,596	$13,843	$12,094

Basic net income per share	$0.06	$0.06	$0.11	$0.10

Diluted net income per share	$0.06	$0.06	$0.10	$0.09

Weighted average common shares	130,915	127,066	130,487	126,995
Weighted average dilutive common share equivalents	6,996	3,759	6,985	3,275

Weighted average common shares and dilutive common share equivalents	137,911	130,825	137,472	130,270

     The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$13,843	12,094
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) recognized on disposition of fixed assets	147	(102)
Unrealized loss on financial instruments	340	543
Unrealized gain on investments	(132)	(87)
Depreciation expense	7,977	7,842
Amortization of purchased intangible assets	2,826	1,765
Deferred income taxes	(1,624)	1,515
Provision for allowance for doubtful accounts, net	—	540
Stock-based compensation expense	9,635	7,146
Changes in operating assets and liabilities:
Accounts receivable	(7,912)	(2,689)
Unbilled revenues	(12,896)	(2,083)
Prepaid expenses and other current assets	6,792	(3,817)
Other assets	(612)	(45)
Accounts payable	(563)	2,085
Accrued compensation	(4,234)	(21,196)
Accrued restructuring costs	(1,344)	(1,430)
Deferred revenues	(4,416)	(2,489)
Other accrued liabilities	7,298	652
Other long-term liabilities	1,675	638

Net cash provided by operating activities	16,800	882

Cash flows from investing activities:
Cash paid for acquisitions	(3,163)	—
Purchases of property and equipment and cost of internally developed software	(7,466)	(3,542)
Sales and maturities of available-for-sale marketable securities	781	2,296
Cash received on financial instruments, net	932	598
Restricted cash	46	217

Net cash used in investing activities	(8,870)	(431)

Cash flows from financing activities:
Principal payments under capital lease obligations	(41)	—
Proceeds from stock option and purchase plans	4,240	155
Dividends paid on common stock	(46,832)	—

Net cash (used in) provided by financing activities	(42,633)	155

Effect of exchange rate changes on cash and cash equivalents	294	3,686

(Decrease) increase in cash and cash equivalents	(34,409)	4,292
Cash and cash equivalents, at beginning of period	195,678	169,340

Cash and cash equivalents, at end of period	$161,269	$173,632

Supplemental Cash Flow Information:
Non-cash investing transaction:
Contingent earnout consideration associated with acquisition	$2,371	$2,363

     The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
1. Basis of Presentation
     The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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
     The Company acquired a deferred consideration obligation of $8.0 million in the Nitro transaction. The obligation is denominated in a foreign currency. Pursuant to the purchase agreement, the seller agreed to indemnify the Company for payments in excess of $8.0 million. The Company paid $4.6 million in the fourth quarter of 2009 and $3.2 million in the first half of 2010 to settle this obligation. At June 30, 2010 the Company had a deferred consideration obligation of $1.3 million, offset by an indemnification asset of $1.1 million.
     Nitro can also receive additional consideration of up to $3.0 million, which is contingent on certain financial performance conditions during the twelve month period from October 1, 2009 to September 30, 2010, and is payable in either cash or stock at the Company’s discretion. Based on the Company’s most recent forecast, the Company does not believe Nitro will achieve the prescribed performance targets and as a result did not record a liability as of the acquisition date and as of June 30, 2010. The Company will continue to assess the probability of Nitro achieving this contingent consideration and any subsequent changes in the estimated fair value will be reflected in earnings. Furthermore, if Nitro’s financial performance did not meet certain revenue thresholds for the twelve months ended June 30, 2010, the Company could have clawed-back shares from the seller. As of June 30, 2010 Nitro’s financial performance met the prescribed target and the Company did not record an asset for this contingency. The following unaudited, pro forma information assumes the Nitro acquisition occurred at the beginning of the periods presented (in thousands, except per share amounts):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2009	2009
	(unaudited)
Service revenues	$159,687	$314,198

Net income	$6,097	$7,216

Basic net income per share	$0.05	$0.06

Diluted net income per share	$0.05	$0.06

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
     Pursuant to the agreement, DCG could earn additional consideration subject to achieving certain operating objectives in years one, two and three, ending March 31, 2009, 2010 and 2011, respectively. The year one operating objectives were partially achieved and, as a result, the Company paid approximately $5.6 million in contingent consideration in 2009 which comprised $2.4 million in stock and $3.2 million in cash. The Company determined the amount of contingent consideration due to achievement of year two performance objectives was $2.4 million, which was paid by issuing 235,744 common shares during the second quarter of 2010. The maximum potential future consideration for the year three performance objectives, to be resolved over the next year, is £6.0 million (approximately $9 million at June 30, 2010 exchange rate) payable in cash or common stock. As the DCG acquisition was completed in 2008, it is accounted for as a business combination under the purchase method. Accordingly, any future contingent consideration payments will result in an increase in goodwill at the time the contingent consideration is earned.
     During the first quarter of 2009, the Company finalized an integration plan for DCG, which was initiated at the date of acquisition, which resulted in the termination of certain employees. The total cost of this plan was $0.5 million, which is for employee severance costs. The total cost of $0.5 million was recorded as an increase to goodwill and accrued in other current liabilities, and as of March 31, 2010 all amounts had been paid.
3. Marketable Securities, Put Right and Fair Value Disclosures
Marketable Securities and Put Right
     At June 30, 2010 the estimated fair value of the Company’s marketable securities classified as available-for-sale securities and trading securities were $1.4 million and $6.8 million, respectively. At December 31, 2009 the estimated fair value of the Company’s marketable securities classified as available-for-sale securities and trading securities were $2.1 million and $15.3 million, respectively. The Company sold, at amortized cost, $9.6 million of ARS classified as trading securities during the first half of 2010.

     The following tables summarize the Company’s marketable securities (in thousands):

	Available-for-Sale Securities as of June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Long-term:
Auction rate securities	$1,500	$—	$(142)	$1,358

	Trading Securities as of June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Auction rate securities	$6,825	$—	$—	$6,825

	Available-for-Sale Securities as of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Long-term:
Auction rate securities	$1,500	$—	$(138)	$1,362
Short-term:
Money market fund deposits	940	—	(186)	754

Total	$2,440	$—	$(324)	$2,116

	Trading Securities as of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Long-term:
Auction rate securities	$16,425	$—	$(1,097)	$15,328

     The Company’s available-for-sale and trading securities consist of debt securities that comprise auction rate securities (“ARS”). As of June 30, 2010 all of the Company’s available-for-sale ARS have been in an unrealized loss position for more than twelve months. The Company’s trading ARS are stated at fair value.
     Using a discounted cash flow analysis, the Company has assessed that the fair value of its ARS classified as available-for-sale securities is $142,000 less than their amortized cost at June 30, 2010 compared to $138,000 less than amortized cost at December 31, 2009. The Company has recorded the change in valuation, a loss of $4,000, in the “accumulated other comprehensive loss” section on its consolidated and condensed balance sheets. The Company does not intend to sell its ARS classified as available-for-sale until a successful auction occurs and these ARS investments are liquidated at amortized cost, nor does the Company expect to be required to sell these ARS before a successful auction occurs.
     At December 31, 2009 the amortized cost of the Company’s investment in the Primary Fund, a mutual fund that suspended redemptions, was $0.8 million. Due to events in 2009 that limited the liquidity of this investment the Company recorded an impairment of $0.2 million in 2009. In January 2010 the Company received the remaining $0.8 million balance.
     The following table reconciles the total other-than-temporary impairment losses to other-than temporary losses reflected in earnings for the Company’s available-for-sale securities for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Total other-than-temporary losses	$—	$(324)	$(4)	$(324)
Less: portion of loss recognized in other comprehensive loss	—	(119)	(4)	(119)

Net impairment losses recognized in earnings	$—	$(205)	$—	$(205)

     The Company has recorded its ARS classified as trading securities at their amortized cost. At December 31, 2009 the fair value of the ARS classified as trading securities was $1.1 million less than their amortized cost. The Company recorded the change in the other-than-temporary impairment in “interest and other income, net.” All of the Company’s ARS classified as trading securities are held with UBS, one of the Company’s brokers. On November 5, 2008 the Company accepted an offer from UBS which provided the Company with rights, the “Put Right”, to sell UBS its ARS investments at par at any time during a two-year period beginning June 30, 2010. The Put Right was initially measured at its fair value and changes in fair value of the Put Right were reflected in earnings. As the Company exercised the Put Right on June 30, 2010 – and subsequent to June 30, 2010 sold at amortized cost the remaining $6.8 million held with UBS back to UBS – the Put Right no longer held any significant value and the Company recorded the change in fair value of the Put Right, a loss of $1.1 million compared to its valuation as of December 31, 2009, in “interest and other income, net”. This loss was offset by a $1.1 million gain in fair value on the UBS ARS compared to their valuation as of December 31, 2009 as they were all sold at amortized cost.
     Actual maturities of our marketable securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Gross realized gains and losses on the sale of securities are calculated using the specific identification method, and were not material to the Company’s operations for the three and six months ended June 30, 2010 and 2009.
Fair Value Disclosures
     The Company accounts for certain assets and liabilities at fair value. The following tables represent the Company’s fair value hierarchy for its cash equivalents, marketable securities, foreign exchange option contracts and acquired assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Financial assets:
Auction rate securities	$—	$—	$8,183	$8,183
Bank time deposits	—	65,219	—	65,219
Foreign exchange option contracts, net	—	88	—	88
Money market fund deposits	15,239	—	—	15,239
Indemnification assets acquired	—	—	1,228	1,228

Total	$15,239	$65,307	$9,411	$89,957

	Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts, net	$—	$212	$—	$212
Deferred consideration acquired	—	—	231	231
Other long-term liabilities acquired	—	—	1,362	1,362

Total	$—	$212	$1,593	$1,805

     In January 2010 the Financial Accounting Standards Board (“FASB”) issued guidance related to disclosures of fair value measurements. The guidance requires gross presentation of activity within the Level 3 measurement roll-forward (below) and details of transfers in and out of Level 1 and 2 measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. A change in the hierarchy of an investment from its current level will be reflected in the period during which the pricing methodology of such investment changes. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 will be made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2010.
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
     Level 3 assets consist of ARS investments structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can continue to hold the investments at par or sell the securities at auction provided there are willing buyers to make the auction successful. The ARS investments the Company holds are collateralized by student loans and municipal debt and, as noted above, have experienced failed auctions. Level 3 assets also include the following assumed, financial assets and liabilities as a result of the Nitro acquisition: (i) indemnification assets, (ii) deferred consideration and (iii) other long-term liability.
     The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets measured on a recurring basis for the six months ended June 30, 2010 (in thousands):

	Level 3 Inputs
	Assets	Liabilities
Balance at December 31, 2009	$20,847	$5,736
Settlement of indemnification asset related to currency transaction loss on deferred consideration(1)	(1,079)	(1,079)
Loss on increase in fair value of deferred consideration acquired included in acquisition costs and other related charges	—	36
Loss on increase in fair value of other long-term liability acquired included in general and administrative expenses	—	63
Payment of acquired deferred consideration(1)	—	(3,163)
Unrealized loss included in accumulated other comprehensive loss	(4)	—
Unrealized loss included in other income, net	(1,096)	—
Unrealized gain included in other income, net	1,096	—
Sales of marketable securities	(10,353)	—

Balance at June 30, 2010	$9,411	$1,593

(1)	Deferred consideration acquired in Nitro transaction is denominated in a foreign currency. Pursuant to the purchase agreement, the Company is indemnified against all currency transaction losses related to the deferred consideration. In the first half of 2010 the Company paid $3,163 and applied the $1,079 currency loss indemnification asset against the $4,437 accrued as of December 31, 2009.
     Included in the Company’s cash and cash equivalents balance of $161.3 million as of June 30, 2010, were $65.2 million of time deposits with maturities of less than or equal to 90 days and money market fund deposits of $15.2 million. Included in the Company’s cash and cash equivalents balance of $195.7 million as of December 31, 2009 were $56.2 million of time deposits with maturities of less than or equal to 90 days and money market fund deposits of $44.6 million.
4. Stock-Based Compensation
     The Company recorded $5.4 million and $3.7 million of stock-based compensation expense for the three months ended June 30, 2010 and 2009, respectively, and $9.6 million and $7.1 million for the six months ended June 30, 2010 and 2009, respectively. Project personnel expenses, selling and marketing expenses and general and administrative expenses appearing in the consolidated and condensed statements of operations include the following stock-based compensation amounts (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Project personnel expenses	$2,991	$2,019	$5,103	$4,008

Selling and marketing expenses	$417	$436	$852	$823

General and administrative expenses	$1,996	$1,204	$3,680	$2,315

     Stock-based compensation expense capitalized related to individuals working on internally developed software was immaterial. The Company values restricted stock units (“RSUs”), RSUs based on performance conditions and restricted stock that is contingent on employment based on the fair market value on the date of grant, which is equal to the quoted market price of the Company’s common stock on the date of grant.
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
     During the first quarter of 2010, the Company granted a special dividend equivalent payment of $0.35 per RSU for each outstanding RSU award as of March 1, 2010, to be paid in shares when the underlying award vests. If the underlying RSU does not vest, the dividend equivalent is forfeited. As the dividend declared on outstanding RSUs is a modification of the original awards, the cost of the dividend equivalent will be recognized as stock-based compensation in the same manner the Company recognizes stock-based compensation for RSUs. The Company estimated the total additional stock-based compensation expense related to the special dividend equivalent on RSUs, net of forfeitures, to be approximately $2 million. This expense will be recognized over the next four years, the amounts recorded in each period to be commensurate with the vesting of the underlying awards. During the second quarter, the Company granted RSU with service period and performance conditions to its Chief Executive Officer (“CEO”). Up to 150,000 units will vest on March 1, 2013 if the performance conditions are met. The performance conditions for 100,000 of the RSU have vesting based on the Company achieving certain financial measures for the three year period ending December 31, 2012. The remaining 50,000 RSU will vest if the CEO meets certain strategic objectives set by the Board of Directors over the same three year period.
     In connection with the Company’s internal review of its historical stock-based compensation practices from 1996 to 2006, the Company determined that certain stock options exercised in 2006 by current and former employees of the Company (the “Affected Employees”) had been mispriced and, therefore, were subject to an excise tax, and associated interest charges, under Section 409A of the Internal Revenue Code (“Section 409A”). As a result, during the first quarter of 2007, the Compensation Committee of the Company’s Board Directors approved a remediation plan that called for the Company to pay this tax (and interest charges) on behalf of the Affected Employees. Accordingly, the Company recorded an expense of $750,000 during the first quarter of 2007 related to this tax and associated interest charges. The Company has made payments of $0.4 million of this liability and the statute of limitations expired on $0.3 million of this liability. As a result $50,000 remained accrued at June 30, 2010.
     The following table summarizes activity relating to stock options under all stock option plans for the six months ended June 30, 2010 (in thousands, except prices):

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding as of December 31, 2009	5,810	$12.55
Options exercised	(861)	$4.82
Options forfeited/cancelled	(615)	$43.02

Outstanding as of June 30, 2010	4,334	$9.77

Vested and expected to vest as of June 30, 2010	4,334	$9.77

Options exercisable as of June 30, 2010	4,329	$9.77

Aggregate intrinsic value of outstanding	$16,438
Aggregate intrinsic value of vested and expected to vest	$16,438
Aggregate intrinsic value of exerciseable	$16,432
     The aggregate intrinsic value of stock options exercised in the six months ended June 30, 2010 and 2009 was $4.2 million and less than $0.1 million, respectively, determined at the date of exercise. As of June 30, 2010 there remained less than $0.1 million of compensation expense, net of estimated forfeitures related to non-vested stock options to be recognized as expense over a weighted average period of less than one year.
     The table below summarizes activity relating to RSUs for the six months ended June 30, 2010 (in thousands, except prices):

	Number of Shares	Weighted
	Underlying	Average Grant
	Restricted Units	Date Fair Value
Unvested as of December 31, 2009	6,629	$6.23
Restricted units granted	2,520	$9.32
Restricted units vested	(785)	$5.76
Restricted units forfeited/cancelled	(226)	$6.78

Unvested as of June 30, 2010	8,138	$7.22

Expected to vest as of June 30, 2010	7,465	$7.22

     The weighted average grant date fair value of RSUs granted for the six months ended June 30, 2010 and 2009 was $9.32 and $4.54,

respectively. The aggregate intrinsic value of the RSUs vested in the six months ended June 30, 2010 and 2009, was $7.1 million and $5.3 million, respectively. The intrinsic value of the non-vested RSUs, net of forfeitures, as of June 30, 2010, was $82.5 million. As of June 30, 2010 there remained $44.8 million of compensation expense related to non-vested RSUs to be recognized as expense over a weighted average period of approximately 2.6 years.
5. Net Income Per Share
     The following information presents the Company’s computation of basic and diluted net income per share for the periods presented in the consolidated and condensed statements of operations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Unaudited)
Net income	$7,604	$7,596	$13,843	$12,094
Basic net income per share:
Weighted average common shares outstanding	130,915	127,066	130,487	126,995

Basic net income per share	$0.06	$0.06	$0.11	$0.10

Diluted net income per share:
Weighted average common shares outstanding	130,915	127,066	130,487	126,995
Weighted average dilutive common share equivalents	6,996	3,759	6,985	3,275

Weighted average common shares and dilutive common share equivalents	137,911	130,825	137,472	130,270

Diluted net income per share	$0.06	$0.06	$0.10	$0.09

Anti-dilutive options and share based awards not included in the calculation	1,909	5,379	2,253	6,676

     Included in weighted average dilutive common share equivalents for 2010 are restricted shares associated with the Nitro acquisition. These shares are reflected in weighted average dilutive common share equivalents as they were contingent shares during the period presented.
6. Commitments and Contingencies
     The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims that have arisen in the course of its business and that have not been fully adjudicated in which the damages claimed under such actions, in the aggregate, total approximately $2.4 million as of June 30, 2010. The Company has accrued at June 30, 2010, approximately $0.5 million related to certain of these items. The Company intends to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has accrued. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.
7. Restructuring and Other Related Charges
2010 — Restructure Event
     In the first quarter of 2010, we consolidated our UK operations into one office space. As such, the Company restructured one lease which ends in March 2011. Estimated costs for the consolidation of facilities included contractual rental commitments and related costs, offset by estimated sub-lease income. The Company recorded $0.8 million in restructuring expense in the first quarter of 2010. These charges were not recorded to a segment because they impacted areas of the business that supported the business units and are reflected in “Reconciling Items” in Note 10, Segment Information. The following table shows activity during the six months ended June 30, 2010, related to the 2010 restructuring event (in thousands):

Facilities
2010 provision	$846
Cash utilized	(216)

Balance, June 30, 2010	$630

The remaining $0.6 million accrued restructuring as of June 30, 2010 is expected to be paid by March 2011.
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
     For the six months ended June 30, 2010 the Company recorded a net restructuring benefit associated with the 2001, 2002 and 2003 events of approximately $0.4 million in its consolidated and condensed statements of operations principally related changes in the Company’s estimated operating expenses to be incurred and sub-lease income in connection with a previously restructured lease, which ends in 2011.
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
     The following table shows activity during the six months ended June 30, 2010 related to 2001, 2002 and 2003 restructuring events (in thousands):

Facilities
Balance, December 31, 2009	$6,721
Charges, net	(515)
Cash utilized	(1,568)

Balance, June 30, 2010	$4,638

     The total remaining accrued restructuring for the 2001, 2002 and 2003 events is $4.6 million at June 30, 2010 of which the cash outlay over the next 12 months is expected to be $3.6 million, and the remainder will be paid through 2011.
8. Income Taxes
     For the three months ended June 30, 2010 the Company recorded an income tax provision of $6.0 million compared to $1.7 million in 2009. For the six months ended June 30, 2010 and 2009, the Company recorded an income tax provision of $9.6 million and $3.2 million, respectively. Income tax is primarily related to foreign, federal and state tax obligations. The increase is primarily due to a higher effective tax rate on the Company’s U.S. income because of the releasing its valuation allowance on a substantial portion of its U.S. deferred taxes in the fourth quarter of 2009. Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2008 all of the Company’s U.S. deferred tax assets had a full valuation allowance of $112.1 million. Based upon operating results for the years immediately preceding and through December 31, 2009, as well as an assessment of expected future results of operations in the U.S., at December 31, 2009 the Company determined that it had become more likely than not that it would realize a substantial portion of its deferred tax assets in the U.S. As a result, the Company released its valuation allowances on a substantial portion of its U.S. deferred tax assets in the fourth quarter of 2009. On June 30, 2010 the Company continues to provide a valuation allowance against certain deferred tax assets for one the Company’s European subsidiaries as the Company determined that it is more likely than not that the deferred tax assets may not be realized. At June 30, 2010 a valuation allowance remains certain state tax net operating loss carry forwards, as well as a portion of the net operating loss carry forwards relating to certain stock based compensation deductions. The Company continues to believe that deferred tax assets in various other foreign jurisdictions are more likely than not to be realized and, therefore, no valuation allowance has been recorded against these assets.
     The Company has gross unrecognized tax benefits, including interest and penalties, of approximately $10.0 million as of June 30, 2010 and $8.9 million as of December 31, 2009. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2010 and December 31, 2009 interest accrued was approximately $2.0 million and $1.6 million, respectively.
     The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. Although the Company believes its estimates are appropriate, the final determination of tax filings could result in favorable or unfavorable changes in an estimate. During the first half of 2010, a favorable determination resulted in a decrease to unrecognized tax benefits of $0.7 million. We anticipate the settlement of tax filings in the next twelve months and the expiration of the relevant statue of limitations could result in an additional decrease in unrecognized tax benefits between $0.4 and $1.0 million.
9. Comprehensive Income
     The components of comprehensive income are presented below for the periods presented in the consolidated and condensed statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$7,604	$7,596	$13,843	$12,094
Foreign currency translation (loss) gain	(4,573)	15,426	(6,075)	10,627
Unrealized (loss) gain on available-for-sale securities	—	72	(4)	39

Comprehensive income	$3,031	$23,094	$7,764	$22,760

10. Segment Information
     The Company has discrete financial data by operating segments available based on its method of internal reporting, which disaggregates its operations. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance.
     Beginning in 2010, the Company realigned its North America and Europe business units and internal reporting systems to better align its services with the Company’s business and operational strategy. The new business units are: SapientNitro (new), Sapient Global Markets (new) and Sapient Government Services. As such, results by operating segment for the three and six months ended June 30, 2009 have been recast to reflect the new business unit structure.
     The Company does not allocate certain marketing and general and administrative expenses to its business unit segments because these activities are managed separately from the business units. The Company allocated $1.2 million and $0.6 million of $2.0 million related to its first quarter 2009 reduction in workforce to the SapientNitro and Sapient Global Markets segments, respectively. The Company did not allocate the remaining $0.2 million of costs associated with the 2009 restructuring activity or costs associated with the 2001, 2002, 2003 and 2010 restructuring events across all operating segments for internal measurement purposes, because the substantial majority of these restructuring costs impacted areas of the business that supported the business units and, specifically in the case of our 2001, 2002, 2003 and 2010 events, were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. Management does not allocate stock-based compensation to the segments for the review of results for the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM, and therefore, the Company has not disclosed asset information for each operating segment.
     The tables below present the service revenues and income before income taxes attributable to these operating segments for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service Revenues:
SapientNitro	$125,547	$94,770	$241,239	$184,736
Sapient Global Markets	62,185	44,769	119,296	88,879
Sapient Government Services	12,619	7,995	23,039	16,278

Total	$200,351	$147,534	$383,574	$289,893

Income Before Income Taxes:
SapientNitro (1)	$35,539	$27,043	$64,981	$47,075
Sapient Global Markets (1)	19,288	14,139	39,994	28,022
Sapient Government Services	3,625	1,658	6,397	4,038

Total reportable segments (1)	58,452	42,840	111,372	79,135
Less reconciling items (2)	(44,848)	(33,565)	(87,966)	(63,819)

Consolidated Income Before Income Taxes	$13,604	$9,275	$23,406	$15,316

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income before income taxes include the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Centrally managed functions	$38,702	$28,624	$76,826	$55,527
Restructuring and other related charges	128	158	414	515
Amortization of purchased intangible assets	1,359	898	2,826	1,765
Stock-based compensation expense	5,404	3,659	9,635	7,146
Interest and other income, net	(745)	(809)	(1,545)	(1,815)
Acquisition expense and other related charges	—	1,035	111	1,673
Unallocated expenses (a)	—	—	(301)	(992)

Total	$44,848	$33,565	$87,966	$63,819

(a)	Reflects stock-option restatement related benefits.
11. Geographic Data
     Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated and condensed statements of operations and the consolidated and condensed balance sheets (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service revenues:
United States	$118,517	$84,437	$223,951	$164,926
International	81,834	63,097	159,623	124,967

Total service revenues	$200,351	$147,534	$383,574	$289,893

	June 30,	December 31,
	2010	2009
Long-lived assets:
United States	$13,546	$14,844
International	14,936	14,385

Total long-lived assets (1)	$28,482	$29,229

(1)	Reflects net book value of the Company’s property and equipment

12. Goodwill and Purchased Intangible Assets
     As a result of the Company realigning its North America and Europe business units, creating two new business units, SapientNitro and Sapient Global Markets, the Company’s goodwill balance as of December 31, 2009 has been allocated among the new business units based on the business units’ relative fair value as estimated by the Company. The following is a summary of goodwill allocated to the Company’s business segments as of June 30, 2010 and December 31, 2009 (in thousands):

			Government
	North America	Europe	Services	Total
Balance as of December 31, 2009	$43,286	$32,718	$—	$76,004
Allocation to SapientNitro	(31,797)	(21,477)	—	(53,274)
Allocation to Sapient Global Markets	(11,489)	(11,241)	—	(22,730)

Balance after allocation	$—	$—	$—	$—

			Sapient
		Sapient Global	Government
	SapientNitro	Markets	Services	Total
Allocation of December 31, 2009 goodwill balance to new operating segments	$53,274	$22,730	$—	$76,004
Contingent consideration recorded during the period	—	2,366	—	2,366
Exchange rate effect	(780)	(314)	—	(1,094)

Goodwill as of June 30, 2010	$52,494	$24,782	$—	$77,276

     The following is a summary of intangible assets as of June 30, 2010, and December 31, 2009 (in thousands, the gross carrying amounts of local currency denominated purchased intangible assets are reflected at the respective balance sheet date exchange rate):

	June 30, 2010
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
Customer lists and customer relationships	$22,662	$(10,662)	$12,000
Non-compete agreements	8,435	(2,390)	6,045
Tradename	3,092	(1,338)	1,754

Total purchased intangible assets	$34,189	$(14,390)	$19,799

	December 31, 2009
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
Customer lists and customer relationships	$22,927	$(8,804)	$14,123
Non-compete agreements	8,554	(1,716)	6,838
Tradename	3,144	(1,044)	2,100

Total purchased intangible assets	$34,625	$(11,564)	$23,061

     Amortization expense related to the purchased intangible assets was $1.4 million and $0.9 million for the three months ended June 30, 2010 and 2009, respectively. Amortization expense related to the purchased intangible assets was $2.8 million and $1.8 million for the six months ended June 30, 2010 and 2009, respectively. Please see Note 2, Acquisitions, for a discussion of contingent consideration recorded during the period related to DCG.
13. Foreign Currency Translation and Derivative Instruments
     Foreign exchange losses and gains for the three months ended June 30, 2010 and 2009 were not material. Foreign exchange losses of $0.8 million and $0.2 million were incurred for the six months ended June 30, 2010 and 2009, respectively. Foreign exchange gains and losses are included in general and administrative expenses in the consolidated and condensed statements of operations. These gains and losses were primarily related to intercompany foreign currency transactions that are of a short-term nature.
     Approximately 15% of the Company’s operating expenses for the six months ended June 30, 2010 were denominated in Indian rupees. Approximately 20% and 5% of service revenues for the six months ended June 30, 2010 were denominated in British pounds sterling and euros, respectively. As the Company has minimal associated revenues in Indian rupees, any movement in the exchange rate between the U.S. dollar and the rupee has a significant impact on its operating expenses and operating profit. Any significant movement in the exchange rate between the U.S. dollar and the British pound sterling and the U.S. dollar and the euro has a significant impact on the Company’s service revenues and operating income. The Company manages this exposure through a risk management program that partially mitigates its exposure to operating expenses denominated in the Indian rupee and operating margins denominated in the British pound sterling and the euro that includes the use of derivative financial instruments which are not designated as accounting hedges. The Company uses foreign exchange option contracts to partially protect its foreign currency exposure to: (i) Indian rupee denominated operating expenses against appreciation in the rupee relative to the U.S. dollar, (ii) British pound sterling denominated revenues against the appreciation of the U.S. dollar relative to the pound sterling and (iii) euro denominated revenues against the appreciation of the U.S. dollar relative to the euro. Currently, the Company enters into 30 day average rate instruments covering a rolling 90 day period with notional amounts of 350 million rupees (approximately $7.5 million), two million pounds sterling (approximately $3.0 million) and one million euros (approximately $1.2 million) per month. As these instruments are option collars that are settled on a net basis with the bank, the Company has not recorded the gross underlying notional amounts in its consolidated and condensed balance sheets as of June 30, 2010.
     The following table reflects the fair value of the Company’s derivative assets and liabilities on its consolidated and condensed balance sheets as of June 30, 2010 December 31, 2009 (in thousands):

	Derivative Assets Reported in		Derivative Liabilities Reported in
	Other Current Assets		Other Current Accrued Liabilities
		December 31,	June 30,	December 31,
	June 30, 2010	2009	2010	2009
Foreign exchange option contracts not designated	$88	$238	$212	$21

     Realized and unrealized losses on the Company’s foreign exchange option contracts are included in general and administrative expenses in the consolidated and condensed statements of operations. The following table shows the effect of realized and unrealized gains and losses, net, of the Company’s foreign exchange option contracts on its results of operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Loss (gain) on foreign exchange option contracts not designated	$18	$320	$(592)	$474

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
15. Debt
     In May 2010, Sapient Consulting Pvt. Limited (a subsidiary of the Company in India) entered into a $10,000,000 uncommitted revolving credit facility. The facility matures in May 2011 and can be used to finance working capital requirements, capital expenditures or any other purpose which may be permissible under local regulations. Borrowings in U.S. dollars bear interest at the six-month LIBOR plus 2%. Short-term loans denominated in Indian rupees are also permissible and bear interest at prevailing local borrowing rates, currently between 6.0% and 8.85%, dependant on the payback period selected at the time of borrowing. There are no covenants based on financial measures governing this facility. As of June 30, 2010 there were no outstanding borrowings under this facility. On July 8, 2010 the Company took out a 60-day short-term loan on the facility of $100 million rupees (approximately $2.2 million) at an interest rate of 7.2%.
16. Recent Accounting Pronouncements
     On January 1, 2010 the Company early adopted the provisions of Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). Prior to the adoption of ASU 2009-13, revenues from contracts with multiple elements (deliverables) were accounted for as follows:

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
     Selling prices are analyzed on an annual basis or more frequently if the Company experiences significant changes in selling prices. The adoption of ASU 2009-13 did not have a material effect on the recognition of service revenues during the three and six months ended June 30, 2010. In addition, the retrospective application of ASU 2009-13 would not have a material effect on services revenues for the year ended 2009.
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
The Company
     Sapient Corporation (“Sapient” or the “Company”), a global services firm, helps clients transform in the areas of business, marketing, and technology and succeed in an increasingly complex marketplace. We market our services through three primary business units — SapientNitro, Sapient Global Markets, and Sapient Government Services — positioned at the intersection of marketing, business and technology. SapientNitro, one of the world’s largest independent digitally-led, integrated marketing services firms, provides multi-channel marketing and commerce services that span brand and marketing strategy, digital/broadcast/print advertising creative, web design and development, e-commerce, media planning and buying, and emerging platforms, such as social media and mobile. Through SapientNitro we offer a complete, multi-channel marketing and commerce solution that strengthens relationships between our clients’ customers and their brands. For simplicity of operations, SapientNitro also includes our traditional IT consulting services, which is currently, and is expected to remain, below 10% of our total revenues. Our Sapient Global Markets segment provides business and IT strategy, process and system design, program management, custom development and package implementation, systems integration and outsourced services to financial services and energy services market leaders. A core focus area within Sapient Global Markets is trading and risk management, to which we bring more than 15 years of experience. With our 2008 acquisition of Derivatives Consulting Group Ltd. (“DCG”), a leading provider of derivatives consulting and outsourcing services, we added a globally integrated service in derivatives processing to our capabilities. Sapient Government Services provides consulting, technology, and marketing services to a wide array of U.S. governmental agencies. Focused on driving long-term change and transforming the citizen experience, we use technology to help government agencies become more accessible, efficient, and transparent.
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
Summary of Results of Operations
     Our service revenues for the three months ended June 30, 2010 were $200.4 million, a 36% increase compared to service revenues for same period in 2009. Our service revenues for the six months ended June 30, 2010 were $383.6 million, a 32% increase compared to service revenues for same period in 2009. The increase in service revenues is primarily due to an increase in demand for our services compared to 2009, and to a lesser extent, revenue from our acquisition of Nitro Ltd (“Nitro”). Nitro’s results of operations are reflected in ours as of July 1, 2009. During the first quarter of 2010 we realigned our North America and Europe business units and internal reporting systems to better align our services with our business and operational strategy. The new business units are: SapientNitro (new), Sapient Global Markets (new) and Sapient Government Services (see Segment Information).
     For the three months ended June 30, 2010 we reported income from operations of $12.9 million, a 52% increase, compared to $8.5 million for the same period in 2009. For the six months ended June 30, 2010 we reported income from operations of $21.9 million, a 62% increase, compared to $13.5 million for the same period in 2009. The increase in operating income is due to the increase in demand for our services in addition to our management of project personnel, sales and marketing, and general and administrative expenses as all three of these operating expenses were, for the most part, the same percentage of service revenues in both periods of comparison.
     For the three months ended June 30, 2010 and 2009 we reported net income of $7.6 million. Net income remained constant as the 52% improvement in operating income was completely offset by a higher effective tax rate in 2010 compared to 2009. The reason for the increase in tax rate is the release of the Company’s valuation allowance on a substantial portion of its U.S. deferred tax assets in the fourth quarter of 2009. For the six months ended June 30, 2010 we reported net income of $13.8 million, a 14% increase compared to $12.1 million for the same period in 2009. The increase in net income is due to the 62% improvement in operating income, offset in part by the increase in effective tax rate in 2010.
Non-GAAP Financial Measures
     In our quarterly earnings press releases and conference calls we discuss two key measures that are not calculated according to generally accepted accounting principles (“GAAP”). The first non-GAAP measure is operating income, as reported on our consolidated and condensed statements of operations, excluding certain expenses and benefits, which we call “non-GAAP income from operations”. The second measure calculates non-GAAP income from operations as a percentage of reported services revenues, which we call “non-GAAP operating margin”. We believe that non-GAAP measures help illustrate underlying trends in our business, and use the measures to establish budgets and operational goals, communicated internally and externally, for managing our business and evaluating our performance. We exclude certain expenses from our non-GAAP operating income that we believe are not reflective of these underlying business trends or useful measures for determining our operational performance and overall business strategy. The following table reconciles income from operations as reported on our consolidated and condensed statements of operations to non-GAAP income from operations and non-GAAP operating margin for the three and six months ended June 30, 2010 and 2009 (in thousands, except percentages):

	Three Months Ended June		Six Months Ended June
	30,		30,
	2010	2009	2010	2009
Service revenues	$200,351	$147,534	$383,574	$289,893

GAAP income from operations	$12,859	$8,466	$21,861	$13,501
Stock-based compensation expense	5,404	3,659	9,635	7,146
Restructuring and other related charges	128	158	414	2,303
Amortization of purchased intangible assets	1,359	898	2,826	1,765
Acquisition costs and other related charges	—	1,035	111	1,673
Stock-based compensation review and restatement benefit	—	—	(301)	(992)

Non-GAAP income from operations	$19,750	$14,216	$34,546	$25,396

GAAP operating margin	6.4%	5.7%	5.7%	4.7%
Effect of adjustments detailed above	3.5%	3.9%	3.3%	4.1%

Non-GAAP operating margin	9.9%	9.6%	9.0%	8.8%

     Non-GAAP income from operations increased in the three and six months ended June 30, 2010 compared to 2009 due to the improvement in reported income from operations. Please see our Results of Operations section for a more detailed discussion and analysis of the excluded items.
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
     Revenue Recognition
     On January 1, 2010 we early adopted the provisions of Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). Prior to our adoption of ASU 2009-13, revenues from contracts with multiple elements (deliverables) were accounted for as follows:
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
     Selling prices are analyzed on an annual basis or more frequently if we experience significant changes in our selling prices. The adoption of ASU 2009-13 did not have a material effect on our recognition of service revenues during the three and six months ended June 30, 2010. In addition, the retrospective application of ASU 2009-13 would not have a material effect on our services revenues for the year ended 2009.
Results of Operations
     The following table sets forth the percentage of our service revenues of items included in our consolidated and condensed statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Service revenues	100%	100%	100%	100%
Reimbursable expenses	5%	4%	5%	4%

Total gross revenues	105%	104%	105%	104%

Operating expenses:
Project personnel expenses	70%	69%	70%	70%
Reimbursable expenses	5%	4%	5%	4%

Total project personnel expenses and reimbursable expenses	75%	73%	75%	74%
Selling and marketing expenses	5%	5%	5%	5%
General and administrative expenses	18%	19%	19%	19%
Restructuring and other related charges	0%	0%	0%	1%
Amortization of purchased intangible assets	1%	1%	1%	1%
Acquisition costs and other related charges	0%	1%	0%	1%

Total operating expenses	99%	98%	99%	99%

Income from operations	6%	6%	6%	5%
Interest and other income, net	1%	1%	0%	1%

Income before income taxes	7%	7%	6%	6%
Provision for income taxes	3%	1%	2%	1%

Net Income	4%	5%	4%	4%

Three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009
Service Revenues
     Our service revenues for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended
	June 30,	June 30,		Percentage
	2010	2009	Increase	Increase
Service revenues	$200,351	$147,534	$52,817	36%

	Six Months Ended
	June 30,	June 30,		Percentage
	2010	2009	Increase	Increase
Service revenues	$383,574	$289,893	$93,681	32%
     The increase in service revenues for the three months ended June 30, 2010 is primarily due to an increase in demand for our services compared to 2009, and to a lesser extent, incremental revenue from our Nitro acquisition. The following table compares our first quarter 2010 service revenues by industry sector to 2009 (in millions, except percentages):

				Percentage
	Three Months Ended June 30,			Increase /
Industry Sector	2010	2009	Increase	(Decrease)
Financial Services	$66.9	$50.9	$16.0	31%
Consumer, Travel & Automotive	60.7	31.8	28.9	91%
Technology & Communications	28.3	24.4	3.9	16%
Government, Health & Education	26.3	21.6	4.7	22%
Energy Services	18.2	18.8	(0.6)	-3%

Total	$200.4	$147.5	$52.9	36%

     The increases in the Financial Services, Government, Health and Education and Technology and Communications sectors are due to an increase in demand for our services in these industries. The increase in the Consumer, Travel, and Automotive sector was due to an increase in demand for our services and revenue from our Nitro acquisition. In constant currency terms, service revenues also increased 36% compared to the same period in 2009.
     The increase in demand across the majority of industry sectors caused our average project personnel peoplecount to increase 33% for the three months ended June 30, 2010 compared to the same period in 2009. Utilization represents the percentage of our project personnel’s time spent on billable client work. Our utilization of 78% was lower than the 81% rate we had for the same period in 2009. We also increased our use of external contractors and consultants by 22% compared to 2009 as demand for our services concentrated in specialized areas increased.
     Our five largest customers, in the aggregate, accounted for approximately 19% of our service revenues for the three months ended June 30, 2010 compared to 23% for the same period in 2009. No customer accounted for more than 10% of our service revenues. Our Long-Term and Retainer revenues were 45% of our service revenues for the three months ended June 30, 2010 compared to 43% for the same period in 2009. Long-Term and Retainer Revenue are revenue contracts with duration of at least twelve months, applications management and long-term support projects, which are cancelable.
     The increase for the six months ended June 30, 2010 is primarily due to an increase in demand for our services compared to 2009, and to a lesser extent, incremental revenue from our Nitro acquisition. The following table compares our first quarter 2010 service revenues by industry sector to 2009 (in millions, except percentages):

	Six Months Ended June 30,			Percentage
Industry Sector	2010	2009	Increase	Increase
Financial Services	$119.9	$101.1	$18.8	19%
Consumer, Travel & Automotive	114.0	60.4	53.6	89%
Technology & Communications	55.6	48.6	7.0	14%
Government, Health & Education	53.8	42.8	11.0	26%
Energy Services	40.3	37.0	3.3	9%

Total	$383.6	$289.9	$93.7	32%

     The increases in the Financial Services, Government, Health and Education, Technology and Communications, and Energy Services sectors are due to an increase in demand for our services in these industries. The increase in the Consumer, Travel, and

Automotive sector was due to an increase in demand for our services and revenue from our Nitro acquisition. In constant currency terms, service revenues increased 30% compared to the same period in 2009 as the U.S. dollar has appreciated in value against the local currencies in certain geographies our foreign subsidiaries operate in compared to the same period in 2009.
     The increase in demand across all industry sectors caused our average project personnel peoplecount to increase 29% for the six months ended June 30, 2010 compared to the same period in 2009. Our utilization of 76% was lower than the 77% rate we had for the same period in 2009. We also increased our use of external contractors and consultants by 23% compared to 2009 as demand for our services concentrated in specialized areas increased.
     Our five largest customers, in the aggregate, accounted for approximately 20% of our service revenues for the six months ended June 30, 2010 compared to 22% for the same period in 2009. No customer accounted for more than 10% of our service revenues. Our Long-Term and Retainer revenues were 45% of our service revenues for the six months ended June 30, 2010 compared to 42% for the same period in 2009.
Project Personnel Expenses
     Project personnel expenses consist principally of salaries and employee benefits for personnel dedicated to client projects, external contractors and direct expenses incurred to complete projects that were not reimbursed by the client. These expenses represent the most significant expense we incur in providing our services. Our project personnel expenses for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended
	June 30,	June 30,		Percentage
	2010	2009	Increase	Increase
Project personnel expenses	$139,345	$101,939	$37,406	37%
Project personnel expenses as a percentage of service revenues	70%	69%	1 point

	Six Months Ended
	June 30,	June 30,		Percentage
	2010	2009	Increase	Increase
Project personnel expenses	$267,112	$202,117	$64,995	32%
Project personnel expenses as a percentage of service revenues	70%	70%	—
     The increase for the three months ended June 30, 2010 was primarily due to the increase in project personnel peoplecount, and to a lesser extent, incremental expenses from Nitro. Compensation expense increased $28.3 million due to the increase in peoplecount and Nitro. Use of external contractors and consultants increased $3.5 million due to an increase in demand for our services in specialized areas. The remaining increase in expense was due to increases in various other project personnel expenses.
     The increase in project personnel expenses for the six months ended June 30, 2010 was also due to the increase in peoplecount and, to a lesser extent, incremental expense from Nitro. Compensation expense increased $52.6 million due to the increase in peoplecount and Nitro. Use of external contractors and consultants increased $6.6 million due to an increase in demand for our services in specialized areas. The remaining increase in expense was due to increases in various other project personnel expenses.
Selling and Marketing Expenses
     Selling and marketing expenses consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses. Our selling and marketing expenses for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended
	June 30,	June 30,		Percentage
	2010	2009	Increase	Increase
Selling and marketing expenses	$10,225	$7,274	$2,951	41%
Selling and marketing expenses as a percentage of service revenues	5%	5%	—

	Six Months Ended
	June 30,	June 30,		Percentage
	2010	2009	Increase	Increase
Selling and marketing expenses	$18,872	$14,416	$4,456	31%
Selling and marketing expenses as a percentage of service revenues	5%	5%	—
     The increase for the three months ended June 30, 2010 in sales and marketing expenses was primarily due to costs incurred to support the 36% increase in service revenues, and to a lesser extent an increase in sales and marketing peoplecount. External consultant expense increased $0.8 million due to the increase in service revenues as this required more general sales support in addition to costs associated with specific projects that required the use of external consultants. Travel and general marketing costs also increased $1.1 million. Compensation expense increased $1.1 million, primarily due to an increase in selling and marketing peoplecount.
     The increase for the six months ended June 30, 2010 in sales and marketing expenses is also due to costs incurred to support the 32% increase in service revenues, and to a lesser extent an increase in sales and marketing peoplecount. External consultant expense increased $1.5 million due to the increase in service revenues as this required more general sales support in addition to costs associated with specific projects that required the use of external consultants. Travel and general marketing costs also increased $1.7 million. Compensation expense increased $1.1 million, primarily due to an increase in selling and marketing peoplecount.
General and Administrative Expenses
     General and administrative expenses relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses. Our general and administrative expenses for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended
	June 30,	June 30,	Increase/	Percentage
	2010	2009	(Decrease)	Increase
General and administrative expenses	$36,435	$27,764	$8,671	31%
General and administrative expenses as a percentage of service revenues	18%	19%	(1 point )

	Six Months Ended
	June 30,	June 30,		Percentage
	2010	2009	Increase	Increase
General and administrative expenses	$72,378	$54,118	$18,260	34%
General and administrative expenses as a percentage of service revenues	19%	19%	—
     The increase for the three months ended June 30, 2010 was due to multiple factors: (i) facilities expenses increased $2.2 million due to multiple reasons including Nitro, opening a new office in India in the first quarter of 2010 and our move to new office space in the United Kingdom in the second quarter of 2009, (ii) external consultant expenses increased $1.3 million due to internal projects and supporting our staffing efforts, (iii) compensation expense increased $2.5 million due to an increase in general and administrative peoplecount, including Nitro, (iv) employment agency fees increased $0.4 million due to the overall increase in peoplecount for the Company, as total employees increased from under 6,000 in the second quarter of 2009 to over 7,800 in the current period, (v) legal fees increased $0.7 million, (vi) stock-based compensation expense increased $0.8 million and (vii) other general and administrative expenses also increased $0.7 million.

     The increase for the six months ended June 30, 2010 was due to multiple factors: (i) facilities expenses increased $5.1 million due to multiple reasons including Nitro, opening a new office in India in the first quarter of 2010 and our move to new office space in the United Kingdom in the second quarter of 2009, (ii) external consultant expenses increased $2.9 million due to internal projects and supporting our staffing efforts, (iii) compensation expense increased $4.1 million due to an increase in general and administrative peoplecount, including Nitro, (iv) employment agency fees increased $1.1 million due to the overall increase in peoplecount for the Company, as total employees increased compared to 2009, (v) legal fees increased $1.2 million, (vi) stock-based compensation expense increased $1.4 million and (vii) other general and administrative expenses and travel expenses also increased, in the aggregate, $1.7 million. Foreign exchange losses also increased $0.7 million compared to 2009. For a discussion of our exposure to exchange rates see “Item 7a. Quantitative and Qualitative Disclosures About Market Risk”.
Restructuring and Other Related Charges
     Restructuring and other related charges did not change significantly for the three months ended June 30, 2010 compared to the same period in 2009. The reason for the decrease for the six months ended June 30, 2010 is due to the first quarter of 2009 reflecting $2.0 million in expense associated with a reduction in workforce as a result of the global economic downturn in 2009.
Amortization of Intangible Assets
     Amortization of intangible assets consists of non-compete and non-solicitation agreements, customer lists, and tradenames acquired in business combinations. Amortization expense related to intangible assets was $1.4 million and $2.8 million for the three and six months ended June 30, 2010, respectively, compared to $0.9 million and $1.8 million for the same periods in 2009. The increase in expense was due to the amortization of intangible assets acquired in the Nitro acquisition.
Acquisition Costs and Other Related Charges
     Acquisition costs and other related charges are costs are associated with third-party professional services we incur related to our evaluation process of potential acquisition opportunities. Though we may incur acquisition costs and other related charges it is not indicative that any transaction will be consummated. Acquisition costs and other related expenses were zero and $0.1 million for the three and six months ended June 30, 2010, respectively, compared to $1.0 million and $1.7 million for the same periods in 2009. The decrease is due to the Nitro acquisition as the first half of 2009 reflects the period before acquisition when costs are generally higher.
Interest and Other Income, Net
     Interest and other income are derived primarily from investments in bank time deposits, money market funds, commercial paper and auction rate securities. Our interest and other income, net for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended
	June 30,	June 30,		Percentage
	2010	2009	Decrease	Decrease
Interest and other income, net	$745	$809	$(64)	-8%

	Six Months Ended
	June 30,	June 30,		Percentage
	2010	2009	Decrease	Decrease
Interest and other income, net	$1,545	$1,815	$(270)	-15%
     Interest and other income decreased for the three and six months ended June 30, 2010 compared to the same period in 2009 due to lower interest income. This decrease in interest income is due to lower interest rates on our investments compared to 2009.
Provision for Income Taxes
     For the three and six months ended June 30, 2010, we recorded an income tax provision of $6.0 million and $9.6 million, respectively, compared to $1.7 million and $3.2 million for the same period in 2009. Our income tax is primarily related to foreign, federal and state tax obligations. The increase is primarily due to a higher tax expense rate on our U.S. income due to us releasing our valuation allowance on a substantial portion of our U.S. deferred taxes in the fourth quarter of 2009. Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2008 all of our U.S. deferred tax assets had a full valuation allowance of $112.1 million. Based upon our operating results for the years immediately preceding and through December 31, 2009, as well as an assessment of our expected future results of operations in the U.S., at December 31, 2009 we determined that it had become more likely than not that we would realize a substantial portion of our deferred tax assets in the U.S. As a result, we released our valuation allowances on a substantial portion of our U.S. deferred tax assets in the fourth quarter of 2009. On June 30, 2010 we continue to provide a valuation allowance against certain deferred tax assets for one of our European subsidiaries as we determined that it is more likely than not that the deferred tax assets may not be realized. The establishment of valuation allowance against certain European deferred tax assets also contributed to a higher tax provision for the three and six months ended June 30, 2010, though to a lesser extent than the 2009 aforementioned release of our valuation allowance against U.S. deferred tax assets. At June 30, 2010 a valuation allowance remains on certain state tax net operating loss carry forwards, as well as a portion of the net operating loss carry forwards relating to certain stock based compensation deductions. We continue to believe that deferred tax assets in various other foreign jurisdictions are more likely than not to be realized and, therefore, no valuation allowance has been recorded against these assets.
     We have gross unrecognized tax benefits, including interest and penalties, of approximately $10.0 million as of June 30, 2010 and $8.9 million as of December 31, 2009. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of our effective tax rate. We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2010 interest accrued was approximately $2.0 million.
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
     Beginning in 2010, we realigned our North America and Europe business units and internal reporting systems to better align our services with our business and operational strategy. The new business units are: SapientNitro (new), Sapient Global Markets (new) and Sapient Government Services. As such, results by operating segment for the three and six months ended June 30, 2009 have been recast to reflect the new business unit structure.
     We do not allocate certain marketing and general and administrative expenses to our business unit segments because these activities are managed separately from the business units. We allocated $1.2 million and $0.6 million of $2.0 million related to our first quarter 2009 reduction in workforce to our SapientNitro and Sapient Global Markets segments, respectively. We did not allocate the remaining $0.2 costs associated with our 2009 restructuring activity or costs associated with our 2001, 2002, 2003 and 2010 restructuring events across all operating segments for internal measurement purposes, because the substantial majority of these restructuring costs impacted areas of the business that supported the business units and, specifically in the case of our 2001, 2002, 2003 and 2010 events, were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. Management does not allocate stock-based compensation to the segments for the review of results for the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM, and therefore, the Company has not disclosed asset information for each operating segment.
     The tables below present the service revenues and income before income taxes attributable to these operating segments for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service Revenues:
SapientNitro	$125,547	$94,770	$241,239	$184,736
Sapient Global Markets	62,185	44,769	119,296	88,879
Sapient Government Services	12,619	7,995	23,039	16,278

Total	$200,351	$147,534	$383,574	$289,893

Income Before Income Taxes:
SapientNitro (1)	$35,539	$27,043	$64,981	$47,075
Sapient Global Markets (1)	19,288	14,139	39,994	28,022
Sapient Government Services	3,625	1,658	6,397	4,038

Total reportable segments (1)	58,452	42,840	111,372	79,135
Less reconciling items (2)	(44,848)	(33,565)	(87,966)	(63,819)

Consolidated Income Before Income Taxes	$13,604	$9,275	$23,406	$15,316

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income before income taxes include the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Centrally managed functions	$38,702	$28,624	$76,826	$55,527
Restructuring and other related charges	128	158	414	515
Amortization of purchased intangible assets	1,359	898	2,826	1,765
Stock-based compensation expense	5,404	3,659	9,635	7,146
Interest and other income, net	(745)	(809)	(1,545)	(1,815)
Acquisition expense and other related charges	—	1,035	111	1,673
Unallocated expenses (a)	—	—	(301)	(992)

Total	$44,848	$33,565	$87,966	$63,819

(a)	Reflects stock-option restatement related benefits.
     The increase in SapientNitro service revenues for the three and six months ended June 30, 2010 was primarily due to an increase in demand for our services in the majority of the industry sectors we operate in and, to a lesser extent, revenues from our Nitro acquisition. The following table compares SapientNitro service revenues by industry sector for the three and six months ended June 30, 2010 compared to the same periods in 2009 (in millions, except percentages):

				Percentage
	Three Months Ended June 30,		Increase /	Increase /
Industry Sector	2010	2009	(Decrease)	(Decrease)
Consumer, Travel & Automotive	$60.6	$32.4	$28.2	87%
Technology & Communications	28.2	24.3	3.9	16%
Financial Services	20.6	20.2	0.4	2%
Government, Health & Education	13.7	13.6	0.1	1%
Energy Services	2.4	4.3	(1.9)	-44%

Total	$125.5	$94.8	$30.7	32%

				Percentage
	Six Months Ended June 30,		Increase /	Increase /
Industry Sector	2010	2009	(Decrease)	(Decrease)
Consumer, Travel & Automotive	$114.0	$60.9	$53.1	87%
Technology & Communications	55.4	48.4	7.0	14%
Financial Services	36.2	39.7	(3.5)	-9%
Government, Health & Education	30.8	26.6	4.2	16%
Energy Services	4.8	9.1	(4.3)	-47%

Total	$241.2	$184.7	$56.5	31%

     Service revenues in the Consumer, Travel and Automotive sector increased due to an increase in demand for our services and incremental revenue from Nitro. Service revenues in the Energy Services and Financial services sectors decreased due to a decrease in demand for our services. The increase in revenues for the remaining sectors was due to an increase in demand for our services. In constant currency terms, SapientNitro services revenues increased 32% for the three months ended June 30, 2010 and 28% for the six months ended June 30, 2010 compared to 2009. The overall increase in demand for our services contributed to SapientNitro’s average project personnel peoplecount increasing compared to 2009.
     The increase in Sapient Global Markets’ revenue for the three and six months ended June 30, 2010 was due to an increase in demand for out service compared to 2009. The following table compares Sapient Global Markets service revenues by industry sector for the three and six months ended June 30, 2010 compared to the same periods in 2009 (in millions, except percentages):

	Three Months Ended June 30,			Percentage
Industry Sector	2010	2009	Increase	Increase
Financial Services	$46.3	$30.3	$16.0	53%
Energy Services	15.9	14.5	1.4	10%

Total	$62.2	$44.8	$17.4	39%

	Six Months Ended June 30,			Percentage
Industry Sector	2010	2009	Increase	Increase
Financial Services	$83.7	$61.0	$22.7	37%
Energy Services	35.6	27.9	7.7	28%

Total	$119.3	$88.9	$30.4	34%

     The increase in both industry sectors was due to an increase in demand for our services. In constant currency terms, Sapient Global Markets service revenues increased 39% for the three months ended June 30, 2010 and 32% for the six months ended June 30, 2010 compared to 2009. The increase in demand for our services contributed to Sapient Global Markets’ average project personnel peoplecount increasing compared to the same period in 2009.
     Service revenues for our Sapient Government Services operating segment increased during the three and six months ended June 30, 2010 compared to the same periods in 2009 due to an increase in demand for our services in this segment. The increased demand contributed to Sapient Government Services’ average project personnel peoplecount increasing compared to the same period in 2009.
Operating Income by Operating Segments
     SapientNitro’s operating income decreased as a percentage of related service revenues to 28% for the three months ended June 30, 2010 compared to 29% for 2009. The decrease is primarily due to an increase in compensation expense as a percentage of revenue compared to 2009. SapientNitro’s operating income increased as a percentage of revenue to 27% for the six months ended June 30, 2010 compared to 25% for 2009. The increase was primarily due to the growth in revenues in addition to management of certain direct expenses and lowering consultant usage as consultant expense, in dollars, decreased compared to 2009.
     Sapient Global Markets’ operating income decreased as a percentage of related service revenues to 31% for the three months ended June 30, 2010 compared to 32% for 2009. The decrease is primarily due to an increase in consultant usage as a percentage of revenue compared to 2009 as demand for our services in specialized areas increased . Sapient Global Markets’ operating income increased as a percentage of revenue to 34% for the six months ended June 30, 2010 compared to 32% for 2009. This increase is due to an increase in profitability for projects in the current period as evidenced by revenue growing $30.4 million, or 34%, compared to an $18.4 million, or 30%, increase in direct expenses.
     Sapient Government Services’ operating income increased as a percentage of related service revenues to for both the three and six months ended June 30, 2010 compared to 2009. This increase was primarily due to the growth in service revenues in addition to managing direct expenses.
Liquidity and Capital Resources
     We invest our excess cash predominantly in money market funds, time deposits with maturities of less than or equal to 90 days and other cash equivalents. At June 30, 2010 we had approximately $171.9 million in cash, cash equivalents, restricted cash and marketable securities, compared to $215.8 million at December 31, 2009.
     We have approximately $2.5 million with various banks as collateral for letters of credit and performance bonds and have classified this cash as restricted on our consolidated and condensed balance sheet at June 30, 2010.
     Cash provided by operating activities was $16.8 million for the six months ended June 30, 2010. This resulted from net income, the addition of non-cash charges and the sale of $7.8 million in trading marketable securities, which is reflected in prepaid expenses and other current assets on our consolidated and condensed statements of cash flow. These increases in operating cash flow were offset by increases in unbilled revenues and accounts receivable. The increase in unbilled revenues is due to an increase in revenues derived from time and materials arrangements, which we discuss below, and the timing of achieving certain project milestones. In summary, cash provided by operating activities increased compared to the same period in 2009 due to lower bonus payment of prior year bonuses — as bonuses based on 2009 results were lower than those paid in the first quarter of 2009 which were based on 2008 results — and, to a lesser extent, sales of trading marketable securities.
     Days sales outstanding (“DSO”) is calculated based on actual six months of total revenue and period end receivables, unbilled and deferred revenue balances. DSO increased 5% to 69 days for the second quarter of 2010 as compared to DSO as of December 31, 2009. DSO increased primarily due to the increase in unbilled revenues, specifically the timing of achieving certain project milestones and an increase in the percentage of revenue derived from time and materials arrangements. Time and materials arrangements have longer billing cycles than fixed-price contracts, which increases DSO. Approximately 56% of our services revenue for the first six months of 2010 was derived from time and materials arrangements as compared to 53% for the fourth quarter of 2009. We expect our unbilled revenues to be short-term in nature, with a majority being billed within 90 days.
     Cash used by investing activities was $8.9 million for the six months ended June 30, 2010. This was due to $3.2 million in payments of deferred consideration related to the Nitro acquisition and $7.5 million in capital expenditures and the costs of internally developed software. These uses of cash were offset by $0.8 million in redemptions of available-for-sale marketable securities and the receipt of $0.9 million on our hedge positions. Cash used by investing activities increased significantly compared to the same period in 2009 due to the deferred consideration payment and an increase in capital expenditures. Capital expenditures increased in the current period due to a concerted effort to reduce capital expenditures the first half of 2009 in light of the economic environment at that time.
     Cash used by financing activities was $42.6 million for the six months ended June 30, 2010, as a result of a $46.8 million special dividend payment on all outstanding common stock as of March 1, 2010 as a return of capital to shareholders. This was offset by $4.2 million in proceeds associated with the issuance of common stock for stock option exercises. The difference between the financing activities in the current period compared to the same period in 2009 is the dividend payment. In addition, we entered into a $10.0 million revolving credit facility in India, which matures in May 2011, to finance the build-out of a new India unit in a Special Economic Zone (“SEZ”) which is eligible for a five year, 100% tax holiday. Management concluded that this short-term credit facility was the most efficient financing method available.
     Non-cash investing activity of $2.4 million reflects the value of common shares issued as part of contingent consideration in connection with our DCG acquisition.
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
     We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $2.4 million and various administrative audits, each of which have arisen in the ordinary course of our business. We have an accrual at June 30, 2010, of approximately $0.5 million related to certain of these items. We intend to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that we have previously accrued.

     We believe that our existing cash, credit facility and other short-term investments will be sufficient to meet our working capital and capital expenditure requirements, investing activities and the expected cash outlay for our previously recorded restructuring activities for at least the next 12 months.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. Should the interest rate fluctuate by 10%, the change in value of our marketable securities would not have been material as of June 30, 2010 and our interest income would have changed by approximately $0.1 million for the three months ended June 30, 2010.
     During the quarter we sold $7.8 million, at amortized cost, of our ARS classified as trading marketable securities. As of June 30, 2010 we held $8.3 million in ARS, $6.8 million classified as trading and $1.5 million classified as available-for-sale. In July 2010, we sold the remaining $6.8 million trading securities. We do not intend to sell the remaining $1.5 million (amortized cost) in ARS classified as available-for-sale until a successful auction occurs, nor do we believe that we will be required to sell these securities at less than amortized cost before a successful auction occurs. The inability to liquidate our remaining ARS may have a material impact on our income and results of operations.
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
For the three months ended June 30, 2010, approximately 41% of our revenues and approximately 55% of our operating expenses were denominated in foreign currencies, as compared to 43% and 57%, respectively, during the same period in 2009. For the six months ended June 30, 2010, approximately 42% of our revenues and approximately 56% of our operating expenses were denominated in foreign currencies, as compared to 43% and 56%, respectively, during the same period in 2009. In addition, 51% of our assets and liabilities were subject to foreign currency exchange fluctuations at June 30, 2010 as compared to 49% and 47% for our assets and liabilities, respectively, at December 31, 2009. We also have assets and liabilities in certain entities that are denominated in currencies other than the entity’s functional currency.
     Approximately 15% of our operating expenses for six months ended June 30, 2010 were denominated in Indian rupees. Because we have minimal associated revenues in Indian rupees, any movement in the exchange rate between the U.S. dollar and the Indian rupee has a significant impact on our operating expenses and operating profit. Approximately 20% of our service revenues for the six months ended June 30, 2010 are denominated in the British pound sterling. Any movement in the exchange rate between the U.S. dollar and the British pound has a significant impact on our revenues and operating income. Approximately 5% of our service revenues for the six months ended June 30, 2010 are denominated in the euro. Any movement in the exchange rate between the U.S. dollar and the euro has a significant impact on our revenues and operating income. We manage this exposure through a risk management program that partially mitigates our exposure to operating expenses denominated in the Indian rupee and operating margins denominated in the British pound sterling and the euro, and that includes the use of derivative financial instruments which are not designated as accounting hedges. As of June 30, 2010 we had option contracts outstanding in the notional amount of approximately $23.4 million ($15.0 million for our Indian rupee contracts, $6.0 million for our British pound sterling contracts and $2.4 million for our euro contracts). Because these instruments are option collars that are settled on a net basis with the bank, we have not recorded the gross underlying notional amounts in our assets and liabilities as of June 30, 2010. The following table details our net realized and unrealized gains/losses on these option contracts for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Loss (gain) on foreign exchange option contracts not designated	$18	$320	$(592)	$474

     We also performed a sensitivity analysis of the possible loss that could be incurred on these contracts as a result of movements in the Indian rupee. Changes of 10%, 15% and 20% of the underlying average exchange rate of our unsettled Indian rupee positions as of June 30, 2010 would result in maximum losses on these positions of $0.8 million, $1.4 million, and $2.0 million, respectively. Changes of 10%, 15% and 20% of the underlying average exchange rate of our unsettled British pound sterling positions as of June 30, 2010 would result in maximum losses on these positions of $0.2 million, $0.3 million, and $0.4 million, respectively. Changes of 10%, 15% and 20% of the underlying average exchange rate of our unsettled euro positions as of June 30, 2010 would result in maximum losses on these positions of $0.1 million, $0.2 million, and $0.2 million, respectively. Positions expire in July and August of 2010 and therefore, any losses in respect to these positions after June 30, 2010 would be recognized in the three months ending September 30, 2010.
     For additional quantitative and qualitative disclosures about market risk affecting Sapient, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness, as of June 30, 2010, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on our evaluation our CEO and CFO have concluded that our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     No changes in our internal control over financial reporting occurred during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims that have arisen in the course of our business and that have not been fully adjudicated in which the damages claimed under such actions, in the aggregate, total approximately $2.4 million as of June 30, 2010. We have accrued at June 30, 2010, approximately $0.5 million related to certain of these items. We intend to defend these matters vigorously, however, the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that we have accrued. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.
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
     We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international service revenues were $159.6 million for the first half of 2010. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues and receivables, purchases, payroll and investments. We also have a significant amount of foreign currency operating income and net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk because we incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. While we have entered into foreign currency offsetting option positions that allow the Company partially to hedge certain short-term translation exposures in Indian rupee and British pound sterling currency, and may in the future enter into foreign currency exchanges swaps and purchases as well as sales of foreign currency options, we will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge foreign currencies. There is no guarantee that such hedging activity will be effective or that our financial condition will not be negatively impacted by the currency exchange rate fluctuations of the Indian rupee versus the U.S. dollar. Costs for our delivery of services, including labor, could increase as a result of the decrease in value of the U.S. dollar against the Indian rupee, affecting our reported results.

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
     Jerry A. Greenberg, our former Co-Chairman of the Board of Directors and Chief Executive Officer of the Company, and J. Stuart Moore, our former Co-Chairman of the Board of Directors and Co-Chief Executive Officer and current member of our Board of Directors, own, in the aggregate, approximately 21% of our outstanding common stock as of August 2, 2010. As a result, they have the ability to substantially influence and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.
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

SAPIENT CORPORATION
PART II. OTHER INFORMATION
Item 6. Exhibits

3.1	Second Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Certificate for Shares of Common Stock, $.01 par value, of the Company (3)

10.1*	Amendment to 1998 Stock Incentive Plan

10.2*	Alan J. Herrick Restricted Stock Units Agreement

10.3*	Form of Restricted Stock Units Agreement for Employees

10.4*	Form of Restricted Stock Units Agreement for Directors (Initial Grant)

10.5*	Form of Restricted Stock Units Agreement for Directors (Annual Grant)

31.1*	Certification of Alan J. Herrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Alan J. Herrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from Sapient Corporation on Form 10-Q for the quarterly period ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated and Condensed Statements of Operations, (ii) the Consolidated and Condensed Balance Sheets, (iii) the Consolidated and Condensed Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Exhibits filed herewith.

(1)	Incorporated herein by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 000-28074).

(2)	Incorporated herein by reference to the Company’s Form 8-K, filed February 10, 2009.

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-12671).
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Alan J. Herrick Alan J. Herrick	President and Chief Executive Officer (Principal Executive Officer)	August 5, 2010

/s/ Joseph S. Tibbetts, Jr. Joseph S. Tibbetts, Jr.	Chief Financial Officer (Principal Financial Officer)	August 5, 2010