Form 10-Q
period 2010-09-30
SAPIENT CORP
filed 2010-11-04
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2010
Common Stock, $0.01 par value per share	136,481,926 shares

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
	(Unaudited)
	(In thousands, except
	per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$189,928	$195,678
Marketable securities, current portion	—	16,082
Restricted cash, current portion	439	393
Accounts receivable, less allowance for doubtful accounts of $347 and $610 at September 30, 2010 and December 31, 2009, respectively	121,158	111,987
Unbilled revenues	66,500	47,426
Deferred tax assets, current portion	22,657	27,616
Prepaid expenses and other current assets	29,905	24,893

Total current assets	430,587	424,075
Marketable securities, net of current portion	1,258	1,362
Restricted cash, net of current portion	2,265	2,308
Property and equipment, net	35,196	29,229
Purchased intangible assets, net	18,981	23,061
Goodwill	78,362	76,004
Deferred tax assets, net of current portion	35,733	33,521
Other assets	6,853	5,359

Total assets	$609,235	$594,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,620	$19,238
Accrued compensation	60,635	49,147
Accrued restructuring costs, current portion	3,819	3,727
Deferred revenues, current portion	15,368	19,544
Other current accrued liabilities	62,196	55,855

Total current liabilities	164,638	147,511
Accrued restructuring costs, net of current portion	405	2,994
Deferred tax liabilites, net of current portion	1,566	1,579
Other long-term liabilities	19,677	16,634

Total liabilities	186,286	168,718

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 136,900,380 and 133,272,997 shares issued at September 30, 2010 and December 31, 2009, respectively	1,369	1,333
Additional paid-in capital	549,225	583,291
Treasury stock, at cost, 458,664 and 444,418 shares at September 30, 2010 and December 31, 2009, respectively	(2,466)	(2,316)
Accumulated other comprehensive loss	(9,816)	(12,626)
Accumulated deficit	(115,363)	(143,481)

Total stockholders’ equity	422,949	426,201

Total liabilities and stockholders’ equity	$609,235	$594,919

     The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Service revenues	$217,057	$165,541	$600,631	$455,434
Reimbursable expenses	11,525	6,919	30,375	19,942

Total gross revenues	228,582	172,460	631,006	475,376

Operating expenses:
Project personnel expenses	148,003	114,219	415,115	316,336
Reimbursable expenses	11,525	6,919	30,375	19,942

Total project personnel expenses and reimbursable expenses	159,528	121,138	445,490	336,278
Selling and marketing expenses	9,298	8,055	28,170	22,471
General and administrative expenses	38,443	30,207	110,821	84,325
Restructuring and other related charges	34	2,518	448	4,821
Amortization of purchased intangible assets	1,301	1,681	4,127	3,446
Acquisition costs and other related charges	—	1,110	111	2,783

Total operating expenses	208,604	164,709	589,167	454,124

Income from operations	19,978	7,751	41,839	21,252
Interest and other income, net	942	652	2,487	2,467

Income before income taxes	20,920	8,403	44,326	23,719
Provision for income taxes	6,645	2,470	16,208	5,692

Net income	$14,275	$5,933	$28,118	$18,027

Basic net income per share	$0.11	$0.05	$0.21	$0.14

Diluted net income per share	$0.10	$0.04	$0.20	$0.14

Weighted average common shares	132,774	128,582	131,517	127,530
Weighted average dilutive common share equivalents	6,469	6,739	6,796	4,185

Weighted average common shares and dilutive common share equivalents	139,243	135,321	138,313	131,715

     The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$28,118	18,027
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) recognized on disposition of fixed assets	240	(42)
Unrealized loss on financial instruments	167	61
Realized gain on investments	(132)	(103)
Depreciation expense	11,910	12,035
Amortization of purchased intangible assets	4,127	3,446
Deferred income taxes	2,761	1,702
Provision for doubtful accounts, net	—	829
Stock-based compensation expense	13,924	10,928
Changes in operating assets and liabilities:
Accounts receivable	(9,454)	8,681
Unbilled revenues	(18,835)	(3,226)
Prepaid expenses and other current assets	(6,612)	(12,770)
Sales of trading marketable securities	16,425	—
Other assets	(1,381)	1,085
Accounts payable	1,104	3,680
Accrued compensation	1,334	(21,076)
Accrued restructuring costs	(2,457)	242
Deferred revenues	(4,166)	(838)
Other accrued liabilities	3,435	(5,898)
Other long-term liabilities	2,775	954

Net cash provided by operating activities	43,283	17,717

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(3,163)	(14,169)
Purchases of property and equipment and capitalization of internally developed software costs	(15,019)	(6,930)
Sales and maturities of available-for-sale marketable securities	881	3,796
Cash received on financial instruments, net	535	298
Restricted cash	(27)	(130)

Net cash used in investing activities	(16,793)	(17,135)

Cash flows from financing activities:
Principal payments under capital lease obligations	(62)	(8)
Proceeds from credit facilities	3,050	—
Proceeds from stock option and purchase plans	5,943	911
Dividends paid on common stock	(46,832)	—

Net cash (used in) provided by financing activities	(37,901)	903

Effect of exchange rate changes on cash and cash equivalents	5,661	4,844

(Decrease) increase in cash and cash equivalents	(5,750)	6,329
Cash and cash equivalents, at beginning of period	195,678	169,340

Cash and cash equivalents, at end of period	$189,928	$175,669

Supplemental Cash Flow Information:
Non-cash investing transaction:
Contingent earnout consideration associated with acquisition	$2,371	$2,363

Issuance of common stock associated with acquisition of Nitro Ltd.	$—	$11,800

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
1. Basis of Presentation
     The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
     In the first quarter of 2010, the Company realigned its North America and Europe business units and internal reporting systems to better align its services with its business and operational strategy. As such, the results of operations in Note 10, Segment Information, reflect the Company’s current business units: SapientNitro (new), Sapient Global Markets (new) and Sapient Government Services. SapientNitro is our customer experience business that combines multi-channel marketing, multi-channel commerce and the technology that binds them to help clients grow their businesses and create brand advocates. Sapient Global Markets provides advisory, analytics, technology, and operations solutions to today’s evolving financial and commodity markets. Sapient Government Services provides consulting, technology, and marketing services to a wide array of U.S. governmental agencies. Interim 2009 segment information has been recast to conform to the current structure. The Company has reclassified $2.1 million in expense from centrally managed functions to direct expenses for the three months ended September 30, 2009 in Note 10, Segment Information, in order to conform to current presentation.
     During the third quarter of 2010, the Company identified errors totaling $0.8 million in the recording of project personnel expenses and reimbursable expenses of which approximately $0.4 million understated income in the fourth quarter of 2009. The remaining errors were spread across multiple quarters with no other quarter impact being greater than $0.1 million. The Company recorded a reduction to project personnel expenses of $0.8 million in the third quarter of 2010 to correct the error. Management has concluded that the impact of these errors is not material to the affected prior periods or the three and nine months ended September 30, 2010.
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
     The Company acquired a deferred consideration obligation of $8.0 million. The obligation is denominated in a foreign currency. Pursuant to the purchase agreement, the seller agreed to indemnify the Company for payments in excess of $8.0 million. The Company paid $4.6 million in the fourth quarter of 2009 and $3.2 million in 2010 to settle this obligation. At September 30, 2010 the Company had a deferred consideration obligation of $1.3 million, offset by an indemnification asset of $1.1 million.
     The former shareholders of Nitro could have received additional consideration of up to $3.0 million, which was contingent on certain financial performance conditions during the twelve month period from October 1, 2009 to September 30, 2010, and was payable in either cash or stock at the Company’s discretion. Nitro did not achieve the prescribed performance targets and as a result the Company did not record a liability as of the acquisition date and as of September 30, 2010. Furthermore, if Nitro’s financial performance did not meet certain minimum revenue thresholds for the twelve months ended June 30, 2010, the Company could have clawed-back shares from the former shareholders of Nitro. Nitro’s financial performance met the prescribed target and the Company did not record an asset for this contingency. The Company clawed back 14,246 shares from the seller to satisfy a $0.2 million indemnification asset during the quarter. The following unaudited, pro forma information assumes the Nitro acquisition occurred at the beginning of the periods presented (in thousands, except per share amounts):

Nine Months Ended
September 30,
2009
(unaudited)
Service revenues	$479,739

Net income	$12,264

Basic net income per share	$0.10

Diluted net income per share	$0.09

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
     Pursuant to the agreement, DCG could earn additional consideration subject to achieving certain operating objectives in years one, two and three, ending March 31, 2009, 2010 and 2011, respectively. The year one operating objectives were partially achieved and, as a result, the Company paid approximately $5.6 million in contingent consideration in 2009 which comprised $2.4 million in stock and $3.2 million in cash. The Company determined the amount of contingent consideration due to achievement of year two performance objectives was $2.4 million, which was paid by issuing 235,744 common shares during the second quarter of 2010. The maximum potential future consideration for the year three performance objectives, to be resolved over the next year, is £6.0 million (approximately $9.5 million at September 30, 2010 exchange rate) payable in cash or common stock. As the DCG acquisition was completed in 2008, it is accounted for as a business combination under the purchase method. Accordingly, any future contingent consideration payments will result in an increase in goodwill at the time the contingent consideration is earned.
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
3. Marketable Securities, Put Right and Fair Value Disclosures
Marketable Securities and Put Right
     At September 30, 2010 the estimated fair value of the Company’s marketable securities classified as available-for-sale securities was $1.3 million. At December 31, 2009 the estimated fair value of the Company’s marketable securities classified as available-for-sale securities and trading securities were $2.1 million and $15.3 million, respectively. The Company sold, at amortized cost, $16.4 million of ARS classified as trading securities and $0.1 million of auction rate securities (“ARS”) classified as available-for-sale during the first nine months of 2010.
     The following tables summarize the Company’s marketable securities (in thousands):

	Available-for-Sale Securities as of September 30, 2010
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Long-term:
Auction rate securities	$1,400	$—	$(142)	$1,258

	Available-for-Sale Securities as of December 31, 2009
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Long-term:
Auction rate securities	$1,500	$—	$(138)	$1,362
Short-term:
Money market fund deposits	940	—	(186)	754

Total	$2,440	$—	$(324)	$2,116

	Trading Securities as of December 31, 2009
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Short-term:
Auction rate securities	$16,425	$—	$(1,097)	$15,328

     The Company’s available-for-sale and trading securities are ARS . As of September 30, 2010 all of the Company’s available-for-sale ARS have been in an unrealized loss position for more than twelve months. The Company’s trading ARS were stated at fair value at December 31, 2009.
     Using a discounted cash flow analysis, the Company has assessed that the fair value of its ARS classified as available-for-sale securities is $142,000 less than their amortized cost at September 30, 2010 compared to $138,000 less than amortized cost at December 31, 2009. The Company has recorded the change in valuation, a loss of $4,000, in the “accumulated other comprehensive loss” section on its consolidated and condensed balance sheets. The Company does not intend to sell its ARS classified as available-for-sale until a successful auction occurs and these ARS investments are liquidated at amortized cost, nor does the Company expect to be required to sell these ARS before a successful auction occurs.
     At December 31, 2009 the amortized cost of the Company’s investment in the Primary Fund, a mutual fund that suspended redemptions, was $0.8 million. Due to events in 2009 that limited the liquidity of this investment the Company recorded an impairment of $0.2 million in 2009. In January 2010 the Company received the remaining $0.8 million balance.
     The following table reconciles the total other-than-temporary impairment losses to other-than temporary losses reflected in earnings for the Company’s available-for-sale securities for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Total other-than-temporary losses	$—	$—	$(4)	$(324)
Less: portion of loss recognized in other comprehensive loss	—	—	(4)	(119)

Net impairment losses recognized in earnings	$—	$—	$—	$(205)

     At December 31, 2009 the Company recorded its ARS classified as trading securities at their amortized cost. The fair value of the ARS classified as trading securities was $1.1 million less than their amortized cost. The Company recorded the change in the other-than-temporary impairment in “interest and other income, net.” All of the Company’s ARS classified as trading securities were held with UBS, one of the Company’s brokers. On November 5, 2008 the Company accepted an offer from UBS which provided the Company with rights, the “Put Right”, to sell UBS its ARS investments at par at any time during a two-year period beginning June 30, 2010. The Put Right was initially measured at its fair value and changes in fair value of the Put Right were reflected in earnings. As the Company exercised the Put Right on June 30, 2010 — and on July 1, 2010 sold at amortized cost the remaining $6.8 million held with UBS as of June 30, 2010, back to UBS — the Put Right no longer held any significant value and the Company recorded the change in fair value of the Put Right, a loss of $1.1 million compared to its valuation as of December 31, 2009, in “interest and other income, net”. This loss was offset by a $1.1 million gain in fair value on the UBS ARS compared to their valuation as of December 31, 2009 as they were all sold at amortized cost.
     Actual maturities of our marketable securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Gross realized gains and losses on the sale of securities are calculated using the specific identification method, and were not material to the Company’s operations for the three and nine months ended September 30, 2010 and 2009.
Fair Value Disclosures
     The Company accounts for certain assets and liabilities at fair value. The following tables represent the Company’s fair value hierarchy for its cash equivalents, marketable securities, foreign exchange option contracts and acquired assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Financial assets:
Auction rate securities	$—	$—	$1,258	$1,258
Bank time deposits	—	71,770	—	71,770
Foreign exchange option contracts, net	—	223	—	223
Money market fund deposits	24,572	—	—	24,572
Indemnification assets acquired	—	—	1,078	1,078

Total	$24,572	$71,993	$2,336	$98,901

	Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts, net	$—	$236	$—	$236
Deferred consideration acquired	—	—	231	231
Other long-term liabilities acquired	—	—	1,395	1,395

Total	$—	$236	$1,626	$1,862

     In January 2010 the Financial Accounting Standards Board (“FASB”) issued guidance related to disclosures of fair value measurements. The guidance requires gross presentation of activity within the Level 3 measurement roll-forward (below) and details of transfers in and out of Level 1 and 2 measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. A change in the hierarchy of an investment from its current level will be reflected in the period during which the pricing methodology of such investment changes. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 will be made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2010.
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
     Level 3 assets consist of ARS investments structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can continue to hold the investments at par or sell the securities at auction provided there are willing buyers to make the auction successful. The ARS investments the Company holds are collateralized by student loans and municipal debt and have experienced failed auctions. Level 3 assets also include the following assumed, financial assets and liabilities as a result of the Nitro acquisition: (i) indemnification assets, (ii) deferred consideration and (iii) other long-term liability.
     The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets measured on a recurring basis for the nine months ended September 30, 2010 (in thousands):

	Level 3 Inputs
	Assets	Liabilities
Balance at December 31, 2009	$20,847	$5,736
Settlement of indemnification asset related to currency transaction loss on deferred consideration(1)	(1,079)	(1,079)
Settlement of other indemnification asset related to Nitro acquisition	(150)	—
Loss on increase in fair value of deferred consideration acquired included in acquisition costs and other related charges	—	36
Loss on increase in fair value of other long-term liability acquired included in general and administrative expenses	—	96
Payment of acquired deferred consideration(1)	—	(3,163)
Unrealized loss included in accumulated other comprehensive loss	(4)	—
Realized loss included in other income, net	(1,096)	—
Realized gain included in other income, net	1,096	—
Sales of marketable securities	(17,278)	—

Balance at September 30, 2010	$2,336	$1,626

(1)	Deferred consideration acquired in Nitro transaction is denominated in a foreign currency. Pursuant to the purchase agreement, the Company is indemnified against all currency transaction losses related to the deferred consideration. In the first nine months of 2010 the Company paid $3,163 and applied the $1,079 currency loss indemnification asset against the $4,437 accrued as of December 31, 2009.
     Included in the Company’s cash and cash equivalents balance of $189.9 million as of September 30, 2010, were $71.8 million of time deposits with maturities of less than or equal to 90 days and money market fund deposits of $24.6 million. Included in the Company’s cash and cash equivalents balance of $195.7 million as of December 31, 2009 were $56.2 million of time deposits with maturities of less than or equal to 90 days and money market fund deposits of $44.6 million.
4. Stock-Based Compensation
     The Company recorded $4.3 million and $3.8 million of stock-based compensation expense for the three months ended September 30, 2010 and 2009, respectively, and $13.9 million and $10.9 million for the nine months ended September 30, 2010 and 2009, respectively. Project personnel expenses, selling and marketing expenses and general and administrative expenses appearing in the consolidated and condensed statements of operations include the following stock-based compensation amounts (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Project personnel expenses	$2,844	$2,130	$7,948	$6,138
Selling and marketing expenses	(7)	305	844	1,128
General and administrative expenses	1,452	1,347	5,132	3,662

Total stock-based compensation	$4,289	$3,782	$13,924	$10,928

     Stock-based compensation expense capitalized related to individuals working on internally developed software was immaterial. The Company values restricted stock units (“RSUs”) based on performance conditions and RSUs contingent on employment based on the fair market value on the date of grant, which is equal to the quoted market price of the Company’s common stock on the date of grant.
     The Company recognizes stock-based compensation expense net of a forfeiture rate and recognizes expense for only those shares expected to vest on a straight-line basis over the requisite service period of the award when the only condition to vesting is continued employment. If vesting is subject to a market, vesting is based on the derived service period. The Company estimates its forfeiture rate based on its historical experience.
     During the first quarter of 2010, the Company granted a special dividend equivalent payment of $0.35 per RSU for each outstanding RSU award as of March 1, 2010, to be paid in shares when the underlying award vests. If the underlying RSU does not vest, the dividend equivalent is forfeited. As the dividend declared on outstanding RSUs is a modification of the original awards, the cost of the dividend equivalent will be recognized as stock-based compensation in the same manner the Company recognizes stock-based compensation for RSUs. The Company estimated the total additional stock-based compensation expense related to the special dividend equivalent on RSUs, net of forfeitures, to be approximately $2.0 million. This expense will be recognized through March 1, 2014, the amounts recorded in each period to be commensurate with the vesting of the underlying awards.
     During the second quarter, the Company granted RSU with service period and performance conditions to its Chief Executive Officer (“CEO”). Up to 150,000 units will vest on March 1, 2013 if the performance conditions are met. The performance conditions for 100,000 of the RSUs have vesting based on the Company achieving certain financial measures for the three year period ending December 31, 2012. The remaining 50,000 RSUs will vest if the CEO meets certain strategic objectives set by the Board of Directors over the same three year period.
     The following table summarizes activity relating to stock options under all stock option plans for the nine months ended September 30, 2010 (in thousands, except prices):

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding as of December 31, 2009	5,810	$12.55
Options exercised	(1,207)	$4.85
Options forfeited/cancelled	(925)	$45.38

Outstanding as of September 30, 2010	3,678	$6.82

Vested and expected to vest as of September 30, 2010	3,678	$6.82

Options exercisable as of September 30, 2010	3,674	$6.82

Aggregate intrinsic value of outstanding	$20,811
Aggregate intrinsic value of vested and expected to vest	$20,811
Aggregate intrinsic value of exerciseable	$20,802
     The aggregate intrinsic value of stock options exercised in the nine months ended September 30, 2010 and 2009 was $6.1 million and less than $1.0 million, respectively, determined at the date of exercise. As of September 30, 2010 there remained less than $0.1 million of compensation expense, net of estimated forfeitures related to non-vested stock options to be recognized as expense over a weighted average period of less than one year.
     The table below summarizes activity relating to RSUs for the nine months ended September 30, 2010 (in thousands, except prices):

	Number of Shares	Weighted
	Underlying	Average Grant
	Restricted Units	Date Fair Value
Unvested as of December 31, 2009	6,629	$6.23
Restricted units granted	2,687	$9.40
Restricted units vested	(2,580)	$6.55
Restricted units forfeited/cancelled	(260)	$6.91

Unvested as of September 30, 2010	6,476	$7.39

Expected to vest as of September 30, 2010	5,914	$7.39

     The weighted average grant date fair value of RSUs granted for the nine months ended September 30, 2010 and 2009 was $9.40 and $6.00, respectively. The aggregate intrinsic value of the RSUs vested in the nine months ended September 30, 2010 and 2009, was $26.8 million and $14.3 million, respectively. The intrinsic value of the non-vested RSUs, net of forfeitures, as of September 30, 2010, was $77.5 million. As of September 30, 2010 there remained $40.6 million of compensation expense related to non-vested RSUs to be recognized as expense over a weighted average period of approximately 2.8 years.
5. Net Income Per Share
     The following information presents the Company’s computation of basic and diluted net income per share for the periods presented in the consolidated and condensed statements of operations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
Net income	$14,275	$5,933	$28,118	$18,027
Basic net income per share:
Weighted average common shares outstanding	132,774	128,582	131,517	127,530

Basic net income per share	$0.11	$0.05	$0.21	$0.14

Diluted net income per share:
Weighted average common shares outstanding	132,774	128,582	131,517	127,530
Weighted average dilutive common share equivalents	6,469	6,739	6,796	4,185

Weighted average common shares and dilutive common share equivalents	139,243	135,321	138,313	131,715

Diluted net income per share	$0.10	$0.04	$0.20	$0.14

Anti-dilutive options and share based awards not included in the calculation	590	3,416	1,634	5,589

     Included in weighted average dilutive common share equivalents for 2010 are restricted shares associated with the Nitro acquisition. These shares are reflected in weighted average dilutive common share equivalents as they were contingent shares during the period presented.
6. Commitments and Contingencies
     The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims that have arisen in the course of its business and that have not been fully adjudicated in which the damages claimed under such actions, in the aggregate, total approximately $2.6 million as of September 30, 2010. The Company has accrued at September 30, 2010, approximately $0.7 million related to certain of these items. The Company intends to defend these matters vigorously, however the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has accrued. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.
7. Restructuring and Other Related Charges
2010 — Restructure Event
     In the first quarter of 2010, we consolidated our UK operations into one office space. As such, the Company restructured one lease which ends in March 2011. Estimated costs for the consolidation of facilities included contractual rental commitments and related costs. The Company recorded $0.8 million in restructuring expense in the first quarter of 2010. These charges were not recorded to a segment because they impacted areas of the business that supported the business units and are reflected in “Reconciling Items” in Note 10, Segment Information. The following table shows activity during the nine months ended September 30, 2010, related to the 2010 restructuring event (in thousands):

Facilities
2010 provision	$846
Cash utilized	(358)

Balance, September 30, 2010	$488

The remaining $0.5 million accrued restructuring as of September 30, 2010 is expected to be paid by March 2011.
2009 — Restructure Event
     In February 2009, in response to the impact of current global economic conditions on its demand environment, the Company implemented a restructuring plan to reduce its peoplecount during the first quarter of 2009. For the nine months ended September 30, 2009, 392 employees were terminated in connection with this restructuring plan and the Company recorded restructuring charges of $2.0 million in its consolidated and condensed statements of operations. These charges consisted of $1.9 million in employee cash severance payments and the remaining charges consisted of outplacement assistance fees and other associated costs. Of the $2.0 million restructuring charge, $1.2 million and $0.6 million were recorded to the Company’s SapientNitro and Sapient Global Markets operating segments. The remaining $0.2 million was not recorded to a segment because they impacted areas of the business that supported the business units and are reflected in “Reconciling Items” in Note 10, Segment Information. There were no amounts accrued for this restructuring event as of December 31, 2009.
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
     For the nine months ended September 30, 2010 the Company recorded a net restructuring benefit associated with the 2001, 2002 and 2003 events of approximately $0.4 million in its consolidated and condensed statements of operations principally related changes in the Company’s estimated operating expenses to be incurred and sub-lease income in connection with a previously restructured lease, which ends in 2011.
     For the nine months ended September 30, 2009, the Company recorded net restructuring and other related charges of approximately $2.8 million in its consolidated and condensed statements of operations principally related to one item. The item involved recording a restructuring charge associated with a change of estimated operating expenses to be incurred in connection with three previously restructured leases.
     The following table shows activity during the nine months ended September 30, 2010 related to 2001, 2002 and 2003 restructuring events (in thousands):

Facilities
Balance, December 31, 2009	$6,721
Benefits, net	(398)
Cash utilized	(2,587)

Balance, September 30, 2010	$3,736

     The total remaining accrued restructuring for the 2001, 2002 and 2003 events is $3.7 million at September 30, 2010 of which the cash outlay over the next 12 months is expected to be $3.3 million, and the remaining $0.4 million will be paid by November 2011.
8. Income Taxes
     For the three months ended September 30, 2010 the Company recorded an income tax provision of $6.6 million compared to $2.5 million in 2009. For the nine months ended September 30, 2010 and 2009, the Company recorded an income tax provision of $16.2 million and $5.7 million, respectively. Income tax is related to foreign, federal and state tax obligations. The increase is primarily due to a higher effective tax rate on the Company’s U.S. income because of the release of its valuation allowance on a substantial portion of its U.S. deferred taxes in the fourth quarter of 2009. Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2008 all of the Company’s U.S. deferred tax assets had a full valuation allowance of $112.1 million. Based upon operating results for the years immediately preceding and through December 31, 2009, as well as an assessment of expected future results of operations in the U.S., at December 31, 2009 the Company determined that it had become more likely than not that it would realize a substantial portion of its deferred tax assets in the U.S. As a result, the Company released its valuation allowances on a substantial portion of its U.S. deferred tax assets in the fourth quarter of 2009. On September 30, 2010 the Company continues to provide a valuation allowance against certain deferred tax assets for one of the Company’s European subsidiaries as the Company determined that it is more likely than not that the deferred tax assets may not be realized. At September 30, 2010 a valuation allowance remains on certain state tax net operating loss carry forwards, as well as a portion of the net operating loss carry forwards relating to certain stock-based compensation deductions. The Company continues to believe that deferred tax assets in various other foreign jurisdictions are more likely than not to be realized and, therefore, no valuation allowance has been recorded against these assets.
     The Company has gross unrecognized tax benefits, including interest and penalties, of approximately $10.4 million as of September 30, 2010 and $8.9 million as of December 31, 2009. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2010 and December 31, 2009 interest accrued was approximately $2.2 million and $1.6 million, respectively.
     The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. Although the Company believes its estimates are appropriate, the final determination of tax filings could result in favorable or unfavorable changes in an estimate. During the first nine months of 2010, a favorable determination resulted in a decrease to unrecognized tax benefits of $0.7 million. We anticipate the settlement of tax filings in the next twelve months and the expiration of the relevant statute of limitations could result in an additional decrease in unrecognized tax benefits between $0.4 million and $1.0 million.

9. Comprehensive Income
     The components of comprehensive income are presented below for the periods presented in the consolidated and condensed statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$14,275	$5,933	$28,118	$18,027
Foreign currency translation gain (loss)	8,889	(1,419)	2,814	9,208
Unrealized (loss) gain on available-for-sale securities	—	—	(4)	39

Comprehensive income	$23,164	$4,514	$30,928	$27,274

10. Segment Information
     The Company has discrete financial data by operating segments available based on its method of internal reporting, which disaggregates its operations. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance.
     Beginning in 2010, the Company realigned its North America and Europe business units and internal reporting systems to better align its services with the Company’s business and operational strategy. The new business units are: SapientNitro (new), Sapient Global Markets (new) and Sapient Government Services. As such, results by operating segment for the three and nine months ended September 30, 2009 have been recast to reflect the new business unit structure.
     The Company does not allocate certain marketing and general and administrative expenses to its business unit segments because these activities are managed separately from the business units. The Company allocated $1.2 million and $0.6 million of $2.0 million related to its first quarter 2009 reduction in workforce to the SapientNitro and Sapient Global Markets segments, respectively. The Company did not allocate the remaining $0.2 million of costs associated with the 2009 restructuring activity or any costs associated with the 2001, 2002, 2003 and 2010 restructuring events across its operating segments for internal measurement purposes, because the substantial majority of these restructuring costs impacted areas of the business that supported the business units and, specifically in the case of our 2001, 2002, 2003 and 2010 events, were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. Management does not allocate stock-based compensation to the segments for the review of results for the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM, and therefore, the Company has not disclosed asset information for each operating segment.
     The tables below present the service revenues and income before income taxes attributable to these operating segments for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service Revenues:
SapientNitro	$134,840	$103,380	$376,079	$288,116
Sapient Global Markets	69,135	51,984	188,431	140,863
Sapient Government Services	13,082	10,177	36,121	26,455

Total	$217,057	$165,541	$600,631	$455,434

Income Before Income Taxes:
SapientNitro	$41,359	$28,623	$106,339	$75,699
Sapient Global Markets	21,637	19,043	61,631	47,065
Sapient Government Services	3,732	3,619	10,130	7,658

Total reportable segments (1)	66,728	51,285	178,100	130,422
Less reconciling items (2)	(45,808)	(42,882)	(133,774)	(106,703)

Consolidated Income Before Income Taxes	$20,920	$8,403	$44,326	$23,719

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income before income taxes include the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Centrally managed functions	$41,126	$34,443	$117,952	$89,972
Restructuring and other related charges	34	2,518	448	3,033
Amortization of purchased intangible assets	1,301	1,681	4,127	3,446
Stock-based compensation expense	4,289	3,782	13,924	10,928
Interest and other income, net	(942)	(652)	(2,487)	(2,467)
Acquisition expense and other related charges	—	1,110	111	2,783
Unallocated expenses (a)	—	—	(301)	(992)

Total	$45,808	$42,882	$133,774	$106,703

(a)	Reflects stock-option restatement related benefits.
11. Geographic Data
     Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated and condensed statements of operations and the consolidated and condensed balance sheets (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service revenues:
United States	$128,315	$88,876	$352,265	$253,802
International	88,742	76,665	248,366	201,632

Total service revenues	$217,057	$165,541	$600,631	$455,434

	September 30,	December 31,
	2010	2009
Long-lived assets:
United States	$15,198	$14,844
International	19,998	14,385

Total long-lived assets (1)	$35,196	$29,229

(1)	Reflects net book value of the Company’s property and equipment
12. Goodwill and Purchased Intangible Assets
     As a result of the Company realigning its North America and Europe business units, creating two new business units, SapientNitro and Sapient Global Markets, the Company’s goodwill balance as of December 31, 2009 has been allocated among the new business units based on the business units’ relative fair value as estimated by the Company. The following is a summary of goodwill allocated to the Company’s business segments as of September 30, 2010 and December 31, 2009 (in thousands):

			Government
	North America	Europe	Services	Total
Balance as of December 31, 2009	$43,286	$32,718	$—	$76,004
Allocation to SapientNitro	(31,797)	(21,477)	—	(53,274)
Allocation to Sapient Global Markets	(11,489)	(11,241)	—	(22,730)

Balance after allocation	$—	$—	$—	$—

			Sapient
		Sapient Global	Government
	SapientNitro	Markets	Services	Total
Allocation of December 31, 2009 goodwill balance to new operating segments	$53,274	$22,730	$—	$76,004
Contingent consideration recorded during the period	—	2,371	—	2,371
Exchange rate effect	(4)	(9)	—	(13)

Goodwill as of September 30, 2010	$53,270	$25,092	$—	$78,362

     The following is a summary of intangible assets as of September 30, 2010, and December 31, 2009 (in thousands, the gross carrying amounts of local currency denominated purchased intangible assets are reflected at the respective balance sheet date exchange rate):

	September 30, 2010
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
Customer lists and customer relationships	$22,890	$(11,399)	$11,491
Non-compete agreements	8,539	(2,760)	5,779
Tradename	3,137	(1,426)	1,711

Total purchased intangible assets	$34,566	$(15,585)	$18,981

	December 31, 2009
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
Customer lists and customer relationships	$22,927	$(8,804)	$14,123
Non-compete agreements	8,554	(1,716)	6,838
Tradename	3,144	(1,044)	2,100

Total purchased intangible assets	$34,625	$(11,564)	$23,061

     Amortization expense related to the purchased intangible assets was $1.3 million and $1.7 million for the three months ended September 30, 2010 and 2009, respectively. Amortization expense related to the purchased intangible assets was $4.1 million and $3.4 million for the nine months ended September 30, 2010 and 2009, respectively. Please see Note 2, Acquisitions, for a discussion of contingent consideration recorded during the period related to DCG.
13. Foreign Currency Translation and Derivative Instruments
     Foreign exchange losses for the three months ended September 30, 2010 were $0.4 million and foreign exchange gains for the three months ended September 30, 2009 were $0.5 million. Foreign exchange losses of $1.2 million and foreign exchange gains of $0.3 million were recorded for the nine months ended September 30, 2010 and 2009, respectively. Foreign exchange gains and losses are included in general and administrative expenses in the consolidated and condensed statements of operations. These gains and losses were primarily related to intercompany foreign currency transactions that are of a short-term nature.
     Approximately 15% of the Company’s operating expenses for the nine months ended September 30, 2010 were denominated in Indian rupees. Approximately 20% and 5% of service revenues for the nine months ended September 30, 2010 were denominated in British pounds sterling and euros, respectively. As the Company has minimal associated revenues in Indian rupees, any movement in the exchange rate between the U.S. dollar and the rupee has a significant impact on its operating expenses and operating profit. Any significant movement in the exchange rate between the U.S. dollar and the British pound sterling and the U.S. dollar and the euro has a significant impact on the Company’s service revenues and operating income. The Company manages this exposure through a risk management program that partially mitigates its exposure to operating expenses denominated in the Indian rupee and operating margins denominated in the British pound sterling and the euro that includes the use of derivative financial instruments which are not designated as accounting hedges. The Company uses foreign exchange option contracts to partially protect its foreign currency exposure to: (i) Indian rupee denominated operating expenses against appreciation in the rupee relative to the U.S. dollar, (ii) British pound sterling denominated revenues against the appreciation of the U.S. dollar relative to the pound sterling and (iii) euro denominated revenues against the appreciation of the U.S. dollar relative to the euro. Currently, the Company enters into 30 day average rate instruments covering a rolling 90 day period with notional amounts of 350 million rupees (approximately $7.8 million), two million pounds sterling (approximately $3.2 million) and one million euros (approximately $1.4 million) per month. As these instruments are option collars that are settled on a net basis with the bank, the Company has not recorded the gross underlying notional amounts in its consolidated and condensed balance sheets as of September 30, 2010.
     The following table reflects the fair value of the Company’s derivative assets and liabilities on its consolidated and condensed balance sheets as of September 30, 2010 and December 31, 2009 (in thousands):

	Derivative Assets Reported in Other		Derivative Liabilities Reported in Other
	Current Assets		Current Accrued Liabilities
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Foreign exchange option contracts not designated	$223	$238	$236	$21

     Realized and unrealized losses on the Company’s foreign exchange option contracts are included in general and administrative expenses in the consolidated and condensed statements of operations. The following table shows the effect of realized and unrealized gains and losses, net, of the Company’s foreign exchange option contracts on its results of operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(Loss) gain on foreign exchange option contracts not designated	$(225)	$295	$367	$(179)

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
15. Debt
     In May 2010, Sapient Consulting Pvt. Limited (a subsidiary of the Company in India) entered into a $10,000,000 uncommitted revolving credit facility. The facility matures in May 2011 and can be used to finance working capital requirements, capital expenditures or any other purpose which may be permissible under local regulations. Borrowings in U.S. dollars bear interest at the six-month LIBOR plus 2%. Short-term loans denominated in Indian rupees are also permissible and bear interest at prevailing local borrowing rates, currently between 6.0% and 8.85%, dependant on the payback period selected at the time of borrowing. There are no covenants based on financial measures governing this facility. At September 30, 2010 the Company has two 30-day short-term loans outstanding. Both loans are at an interest rate of 8.2%. A loan for 100 million rupees (approximately $2.2 million) has a maturity date of October 25, 2010 and a loan for 40 million rupees (approximately $0.9 million) has a maturity date of October 29, 2010. These borrowings are reflected in other current accrued liabilities on the consolidated and condensed balance sheets.
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
     Selling prices are analyzed on an annual basis or more frequently if the Company experiences significant changes in selling prices. The adoption of ASU 2009-13 did not have a material effect on the recognition of service revenues during the three and nine months ended September 30, 2010. In addition, the retrospective application of ASU 2009-13 would not have a material effect on services revenues for the year ended 2009.
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
Summary of Results of Operations
     Our service revenues for the three months ended September 30, 2010 were $217.1 million, a 31% increase compared to service revenues for same period in 2009. Our service revenues for the nine months ended September 30, 2010 were $600.6 million, a 32% increase compared to service revenues for same period in 2009. The increase in service revenues is primarily due to an increase in demand for our services compared to 2009, and to a lesser extent, revenue from our acquisition of Nitro Ltd (“Nitro”). Nitro’s results of operations are reflected in ours as of July 1, 2009. During the first quarter of 2010 we realigned our North America and Europe business units and internal reporting systems to better align our services with our business and operational strategy. The new business units are: SapientNitro (new), Sapient Global Markets (new) and Sapient Government Services (see Segment Information).
     For the three months ended September 30, 2010 we reported income from operations of $20.0 million, a 158% increase, compared to $7.8 million for the same period in 2009. For the nine months ended September 30, 2010 we reported income from operations of $41.8 million, a 97% increase, compared to $21.3 million for the same period in 2009. The increase in operating income is due to the increase in demand for our services, our management of project personnel, sales and marketing, and general and administrative expenses and a reduction in restructuring and acquisition related charges..
     For the three months ended September 30, 2010 we reported net income of $14.3 million, a 141% increase, compared to $5.9 million for the same period in 2009. For the nine months ended September 30, 2010 we reported net income of $28.1 million, a 56% increase, compared to $18.0 million for the same period in 2009. The increase in service revenues and the fact that project personnel, sales and marketing and general and administrative expenses have remained consistent as a percentage of revenue is offset by a higher effective tax rate in 2010 compared to 2009. The reason for the increase in tax rate is the release of the Company’s valuation allowance on a substantial portion of its U.S. deferred tax assets in the fourth quarter of 2009.
     During the third quarter of 2010, we identified errors totaling $0.8 million in the recording of project personnel expenses and reimbursable expenses of which approximately $0.4 million understated income in the fourth quarter of 2009. The remaining errors were spread across multiple quarters with no other quarter impact being greater than $0.1 million. We recorded a reduction to project personnel expenses of $0.8 million in the third quarter of 2010 to correct the error. Management has concluded that the impact of these errors is not material to the affected prior periods or the three and nine months ended September 30, 2010.

Non-GAAP Financial Measures
     In our quarterly earnings press releases and conference calls we discuss two key measures that are not calculated according to generally accepted accounting principles (“GAAP”). The first non-GAAP measure is operating income, as reported on our consolidated and condensed statements of operations, excluding certain expenses and benefits, which we call “non-GAAP income from operations”. The second measure calculates non-GAAP income from operations as a percentage of reported services revenues, which we call “non-GAAP operating margin”. We believe that non-GAAP measures help illustrate underlying trends in our business, and use the measures to establish budgets and operational goals, communicated internally and externally, for managing our business and evaluating our performance. We exclude certain expenses from our non-GAAP operating income that we believe are not reflective of these underlying business trends or useful measures for determining our operational performance and overall business strategy. The following table reconciles income from operations as reported on our consolidated and condensed statements of operations to non-GAAP income from operations and non-GAAP operating margin for the three and nine months ended September 30, 2010 and 2009 (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service revenues	$217,057	$165,541	$600,631	$455,434

GAAP income from operations	$19,978	$7,751	$41,839	$21,252
Stock-based compensation expense	4,289	3,782	13,924	10,928
Restructuring and other related charges	34	2,518	448	4,821
Amortization of purchased intangible assets	1,301	1,681	4,127	3,446
Acquisition costs and other related charges	—	1,110	111	2,783
Stock-based compensation review and restatement benefit	—	—	(301)	(992)

Non-GAAP income from operations	$25,602	$16,842	$60,148	$42,238

GAAP operating margin	9.2%	4.7%	7.0%	4.7%
Effect of adjustments detailed above	2.6%	5.5%	3.0%	4.6%

Non-GAAP operating margin	11.8%	10.2%	10.0%	9.3%

     Non-GAAP income from operations increased in the three and nine months ended September 30, 2010 compared to 2009 due to the improvement in reported income from operations. Please see our Results of Operations section for a more detailed discussion and analysis of the excluded items.
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
     Selling prices are analyzed on an annual basis or more frequently if we experience significant changes in our selling prices. The adoption of ASU 2009-13 did not have a material effect on our recognition of service revenues during the three and nine months ended September 30, 2010. In addition, the retrospective application of ASU 2009-13 would not have a material effect on our services revenues for the year ended 2009.
Results of Operations
     The following table sets forth the percentage of our service revenues of items included in our consolidated and condensed statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Service revenues	100%	100%	100%	100%
Reimbursable expenses	5%	4%	5%	3%

Total gross revenues	105%	104%	105%	103%

Operating expenses:
Project personnel expenses	68%	69%	69%	69%
Reimbursable expenses	5%	4%	5%	3%

Total project personnel expenses and reimbursable expenses	73%	73%	74%	73%
Selling and marketing expenses	4%	5%	5%	5%
General and administrative expenses	18%	18%	18%	19%
Restructuring and other related charges	0%	2%	0%	1%
Amortization of purchased intangible assets	1%	1%	1%	1%
Acquisition costs and other related charges	0%	1%	0%	1%

Total operating expenses	96%	100%	98%	99%

Income from operations	9%	4%	7%	5%
Interest and other income, net	1%	0%	0%	0%

Income before income taxes	10%	5%	7%	5%
Provision for income taxes	3%	1%	3%	1%

Net Income	7%	4%	5%	4%

Three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009
Service Revenues
     Our service revenues for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended
	September 30,	September 30,		Percentage
	2010	2009	Increase	Increase
Service revenues	$217,057	$165,541	$51,516	31%

	Nine Months Ended
	September 30,	September 30,		Percentage
	2010	2009	Increase	Increase
Service revenues	$600,631	$455,434	$145,197	32%
     The increase in service revenues for the three months ended September 30, 2010 is primarily due to an increase in demand for our services compared to 2009. The following table compares our third quarter 2010 service revenues by industry sector to 2009 (in millions, except percentages):

				Percentage
	Three Months Ended September 30,			Increase /
Industry Sector	2010	2009	Increase	(Decrease)
Financial Services	$71.6	$53.0	$18.6	35%
Consumer, Travel & Automotive	68.7	42.1	26.6	63%
Technology & Communications	30.9	23.9	7.0	29%
Government, Health & Education	25.1	24.0	1.1	5%
Energy Services	20.8	22.5	(1.7)	-8%

Total	$217.1	$165.5	$51.6	31%

     The increases in all the sectors are due to an increase in demand for our services in these industries. The decrease in the Energy Services sector is due to a decrease in demand. In constant currency terms, service revenues increased 32% compared to the same period in 2009 as the U.S. dollar has appreciated in value against the local currencies in certain geographies our foreign subsidiaries operate in compared to the same period in 2009.
     The increase in demand across the majority of industry sectors caused our average project personnel peoplecount to increase 29% for the three months ended September 30, 2010 compared to the same period in 2009. Utilization represents the percentage of our project personnel’s time spent on billable client work. Our utilization of 75% was lower than the 80% rate we had for the same period in 2009. We also increased our use of external contractors and consultants by 18% compared to 2009 as demand for our services concentrated in specialized areas increased.
     Our five largest customers, in the aggregate, accounted for approximately 20% of our service revenues for the three months ended September 30, 2010 compared to 21% for the same period in 2009. No customer accounted for more than 10% of our service revenues. Our Long-Term and Retainer revenues were 46% of our service revenues for the three months ended September 30, 2010 compared to 43% for the same period in 2009. Long-Term and Retainer Revenue are revenue contracts with duration of at least twelve months, applications management and long-term support projects, which are cancelable.
     The increase in service revenues for the nine months ended September 30, 2010 is primarily due to an increase in demand for our services compared to 2009, and to a lesser extent, incremental revenue from our Nitro acquisition. The following table compares our service revenues by industry sector for the nine months ended September 30, 2010 and 2009 (in millions, except percentages):

	Nine Months Ended September 30,			Percentage
Industry Sector	2010	2009	Increase	Increase
Financial Services	$191.4	$153.7	$37.7	25%
Consumer, Travel & Automotive	182.7	103.0	79.7	77%
Technology & Communications	86.3	72.3	14.0	19%
Government, Health & Education	79.0	66.9	12.1	18%
Energy Services	61.2	59.5	1.7	3%

Total	$600.6	$455.4	$145.2	32%

     The increases in the Financial Services, Government, Health and Education, Technology and Communications, and Energy Services sectors are due to an increase in demand for our services in these industries. The increase in the Consumer, Travel, and Automotive sector was due to an increase in demand for our services and revenue from our Nitro acquisition. In constant currency terms, service revenues increased 31% compared to the same period in 2009 as the U.S. dollar has depreciated in value against the local currencies in certain geographies our foreign subsidiaries operate in compared to the same period in 2009.
     The increase in demand across all industry sectors caused our average project personnel peoplecount to increase 29% for the nine months ended September 30, 2010 compared to the same period in 2009. Our utilization of 76% was lower than the 78% rate we had for the same period in 2009. We also increased our use of external contractors and consultants by 21% compared to 2009 as demand for our services concentrated in specialized areas increased.
     Our five largest customers, in the aggregate, accounted for approximately 20% of our service revenues for the nine months ended September 30, 2010 compared to 22% for the same period in 2009. No customer accounted for more than 10% of our service revenues. Our Long-Term and Retainer revenues were 45% of our service revenues for the nine months ended September 30, 2010 compared to 42% for the same period in 2009.
Project Personnel Expenses
     Project personnel expenses consist principally of salaries and employee benefits for personnel dedicated to client projects, external contractors and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense we incur in providing our services. Our project personnel expenses for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended
	September 30,	September 30,	Increase/	Percentage
	2010	2009	(Decrease)	Increase
Project personnel expenses	$148,003	$114,219	$33,784	30%
Project personnel expenses as a percentage of service revenues	68%	69%	(1 point)

	Nine Months Ended
	September 30,	September 30,		Percentage
	2010	2009	Increase	Increase
Project personnel expenses	$415,115	$316,336	$98,779	31%
Project personnel expenses as a percentage of service revenues	69%	69%	—
     The increase for the three months ended September 30, 2010 was primarily due to the increase in project personnel peoplecount. Compensation expense increased $29.3 million due to the increase in peoplecount. Use of external contractors and consultants increased $3.1 million due to an increase in demand for our services in specialized areas. The remaining increase was due to increases in various other project personnel expenses.
     The increase in project personnel expenses for the nine months ended September 30, 2010 was also due to the increase in peoplecount and, to a lesser extent, incremental expense from Nitro. Compensation expense increased $81.8 million due to the increase in peoplecount and Nitro. Use of external contractors and consultants increased $9.7 million due to an increase in demand for our services in specialized areas. The remaining increase was due to increases in various other project personnel expenses.
Selling and Marketing Expenses
     Selling and marketing expenses consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses. Our selling and marketing expenses for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended
	September 30,	September 30,	Increase/	Percentage
	2010	2009	(Decrease)	Increase
Selling and marketing expenses	$9,298	$8,055	$1,243	15%
Selling and marketing expenses as a percentage of service revenues	4%	5%	(1 point)

	Nine Months Ended
	September 30,	September 30,		Percentage
	2010	2009	Increase	Increase
Selling and marketing expenses	$28,170	$22,471	$5,699	25%
Selling and marketing expenses as a percentage
of service revenues	5%	5%	—
     The increase for the three months ended September 30, 2010 in sales and marketing expenses was primarily due to costs incurred to support the 31% increase in service revenues, and to a lesser extent an increase in sales and marketing peoplecount. Compensation expense increased $1.1 million due to increases in peoplecount. External consultant expense increased $1.0 million due to the increase in service revenues as this required more general sales support in addition to costs associated with specific projects that required the use of external consultants. These increases were offset by a $0.3 million decrease in stock-based compensation expense, due to forfeitures, and a decrease in various other selling and marketing expenses.
     The increase for the nine months ended September 30, 2010 in sales and marketing expenses was also due to costs incurred to support the 32% increase in service revenues, and an increase in sales and marketing peoplecount. External consultant expense increased $2.5 million and travel expense increased $0.5 million due to the increase in service revenues as this required more general sales support. Compensation expense increased $2.3 million, primarily due to an increase in selling and marketing peoplecount. A $0.3 million decrease in stock-based compensation expense was offset by an increase in various other sales and marketing expenses.
General and Administrative Expenses
     General and administrative expenses relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses. Our general and administrative expenses for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended
	September 30,	September 30,		Percentage
	2010	2009	Increase	Increase
General and administrative expenses	$38,443	$30,207	$8,236	27%
General and administrative expenses as a percentage
of service revenues	18%	18%	—

	Nine Months Ended
	September 30,	September 30,	Increase/	Percentage
	2010	2009	(Decrease)	Increase
General and administrative expenses	$110,821	$84,325	$26,496	31%
General and administrative expenses as a percentage of service revenues	18%	19%	(1 point)
     The increase for the three months ended September 30, 2010 was due to multiple factors: (i) facilities expenses increased $2.4 million due to the opening of a new office in India in the first quarter of 2010, (ii) compensation expense increased $1.6 million due to an increase in general and administrative peoplecount (iii) employment agency fees increased $0.7 million due to the overall increase in peoplecount for the Company, as total employees increased from approximately 7,800 in the second quarter of 2010 to over 8,500 in the current period, (iv) a currency loss of $0.4 million was recognized in 2010 and a currency gain of $0.5 million was recognized in 2009 as currency rates fluctuated on our short-term transactions, (v) travel costs increased $0.9 million as the Company recognized greater transportation costs due to an increased peoplecount, (vi) insurance costs increased $1.0 million as the Company recognized greater insurance costs due to an increased peoplecount. The remaining difference was due to increases in various other general and administrative expenses.
     The increase for the nine months ended September 30, 2010 was due to multiple factors: (i) facilities expenses increased $7.4 million due to the acquisition of Nitro, opening a new office in India in the first quarter of 2010 and our move to new office space in the United Kingdom in the second quarter of 2009, (ii) external consultant expenses increased $2.9 million due to internal projects and supporting our staffing efforts, (iii) compensation expense increased $5.7 million due to an increase in general and administrative peoplecount, including Nitro, (iv) employment agency fees increased $1.8 million due to the overall increase in peoplecount for the Company, as total employees increased compared to 2009, (v) legal fees increased $1.4 million, (vi) stock-based compensation expense increased $1.5 million primarily related to the Nitro acquisition and (vii) foreign exchange losses of $1.2 million were recognized in 2010 compared to a gain of $0.3 million in 2009. For a discussion of our exposure to exchange rates see “Item 7a. Quantitative and Qualitative Disclosures About Market Risk”. The remaining increase was due to increases in various other general and administrative expenses.
Restructuring and Other Related Charges
     Restructuring and other related charges were immaterial for the three months ended September 30, 2010 compared to $2.5 million during the same period in 2009. The Company recorded the $2.5 million charge for the three months ended September 30, 2009 as a result of a change in estimated sub-lease income associated with one previously restructured lease, which ends in 2011. Restructuring and other related charges decreased $4.4 million for the nine months ended September 30, 2010 compared to the same period in 2009. The reason for the decrease for the nine months ended September 30, 2010 was due to the first quarter of 2009 reflecting $2.0 million in expense associated with a reduction in workforce as a result of the global economic downturn in 2009 and the $2.5 million charge as a result of a change in estimated sub-lease income recorded in the third quarter of 2009.
Amortization of Intangible Assets
     Amortization of intangible assets consists of non-compete and non-solicitation agreements, customer lists, and tradenames acquired in business combinations. Amortization expense related to intangible assets was $1.3 million and $4.1 million for the three and nine months ended September 30, 2010, respectively, compared to $1.7 million and $3.4 million for the same periods in 2009. The expense for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 decreased as certain intangible assets from previous acquisitions have been fully amortized. The expense for the nine months ended September 30, 2010 compared to the same period in 2009 increased due to the amortization of intangible assets acquired in the Nitro acquisition.
Acquisition Costs and Other Related Charges
     Acquisition costs and other related charges are costs are associated with third-party professional services we incur related to our evaluation process of potential acquisition opportunities. Though we may incur acquisition costs and other related charges it is not indicative that any transaction will be consummated. Acquisition costs and other related expenses were zero and $0.1 million for the three and nine months ended September 30, 2010, respectively, compared to $1.1 million and $2.8 million for the same periods in 2009. The decrease is due to the Nitro acquisition which was completed in 2009.
Interest and Other Income, Net
     Interest and other income are derived primarily from investments in bank time deposits, money market funds, commercial paper and auction rate securities. Our interest and other income, net for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended
	September 30,	September 30,		Percentage
	2010	2009	Increase	Increase
Interest and other income, net	$942	$652	$290	44%

	Nine Months Ended
	September 30,	September 30,		Percentage
	2010	2009	Increase	Increase
Interest and other income, net	$2,487	$2,467	$20	1%
     Interest and other income increased for the three and nine months ended September 30, 2010 compared to the same period in 2009 due to higher interest income. This increase in interest income is due to an increase in local interest rates on our foreign currency cash and equivalents and higher average cash balances for the three and nine months ended September 30, 2010.
Provision for Income Taxes
     For the three and nine months ended September 30, 2010, we recorded an income tax provision of $6.6 million and $16.2 million, respectively, compared to $2.5 million and $5.7 million for the same period in 2009. Our income tax is related to foreign, federal and state tax obligations. The increase is primarily due to a higher tax expense rate on our U.S. income due to the release of our valuation allowance on a substantial portion of our U.S. deferred taxes in the fourth quarter of 2009. Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2008 all of our U.S. deferred tax assets had a full valuation allowance of $112.1 million. Based upon our operating results for the years immediately preceding and through December 31, 2009, as well as an assessment of our expected future results of operations in the U.S., at December 31, 2009 we determined that it had become more likely than not that we would realize a substantial portion of our deferred tax assets in the U.S. As a result, we released our valuation allowances on a substantial portion of our U.S. deferred tax assets in the fourth quarter of 2009. On September 30, 2010 we continue to provide a valuation allowance against certain deferred tax assets for one of our European subsidiaries as we determined that it is more likely than not that the deferred tax assets may not be realized. The establishment of valuation allowance against certain European deferred tax assets also contributed to a higher tax provision for the three and nine months ended September 30, 2010, though to a lesser extent than the 2009 aforementioned release of our valuation allowance against U.S. deferred tax assets. At September 30, 2010 a valuation allowance remains on certain state tax net operating loss carry forwards, as well as a portion of the net operating loss carry forwards relating to certain stock-based compensation deductions. We continue to believe that deferred tax assets in various other foreign jurisdictions are more likely than not to be realized and, therefore, no valuation allowance has been recorded against these assets.
     We have gross unrecognized tax benefits, including interest and penalties, of approximately $10.4 million as of September 30, 2010 and $8.9 million as of December 31, 2009. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of our effective tax rate. We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2010 interest accrued was approximately $2.2 million.
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
     Beginning in 2010, we realigned our North America and Europe business units and internal reporting systems to better align our services with our business and operational strategy. The new business units are: SapientNitro (new), Sapient Global Markets (new) and Sapient Government Services. As such, results by operating segment for the three and nine months ended September 30, 2009 have been recast to reflect the new business unit structure.
     We do not allocate certain marketing and general and administrative expenses to our business unit segments because these activities are managed separately from the business units. We allocated $1.2 million and $0.6 million of $2.0 million related to our first quarter 2009 reduction in workforce to our SapientNitro and Sapient Global Markets segments, respectively. We did not allocate the remaining $0.2 million in costs associated with our 2009 restructuring activity or any costs associated with our 2001, 2002, 2003 and 2010 restructuring events across our operating segments for internal measurement purposes because the substantial majority of these restructuring costs impacted areas of the business that supported the business units and, specifically in the case of our 2001, 2002, 2003 and 2010 events, were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. Management does not allocate stock-based compensation to the segments for the review of results for the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM, and therefore, the Company has not disclosed asset information for each operating segment.
     The tables below present the service revenues and income before income taxes attributable to these operating segments for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service Revenues:
SapientNitro	$134,840	$103,380	$376,079	$288,116
Sapient Global Markets	69,135	51,984	188,431	140,863
Sapient Government Services	13,082	10,177	36,121	26,455

Total	$217,057	$165,541	$600,631	$455,434

Income Before Income Taxes:
SapientNitro	$41,359	$28,623	$106,339	$75,699
Sapient Global Markets	21,637	19,043	61,631	47,065
Sapient Government Services	3,732	3,619	10,130	7,658

Total reportable segments (1)	66,728	51,285	178,100	130,422
Less reconciling items (2)	(45,808)	(42,882)	(133,774)	(106,703)

Consolidated Income Before Income Taxes	$20,920	$8,403	$44,326	$23,719

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income before income taxes include the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Centrally managed functions	$41,126	$34,443	$117,952	$89,972
Restructuring and other related charges	34	2,518	448	3,033
Amortization of purchased intangible assets	1,301	1,681	4,127	3,446
Stock-based compensation expense	4,289	3,782	13,924	10,928
Interest and other income, net	(942)	(652)	(2,487)	(2,467)
Acquisition expense and other related charges	—	1,110	111	2,783
Unallocated expenses (a)	—	—	(301)	(992)

Total	$45,808	$42,882	$133,774	$106,703

(a)	Reflects stock-option restatement related benefits.
     The increase in SapientNitro service revenues for the three and nine months ended September 30, 2010 was primarily due to an increase in demand for our services in the majority of the industry sectors we operate in and, to a lesser extent for the nine months ended September 30, 2010, revenues from our Nitro acquisition. The following table compares SapientNitro service revenues by industry sector for the three and nine months ended September 30, 2010 compared to the same periods in 2009 (in millions, except percentages):

				Percentage
	Three Months Ended September 30,		Increase /	Increase /
Industry Sector	2010	2009	(Decrease)	(Decrease)
Consumer, Travel & Automotive	$68.7	$42.1	$26.6	63%
Technology & Communications	30.9	23.9	7.0	29%
Financial Services	20.9	19.4	1.5	8%
Government, Health & Education	12.0	13.9	(1.9)	-14%
Energy Services	2.3	4.1	(1.8)	-44%

Total	$134.8	$103.4	$31.4	30%

				Percentage
	Nine Months Ended September 30,		Increase /	Increase /
Industry Sector	2010	2009	(Decrease)	(Decrease)
Consumer, Travel & Automotive	$182.7	$103.0	$79.7	77%
Technology & Communications	86.3	72.3	14.0	19%
Financial Services	57.1	59.1	(2.0)	-3%
Government, Health & Education	42.8	40.5	2.3	6%
Energy Services	7.1	13.2	(6.1)	-46%

Total	$376.0	$288.1	$87.9	31%

     For the three months ended September 30, 2010 increase in sector service revenues was primarily due to an increase in demand in these sectors, while decreases were due to decreased demand. For the nine months ended September 30, 2010, service revenues in the Consumer, Travel and Automotive sector increased due to an increase in demand for our services and incremental revenue from Nitro. Service revenues in the Energy Services and Financial services sectors decreased due to a decrease in demand for our services. The increase in revenues for the remaining sectors was due to an increase in demand for our services. In constant currency terms, SapientNitro services revenues increased 31% for the three months ended September 30, 2010 and 29% for the nine months ended September 30, 2010 compared to 2009. The overall increase in demand for our services contributed to SapientNitro’s average project personnel peoplecount increasing compared to 2009.
     The increase in Sapient Global Markets’ revenue for the three and nine months ended September 30, 2010 was due to an increase in demand for our service compared to 2009. The following table compares Sapient Global Markets service revenues by industry sector for the three and nine months ended September 30, 2010 compared to the same periods in 2009 (in millions, except percentages):

	Three Months Ended September 30,			Percentage
Industry Sector	2010	2009	Increase	Increase
Financial Services	$50.7	$33.6	$17.1	51%
Energy Services	18.5	18.4	0.1	1%

Total	$69.2	$52.0	$17.2	33%

	Nine Months Ended September 30,			Percentage
Industry Sector	2010	2009	Increase	Increase
Financial Services	$134.3	$94.6	$39.7	42%
Energy Services	54.1	46.3	7.8	17%

Total	$188.4	$140.9	$47.5	34%

     The increase in both industry sectors was due to an increase in demand for our services. In constant currency terms, Sapient Global Markets service revenues increased 35% for the three months ended September 30, 2010 and 33% for the nine months ended September 30, 2010 compared to 2009. The increase in demand for our services contributed to Sapient Global Markets’ average project personnel peoplecount increasing compared to the same period in 2009.
     Service revenues for our Sapient Government Services operating segment increased during the three and nine months ended September 30, 2010 compared to the same periods in 2009 due to an increase in demand for our services in this segment. The increased demand contributed to Sapient Government Services’ average project personnel peoplecount increasing compared to the same period in 2009.
Operating Income by Operating Segments
     SapientNitro’s operating income increased as a percentage of related service revenues to 31% for the three months ended September 30, 2010 compared to 28% for 2009. The increase is primarily due to a decrease in consultant expense as a percentage of revenue compared to 2009. SapientNitro’s operating income increased as a percentage of revenue to 28% for the nine months ended September 30, 2010 compared to 26% for 2009. The increase was primarily due to the growth in revenues in addition to management of certain direct expenses and keeping consultant usage constant, in dollars, compared to 2009.

     Sapient Global Markets’ operating income decreased as a percentage of related service revenues to 31% for the three months ended September 30, 2010 compared to 37% for 2009. The decrease is primarily due to an increase in consultant usage as a percentage of revenue compared to 2009 as demand for our services in specialized areas increased. Sapient Global Markets’ operating income as a percentage of related service revenue remained constant at 33% for the nine months ended September 30, 2010 and 2009.
     Sapient Government Services’ operating income decreased as a percentage of related service revenues for the three and nine months ended September 30, 2010 compared to 2009 due to an increase in consultant usage in the current quarter.
Liquidity and Capital Resources
     We invest our excess cash predominantly in money market funds, time deposits with maturities of less than or equal to 90 days and other cash equivalents. At September 30, 2010 we had approximately $193.9 million in cash, cash equivalents, restricted cash and marketable securities, compared to $215.8 million at December 31, 2009.
     We have approximately $2.7 million with various banks as collateral for letters of credit and performance bonds and have classified this cash as restricted on our consolidated and condensed balance sheet at September 30, 2010.
     Cash provided by operating activities was $43.3 million for the nine months ended September 30, 2010. This resulted from net income, the addition of non-cash charges and the sale of $16.4 million in trading marketable securities. These increases in operating cash flow were offset by increases in unbilled revenues and accounts receivable. The increase in unbilled revenues is due to an increase in revenues derived from time and materials arrangements, which we discuss below, and the timing of achieving certain project milestones. Cash provided by operating activities increased compared to the same period in 2009 due to lower bonus payment of prior year bonuses — as bonuses based on 2009 results were lower than those paid in the first quarter of 2009 which were based on 2008 results — and, to a lesser extent, sales of trading marketable securities.
     Days sales outstanding (“DSO”) is calculated based on actual nine months of total revenue and period end receivables, unbilled and deferred revenue balances. Our DSO increased 3% to 68 days for the third quarter of 2010 as compared to our DSO of 66 days as of December 31, 2009. DSO increased primarily due to the increase in unbilled revenues, specifically the timing of achieving certain project milestones and an increase in the percentage of revenue derived from time and materials arrangements. Time and materials arrangements have longer billing cycles than fixed-price contracts, which increase DSO. Approximately 56% of our services revenue for the first nine months of 2010 was derived from time and materials arrangements as compared to 53% for the fourth quarter of 2009. We expect our unbilled revenues to be short-term in nature, with a majority being billed within 90 days.
     Cash used by investing activities was $16.8 million for the nine months ended September 30, 2010. This was due to $3.2 million in payments of deferred consideration related to the Nitro acquisition and $15.0 million in capital expenditures and the costs of internally developed software. These uses of cash were offset by $0.8 million in redemptions of available-for-sale marketable securities and the receipt of $0.5 million on our hedge positions. Cash used by investing activities decreased slightly compared to the same period in 2009. The current period reflected more capital expenditures, primarily related to build-out costs for a new India unit (discussed below) while the majority of investing activities in 2009 were for our Nitro acquisition.
     Cash used by financing activities was $37.9 million for the nine months ended September 30, 2010 as a result of a $46.8 million special dividend payment on all outstanding common stock as of March 1, 2010 as a return of capital to shareholders. This was offset by $5.9 million in proceeds associated with the issuance of common stock for stock option exercises and $3.1 million in proceeds from our credit facility. The difference between the financing activities in the current period compared to the same period in 2009 is the dividend payment. In addition, we entered into a $10.0 million revolving credit facility in India, which matures in May 2011, to finance the build-out of a new India unit in a Special Economic Zone (“SEZ”) which is eligible for a five year, 100% tax holiday. Management concluded that this short-term credit facility was the most efficient financing method available.
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
     We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $2.6 million and various administrative audits, each of which have arisen in the ordinary course of our business. We have an accrual at September 30, 2010, of approximately $0.7 million related to certain of these items. We intend to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that we have previously accrued.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. Should the interest rate fluctuate by 10%, the change in value of our marketable securities would not have been material as of September 30, 2010 and our interest income would not have changed by a material amount for the three months ended September 30, 2010.
     During the quarter we sold $6.8 million, at amortized cost, of our ARS classified as trading marketable securities and $0.1 million classified as available-for-sale. As of September 30, 2010 we held, at fair value, $1.3 million in ARS classified as available-for-sale. We do not intend to sell the remaining $1.4 million (amortized cost) in ARS classified as available-for-sale until a successful auction occurs, nor do we believe that we will be required to sell these securities at less than amortized cost before a successful auction occurs. The inability to liquidate our remaining ARS may have a material impact on our income and results of operations.
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
For the three months ended September 30, 2010, approximately 41% of our revenues and approximately 57% of our operating expenses were denominated in foreign currencies, as compared to 46% and 55%, respectively, during the same period in 2009. For the nine months ended September 30, 2010, approximately 41% of our revenues and approximately 56% of our operating expenses were denominated in foreign currencies, as compared to 44% and 55%, respectively, during the same period in 2009. In addition, 54% of our assets and 57% of our liabilities were subject to foreign currency exchange fluctuations at September 30, 2010 as compared to 49% and 47% for our assets and liabilities, respectively, at December 31, 2009. We also have assets and liabilities in certain entities that are denominated in currencies other than the entity’s functional currency.
     Approximately 15% of our operating expenses for the nine months ended September 30, 2010 were denominated in Indian rupees. Because we have minimal associated revenues in Indian rupees, any movement in the exchange rate between the U.S. dollar and the Indian rupee has a significant impact on our operating expenses and operating profit. Approximately 20% of our service revenues for the nine months ended September 30, 2010 are denominated in the British pound sterling. Any movement in the exchange rate between the U.S. dollar and the British pound has a significant impact on our revenues and operating income. Approximately 5% of our service revenues for the nine months ended September 30, 2010 are denominated in the euro. Any movement in the exchange rate between the U.S. dollar and the euro has a significant impact on our revenues and operating income. We manage this exposure through a risk management program that partially mitigates our exposure to operating expenses denominated in the Indian rupee and operating margins denominated in the British pound sterling and the euro, and that includes the use of derivative financial instruments which are not designated as accounting hedges. As of September 30, 2010 we had option contracts outstanding in the notional amount of approximately $24.8 million ($15.6 million for our Indian rupee contracts, $6.4 million for our British pound sterling contracts and $2.8 million for our euro contracts). Because these instruments are option collars that are settled on a net basis with the bank, we have not recorded the gross underlying notional amounts in our assets and liabilities as of September 30, 2010. The following table details our net realized and unrealized gains/losses on these option contracts for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(Loss) gain on foreign exchange option contracts not designated	$(225)	$295	$367	$(179)

     We also performed a sensitivity analysis of the possible loss that could be incurred on these contracts as a result of movements in the Indian rupee. Changes of 10%, 15% and 20% of the underlying average exchange rate of our unsettled Indian rupee positions as of September 30, 2010 would result in maximum losses on these positions of $0.7 million, $1.3 million, and $1.9 million, respectively. Changes of 10%, 15% and 20% of the underlying average exchange rate of our unsettled British pound sterling positions as of September 30, 2010 would result in maximum losses on these positions of $0.2 million, $0.3 million, and $0.4 million, respectively. Changes of 10%, 15% and 20% of the underlying average exchange rate of our unsettled euro positions as of September 30, 2010 would result in maximum losses on these positions of $0.1 million, $0.2 million, and $0.2 million, respectively. Positions expire in October and November of 2010 and therefore, any losses in respect to these positions after September 30, 2010 would be recognized in the three months ending December 31, 2010.
     For additional quantitative and qualitative disclosures about market risk affecting Sapient, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness, as of September 30, 2010, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on our evaluation our CEO and CFO have concluded that our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     No changes in our internal control over financial reporting occurred during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims that have arisen in the course of our business and that have not been fully adjudicated in which the damages claimed under such actions, in the aggregate, total approximately $2.6 million as of September 30, 2010. We have accrued at September 30, 2010, approximately $0.7 million related to certain of these items. We intend to defend these matters vigorously, however, the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that we have accrued. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.
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
     We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international service revenues were $248.4 million for the first nine months of 2010. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues and receivables, purchases, payroll and investments. We also have a significant amount of foreign currency operating income and net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk because we incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. While we have entered into foreign currency offsetting option positions that allow the Company partially to hedge certain short-term translation exposures in Indian rupee, British pound sterling and euro currency, and may in the future enter into foreign currency exchanges swaps and purchases as well as sales of foreign currency options, we will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge foreign currencies. There is no guarantee that such hedging activity will be effective or that our financial condition will not be negatively impacted by the currency exchange rate fluctuations of the Indian rupee versus the U.S. dollar. Costs for our delivery of services, including labor, could increase as a result of the decrease in value of the U.S. dollar against the Indian rupee, affecting our reported results.
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
     Jerry A. Greenberg, our former Co-Chairman of the Board of Directors and Chief Executive Officer of the Company and current member of our Board of Directors, and J. Stuart Moore, our former Co-Chairman of the Board of Directors and Co-Chief Executive Officer and current member of our Board of Directors, own, in the aggregate, approximately 21% of our outstanding common stock as of November 1, 2010. As a result, they have the ability to substantially influence and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.
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

SAPIENT CORPORATION
PART II. OTHER INFORMATION
Item 6. Exhibits

3.1	Second Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Certificate for Shares of Common Stock, $.01 par value, of the Company (3)

10.1	Employment Agreement between Sapient GmbH and Dr. Christian Oversohl dated August 27, 2010 (4)

31.1*	Certification of Alan J. Herrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Alan J. Herrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from Sapient Corporation on Form 10-Q for the quarterly period ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated and Condensed Statements of Operations, (ii) the Consolidated and Condensed Balance Sheets, (iii) the Consolidated and Condensed Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Exhibits filed herewith.

(1)	Incorporated herein by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 000-28074).

(2)	Incorporated herein by reference to the Company’s Form 8-K, filed February 10, 2009.

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-12671).

(4)	Incorporated herein by reference to the Company’s Form 8-K, filed September 2, 2010.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Alan J. Herrick Alan J. Herrick	President and Chief Executive Officer (Principal Executive Officer)	November 4, 2010
/s/ Joseph S. Tibbetts, Jr. Joseph S. Tibbetts, Jr.	Chief Financial Officer (Principal Financial Officer)	November 4, 2010