Form 10-K
period 2010-12-31
SAPIENT CORP
filed 2011-02-25
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑

As of June 30, 2010 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.2 billion based on the closing sale price as reported on the Nasdaq Global Select Stock Market. Solely for purposes of the foregoing calculation, “affiliates” are deemed to consist of each officer and director of the registrant, and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 18, 2011

Common Stock, $0.01 par value per share	137,014,605 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2011 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

SAPIENT CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2010

		Page

Item 1.	Business	1
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	Removed and Reserved	17
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 8.	Financial Statements and Supplementary Data	44
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	91
Item 9A.	Controls and Procedures	91
Item 9B.	Other Information
Item 10.	Directors, Executive Officers and Corporate Governance	92
Item 11.	Executive Compensation	93
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	93
Item 13.	Certain Relationships and Related Transactions, and Director Independence	94
Item 14.	Principal Accounting Fees and Services	94
Item 15.	Exhibits and Financial Statement Schedules	95
Signatures		96
EX-10.29
EX-10.30
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Annual Report, including those related to our cash and liquidity resources and our cash expenditures related to dividend payments and restructuring, as well as any statements other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Annual Report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and

i

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

ii

PART I

Item 1.	Business

General

Sapient Corporation (“Sapient” or the “Company”) 1 is a global services company that helps clients leverage marketing and technology to transform their businesses. We provide the following services that enable our clients to gain a competitive advantage and succeed in an increasingly-digital, customer-centric world. We do this through three main divisions: SapientNitro, Sapient Global Markets, and Sapient Government Services.

SapientNitro (formerly Sapient Interactive and Nitro Ltd.) is a leading integrated marketing and technology services group. We provide brand and marketing strategy and analytics, creative services, Web design and technology development, media buying and planning, search engine marketing, commerce solutions, emerging media expertise (including social media, mobile applications, and digital signage), and traditional advertising services. Through this group, we combine multi-channel marketing and commerce, and the technology that binds them, to influence customer behavior across the spectrum of our clients’ communication channels, resulting in deeper, more meaningful relationships between customers and brands.

Sapient Global Markets provides integrated advisory, program management, analytics, technology and operations services to leaders in today’s capital and commodity markets. We provide a full range of capabilities to help clients in investment banking, investment management and commodities, as well as intermediaries and government, grow and enhance their businesses, create robust and transparent infrastructure, manage operating costs, and foster innovation throughout their organizations. We also leverage our unique perspective, full capabilities, global reach and disciplined execution to enable our clients to succeed in these dynamic markets.

Sapient Government Services is a leading provider of consulting, technology, and marketing services to a wide array of U.S. governmental agencies. Focused on driving long-term change and transforming the citizen experience, we use technology and communications to help agencies become more accessible and transparent. With a track record of delivering mission-critical solutions and the ability to leverage commercial best practices, we serve as trusted advisors to government agencies such as the Federal Bureau of Investigation, Library of Congress, National Institutes of Health and United States Department of Homeland Security.

Founded in 1990 and incorporated in Delaware in 1991, Sapient maintains a strong global presence with offices and over 9,000 employees in North America, Europe and the Asia-Pacific region, including India. Our headquarters and executive offices are located at 131 Dartmouth Street, Boston, Massachusetts 02116, and our telephone number is (617) 621-0200. Our stock trades on the Nasdaq Global Select Market under the symbol “SAPE.” Our Internet address is http://www.sapient.com. Material contained on our website is not incorporated by reference into this Annual Report.

Our clients consist of leading Global 2000 and other companies within the following industries in which we have extensive expertise (our “industry sectors”): financial services, technology and communications, consumer, travel and automotive, energy services and government, health and education. We also provide services to federal government clients within the U.S. and to provincial and other governmental entities in Canada and Europe.

Integral to our service capabilities is our Global Distributed Delivery (“GDD”) model, which enables us to perform services on a continuous basis, through client teams located in North America, Europe and the Asia-Pacific region, including India. Our GDD model involves a single, coordinated effort between development teams in a remote location (typically highly-skilled business, technology, and creative specialists in our Gurgaon, Bangalore, and Noida India offices) and development and client teams in North America, Europe, the Asia-Pacific region and India. To work effectively in this globally-distributed environment, we have developed extensive expertise and processes in coordinating project management and implementation efforts among the various development teams that we deploy to enable continuous project work. Through our GDD model, we believe that we deliver greater value to our clients at a competitive cost and in an accelerated timeframe. In addition to solution design and

1 Unless the context otherwise requires, references in this Annual Report to “Sapient,” the “company,” “we,” “us” or “our” refer to Sapient Corporation and its wholly-owned subsidiaries.

implementation, many of our long-term engagement and outsourcing relationships leverage our longstanding GDD execution model.

We derive Long Term and Retainer Revenues from many client relationships. Long Term and Retainer Revenues are revenues from contracts with durations equal to or greater than twelve months, or contracts in which our clients have chosen us as an exclusive provider, for retainer-based, capacity, applications management and other services. In 2010, Long Term and Retainers Revenues represented 46% of our global services revenues, compared to 44% in 2009 and 43% in 2008. Further, in 2010 our five largest clients accounted for approximately 19% of our revenues in the aggregate, compared to 21% and 24% in 2009 and 2008. No client accounted for more than 10% of our revenues in 2010, 2009 or 2008.

We provide our services under fixed-price, time and materials and retainer contracts. We price our work based on established rates that vary according to our professionals’ experience levels, roles and geographic locations. Under our time and materials arrangements, we charge for our actual time and expenses incurred on an engagement. These arrangements may include an estimated fee range or a cap on our total fees. Under the latter circumstances, we assume the risk that we have correctly estimated the timeframe and level of effort required to complete any deliverables within the allotted fee cap.

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

Under our retainer contracts, we charge our clients a fixed fee in exchange for providing a defined team of consultants, for a defined number of hours, to perform marketing, creative and other services at our clients’ direction. These arrangements are designed to afford our clients flexibility to engage us for myriad services as and when needed and, therefore, do not typically include defined scope or deliverables. Additionally, as our fees and level of effort are fixed in advance, should our clients choose not to use all level of effort allotted to them under the contract, we nonetheless charge and are entitled to receive our full fixed fee. Conversely, while we are contractually obligated to provide a specified number of hours of retainer service under each retainer contract, our clients may demand hours in excess of the contractually allotted amount. Under those circumstances, our retainer contracts typically include provisions that enable our clients to purchase additional hours of service on a time and materials basis fee basis.

Segment Information

Beginning in 2010, we realigned our North America and Europe business into three operating segments: SapientNitro, Sapient Global Markets and Sapient Government Services. Further information about these operating segments, including a presentation of financial information, is located in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 in the Notes to Consolidated Financial Statements included in this Annual Report. The principal risks and uncertainties facing our business, operations and financial condition are discussed in Part I, Item 1A in this Annual Report.

Each of our Sapient Nitro and Sapient Global Markets operating segments includes globally-based professionals and, with respect to Sapient Government Services, professionals based in the United States. Within each operating segment, we focus our sales and delivery efforts on clients within our industry sectors. Through this global, industry sector-specific focus, we have developed an extensive understanding of our clients’ markets that enables us to skillfully address the market dynamics and business opportunities that our clients face. This understanding also enables us to identify and focus on critical areas to help our clients grow, perform, and innovate.

Acquisitions

In the past few years we have acquired certain businesses to enhance and/or complement our service offerings.

On July 1, 2009, we acquired 100% of the outstanding shares of NITRO Group Ltd. (“Nitro”), a global advertising network operating across North America, Europe, Australia and Asia. The acquisition added approximately 300 employees and was integrated into our SapientNitro operating segment. We acquired Nitro to leverage its traditional advertising services with our digital commerce and marketing technology services.

On August 6, 2008, we acquired 100% of the outstanding shares of Derivatives Consulting Group Limited (“DCG”), a London-based international financial advisory firm that is a provider of derivatives consulting and outsourcing services. The DCG acquisition added approximately 200 employees and was integrated into our Sapient Global Markets operating segment.

Our Services

SapientNitro

SapientNitro services include integrated marketing and creative services, Web and interactive development, traditional advertising, media planning and buying, strategic planning and marketing analytics, commerce and content technologies, and business applications. These capabilities are applied to solve our clients’ most challenging business problems. We integrate creative marketing concepts with technology tools and platforms to build brand experiences designed to acquire new customers and increase demand, create profitable customer relationships and build brand awareness and loyalty.

Integrated Marketing and Creative Services

We conceive, design, develop and deliver seamlessly integrated, highly measurable, multi-channel marketing and commerce experiences that are as efficient as they are engaging. Our marketing and creative services consist of:

•	Visual concept, design and implementation via multiple media;

•	Brand building and direct response programs, audience segmentation and profiling strategies;

•	Customer loyalty strategies;

•	Customer relationship strategy and implementation;

•	Customer lead generation and management; and

•	Integrated advertising campaigns.

Our strategic and creative capabilities span the entire spectrum of interactive and traditional media and include brand and marketing strategy and analytics, paid and natural search advertising, targeted email advertising campaigns, third party banner advertisement campaigns, print and television advertising, and viral marketing initiatives.

Additionally, we offer our clients BridgeTrack®, a proprietary advertising campaign tracking and measurement software application that enables customers to measure the effectiveness of an online campaign in real-time and, in turn, improve results at the earliest possible phase of their campaigns by re-allocating marketing dollars across those marketing channels that are generating the best return on investment. BridgeTrack® generates real-time reporting and optimization of advertising campaigns across multiple media channels, including advertising via email, website displays/banner ads and internet natural search advertising. Through BridgeTrack®, our clients see how consumers react to their online marketing campaigns — whether, for example, consumers ultimately decide to buy the client’s offerings, even if the consumers make a purchase at a later date.

Web & Interactive Development

We conceive, develop and implement world class, award-winning websites and applications for our clients. Our services include user interface design and development, site design and development, custom application development, user research and testing, content management and technology development and implementation, and quality assurance testing. As digital channels expand beyond the Web, we have applied our strategy, design, and development services to new digital platforms, such as mobile phones, tablet devices, kiosks, touch-screen displays, and digital signage.

Traditional Advertising

We integrate our interactive marketing services with award-winning off-line media capabilities. Our services include brand strategy, copywriting, advertising work, and production for print, radio, and television campaigns. By combining the best of traditional advertising with an expansive mix of interactive and emerging technology expertise, our traditional advertising not only creates and engineers highly relevant experiences, it helps accelerate business growth and fuels brand advocacy by eliminating the operational silos that often block business success.

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

Strategic Planning & Marketing Analytics

We provide our clients a broad array of strategic planning services that are intended to maximize returns on their marketing initiatives investments. We combine our deep business and technology expertise to analyze how products, brands and consumers interact and the role that current and emerging technologies play in this relationship. Additionally, we apply expertise in marketing analytics to collect, analyze and report on online consumer behavior and insights, and assist our clients to develop successful online marketing strategies and campaigns. Our array of strategic planning and marketing analytics services includes brand strategy development, consumer and market research (primary and secondary), advertising message content and medium strategy development, internet and blogosphere analytics (researching and analyzing what social networking websites and blogs say about our clients) and coordination, and management of mixed media (e.g., online and print media).

Commerce & Content Technologies

We apply our substantial knowledge and expertise in marketing technologies to help our clients achieve their business goals. Our marketing technologies services include e-commerce platform selection and implementation, content management customization and implementation, the building of marketing asset management platforms, selection and implementation of advertising campaign management systems, application integration and research, and implementation of emerging technologies.

We also devise content, collaboration, commerce and IT strategies that improve our clients’ competitive position and performance, as well as the value they realize from their IT portfolio. We apply our substantial expertise in diverse technologies and our understanding of each client’s business issues to design solutions that align, and create a roadmap for the achievement of, the client’s business objectives. Our areas of content, collaboration, commerce and IT strategy expertise include:

•	Business process consulting;

•	E-business & digital strategy;

•	IT governance & advisory services; and

•	Program management office.

Business Applications

Our substantial industry expertise and understanding of our clients’ customers, partners, competitors and processes enable us to rapidly define user requirements and gain alignment among client executives, chief marketing officers, chief information officers, chief technology officers and other client stakeholders concerning the design of mission-critical business applications. Additionally, we apply our expertise in business processes, enabling technologies and applications, and user-centered design to create and implement business and technology solutions that achieve substantial returns on our clients’ IT investments. Our primary areas of software development expertise are:

•	Business applications;

•	Customer relationship solutions;

•	Custom & package applications; and

•	Web solutions.

Sapient Global Markets

Sapient Global Markets operates in key centers relevant to the global capital and commodity markets, including New York, London, Zurich, Chicago, Houston, Amsterdam, Singapore, Boston, Toronto and Calgary.

Within Sapient Global Markets we have created a number of practices, designed to enable us to align our services directly with the manner in which our clients do business, and to focus on key areas of need within their operations. Our practice areas include:

•	Derivative Platforms;

•	Energy & Commodity;

•	Market Initiatives and Infrastructure;

•	Order Management Systems (OMS) / Execution Management Systems (EMS) Platforms;

•	Portfolio Accounting;

•	Trade and Transaction Reporting;

•	Trade Documentation;

•	Valuation and Risk Analytics; and

•	Visualization.

Additionally, we offer a full set of services that enable us to provide capabilities across the full project lifecycle — from concept to delivery. These service lines are:

Advisory

Our Advisory service line studies and develops best practices in business processes and technology architecture to develop industry-leading solutions throughout the trade and client management lifecycle within our clients’ businesses. Our business analysts, system architects and designers are, in many cases, former practitioners and, thus, apply real-world experience when customizing solutions for our clients. We focus on the following core capabilities within Advisory:

•	Strategy alignment & roadmap;

•	Subject matter expertise;

•	Organizational design and change management;

•	Process model definition;

•	Process & architecture definition; and

•	User experience & interface design.

Program Management

Within our Program Management service line we ensure that our clients’ programs are successfully managed from inception to completion. Our service lines operate independently or together, to provide full lifecycle capabilities across all stages of a project. We perform strategic planning, enterprise architecture development, program management, and IT governance services for large-scale, multi-vendor initiatives to ensure on-time, on-budget delivery of solutions that provide the right results for our clients.

Some of the capabilities of our Program Management service line include:

•	Program management (PMO);

•	Technology project management;

•	Agile methodology consulting;

•	Governance model definition;

•	Project benchmarking and reporting; and

•	Project & program diagnosis and turnaround.

Analytics

Our Analytics service line comprises industry leaders in areas such as portfolio valuation as well as assessing market, credit and operational risk management techniques. Key engagements of this group have included helping clients value and manage their portfolios to meet increased regulatory requirements, and benchmarking the trade lifecycle processes of the largest investment banks in the world in support of their commitments to operational excellence made to government regulators. Our current offerings include:

•	Quantitative methodologies;

•	Audits & process reviews;

•	Benchmark-driven roadmaps; and

•	Trade & portfolio evaluation.

Technology

Our Technology service line, in conjunction with our Advisory service line, designs, develops, integrates, supports and tests software solutions for the most critical functions of today’s capital and commodity market participants. Our capabilities range from GDD-enabled custom software development and third-party system integration for our clients. We also maintain core expertise in all of today’s most relevant technology platforms and uniquely instill our people with industry-leading business knowledge to ensure that we create technology solutions with the full context of the business environment embedded into our solutions. Our specific capabilities include:

•	Architecture & technical design;

•	System selection & implementation;

•	Custom software development;

•	Systems integration;

•	Data architecture & management;

•	Quality assurance (QA) & testing services; and

•	Application maintenance & support.

Operations

Our Operations service line designs, implements, executes and enables offshore delivery of some of the most difficult trading and risk management processes within the global markets arena. Bolstered by our 2008 acquisition of London-based DCG, we have a unique understanding of the global markets industry through our combination of deep industry expertise, customized outsourcing methodology and ability to innovate solutions to some of the day’s most pressing trade management issues. Representative work includes master agreement negotiation, confirmation reconciliation, settlement calculation, collateral management, and clearing. Further, we have worked at the center of several of the largest bank mergers in recent history, developing and implementing plans for integrating two entities into one.

Additionally, in 2009, we launched a major initiative to take our industry-leading onshore process capabilities and offer the same solutions to clients leveraging our offshore capabilities in India. We developed a unique methodology for transitioning these processes, and several of our clients have begun applying this methodology to shift substantial portions of their operations offshore to our offices in Gurgaon and Bangalore. Our expertise in complex areas such as derivatives has enabled our clients to consider higher-order processes for outsourcing than previously possible. Further, by co-locating our technology and process activities in India, we have developed important new solutions and capabilities for our clients, including the automation of complex processes in a single, unified environment.

Capabilities within our Operations service line include:

•	Process analysis & optimization;

•	Testing services;

•	Outsourced operations;

•	Operations staff support;

•	Merger & divesture support;

•	Trade documentation support;

•	Middle-office; and

•	Outsourcing.

We pride ourselves on our record of attracting, training and retaining the highest quality professionals available in the market. In 2006 we developed the unique “Institute of Trading and Risk Management,” a four-month course for incoming staff designed to provide grounding in the processes and technologies supporting the clients and industries we serve.

Sapient Government Services

Sapient Government Services offers a robust suite of high-value capabilities to U.S. government clients including program management; solution delivery; strategy; and communications outreach. We help U.S. Government agencies to optimize and align technology, programs, and systems, while solving our clients’ most challenging problems.

Program Management

We ensure that our clients’ programs are successfully managed from inception to completion. We perform strategic planning, enterprise architecture development, program management, and IT governance services for large-scale, multi-vendor initiatives to ensure on-time, on-budget delivery of solutions that provide the right results for our clients.

Solution Delivery

We design, develop, and deliver innovative IT and marketing solutions for our government clients. We rapidly prototype new solutions and integrate critical business processes and information for our clients. Through systems engineering, we rationalize IT infrastructures to reduce cost and complexity while retiring legacy infrastructures, streamlining existing systems, and incorporating the best commercial products.

Strategy

We help our clients to identify, establish, and execute changes to their strategic missions. We provide knowledge management, mission needs analysis, requirements and design services to enable users to streamline their business processes, tools, and metrics; enhance productivity and effectiveness; and enable continuous improvement. We employ our expertise to transform strategic intent into actionable plans for implementing client strategies.

Communications and Outreach

We help our public sector clients to communicate and collaborate with key stakeholders and constituents. We develop communications strategies that align our clients’ stakeholders and business users’ buy-in to ensure their needs are considered in program and system design. Our propriety Fusion workshops help our clients validate their proposed approach, gather requirements, and design effective project roadmaps. Additionally, we provide marketing services that help the government better communicate and connect to citizens across all channels and to improve the overall citizen experience.

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

Alliances

We focus on building the right results for our clients’ businesses. To support this focus, we work closely with alliance partners to develop industry-leading solutions that we can deliver to meet our clients’ needs. We have established global partnerships are with industry leaders and include Adobe, IBM, Microsoft, Google, Oracle, Hybris, Endeca, Autonomy Interwoven, SDL Tridion and Jive Software. We have a skilled knowledge base in their products to help our clients solve their business challenges through technology. Further, we have formed “Centers of Excellence,” comprising dedicated, globally-distributed teams with deep application knowledge and a proven track record in implementing solutions based on Sapient’s strategic partner technologies. Through our expert knowledge and commitment to collaboration, we help our clients identify and implement faster the right solutions at lower overall costs.

Our alliances with leading technology and services companies help us rapidly deliver high-performance business and technology solutions. We frequently recommend the use of pre-engineered components from our alliance partners to deliver the rapid business value our clients need. Our alliance relationships, and the solutions that we derive from these relationships, are structured in a manner to ensure that we deliver to our clients solutions that will be sustainable and provide long-term value.

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

Additionally, we have a dedicated global industry analyst relations team that maintains ongoing relationships with leading industry analysts such as Gartner, Forrester, Aite and Celent. These relationships are integral to our business and help ensure that a core set of focused analysts maintain a good understanding of our offerings and positioning to help us drive innovative and creative solutions to the marketplace. These research analysts also manage related market research and advisory sessions that help identify market and technology trends for our clients and our internal business teams.

The Sapient Approach

Our unique consulting methodology, Sapient Approach, is designed to address the biggest problems that most companies face when pursuing business-enabling marketing, technology and other initiatives: the majority of projects never finish, are completed late or over budget, lack promised capabilities, or contain unused functionality. We employ a collaborative, agile/lean-based delivery approach, in which we develop and release in an iterative manner usable components of a deliverable, thus enabling our clients to review, validate and commence use of work product throughout the life cycle of a project, rather than await the end of the project to realize the project’s full benefits.

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

Sapient Approach also enables us to commit to delivering our marketing services and other solutions within the price and schedule that we have promised to our clients, and to create solutions that bring together business, user, creative and technology requirements to solve our clients’ business problems. We design these solutions to deliver tangible business value to clients, including increased revenues, reduced costs and more effective use of assets.

Additionally, Sapient Approach integrates a creative methodology to design and create user experiences that are useful, usable and compelling. Our creative approach is highly iterative, and integrates input from a wide range of perspectives and disciplines. This approach is highly scalable, and evolves based upon whether the creative output is intended to be a marketing campaign, a social media initiative, a website customer experience, a mobile application, or a retail experience. Through our creative approach we develop a deep understanding of the target user’s needs, and synchronize the design of the user experience with agile delivery of the supporting technology to minimize risk and rework.

Sapient Approach also enables flexibility in selecting the process standardization and continuous improvement models that work best for each client. Our teams regularly incorporate Six Sigma, Capability Maturity Model Integration® (CMMI), International Standards Organization (ISO) and Information Technology Infrastructure Library (ITIL) processes to ensure that appropriate rigor, discipline and accountability are built into each project. By employing these industry-leading techniques, our teams establish an enduring environment of process improvement that enables organizational capabilities essential to sustaining competitive business advantage.

Strategic Context, People and Culture

We have established and continuously promote a strong corporate culture based on our “strategic context” — purpose, core company values, vision, goals and client value proposition — which is critical to our success.

Our unwavering attention to our strategic context has enabled us to adapt and thrive in the fast-changing markets we serve, as we strive to build a great company that has a long-lasting impact on the world. Our passion for client success — evidenced by our ability to foster collaboration, drive innovation and solve challenging problems — is the subject of case studies on leadership and organizational behavior used by MBA students at both Harvard and Yale business schools.

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

As of December 31, 2010 we had 9,015 full-time employees, consisting of 8,053 project personnel, 882 general and administrative personnel and 80 sales and marketing personnel. None of our employees is subject to a collective bargaining agreement. We believe that we have good relationships with our employees.

Selling and Marketing

Our corporate marketing team strives to build greater brand awareness and drive client acquisition, retention and loyalty in all global markets in which we operate. We conduct marketing activities at the company, industry and service levels across SapientNitro, Sapient Global Markets and Sapient Government Services.

Our dedicated team drives globally-integrated initiatives including, but not limited to, developing and implementing an overall global marketing and brand strategy for Sapient and its three business units; executing thought leadership campaigns; sponsoring focused multi-client events; cultivating media and industry analyst relations; conducting market research and analysis; sponsoring and participating in targeted industry conferences, award shows, and events; creating marketing assets and materials to assist client-development teams with lead generation; and publishing our website, http://www.sapient.com, our blog, and content on all corporate social media channels.

We organize our sales professionals primarily along our operating segments. We believe that the industry and geographic focus of our sales professionals enhances their knowledge and expertise within their applicable segments and generates additional client engagements.

Competition

The markets for the services we provide are highly competitive. We believe that we compete principally with large systems consulting and implementation firms, traditional and interactive advertising and marketing agencies, offshore consulting and outsourcing companies, and clients’ internal IT departments. To a lesser extent, we compete with boutique consulting firms that maintain specialized skills and/or are geographically focused. Additionally, with respect to Sapient Government Services, we both compete and partner with large systems integrators, major consulting firms with dedicated government business units, and government contractors.

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

We also believe that we compete favorably when considering these factors and that our ability to deliver business innovation and outstanding value to our clients on time and on budget, our GDD model, our integrated marketing services capabilities and our successful track record in working with our clients distinguish us from our competitors.

Intellectual Property Rights

We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements; and patent, copyright and trademark laws to protect our proprietary consulting methodology, custom-developed software and other rights. We enter into confidentiality agreements with our employees, subcontractors, vendors, professionals, and clients, and limit access to and distribution of our proprietary information.

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

Where to Find More Information

We make our public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, available free of charge at our website, http://www.sapient.com, as soon as reasonably practicable after we file such materials with the SEC. We also make available on our website reports filed by our executive officers, directors and holders of more than 10% of our common stock, on Forms 3, 4 and 5 regarding their ownership of our securities. These materials are available in the “Investors” portion of our website, under the link “SEC Filings,” and on the SEC’s website, http://www.sec.gov. You may also read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

The market for our consulting services and the technologies used in our solutions historically has tended to fluctuate with economic cycles — particularly those cycles in the United States and Europe, where we earn the majority of our revenues. During economic cycles in which many companies are experiencing financial difficulties or uncertainty, clients and potential clients may cancel or delay spending on marketing, technology and other business initiatives. Our efforts to down-size, when necessary, in a manner intended to mirror downturned economic conditions could be delayed and costly. A downturn could result in reduced demand for our services, project cancellations or delays, lower revenues and operating margins resulting from price reduction pressures for our services, and payment and collection issues with our clients. Any of these events could materially and adversely impact our business, financial condition and results of operations.

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

Military actions in Iraq, Afghanistan and elsewhere, global terrorism, natural disasters and political unrest in the Middle East and other countries are among the factors that may adversely impact regional and global economic conditions and, concomitantly, client investments in our services. In addition to the potential impact of any of these events on the business of our clients, these events could pose a threat to our global operations and people. Specifically, our people and operations in India could be impacted if the recent rise in civil unrest, terrorism and conflicts with bordering countries in India were to increase significantly. As a result, significant disruptions caused by such events could materially and adversely affect our business, financial condition and results of operations.

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

We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international service revenues were $339.6 million for 2010. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues and receivables, purchases, payroll and investments. As of December 31, 2010 52% of our assets and liabilities were subject to foreign currency exchange fluctuations. We also have a significant amount of foreign currency operating income and net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk because we incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. While we have entered into foreign currency offsetting option positions that allow the Company partially to hedge certain short-term translation exposures in Indian rupee, British pound sterling and the euro currencies, and may in the future enter into foreign currency exchanges swaps and purchases as well as sales of foreign currency options, we will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge foreign currencies. There is no guarantee that such hedging activity will be effective or that our financial condition will not be negatively impacted by the currency exchange rate fluctuations of the Indian rupee versus the U.S. dollar. Costs for our delivery of services, including labor, could increase as a result of the decrease in value of the U.S. dollar against the Indian rupee, affecting our reported results.

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

An unanticipated termination or decrease in size or scope of a major project, a client’s decision not to proceed with a project we anticipated or the completion during a quarter of several major client projects could require us to maintain underutilized employees and could have a material adverse effect on our business, financial condition and results of operations. Our revenues and earnings may also fluctuate from quarter to quarter because of such factors as:

•	the contractual terms and timing of completion of projects, including achievement of certain business results;

•	any delays incurred in connection with projects;

•	the adequacy of provisions for losses and bad debts;

•	the accuracy of our estimates of resources required to complete ongoing projects;

•	loss of key highly-skilled personnel necessary to complete projects; and

•	general economic conditions.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.

Our effective tax rate could be adversely impacted by several factors, some of which are outside our control, including:

•	Changes in relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•	Changes in tax laws and the interpretation of those tax laws;

•	Changes to our assessments about the realizability of our deferred tax assets which are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies and the economic environment in which we do business;

•	The outcome of future tax audits and examinations; and

•	Changes in generally accepted accounting principles that affect the accounting for taxes.

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

Approximately 46% of our projects are based on fixed-price contracts, rather than contracts in which payment to us is determined on a time and materials or other basis. Our failure to estimate accurately the resources and schedule required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We are consistently entering into contracts for large projects that magnify this risk. We have been required to commit unanticipated additional resources to complete projects in the past, which has occasionally resulted in losses on those contracts. We will likely experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the project engagement, which could result in a fixed price that is too low. Therefore, any changes from our original estimates could adversely affect our business, financial condition and results of operations.

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

Most of our contracts can be canceled by the client with limited advance notice and without significant penalty. A client’s termination of a contract for our services could result in a loss of expected revenues and additional expenses for staff that were allocated to that client’s project. We could be required to maintain underutilized employees who were assigned to the terminated contract. The unexpected cancellation or significant reduction in the scope of any of our large projects, or client termination of one or more recurring revenue contracts (see explanation of “Long Term and Retainer Revenues” in Part I, Item 1, above), could have a material adverse effect on our business, financial condition and results of operations.

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

Certain of our directors have significant voting power and may effectively control the outcome of any stockholder vote.

Jerry A. Greenberg, our former Co-Chairman of the Board of Directors and Chief Executive Officer of the Company and current member of our Board of Directors, and J. Stuart Moore, our former Co-Chairman of the Board of Directors and Co-Chief Executive Officer and current member of our Board of Directors, own, in the aggregate, approximately 20% of our outstanding common stock as of February 21, 2011. As a result, they have the ability to substantially influence and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.

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

Our headquarters and principal administrative, finance, selling and marketing operations are located in approximately 32,000 square feet of leased office space in Boston, Massachusetts. We also lease offices in other parts of the United States and in Canada, Europe, India, Asia and Australia. We do not own any material real property. Substantially all of our office space is leased under long-term leases with varying expiration dates.

Item 3.	Legal Proceedings

We are subject to certain legal proceedings and claims, as discussed below. We are also subject to certain other legal proceedings and claims that have arisen in the course of business and that have not been fully adjudicated. However, the results of legal proceedings cannot be predicted with certainty. Should the we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $10.7 million, for which the likelihood of a loss is considered more than remote, and various administrative audits each of which have arisen in the ordinary course of our business. We have an accrual at December 31, 2010 of approximately $0.7 million related to certain of these items. We intend to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that we have previously accrued.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock is quoted on the Nasdaq Global Select Stock Market under the symbol “SAPE.” The following table sets forth, for the periods indicated, the high and low intraday sale prices for our common stock.

	High	Low

2009:
First Quarter	$5.01	$3.25
Second Quarter	$6.46	$4.26
Third Quarter	$8.44	$5.66
Fourth Quarter	$9.02	$6.99
2010:
First Quarter	$10.01	$7.60
Second Quarter	$11.00	$9.03
Third Quarter	$12.17	$9.71
Fourth Quarter	$13.44	$11.66

On February 18, 2011 the last reported sale price of our common stock was $12.21 per share. As of February 18, 2011 there were approximately 366 holders of record of our common stock.

Stock Performance

The following graph compares the cumulative five-year total stockholder return on our common stock from December 31, 2005 through December 31, 2010, with the cumulative five-year total return, during the equivalent period, on the (i) NASDAQ Composite Index and (ii) Dow Jones US Technology Index. The comparison assumes the investment of $100 on December 31, 2004 in our common stock and in each of the comparison indices and, in each case, assumes reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Sapient Corporation, the NASDAQ Composite Index
and the Dow Jones US Technology Index

	12/05	12/06	12/07	12/08	12/09	12/10
Sapient Corporation	100.00	96.49	154.83	78.03	145.34	221.21
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
Dow Jones US Technology	100.00	110.10	127.38	72.78	119.70	134.76

Dividends

On February 18, 2010 we declared a special dividend of $0.35 per share for all shareholders as of the record date of March 1, 2010, payable on March 15, 2010. In addition, we declared a special dividend equivalent payment of $0.35 per Restricted Stock Unit (“RSU”) for all outstanding RSU awards as of March 1, 2010, to be paid in shares when the awards vest. If an RSU does not vest, the dividend is forfeited. We may declare or pay special cash dividends on our common stock in the near future. The payment of future dividends is within the discretion of our Board of Directors and will depend upon various factors including our results of operations, financial condition, cash requirements and business projections.

Issuer Purchases of Equity Securities

We did not make any purchases during the three months ended December 31, 2010.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and management’s discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report. The balance sheet data at December 31, 2010 and 2009 and the statement of operations data for each of the three years ended December 31, 2010, 2009 and 2008 are derived from the audited consolidated financial statements for such years, included elsewhere in this Annual Report. The statement of operations data set forth below for the years ended December 31, 2007 and 2006 and the balance sheet data set forth below at December 31, 2008, 2007 and 2006 are derived from our consolidated financial statements not included in the annual report and are presented herein on an unaudited basis.

	Twelve Months Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Statement of Operations Data(1):
Revenues:
Service revenues	$823,511	$638,884	$662,412	$546,438	$405,582
Reimbursable expenses	40,008	27,794	25,076	19,551	16,061

Total gross revenues	863,519	666,678	687,488	565,989	421,643

Operating expenses:
Project personnel expenses	563,930	435,859	435,508	372,363	270,213
Reimbursable expenses	40,008	27,794	25,076	19,551	16,061

Total project personnel expenses and reimbursable expenses	603,938	463,653	460,584	391,914	286,274
Selling and marketing expenses	38,833	31,931	36,233	33,113	24,025
General and administrative expenses	150,877	118,018	123,188	120,617	109,022
Restructuring and other related charges	414	4,548	194	32	1,912
Amortization of intangible assets	5,448	5,146	2,660	2,038	3,564
Acquisition costs and other related charges	111	2,962	—	—	—

Total operating expenses	799,621	626,258	622,859	547,714	424,797

Income (loss) from operations	63,898	40,420	64,629	18,275	(3,154)
Other income, net	196	267	1,280	422	1,929
Interest income, net	3,509	2,889	5,806	5,478	4,238
Income from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	67,603	43,576	71,715	24,175	3,013
(Benefit from) provision for income taxes:
Provision for income taxes	23,798	13,735	9,239	8,959	4,432
Benefit from release of valuation allowance	—	(58,285)	—	—	—

(Benefit from) provision for income taxes	23,798	(44,550)	9,239	8,959	4,432

Income (loss) from continuing operations before discontinued, operations and cumulative effect of accounting change	43,805	88,126	62,476	15,216	(1,419)
(Loss) income from discontinued operations	—	—	—	—	(433)
Gain on disposal of discontinued operations (net of tax provision of $342)	—	—	—	—	4,834

Income before cumulative effect of accounting change	43,805	88,126	62,476	15,216	2,982
Cumulative effect of accounting change	—	—	—	—	154

Net income	$43,805	$88,126	$62,476	$15,216	$3,136

Basic income (loss) per share from continuing operations	$0.33	$0.69	$0.50	$0.12	$(0.01)

Diluted income (loss) per share from continuing operations	$0.32	$0.66	$0.48	$0.12	$(0.01)

Basic net income per share	$0.33	$0.69	$0.50	$0.12	$0.03

Diluted net income per share	$0.32	$0.66	$0.48	$0.12	$0.03

Weighted average common shares	132,060	127,969	125,988	124,180	123,692
Weighted average dilutive common share equivalents	6,669	4,912	3,176	3,711	—

Weighted average common shares and dilutive common share equivalents	138,729	132,881	129,164	127,891	123,692

	Twelve Months Ended December 31,
	2010	2009	2008	2007	2006

Balance Sheet Data:
Working capital	$301,963	$276,564	$198,062	$189,201	$148,899
Total assets	623,722	594,919	452,270	407,604	342,064
Total long-term liabilities	22,396	21,207	22,393	20,598	18,386
Redeemable common stock	—	—	—	290	480
Total stockholders’ equity(2)	442,305	426,201	301,947	260,559	214,497
Cash dividends declared	$46,843	$—	$—	$—	$—

(1)	We sold our HWT, Inc. (“HWT”) unit in May 2006. As a result, operating results of this subsidiary for all prior periods presented have been reclassified into the caption “(Loss) income from discontinued operations.”

(2)	On February 18, 2010 we declared a one-time special dividend equivalent payment of $0.35 per Restricted Stock Unit (“RSU”) for all outstanding RSU awards as of March 1, 2010, to be paid in shares when the awards vest. If an RSU does not vest, the dividend is forfeited.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company

Sapient Corporation (“Sapient” or the “Company”), a global services firm, helps clients transform in the areas of business, marketing, and technology and succeed in an increasingly complex marketplace. We market our services through three primary business units — SapientNitro, Sapient Global Markets, and Sapient Government Services — positioned at the intersection of marketing, business and technology. SapientNitro, one of the world’s largest independent digitally-led, integrated marketing services firms, provides multi-channel marketing and commerce services that span brand and marketing strategy, digital/broadcast/print advertising creative, web design and development, e-commerce, media planning and buying, and emerging platforms, such as social media and mobile. Through SapientNitro we offer a complete, multi-channel marketing and commerce solution that strengthens relationships between our clients’ customers and their brands. For simplicity of operations, SapientNitro also includes our traditional IT consulting services, which is currently, and is expected to remain, below 10% of our total revenues. Our Sapient Global Markets segment provides business and IT strategy, process and system design, program management, custom development and package implementation, systems integration and outsourced services to financial services and energy services market leaders. A core focus area within Sapient Global Markets is trading and risk management, to which we bring more than 15 years of experience and a globally integrated service in derivatives processing. Sapient Government Services provides consulting, technology, and marketing services to a wide array of U.S. governmental agencies. Focused on driving long-term change and transforming the citizen experience, we use technology to help government agencies become more accessible, efficient, and transparent.

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

Summary of Results of Operations

Our service revenues increased $184.6 million, or 29%, compared to 2009. This was due to an increase in demand for our services in all three of our primary business units. Compared geographically to 2009, 2010 service revenue growth from clients in the United States increased 37% compared to 19% growth from our international clients. Service revenues also increased, to lesser extent, due to incremental service revenues from our Nitro acquisition. Nitro’s results of operations are reflected in ours as of the acquisition date, July 1, 2009. Our income from operations increased $23.5 million, or 58%, compared to 2009. This increase is primarily due to higher margin (service revenues less project personnel expenses) compared to 2009 as we were able to maintain these expenses at 68% of service revenues while service revenues grew 29%. In addition we also maintained selling and marketing expenses and general and administrative expenses as a percentage of revenue. Finally, 2010 operating income increased compared to the prior year as 2009 reflected more restructuring and acquisition related expenses as we had more activity of this nature in 2009. Our net income decreased $44.3 million, or 50%, compared to 2009. This was due to a benefit of $58.3 million from the release of our valuation allowance on our U.S. deferred tax assets at the end of 2009. Through the end of 2009 we had achieved sustained profitability in the U.S. and this was the primary reason we released the valuation allowance on our U.S. deferred tax assets. Please see our Results of Operations section for our discussion and analysis of these items.

In 2009 our service revenues decreased $23.5 million, or 4%, compared to 2008. The decrease in our service revenues was due to pricing pressures, and in the first half of 2009, a decrease in demand for our services compared to 2008. These negative factors were a result of the overall economic downturn that began in the latter half of 2008. Revenue also decreased due to currency fluctuations. These decreases were partially offset by incremental service revenues from our Nitro and DCG acquisitions. DCG’s results of operations are reflected in ours as of the acquisition date, August 6, 2008. Our income from operations decreased $24.2 million, or 37%, compared to 2008. The decrease in operating income is primarily due to lower margin as a result of pricing pressures on our service revenues, causing 2009 margin to drop to 32% of service revenues compared to 34% in 2008. The increases in restructuring expenses, amortization expense and acquisition costs were offset by decreases in selling and marketing expenses and general and administrative expenses. Our net income increased $25.7 million, or 41%, compared to 2008. The main reason for the increase in net income was the benefit of $58.3 million from the release of our valuation allowance on our U.S. deferred tax assets. Please see our Results of Operations section for our discussion and analysis of these items.

Non-GAAP Financial Measures

In our quarterly earnings press releases and conference calls we discuss two key measures that are not calculated according to generally accepted accounting principles (“GAAP”). The first non-GAAP measure is operating income, as reported on our consolidated and condensed statements of operations, excluding certain expenses and benefits, which we call “non-GAAP income from operations”. The second measure calculates non-GAAP income from operations as a percentage of reported services revenues, which we call “non-GAAP operating margin”. We believe that non-GAAP measures help illustrate underlying trends in our business, and use the measures to establish budgets and operational goals, communicated internally and externally, for managing our business and evaluating our performance. We exclude certain expenses from our non-GAAP operating income that we believe are not reflective of these underlying business trends or useful measures for determining our operational performance and overall business strategy. These non-GAAP financial measures should be used in addition to and in conjunction with GAAP results. The following table reconciles income from operations as reported on our consolidated and condensed statements of operations to non-GAAP income from operations and non-GAAP operating margin for 2010, 2009 and 2008 (in thousands, except percentages):

	Twelve Months Ended December 31,
	2010	2009	2008

Service revenues	$823,511	$638,884	$662,412

GAAP income from operations	$63,898	$40,420	$64,629
Stock-based compensation expense	18,156	14,921	15,213
Restructuring and other related charges	414	4,548	194
Amortization of purchased intangible assets	5,448	5,146	2,660
Acquisition costs and other related charges	111	2,962	—
Stock-based compensation review and restatement benefit	(301)	(992)	(36)

Non-GAAP income from operations	$87,726	$67,005	$82,660

GAAP operating margin	7.8%	6.3%	9.8%
Effect of adjustments detailed above	2.9%	4.2%	2.7%

Non-GAAP operating margin	10.7%	10.5%	12.5%

The increase in non-GAAP operating margin in 2010 compared to 2009, as an amount and as a percentage of service revenues, is due to the increase in income from operations. The decrease in 2009 compared to 2008 in both amount and percentage is due to the decrease in income from operations.

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

Summary of Critical Accounting Policies; Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates relied upon in preparing these financial statements include estimated costs to complete long-term contracts, estimated fair value of investments, including whether any decline in such fair value is other-than-temporary, estimated fair values of reporting units used to evaluate goodwill for impairment stock-based compensation expenses, restructuring and other related charges, contingent liabilities and recoverability of our net deferred tax assets and related valuation allowances. Although management regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances

A summary of those accounting policies, significant judgments and estimates that we believe are most critical to fully understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report.

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

We record interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2010 and 2009, interest and penalties accrued were approximately $1.1 million and $1.6 million, respectively.

Valuation of Long-Lived Assets and Goodwill

Long-lived assets are reviewed for impairment on a regular basis for the existence of facts and circumstances that may suggest that the carrying amount of an asset, or group of assets, may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated undiscounted future cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. We assess the useful lives and possible impairment of long — lived assets when an event occurs that may trigger such a review. Factors we consider important which could trigger an impairment review include, but are not limited to:

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

The goodwill impairment test requires us to identify reporting units and to determine estimates of the fair value of our reporting units as of the date we test for impairment. Assets and liabilities, including goodwill, were allocated to reporting units based on factors such as specific identification and percentage of revenue. To conduct a goodwill impairment test, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. Management estimates the fair value of the Company’s reporting units using the income approach, via discounted cash flow valuation models which include, but are not limited to, assumptions such as a “risk-free” rate of return on an investment, the weighted average cost of capital of a market participant, and future revenue, operating margin, working capital and capital expenditure trends. We performed the annual assessment of our goodwill during the fourth quarter of 2010 and determined that the estimated fair values of our reporting units significantly exceed their carrying value and, therefore, goodwill was not impaired. We complete goodwill impairment analyses at least annually, or more frequently when events and circumstances, like the ones mentioned above, occur indicating that the recorded goodwill may be impaired. Determining fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results.

Restructuring and Other Related Charges

From time to time we establish exit plans for restructuring activities which require that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. The consolidation of facilities requires us to make estimates, which included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sub-lease income. We review on a regular basis our sub-lease assumptions and lease buy-out assumptions. These estimates include lease buy-out costs, anticipated sublease rates, other terms and conditions in sub-lease contracts, and the timing of these sub-lease arrangements. If the rental markets continue to change, our lease buy-out, sub-lease and space requirement assumptions may not be accurate and it is possible that changes in these estimates could materially affect our financial condition and results of operations. Our sub-lease income estimates are sensitive to the level of sub-lease rent anticipated and the timing of sub-lease commencement. If the estimated sub-lease dates were to be delayed by six months, based on our current estimates, we would potentially have to recognize an additional $0.3 million in our consolidated statement of operations for restructuring and other related charges. A 10% reduction in our sublease rate would have resulted in additional charges of approximately $0.1 million as of the end of 2010.

Contingent Liabilities

We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $10.7 million, for which the likelihood of loss is considered more than remote, and various administrative audits, each of which have arisen in the ordinary course of our business. We have an accrual at December 31, 2010 of approximately $0.7 million related to certain of these items. We intend to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts we have accrued.

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

Results of Operations

The following table sets forth items included in our consolidated statements of operations as a percentage of service revenues of:

	Year Ended December 31,
	2010	2009	2008

Revenues:
Service revenues	100%	100%	100%
Reimbursable expenses	5%	4%	4%

Total gross revenues	105%	104%	104%
Operating expenses:
Project personnel expenses	68%	68%	66%
Reimbursable expenses	5%	4%	4%

Total project personnel expenses and reimbursable expenses	73%	73%	70%
Selling and marketing expenses	5%	5%	5%
General and administrative expenses	18%	18%	19%
Restructuring and other related charges	0%	1%	0%
Amortization of purchased intangible assets	1%	1%	0%
Acquisition costs and other related charges	0%	0%	0%

Total operating expenses (net of reimbursable expenses)	92%	93%	90%

Income from operations	8%	6%	10%
Other income, net	0%	0%	0%
Interest income, net	1%	1%	1%

Income before income taxes	8%	7%	11%

Provision for income taxes	3%	2%	2%
Benefit from release of valuation allowance	0%	−9%	0%

Provision for (benefit from) income taxes	3%	−7%	2%

Net income	5%	14%	9%

Years Ended December 31, 2010 and 2009

Service Revenues

Our service revenues for 2010 and 2009 were as follows (in thousands, except percentages):

	Twelve Months Ended
	December 31,			Percentage
	2010	2009	Increase	Increase

Service revenues	$823,511	$638,884	$184,627	29%

Service revenues increased due to an increase in demand for our services in all three of our primary business units. Compared geographically to 2009, 2010 service revenue growth from clients in the United States increased 37% compared to 19% growth from our international clients (see Results by Operating Segment). Service revenues also increased, to lesser extent, due to incremental service revenues from our Nitro acquisition.

The following table compares our 2010 service revenues by industry sector to 2009 (in millions, except percentages):

				Percentage
	Twelve Months Ended December 31,		Increase /	Increase /
Industry Sector	2010	2009	(Decrease)	(Decrease)

Financial Services	$264.8	$209.0	$55.8	27%
Consumer, Travel & Automotive	256.1	152.8	103.3	68%
Technology & Communications	116.7	99.5	17.2	17%
Government, Health & Education	104.2	92.9	11.3	12%
Energy Services	81.7	84.7	(3.0)	−4%

Total	$823.5	$638.9	$184.6	29%

The increases in industry sector service revenues were due to an increase in demand for our services in these sectors, and to a lesser extent in the Consumer, Travel and Automotive sector, incremental revenue from our Nitro acquisition. The decrease in the Energy Services sector was due to a slight decrease in demand compared to 2009.

Utilization represents the percentage of our project personnel’s time spent on billable client work. Our 2010 utilization was 75%, a two point decrease from our 2009 utilization of 77%. Our 2010 average project personnel peoplecount increased 30% compared to 2009, which is in line with service revenue growth. Contractors and consultant usage, measured by expense, increased 20% compared to 2009 as our need for contractors and consultants in specialized areas for certain client contracts increased.

Our five largest customers, in the aggregate, accounted for 19% of our service revenues in 2010 compared to 21% in 2009. No customer accounted for more than 10% of our service revenues for 2010 and 2009. Long Term and Retainer Revenues are revenue from contracts with durations equal to or greater than twelve months, applications management and long term support projects, which are cancelable. Our Long Term and Retainer Revenues were 46% and 44% of our global service revenues for 2010 and 2009, respectively.

Project Personnel Expenses

Project personnel expenses consist principally of salaries and employee benefits for personnel dedicated to client projects, independent contractors and direct expenses incurred to complete projects that were not reimbursed by the client. These expenses represent the most significant costs we incur in providing our services.

	Twelve Months Ended
	December 31,			Percentage
	2010	2009	Increase	Increase

Project personnel expenses	$563,930	$435,859	$128,071	29%
Project personnel expenses as a percentage of service revenues	68%	68%	—

The increase in project personnel expense in 2010 was a direct result of our service revenue growth as we had to increase project personnel peoplecount, use of contractors and consultants and other direct expenses in order to support the increase in demand for our services. Compensation expenses increased $105.7 million, primarily due to a 30% increase in project personnel peoplecount. Contractor and consultant expense increased $12.9 million as our need for contractors and consultants in specialized areas for certain client contracts increased. Travel expenses increased $4.2 million to support revenue growth in addition to the fact that we made a concerted effort to manage these expenses in 2009 during the general economic downturn. Stock-based compensation expense also increased $2.2 million, primarily due to the increase in average stock price compared to 2009. Finally, other project personnel expenses increased, in the aggregate, $3.1 million.

Selling and Marketing Expenses

Selling and marketing expenses consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses.

	Twelve Months Ended
	December 31,			Percentage
	2010	2009	Increase	Increase

Selling and marketing expenses	$38,833	$31,931	$6,902	22%
Selling and marketing expenses as a percentage of service revenues	5%	5%	—

The increase in selling and marketing expenses was due to multiple factors: (i) compensation expense increased $3.2 million, primarily due to an increase in peoplecount, (ii) use of consultants increased $2.6 million due to increased need for sales support in light of revenue growth, and (iii) other selling and marketing expenses increased, in the aggregate, $1.1 million.

General and Administrative Expenses

General and administrative expenses relate principally to salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses.

	Twelve Months Ended December 31,			Percentage
	2010	2009	Increase	Increase

General and administrative expenses	$150,877	$118,018	$32,859	28%
General and administrative expenses as a percentage of service revenues	18%	18%	—

The increase in general and administrative expenses was due to multiple factors: (i) facilities expenses increased $9.2 million primarily due to our new Special Economic Zone (“SEZ”) unit in India and moving into new office space in the United Kingdom midway through 2009, (ii) compensation expense increased $7.4 million, (iii) consultant expense increased $3.7 million, (iv) professional service fees such as agency fees and legal fees increased, in the aggregate, $3.8 million due to an overall increase in peoplecount and corporate maintenance expenses, respectively, (v) travel expenses increased $2.0 million due to internal projects and the fact that we made a concerted effort to manage these costs in 2009 during the general economic downturn, (vi) stock based compensation expense increased $1.5 million due to incremental expense from the Nitro acquisition and the increase of the company’s average stock price compared to 2009 and (vii) health insurance costs increased $1.2 million due to the overall increase in peoplecount. Finally, other general and administrative expenses increased, in the aggregate, $4.2 million.

Restructuring and Other Related Charges

Restructuring and other related charges decreased $4.1 million compared to 2009 due to two reasons. First, we had a workforce restructuring where we recorded a $2.0 million restructuring charge in the first quarter of 2009. Second, we recorded a $2.6 million charge in the third quarter o 2009 principally as a result of a change in estimated sub-lease income associated with two previously restructured leases. In 2010 we had one facility restructuring which resulted in a charge of only $0.8 million which was offset by a benefit of $0.4 million principally as a result of a change in estimated sub-lease income associated with two previously restructured leases.

Amortization of Purchased Intangible Assets

During 2010 and 2009, purchased intangible assets consisted of non-compete and non-solicitation agreements, customer lists, and tradenames acquired in business combinations. Amortization expense related to intangible assets increased $0.3 million due to the amortization of intangible assets acquired in the Nitro acquisition, offset by a decrease in expense as the useful economic lives of other intangibles ended.

Acquisition Costs and Other Related Charges

On January 1, 2009, we began accounting for business combinations using the acquisition method which requires acquisition related costs to be expensed as incurred. These costs include expenses associated with third-party professional services we incur related to our evaluation process of potential acquisition opportunities and other related charges. Though we may incur acquisition costs and other related charges it is not indicative that any transaction will be consummated. The reason why expenses decreased in 2010 is that the previous year reflected the bulk of expenses related to the Nitro acquisition while we had no acquisitions in 2010.

Interest and Other Income

Interest and other income is derived primarily from investments in U.S. government securities, bank time deposits, and money market funds.

	Twelve Months Ended December 31,			Percentage
	2010	2009	Increase	Increase

Interest and other income, net	$3,705	$3,156	$549	17%

Interest and other income increased due to an increase in interest income as we had higher average cash balances compared to 2009, and, to a lesser extent, an increase in interest rates.

Provision for Income Taxes and Benefit From Release of Valuation Allowance

Our income tax is related to federal, state and foreign tax obligations. The increase in our provision for income taxes is due to higher income before taxes and a higher tax rate on our U.S. income due to the release of our valuation allowance on a substantial portion of our U.S. deferred taxes in the fourth quarter of 2009. Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2008 all of our U.S. deferred tax assets had a full valuation allowance of $112.1 million. Based upon our operating results for the years immediately preceding and through December 31, 2009, as well as an assessment of our expected future results of operations in the U.S., at December 31, 2009 we determined that it had become more likely than not that we would realize a substantial portion of our deferred tax assets in the U.S. As a result, we released our valuation allowances on a substantial portion of our U.S. deferred tax assets in the fourth quarter of 2009. Certain state tax net operating loss carry forwards, as well as a portion of the net operating loss carry forwards relating to certain stock-based compensation deductions will remain with a valuation allowance recorded against them at December 31, 2010 and 2009. At December 31, 2010 we determined that it had become more likely than not that we would realize a portion of our deferred tax assets related to state net operating loss carry forwards. As a result, we released $2.3 million of valuation allowances on our state deferred tax assets which was recorded as an income tax benefit. In addition, at December 31, 2010 we established a valuation allowance of $1.5 million against deferred tax assets in Switzerland, but continue to believe that the deferred tax assets in other foreign subsidiaries are more likely than not to be realized and, therefore, no valuation allowance has been recorded against these assets.

We have gross unrecognized tax benefits, including interest and penalties, of approximately $12.0 million as of December 31, 2010 and $8.9 million as of December 31, 2009. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of our effective tax rate. We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2010 interest accrued was approximately $1.1 million.

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

Beginning in 2010, we realigned our North America and Europe operating segments and internal reporting systems to better align our services with our business and operational strategy. The new operating segments are: SapientNitro (new), Sapient Global Markets (new) and Sapient Government Services. As such, results by operating segment for the twelve months ended December 31, 2009 and 2008 have been recast to reflect the operating segment unit structure.

We do not allocate certain marketing and general and administrative expenses to our business unit segments because these activities are managed separately from the business units. We allocated $1.2 million and $0.6 million of $2.0 million related to our first quarter 2009 reduction in workforce to our SapientNitro and Sapient Global Markets segments, respectively. We did not allocate the remaining $0.2 million in costs associated with our 2009 restructuring activity or any costs associated with our 2001, 2002, 2003 and 2010 restructuring events across our operating segments for internal measurement purposes because the substantial majority of these restructuring costs impacted areas of the business that supported the business units and, specifically in the case of our 2001, 2002, 2003 and 2010 events, were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. Management does not allocate stock-based compensation to the segments for the review of results by the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM, and therefore, the Company has not disclosed asset information for each operating segment.

The tables below present the service revenues and income before income taxes attributable to these operating segments for the periods presented (in thousands).

	2010	2009

Service Revenues:
SapientNitro	$514,727	$405,020
Sapient Global Markets	260,359	198,043
Sapient Government Services	48,425	35,821

Total Service Revenues	$823,511	$638,884

	2010	2009

Income Before Income Taxes:
SapientNitro	$150,429	$115,461
Sapient Global Markets	84,974	65,316
Sapient Government Services	13,749	10,303

Total Reportable Segments(1)	249,152	191,080
Less Reconciling Items(2)	(181,549)	(147,504)

Consolidated Income Before Income Taxes	$67,603	$43,576

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income before income taxes include the following:

	2010	2009

Centrally managed functions	$161,426	$125,864
Restructuring and other related charges	414	2,759
Amortization of intangible assets	5,448	5,146
Stock-based compensation expense	18,156	14,921
Interest and other income, net	(3,705)	(3,156)
Acquisition costs and other related charges	111	2,962
Unallocated benefits(a)	(301)	(992)

	$181,549	$147,504

(a)	Reflects stock-option restatement related benefits.

Service Revenues by Operating Segments

Our SapientNitro service revenues increased 27% due to an increase in demand for our services, and to a lesser extent, incremental revenue from our Nitro acquisition. In constant currency terms, SapientNitro service revenues increased 26%.

The following table compares our 2010 SapientNitro service revenues by industry sector to 2009:

				Percentage
	Twelve Months Ended December 31,		Increase /	Increase /
Industry Sector	2010	2009	(Decrease)	(Decrease)

Consumer, Travel & Automotive	$256.1	$152.8	$103.3	68%
Technology & Communications	116.7	99.5	17.2	17%
Financial Services	79.5	76.7	2.8	4%
Government, Health & Education	53.2	57.0	(3.8)	−7%
Energy Services	9.2	19.1	(9.9)	−52%

Total	$514.7	$405.1	$109.6	27%

The increases in sector service revenues are due to an increase in demand for our services and, to a lesser extent in the case of the Consumer, Travel and Automotive sector, incremental revenue from our Nitro acquisition. The decreases in the Government, Health and Education and Energy Services sectors are due to a decrease in demand for our services in these sectors.

The following table compares our 2010 Sapient Global Markets service revenues by industry sector to 2009:

				Percentage
	Twelve Months Ended December 31,		Increase /	Increase /
Industry Sector	2010	2009	(Decrease)	(Decrease)

Financial Services	$185.1	$132.3	$52.8	40%
Government, Health & Education	2.8	—	2.8	NA
Energy Services	72.5	65.7	6.8	10%

Total	$260.4	$198.0	$62.4	32%

The increase in service revenues in these sectors is due to an increase in demand for our services.

Service revenues for our Sapient Government Services segment increased by 35% in 2010 compared to 2009 due to an increase in demand for our services in this sector.

Operating Income by Operating Segments

SapientNitro’s operating income increased $35.0 million due to the increase in service revenues. As a percentage of revenue, SapientNitro’s operating income remained constant at 29% compared to 2009.

Sapient Global Markets operating income increased $19.7 million due to the increase in service revenues. As a percentage of revenue, Sapient Global Markets operating income remain constant at 33% compared to 2009.

Sapient Government Services operating income increased $3.5 million due to the increase in service revenues. As a percentage of revenue, Sapient Government Services operating income decreased to 28% compared to 29% in 2009. The reason for the decrease is an increase in contractor and consultant usage as our need for contractors and consultants in specialized areas for certain client contracts increased.

Years Ended December 31, 2009 and 2008

Service Revenues

Our service revenues for 2009 and 2008 were as follows:

	Twelve Months Ended December 31,			Percentage
	2009	2008	Decrease	Decrease

Service revenues	$638,884	$662,412	$(23,528)	−4%

Our service revenues decreased $23.5 million, or 4%, in U.S. dollars in 2009 compared to 2008. Service revenues were $670.1 million in constant currency terms, a 1% increase compared to 2008. The increase in constant currency terms was due to incremental revenues from our Nitro and DCG acquisitions, offset by pricing pressures and, to a lesser extent, a decrease in demand for our services in our SapientNitro segment (see Results by Operating Segment).

The following table compares our 2009 service revenues by industry sector to 2008:

				Percentage
	Twelve Months Ended December 31,		Increase /	Increase /
Industry Sector	2009	2008	(Decrease)	(Decrease)

Financial Services	$209.0	$203.7	$5.3	3%
Consumer, Travel & Automotive	152.8	144.5	8.3	6%
Technology & Communications	99.5	123.5	(24.0)	−19%
Government, Health & Education	92.9	98.3	(5.4)	−5%
Energy Services	84.7	92.4	(7.7)	−8%

Total	$638.9	$662.4	$(23.5)	−4%

The following table compares our 2009 service revenues by industry sector to 2008 in constant currency terms:

				Percentage
	Twelve Months Ended December 31,		Increase /	Increase /
Industry Sector	2009	2008	(Decrease)	(Decrease)

Financial Services	$217.4	$203.7	$13.7	7%
Consumer, Travel & Automotive	156.7	144.5	12.2	8%
Technology & Communications	106.7	123.5	(16.8)	−14%
Government, Health & Education	100.4	98.3	2.1	2%
Energy Services	88.9	92.4	(3.5)	−4%

Total	$670.1	$662.4	$7.7	1%

The increases in the Financial Services and Consumer, Travel and Automotive sectors were primarily due to incremental revenues from our DCG and Nitro acquisitions, respectively. The increase in the Government, Health and Education sector was due to an increase in demand in the U.S. in our Government Services segment, offset by pricing pressures. The decreases in other sector revenues were due to pricing pressures, and to a lesser extent, a decrease in demand for our services, primarily in our SapientNitro segment.

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

Our five largest customers, in the aggregate, accounted for 21% of our service revenues in 2009 compared to 24% in 2008. No customer accounted for more than 10% of our service revenues for 2009 or 2008. Long Term and Retainer Revenues were 44% and 43% of our global service revenues for 2009 and 2008, respectively.

Project Personnel Expenses

Project personnel expenses consist principally of salaries and employee benefits for personnel dedicated to client projects, independent contractors and direct expenses incurred to complete projects that were not reimbursed by the client. These expenses represent the most significant costs we incur in providing our services.

	Twelve Months Ended December 31,			Percentage
	2009	2008	Increase	Increase

Project personnel expenses	$435,859	$435,508	$351	0%
Project personnel expenses as a percentage of service revenues	68%	66%	2 points

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

	Twelve Months Ended
	December 31,			Percentage
	2009	2008	Decrease	Decrease

Selling and marketing expenses	$31,931	$36,233	$(4,302)	−12%
Selling and marketing expenses as a percentage of service revenues	5%	5%	—

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

General and Administrative Expenses

	Twelve Months Ended December 31,				Percentage
	2009	2008	Decrease		Decrease

General and administrative expenses	$118,018	$123,188	$(5,170)		−4%
General and administrative expenses as a percentage of service revenues	18%	19%	(1 point	)

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

Restructuring and Other Related Charges

Restructuring and other related charges increased $4.4 million compared to 2008 due to the 2009 workforce restructuring where we recorded a $2.0 million restructuring charge and a $2.6 million charge recorded in 2009 principally as a result of a change in estimated sub-lease income associated with two previously restructured leases. In 2008 we had a charge of $0.2 million principally related to a change in estimated sub-lease income associated with two previously restructured leases.

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

	Twelve Months Ended December 31,			Percentage
	2009	2008	Decrease	Decrease

Interest and other income, net	$3,156	$7,086	$(3,930)	−55%

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

Results by Operating Segment

The tables below present the service revenues and income before income taxes attributable to these operating segments for the periods presented (in thousands):

	2009	2008

Service Revenues:
SapientNitro	$405,020	$461,682
Sapient Global Markets	198,043	172,457
Sapient Government Services	35,821	28,273

Total Service Revenues	$638,884	$662,412

	2009	2008

Income Before Income Taxes:
SapientNitro	$115,461	$144,301
Sapient Global Markets	65,316	62,338
Sapient Government Services	10,303	8,812

Total Reportable Segments(1)	191,080	215,451
Less Reconciling Items(2)	(147,504)	(143,736)

Consolidated Income Before Income Taxes	$43,576	$71,715

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income before income taxes include the following:

	2009	2008

Centrally managed functions	$125,864	$132,882
Restructuring and other related charges	2,759	194
Amortization of intangible assets	5,146	2,660
Stock-based compensation expense	14,921	15,122
Interest and other income, net	(3,156)	(7,086)
Acquisition costs and other related charges	2,962	—
Unallocated expenses(a)	(992)	(36)

	$147,504	$143,736

(a)	Reflects stock-option restatement related benefits.

Service Revenues by Operating Segments

Our SapientNitro service revenues decreased compared to 2008 due to pricing pressures and, to a lesser extent, a decrease in demand for our services. The decrease was offset by incremental revenues from out Nitro acquisition.

The following table compares 2009 SapientNitro service revenues by industry sector to 2008:

				Percentage
	Twelve Months Ended December 31,		Increase /	Increase /
Industry Sector	2009	2008	(Decrease)	(Decrease)

Consumer, Travel & Automotive	$152.8	$144.5	$8.3	6%
Technology & Communications	99.5	123.5	(24.0)	−19%
Financial Services	76.7	74.7	2.0	3%
Government, Health & Education	57.0	70.0	(13.0)	−19%
Energy Services	19.1	49.0	(29.9)	−61%

Total	$405.1	$461.7	$(56.6)	−12%

The following table compares 2009 SapientNitro service revenues by industry sector to 2008 in constant currency terms:

				Percentage
	Twelve Months Ended December 31,		Increase /	Increase /
Industry Sector	2009	2008	(Decrease)	(Decrease)

Consumer, Travel & Automotive	$156.7	$144.5	$12.2	8%
Technology & Communications	106.7	123.5	(16.8)	−14%
Financial Services	79.8	74.7	5.1	7%
Government, Health & Education	64.5	70.0	(5.5)	−8%
Energy Services	20.0	49.0	(29.0)	−59%

Total	$427.7	$461.7	$(34.0)	−7%

On a constant currency basis, the increase in service revenues in the Consumer, Travel and Automotive sector is primarily due to incremental revenue from the Nitro acquisition. The increase in the Financial Services sector is due to an increase in demand for SapientNitro’s services in this sector, offset by pricing pressures. The decrease in service revenues in the other industry sectors is due to pricing pressures and, to a lesser extent, a decrease in demand for our services compared to 2008.

Our Sapient Global Markets service revenues increased compared to 2008. The increase was due to an increase in demand for our services and incremental revenue from our DCG acquisition, offset by pricing pressures.

The following table compares 2009 Sapient Global Markets service revenues by industry sector to 2008:

				Percentage
	Twelve Months Ended December 31,		Increase /	Increase /
Industry Sector	2009	2008	(Decrease)	(Decrease)

Financial Services	$132.3	$129.0	$3.3	3%
Energy Services	65.7	43.4	22.3	51%

Total	$198.0	$172.4	$25.6	15%

The following table compares 2009 Sapient Global Markets service revenues by industry sector to 2008 in constant currency terms:

				Percentage
	Twelve Months Ended December 31,		Increase /	Increase /
Industry Sector	2009	2008	(Decrease)	(Decrease)

Financial Services	$137.6	$129.0	$8.6	7%
Energy Services	69.0	43.4	25.6	59%

Total	$206.6	$172.4	$34.2	20%

In constant currency terms, the increases in the Financial Services and Energy Services sectors were due to an increase in demand and incremental revenue from our DCG acquisition, offset by pricing pressures.

Service revenues for our Government Services operating segment increased compared to the 2008 as we saw a strong market demand for our services in this segment.

Operating Income by Operating Segments

SapientNitro’s operating income decreased $28.8 million due to the decrease in service revenues. As a percentage of revenue, SapientNitro’s operating income decreased to 29% compared to 31% in 2008. This decrease was also a result of the revenue decrease as direct expenses actually decreased by $27.8 million.

Sapient Global Markets operating income increased $3 million due to the increase in service revenues. As a percentage of revenue, Sapient Global Markets operating income decreased to 33% compared to 36% in 2008. The decrease in operating income as a percentage of revenue was due to an increased in contractor and consultant usage as our need for contractors and consultants in specialized areas for certain client contracts increased.

Sapient Government Services operating income increased $1.5 million. This was due to our management of direct expenses as direct expenses only increased $6.1 million compared to an increase of $7.5 million in revenues.

Liquidity and Capital Resources

During 2010 and 2009 we funded our operations with cash flows generated from operations. We invest our excess cash predominantly in money market funds, time deposits with maturities of less than or equal to 90 days, mutual funds and other cash equivalents. At December 31, 2010 we had approximately $234.1 million in cash, cash equivalents, restricted cash and marketable investments, compared to $215.8 million at December 31, 2009. This increase was due to cash flow from operations of $87.3 million, net of cash used in financing activities for our special dividend payment in the first quarter of 2010 of $46.8 million and the purchase of property, plant and equipment.

We have approximately $4.5 million with various banks as collateral for letters of credit and performance bonds and have classified this cash as restricted on our consolidated balance sheet at December 31, 2010.

At December 31, 2010 we had the following contractual obligations:

	Payments Due By Period
	Less Than	1 - 3	3 - 5	More Than
	One Year	Years	Years	5 Years	Total
	(In thousands)

Operating leases	$14,582	$27,720	$23,220	$45,167	$110,689
Cash outlays for restructuring and other related activities(1)	2,460	—	—	—	2,460
Purchase obligations(2)	1,161	1,009	—	—	2,170
Uncertain tax positions	—	10,864	—	—	10,864

Total	$18,203	$39,593	$23,220	$45,167	$126,183

(1)	Cash outlay for restructuring and other related activities include minimum future lease and related payments for excess facilities, net of estimated sublease income of $2.7 million under existing arrangements.

(2)	Purchase obligations represent minimum commitments due to third parties, including subcontractor agreements, telecommunications contracts, IT maintenance contracts in support of internal use of software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties, have been excluded. Amounts presented also exclude accounts payable and accrued expenses at December 31, 2010.

Cash provided by operating activities resulted from net income, the addition of non-cash charges, the sale of $16.4 million in trading marketable securities and an increase in accrued compensation. These increases in operating cash flow were primarily offset by an increase in accounts receivable. The increase in accounts receivable is due to the increase in service revenues. Cash provided by operating activities increased compared to the same period in 2009 due to lower bonus payment of prior year bonuses — as bonuses based on 2009 results were lower than those paid in the first quarter of 2009 which were based on 2008 results — net income and, to a lesser extent, sales of trading marketable securities.

Days sales outstanding (“DSO”) is calculated based on actual three months of total revenue and period end receivables, unbilled and deferred revenue balances. Our DSO decreased 2% to 65 days as of December 31, 2010 compared to our DSO of 66 days as of December 31, 2009. DSO decreased due to a concerted effort to improve collections.

Cash used by investing activities was $33.4 million. This was due to $3.2 million in payments of deferred consideration related to the Nitro acquisition, $21.3 million in capital expenditures and the costs of internally developed software and $8.8 million in purchases of marketable securities. These uses of cash were offset by $0.8 million in redemptions of available-for-sale marketable securities and the receipt of $0.7 million on our hedge positions. Cash used by investing activities increased compared to the same period in 2009 due to the purchases of marketable securities. Though the current period reflected more capital expenditures, primarily related to build-out costs for a new India unit (discussed below), 2009 reflected more cash paid for acquisitions which related to Nitro.

Cash used by financing activities was $33.9 million as a result of a $46.8 million special dividend payment on all outstanding common stock as of March 1, 2010 as a return of capital to shareholders. This was offset by $8.7 million in proceeds associated with the issuance of common stock for stock option exercises and $4.4 million in proceeds from our credit facility. The difference between the financing activities in the current period compared to the same period in 2009 is the dividend payment. In addition, in 2010 we entered into a $10.0 million revolving credit facility in India, which matures in May 2011, to finance the build-out of a new India unit in a Special Economic Zone (“SEZ”) which is eligible for a five year, 100% tax holiday. Management concluded that this short-term credit facility was the most efficient financing method available.

Non-cash investing activity of $2.4 million reflects the value of common shares issued as part of contingent consideration in connection with our DCG acquisition.

We use foreign currency option contracts to partially mitigate the effects of exchange rate fluctuations on certain revenues and operating expenses denominated in foreign currencies. Please see “Item 7a. Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our use of such derivative financial instruments.

We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $10.7 million, for which the likelihood of loss is considered more than remote, and various administrative audits, each of which have arisen in the ordinary course of our business. We have an accrual at December 31, 2010 of approximately $0.7 million related to certain of these items. We intend to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that we have previously accrued and may have a material effect on our operating results.

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

The estimated fair value of our marketable securities portfolio was $10.1 million as of December 31, 2010 which includes $8.8 million of mutual finds and $1.3 million of auction rate securities (“ARS”).

The estimated fair value of our marketable securities portfolio was $17.4 million as of December 31, 2009 which includes $16.7 million of ARS and $0.8 million of a money market fund (the “Primary Fund”) classified as marketable securities. Our investment in the Primary Fund is classified as available-for-sale securities. In January 2010 we received the remaining Primary Fund balance of $0.8 million. As of December 31, 2009 the estimated fair value of our ARS classified as available-for-sale was $1.4 million and our ARS classified as trading securities was $15.3 million. In 2010 we sold all our trading securities at amortized cost.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. Should the interest rate fluctuate by 10%, the change in value of our marketable securities would not have been material as of December 31, 2010 and our interest income would not have changed by a material amount for the three months ended December 31, 2010.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates because a significant portion of our revenues, expenses, assets, and liabilities are denominated in currencies other than the U.S. dollar, primarily the British pound sterling, the euro, the Indian rupee and the Canadian dollar. These exposures may change over time as business practices evolve.

For 2010, approximately 41% of our revenues and approximately 54% of our operating expenses were denominated in foreign currencies, as compared to 45% and 56%, respectively, during the same period in 2009. In addition, 52% of our assets and liabilities were subject to foreign currency exchange fluctuations at December 31, 2010 as compared to 49% and 47% for our assets and liabilities, respectively, at December 31, 2009. We also have assets and liabilities in certain entities that are denominated in currencies other than the entity’s functional currency.

Approximately 16% of our operating expenses for 2010 were denominated in Indian rupees. Because we have minimal associated revenues in Indian rupees, any movement in the exchange rate between the U.S. dollar and the Indian rupee has a significant impact on our operating expenses and operating profit. Approximately 19% of our service revenues for 2010 are denominated in the British pound sterling. Any movement in the exchange rate between the U.S. dollar and the British pound has a significant impact on our revenues and operating income. Approximately 5% of our service revenues for 2010 are denominated in the euro. Any movement in the exchange rate between the U.S. dollar and the euro has a significant impact on our revenues and operating income. We manage this exposure through a risk management program that partially mitigates our exposure to operating expenses denominated in the Indian rupee and operating margins denominated in the British pound sterling and the euro, and that includes the use of derivative financial instruments which are not designated as accounting hedges. As of December 31, 2010 we had option contracts outstanding in the notional amount of approximately $24.2 million ($15.4 million for our Indian rupee contracts, $6.2 million for our British pound sterling contracts and $2.6 million for our euro contracts). Because these instruments are option collars that are settled on a net basis with the bank, we have not recorded the gross underlying notional amounts in our assets and liabilities as of December 31, 2010. The following table details our net realized and unrealized gains/losses on these option contracts for 2010, 2009 and 2008.

	Twelve Months Ended December 31,
	2010	2009	2008

Gain (loss) on foreign exchange option contracts not designated	$530	$19	$(802)

We also performed a sensitivity analysis of the possible loss that could be incurred on these contracts as a result of movements in the Indian rupee. Changes of 10%, 15% and 20% of the underlying average exchange rate of our unsettled Indian rupee positions as of December 31, 2010 would result in maximum losses on these positions of $0.7 million, $1.3 million, and $1.9 million, respectively. Changes of 10%, 15% and 20% of the underlying average exchange rate of our unsettled British pound sterling positions as of December 31, 2010 would result in maximum losses on these positions of $0.2 million, $0.3 million, and $0.4 million, respectively. Changes of 10%, 15% and 20% of the underlying average exchange rate of our unsettled euro positions as of December 31, 2010 would result in maximum losses on these positions of $0.1 million, $0.2 million, and $0.2 million, respectively. Positions expire in January and February of 2011 and therefore, any losses in respect to these positions after December 31, 2010 would be recognized in the three months ending March 31, 2011.

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sapient Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
February 25, 2011

SAPIENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$219,448	$195,678
Marketable securities, current portion	8,861	16,082
Restricted cash, current portion	1,416	393
Accounts receivable, less allowance for doubtful accounts of $91 and $610 at December 31, 2010 and December 31, 2009, respectively	136,300	111,987
Unbilled revenues	49,765	47,426
Deferred tax assets, current portion	23,938	27,616
Prepaid expenses and other current assets	21,256	24,893

Total current assets	460,984	424,075
Marketable securities, net of current portion	1,269	1,362
Restricted cash, net of current portion	3,093	2,308
Property and equipment, net	35,571	29,229
Purchased intangible assets, net	17,629	23,061
Goodwill	77,865	76,004
Deferred tax assets, net of current portion	19,692	33,521
Other assets	7,619	5,359

Total assets	$623,722	$594,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,714	$19,238
Accrued expenses	51,444	47,185
Accrued compensation	66,609	49,147
Accrued restructuring costs, current portion	3,129	3,727
Income taxes payable	567	8,534
Deferred tax liabilities, current portion	—	136
Deferred revenues, current portion	18,558	19,544

Total current liabilities	159,021	147,511
Accrued restructuring costs, net of current portion	—	2,994
Deferred tax liabilities, net of current portion	831	1,579
Other long-term liabilities	21,565	16,634

Total liabilities	181,417	168,718
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 authorized and none issued at December 31, 2010 and 2009	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 137,307,612 and 133,272,997 shares issued at December 31, 2010 and 2009, respectively	1,373	1,333
Additional paid-in capital	555,562	583,291
Treasury stock, at cost, 458,664 and 444,418 shares at December 31, 2010 and 2009, respectively	(2,466)	(2,316)
Accumulated other comprehensive loss	(12,488)	(12,626)
Accumulated deficit	(99,676)	(143,481)

Total stockholders’ equity	442,305	426,201

Total liabilities and stockholders’ equity	$623,722	$594,919

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Revenues:
Service revenues	$823,511	$638,884	$662,412
Reimbursable expenses	40,008	27,794	25,076
Total gross revenues	863,519	666,678	687,488

Operating expenses:
Project personnel expenses	563,930	435,859	435,508
Reimbursable expenses	40,008	27,794	25,076

Total project personnel expenses and reimbursable expenses	603,938	463,653	460,584
Selling and marketing expenses	38,833	31,931	36,233
General and administrative expenses	150,877	118,018	123,188
Restructuring and other related charges	414	4,548	194
Amortization of purchased intangible assets	5,448	5,146	2,660
Acquisition costs and other related charges	111	2,962	—

Total operating expenses	799,621	626,258	622,859
Income from operations	63,898	40,420	64,629
Other income, net	196	267	1,280
Interest income, net	3,509	2,889	5,806

Income before income taxes	67,603	43,576	71,715
Provision for income taxes	23,798	13,735	9,239
Benefit from release of valuation allowance	—	(58,285)	—

Provision for (benefit from) income taxes	23,798	(44,550)	9,239

Net income	$43,805	$88,126	$62,476

Basic net income per share	$0.33	$0.69	$0.50

Diluted net income per share	$0.32	$0.66	$0.48

Weighted average common shares	132,060	127,969	125,988
Weighted average dilutive common share equivalents	6,669	4,912	3,176

Weighted average common shares and dilutive common share equivalents	138,729	132,881	129,164

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other		Total
	Common Shares		Paid-	Treasury Shares		Comprehensive	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	In Capital	Shares	Amount	Income	Income (Loss)	Deficit	Equity
	(In thousands)

Balance at December 31, 2007	131,785	$1,318	$564,878	(6,072)	$(24,240)		$12,686	$(294,083)	$260,559

Shares issued under stock option and purchase plans	—	—	425	1,304	5,759		—	—	6,184
Vesting of restricted stock, net			(5,252)	662	2,799				(2,453)
Stock-based compensation expense	—	—	15,122	—	—		—	—	15,122
Repurchase of common stock	—	—	—	(1,441)	(9,902)		—	—	(9,902)
Reclassification of redeemable common stock	—	—	290	—	—		—	—	290
Issuance of common stock in connection with acquisition	—	—	5,388	308	1,419		—	—	6,807
Tax benefits from stock plans	—	—	85	—	—		—	—	85
Comprehensive income:
Net income	—	—	—	—	—	62,476	—	62,476	62,476
Other comprehensive income:
Currency translation adjustments	—	—	—	—	—	(37,064)	(37,064)	—	(37,064)
Net unrealized loss on investments	—	—	—	—	—	(157)	(157)	—	(157)

Total comprehensive income	—	—	—	—	—	$25,255	—	—	—

Balance at December 31, 2008	131,785	$1,318	$580,936	(5,239)	$(24,165)		$(24,535)	$(231,607)	$301,947

Shares issued under stock option and purchase plans	338	3	1,074	64	296		—	—	1,373
Vesting of restricted stock, net	838	9	(8,502)	754	3,479				(5,014)
Stock-based compensation expense	—	—	14,721	—	—		—	—	14,721
Issuance of common stock in connection with Derivatives
Consulting Group Ltd. acquisition	312	3	2,360	—	—		—	—	2,363
Issuance of common stock in connection with Nitro Limited acquisition	—	—	(7,242)	3,114	14,096		—	—	6,854
Issuance of employment-based restricted shares in connection with Nitro Limited acquisition	—	—	—	863	3,978		—	—	3,978
Tax shortfall from stock plans	—	—	(56)	—	—		—	—	(56)
Comprehensive income:
Net income	—	—	—	—	—	88,126	—	88,126	88,126
Other comprehensive income:
Currency translation adjustments	—	—	—	—	—	11,871	11,871	—	11,871
Net unrealized gain on investments	—	—	—	—	—	38	38	—	38

Total comprehensive income	—	—	—	—	—	$100,035	—	—	—

Balance at December 31, 2009	133,273	1,333	583,291	(444)	(2,316)		(12,626)	(143,481)	426,201

Shares issued under stock option and purchase plans	1,543	15	8,675	—	—		—	—	8,690
Vesting of restricted stock, net	1,842	18	(10,084)	—	—				(10,066)
Stock-based compensation expense	—	—	18,156	—	—		—	—	18,156
Issuance of common stock in connection with Derivatives
Consulting Group Ltd. acquisition	650	7	2,367	—	—		—	—	2,374
Dividends paid on Common Stock	—	—	(46,843)	—	—		—	—	(46,843)
Return of Shares Related to Acquisitions	—	—	—	(15)	(150)		—	—	(150)
Comprehensive income:
Net income	—	—	—	—	—	43,805	—	43,805	43,805
Other comprehensive income:
Currency translation adjustments	—	—	—	—	—	128	128	—	128
Net unrealized gain on investments	—	—	—	—	—	10	10	—	10
						—

Total comprehensive income	—	—	—	—	—	$43,943	—	—	—

Balance at December 31, 2010	137,308	1,373	555,562	(459)	(2,466)		$(12,488)	$(99,676)	$442,305

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$43,805	$88,126	$62,476
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss recognized on disposition of fixed assets	(35)	85	660
Unrealized loss (gain) on financial instruments	139	44	(264)
Realized (gain) loss on investments	(132)	(103)	310
Depreciation expense	16,214	15,984	17,218
Amortization of purchased intangible assets	5,448	5,146	2,660
Deferred income taxes	16,681	869	45
Income tax benefit from release of valuation allowance	—	(58,285)	—
(Recovery of) provision for doubtful accounts, net	(227)	215	(54)
Stock-based compensation expense	18,156	14,921	15,122
Changes in operating assets and liabilities, net of acquisitions and disposition:
Accounts receivable	(24,474)	(8,805)	(7,132)
Unbilled revenues	(2,447)	(1,286)	(15,914)
Prepaid expenses and other current assets	1,738	(3,255)	753
Sales of trading marketable securities	16,425	—	—
Other assets	(2,205)	(141)	(189)
Accounts payable	(1,299)	3,484	(685)
Accrued compensation	17,202	(12,030)	4,462
Payments of withholding taxes in connection with vesting of stock-based awards	(10,031)	(5,018)	(2,453)
Accrued restructuring costs	(3,548)	(1,207)	(3,323)
Deferred revenues	(900)	3,325	3,002
Accrued expenses	130	(7,471)	1,984
Income taxes payable	(8,075)	2,098	6,409
Other long-term liabilities	4,745	2,016	(27)

Net cash provided by operating activities	87,310	38,712	85,060
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(3,163)	(19,057)	(23,517)
Cash received for sale of discontinued operations, net, and payment to minority stockholders	—	—	720
Purchases of property and equipment and cost of internally developed software	(21,253)	(9,419)	(17,889)
Sales and maturities of marketable securities	881	4,023	54,741
Purchases of marketable securities	(8,781)	—	(8,330)
Designation of cash equivalent to marketable securities	—	—	(11,626)
Cash received (paid) on financial instruments, net	669	479	(955)
Restricted cash	(1,789)	(122)	(908)

Net cash used in investing activities	(33,436)	(24,096)	(7,764)
Cash flows from financing activities:
Principal payments under capital lease obligations	(83)	(34)	(68)
Proceeds from credit facilities	4,380	—	—
Repayment of bank loan	—	—	(1,364)
Tax benefit from stock plans	—	29	85
Proceeds from stock option and purchase plans	8,690	1,373	6,184
Dividends paid on common stock	(46,843)	—	—
Repurchases of common stock	—	—	(9,902)

Net cash (used in) provided by financing activities	(33,856)	1,368	(5,065)

Effect of exchange rate changes on cash and cash equivalents	3,752	10,354	(21,588)

Increase in cash and cash equivalents	23,770	26,338	50,643
Cash and cash equivalents, at beginning of period	195,678	169,340	118,697
Cash and cash equivalents, at end of period	$219,448	$195,678	$169,340

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

Sapient Corporation (“Sapient” or the “Company”), a global services firm, helps clients compete, evolve and grow in an increasingly complex marketplace. The Company markets its services through three primary business units — SapientNitro, Sapient Global Markets and Sapient Government Services — positioned at the intersection of marketing, business and technology. SapientNitro provides multi-channel marketing and commerce services that span brand and marketing strategy, digital/broadcast/print advertising creative, web design and development, e-commerce, media planning and buying, and emerging platforms, such as social media and mobile. Sapient’s Global Markets services provide business and information technology (“IT”) strategy, process and system design, program management, custom development and package implementation, systems integration and outsourced services, including testing, maintenance and support. Sapient Government Services provides consulting, technology, and marketing services to a wide array of U.S. governmental agencies. Headquartered in Boston, Massachusetts, Sapient maintains a global presence with offices across North America, Europe, India and Asia.

In the first quarter of 2010, the Company realigned its North America and Europe business units and internal reporting systems to better align its services with its business and operational strategy. As such, the results of operations in Note 18, Segment Reporting, reflect the Company’s current business units: SapientNitro (new), Sapient Global Markets (new) and Sapient Government Services. SapientNitro is the Company’s customer experience business that combines multi-channel marketing, multi-channel commerce and the technology that binds them to help clients grow their businesses and create brand advocates. Sapient Global Markets provides advisory, analytics, technology, and operations solutions to today’s evolving financial and commodity markets. Sapient Government Services provides consulting, technology, and marketing services to a wide array of U.S. governmental agencies. 2009 and 2008 segment information have been recast to conform to the current structure.

During the third quarter of 2010, the Company identified errors totaling $0.8 million in the recording of project personnel expenses and reimbursable expenses of which approximately $0.4 million understated income in the fourth quarter of 2009. The remaining errors were spread across multiple quarters with no other quarter impact being greater than $0.1 million. The Company recorded a reduction to project personnel expenses of $0.8 million in the third quarter of 2010 to correct the error. Management has concluded that that the impact of these errors were not material to the affected prior periods or the twelve months ended December 31, 2010.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported amounts of revenues and expenses during the reporting periods. Significant estimates relied upon in preparing these financial statements include estimated costs to complete long-term contracts, estimated fair value of investments, including whether any decline in such fair value is other-than-temporary, estimated fair values of reporting units used to evaluate goodwill for impairment stock-based compensation expenses, restructuring and other related charges, contingent liabilities and recoverability of the Company’s net deferred tax assets and related valuation allowances. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

(c)	Foreign Currency Translation and Transactions

For non-U.S. subsidiaries assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. The functional currency for the majority of foreign subsidiaries is considered to be the local currency and, accordingly, translation adjustments are reported as a separate component of stockholders’ equity under the caption “accumulated other comprehensive loss”.

Cash flows of non-U.S. subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars using average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the consolidated statements of cash flows during the period.

(Losses) gains from foreign currency transactions of approximately ($0.7 million), ($0.1 million) and $2.5 million are included in general and administrative expenses in the consolidated statements of operations for 2010, 2009 and 2008, respectively.

(d)	Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, from the date of purchase, cash equivalents.

(e)	Marketable Securities, Investment and Other Financial Assets

The Company accounts for its marketable securities as “available-for-sale” and “trading” securities.

Available-for-sale securities are carried on the balance sheet at fair value. Unrealized gains and losses on available-for-sale securities that are considered temporary are reflected in the “accumulated other comprehensive loss” section of the Company’s consolidated balance sheet. Unrealized losses, excluding losses related to the credit rating of the security (credit losses), on available-for-sale securities that are considered other-than-temporary but relate to securities that the Company (i) does not intend to sell and (ii) will not be required to sell below cost are also reflected in “accumulated other comprehensive loss”. As the Company does not intend to sell its available-for-sale securities before they mature, nor does the Company believe it will be required to sell them below cost, the only other-than-temporary losses the Company reflects in “other income, net” on its consolidated statement of operations are related to credit losses. The Company’s available-for-sale securities consist of Auction Rate Securities (“ARS”), which are collateralized by municipal debt and student loans, and mutual funds that are listed on a foreign exchange.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Trading securities are carried on the balance sheet at fair value with unrealized gains and losses reflected in the “other income, net” section of the consolidated statements of operations. As of December 31, 2009 the Company held, at cost, $16.4 million of ARS classified as trading securities which were sold, at cost, during 2010.

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

The Company performs credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for credit losses and such losses have been within management’s expectations. During 2010, 2009 and 2008 no individual customer accounted for greater than 10% of service revenues. No customer’s accounts receivable balance exceeded 10% of total accounts receivable as of December 31, 2010 or 2009.

The fair market values of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, accrued expenses and income taxes payable at both December 31, 2010 and 2009 approximate their carrying amounts.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had recorded realized gains of $0.7 million and less than $0.1 million in 2010 and 2009, respectively, and recorded realized losses of $1.1 million in 2008, in the consolidated statement of operations related to these instruments. The Company had recorded unrealized losses of $0.1 million and less than $0.1 million in 2010 and 2009, respectively, and unrealized gains of $0.3 million in 2008 related to these instruments. The Company enters into 30 day average rate instruments covering a rolling 90 day period with notional amounts of 350 million rupees (approximately $7.7 million), 2 million pounds sterling (approximately $3.1 million) and 1 million euro (approximately $1.3 million) per month. As these instruments are option collars that are settled on a net basis with the bank, the Company has not recorded the gross underlying notional amounts in its consolidated balance sheets as of December 31, 2010. These option positions settle in the three month period ended March 31, 2011. None of the Company’s derivative financial instruments qualified for hedge accounting.

The following table reflects the fair value of the Company’s derivative assets and liabilities on its consolidated balance sheets as of December 31, 2010 and 2009 (in thousands):

	Derivative Assets Reported in		Derivative Liabilities Reported
	Other Current Assets		in Other Current Accrued Liabilities
	December 31,		December 31,
	2010	2009	2010	2009

Foreign exchange option contracts not designated	$133	$238	$—	$21

The following table shows the effect of realized and unrealized gains and losses, net, of the Company’s foreign exchange option contracts on its results of operations for twelve months ended December 31, 2010, 2009 and 2008 (in thousands):

	Twelve Months Ended December 31,
	2010	2009	2008

Gain (loss) on foreign exchange option contracts not designated	$530	$19	$(802)

(h)	Property and Equipment

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

During 2010, the Company capitalized costs of $2.6 million primarily related to internal financial systems, a project planning application, a staffing module and upgrades, of which $1.6 million relates to costs associated with

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

software developed for internal use that was placed into service during 2010. The remaining $1.0 million relates to costs associated with the development of software for internal use that was not yet placed into service as of December 31, 2010. During 2009, the Company capitalized costs of $2.4 million primarily related to internal financial systems, a staffing module and upgrades, of which $2.1 million relates to costs associated with software developed for internal use that was placed into service during 2009. The remaining $0.3 million relates to costs associated with the development of software for internal use that was not yet placed into service as of December 31, 2009. During 2008, the Company capitalized costs of $3.0 million primarily related to internal financial systems, a staffing module and upgrades, of which $2.7 million relates to costs associated with software developed for internal use that was placed into service during 2008. The remaining $0.3 million relates to costs associated with the development of software for internal use that was not yet placed into service as of December 31, 2008. The capitalized costs placed in service during 2010, 2009 and 2008 are being amortized over three years. Amortization expense for costs incurred to develop computer software for internal use totaled $3.1million, $2.9 million and $2.6 million during 2010, 2009 and 2008, respectively, and are reflected in “general and administrative expenses” on the consolidated statement of operations and “depreciation expense” on the consolidated statements of cash flows.

(j)	Costs Incurred to Sell, Lease, or Otherwise Market Computer Software

Generally accepted accounting principles specify that costs incurred internally in researching and developing a computer software product to sell, lease or otherwise market, should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. The Company has determined that technological feasibility for its software products is reached after all high-risk development issues have been resolved through coding and testing. This is generally shortly before the products are released. Unamortized capitalized software costs, included in property and equipment, net on the consolidated balance sheet, as of December 31, 2010 and 2009 were approximately $1.3 million and $1.1 million, respectively. Amortization expense totaled approximately $0.7 million, $0.6 million and $0.8 million for the year ended December 31, 2010, 2009 and 2008, respectively. The Company capitalized costs of $1.1 million, $0.4 million and $1.1 million for the year ended December 31, 2010, 2009 and 2008, respectively.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchased license agreements, tradenames and order backlog. Finite-lived purchased intangible assets are amortized over their expected period of benefit, which generally ranges from one to seven years.

The goodwill impairment test requires the Company to identify reporting units and to determine estimates of the fair value of our reporting units as of the date we test for impairment. Assets and liabilities, including goodwill, are allocated to reporting units based on factors such as specific identification and percentage of revenue. To conduct a goodwill impairment test, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, the Company will record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. The Company estimates the fair value of its reporting units using the income approach, via discounted cash flow valuation models which include, but are not limited to, assumptions such as a “risk-free” rate of return on an investment, the weighted average cost of capital of a market participant, and future revenue, operating margin, working capital and capital expenditure trends. The Company performed its annual assessment of our goodwill during the fourth quarter of 2010 and determined that the estimated fair values of its reporting units significantly exceed their carrying value and, therefore, goodwill was not impaired. The Company completes its goodwill impairment analyses at least annually, or more frequently when events and circumstances, like the ones mentioned above, occur indicating that the recorded goodwill may be impaired. Determining fair value of reporting units and goodwill includes significant judgment by the Company and different judgments could yield different results.

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

The Company’s project delivery and business unit finance personnel continually review labor incurred and estimated total labor, which may result in revisions to the amount of recognized revenue under an arrangement. Certain arrangements provide for revenue to be generated based upon the achievement of certain performance standards. Revenue related to achieving such performance standards is recognized when such standards are achieved. Revenue related to the achievement of performance standards was immaterial during 2010, 2009 and 2008.

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

Marketing services, including access to the company’s BridgeTrack software application, that are provided in exchange for monthly retainer fees and license fees are recognized as the monthly services are provided. Revenue from offline printing and production services are recognized at the time title of the related items transfers to the customer, provided that all other revenue recognition criteria have been met.

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

The Company recognizes revenue for services when collection from the client is reasonably assured, and the fees are fixed or determinable. The Company establishes billing terms at the time project deliverables and milestones are agreed. Normal payment terms are thirty days from invoice date. Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled revenues. Amounts invoiced to clients in excess of revenue recognized are classified as deferred revenues. The Company’s project delivery and business unit finance personnel continually monitor timely payments from clients and assess any collection issues. The Company maintains allowances for doubtful accounts for losses resulting from the inability of clients to make required payments. The Company uses the specific identification method and bases its estimates on historical collection and write-off experience, current trends, credit policy, and detailed analysis of specific client situations. While such credit losses have historically been within management’s expectations and the allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on the Company’s business, financial condition and results of operations.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(n)	Stock-Based Compensation

The Company recognizes the fair value of stock-based awards as stock-based compensation expense, net of a forfeiture rate, for only those shares expected to vest on a straight-line basis over the requisite service period of the award when the only condition to vesting is continued employment. If vesting is subject to a market or performance condition, vesting is based on the derived service period. The Company estimates its forfeiture rate based on its historical experience and any known factors that may influence future forfeitures. The fair value per share of Restricted Stock Unit (“RSU”) awards is equal to the quoted market price of the Company’s common stock on the date of grant. Restricted stock that is contingent on employment and/or has performance conditions are valued based on the fair market value on the date of issuance. RSU awards with market-based vesting criteria are valued using a lattice model. The Company uses the Black-Scholes valuation model for estimating the fair value of stock options granted.

The Company granted RSUs in 2010, 2009 and 2008. The Company has not granted stock options, regularly, since 2006. The Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period. As a result of the Company’s forfeiture analysis conducted in the fourth quarter of 2008, which considered the trend of historical forfeitures as well as future expectations of forfeiture activity, it increased its forfeiture rate estimate and recorded a reduction in stock-based compensation expense of $2.8 million, relating to grants made in 2005 and 2006. Of the $2.8 million reduction recorded in 2008, $1.7 million is reflected in project personnel expenses, $0.8 million is reflected in general and administrative expenses and $0.3 million is reflected in selling and marketing expenses. The Company’s 2010 and 2009 annual review of its forfeiture estimate did not yield a material adjustment.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

From time to time, the Company establishes exit plans for restructuring activities which require that the Company make estimates as to the nature, timing and amount of the exit costs that it specifically identified. The consolidation of facilities requires the Company to make estimates, which include contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sub-lease income. The Company reviews on a regular basis its sub-lease assumptions and lease buy-out assumptions. These estimates include lease buy-out costs, anticipated sublease rates, other terms and conditions in sub-lease contracts, and the timing of these sub-lease arrangements. If the rental markets continue to change, the Company’s lease buy-out, sub-lease and space requirement assumptions may not be accurate and it is possible that changes in these estimates could materially affect its financial condition and results of operations. A reduction of workforce requires the Company to make estimates, which include estimating the cost of benefits and severance.

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

In January 2010, we adopted ASU No. 2010-06 — Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. We have included these new disclosures, as applicable, in Note 5 in the Notes to Consolidated Financial Statements.

(u)	Accounting for Acquisitions

Acquisitions completed prior to January 1, 2009 are accounted for using the purchase method per generally accepted accounting principles. Any acquisitions completed after January 1, 2009 are accounted for using the acquisition method. The purchase method and acquisition method are similar in many aspects, though the two most significant changes, as it pertains to the Company’s financial statements, are accounting for contingent consideration and transaction costs. Under the purchase method, contingent consideration is only recorded in the period in which the consideration is earned as goodwill in that period. Under the acquisition method the Company is required

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to estimate the fair value of contingent consideration as an assumed asset, liability or equity on the acquisition date by estimating the amount of the consideration and probability of the contingencies being met. For contingent consideration classified as an asset or liability, this estimate is recorded as goodwill on the acquisition date and its value is assessed at each reporting date. Any subsequent change to the estimated fair value is reflected in earnings and not in goodwill. Under the purchase method the Company was able to record transaction costs related to the completion of the acquisition as goodwill. Under the acquisition method the Company is required to expense these costs as they are incurred. These costs are reflected in “acquisition costs and other related charges” on the consolidated statement of operations.

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

The purchase price, net of cash acquired, was $31.0 million for the acquisition of 100% of Nitro’s outstanding shares. The $31.0 million consisted of $11.1 million in cash, net of cash acquired, deferred consideration with an estimated fair value of $8.1 million and the issuance of 3.3 million shares of restricted common stock valued at $11.8 million. The value of common stock was determined as $6.27 per share, the value of the Company’s common stock on the acquisition date, less $8.7 million. The $8.7 million reduction in purchase price reflects the impact of the selling restrictions on the shares of $7.1 million. The remaining $1.6 million reduction reflects the value of shares transferred as consideration that are also tied to the seller’s continued employment. The $1.6 million is being accounted for as compensation expense. As of December 31, 2010 $1.0 million of expense remained unamortized, all of which will be recognized as a restructuring charge in the first quarter of 2011 (see Note 21, Subsequent Events) over the associated vesting period.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition of Nitro has been accounted for as business combination using the acquisition method. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach based on estimates provided by management. The excess of purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price is based upon a valuation of certain assets and liabilities acquired. The purchase price allocation was as follows (in thousands):

Amount

Cash	$3,290
Accounts receivable	10,438
Other current assets	3,308
Property and equipment	2,281
Indentifiable intangible assets	18,000
Goodwill	16,943

Total assets acquired	54,260

Accounts payable, accrued expenses and other current liabilities	(16,912)
Deferred revenues	(416)
Deferred tax liability	(1,379)
Other long term liabilities	(1,312)

Total liabilities assumed	(20,019)

Total allocation of purchase price consideration	$34,241

Less: cash acquired	(3,290)

Total purchase price, net of cash acquired	$30,951

Except for accounts receivable, leases, other long term liabilities and deferred taxes, net tangible assets were valued at the respective carrying amounts recorded by Nitro as the Company believes that their carrying value amounts approximate their fair value at the acquisition date. Included in other current assets is the estimated fair value, as of the acquisition date, of indemnification assets totaling $1.2 million. These assets reflect amounts due from the seller of Nitro as a result of potential breaches in or inaccuracies of representations and warranties made in the stock purchase agreement. The Company clawed back 14,246 shares from the seller to satisfy a $0.2 million indemnification asset during the third quarter of 2010. The Company acquired a deferred consideration obligation of $8.1 million. The obligation is denominated in a foreign currency. Pursuant to the purchase agreement, the seller agreed to indemnify the Company for payments in excess of $8.0 million. The Company paid $4.6 million in the fourth quarter of 2009 and $3.2 million in 2010 to settle this obligation. At December 31, 2010 the Company had a deferred consideration obligation of $1.3 million, offset by an indemnification asset of $1.1 million. Please see Note 5 for the changes in fair value of the acquired indemnification assets, deferred consideration and other long-term liability. Total net tangible assets consist of the fair value of tangible assets acquired less the fair value of assumed liabilities.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The former shareholder of Nitro could have received additional consideration of up to $3.0 million, which was contingent on certain financial performance conditions during the twelve month period from October 1, 2009 to September 30, 2010, and was payable in either cash or stock at the Company’s discretion. The Company did not record a liability as of the acquisition date. Nitro did not achieve the prescribed performance targets and as a result the Company did not record a liability as of September 30, 2010. Furthermore, if Nitro’s financial performance did not meet certain minimum revenue thresholds for the twelve months ended June 30, 2010, the Company could have clawed-back shares from the former shareholder of Nitro. Nitro’s financial performance met the prescribed target and the Company did not record an asset for this contingency. The following unaudited, pro forma information assumes the Nitro acquisition occurred at the beginning of the periods presented (in thousands, except per share amounts):

	Twelve Months Ended
	December 31,
	2009	2008
	(unaudited)

Service revenues	$663,189	$718,608

Net income	$84,399	$62,846

Basic net income per share	$0.66	$0.50

Diluted net income per share	$0.65	$0.49

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

Pursuant to the agreement, the former shareholders of DCG could earn additional consideration subject to achieving certain operating objectives in years one, two and three, ending March 31, 2009, 2010 and 2011, respectively. The year one operating objectives were partially achieved and, as a result, the Company paid approximately $5.6 million in contingent consideration in 2009 which comprised $2.4 million in stock and $3.2 million in cash. The Company determined the amount of contingent consideration due to achievement of year two performance objectives was $2.4 million, which was paid by issuing 235,744 shares of common stock during the second quarter of 2010. The maximum potential future consideration for the year three performance objectives, to be resolved over the next year, is £6.0 million (approximately $9.3 million at December 31, 2010 exchange rate) payable in cash or common stock. As the DCG acquisition was completed in 2008, it is accounted for as a business combination under the purchase method. Accordingly, any future contingent consideration payments will result in an increase in goodwill at the time the contingent consideration is earned.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following unaudited, pro forma information assumes the DCG acquisition occurred at the beginning of the periods presented (in thousands, except per share amounts):

Twelve Months Ended
December 31,
2008
(Unaudited)

Service revenues	$686,992

Net income	$60,871

Basic net income per share	$0.48

Diluted net income per share	$0.47

The pro forma information above is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

(4)	Supplemental Cash Flow Information

Net total income taxes paid in 2010, 2009 and 2008 were approximately $12.1 million, $7.4 million and $4.2 million, respectively.

Non-cash investing transactions in 2010 consisted of the issuance of common stock in the amount of $2.4 million as contingent consideration for the acquisition of DCG. Non-cash investing transactions in 2009 consisted of the issuance of common stock in the amount of $11.8 million as consideration for the Nitro acquisition and $2.6 million as contingent consideration for the acquisition of DCG. Non-cash investing transactions in 2008 consisted of the issuance of common stock in the amount of $6.8 million as consideration for the acquisition of DCG.

(5)	Marketable Securities, the Put Right and Fair Value Disclosures

Marketable Securities and the Put Right

Please see Note 2(e) for a discussion of the Company’s accounting policy related to its marketable securities investments and other financial assets and the methods and assumptions used to determine their fair value.

At December 31, 2010 the estimated fair value of the Company’s marketable securities classified as available-for-sale securities was $10.1 million. At December 31, 2009 the estimated fair value of the Company’s marketable securities classified as available-for-sale securities and trading securities were $2.1 million and $15.3 million, respectively. The Company sold, at amortized cost, $16.4 million of auction rate securities (“ARS”) classified as trading securities and $0.1 million of ARS classified as available-for-sale during 2010. In the fourth quarter, the Company purchased $8.9 million of mutual funds classified as available-for-sale.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the Company’s marketable securities:

	Available-for-Sale Securities as of December 31, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Long-term:
Auction rate securities	$1,400	$—	$(131)	$1,269
Short-term:
Mutual fund deposits	8,882	—	(21)	8,861

Total	$10,282	$—	$(152)	$10,130

	Available-for-Sale Securities as of December 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Long-term:
Auction rate securities	$1,500	$—	$(138)	$1,362
Short-term:
Money market fund deposits	940	—	(186)	754

Total	$2,440	$—	$(324)	$2,116

Trading Securities as of December 31, 2009
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value

Short-term:
Auction rate securities	$16,425	$—	$(1,097)	$15,328

The Company’s available-for-sale securities comprise ARS and mutual funds. As of December 31, 2010 all of the Company’s available-for-sale ARS have been in an unrealized loss position for more than twelve months.

As a result of the discounted cash flow analysis described in Note 2(e), the Company has assessed that the fair value of its ARS classified as available-for-sale securities is $131,000 less than their amortized cost at December 31, 2010 compared to $138,000 less than amortized cost at December 31, 2009. The Company has recorded the change in valuation, a gain of $7,000, in the “accumulated other comprehensive loss” section on its consolidated and condensed balance sheets. The Company does not intend to sell its ARS classified as available-for-sale until a successful auction occurs and these ARS investments are liquidated at amortized cost, nor does the Company expect to be required to sell these ARS before a successful auction occurs.

At December 31, 2009 the amortized cost of the Company’s investment in the Primary Fund, a mutual fund that suspended redemptions, was $1.0 million. Due to events in 2009 that limited the liquidity of this investment the Company recorded an impairment of $0.2 million in 2009. In January 2010 the Company received the remaining $0.8 million balance.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the total other-than-temporary impairment losses to other-than-temporary losses reflected in earnings for the Company’s available-for-sale securities for 2010 and 2009 (in thousands):

	Twelve Months Ended December 31,
	2010	2009

Total other-than-temporary losses(1)	$—	$(205)
Less: portion of loss recognized in other comprehensive loss(2)	—	—

Net impairment losses recognized in earnings	$—	$(205)

(1)	Reflects $186 impairment for Primary Fund and $19 credit losses related to ARS.

(2)	The Company recognized an increase in the fair value of its ARS classified as available-for-sale during the twelve months ended December 31, 2010. As a result, a gain was recorded in “accumulated other comprehensive loss”.

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

Actual maturities of our marketable securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Gross realized gains and losses on the sale of securities are calculated using the specific identification method, and were not material to the Company’s operations for 2010 and 2009.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Disclosures

The Company accounts for certain assets and liabilities at fair value. The following tables represent the Company’s fair value hierarchy for its cash equivalents, marketable securities, Put Right, foreign exchange option contracts and acquired assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 (in thousands):

	Fair Value Measurements at December 31, 2010 Using
	Level 1	Level 2	Level 3	Total

Financial assets:
Auction rate securities	$—	$—	$1,269	$1,269
Bank time deposits	—	65,646	—	65,646
Foreign exchange option contracts, net	—	133	—	133
Money market fund deposits	27,703	—	—	27,703
Mutual funds	8,861	—	—	8,861
Indemnification assets acquired	—	—	1,078	1,078

Total	$36,564	$65,779	$2,347	$104,690

	Level 1	Level 2	Level 3	Total

Financial liabilities:
Foreign exchange option contracts, net	$—	$—	$—	$—
Deferred consideration acquired	—	—	231	231
Other long-term liabilities acquired	—	—	1,419	1,419

Total	$—	$—	$1,650	$1,650

	Fair Value Measurements at December 31, 2009 Using
	Level 1	Level 2	Level 3	Total

Financial assets:
Auction rate securities	$—	$—	$16,690	$16,690
Bank time deposits	—	56,202	—	56,202
Foreign exchange option contracts, net	—	238	—	238
Money market fund deposits	44,571	—	754	45,325
Put Right	—	—	1,096	1,096
Indemnification assets acquired	—	—	2,307	2,307

Total	$44,571	$56,440	$20,847	$121,858

	Level 1	Level 2	Level 3	Total

Financial liabilities:
Foreign exchange option contracts, net	$—	$21	$—	$21
Deferred consideration acquired	—	—	4,437	4,437
Other long-term liabilities acquired	—	—	1,299	1,299

Total	$—	$21	$5,736	$5,757

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to disclosures of fair value measurements. The guidance requires gross presentation of activity within the Level 3 measurement roll-forward (below) and details of transfers in and out of Level 1 and 2 measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. A change in the hierarchy of an investment from its current level will be reflected in the period during which the pricing methodology of such investment changes. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 will be made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during 2010.

Level 1 assets consist of money market fund deposits and mutual funds that are traded in an active market with sufficient volume and frequency of transactions. The fair value of these assets was determined from quoted prices in active markets for identical assets.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of changes in fair value of the Company’s Level 3 assets and liabilities, measured on a recurring basis for 2010 and 20009 (in thousands):

	Level 3 Inputs
	Assets	Liabilities

Balance at December 31, 2008	$21,418	$—
Transfers into Level 3 (marketable securities)	—	—
Transfers into Level 3 (acquired indemnification assets)(1)	1,202	—
Transfers into Level 3 (deferred consideration and other long-term liability acquired)(1)	—	9,299
Gain on increase in fair value of acquired indemnification assets included in general and administrative expenses ($1,079) and acquisition costs and other related charges(2)	1,105	—
Loss on increase of fair value of deferred consideration acquired included in acquisition costs and other related charges	—	154
Currency transaction loss on deferred consideration acquired included in general and administrative expenses(2)	—	1,079
Loss on increase in fair value of other long-term liability acquired included in general and administrative expenses	—	61
Payment of other acquired liability ($295) and acquired deferred consideration ($4,562)(2)	—	(4,857)
Unrealized gain included in accumulated other comprehensive loss	38	—
Unrealized loss included in other income, net	(797)	—
Unrealized gain included in other income, net	904	—
Maturities and sales of marketable securities	(3,023)	—

Balance at December 31, 2009	20,847	5,736
Settlement of indemnification asset related to currency transaction loss on deferred consideration(2)	(1,079)	(1,079)
Settlement of other indemnification asset related to Nitro acquisition	(150)	—
Loss on increase in fair value of deferred consideration acquired included in acquisition costs and other related charges	—	36
Loss on increase in fair value of other long-term liability acquired included in general and administrative expenses	—	120
Payment of acquired deferred consideration(2)	—	(3,163)
Unrealized loss included in accumulated other comprehensive loss	7	—
Realized loss included in other income, net	(1,096)	—
Realized gain included in other income, net	1,096	—
Sales of marketable securities	(17,278)	—

Balance at December 31, 2010	$2,347	$1,650

(1)	See Footnote 3, Acquisitions

(2)	Deferred consideration acquired in Nitro transaction is denominated in a foreign currency. Pursuant to the purchase agreement, the Company is indemnified against all currency transaction losses related to the deferred consideration. In 2009 the Company paid $4,562 of the acquired deferred consideration. In 2010 the Company paid $3,163 and applied the $1,079 currency loss indemnification asset against the $4,437 accrued as of December 31, 2009.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the Company’s cash and cash equivalents balance of $219.4 million as of December 31, 2010, were $65.6 million of time deposits with maturities of less than or equal to 90 days and money market fund deposits of $27.7 million. Included in the Company’s cash and cash equivalents balance of $195.7 million as of December 31, 2009 were $56.2 million of time deposits with maturities of less than or equal to 90 days and money market fund deposits of $44.6 million.

(6)	Restricted Cash

The Company has deposited approximately $4.5 million and $2.7 million with various banks as collateral for letters of credit and performance bonds and has classified this cash as restricted on the accompanying consolidated balance sheet at December 31, 2010 and 2009, respectively, and certain portions are reflected in current or non-current assets based on the expiration of the requirement with the various banks.

(7)	Property and Equipment

The cost and accumulated depreciation of property and equipment at December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009	Estimated Useful Life

Leasehold improvements	$28,121	$23,379	Lesser of estimated useful life or the remaining lease term
Furniture and fixtures	9,250	7,310	5 years
Office equipment	7,500	5,623	5 years
Computer software	34,862	29,547	3 years
Computer hardware	37,088	28,289	3 years
Property and equipment, gross	116,821	94,148
Less accumulated depreciation	(81,250)	(64,919)

Property and equipment, net	$35,571	$29,229

Depreciation expense was $16.2 million, $16.0 million and $17.2 million during 2010, 2009 and 2008, respectively. During 2010, the Company disposed of approximately $0.5 million of gross property and equipment with a net book value of less than $0.1 million and received less than $0.1 million in cash. During 2009, the Company disposed of approximately $3.4 million of gross property and equipment with a net book value of $0.4 million and received $0.3 million in cash.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Goodwill

As a result of the Company realigning its North America and Europe reportable segments, creating two new segments, SapientNitro and Sapient Global Markets, the Company’s goodwill balance as of December 31, 2009 has been allocated among the new business units based on the business units’ relative fair value as estimated by the Company. The following tables present the changes in goodwill allocated to our reportable segments during 2010 and 2009 and the allocation of December 31, 2009 goodwill balances to the new reportable segments (in thousands):

	North America	Europe	Total

Goodwill as of December 31, 2008	$38,289	$13,422	$51,711
Contingent consideration paid during the period	—	5,565	5,565
Goodwill acquired during the period	5,100	11,843	16,943
Costs associated with employee termination	—	517	517
Adjustment to goodwill recorded during the period	(103)	—	(103)
Exchange rate effect	—	1,371	1,371

Goodwill as of December 31, 2009	$43,286	$32,718	$76,004

	North America	Europe	Total

Balance as of December 31, 2009	$43,286	$32,718	$76,004
Allocation to SapientNitro	(31,797)	(21,477)	(53,274)
Allocation to Sapient Global Markets	(11,489)	(11,241)	(22,730)

Balance after allocation	$—	$—	$—

		Sapient Global
	SapientNitro	Markets	Total

Allocation of December 31, 2009 goodwill balance to new operating segments	$53,274	$22,730	$76,004
Contingent consideration recorded during the period	—	2,371	2,371
Exchange rate effect	(372)	(138)	(510)

Goodwill as of December 31, 2010	$52,902	$24,963	$77,865

In 2010 the Company recorded earnout consideration related to DCG of $2.4 million that was contingent on financial performance for the twelve months ended March 31, 2010 and paid out in 2010. In 2009 (prior to the realignment of reportable segments) the Company acquired Nitro and allocated $5.1 million to the North America segment and $11.8 million to the Europe segment. In addition, earnout consideration related to DCG of $5.6 million that was contingent upon financial performance for the twelve months ended March 31, 2009 was paid in 2009 and allocated to the Europe segment. See Note 3, Acquisitions for more detail.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Purchased Intangible and Long-lived Assets

The following is a summary of intangible assets as of December 31, 2010 and 2009 (2010 and 2009 gross carrying amounts of foreign currency denominated purchased intangible assets are reflected at December 31, 2010 and 2009 exchange rates, respectively, in thousands):

	December 31, 2010
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value

Customer lists and customer relationships	$22,954	$(12,351)	$10,603
SAP license agreement	1,100	(1,100)	—
Non-compete agreements	8,538	(3,074)	5,464
Tradename	3,149	(1,587)	1,562

Total purchased intangibles	$35,741	$(18,112)	$17,629

	December 31, 2009
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value

Customer lists and customer relationships	$22,927	$(8,804)	$14,123
SAP license agreement	1,100	(1,100)	—
Non-compete agreements	8,554	(1,716)	6,838
Tradename	3,144	(1,044)	2,100

Total purchased intangibles	$35,725	$(12,664)	$23,061

Amortization expense related to the purchased intangible assets was $5.4 million, $5.1 million and $2.7 million for 2010, 2009 and 2008, respectively.

The estimated future amortization expense of purchased intangible assets as of December 31, 2010 is as follows:

Total
(In thousands)

2011	5,026
2012	5,365
2013	4,155
2014	1,861
2015	818
Thereafter	404
Total	$17,629

(10)	Restructuring and Other Related Charges

2010 — Restructure Event

In the first quarter of 2010, we consolidated our UK operations into one office space. As such, the Company restructured one lease which ends in March 2011. Estimated costs for the consolidation of facilities included contractual rental commitments and related costs. The Company recorded $0.8 million in restructuring expense in the first quarter of 2010. These charges were not recorded to a segment because they impacted areas of the business

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that supported the business units and are reflected in “Reconciling Items” in Note 18, Segment Reporting. The following table shows activity during 2010 related to the 2010 restructuring event (in thousands):

Facilities

2010 provision	$846
Cash utilized	(604)

Balance, December 31, 2010	$242

The remaining $0.2 million accrued restructuring as of December 31, 2010 is expected to be paid by March 2011.

2009 — Restructure Event

In February 2009, in response to the impact of current global economic conditions on its demand environment, the Company implemented a restructuring plan to reduce its peoplecount during the first quarter of 2009. For the nine months ended September 30, 2009, 392 employees were terminated in connection with this restructuring plan and the Company recorded restructuring charges of $2.0 million in its consolidated and condensed statements of operations. These charges consisted of $1.9 million in employee cash severance payments and the remaining charges consisted of outplacement assistance fees and other associated costs. Of the $2.0 million restructuring charge, $1.2 million and $0.6 million were recorded to the Company’s SapientNitro and Sapient Global Markets operating segments, respectively. The remaining $0.2 million was not recorded to a segment because they impacted areas of the business that supported the business units and are reflected in “Reconciling Items” in Note 18, Segment Reporting. There were no amounts accrued for this restructuring event as of December 31, 2009.

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

We recorded a net restructuring benefit of approximately $0.4 million in 2010 principally related to changes in the Company’s estimated operating expenses to be incurred and sub-lease income in connection with a previously restructured lease, which ends in 2011.

We recorded net restructuring and other related charges of approximately $2.6 million in 2009 principally as a result of a change in estimated sub-lease income associated with two previously restructured leases.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows activity during 2010 and 2009 related to 2001, 2002 and 2003 restructuring events (in thousands):

Facilities

Balance at December 31, 2008	$7,922

2009 provision	2,590
Cash utilized	(3,791)

Balance at December 31, 2009	6,721

Cash utilized	(3,401)
Benefits, net	(433)

Balance at December 31, 2010	$2,887

The total remaining accrued restructuring costs for these events are $2.9 million at December 31, 2010. This balance will be paid through 2011.

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

(11)	Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	2010	2009	2008

Federal, current	$810	$1,488	$1,274
State, current	(236)	3,595	1,160
Foreign, current	7,051	4,878	7,097

Subtotal, current income tax (benefit) provision	7,625	9,961	9,531
Federal, deferred	20,858	(48,239)	946
State, deferred	(4,758)	(9,217)	156
Foreign, deferred	73	2,945	(1,394)

Subtotal, deferred income tax (benefit) provision	16,173	(54,511)	(292)

Income tax (benefit) provision	$23,798	$(44,550)	$9,239

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax provision (benefit) for 2010, 2009 and 2008 differed from the amounts computed by applying the U.S. statutory income tax rate to pre-tax income as a result of the following:

	2010	2009	2008

Statutory income tax rate	35.0%	35.0%	35.0%
Permanent items	1.8	4.8	1.7
State income taxes, net of federal benefit	(1.4)	8.2	1.5
Foreign taxes	(0.8)	42.8	(8.7)
Amortization	—	1.9	1.5
Valuation allowance	(1.2)	(198.4)	(19.0)
Other	1.8	3.5	0.9

Effective income tax (benefit) rate	35.2%	(102.2)%	12.9%

In 2010, significant components of the Company’s effective rate relate to valuation allowance changes arising from judgments about the realizability of certain deferred tax assets, adjustments to state income taxes, and the tax rate differential attributable to the Company’s foreign subsidiaries and related mix of jurisdictional profits.

The sources of income before the provision (benefit) for income taxes for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

United States	$58,671	$77,265	$40,307
International	8,932	(33,689)	31,408

	$67,603	$43,576	$71,715

During 2009, the Company implemented a plan to realign its international business and legal entities within its worldwide group. The objective of this realignment was to make its legal and operational structure more consistent with its Global Distributed Delivery model and the geographic mix of its customers. To effect this realignment, the Company established operations in Switzerland to provide operational and financial services to the majority of its international subsidiaries. A significant element of the new structure involves the sharing of certain expenses related to the development of intangible property. The geographic breakout of income before income taxes reflects the changes made to global cost allocations and additional intercompany expenses incurred by the Company’s foreign subsidiaries resulting from the realignment.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010 and 2009, deferred income tax assets and liabilities resulted from differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

	December 31,
	2010	2009

Deferred income tax assets (liabilities), current:
Deferred revenues	$4,289	$5,822
Unused net operating losses	16,741	19,786
Other reserves and accruals	3,468	2,562
Restructuring charges	1,122	1,481

Gross deferred income tax assets, current	25,620	29,651
Valuation allowance	(1,682)	(2,171)

Net deferred income tax assets, current	$23,938	$27,480

Deferred income taxes (liabilities), non-current:
Property and equipment	$2,056	$2,086
Deferred compensation	16,398	18,624
Goodwill and other intangibles	(2,545)	(1,834)
Tax credits	7,790	8,203
Unused net operating losses	6,430	17,060
Restructuring charges	—	1,200
Unremitted earnings	(10,836)	(13,200)
Other	2,944	3,495

Gross deferred income taxes, non-current	22,237	35,634
Valuation allowance	(3,376)	(3,692)

Net deferred income tax assets, non-current	$18,861	$31,942

Net deferred income tax assets	$42,799	$59,422

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

Certain state tax net operating loss carry forwards, as well as a portion of the net operating loss carry forwards relating to certain stock based compensation deductions will remain with a valuation allowance recorded against them at December 31, 2010 and 2009. At December 31, 2010 the Company determined that it had become more likely than not that it would realize a portion of its deferred tax assets related to state net operating loss carry forwards. As a result, the Company released $2.3 million of valuation allowances on its state deferred tax assets which was recorded as an income tax benefit.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also at December 31, 2010 the Company established a valuation allowance of $1.5 million against deferred tax assets in Switzerland, but continues to believe that deferred tax assets in its other foreign subsidiaries are more likely than not to be realized and, therefore, no valuation allowance has been recorded against these assets.

The following table summarizes changes in our valuation allowance:

	2010	2009	2008

Balance at beginning of year	$5,863	$112,138	$117,409
Additions	1,499	—	8,354
Utilization	—	(47,990)	(13,625)
Releases	(2,305)	(58,285)	—
Other adjustments	—	—	—

Balance at end of year	$5,057	$5,863	$112,138

The Company has net operating loss carry forwards of approximately $44.5 million and $86.6 million for U.S. federal purposes, and $25.9 million and $7.8 million related to foreign jurisdictions at December 31, 2010 and 2009, respectively. If not utilized, the federal net operating loss carry forwards will expire at various times through 2027 and the foreign loss carry forwards will expire at various times through 2017. The Company’s federal research and development tax credit carry forwards were $4.5 million at December 31, 2010 and 2009. If not utilized, the federal tax credit carry forwards will expire at various times through 2020.

The current accounting standard for stock-based compensation prohibits the recognition of windfall tax benefits from stock-based compensation deducted on tax returns until realized through a reduction of income tax payable. The Company has a deferred tax asset pertaining to net operating loss carry forwards resulting from the exercise of employee stock options prior to January 1, 2006 of approximately $2.8 million at December 31, 2010 and 2009 which is fully offset by a valuation allowance. The Company has additional unrecognized tax benefits related to stock-based compensation from January 1, 2006 onwards of $5.5 million and $2.9 million at December 31, 2010 and 2009, respectively. The cumulative tax benefits of $8.3 million will be recorded as additional paid-in-capital when the net operating loss carry forwards are utilized and the benefit is realized.

The Company reinvests unremitted earnings of certain foreign operations indefinitely and, accordingly, does not provide for income taxes that could result from the remittance of such earnings. At December 31, 2010 and 2009 $45.0 million and $48.0 million of unremitted earnings were not reinvested indefinitely and recorded a long-term deferred tax liability of $10.8 million and $13.2 million, respectively. At December 31, 2010 and 2009, earnings of such operations that could result in incremental taxes, if remitted, amounted to $86.9 million and $53.1 million, respectively. Determination of the potential deferred tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when such remittance occurs.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company has gross unrecognized tax benefits including interest and penalties of approximately $12.0 million at December 31, 2010 and $8.9 million as of December 31, 2009. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2010 and 2009, interest and penalties accrued were approximately $1.1 million and $1.6 million, respectively.

A tabular roll forward of the Company’s uncertainties in income tax provision liability is presented below:

	2010	2009	2008

Balance at January 1	$7,332	$5,551	$4,118
Additions based on current year tax positions	3,168	1,586	1,433
Additions based on tax positions of prior years	1,454	1,456	—
Reductions for tax positions of prior years	(1,090)	(1,261)	—
Settlements	—	—	—

Balance at end of year	$10,864	$7,332	$5,551

The Company conducts business globally and, as a result, our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Germany, India, United Kingdom and the United States. The Company’s U.S. federal tax filings are open for examination for tax years 2007 through the present. The statute of limitations in the Company’s other tax jurisdictions remains open between 2004 through the present. However, carry forward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in a future period.

Although we believe our tax estimates are appropriate, the final determination of tax audits could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of tax audits in the next twelve months and the expiration of relevant statutes of limitations could result in a decrease in our unrecognized tax benefits of an amount between $0.3 million and $1.3 million.

The Company enjoys the benefits of income tax holidays in certain jurisdictions it operates in. The tax holiday for our business in Gurgaon, India, expired on March 31, 2009, while the enabling legislation for the tax holidays for our business located in Bangalore and Noida, India, are scheduled to expire on March 31, 2011 In addition, in 2009 the Company established a new India unit in a Special Economic Zone (“SEZ”) which is eligible for a five year, 100% tax holiday. These benefits resulted in a decrease in its income tax provision of $3.3 million, $2.3 million and $3.1 million for 2010, 2009 and 2008, respectively. Excluding these benefits, diluted earnings per share would have been $0.29, $0.65 and $0.46 for 2010, 2009 and 2008, respectively.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Commitments and Contingencies

Lease Commitments

The Company maintains its executive offices in Boston, Massachusetts and operating offices in several locations throughout the United States and abroad. Future minimum rental commitments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2010 were as follows (in thousands):

Total

2011	14,582
2012	14,498
2013	13,222
2014	11,637
2015	11,583
Thereafter	45,167

Total	$110,689

Rent expense for the years ended December 31, 2010, 2009 and 2008 was approximately $19.5 million, $15.0 million and $13.5 million, respectively. The Company’s capital lease obligations as of December 31, 2010 were not material.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company frequently warrants that the technology solutions it develops for its clients will operate in accordance with the project specifications without defects for a specified warranty period, subject to certain limitations that the Company believes are standard in the industry. In the event that defects are discovered during the warranty period, and none of the limitations apply, the Company is obligated to remedy the defects until the solution that the Company provided operates within the project specifications. The Company is not typically obligated by contract to provide its clients with any refunds of the fees they have paid, although a small number of its contracts provide for the payment of liquidated damages upon default. The Company has purchased insurance policies covering professional errors and omissions, property damage and general liability that reduce its monetary exposure for warranty-related claims and enable it to recover a portion of any future amounts paid. The Company typically provides in its contracts for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project. The Company has never paid any material amounts with respect to the warranties for its solutions, although the Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties. Deferred revenues on contracts related to warranties were immaterial as of December 31, 2010 and 2009.

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

The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims totaling approximately $10.7 million, for which the likelihood of a loss is considered more than remote, and various administrative audits, each of which have arisen in the ordinary course of our business. The Company has an accrual at December 31, 2010 of approximately $0.7 million related to certain of these items. The Company intends to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has previously accrued.

(13)	Debt

In May 2010, Sapient Consulting Pvt. Limited (a subsidiary of the Company in India) entered into a $10,000,000 uncommitted revolving credit facility. The facility matures in May 2011 and can be used to finance working capital requirements, capital expenditures or any other purpose which may be permissible under local regulations. Borrowings in U.S. dollars bear interest at the six-month LIBOR plus 2%. Short-term loans denominated in Indian rupees are also permissible and bear interest at prevailing local borrowing rates, dependant on the payback period selected at the time of borrowing. There are no covenants based on financial measures governing this facility. At December 31, 2010 the Company has three 30-day short-term loans outstanding at interest rates ranging from 9.25% to 9.65%. These loans total 200 million rupees (approximately $4.4 million) and mature in January 2011. These borrowings are reflected in other current accrued liabilities on the consolidated and condensed balance sheets.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Stock Plans

The Company recorded $18.2 million, $14.9 million and $15.1 million of stock-based compensation expense in the accompanying consolidated statement of operations for 2010, 2009 and 2008, respectively. Project personnel expenses, selling and marketing expenses and general and administrative expenses appearing in the consolidated statements of operations for 2010, 2009 and 2008 include the following stock-based compensation amounts (in thousands):

	2010	2009	2008

Project personnel expenses	$10,389	$8,222	$6,890
Selling and marketing expenses	1,108	1,472	3,403
General and administrative expenses	6,659	5,227	4,829

	$18,156	$14,921	$15,122

Stock-based compensation expense capitalized related to individuals working on internally developed software was immaterial. The Company values restricted stock units (“RSUs”) and restricted stock that is contingent on employment and/or performance conditions based on the fair market value on the date of grant, which is equal to the quoted market price of the Company’s common stock on the date of grant. RSUs with market-based vesting criteria are valued using a lattice model. The Company values stock options using the Black-Scholes valuation model.

The Company recognizes compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The Company estimated the forfeiture rate is based on its historical experience and any known factors that may affect future forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated. The actual expense recognized over the vesting period will only be for those shares that vest. As a result of the Company’s forfeiture analysis conducted in the fourth quarter of 2008, which considered the trend of historical forfeitures as well as future expectations of forfeiture activity, the Company increased its forfeiture rate estimate and recorded a reduction in stock-based compensation expense of $2.8 million, related to grants made in 2005 and 2006. Of the $2.8 million reduction recorded in 2008, $1.7 million is reflected in project personnel expenses, $0.8 million is reflected in general and administrative expenses and $0.3 million is reflected in selling and marketing expenses. The Company’s 2010 and 2009 annual review of its forfeiture estimate did not result in a material change in estimate.

During the first quarter of 2010, the Company granted a special dividend equivalent payment of $0.35 per RSU for each outstanding RSU award as of March 1, 2010, to be paid in shares when the underlying award vests. If the underlying RSU does not vest, the dividend equivalent is forfeited. Under the terms of our RSU awards, RSUs were not entitled to dividends. As a result, the dividend declared on outstanding RSUs is a modification of the original awards, the cost of the dividend equivalent will be recognized as stock-based compensation in the same manner the Company recognizes stock-based compensation for RSUs. The Company estimated the total additional stock-based compensation expense related to the special dividend equivalent on RSUs, net of forfeitures, to be approximately $2.0 million. This expense will be recognized through March 1, 2014, the amounts recorded in each period to be commensurate with the vesting of the underlying awards. During the second quarter, the Company granted RSU with service and performance conditions to its Chief Executive Officer (“CEO”). Up to 100,000 units will vest on March 1, 2013 if the performance conditions are met for the three year period ending December 31, 2012. The CEO will be granted an additional 50,000 RSUs that will vest based on strategic objectives that will be determined by the Company’s Board of Directors.

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

Options granted pursuant to the Directors Plan vest in four equal annual installments commencing on the first anniversary of the date of grant and generally expire ten years after the date of grant. As of December 31, 2010 and 2009, options to purchase zero shares of common stock were outstanding under the Director Plan.

(c)	1998 Stock Incentive Plan

The Company’s 1998 Stock Incentive Plan (the “1998 Plan”) authorizes the Company to grant options to purchase common stock, to make awards of restricted common stock, and to issue certain other equity-related awards to employees and directors of the Company. The total number of shares of common stock which may be issued under the 1998 Plan is 18,000,000 shares. The 1998 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration date. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the common stock. The exercise price of options qualifying as Incentive Stock Options may not be less than the fair market value of the common stock on the grant date. As of December 31, 2010, 4.8 million shares were available for grant under the 1998 Stock Incentive Plan. On August 15, 2007, the Company’s stockholders approved an amendment to the 1998 Plan that, among other things, extended the term of the 1998 Plan to the earlier of (i) the date at which the Plan has no underlying shares available for issuance; or (ii) March 29, 2012.

(d)	2001 Stock Option Plan

The Company’s 2001 Stock Option Plan (the “2001 Plan”) authorizes the Company to grant options to purchase common stock to employees and directors of the Company. The total number of shares of common stock which may be issued under the 2001 Plan is 12,000,000 shares. The 2001 Plan is administered by the Board of Directors, or a subcommittee thereof, which selects the persons to whom stock options are granted and determines the number of shares, the exercise prices, the vesting terms and the expiration date. Under the terms of the 2001 Plan, no stock options, including non-qualified options, may be granted at exercise prices which are below the grant date fair market value of the common stock. In connection with the Company’s internal investigation into its historical stock-based compensation practices, management determined that certain stock option grants under the 2001 Plan were made at exercise prices below fair market value (“FMV”). Although the 2001 Plan requires that all stock option awards be made at FMV, management has determined that these below-FMV awards are valid because the Company historically has honored the awards upon exercise and the Company has the ability and intent to continue honoring the awards in the future. Stock options granted under the 2001 Plan are nontransferable,

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally become exercisable over a four-year period and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee’s employment or other relationship with the Company). As of December 31, 2010 there were 3.3 million shares available for grant under the 2001 Stock Option Plan.

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

A summary of activity in the Company’s stock option plans for 2010 is presented below (in thousands, except weighted average prices):

	2010
		Weighted
		Average
	Shares	Exercise Price

Outstanding as of December 31, 2009	5,810	$12.55
Options exercised	(1,523)	5.65
Options forfeited/cancelled	(1,041)	43.54

Outstanding as of December 31, 2010	3,246	$5.89

Outstanding and expected to vest as of December 31, 2010	3,246

Options exercisable as of December 31, 2010	3,244

Aggregate intrinsic value of outstanding	$20,172
Aggregate intrinsic value of vested and expected to vest	$20,171
Aggregate intrinsic value of exerciseable	$20,164

The aggregate intrinsic value of stock options exercised in 2010, 2009, and 2008 was $7.4 million, $1.6 million and $4.6 million, respectively, determined as of the date of exercise. At December 31, 2010 the weighted average remaining contractual term for stock options outstanding, vested and expected to vest, and exercisable was less than one year.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010 there remained less than $0.1 million of compensation expense, net of estimated forfeitures related to non-vested stock options to be recognized as expense over a weighted average period of less than one year.

The table below summarizes activity relating to RSUs for 2010 (in thousands, except weighted average prices):

	2010
	Number of Shares	Weighted
	Underlying	Average Grant
	Restricted Units	Date Fair Value

Unvested as of December 31, 2009	6,629	$6.23
Restricted units granted	2,785	9.51
Restricted units vested	(2,676)	6.54
Restricted units forfeited/cancelled	(550)	6.61

Unvested as of December 31, 2010	6,188	$6.23

Unvested and expected to vest as of December 31, 2010	5,729	$6.23

The weighted average grant date fair value of RSUs granted in 2010, 2009, and 2008 were $9.51, $6.04 and $6.51, respectively. The aggregate intrinsic value of RSUs vested in 2010, 2009 and 2008 was $28.0 million, $14.1 million and $6.1 million, respectively. The intrinsic value of the non-vested RSUs, net of forfeitures, as of December 31, 2010 was $74.9 million. As of December 31, 2010 there remained $37.9 million of compensation expense, net of forfeitures, related to non-vested RSUs and restricted stock that is contingent on employment to be recognized as expense over a weighted average period of approximately 2.5 years.

(15)	Retirement Plans

The Company established a 401(k) retirement savings plan for employees in June 1994. Under the provisions of the plan, the Company matches 25 percent of an employee’s contribution, up to a maximum of $1,250 per employee per year. Total Company contributions were $1.3 million in 2010, $1.0 million in 2009 and $0.9 million in 2008.

(16)	Stockholders’ Equity

(a)	Preferred Stock

The Company’s Certificate of Incorporation authorizes the Board to issue up to 5,000,000 shares, $0.01 par value, of preferred stock with terms to be established by the Board at the time of issuance. To date the Company has not issued shares of preferred stock to date.

(b)	Restricted Common Stock

On July 1, 2009 the Company issued 3.3 million shares of restricted common stock to certain Nitro senior executives and key employees as part of the acquisition. A portion of these shares were tied to continued employment. The restricted shares tied to employment will vest over a period of four years from the acquisition date. The Company valued these shares based on the Company’s stock price on the acquisition date. The stock-based compensation charge for 2010 and 2009 related to these restricted shares was $1.6 million and $0.8 million, respectively. As of December 31, 2010 there remained $4.5 million of unamortized expense, which will be recorded as a restructuring charge in the first quarter of 2011 (see Note 21, Subsequent Event).

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following information presents the Company’s computation of basic and diluted income per share from continuing operations and basic and diluted net income per share for the periods presented in the consolidated statements of operations:

	2010	2009	2008

Net income	$43,805	$88,126	$62,476
Basic net income per share:
Weighted average common shares outstanding	132,060	127,969	125,988
Basic net income per share	$0.33	$0.69	$0.50

Diluted net income per share:
Weighted average common shares outstanding	132,060	127,969	125,988
Weighted average dilutive common share equivalents	6,669	4,912	3,176
Weighted average common shares and dilutive common share equivalents	138,729	132,881	129,164

Diluted net income per share	$0.32	$0.66	$0.48

Anti-dilutive options and share-based awards not included in the calculation	1,241	4,887	6,414

Included in the weighted average dilutive common share equivalents for 2009 and 2008 are shares associated with deferred consideration for the DCG acquisition. Included in weighted average dilutive common share equivalents for 2010 and 2009 are restricted shares associated with the Nitro acquisition. These shares are reflected in weighted average dilutive common share equivalents as they were contingent shares during the periods presented.

(17)	Related Party Transactions

In October of 2006, in connection with his resignation as Chief Executive Officer, Jerry A. Greenberg and Sapient entered into a consulting agreement pursuant to which Mr. Greenberg may provide consulting services to

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company in respect of long-term strategic planning, ongoing client relations and general business development. The initial consulting agreement, effective October 16, 2006, had an initial term of one year and could be terminated by either party upon written notice. In November of 2007, the agreement term was extended for a two-year period. In November of 2009 the agreement was amended and restated, extending the terms for an additional two-year period. The agreement would have expired in November 2011, but was terminated by mutual agreement in October 2010 in connection with Mr. Greenberg’s reappointment to the Company’s Board of Directors. The Company incurred no early termination penalties and neither party has any post-termination obligations under the agreement. The amounts earned under this arrangement were $122,500 for 2010 and $200,000 for both 2009 and 2008.

(18)	Segment Reporting

The Company has discrete financial data by operating segments available based on its method of internal reporting, which disaggregates its operations. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance.

Beginning in 2010, the Company realigned its North America and Europe business units and internal reporting systems to better align its services with the Company’s business and operational strategy. The new business units are: SapientNitro (new), Sapient Global Markets (new) and Sapient Government Services. As such, results by operating segment for 2009 and 2008 been recast to reflect the new business unit structure.

The Company does not allocate certain marketing and general and administrative expenses to its business unit segments because these activities are managed separately from the business units. The Company allocated $1.2 million and $0.6 million of $2.0 million related to its first quarter 2009 reduction in workforce to the SapientNitro and Sapient Global Markets segments, respectively. The Company did not allocate the remaining $0.2 million of costs associated with the 2009 restructuring activity or any costs associated with the 2001, 2002, 2003 and 2010 restructuring events across its operating segments for internal measurement purposes, because the substantial majority of these restructuring costs impacted areas of the business that supported the business units and, specifically in the case of our 2001, 2002, 2003 and 2010 events, were related to the initiative to reengineer general and administrative activities and the consolidation of facilities. Management does not allocate stock-based compensation to the segments for the review of results by the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM, and therefore, the Company has not disclosed asset information for each operating segment.

The tables below present the service revenues and income before income taxes attributable to these operating segments for the periods presented (in thousands):

	2010	2009	2008

Service Revenues:
SapientNitro	$514,727	$405,020	$461,682
Sapient Global Markets	260,359	198,043	172,457
Sapient Government Services	48,425	35,821	28,273

Total	$823,511	$638,884	$662,412

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009	2008

Income Before Income Taxes:
SapientNitro	$150,429	$115,461	$144,301
Sapient Global Markets	84,974	65,316	62,338
Sapient Government Services	13,749	10,303	8,812

Total reportable segments(1)	249,152	191,080	215,451
Less Reconciling Items(2)	(181,549)	(147,504)	(143,736)

Consolidated Income Before Income Taxes	$67,603	$43,576	$71,715

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income before income taxes include the following (in thousands):

	2010	2009	2008

Centrally managed functions	$161,426	$125,864	$132,882
Restructuring and other related charges	414	2,759	194
Amortization of purchased intangible assets	5,448	5,146	2,660
Stock-based compensation expense	18,156	14,921	15,122
Interest and other income, net	(3,705)	(3,156)	(7,086)
Acquisition expense and other related charges	111	2,962	—
Unallocated expenses(a)	(301)	(992)	(36)

	$181,549	$147,504	$143,736

(a)	Reflects stock-option restatement related benefits.

Geographic Data

Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated and condensed statements of operations and the consolidated and condensed balance sheets (in thousands):

	December 31,
	2010	2009	2008

Service revenues:
United States	$483,908	$353,092	$370,858
International	339,603	285,792	291,554

Total service revenues	$823,511	$638,884	$662,412

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2010	2009

Long-lived assets:
United States	$14,792	$14,844
International	20,779	14,385

Total long-lived assets(1)	$35,571	$29,229

(1)	Reflects net book value of Company’s property and equipment.

(19)	Prepaid Expenses and Other Current Assets, Accrued Expenses and Other Long-Term Liabilities

The following is a table summarizing the components of selected balance sheet items as of December 31, 2010 and 2009 (in thousands).

	December 31, 2010	December 31, 2009

Prepaid expenses and other current assets:
Prepaid insurance	$1,208	$1,100
Prepaid media	4,721	6,661
Prepaid rent	2,764	3,108
VAT tax receivable	27	301
Put right related to marketable securities	—	1,115
Prepaid other	12,536	12,608

	$21,256	$24,893

Accrued expenses:
Accrued media	$3,991	$5,026
Accrued accounts payable	22,429	19,250
VAT tax payable	5,389	6,032
Other accrued expenses	19,635	16,877

	$51,444	$47,185

Other long-term liabilities:
Unrecognized tax benefit	$11,582	$8,924
Other long-term liabilities	9,983	7,710

	$21,565	$16,634

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)	Quarterly Financial Results (Unaudited)

The following tables set forth certain unaudited quarterly results of operations of the Company for 2010 and 2009. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
	(In thousands, except per share amounts)
	(Unaudited)

Revenues:
Service revenues	$183,223	$200,351	$217,057	$222,880
Reimbursable expenses	8,501	10,350	11,525	9,633

Total gross revenues	191,724	210,701	228,582	232,513

Operating expenses:
Project personnel expenses	127,767	139,345	148,003	148,815
Reimbursable expenses	8,501	10,350	11,525	9,633

Total project personnel expenses and reimbursable expenses	136,268	149,695	159,528	158,448
Selling and marketing expenses	8,647	10,225	9,298	10,663
General and administrative expenses	35,943	36,435	38,443	40,056
Restructuring and other related (benefits) charges	286	128	34	(34)
Amortization of purchased intangible assets	1,467	1,359	1,301	1,321
Acquisition costs and other related charges	111	—	—	—

Total operating expenses	182,722	197,842	208,604	210,454
Income from operations	9,002	12,859	19,978	22,059
Interest and other income, net	800	745	942	1,218
Income before income taxes	9,802	13,604	20,920	23,277
Provision for income taxes	3,563	6,000	6,645	7,590

Net income	$6,239	$7,604	$14,275	$15,687

Basic net income per share	$0.05	$0.06	$0.11	$0.12

Diluted net income per share	$0.05	$0.06	$0.10	$0.11

Weighted average common shares	130,054	130,915	132,774	133,582
Weighted average dilutive common share equivalents	6,743	6,996	6,469	6,288

Weighted average common shares and dilutive common share equivalents	136,797	137,911	139,243	139,870

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
	(In thousands, except per share amounts)
		(Unaudited)

Revenues:
Service revenues	$142,359	$147,534	$165,541	$183,450
Reimbursable expenses	6,953	6,070	6,919	7,851
Total gross revenues	149,312	153,604	172,460	191,301

Operating expenses:
Project personnel expenses	100,178	101,939	114,219	119,523
Reimbursable expenses	6,953	6,070	6,919	7,851

Total project personnel expenses and reimbursable expenses	107,131	108,009	121,138	127,374
Selling and marketing expenses	7,142	7,274	8,055	9,460
General and administrative expenses	26,354	27,764	30,207	33,693
Restructuring and other related (benefits) charges	2,145	158	2,518	(273)
Amortization of purchased intangible assets	867	898	1,681	1,700
Acquisition costs and other related charges	638	1,035	1,110	179

Total operating expenses	144,277	145,138	164,709	172,133
Income from operations	5,035	8,466	7,751	19,168
Interest and other income, net	1,006	809	652	689
Income before income taxes	6,041	9,275	8,403	19,857
Provision for income taxes	1,543	1,679	2,470	8,043
Benefit from release of valuation allowance	—	—	—	(58,285)

(Benefit from) provision for income taxes	1,543	1,679	2,470	(50,242)

Net income	$4,498	$7,596	$5,933	$70,099

Basic net income per share	$0.04	$0.06	$0.05	$0.54

Diluted net income per share	$0.03	$0.06	$0.04	$0.51

Weighted average common shares	126,889	127,066	128,582	129,273
Weighted average dilutive common share equivalents	3,479	3,759	6,739	7,089
Weighted average common shares and dilutive common share equivalents	130,368	130,825	135,321	136,362

(21)	Subsequent Event

As part of a workforce restructuring to eliminate redundancies, on January 28, 2011 the Company announced the departure of Chris Clarke, the founder of Nitro which the Company acquired on July 1, 2009. Up to this point Mr. Clarke served as a director and co-chief creative officer of the Company’s SapientNitro segment. In addition to Mr. Clark another legacy Nitro employee was included in this restructuring event. The Company expects to record a restructuring charge in the first quarter of 2011 of approximately $5.3 million. Of the $5.3 million, $4.5 million is related to the acceleration of stock-based compensation expense and $0.8 million is related to salary and benefits.

SAPIENT CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
 Years Ended December 31, 2010, 2009 and 2008

	Balance at
	Beginning of	Charge (Benefit)			Balance at
Allowance for Doubtful Accounts	Year	to Expense	Recoveries	Write-Offs	End of Year
			(In thousands)

December 31, 2008	$956	$262	$(316)	$(507)	$395
December 31, 2009	$395	$266	$—	$(51)	$610
December 31, 2010	$610	$75	$(302)	$(292)	$91

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) as of December 31, 2010. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2010 were effective.

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

Under the supervision and with the participation of management, including the CEO and CFO, an evaluation was performed, as of December 31, 2010, of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including the Company’s CEO and CFO, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No changes were made during the fourth fiscal quarter covered by this annual report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

Below are the name, age and principal occupations for the last five years of each executive officer of Sapient, as of February 22, 2011. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Preston B. Bradford, Senior Vice President and Chief Operations and Administrative Officer	54	Mr. Bradford joined Sapient in September 1994. Mr. Bradford was appointed as Senior Vice President in April 2000 and Executive Vice President in February 2004. Prior to joining Sapient, Mr. Bradford held various positions with Sprint Corporation, a telecommunications company, from July 1980 to August 1994.
Alan J. Herrick, President and Chief Executive Officer	45	Mr. Herrick joined Sapient in March 1995. Mr. Herrick was appointed as Vice President in December 1996, Executive Vice President in June 2002 and President and Chief Executive Officer in October 2006. Prior to joining Sapient, Mr. Herrick held key management positions at PSE&G, Prudential and Home Holdings Inc.
Christian Oversohl, Senior Vice President and European Lead	43	Dr. Oversohl joined Sapient in April 2000, following Sapient’s merger with the company he founded, The Launch Group. Prior to his current role, Dr. Oversohl served as Senior Vice President and Managing Director of Sapient Germany and Sapient Netherlands. Prior to joining Sapient, Dr. Oversohl was a manager at A.T. Kearney and also worked with Dicke & Wicharz Management Consulting, BMW, Henkel-Kosmetik, and Dresdner Bank.
Joseph A. LaSala, Senior Vice President, General Counsel and Secretary	56	Mr. LaSala joined Sapient on February 21, 2011 as Senior Vice President, General Counsel and Secretary. Prior to joining Sapient, Mr. LaSala served as Senior Executive Vice President, General Counsel and Secretary for Discovery Communications, Inc. from January 2008 to December 2010. Mr. LaSala served as Senior Vice President, General Counsel and Secretary for Novell, Inc. from January 2003 to January 2008.
H. B. “Chip” Register, Senior Vice President and Managing Director, Sapient Global Markets	44	Mr. Register joined Sapient in June 2007 and serves as Senior Vice President and Managing Director, Global Markets. Prior to joining Sapient, Mr. Register served as a Senior Vice President at Louis Dreyfus Energy Services from 2005 to 2007. Over the last two decades Mr. Register has built and managed a number of trading groups including at Essent Energy Trading in the Netherlands, CIBC World Markets and Weyerhauser in Toronto, and Union Bank of Switzerland in New York.
Joseph S. Tibbetts, Jr., Senior Vice President and Global Chief Financial Officer; Managing Director — Asia Pacific	58	Mr. Tibbetts joined Sapient in October 2006 as Senior Vice President and Chief Financial Officer, and began serving as the Company’s Chief Accounting Officer in 2009. In 2010, Mr. Tibbetts was also appointed Managing Director — AsiaPacific. Prior to joining Sapient, Mr. Tibbetts was most recently the Chief Financial Officer of Novell, Inc. and also held a variety of senior financial management positions at Charles River Ventures, Lightbridge, Inc., and SeaChange International, Inc. Mr. Tibbetts was also formerly a partner with Price Waterhouse LLP.

Alan M. Wexler, Senior Vice President and North American Lead	47	Mr. Wexler joined Sapient in April 1998 and serves as Senior Vice President and North American Lead. Previously, Mr. Wexler served as Managing Director of Sapient’s North American Operations. Since joining Sapient in 1998, Mr. Wexler has held a number of key management positions, including Vice President and Managing Director of Sapient’s Technology and Communications Group. He launched Sapient’s Global Wireless Group, and led Sapient’s Media, Entertainment, and Communication Group in New York. Prior to joining Sapient, Mr. Wexler founded and operated a management and technology-consulting firm.

Directors

The information required by this item is incorporated by reference to the information appearing under the caption “Director Nominees,” in our in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010 (the “2011 Proxy Statement”).

Certain other information required by this Item regarding our officers, Directors, and corporate governance is incorporated herein by reference to the information appearing under the headings “Information About Our Directors” and “Information About Ownership of Our Common Stock” in our 2011 Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information appearing under the headings “Information About Our Directors,” “Executive Compensation,” and “Report of the Compensation Committee on Executive Compensation” in our 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information appearing under the heading “Information About Ownership of Our Common Stock” in our 2011 Proxy Statement. The following table summarizes, as of December 31, 2010 the number of options issued under our equity compensation plans and the number of awards available for future issuance under these plans.

			(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a)(1)(2)

Equity compensation plans approved by stockholders	9,447,694	$6.11	10,196,222
Equity compensation plans not approved by stockholders(3)	119,149	6.27	—

Total	9,566,843	$6.11	10,196,222

(1)	4,821,710 of the shares listed in column (c) may be issued in the form of restricted stock or RSUs, pursuant to the terms of our 1998 Stock Incentive Plan, as amended. No shares of restricted stock are currently available for issuance under our other equity compensation plans.

(2)	Column (c) includes 1,773,600 shares that are available for issuance under our 2005 Employee Stock Purchase Plan as of December 31, 2010, shuold the Company decide to continue the 2005 Employee Stock Purchase Plan.

(3)	Consists of RSU awards approved by the Company’s Board of Directors and granted as inducements material to employment following the Company’s acquisition of Nitro Group Ltd. A portion of the RSUs will vest on the third anniversary of the award date and the rest will vest over the next four years on a schedule consistent with the vesting schedule of equity awards that each individual held in Nitro. All unvested RSUs will be forfeited upon termination of employment for any reason. The RSU awards were granted without shareholder approval in reliance upon NASDAQ Marketplace Rule 5635(c)(4).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information appearing under the headings “Information About Our Directors” and “Certain Relationships and Related Party Transactions” in our 2011 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information appearing under the heading “Statement of Independent Registered Public Accounting Firm Fees and Services” in our 2011 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

15(a) (1) Financial Statements

The Consolidated Financial Statements filed as part of this report are listed and indexed on page 44. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

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

Dated: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ ALAN J. HERRICK Alan J. Herrick	President and Chief Executive Officer	February 25, 2011

Principal Financial and Accounting Officer:

/s/ JOSEPH S. TIBBETTS, JR. Joseph S. Tibbetts, Jr.	Chief Financial Officer	February 25, 2011

Directors:

James M. Benson

/s/ HERMANN BUERGER Hermann Buerger		February 25, 2011

/s/ DARIUS W. GASKINS, JR. Darius W. Gaskins, Jr.		February 25, 2011

/s/ JERRY A. GREENBERG Jerry A. Greenberg		February 25, 2011

/s/ ALAN J. HERRICK Alan J. Herrick		February 25, 2011

/s/ J. STUART MOORE J. Stuart Moore		February 25, 2011

/s/ ASHOK SHAH Ashok Shah		February 25, 2011

/s/ VIJAY SINGAL Vijay Singal		February 25, 2011

EXHIBIT INDEX

Exhibit
Number		Description

2.1	—	Agreement dated as of August 6, 2008, among Sapient Limited, Sapient Corporation and the persons listed on Schedule I thereto(1)
3.1	—	Second Amended and Restated Certificate of Incorporation(2)
3.2	—	Amended and Restated Bylaws(3)
4.1	—	Specimen Certificate for Shares of Common Stock, $.01 par value, of the Company(4)
10.1†	—	1996 Equity Stock Incentive Plan(4)
10.2†	—	1996 Director Stock Option Plan(4)
10.3†	—	1998 Stock Incentive Plan(5)
10.4†	—	Amendment to 1998 Stock Incentive Plan(6)
10.5†	—	2001 Stock Option Plan(7)
10.6†	—	Sapient Corporation Winning Performance Plan(8)
10.7†	—	2007 Global Performance Bonus Plan(9)
10.8†	—	Joseph S. Tibbetts, Jr. Restricted Stock Units Agreement(9)
10.9†	—	Director Compensation Matters(10)
10.10†	—	J. Stuart Moore Separation Agreement(10)
10.11†	—	Joseph S. Tibbetts, Jr. Offer Letter(10)
10.12†	—	Alan M. Wexler Severance Agreement(10)
10.13†	—	Alan J. Herrick Employment Agreement(6)
10.14†	—	Amendment to Alan J. Herrick Employment Agreement(12)
10.15†	—	Second Amended and Restated Consulting Agreement with Jerry A. Greenberg(11)
10.16†	—	Change in Control Severance Agreement — Alan J. Herrick(13)
10.17†	—	Change in Control Severance Agreement — Joseph S. Tibbetts, Jr.(13)
10.18†	—	Change in Control Severance Agreement — Alan Wexler(13)
10.19†	—	Change in Control Severance Agreement — Jane Elizabeth Owens(13)
10.20†	—	Change in Control Severance Agreement — Harry B. Register III(13)
10.21†	—	Change in Control Severance Agreement — Preston B. Bradford(13)
10.22†	—	Change in Control Severance Agreement — Dr. Christian Oversohl(13)
10.23†	—	Alan J. Herrick Restricted Stock Units Agreement(14)
10.24†	—	Amendment to 1998 Stock Incentive Plan(14)
10.25†	—	Form of Restricted Stock Units Agreement for Initial Grant to re-elected Board members(14)
10.26†	—	Form of Restricted Stock Units Agreement for Initial Grant to newly appointed Board members(14)
10.27†	—	Form of Restricted Stock Units Agreement for Employees(14)
10.28†	—	Employment Agreement between Sapient GmbH and Dr. Christian Oversohl(15)
10.29*	—	Form of Global Restricted Stock Units Agreement
10.30*	—	Amendment to J. Stuart Moore Separation Agreement
21.1*	—	List of Subsidiaries
23.1*	—	Consent of PricewaterhouseCoopers LLP
31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	—	The following materials from Sapient Corporation on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Exhibits filed herewith.
†	Management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Form 8-K filed August 7, 2008. (File No. 000-28074).
(2)	Incorporated herein by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 000-28074).
(3)	Incorporated herein by reference to the Company’s Form 8-K filed February 10, 2009. (File No. 000-28074).
(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-12671).
(5)	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-28074).
(6)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended September 30, 2007 (File No. 000-28074).
(7)	Incorporated herein by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders (File No. 000-28074).
(8)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended June 30, 2006 (File No. 000-28074).
(9)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended June 30, 2007 (File No. 000-28074).
(10)	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-28074).
(11)	Incorporated herein by reference to the Company’s Form 8-K filed November 12, 2009. (File No. 000-28074).
(12)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 000-28074).
(13)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended March 31, 2010 (File No. 000-28074).
(14)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended June 30, 2010 (File No. 000-28074).
(15)	Incorporated herein by reference to the Company’s Form 8-K filed September 2, 2010 (File No. 000-28074).