Form 10-Q
period 2011-03-31
SAPIENT CORP
filed 2011-05-05
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2011
Common Stock, $0.01 par value per share	137,929,902 shares

SAPIENT CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated and Condensed Balance Sheets as of March 31, 2011 and December 31, 2010	3
Consolidated and Condensed Statements of Operations for the Three Months ended March 31, 2011 and 2010	4
Consolidated and Condensed Statements of Cash Flows for the Three Months ended March 31, 2011 and 2010	5
Notes to Consolidated and Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	27
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 6. Exhibits	33
Signatures	33
EX-10.1
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

SAPIENT CORPORATION
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CONSOLIDATED AND CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except
	per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$196,386	$219,448
Marketable securities, current portion	8,962	8,861
Restricted cash, current portion	547	1,416
Accounts receivable, less allowance for doubtful accounts of $107 and $91 at March 31, 2011 and December 31, 2010, respectively	139,817	136,300
Unbilled revenues	80,154	49,765
Deferred tax assets, current portion	21,610	23,938
Prepaid expenses and other current assets	24,225	21,256

Total current assets	471,701	460,984
Marketable securities, net of current portion	1,290	1,269
Restricted cash, net of current portion	3,114	3,093
Property and equipment, net	41,861	35,571
Purchased intangible assets, net	16,560	17,629
Goodwill	83,307	77,865
Deferred tax assets, net of current portion	19,752	19,692
Other assets	8,302	7,619

Total assets	$645,887	$623,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,837	$18,714
Accrued expenses	56,337	51,444
Accrued compensation	50,255	66,609
Accrued restructuring costs	2,305	3,129
Income taxes payable	4,009	567
Deferred revenues	16,723	18,558

Total current liabilities	151,466	159,021
Long-term liabilities	23,839	22,396

Total liabilities	175,305	181,417

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 137,934,046 and 137,307,612 shares issued at March 31, 2011 and December 31, 2010, respectively	1,379	1,373
Additional paid-in capital	567,275	555,562
Treasury stock, at cost, 458,664 shares at March 31, 2011 and December 31, 2010	(2,466)	(2,466)
Accumulated other comprehensive loss	(8,088)	(12,488)
Accumulated deficit	(87,518)	(99,676)

Total stockholders’ equity	470,582	442,305

Total liabilities and stockholders’ equity	$645,887	$623,722

     The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Service revenues	$241,340	$183,223
Reimbursable expenses	8,554	8,501

Total gross revenues	249,894	191,724

Operating expenses:
Project personnel expenses	166,676	127,767
Reimbursable expenses	8,554	8,501

Total project personnel expenses and reimbursable expenses	175,230	136,268
Selling and marketing expenses	10,156	8,647
General and administrative expenses	39,105	35,943
Restructuring and other related charges	5,642	286
Amortization of purchased intangible assets	1,273	1,467
Acquisition costs and other related charges	—	111

Total operating expenses	231,406	182,722

Income from operations	18,488	9,002
Interest and other income, net	1,459	800

Income before income taxes	19,947	9,802
Provision for income taxes	7,789	3,563

Net income	$12,158	$6,239

Basic net income per share	$0.09	$0.05

Diluted net income per share	$0.09	$0.05

Weighted average common shares	136,293	130,054
Weighted average dilutive common share equivalents	4,272	6,743

Weighted average common shares and dilutive common share equivalents	140,565	136,797

     The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$12,158	$6,239
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss recognized on disposition of fixed assets	1	139
Unrealized loss on financial instruments	120	63
Unrealized gain on investments	—	(132)
Depreciation expense	4,207	4,155
Amortization of purchased intangible assets	1,273	1,467
Deferred income taxes	1,984	2,238
Stock-based compensation expense	3,876	4,231
Non-cash restructuring charges	4,612	—
Changes in operating assets and liabilities:
Accounts receivable	(1,512)	5,371
Unbilled revenues	(29,784)	(16,639)
Prepaid expenses and other current assets	(2,933)	2,176
Other assets	(604)	(68)
Accounts payable	1,463	(2,622)
Accrued compensation	(18,101)	(10,240)
Accrued restructuring costs	(854)	(262)
Deferred revenues	(2,051)	(2,627)
Other accrued liabilities	5,573	(2,140)
Other long-term liabilities	1,598	661

Net cash used in operating activities	(18,974)	(7,990)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(2,985)
Purchases of property and equipment and cost of internally developed software	(8,065)	(2,599)
Sales and maturities of marketable securities classified as trading	—	1,850
Sales and maturities of marketable securities not classified as trading	2,197	781
Purchases of marketable securities	(2,298)	—
Cash (paid) received on financial instruments, net	(37)	673
Change in restricted cash	926	46

Net cash used in investing activities	(7,277)	(2,234)

Cash flows from financing activities:
Principal payments under capital lease obligations	(21)	(21)
Proceeds from credit facilities	1,768	—
Repayment of amounts borrowed under credit facilities	(4,862)	—
Proceeds from stock option and purchase plans	4,236	2,536
Dividends paid on common stock	—	(46,832)

Net cash provided by (used in) financing activities	1,121	(44,317)

Effect of exchange rate changes on cash and cash equivalents	2,068	930

Decrease in cash and cash equivalents	(23,062)	(53,611)
Cash and cash equivalents, at beginning of period	219,448	195,678

Cash and cash equivalents, at end of period	$196,386	$142,067

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
1. Basis of Presentation
     The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Certain items for the three months ended March 31, 2010 have been reclassified to conform to current period presentation. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
     During the first quarter of 2011, the Company re-evaluated its 2010 classification as a component of operating activities, cash inflows from the sale of trading auction rate securities (“ARS”), pursuant to a nontransferable rights offering (the “Put Right”) with UBS AG (“UBS”), one of its brokers. These securities were originally purchased prior to 2008, held as available for sale and the cash outflows to purchase the securities were included as a component of investing activities. When the Company entered into the Put Right arrangement in 2008, the Company re-classified these securities to trading securities. The Company has determined that a more appropriate classification relating to the sale of these securities in 2010 would be to include them as a component of investing activities rather than an as a component of operating activities.
     The Company will revise, as it files its Form 10-Q’s and Form 10-K for 2011, its statements of cash flows for the fiscal year ended December 31, 2010 and related quarterly periods to classify proceeds from the sale of its trading auction rate securities as cash inflows from investing activities. The Company will revise the statement of cash flows information to decrease cash provided by (increase cash used in) operating activities and decrease cash used in (increase cash provided by) investing activities by $16.4 million for the year ended December 31, 2010, $16.4 million for the nine months ended September 30, 2010, $9.6 million for the six months ended June 30, 2010 and $1.9 million for the three months ended March 31, 2010. The revision has no impact on the net change in cash and cash equivalents or our total balance of cash and cash equivalents as previously reported for any of the relevant periods. The revised statements of cash flows are summarized as follows (in thousands):

	Twelve Months	Nine Months	Six Months	Three Months
	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010

Net cash provided by (used in) operating activities	$70,885	$26,858	$7,200	$(7,990)
Net cash (used in) provided by investing activities	(17,011)	(368)	730	(2,234)
Net cash used in financing activities	(33,856)	(37,901)	(42,633)	(44,317)
Effect of exchange rate changes on cash and cash equivalents	3,752	5,661	294	930

Increase (decrease) in cash and cash equivalents	23,770	(5,750)	(34,409)	(53,611)
Cash and cash equivalents, at beginning of period	195,678	195,678	195,678	195,678

Cash and cash equivalents, at end of period	$219,448	$189,928	$161,269	$142,067

     Unless the context requires otherwise, references in this Quarterly Report to “Sapient,” “the Company,” “we,” “us” or “our” refer to Sapient Corporation and its consolidated subsidiaries.
2. Acquisitions
Nitro Limited
     On July 1, 2009 the Company completed its acquisition of Nitro Ltd. (“Nitro”), a global advertising network. Nitro operated across North America, Europe, Australia and Asia. The acquisition added approximately 300 employees. The Company acquired Nitro to leverage Nitro’s traditional advertising services with the Company’s digital commerce and marketing technology services. Nitro’s results of operations are reflected in the Company’s consolidated statements of operations as of July 1, 2009. The Nitro transaction was accounted for using the acquisition method.

     The purchase price, net of cash acquired, was $31.0 million for the acquisition of 100% of Nitro’s outstanding shares. The $31.0 million consisted of $11.1 million in cash, net of cash acquired, deferred consideration with an estimated fair value of $8.1 million and the issuance of 3.3 million shares of restricted common stock valued at $11.8 million. The value of common stock was determined as $6.27 per share, the value of the Company’s common stock on the acquisition date, less $8.7 million. The $8.7 million reduction in purchase price reflects the impact of the selling restrictions on the shares of $7.1 million and a $1.6 million reduction for the value of shares transferred as consideration that were also tied to the seller’s continued employment. The $1.6 million has been accounted for as compensation expense over the associated vesting period, which was originally scheduled to end in June 2013. However, during the three months ended March 31, 2011, the seller’s employment with Sapient was terminated. Under the terms of the original agreement, the seller was entitled to retain the entire $1.6 million value upon termination by the Company and therefore the unrecognized compensation expense was accelerated, resulting in a $1.0 million charge to earnings during the three months ended March 31, 2011. This charge is included in “Restructuring and other related charges” in the Company’s consolidated and condensed statement of operations.
     The Company acquired a deferred consideration obligation of $8.0 million in connection with the acquisition of Nitro. The obligation is denominated in a foreign currency. Pursuant to the purchase agreement, the seller agreed to indemnify the Company for payments in excess of $8.0 million. The Company paid $4.6 million in 2009 and $3.2 million in 2010 to settle this obligation. At March 31, 2011 the Company had a deferred consideration obligation of $1.3 million, offset by an indemnification asset of $1.1 million.
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
     Pursuant to the agreement, the former shareholders of DCG could earn additional consideration subject to achieving certain operating objectives in years one, two and three, ending March 31, 2009, 2010 and 2011, respectively. The year one operating objectives were partially achieved and, as a result, the Company paid approximately $5.6 million in contingent consideration in 2009 which comprised $2.4 million in stock and $3.2 million in cash. The Company determined the amount of contingent consideration due to achievement of year two performance objectives was $2.4 million, which was paid by issuing 235,744 common shares during the second quarter of 2010. The Company determined the amount of contingent consideration due to the achievement of year three performance objectives was approximately $4.6 million and has therefore recorded additional goodwill for the same amount as of March 31, 2011. The Company expects to settle this earn-out in the second quarter of 2011 by issuing approximately 400,000 shares of common stock to the former shareholders of DCG. As the DCG acquisition was completed in 2008, it was accounted for as a business combination under the purchase method. Accordingly, all of the aforementioned contingent consideration payments resulted in increases to goodwill at the time the contingent consideration amounts were earned.
3. Marketable Securities and Fair Value Disclosures
Marketable Securities
     At March 31, 2011, the estimated fair value of the Company’s marketable securities classified as available-for-sale securities was $10.3 million. At December 31, 2010 the estimated fair value of the Company’s marketable securities classified as available-for-sale securities was $10.1 million. The Company sold, at amortized cost, $1.9 million of its ARS classified as trading securities during the first three months of 2010. The remaining $14.6 million were sold prior to December 31, 2010 and the Company, accordingly, did not have any marketable securities classified as trading securities at March 31, 2011 or December 31, 2010.
     The following tables summarize the Company’s marketable securities (in thousands):

	Available-for-Sale Securities as of March 31, 2011
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Long-term:
Auction rate securities	$1,400	$—	$(110)	$1,290
Short-term:
Mutual fund deposits	8,959	3	—	8,962

Total	$10,359	$3	$(110)	$10,252

	Available-for-Sale Securities as of December 31, 2010
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Long-term:
Auction rate securities	$1,400	$—	$(131)	$1,269
Short-term:
Mutual fund deposits	8,882	—	(21)	8,861

Total	$10,282	$—	$(152)	$10,130

     The Company’s available-for-sale securities comprise ARS and mutual funds. As of March 31, 2011 all of the Company’s available-for-sale ARS have been in an unrealized loss position for more than twelve months.
     Using a discounted cash flow analysis, the Company has assessed that the fair value of its ARS classified as available-for-sale securities is $110,000 less than their amortized cost at March 31, 2011, compared to $131,000 less than amortized cost at December 31, 2010. The Company has recorded the change in valuation, a gain of $21,000, in the “accumulated other comprehensive loss” section on its consolidated and condensed balance sheets. The Company does not intend to sell its ARS classified as available-for-sale until a successful auction occurs and these ARS investments are liquidated at amortized cost, nor does the Company expect to be required to sell these ARS before a successful auction occurs.
     At December 31, 2009 the amortized cost of the Company’s investment in the Primary Fund, a mutual fund that suspended redemptions, was $1.0 million. Due to events in 2009 that limited the liquidity of this investment the Company recorded an impairment of $0.2 million in 2009. In January 2010 the Company received the remaining $0.8 million balance.
     The following table reconciles the total other-than-temporary impairment losses to other-than-temporary losses reflected in earnings for the Company’s available-for-sale securities for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Total other-than-temporary losses	$(2)	$(4)
Less: portion of loss recognized in other comprehensive loss	(2)	(4)

Net impairment losses recognized in earnings	$—	$—

     Actual maturities of our marketable securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Gross realized gains and losses on the sale of securities are calculated using the specific identification method, and were not material to the Company’s operations for the three months ended March 31, 2011 and 2010.
Fair Value Disclosures
     The Company accounts for certain assets and liabilities at fair value. The following tables represent the Company’s fair value hierarchy for its cash equivalents, marketable securities, foreign exchange option contracts and acquired assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at March 31, 2011 Using
	Level 1	Level 2	Level 3	Total
Financial assets:
Auction rate securities	$—	$—	$1,290	$1,290
Bank time deposits	—	69,003	—	69,003
Foreign exchange option contracts, net	—	39	—	39
Money market fund deposits	22,100	—	—	22,100
Mutual funds	8,962	—	—	8,962
Indemnification assets acquired	—	—	1,078	1,078

Total	$31,062	$69,042	$2,368	$102,472

	Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts, net	$—	$179	$—	$179
Deferred consideration acquired	—	—	231	231
Other long-term liabilities acquired	—	—	1,443	1,443

Total	$—	$179	$1,674	$1,853

	Fair Value Measurements at December 31, 2010 Using
	Level 1	Level 2	Level 3	Total
Financial assets:
Auction rate securities	$—	$—	$1,269	$1,269
Bank time deposits	—	65,646	—	65,646
Foreign exchange option contracts, net	—	133	—	133
Money market fund deposits	27,703	—	—	27,703
Mutual funds	8,861	—	—	8,861
Indemnification assets acquired	—	—	1,078	1,078

Total	$36,564	$65,779	$2,347	$104,690

	Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts, net	$—	$—	$—	$—
Deferred consideration acquired	—	—	231	231
Other long-term liabilities acquired	—	—	1,419	1,419

Total	$—	$—	$1,650	$1,650

     In January 2010 the Financial Accounting Standards Board (“FASB”) issued guidance related to disclosures of fair value measurements. The guidance requires gross presentation of activity within the Level 3 measurement roll-forward (below) and details of transfers in and out of Level 1 and 2 measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. A change in the hierarchy of an investment from its current level will be reflected in the period during which the pricing methodology of such investment changes. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 will be made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2011.
     Level 1 assets consist of money market fund deposits and mutual funds that are traded in active markets with sufficient volume and frequency of transactions. The fair values of these assets were determined from quoted prices in active markets for identical assets.
     Level 2 assets consist of bank time deposits and foreign exchange option contracts and Level 2 liabilities include foreign exchange option contracts. The fair values of these assets were determined from inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
     Level 3 assets include ARS investments structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can continue to hold the investments at par or sell the securities at auction provided there are willing buyers to make the auction successful. The ARS investments the Company holds are collateralized by student loans and municipal debt and have experienced failed auctions. Level 3 assets and liabilities also include the following assumed, financial assets and liabilities as a result of the Nitro acquisition: (i) indemnification assets, (ii) deferred consideration and (iii) other long-term liabilities.
     The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis for the three months ended March 31, 2011 (in thousands):

	Level 3 Inputs
	Assets	Liabilities
Balance at December 31, 2010	$2,347	$1,650
Loss on increase in fair value of other long-term liability acquired, included in general and administrative expenses	—	24
Unrealized gain included in accumulated other comprehensive loss	21	—

Balance at March 31, 2011	$2,368	$1,674

     Included in the Company’s cash and cash equivalents balance of $196.4 million as of March 31, 2011 were $69.0 million of time deposits with maturities of less than or equal to 90 days and money market fund deposits of $22.1 million. Included in the Company’s cash and cash equivalents balance of $219.4 million as of December 31, 2010 were $65.6 million of time deposits with maturities of less than or equal to 90 days and money market fund deposits of $27.7 million.
4. Stock-Based Compensation
     The Company recorded $3.9 million and $4.2 million of stock-based compensation expense for the three months ended March 31, 2011 and 2010, respectively. Project personnel expenses, selling and marketing expenses and general and administrative expenses appearing in the consolidated and condensed statements of operations include the following stock-based compensation amounts (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Project personnel expenses	$2,488	$2,112
Selling and marketing expenses	267	435
General and administrative expenses	1,121	1,684

Total stock-based compensation	$3,876	$4,231

     Stock-based compensation expense capitalized related to individuals working on internally developed software was immaterial. The Company values restricted stock units (“RSUs”) based on performance conditions and RSUs contingent on employment based on the fair market value on the date of grant, which is equal to the quoted market price of the Company’s common stock on the date of grant.
     The Company recognizes stock-based compensation expense net of an estimated forfeiture rate and recognizes expense for only those shares expected to vest on a straight-line basis over the requisite service period of the award when the only condition to vesting is continued employment. If vesting is subject to a market or performance condition, vesting is based on the derived service period. The Company estimates its forfeiture rate based on its historical experience.
     During the three months ended March 31, 2010, the Company granted a special dividend equivalent payment of $0.35 per RSU for each outstanding RSU award as of March 1, 2010, to be paid in shares when the underlying award vests. If the underlying RSU does not vest, the dividend equivalent is forfeited. Under the terms of our RSU awards, RSUs were not entitled to dividends. As a result, the dividend declared on outstanding RSUs was a modification of the original awards, and the cost of the dividend equivalent is being recognized as stock-based compensation in the same manner which the Company recognizes stock-based compensation for RSUs. The Company estimated the total additional stock-based compensation expense related to the special dividend equivalent on RSUs, net of forfeitures, to be approximately $2.0 million. This expense is being recognized through March 1, 2014, with the amounts recorded in each period to be commensurate with the vesting of the underlying awards.
     During the second quarter of 2010, the Company granted RSUs with service and performance conditions to its Chief Executive Officer (“CEO”). Up to 100,000 units will vest on March 1, 2013 if the performance conditions are met for the three year period ending December 31, 2012. The CEO was also granted an additional 50,000 RSUs that will vest based on strategic objectives that will be determined by the Company’s Board of Directors.
     During the second quarter of 2011, the Company granted an aggregate of 294,000 RSU’s with service and performance conditions to six members of its leadership team.
     The following table summarizes activity relating to stock options under all stock option plans for the three months ended March 31, 2011 (in thousands, except prices):

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding as of December 31, 2010	3,246	$5.89
Options exercised	(451)	$9.46
Options forfeited/cancelled	(49)	$10.95

Outstanding as of March 31, 2011	2,746	$5.22

Vested and expected to vest as of March 31, 2011	2,746	$5.22

Options exercisable as of March 31, 2011	2,744	$5.22

Aggregate intrinsic value of outstanding	$17,119
Aggregate intrinsic value of vested and expected to vest	$17,117
Aggregate intrinsic value of exercisable	$17,111
     The aggregate intrinsic value of stock options exercised in the three months ended March 31, 2011 and 2010 was $0.8 million and $2.4 million, respectively, determined at the date of exercise. As of March 31, 2011 the weighted average remaining contractual term for stock options outstanding, vested and expected to vest, and exercisable was less than one year. As of March 31, 2011 there remained less than $0.1 million of compensation expense, net of estimated forfeitures related to non-vested stock options to be recognized as expense over a weighted average period of less than one year.
     The following table summarizes activity relating to RSUs for the three months ended March 31, 2011 (in thousands, except prices):

	Number of Shares	Weighted
	Underlying	Average Grant
	Restricted Units	Date Fair Value
Unvested as of December 31, 2010	6,188	$6.23
Restricted units granted	135	$12.00
Restricted units vested	(272)	$11.98
Restricted units forfeited/cancelled	(55)	$9.74

Unvested as of March 31, 2011	5,996	$6.07

Expected to vest as of March 31, 2011	5,602	$6.07

     The weighted average grant date fair value of RSUs granted for the three months ended March 31, 2011 and 2010 was $12.00 and $8.36, respectively. The aggregate intrinsic value of RSUs vested in the three months ended March 31, 2011 and 2010 was $3.3 million and $3.2 million, respectively. The intrinsic value of non-vested RSUs, net of forfeitures, as of March 31, 2011, was $68.6 million. As of March 31, 2011 there remained $29.5 million of compensation expense related to non-vested RSUs to be recognized as expense over a weighted average period of approximately 2.3 years.
5. Net Income Per Share
     The following information presents the Company’s computation of basic and diluted net income per share for the periods presented in the consolidated and condensed statements of operations (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Net income	$12,158	$6,239
Basic net income per share:
Weighted average common shares outstanding	136,293	130,054

Basic net income per share	$0.09	$0.05

Diluted net income per share:
Weighted average common shares outstanding	136,293	130,054
Weighted average dilutive common share equivalents	4,272	6,743

Weighted average common shares and dilutive common share equivalents	140,565	136,797

Diluted net income per share	$0.09	$0.05

Anti-dilutive options and share-based awards not included in the calculation	9	9

     Included in weighted average dilutive common share equivalents are restricted shares associated with the Nitro acquisition. These shares were reflected in weighted average dilutive common share equivalents as they were contingent shares during the period presented.
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
     The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims totaling approximately $10.3 million, for which the likelihood of a loss is considered more than remote, and various administrative audits, each of which have arisen in the ordinary course of business. The Company has recorded an accrual at March 31, 2011 of approximately $1.3 million related to certain of these items. Although the Company intends to defend these matters vigorously, the ultimate outcome of these matters is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has previously accrued.

7. Restructuring and Other Related Charges
2011 — Restructuring Events
     For the three months ended March 31, 2011 the Company recorded a restructuring charge of $5.7 million related to cash and other termination benefits for two former Nitro executives whose positions were made redundant, as well as the re-positioning of a portion of its SapientNitro business in Australia from traditional advertising capabilities to digitally-led capabilities. The restructuring charge consisted of $1.1 million of cash severance and other associated termination benefits, and a $4.6 million non-cash charge related to the acceleration of unrecognized compensation expense for stock-based awards.
     The following table shows activity during the three months ended March 31, 2011 related to the 2011 restructuring events (in thousands):

Workforce
Balance, December 31, 2010	$—
2011 provision	5,687
Non-cash portion of 2011 provision	(4,612)
Cash utilized	(918)

Balance, March 31, 2011	$157

The remaining $157,000 accrued restructuring balance as of March 31, 2011 is expected to be paid in full by June 30, 2011.
2010 — Restructuring Event
     During the three months ended March 31, 2010, the Company consolidated its UK operations into one office space. As such, the Company restructured one lease which ended in March 2011. Estimated costs for the consolidation of facilities included contractual rental commitments and related costs. The Company recorded $0.9 million in restructuring expense during the three months ended March 31, 2010 and a benefit of less than $0.1 million during the three months ended March 31, 2011. The following table shows activity during the three months ended March 31, 2011, related to the 2010 restructuring event (in thousands):

Facilities
Balance, December 31, 2010	$242
Benefits, net	(23)
Cash utilized	(155)

Balance, March 31, 2011	$64

The remaining $64,000 accrued restructuring balance as of March 31, 2011 is expected to be paid in full by June 30, 2011.
2001, 2002, 2003 — Restructuring Events
     As a result of the decline in the demand for advanced technology consulting services that began in 2000, the Company restructured its workforce and operations in 2001, 2002 and 2003. The restructuring events consisted of ceasing operations and consolidating or closing excess offices. Estimated costs for the consolidation of facilities included contractual rental commitments or lease buy-outs for office space vacated and related costs, offset by estimated sub-lease income.
     For the three months ended March 31, 2011 the Company recorded a net restructuring benefit associated with the 2001, 2002 and 2003 events of less than $0.1 million, principally related to changes in the Company’s estimated operating expenses to be incurred in connection with a previously restructured lease, which ends in November 2011.
     For the three months ended March 31, 2010, the Company recorded a net restructuring benefit of approximately $0.6 million, principally related to changes in the Company’s estimated operating expenses to be incurred and sub-lease income in connection with a previously restructured lease, which ends in the fourth quarter of 2011.
     The following table shows activity during the three months ended March 31, 2011 related to the 2001, 2002 and 2003 restructuring events (in thousands):

Facilities
Balance, December 31, 2010	$2,887
Benefits, net	(22)
Cash utilized	(781)

Balance, March 31, 2011	$2,084

     The total remaining accrued restructuring balance for the 2001, 2002 and 2003 events of $2.1 million as of March 31, 2011 is expected to be paid in full by November 2011.

8. Income Taxes
     For the three months ended March 31, 2011 the Company recorded an income tax provision of $7.8 million compared to $3.6 million for the three months ended March 31, 2010. Income tax is related to federal, state, and foreign tax obligations. The increase in tax expense was primarily related to an increase in profits.
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
     The Company enjoys the benefits of income tax holidays in certain jurisdictions in which it operates. Tax holidays for the Company’s business located in Bangalore and Noida, India, expired on March 31, 2011. In addition, in 2009 the Company established a new India unit in a Special Economic Zone (“SEZ”) which is entitled to a five year, 100% tax holiday. Immediately following the expiration of the 100% tax holiday, the SEZ unit is entitled to a five year, 50% tax holiday.
     Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2011, certain state tax net operating loss carry forwards, as well as a portion of the net operating loss carry forwards relating to certain stock based compensation deductions remain with a valuation allowance recorded against them. Additionally, the Company maintains a valuation allowance against its deferred tax assets in Switzerland but believes that deferred tax assets in various other foreign jurisdictions are more likely than not to be realized and, therefore, no valuation allowance has been recorded against these assets.
     The Company had gross unrecognized tax benefits, including interest and penalties, of approximately $13.2 million as of March 31, 2011 and $12.0 million as of December 31, 2010. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2011 and December 31, 2010, accrued interest and penalties totaled approximately $1.2 million and $1.1 million, respectively.
     The Company conducts business globally and, as a result, its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Germany, India, the United Kingdom and the United States. The Company’s U.S. federal tax filings are open for examination for tax years 2007 through the present. The statutes of limitations in the Company’s other tax jurisdictions remain open for 2004 through the present. However, carry forward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in a future period.
     Although the Company believes its tax estimates are appropriate, the final determination of tax audits could result in favorable or unfavorable changes in its estimates. The Company anticipates the settlement of tax audits in the next twelve months and the expiration of relevant statutes of limitations could result in a decrease in its unrecognized tax benefits of an amount between $1.0 million and $2.0 million.
9. Comprehensive Income
     The components of comprehensive income are presented below for the periods presented in the consolidated and condensed statements of operations (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income	$12,158	$6,239
Foreign currency translation gain (loss)	4,402	(1,501)
Unrealized loss on available-for-sale securities	(2)	(4)

Comprehensive income	$16,558	$4,734

10. Segment Information
     The Company has discrete financial data by operating segments available based on its method of internal reporting, which disaggregates its operations. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance.
     The Company does not allocate certain marketing and general and administrative expenses to its business unit segments because these activities are managed separately from the business units. Management does not allocate restructuring and other related charges, amortization of purchased intangible assets, stock-based compensation expense, interest and other income, net or acquisition expenses and other related charges to the segments for the review of results by the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM, and therefore, the Company has not disclosed asset information for each operating segment.
     The tables below present the service revenues and income before income taxes attributable to these operating segments for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Service Revenues:
SapientNitro	$154,320	$115,692
Sapient Global Markets	73,565	57,111
Sapient Government Services	13,455	10,420

Consolidated Service Revenues	$241,340	$183,223

Income Before Income Taxes:
SapientNitro	$46,298	$29,442
Sapient Global Markets	21,740	20,706
Sapient Government Services	3,742	2,772

Total reportable segments operating income (1)	71,780	52,920
Less reconciling items (2)	(51,833)	(43,118)

Consolidated Income Before Income Taxes	$19,947	$9,802

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income before income taxes include the following (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Centrally managed functions	$46,001	$38,124
Restructuring and other related charges	5,642	286
Amortization of purchased intangible assets	1,273	1,467
Stock-based compensation expense	3,876	4,231
Interest and other income, net	(1,459)	(800)
Acquisition expense and other related charges	—	111
Unallocated expenses (a)	(3,500)	(301)

Total	$51,833	$43,118

(a)	Reflects stock option restatement-related benefits.
11. Geographic Data
     Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated and condensed statements of operations and the consolidated and condensed balance sheets (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Service revenues:
United States	$144,560	$105,434
International	96,780	77,789

Total service revenues	$241,340	$183,223

	March 31,	December 31,
	2011	2010
Long-lived assets:
United States	$14,911	$14,792
United Kingdom	4,815	3,936
India	18,230	13,771
Rest of International	3,905	3,072

Total long-lived assets (1)	$41,861	$35,571

(1)	Reflects net book value of the Company’s property and equipment.
12. Goodwill and Purchased Intangible Assets
     The following is a summary of goodwill allocated to the Company’s business segments as of March 31, 2011 and December 31, 2010 (in thousands):

		Sapient Global
	SapientNitro	Markets	Total
Goodwill as of December 31, 2010	$52,902	$24,963	$77,865
Contingent consideration recorded during the period	—	4,613	4,613
Exchange rate effect	248	581	829

Goodwill as of March 31, 2011	$53,150	$30,157	$83,307

     The following is a summary of intangible assets as of March 31, 2011 and December 31, 2010 (in thousands; the gross carrying amounts of local currency denominated purchased intangible assets are reflected at the respective balance sheet date exchange rate):

	March 31, 2011
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
Customer lists and customer relationships	$23,158	$(13,255)	$9,903
SAP license agreement	1,100	(1,100)	—
Non-compete agreements	8,674	(3,480)	5,194
Tradename	3,194	(1,731)	1,463

Total purchased intangible assets	$36,126	$(19,566)	$16,560

	December 31, 2010
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
Customer lists and customer relationships	$22,954	$(12,351)	$10,603
SAP license agreement	1,100	(1,100)	—
Non-compete agreements	8,538	(3,074)	5,464
Tradename	3,149	(1,587)	1,562

Total purchased intangible assets	$35,741	$(18,112)	$17,629

     Amortization expense related to the purchased intangible assets was $1.3 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively.
13. Foreign Currency Translation and Derivative Instruments
     Foreign exchange gains of $0.4 million and losses of $0.9 million were recorded for the three months ended March 31, 2011 and 2010, respectively. Foreign exchange gains and losses are included in general and administrative expenses in the consolidated and condensed statements of operations. These gains and losses were primarily related to intercompany foreign currency transactions that are of a short-term nature.
     Approximately 17% of the Company’s operating expenses for the three months ended March 31, 2011 were denominated in Indian rupees. Approximately 15%, 3% and 8% of service revenues for the three months ended March 31, 2011 were denominated in British pounds sterling, Euros and Canadian dollars, respectively. As the Company has minimal associated revenues in Indian rupees, any significant movement in the exchange rate between the U.S. dollar and the rupee has a significant impact on its operating expenses and operating profit. Any significant movement in the exchange rate between the U.S. dollar and the British pound sterling, the U.S. dollar and the Euro and the U.S. dollar and the Canadian dollar has a significant impact on the Company’s service revenues and operating income. The Company manages this exposure through a risk management program that partially mitigates its exposure to operating expenses denominated in the Indian rupee and operating margins denominated in the British pound sterling, the Euro and the Canadian dollar, and that includes the use of derivative financial instruments which are not designated as accounting hedges. The Company uses foreign exchange option contracts to partially protect its foreign currency exposure to: (i) Indian rupee denominated operating expenses against appreciation in the rupee relative to the U.S. dollar, (ii) British pound sterling denominated revenues against the appreciation of the U.S. dollar relative to the pound sterling, (iii) Euro denominated revenues against the appreciation of the U.S. dollar relative to the Euro, and (iv) Canadian dollar denominated revenues against the appreciation of the U.S. dollar relative to the Canadian dollar. Currently, the Company enters into 30 day average rate instruments covering a rolling 90 day period with notional amounts of 350 million rupees (approximately $7.7 million), 2.0 million pounds sterling (approximately $3.2 million), 0.1 million Euros (approximately $0.1 million), and 2.5 million Canadian dollars (approximately $2.5 million). As these instruments are option collars that are settled on a net basis with the bank, the Company has not recorded the gross underlying notional amounts in its consolidated and condensed balance sheets as of March 31, 2011.
     The following table reflects the fair value of the Company’s derivative assets and liabilities on its consolidated and condensed balance sheets as of March 31, 2011 and December 31, 2010 (in thousands):

	Derivative Assets Reported in Other		Derivative Liabilities Reported in
	Current Assets		Accrued Expenses
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
Foreign exchange option contracts not designated	$39	$133	$(179)	$—

     Realized and unrealized losses on the Company’s foreign exchange option contracts are included in general and administrative expenses in the consolidated and condensed statements of operations. The following table shows the effect of realized and unrealized gains and losses, net, of the Company’s foreign exchange option contracts on its results of operations for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
(Loss) gain on foreign exchange option contracts not designated	$(268)	$610

14. Dividend Payment
     On February 18, 2010, the Company announced a special dividend of $0.35 per common share for shareholders as of the record date, March 1, 2010, which was paid on March 15, 2010. The dividend was a return of excess capital to shareholders. The $46.8 million in cash paid for the dividend is reflected as cash used in financing activities on the consolidated and condensed statements of cash flows.
15. Debt
     In May 2010, Sapient Consulting Pvt. Limited (an Indian subsidiary of the Company) entered into a $10,000,000 uncommitted revolving credit facility. The facility matures in May 2011 and can be used to finance working capital requirements, capital expenditures or any other purpose which may be permissible under local regulations. Borrowings in U.S. dollars bear interest at the six-month LIBOR plus 2%. Short-term loans denominated in Indian rupees are also permissible and bear interest at prevailing local borrowing rates, dependent on the payback period selected at the time of borrowing. There are no covenants based on financial measures governing this facility. At March 31, 2011, the Company had one short-term loan outstanding. The 60 million rupee loan (approximately $1.3 million) is at an interest rate of 12.0% and has a maturity date of April 16, 2011. This borrowing is reflected in accrued expenses on the consolidated and condensed balance sheets.

Credit Facilities
Balance, December 31, 2010	$4,420
Proceeds from credit facilities	1,768
Repayments of credit facilities	(4,862)

Balance, March 31, 2011	$1,326

16. Recent Accounting Pronouncements
     There were no recently issued accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, that are expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

SAPIENT CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company
     Sapient Corporation (“Sapient” or the “Company”), a global services firm, helps clients transform in the areas of business, marketing, and technology and succeed in an increasingly complex marketplace. We market our services through three primary business units — SapientNitro, Sapient Global Markets, and Sapient Government Services — positioned at the intersection of marketing, business and technology. SapientNitro, one of the world’s largest independent digitally-led, integrated marketing services firms, provides multi-channel marketing and commerce services that span brand and marketing strategy, digital/broadcast/print advertising creative, web design and development, e-commerce, media planning and buying, and emerging platforms, such as social media and mobile. Through SapientNitro we offer a complete, multi-channel marketing and commerce solution that strengthens relationships between our clients’ customers and their brands. For simplicity of operations, SapientNitro also includes our traditional IT consulting services, which are currently, and are expected to remain, below 10% of our total revenues. Our Sapient Global Markets segment provides business and IT strategy, process and system design, program management, custom development and package implementation, systems integration and outsourced services to financial services and energy services market leaders. A core focus area within Sapient Global Markets is trading and risk management, to which we bring more than 15 years of experience and a globally integrated service in derivatives processing. Sapient Government Services provides consulting, technology, and marketing services to a wide array of U.S. governmental agencies. Focused on driving long-term change and transforming the citizen experience, we use technology to help government agencies become more accessible, efficient, and transparent.
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
Summary of Results of Operations
     Our service revenues for the three months ended March 31, 2011 were $241.3 million, a 32% increase compared to service revenues for same period in 2010. The increase in service revenues was primarily due to an increase in demand for our services compared to 2010.
     For the three months ended March 31, 2011 we reported income from operations of $18.5 million, a 105% increase compared to $9.0 million for the same period in 2010. The increase in operating income was due to the increase in demand for our services and our management of project personnel, sales and marketing, and general and administrative expenses, all of which decreased as a percentage of revenue in the first quarter of 2011 as compared to the first quarter of 2010.
     For the three months ended March 31, 2011 we reported net income of $12.2 million, a 95% increase compared to $6.2 million for the same period in 2010. The increase in service revenues and the fact that project personnel, sales and marketing and general and administrative expenses have decreased as a percentage of revenue were the primary contributors to this increase.
Non-GAAP Financial Measures
     In our quarterly earnings press releases and conference calls, we discuss two key measures that are not calculated according to generally accepted accounting principles (“GAAP”). The first non-GAAP measure is operating income, as reported on our consolidated and condensed statements of operations, excluding certain expenses and benefits, which we call “non-GAAP income from operations”. The second measure calculates non-GAAP income from operations as a percentage of reported services revenues, which we call “non-GAAP operating margin”. We believe that non-GAAP measures help illustrate underlying trends in our business, and use the measures to establish budgets and operational goals, communicated internally and externally, for managing our business and evaluating our performance. We exclude certain expenses from our non-GAAP operating income that we believe are not reflective of these underlying business trends or useful measures for determining our operational performance and overall business strategy. The following table reconciles income from operations as reported on our consolidated and condensed statements of operations to non-GAAP income from operations and non-GAAP operating margin for the three months ended March 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended
	March 31,
	2011	2010
Service revenues	$241,340	$183,223

GAAP income from operations	$18,488	$9,002
Stock-based compensation expense	3,876	4,231
Restructuring and other related charges	5,642	286
Amortization of purchased intangible assets	1,273	1,467
Acquisition costs and other related charges	—	111
Stock-based compensation review and restatement benefit	(3,500)	(301)

Non-GAAP income from operations	$25,779	$14,796

GAAP operating margin	7.7%	4.9%
Effect of adjustments detailed above	3.0%	3.2%

Non-GAAP operating margin	10.7%	8.1%

     Non-GAAP income from operations increased in the three months ended March 31, 2011 compared to 2010 due primarily to the improvement in reported income from operations. Please see our Results of Operations section for a more detailed discussion and analysis of the excluded items. During the quarter ended March 31, 2011, we received insurance recovery proceeds of $3.5 million as reimbursement for expenses incurred during the stock option review and restatement in 2006 and 2007. When the expenses were originally incurred, they were excluded from our non-GAAP operating income. Similarly, the $3.5 million benefit has been excluded from non-GAAP operating income in the current quarter.
     When important to management’s analysis, operating results are compared in “constant currency terms”, which exclude the effect of foreign exchange rate fluctuations, a non-GAAP measure. The effect is excluded by translating the current period’s local currency service revenues and expenses into U.S. dollars at the average exchange rates of the prior period of comparison. For a discussion of our exposure to exchange rates, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk”.
Summary of Critical Accounting Policies; Significant Judgments and Estimates
     We have identified the accounting policies which are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during 2011 to the items disclosed in our summary of critical accounting policies, significant judgments and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.
Results of Operations
     The following table sets forth the percentage of our service revenues of items included in our consolidated and condensed statements of operations:

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Service revenues	100%	100%
Reimbursable expenses	4%	5%

Total gross revenues	104%	105%

Operating expenses:
Project personnel expenses	69%	70%
Reimbursable expenses	4%	5%

Total project personnel expenses and reimbursable expenses	73%	74%
Selling and marketing expenses	4%	5%
General and administrative expenses	16%	20%
Restructuring and other related charges	2%	0%
Amortization of purchased intangible assets	1%	1%
Acquisition costs and other related charges	0%	0%

Total operating expenses	96%	100%

Income from operations	8%	5%
Interest and other income, net	1%	1%

Income before income taxes	8%	6%
Provision for income taxes	3%	2%

Net income	5%	3%

Three months ended March 31, 2011 compared to the three months ended March 31, 2010
Service Revenues
     Our service revenues for the three months ended March 31, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,	March 31,		Percentage
	2011	2010	Increase	Increase
Service revenues	$241,340	$183,223	$58,117	32%
     The increase in service revenues for the three months ended March 31, 2011 was primarily due to an increase in demand for our services compared to 2010. The following table compares our first quarter 2011 service revenues by industry sector to 2010 (in millions, except percentages):

				Percentage
	Three Months Ended March 31,		Increase /	Increase /
Industry Sector	2011	2010	(Decrease)	(Decrease)
Financial Services	$80.0	$53.0	$27.1	51%
Consumer, Travel & Automotive	81.7	53.3	28.3	53%
Technology & Communications	32.2	27.3	4.9	18%
Government, Health & Education	26.0	27.5	(1.5)	(6%)
Energy Services	21.4	22.1	(0.7)	(3%)

Total	$241.3	$183.2	$58.1	32%

     The increases in the sectors noted above were due to an increase in demand for our services in these industries. The decreases in the Government, Health & Education and Energy Services sector were due to decreases in demand. In constant currency terms, service revenues increased 30% compared to the same period in 2010, as the U.S. dollar has appreciated in value against the local currencies in certain geographies our foreign subsidiaries operate in compared to the same period in 2010.
     The increases in demand across the majority of industry sectors caused our average project personnel peoplecount to increase 31% for the three months ended March 31, 2011 compared to the same period in 2010. Utilization represents the percentage of our project personnel’s time spent on billable client work. Our utilization of 71% was lower than the 75% rate we had for the same period in 2010. We also increased our use of external contractors and consultants by 28% compared to 2010, as demand for our services concentrated in specialized areas increased.

     Our five largest customers, in the aggregate, accounted for approximately 21% of our service revenues for the three months ended March 31, 2011 and 2010. No customer accounted for more than 10% of our service revenues. Long-Term and Retainer Revenues are revenues from contracts with durations of at least twelve months, as well as revenues from applications management and long-term support projects, which are cancelable. Our Long-Term and Retainer Revenues were 47% of our service revenues for the three months ended March 31, 2011, compared to 45% for the same period in 2010.
Project Personnel Expenses
     Project personnel expenses consist principally of salaries and employee benefits for personnel dedicated to client projects, independent contractors and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense we incur in providing our services. Our project personnel expenses for the three months ended March 31, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,	March 31,	Increase/	Percentage
	2011	2010	(Decrease)	Increase
Project personnel expenses	$166,676	$127,767	$38,909	30%
Project personnel expenses as a percentage of service revenues	69%	70%	(1 point)
     The increase for the three months ended March 31, 2011 was primarily due to the increase in project personnel peoplecount. Compensation expense increased $29.5 million due to the increase in peoplecount. Use of external contractors and consultants increased $4.6 million due to an increase in demand for our services in specialized areas. Travel costs increased $2.3 million as the Company incurred greater transportation costs due to the increase in peoplecount. The remaining increase was due to increases in various other project personnel expenses.
Selling and Marketing Expenses
     Selling and marketing expenses consist principally of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses. Our selling and marketing expenses for the three months ended March 31, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,	March 31,	Increase/	Percentage
	2011	2010	(Decrease)	Increase
Selling and marketing expenses	$10,156	$8,647	$1,509	17%
Selling and marketing expenses as a percentage of service revenues	4%	5%	(1 point)
     The increase for the three months ended March 31, 2011 was primarily due to costs incurred to drive the 32% increase in service revenues, and to a lesser extent, an increase in sales and marketing peoplecount. Compensation expense increased $0.6 million due to the increase in peoplecount. Travel costs increased $0.6 million as the Company incurred greater transportation costs due to the increase in peoplecount. External consultant expense increased $0.2 million due to the increase in service revenues, as this required more general sales support, in addition to costs associated with specific projects that required the use of external consultants. The remaining increase was due to increases in various other selling and marketing expenses.
General and Administrative Expenses
     General and administrative expenses consist principally of salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses. Our general and administrative expenses for the three months ended March 31, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,	March 31,	Increase/	Percentage
	2011	2010	(Decrease)	Increase
General and administrative expenses	$39,105	$35,943	$3,162	9%
General and administrative expenses as a percentage of service revenues	16%	20%	(4 points)

     The increase for the three months ended March 31, 2011 was primarily due to the following factors: (i) facilities expenses increased $2.3 million due to the opening of a new office in India in the first quarter of 2010, (ii) compensation expense increased $1.2 million due to an increase in general and administrative peoplecount, (iii) a currency gain of $0.4 million was recognized in 2011 and a currency loss of $0.9 million was recognized in 2010 as currency rates fluctuated on our short-term transactions, these amounts were offset by hedging losses of $0.3 million in 2011 and hedging gains of $0.6 million in 2010, (iv) travel costs increased $0.5 million due to the increase in peoplecount, (v) insurance costs increased $1.5 million due to the increase in peoplecount and rate increases, (vi) a $0.9 million legal accrual is included in 2011 and (vii) use of external contractors and consultants increased $0.7 million. These increases were partially offset by insurance recovery proceeds of $3.5 million received during the first quarter of 2011 as reimbursement for expenses incurred during the stock option review and restatement in 2006 and 2007. The remaining net decrease was due to changes in various other general and administrative expenses.
Restructuring and Other Related Charges
     Restructuring and other related charges were $5.6 million for the three months ended March 31, 2011, compared to $0.3 million during the same period in 2010. The restructuring charge in the first quarter of 2011 related primarily to cash and other termination benefits for two former Nitro executives whose positions were made redundant, as well as the re-positioning of a portion of our SapientNitro business in Australia from traditional advertising capabilities to digitally-led capabilities. The restructuring charge consisted of $1.1 million of cash severance and other associated termination benefits, and a $4.6 million non-cash charge related to the acceleration of unrecognized compensation expense. The restructuring charge in the first quarter of 2010 consisted of $0.9 million for the consolidation of our UK operations into one office space, offset by a $0.6 million benefit related to changes in the Company’s estimated operating expenses to be incurred and sub-lease income in connection with a previously restructured lease, which ends in the fourth quarter of 2011.
     We expect to incur additional restructuring charges of approximately $1.5 million in the third quarter of 2011 related to the consolidation of our two office locations in New York City into one office. The $1.5 million is expected to comprise a charge for future committed rental payments and operating expenses after the cease-use date, offset by estimated sublease income over the remaining lease term.
Amortization of Purchased Intangible Assets
     Amortization of intangible assets consists of non-compete and non-solicitation agreements, customer lists and tradenames acquired in business combinations. Amortization of purchased intangible assets was $1.3 million for the three months ended March 31, 2011, compared to $1.5 million for the same period in 2010. The decrease in expense was due to the fact that certain intangible assets from previous acquisitions have been fully amortized.
Acquisition Costs and Other Related Charges
     Acquisition costs and other related charges are costs associated with third-party professional services we incur related to our evaluation process of potential acquisition opportunities. Although we may incur acquisition costs and other related charges, this is not indicative that any transaction will be consummated. We did not incur any acquisition costs in the first quarter of 2011, compared to a $0.1 million charge for the first quarter of 2010.
Interest and Other Income, Net
     Interest and other income is derived primarily from investments in U.S. government securities, bank time deposits and money market funds. Our interest and other income, net for the three months ended March 31, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,	March 31,		Percentage
	2011	2010	Increase	Increase
Interest and other income, net	$1,459	$800	$659	82%
     The increase for the three months ended March 31, 2011 was primarily due to higher interest income. This increase in interest income was due to increases in local interest rates on our foreign currency cash and equivalents and higher average cash balances for the three months ended March 31, 2011 compared to the same period in 2010.
Provision for Income Taxes
     For the three months ended March 31, 2011, we recorded an income tax provision of $7.8 million, compared to $3.6 million in 2010. Income tax is related to federal, state and foreign tax obligations. The increase in tax expense was primarily related to an increase in profits.
     Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.
     We enjoy the benefits of income tax holidays in certain jurisdictions in which we operate.

The tax holidays for our business located in Bangalore and Noida, India, expired on March 31, 2011. In addition, in 2009 we established a new India unit in a Special Economic Zone (“SEZ”) which is entitled to a five year, 100% tax holiday. Immediately following the expiration of the 100% tax holiday, the SEZ unit is entitled to a five year, 50% tax holiday.
     Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2011, certain state tax net operating loss carry forwards, as well as a portion of the net operating loss carry forwards relating to certain stock-based compensation deductions, remain with a valuation allowance recorded against them. Additionally, we maintain a valuation allowance against our deferred tax assets in Switzerland but believe that deferred tax assets in various other foreign jurisdictions are more likely than not to be realized and, therefore, no valuation allowance has been recorded against these assets.
     We had gross unrecognized tax benefits, including interest and penalties, of approximately $13.2 million as of March 31, 2011 and $12.0 million as of December 31, 2010. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of our effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2011 and December 31, 2010, accrued interest and penalties totaled approximately $1.2 million and $1.1 million, respectively.
     We conduct business globally and, as a result, our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Germany, India, the United Kingdom and the United States. Our U.S. federal tax filings are open for examination for tax years 2007 through the present. The statutes of limitations in our other tax jurisdictions remain open for 2004 through the present. However, carry forward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in a future period.
     Although we believe our tax estimates are appropriate, the final determination of tax audits could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of tax audits in the next twelve months and the expiration of relevant statutes of limitations could result in a decrease in our unrecognized tax benefits of an amount between $1.0 million and $2.0 million.
Results by Operating Segment
     We have discrete financial data by operating segments available based on our method of internal reporting, which disaggregates our operations. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance.
     We do not allocate certain marketing and general and administrative expenses to our business unit segments because these activities are managed separately from the business units. Management does not allocate restructuring and other related charges, amortization of purchased intangible assets, stock-based compensation expense, interest and other income, net or acquisition expenses and other related charges to the segments for the review of results by the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM, and therefore, we have not disclosed asset information for each operating segment.
     The tables below present the service revenues and income before income taxes attributable to these operating segments for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Service Revenues:
SapientNitro	$154,320	$115,692
Sapient Global Markets	73,565	57,111
Sapient Government Services	13,455	10,420

Consolidated Service Revenues	$241,340	$183,223

Income Before Income Taxes:
SapientNitro	$46,298	$29,442
Sapient Global Markets	21,740	20,706
Sapient Government Services	3,742	2,772

Total reportable segments operating income (1)	71,780	52,920
Less reconciling items (2)	(51,833)	(43,118)

Consolidated Income Before Income Taxes	$19,947	$9,802

(1)	Reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to the total of the segments’ operating income to arrive at consolidated income before income taxes include the following (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Centrally managed functions	$46,001	$38,124
Restructuring and other related charges	5,642	286
Amortization of purchased intangible assets	1,273	1,467
Stock-based compensation expense	3,876	4,231
Interest and other income, net	(1,459)	(800)
Acquisition expense and other related charges	—	111
Unallocated expenses (a)	(3,500)	(301)

Total	$51,833	$43,118

(a)	Reflects stock option restatement-related benefits.
     The increase in SapientNitro service revenues for the three months ended March 31, 2011 was primarily due to increases in demand for our services in the majority of the industry sectors we operate in. The following table compares SapientNitro service revenues by industry sector for the three months ended March 31, 2011 compared to the same period in 2010 (in millions, except percentages):

				Percentage
	Three Months Ended March 31,		Increase /	Increase /
Industry Sector	2011	2010	(Decrease)	(Decrease)
Consumer, Travel & Automotive	$81.7	$53.4	$28.3	53%
Technology & Communications	32.1	27.2	4.9	18%
Financial Services	28.7	17.1	11.6	68%
Government, Health & Education	9.8	15.6	(5.8)	(37%)
Energy Services	2.0	2.4	(0.4)	(18%)

Total	$154.3	$115.7	$38.6	33%

     For the three months ended March 31, 2011, the increases in sector service revenues were primarily due to increases in demand in these sectors, while the decreases were due to decreased demand. In constant currency terms, SapientNitro service revenues increased 31% for the three months ended March 31, 2011 compared to the same period in 2010. The overall increase in demand for our services contributed to SapientNitro’s average project personnel peoplecount increasing compared to 2010.
     The increase in Sapient Global Markets revenue for the three months ended March 31, 2011 was due to increases in demand for our services compared to 2010. The following table compares Sapient Global Markets service revenues by industry sector for the three months ended March 31, 2011 compared to the same period in 2010 (in millions, except percentages):

				Percentage
	Three Months Ended March 31,		Increase /	Increase /
Industry Sector	2011	2010	(Decrease)	(Decrease)
Financial Services	$54.1	$37.4	$16.7	45%
Energy Services	19.5	19.7	(0.2)	(1%)

Total	$73.6	$57.1	$16.5	29%

     The increase in Financial Services was due to increases in demand for our services in this sector. In constant currency terms, Sapient Global Markets service revenues increased 27% for the three months ended March 31, 2011 compared to 2010. The overall increase in demand for our services contributed to Sapient Global Markets’ average project personnel peoplecount increasing compared to the same period in 2010.
     Service revenues for our Sapient Government Services operating segment increased by 29% during the three months ended March 31, 2011 compared to the same period in 2010 due to increases in demand for our services in this segment. The increased demand contributed to Sapient Government Services’ average project personnel peoplecount increasing compared to the same period in 2010.
Operating Income by Operating Segments
     SapientNitro’s operating income increased as a percentage of related service revenues to 30% for the three months ended March 31, 2011 compared to 25% for 2010. The increase was primarily due to a decrease in consultant expense as a percentage of revenue compared to 2010.
     Sapient Global Markets’ operating income decreased as a percentage of related service revenues to 30% for the three months ended March 31, 2011 compared to 36% for 2010. The decrease was primarily due to an increase in consultant expense as a percentage of revenue compared to 2010 as demand for our services in specialized areas increased.
     Sapient Government Services’ operating income as a percentage of related service revenues was 28% for the three months ended March 31, 2011 compared to 27% for the three months ended March 31, 2010.
Liquidity and Capital Resources
     We invest our excess cash predominantly in money market funds, time deposits with maturities of less than or equal to 90 days and other cash equivalents. At March 31, 2011 we had approximately $210.3 million in cash, cash equivalents, restricted cash and marketable securities, compared to $234.1 million at December 31, 2010.
     We had approximately $3.7 million with various banks as collateral for letters of credit and performance bonds and have classified this cash as restricted on our consolidated and condensed balance sheet at March 31, 2011.
     Cash used in operating activities was $19.0 million for the three months ended March 31, 2011. This resulted from net income of $12.2 million and the addition of non-cash charges of $16.1 million being more than offset by increases in unbilled revenues and accounts receivable of $31.3 million and a decrease in accrued compensation of $18.1 million as a result of bonus payments relating to 2010 performance being paid in the first quarter of 2011. Cash used in operating activities increased compared to the same period in 2010 due to lower bonus payment of prior year bonuses — as bonuses based on 2010 results were higher than those paid in the first quarter of 2010 which were based on 2009 results — and an increase in Days sales outstanding (“DSO”) described below which created increases in accounts receivable and unbilled revenue balances.
     Days sales outstanding (“DSO”) is calculated based on the actual three months of total revenue and period end receivables, unbilled and deferred revenue balances. Our DSO increased 12% to 73 days as of March 31, 2011 as compared to our DSO of 65 days as of December 31, 2010. DSO increased primarily due to the increase in unbilled revenues, specifically the timing of achieving certain project milestones and proportionately more revenue being recognized in the third month of the first quarter of 2011, resulting in a higher amount of invoices being sent in the first month of the following quarter. Time and materials arrangements have longer billing cycles than fixed-price contracts, which increase DSO. Approximately 55% of our services revenue for the first three months of 2011 was derived from time and materials arrangements as compared to 54% for the fourth quarter of 2010. We expect our unbilled revenues to be short-term in nature, with a majority being billed within 90 days.
     Cash used in investing activities was $7.3 million for the three months ended March 31, 2011. This was primarily due to $8.1 million in capital expenditures, primarily for the buildout of facilities in our India locations and the costs of internally developed software being offset by a $0.9 million decrease in restricted cash balances. Cash used by investing activities increased compared to the same period in 2010. The current period reflected more capital expenditures, primarily related to build-out costs for new offices.
     Cash provided by financing activities was $1.1 million for the three months ended March 31, 2011, primarily derived from $4.2 million of proceeds from stock option exercises being partially offset by net repayments of $3.1 million under our revolving credit facility in India. Cash used in financing activities was $44.3 million for the three months ended March 31, 2010 primarily as a result of the $46.8 million dividend payment being partially offset by $2.5 million in proceeds from stock option exercises.
     We use foreign currency option contracts to partially mitigate the effects of exchange rate fluctuations on certain revenues and operating expenses denominated in foreign currencies. Please see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our use of such derivative financial instruments.
     We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $10.3 million, for which the likelihood of a loss is considered more than remote, and various administrative audits, each of which have arisen in the ordinary course of our business. We have recorded an accrual at March 31, 2011 of approximately $1.3 million related to certain of these items. Although we intend to defend these matters vigorously, the ultimate outcome of these matters is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that we have previously accrued and may have a material effect on our operating results.
     We believe that our existing cash, credit facility and other short-term investments will be sufficient to meet our working capital and capital expenditure requirements, investing activities and the expected cash outlays for our previously recorded restructuring activities for at least the next 12 months.
New Accounting Pronouncements
     There were no recently issued accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, that are expected to have a material effect on our financial condition, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, and we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. Should the interest rate fluctuate by 10%, the change in value of our marketable securities would not have been material as of March 31, 2011 and our interest income would not have changed by a material amount for the three months ended March 31, 2011.
     As of March 31, 2011, we held, at fair value, $1.3 million in ARS classified as available-for-sale. We do not intend to sell the remaining $1.4 million (amortized cost) in ARS classified as available-for-sale until a successful auction occurs, nor do we believe that we will be required to sell these securities at less than amortized cost before a successful auction occurs. The inability to liquidate our remaining ARS may have a material impact on our liquidity and results of operations.
Exchange Rate Sensitivity
     We face exposure to adverse movements in foreign currency exchange rates because a significant portion of our revenues, expenses, assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the British pound sterling, the Euro, the Indian rupee and the Canadian dollar. These exposures may change over time as business practices evolve.
For the three months ended March 31, 2011, approximately 34% of our revenues and approximately 54% of our operating expenses were denominated in foreign currencies, as compared to 42% and 53%, respectively, during the same period in 2010. In addition, 53% of our assets and 53% of our liabilities were subject to foreign currency exchange fluctuations at March 31, 2011 as compared to 52% and 52% of our assets and liabilities, respectively, at December 31, 2010. We also have assets and liabilities in certain entities that are denominated in currencies other than the entity’s functional currency.
     Approximately 17% of our operating expenses for the three months ended March 31, 2011 were denominated in Indian rupees. Because we have minimal associated revenues in Indian rupees, any significant movement in the exchange rate between the U.S. dollar and the Indian rupee has a significant impact on our operating expenses and operating profit. Approximately 15% of our service revenues for the three months ended March 31, 2011 were denominated in the British pound sterling. Any significant movement in the exchange rate between the U.S. dollar and the British pound has a significant impact on our revenues and operating income. Approximately 3% of our service revenues for the three months ended March 31, 2011 were denominated in the Euro. Any significant movement in the exchange rate between the U.S. dollar and the Euro has a significant impact on our revenues and operating income. Approximately 8% of our service revenues for the three months ended March 31, 2011 were denominated in Canadian dollars. Any significant movement in the exchange rate between the U.S. dollar and the Canadian dollar has a significant impact on our revenues and operating income. We manage these exposures through a risk management program that partially mitigates our exposure to operating expenses denominated in the Indian rupee and operating margins denominated in the British pound sterling, the Euro and the Canadian dollar, and that includes the use of derivative financial instruments which are not designated as accounting hedges. As of March 31, 2011, we had option contracts outstanding in the notional amount of approximately $27.3 million ($15.5 million for our Indian rupee contracts, $6.4 million for our British pound sterling contracts, $0.3 million for our Euro contracts and $5.1 million for our Canadian dollar contracts). Because these instruments are option collars that are settled on a net basis with the bank, we have not recorded the gross underlying notional amounts in our assets and liabilities as of March 31, 2011. The following table details our net realized and unrealized gains/losses on these option contracts for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
(Loss) gain on foreign exchange option contracts not designated	$(268)	$610

     We also performed a sensitivity analysis of the possible loss that could be incurred on these contracts as a result of movements in the Indian rupee. Changes of 10%, 15% and 20% of the underlying average exchange rate of our unsettled Indian rupee positions as of March 31, 2011 would result in maximum losses on these positions of $.6 million, $1.2 million and $1.8 million, respectively. Changes of 10%, 15% and 20% of the underlying average exchange rate of our unsettled British pound sterling positions as of March 31, 2011 would result in maximum losses on these positions of $0.6 million, $0.9 million and $1.2 million, respectively. Changes of 10%, 15% and 20% of the underlying average exchange rate of our unsettled Euro positions as of March 31, 2011 would result in maximum losses on these positions of less than $0.1 million, less than $0.1 million and $0.1 million, respectively. Changes of 10%, 15% and 20% of the underlying average exchange rate of our unsettled Canadian dollar positions as of March 31, 2011 would result in maximum losses on these positions of $0.4 million, $0.8 million and $1.1 million, respectively. These positions expire in April and May of 2011 and therefore, any losses in respect to these positions after March 31, 2011 would be recognized in the three months ending June 30, 2011.
     For additional quantitative and qualitative disclosures about market risk affecting Sapient, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness, as of March 31, 2011, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on our evaluation our CEO and CFO have concluded that our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     No changes in our internal control over financial reporting occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are subject to certain legal proceedings and claims, as discussed below. We are also subject to certain other legal proceedings and claims that have arisen in the course of business that have not been fully adjudicated. However, the results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.
     We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling $10.3 million, for which the likelihood of a loss is considered more than remote, and various administrative audits each of which have arisen in the ordinary course of our business. We have recorded an accrual at March 31, 2011 of approximately $1.3 million related to certain of these items. We intend to defend these matters vigorously; however, the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that we have previously accrued.
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
     We have offices throughout the world. Our international operations generate a significant percentage of our total revenues, and our GDD model is a key component of our ability to deliver our services successfully. Our international operations are subject to inherent risks, including:
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
     In particular, our GDD model depends heavily on our offices in Gurgaon, Bangalore and Noida, India. Any escalation in the political or military instability in India or Pakistan or the surrounding countries, or a business interruption resulting from a natural disaster, such as an earthquake, could hinder our ability to use GDD successfully and could result in material adverse effects to our business, financial condition and results of operations. Furthermore, the delivery of our services from remote locations causes us to rely on data, phone, power and other networks which are not as reliable in India as those in other countries where we operate. Any failures of these systems, or any failure of our systems generally, could affect the success of our GDD model. Remote delivery of our services also increases the complexity and risk of delivering our services, which could affect our ability to satisfy our clients’ expectations or perform our services within the estimated time frame and budget for each project. Changes to government structure or policies in countries in which we operate could negatively impact our operations if such changes were to limit or cease any benefits that may currently be available to us. For example, although the Indian government has historically offered generous tax incentives to induce foreign companies to base operations in India, new taxes have been introduced in recent years that partially offset those benefits. On April 1, 2009 the income tax incentive of one of our Software Technology Parks (“STPs”) Units in India expired. Beginning April 1, 2011, the income tax incentives applicable to our other two STPs Units in India expired. In addition, in 2009 we established a new India unit in a Special Economic Zone (“SEZ”) which is eligible for a five year, 100% tax holiday. This expiration of incentives may adversely affect our cost of operations and increase the risk of delivering our services on budget for client projects. Expiration of benefits provided to us by having operations based in India could have a material adverse effect on our business, financial condition and results of operations.
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
     We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international service revenues were $96.8 million for the first three months of 2011. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues and receivables, purchases, payroll and investments. As of March 31, 2011, 53% of our assets and our liabilities were subject to foreign currency fluctuations. We also have a significant amount of foreign currency operating income and net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk because we incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. While we have entered into foreign currency offsetting option positions that allow the Company partially to hedge certain short-term translation exposures in Indian rupee, British pound sterling, Euro and Canadian dollar currencies, and may in the future enter into foreign currency exchanges swaps and purchases as well as sales of foreign currency options, we will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge foreign currencies. There is no guarantee that such hedging activity will be effective or that our financial condition will not be negatively impacted by the currency exchange rate fluctuations of the Indian rupee versus the U.S. dollar.

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
     A high percentage of our operating expenses, particularly salary expense, rent, depreciation expense and amortization of purchased intangible assets, are fixed in advance of any particular quarter. As a result, an unanticipated decrease in the number or average size of, or an unanticipated delay in the scheduling for, our projects may cause significant variations in operating results in any particular quarter and could have a material adverse effect on operations for that quarter.
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
     Our profitability derives from and is impacted primarily by three factors, primarily: (i) the prices for our services; (ii) our professionals’

utilization or billable time; and (iii) our costs. To achieve our desired level of profitability, our utilization must remain at an appropriate rate, and we must contain our costs. Should we reduce our prices in the future as a result of pricing pressures, or should we be unable to achieve our target utilization rates and costs, our profitability could be adversely impacted and our stock price could decline materially.
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
     Most of our contracts can be canceled by the client with limited advance notice and without significant penalty. A client’s termination of a contract for our services could result in a loss of expected revenues and additional expenses for staff that were allocated to that client’s project. We could be required to maintain underutilized employees who were assigned to the terminated contract. The unexpected cancellation or significant reduction in the scope of any of our large projects, or client termination of one or more recurring revenue contracts (see explanation of “Long-Term and Retainer Revenue” in Part I, Item 2, above), could have a material adverse effect on our business, financial condition and results of operations.
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
     Jerry A. Greenberg, our former Co-Chairman of the Board of Directors and Chief Executive Officer of the Company and current member of our Board of Directors, and J. Stuart Moore, our former Co-Chairman of the Board of Directors and Co-Chief Executive Officer and current member of our Board of Directors, own, in the aggregate, approximately 20% of our outstanding common stock as of May 1, 2011. As a result, they have the ability to substantially influence and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.
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
SAPIENT CORPORATION
PART II. OTHER INFORMATION
Item 6. Exhibits

3.1	Second Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Certificate for Shares of Common Stock, $.01 par value, of the Company (3)

10.1*	Separation Agreement between Sapient Corporation and Jane E. Owens dated March 4, 2011

31.1*	Certification of Alan J. Herrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Alan J. Herrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	The following materials from Sapient Corporation on Form 10-Q for the quarterly period ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated and Condensed Statements of Operations, (ii) the Consolidated and Condensed Balance Sheets, (iii) the Consolidated and Condensed Statements of Cash Flows and (iv) Notes to the Consolidated and Condensed Financial Statements, tagged as blocks of text.

*	Exhibits filed herewith.

(1)	Incorporated herein by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 000-28074).

(2)	Incorporated herein by reference to the Company’s Form 8-K, filed February 10, 2009.

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-12671).
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Alan J. Herrick	President and Chief Executive Officer	May 5, 2011
Alan J. Herrick	(Principal Executive Officer)
/s/ Joseph S. Tibbetts, Jr.	Chief Financial Officer	May 5, 2011
Joseph S. Tibbetts, Jr.	(Principal Financial Officer)