Form 10-Q
period 2011-06-30
SAPIENT CORP
filed 2011-08-04
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2011
Common Stock, $0.01 par value per share	139,130,467 shares

SAPIENT CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated and Condensed Balance Sheets as of June 30, 2011 and December 31, 2010	2
Consolidated and Condensed Statements of Operations for the Three and Six Months ended June 30, 2011 and 2010	3
Consolidated and Condensed Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010	4
Notes to Consolidated and Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	26
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 6. Exhibits	32
Signatures	32
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements included in this Quarterly Report, including those related to our cash and liquidity resources, our cash expenditures relating to dividend payments and restructuring, our tax estimates, anticipated revenue from our services, as well as any statement other than statements of historical facts regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Quarterly Report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described below in Part II, Item 1A, “Risk Factors” in this Quarterly Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Quarterly Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, except as required by law.

SAPIENT CORPORATION
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CONSOLIDATED AND CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except
	per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$228,358	$219,448
Marketable securities, current portion	9,120	8,861
Restricted cash, current portion	560	1,416
Accounts receivable, less allowance for doubtful accounts of $88 and $91 at June 30, 2011 and December 31, 2010, respectively	141,474	136,300
Unbilled revenues	76,165	49,765
Deferred tax assets, current portion	17,416	23,938
Prepaid expenses and other current assets	28,083	21,256

Total current assets	501,176	460,984
Marketable securities, net of current portion	1,290	1,269
Restricted cash, net of current portion	3,239	3,093
Property and equipment, net	49,032	35,571
Purchased intangible assets, net	15,318	17,629
Goodwill	83,415	77,865
Deferred tax assets, net of current portion	20,180	19,692
Other assets	7,950	7,619

Total assets	$681,600	$623,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,800	$18,714
Accrued expenses	51,257	51,444
Accrued compensation	59,025	66,609
Accrued restructuring costs	1,269	3,129
Income taxes payable	8,371	567
Deferred revenues	13,461	18,558

Total current liabilities	160,183	159,021
Long-term liabilities	24,091	22,396

Total liabilities	184,274	181,417

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 139,043,059 and 137,307,612 shares issued at June 30, 2011 and December 31, 2010, respectively	1,390	1,373
Additional paid-in capital	576,008	555,562
Treasury stock, at cost, 99,928 and 458,664 shares at June 30, 2011 and December 31, 2010, respectively	(537)	(2,466)
Accumulated other comprehensive loss	(7,221)	(12,488)
Accumulated deficit	(72,314)	(99,676)

Total stockholders’ equity	497,326	442,305

Total liabilities and stockholders’ equity	$681,600	$623,722

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Service revenues	$254,616	$200,351	$495,956	$383,574
Reimbursable expenses	10,842	10,350	19,396	18,850

Total gross revenues	265,458	210,701	515,352	402,424

Operating expenses:
Project personnel expenses	176,739	139,345	343,415	267,112
Reimbursable expenses	10,842	10,350	19,396	18,850

Total project personnel expenses and reimbursable expenses	187,581	149,695	362,811	285,962
Selling and marketing expenses	10,316	10,225	20,472	18,872
General and administrative expenses	42,976	36,435	82,081	72,378
Restructuring and other related (benefits) charges	(56)	128	5,586	414
Amortization of purchased intangible assets	1,288	1,359	2,561	2,826
Acquisition costs and other related charges	223	—	223	111

Total operating expenses	242,328	197,842	473,734	380,563

Income from operations	23,130	12,859	41,618	21,861
Interest and other income, net	1,256	745	2,715	1,545

Income before income taxes	24,386	13,604	44,333	23,406
Provision for income taxes	9,182	6,000	16,971	9,563

Net income	$15,204	$7,604	$27,362	$13,843

Basic net income per share	$0.11	$0.06	$0.20	$0.11

Diluted net income per share	$0.11	$0.06	$0.19	$0.10

Weighted average common shares	137,608	130,915	136,954	130,487
Weighted average dilutive common share equivalents	4,464	6,996	4,368	6,985

Weighted average common shares and dilutive common share equivalents	142,072	137,911	141,322	137,472

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$27,362	$13,843
Adjustments to reconcile net income to net cash provided by operating activities:
Loss recognized on disposition of fixed assets	10	147
Unrealized loss on financial instruments	178	340
Unrealized gain on investments	—	(132)
Depreciation expense	8,588	7,977
Amortization of purchased intangible assets	2,561	2,826
Deferred income taxes	5,822	(1,624)
Stock-based compensation expense	9,219	9,635
Non-cash restructuring charges	4,564	—
Changes in operating assets and liabilities:
Accounts receivable	(2,854)	(7,912)
Unbilled revenues	(25,710)	(12,896)
Prepaid expenses and other current assets	(6,433)	(2,808)
Other assets	(608)	(612)
Accounts payable	6,043	(563)
Accrued expenses	8,726	7,298
Accrued compensation	(12,629)	(4,234)
Accrued restructuring costs	(1,900)	(1,344)
Deferred revenues	(5,344)	(4,416)
Long-term liabilities	1,828	1,675

Net cash provided by operating activities	19,423	7,200

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(3,163)
Purchases of property and equipment and cost of internally developed software	(19,610)	(7,466)
Sales and maturities of marketable securities classified as trading	—	9,600
Sales and maturities of marketable securities not classified as trading	2,212	781
Purchases of marketable securities	(2,472)	—
Cash (paid) received on financial instruments, net	(192)	932
Change in restricted cash	842	46

Net cash (used in) provided by investing activities	(19,220)	730

Cash flows from financing activities:
Principal payments under capital lease obligations	(36)	(41)
Proceeds from credit facilities	4,420	—
Repayment of amounts borrowed under credit facilities	(6,188)	—
Proceeds from stock option and purchase plans	7,857	4,240
Dividends paid on common stock	—	(46,832)

Net cash provided by (used in) financing activities	6,053	(42,633)

Effect of exchange rate changes on cash and cash equivalents	2,654	294

Increase (decrease) in cash and cash equivalents	8,910	(34,409)
Cash and cash equivalents, at beginning of period	219,448	195,678

Cash and cash equivalents, at end of period	$228,358	$161,269

Supplemental Cash Flow Information:
Non-cash investing transaction:
Common stock issued as contingent earnout consideration associated with acquisition	$4,872	$2,371

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
1. Basis of Presentation
     The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Certain items for the three and six months ended June 30, 2010 have been reclassified to conform to current period presentation. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
     During the first quarter of 2011, the Company re-evaluated its 2010 classification, as a component of operating activities, of cash inflows from the sale of trading auction rate securities (“ARS”), pursuant to a nontransferable rights offering (the “Put Right”) with UBS AG (“UBS”), one of its brokers. These securities were originally purchased prior to 2008, classified as available-for-sale, and the cash outflows to purchase the securities were included as a component of investing activities in the statements of cash flows. When the Company entered into the Put Right arrangement in 2008, the Company re-classified these securities to trading securities. The Company has determined that a more appropriate classification relating to the sale of these securities in 2010 would be to include them as a component of investing activities rather than an as a component of operating activities.
     The Company is revising, as it files its Forms 10-Q and Form 10-K for 2011, its statements of cash flows for the fiscal year ended December 31, 2010 and the related interim periods to classify proceeds from the sale of its trading ARS as cash inflows from investing activities. The Company is revising the statement of cash flows information to decrease cash provided by (increase cash used in) operating activities and decrease cash used in (increase cash provided by) investing activities by $16.4 million for the year ended December 31, 2010, $16.4 million for the nine months ended September 30, 2010, $9.6 million for the six months ended June 30, 2010 and $1.9 million for the three months ended March 31, 2010. The revision has no impact on the net change in cash and cash equivalents or on the company’s total balance of cash and cash equivalents as previously reported for any of the relevant periods. The revised statements of cash flows are summarized as follows (in thousands):

	Twelve	Nine Months	Six Months	Three Months
	Months Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010
Net cash provided by (used in) operating activities	$70,885	$26,858	$7,200	$(7,990)
Net cash (used in) provided by investing activities	(17,011)	(368)	730	(2,234)
Net cash used in financing activities	(33,856)	(37,901)	(42,633)	(44,317)
Effect of exchange rate changes on cash and cash equivalents	3,752	5,661	294	930

Increase (decrease) in cash and cash equivalents	23,770	(5,750)	(34,409)	(53,611)
Cash and cash equivalents, at beginning of period	195,678	195,678	195,678	195,678

Cash and cash equivalents, at end of period	$219,448	$189,928	$161,269	$142,067

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
     The purchase price, net of cash acquired, was $31.0 million for the acquisition of 100% of Nitro’s outstanding shares. The $31.0 million consisted of $11.1 million in cash, net of cash acquired, deferred consideration with an estimated fair value of $8.1 million and the issuance of 3.3 million shares of restricted common stock valued at $11.8 million. The value of common stock was determined as $6.27 per share, the value of the Company’s common stock on the acquisition date, less $8.7 million. The $8.7 million reduction in purchase price reflects the impact of selling restrictions on the shares of $7.1 million, and a $1.6 million reduction for the value of shares transferred as consideration that were also tied to the seller’s continued employment. The $1.6 million had been accounted for as compensation expense over the associated vesting period, which was originally scheduled to end in June 2013. However, during the first quarter of 2011, the seller’s employment with Sapient was terminated. Under the terms of the original agreement, the seller was entitled to retain the entire $1.6 million value upon termination by the Company and therefore the unrecognized compensation expense was accelerated, resulting in a $1.0 million charge to earnings during the first quarter of 2011. This charge is included in “Restructuring and other related (benefits) charges” in the Company’s consolidated and condensed statement of operations for the six months ended June 30, 2011.
     The Company acquired a deferred consideration obligation of $8.0 million in connection with the acquisition of Nitro. The obligation was denominated in a foreign currency. Pursuant to the purchase agreement, the seller agreed to indemnify the Company for payments in excess of $8.0 million. The Company paid $4.6 million in 2009 and $3.2 million in 2010 to settle this obligation. As of June 30, 2011, the Company had a deferred consideration obligation of $1.3 million, offset by an indemnification asset of $1.1 million.
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
     Pursuant to the agreement, the former shareholders of DCG could earn additional consideration subject to achieving certain operating objectives in years one, two and three, ending March 31, 2009, 2010 and 2011, respectively. The year one operating objectives were partially achieved and, as a result, the Company paid approximately $5.6 million in contingent consideration in 2009, which comprised $2.4 million in common stock and $3.2 million in cash. The Company determined that the amount of contingent consideration due related to achievement of year two performance objectives was $2.4 million, which the Company settled by issuing 235,744 shares of common stock during the second quarter of 2010. The Company determined the amount of contingent consideration due related to achievement of year three performance objectives was $4.9 million, which the Company settled by issuing 358,736 shares of common stock (from treasury) during the second quarter of 2011. As the DCG acquisition was completed in 2008, it was accounted for as a business combination under the purchase method. Accordingly, all of the aforementioned contingent consideration amounts resulted in increases to goodwill at the times those amounts were earned.
3. Marketable Securities and Fair Value Disclosures
Marketable Securities
     As of June 30, 2011, the estimated fair value of the Company’s marketable securities classified as available-for-sale securities was $10.4 million. As of December 31, 2010 the estimated fair value of the Company’s marketable securities classified as available-for-sale securities was $10.1 million. The Company sold, at amortized cost, $9.6 million of its ARS classified as trading securities during the first six months of 2010. The remaining ARS as of June 30, 2010, at amortized cost of $6.9 million, were sold prior to December 31, 2010 and accordingly, the Company did not hold any marketable securities classified as trading securities as of June 30, 2011 or December 31, 2010.
     The following tables present details of the Company’s marketable securities as of June 30, 2011 and December 31, 2010 (in thousands):

	Available-for-Sale Securities as of June 30, 2011
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Long-term:
Auction rate securities	$1,400	$—	$(110)	$1,290
Short-term:
Mutual fund deposits	9,125	—	(5)	9,120

Total	$10,525	$—	$(115)	$10,410

	Available-for-Sale Securities as of December 31, 2010
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Long-term:
Auction rate securities	$1,400	$—	$(131)	$1,269
Short-term:
Mutual fund deposits	8,882	—	(21)	8,861

Total	$10,282	$—	$(152)	$10,130

     The Company’s available-for-sale securities comprise ARS and mutual funds. As of June 30, 2011, all of the Company’s available-for-sale ARS had been in an unrealized loss position for more than twelve months.
     Using a discounted cash flow analysis, the Company determined that the fair value of its ARS classified as available-for-sale securities was $110,000 less than their amortized cost as of June 30, 2011, compared to $131,000 less than their amortized cost as of December 31, 2010. The change in valuation, an unrealized gain of $21,000, was recorded as a component of comprehensive income for the six months ended June 30, 2011. The gross unrealized losses on ARS of $110,000 and $131,000 as of June 30, 2011 and December 31, 2010, respectively, are included in the “accumulated other comprehensive loss” caption on the Company’s consolidated and condensed balance sheets. The Company does not intend to sell its ARS classified as available-for-sale until a successful auction occurs and these ARS investments are liquidated at amortized cost, nor does the Company expect to be required to sell these ARS before a successful auction occurs.

     As of December 31, 2009, the amortized cost of the Company’s investment in the Primary Fund, a mutual fund that had suspended redemptions, was $1.0 million. Due to events in 2009 that limited the liquidity of this investment, the Company recorded an impairment charge of $0.2 million in 2009. In January 2010, the Company received the remaining $0.8 million balance.
     The following table reconciles total other-than-temporary impairment losses to other-than-temporary losses recognized in earnings for the Company’s available-for-sale securities for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total other-than-temporary losses	$—	$—	$—	$(4)
Less: portion of losses recorded in other comprehensive income	—	—	—	(4)

Net impairment losses recognized in earnings	$—	$—	$—	$—

     Actual maturities of our marketable securities may differ from contractual maturities because some borrowers have the right to call or prepay the obligations. Gross gains and losses realized on sales of securities are calculated using the specific identification method, and were not material to the Company’s operations for the three and six months ended June 30, 2011 and 2010.
Fair Value Disclosures
     The Company accounts for certain assets and liabilities at fair value. The following tables present the Company’s fair value hierarchy for its cash equivalents, marketable securities, foreign exchange option contracts and acquired assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at June 30, 2011 Using
	Level 1	Level 2	Level 3	Total
Financial assets:
Auction rate securities	$—	$—	$1,290	$1,290
Bank time deposits	—	62,508	—	62,508
Foreign exchange option contracts, net	—	45	—	45
Money market fund deposits	26,902	—	—	26,902
Mutual funds	9,120	—	—	9,120
Indemnification assets acquired	—	—	1,078	1,078

Total	$36,022	$62,553	$2,368	$100,943

	Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts, net	$—	$131	$—	$131
Deferred consideration acquired	—	—	231	231
Other long-term liabilities acquired	—	—	1,468	1,468

Total	$—	$131	$1,699	$1,830

	Fair Value Measurements at December 31, 2010 Using
	Level 1	Level 2	Level 3	Total
Financial assets:
Auction rate securities	$—	$—	$1,269	$1,269
Bank time deposits	—	65,646	—	65,646
Foreign exchange option contracts, net	—	133	—	133
Money market fund deposits	27,703	—	—	27,703
Mutual funds	8,861	—	—	8,861
Indemnification assets acquired	—	—	1,078	1,078

Total	$36,564	$65,779	$2,347	$104,690

	Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts, net	$—	$—	$—	$—
Deferred consideration acquired	—	—	231	231
Other long-term liabilities acquired	—	—	1,419	1,419

Total	$—	$—	$1,650	$1,650

     In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to disclosures of fair value measurements. The guidance requires gross presentation of activity within the Level 3 measurement roll-forward (below) and details of transfers in and out of Level 1 and 2 measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. A change in the hierarchy of an investment from its current level will be reflected in the period during which the pricing methodology of such investment changes. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 will be made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2011.
     Level 1 assets consist of money market fund deposits and mutual funds that are traded in active markets with sufficient volume and frequency of transactions. The fair values of these assets were determined from quoted prices in active markets for identical assets.
     Level 2 assets consist of bank time deposits and foreign exchange option contracts and Level 2 liabilities consist of foreign exchange option contracts. The fair values of these assets and liabilities were determined from inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
     Level 3 assets include ARS investments structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can continue to hold the investments at par or sell the securities at auction provided there are willing buyers to make the auction successful. The ARS investments the Company holds are collateralized by student loans and municipal debt and have experienced failed auctions. Level 3 assets and liabilities also include the following financial assets and liabilities, assumed as a result of the Nitro acquisition: (i) indemnification assets; (ii) deferred consideration; and (iii) other long-term liabilities.
     The following table presents a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis for the six months ended June 30, 2011 (in thousands):

	Level 3 Inputs
	Assets	Liabilities

Balance at December 31, 2010	$2,347	$1,650
Loss on increase in fair value of other long-term liability acquired, included in general and administrative expenses	—	49
Unrealized gain included in accumulated other comprehensive loss	21	—

Balance at June 30, 2011	$2,368	$1,699

     Included in the Company’s cash and cash equivalents balance of $228.4 million as of June 30, 2011 were $62.5 million of bank time deposits with maturities of less than or equal to 90 days and $26.9 million of money market fund deposits. Included in the Company’s cash and cash equivalents balance of $219.4 million as of December 31, 2010 were $65.6 million of bank time deposits with maturities of less than or equal to 90 days and $27.7 million of money market fund deposits.
4. Stock-Based Compensation
     The Company recorded $5.3 million and $5.4 million of stock-based compensation expense for the three months ended June 30, 2011 and 2010, respectively, and $9.2 million and $9.6 million for the six months ended June 30, 2011 and 2010, respectively. Project personnel expenses, selling and marketing expenses and general and administrative expenses appearing in the consolidated and condensed statements of operations include the following stock-based compensation amounts (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Project personnel expenses	$3,544	$2,991	$6,032	$5,103
Selling and marketing expenses	347	417	614	852
General and administrative expenses	1,452	1,996	2,573	3,680

Total stock-based compensation	$5,343	$5,404	$9,219	$9,635

     Stock-based compensation costs capitalized relating to individuals working on internally developed software were immaterial during all periods presented. The Company values restricted stock units (“RSUs”) based on performance conditions and RSUs contingent on employment based on the fair market value on the date of grant, which is equal to the quoted market price of the Company’s common stock on the date of grant.
     The Company recognizes stock-based compensation expense net of an estimated forfeiture rate and recognizes expense for only those awards expected to vest on a straight-line basis over the requisite service period of the award, when the only condition to vesting is continued employment. If vesting is subject to a market or performance condition, vesting is based on the derived service period. The Company estimates its forfeiture rate based on its historical experience.
     During the first quarter of 2010, the Company granted a special dividend equivalent payment of $0.35 per RSU for each RSU award outstanding as of March 1, 2010, to be paid in shares when the underlying award vests. If the underlying RSU does not vest, the dividend equivalent is forfeited. Under the terms of the Company’s RSU awards, RSUs were not entitled to dividends. As a result, the special dividend declared on outstanding RSUs was accounted for as a modification of the original awards, and the cost of the dividend equivalent is being recognized as stock-based compensation in the same manner in which the Company recognizes stock-based compensation for RSUs. The Company estimated the total additional stock-based compensation expense related to the special dividend equivalent on RSUs, net of forfeitures, to be approximately $2.0 million. This expense is being recognized through March 1, 2014, with the amounts recorded in each period to be commensurate with the vesting of the underlying awards.
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
     During the second quarter of 2011, the Company granted an aggregate of 294,000 RSUs with service and performance conditions to six members of its leadership team.
     The following table presents a summary of activity relating to stock options under all stock option plans for the six months ended June 30, 2011 (in thousands, except prices):

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding as of December 31, 2010	3,246	$5.89
Options exercised	(1,031)	$7.64
Options forfeited/cancelled	(71)	$10.72

Outstanding as of June 30, 2011	2,144	$4.89

Vested and expected to vest as of June 30, 2011	2,144	$4.89

Options exercisable as of June 30, 2011	2,143	$4.89

Aggregate intrinsic value of outstanding	$21,744
Aggregate intrinsic value of vested and expected to vest	$21,743
Aggregate intrinsic value of exercisable	$21,732
     The aggregate intrinsic value of stock options exercised in the six months ended June 30, 2011 and 2010 was $5.3 million and $4.2 million, respectively, determined at the date of exercise. As of June 30, 2011, the weighted average remaining contractual term for stock options outstanding, vested and expected to vest, and exercisable was 2.1 years. As of June 30, 2011, unrecognized compensation expense related to non-vested stock options was less than $0.1 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of less than one year.
     The following table presents a summary of activity relating to RSUs for the six months ended June 30, 2011 (in thousands, except prices):

	Number of Shares	Weighted
	Underlying	Average Grant
	Restricted Units	Date Fair Value
Unvested as of December 31, 2010	6,188	$6.23
Restricted units granted	2,058	$11.77
Restricted units vested	(1,063)	$7.63
Restricted units forfeited/cancelled	(260)	$9.04

Unvested as of June 30, 2011	6,923	$7.56

Expected to vest as of June 30, 2011	6,401	$7.56

     The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2011 and 2010 was $11.77 and $9.32 per RSU, respectively. The aggregate intrinsic value of RSUs vested during the six months ended June 30, 2011 and 2010 was $12.5 million and $7.1 million, respectively. As of June 30, 2011, the aggregate intrinsic value of non-vested RSUs, net of estimated forfeitures, was $104.0 million. As of June 30, 2011, unrecognized compensation expense related to non-vested RSUs was approximately $45.6 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.5 years.

5. Net Income Per Share
     The following table presents the computation of basic and diluted net income per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)

Net income	$15,204	$7,604	$27,362	$13,843
Basic net income per share:
Weighted average common shares outstanding	137,608	130,915	136,954	130,487

Basic net income per share	$0.11	$0.06	$0.20	$0.11

Diluted net income per share:
Weighted average common shares outstanding	137,608	130,915	136,954	130,487
Weighted average dilutive common share equivalents	4,464	6,996	4,368	6,985

Weighted average common shares and dilutive common share equivalents	142,072	137,911	141,322	137,472

Diluted net income per share	$0.11	$0.06	$0.19	$0.10

Anti-dilutive options and share-based awards not included in the calculation	4	2	4	2

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
     The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims totaling approximately $10.3 million, for which the likelihood of a loss is considered more than remote, and various administrative audits, each of which has arisen in the ordinary course of business. The Company has recorded an accrual as of June 30, 2011 of approximately $1.3 million related to certain of these items for which the likelihood of a loss is considered probable. Of this amount, $0.9 million was related to a claim which the Company settled during the quarter ended June 30, 2011, and the settlement amount of $0.9 million was paid subsequent to June 30, 2011.
      Although the Company intends to defend these matters vigorously, the ultimate outcome of these matters is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has previously accrued.
7. Restructuring and Other Related (Benefits) Charges
2011 — Restructuring Events
     During the three months ended March 31, 2011, the Company recorded a restructuring charge of $5.7 million related to cash and other termination benefits for two former Nitro executives whose positions were made redundant, as well as the re-positioning of a portion of its SapientNitro business in Australia from traditional advertising capabilities to digitally-led capabilities. This charge consisted of $1.1 million of cash severance and other associated termination benefits, and a $4.6 million non-cash charge related to the acceleration of unrecognized compensation expense for stock-based awards.
     The following table presents activity during the six months ended June 30, 2011 related to the 2011 restructuring events (in thousands):

Workforce
Balance, December 31, 2010	$—
2011 provision	5,687
Non-cash portion of 2011 provision	(4,612)
Cash utilized	(1,075)

Balance, June 30, 2011	$—

2010 — Restructuring Event
     During the three months ended March 31, 2010, the Company consolidated its UK operations into one office space. As such, the Company exited one leased office space and recorded a restructuring charge of $0.9 million, consisting of contractual rental commitments and related costs, offset by estimated sub-lease income. The term of this lease ended in March 2011. For the six months ended June 30, 2011, the Company recorded a net restructuring benefit associated with the 2010 restructuring event of less than $0.1 million, relating to changes in the estimated costs to be incurred. The following table presents activity during the six months ended June 30, 2011 related to the 2010 restructuring event (in thousands):

Facilities
Balance, December 31, 2010	$242
Benefits, net	(23)
Cash utilized	(156)

Balance, June 30, 2011	$63

     The total remaining accrued restructuring balance for the 2010 restructuring event of $0.1 million as of June 30, 2011 is expected to be paid in full by March 31, 2012.
2001, 2002, 2003 — Restructuring Events
     As a result of the decline in the demand for advanced technology consulting services that began in 2000, the Company restructured its workforce and operations in 2001, 2002 and 2003. The restructuring events consisted of ceasing operations and consolidating or closing excess offices. Estimated costs for the consolidation of facilities included contractual rental commitments or lease buy-outs for vacated office space and related costs, offset by estimated sub-lease income.
     For the six months ended June 30, 2011, the Company recorded net restructuring benefits associated with the 2001, 2002 and 2003 restructuring events of $0.1 million, primarily relating to changes in the estimated operating expenses to be incurred in connection with one of the previously restructured office leases.
     For the six months ended June 30, 2010, the Company recorded net restructuring benefits of $0.4 million, primarily relating to changes in the estimated operating expenses to be incurred and sub-lease income to be received in connection with one of the previously restructured office leases, which ends in the fourth quarter of 2011.
     The following table presents activity during the six months ended June 30, 2011 related to the 2001, 2002 and 2003 restructuring events (in thousands):

Facilities
Balance, December 31, 2010	$2,887
Benefits, net	(78)
Cash utilized	(1,603)

Balance, June 30, 2011	$1,206

     The total remaining accrued restructuring balance for the 2001, 2002 and 2003 events of $1.2 million as of June 30, 2011 is expected to be paid in full by November 2011.
8. Income Taxes
     For the three and six months ended June 30, 2011, the Company recorded income tax provisions of $9.2 million and $17.0 million, respectively, compared to $6.0 million and $9.6 million for the three and six months ended June 30, 2010, respectively. Income tax is related to federal, state, and foreign tax obligations. The increases in tax expense were primarily related to increases in profits.
     The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction, and as a result of acquisitions.
     The Company enjoys the benefits of income tax holidays in certain jurisdictions in which it operates. Tax holidays for the Company’s business located in Bangalore and Noida, India expired on March 31, 2011. In addition, in 2009 the Company established a new India unit in a Special Economic Zone (“SEZ”) which is entitled to a five year, 100% tax holiday. Immediately following the expiration of the 100% tax holiday, the SEZ unit is entitled to a five year, 50% tax holiday.
     Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2011, certain state tax net operating loss carry forwards and a portion of the net operating loss carry forwards relating to certain stock-based compensation deductions remain with a valuation allowance recorded against them. Additionally, the Company maintains a valuation allowance against its deferred tax assets in Switzerland but believes that deferred tax assets in various other foreign jurisdictions are more likely than not to be realized, and therefore, no valuation allowance has been recorded against these assets.
     The Company had gross unrecognized tax benefits, including interest and penalties, of approximately $13.3 million as of June 30, 2011 and $12.0 million as of December 31, 2010. These balances represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2011 and December 31, 2010, accrued interest and penalties totaled approximately $1.2 million and $1.1 million, respectively.
     The Company conducts business globally and, as a result, its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including major jurisdictions such as Canada, Germany, India, the United Kingdom and the United States. The

Company’s U.S. federal tax filings are open for examination for tax years 2007 through the present. The statutes of limitations in the Company’s other tax jurisdictions remain open for 2004 through the present. However, carry forward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in a future period.
     Although the Company believes its tax estimates are appropriate, the final determination of tax audits could result in favorable or unfavorable changes in its estimates. The Company anticipates the settlement of tax audits in the next twelve months and the expiration of relevant statutes of limitations could result in a decrease in its unrecognized tax benefits of an amount between $0.5 million and $1.5 million.
9. Comprehensive Income
     The following table presents the components of comprehensive income for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$15,204	$7,604	$27,362	$13,843
Foreign currency translation gain (loss)	867	(4,573)	5,245	(6,075)
Unrealized loss on available-for-sale securities	—	—	21	(4)

Comprehensive income	$16,071	$3,031	$32,628	$7,764

10. Segment Information
     The Company has discrete financial data by operating segments available based on its method of internal reporting, which disaggregates its operations. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance.
     The Company does not allocate certain marketing and general and administrative expenses to its business unit segments because these activities are managed separately from the business units. Management does not allocate restructuring and other related (benefits) charges, amortization of purchased intangible assets, stock-based compensation expense, acquisition costs and other related charges, or interest and other income, net to the segments for the review of results by the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM, and therefore, the Company has not disclosed asset information for the operating segments.

     The following tables present the service revenues and income before income taxes attributable to these operating segments for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service Revenues:
SapientNitro	$168,654	$125,547	$322,974	$241,239
Sapient Global Markets	72,284	62,185	145,849	119,296
Sapient Government Services	13,678	12,619	27,133	23,039

Consolidated Service Revenues	$254,616	$200,351	$495,956	$383,574

Income Before Income Taxes:
SapientNitro	$53,320	$35,539	$99,618	$64,981
Sapient Global Markets	20,569	19,288	42,309	39,994
Sapient Government Services	3,768	3,625	7,510	6,397

Total reportable segments operating income (1)	77,657	58,452	149,437	111,372
Less reconciling items (2)	(53,271)	(44,848)	(105,104)	(87,966)

Consolidated Income Before Income Taxes	$24,386	$13,604	$44,333	$23,406

(1)	Segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Centrally managed functions	$47,729	$38,702	$93,730	$76,826
Restructuring and other related (benefits) charges	(56)	128	5,586	414
Amortization of purchased intangible assets	1,288	1,359	2,561	2,826
Stock-based compensation expense	5,343	5,404	9,219	9,635
Interest and other income, net	(1,256)	(745)	(2,715)	(1,545)
Acquisition expense and other related charges	223	—	223	111
Unallocated expenses (a)	—	—	(3,500)	(301)

Total	$53,271	$44,848	$105,104	$87,966

(a)	Reflects stock option restatement-related benefits.
11. Geographic Data
     The following tables present data for the geographic regions in which the Company operates (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service revenues(1):
United States	$155,698	$118,517	$300,258	$223,951
International	98,918	81,834	195,698	78,875

Total service revenues	$254,616	$200,351	$495,956	$383,574

	June 30,	December 31,
	2011	2010
Long-lived tangible assets(2):
United States	$19,827	$14,792
United Kingdom	4,881	3,936
India	19,518	13,771
Rest of International	4,806	3,072

Total long-lived tangible assets(3)	$49,032	$35,571

(1)	Allocation of service revenues to individual countries is based on the location of the Sapient legal entity that contracts with the customer.

(2)	Allocation of long-lived tangible assets to individual countries is based on the location of the Sapient legal entity that has title to the assets.

(3)	Reflects net book value of the Company’s property and equipment.

12. Goodwill and Purchased Intangible Assets
     The following table summarizes goodwill allocated to the Company’s business segments as of June 30, 2011 and December 31, 2010 (in thousands):

		Sapient Global
	Sapient Nitro	Markets	Total
Goodwill as of December 31,2010	$52,902	$24,963	$77,865
Contingent consideration recorded during the period	—	4,872	4,872
Foreign currency exchange rate effect	206	472	678

Goodwill as of June 30, 2011	$53,108	$30,307	$83,415

     The following table summarizes purchased intangible assets as of June 30, 2011 and December 31, 2010 (in thousands; the gross carrying amounts of purchased intangible assets denominated in foreign currencies are reflected at the respective balance sheet date exchange rate):

	June 30, 2011
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
Customer lists and customer relationships	$23,190	$(14.063)	$9,127
SAP license agreement	1,100	(1,100)	—
Non-compete agreements	8,693	(3,851)	4,842
Tradename	3,202	(1,853)	1,349

Total purchased intangible assets	$36,185	$(20,867)	$15,318

	December 31, 2010
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
Customer lists and customer relationships	$22,954	$(12,351)	$10,603
SAP license agreement	1,100	(1,100)	—
Non-compete agreements	8,538	(3,074)	5,464
Tradename	3,149	(1,587)	1,562

Total purchased intangible assets	$35,741	$(18,112)	$17,629

     Amortization expense related to purchased intangible assets was $1.3 million and $1.4 million for the three months ended June 30, 2011 and 2010, respectively, and $2.6 million and $2.8 million for the six months ended June 30, 2011 and 2010, respectively.
13. Foreign Currency Exposures and Derivative Instruments
Foreign Currency Transaction Exposure:
      Foreign currency transaction exposure is derived primarily from intercompany transactions of a short-term nature and transactions with customers or vendors in currencies other than the functional currency of the legal entity in which the transaction is recorded. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency at each reporting period using period-end exchange rates and any resulting gain or loss as a result of currency fluctuations is recorded in general and administrative expenses in the Company’s consolidated and condensed statements of operations.
     Foreign currency transaction gains of $0.1 million were recorded for the three months ended June 30, 2011 and were not material for the three months ended June 30, 2010. Foreign exchange gains of $0.4 million and losses of $0.8 million were recorded for the six months ended June 30, 2011 and 2010, respectively.
Foreign Currency Transaction Exposure:
     Foreign currency translation exposure is derived from the translation of the Company’s foreign subsidiaries’ financial statements into U.S. dollars for consolidated reporting purposes. Foreign subsidiaries’ balance sheets are translated into U.S. dollars using period-end exchange rates and foreign subsidiaries’ income statements are translated into U.S. dollars using individual transactional exchange rates or average monthly exchange rates. Any difference between the period-end exchange rates and the transactional or average monthly rates is recorded in accumulated other comprehensive loss in the Company’s consolidated and condensed balance sheets.
      Approximately 18% of the Company’s operating expenses for the six months ended June 30, 2011 was incurred by foreign subsidiaries whose functional currency is the Indian rupee. Approximately 15%, 3% and 8% of service revenues for the six months ended June 30, 2011 were generated by foreign subsidiaries whose functional currencies are the British pound sterling, euro and Canadian dollar, respectively. As the Company has minimal associated revenues in its Indian rupee functional currency entities, any significant movement in the exchange rate between the U.S. dollar and the rupee has a significant impact on its operating expenses and operating profit. Any significant movements in the exchange rates between the U.S. dollar and the British pound sterling, the U.S. dollar and the euro, and the U.S. dollar and the Canadian dollar have a significant impact on the Company’s service revenues and operating income. The Company manages these foreign currency translation exposures through a risk management program which is designed to mitigate its exposure to operating expenses incurred by foreign subsidiaries whose functional currency is the Indian rupee and operating margins in foreign subsidiaries whose functional currencies are the British pound sterling, the euro and the Canadian dollar. This program includes the use of derivative financial instruments which are not designated as accounting hedges. The Company uses foreign exchange option contracts to mitigate its foreign currency exposure to: (i) the appreciation of the Indian rupee relative to the U.S. dollar; (ii) the appreciation of the U.S. dollar relative to the British pound sterling; (iii) the appreciation of the U.S. dollar relative to the euro; and (iv) the appreciation of the U.S. dollar relative to the Canadian dollar. Currently, the Company enters into 30-day average rate instruments covering a rolling 90-day period with the following notional amounts:
•	350 million rupees (approximately $7.7 million)

•	2.0 million pounds sterling (approximately $3.2 million)

•	0.1 million euros (approximately $0.1 million)

•	2.5 million Canadian dollars (approximately $2.6 million)
     Because these instruments are option collars that are settled on a net basis with the counterparty banks, the Company has not recorded the gross underlying notional amounts in its consolidated and condensed balance sheets as of June 30, 2011 and December 31, 2010.
     The following table presents the fair values of the derivative assets and liabilities recorded in the Company’s consolidated and condensed balance sheets as of June 30, 2011 and December 31, 2010 (in thousands):

	Derivative Assets		Derivative Liabilities
	(Reported in Other Current Assets)		(Reported in Accrued Expenses)
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Foreign exchange option contracts not designated	45	$133	(131)	$—

     Realized and unrealized losses on the Company’s foreign exchange option contracts are included in general and administrative expenses in the consolidated and condensed statements of operations. The following table presents the effect of net realized and unrealized gains and losses relating to the Company’s foreign exchange option contracts, on its results of operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(Loss) gain on foreign exchange option contracts not designated	(102)	$18	(371)	$(592)

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
15. Debt
     In May 2010, Sapient Consulting Pvt. Limited (an Indian subsidiary of the Company) entered into a $10,000,000 uncommitted revolving credit facility. This credit facility, which was scheduled to mature in May 2011, was renewed during the quarter ended June 30, 2011. Under the renewal agreement, the Company has a 175 million rupee (approximately $3.9 million) uncommitted revolving credit facility through August 2011. The credit facility is reduced to 50 million rupees (approximately $1.1 million) in September 2011 and expires in December 2011. This credit facility can be used to finance working capital requirements, capital expenditures or any other purpose which may be permissible under local regulations. Borrowings in Indian rupees bear interest at prevailing local borrowing rates, dependent on the payback period selected at the time of borrowing. There are no covenants based on financial measures governing this facility. As of June 30, 2011, the Company had two short-term loans outstanding totaling 120 million rupees (approximately $2.7 million) at an interest rate of 9.75%. These loans matured on July 5, 2011. Amounts owed under this credit facility are recorded in accrued expenses on the consolidated and condensed balance sheets. The following table presents activity under this credit facility for the six months ended June 30, 2011 (in thousands):

Credit Facility
Balance, December 31, 2010	$4,420
Proceeds from credit facility	4,420
Repayments of credit facility	(6,188)

Balance, June 30, 2011	$2,652

16. Recent Accounting Pronouncements
     There were no new accounting pronouncements or changes in accounting pronouncements issued during the six months ended June 30, 2011 that are expected to have a material effect on the Company’s financial condition, results of operations or cash flows.
17. Subsequent Events
     In July 2011, the Company acquired all of the outstanding equity of Clanmo GmbH (“Clanmo”), a Germany-based full-service mobile interactive agency which focuses on strategy, communications, design, and technological implementation. The total purchase price, which was paid in cash, was approximately 4.2 million euros (approximately $5.9 million at current exchange rates), which included repayment of 1.1 million euros (approximately $1.6 million at current exchange rates) in debt. Approximately 0.4 million euros (approximately $0.6 million at current exchange rates) of the total purchase price was placed in escrow, and shall serve as security for any claims made by the Company under the terms of an escrow agreement between the Company and the former owners of Clanmo.
      On August 4, 2011, the Company announced a special dividend of $0.35 per common share for shareholders as of the record date, August 15, 2011, which will be paid in cash on August 29, 2011. The dividend will be a return of excess capital to shareholders. The dividend payment is expected to total approximately $49 million.

SAPIENT CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Sapient Corporation (“Sapient” or the “Company”), a global services firm, helps clients transform in the areas of business, marketing, and technology and succeed in an increasingly complex marketplace. We market our services through three primary business units — SapientNitro, Sapient Global Markets, and Sapient Government Services — positioned at the intersection of marketing, business and technology. SapientNitro, one of the world’s largest independent digitally-led, integrated marketing services firms, provides multi-channel marketing and commerce services that span brand and marketing strategy, digital/broadcast/print advertising creative, web design and development, e-commerce, media planning and buying, and emerging platforms, such as social media and mobile. Through SapientNitro we offer a complete, multi-channel marketing and commerce solution that strengthens relationships between our clients’ customers and their brands. For simplicity of operations, SapientNitro also includes our traditional IT consulting services, which are currently, and are expected to remain, less than 10% of our total revenues. Sapient Global Markets provides business and IT strategy, process and system design, program management, custom development and package implementation, systems integration and outsourced services to financial services and energy services market leaders. A core focus area within Sapient Global Markets is trading and risk management, to which we bring more than 15 years of experience and a globally integrated service in derivatives processing. Sapient Government Services provides consulting, technology, and marketing services to a wide array of U.S. governmental agencies. Focused on driving long-term change and transforming the citizen experience, we use technology to help government agencies become more accessible, efficient, and transparent.
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
Summary of Results of Operations
     The following table presents a summary of our results of operations for the three and six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
	2011	2010	Dollars	Percentage	2011	2010	Dollars	Percentage
Service revenues	$254,616	$200,351	$54,265	27%	$495,956	$383,574	$112,382	29%
Income from operations	23,130	12,859	10,271	80%	41,618	21,861	19,757	90%
Net income	15,204	7,604	7,600	100%	27,362	13,843	13,519	98%
     The increases in service revenues for the three and six months ended June 30, 2011 were primarily due to increases in demand for our services in 2011 compared to 2010. The increases in income from operations and net income were primarily due to the increases in demand for our services, as well as our management of project personnel, sales and marketing, and general and administrative expenses, all of which decreased as a percentage of service revenues in the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010.
Non-GAAP Financial Measures
     In our quarterly earnings press releases and conference calls, we discuss two key measures that are not calculated according to generally accepted accounting principles (“GAAP”). The first non-GAAP measure is operating income, as reported on our consolidated and condensed statements of operations, excluding certain expenses and benefits, which we refer to as “non-GAAP income from operations”. The second measure calculates non-GAAP income from operations as a percentage of reported services revenues, which we refer to as “non-GAAP operating margin”. We believe that these non-GAAP measures help illustrate underlying trends in our business, and we use these measures to establish budgets and operational goals (communicated internally and externally), manage our business, and evaluate our performance. We exclude certain expenses and benefits from non-GAAP income from operations that we believe are not reflective of these underlying business trends and are not useful measures in determining our operational performance and overall business strategy. Because the Company’s reported non-GAAP financial measures are not calculated according to GAAP, these measures may not necessarily be comparable to GAAP or similarly described non-GAAP measures reported by other companies within the Company’s industry. Consequently, Sapient’s non-GAAP financial measures should not be evaluated in isolation from or supplant comparable GAAP measures, but, rather, should be considered together with its consolidated financial statements, which are prepared according to GAAP. The following table presents a reconciliation of income from operations as reported on our consolidated and condensed statements of operations to non-GAAP income from operations and non-GAAP operating margin for the three and six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service revenues	$254,616	$200,351	$495,956	$383,574

GAAP income from operations	$23,130	$12,859	$41,618	$21,861
Stock-based compensation expense	5,343	5,404	9,219	9,635
Restructuring and other related (benefits) charges	(56)	128	5,586	414
Amortization of purchased intangible assets	1,288	1,359	2,561	2,826
Acquisition costs and other related charges	223	—	223	111
Stock-based compensation review and restatement benefit	—	—	(3,500)	(301)

Non-GAAP income from operations	$29,928	$19,750	$55,707	$34,546

GAAP operating margin	9.1%	6.4%	8.4%	5.7%
Effect of adjustments detailed above	2.7%	3.5%	2.8%	3.3%

Non-GAAP operating margin	11.8%	9.9%	11.2%	9.0%

     Non-GAAP income from operations increased in the three and six months ended June 30, 2011 compared to the same periods in 2010 due primarily to the improvement in reported income from operations. Please see the “Results of Operations” section for a more detailed discussion and analysis of the excluded items. During the first quarter of 2011, we received insurance recovery proceeds of $3.5 million as reimbursement for expenses incurred during the stock option review and restatement in 2006 and 2007. When the expenses were originally incurred, they were excluded from our non-GAAP operating income. Similarly, the $3.5 million benefit has been excluded from non-GAAP operating income in the current year.
     When important to management’s analysis, operating results are compared in “constant currency terms”, a non-GAAP financial measure that excludes the effect of foreign exchange rate fluctuations. The effect of rate fluctuations is excluded by translating the current period’s local currency service revenues and expenses into U.S. dollars at the average exchange rates of the prior period of comparison. For a discussion of our exposure to exchange rates, please see Item 3, “Quantitative and Qualitative Disclosures About Market Risk”.
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
Results of Operations
Three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010
     The following table presents the items included in our consolidated and condensed statements of operations as percentages of our service revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Service revenues	100%	100%	100%	100%
Reimbursable expenses	4%	5%	4%	5%

Total gross revenues	104%	105%	104%	105%

Operating expenses:
Project personnel expenses	69%	70%	69%	70%
Reimbursable expenses	4%	5%	4%	5%

Total project personnel expenses and reimbursable expenses	74%	75%	73%	75%
Selling and marketing expenses	4%	5%	4%	5%
General and administrative expenses	17%	18%	17%	19%
Restructuring and other related (benefits) charges	0%	0%	1%	0%
Amortization of purchased intangible assets	1%	1%	1%	1%
Acquisition costs and other related charges	0%	0%	0%	0%

Total operating expenses	95%	99%	96%	99%

Income from operations	9%	6%	8%	6%
Interest and other income, net	1%	1%	1%	0%

Income before income taxes	10%	7%	9%	6%
Provision for income taxes	4%	3%	3%	2%

Net income	6%	4%	6%	4%

Service Revenues
     Our service revenues for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended June 30,			Percentage
	2011	2010	Increase	Increase
Service revenues	$254,616	$200,351	$54,265	27%

	Six Months Ended June 30,			Percentage
	2011	2010	Increase	Increase
Service revenues	$495,956	$383,574	$112,382	29%
     The increase in service revenues for the three months ended June 30, 2011 was primarily due to increases in demand for our services compared to the same period in 2010. The following table presents our service revenues by industry sector for the three months ended June 30, 2011 and 2010 (in millions, except percentages):

	Three Months Ended June 30,		Increase
Industry Sector	2011	2010	Dollars	Percentage
Financial Services	$83.7	$66.9	$16.8	25%
Consumer, Travel & Automotive	93.9	60.7	33.2	55%
Technology & Communications	30.4	28.3	2.1	8%
Government, Health & Education	27.3	26.3	1.0	4%
Energy Services	19.3	18.2	1.1	6%

Total service revenues	$254.6	$200.4	$54.2	27%

     The increases noted above were the result of increases in demand for our services in these sectors. In constant currency terms, service revenues increased 24% compared to the same period in 2010, as the U.S. dollar has depreciated in value against the local currencies in certain geographies in which our foreign subsidiaries operate.
     The increases in demand across our industry sectors caused our average project personnel peoplecount to increase 27% for the three months ended June 30, 2011 compared to the same period in 2010. Utilization, which represents the percentage of our project personnel’s time spent on billable client work, was 71% for the three months ended June 30, 2011, compared to 78% for the same period in 2010. We also increased our use of external contractors and consultants by 7% compared to 2010, based on demand for our services concentrated in specialized areas.
     Our five largest customers, in the aggregate, accounted for approximately 21% of our service revenues for the three months ended June 30, 2011, compared to 19% for the same period in 2010. For the three months ended June 30, 2011 and 2010, no single customer accounted for more than 10% of our service revenues. Long-Term and Retainer Revenues represented 46% of our service revenues for the three months ended June 30, 2011, compared to 45% for the same period in 2010. Long-Term and Retainer Revenues are revenues from contracts with durations of at least twelve months, as well as revenues from applications management and long-term support projects, which are cancelable.

     The increase in service revenues for the six months ended June 30, 2011 was also primarily due to increases in demand for our services compared to the same period in 2010. The following table presents our service revenues by industry sector for the six months ended June 30, 2011 and 2010 (in millions, except percentages):

	Six Months Ended June 30,		Increase / (Decrease)
Industry Sector	2011	2010	Dollars	Percentage
Financial Services	$163.6	$119.9	$43.7	37%
Consumer, Travel & Automotive	175.7	114.0	61.7	54%
Technology & Communications	62.7	55.6	7.1	13%
Government, Health & Education	53.3	53.8	(0.5)	(1)%
Energy Services	40.7	40.3	0.4	1%

Total service revenues	$496.0	$383.6	$112.4	29%

     The increases in the industry sectors noted above were the result of increases in demand for our services in these sectors. The decrease in Government, Health & Education was the result of a decrease in demand in that sector. In constant currency terms, service revenues increased 27% compared to the same period in 2010, as the U.S. dollar has depreciated in value against the local currencies in certain geographies in which our foreign subsidiaries operate.
     The increases in demand across the majority of our industry sectors caused our average project personnel peoplecount to increase 27% for the six months ended June 30, 2011 compared to the same period in 2010. Utilization, which represents the percentage of our project personnel’s time spent on billable client work, was 71% for the six months ended June 30, 2011, compared to 76% for the same period in 2010. We also increased our use of external contractors and consultants by 17% compared to 2010, based on demand for our services concentrated in specialized areas.
     Our five largest customers, in the aggregate, accounted for approximately 20% of our service revenues for the six months ended June 30, 2011, compared to 20% for the same period in 2010. For the six months ended June 30, 2011 and 2010, no single customer accounted for more than 10% of our service revenues. Long-Term and Retainer Revenues represented 47% of our service revenues for the six months ended June 30, 2011, compared to 45% for the same period in 2010. Long-Term and Retainer Revenues are revenues from contracts with durations of at least twelve months, as well as revenues from applications management and long-term support projects, which are cancelable.
Project Personnel Expenses
     Project personnel expenses consist primarily of salaries and employee benefits for personnel dedicated to client projects, independent contractors and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense we incur in providing our services. The following table presents our project personnel expenses for the three and six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended June 30,		Increase/	Percentage
	2011	2010	(Decrease)	Increase
Project personnel expenses	$176,739	139,345	$37,394	27%
Project personnel expenses as a percentage of service revenues	69%	70%	(1 point)

	Six Months Ended June 30,		Increase/	Percentage
	2011	2010	(Decrease)	Increase
Project personnel expenses	$343,415	$267,112	$76,303	29%
Project personnel expenses as a percentage of service revenues	69%	70%	(1 point)
     The increase for the three months ended June 30, 2011 was primarily due to the increase in project personnel peoplecount. Compensation expense increased $33.6 million, primarily due to the increase in peoplecount. Use of external contractors and consultants increased $1.3 million based on demand for our services in specialized areas. Travel costs increased $2.6 million, primarily due to the increase in peoplecount. The remaining net decrease of $0.1 million was due to net decreases in various other project personnel expenses.
     The increase for the six months ended June 30, 2011 was also primarily due to the increase in project personnel peoplecount. Compensation expense increased $64.8 million, primarily due to the increase in peoplecount. Use of external contractors and consultants increased $5.9 million based on demand for our services in specialized areas. Travel costs increased $4.9 million, primarily due to the increase in peoplecount. The remaining net increase of $0.7 million was due to net increases in various other project personnel expenses.
Selling and Marketing Expenses
     Selling and marketing expenses consist primarily of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses. The following table presents our selling and marketing expenses for the three and six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended June 30,		Increase/	Percentage
	2011	2010	(Decrease)	Increase
Selling and marketing expenses	$10,316	$10,225	$91	1%
Selling and marketing expenses as a percentage of service revenues	4%	5%	(1 point)

	Six Months Ended June 30,		Increase/	Percentage
	2011	2010	(Decrease)	Increase
Selling and marketing expenses	$20,472	$18,872	$1,600	8%
Selling and marketing expenses as a percentage of service revenues	4%	5%	(1 point)
     The increase for the three months ended June 30, 2011 was primarily due to costs incurred to support the 27% increase in service revenues. Travel costs increased $0.3 million. The remaining net decrease of $0.2 million was due to net decreases in various other selling and marketing expenses.
     The increase for the six months ended June 30, 2011 was primarily due to costs incurred to support the 29% increase in service revenues, and to a lesser extent, an increase in sales and marketing peoplecount. Compensation expense increased $0.6 million, primarily due to the increase in peoplecount. Travel costs increased $0.9 million, primarily due to the increase in marketing peoplecount. External consultant expense increased $0.3 million due to the increase in service revenues, as more general sales support was required, and due to higher costs associated with specific projects that required the use of external consultants. The remaining net decrease of $0.2 million was due to net decreases in various other selling and marketing expenses.
General and Administrative Expenses
     General and administrative expenses consist primarily of salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative functions, and depreciation and occupancy expenses. The following table presents our general and administrative expenses for the three and six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended June 30,		Increase/	Percentage
	2011	2010	(Decrease)	Increase
General and administrative expenses	$42,976	$36,435	$6,541	18%
General and administrative expenses as a percentage of service revenues	17%	18%	(4 points)

	Six Months Ended June 30,		Increase/	Percentage
	2011	2010	(Decrease)	Increase
General and administrative expenses	$82,081	$72,378	$9,703	13%
General and administrative expenses as a percentage of service revenues	17%	19%	(1 point)
     The increase for the three months ended June 30, 2011 was primarily due to the following factors:
•	facilities expenses increased $1.8 million, primarily due to office space expansions in several locations during 2010 and the first half of 2011;

•	compensation expense increased $1.8 million due to an increase in general and administrative peoplecount;

•	travel costs increased $0.5 million, primarily due to the increase in peoplecount;

•	insurance costs increased $2.5 million due to the increase in peoplecount and rate increases.
     The increase for the six months ended June 30, 2011 was primarily due to the following factors:
•	facilities expenses increased $4.1 million, primarily due to office space expansions in several locations during 2010 and the first half of 2011;

•	compensation expense increased $4.4 million due to an increase in general and administrative peoplecount;

•	travel costs increased $1.0 million, primarily due to the increase in peoplecount;

•	insurance costs increased $4.0 million due to the increase in peoplecount and rate increases; and

•	$0.9 million relating to settlement of a legal matter was recorded in 2011, while no such costs were recorded in 2010.
     These increases were partially offset by the following factors:
•	insurance recovery proceeds of $3.5 million were received during the first quarter of 2011 as reimbursement for expenses incurred during the stock option review and restatement in 2006 and 2007; and

•	expenses relating to currency gains and losses decreased by $1.2 million (a gain of $0.4 million was recorded in 2011, compared to a loss of $0.8 million in 2010).
Restructuring and Other Related (Benefits) Charges
     Restructuring and other related (benefits) charges were $(0.1) million and $0.1 million for the three months ended June 30, 2011 and 2010, respectively. The $(0.1) million benefit recorded in the three months ended June 30, 2011 was related to changes in the estimated costs to be incurred in connection with a previously restructured office lease. Net restructuring charges of $0.1 million recorded in the three months ended June 30, 2010 also related to changes in the estimated costs to be incurred in connection with a previously restructured office lease.
     Restructuring and other related (benefits) charges were $5.6 million and $0.4 million for the six months ended June 30, 2011 and 2010, respectively. Net restructuring charges of $5.6 million for the six months ended June 30, 2011 consisted primarily of a charge of $5.7 million which was recorded in the first quarter of 2011. This charge was related to cash and other termination benefits for two former Nitro executives whose positions were made redundant, as well as the re-positioning of a portion of our SapientNitro business in Australia from traditional advertising capabilities to digitally-led capabilities. This charge consisted of $1.1 million of cash severance and other associated termination benefits, and a $4.6 million non-cash charge related to the acceleration of unrecognized compensation expense for stock-based awards. Net restructuring charges of $0.4 million recorded in the six months ended June 30, 2010 consisted of a $0.9 million charge relating to the consolidation of our UK operations into one office space, partially offset by benefits of $0.5 million related to changes in the estimated operating expenses to be incurred and sub-lease income to be received in connection with a previously restructured lease, which ends in the fourth quarter of 2011.
     We expect to incur additional restructuring charges of approximately $1.1 million in the third quarter of 2011 related to the consolidation of our two office locations in New York City into one office space. The $1.1 million is expected to comprise a charge for future committed rental payments and operating expenses after the cease-use date, partially offset by sub-lease income over the remaining lease term.
Amortization of Purchased Intangible Assets
     Purchased intangible assets consist of non-compete and non-solicitation agreements, customer lists and tradenames acquired in business combinations. Amortization of purchased intangible assets was $1.3 million and $2.6 million for the three and six months ended June 30, 2011, respectively, compared to $1.4 million and $2.8 million for the three and six months ended June 30, 2010, respectively. The decreases in expense were due to the fact that certain purchased intangible assets have been fully amortized.
Acquisition Costs and Other Related Charges
     Acquisition costs and other related charges are costs associated with third-party professional services we utilize related to our evaluation process of potential acquisition opportunities. Although we may incur such costs, the related potential transaction(s) may never be consummated. Acquisition costs and other related charges were $0.2 million for the three and six months ended June 30, 2011, compared to zero and $0.1 million for the three and six months ended June 30, 2010, respectively.
Interest and Other Income, Net
     Interest and other income, net, consists primarily of interest income, which is derived primarily from investments in U.S. government securities, bank time deposits and money market funds. The following table presents interest and other income, net for the three and six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended June 30,			Percentage
	2011	2010	Increase	Increase
Interest and other income, net	$1,256	$745	$511	69%

	Six Months Ended June 30,			Percentage
	2011	2010	Increase	Increase
Interest and other income, net	$2,715	$1,545	$1,170	76%
     The increases for the three and six months ended June 30, 2011 were primarily due to increases in interest income. Interest income increased primarily due to higher local interest rates on our foreign currency cash and equivalents, and higher average cash balances, during the three and six months ended June 30, 2011 as compared to the same periods in 2010.

Provision for Income Taxes
     The provision for income taxes was $9.2 million and $17.0 million for the three and six months ended June 30, 2011, respectively, compared to $6.0 million and $9.6 million for the three and six months ended June 30, 2010, respectively. Income tax is related to federal, state and foreign tax obligations. The increases in tax expense were primarily related to increases in profits.
     Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.
     We enjoy the benefits of income tax holidays in certain jurisdictions in which we operate. Tax holidays for our business located in Bangalore and Noida, India expired on March 31, 2011. In addition, in 2009 we established a new India unit in a Special Economic Zone (“SEZ”) which is entitled to a five year, 100% tax holiday. Immediately following the expiration of the 100% tax holiday, the SEZ unit is entitled to a five year, 50% tax holiday.
     Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2011, certain state tax net operating loss carry forwards and a portion of the net operating loss carry forwards relating to certain stock-based compensation deductions remain with a valuation allowance recorded against them. Additionally, we maintain a valuation allowance against our deferred tax assets in Switzerland but believe that deferred tax assets in various other foreign jurisdictions are more likely than not to be realized and, therefore, no valuation allowance has been recorded against these assets.
     We had gross unrecognized tax benefits, including interest and penalties, of approximately $13.3 million as of June 30, 2011 and $12.0 million as of December 31, 2010. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of our effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2011 and December 31, 2010, accrued interest and penalties totaled approximately $1.2 million and $1.1 million, respectively.
     We conduct business globally and, as a result, our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Canada, Germany, India, the United Kingdom and the United States. Our U.S. federal tax filings are open for examination for tax years 2007 through the present. The statutes of limitations in our other tax jurisdictions remain open for 2004 through the present. However, carry forward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in a future period.
     Although we believe our tax estimates are appropriate, the final determination of tax audits could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of tax audits in the next twelve months and the expiration of relevant statutes of limitations could result in a decrease in our unrecognized tax benefits of an amount between $0.5 million and $1.5 million.
Results by Operating Segment
     We have discrete financial data by operating segments available based on our method of internal reporting, which disaggregates our operations. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance.
     We do not allocate certain marketing and general and administrative expenses to our business unit segments because these activities are managed separately from the business units. Management does not allocate restructuring and other related (benefits) charges, amortization of purchased intangible assets, stock-based compensation expense, acquisition costs and other related charges, or interest and other income, net to the segments for the review of results by the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM, and therefore, we have not disclosed asset information for the operating segments.

     The following tables present the service revenues and income before income taxes attributable to these operating segments for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service Revenues:
SapientNitro	$168,654	$125,547	$322,974	$241,239
Sapient Global Markets	72,284	62,185	145,849	119,296
Sapient Government Services	13,678	12,619	27,133	23,039

Consolidated Service Revenues	$254,616	$200,351	$495,956	$383,574

Income Before Income Taxes:
SapientNitro	$53,320	$35,539	$99,618	$64,981
Sapient Global Markets	20,569	19,288	42,309	39,994
Sapient Government Services	3,768	3,625	7,510	6,397

Total reportable segments operating income (1)	77,657	58,452	149,437	111,372
Less reconciling items (2)	(53,271)	(44,848)	105,104	(87,966)

Consolidated Income Before Income Taxes	$24,386	$13,604	$44,333	$23,406

(1)	Segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Centrally managed functions	$47.729	$38,702	$93,730	$76,826
Restructuring and other related (benefits) charges	(56)	128	5,586	414
Amortization of purchased intangible assets	1,288	1,359	2,561	2,826
Stock-based compensation expense	5,343	5,404	9,219	9,635
Interest and other income, net	(1,256)	(745)	(2,715)	(1,545)
Acquisition expense and other related charges	223	—	223	111
Unallocated expenses (a)	—	—	(3,500)	(301)

Total	$53,271	$44,848	$105,104	$87,966

(a)	Reflects stock option restatement-related benefits.
     The increases in SapientNitro service revenues for the three and six months ended June 30, 2011 were primarily due to increases in demand for SapientNitro’s services in the consumer, travel & automotive and financial services industry sectors. The following tables present SapientNitro service revenues by industry sector for the three and six months ended June 30, 2011 and 2010 (in millions, except percentages):

	Three Months Ended June 30,		Increase/ (Decrease)
Industry Sector	2011	2010	Dollars	Percentage
Consumer, Travel & Automotive	$93.9	$60.6	$33.3	55%
Technology & Communications	30.2	28.2	2.0	77%
Financial Services	30.7	20.6	10.1	49%
Government, Health & Education	11.8	13.7	(1.9)	(14)%
Energy Services	2.1	2.4	(0.3)	(13)%

Total SapientNitro service revenues	$168.7	$125.5	$43.2	34%

	Six Months Ended June 30,		Increase / (Decrease)
Industry Sector	2011	2010	Dollars	Percentage
Consumer, Travel & Automotive	$175.7	$114.0	$61.7	54%
Technology & Communications	62.3	55.4	6.9	12%
Financial Services	59.3	36.2	23.1	64%
Government, Health & Education	21.7	30.8	(9.1)	(30)%
Energy Services	4.0	4.8	(0.8)	(16)%

Total SapientNitro service revenues	$323.0	$241.2	$81.8	34%

     For the three and six months ended June 30, 2011, the increases in industry sector service revenues were primarily the result of increases in demand in these sectors, while the decreases were the result of decreased demand. In constant currency terms, SapientNitro service revenues increased 30% for the three months ended June 30, 2011 and 31% for the six months ended June 30, 2011, compared to the same periods in 2010. The overall increase in demand for our services contributed to SapientNitro’s average project personnel peoplecount increasing in 2011 compared to the same periods in 2010.

     The increases in Sapient Global Markets service revenues for the three and six months ended June 30, 2011 were primarily due to increases in demand for Sapient Global Markets services in the financial services industry sector. The following tables present Sapient Global Markets service revenues by industry sector for the three and six months ended June 30, 2011 and 2010 (in millions, except percentages):

	Three Months Ended June 30,		Increase
Industry Sector	2011	2010	Dollars	Percentage
Financial Services	$55.1	$46.3	$8.8	19%
Energy Services	17.2	15.9	1.3	8%

Total Sapient Global Markets service revenues	$72.3	62.2	10.1	16%

	Six Months Ended June 30,		Increase
Industry Sector	2011	2010	Dollars	Percentage
Financial Services	$109.1	$83.7	$25.4	30%
Energy Services	36.7	35.6	1.1	3%

Total Sapient Global Markets service revenues	$145.8	$119.3	$26.5	22%

     In constant currency terms, Sapient Global Markets service revenues increased 13% for the three months ended June 30, 2011 and 19% for the six months ended June 30, 2011, compared to the same periods in 2010. The overall increase in demand for our services contributed to Sapient Global Markets’ average project personnel peoplecount increasing in 2011 compared to the same periods in 2010.
     Service revenues for our Sapient Government Services operating segment increased 8% for the three months ended June 30, 2011 and 18% for the six months ended June 30, 2011, compared to the same periods in 2010, due to increases in demand for our services in this segment. The increased demand contributed to Sapient Government Services’ average project personnel peoplecount increasing in 2011 compared to the same periods in 2010.
Operating Income by Operating Segments
     SapientNitro’s operating income increased as a percentage of related service revenues to 32% for the three months ended June 30, 2011 compared to 28% for the same period in 2010. SapientNitro’s operating income increased as a percentage of related service revenues to 31% for the six months ended June 30, 2011 compared to 27% for the same period in 2010. These increases were primarily due to decreases in compensation expenses as a percentage of service revenues in the three and six months ended June 30, 2011 as compared to the same periods in 2010.
     Sapient Global Markets’ operating income decreased as a percentage of related service revenues to 28% for the three months ended June 30, 2011 compared to 31% for the same period in 2010. Sapient Global Markets’ operating income decreased as a percentage of related service revenues to 29% for the six months ended June 30, 2011 compared to 34% for the same period in 2010. These decreases were primarily due to increases in travel expense as a percentage of service revenues in the three and six months ended June 30, 2011 as compared to the same periods in 2010.
     Sapient Government Services’ operating income as a percentage of related service revenues was 28% for the three months ended June 30, 2011 compared to 29% for the same period in 2010. Sapient Government Services’ operating income as a percentage of related service revenues was 28% for the six months ended June 30, 2011 compared to 28% for the same period in 2010.
Liquidity and Capital Resources

	June 30,	December 31,
	2011	2010
	(in thousands)
Cash, cash equivalents, restricted cash and marketable securities	$242,567	$234,087

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Summary of cash flow activities:
Net cash provided by operating activities	$19,423	$7,200
Net cash (used in) provided by investing activities	$(19,220)	$730
Net cash provided by (used in) financing activities	$6,053	$(42,633)
     We invest our excess cash predominantly in money market funds, time deposits with maturities of 90 days or less, and other cash equivalents. As of June 30, 2011, we had $242.6 million in cash, cash equivalents, restricted cash and marketable securities, compared to $234.1 million at December 31, 2010.
     As of June 30, 2011 and December 31, 2010, we had approximately $3.8 million and $4.5 million, respectively, held with various banks as collateral for letters of credit and performance bonds, and these amounts are classified as restricted cash on our consolidated and condensed balance sheets.
Cash from Operating Activities
     Cash provided by operating activities was $19.4 million for the six months ended June 30, 2011. This resulted primarily from net income of $27.4 million and the addition of net non-cash charges of $30.9 million, partially offset by $38.9 million of cash used for changes in working capital.

Significant changes in working capital included an increase in unbilled revenues and accounts receivable of $28.6 million, primarily due to increases in service revenues, and a decrease in accrued compensation of $12.6 million, which was primarily the result of bonus payments relating to 2010 performance being paid in the first quarter of 2011 (partially offset by 2011 bonus accruals). Cash provided by operating activities increased compared to the six months ended June 30, 2010 primarily due to a $13.5 million increase in net income and an $11.8 million increase in non-cash items. These factors were partially offset by the fact that bonuses paid in the first quarter of 2011 (which were based on 2010 results) were higher than bonuses paid in the first quarter of 2010 (which were based on 2009 results).
     Days sales outstanding (“DSO”) is calculated based on the actual three months of total revenue and period end receivables, unbilled and deferred revenue balances. Our DSO increased 6% to 69 days as of June 30, 2011 as compared to DSO of 65 days as of December 31, 2010. DSO increased primarily due to the increase in unbilled revenues, specifically the timing of achieving certain project milestones and the timing of billings. Time and materials arrangements have longer billing cycles than fixed-price contracts, which increase DSO. Approximately 54% of our service revenues for the first six months of 2011 was derived from time and materials arrangements as compared to 54% for the fourth quarter of 2010. We expect our unbilled revenues to be short-term in nature, with a majority being billed within 90 days.
Cash from Investing Activities
     Cash used in investing activities was $19.2 million for the six months ended June 30, 2011. This was primarily due to the use of $19.6 million for capital expenditures, primarily for the build-out of offices in our India locations and the costs of internally developed software. This was partially offset by $0.8 million provided by decreases in restricted cash balances. Cash provided by investing activities was $0.1 million for the six months ended June 30, 2010. The current period reflected higher capital expenditures, primarily related to build-out costs for new offices.
Cash from Financing Activities
     Cash provided by financing activities was $6.1 million for the six months ended June 30, 2011 primarily derived from $7.9 million of proceeds from stock option exercises, which were partially offset by net repayments of $1.8 million under our revolving credit facility in India. Cash used in financing activities was $42.6 million for the six months ended June 30, 2010, primarily due to $46.8 million of dividends paid on common stock, partially offset by $4.2 million of proceeds from stock option exercises.
     We use foreign exchange option contracts to mitigate the effects of exchange rate fluctuations on revenues and operating expenses denominated in certain foreign currencies. Please see Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our use of such derivative financial instruments.
     We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $10.3 million, for which the likelihood of a loss is considered more than remote, and various administrative audits, each of which have arisen in the ordinary course of our business. We have recorded an accrual as of June 30, 2011 of approximately $1.3 million related to certain of these items for which the likelihood of a loss is considered probable. Of this amount, $0.9 million was related to a claim which we settled during the quarter ended June 30, 2011, and the settlement amount of $0.9 million was paid subsequent to June 30, 2011.
      Although we intend to defend these matters vigorously, the ultimate outcome of these matters is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that we have previously accrued and may have a material effect on our operating results.
     We believe that our existing cash, credit facility and other short-term investments will be sufficient to meet our working capital and capital expenditure requirements, investing activities, cash dividends, and the expected cash outlays for our previously recorded restructuring activities for at least the next 12 months.
New Accounting Pronouncements
     There were no new accounting pronouncements or changes in accounting pronouncements issued during the six months ended June 30, 2011 that are expected to have a material effect on our financial condition, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market values adversely impacted by an increase in market interest rates, while floating rate securities may produce less income than was expected if market interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, and we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. If the interest rate had fluctuated by 10%, the change in value of our marketable securities would not have been material as of June 30, 2011 and our interest income would not have changed by a material amount for the three and six months ended June 30, 2011.
     As of June 30, 2011, we held, at fair value, $1.3 million in auction rate securities (“ARS”) classified as available-for-sale. We do not intend to sell the remaining $1.4 million (amortized cost) in ARS classified as available-for-sale until a successful auction occurs, nor do we believe that we will be required to sell these securities at less than amortized cost before a successful auction occurs.

Exchange Rate Sensitivity
     We face exposure to adverse movements in foreign currency exchange rates because significant portions of our revenues, expenses, assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the British pound sterling, the euro, the Indian rupee and the Canadian dollar. These exposures may change over time as business practices evolve.
Foreign Currency Transaction Exposure:
     Foreign currency transaction exposure is derived primarily from intercompany transactions of a short-term nature and transactions with customers or vendors in currencies other than the functional currency of the legal entity in which the transaction is recorded. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency at each reporting period using period-end exchange rates and any resulting gain or loss as a result of currency fluctuations is recorded in general and administrative expenses in our consolidated and condensed statements of operations. Foreign currency transaction gains of $0.1 million were recorded for the three months ended June 30, 2011 and were not material for the three months ended June 30, 2010. Foreign exchange gains of $0.4 million and losses of $0.8 million were recorded for the six months ended June 30, 2011 and 2010, respectively.
     We mitigate foreign currency transaction exposure by settling these types of transactions in a timely manner where practical, thereby limiting the amount of time that the resulting non-functional currency asset or liability remains outstanding and subject to exchange rate fluctuations.
Foreign Currency Translation Exposure:
     Foreign currency translation exposure is derived from the translation of our foreign subsidiaries’ financial statements into U.S. dollars for consolidated reporting purposes. Foreign subsidiaries’ balance sheets are translated into U.S. dollars using period-end exchange rates and foreign subsidiaries’ income statements are translated into U.S. dollars using individual transactional exchange rates or average monthly exchange rates. Any difference between the period-end exchange rates and the transactional or average monthly rates is recorded in accumulated other comprehensive loss in our consolidated and condensed balance sheets.
     For the three months ended June 30, 2011, approximately 32% of our revenues and approximately 56% of our operating expenses were generated by our foreign subsidiaries and thus subject to foreign currency translation exposure, as compared to 41% and 55%, respectively, during the same period in 2010. For the six months ended June 30, 2011, approximately 33% of our revenues and approximately 56% of our operating expenses were generated by our foreign subsidiaries and thus subject to foreign currency translation exposure, as compared to 42% and 56%, respectively, during the same period in 2010. In addition, 45% of our assets and 49% of our liabilities were subject to foreign currency translation exposure as of June 30, 2011, as compared to 52% of our assets and 52% of our liabilities as of December 31, 2010. We also have assets and liabilities in certain entities that are denominated in currencies other than the entity’s functional currency and are subject to foreign currency exposure, as described above.
     Approximately 18% of our operating expenses for the six months ended June 30, 2011 was incurred by foreign subsidiaries whose functional currency is the Indian rupee. Because we have minimal associated revenues in Indian rupees, any significant movement in the exchange rate between the U.S. dollar and the rupee has a significant impact on our operating expenses and operating profit. Approximately 15%, 3% and 8% of our service revenues for the six months ended June 30, 2011 were generated by foreign subsidiaries whose functional currency is the British pound sterling, euro and Canadian dollar, respectively. Any significant movements in the exchange rates between the U.S. dollar and the British pound sterling, the U.S. dollar and the euro, and the U.S. dollar and the Canadian dollar have a significant impact on our service revenues and operating income. We manage these exposures through a risk management program which is designed to mitigate our exposure to operating expenses incurred by foreign subsidiaries whose functional currency is the Indian rupee and operating margins in foreign subsidiaries whose functional currencies are the British pound sterling, the euro and the Canadian dollar. This program includes the use of derivative financial instruments which are not designated as accounting hedges. As of June 30, 2011, we had option contracts outstanding in the notional amount of approximately $13.6 million ($7.7 million for our Indian rupee contracts, $3.2 million for our British pound sterling contracts, $0.1 million for our euro contracts and $2.6 million for our Canadian dollar contracts). Because these instruments are option collars that are settled on a net basis with the counterparty banks, we have not recorded the gross underlying notional amounts in our consolidated and condensed balance sheets as of June 30, 2011. The following table presents a summary of our net realized and unrealized gains/losses on these option contracts for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(Loss) gain on foreign exchange option contracts not designated	$(102)	$18	$(371)	$(592)

     We also performed a sensitivity analysis of the possible losses that could be incurred on these contracts as a result of movements in the respective foreign currency exchange rates. The following table presents the maximum losses on these unsettled positions that would result from changes of 10%, 15% and 20% in the underlying average exchange rates of the respective foreign currencies (in millions):

	Maximum Losses Resulting from Changes in
	Underlying Average Exchange Rates of:
Currency	10%	15%	20%
Indian rupee	$0.7	$1.4	$1.9
British pound sterling	$0.6	$0.9	$1.2
Euro	$0.1	$0.1	$0.1
Canadian dollar	$0.5	$0.7	$0.9
     These positions expire in July and August of 2011 and therefore, any realized losses in respect to these positions after June 30, 2011 would be recognized in the three months ending September 30, 2011.
     For additional quantitative and qualitative disclosures about market risk affecting Sapient, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness, as of June 30, 2011, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     No changes in our internal control over financial reporting occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling $10.3 million, for which the likelihood of a loss is considered more than remote, and various administrative audits each of which have arisen in the ordinary course of our business. We have recorded an accrual as of June 30, 2011 of approximately $1.3 million related to certain of these items for which the likelihood of a loss is considered probable. Of this amount, $0.9 million was related to a claim which we settled during the quarter ended June 30, 2011, and the settlement amount of $0.9 million was paid subsequent to June 30, 2011.
     Although we intend to defend these matters vigorously, the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that we have previously accrued.

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
     The market for our consulting services and the technologies used in our solutions historically has tended to fluctuate with economic cycles — particularly those cycles in the United States and Europe, where we earn the majority of our revenues. During economic cycles in which many companies are experiencing financial difficulties or uncertainty, clients and potential clients may cancel or delay spending on marketing, technology and other business initiatives. Our efforts to down-size, when necessary, in a manner intended to mirror downturned economic conditions, could be delayed and costly. A downturn could result in reduced demand for our services, project cancellations or delays, lower revenues and operating margins resulting from price reduction pressures for our services, and payment and collection issues with our clients. Any of these events could materially and adversely impact our business, financial condition and results of operations.
Our markets are highly competitive and we may not be able to continue to compete effectively.
     The markets for the services we provide are highly competitive. We believe that we compete principally with large systems consulting and implementation firms, offshore outsourcing companies, interactive and traditional advertising agencies, and clients’ internal information systems departments. To a lesser extent, other competitors include boutique consulting firms that maintain specialized skills and/or are geography based. Regarding our Government Services practice, we both compete and partner with large defense contractors. Some of our competitors have significantly greater financial, technical and marketing resources, and generate greater revenues, and have greater name recognition, than we do. Often, these competitors offer a larger and more diversified suite of products and services than we offer. These competitors may win client engagements by significantly discounting their services in exchange for a client’s promise to purchase other goods and services from the competitor, either concurrently or in the future. If we cannot keep pace with the intense competition in our marketplace, our business, financial condition and results of operations will suffer.
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
     In particular, our GDD model depends heavily on our offices in Gurgaon, Bangalore and Noida, India. Any escalation in the political or military instability in India or Pakistan or the surrounding countries, or a business interruption resulting from a natural disaster, such as an earthquake, could hinder our ability to use GDD successfully and could result in material adverse effects to our business, financial condition and results of operations. Furthermore, the delivery of our services from remote locations causes us to rely on data, phone, power and other networks which are not as reliable in India as those in other countries where we operate. Any failures of these systems, or any failure of our systems generally, could affect the success of our GDD model. Remote delivery of our services also increases the complexity and risk of delivering our services, which could affect our ability to satisfy our clients’ expectations or perform our services within the estimated time frame and budget for each project. Changes to government structure or policies in countries in which we operate could negatively impact our operations if such changes were to limit or cease any benefits that may currently be available to us. For example, although the Indian government has historically offered generous tax incentives to induce foreign companies to base operations in India, new taxes have been introduced in recent years that partially offset those benefits. On April 1, 2009 the income tax incentive of one of our Software Technology Parks (“STPs”) Units in India expired. Beginning April 1, 2011, the income tax incentives applicable to our other two STPs Units in India expired. In addition, in 2009 we established a new India unit in a Special Economic Zone which is eligible for a five year, 100% tax holiday. The expiration of incentives may adversely affect our cost of operations and increase the risk of delivering our services on budget for client projects. Expiration of benefits provided to us by having operations based in India could have a material adverse effect on our business, financial condition and results of operations.
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
     We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues and receivables, purchases, payroll and investments, on a both a transactional level and a financial statement translation basis. We also have a significant amount of foreign currency operating income and net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk because we incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. We will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost-effective to hedge foreign currencies. There is no guarantee that any hedging activity we may undertake will be effective or that our financial condition will not be negatively impacted by the currency exchange rate fluctuations of the Indian rupee versus the U.S. dollar. Costs for our delivery of services, including labor, could increase as a result of the decrease in value of the U.S. dollar against the Indian rupee, affecting our reported results.

Our cash positions include amounts denominated in foreign currencies. We manage our worldwide cash requirements considering available funds from our subsidiaries and the cost-effectiveness with which these funds can be accessed. The repatriation of cash balances from certain of our subsidiaries outside the United States could have adverse tax consequences and be limited by foreign currency exchange controls. Any fluctuations in foreign currency exchange rates, or changes in local tax laws, could materially impact the availability and size of these funds for repatriation or transfer.
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
     Our profitability derives from and is impacted by three primary factors: (i) the prices for our services; (ii) our professionals’ utilization or billable time; and (iii) our costs. To achieve our desired level of profitability, our utilization must remain at an appropriate rate, and we must contain our costs. Should we reduce our prices in the future as a result of pricing pressures, or should we be unable to achieve our target utilization rates and costs, our profitability could be adversely impacted and our stock price could decline materially.

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
     Most of our contracts can be canceled by the client with limited advance notice and without significant penalty. A client’s termination of a contract for our services could result in a loss of expected revenues and additional expenses for staff that were allocated to that client’s project. We could be required to maintain underutilized employees who were assigned to the terminated contract. The unexpected cancellation or significant reduction in the scope of any of our large projects, or client termination of one or more recurring revenue contracts could have a material adverse effect on our business, financial condition and results of operations.
We may be liable to our clients for substantial damages caused by our unauthorized disclosures of confidential information, breaches of data security, failure to remedy system failures or other material contract breaches.
     We frequently receive confidential information from our clients, including confidential customer data that we use to develop solutions. If any person, including one of our employees, misappropriates client confidential information, or if client confidential information is inappropriately disclosed due to a breach of our computer systems, system failures or otherwise, we may have substantial liabilities to our clients or their customers.
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
     We may be liable for breaches of confidentiality or data security, defects in the applications or systems we deliver or other material contract breaches that we may commit during the performance of our services (collectively, “Contract Breaches”). In certain circumstances we agree to unlimited liability for Contract Breaches. Additionally, we cannot be assured that any insurance coverages will be applicable and enforceable in all cases, or sufficient to cover substantial liabilities that we may incur. Further, we cannot be assured that contractual limitations on liability will be applicable and enforceable in all cases. Accordingly, even if our insurance coverages or contractual limitations on liability are found to be applicable and enforceable, our liability to our clients for Contract Breaches could be material in amount and affect our business, financial condition and results of operations. Moreover, such claims may harm our reputation and cause us to lose clients.
Our services may infringe the intellectual property rights of third parties, and create liability for us as well as harm our reputation and client relationships.
     The services that we offer to clients may infringe the intellectual property (“IP”) rights of third parties and result in legal claims against our clients and Sapient. These claims may damage our reputation, adversely impact our client relationships and create liability for us. Moreover, we generally agree in our client contracts to indemnify the clients for expenses or liabilities they incur as a result of third party IP infringement claims associated with our services, and the resolution of these claims, irrespective of whether a court determines that our services infringed another party’s IP rights, may be time-consuming, disruptive to our business and extraordinarily costly. Finally, in connection with an IP infringement dispute, we may be required to cease using or developing certain IP that we offer to our clients. These circumstances could adversely impact our ability to generate revenue as well as require us to incur significant expense to develop alternative or modified services for our clients.
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
     Jerry A. Greenberg, our former Co-Chairman of the Board of Directors and Chief Executive Officer of the Company and current member of our Board of Directors, and J. Stuart Moore, our former Co-Chairman of the Board of Directors and Co-Chief Executive Officer and current member of our Board of Directors, own, in the aggregate, approximately 20% of our outstanding common stock as of August 1, 2011. As a result, they have the ability to substantially influence and, in some cases, may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.
We are dependent on our key employees.
     Our success depends in large part upon the continued services of a number of key employees. Our employment arrangements with key personnel provide that employment is terminable at will by either party. The loss of the services of any of our key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, if our key employees resign from Sapient to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients or employees to any such competitor could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain that any agreements we require our employees to enter into will be effective in preventing them from engaging in these actions or that courts or other adjudicative entities will substantially enforce these agreements.
We may be unable to achieve anticipated benefits from acquisitions.
     The anticipated benefits from any acquisitions that we may undertake might not be achieved. For example, if we acquire a company, we cannot be certain that clients of the acquired business will continue to conduct business with us, or that employees of the acquired business will continue their employment or integrate successfully into our operations and culture. The identification, consummation and integration of acquisitions require substantial attention from management. The diversion of management’s attention, as well as any difficulties encountered in the integration process, could have an adverse impact on our business, financial condition and results of operations. Further, we may incur significant expenses in completing any such acquisitions, and we may assume significant liabilities, some of which may be unknown at the time of such acquisition.
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

SAPIENT CORPORATION
PART II. OTHER INFORMATION

Item 6.	Exhibits

3.1	Second Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Certificate for Shares of Common Stock, $.01 par value, of the Company (3)

31.1*	Certification of Alan J. Herrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Alan J. Herrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	The following materials from Sapient Corporation on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated and Condensed Statements of Operations, (ii) the Consolidated and Condensed Balance Sheets, (iii) the Consolidated and Condensed Statements of Cash Flows and (iv) Notes to the Consolidated and Condensed Financial Statements, tagged as blocks of text.

*	Exhibits filed herewith.

(1)	Incorporated herein by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 000-28074).

(2)	Incorporated herein by reference to the Company’s Form 8-K, filed February 8, 2010.

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-12671).
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Alan J. Herrick	President and Chief Executive Officer	August 4, 2011

Alan J. Herrick	(Principal Executive Officer)

/s/ Joseph S. Tibbetts, Jr.	Chief Financial Officer	August 4, 2011

Joseph S. Tibbetts, Jr.	(Principal Financial Officer)