Form 10-Q
period 2011-09-30
SAPIENT CORP
filed 2011-11-07
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Common Stock, $0.01 par value per share	139,790,560 shares

SAPIENT CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	3
Consolidated and Condensed Balance Sheets as of September 30, 2011 and December 31, 2010	3
Consolidated and Condensed Statements of Operations for the Three and Nine Months ended September 30, 2011 and 2010	4
Consolidated and Condensed Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010	5
Notes to Consolidated and Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	31
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 6. Exhibits	38
Signatures	38
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements included in this Quarterly Report, including those related to our cash and liquidity resources, our cash expenditures relating to dividend payments and restructuring, our tax estimates, the outcome of tax audits, the effects of restructuring certain subsidiaries, our accrual of contingent liabilities, the effects of changes in interest rates, the impact of new accounting pronouncements, anticipated revenue from our services, including traditional IT consulting services, our ability to meet working capital and capital expenditure requirements, the outcome of litigation, our ability to sell auction rate securities, as well as any statement other than statements of historical facts regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Quarterly Report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described below in Part II, Item 1A, “Risk Factors” in this Quarterly Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Quarterly Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, except as required by law.

SAPIENT CORPORATION
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CONSOLIDATED AND CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except
	per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$155,294	$219,448
Marketable securities, current portion	8,387	8,861
Restricted cash, current portion	266	1,416
Accounts receivable, less allowance for doubtful accounts of $141 and $91 at September 30, 2011 and December 31, 2010, respectively	145,846	136,300
Unbilled revenues	77,109	49,765
Deferred tax assets, current portion	16,229	23,938
Prepaid expenses and other current assets	26,730	21,256

Total current assets	429,861	460,984
Marketable securities, net of current portion	1,290	1,269
Restricted cash, net of current portion	3,779	3,093
Property and equipment, net	53,160	35,571
Purchased intangible assets, net	39,666	17,629
Goodwill	108,672	77,865
Deferred tax assets, net of current portion	20,262	19,692
Other assets	8,764	7,619

Total assets	$665,454	$623,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,557	$18,714
Accrued expenses	39,620	51,444
Accrued compensation	71,715	66,609
Accrued restructuring costs, current portion	1,179	3,129
Income taxes payable	9,960	567
Deferred revenues	18,056	18,558

Total current liabilities	171,087	159,021
Accrued restructuring costs, net of current portion	436	—
Other long-term liabilities	40,983	22,396

Total liabilities	212,506	181,417

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 139,845,592 and 137,307,612 shares issued at September 30, 2011 and December 31, 2010, respectively	1,399	1,373
Additional paid-in capital	527,192	555,562
Treasury stock, at cost, 99,928 and 458,664 shares at September 30, 2011 and December 31, 2010, respectively	(537)	(2,466)
Accumulated other comprehensive loss	(21,894)	(12,488)
Accumulated deficit	(53,212)	(99,676)

Total stockholders’ equity	452,948	442,305

Total liabilities and stockholders’ equity	$665,454	$623,722

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Service revenues	$262,730	$217,057	$758,686	$600,631
Reimbursable expenses	11,152	11,525	30,548	30,375

Total gross revenues	273,882	228,582	789,234	631,006

Operating expenses:
Project personnel expenses	176,639	148,003	520,054	415,115
Reimbursable expenses	11,152	11,525	30,548	30,375

Total project personnel expenses and reimbursable expenses	187,791	159,528	550,602	445,490
Selling and marketing expenses	8,632	9,298	29,104	28,170
General and administrative expenses	44,337	38,443	126,418	110,821
Restructuring and other related charges	1,191	34	6,777	448
Amortization of purchased intangible assets	1,725	1,301	4,286	4,127
Acquisition costs and other related charges	1,082	—	1,305	111

Total operating expenses	244,758	208,604	718,492	589,167

Income from operations	29,124	19,978	70,742	41,839
Interest and other income, net	2,037	942	4,752	2,487

Income before income taxes	31,161	20,920	75,494	44,326
Provision for income taxes	12,059	6,645	29,030	16,208

Net income	$19,102	$14,275	$46,464	$28,118

Basic net income per share	$0.14	$0.11	$0.34	$0.21

Diluted net income per share	$0.13	$0.10	$0.33	$0.20

Weighted average common shares	138,679	132,774	137,539	131,517
Weighted average dilutive common share equivalents	3,929	6,469	4,221	6,796

Weighted average common shares and dilutive common share equivalents	142,608	139,243	141,760	138,313

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$46,464	$28,118
Adjustments to reconcile net income to net cash provided by operating activities:
Loss recognized on disposition of fixed assets	42	240
Unrealized loss on financial instruments	150	167
Unrealized gain on investments	—	(132)
Depreciation expense	13,943	11,910
Amortization of purchased intangible assets	4,286	4,127
Deferred income taxes	9,161	2,761
Stock-based compensation expense	14,237	13,924
Non-cash restructuring charges	4,564	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(4,439)	(9,454)
Unbilled revenues	(24,280)	(18,835)
Prepaid expenses and other current assets	(5,954)	(6,612)
Other assets	(670)	(1,381)
Accounts payable	8,318	1,104
Accrued expenses	(2,462)	3,435
Accrued compensation	(3,621)	1,334
Accrued restructuring costs	(1,539)	(2,457)
Deferred revenues	(844)	(4,166)
Other long-term liabilities	5,583	2,775

Net cash provided by operating activities	62,939	26,858

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(44,602)	(3,163)
Purchases of property and equipment and cost of internally developed software	(28,711)	(15,019)
Sales and maturities of marketable securities classified as trading	—	16,425
Sales and maturities of marketable securities not classified as trading	4,470	881
Purchases of marketable securities	(4,783)	—
Cash (paid) received on financial instruments, net	(193)	535
Change in restricted cash	654	(27)

Net cash used in investing activities	(73,165)	(368)

Cash flows from financing activities:
Principal payments under capital lease obligations	(54)	(62)
Proceeds from credit facilities	10,387	3,050
Repayment of amounts borrowed under credit facilities	(14,807)	—
Proceeds from stock option and purchase plans	8,388	5,943
Repayment of acquired debt	(3,766)	—
Dividends paid on common stock	(48,873)	(46,832)

Net cash used in financing activities	(48,725)	(37,901)

Effect of exchange rate changes on cash and cash equivalents	(5,203)	5,661

Decrease in cash and cash equivalents	(64,154)	(5,750)
Cash and cash equivalents, at beginning of period	219,448	195,678

Cash and cash equivalents, at end of period	$155,294	$189,928

Supplemental cash flow information:
Non-cash investing transaction:
Common stock issued as contingent earnout consideration associated with acquisition	$4,872	$2,371

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
1. Basis of Presentation
     The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Certain items for the three and nine months ended September 30, 2010 have been reclassified to conform to current period presentation. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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

     During the third quarter of 2011, the Company identified errors totaling $0.8 million in the recording of reimbursable expenses, which overstated income from operations in the second quarter of 2011. The Company recorded an increase to operating expenses of $0.8 million in the third quarter of 2011 to correct the errors. Management has concluded that the impact of these errors was not material to the affected prior period and that the correction of the errors is not material to the three months ended September 30, 2011.
     Unless the context requires otherwise, references in this Quarterly Report to “Sapient,” “the Company,” “we,” “us” or “our” refer to Sapient Corporation and its consolidated subsidiaries.
2. Acquisitions
2011 Acquisitions
D&D Holdings Limited
     On September 6, 2011, the Company acquired D&D Holdings Ltd. (“DAD”), an advertising agency based in London, England that operates in the United Kingdom and continental Europe. The Company acquired DAD in order to strengthen its capabilities in marketing campaign production and direct response measurement. DAD’s results of operations are reflected in the Company’s consolidated statements of operations from the acquisition date, and the acquisition added approximately 200 people.
     The acquisition date fair value, net of cash acquired, was $45.2 million for the purchase of 100% of DAD’s outstanding shares. The $45.2 million consisted of $29.5 million in cash and deferred contingent consideration with an estimated fair value of $15.7 million. Also, $9.8 million in cash was placed into escrow, and shall serve as security for any claims made by the Company under the terms of an escrow agreement between the Company and the former owners of DAD. The escrow amount may also be utilized for the potential settlement of a portion of the deferred contingent consideration.
     The acquisition of DAD has been accounted for using the acquisition method. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price is based upon a valuation of certain assets acquired and liabilities assumed. The purchase price allocation was as follows (in thousands):

Amount
Accounts receivable	$7,301
Other current assets	265
Property and equipment	1,810
Deferred tax asset	3,367
Indentifiable intangible assets	25,231
Goodwill	23,996

Total assets acquired	61,970

Accounts payable, accrued expenses and other current liabilities	(5,107)
Bank debt	(3,766)
Deferred tax liabilities	(7,925)

Total liabilities assumed	(16,798)

Total allocation of purchase price consideration	$45,172

     The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of being able to leverage DAD’s expertise with the Company’s existing services to provide integrated advertising services to the customer bases of both the Company and DAD in the European market. All of the goodwill was allocated to the Company’s SapientNitro operating segment. The following table presents the estimated fair values (in thousands) and useful lives of intangible assets acquired:

		Weighted
		Average Useful Life
	Amount	(in years)
Customer relationships	$19,459	7
Intellectual property	4,088	8
Non-compete agreements	1,275	3
Tradename	409	1.5

Identifiable intangible assets	$25,231

     The useful lives of these intangible assets were based upon the patterns in which the economic benefits related to such assets are expected to be realized, and the intangible assets will be amortized on a basis reflecting those economic patterns. The acquired goodwill and intangible assets are not deductible for tax purposes.
     The former shareholders of DAD are also eligible to receive additional consideration of up to $21.1 million, which is contingent on the fulfillment of certain financial conditions within the period from July 1, 2011 to June 30, 2014. If such conditions are achieved, the consideration is payable under certain circumstances in cash, common stock or a combination of both. Using a discounted cash flow method, the Company recorded an estimated liability of $15.7 million as of the acquisition date and $15.0 million as of September 30, 2011 (the change in estimated fair value was due to foreign currency fluctuation, as the functional currency of the liability is the British pound). The Company will continue to assess the probability that these conditions will be fulfilled, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings.
     The Company also issued to certain employees of DAD rights to receive a combination of cash and common stock that are contingent on the continued employment of the recipients. These awards, which have an estimated value of $3.9 million, will be accounted for as compensation expense over the associated vesting period of three years.
     Consolidated service revenues and net income for the three months ended September 30, 2011 include $2.0 million and $(0.4) million, respectively, attributable to DAD since the acquisition date. The unaudited pro forma information in the table below summarizes the Company’s consolidated results of operations for the periods presented, as if the acquisition of DAD had occurred on January 1, 2010 (in thousands, except per share amounts). The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2010.

	Pro Forma, Unaudited		Pro Forma, Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service revenues	$267,552	$222,140	$777,665	$615,217
Net income	$17,941	$13,036	$42,787	$24,732
Basic net income per share	$0.13	$0.10	$0.31	$0.19
Diluted net income per share	$0.12	$0.09	$0.30	$0.18
Clanmo GmbH
     On July 13, 2011, the Company acquired Clanmo GmbH (“Clanmo”), a full-service mobile interactive agency based in Cologne, Germany. Clanmo focuses on strategy, communications, design, and technological implementation. The Company acquired Clanmo in order to strengthen its mobile interactive capabilities in the European market. Clanmo’s results of operations are reflected in the Company’s consolidated statements of operations from the acquisition date, and the acquisition added approximately 50 people.
     The acquisition date fair value, net of cash acquired, was $5.4 million for the purchase of 100% of Clanmo’s outstanding shares, and was paid entirely in cash. Of the total purchase price, $0.6 million was placed into escrow, and shall serve as security for any claims made by the Company under the terms of an escrow agreement between the Company and the former owners of Clanmo.
     The acquisition of Clanmo has been accounted for using the acquisition method. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price is based upon a valuation of certain assets acquired and liabilities assumed. The purchase price allocation was as follows (in thousands):

Amount
Cash	$320
Accounts receivable	1,282
Other assets	190
Property and equipment	96
Indentifiable intangible assets	2,271
Goodwill	3,211

Total assets acquired	7,370

Accounts payable, accrued expenses and other current liabilities	(630)
Deferred revenues	(313)
Deferred tax liabilities	(750)

Total liabilities assumed	(1,693)

Total allocation of purchase price consideration	5,677
Less: cash acquired	(320)

Total purchase price, net of cash acquired	$5,357

     The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of being able to leverage Clanmo’s mobile interactive expertise with the Company’s existing services to provide a more comprehensive integrated service offering to the Company’s existing customer base, and prospective new customers, in the European market. All of the goodwill was allocated to the Company’s SapientNitro operating segment. The following table presents the estimated fair values (in thousands) and useful lives of intangible assets acquired:

		Weighted
		Average Useful
	Amount	Life (in years)
Customer relationships	$1,447	7
Developed technology	463	8
Non-compete agreements	318	5
Tradename	43	1.5

Identifiable intangible assets	$2,271

     The useful lives of these intangible assets were based upon the patterns in which the economic benefits related to such assets are expected to be realized, and the intangible assets will be amortized on a basis reflecting those economic patterns. The acquired goodwill and intangible assets are not deductible for tax purposes.

     The acquisition of Clanmo did not include any contingent consideration.
     Consolidated service revenues and net income for the three months ended September 30, 2011 include $1.6 million and $0.2 million, respectively, attributable to Clanmo since the acquisition date. Pro forma results of operations have not been presented, as the acquisition of Clanmo was not material to the Company’s results of operations for any periods presented.
     The Company recognized acquisition costs and other related charges of $1.1 million and $1.3 million for the three and nine months ended September 30, 2011, respectively. These expenses were associated with third-party professional services relating to the evaluation, due diligence and closing processes, primarily relating to DAD and Clanmo.
Prior Year Acquisitions
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
     The purchase price, net of cash acquired, was $31.0 million for the acquisition of 100% of Nitro’s outstanding shares. The $31.0 million consisted of $11.1 million in cash, net of cash acquired, deferred consideration with an estimated fair value of $8.1 million and the issuance of 3.3 million shares of restricted common stock valued at $11.8 million. The value of common stock was determined as $6.27 per share, the value of the Company’s common stock on the acquisition date, less $8.7 million. The $8.7 million reduction in purchase price reflects the impact of selling restrictions on the shares of $7.1 million, and a $1.6 million reduction for the value of shares transferred as consideration that were also tied to the seller’s continued employment. The $1.6 million had been accounted for as compensation expense over the associated vesting period, which was originally scheduled to end in June 2013. However, during the first quarter of 2011, the seller’s employment with Sapient was terminated. Under the terms of the original agreement, the seller was entitled to retain the entire $1.6 million value upon termination by the Company and therefore the unrecognized compensation expense was accelerated, resulting in a $1.0 million charge to earnings during the first quarter of 2011. This charge is included in “Restructuring and other related charges” in the Company’s consolidated and condensed statement of operations for the nine months ended September 30, 2011.
     The Company acquired a deferred consideration obligation of $8.0 million in connection with the acquisition of Nitro. The obligation was denominated in a foreign currency. Pursuant to the purchase agreement, the seller agreed to indemnify the Company for payments in excess of $8.0 million. The Company paid $4.6 million in 2009 and $3.2 million in 2010 to settle this obligation. As of September 30, 2011, the Company had a deferred consideration obligation of $1.3 million, offset by an indemnification asset of $1.1 million.
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
     Pursuant to the agreement, the former shareholders of DCG could earn additional consideration subject to achieving certain operating objectives in years one, two and three, ending March 31, 2009, 2010 and 2011, respectively. The year one operating objectives were partially achieved and, as a result, the Company paid approximately $5.6 million in contingent consideration in 2009, which comprised $2.4 million in common stock and $3.2 million in cash. The Company determined that the amount of contingent consideration due related to achievement of year two performance objectives was $2.4 million, which the Company settled by issuing 235,744 shares of common stock during the second quarter of 2010. The Company determined that the amount of contingent consideration due related to achievement of year three performance objectives was $4.9 million, which the Company settled by issuing 358,736 shares of common stock (from treasury) during the second quarter of 2011. As the DCG acquisition was completed in 2008, it was accounted for as a business combination under the purchase method. Accordingly, all of the aforementioned contingent consideration amounts resulted in increases to goodwill at the times those amounts were earned.
3. Marketable Securities and Fair Value Disclosures
Marketable Securities
     As of September 30, 2011, the estimated fair value of the Company’s marketable securities classified as available-for-sale securities was $9.7 million. As of December 31, 2010, the estimated fair value of the Company’s marketable securities classified as available-for-sale securities was $10.1 million. The Company sold, at amortized cost, $16.4 million of its ARS classified as trading securities during the first nine months of 2010. The Company did not hold any marketable securities classified as trading securities as of September 30, 2011 or December 31, 2010.

     The following tables present details of the Company’s marketable securities as of September 30, 2011 and December 31, 2010 (in thousands):

	Available-for-Sale Securities as of September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Long-term:
Auction rate securities	$1,400	$—	$(110)	$1,290
Short-term:
Mutual fund deposits	8,402	—	(15)	8,387

Total	$9,802	$—	$(125)	$9,677

	Available-for-Sale Securities as of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Long-term:
Auction rate securities	$1,400	$—	$(131)	$1,269
Short-term:
Mutual fund deposits	8,882	—	(21)	8,861

Total	$10,282	$—	$(152)	$10,130

     As of September 30, 2011, all of the Company’s available-for-sale ARS had been in an unrealized loss position for more than twelve months.
     Using a discounted cash flow analysis, the Company determined that the fair value of its ARS classified as available-for-sale securities was $110,000 less than their amortized cost as of September 30, 2011, compared to $131,000 less than their amortized cost as of December 31, 2010. The change in valuation, an unrealized gain of $21,000, was recorded as a component of comprehensive income for the nine months ended September 30, 2011. The gross unrealized losses on ARS of $110,000 and $131,000 as of September 30, 2011 and December 31, 2010, respectively, are included in the “accumulated other comprehensive loss” caption on the Company’s consolidated and condensed balance sheets. The Company does not intend to sell its ARS classified as available-for-sale until a successful auction occurs and these ARS investments are liquidated at amortized cost, nor does the Company expect to be required to sell these ARS before a successful auction occurs.
     As of December 31, 2009, the amortized cost of the Company’s investment in the Primary Fund, a mutual fund that had suspended redemptions, was $1.0 million. Due to events in 2009 that limited the liquidity of this investment, the Company recorded an impairment charge of $0.2 million in 2009. In January 2010, the Company received the remaining $0.8 million balance.
     The following table reconciles total other-than-temporary impairment losses to other-than-temporary losses recognized in earnings for the Company’s available-for-sale securities for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Total other-than-temporary losses	$—	$—	$—	$(4)
Less: portion of losses recorded in other comprehensive income	—	—	—	(4)

Net impairment losses recognized in earnings	$—	$—	$—	$—

     Actual maturities of our marketable securities may differ from contractual maturities because some borrowers have the right to call or prepay the obligations. Gross gains and losses realized on sales of securities are calculated using the specific identification method, and were not material to the Company’s operations for the three and nine months ended September 30, 2011 and 2010.
Fair Value Disclosures
     The Company accounts for certain assets and liabilities at fair value. The following tables present the Company’s fair value hierarchy for its cash equivalents, marketable securities, foreign exchange option contracts and acquired assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at September 30, 2011 Using
	Level 1	Level 2	Level 3	Total
Financial assets:
Auction rate securities	$—	$—	$1,290	$1,290
Bank time deposits	—	68,939	—	68,939
Foreign exchange option contracts, net	—	354	—	354
Money market fund deposits	2,069	—	—	2,069
Mutual funds	8,387	—	—	8,387
Indemnification assets acquired	—	—	977	977

Total	$10,456	$69,293	$2,267	$82,016

	Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts, net	$—	$563	$—	$563
Deferred consideration acquired	—	—	231	231
Contingent consideration liability associated with acquisition	—	—	14,962	14,962
Other long-term liabilities acquired	—	—	1,494	1,494

Total	$—	$563	$16,687	$17,250

	Fair Value Measurements at December 31, 2010 Using
	Level 1	Level 2	Level 3	Total
Financial assets:
Auction rate securities	$—	$—	$1,269	$1,269
Bank time deposits	—	65,646	—	65,646
Foreign exchange option contracts, net	—	133	—	133
Money market fund deposits	27,703	—	—	27,703
Mutual funds	8,861	—	—	8,861
Indemnification assets acquired	—	—	1,078	1,078

Total	$36,564	$65,779	$2,347	$104,690

	Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts, net	$—	$—	$—	$—
Deferred consideration acquired	—	—	231	231
Other long-term liabilities acquired	—	—	1,419	1,419

Total	$—	$—	$1,650	$1,650

     In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to disclosures of fair value measurements. The guidance requires gross presentation of activity within the Level 3 measurement roll-forward (below) and details of transfers in and out of Level 1 and 2 measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. A change in the hierarchy of an investment from its current level will be reflected in the period during which the pricing methodology of such investment changes. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 will be made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2011.
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
     The following table presents a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis for the nine months ended September 30, 2011 (in thousands):

	Level 3 Inputs
	Assets	Liabilities
Balance at December 31, 2010	$2,347	$1,650
Transfer into Level 3 (contingent consideration liability associated with acquisition)	—	15,655
Change in fair value of contingent consideration liability, included in foreign currency translation gain (loss)	—	(693)
Loss on increase in fair value of other long-term liability acquired, included in general and administrative expenses	—	75
Loss on decrease in fair value of indemnification assets acquired, included in acquisition costs and other related charges	(101)	—
Unrealized gain included in accumulated other comprehensive loss	21	—

Balance at September 30, 2011	$2,267	$16,687

4. Stock-Based Compensation
     The Company recorded $5.0 million and $4.3 million of stock-based compensation expense for the three months ended September 30, 2011 and 2010, respectively, and $14.2 million and $13.9 million for the nine months ended September 30, 2011 and 2010, respectively. Project personnel expenses, selling and marketing expenses and general and administrative expenses appearing in the consolidated and condensed statements of operations include the following stock-based compensation amounts (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Project personnel expenses	$3,741	$2,844	$9,773	$7,948
Selling and marketing expenses	190	(7)	804	844
General and administrative expenses	1,087	1,452	3,660	5,132

Total stock-based compensation	$5,018	$4,289	$14,237	$13,924

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
     Effective June 1, 2010, the Company amended its standard RSU agreements such that, if the Company declares a cash dividend on common stock, RSU awards are entitled to dividend equivalent payments. Dividend equivalents may be paid either in cash or in shares of common stock, at the Company’s discretion, if and when the underlying award vests. As a result of these amendments, for any dividend equivalents granted on or after June 1, 2010, the Company does not record any stock-based compensation expense.
     During the third quarter of 2011, the Company granted a special dividend equivalent payment of $0.35 per RSU for each RSU award outstanding as of August 15, 2011, to be paid in shares when the underlying award vests. If the underlying RSU award does not vest, the dividend equivalent is forfeited.
     During the second quarter of 2010, the Company granted RSUs with service and performance conditions to its Chief Executive Officer (“CEO”). Up to 100,000 units will vest on March 1, 2013 if the performance conditions are met for the three year period ending December 31, 2012. The CEO was also granted an additional 50,000 RSUs that will vest based on the achievement of strategic objectives that will be determined by the Company’s Board of Directors.
     During the second quarter of 2011, the Company granted an aggregate of 294,000 RSUs with service and performance conditions to six members of its leadership team. Up to 294,000 units will vest on April 1, 2014 if the performance conditions are met for the years ending December 31, 2011, 2012, and 2013 (98,000 units for each year). Any units which become eligible for vesting as a result of fulfillment of the performance conditions will vest only if the recipient remains continuously employed with the Company through April 1, 2014.
     The following table presents a summary of activity relating to stock options under all stock option plans for the nine months ended September 30, 2011 (in thousands, except prices):

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding as of December 31, 2010	3,246	$5.89
Options exercised	(1,134)	$7.39
Options forfeited/cancelled	(76)	$10.42

Outstanding as of September 30, 2011	2,036	$4.89

Vested and expected to vest as of September 30, 2011	2,036	$4.89

Options exercisable as of September 30, 2011	2,035	$4.89

Aggregate intrinsic value of outstanding	$10,692
Aggregate intrinsic value of vested and expected to vest	$10,691
Aggregate intrinsic value of exercisable	$10,688
     The aggregate intrinsic value of stock options exercised in the nine months ended September 30, 2011 and 2010 was $6.0 million and $6.1 million, respectively, determined at the date of exercise. As of September 30, 2011, the weighted average remaining contractual term for stock options outstanding, vested and expected to vest, and exercisable was 1.9 years. As of September 30, 2011, unrecognized compensation expense related to non-vested stock options was less than $0.1 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of less than one year.
     The following table presents a summary of activity relating to RSUs for the nine months ended September 30, 2011 (in thousands, except prices):

	Number of Shares	Weighted
	Underlying	Average Grant
	Restricted Units	Date Fair Value
Unvested as of December 31, 2010	6,188	$6.23
Restricted units granted	2,439	$11.88
Restricted units vested	(2,113)	$12.89
Restricted units forfeited/cancelled	(427)	$9.05

Unvested as of September 30, 2011	6,087	$5.98

Expected to vest as of September 30, 2011	5,623	$5.98

     The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2011 and 2010 was $11.88 and $9.40 per RSU, respectively. The aggregate intrinsic value of RSUs vested during the nine months ended September 30, 2011 and 2010 was $27.2 million and $26.8 million, respectively. As of September 30, 2011, the aggregate intrinsic value of non-vested RSUs, net of estimated forfeitures, was $61.7 million. As of September 30, 2011, unrecognized compensation expense related to non-vested RSUs was approximately $42.3 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.5 years.
5. Net Income Per Share
     The following table presents the computation of basic and diluted net income per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
Net income	$19,102	$14,275	$46,464	$28,118
Basic net income per share:
Weighted average common shares outstanding	138,679	132,774	137,539	131,517

Basic net income per share	$0.14	$0.11	$0.34	$0.21

Diluted net income per share:
Weighted average common shares outstanding	138,679	132,774	137,539	131,517
Weighted average dilutive common share equivalents	3,929	6,469	4,221	6,796

Weighted average common shares and dilutive common share equivalents	142,608	139,243	141,760	138,313

Diluted net income per share	$0.13	$0.10	$0.33	$0.20

Anti-dilutive options and share-based awards not included in the calculation	79	1	28	2

     Included in weighted average dilutive common share equivalents are restricted shares associated with the Nitro and DAD acquisitions. These shares were reflected in weighted average dilutive common share equivalents as they were contingent shares during the periods presented.

6. Commitments and Contingencies
     The Company is subject to certain legal proceedings and claims incidental to the operations of its business. The Company is also subject to certain other legal proceedings and claims that have arisen in the course of business and that have not been fully adjudicated. The Company currently does not anticipate that these matters, if resolved against the Company, will have a material adverse impact on its financial results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.
     The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims totaling approximately $0.3 million, for which the likelihood of a loss is considered more than remote, and various administrative audits, each of which has arisen in the ordinary course of business. The Company has recorded an accrual as of September 30, 2011 of approximately $0.3 million related to certain of these items for which the likelihood of a loss is considered probable. During the three months ended September 30, 2011, the Company made a payment of $0.9 million to settle a claim which initially had been accrued as a contingent liability as of March 31, 2011.
     Although the Company intends to defend these matters vigorously, the ultimate outcome of these matters is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that the Company has previously accrued.
7. Restructuring and Other Related Charges
2011 — Restructuring Events
     During the three months ended September 30, 2011, the Company consolidated its New York City operations into one office space. As such, the Company exited a leased office space and recorded a restructuring charge of $0.9 million, consisting of contractual rental commitments and related costs, offset by sub-lease income. The term of the restructured lease ends in January 2016.
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
     The following table presents activity during the nine months ended September 30, 2011 related to the 2011 restructuring events (in thousands):

	Workforce	Facilities	Total
Balance, December 31, 2010	$—	$—	$—
2011 provisions	5,687	934	6,621
Non-cash portion of 2011 provisions	(4,612)	—	(4,612)
Cash utilized	(1,075)	(56)	(1,131)

Balance, September 30, 2011	$—	$878	$878

     The total remaining accrued restructuring balance for the 2011 restructuring events of $0.9 million as of September 30, 2011 is expected to be paid in full by March 31, 2016.
2010 — Restructuring Event
     During the three months ended March 31, 2010, the Company consolidated its UK operations into one office space. As such, the Company exited one leased office space and recorded a restructuring charge of $0.9 million, consisting of contractual rental commitments and related costs, offset by estimated sub-lease income. The term of this lease ended in March 2011. For the nine months ended September 30, 2011, the Company recorded a net restructuring benefit associated with the 2010 restructuring event of less than $0.1 million, relating to changes in the estimated costs to be incurred. The following table presents activity during the nine months ended September 30, 2011 related to the 2010 restructuring event (in thousands):

Facilities
Balance, December 31, 2010	$242
2011 benefits, net	(23)
Cash utilized	(158)

Balance, September 30, 2011	$61

     The total remaining accrued restructuring balance for the 2010 restructuring event of $0.1 million as of September 30, 2011 is expected to be paid in full by March 31, 2012.

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
     For the nine months ended September 30, 2011, the Company recorded net restructuring charges associated with the 2001, 2002 and 2003 restructuring events of $0.2 million. This consisted primarily of a $0.3 million charge recorded in the three months ended September 30, 2011, relating to future payments owed to the Company under a sub-lease of one of the previously restructured office spaces which are no longer expected to be collected. This charge was partially offset by net benefits of $0.1 million recorded during the nine months ended September 30, 2011, primarily relating to changes in the estimated operating expenses to be incurred in connection with one of the previously restructured office leases.
     For the nine months ended September 30, 2010, the Company recorded a net restructuring benefit of $0.4 million, primarily relating to changes in the estimated operating expenses to be incurred and sub-lease income to be received in connection with one of the previously restructured office leases, which ends in the fourth quarter of 2011.
     The following table presents activity during the nine months ended September 30, 2011 related to the 2001, 2002 and 2003 restructuring events (in thousands):

Facilities
Balance, December 31, 2010	$2,887
2011 charges, net	179
Cash utilized	(2,390)

Balance, September 30, 2011	$676

     The total remaining accrued restructuring balance for the 2001, 2002 and 2003 events of $0.7 million as of September 30, 2011 is expected to be paid in full by November 2011.
8. Income Taxes
     For the three and nine months ended September 30, 2011, the Company recorded income tax provisions of $12.1 million and $29.0 million, respectively, compared to $6.6 million and $16.2 million for the three and nine months ended September 30, 2010, respectively. Income tax is related to federal, state, and foreign tax obligations. The increases in tax expense were primarily related to increases in profits.
     The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction, and as a result of acquisitions. For the three and nine months ended September 30, 2011, the Company’s effective tax rate varied from the statutory tax rate primarily due to state income taxes, changes in uncertain tax positions, and foreign earnings and related taxes, including the tax rate differential attributable to income earned by the Company’s foreign subsidiaries and deferred taxes on unremitted earnings.
     The Company enjoys the benefits of income tax holidays in certain jurisdictions in which it operates. Tax holidays for certain of the Company’s India locations expired on March 31, 2011. In 2009, the Company established a new India unit in a Special Economic Zone (“SEZ”) which is entitled to a five year, 100% tax holiday. Immediately following the expiration of the 100% tax holiday, the SEZ unit is entitled to a five year, 50% tax holiday.
     Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2011, a valuation allowance is maintained against deferred tax assets associated with certain state and stock-based compensation-related net operating loss carryforwards. Additionally, the Company maintains a valuation allowance against its deferred tax assets in Switzerland but believes that deferred tax assets in various other foreign jurisdictions are more likely than not to be realized, and therefore, no valuation allowance has been recorded against these assets.
     The Company had gross unrecognized tax benefits, including interest and penalties, of approximately $14.1 million as of September 30, 2011 and $12.0 million as of December 31, 2010. These balances represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2011 and December 31, 2010, accrued interest and penalties totaled approximately $1.3 million and $1.1 million, respectively.
     The Company conducts business globally and, as a result, its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including major jurisdictions such as Canada, Germany, India, the United Kingdom and the United States. The Company’s U.S. federal tax filings are open for examination for tax years 2008 through the present. The statutes of limitations in the Company’s other tax jurisdictions remain open for 2004 through the present. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in a future period.
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

9. Comprehensive Income
     The following table presents the components of comprehensive income for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$19,102	$14,275	$46,464	$28,118
Foreign currency translation (loss) gain	(14,673)	8,889	(9,428)	2,814
Unrealized gain (loss) on available-for-sale securities	—	—	21	(4)

Comprehensive income	$4,429	$23,164	$37,057	$30,928

10. Segment Information
     The Company has discrete financial data by operating segments available based on its method of internal reporting, which disaggregates its operations. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance.
     The Company does not allocate certain marketing and general and administrative expenses to its business unit segments because these activities are managed separately from the business units. Management does not allocate restructuring and other related charges, amortization of purchased intangible assets, stock-based compensation expense, acquisition costs and other related charges, or interest and other income, net to the segments for the review of results by the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM, and therefore, the Company has not disclosed asset information for the operating segments.
     The following tables present the service revenues and income before income taxes attributable to these operating segments for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service Revenues:
SapientNitro	$178,745	$134,840	$501,719	$376,079
Sapient Global Markets	70,489	69,135	216,338	188,431
Sapient Government Services	13,496	13,082	40,629	36,121

Consolidated Service Revenues	$262,730	$217,057	$758,686	$600,631

Income Before Income Taxes:
SapientNitro	$60,334	$41,359	$159,952	$106,339
Sapient Global Markets	23,419	21,637	65,728	61,631
Sapient Government Services	4,216	3,732	11,726	10,130

Total reportable segments operating income (1)	87,969	66,728	237,406	178,100
Less reconciling items (2)	(56,808)	(45,808)	(161,912)	(133,774)

Consolidated Income Before Income Taxes	$31,161	$20,920	$75,494	$44,326

(1)	Segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Centrally managed functions	$49,829	$41,126	$143,559	$117,952
Restructuring and other related charges	1,191	34	6,777	448
Amortization of purchased intangible assets	1,725	1,301	4,286	4,127
Stock-based compensation expense	5,018	4,289	14,237	13,924
Interest and other income, net	(2,037)	(942)	(4,752)	(2,487)
Acquisition costs and other related charges	1,082	—	1,305	111
Unallocated expenses (a)	—	—	(3,500)	(301)

Total	$56,808	$45,808	$161,912	$133,774

(a)	Reflects stock option restatement-related benefits.
11. Geographic Data
     The following tables present data for the geographic regions in which the Company operates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Service revenues (1):
United States	$160,561	$128,315	$460,820	$352,265
International	102,169	88,742	297,866	248,366

Total service revenues	$262,730	$217,057	$758,686	$600,631

	September 30,	December 31,
	2011	2010

Long-lived tangible assets (2):
United States	$24,790	$14,792
United Kingdom	6,588	3,936
India	17,413	13,771
Rest of International	4,369	3,072

Total long-lived tangible assets (3)	$53,160	$35,571

(1)	Allocation of service revenues to individual countries is based on the location of the Sapient legal entity that contracts with the customer.

(2)	Allocation of long-lived tangible assets to individual countries is based on the location of the Sapient legal entity that has title to the assets.

(3)	Reflects net book value of the Company’s property and equipment.
12. Goodwill and Purchased Intangible Assets
     The following table summarizes goodwill allocated to the Company’s business segments as of September 30, 2011 and December 31, 2010 (in thousands):

		Sapient Global
	SapientNitro	Markets	Total
Goodwill as of December 31, 2010	$52,902	$24,963	$77,865
Goodwill acquired during the period	27,207	—	27,207
Contingent consideration recorded during the period	—	4,872	4,872
Foreign currency exchange rate effect	(891)	(381)	(1,272)

Goodwill as of September 30, 2011	$79,218	$29,454	$108,672

     The following table summarizes purchased intangible assets as of September 30, 2011 and December 31, 2010 (in thousands; the gross carrying amounts of purchased intangible assets denominated in foreign currencies are reflected at the respective balance sheet date exchange rate):

	September 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer lists and customer relationships	$42,907	$(15,029)	$27,878	$22,954	$(12,351)	$10,603
SAP license agreement	1,100	(1,100)	—	1,100	(1,100)	—
Non-compete agreements	10,087	(4,203)	5,884	8,538	(3,074)	5,464
Intellectual property	4,342	(53)	4,289	—	—	—
Tradename	3,580	(1,965)	1,615	3,149	(1,587)	1,562

Total purchased intangible assets	$62,016	$(22,350)	$39,666	$35,741	$(18,112)	$17,629

     Amortization expense related to purchased intangible assets was $1.7 million and $1.3 million for the three months ended September 30, 2011 and 2010, respectively, and $4.3 million and $4.1 million for the nine months ended September 30, 2011 and 2010, respectively.
     The estimated future amortization expense of purchased intangible assets as of September 30, 2011 is as follows (in thousands):

Total
2011 (remainder of year)	$2,511
2012	10,777
2013	9,328
2014	6,135
2015	4,204
Thereafter	6,711

Total	$39,666

13. Foreign Currency Exposures and Derivative Instruments
Foreign Currency Transaction Exposure:
     Foreign currency transaction exposure is derived primarily from intercompany transactions of a short-term nature and transactions with customers or vendors in currencies other than the functional currency of the legal entity in which the transaction is recorded. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency at each reporting period using period-end exchange rates and any resulting gain or loss as a result of currency fluctuations is recorded in general and administrative expenses in the Company’s consolidated and condensed statements of operations. Foreign currency transaction gains of $0.3 million and losses of $0.4 million were recorded for the three months ended September 30, 2011 and 2010, respectively. Foreign currency transaction gains of $0.7 million and losses of $1.2 million were recorded for the nine months ended September 30, 2011 and 2010, respectively.
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
     Approximately 17% of the Company’s operating expenses for the nine months ended September 30, 2011 was incurred by foreign subsidiaries whose functional currency is the Indian rupee. Because the Company has minimal associated revenues in its Indian rupee functional currency entities, any significant movement in the exchange rate between the U.S. dollar and the rupee has a significant impact on its operating expenses and operating profit. Approximately 14%, 3% and 7% of service revenues for the nine months ended September 30, 2011 were generated by foreign subsidiaries whose functional currencies are the British pound sterling, euro and Canadian dollar, respectively. Any significant movements in the exchange rates between the U.S. dollar and the British pound sterling, the U.S. dollar and the euro, and the U.S. dollar and the Canadian dollar have a significant impact on the Company’s service revenues and operating income. The Company manages these foreign currency translation exposures through a risk management program which is designed to mitigate its exposure to operating expenses incurred by foreign subsidiaries whose functional currency is the Indian rupee and operating margins in foreign subsidiaries whose functional currencies are the British pound sterling, the euro and the Canadian dollar. This program includes the use of derivative financial instruments which are not designated as accounting hedges. The Company uses foreign exchange option contracts to mitigate its foreign currency exposure to movements of the Indian rupee, British pound sterling, euro, and Canadian dollar relative to the U.S. dollar. Currently, the Company enters into 30-day average rate instruments covering a rolling 90-day period with the following notional amounts:
•	350 million Indian rupees (approximately $7.1 million)

•	2.0 million British pounds sterling (approximately $3.1 million)

•	0.1 million euros (approximately $0.1 million)

•	2.5 million Canadian dollars (approximately $2.4 million)
     Because these instruments are option collars that are settled on a net basis with the counterparty banks, the Company has not recorded the gross underlying notional amounts in its consolidated and condensed balance sheets as of September 30, 2011 and December 31, 2010.
     The following table presents the fair values of the derivative assets and liabilities recorded in the Company’s consolidated and condensed balance sheets as of September 30, 2011 and December 31, 2010 (in thousands):

	Derivative Assets		Derivative Liabilities
(Reported in Prepaid Expenses and Other
	Current Assets)		(Reported in Accrued Expenses)
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Foreign exchange option contracts not designated	$354	$133	$(563)	$—

     Realized and unrealized gains and losses on the Company’s foreign exchange option contracts are included in general and administrative expenses in the consolidated and condensed statements of operations. The following table presents the effect of net realized and unrealized gains and losses relating to the Company’s foreign exchange option contracts, on its results of operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(Loss) gain on foreign exchange option contracts not designated	$(123)	$(225)	$(494)	$367

14. Dividend Payments
     On August 4, 2011, the Company announced a special dividend of $0.35 per common share for stockholders as of the record date, August 15, 2011, which was paid on August 29, 2011. The dividend was a return of excess capital to stockholders.
     On February 18, 2010, the Company announced a special dividend of $0.35 per common share for stockholders as of the record date, March 1, 2010, which was paid on March 15, 2010. The dividend was a return of excess capital to stockholders.

     The cash amounts paid for the 2011 and 2010 dividends, $48.9 million and $46.8 million, respectively, are reflected as cash used in financing activities on the consolidated and condensed statements of cash flows.
15. Debt
     In May 2010, Sapient Consulting Pvt. Limited (an Indian subsidiary of the Company) entered into a $10,000,000 uncommitted revolving credit facility. This credit facility, which was scheduled to mature in May 2011, was renewed during the quarter ended June 30, 2011. Under the renewal agreement, the Company had a 175 million Indian rupee (approximately $3.9 million) uncommitted revolving credit facility through August 2011. The borrowing limit was reduced to 50 million Indian rupees (approximately $1.0 million) in September 2011, and the credit facility expires in December 2011. This credit facility can be used to finance working capital requirements, capital expenditures or any other purpose which may be permissible under local regulations. Borrowings in Indian rupees bear interest at prevailing local borrowing rates, dependent on the payback period selected at the time of borrowing. There are no covenants based on financial measures governing this facility. As of September 30, 2011, the Company had no loans outstanding. Amounts owed under this credit facility are recorded in accrued expenses on the consolidated and condensed balance sheets. The following table presents activity under this credit facility for the nine months ended September 30, 2011 (in thousands):

Credit Facility
Balance, December 31, 2010	$4,420
Proceeds from credit facility	10,387
Repayments of credit facility	(14,807)

Balance, September 30, 2011	$—

16. Recent Accounting Pronouncements
     In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement. ASU 2011-04 provides a consistent definition of fair value and ensures that fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances disclosure requirements. ASU 2011-04 is effective for annual and interim periods beginning after December 15, 2011 and must be applied prospectively. Early adoption by public entities is not permitted. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its financial condition, results of operations or cash flows.
     In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income, which amends ASC Topic 220, Comprehensive Income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as a part of the statement of shareholders’ equity and requires other comprehensive income to be presented as part of a single continuous statement of comprehensive income or in a statement of other comprehensive income immediately following the statement of operations. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and must be retrospectively applied to all reporting periods presented. Early adoption is permitted, but the Company does not plan to adopt ASU 2011-05 early. ASU 2011-05 will not have an impact on the Company’s financial condition, results of operations or cash flows.
     In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”), Testing Goodwill for Impairment, which amends ASC Topic 350, Intangibles — Goodwill and Other, with regard to performing annual and interim goodwill impairment tests. ASU 2011-08 provides entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. An entity can perform the qualitative assessment on some, all or none of its reporting units. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. Under ASU 2011-08, an entity will have the option to first assess qualitative factors to determine whether performing the current two-step impairment test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the quantitative impairment test will be required. Otherwise, no further testing will be required. The qualitative indicators will also replace those currently used to determine whether an interim goodwill impairment test is required, and will also be used when assessing whether to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts.
     The Company elected to early adopt ASU 2011-08, effective October 1, 2011. Therefore, the Company will perform its annual goodwill impairment test during the fourth quarter of the year ending December 31, 2011 under the amended standard. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its financial condition, results of operations or cash flows.

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
Summary of Results of Operations
     The following table presents a summary of our results of operations for the three and nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
	2011	2010	Dollars	Percentage	2011	2010	Dollars	Percentage
Service revenues	$262,730	$217,057	$45,673	21%	$758,686	$600,631	$158,055	26%
Income from operations	$29,124	$19,978	$9,146	46%	$70,742	$41,839	$28,903	69%
Net income	$19,102	$14,275	$4,827	34%	$46,464	$28,118	$18,346	65%
     The increases in service revenues for the three and nine months ended September 30, 2011 were primarily due to increases in demand for our services in 2011 compared to 2010, and to a lesser extent, revenues generated from the two acquisitions completed during the three months ended September 30, 2011. The increases in income from operations and net income were primarily due to the increases in service revenues coupled with our management of project personnel, sales and marketing, and general and administrative expenses, all of which decreased or remained unchanged as a percentage of service revenues in the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010.
     During the third quarter of 2011, we identified errors totaling $0.8 million in the recording of reimbursable expenses, which overstated income from operations in the second quarter of 2011. We recorded an increase to operating expenses of $0.8 million in the third quarter of 2011 to correct the errors. Management has concluded that the impact of these errors was not material to the affected prior period and that the correction of the errors is not material to the three months ended September 30, 2011.
Non-GAAP Financial Measures
     In our quarterly earnings press releases and conference calls, we discuss two key measures that are not calculated according to generally accepted accounting principles (“GAAP”). The first non-GAAP measure is operating income, as reported on our consolidated and condensed statements of operations, excluding certain expenses and benefits, which we refer to as “non-GAAP income from operations”. The second measure calculates non-GAAP income from operations as a percentage of reported services revenues, which we refer to as “non-GAAP operating margin”. Management believes that these non-GAAP measures help illustrate underlying trends in our business. We use these measures to establish budgets and operational goals (communicated internally and externally), manage our business, and evaluate our performance. We exclude certain expenses and benefits from non-GAAP income from operations that we believe are not reflective of these underlying business trends and are not useful measures in determining our operational performance and overall business strategy. Because the Company’s reported non-GAAP financial measures are not calculated according to GAAP, these measures may not necessarily be comparable to GAAP or similarly described non-GAAP measures reported by other companies within the Company’s industry. Consequently, Sapient’s non-GAAP financial measures should not be evaluated in isolation or supplant comparable GAAP measures, but, rather, should be considered together with its consolidated financial statements, which are prepared according to GAAP. The following table presents a reconciliation of income from operations as reported on our consolidated and condensed statements of operations to non-GAAP income from operations and non-GAAP operating margin for the three and nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service revenues	$262,730	$217,057	$758,686	$600,631

GAAP income from operations	$29,124	$19,978	$70,742	$41,839
Stock-based compensation expense	5,018	4,289	14,237	13,924
Restructuring and other related charges	1,191	34	6,777	448
Amortization of purchased intangible assets	1,725	1,301	4,286	4,127
Acquisition costs and other related charges	1,082	—	1,305	111
Stock-based compensation review and restatement benefit	—	—	(3,500)	(301)

Non-GAAP income from operations	$38,140	$25,602	$93,847	$60,148

GAAP operating margin	11.1%	9.2%	9.3%	7.0%
Effect of adjustments detailed above	3.4%	2.6%	3.1%	3.0%

Non-GAAP operating margin	14.5%	11.8%	12.4%	10.0%

     Non-GAAP income from operations increased in the three and nine months ended September 30, 2011 compared to the same periods in 2010, primarily due to the improvement in reported income from operations. Please see the “Results of Operations” section for a more detailed discussion and analysis of the excluded items. During the first quarter of 2011, we received insurance recovery proceeds of $3.5 million as reimbursement for expenses incurred during the stock option review and restatement in 2006 and 2007. When the expenses were originally incurred, they were excluded from our non-GAAP operating income. Similarly, the $3.5 million benefit has been excluded from non-GAAP operating income in the current year.
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
Results of Operations
Three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010
     The following table presents the items included in our consolidated and condensed statements of operations as percentages of our service revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Service revenues	100%	100%	100%	100%
Reimbursable expenses	4%	5%	4%	5%

Total gross revenues	104%	105%	104%	105%

Operating expenses:
Project personnel expenses	67%	68%	69%	69%
Reimbursable expenses	4%	5%	4%	5%

Total project personnel expenses and reimbursable expenses	71%	73%	73%	74%
Selling and marketing expenses	3%	4%	4%	5%
General and administrative expenses	17%	18%	17%	18%
Restructuring and other related charges	1%	0%	1%	0%
Amortization of purchased intangible assets	1%	1%	0%	1%
Acquisition costs and other related charges	0%	0%	0%	0%

Total operating expenses	93%	96%	95%	98%

Income from operations	11%	9%	9%	7%
Interest and other income, net	1%	1%	1%	0%

Income before income taxes	12%	10%	10%	7%
Provision for income taxes	5%	3%	4%	2%

Net income	7%	7%	6%	5%

Service Revenues
     Our service revenues for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended September 30,			Percentage
	2011	2010	Increase	Increase
Service revenues	$262,730	$217,057	$45,673	21%

	Nine Months Ended September 30,			Percentage
	2011	2010	Increase	Increase
Service revenues	$758,686	$600,631	$158,055	26%
     The increase in service revenues for the three months ended September 30, 2011 was primarily due to increases in demand for our services compared to the same period in 2010, and to a lesser extent, revenues generated from the two companies we acquired during the three months ended September 30, 2011. The following table presents our service revenues by industry sector for the three months ended September 30, 2011 and 2010 (in millions, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)
Industry Sector	2011	2010	Dollars	Percentage
Consumer, Travel & Automotive	$103.0	$68.7	$34.3	50%
Financial Services	79.4	71.6	7.8	11%
Technology & Communications	30.4	30.9	(0.5)	(2)%
Government, Health & Education	30.8	25.1	5.7	23%
Energy Services	19.1	20.8	(1.7)	(8)%

Total service revenues	$262.7	$217.1	$45.6	21%

     The increases noted above were the result of increases in demand for our services in these sectors. The decreases in the Technology & Communications and Energy Services sectors were the result of decreases in demand for our services in those sectors. In constant currency terms, service revenues increased 19% compared to the same period in 2010, as the U.S. dollar has depreciated in value against the local currencies in certain geographies in which our foreign subsidiaries operate.
     The increases in demand across our industry sectors caused our average project personnel peoplecount to increase 18% for the three months ended September 30, 2011 compared to the same period in 2010. Utilization, which represents the percentage of our project personnel’s time spent on billable client work, was 72% for the three months ended September 30, 2011, compared to 75% for the same period in 2010. We also increased our use of external contractors and consultants by 2% compared to 2010, based on demand for our services concentrated in specialized areas.
     Our five largest customers, in the aggregate, accounted for approximately 19% of our service revenues for the three months ended September 30, 2011, compared to 20% for the same period in 2010. For the three months ended September 30, 2011 and 2010, no single customer accounted for more than 10% of our service revenues. Long-Term and Retainer Revenues represented 48% of our service revenues for the three months ended September 30, 2011, compared to 46% for the same period in 2010. Long-Term and Retainer Revenues are revenues from contracts with durations of at least twelve months, as well as revenues from applications management and long-term support projects, which are cancelable.

     The increase in service revenues for the nine months ended September 30, 2011 was also primarily due to increases in demand for our services compared to the same period in 2010. The following table presents our service revenues by industry sector for the nine months ended September 30, 2011 and 2010 (in millions, except percentages):

	Nine Months Ended September 30,		Increase / (Decrease)
Industry Sector	2011	2010	Dollars	Percentage
Consumer, Travel & Automotive	$278.5	$182.7	$95.8	52%
Financial Services	243.2	191.4	51.8	27%
Technology & Communications	93.1	86.3	6.8	8%
Government, Health & Education	84.1	79.0	5.1	6%
Energy Services	59.8	61.2	(1.4)	(2)%

Total service revenues	$758.7	$600.6	$158.1	26%

     The increases in the industry sectors noted above were the result of increases in demand for our services in these sectors. The decrease in Energy Services was the result of a decrease in demand in that sector. In constant currency terms, service revenues increased 24% compared to the same period in 2010, as the U.S. dollar has depreciated in value against the local currencies in certain geographies in which our foreign subsidiaries operate.
     The increases in demand across the majority of our industry sectors caused our average project personnel peoplecount to increase 24% for the nine months ended September 30, 2011 compared to the same period in 2010. Utilization, which represents the percentage of our project personnel’s time spent on billable client work, was 71% for the nine months ended September 30, 2011, compared to 76% for the same period in 2010. We also increased our use of external contractors and consultants by 11% compared to 2010, based on demand for our services concentrated in specialized areas.
     Our five largest customers, in the aggregate, accounted for approximately 20% of our service revenues for the nine months ended September 30, 2011, compared to 20% for the same period in 2010. For the nine months ended September 30, 2011 and 2010, no single customer accounted for more than 10% of our service revenues. Long-Term and Retainer Revenues represented 47% of our service revenues for the nine months ended September 30, 2011, compared to 45% for the same period in 2010.
Project Personnel Expenses
     Project personnel expenses consist primarily of salaries and employee benefits for personnel dedicated to client projects, independent contractors and direct expenses incurred to complete projects that were not reimbursed by the client. These costs represent the most significant expense we incur in providing our services. The following table presents our project personnel expenses for the three and nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,		Increase/	Percentage
	2011	2010	(Decrease)	Increase
Project personnel expenses	$176,639	$148,003	$28,636	19%
Project personnel expenses as a percentage of service revenues	67%	68%	(1 point)

	Nine Months Ended September 30,			Percentage
	2011	2010	Increase	Increase
Project personnel expenses	$520,054	$415,115	$104,939	25%
Project personnel expenses as a percentage of service revenues	69%	69%	0 points
     The increase for the three months ended September 30, 2011 was primarily due to the increase in project personnel peoplecount. Compensation expense increased $24.4 million, primarily due to the increase in peoplecount and the impact of annual raises and promotions. Travel costs increased $3.6 million, primarily due to the increase in peoplecount. The remaining net increase of $0.6 million was due to fluctuations in various other project personnel expenses.
     The increase for the nine months ended September 30, 2011 was also primarily due to the increase in project personnel peoplecount. Compensation expense increased $90.2 million, primarily due to the increase in peoplecount and the impact of annual raises and promotions. Use of external contractors and consultants increased $6.3 million based on demand for our services in specialized areas. Travel costs increased $8.5 million, primarily due to the increase in peoplecount.
     During the third quarter of 2011, we identified errors totaling $0.8 million in the recording of reimbursable expenses, which overstated income from operations in the second quarter of 2011. We recorded an increase to project personnel expenses of $0.8 million in the third quarter of 2011 to correct the error. Management has concluded that that the impact of these errors was not material to the affected prior period and that the correction of the errors is not material to the three months ended September 30, 2011.
Selling and Marketing Expenses
     Selling and marketing expenses consist primarily of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses. The following table presents our selling and marketing expenses for the three and nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,			Percentage
	2011	2010	Decrease	Decrease
Selling and marketing expenses	$8,632	$9,298	$(666)	(7)%
Selling and marketing expenses as a percentage of service revenues	3%	4%	(1 point)

	Nine Months Ended September 30,		Increase/	Percentage
	2011	2010	(Decrease)	Increase
Selling and marketing expenses	$29,104	$28,170	$934	3%
Selling and marketing expenses as a percentage of service revenues	4%	5%	(1 point)
     The decrease for the three months ended September 30, 2011 was primarily due to a decrease of $0.9 million in external consultant costs. This decrease was partially offset by a $0.3 million increase in compensation expense, primarily due to an increase in peoplecount and the impact of annual raises and promotions. The remaining net decrease of $0.1 million was due to fluctuations in various other selling and marketing expenses.
     The increase for the nine months ended September 30, 2011 was primarily due to costs incurred to support the 26% increase in service revenues, and to a lesser extent, an increase in sales and marketing peoplecount. Compensation expense increased $0.7 million, primarily due to the increase in peoplecount and the impact of annual raises and promotions. Travel costs increased $0.8 million, primarily due to the increase in marketing peoplecount. External consultant costs decreased $0.6 million.
General and Administrative Expenses
     General and administrative expenses consist primarily of salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative functions, and depreciation and occupancy expenses. The following table presents our general and administrative expenses for the three and nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,		Increase/	Percentage
	2011	2010	(Decrease)	Increase
General and administrative expenses	$44,337	$38,443	$5,894	15%
General and administrative expenses as a percentage of service revenues	17%	18%	(1 point)

	Nine Months Ended September 30,		Increase/	Percentage
	2011	2010	(Decrease)	Increase
General and administrative expenses	$126,418	$110,821	$15,597	14%
General and administrative expenses as a percentage of service revenues	17%	18%	(1 point)
     The increase for the three months ended September 30, 2011 was primarily due to the following factors:
•	facilities expenses increased $3.4 million, primarily due to office space expansions in several locations during the first nine months of 2011; and

•	compensation expense increased $2.7 million due to an increase in general and administrative peoplecount and the impact of annual raises and promotions.
     These increases were partially offset by a decrease in expenses relating to currency gains and losses, as a gain of $0.3 million was recorded in 2011, compared to a loss of $0.4 million in 2010. The remaining net increase of $0.5 million was due to fluctuations in various other general and administrative expenses.
     The increase for the nine months ended September 30, 2011 was primarily due to the following factors:
•	facilities expenses increased $8.1 million, primarily due to office space expansions in several locations during the first nine months of 2011;

•	compensation expense increased $6.0 million due to an increase in general and administrative peoplecount and the impact of annual raises and promotions;

•	insurance costs increased $4.3 million due to the increase in peoplecount and rate increases;

•	travel costs increased $1.0 million, primarily due to the increase in peoplecount; and

•	$0.9 million relating to settlement of a legal matter was recorded in 2011, while no such costs were recorded in 2010.

     These increases were partially offset by the following factors:
•	insurance recovery proceeds of $3.5 million were received during the first quarter of 2011 as reimbursement for expenses incurred during the stock option review and restatement in 2006 and 2007; and
•	expenses relating to currency gains and losses decreased by $1.9 million (a gain of $0.7 million was recorded in 2011, compared to a loss of $1.2 million in 2010).
     The remaining net increase of $0.7 million was due to fluctuations in various other general and administrative expenses.
Restructuring and Other Related Charges
     Restructuring and other related charges were $1.2 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively. The charge recorded in the three months ended September 30, 2011 included $0.9 million related primarily to the consolidation of our New York City operations into one office space, and $0.3 million related to future payments owed to us under a sub-lease of one of the previously restructured office spaces which are no longer expected to be collected. The charge recorded in the three months ended September 30, 2010 was related to changes in the estimated costs to be incurred in connection with a previously restructured office lease.
     Restructuring and other related charges were $6.8 million and $0.4 million for the nine months ended September 30, 2011 and 2010, respectively. Net restructuring charges for the nine months ended September 30, 2011 consisted primarily of a charge of $5.7 million which was recorded in the first quarter of 2011. This charge was related to cash and other termination benefits for two former Nitro executives whose positions were made redundant, as well as the re-positioning of a portion of our SapientNitro business in Australia from traditional advertising capabilities to digitally-led capabilities. This charge consisted of $1.1 million of cash severance and other associated termination benefits, and a $4.6 million non-cash charge related to the acceleration of unrecognized compensation expense for stock-based awards. Net restructuring charges for the nine months ended September 30, 2011 also included the charges described above which were recorded in the three months ended September 30, 2011. Net restructuring charges of $0.4 million recorded in the nine months ended September 30, 2010 consisted of a $0.8 million charge relating to the consolidation of our UK operations into one office space, partially offset by benefits of $0.4 million related to changes in the estimated operating expenses to be incurred and sub-lease income to be received in connection with a previously restructured lease, which ends in the fourth quarter of 2011.
Amortization of Purchased Intangible Assets
     Purchased intangible assets consist of non-compete and non-solicitation agreements, customer lists, developed technology, intellectual property and tradenames acquired in business combinations. Amortization of purchased intangible assets was $1.7 million and $1.3 million for the three months ended September 30, 2011 and 2010, respectively, and was $4.3 million and $4.1 million for the nine months ended September 30, 2011 and 2010, respectively. The increases in expense were primarily due to the impact of newly recorded intangible assets resulting from acquisitions which occurred during the three months ended September 30, 2011.
Acquisition Costs and Other Related Charges
     Acquisition costs and other related charges are costs associated with third-party professional services we utilize related to our evaluation process for potential acquisition opportunities. Although we may incur such costs, the related potential transaction(s) may never be consummated. Acquisition costs and other related charges were $1.1 million and zero for the three months ended September 30, 2011 and 2010, respectively, and were $1.3 million and $0.1 million for the nine months ended September 30, 2011 and 2010, respectively. The increases in expense were primarily due to the two acquisitions which occurred during the three months ended September 30, 2011.
     Our acquisition of DAD during the three months ended September 30, 2011 included contingent consideration liabilities, which have been measured at fair value. Until these liabilities are settled, they must be remeasured to fair value each reporting period, with the changes included in earnings. Changes in the fair value of these liabilities will be recorded as a component of acquisition costs and other related charges. We may also incur additional acquisition costs and other related charges in future periods resulting from the evaluation of potential acquisition targets.
Interest and Other Income, Net
     Interest and other income, net, consists primarily of interest income, which is derived primarily from investments in U.S. government securities, bank time deposits and money market funds. The following table presents interest and other income, net for the three and nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,			Percentage
	2011	2010	Increase	Increase
Interest and other income, net	$2,037	$942	$1,095	116%

	Nine Months Ended September 30,			Percentage
	2011	2010	Increase	Increase
Interest and other income, net	$4,752	$2,487	$2,265	91%
     The increases for the three and nine months ended September 30, 2011 were primarily due to increases in interest income. Interest income increased primarily due to higher local interest rates on our foreign currency cash and equivalents, and higher average cash balances, during the three and nine months ended September 30, 2011 as compared to the same periods in 2010.

Provision for Income Taxes
     The provision for income taxes was $12.1 million and $29.0 million for the three and nine months ended September 30, 2011, respectively, compared to $6.6 million and $16.2 million for the three and nine months ended September 30, 2010, respectively. Income tax is related to federal, state and foreign tax obligations. The increases in tax expense were primarily related to increases in profits.
     Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions. For the three and nine months ended September 30, 2011, our effective tax rate varied from the statutory tax rate primarily due to state income taxes, changes in uncertain tax positions, and foreign earnings and related taxes, including the tax rate differential attributable to income earned by our foreign subsidiaries and deferred taxes on unremitted earnings.
     We enjoy the benefits of income tax holidays in certain jurisdictions in which we operate. Tax holidays for certain of our India locations expired on March 31, 2011. In 2009, we established a new India unit in a Special Economic Zone (“SEZ”) which is entitled to a five year, 100% tax holiday. Immediately following the expiration of the 100% tax holiday, the SEZ unit is entitled to a five year, 50% tax holiday.
     Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2011, a valuation allowance is maintained against deferred tax assets associated with certain state and stock-based compensation-related net operating loss carryforwards. Additionally, we maintain a valuation allowance against our deferred tax assets in Switzerland but believe that deferred tax assets in various other foreign jurisdictions are more likely than not to be realized and, therefore, no valuation allowance has been recorded against these assets.
     We had gross unrecognized tax benefits, including interest and penalties, of approximately $14.1 million as of September 30, 2011 and $12.0 million as of December 31, 2010. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of our effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2011 and December 31, 2010, accrued interest and penalties totaled approximately $1.3 million and $1.1 million, respectively.
     We conduct business globally and, as a result, our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Canada, Germany, India, the United Kingdom and the United States. Our U.S. federal tax filings are open for examination for tax years 2008 through the present. The statutes of limitation in our other tax jurisdictions remain open for 2004 through the present. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in a future period.
     Although we believe our tax estimates are appropriate, the final determination of tax audits could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of tax audits in the next twelve months and the expiration of relevant statutes of limitation could result in a decrease in our unrecognized tax benefits of an amount between $0.5 million and $1.5 million.
Results by Operating Segment
     We have discrete financial data by operating segments available based on our method of internal reporting, which disaggregates our operations. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance.
     We do not allocate certain marketing and general and administrative expenses to our business unit segments because these activities are managed separately from the business units. Management does not allocate restructuring and other related charges, amortization of purchased intangible assets, stock-based compensation expense, acquisition costs and other related charges, or interest and other income, net to the segments for the review of results by the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM, and therefore, we have not disclosed asset information for the operating segments.
     The following tables present the service revenues and income before income taxes attributable to these operating segments for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service Revenues:
SapientNitro	$178,745	$134,840	$501,719	$376,079
Sapient Global Markets	70,489	69,135	216,338	188,431
Sapient Government Services	13,496	13,082	40,629	36,121

Consolidated Service Revenues	$262,730	$217,057	$758,686	$600,631

Income Before Income Taxes:
SapientNitro	$60,334	$41,359	$159,952	$106,339
Sapient Global Markets	23,419	21,637	65,728	61,631
Sapient Government Services	4,216	3,732	11,726	10,130

Total reportable segments operating income (1)	87,969	66,728	237,406	178,100
Less reconciling items (2)	(56,808)	(45,808)	(161,912)	(133,774)

Consolidated Income Before Income Taxes	$31,161	$20,920	$75,494	$44,326

(1)	Segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Centrally managed functions	$49,829	$41,126	$143,559	$117,952
Restructuring and other related charges	1,191	34	6,777	448
Amortization of purchased intangible assets	1,725	1,301	4,286	4,127
Stock-based compensation expense	5,018	4,289	14,237	13,924
Interest and other income, net	(2,037)	(942)	(4,752)	(2,487)
Acquisition costs and other related charges	1,082	—	1,305	111
Unallocated expenses (a)	—	—	(3,500)	(301)

Total	$56,808	$45,808	$161,912	$133,774

(a)	Reflects stock option restatement-related benefits.
     The increases in SapientNitro service revenues for the three and nine months ended September 30, 2011 were primarily due to increases in demand for SapientNitro’s services in the consumer, travel & automotive and financial services industry sectors. The following tables present SapientNitro service revenues by industry sector for the three and nine months ended September 30, 2011 and 2010 (in millions, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)
Industry Sector	2011	2010	Dollars	Percentage
Consumer, Travel & Automotive	$103.0	$68.7	$34.3	50%
Technology & Communications	30.1	30.9	(0.8)	(3)%
Financial Services	27.8	20.9	6.9	33%
Government, Health & Education	15.6	12.0	3.6	30%
Energy Services	2.2	2.3	(0.1)	(4)%

Total SapientNitro service revenues	$178.7	$134.8	$43.9	33%

	Nine Months Ended September 30,		Increase / (Decrease)
Industry Sector	2011	2010	Dollars	Percentage
Consumer, Travel & Automotive	$278.6	$182.7	$95.9	52%
Technology & Communications	92.4	86.3	6.1	7%
Financial Services	87.1	57.1	30.0	53%
Government, Health & Education	37.3	42.8	(5.5)	(13)%
Energy Services	6.3	7.1	(0.8)	(11)%

Total SapientNitro service revenues	$501.7	$376.0	$125.7	33%

     For the three and nine months ended September 30, 2011, the increases in industry sector service revenues were primarily the result of increases in demand in these sectors, while the decreases were the result of decreased demand. In constant currency terms, SapientNitro service revenues increased 30% for the three months ended September 30, 2011 and 31% for the nine months ended September 30, 2011, compared to the same periods in 2010. The overall increase in demand for our services contributed to SapientNitro’s average project personnel peoplecount increasing in 2011 compared to the same periods in 2010.
     The increases in Sapient Global Markets service revenues for the three and nine months ended September 30, 2011 were primarily due to increases in demand for Sapient Global Markets services in the financial services industry sector. The following tables present Sapient Global Markets service revenues by industry sector for the three and nine months ended September 30, 2011 and 2010 (in millions, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)
Industry Sector	2011	2010	Dollars	Percentage
Financial Services	$53.6	$50.7	$2.9	6%
Energy Services	16.9	18.5	(1.6)	(9)%

Total Sapient Global Markets service revenues	$70.5	$69.2	$1.3	2%

	Nine Months Ended September 30,		Increase / (Decrease)
Industry Sector	2011	2010	Dollars	Percentage
Financial Services	$162.8	$134.3	$28.5	21%
Energy Services	53.5	54.1	(0.6)	(1)%

Total Sapient Global Markets service revenues	$216.3	$188.4	$27.9	15%

     In constant currency terms, Sapient Global Markets service revenues were essentially unchanged for the three months ended September 30, 2011 and increased 12% for the nine months ended September 30, 2011, compared to the same periods in 2010. The overall increase in demand for our services contributed to Sapient Global Markets’ average project personnel peoplecount increasing in 2011 compared to the same periods in 2010.
     Service revenues for our Sapient Government Services operating segment increased 3% for the three months ended September 30, 2011 and 12% for the nine months ended September 30, 2011, compared to the same periods in 2010, due to increases in demand for our services in this segment. The increased demand contributed to Sapient Government Services’ average project personnel peoplecount increasing in 2011 compared to the same periods in 2010.
Operating Income by Operating Segments
     SapientNitro’s operating income increased as a percentage of related service revenues to 34% for the three months ended September 30, 2011 compared to 31% for the same period in 2010. SapientNitro’s operating income increased as a percentage of related service revenues to 32% for the nine months ended September 30, 2011 compared to 28% for the same period in 2010. These increases were primarily due to decreases in compensation expenses as a percentage of related service revenues in the three and nine months ended September 30, 2011 as compared to the same periods in 2010.
     Sapient Global Markets’ operating income increased as a percentage of related service revenues to 33% for the three months ended September 30, 2011 compared to 31% for the same period in 2010. This increase was primarily due to decreases in external contractors and consultant expenses, partially offset by an increase in travel expense, as a percentage of service revenues. Sapient Global Markets’ operating income decreased as a percentage of related service revenues to 30% for the nine months ended September 30, 2011 compared to 33% for the same period in 2010. This decrease was primarily due to increases in compensation expenses and travel expense as a percentage of related service revenues.
     Sapient Government Services’ operating income as a percentage of related service revenues was 31% for the three months ended September 30, 2011 compared to 29% for the same period in 2010. Sapient Government Services’ operating income as a percentage of related service revenues was 29% for the nine months ended September 30, 2011 compared to 28% for the same period in 2010.
Liquidity and Capital Resources

	September 30,	December 31,
	2011	2010
	(in thousands)
Cash, cash equivalents, restricted cash and marketable securities	$169,016	$234,087

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Summary of cash flow activities:
Net cash provided by operating activities	$62,939	$26,858
Net cash used in investing activities	$(73,165)	$(368)
Net cash used in financing activities	$(48,725)	$(37,901)
     We invest our excess cash predominantly in money market funds, time deposits with maturities of 90 days or less, and other cash equivalents. As of September 30, 2011, we had $169.0 million in cash, cash equivalents, restricted cash and marketable securities, compared to $234.1 million at December 31, 2010.
     As of September 30, 2011 and December 31, 2010, we had approximately $4.0 million and $4.5 million, respectively, held with various banks as collateral for letters of credit and performance bonds, and these amounts are classified as restricted cash on our consolidated and condensed balance sheets.

Cash provided by Operating Activities
     Cash provided by operating activities was $62.9 million for the nine months ended September 30, 2011. This resulted primarily from net income of $46.5 million and the addition of net non-cash items of $46.4 million, partially offset by $29.9 million of cash used for changes in working capital. Significant changes in working capital included an increase in unbilled revenues and accounts receivable of $28.7 million, primarily due to increases in service revenues, and an increase in prepaid expenses and other current assets of $6.0 million. Cash provided by operating activities increased compared to the nine months ended September 30, 2010 primarily due to an $18.3 million increase in net income and an $13.4 million increase in non-cash items.
     Days sales outstanding (“DSO”) is calculated based on the actual three months of total revenue and period end receivables, unbilled and deferred revenue balances. Our DSO increased 2% to 66 days as of September 30, 2011 as compared to DSO of 65 days as of December 31, 2010. DSO increased primarily due to the increase in unbilled revenues, specifically the timing of achieving certain project milestones and the timing of billings. Time and materials arrangements have longer billing cycles than fixed-price contracts, which increase DSO. Approximately 51% of our service revenues for the third quarter of 2011 was derived from time and materials arrangements as compared to 54% for the fourth quarter of 2010. We expect our unbilled revenues to be short-term in nature, with a majority being billed within 90 days.
Cash used in Investing Activities
     Cash used in investing activities was $73.2 million for the nine months ended September 30, 2011. This was primarily due to the use of $44.6 million (net of cash acquired) for the acquisitions of DAD and Clanmo, and the use of $28.7 million for capital expenditures, primarily for the build-out of offices in various locations and the costs of internally developed software. This was partially offset by $0.7 million provided by decreases in restricted cash balances. Cash used in investing activities was $0.4 million for the nine months ended September 30, 2010. The current period reflected more cash paid for acquisitions, as well as higher capital expenditures, primarily related to build-out costs for new offices.
Cash used in Financing Activities
     Cash used in financing activities was $48.7 million for the nine months ended September 30, 2011, primarily relating to a $48.9 million special dividend payment to holders of common stock and net repayments of $4.4 million under our revolving credit facility in India. We also repaid $3.8 million of debt assumed in the acquisition of DAD. This was partially offset by $8.4 million of proceeds from stock option exercises. Cash used in financing activities was $37.9 million for the nine months ended September 30, 2010, primarily relating to a $46.8 million special cash dividend payment to holders of common stock. This was partially offset by $5.9 million of proceeds from stock option exercises and borrowings of $3.1 million under our revolving credit facility in India.
     We use foreign exchange option contracts to mitigate the effects of exchange rate fluctuations on revenues and operating expenses denominated in certain foreign currencies. Please see Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our use of such derivative financial instruments.
     We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $0.3 million, for which the likelihood of a loss is considered more than remote, and various administrative audits, each of which have arisen in the ordinary course of our business. We have recorded an accrual as of September 30, 2011 of approximately $0.3 million related to certain of these items for which the likelihood of a loss is considered probable. During the three months ended September 30, 2011, we made a payment of $0.9 million to settle a claim which had initially been accrued as a contingent liability as of March 31, 2011.
     Although we intend to defend these matters vigorously, the ultimate outcome of these matters is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that we have previously accrued and may have a material effect on our operating results.
     We believe that our existing cash, credit facility and other short-term investments will be sufficient to meet our working capital and capital expenditure requirements, investing activities, and the expected cash outlays for our previously recorded restructuring activities for at least the next 12 months.
New Accounting Pronouncements
     In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement. ASU 2011-04 provides a consistent definition of fair value and ensures that fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances disclosure requirements. ASU 2011-04 is effective for annual and interim periods beginning after December 15, 2011 and must be applied prospectively. Early adoption by public entities is not permitted. We do not expect the adoption of ASU 2011-04 to have a material impact on our financial condition, results of operations or cash flows.
     In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income, which amends ASC Topic 220, Comprehensive Income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as a part of the statement of shareholders’ equity and requires other comprehensive income to be presented as part of a single continuous statement of comprehensive income or in a statement of other comprehensive income immediately following the statement of operations. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and must be retrospectively applied to all reporting periods presented. Early adoption is permitted, but we do not plan to adopt ASU 2011-05 early. ASU 2011-05 will not have an impact on our financial condition, results of operations or cash flows.
     In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”), Testing Goodwill for Impairment, which amends ASC Topic 350, Intangibles — Goodwill and Other, with regard to performing annual and interim goodwill impairment tests. ASU 2011-08 provides entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. An entity can perform the qualitative assessment on some, all or none of its reporting units. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. Under ASU 2011-08, an entity will have the option to first assess qualitative factors to determine whether performing the current two-step impairment test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the quantitative impairment test will be required. Otherwise, no further testing will be required. The qualitative indicators will also replace those currently used to determine whether an interim goodwill impairment test is required, and will also be used when assessing whether to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts.
     We elected to early adopt ASU 2011-08, effective October 1, 2011. Therefore, we will perform our annual goodwill impairment test during the fourth quarter of the year ending December 31, 2011 under the amended standard. We do not expect the adoption of ASU 2011-08 to have a material impact on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market values adversely impacted by an increase in market interest rates, while floating rate securities may produce less income than was expected if market interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, and we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. If the interest rate had fluctuated by 10%, the increase or decrease in value of our marketable securities would not have been material as of September 30, 2011 and our interest income would not have changed by a material amount for the three and nine months ended September 30, 2011.
     As of September 30, 2011, we held, at fair value, $1.3 million in auction rate securities (“ARS”) classified as available-for-sale. We do not intend to sell the remaining $1.4 million (amortized cost) in ARS classified as available-for-sale until a successful auction occurs, nor do we believe that we will be required to sell these securities at less than amortized cost before a successful auction occurs.
Exchange Rate Sensitivity
     We face exposure to adverse movements in foreign currency exchange rates because significant portions of our revenues, expenses, assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the British pound sterling, the euro, the Indian rupee and the Canadian dollar. These exposures may change over time as business practices evolve.
Foreign Currency Transaction Exposure:
     Foreign currency transaction exposure is derived primarily from intercompany transactions of a short-term nature and transactions with customers or vendors in currencies other than the functional currency of the legal entity in which the transaction is recorded. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency at each reporting period using period-end exchange rates and any resulting gain or loss as a result of currency fluctuations is recorded in general and administrative expenses in our consolidated and condensed statements of operations. Foreign currency transaction gains of $0.3 million and losses of $0.4 million were recorded for the three months ended September 30, 2011 and 2010, respectively. Foreign currency transaction gains of $0.7 million and losses of $1.2 million were recorded for the nine months ended September 30, 2011 and 2010, respectively.
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

     For the three months ended September 30, 2011, approximately 31% of our revenues and approximately 56% of our operating expenses were generated by our foreign subsidiaries and thus subject to foreign currency translation exposure, as compared to 41% and 57%, respectively, for the same period in 2010. For the nine months ended September 30, 2011, approximately 32% of our revenues and approximately 55% of our operating expenses were generated by our foreign subsidiaries and thus subject to foreign currency translation exposure, as compared to 41% and 56%, respectively, for the same period in 2010. In addition, 53% of our assets and 51% of our liabilities were subject to foreign currency translation exposure as of September 30, 2011, as compared to 52% of our assets and 52% of our liabilities as of December 31, 2010. We also have assets and liabilities in certain entities that are denominated in currencies other than the entity’s functional currency and are subject to foreign currency exposure, as described above.
     Approximately 17% of our operating expenses for the nine months ended September 30, 2011 was incurred by foreign subsidiaries whose functional currency is the Indian rupee. Because we have minimal associated revenues in Indian rupees, any significant movement in the exchange rate between the U.S. dollar and the rupee has a significant impact on our operating expenses and operating profit. Approximately 14%, 3% and 7% of our service revenues for the nine months ended September 30, 2011 were generated by foreign subsidiaries whose functional currencies are the British pound sterling, euro and Canadian dollar, respectively. Any significant movements in the exchange rates between the U.S. dollar and the British pound sterling, the U.S. dollar and the euro, and the U.S. dollar and the Canadian dollar have a significant impact on our service revenues and operating income. We manage these exposures through a risk management program which is designed to mitigate our exposure to operating expenses incurred by foreign subsidiaries whose functional currency is the Indian rupee and operating margins in foreign subsidiaries whose functional currencies are the British pound sterling, the euro and the Canadian dollar. This program includes the use of derivative financial instruments which are not designated as accounting hedges. As of September 30, 2011, we had option contracts outstanding in the notional amount of approximately $12.7 million ($7.1 million for our Indian rupee contracts, $3.1 million for our British pound sterling contracts, $0.1 million for our euro contracts and $2.4 million for our Canadian dollar contracts). Because these instruments are option collars that are settled on a net basis with the counterparty banks, we have not recorded the gross underlying notional amounts in our consolidated and condensed balance sheets as of September 30, 2011. The following table presents a summary of our net realized and unrealized gains/losses on these option contracts for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(Loss) gain on foreign exchange option contracts not designated	$(123)	$(225)	$(494)	$367

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

	Maximum Losses Resulting from
	Changes in Underlying Average
	Exchange Rates of:
Currency	10%	15%	20%
Indian rupee	$0.6	$1.3	$1.8
British pound sterling	$0.6	$0.9	$1.2
Euro	$0.1	$0.1	$0.1
Canadian dollar	$0.5	$0.7	$0.9
     These positions expire in October and November of 2011 and therefore, any realized losses in respect to these positions after September 30, 2011 would be recognized in the three months ending December 31, 2011.
     For additional quantitative and qualitative disclosures about market risk affecting Sapient, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness, as of September 30, 2011, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
     No changes in our internal control over financial reporting occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     We are subject to certain legal proceedings and claims, incidental to the operations of our business. We are also subject to certain other legal proceedings and claims that have arisen in the course of business that have not been fully adjudicated. We currently do not anticipate that these matters, if resolved against us, will have a material adverse impact on our financial results. However, the results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.
     We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling $0.3 million, for which the likelihood of a loss is considered more than remote, and various administrative audits each of which have arisen in the ordinary course of our business. We have recorded an accrual as of September 30, 2011 of approximately $0.3 million related to certain of these items for which the likelihood of a loss is considered probable. During the three months ended September 30, 2011, we made a payment of $0.9 million to settle a claim which initially had been accrued as a contingent liability as of March 31, 2011.
     Although we intend to defend these matters vigorously, the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts that we have previously accrued.

Item 1A.	Risk Factors
     You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. The following important factors, among others, could cause our actual business, financial condition and future results to differ materially from those contained in forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.
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
     We have offices throughout the world. Our international operations generate a significant percentage of our total revenues, and our GDD model is a key component of our ability to deliver our services successfully. Our international operations are subject to inherent risks, including:
•	economic recessions in foreign countries;

•	fluctuations in currency exchange rates or impositions of restrictive currency controls;

•	political instability, war or military conflict;

•	changes in regulatory requirements;

•	complexities and costs in effectively managing multi-national operations and associated internal controls and procedures;

•	significant changes in immigration policies or difficulties in obtaining required visas for our personnel and immigration approvals for international assignments;

•	restrictions imposed on the import and export of technologies in countries where we operate;

•	reduced protection for intellectual property in some countries; and

•	changes in tax laws.
     In particular, our GDD model depends heavily on our offices in Gurgaon, Bangalore and Noida, India. Any escalation in the political or military instability in India or Pakistan or the surrounding countries, or a business interruption resulting from a natural disaster, such as an earthquake, could hinder our ability to use GDD successfully and could result in material adverse effects to our business, financial condition and results of operations. Furthermore, the delivery of our services from remote locations causes us to rely on data, phone, power and other networks which are not as reliable in India as those in other countries where we operate. Any failures of these systems, or any failure of our systems generally, could affect the success of our GDD model. Remote delivery of our services also increases the complexity and risk of delivering our services, which could affect our ability to satisfy our clients’ expectations or perform our services within the estimated time frame and budget for each project. Changes to government structure or policies in countries in which we operate could negatively impact our operations if such changes were to limit or cease any benefits that may currently be available to us. For example, although the Indian government has historically offered generous tax incentives to induce foreign companies to base operations in India, new taxes have been introduced in recent years that partially offset those benefits. On April 1, 2009 the income tax incentive of one of our Software Technology Parks (“STPs”) Units in India expired. Beginning April 1, 2011, the income tax incentives applicable to our other two STPs Units in India expired. In addition, in 2009 we established a new India unit in a Special Economic Zone which is eligible for a five year, 100% tax holiday. The expiration of incentives may adversely affect our cost of operations and increase the risk of delivering our services on budget for client projects. Expiration of benefits provided to us by having operations based in India could have a material adverse effect on our business, financial condition and results of operations. In addition, it has become increasingly difficult to obtain necessary visas for certain international personnel, particularly technical personnel, working in our domestic offices, and to receive necessary immigration approvals for our domestic employees working abroad on international assignments. If these challenges continue or increase, it may limit our ability to engage the most desirable personnel for particular assignments, increase the time necessary to receive approvals to do so or prevent us from obtaining such approvals, and increase our costs, all of which could materially adversely affect our business and financial condition.
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
     We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues and receivables, purchases, payroll and investments, on both a transactional level and a financial statement translation basis. We also have a significant amount of foreign currency operating income and net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk because we incur a significant portion of our project costs in Indian rupees and earn revenue from our clients in other currencies. We will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost-effective to hedge foreign currencies. There is no guarantee that any hedging activity we may undertake will be effective or that our financial condition will not be negatively impacted by the currency exchange rate fluctuations of the Indian rupee versus the U.S. dollar. Costs for our delivery of services, including labor, could increase as a result of the decrease in value of the U.S. dollar against the Indian rupee, affecting our reported results.
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
     Jerry A. Greenberg, our former Co-Chairman of the Board of Directors and Chief Executive Officer of the Company and current member of our Board of Directors, and J. Stuart Moore, our former Co-Chairman of the Board of Directors and Co-Chief Executive Officer and current member of our Board of Directors, own, in the aggregate, approximately 19% of our outstanding common stock as of October 31, 2011. As a result, they have the ability to substantially influence and, in some cases, may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.
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

SAPIENT CORPORATION
PART II. OTHER INFORMATION

Item 6.	Exhibits

31.1*	Certification of Alan J. Herrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Alan J. Herrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	The following materials from Sapient Corporation on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated and Condensed Statements of Operations, (ii) the Consolidated and Condensed Balance Sheets, (iii) the Consolidated and Condensed Statements of Cash Flows and (iv) Notes to the Consolidated and Condensed Financial Statements, tagged as blocks of text.

*	Exhibits filed herewith.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Alan J. Herrick	President and Chief Executive Officer	November 7, 2011
Alan J. Herrick	(Principal Executive Officer)

/s/ Joseph S. Tibbetts, Jr.	Chief Financial Officer	November 7, 2011
Joseph S. Tibbetts, Jr.	(Principal Financial Officer)