Form 10-K
period 2011-12-31
SAPIENT CORP
filed 2012-02-28
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-28074

Sapient Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-3130648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 Dartmouth Street, Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

617-621-0200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	The NASDAQ Global Select Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

As of June 30, 2011 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.7 billion based on the closing sale price as reported on the NASDAQ Global Select Stock Market. Solely for purposes of the foregoing calculation, “affiliates” are deemed to consist of each officer and director of the registrant, and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2012
Common Stock, $0.01 par value per share	140,246,799 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2012 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

SAPIENT CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2011

		Page
	PART I
Item 1.	Business	1
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	Mine Safety Disclosures	19
	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 8.	Financial Statements and Supplementary Data	49
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	100
Item 9A.	Controls and Procedures	100
Item 9B.	Other Information	100
	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	101
Item 11.	Executive Compensation	101
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	101
Item 13.	Certain Relationships and Related Transactions, and Director Independence	102
Item 14.	Principal Accounting Fees and Services	102
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	103
Signatures		104
EX-10.26 Form of Global Restricted Stock Unit Agreement
EX-21.1 List of Subsidiaries
EX-23.1 Consent of PricewaterhouseCoopers LLP
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
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act

i

of 1934 (the “Exchange Act”). All statements included in this Annual Report on Form 10-K, including those related to our cash and liquidity resources, our cash expenditures relating to dividend payments and restructuring, our tax estimates, the outcome of tax audits, the effects of restructuring certain subsidiaries, our accrual of contingent liabilities, the effects of changes in interest rates, the impact of new accounting pronouncements, anticipated revenue from our services, including traditional IT consulting services, our ability to meet working capital and capital expenditure requirements, the outcome of litigation, client restrictions on solutions we develop, our expectations regarding fixed-price contracts, our ability to sell auction rate securities, as well as any statement other than statements of historical fact regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Annual Report on Form 10-K, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, except as required by law.

ii

PART I

Item 1.    Business

General

Sapient Corporation (“Sapient” or the “Company”) 1 is a global services company that helps clients leverage marketing and technology to transform their businesses. We provide services, as described below, that enable our clients to gain a competitive advantage and succeed in an increasingly digital, customer-centric world. We do this through three main business units: SapientNitro, Sapient Global Markets, and Sapient Government Services.

SapientNitro provides integrated marketing and creative services, web and interactive development, traditional advertising, media planning and buying, strategic planning and marketing analytics, multi-channel commerce strategy and solutions including a significant focus on mobile, and content and asset management strategies and solutions. Through this business unit, we combine multi-channel marketing and commerce, and the technology that binds them, to influence customer behavior across the spectrum of our clients’ communication channels, resulting in deeper, more meaningful relationships between customers and brands.

Sapient Global Markets provides integrated advisory, program management, analytics, technology and operations services to leaders in today’s dynamic capital and commodity markets. We provide a full range of capabilities to help clients in investment banking, investment management and commodities, as well as intermediaries, regulators, and governments, grow and enhance their organizations, create robust and transparent infrastructure, manage operating costs, and foster innovation. Through global expertise and disciplined delivery, we develop solutions that address some of the biggest challenges facing our clients today, including a complex and changing regulatory environment, increased internal and market-facing reporting requirements, the drive for improved operational efficiencies, and the need for greater visibility into risk management.

Sapient Government Services provides consulting, technology, and marketing services to U.S. government agencies and non-governmental organizations (“NGOs”). Focused on driving long-term change and transforming the citizen experience, we use technology and communications to help our clients become more accessible, transparent, and effective. With a track record of delivering mission-critical solutions and the ability to leverage commercial best practices, we serve as trusted advisors to U.S. government agencies such as National Institutes of Health, Department of Homeland Security, Department of Commerce, Library of Congress, and Department of Defense.

Founded in 1990 and incorporated in Delaware in 1991, we maintain a strong global presence with offices and approximately 10,000 employees in North America, Europe and the Asia-Pacific region, including India. Our headquarters and executive offices are located at 131 Dartmouth Street, Boston, Massachusetts 02116, and our telephone number is (617) 621-0200. Our stock trades on the NASDAQ Global Select Market under the symbol “SAPE.” Our Internet address is http://www.sapient.com. Material contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Our clients consist of leading Global 2000 and other companies within the following industries in which we have extensive expertise (our “industry sectors”): financial services, technology & communications, consumer, travel & automotive, energy services, and government, health & education. We also provide services to federal government clients within the U.S. and to provincial and other governmental entities in Canada and Europe.

Integral to our service capabilities is our Global Distributed Delivery (“GDD”) model, which enables us to perform services on a continuous basis, through client teams located in North America, Europe and the Asia-Pacific region, including India. Our GDD model involves a single, coordinated effort between development

1 Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Sapient,” the “company,” “we,” “us” or “our” refer to Sapient Corporation and its wholly-owned subsidiaries.

teams in a remote location (typically highly skilled business, technology, and creative specialists in our India offices in the cities of Gurgaon, Bangalore, and Noida) and development and client teams in North America, Europe, the Asia-Pacific region and India. To work effectively in this globally distributed environment, we have developed extensive expertise and processes in coordinating assignment management and implementation efforts among the various development teams that we deploy to enable continuous assignment services. Through our GDD model, we believe that we deliver greater value to our clients at a competitive cost and in an accelerated timeframe. In addition to solution design and implementation, many of our long-term engagements and outsourcing relationships leverage our longstanding GDD execution model. Across all of our business units, we use our proprietary Fusion workshops to help our clients validate their proposed approach, gather requirements, and design effective solution roadmaps.

We derive Long-Term and Retainer Revenues from many of our client relationships. Long-Term and Retainer Revenues are revenues from contracts with durations of at least twelve months, or contracts in which our clients have chosen us as an exclusive provider, for marketing retainer-based services, capacity, applications management and other services. In 2011, Long-Term and Retainer Revenues represented 48% of our global services revenues, compared to 46% in 2010 and 44% in 2009. Further, in 2011 our five largest individual clients accounted for approximately 19% of our revenues in the aggregate, compared to 19% in 2010 and 21% in 2009. No individual client accounted for more than 10% of our revenues in 2011, 2010 or 2009.

We provide our services under time-and-materials, fixed-price, and retainer contracts. We price our work based on established rates that vary according to our professionals’ experience levels, roles and geographic locations.

Under our time-and-materials arrangements, we charge for our actual time and expenses incurred on an engagement. These arrangements may include an estimated fee range or a cap on our total fees. Under the latter circumstances, we assume the risk that we have correctly estimated the timeframe and level of effort required to complete any deliverables within the allotted fee cap.

In fixed-price contracts, we charge a fixed amount based on our anticipated total level of effort required for an assignment. For these arrangements, we similarly assume the risk of estimating correctly the scope of work and required resources for the applicable assignment. While we undertake rigorous assignment management throughout an engagement to ensure we deliver the assignment on time and on budget, we may recognize losses or lower profitability on fixed-price contracts if we do not successfully manage these risks. These risks are magnified for large assignments and multi-staged assignments in which we perform our scope and labor estimates, and fix the total assignment price from inception through implementation, at an early stage of an engagement.

Under our retainer contracts, we charge our clients a fixed fee in exchange for providing a defined team of consultants for a defined number of hours, to perform marketing, creative and other services at our clients’ direction. These arrangements are designed to afford our clients flexibility to engage us for myriad services as and when needed and, therefore, do not typically include defined scope or deliverables. Additionally, as our fees and level of effort are fixed in advance, should our clients choose not to use all level of effort allotted to them under the contract, we nonetheless charge and are entitled to receive our full fixed fee. Conversely, while we are contractually obligated to provide a specified number of hours of retainer service under each retainer contract, our clients may demand hours in excess of the contractually allotted amount. Under those circumstances, our retainer contracts typically include provisions that enable our clients to purchase additional hours of service on a time-and-materials basis.

Segment Information

Beginning in 2010, we realigned our North America and Europe business units and internal reporting systems into three operating segments to better align our services with our business and operating strategy. The realigned operating segments are: SapientNitro, Sapient Global Markets and Sapient Government Services. Further information about these operating segments, including a presentation of financial information, is located in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and

Note 18 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The principal risks and uncertainties facing our business, operations and financial condition are discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Our SapientNitro and Sapient Global Markets operating segments include globally-based professionals, and our Sapient Government Services segment includes professionals based in the United States. Within each operating segment, we focus our sales and delivery efforts on clients within our industry sectors. Through this global, industry sector-specific focus, we have developed an extensive understanding of our clients’ markets that enables us to skillfully address the market dynamics and business opportunities that our clients face. This understanding also enables us to identify and focus on critical areas to help our clients grow, perform, and innovate.

Information regarding financial data by geographic area is set forth in Note 18, Segment Reporting, in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Acquisitions

In the past few years, we have acquired several businesses to enhance and/or complement our service offerings.

On September 6, 2011, we acquired 100% of the outstanding shares of D&D Holdings Ltd. (“DAD”), a London-based advertising agency operating in the United Kingdom and continental Europe. The acquisition added approximately 200 people and was allocated to our SapientNitro operating segment. We acquired DAD to strengthen our capabilities in marketing campaign production and direct response measurement.

On July 13, 2011, we acquired 100% of the outstanding shares of CLANMO GmbH (“Clanmo”), a full-service mobile interactive agency based in Cologne, Germany, which focuses on mobile strategy, communications, design, and technological implementation. The acquisition added approximately 50 people and was allocated to our SapientNitro operating segment. We acquired Clanmo to strengthen our mobile interactive capabilities in the European market.

On July 1, 2009, we acquired 100% of the outstanding shares of Nitro Group Ltd. (“Nitro”), a global advertising network operating across North America, Europe, Australia and Asia. The acquisition added approximately 300 people and was allocated to our SapientNitro operating segment. We acquired Nitro to combine its traditional advertising services with our interactive marketing and technology services to form a complete, multi-channel marketing and commerce capability.

On August 6, 2008, we acquired 100% of the outstanding shares of Derivatives Consulting Group Limited (“DCG”), a London-based international financial advisory firm that provides derivatives consulting and outsourcing services. The DCG acquisition added approximately 200 people and was allocated to our Sapient Global Markets operating segment.

Our Services

SapientNitro

SapientNitro services include integrated marketing and creative services, web and interactive development, traditional advertising, media planning and buying, strategic planning and marketing analytics, multi-channel commerce strategy and solutions including a significant focus on mobile, and content and asset management strategies and solutions. These capabilities are applied to solve our clients’ most challenging business problems. We integrate creative marketing concepts with technology tools and platforms to build brand experiences designed to acquire new customers and increase demand, create profitable customer relationships and build brand awareness and loyalty.

Integrated Marketing and Creative Services

We conceive, design, develop and deliver seamlessly integrated, highly measurable multi-channel marketing and commerce experiences to engage our clients’ consumers and drive sales. Our marketing and creative services consist of:

•	visual concept, design and implementation via multiple media;

•	brand building and direct response programs, audience segmentation and profiling strategies;

•	customer loyalty strategies;

•	customer relationship strategy and implementation;

•	customer lead generation and management; and

•	integrated advertising campaigns.

Additionally, we offer our clients technology platforms that accelerate and advance key components of the marketing landscape, including the following:

•

BridgeTrack® is a proprietary advertising campaign tracking and measurement software application that enables clients to measure the effectiveness of an online campaign in real-time and, in turn, optimize results at the earliest possible phase of their campaigns by re-allocating marketing dollars across those marketing channels that are generating the best return on investment. BridgeTrack® generates real-time reporting and optimization of advertising campaigns across multiple media channels, including advertising via email, website displays/banner ads and internet natural search advertising. Through BridgeTrack®, our clients see how consumers react to their online marketing campaigns — whether, for example, consumers ultimately decide to buy the client’s offerings, even if the consumers make a purchase at a later date.

•

Ionos™ is a platform that provides content and advertising monetization capabilities for digital publishers and site owners. It works alongside content and commerce platforms across all digital channels – web, mobile, digital in-store – to help publishers and ad buyers identify and deliver monetized content and traditional advertising inventory with a unique patent-pending mechanism for allocating inventory using facet-based ad buying and prioritization. Ionos™ is deployed in the airport traveler space today. We expect that Ionos™ will be an important element of our services to various clients in 2012. Ionos™ integrates directly with BridgeTrack® as well as several third-party advertising networks to ensure that publishers get the most from their digital properties.

•

Relay provides a unified development and operational toolset that helps our clients deliver consistent, superior experiences to mobile web and mobile application users across device operating systems. Our clients use Relay to reduce development, testing, and operations costs across a broad range of mobile platforms which are used by millions of users every day.

•

Seamless is a mobile phone and tablet platform used across device operating systems to deliver in-store shopping and assisted sales experiences. Seamless integrates with in-store point of sale or e-commerce infrastructures to extend the in-store aisle or to allow customers to directly transact without having to wait in line at the point of sale.

Web and Interactive Development

We conceive, develop and implement world class, award-winning websites and applications for our clients. Our services include user interface design and development, site design and development, custom application development, user research and testing, content management and technology development and implementation, and quality assurance testing. As digital channels expand beyond the Web, we have applied our strategy, design, and development services to new digital platforms, such as mobile phones, tablet devices, interactive kiosks, touch-screen displays, and digital signage.

Traditional Advertising

We integrate our interactive marketing services with award-winning off-line media capabilities. Our services include brand strategy, copywriting, advertising creative and production for print, radio, and television campaigns. By combining the best of traditional advertising with an expansive mix of interactive and emerging technology expertise, our traditional advertising not only creates and engineers highly relevant experiences, it helps accelerate business growth and fuels brand advocacy by eliminating the operational silos that often block business success.

Media Planning and Buying

We help our clients design and implement media and customer channel planning and buying strategies and purchase and arrange for placement of our clients’ advertisements in the media. Our media planning and buying services include media strategy development, website search engine marketing, email marketing, online advertising, viral and social media marketing, emerging channels marketing (e.g., online video, mobile technologies, and social networking), gaming (placing advertisements in online games and creating “advergames”), real-time reporting and optimizing of the success of campaigns, and integration of our clients’ media spending strategy with their other marketing initiatives.

Strategic Planning and Marketing Analytics

We provide our clients a broad array of strategic planning services that are intended to maximize returns on their marketing initiatives investments. We combine our deep business and technology expertise to analyze how products, brands and consumers interact and the role that current and emerging technologies play in this relationship. Additionally, we apply expertise in marketing analytics to collect, analyze and report on online consumer behavior and insights, and assist our clients to develop successful online marketing strategies and campaigns. Our array of strategic planning and marketing analytics services includes brand strategy development, consumer and market research (primary and secondary), advertising message content and medium strategy development, internet and blogosphere analytics (researching and analyzing what social networking websites and blogs say about our clients), and coordination and management of mixed media (e.g., online and print media).

Commerce and Content Technologies

We apply our substantial knowledge and expertise in connecting companies and customers to help our clients achieve their business goals. In today’s digitally disrupted marketplace, clients are looking for new approaches to managing in the resulting multi-channel world. This impacts our work in marketing and commerce, which are both becoming increasingly multi-channel. Specifically, our multi-channel commerce work includes marketing asset management platforms, selection and implementation of advertising campaign management systems, application integration and research, and implementation of emerging technologies.

We also devise content, collaboration, commerce and technology strategies that improve our clients’ competitive position and performance, as well as the value they realize from their technology portfolio. We apply our substantial expertise in diverse technologies and our understanding of each client’s business issues to design solutions that align, and create a roadmap for the achievement of, the client’s business objectives. Our areas of content, collaboration, commerce and technology strategy expertise are geared toward helping clients succeed in today’s digitally disrupted market. The issues which clients need to address in order to create success include:

•	business process consulting - as digital disrupts core business processes;

•	overall digital strategy;

•	technology governance and enterprise architecture; and

•	program management.

Sapient Global Markets

Sapient Global Markets operates in key centers relevant to the global capital and commodity markets, including New York, London, Zurich, Chicago, Houston, Amsterdam, Singapore, Boston, Toronto and Calgary. We leverage our industry insights, deep capabilities, global reach, and disciplined execution to enable our clients to succeed in these dynamic markets.

Within Sapient Global Markets we have created a number of practices, designed to enable us to align our services directly with the manner in which our clients do business, and to focus on key areas of need within their operations. Our practice areas include:

•	derivative platforms;

•	energy and commodity trading platforms;

•	market initiatives and infrastructure;

•	investment management;

•	portfolio accounting;

•	risk assurance;

•	data management;

•	valuation and risk analytics; and

•	visualization.

Additionally, we offer a full set of services that enables us to provide capabilities across the full assignment lifecycle — from concept to delivery. These service lines are:

Advisory

Our Advisory service line studies and develops best practices in business processes, technology architecture, and program management to develop industry-leading solutions throughout the trade and client management lifecycle in our clients’ businesses. Our business analysts, system architects, designers, and program managers are, in many cases, former practitioners and, thus, apply real-world experience when customizing solutions for our clients. We focus on the following core capabilities within Advisory:

•	strategy alignment and roadmap;

•	gap analysis;

•	subject matter expertise;

•	organizational design and change management;

•	assurance;

•	process model definition;

•	process and architecture definition; and

•	user experience and interface design.

Program Management

Within our Program Management service line we ensure that our clients’ programs are successfully managed from inception to completion. Our service lines operate independently or together, to provide full lifecycle capabilities across all stages of an assignment. We perform strategic planning, enterprise architecture development, program management, and IT governance services for large-scale, multi-vendor initiatives to ensure on-time, on-budget delivery of solutions that provide results for our clients.

Some of the capabilities of our Program Management service line include:

•	program management office;

•	technology project management;

•	agile methodology consulting;

•	governance model definition;

•	project benchmarking and reporting; and

•	project and program diagnosis and turnaround.

Analytics

Our Analytics service line comprises industry leaders in areas such as portfolio valuation as well as assessing market, credit and operational risk management techniques. Key engagements of this group have included helping clients value and manage their portfolios to meet increased regulatory requirements, and benchmarking the trade lifecycle processes of the largest investment banks in the world in support of their commitments to operational excellence made to government regulators. Our current offerings include:

•	quantitative methodologies;

•	audits and process reviews;

•	benchmark-driven roadmaps; and

•	trade and portfolio evaluation.

Technology

Our Technology service line, in conjunction with our Advisory service line, designs, develops, integrates, supports and tests software solutions for the most critical functions of today’s capital and commodity market participants, regulators, and intermediaries. Our capabilities range from GDD-enabled custom software development to third-party system integration for our clients. We also maintain core expertise in all of today’s most relevant technology platforms and uniquely instill our people with industry-leading business knowledge to ensure that we create technology solutions with the full context of the business environment. Our specific capabilities include:

•	architecture and technical design;

•	system selection and implementation;

•	custom software development;

•	systems integration;

•	data architecture and management;

•	quality assurance (QA) and testing services; and

•	application maintenance and support.

Operations

Our Operations service line designs, implements, executes and enables onshore and offshore delivery of some of the most difficult trading and risk management processes within the global markets arena. We have a unique understanding of the financial markets through our combination of deep industry expertise, customized outsourcing methodology and ability to innovate solutions to some of the day’s most pressing trade management issues. Representative work includes master agreement negotiation, confirmation reconciliation, settlement calculation, collateral management, and clearing. Further, we have worked at the center of several of the largest bank mergers in recent history, developing and implementing plans for integrating two entities into one.

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

Capabilities within our Operations service line include:

•	process analysis and optimization;

•	testing services;

•	outsourced operations;

•	operations staff support;

•	merger and divesture support;

•	trade documentation support;

•	middle-office; and

•	outsourcing.

We pride ourselves on our record of attracting, training and retaining the highest quality professionals available in the market. We have developed our unique “Institute of Trading and Risk Management,” a four-month course for incoming staff designed to provide grounding in the processes and technologies supporting the clients and industries we serve.

Sapient Government Services

Sapient Government Services offers a robust suite of high-value capabilities to U.S. government clients and NGOs including digital marketing strategy and execution, program management, solution delivery, strategy, and communications and outreach. We help our clients to optimize and align technology, programs, and systems, while solving their most challenging problems, and increasing their digital interactions with constituents across multiple channels.

Program Management

We ensure that our clients’ programs are successfully managed from inception to completion. We perform strategic planning, enterprise architecture development, program management, and IT governance services for large-scale, multi-vendor initiatives to ensure on-time, on-budget delivery of solutions that provide the right results for our clients.

Solution Delivery

We design, develop, and deliver innovative IT and marketing solutions for our government clients. We rapidly prototype new solutions and integrate critical business processes and information for our clients. Through agile systems engineering, we rationalize IT infrastructures to reduce cost and complexity while retiring legacy infrastructures, streamlining existing systems, and incorporating the best commercial products.

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

Alliances

We focus on building the right results for our clients’ businesses. To support this focus, we work closely with alliance partners to develop industry-leading solutions that we can deliver to meet our clients’ needs. We have established global partnerships with industry leaders, including Adobe, IBM, Microsoft, Google, Oracle, Hybris, Endeca, Autonomy Interwoven, SDL Tridion and Jive Software. We have a skilled knowledge base in these companies’ products to help our clients solve their business challenges through technology. Further, we have formed, and continue to form, “Centers of Excellence,” comprising dedicated, globally distributed teams with deep application knowledge and a proven track record in implementing solutions based on Sapient’s strategic partner technologies. Through our expert knowledge and commitment to collaboration, we help our clients identify and implement faster the right solutions at lower overall costs.

Our alliances with leading technology and services companies help us rapidly deliver high-performance business and technology solutions. We frequently recommend the use of pre-engineered components from our alliance partners to deliver the rapid business value our clients need. Our alliance relationships, and the solutions that we derive from these relationships, are structured in a manner to help ensure that we deliver to our clients solutions that will be sustainable and provide long-term value.

We also collaborate with our partners to selectively target specific markets and opportunities to offer quality repeatable solutions, frameworks and components that speed deployment and time-to-value for our clients. Additionally, our alliance partners provide us advance information and access to their product road maps to ensure that our technology solutions are more cost-effective to build and maintain over the long-term.

We continue to actively build relationships and strategic alliances with technology and other services companies, including packaged technology vendors. These relationships focus on a wide range of joint activities, including working on client engagements, evaluating and recommending the other party’s technology and other solutions to clients, and training and transferring knowledge regarding the other party’s solutions. We believe that these relationships and strategic alliances enable us to provide better delivery and value to our existing clients and attract new clients through referrals.

Additionally, we have a dedicated global industry analyst relations team that maintains ongoing relationships with leading industry analysts such as Gartner, Forrester, Aite and TABB Group. These relationships are integral to our business and help ensure that a core set of focused analysts maintains a good understanding of our offerings and positioning to help us drive innovative and creative solutions to the marketplace. These research analysts also manage related market research and advisory sessions that help identify market and technology trends for our clients and our internal business teams.

The Sapient Approach

Our unique consultative methodology, Sapient Approach, helps ensure predictable business results that are delivered on-time and on-budget while meaningfully meeting the needs of our clients’ end customers. We employ a collaborative, agile/lean-based delivery approach, in which we develop and release in an iterative manner usable components of a deliverable, thus enabling our clients to review, validate and commence use of work product throughout the life cycle of a project, rather than await the end of the project to realize its full benefits. Our overall approach has been time tested over a number of years and has successfully produced meaningful results for our clients. For our SapientNitro business unit, we slightly modify Sapient Approach with the “Idea Engineering” approach, which uniquely leverages our multi-disciplinary teams and blends our skills at idea creation and strategy with the technology needed to bring them to life for today’s digitally powered consumer.

While Sapient Approach provides clients significant value and return on investment in the shortest possible time period, it also minimizes assignment risk because discrete pieces of work are tested and accepted throughout the assignment, while at the same time it gives our clients speed to market advantages which are increasingly important given the rate and speed of change in the market today.

In contrast to traditional consulting services methods that require heavy up-front investment in time and effort to define all possible requirements, our agile/lean-based methodology uses actual development to evaluate and improve the design as the assignment progresses. This means that unnecessary steps or features are identified and eliminated early in the design and implementation process, materially reducing overall assignment cost.

Sapient Approach also enables us to commit to delivering our marketing services and other work within the price and schedule that we have promised to our clients, and to create solutions that bring together marketing, business, user, creative and technology requirements to solve our clients’ problems. We design these solutions to deliver tangible business value to clients, including increased revenues, reduced costs and more effective use of assets.

Additionally, the “Idea Engineering” approach integrates a creative methodology to design and create user experiences that are useful, usable and compelling. Our creative approach is highly iterative, and integrates input from a wide range of perspectives and disciplines. This approach is highly scalable, and evolves based upon whether the creative output is intended to be a marketing campaign, a social media initiative, a website customer experience, a mobile application, or a retail experience. Through our creative approach we develop a deep understanding of the target user’s needs, and synchronize the design of the user experience with agile delivery of the supporting technology to minimize risk and rework.

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

To foster and encourage the realization of our strategic context, we reward teamwork and evaluate our peoples’ performance, and promote people, based on their adoption of and adherence to our strategic context. In addition, we conduct an intensive orientation program to introduce new hires to our culture and values, and conduct internal communications and training initiatives that define and promote our culture and values.

As of December 31, 2011 we had 9,950 full-time employees, consisting of 8,836 delivery personnel, 1,027 general and administrative personnel and 87 sales and marketing personnel. None of our employees is subject to a collective bargaining agreement. We believe that we have good relationships with our employees.

Selling and Marketing

Our corporate marketing team strives to build greater brand awareness and drive client acquisition, retention and loyalty in all global markets in which we operate. We conduct marketing activities at the company, industry and service levels across SapientNitro, Sapient Global Markets and Sapient Government Services.

Our dedicated team drives globally-integrated initiatives including, but not limited to, developing and implementing an overall global marketing and brand strategy for Sapient and its three business units; executing thought leadership campaigns; sponsoring focused multi-client events; cultivating media and industry analyst relations; conducting market research and analysis; sponsoring and participating in targeted industry conferences, award shows, and events; creating marketing assets and materials to assist client-development teams with lead generation; and publishing our website, http://www.sapient.com, our blogs, and content on many corporate social media channels.

We organize our sales professionals primarily along our operating segments. We believe that the industry and geographic focus of our sales professionals enhances their knowledge and expertise within their applicable segments and generates additional client engagements.

Competition

The markets for the services we provide are highly competitive. In our SapientNitro and Sapient Global Markets business units, we believe that we compete principally with large systems consulting and implementation firms, traditional and digital advertising and marketing agencies, offshore consulting and outsourcing companies, and clients’ internal IT departments. To a lesser extent, we compete with boutique consulting firms that maintain specialized skills and/or are geographically focused. With respect to Sapient Government Services, we both compete and partner with large systems integrators, major consulting firms with dedicated government business units, and government contractors.

We believe that the principal competitive factors in our markets include: ability to solve business problems; ability to provide creative concepts and solutions; expertise and talent with advanced technologies; global scale; expertise in delivering complex assignments through teams located in globally distributed geographies; availability of resources; quality and speed of delivery; price of solutions; industry knowledge; technology-enabled marketing expertise; understanding of user experience; and sophisticated assignment and program management capability.

We also believe that we compete favorably when considering these factors and that our ability to deliver business innovation and outstanding value to our clients on time and on budget, our GDD model, our integrated marketing services capabilities and our successful track record in working with our clients distinguish us from our competitors.

Intellectual Property Rights

We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect our proprietary consulting methodology, custom-developed software and other rights. We enter into confidentiality agreements with our employees, subcontractors, vendors, professionals, and clients, and limit access to and distribution of our proprietary information.

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

Item 1A.     Risk Factors

You should carefully consider the following important factors which could cause our actual business, financial condition or future results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Our business, financial condition and results of operations may be materially impacted by economic conditions and related fluctuations in client demand for marketing, business, technology and other consulting services.

The market for our consulting services and the technologies used in our solutions historically has tended to fluctuate with economic cycles — particularly those cycles in the United States and Europe, where we earn the majority of our revenues. During economic cycles in which many companies are experiencing financial difficulties or uncertainty, clients and potential clients may cancel or delay spending on marketing, technology and other business initiatives. Our efforts to down-size, when necessary, in a manner intended to mirror downturned economic conditions could be delayed and costly and could also result in us having inadequate people resources as economic conditions improve. A downturn could result in reduced demand for our services, assignment cancellations or delays, lower revenues and operating margins resulting from price reduction pressures for our services, and payment and collection issues with our clients. Any of these events could materially and adversely impact our business, financial condition and results of operations.

Our markets are highly competitive and we may not be able to continue to compete effectively.

The markets for the services we provide are highly competitive. We believe that we compete principally with large systems consulting and implementation firms, traditional and digital advertising and marketing agencies, offshore consulting and outsourcing companies, and clients’ internal information systems departments. To a lesser extent, other competitors include boutique consulting firms that maintain specialized skills and/or are geographically focused. Regarding our Government Services practice, we both compete and partner with large systems integrators, major consulting firms with dedicated government business units, and government contractors. Some of our competitors have significantly greater financial, technical and marketing resources, and generate greater revenues and have greater name recognition, than we do. Often, these competitors offer a larger and more diversified suite of products and services than we offer. If we cannot keep pace with the intense competition in our marketplace, our business, financial condition and results of operations will suffer.

Our international operations and Global Distributed Delivery (“GDD”) model subject us to increased risk.

We have offices throughout the world. Our international operations account for a significant percentage of our total revenues, and our GDD model is a key component of our ability to deliver our services successfully. Our international operations are subject to inherent risks, including:

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

In particular, our GDD model depends heavily on our offices in Gurgaon, Bangalore and Noida, India. Any escalation in the political or military instability in India or Pakistan or the surrounding countries, or a business interruption resulting from a natural disaster, such as an earthquake, could hinder our ability to use GDD successfully and could result in material adverse effects to our business, financial condition and results of operations. Furthermore, the delivery of our services from remote locations causes us to rely on data, phone, power and other networks which are not as reliable in India as those in other countries where we operate. Any failures of these systems, or any failure of our systems generally, could affect the success of our GDD model. Remote delivery of our services also increases the complexity and risk of delivering our services, which could affect our ability to satisfy our clients’ expectations or perform our services within the estimated time frame and budget for each assignment. Changes to government structure or policies in countries in which we operate could negatively impact our operations if such changes were to limit or cease any benefits that may currently be available to us. For example, although the Indian government has historically offered generous tax incentives to induce foreign companies to base operations in India, new taxes have been introduced in recent years that partially offset those benefits. On March 31, 2009, the income tax incentive of one of our Software Technology Parks (“STPs”) units in India expired. On March 31, 2011, the income tax incentives applicable to our other two STPs units in India expired. In 2009 we established a new India unit in a Special Economic Zone (“SEZ”), which is eligible for a five year, 100% tax holiday. Immediately following the expiration of the 100% tax holiday, the SEZ unit is entitled to a five-year, 50% tax holiday. In 2011, we established three new India business units in

SEZs, which are eligible for similar tax benefits. The expiration of incentives may adversely affect our cost of operations and increase the risk of delivering our services on budget for client assignments. Expiration of benefits provided to us by having operations based in India could have a material adverse effect on our business, financial condition and results of operations. In addition, it has become increasingly difficult to obtain necessary visas for certain international personnel, particularly technical personnel, working in our domestic offices, and to receive necessary immigration approvals for our domestic employees working abroad on international assignments. If these challenges continue or increase, it may limit our ability to engage the most desirable personnel for particular assignments, increase the time necessary to receive approvals to do so or prevent us from obtaining such approvals, and increase our costs, all of which could materially adversely affect our business, financial condition, and results of operations.

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

Our business is labor intensive, and our success depends upon our ability to attract, retain, train and motivate highly skilled employees. The improvement in demand for marketing and business and technology consulting services has further increased the need for employees with specialized skills or significant experience in marketing, business and technology consulting, particularly at senior levels. We have been expanding our operations, and these expansion efforts will be highly dependent on attracting a sufficient number of highly skilled people. We may not be successful in attracting enough employees to achieve our expansion or staffing plans. Furthermore, the industry turnover rates for these types of employees are high, and we may not be successful in retaining, training and motivating the employees we attract. Any inability to attract, retain, train and motivate employees could impair our ability to manage adequately and complete existing assignments and to bid for or accept new client engagements. Such inability may also force us to increase our hiring of expensive independent contractors, which may increase our costs and reduce our profitability on client engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce and other resources. Our future success will depend on our ability to manage the levels and related costs of our workforce and other resources effectively.

We earn revenues, incur costs and maintain cash balances in multiple currencies, and currency fluctuations affect our financial results.

We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international service revenues were $395.8 million for 2011. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues and receivables, purchases, payroll and investments on both a transactional level and a financial statement translation basis. As of December 31, 2011, 53% of our assets and 51% of our liabilities were subject to foreign currency exchange fluctuations. We also have a significant amount of foreign currency operating income and net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within a foreign country, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in

U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results. Our GDD model also subjects us to increased currency risk because we incur a portion of our assignment costs in Indian rupees and earn revenue from our clients in other currencies. We will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge foreign currencies. There is no guarantee that any hedging activity we may undertake will be effective or that our financial condition will not be negatively impacted by the currency exchange rate fluctuations of the Indian rupee or other currencies versus the U.S. dollar. Costs for our delivery of services, including labor, could increase as a result of the decrease in value of the U.S. dollar against the Indian rupee or other currencies, affecting our reported results.

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

A high percentage of our operating expenses, particularly salary expense, rent, depreciation expense and amortization of purchased intangible assets, are fixed in advance of any particular quarter. As a result, an unanticipated decrease in the number or average size of, or an unanticipated delay in the scheduling for, our assignments may cause significant variations in operating results in any particular quarter and could have a material adverse effect on operations for that quarter.

An unanticipated termination or decrease in size or scope of a major assignment, a client’s decision not to proceed with a assignment we anticipated or the completion during a quarter of several major client assignments could require us to maintain underutilized employees and could have a material adverse effect on our business, financial condition and results of operations. Our revenues and earnings may also fluctuate from quarter to quarter because of such factors as:

•	the contractual terms and timing of completion of assignments, including achievement of certain business results;

•	any delays incurred in connection with assignments;

•	the adequacy of provisions for losses and bad debts;

•	the accuracy of our estimates of resources required to complete ongoing assignments;

•	loss of key highly-skilled personnel necessary to complete assignments; and

•	general economic conditions.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.

Our effective tax rate could be adversely impacted by several factors, some of which are outside our control, including:

•	changes in relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•	changes in tax laws and the interpretation of those tax laws;

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

A portion of our service revenues in 2011 was derived from fixed-price contracts, rather than contracts in which payment to us is determined on a time-and-materials basis. Our failure to estimate accurately the resources and schedule required for an assignment, or our failure to complete our contractual obligations in a manner consistent with the assignment plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We are consistently entering into contracts for large assignments that magnify this risk. We have been required to commit unanticipated additional resources to complete assignments in the past, which has occasionally resulted in losses on those contracts. We will likely experience similar situations in the future. In addition, we may fix the price for some assignments at an early stage of the assignment engagement, which could result in a fixed price that is too low. Therefore, any changes from our original estimates could adversely affect our business, financial condition and results of operations.

Our profitability will be adversely impacted if we are unable to maintain our pricing and utilization rates as well as control our costs.

Our profitability derives from and is impacted by three primary factors: (i) the prices for our services; (ii) our professionals’ utilization or billable time; and (iii) our costs. To achieve our desired level of profitability, our utilization must remain at an appropriate rate, and we must contain our costs. Should we reduce our prices in the future as a result of pricing pressures, or should we be unable to achieve our target utilization rates and costs, our profitability could be adversely impacted.

We partner with third parties on certain complex engagements in which our performance depends upon, and may be adversely impacted by, the performance of such third parties.

Certain complex assignments may require that we partner with specialized software or systems vendors or other partners to perform our services. Often in these circumstances, we are liable to our clients for the performance of these third parties. Should the third parties fail to perform timely or satisfactorily, our clients may elect to terminate the assignments or withhold payment until the services have been completed successfully. Additionally, the timing of our revenue recognition may be affected or we may realize lower profits if we incur additional costs due to delays or because we must assign additional personnel to complete the assignment. Furthermore, our relationships with our clients and our reputation generally may suffer harm as a result of our partners’ unsatisfactory performance.

Our clients could unexpectedly terminate their contracts for our services.

Most of our contracts can be canceled by the client with limited advance notice and without significant penalty. A client’s termination of a contract for our services could result in a loss of expected revenues and additional expenses for staff that were allocated to that client’s assignment. We could be required to maintain underutilized employees who were assigned to the terminated contract. The unexpected cancellation or significant reduction in the scope of any of our large assignments, or client termination of one or more recurring revenue contracts could have a material adverse effect on our business, financial condition and results of operations.

We may be liable to our clients for substantial damages caused by our unauthorized disclosures of confidential information, breaches of data security, failure to remedy system failures or other material contract breaches.

We frequently receive confidential information from our clients, including confidential client data that we use to develop solutions. If any person, including one of our employees, misappropriates client confidential information, or if client confidential information is inappropriately disclosed due to a breach of our computer systems, including an attack by computer programmers or hackers who may develop or deploy viruses, worms, or other malicious software programs, system failures or otherwise, we may have substantial liabilities to our clients or their customers. Further, any such compromise to our computer systems could disrupt our operations, as well as our clients’ operations.

Further, many of our assignments involve technology applications or systems that are critical to the operations of our clients’ businesses and handle very large volumes of transactions. If we fail to perform our services correctly, we may be unable to deliver applications or systems to our clients with the promised functionality or within the promised time frame, or to satisfy the required service levels for support and maintenance. Any such failures by us could result in claims by our clients for substantial damages against us.

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

The trading price of our common stock has been subject to wide fluctuations at various times in the past. Our trading price could continue to be subject to wide fluctuations in response to:

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

Jerry A. Greenberg, our former Co-Chairman of the Board of Directors and Chief Executive Officer of the Company and current member of our Board of Directors, and J. Stuart Moore, our former Co-Chairman of the Board of Directors and Co-Chief Executive Officer and current member of our Board of Directors, own, in the aggregate, approximately 16% of the outstanding shares of our common stock as of February 22, 2012. As a result, they have the ability to substantially influence and, in some cases, may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our headquarters and principal administrative, finance, and marketing operations are located in approximately 45,000 square feet of leased office space in Boston, Massachusetts. We also lease offices in other parts of the United States and in Canada, Europe, India, Asia and Australia. We believe our properties are suitable for the conduct of our business, adequate for our present needs and adequate for our foreseeable future needs. We do not own any material real property. Substantially all of our office space is leased under long-term leases with varying expiration dates. For further information regarding our lease obligations, see Note 12 in the Notes to Consolidated Financial Statements included in Item  8 of this Annual Report on Form 10-K.

Item 3.    Legal Proceedings

We are subject to certain legal proceedings and claims incidental to the operations of our business. We are also subject to certain other legal proceedings and claims that have arisen in the course of business that have not been fully adjudicated. We currently do not anticipate that these matters, if resolved against us, will have a material adverse impact on our financial results.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock is quoted on the NASDAQ Global Select Stock Market under the symbol “SAPE.” The following table sets forth, for the periods indicated, the high and low intraday sale prices for our common stock.

	High	Low
2010:
First Quarter	$10.01	$7.60
Second Quarter	$11.00	$9.03
Third Quarter	$12.17	$9.71
Fourth Quarter	$13.44	$11.66
2011:
First Quarter	$13.44	$10.48
Second Quarter	$15.48	$11.45
Third Quarter	$16.25	$9.66
Fourth Quarter	$13.23	$9.00

On February 22, 2012, the last reported sale price of our common stock was $12.71 per share. As of February 22, 2012 there were approximately 321 holders of record of our common stock.

Stock Performance

The following graph compares the cumulative five-year total stockholder return on our common stock from December 31, 2006 through December 31, 2011, with the cumulative five-year total return, during the equivalent period, on (i) the NASDAQ Composite Index and (ii) the Dow Jones US Technology Index. The comparison assumes the investment of $100 on December 31, 2006 in our common stock and in each of the comparison indices and, in each case, assumes reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Sapient Corporation, the NASDAQ Composite Index,

and the Dow Jones US Technology Index

	12/06	12/07	12/08	12/09	12/10	12/11
Sapient Corporation	100.00	160.47	80.87	150.64	229.27	246.39
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
Dow Jones US Technology	100.00	115.70	66.10	108.72	122.40	122.59

Dividends

On August 4, 2011, we declared a special dividend of $0.35 per share for all stockholders as of the record date of August 15, 2011, which was paid on August 29, 2011. In addition, we declared a special dividend equivalent payment of $0.35 per Restricted Stock Unit (“RSU”) for all outstanding RSU awards as of August 15, 2011, to be paid in shares when the awards vest. If an RSU does not vest, the dividend is forfeited.

On February 18, 2010, we declared a special dividend of $0.35 per share for all stockholders as of the record date of March 1, 2010, which was paid on March 15, 2010. In addition, we declared a special dividend equivalent payment of $0.35 per RSU for all outstanding RSU awards as of March 1, 2010, to be paid in shares when the awards vest. If an RSU does not vest, the dividend is forfeited.

We may declare or pay special cash dividends on our common stock in the near future. The payment of future dividends is within the discretion of our Board of Directors and will depend upon various factors, including our results of operations, financial condition, cash requirements and business projections.

Issuer Purchases of Equity Securities

We did not make any purchases of our securities during the three months ended December 31, 2011.

For information required by Regulation S-K Item 201(d), see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” under Part III of this Annual Report on Form 10-K.

Item 6.     Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and management’s discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K. The balance sheet data at December 31, 2011 and 2010 and the statement of operations data for each of the three years ended December 31, 2011, 2010 and 2009 are derived from the audited consolidated financial statements for such years, included elsewhere in this Annual Report on Form 10-K. The statement of operations data set forth below for the years ended December 31, 2008 and 2007 and the balance sheet data set forth below at December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Service revenues	$1,020,840	$823,511	$638,884	$662,412	$546,438
Reimbursable expenses	41,364	40,008	27,794	25,076	19,551

Total gross revenues	1,062,204	863,519	666,678	687,488	565,989

Operating expenses:
Project personnel expenses	690,821	563,930	435,859	435,508	372,363
Reimbursable expenses	41,364	40,008	27,794	25,076	19,551

Total project personnel expenses and reimbursable expenses	732,185	603,938	463,653	460,584	391,914
Selling and marketing expenses	39,025	38,833	31,931	36,233	33,113
General and administrative expenses	171,641	150,877	118,018	123,188	120,617
Restructuring and other related charges	6,507	414	4,548	194	32
Amortization of purchased intangible assets	6,813	5,448	5,146	2,660	2,038
Acquisition costs and other related charges	1,861	111	2,962	—	—

Total operating expenses	958,032	799,621	626,258	622,859	547,714

Income from operations	104,172	63,898	40,420	64,629	18,275
Other income, net	594	196	267	1,280	422
Interest income, net	5,748	3,509	2,889	5,806	5,478

Income before income taxes	110,514	67,603	43,576	71,715	24,175

Provision for (benefit from) income taxes:
Provision for income taxes	36,896	23,798	13,735	9,239	8,959
Benefit from release of valuation allowance	—	—	(58,285)	—	—

Provision for (benefit from) income taxes	36,896	23,798	(44,550)	9,239	8,959

Net income	$73,618	$43,805	$88,126	$62,476	$15,216

Basic net income per share	$0.53	$0.33	$0.69	$0.50	$0.12

Diluted net income per share	$0.52	$0.32	$0.66	$0.48	$0.12

Weighted average common shares	137,788	132,060	127,969	125,988	124,180
Weighted average dilutive common share equivalents	4,208	6,669	4,912	3,176	3,711

Weighted average common shares and dilutive common share equivalents	141,996	138,729	132,881	129,164	127,891

Cash dividends declared per common share	$0.35	$0.35	$—	$—	$—

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Working capital	$290,388	$301,963	$276,564	$198,062	$189,201
Total assets	713,038	623,722	594,919	452,270	407,604
Total long-term liabilities	42,921	22,396	21,207	22,393	20,598
Redeemable common stock	—	—	—	—	290
Total stockholders' equity(1)	479,404	442,305	426,201	301,947	260,559

(1)	On August 4, 2011, we declared a special dividend equivalent payment of $0.35 per Restricted Stock Unit (“RSU”) for all outstanding RSU awards as of August 15, 2011, to be paid in shares when the awards vest. If an RSU does not vest, the dividend is forfeited. On February 18, 2010, we declared a special dividend equivalent payment of $0.35 per RSU for all outstanding RSU awards as of March 1, 2010, to be paid in shares when the awards vest. If an RSU does not vest, the dividend is forfeited.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company

We help clients transform in the areas of business, marketing, and technology and succeed in an increasingly complex marketplace. We market our services through three primary business units — SapientNitro, Sapient Global Markets, and Sapient Government Services — positioned at the intersection of marketing, business and technology. SapientNitro, one of the world’s largest independent digitally-led, integrated marketing services firms, provides multi-channel marketing and commerce services that span brand and marketing strategy, digital/broadcast/print advertising creative, web design and development, e-commerce, media planning and buying, and emerging platforms, such as social media and mobile. Through SapientNitro we offer a complete, multi-channel marketing and commerce solution that strengthens relationships between our clients’ customers and their brands. For simplicity of operations, SapientNitro also includes our traditional IT consulting services, which is currently, and is expected to remain, less than 10% of our total revenues. Our Sapient Global Markets business unit provides business and IT strategy, process and system design, program management, custom development and package implementation, systems integration and outsourced services to financial services and energy services market leaders. A core focus area within Sapient Global Markets is trading and risk management, to which we bring more than 15 years of experience and a globally integrated service in derivatives processing. Sapient Government Services provides consulting, technology, and marketing services to U.S. governmental agencies and non-governmental organizations (“NGOs”). Focused on driving long-term change and transforming the citizen experience, we use technology to help our clients become more accessible, transparent, and effective.

Founded in 1990 and incorporated in Delaware in 1991, we maintain a strong global presence with offices around the world. We utilize our proprietary Global Distributed Delivery (“GDD”) model in support of our SapientNitro and Sapient Global Markets segments. Our GDD model enables us to provide high-quality, cost-effective solutions under accelerated assignment schedules. By engaging India’s highly skilled technology specialists, we can provide services at lower total costs as well as offer a continuous delivery capability resulting from time differences between India and the countries we serve. We also employ our GDD model to provide application management services.

Summary of Results of Operations

The following table presents a summary of our results of operations for the years ended December 31, 2011 and 2010 (in thousands, except percentages):

	Year Ended December 31,		Increase
	2011	2010	Dollars	Percentage
Service revenues	$1,020,840	$823,511	$197,329	24%
Income from operations	$104,172	$63,898	$40,274	63%
Net income	$73,618	$43,805	$29,813	68%

The increase in service revenues for the year ended December 31, 2011 was primarily due to increases in demand for our services in all three of our primary business units, and to a lesser extent, the impact of the two acquisitions we completed during 2011. The increases in income from operations and net income were primarily due to the increase in service revenues, coupled with our management of project personnel, sales and marketing, and general and administrative expenses, all of which decreased or remained unchanged as a percentage of service revenues in 2011 as compared to 2010.

The following table presents a summary of our results of operations for the years ended December 31, 2010 and 2009 (in thousands, except percentages):

	Year Ended December 31,		Increase/(Decrease)
	2010	2009	Dollars	Percentage
Service revenues	$823,511	$638,884	$184,627	29%
Income from operations	$63,898	$40,420	$23,478	58%
Net income	$43,805	$88,126	$(44,321)	(50)%

The increase in service revenues for the year ended December 31, 2010 was primarily due to increases in demand for our services in all three of our primary business units, and to a lesser extent, the impact of our acquisition of Nitro in July 2009. The increase in income from operations was primarily due to the increase in service revenues, coupled with our management of project personnel, sales and marketing, and general and administrative expenses, all of which remained unchanged as a percentage of service revenues in 2010 as compared to 2009. In addition, restructuring and other related charges and acquisition costs and other related charges decreased in 2010 as compared to 2009. The decrease in net income was primarily due to the fact that 2009 included a $58.3 million income tax benefit from the release of the valuation allowance on our U.S. deferred tax assets, while 2010 included no similar income tax benefits.

Please see our “Results of Operations” section for additional discussion and analysis of these items.

Non-GAAP Financial Measures

In our quarterly earnings press releases and conference calls, we discuss two key measures that are not calculated according to generally accepted accounting principles (“GAAP”). The first non-GAAP measure is operating income, as reported on our consolidated statements of operations, excluding certain expenses and benefits, which we refer to as “non-GAAP income from operations”. The second measure calculates non-GAAP income from operations as a percentage of reported services revenues, which we refer to as “non-GAAP operating margin”. Management believes that these non-GAAP measures help illustrate underlying trends in our business. We use these measures to establish budgets and operational goals (communicated internally and externally), manage our business and evaluate our performance. We exclude certain expenses and benefits from non-GAAP income from operations that we believe are not reflective of these underlying business trends and are not useful measures in determining our operational performance and overall business strategy. Because our reported non-GAAP financial measures are not calculated according to GAAP, these measures may not necessarily be comparable to GAAP or similarly described non-GAAP measures reported by other companies within our industry. Consequently, our non-GAAP financial measures should not be evaluated in isolation or supplant comparable GAAP measures, but, rather, should be considered together with our consolidated financial statements, which are prepared according to GAAP. The following table reconciles income from operations as reported on our consolidated statements of operations to non-GAAP income from operations and non-GAAP operating margin for 2011, 2010 and 2009 (in thousands, except percentages):

	Year Ended December 31,
	2011	2010	2009
Service revenues	$1,020,840	$823,511	$638,884

GAAP income from operations	$104,172	$63,898	$40,420
Stock-based compensation expense	19,256	18,156	14,921
Restructuring and other related charges	6,507	414	4,548
Amortization of purchased intangible assets	6,813	5,448	5,146
Acquisition costs and other related charges	1,861	111	2,962
Stock-based compensation review and restatement benefits	(3,500)	(301)	(992)

Non-GAAP income from operations	$135,109	$87,726	$67,005

GAAP operating margin	10.2%	7.8%	6.3%
Effect of adjustments detailed above	3.0%	2.9%	4.2%

Non-GAAP operating margin	13.2%	10.7%	10.5%

Non-GAAP income from operations increased in 2011 compared to 2010, and in 2010 compared to 2009, primarily due to the increases in reported GAAP income from operations. During 2011, 2010, and 2009, we received insurance recovery proceeds of $3.5 million, $0.3 million, and $1.0 million, respectively, as reimbursement for expenses incurred in 2006 and 2007 relating to the stock option review and restatement. When the expenses were originally incurred, they were excluded from our non-GAAP income from operations. Similarly, these benefits have been excluded from non-GAAP income from operations in 2011, 2010, and 2009.

Please see the “Results of Operations” section for a more detailed discussion and analysis of restructuring and other related charges, amortization of purchased intangible assets, and acquisition costs and other related charges.

When important to management’s analysis, operating results are compared in “constant currency terms”, a non-GAAP financial measure that excludes the effect of foreign currency exchange rate fluctuations. The effect of rate fluctuations is excluded by translating the current period’s local currency service revenues and expenses into U.S. dollars at the average exchange rates of the prior period of comparison. For a discussion of our exposure to exchange rates, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates relied upon in preparing these financial statements include, but are not limited to, estimated costs to complete long-term contracts, estimated fair value of investments, including whether any decline in such fair value is other-than-temporary, estimated fair values of reporting units used to evaluate goodwill for impairment, stock-based compensation expenses, restructuring and other related charges, contingent liabilities and recoverability of our net deferred tax assets and related valuation allowances. Although management regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

A summary of those accounting policies, significant judgments and estimates that we believe are most critical to fully understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

We recognize revenues from the provision of professional services, digital marketing services and offline printing and production services arrangements with our clients when persuasive evidence of an arrangement exists, services have been provided to the client, the fee is fixed or determinable and collectability is reasonably assured. In instances where the client, at its sole discretion, has the right to reject the services prior to final acceptance, revenue is deferred until such acceptance occurs.

We evaluate our contracts for multiple elements, and when appropriate, separate the contracts into separate units of accounting for revenue recognition. We allocate revenue to the elements in a multiple-element arrangement based upon their relative selling prices. We determine relative selling prices for each deliverable based on a selling price hierarchy. The selling price for a deliverable is based on vendor-specific objective evidence (“VSOE”), if available. If VSOE is not available, third party evidence (“TPE”) is used, and if neither VSOE nor TPE is available, the selling price for a deliverable is based on our best estimate of selling price. In some instances, multiple contracts with a single client are combined for purposes of assessing revenue recognition.

We recognize revenues from our fixed-price contracts and certain time-and-materials technology implementation consulting contracts using the percentage-of-completion method. We use the percentage-of-completion method because the services provided in these contracts are similar to services in contracts that are required to use the percentage-of-completion method under GAAP, such as services provided by engineers and architects, for example. Revenues generated from fixed-price and time-and-materials non-technology implementation contracts, except for support and maintenance contracts, are recognized based upon a proportional performance model. Our percentage-of-completion method and our proportional performance method of accounting calculate revenue based on the percentage of labor incurred to estimated total labor. This method is used because reasonably dependable estimates of the revenues and labor applicable to various stages of an arrangement can be made, based on historical experience and milestones set in the contract. Revenue from time-and-materials contracts is recognized as services are provided. In situations where time-and-materials contracts require deliverables and provide for a ceiling on fees that can be charged, the arrangement is recognized as time-and-materials are incurred unless calculated fees are estimated to exceed the ceiling, in which case revenue recognition is based on the proportional performance method. Revenues generated from staff augmentation, support and maintenance contracts are recognized ratably over the arrangement’s term.

Our assignment delivery and business unit finance personnel continually review labor incurred and estimated total labor, which may result in revisions to the amount of recognized revenue under an arrangement. Certain arrangements provide for revenue to be generated based upon the achievement of certain performance standards. Revenue related to achieving such performance standards is recognized when such standards are achieved. Revenue related to the achievement of performance standards was immaterial for all of the periods presented in our consolidated financial statements.

Revenues related to our digital marketing media sales are recorded as the net amount of our gross billings less pass-through expenses charged to a client. In most cases, the amount that is billed to clients significantly exceeds the amount of revenue that is earned and reflected in our financial statements, because of various pass-through expenses such as production and media costs. We are required to assess whether the agency or the third-party supplier is the primary obligor. We evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. Because we broadly operate as an advertising agency based on our primary lines of business and given the industry practice to generally record revenue on a net basis, we believe that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, we record revenue net of pass-through charges when we believe the key indicators of the business suggest we generally act as an agent on behalf of our clients in our primary lines of business. In those businesses where the key indicators suggest we act as a principal, we record the gross amount billed to the client as revenue.

Our marketing services, including access to our BridgeTrack® software application, help our clients optimize their cross-platform marketing effectively to track behavior and improve conversion rates through data-driven analysis. These services are provided in exchange for monthly retainer fees and license fees, and revenues are recognized as the monthly services are provided.

Revenues from offline printing and production services are recognized at the time title of the related items transfers to our clients, provided that all other revenue recognition criteria have been met.

If we do not accurately estimate the resources required or the scope of work to be performed for an arrangement or we do not manage the assignment properly within the planned time period, then we may recognize a loss on the arrangement. Provisions for estimated losses on uncompleted arrangements are made on an arrangement-by-arrangement basis and are recognized in the period in which such losses are identified. We have committed unanticipated additional resources to complete assignments in the past, which has resulted in lower than anticipated profitability or losses on those arrangements. We expect that we will experience similar situations in the future. In addition, we may fix the price for some assignments at an early stage of the process, which could result in a fixed price that is too low and, therefore, a corrected estimation could adversely affect our business, financial condition and results of operations.

We recognize revenue for services when collection from the client is reasonably assured, and our fees are fixed or determinable, provided that all other revenue recognition criteria have been met. We establish billing terms at the time assignment deliverables and milestones are agreed. Our normal payment terms are thirty days from invoice date. Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled revenues. Amounts invoiced to clients in excess of revenue recognized are classified as deferred revenues. Our assignment delivery and business unit finance personnel continually monitor the timeliness of payments from our clients and assess any collection issues.

Valuation and Impairment of Investments and/or Marketable Securities and Other Financial Assets

Assessing whether a decline in value in available-for-sale securities is other-than-temporary requires us to assess whether we intend to sell the security and if it would be more likely than not that we would be required to sell the available-for-sale security before its cost can be recovered, for reasons such as contractual obligations or working capital needs. Also, we have to assess whether the cost of the available-for-sale security will be recovered regardless of intent and/or requirement to sell. This assessment requires us to evaluate, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health and business outlook of the issuer, including industry and sector performance, operational and financing cash flow factors and overall market conditions and trends. Assessing the above factors involves inherent uncertainty. Accordingly, declines in fair value, if recorded, could be materially different from the actual market performance of marketable securities in our portfolio, if, among other things, relevant information related to our marketable securities was not publicly available or other factors not considered by us would have been relevant to the determination of impairment.

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. Those levels are:

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

Accounting for Income Taxes

We record income taxes under the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences, operating losses, or tax credit carryforwards are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We are required to establish a valuation allowance based on whether realization of deferred tax assets is considered to be more likely than not. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We reinvest certain earnings of foreign operations indefinitely and, accordingly, we do not provide for income taxes that could result from the remittance of such earnings. When we can no longer assert indefinite reinvestment of foreign earnings, we must provide for income taxes on these amounts.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

We record accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes.

Valuation of Long-Lived Assets and Goodwill

Long-lived assets are reviewed for impairment on a regular basis for the existence of facts and circumstances that may suggest that the carrying amount of an asset, or group of assets, may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated undiscounted future cash flows. If the estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. We assess the useful lives and possible impairment of long-lived assets when an event occurs that may trigger such a review. Determining whether a triggering event has occurred includes significant judgment by management. Factors we consider important which could trigger an impairment review include, but are not limited to:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of use of the acquired assets or the strategy for our overall business;

•	identification of other impaired assets within a reporting unit;

•	disposition of a significant portion of an operating segment;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a decline in our market capitalization relative to net book value.

During 2011, we performed two impairment reviews of the customer list intangible asset which we obtained in our acquisition of Nitro in 2009. These impairment reviews were performed during the second and fourth quarters of 2011 and were triggered by certain legacy Nitro customers notifying us of their intentions to cease or significantly reduce their purchases of our services. This caused the actual customer attrition rates experienced since we acquired Nitro to exceed the estimated attrition rates utilized in the original valuation of the Nitro customer list intangible asset. This intangible asset has a gross carrying amount of $10.1 million. The net book value of this intangible asset was $5.2 million and $7.0 million as of December 31, 2011 and 2010, respectively. In estimating the undiscounted future net cash flows expected to be generated by this intangible asset, we considered the following factors: actual customer attrition rates since the acquisition date; expected future attrition rates; estimated undiscounted net cash flows generated by the intangible asset since the acquisition date; estimated undiscounted net cash flows expected to be generated by the intangible asset over its remaining expected useful life; and the expected remaining useful life of the intangible asset. Our impairment reviews considered multiple future scenarios and the expected likelihood of those scenarios occurring, based on the information which was known to management at the time the reviews were performed. In both of these impairment reviews, the undiscounted net cash flows expected to be generated by the intangible asset were greater than the net book value of the asset at the time of the reviews. As a result, no impairments of this intangible asset were recorded during 2011. These impairment reviews involved the use of significant judgment by management, and different judgments could yield different results. In addition, if losses of additional legacy Nitro customers in the future exceed our current expectations of future attrition, such losses would be considered triggering events requiring us to perform additional impairment reviews of the customer list intangible asset. Such impairment reviews could result in the recognition of impairment losses, which could have a material adverse impact on our results of operations in the period in which such losses are recognized.

We assess goodwill annually (during the fourth quarter), or more frequently when events and circumstances, such as the ones mentioned above, occur indicating that the recorded goodwill may be impaired. In assessing goodwill for impairment, an entity has the option to assess qualitative factors to determine whether events or circumstances indicate that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, then performing the quantitative two-step goodwill impairment test is unnecessary. An entity can choose not to perform a qualitative assessment for any or all of its reporting units, and proceed directly to the use of the two-step impairment test. In assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we assess relevant events and circumstances that may impact the fair value and the carrying amount of a reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments by management. These judgments include the consideration of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events which are specific to Sapient, and trends in the market price of our common stock. Each factor is assessed to determine whether it impacts the impairment test positively or negatively, and the magnitude of any such impact.

The two-step goodwill impairment test requires us to identify our reporting units and to determine estimates of the fair values of those reporting units as of the date we test for impairment. Assets and liabilities, including goodwill, are allocated to reporting units based on factors such as specific identification and percentage of revenue. To conduct a quantitative two-step goodwill impairment test, the fair value of the reporting unit is first compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we perform the second step and record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair values of our reporting units using the income approach, via discounted cash flow valuation models which include, but are not limited to, assumptions such as a “risk-free” rate of return on an investment, the weighted average cost of capital of a market participant, and future revenue, operating margin, working capital and capital expenditure trends. Determining the fair values of reporting units and goodwill includes significant judgment by management, and different judgments could yield different results.

We performed the annual assessment of our goodwill during the fourth quarter of 2011, using the qualitative approach described above. Based on our qualitative assessment, we concluded that it was not more likely than not that the fair values of any of our reporting units were less than their carrying amounts, and therefore it was not necessary to perform the quantitative two-step impairment test. The key qualitative factors that led to our conclusion included the following: our impairment test performed during the fourth quarter of 2010 showed significant headroom between the fair values and carrying values for each reporting unit; our reporting units continued to show positive performance during 2011; based on our current forecasts for 2012 and beyond, we expect continued positive performance for all reporting units; and our market capitalization has not experienced any significant decline in the past year. In performing our assessment, we determined that one of our reporting units had a negative carrying value. Our conclusion that it was not necessary to perform the two-step impairment test for this reporting unit was based on the key factors noted above, in addition to assessing the reasons for the negative carrying value, and performing a sensitivity analysis on the two-step impairment test performed for this unit in the prior year. Also, the carrying value of one of our reporting units increased significantly from the prior year due to the two acquisitions which we completed during 2011. The performance of the acquired companies since the respective acquisition dates did not provide any contrary indications to our conclusion that it was not more likely than not that the fair value of this reporting unit was less than its carrying amount.

Restructuring and Other Related Charges

From time to time we establish exit plans for restructuring activities which require that we make estimates as to the nature, timing and amount of the exit costs that we specifically identify. The consolidation of facilities requires us to make estimates, which include contractual rental commitments or lease buy-outs for vacated office space and related costs, and estimated sub-lease income. We review our sub-lease assumptions and lease buy-out assumptions on a regular basis. These estimates include lease buy-out costs, anticipated sub-lease rates, other terms and conditions in sub-lease contracts, and the timing of these sub-lease arrangements. If the rental markets continue to change, our lease buy-out, sub-lease and space requirement assumptions may not be accurate, and it is possible that changes in these estimates could materially affect our financial condition and results of operations.

Contingent Liabilities

We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $0.3 million, for which the likelihood of a loss is considered more than remote, and various administrative audits, each of which have arisen in the ordinary course of our business. We have recorded an accrual at December 31, 2011 of approximately $0.3 million related to certain of these items for which the likelihood of a loss is considered probable. Although we intend to defend these matters vigorously, the ultimate outcome of these items is uncertain. However, we do not expect the potential losses, if any, to have a material adverse effect on our operating results.

Accounting for Acquisitions

We account for acquisitions completed after December 31, 2008 using the acquisition method. The acquisition method requires us to recognize and measure identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquired entity. Accounting for acquisitions involves significant judgments and estimates, primarily, but not limited to: the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenues and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. Our financial position and results of operations may be materially impacted by the initial selection of, or changes in, assumptions and estimates used in accounting for prior or future acquisitions.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements.

Results of Operations

The following table presents the items included in our consolidated statements of operations as percentages of service revenues:

	Year Ended December 31,
	2011	2010	2009
Revenues:
Service revenues	100%	100%	100%
Reimbursable expenses	4%	5%	4%

Total gross revenues	104%	105%	104%

Operating expenses:
Project personnel expenses	68%	68%	68%
Reimbursable expenses	4%	5%	5%

Total project personnel expenses and reimbursable expenses	72%	73%	73%
Selling and marketing expenses	4%	5%	5%
General and administrative expenses	17%	18%	18%
Restructuring and other related charges	0%	0%	1%
Amortization of purchased intangible assets	1%	1%	1%
Acquisition costs and other related charges	0%	0%	0%

Total operating expenses	94%	97%	98%

Income from operations	10%	8%	6%
Other income, net	0%	0%	0%
Interest income, net	1%	0%	1%

Income before income taxes	11%	8%	7%

Provision for income taxes	4%	3%	2%
Benefit from release of valuation allowance	0%	0%	(9)%

Provision for (benefit from) income taxes	4%	3%	(7)%

Net income	7%	5%	14%

Years Ended December 31, 2011 and 2010

Service Revenues

Our service revenues for 2011 and 2010 were as follows (in thousands, except percentages):

	Year Ended December 31,			Percentage Increase
	2011	2010	Increase
Service revenues	$1,020,840	$823,511	$197,329	24%

Service revenues increased due to increases in demand for our services in all three of our primary business units. Compared geographically to 2010, 2011 service revenues in the United States increased 29%, compared to an increase of 17% from our international subsidiaries. Service revenues also increased, to a lesser extent, due to incremental service revenues from our 2011 acquisitions.

The following table presents our service revenues by industry sector for 2011 and 2010 (in millions, except percentages):

	Year Ended December 31,		Increase/ (Decrease)	Percentage Increase/ (Decrease)
Industry Sector	2011	2010
Consumer, Travel & Automotive	$390.0	$256.1	$133.9	52%
Financial Services	318.8	264.8	54.0	20%
Technology & Communications	118.3	116.7	1.6	1%
Government, Health & Education	112.2	104.2	8.0	8%
Energy Services	81.5	81.7	(0.2)	(0)%

Total service revenues	$1,020.8	$823.5	$197.3	24%

The increases in industry sector service revenues were due to increases in demand for our services in these sectors. The decrease in the Energy Services sector was due to a decrease in demand compared to 2010.

Utilization represents the percentage of our delivery personnel’s time spent on billable client work. Our 2011 utilization was 71%, a four-point decrease from our 2010 utilization of 75%. Our 2011 average delivery personnel peoplecount increased 21% compared to 2010, which was in line with service revenue growth. Contractor and consultant usage, measured by expense, increased 7% compared to 2010 as our need for contractors and consultants in specialized areas for certain client contracts increased.

Our five largest clients, in the aggregate, accounted for 19% of our service revenues in 2011 compared to 19% in 2010. No individual client accounted for more than 10% of our service revenues for 2011 and 2010. Long-Term and Retainer Revenues are revenues from contracts with durations of at least twelve months, and from applications management and long-term support assignments, which are cancelable. Long-Term and Retainer Revenues represented 48% and 46% of our total service revenues for 2011 and 2010, respectively.

Project Personnel Expenses

Project personnel expenses consist primarily of salaries and employee benefits for personnel dedicated to client assignments, contractors and consultants and other direct expenses incurred to complete assignments that were not reimbursed by the client. These expenses represent the most significant costs we incur in providing our services. The following table presents project personnel expenses for 2011 and 2010 (in thousands, except percentages):

	Year Ended December 31,			Percentage Increase
	2011	2010	Increase
Project personnel expenses	$690,821	$563,930	$126,891	23%
Project personnel expenses as a percentage of service revenues	68%	68%	0 points

The increase in project personnel expense in 2011 was a direct result of our service revenue growth as we had to increase delivery personnel peoplecount, use of contractors and consultants and other direct expenses in order to support the increase in demand for our services. Compensation expenses increased $108.0 million, primarily due to a 21% increase in delivery personnel peoplecount. Contractor and consultant expense increased $5.6 million as our need for contractors and consultants in specialized areas for certain client contracts increased. Travel expenses increased $11.0 million to support revenue growth. Finally, other project personnel expenses increased in the aggregate by $2.3 million.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses. The following table presents selling and marketing expenses for 2011 and 2010 (in thousands, except percentages):

	Year Ended December 31,		Increase/ (Decrease)		Percentage Increase
	2011	2010
Selling and marketing expenses	$39,025	$38,833	$192		0%
Selling and marketing expenses as a percentage of service revenues	4%	5%	(1 point	)

Selling and marketing expenses were essentially unchanged in 2011 compared to 2010. Compensation expenses increased $1.4 million, primarily due to an increase in selling and marketing peoplecount. This increase was offset by a decrease of $1.4 million in external consultant costs. Other selling and marketing expenses increased, in the aggregate, $0.2 million.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses. The following table presents general and administrative expenses for 2011 and 2010 (in thousands, except percentages):

	Year Ended December 31,		Increase/ (Decrease)		Percentage Increase
	2011	2010
General and administrative expenses	$171,641	$150,877	$20,764		14%
General and administrative expenses as a percentage of service revenues	17%	18%	(1 point	)

The increase in general and administrative expenses was primarily due to the following factors:

•	facilities expenses increased $10.3 million, primarily due to office space expansions in several locations during 2011;

•	compensation expenses increased $6.8 million due to a 14% increase in average general and administrative peoplecount and the impact of annual raises and promotions;

•	insurance costs increased $5.9 million due to the increase in peoplecount and rate increases;

•	external consultant costs increased $2.3 million; and

•	expenses relating to hedging gains and losses increased $1.7 million, as net losses of $1.2 million were recorded in 2011, compared to net gains of $0.5 million in 2010.

These increases were partially offset by the following factors:

•	expenses relating to currency gains and losses decreased by $2.3 million, as net gains of $1.6 million were recorded in 2011, compared to net losses of $0.7 million in 2010; and

•	insurance recovery proceeds of $3.5 million were received during the first quarter of 2011 as reimbursement for expenses incurred during the stock option review and restatement in 2006 and 2007.

Other general and administrative expenses decreased, in the aggregate, $0.4 million.

Restructuring and Other Related Charges

Restructuring and other related charges increased $6.1 million in 2011 to $6.5 million, compared to $0.4 million in 2010. Restructuring and other related charges for 2011 consisted primarily of the following:

•

$5.7 million related to cash and other termination benefits for two former Nitro executives whose positions were made redundant, as well as the re-positioning of a portion of our SapientNitro business in Australia from traditional advertising capabilities to digitally-led capabilities; this charge consisted of $1.1 million of cash severance and other associated termination benefits, and a $4.6 million non-cash charge related to the acceleration of unrecognized compensation expense for stock-based awards;

•	$0.9 million related to the consolidation of our New York City operations into one office space;

•	$0.3 million related to future payments owed to us under a sub-lease of a previously restructured office space which are no longer expected to be collected; and

•	net benefits of $0.4 million related to changes in the estimated operating expenses to be incurred and sub-lease income to be received in connection with previously restructured leases.

Net restructuring charges of $0.4 million recorded in 2010 consisted of a $0.8 million charge relating to the consolidation of our UK operations into one office space, partially offset by benefits of $0.4 million related to changes in the estimated operating expenses to be incurred and sub-lease income to be received in connection with two previously restructured leases, which ended in 2011.

Amortization of Purchased Intangible Assets

During 2011 and 2010, purchased intangible assets consisted of non-compete and non-solicitation agreements, customer lists, intellectual property, and tradenames acquired in business combinations. Amortization expense related to intangible assets increased from $5.4 million in 2010 to $6.8 million in 2011 due to the amortization of intangible assets acquired in our 2011 acquisitions, partially offset by a decrease in expense as the useful economic lives of certain other intangible assets ended.

Acquisition Costs and Other Related Charges

Acquisition costs and other related charges are expenses associated with third-party professional services we utilize related to the evaluation of potential targets and the execution of successful acquisitions. Although we may incur costs to evaluate targets, the related potential transaction(s) may never be consummated. Acquisition costs and other related charges also include changes in the fair value of contingent consideration liabilities recorded as the result of acquisitions. Until these liabilities are settled, they must be remeasured to fair value each reporting period, with the changes included in earnings. Acquisition costs and other related charges were $1.9 million and $0.1 million for 2011 and 2010, respectively. The increase was due to the fact that two acquisitions occurred during 2011, for which we incurred expenses relating to third-party services and remeasurements of the fair value of contingent consideration liabilities, while no acquisitions were completed during 2010. We recorded contingent consideration liabilities as the result of our acquisition of D&D Holdings Limited during 2011, and we expect to record quarterly remeasurements of the fair value of these liabilities until they are settled at various points in time through 2014.

Interest and Other Income

The most significant component of interest and other income is interest income. Interest income is derived primarily from investments in U.S. government securities, bank time deposits, and money market funds. The following table presents interest and other income for 2011 and 2010 (in thousands, except percentages):

	Year Ended December 31,		Increase	Percentage Increase
	2011	2010
Interest and other income, net	$6,342	$3,705	$2,637	71%

Interest and other income increased in 2011 primarily due to an increase in interest income, as we had higher average balances of cash and cash equivalents compared to 2010, and, to a lesser extent, an increase in interest rates on our foreign currency cash and cash equivalents.

Provision for Income Taxes

The provision for income taxes was $36.9 million and $23.8 million for 2011 and 2010, respectively. Income tax is related to foreign, federal and state tax obligations. The increase in our provision for income taxes was primarily due to increased profits.

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2011, a valuation allowance is maintained against deferred tax assets associated with certain state net operating loss carryforwards. We also maintain a valuation allowance against our deferred tax assets in Switzerland but believe that deferred tax assets in various other foreign jurisdictions are more likely than not to be realized and, therefore, no valuation allowance has been recorded against these assets.

We had gross unrecognized tax benefits, including interest and penalties, of approximately $15.2 million as of December 31, 2011 and $12.0 million as of December 31, 2010. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of our effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2011 and 2010, accrued interest and penalties were approximately $1.4 million and $1.1 million, respectively.

We conduct business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Canada, Germany, India, Switzerland, the United Kingdom and the United States. Our U.S. federal tax filings are open for examination for tax years 2008 through the present. The statutes of limitations in our other tax jurisdictions remain open for various periods between 2004 and the present. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in a future period.

Although we believe our tax estimates are appropriate, the final determination of tax audits could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of tax audits and the expiration of relevant statutes of limitations in the next twelve months could result in a decrease in our unrecognized tax benefits of an amount between $1.5 million and $2.5 million.

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions. For 2011, our effective tax rate varied from the statutory tax rate primarily due to state income taxes, the tax rate differential attributable to income earned by our foreign subsidiaries and the related mix of jurisdictional profits, changes in uncertain tax positions, and changes in deferred taxes on unremitted earnings.

Results by Operating Segment

We have discrete financial data by operating segments available based on our method of internal reporting, which disaggregates our operations. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance.

Beginning in 2010, we realigned our North America and Europe operating segments and internal reporting systems into three operating segments to better align our services with our business and operational strategy. The realigned operating segments were: SapientNitro, Sapient Global Markets and Sapient Government Services. As such, results by operating segment for the year ended December 31, 2009 have been recast to reflect the operating segment unit structure.

We typically do not allocate certain marketing and general and administrative expenses including costs associated with our restructuring events (as described in Note 10 in the Notes to Consolidated Financial Statements), to our operating segments because these activities and costs generally impact areas that support the operating segments and, therefore, are managed separately. However, in 2009, we allocated $1.2 million and $0.6 million of $2.0 million related to our first quarter reduction in workforce to our SapientNitro and Sapient Global Markets segments, respectively, because all of the people involved provided labor exclusively for one of these two segments. Management does not allocate amortization of purchased intangible assets, stock-based compensation expense, acquisition costs and other related charges, or interest and other income to the segments for the review of results by the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM, and therefore, we have not disclosed asset information for the operating segments.

The following tables present the service revenues and income before income taxes attributable to these operating segments for the periods presented (in thousands):

	Year Ended December 31,
	2011	2010
Service Revenues:
SapientNitro	$685,659	$514,727
Sapient Global Markets	282,798	260,359
Sapient Government Services	52,383	48,425

Total service revenues	$1,020,840	$823,511

	Year Ended December 31,
	2011	2010
Income Before Income Taxes:
SapientNitro	$226,227	$150,429
Sapient Global Markets	86,948	84,974
Sapient Government Services	13,745	13,749

Total reportable segments operating income(1)	326,920	249,152
Less: reconciling items(2)	(216,406)	(181,549)

Total income before income taxes	$110,514	$67,603

(1)	Segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Year Ended December 31,
	2011	2010
Centrally managed functions	$191,811	$161,426
Restructuring and other related charges	6,507	414
Amortization of purchased intangible assets	6,813	5,448
Stock-based compensation expense	19,256	18,156
Interest and other income, net	(6,342)	(3,705)
Acquisition costs and other related charges	1,861	111
Unallocated benefits(a)	(3,500)	(301)

Total reconciling items	$216,406	$181,549

(a)	Reflects stock option restatement-related benefits.

Service Revenues by Operating Segment

SapientNitro service revenues increased 33% due to an increase in demand for our services, and to a lesser extent, incremental revenue from our 2011 acquisitions. In constant currency terms, SapientNitro service revenues increased 31%.

The following table presents SapientNitro service revenues by industry sector for 2011 and 2010 (in millions except percentages):

	Year Ended December 31,		Increase / (Decrease)	Percentage Increase / (Decrease)
Industry Sector	2011	2010
Consumer, Travel & Automotive	$390.0	$256.1	$133.9	52%
Technology & Communications	117.4	116.7	0.7	1%
Financial Services	116.2	79.5	36.7	46%
Government, Health & Education	52.6	53.2	(0.6)	(1)%
Energy Services	9.5	9.2	0.3	3%

Total SapientNitro service revenues	$685.7	$514.7	$171.0	33%

The increases in sector service revenues were due to increases in demand for our services and, to a lesser extent, specifically in the case of the Consumer, Travel and Automotive sector, incremental revenue from our 2011 acquisitions. In the Consumer, Travel and Automotive and Financial Services industry sectors in particular, we have experienced increasing acceptance of our value proposition, as companies in these sectors shift more of their marketing efforts to digital platforms. The decrease in the Government, Health and Education sector was due to a decrease in demand for our services in this sector.

Sapient Global Markets service revenues increased 9% due to an increase in demand for our services. In constant currency terms, Sapient Global Markets service revenues increased 7%.

The following table presents Sapient Global Markets service revenues by industry sector for 2011 and 2010 (in millions except percentages):

	Year Ended December 31,		Increase/ (Decrease)	Percentage Increase/ (Decrease)
Industry Sector	2011	2010
Financial Services	$202.5	$185.1	$17.4	9%
Government, Health & Education	8.3	2.8	5.5	196%
Energy Services	72.0	72.5	(0.5)	(1)%

Total Sapient Global Markets service revenues	$282.8	$260.4	$22.4	9%

The increases in service revenues in the Financial Services and Government, Health & Education sectors were due to increases in demand for our services. The decrease in the Energy Services sector was due to a decrease in demand for our services in this sector.

Service revenues for our Sapient Government Services segment increased by 8% in 2011 compared to 2010, due to an increase in demand for our services in this segment.

Operating Income by Operating Segment

SapientNitro’s operating income increased $75.8 million in 2011. As a percentage of revenue, SapientNitro’s operating income increased to 33% in 2011 compared to 29% in 2010. These increases were primarily due to increases in pricing for our services and a decrease in compensation expenses as a percentage of related service revenues.

Sapient Global Markets’ operating income increased $2.0 million due to the increase in service revenues. As a percentage of revenue, Sapient Global Markets’ operating income decreased to 31% in 2011 compared to 33% in 2010. This decrease was primarily due to increases in compensation expenses and travel expenses, partially offset by a decrease in external consultant costs, as percentages of related service revenues.

Sapient Government Services’ operating income was essentially unchanged in 2011 compared to 2010. As a percentage of revenue, Sapient Government Services’ operating income decreased to 26% compared to 28% in 2010. The primary reason for this decrease was an increase in compensation expenses as a percentage of related service revenues.

Years Ended December 31, 2010 and 2009

Service Revenues

Our service revenues for 2010 and 2009 were as follows (in thousands, except percentages):

	Year Ended December 31,		Increase	Percentage Increase
	2010	2009
Service revenues	$823,511	$638,884	$184,627	29%

Service revenues increased due to increases in demand for our services in all three of our primary business units. Compared geographically to 2009, 2010 service revenues from clients in the United States increased 37%, compared to an increase of 19% from our international clients (see Results by Operating Segment). Service revenues also increased, to a lesser extent, due to incremental service revenues from our Nitro acquisition.

The following table presents our service revenues by industry sector for 2010 and 2009 (in millions, except percentages):

	Year Ended December 31,		Increase/ (Decrease)	Percentage Increase/ (Decrease)
Industry Sector	2010	2009
Financial Services	$264.8	$209.0	$55.8	27%
Consumer, Travel & Automotive	256.1	152.8	103.3	68%
Technology & Communications	116.7	99.5	17.2	17%
Government, Health & Education	104.2	92.9	11.3	12%
Energy Services	81.7	84.7	(3.0)	(4)%

Total service revenues	$823.5	$638.9	$184.6	29%

The increases in industry sector service revenues were due to an increase in demand for our services in these sectors, and to a lesser extent in the Consumer, Travel and Automotive sector, incremental revenue from our Nitro acquisition. The decrease in the Energy Services sector was due to a slight decrease in demand compared to 2009.

Utilization represents the percentage of our delivery personnel’s time spent on billable client work. Our 2010 utilization was 75%, a two-point decrease from our 2009 utilization of 77%. Our 2010 average delivery personnel peoplecount increased 30% compared to 2009, which was in line with service revenue growth. Contractors and consultant usage, measured by expense, increased 20% compared to 2009 as our need for contractors and consultants in specialized areas for certain client contracts increased.

Our five largest clients, in the aggregate, accounted for 19% of our service revenues in 2010 compared to 21% in 2009. No individual client accounted for more than 10% of our service revenues for 2010 and 2009. Long-Term and Retainer Revenues represented 46% and 44% of our total service revenues for 2010 and 2009, respectively.

Project Personnel Expenses

Project personnel expenses consist primarily of salaries and employee benefits for personnel dedicated to client assignments, contractors and consultants and other direct expenses incurred to complete assignments that were not reimbursed by the client. These expenses represent the most significant costs we incur in providing our services. The following table presents project personnel expenses for 2010 and 2009 (in thousands, except percentages):

	Year Ended December 31,		Increase	Percentage Increase
	2010	2009
Project personnel expenses	$563,930	$435,859	$128,071	29%
Project personnel expenses as a percentage of service revenues	68%	68%	0 points

The increase in project personnel expense in 2010 was a direct result of our service revenue growth as we had to increase delivery personnel peoplecount, use of contractors and consultants and other direct expenses in order to support the increase in demand for our services. Compensation expenses increased $105.7 million, primarily due to a 30% increase in delivery personnel peoplecount. Contractor and consultant expense increased $12.9 million as our need for contractors and consultants in specialized areas for certain client contracts increased. Travel expenses increased $4.2 million to support revenue growth in addition to the fact that we made a concerted effort to reduce non-essential travel in 2009 during the general economic downturn. Stock-based compensation expense also increased $2.2 million, primarily due to the increase in average stock price compared to 2009. Finally, other project personnel expenses increased, in the aggregate, $3.1 million.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses. The following table presents selling and marketing expenses for 2010 and 2009 (in thousands, except percentages):

	Year Ended December 31,		Increase	Percentage Increase
	2010	2009
Selling and marketing expenses	$38,833	$31,931	$6,902	22%
Selling and marketing expenses as a percentage of service revenues	5%	5%	0 points

The increase in selling and marketing expenses was due to multiple factors: (i) compensation expense increased $3.2 million, primarily due to an increase in peoplecount, (ii) use of consultants increased $2.6 million due to increased need for sales support in light of revenue growth, and (iii) other selling and marketing expenses increased, in the aggregate, $1.1 million.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses. The following table presents general and administrative expenses for 2010 and 2009 (in thousands, except percentages):

	Year Ended December 31,		Increase	Percentage Increase
	2010	2009
General and administrative expenses	$150,877	$118,018	$32,859	28%
General and administrative expenses as a percentage of service revenues	18%	18%	0 points

The increase in general and administrative expenses was due to the following factors: (i) facilities expenses increased $9.2 million primarily due to our new Special Economic Zone (“SEZ”) unit in India and moving into new office space in the United Kingdom midway through 2009, (ii) compensation expense increased $7.4 million, (iii) consultant expense increased $3.7 million, (iv) professional service fees such as agency fees and legal fees increased, in the aggregate, $3.8 million due to an overall increase in peoplecount and corporate maintenance expenses, respectively, (v) travel expenses increased $2.0 million due to internal projects and the fact that we made a concerted effort to reduce non-essential travel in 2009 during the general economic downturn, (vi) stock-based compensation expense increased $1.5 million due to incremental expense from the Nitro acquisition and the increase of the average price of our common stock compared to 2009 and (vii) health insurance costs increased $1.2 million due to the overall increase in peoplecount. Finally, other general and administrative expenses increased, in the aggregate, $4.2 million.

Restructuring and Other Related Charges

Restructuring and other related charges decreased $4.1 million compared to 2009 due to two reasons. First, we had a workforce restructuring where we recorded a $2.0 million restructuring charge in the first quarter of 2009. Second, we recorded a $2.6 million charge in the third quarter of 2009 principally as a result of a change in estimated sub-lease income associated with two previously restructured leases. In 2010 we had one facility restructuring which resulted in a charge of only $0.8 million which was offset by a benefit of $0.4 million principally as a result of a change in estimated sub-lease income associated with two previously restructured leases.

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

Acquisition Costs and Other Related Charges

On January 1, 2009, we began accounting for business combinations using the acquisition method which requires acquisition related costs to be expensed as incurred. These costs include expenses associated with third-party professional services we incur related to our evaluation process of potential acquisition opportunities and other related charges. Though we may incur acquisition costs and other related charges it is not indicative that any transaction will be consummated. The reason why expenses decreased in 2010 is that 2009 reflected the bulk of expenses related to the Nitro acquisition while we had no acquisitions in 2010.

Interest and Other Income

The most significant component of interest and other income is interest income. Interest income is derived primarily from investments in U.S. government securities, bank time deposits, and money market funds. The following table presents interest and other income for 2010 and 2009 (in thousands, except percentages):

	Year Ended December 31,		Increase	Percentage Increase
	2010	2009
Interest and other income, net	$3,705	$3,156	$549	17%

Interest and other income increased due to an increase in interest income as we had higher average cash balances compared to 2009, and, to a lesser extent, an increase in interest rates.

Provision for Income Taxes

The provision for income taxes is related to foreign, federal and state tax obligations. The increase in our provision for income taxes was due to higher income before taxes and a higher tax expense rate on our U.S. income due to the release of our valuation allowance on a substantial portion of our U.S. deferred taxes in the fourth quarter of 2009. Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2008 all of our U.S. deferred tax assets had a full valuation allowance of $112.1 million. Based upon our operating results for the years immediately preceding and through December 31, 2009, as well as an assessment of our expected future results of operations in the U.S., at December 31, 2009 we determined that it had become more likely than not that we would realize a substantial portion of our deferred tax assets in the U.S. As a result, we released our valuation allowances on a substantial portion of our U.S. deferred tax assets in the fourth quarter of 2009. Certain state tax net operating loss carryforwards, as well as a portion of the net operating loss carryforwards relating to certain stock-based compensation deductions will remain with a valuation allowance recorded against them at December 31, 2010 and 2009. At December 31, 2010 we determined that it had become more likely than not that we would realize a portion of our deferred tax assets related to state net operating loss carryforwards. As a result, we released $2.3 million of valuation allowances on our state deferred tax assets, which was recorded as an income tax benefit. In addition, at December 31, 2010 we established a valuation allowance of $1.5 million against deferred tax assets in Switzerland, but continue to believe that the deferred tax assets in other foreign subsidiaries are more likely than not to be realized and, therefore, no valuation allowance has been recorded against these assets.

We had gross unrecognized tax benefits, including interest and penalties, of approximately $12.0 million as of December 31, 2010 and $8.9 million as of December 31, 2009. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of our effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2010, accrued interest and penalties were approximately $1.1 million.

Results by Operating Segment

The following tables present the service revenues and income before income taxes attributable to our operating segments for the periods presented (in thousands):

	Year Ended December 31,
	2010	2009
Service Revenues:
SapientNitro	$514,727	$405,020
Sapient Global Markets	260,359	198,043
Sapient Government Services	48,425	35,821

Total service revenues	$823,511	$638,884

	Year Ended December 31,
	2010	2009
Income Before Income Taxes:
SapientNitro	$150,429	$115,461
Sapient Global Markets	84,974	65,316
Sapient Government Services	13,749	10,303

Total reportable segments operating income(1)	249,152	191,080
Less reconciling items(2)	(181,549)	(147,504)

Total income before income taxes	$67,603	$43,576

(1)	Segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Year Ended December 31,
	2010	2009
Centrally managed functions	$161,426	$125,864
Restructuring and other related charges	414	2,759
Amortization of purchased intangible assets	5,448	5,146
Stock-based compensation expense	18,156	14,921
Interest and other income, net	(3,705)	(3,156)
Acquisition costs and other related charges	111	2,962
Unallocated benefits(a)	(301)	(992)

Total reconciling items	$181,549	$147,504

(a)	Reflects stock option restatement-related benefits.

Service Revenues by Operating Segment

Our SapientNitro service revenues increased 27% due to an increase in demand for our services, and to a lesser extent, incremental revenue from our Nitro acquisition. In constant currency terms, SapientNitro service revenues increased 26%.

The following table compares our 2010 SapientNitro service revenues by industry sector to 2009:

	Year Ended December 31,		Increase / (Decrease)	Percentage Increase / (Decrease)
Industry Sector	2010	2009
Consumer, Travel & Automotive	$256.1	$152.8	$103.3	68%
Technology & Communications	116.7	99.5	17.2	17%
Financial Services	79.5	76.7	2.8	4%
Government, Health & Education	53.2	57.0	(3.8)	(7)%
Energy Services	9.2	19.1	(9.9)	(52)%

Total SapientNitro service revenues	$514.7	$405.1	$109.6	27%

The increases in sector service revenues were due to an increase in demand for our services and, to a lesser extent in the case of the Consumer, Travel and Automotive sector, incremental revenue from our Nitro acquisition. The decreases in the Government, Health and Education and Energy Services sectors were due to a decrease in demand for our services in these sectors.

The following table compares our 2010 Sapient Global Markets service revenues by industry sector to 2009:

	Year Ended December 31,			Percentage Increase
Industry Sector	2010	2009	Increase
Financial Services	$185.1	$132.3	$52.8	40%
Government, Health & Education	2.8	—	2.8	N/A
Energy Services	72.5	65.7	6.8	10%

Total Sapient Global Markets service revenues	$260.4	$198.0	$62.4	32%

The increase in service revenues in these sectors was due to an increase in demand for our services.

Service revenues for our Sapient Government Services segment increased by 35% in 2010 compared to 2009 due to an increase in demand for our services in this sector.

Operating Income by Operating Segment

SapientNitro’s operating income increased $35.0 million due to the increase in service revenues. As a percentage of revenue, SapientNitro’s operating income remained constant at 29% compared to 2009.

Sapient Global Markets operating income increased $19.7 million due to the increase in service revenues. As a percentage of revenue, Sapient Global Markets operating income remained constant at 33% compared to 2009.

Sapient Government Services operating income increased $3.5 million due to the increase in service revenues. As a percentage of revenue, Sapient Government Services operating income decreased to 28% compared to 29% in 2009. The reason for the decrease was an increase in contractor and consultant usage as our need for contractors and consultants in specialized areas for certain client contracts increased.

Liquidity and Capital Resources

We invest our excess cash predominantly in money market funds, time deposits with maturities of less than or equal to 90 days, mutual funds and other cash equivalents. At December 31, 2011 we had approximately

$225.6 million in cash, cash equivalents, restricted cash and marketable investments, compared to $234.1 million at December 31, 2010. The decrease was primarily due to the use of $44.6 million in cash for our two 2011 acquisitions, $35.5 million for capital purchases, $48.9 million for a special cash dividend, and a decrease of $15.4 million as a result of foreign currency exchange rate fluctuations, partially offset by $132.6 million of cash which was provided by operating activities.

We had approximately $4.2 million held with various banks as collateral for letters of credit and performance bonds, and those amounts are classified as restricted cash on our consolidated balance sheet at December 31, 2011.

At December 31, 2011 we had the following contractual obligations:

	Payments Due By Period
	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
	(In thousands)
Operating leases	$22,865	$41,831	$30,971	$50,737	$146,404
Cash outlays for restructuring and other related activities(1)	130	5	4	—	139
Purchase obligations(2)	1,344	103	—	—	1,447
Uncertain tax positions	—	13,840	—	—	13,840

Total	$24,339	$55,779	$30,975	$50,737	$161,830

(1)	Cash outlays for restructuring and other related activities include $3.3 million of minimum future lease and related payments for excess facilities, net of estimated sublease income of $3.2 million under existing arrangements. Estimated future payments for operating expenses relating to excess facilities are not included.

(2)	Purchase obligations represent minimum commitments due to third parties, including subcontractor agreements, telecommunications contracts, IT maintenance contracts in support of internal use of software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties, have been excluded. Amounts presented also exclude accounts payable and accrued expenses at December 31, 2011.

Operating Activities

Cash provided by operating activities during 2011 totaled $132.6 million, primarily due to $73.6 million in net income and the addition of $68.2 million in non-cash charges, partially offset by a decrease of $9.2 million in cash relating to changes in working capital. Within working capital, changes in accounts receivable, unbilled revenues and deferred revenues resulted in a net decrease of $17.2 million, primarily due to higher service revenues in 2011 compared to 2010. Accrued compensation increased by $15.0 million, primarily due to the fact that bonuses accrued for 2011 were higher than bonuses paid out in 2011 for 2010 performance, due to the improvement in our operating results. Cash provided by operating activities increased by $61.7 million from $70.9 million in 2010, primarily due to the $29.8 million increase in net income, and a $19.9 million improvement from changes in working capital.

Days sales outstanding (“DSO”) is calculated based on actual three months of total revenue and period end accounts receivable, unbilled revenue and deferred revenue balances. Our DSO decreased 3% to 63 days as of December 31, 2011 compared to DSO of 65 days as of December 31, 2010. DSO decreased primarily due to improvements in our collection of cash from clients.

Investing Activities

Cash used in investing activities during 2011 totaled $81.0 million. This was primarily due to the use of $44.6 million (net of cash acquired) for the acquisitions of DAD and Clanmo, and the use of $35.5 million for capital expenditures and internally developed software. Cash used in investing activities increased by $64.0 million from $17.0 million in 2010, primarily due to the fact that we used only $3.2 million for acquisitions in 2010, and capital expenditures increased by $14.3 million, primarily due to more activity relating to build-outs of new or expanded office spaces. In addition, during 2010 we received $16.4 million from sales and maturities of trading securities, while we had no activity in trading securities during 2011.

Financing Activities

Cash used in financing activities during 2011 was $43.3 million, primarily relating to a $48.9 million special dividend payment to holders of common stock, net repayments of $4.4 million under our revolving credit facility in India, and the repayment of $3.8 million of debt assumed in the acquisition of DAD. These cash outflows were partially offset by the receipt of $10.2 million in cash proceeds from stock option exercises, and $3.7 million of tax benefits from stock plans. Cash used in financing activities increased by $9.4 million from $33.9 million in 2010, primarily due to an increase of $8.8 million in net repayments under the India credit facility, and an increase of $2.0 million in cash dividend payments. We entered into our India credit facility in 2010 in order to finance the build-out of a new office in India. Management concluded that this credit facility was the most efficient financing method available. This credit facility expired December 31, 2011.

Non-cash investing transactions of $4.9 million and $2.4 million in 2011 and 2010, respectively, reflect the value of shares of common stock issued as contingent consideration in connection with our acquisition of DCG.

We use foreign currency option contracts to partially mitigate the effects of exchange rate fluctuations on revenues and operating expenses denominated in certain foreign currencies. Please see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of our use of such derivative financial instruments.

We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling $0.3 million, for which the likelihood of a loss is considered more than remote, and various administrative audits, each of which have arisen in the ordinary course of our business. We have recorded an accrual at December 31, 2011 of $0.3 million related to certain of these items for which the likelihood of a loss is considered probable. During the three months ended September 30, 2011, we made a payment of $0.9 million to settle a claim which had initially been accrued as a contingent liability during the three months ended March 31, 2011. Although we intend to defend these matters vigorously, the ultimate outcome of these matters is uncertain. However, we do not expect the potential losses, if any, to have a material adverse effect on our operating results.

As of December 31, 2011, our total cash, cash equivalents, restricted cash and marketable securities were $225.6 million. This balance included $76.1 million held by our U.S. entities and $149.5 million held by our foreign subsidiaries. If we need to access these overseas funds for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to reinvest the unremitted earnings of our foreign subsidiaries indefinitely, except for $38.1 million of unremitted earnings which as of December 31, 2011 were not reinvested indefinitely. Our current plans do not demonstrate a need to repatriate any overseas funds to fund our U.S. operations.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income, which amends ASC Topic 220, Comprehensive Income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as a part of the statement of stockholders’ equity and requires other comprehensive income to be presented as part of a single continuous statement of comprehensive income or in a statement of other comprehensive income immediately following the statement of operations. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and must be retrospectively applied to all reporting periods presented. Early adoption is permitted, but we did not adopt ASU 2011-05 early. ASU 2011-05 will not have an impact on the Company’s financial condition, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We account for our marketable securities as “available-for-sale” or “trading” securities. Available-for-sale securities are carried on the balance sheet at fair value. Unrealized gains and losses on available-for-sale securities that are considered temporary are reflected in the “accumulated other comprehensive loss” caption of our consolidated balance sheets. Unrealized losses on available-for-sale securities are reflected in earnings when the decline in fair value below cost basis is determined to be other-than-temporary. Credit losses on debt securities classified as available-for-sale are an example of other-than-temporary declines in value and are reflected in the “other income, net” caption of our consolidated statements of operations. Trading securities are carried on the balance sheet at fair value with unrealized gains and losses reflected in the “other income, net” caption of our consolidated statements of operations.

The estimated fair value of our marketable securities portfolio was $9.0 million as of December 31, 2011, which included $7.7 million of mutual funds and $1.3 million of auction rate securities (“ARS”). We do not intend to sell the remaining $1.4 million (amortized cost) in ARS classified as available-for-sale until a successful auction occurs, nor do we believe that we will be required to sell these securities at less than amortized cost before a successful auction occurs.

The estimated fair value of our marketable securities portfolio was $10.1 million as of December 31, 2010, which included $8.8 million of mutual funds and $1.3 million of ARS.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. The market values of fixed rate securities may be adversely impacted due to a rise in market interest rates, while floating rate securities may produce less income than expected if market interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, and we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. If the interest rate had fluctuated by 10%, the increase or decrease in value of our marketable securities would not have been material as of December 31, 2011 and our interest income would not have changed by a material amount for the three months ended December 31, 2011.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates because significant portions of our revenues, expenses, assets, and liabilities are denominated in currencies other than the U.S. dollar, primarily the British pound sterling, the euro, the Indian rupee and the Canadian dollar. These exposures may change over time as business practices evolve.

Foreign Currency Transaction Exposure:

Foreign currency transaction exposure is derived primarily from intercompany transactions of a short-term nature and transactions with clients or vendors in currencies other than the functional currency of the legal entity in which the transaction is recorded. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency at each reporting period using period-end exchange rates and any resulting gain or loss as a result of currency fluctuations is recorded in general and administrative expenses in our consolidated statements of operations. Foreign currency transaction gains of $1.6 million and losses of $0.7 million were recorded for the years ended December 31, 2011 and 2010, respectively.

We mitigate foreign currency transaction exposure by settling these types of transactions in a timely manner where practical, thereby limiting the amount of time that the resulting non-functional currency asset or liability remains outstanding and subject to exchange rate fluctuations.

Foreign Currency Translation Exposure:

Foreign currency translation exposure is derived from the translation of the financial statements of our subsidiaries for which the functional currency is not the U.S. dollar into U.S. dollars for consolidated reporting purposes. These subsidiaries’ balance sheets are translated into U.S. dollars using period-end exchange rates and their income statements are translated into U.S. dollars using individual transactional exchange rates or average monthly exchange rates. Any difference between the period-end exchange rates and the transactional or average monthly rates is recorded in accumulated other comprehensive loss in our consolidated balance sheets.

For 2011, approximately 31% of our revenues and approximately 48% of our operating expenses were generated by subsidiaries for which the functional currency is not the U.S. dollar and thus subject to foreign currency translation exposure, as compared to 41% and 46%, respectively, for 2010. In addition, 53% of our assets and 51% of our liabilities were subject to foreign currency translation exposure as of December 31, 2011, as compared to 52% of our assets and 52% of our liabilities as of December 31, 2010. We also have assets and liabilities in certain entities that are denominated in currencies other than the entity’s functional currency and are subject to foreign currency exposure, as described above.

Approximately 17% of our operating expenses for 2011 was incurred by foreign subsidiaries whose functional currency is the Indian rupee. Because we have minimal associated revenues in Indian rupees, any significant movement in the exchange rate between the U.S. dollar and the rupee has a significant impact on our operating expenses and operating profit. Approximately 14%, 3% and 7% of our service revenues for 2011 were generated by foreign subsidiaries whose functional currencies are the British pound sterling, euro and Canadian dollar, respectively. Any significant movements in the exchange rates between the U.S. dollar and the British pound sterling, the U.S. dollar and the euro, and the U.S. dollar and the Canadian dollar have a significant impact on our service revenues and operating income. We manage these exposures through a risk management program which is designed to mitigate our exposure to operating expenses incurred by foreign subsidiaries whose functional currency is the Indian rupee and operating margins in foreign subsidiaries whose functional currencies are the British pound sterling, the euro and the Canadian dollar. This program includes the use of derivative financial instruments which are not designated as accounting hedges. As of December 31, 2011, we had option contracts outstanding in the notional amount of approximately $24.3 million ($12.9 million for our Indian rupee contracts, $6.2 million for our British pound sterling contracts, $0.3 million for our euro contracts and $4.9 million for our Canadian dollar contracts). Because these instruments are option collars that are settled on a net basis with the counterparty banks, we have not recorded the gross underlying notional amounts in our consolidated balance sheets as of December 31, 2011. The following table presents a summary of our net realized and unrealized gains/losses on our option contracts for 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
(Loss) gain on foreign exchange option contracts not designated	$(1,211)	$530	$19

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

	Maximum Losses Resulting from Changes in Underlying Average Exchange Rates of:
Currency	10%	15%	20%
Indian rupee	$0.4	$0.9	$1.4
British pound sterling	$0.5	$0.9	$1.2
Euro	$0.1	$0.1	$0.1
Canadian dollar	$0.3	$0.4	$0.5

These positions expire in January and February of 2012 and therefore, any realized losses in respect to these positions after December 31, 2011 would be recognized in the three months ending March 31, 2012.

For additional discussion of the risks we face as a result of foreign currency fluctuations, see “Risk Factors” in Part I, Item 1A and ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

Item 8.    Financial Statements and Supplementary Data

SAPIENT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Sapient Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sapient Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2012

SAPIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$212,406	$219,448
Marketable securities, current portion	7,748	8,861
Restricted cash, current portion	426	1,416
Accounts receivable, less allowance for doubtful accounts of $86 and $91 at December 31, 2011 and December 31, 2010, respectively	156,109	136,300
Unbilled revenues	61,712	49,765
Deferred tax assets, current portion	19,966	23,938
Prepaid expenses and other current assets	22,734	21,256

Total current assets	481,101	460,984
Marketable securities, net of current portion	1,290	1,269
Restricted cash, net of current portion	3,779	3,093
Property and equipment, net	64,257	35,571
Purchased intangible assets, net	36,822	17,629
Goodwill	107,971	77,865
Deferred tax assets, net of current portion	9,227	19,692
Other assets	8,591	7,619

Total assets	$713,038	$623,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,389	$18,714
Accrued expenses	58,767	51,444
Accrued compensation	77,721	66,609
Accrued restructuring costs, current portion	324	3,129
Income taxes payable	2,590	567
Deferred tax liabilities, current portion	323	—
Deferred revenues	25,599	18,558

Total current liabilities	190,713	159,021
Accrued restructuring costs, net of current portion	407	—
Deferred tax liabilities, net of current portion	7,787	831
Other long-term liabilities	34,727	21,565

Total liabilities	233,634	181,417

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at December 31, 2011 and 2010, respectively	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 140,238,302 and 137,307,612 shares issued, and 140,122,986 and 136,848,948 shares outstanding at December 31, 2011 and 2010, respectively	1,402	1,373
Additional paid-in capital	536,836	555,562
Treasury stock, at cost, 115,316 and 458,664 shares at December 31, 2011 and 2010, respectively	(762)	(2,466)
Accumulated other comprehensive loss	(32,014)	(12,488)
Accumulated deficit	(26,058)	(99,676)

Total stockholders’ equity	479,404	442,305

Total liabilities and stockholders’ equity	$713,038	$623,722

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Revenues:
Service revenues	$1,020,840	$823,511	$638,884
Reimbursable expenses	41,364	40,008	27,794

Total gross revenues	1,062,204	863,519	666,678

Operating expenses:
Project personnel expenses	690,821	563,930	435,859
Reimbursable expenses	41,364	40,008	27,794

Total project personnel expenses and reimbursable expenses	732,185	603,938	463,653
Selling and marketing expenses	39,025	38,833	31,931
General and administrative expenses	171,641	150,877	118,018
Restructuring and other related charges	6,507	414	4,548
Amortization of purchased intangible assets	6,813	5,448	5,146
Acquisition costs and other related charges	1,861	111	2,962

Total operating expenses	958,032	799,621	626,258

Income from operations	104,172	63,898	40,420
Other income, net	594	196	267
Interest income, net	5,748	3,509	2,889

Income before income taxes	110,514	67,603	43,576

Provision for income taxes	36,896	23,798	13,735
Benefit from release of valuation allowance	—	—	(58,285)

Provision for (benefit from) income taxes	36,896	23,798	(44,550)

Net income	$73,618	$43,805	$88,126

Basic net income per share	$0.53	$0.33	$0.69

Diluted net income per share	$0.52	$0.32	$0.66

Weighted average common shares	137,788	132,060	127,969
Weighted average dilutive common share equivalents	4,208	6,669	4,912

Weighted average common shares and dilutive common share equivalents	141,996	138,729	132,881

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock		Comprehensive Income	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at December 31, 2008	131,785	$1,318	$580,936	(5,239)	$(24,165)		$(24,535)	$(231,607)	$301,947

Shares issued under stock option and purchase plans	338	3	1,074	64	296		—	—	1,373
Vesting of restricted stock, net	838	9	(8,502)	754	3,479				(5,014)
Stock-based compensation expense	—	—	14,721	—	—		—	—	14,721
Issuance of common stock in connection with Derivatives Consulting Group Ltd. acquisition	312	3	2,360	—	—		—	—	2,363
Issuance of common stock in connection with Nitro Group Limited acquisition	—	—	(7,242)	3,114	14,096		—	—	6,854
Issuance of employment-based restricted shares in connection with Nitro Group Limited acquisition	—	—	—	863	3,978		—	—	3,978
Tax shortfall from stock plans	—	—	(56)	—	—		—	—	(56)
Comprehensive income:
Net income	—	—	—	—	—	$88,126	—	88,126	88,126
Other comprehensive income:
Currency translation adjustments	—	—	—	—	—	11,871	11,871	—	11,871
Net unrealized gain on investments	—	—	—	—	—	38	38	—	38

Total comprehensive income	—	—	—	—	—	$100,035	—	—	—

Balance at December 31, 2009	133,273	$1,333	$583,291	(444)	$(2,316)		$(12,626)	$(143,481)	$426,201

Shares issued under stock option and purchase plans	1,543	15	8,675	—	—		—	—	8,690
Vesting of restricted stock, net	1,842	18	(10,084)	—	—				(10,066)
Stock-based compensation expense	—	—	18,156	—	—		—	—	18,156
Issuance of common stock in connection with Derivatives Consulting Group Ltd. acquisition	650	7	2,367	—	—		—	—	2,374
Dividends paid on common stock	—	—	(46,843)	—	—		—	—	(46,843)
Return of shares related to acquisitions	—	—	—	(15)	(150)		—	—	(150)
Comprehensive income:
Net income	—	—	—	—	—	$43,805	—	43,805	43,805
Other comprehensive income:
Currency translation adjustments	—	—	—	—	—	128	128	—	128
Net unrealized gain on investments	—	—	—	—	—	10	10	—	10

Total comprehensive income	—	—	—	—	—	$43,943	—	—	—

Balance at December 31, 2010	137,308	$1,373	$555,562	(459)	$(2,466)		$(12,488)	$(99,676)	$442,305

Shares issued under stock option and purchase plans	1,456	14	10,147	—	—		—	—	10,161
Vesting of restricted stock, net	1,474	15	(10,407)	—	—				(10,392)
Stock-based compensation expense	—	—	19,238	—	—		—	—	19,238
Issuance of common stock in connection with Derivatives Consulting Group Ltd. acquisition	—	—	2,906	359	1,929		—	—	4,835
Dividends paid on common stock	—	—	(48,873)	—	—		—	—	(48,873)
Return of shares related to acquisitions	—	—	—	(15)	(225)		—	—	(225)
Acceleration of vesting of restricted stock awards	—	—	4,612	—	—		—	—	4,612
Tax benefit from stock plans	—	—	3,651	—	—		—	—	3,651
Comprehensive income:
Net income	—	—	—	—	—	$73,618	—	73,618	73,618
Other comprehensive income:
Currency translation adjustments	—	—	—	—	—	(19,548)	(19,548)	—	(19,548)
Net unrealized gain on investments	—	—	—	—	—	22	22	—	22

Total comprehensive income	—	—	—	—	—	$54,092	—	—	—

Balance at December 31, 2011	140,238	$1,402	$536,836	(115)	$(762)		$(32,014)	$(26,058)	$479,404

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$73,618	$43,805	$88,126
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) recognized on disposition of fixed assets	79	(35)	85
Unrealized loss on financial instruments	98	139	44
Realized gain on investments	—	(132)	(103)
Depreciation expense	19,373	16,214	15,984
Amortization of purchased intangible assets	6,813	5,448	5,146
Deferred income taxes	18,023	16,681	869
Income tax benefit from release of valuation allowance	—	—	(58,285)
Provision for (recovery of) doubtful accounts, net	8	(227)	215
Stock-based compensation expense	19,256	18,156	14,921
Non-cash restructuring charges	4,564	—	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(15,218)	(24,474)	(8,805)
Unbilled revenues	(8,816)	(2,447)	(1,286)
Prepaid expenses and other current assets	(2,153)	1,738	(3,255)
Other assets	(1,119)	(2,205)	(141)
Accounts payable	4,322	(1,299)	3,484
Accrued compensation	14,995	17,202	(12,030)
Payments of withholding taxes in connection with vesting of stock-based awards	(10,959)	(10,031)	(5,018)
Accrued restructuring costs	(2,425)	(3,548)	(1,207)
Deferred revenues	6,823	(900)	3,325
Accrued expenses	(2,676)	130	(7,471)
Income taxes payable	1,187	(8,075)	2,098
Other long-term liabilities	6,815	4,745	2,016

Net cash provided by operating activities	132,608	70,885	38,712

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(44,602)	(3,163)	(19,057)
Purchases of property and equipment and cost of internally developed software	(35,512)	(21,253)	(9,419)
Sales and maturities of marketable securities classified as trading	—	16,425	—
Sales and maturities of marketable securities classified as available-for-sale	6,488	881	4,023
Purchases of marketable securities	(6,904)	(8,781)	—
Cash received (paid) on financial instruments, net	(851)	669	479
Change in restricted cash	415	(1,789)	(122)

Net cash used in investing activities	(80,966)	(17,011)	(24,096)

Cash flows from financing activities:
Principal payments under capital lease obligations	(74)	(83)	(34)
Proceeds from credit facilities	10,387	4,380	—
Repayment of amounts borrowed under credit facilities	(14,807)	—	—
Tax benefit from stock plans	3,651	—	29
Proceeds from stock option and purchase plans	10,161	8,690	1,373
Repayment of acquired debt	(3,766)	—	—
Dividends paid on common stock	(48,873)	(46,843)	—

Net cash (used in) provided by financing activities	(43,321)	(33,856)	1,368

Effect of exchange rate changes on cash and cash equivalents	(15,363)	3,752	10,354

(Decrease) increase in cash and cash equivalents	(7,042)	23,770	26,338
Cash and cash equivalents, at beginning of period	219,448	195,678	169,340

Cash and cash equivalents, at end of period	$212,406	$219,448	$195,678

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

Sapient Corporation (“Sapient” or the “Company”) is a global services company that helps clients transform in the areas of business, marketing, and technology and succeed in an increasingly complex marketplace. The Company markets its services through three primary business units — SapientNitro, Sapient Global Markets and Sapient Government Services — positioned at the intersection of marketing, business and technology. SapientNitro provides multi-channel marketing and commerce services that span brand and marketing strategy, digital/broadcast/print advertising creative, web design and development, e-commerce, media planning and buying, and emerging platforms, such as social media and mobile. Sapient Global Markets provides business and information technology (“IT”) strategy, process and system design, program management, custom development and package implementation, systems integration and outsourced services, to financial services and energy services market leaders. Sapient Government Services provides consulting, technology, and marketing services to a wide array of U.S. governmental agencies. Headquartered in Boston, Massachusetts, Sapient maintains a global presence with offices across North America, Europe, India and Asia.

Beginning in 2010, the Company realigned its North America and Europe business units and internal reporting systems into three operating segments to better align its services with its business and operational strategy. As such, the results of operations in Note 18, Segment Reporting, reflect the Company’s realigned operating segments: SapientNitro, Sapient Global Markets and Sapient Government Services. Segment information for 2009 has been recast to conform to the current structure.

During the first quarter of 2011, the Company re-evaluated its 2010 classification, as a component of operating activities, of cash inflows from the sale of trading auction rate securities (“ARS”), pursuant to a nontransferable rights offering (the “Put Right”) with UBS AG (“UBS”), one of its brokers. These securities were originally purchased prior to 2008, classified as available-for-sale, and the cash outflows to purchase the securities were included as a component of investing activities in the statements of cash flows. When the Company entered into the Put Right arrangement in 2008, the Company re-classified these securities to trading securities. The Company has determined that a more appropriate classification of the cash inflows from the sale of these securities in 2010 would be to include them as a component of investing activities rather than an as a component of operating activities.

The Company has revised, in its Forms 10-Q and Form 10-K for 2011, its statements of cash flows for the fiscal year ended December 31, 2010 and the related interim periods to classify proceeds from the sale of its trading ARS as cash inflows from investing activities. The Company has revised the statement of cash flows information to decrease cash provided by operating activities and decrease cash used in investing activities by $16.4 million for the year ended December 31, 2010. The revision has no impact on the net change in cash and cash equivalents or on the Company’s total balance of cash and cash equivalents as previously reported for any of the relevant periods. The revised statement of cash flows for the year ended December 31, 2010 is summarized as follows (in thousands):

Year Ended December 31, 2010
Net cash provided by operating activities	$70,885
Net cash used in investing activities	(17,011)
Net cash used in financing activities	(33,856)
Effect of exchange rate changes on cash and cash equivalents	3,752

Increase in cash and cash equivalents	23,770
Cash and cash equivalents, at beginning of period	195,678

Cash and cash equivalents, at end of period	$219,448

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Summary of Significant Accounting Policies

(a)    Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned, controlled subsidiaries. All intercompany transactions have been eliminated in consolidation.

On September 6, 2011, the Company acquired 100% of the outstanding shares of D&D Holdings Ltd. (“DAD”), a London-based advertising agency operating in the United Kingdom and continental Europe. The acquisition was accounted for using the acquisition method, and the results of operations of DAD have been included in the Company’s consolidated financial statements as of the acquisition date.

On July 13, 2011, the Company acquired 100% of the outstanding shares of CLANMO GmbH (“Clanmo”), a full-service mobile interactive agency based in Cologne, Germany, which focuses on mobile strategy, communications, design, and technological implementation. The acquisition was accounted for using the acquisition method, and the results of operations of Clanmo have been included in the Company’s consolidated financial statement as of the acquisition date.

On July 1, 2009, the Company acquired 100% of the outstanding shares of Nitro Group Ltd. (“Nitro”). The acquisition was accounted for using the acquisition method and the results of operations of Nitro have been included in the Company’s consolidated financial statements as of the acquisition date.

Certain prior year reclassifications have been made to conform to the current year presentation.

(b)    Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates relied upon in preparing these financial statements include, but are not limited to, estimated costs to complete long-term contracts, estimated fair value of investments, including whether any decline in such fair value is other-than-temporary, accounting for acquisitions, estimated fair values of reporting units used to evaluate goodwill for impairment, stock-based compensation expenses, restructuring and other related charges, contingent liabilities and recoverability of the Company’s net deferred tax assets and related valuation allowances. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

(c)    Foreign Currency Translation and Transactions

Assets and liabilities of subsidiaries for which the functional currency is not the U.S. dollar are translated at period-end exchange rates, and income statement items are translated using individual transactional exchange rates or average monthly exchange rates. The functional currency for the majority of foreign subsidiaries is considered to be the local currency and, accordingly, translation adjustments for those subsidiaries are recorded as a separate component of stockholders’ equity in the caption “accumulated other comprehensive loss”.

Cash flows of subsidiaries for which the functional currency is not the U.S. dollar are translated to U.S. dollars using average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the consolidated statements of cash flows during the period.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gains (losses) from foreign currency transactions of approximately $1.6 million, $(0.7) million, and $(0.1) million are included in general and administrative expenses in the consolidated statements of operations for 2011, 2010 and 2009, respectively.

(d)    Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, from the date of purchase, to be cash equivalents.

(e)    Marketable Securities, Investments and Other Financial Assets

The Company classifies its marketable securities as “available-for-sale” or “trading” securities.

Available-for-sale securities are carried on the balance sheet at fair value. Unrealized gains and losses on available-for-sale securities that are considered temporary are recorded in the “accumulated other comprehensive loss” caption of the Company’s consolidated balance sheet. Unrealized losses, excluding losses related to the credit rating of the security (credit losses), on available-for-sale securities that are considered other-than-temporary but relate to securities that the Company (i) does not intend to sell and (ii) will not be required to sell below cost are also recorded in “accumulated other comprehensive loss”. The Company does not intend to sell its available-for-sale securities before they mature. Further, the Company does not believe it will be required to sell such securities below cost. Therefore, the only other-than-temporary losses the Company records in “other income, net” in its consolidated statements of operations are related to credit losses. The Company’s available-for-sale securities as of December 31, 2011 and 2010 consist of Auction Rate Securities (“ARS”), which are collateralized by municipal debt and student loans, and mutual funds that are listed on a foreign exchange.

Assessing whether a decline in value in available-for-sale securities is other-than-temporary requires the Company to assess whether it intends to sell the security and if it would be more likely than not that the Company would be required to sell the available-for-sale security before its cost can be recovered, for reasons such as contractual obligations or working capital needs. Also, the Company has to assess whether the cost of the available-for-sale security will be recovered regardless of intent and/or requirement to sell. This assessment requires the Company to evaluate, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health and business outlook of the issuer, including industry and sector performance, operational and financing cash flow factors and overall market conditions and trends. Assessing the above factors involves inherent uncertainty. Accordingly, declines in fair value, if recorded, could be materially different from the actual market performance of marketable securities in the Company’s portfolio, if, among other things, relevant information related to its marketable securities was not publicly available or other factors not considered by the Company would have been relevant to the determination of impairment.

Trading securities are carried on the balance sheet at fair value with unrealized gains and losses recorded in the “other income, net” caption of the consolidated statements of operations. As of December 31, 2011 and 2010, the Company did not hold any trading securities. As of December 31, 2009, the Company held, at cost, $16.4 million of ARS classified as trading securities which were sold, at cost, during 2010.

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. Those levels are:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company classifies its marketable securities, investments and other financial assets and liabilities as either Level 1, 2 or 3 assets or liabilities according to the above hierarchy.

(f)    Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash, marketable securities and accounts receivable.

The Company performs credit evaluations of its clients and generally does not require collateral on accounts receivable. The Company maintains allowances for credit losses and such losses have been within management’s expectations. During 2011, 2010 and 2009 no individual client accounted for greater than 10% of service revenues. No individual client’s accounts receivable balance exceeded 10% of total accounts receivable as of December 31, 2011 or 2010.

The carrying amounts of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, accrued expenses, income taxes payable and other long-term liabilities at both December 31, 2011 and 2010 approximate their fair market values.

(g)    Derivative Financial Instruments

The Company uses derivative financial instruments primarily in the management of its foreign currency exposures. The Company does not hold or issue derivative financial instruments for speculative purposes.

The Company records all derivative instruments on the balance sheet at fair value. Changes in a derivative’s fair value through the settlement date are recognized in current period earnings unless specific hedge criteria are met. The Company’s derivative instruments consist of foreign currency options.

The Company recorded realized (losses) gains of $(1.1) million, $0.7 million, and $0.1 million in 2011, 2010, and 2009 respectively, in the consolidated statements of operations related to these instruments. The Company recorded unrealized losses of $(0.1) million, $(0.1) million, and $(0.1) million in 2011, 2010 and 2009, respectively. The Company enters into 30-day average rate instruments covering a rolling 90-day period with the following notional amounts:

•	700 million Indian rupees (approximately $12.9 million)

•	4.0 million British pounds sterling (approximately $6.2 million)

•	0.2 million euros (approximately $0.3 million)

•	5.0 million Canadian dollars (approximately $4.9 million)

Because these instruments are option collars that are settled on a net basis with the counterparty banks, the Company has not recorded the gross underlying notional amounts in its consolidated balance sheets as of December 31, 2011 or 2010. Open option positions as of December 31, 2011 will settle in the three month period ending March 31, 2012. None of the Company’s derivative financial instruments qualified for hedge accounting.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair values of the derivative assets and liabilities recorded on the Company’s consolidated balance sheets as of December 31, 2011 and 2010 (in thousands):

	Derivative Assets (Reported in Prepaid Expenses and Other Current Assets)		Derivative Liabilities (Reported in Accrued Expenses)
	December 31,		December 31,
	2011	2010	2011	2010
Foreign exchange option contracts not designated	$3	$133	$271	$—

Realized and unrealized gains and losses on the Company’s foreign exchange option contracts are included in general and administrative expenses in its consolidated statements of operations. The following table presents the effect of realized and unrealized gains and losses, net, of the Company’s foreign exchange option contracts on its results of operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
(Loss) gain on foreign exchange option contracts not designated	$(1,211)	$530	$19

(h)    Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which primarily range from three to five years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the remaining lease term. When an item is sold or retired, the cost and related accumulated depreciation are relieved, and the resulting gain or loss, if any, is recognized in the consolidated statements of operations.

The Company is sometimes involved with the construction of leased office spaces. If the Company is considered the owner of a leased property for accounting purposes during the construction period, it is required to record the property asset and a related financing obligation on its consolidated balance sheet, equal to the cash proceeds or fair market value of the assets received from the landlord. Upon completion of construction, the Company performs a sale-leaseback analysis pursuant to ASC 840, Leases, to determine if it can remove the asset and liability from its consolidated balance sheet. Certain factors may be considered “continuing involvement” which precludes derecognition of the asset and liability from the consolidated balance sheet when construction is complete. If the sale-leaseback criteria are not met, the asset is then depreciated over its expected lease term. At the end of the lease term, including exercise of any renewal options, the net remaining financing obligation over the net carrying value of the fixed asset is recognized as a non-cash gain on sale of the property. The Company does not record rent expense for the properties which are considered to be owned for accounting purposes. Rather, rental payments under the lease are recorded as a reduction of the financing obligation and interest expense.

(i)    Costs Incurred to Develop Computer Software for Internal Use

The Company capitalizes costs incurred during the application development stage, which include costs of designing the software configuration and interfaces, coding, installation and testing. Costs incurred during the

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preliminary project stage along with post-implementation stages of internal use computer software are generally expensed as incurred. Capitalized development costs are amortized over the estimated life of the software, typically three years. The capitalization and ongoing assessment of development costs requires considerable judgment by management, including, but not limited to, technological feasibility and estimated economic life. Capitalized software is included in property and equipment, net.

The Company capitalized costs of $2.8 million, $2.6 million, and $2.4 million in 2011, 2010 and 2009, respectively, which primarily related to the development of internal financial systems, a project planning application, a staffing module and other upgrades. Of such total capitalized costs, $1.9 million, $1.6 million, and $2.1 million related to costs associated with software developed for internal use that was placed into service for 2011, 2010 and 2009, respectively. The remaining $0.9 million, $1.0 million, and $0.3 million related to costs associated with the development of software for internal use that was not yet placed into service as of December 31, 2011, 2010 and 2009, respectively. The capitalized costs placed in service during 2011, 2010 and 2009 are being amortized over three years. Amortization expense for costs incurred to develop computer software for internal use totaled $2.6 million, $3.1 million and $2.9 million during 2011, 2010 and 2009, respectively, and are reflected in “general and administrative expenses” on the consolidated statements of operations and “depreciation expense” on the consolidated statements of cash flows.

(j)    Costs Incurred to Sell, Lease, or Otherwise Market Computer Software

Generally accepted accounting principles specify that internal costs incurred in researching and developing a computer software product to sell, lease or otherwise market, should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to clients. Judgment is required in determining when technological feasibility of a product is established. The Company has determined that technological feasibility for its software products is reached after all high-risk development issues have been resolved through coding and testing. Unamortized capitalized software costs included in property and equipment, net on the consolidated balance sheets as of December 31, 2011 and 2010 were approximately $1.1 million and $1.3 million, respectively. Amortization expense totaled $0.6 million, $0.7 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is reflected in “project personnel expenses” on the consolidated statements of operations. The Company capitalized costs of $0.4 million, $1.1 million and $0.4 million during the years ended December 31, 2011, 2010 and 2009, respectively. These capitalized costs are amortized over the expected useful life of the related product.

(k)    Purchased Intangible Assets and Goodwill

The Company assesses the useful lives and possible impairment of existing recognized intangible assets when an event occurs that may trigger such a review. Factors considered important which could trigger a review include:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of use of the acquired assets or the strategy for our overall business;

•	identification of other impaired assets within a reporting unit;

•	disposition of a significant portion of an operating segment;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a decline in our market capitalization relative to net book value.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Determining whether a triggering event has occurred involves significant judgment by the Company. Identifiable intangible assets include purchased intangible assets with finite lives, which primarily consist of marketing assets and customer lists, customer contracts, non-compete agreements, developed technology, purchased license agreements, tradenames and order backlog. Finite-lived purchased intangible assets are amortized over their expected period of benefit, which generally ranges from one to eight years.

During 2011, the Company performed two impairment reviews of the customer list intangible asset obtained in its acquisition of Nitro in 2009. These impairment reviews were performed during the second and fourth quarters of 2011 and were triggered by certain legacy Nitro customers notifying the Company of their intentions to cease or significantly reduce their purchases of its services. This caused the actual customer attrition rates experienced since the Company acquired Nitro to exceed the estimated attrition rates utilized in the original valuation of the Nitro customer list intangible asset. This intangible asset has a gross carrying amount of $10.1 million. The net book value of this intangible asset was $5.2 million and $7.0 million as of December 31, 2011 and 2010, respectively. In estimating the undiscounted future net cash flows expected to be generated by this intangible asset, management considered the following factors: actual customer attrition rates since the acquisition date; expected future attrition rates; estimated undiscounted net cash flows generated by the intangible asset since the acquisition date; estimated undiscounted net cash flows expected to be generated by the intangible asset over its remaining expected useful life; and the expected remaining useful life of the intangible asset. The impairment reviews considered multiple future scenarios and the expected likelihood of those scenarios occurring, based on the information which was known to management at the time the reviews were performed. In both of these impairment reviews, the undiscounted net cash flows expected to be generated by the intangible asset were greater than the net book value of the asset at the time of the reviews. As a result, no impairments of this intangible asset were recorded during 2011. These impairment reviews involved the use of significant judgment by management, and different judgments could yield different results. In addition, if losses of additional legacy Nitro customers in the future exceed the Company’s current expectations of future attrition, such losses would be considered triggering events requiring the Company to perform additional impairment reviews of the customer list intangible asset. Such impairment reviews could result in the recognition of impairment losses, which could have a material adverse impact on the Company’s results of operations in the period in which such losses are recognized.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”), Testing Goodwill for Impairment, which amends ASC Topic 350, Intangibles — Goodwill and Other, with regard to performing annual and interim goodwill impairment tests. ASU 2011-08 provides entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. An entity can perform the qualitative assessment on some, all or none of its reporting units. Under ASU 2011-08, an entity will have the option to first assess qualitative factors to determine whether performing the current two-step impairment test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the quantitative impairment test will be required. Otherwise, no further testing will be required. The qualitative indicators will also replace those currently used to determine whether an interim goodwill impairment test is required, and will also be used when assessing whether to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts.

The Company elected to early adopt ASU 2011-08. Accordingly, the Company performed its annual goodwill impairment test during the fourth quarter of the year ended December 31, 2011 under the amended standard. The adoption of ASU 2011-08 did not have an impact on the Company’s financial condition, results of operations or cash flows.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company assesses goodwill annually (during the fourth quarter), or more frequently when events and circumstances, such as the ones mentioned above, occur indicating that the recorded goodwill may be impaired. In assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of a reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments by management. These judgments include the consideration of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events which are specific to the Company, and trends in the market price of the Company’s common stock. Each factor is assessed to determine whether it impacts the impairment test positively or negatively, and the magnitude of any such impact.

The two-step goodwill impairment test requires the Company to identify its reporting units and to determine estimates of the fair values of those reporting units as of the impairment testing date. Assets and liabilities, including goodwill, are allocated to reporting units based on factors such as specific identification and percentage of revenue. To conduct a quantitative two-step goodwill impairment test, the fair value of the reporting unit is first compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, the Company performs the second step and records an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. The Company estimates the fair values of its reporting units using the income approach, via discounted cash flow valuation models which include, but are not limited to, assumptions such as a “risk-free” rate of return on an investment, the weighted average cost of capital of a market participant, and future revenue, operating margin, working capital and capital expenditure trends. Determining the fair values of reporting units and goodwill includes significant judgment by management, and different judgments could yield different results.

The Company performed its annual assessment of goodwill during the fourth quarter of 2011, using the qualitative approach described above. Based on its qualitative assessment, the Company concluded that it was not more likely than not that the fair values of any of its reporting units were less than their carrying amounts, and therefore it was not necessary to perform the quantitative two-step impairment test. The key qualitative factors that led to the Company’s conclusion included the following: the impairment test performed during the fourth quarter of 2010 showed significant headroom between the fair values and carrying values for each reporting unit; the Company’s reporting units continued to show positive performance during 2011; based on the Company’s current forecasts for 2012 and beyond, continued positive performance is expected for all reporting units; and the Company’s market capitalization has not experienced any significant decline in the past year. In performing its assessment, the Company determined that one of its reporting units had a negative carrying value. The conclusion that it was not necessary to perform the two-step impairment test for this reporting unit was based on the key factors noted above, in addition to assessing the reasons for the negative carrying value, and performing a sensitivity analysis on the two-step impairment test performed for this unit in the prior year. Also, the carrying value of one of the Company’s reporting units increased significantly from the prior year due to the two acquisitions which were completed during 2011. The performance of the acquired companies since the respective acquisition dates did not provide any contrary indications to the Company’s conclusion that it was not more likely than not that the fair value of this reporting unit was less than its carrying amount.

(l)    Valuation of Long-Lived Assets

Long-lived assets primarily consist of property and equipment and intangible assets with finite lives. Long-lived assets are reviewed on a regular basis for the existence of facts and circumstances that may suggest that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated future undiscounted

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

(m)    Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenues from the provision of professional services, digital marketing services and offline printing and production services arrangements with its clients when persuasive evidence of an arrangement exists, services have been provided to the client, the fee is fixed or determinable and collectability is reasonably assured. In instances where the client, at its sole discretion, has the right to reject the services prior to final acceptance, revenue is deferred until such acceptance occurs.

The Company evaluates its contracts for multiple elements, and when appropriate, separates the contracts into separate units of accounting for revenue recognition. The Company allocates revenue to the elements in a multiple-element arrangement based upon their relative selling prices. The Company determines relative selling prices for each deliverable based on a selling price hierarchy. The selling price for a deliverable is based on vendor-specific objective evidence (“VSOE”), if available. If VSOE is not available, third party evidence (“TPE”) is used, and if neither VSOE nor TPE is available, the selling price for a deliverable is based on our best estimate of selling price. In some instances, multiple contracts with a single client are combined for purposes of assessing revenue recognition.

The Company recognizes revenues from its fixed-price contracts and certain time-and-materials technology implementation consulting contracts using the percentage-of-completion method. The Company uses the percentage-of-completion method because the services provided in these contracts are similar to those in contracts that are required to use the percentage-of-completion method under generally accepted accounting principles, such as services provided by engineers and architects, for example. Revenues generated from fixed-price and time-and-materials non-technology implementation contracts, except for support and maintenance contracts, are recognized based upon a proportional performance model. The Company’s percentage-of-completion method and its proportional performance method of accounting calculate revenue based on the percentage of labor incurred to estimated total labor. This method is used because reasonably dependable estimates of the revenues and labor applicable to various stages of an arrangement can be made, based on historical experience and milestones set in the contract. Revenue from time-and-materials contracts is recognized as services are provided. In situations where time-and-materials contracts require deliverables and provide for a ceiling on fees that can be charged, the arrangement is recognized as time-and-materials are incurred unless calculated fees are estimated to exceed the ceiling, in which case revenue recognition is based on the proportional performance method. Revenues generated from staff augmentation, support and maintenance contracts are recognized ratably over the arrangement’s term.

The Company’s delivery and business unit finance personnel continually review labor incurred and estimated total labor, which may result in revisions to the amount of recognized revenue under an arrangement. Certain arrangements provide for revenue to be generated based upon the achievement of certain performance standards. Revenue related to achieving such performance standards is recognized when such standards are achieved. Revenue related to the achievement of performance standards was immaterial during 2011, 2010 and 2009.

Revenues related to digital marketing media sales are recorded as the net amount of our gross billings less pass-through expenses charged to a client. In most cases, the amount that is billed to clients significantly exceeds the amount of revenue that is earned and reflected in the Company’s financial statements, because of various

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pass-through expenses such as production and media costs. The Company is required to assess whether the agency or the third-party supplier is the primary obligor. The terms of client agreements are evaluated as part of this assessment. In addition, the Company gives appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. Because Sapient broadly operates as an advertising agency based on its primary lines of business and given the industry practice to generally record revenue on a net versus gross basis, the Company believes that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, revenue is recorded net of pass-through charges when management believes the key indicators of the business suggest that the Company generally acts as an agent on behalf of its clients in its primary lines of business. In those businesses where the key indicators suggest Sapient acts as a principal, the Company records the gross amount billed to the client as revenue.

Marketing services, including access to the Company’s BridgeTrack® software application, are provided in exchange for monthly retainer fees and license fees, and revenues are recognized as the monthly services are provided. Revenues from offline printing and production services are recognized at the time title of the related items transfers to the client, provided that all other revenue recognition criteria have been met.

If the resources required or the scope of work to be performed for an arrangement cannot be accurately estimated, or if the assignment is not managed properly within the planned time period, then a loss, or lower profitability on the arrangement may be recorded.

Provisions for estimated losses on uncompleted arrangements are made on an arrangement-by-arrangement basis and are recognized in the period in which such losses are identified.

The Company recognizes revenue for services when collection from the client is reasonably assured, and the fees are fixed or determinable. The Company establishes billing terms at the time assignment deliverables and milestones are agreed. Normal payment terms are thirty days from invoice date. Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled revenues. Amounts invoiced to clients in excess of revenue recognized are classified as deferred revenues. The Company’s delivery and business unit finance personnel continually monitor the timeliness of payments from clients and assess any collection issues. The Company maintains allowances for doubtful accounts for losses resulting from the inability of clients to make required payments. The Company uses the specific identification method and bases its estimates on historical collection and write-off experience, current trends, credit policy, and detailed analysis of specific client situations. While such credit losses have historically been within management’s expectations and the allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on the Company’s business, financial condition and results of operations.

(n)    Stock-Based Compensation

The Company recognizes the fair value of stock-based awards as stock-based compensation expense, net of a forfeiture rate, for only those awards expected to vest, on a straight-line basis over the requisite service period of the award when the only condition to vesting is continued employment. If vesting is subject to a market or performance condition, vesting is based on the derived service period. The Company estimates its forfeiture rate based on its historical experience and any known factors that may influence future forfeitures. The fair value per share of Restricted Stock Unit (“RSU”) awards is equal to the quoted market price of the Company’s common

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock on the date of grant. Restricted stock that is contingent on employment and/or has performance conditions is valued based on the fair market value on the date of issuance. RSU awards with market-based vesting criteria are valued using a lattice model. The Company uses the Black-Scholes valuation model for estimating the fair value of stock options granted.

The Company granted RSUs in 2011, 2010 and 2009. The Company has not granted stock options, regularly, since 2006. The Company is required to estimate the expected forfeiture rate and recognize expense only for those awards expected to vest. If actual forfeiture experience is materially different from the estimate, the stock-based compensation expense could be significantly different from the amount the Company has recorded in the current period. The Company’s 2011, 2010 and 2009 annual reviews of its forfeiture estimates did not yield any material adjustments.

(o)    Advertising Costs

The Company charges the costs of advertising to expense as incurred, and includes these costs in selling and marketing expenses in the consolidated statements of operations. The amounts of advertising expense recorded by the Company were immaterial for all periods presented.

(p)    Income Taxes

The Company records income taxes under the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences, operating losses, or tax credit carryforwards are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company is required to establish a valuation allowance based on whether realization of deferred tax assets is considered to be more likely than not. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance recorded against its net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company reinvests certain earnings of foreign operations indefinitely and, accordingly, does not provide for income taxes that could result from the remittance of such earnings. When the Company can no longer assert indefinite reinvestment of foreign earnings, it must provide for income taxes on those amounts.

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

(q)    Restructuring and Other Related Charges

From time to time, the Company establishes exit plans for restructuring activities which require the Company to make estimates as to the nature, timing and amount of the exit costs that it specifically identifies.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidation of facilities requires the Company to make estimates, which include contractual rental commitments or lease buy-outs for vacated office space and related costs, and estimated sub-lease income. The Company reviews its sub-lease assumptions and lease buy-out assumptions on a regular basis. These estimates include lease buy-out costs, anticipated sub-lease rates, other terms and conditions in sub-lease contracts, and the timing of these sub-lease arrangements. If the rental markets continue to change, the Company’s lease buy-out, sub-lease and space requirement assumptions may not be accurate and it is possible that changes in these estimates could materially affect its financial condition and results of operations. A reduction of workforce requires the Company to make estimates, which include estimating the cost of benefits and severance.

(r)    Net Income Per Share

The Company presents basic net income per share and diluted net income per share. Basic net income per share is based on the weighted average number of shares outstanding during the period, less restricted stock considered contingently issuable. Diluted net income per share reflects the per share effect of dilutive common share equivalents.

(s)    Comprehensive Income

Comprehensive income includes net income and also considers the effect of other changes to stockholders’ equity that are not included in the determination of net income, but rather are reported as a separate component of stockholders’ equity. The Company reports foreign currency translation adjustments and unrealized gains and losses on investments (those which are considered temporary) as components of comprehensive income.

(t)    New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement. ASU 2011-04 provides a consistent definition of fair value and ensures that fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances disclosure requirements. ASU 2011-04 is effective for annual and interim periods beginning after December 15, 2011 and must be applied prospectively. Early adoption by public entities is not permitted. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its financial condition, results of operations or cash flows.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income, which amends ASC Topic 220, Comprehensive Income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as a part of the statement of stockholders’ equity and requires other comprehensive income to be presented as part of a single continuous statement of comprehensive income or in a statement of other comprehensive income immediately following the statement of operations. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and must be retrospectively applied to all reporting periods presented. Early adoption is permitted, but the Company does not plan to adopt ASU 2011-05 early. ASU 2011-05 will not have an impact on the Company’s financial condition, results of operations or cash flows.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Acquisitions

2011 Acquisitions

D&D Holdings Limited

On September 6, 2011, the Company acquired D&D Holdings Ltd. (“DAD”), a London-based advertising agency operating in the United Kingdom and continental Europe. The Company acquired DAD in order to strengthen its capabilities in marketing campaign production and direct response measurement. DAD’s results of operations are reflected in the Company’s consolidated statements of operations from the acquisition date, and the acquisition added approximately 200 people.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of being able to leverage DAD’s expertise with the Company’s existing services to provide integrated advertising services to the client bases of both the Company and DAD in the European market. All of the goodwill was allocated to the Company’s SapientNitro operating segment. The following table presents the estimated fair values (in thousands) and useful lives of intangible assets acquired:

	Amount	Weighted Average Useful Life
		(in years)
Customer relationships	$19,459	7
Intellectual property	4,088	8
Non-compete agreements	1,275	3
Tradename	409	1.5

Identifiable intangible assets	$25,231

The useful lives of these intangible assets were based upon the patterns in which the economic benefits related to such assets are expected to be realized, and the intangible assets will be amortized on a basis reflecting those economic patterns. The acquired goodwill and intangible assets are not deductible for tax purposes.

The former shareholders of DAD are also eligible to receive additional consideration of up to $20.9 million, which is contingent on the fulfillment of certain financial conditions within the period from July 1, 2011 to June 30, 2014. If such conditions are achieved, the consideration is payable under certain circumstances in cash, common stock or a combination of both. Using a discounted cash flow method, the Company recorded an estimated liability of $15.7 million as of the acquisition date and $15.4 million as of December 31, 2011. The Company will continue to assess the probability that these conditions will be fulfilled, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. During 2011, the Company recorded $0.6 million as part of acquisition costs and other related charges relating to remeasurement of the fair value of the contingent liability. This liability is denominated in a foreign currency and therefore, its value as reported in U.S. dollars on our consolidated balance sheet may also change from period to period due to currency exchange rate fluctuations.

The Company also issued to certain employees of DAD rights to receive a combination of cash and common stock that are contingent on the continued employment of the recipients. These awards, which have an estimated value of $3.9 million, are being accounted for as compensation expense over the associated vesting period of three years.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated service revenues and net income for 2011 include $9.1 million and $(0.1) million, respectively, attributable to DAD since the acquisition date. The unaudited pro forma information presented in the following table summarizes the Company’s consolidated results of operations for the periods presented, as if the acquisition of DAD had occurred on January 1, 2010 (in thousands, except per share amounts). The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2010, nor is it intended to be a projection of future results.

	Pro Forma (Unaudited)
	Year Ended December 31,
	2011	2010
Service revenues	$1,039,819	$844,240
Net income	$69,863	$39,073
Basic net income per share	$0.51	$0.30
Diluted net income per share	$0.49	$0.28

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of being able to leverage Clanmo’s mobile interactive expertise with the Company’s existing services to provide a more comprehensive integrated service offering to the Company’s existing client base, and prospective new clients, in the European market. All of the goodwill was allocated to the Company’s SapientNitro operating segment. The following table presents the estimated fair values (in thousands) and useful lives of intangible assets acquired:

	Amount	Weighted Average Useful Life
		(in years)
Customer relationships	$1,447	7
Developed technology	463	8
Non-compete agreements	318	5
Tradename	43	1.5

Identifiable intangible assets	$2,271

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated service revenues and net income for 2011 include $3.6 million and $0.5 million, respectively, attributable to Clanmo since the acquisition date. Pro forma results of operations have not been presented, as the acquisition of Clanmo was not material to the Company’s results of operations for any periods presented.

The Company recognized acquisition costs and other related charges of $1.9 million for 2011. This included $1.3 million associated with third-party professional services relating to the evaluation, due diligence and closing processes, primarily relating to DAD and Clanmo, and $0.6 million in remeasurements of the fair value of DAD contingent consideration liabilities.

Prior Year Acquisitions

Nitro Group Limited

On July 1, 2009 the Company completed its acquisition of Nitro Group Ltd. (“Nitro”), a global advertising network. Nitro operated across North America, Europe, Australia and Asia. The acquisition added approximately 300 employees. The Company acquired Nitro to leverage Nitro’s traditional advertising services with the Company’s digital commerce and marketing technology services. Nitro’s results of operations are reflected in the Company’s consolidated statements of operations from the acquisition date.

The purchase price, net of cash acquired, was $31.0 million for the acquisition of 100% of Nitro’s outstanding shares. The $31.0 million consisted of $11.1 million in cash, net of cash acquired, deferred consideration with an estimated fair value of $8.1 million and the issuance of 3.3 million shares of restricted common stock valued at $11.8 million. The value of common stock was determined as $6.27 per share, the value of the Company’s common stock on the acquisition date, less $8.7 million. The $8.7 million reduction in purchase price reflects the impact of the selling restrictions on the shares of $7.1 million, and a $1.6 million reduction for the value of shares transferred as consideration that were also tied to the seller’s continued employment. The $1.6 million had been accounted for as compensation expense over the associated vesting period, which was originally scheduled to end in June 2013. However, during the first quarter of 2011, the seller’s employment with Sapient was terminated. Under the terms of the original agreement, the seller was entitled to retain the entire $1.6 million value upon termination by the Company and therefore the unrecognized compensation expense was accelerated, resulting in a $1.0 million charge to earnings during the first quarter of 2011. This charge is included in “Restructuring and Other Related Charges” in the Company’s consolidated statement of operations for 2011.

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

Amount
Cash	$3,290
Accounts receivable	10,438
Other current assets	3,308
Property and equipment	2,281
Identifiable intangible assets	18,000
Goodwill	16,943

Total assets acquired	54,260

Accounts payable, accrued expenses and other current liabilities	(16,912)
Deferred revenues	(416)
Deferred tax liability	(1,379)
Other long-term liabilities	(1,312)

Total liabilities assumed	(20,019)

Total allocation of purchase price consideration	34,241
Less: cash acquired	(3,290)

Total purchase price, net of cash acquired	$30,951

Except for accounts receivable, leases, other long-term liabilities and deferred taxes, net tangible assets were valued at the respective carrying amounts recorded by Nitro, as the Company believes that their carrying value amounts approximate their fair values at the acquisition date. Included in other current assets is the estimated fair value, as of the acquisition date, of indemnification assets totaling $1.2 million. These assets reflect amounts due from the former shareholder of Nitro as a result of potential breaches in or inaccuracies of representations and warranties made in the stock purchase agreement. The Company clawed back 14,246 shares from the seller to satisfy a $0.2 million indemnification asset during the third quarter of 2010, and clawed back 15,388 shares to satisfy a $0.2 million indemnification asset during the fourth quarter of 2011. The Company acquired a deferred consideration obligation of $8.1 million, which is denominated in a foreign currency. Pursuant to the purchase agreement, the seller agreed to indemnify the Company for payments in excess of $8.0 million. The Company paid $4.6 million in the fourth quarter of 2009 and $3.2 million in 2010 to settle this obligation. At December 31, 2011, the Company had a deferred consideration obligation of $0.7 million, offset by an indemnification asset of $0.5 million. See Note 5 for changes in the fair values of the acquired indemnification assets, deferred consideration and other long-term liability. Total net tangible assets consist of the fair value of tangible assets acquired less the fair value of assumed liabilities.

The purchase price allocation resulted in $16.9 million of purchase price that exceeded the estimated fair value of tangible and intangible assets and liabilities, which was allocated to goodwill. The Company believes the resulting amount of goodwill reflects its expectations of the synergistic benefits of being able to leverage Nitro’s traditional advertising expertise with the Company’s own digital commerce and marketing technology services to provide an integrated advertising service to both the Company’s existing client base and Nitro’s client

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

base. See Note 8 for the allocation of goodwill to the Company’s segments. The following table presents the estimated fair values (in thousands) and useful lives of intangible assets acquired:

	Amount	Weighted Average Useful Life
		(in years)
Customer relationships	$10,100	7
Non-compete agreements	5,600	5
Tradename	2,300	5

Identifiable intangible assets	$18,000

The useful lives of these intangible assets were based upon the patterns in which the economic benefits related to such assets are expected to be realized, and the intangible assets will be amortized on a basis reflecting those economic patterns. The acquired goodwill and intangible assets are not deductible for tax purposes.

The former shareholder of Nitro could have received additional consideration of up to $3.0 million, which was contingent on achieving certain financial performance conditions during the twelve month period from October 1, 2009 to September 30, 2010, and was payable in either cash or stock at the Company’s discretion. The Company did not record a liability as of the acquisition date. Nitro did not achieve the prescribed performance targets and as a result the Company did not record a liability as of September 30, 2010. Furthermore, if Nitro’s financial performance did not meet certain minimum revenue thresholds for the year ended June 30, 2010, the Company could have clawed-back shares from the former shareholder of Nitro. Nitro’s financial performance met the prescribed target and the Company did not record an asset for this contingency.

(4)	Supplemental Cash Flow Information

Net total income taxes paid in 2011, 2010 and 2009 were $15.3 million, $12.1 million, and $7.4 million, respectively.

Non-cash investing transactions in 2011 included the issuance of common stock in the amount of $4.9 million as contingent consideration for the acquisition of Derivatives Consulting Group Limited (“DCG”), which the Company acquired in 2008. Non-cash investing transactions in 2011 also included $12.6 million relating to a construction in progress asset, which was recorded on the consolidated balance sheet in “property and equipment” as of December 31, 2011 with a related financing obligation recorded in “accrued expenses”. See Note 7, Property and Equipment, for additional details regarding this asset.

Non-cash investing transactions in 2010 consisted of the issuance of common stock in the amount of $2.4 million as contingent consideration for the acquisition of DCG. Non-cash investing transactions in 2009 consisted of the issuance of common stock in the amount of $11.8 million as contingent consideration for the acquisition of Nitro and $2.6 million as contingent consideration for the acquisition of DCG.

(5)	Marketable Securities, the Put Right and Fair Value Disclosures

Marketable Securities and the Put Right

See Note 2(e) for a discussion of the Company’s accounting policy related to its marketable securities investments and other financial assets and the methods and assumptions used to determine their fair values.

At December 31, 2011, the estimated fair value of the Company’s marketable securities classified as available-for-sale securities was $9.0 million. At December 31, 2010, the estimated fair value of the Company’s

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

marketable securities classified as available-for-sale securities was $10.1 million. The Company sold, at amortized cost, $16.4 million of auction rate securities (“ARS”) classified as trading securities and $0.1 million of ARS classified as available-for-sale securities during 2010.

The following tables present details of the Company’s marketable securities as of December 31, 2011 and 2010 (in thousands):

	Available-for-Sale Securities as of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Long-term:
Auction rate securities	$1,400	$—	$(110)	$1,290
Short-term:
Mutual fund deposits	7,748	—	—	7,748

Total	$9,148	$—	$(110)	$9,038

	Available-for-Sale Securities as of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Long-term:
Auction rate securities	$1,400	$—	$(131)	$1,269
Short-term:
Mutual fund deposits	8,882	—	(21)	8,861

Total	$10,282	$—	$(152)	$10,130

As of December 31, 2011 all of the Company’s available-for-sale ARS had been in an unrealized loss position for more than twelve months.

Using a discounted cash flow analysis, the Company determined that the fair value of its ARS classified as available-for-sale securities was $110,000 less than their amortized cost at December 31, 2011, compared to $131,000 less than amortized cost at December 31, 2010. The Company has recorded the change in valuation, an unrealized gain of $21,000, as a component of comprehensive income for the year ended December 31, 2011. The gross unrealized losses on ARS of $110,000 and $131,000 as of December 31, 2011 and 2010, respectively, are included in the “accumulated other comprehensive loss” caption on the Company’s consolidated balance sheets. The Company does not intend to sell its ARS classified as available-for-sale until a successful auction occurs and these ARS investments are liquidated at amortized cost, nor does the Company expect to be required to sell these ARS before a successful auction occurs.

At December 31, 2009, the amortized cost of the Company’s investment in the Primary Fund, a mutual fund that had suspended redemptions, was $1.0 million. Due to events in 2009 that limited the liquidity of this investment, the Company recorded an impairment charge of $0.2 million in 2009. In January 2010, the Company received the remaining $0.8 million balance. The Company did not record any other-than-temporary losses on marketable securities during the years ended December 31, 2011 and 2010.

At December 31, 2009 the Company recorded its ARS classified as trading securities at their amortized cost. The fair value of the ARS classified as trading securities was $1.1 million less than their amortized cost. The Company recorded the other-than-temporary impairment in “other income, net.” All of the Company’s ARS classified as trading securities were held with UBS, one of the Company’s brokers. On November 5, 2008, the

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company accepted an offer from UBS which provided the Company with rights, the “Put Right”, to sell its ARS investments to UBS at par at any time during a two-year period beginning June 30, 2010. The Put Right was initially measured at its fair value and changes in the fair value of the Put Right were reflected in earnings. As the Company exercised the Put Right on June 30, 2010 — and on July 1, 2010 sold at amortized cost the remaining $6.8 million held with UBS as of June 30, 2010, back to UBS — the Put Right no longer held any significant value and the Company recorded the change in fair value of the Put Right, a loss of $1.1 million compared to its valuation as of December 31, 2009, in “other income, net”. This loss was offset by a $1.1 million gain in fair value on the UBS ARS compared to their valuation as of December 31, 2009, as they were all sold at amortized cost.

Actual maturities of our marketable securities may differ from contractual maturities because some borrowers have the right to call or prepay the obligations. Gross realized gains and losses on the sale of securities are calculated using the specific identification method, and were not material to the Company’s operations for 2011, 2010, or 2009.

Fair Value Disclosures

The Company accounts for certain assets and liabilities at fair value. The following tables present the Company’s fair value hierarchy for its assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2011 and 2010 (in thousands):

	Fair Value Measurements at December 31, 2011 Using
	Level 1	Level 2	Level 3	Total
Financial assets:
Auction rate securities	$—	$—	$1,290	$1,290
Bank time deposits	—	76,292	—	76,292
Foreign exchange option contracts, net	—	3	—	3
Money market fund deposits	4,489	—	—	4,489
Mutual funds	7,748	—	—	7,748
Indemnification assets acquired	—	—	527	527

Total	$12,237	$76,295	$1,817	$90,349

	Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts, net	$—	$271	$—	$271
Contingent consideration liability associated with acquisition	—	—	15,390	15,390
Other long-term liabilities acquired	—	—	711	711

Total	$—	$271	$16,101	$16,372

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements at December 31, 2010 Using
	Level 1	Level 2	Level 3	Total
Financial assets:
Auction rate securities	$—	$—	$1,269	$1,269
Bank time deposits	—	65,646	—	65,646
Foreign exchange option contracts, net	—	133	—	133
Money market fund deposits	27,703	—	—	27,703
Mutual funds	8,861	—	—	8,861
Indemnification assets acquired	—	—	1,078	1,078

Total	$36,564	$65,779	$2,347	$104,690

	Level 1	Level 2	Level 3	Total
Financial liabilities:
Deferred consideration acquired	$—	$—	$231	$231
Other long-term liabilities acquired	—	—	1,419	1,419

Total	$—	$—	$1,650	$1,650

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 or Level 3 of the fair value measurement hierarchy during 2011.

Level 1 assets consist of money market fund deposits and mutual funds that are traded in active markets with sufficient volume and frequency of transactions. The fair values of these assets were determined from quoted prices in active markets for identical assets.

Level 2 assets consist of bank time deposits and foreign exchange option contracts, and Level 2 liabilities consist of foreign exchange option contracts. The fair values of these assets were determined from inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 assets consist of ARS investments structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can continue to hold the investments at par or sell the securities at auction provided there are willing buyers to make the auction successful. The ARS investments the Company holds are collateralized by student loans and municipal debt and have experienced failed auctions. Level 3 assets and liabilities also include the following financial assets and liabilities, assumed as a result of acquisitions: (i) indemnification assets; (ii) deferred consideration; (iii) contingent consideration; and (iv) other long-term liabilities.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of changes in fair value of the Company’s Level 3 assets and liabilities measured on a recurring basis for 2011 and 2010 (in thousands):

	Level 3 Inputs
	Assets	Liabilities
Balance at December 31, 2009	$20,847	$5,736
Settlement of indemnification asset related to currency transaction loss on deferred consideration(1)	(1,079)	(1,079)
Settlement of other indemnification asset related to Nitro acquisition	(150)	—
Loss on increase in fair value of deferred consideration acquired, included in acquisition costs and other related charges	—	36
Loss on increase in fair value of other long-term liability acquired, included in general and administrative expenses	—	120
Payment of acquired deferred consideration(1)	—	(3,163)
Unrealized gain on marketable securities included in accumulated other comprehensive loss	7	—
Realized loss, included in other income, net	(1,096)	—
Realized gain, included in other income, net	1,096	—
Sales of marketable securities	(17,278)	—

Balance at December 31, 2010	2,347	1,650
New Level 3 liability (contingent consideration liability associated with acquisition)	—	15,655
Change in fair value of contingent consideration liability, included in acquisition costs and other related charges	—	598
Change in fair value of contingent consideration liability, included in currency translation adjustments	—	(863)
Loss on increase in fair value of other long-term liability acquired, included in general and administrative expenses	—	92
Payment of other acquired long-term liabilities	—	(800)
Loss on decrease in fair value of acquired indemnification assets, included in acquisition costs and other related charges	(101)	—
Settlement of indemnification asset, net of acquired deferred consideration liability, through clawback of shares of common stock held in escrow	(450)	(231)
Unrealized gain on marketable securities included in accumulated other comprehensive loss	21	—

Balance at December 31, 2011	$1,817	$16,101

(1)	Deferred consideration acquired (resulting from the acquisition of Nitro) was denominated in a foreign currency. Pursuant to the purchase agreement, the Company was indemnified against all currency transaction losses related to the deferred consideration. In 2009, the Company paid $4.6 million of the acquired deferred consideration. In 2010, the Company paid $3.2 million and applied the $1.1 million currency loss indemnification asset against the $4.4 million which was accrued as of December 31, 2009.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Restricted Cash

The Company has deposited approximately $4.2 million and $4.5 million with various banks as collateral for letters of credit and performance bonds and has classified these amounts as restricted cash on its consolidated balance sheets at December 31, 2011 and 2010, respectively. Portions are reflected in current or non-current assets based on the expiration of the requirement with the various banks.

(7)	Property and Equipment

The cost and accumulated depreciation of property and equipment at December 31, 2011 and 2010 were as follows (dollars in thousands):

	December 31,
	2011	2010	Estimated Useful Life
Leasehold improvements	$35,254	$28,121	Lesser of estimated useful life or the remaining lease term
Furniture and fixtures	12,621	9,250	5 years
Office equipment	8,871	7,500	5 years
Computer software	42,608	34,862	3 years
Computer hardware	45,010	37,088	3 years
Construction in progress	12,643	—	not applicable

Property and equipment, gross	157,007	116,821
Less: accumulated depreciation	(92,750)	(81,250)

Property and equipment, net	$64,257	$35,571

Depreciation expense was $19.4 million, $16.2 million, and $16.0 million during 2011, 2010 and 2009, respectively. During 2011, the Company disposed of approximately $2.0 million of gross property and equipment with a net book value of $0.1 million and received no cash proceeds. During 2010, the Company disposed of approximately $0.5 million of gross property and equipment with a net book value of $0.1 million and received $0.1 million in cash.

As of December 31, 2011, the Company recorded a property asset and a related financing obligation (in “accrued expenses”) of $12.6 million relating to two office buildings which are under construction in India. The Company entered into agreements with the building owners to lease space in these buildings. Because the Company is involved with certain structural aspects of construction, the Company is considered the owner for accounting purposes during the construction period. The Company expects to occupy these buildings during 2012. Upon completion of construction, the Company will perform a sale-leaseback analysis pursuant to ASC 840, Leases, to determine if it can remove the asset and liability from its consolidated balance sheet.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Goodwill

The following tables present the changes in goodwill allocated to the Company’s reportable segments during 2011 and 2010 (in thousands):

	SapientNitro	Sapient Global Markets	Total
Goodwill as of December 31, 2009	$53,274	$22,730	$76,004
Contingent consideration recorded during the period	—	2,371	2,371
Exchange rate effect	(372)	(138)	(510)

Goodwill as of December 31, 2010	52,902	24,963	77,865
Goodwill acquired during the period	27,207	—	27,207
Contingent consideration recorded during the period	—	4,872	4,872
Exchange rate effect	(1,384)	(589)	(1,973)

Goodwill as of December 31, 2011	$78,725	$29,246	$107,971

In 2011, the Company recorded contingent consideration related to DCG of $4.9 million that was contingent on financial performance for the year ended March 31, 2011; the Company settled this amount by issuing 358,736 shares of common stock (from treasury) in 2011. In 2010, the Company recorded contingent consideration related to DCG of $2.4 million that was contingent on financial performance for the year ended March 31, 2010; the Company settled this amount by issuing 235,744 shares of common stock in 2010. As the DCG acquisition was completed in 2008, it was accounted for as a business combination under the purchase method. Accordingly, these contingent consideration amounts resulted in increases to goodwill at the times those amounts were earned.

(9)	Purchased Intangible Assets

The following table summarizes purchased intangible assets as of December 31, 2011 and 2010 (in thousands; the gross carrying amounts of purchased intangible assets denominated in foreign currencies are reflected at the respective balance sheet date exchange rates):

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists and customer relationships	$42,621	$(16,701)	$25,920	$22,954	$(12,351)	$10,603
SAP license agreement	—	—	—	1,100	(1,100)	—
Non-compete agreements	10,060	(4,673)	5,387	8,538	(3,074)	5,464
Intellectual property	4,279	(188)	4,091	—	—	—
Tradename	3,573	(2,149)	1,424	3,149	(1,587)	1,562

Total purchased intangible assets	$60,533	$(23,711)	$36,822	$35,741	$(18,112)	$17,629

Amortization expense related to the purchased intangible assets was $6.8 million, $5.4 million, and $5.1 million for 2011, 2010 and 2009, respectively.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated future amortization expense of purchased intangible assets as of December 31, 2011 is as follows (in thousands):

Total
2012	$10,698
2013	9,257
2014	6,082
2015	4,159
2016	2,847
Thereafter	3,779

Total	$36,822

(10)	Restructuring and Other Related Charges

2011 — Restructuring Events

During the third quarter of 2011, the Company consolidated its New York City operations into one office space. As such, the Company exited one leased office space and recorded a restructuring charge of $0.9 million, consisting of contractual rental commitments and related costs, offset by sub-lease income. The term of the restructured lease ends in January 2016.

During the first quarter of 2011, the Company recorded a restructuring charge of $5.7 million related to cash and other termination benefits for two former Nitro executives whose positions were made redundant, as well as the re-positioning of a portion of its SapientNitro business in Australia from traditional advertising capabilities to digitally-led capabilities. This charge consisted of $1.1 million of cash severance and other associated termination benefits, and a $4.6 million non-cash charge related to the acceleration of unrecognized compensation expense for stock-based awards.

2010 — Restructuring Event

During the first quarter of 2010, the Company consolidated its UK operations into one office space. As such, the Company exited one leased office space and recorded a restructuring charge of $0.8 million, consisting of contractual rental commitments and related costs, offset by estimated sub-lease income. The term of this lease ended in March 2011. For the year ended December 31, 2011, the Company recorded a net restructuring benefit associated with the 2010 restructuring event of less than $0.1 million, relating to changes in the estimated costs to be incurred.

2009 — Restructuring Event

In February 2009, in response to the impact of current global economic conditions on its demand environment, the Company implemented a restructuring plan to reduce its peoplecount during the first quarter of 2009. For the year ended December 31, 2009, 392 employees were terminated in connection with this restructuring plan and the Company recorded restructuring charges of $2.0 million in its consolidated statements of operations. These charges consisted of $1.9 million in employee cash severance payments and $0.1 million in outplacement assistance fees and other associated costs. Of the $2.0 million restructuring charge, $1.2 million and $0.6 million were recorded to the Company’s SapientNitro and Sapient Global Markets segments, respectively. The remaining costs of $0.2 million were not recorded to a segment because they impacted areas of the business that supported the business units and are reflected in “Reconciling Items” in Note 18, Segment Reporting. There were no amounts accrued for this restructuring event as of December 31, 2011 or 2010.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001, 2002 and 2003 — Restructuring Events

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

For the year ended December 31, 2011, the Company recorded net restructuring benefits associated with the 2001, 2002 and 2003 restructuring events of $0.1 million. This consisted primarily of a $0.3 million charge relating to future payments owed to the Company under a sub-lease of one of the previously restructured office spaces which are no longer expected to be collected. This charge was offset by net benefits of $0.4 million, primarily relating to changes in the estimated operating expenses to be incurred. For the year ended December 31, 2010, the Company recorded a net restructuring benefit of $0.4 million, primarily relating to changes in the estimated operating expenses to be incurred and sub-lease income to be received in connection with one of the previously restructured office leases, which ended in the fourth quarter of 2011.

These restructuring charges and accruals require significant estimates and assumptions, including contractual rental commitments or lease buy-outs for vacated office space and related costs, and estimated sub-lease income. The Company’s sub-lease assumptions include anticipated rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. These estimates and assumptions are monitored on a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the future, resulting in additional adjustments, and any such adjustments could be material.

The following table presents activity during 2011, 2010 and 2009 related to all restructuring events (in thousands):

	2001, 2002, 2003 Restructuring Events	2009 Restructuring Event	2010 Restructuring Event	2011 Restructuring Events
	Facilities	Workforce	Facilities	Workforce	Facilities	Totals
Balance at December 31, 2008	$7,922	$—	$—	$—	$—	$7,922
2009 provisions, net	2,590	1,958	—	—	—	4,548
Cash utilized	(3,791)	(1,958)	—	—	—	(5,749)

Balance at December 31, 2009	6,721	—	—	—	—	6,721
2010 (benefits) provisions, net	(433)	—	847	—	—	414
Cash utilized	(3,401)	—	(605)	—	—	(4,006)

Balance at December 31, 2010	2,887	—	242	—	—	3,129
2011 (benefits) provisions, net	(80)	—	(23)	5,687	923	6,507
Cash utilized	(2,807)	—	(159)	(1,075)	(252)	(4,293)
Non-cash portion of 2011 provisions	—	—	—	(4,612)	—	(4,612)

Balance at December 31, 2011	$—	$—	$60	$—	$671	$731

The total remaining accrued restructuring balance of $0.7 million as of December 31, 2011 is expected to be paid in full by March 31, 2016.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Income Taxes

The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Federal, current	$1,078	$810	$1,488
State, current	2,672	(236)	3,595
Foreign, current	11,707	7,051	4,878

Subtotal, current income tax provision	15,457	7,625	9,961

Federal, deferred	24,588	20,858	(48,239)
State, deferred	364	(4,758)	(9,217)
Foreign, deferred	(3,513)	73	2,945

Subtotal, deferred income tax provision (benefit)	21,439	16,173	(54,511)

Provision for (benefit from) income taxes	$36,896	$23,798	$(44,550)

The following table presents a reconciliation of our income tax provision to the statutory federal tax rate:

	Year Ended December 31,
	2011	2010	2009
Statutory income tax rate	35.0%	35.0%	35.0%
Permanent items	1.5	1.8	4.8
State income taxes, net of federal benefit	2.4	(1.4)	8.2
Foreign taxes	(2.5)	3.0	42.8
Unremitted earnings	(3.0)	(3.8)	30.3
Amortization	—	—	1.9
Valuation allowance	0.3	(1.2)	(228.7)
Other	(0.3)	1.8	3.5

Effective income tax rate (benefit)	33.4%	35.2%	(102.2)%

For 2011, the Company’s effective tax rate varied from the statutory tax rate primarily due to state income taxes, the tax rate differential attributable to income earned by its foreign subsidiaries and related mix of jurisdictional profits, changes in uncertain tax positions, and changes in deferred taxes on unremitted earnings.

The sources of income before the provision for (benefit from) income taxes for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$88,007	$58,671	$77,265
International	22,507	8,932	(33,689)

Total income before income taxes	$110,514	$67,603	$43,576

During 2009, the Company implemented a plan to realign its international business and legal entities within its worldwide group. The objective of this realignment was to make its legal and operational structure more consistent with its Global Distributed Delivery model and the geographic mix of its clients. To effect this realignment, the Company established operations in Switzerland to provide operational and financial services to the majority of its international subsidiaries. A significant element of the new structure involves the sharing of certain expenses related to the development of intangible property. The geographic breakout of income before

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income taxes reflects the changes made to global cost allocations and additional intercompany expenses incurred by the Company’s foreign subsidiaries resulting from the realignment.

At December 31, 2011 and 2010, deferred income tax assets and liabilities resulted from differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below (in thousands):

	December 31,
	2011	2010
Deferred income tax assets (liabilities), current:
Deferred revenues	$4,739	$4,289
Net operating losses	3,984	16,741
Reserves and accruals	10,380	3,468
Tax credits	471	—
Restructuring charges	131	1,122

Gross deferred income tax assets, current	19,705	25,620
Valuation allowance	(62)	(1,682)

Net deferred income tax assets, current	$19,643	$23,938

Deferred income tax assets (liabilities), non-current:
Property and equipment	$(4,525)	$2,056
Deferred compensation	16,619	16,398
Goodwill and other intangibles	(13,647)	(2,545)
Tax credits	—	7,790
Net operating losses	11,299	6,430
Unremitted earnings	(6,098)	(10,836)
Other	442	2,944

Gross deferred income tax assets, non-current	4,090	22,237
Valuation allowance	(2,650)	(3,376)

Net deferred income tax assets, non-current	$1,440	$18,861

Net deferred income tax assets	$21,083	$42,799

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2008, all of the Company’s U.S. deferred tax assets had a full valuation allowance of $112.1 million. Based upon its operating results for the years immediately preceding and through December 31, 2009, as well as an assessment of expected future results of operations in the U.S., at December 31, 2009 the Company determined that it had become more likely than not that it would realize a substantial portion of its deferred tax assets in the U.S. As a result, the Company released $58.3 million of valuation allowances on its U.S. deferred tax assets, which was recorded as an income tax benefit in 2009.

Certain state tax net operating loss carryforwards remain with a valuation allowance recorded against them at December 31, 2011 and 2010. During 2011 and 2010, the Company determined that it had become more likely than not that it would realize portions of its deferred tax assets related to state net operating loss carryforwards. As a result, the Company released $0.6 million and $2.3 million of the valuation allowances as income tax benefits in 2011 and 2010, respectively.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also maintains a valuation allowance against certain foreign deferred tax assets, primarily in Switzerland, in the amounts of $2.5 million and $1.5 million at December 31, 2011 and 2010, respectively. The Company continues to believe that deferred tax assets in its other foreign subsidiaries are more likely than not to be realized and, therefore, no valuation allowance has been recorded against these assets.

The following table presents changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$5,058	$5,863	$112,138
Additions	1,024	1,499	—
Utilization	(2,799)	—	(47,990)
Releases	(571)	(2,304)	(58,285)
Other adjustments	—	—	—

Balance at end of year	$2,712	$5,058	$5,863

The Company had net operating loss carryforwards of $6.4 million and $44.5 million for U.S. federal tax purposes, and $83.0 million and $25.9 million related to foreign jurisdictions, at December 31, 2011 and 2010, respectively. If not utilized, the federal net operating loss carryforwards will expire at various times through 2029, $68.0 million of the foreign net operating loss carryforwards will expire at various times through 2018, and $15.0 million can be carried forward indefinitely. The Company had federal research and development tax credit carryforwards of $4.5 million at December 31, 2011 and 2010, which expire at various times through 2020. The Company also had U.S. federal alternative minimum tax credit carryforwards of $4.6 million and $3.7 million at December 31, 2011 and 2010, respectively, which can be carried forward indefinitely.

The current accounting standard for stock-based compensation prohibits the recognition of windfall tax benefits from stock-based compensation deducted on tax returns until realized through a reduction of income taxes payable. The Company had a deferred tax asset pertaining to net operating loss carryforwards resulting from the exercise of employee stock options prior to January 1, 2006 of $2.8 million at December 31, 2010, which was fully offset by a valuation allowance. As a result of the utilization of these net operating loss carryforwards in 2011, the tax benefit was recorded as an increase to additional paid-in capital during 2011. Included in the Company’s federal net operating loss and tax credit carryforwards as of December 31, 2011 and 2010 were total unrecognized tax benefits related to stock-based compensation from January 1, 2006 onwards of $9.8 million and $5.5 million, respectively, which will be credited to additional paid-in capital when they reduce income taxes payable. Therefore, these amounts were not included in the Company’s gross or net deferred tax assets at December 31, 2011 and 2010.

The Company reinvests unremitted earnings of certain foreign operations indefinitely and, accordingly, does not provide for income taxes that could result from the remittance of such earnings. At December 31, 2011 and 2010, $38.1 million and $45.0 million of unremitted earnings were not reinvested indefinitely and the Company recorded a long-term deferred tax liability of $6.1 million and $10.8 million, respectively. The decrease in the deferred tax liability primarily relates to the restructuring of certain foreign subsidiaries in 2011. At December 31, 2011 and 2010, earnings of foreign operations that could result in incremental taxes, if remitted, for which no deferred tax liability is recorded, amounted to $113.0 million and $86.9 million, respectively. Determination of the potential deferred tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when such remittance occurs.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company had gross unrecognized tax benefits including interest and penalties of approximately $15.2 million and $12.0 million at December 31, 2011 and 2010, respectively. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2011 and 2010, accrued interest and penalties were approximately $1.4 million and $1.1 million, respectively.

A tabular roll forward of the Company’s gross unrecognized tax benefits, excluding interest and penalties, is presented below (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$10,864	$7,332	$5,551
Additions based on current year tax positions	2,085	3,168	1,586
Additions based on tax positions of prior years	2,066	1,454	1,456
Reductions for tax positions of prior years	(1,175)	(1,090)	(1,261)
Settlements	—	—	—

Balance at end of year	$13,840	$10,864	$7,332

The Company conducts business globally and, as a result, its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Germany, India, Switzerland, the United Kingdom and the United States. The Company’s U.S. federal tax filings are open for examination for tax years 2008 through the present. The statutes of limitations in the Company’s other tax jurisdictions remain open for various periods between 2004 and the present. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in a future period.

Although the Company believes its tax estimates are appropriate, the final determination of tax audits could result in favorable or unfavorable changes in its estimates. The Company anticipates the settlement of tax audits and the expiration of relevant statutes of limitations in the next twelve months could result in a decrease in its unrecognized tax benefits of an amount between $1.5 million and $2.5 million.

The Company enjoys the benefits of income tax holidays in certain jurisdictions in which it operates. The tax holiday for its business in Gurgaon, India, expired on March 31, 2009, while the enabling legislation for the tax holidays for its business located in Bangalore and Noida, India, expired on March 31, 2011. In 2009, the Company established a new India unit in a Special Economic Zone (“SEZ”) which is entitled to a five year, 100% tax holiday. Immediately following the expiration of the 100% tax holiday, the SEZ unit is entitled to a five year, 50% tax holiday. In 2011, the Company established three new India business units in SEZs, which are eligible for similar tax benefits. These benefits resulted in decreases in the Company’s income tax provision of $2.8 million, $3.3 million, and $2.3 million for 2011, 2010 and 2009, respectively. Excluding these benefits, diluted earnings per share would have been $0.50, $0.29, and $0.65 for 2011, 2010 and 2009, respectively.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Commitments and Contingencies

Lease Commitments

The Company maintains its executive offices in Boston, Massachusetts and operating offices in several locations throughout the United States and abroad. Future minimum rental commitments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2011 were as follows (in thousands):

Total
2012	$22,865
2013	22,284
2014	19,547
2015	15,033
2016	15,938
Thereafter	50,737

Total	$146,404

Rent expense for the years ended December 31, 2011, 2010 and 2009 was approximately $23.3 million, $19.5 million, and $15.0 million, respectively. The Company’s capital lease obligations as of December 31, 2011 were not material.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability that reduce its monetary exposure for indemnification and enable it to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal.

The Company frequently warrants that the technology solutions it develops for its clients will operate in accordance with the project specifications without defects for a specified warranty period, subject to certain limitations that the Company believes are standard in the industry. In the event that defects are discovered during the warranty period, and none of the limitations apply, the Company is obligated to remedy the defects until the solution that the Company provided operates within the project specifications. The Company is not typically obligated by contract to provide its clients with any refunds of the fees they have paid, although a small number of its contracts provide for the payment of liquidated damages upon default. The Company has purchased insurance policies covering professional errors and omissions, property damage and general liability that reduce its monetary exposure for warranty-related claims and enable it to recover a portion of any future amounts paid. The Company typically provides in its contracts for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project. The Company has never paid any material amounts with respect to the warranties for its solutions, although the Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties. Deferred revenues on contracts related to warranties were immaterial as of December 31, 2011 and 2010.

Legal Claims

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

The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims totaling approximately $0.3 million for which the likelihood of a loss is considered more than remote, and various administrative audits, each of which has arisen in the ordinary course of business. The Company has recorded an accrual at December 31, 2011 of approximately $0.3 million related to certain of these items for which the likelihood of a loss is considered probable. During the three months ended September 30, 2011, the Company made a payment of $0.9 million to settle a claim which had initially been accrued as a contingent liability during the three months ended March 31, 2011. Although the Company intends to defend these matters vigorously, the ultimate outcome of these matters is uncertain. However, the Company does not expect the potential losses, if any, to have a material adverse impact on its operating results.

(13)	Debt

In May 2010, Sapient Consulting Pvt. Limited (an Indian subsidiary of the Company) entered into a $10,000,000 uncommitted revolving credit facility. This credit facility was scheduled to mature in May 2011, and was renewed during the quarter ended June 30, 2011. Under the renewal agreement, the Company had a 175 million Indian rupee (approximately $3.9 million) uncommitted revolving credit facility through August 2011. The borrowing limit was reduced to 50 million Indian rupees (approximately $1.0 million) in September 2011. This credit facility, which expired in December 2011, was used to finance working capital requirements, capital expenditures or any other purpose which may be permissible under local regulations. At December 31, 2010, the Company had three 30-day short-term loans outstanding at interest rates ranging from 9.25% to 9.65%. These loans totaled 200 million rupees (approximately $4.4 million) and matured in January 2011. As of December 31, 2011, the Company had no loans outstanding. Amounts owed under this credit facility are

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded in accrued expenses on the consolidated balance sheets. The following table presents activity under this credit facility for the year ended December 31, 2011 (in thousands):

Credit Facility
Balance, December 31, 2010	$4,420
Proceeds from credit facility	10,387
Repayments of credit facility	(14,807)

Balance, December 31, 2011	$—

(14)	Stock Plans

The Company recorded $19.3 million, $18.2 million, and $14.9 million of stock-based compensation expense in the consolidated statements of operations for 2011, 2010 and 2009, respectively. Project personnel expenses, selling and marketing expenses and general and administrative expenses appearing in the consolidated statements of operations for 2011, 2010 and 2009 include the following stock-based compensation amounts (in thousands):

	Year Ended December 31,
	2011	2010	2009
Project personnel expenses	$13,045	$10,389	$8,222
Selling and marketing expenses	1,088	1,108	1,472
General and administrative expenses	5,123	6,659	5,227

Total stock-based compensation	$19,256	$18,156	$14,921

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

Effective June 1, 2010, the Company amended its standard RSU agreements such that, if the Company declares a cash dividend on common stock, RSU awards are automatically entitled to dividend equivalent payments. Dividend equivalents may be paid either in cash or in shares of common stock, at the Company’s discretion, if and when the underlying award vests. As a result of these amendments, for any dividend equivalents granted on or after June 1, 2010, the Company does not record any stock-based compensation expense.

During the third quarter of 2011, the Company granted a special dividend equivalent payment of $0.35 per RSU for each RSU award outstanding as of August 15, 2011, to be paid in shares when the underlying award vests. If the underlying RSU award does not vest, the dividend equivalent is forfeited.

During the second quarter of 2010, the Company granted RSUs with service and performance conditions to its Chief Executive Officer (“CEO”). Up to 100,000 units will vest on March 1, 2013 if the performance conditions are met for the three year period ending December 31, 2012. The CEO was also awarded an additional 50,000 RSUs that will vest based on the achievement of strategic objectives that will be determined by the Company’s Board of Directors.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the second quarter of 2011, the Company granted an aggregate of 294,000 RSUs with service and performance conditions to six members of its leadership team. Up to 294,000 units will vest on April 1, 2014 if the performance conditions are met for the year ended December 31, 2011, and for the years ending December 31, 2012 and 2013 (98,000 units for each year). Any units which become eligible for vesting as a result of fulfillment of the performance conditions will vest only if the recipient remains continuously employed with the Company through the award vesting period. The performance conditions for the year ended December 31, 2011 were partially achieved; as a result, the recipients will be eligible to vest in a total of 87,268 units, provided they remain continuously employed with the Company through April 1, 2014.

Expense for these performance-based awards is estimated and adjusted on a quarterly basis, based on assessments of the probability that the performance conditions will be met.

(a)     1996 Equity Stock Incentive Plan

The Company’s 1996 Equity Stock Incentive Plan (the “1996 Plan”) authorizes the Company to grant options to purchase common stock, and certain other equity-related awards such as restricted common stock and restricted stock units, to employees and directors of, and consultants to, the Company. A total of 19,200,000 shares of common stock were available for issuance under the 1996 Plan. The 1996 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration dates of options granted. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the common stock. The exercise price of options qualifying as Incentive Stock Options may not be less than the fair market value of the common stock on the grant date. Stock options granted under the 1996 Plan are nontransferable, generally become exercisable over a four-year period and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee’s employment or other relationship with the Company). No award was made under the 1996 Plan after February 13, 2006. The 1996 Plan expired on December 31, 2008. As of December 31, 2011, there were 602,296 options to purchase shares of common stock outstanding under the 1996 Plan.

(b)     1996 Director Stock Option Plan

The Company’s 1996 Director Stock Option Plan (the “Director Plan”) authorizes the Company to grant options to purchase common stock to directors of the Company. As of December 31, 2011, there were no options to purchase shares of common stock outstanding under the Director Plan. The Director Plan was terminated on June 8, 2011.

(c)     1998 Stock Incentive Plan

The Company’s 1998 Stock Incentive Plan (the “1998 Plan”) authorizes the Company to grant options to purchase common stock, to make awards of restricted common stock, and to issue certain other equity-related awards to employees and directors of the Company. A total of 18,000,000 shares of common stock were available for issuance under the 1998 Plan. The 1998 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration date. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the common stock. The exercise price of options qualifying as Incentive Stock Options may not be less than the fair market value of the common stock on the grant date. As of June 8, 2011, 3,075,979 shares of common stock were available for grant under the 1998 Plan. Subsequent to the approval of the 2011

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Incentive Plan on June 8, 2011, the available shares were transferred to the 2011 Incentive Plan, and no further awards will be issued under the 1998 Plan. Refer to subsection (f) for discussion of the 2011 Incentive Plan.

(d)     2001 Stock Option Plan

The Company’s 2001 Stock Option Plan (the “2001 Plan”) authorizes the Company to grant options to purchase common stock to employees and directors of the Company. A total of 12,000,000 shares of common stock were available for issuance under the 2001 Plan. The 2001 Plan is administered by the Board of Directors, or a subcommittee thereof, which selects the persons to whom stock options are granted and determines the number of shares, the exercise prices, the vesting terms and the expiration date. Under the terms of the 2001 Plan, no stock options, including non-qualified options, may be granted at exercise prices which are below the grant date fair market value of the common stock. Stock options granted under the 2001 Plan are nontransferable, generally become exercisable over a four-year period and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee’s employment or other relationship with the Company). As of December 31, 2011 there were no shares available for grant under the 2001 Plan. No award was made under the 2001 Plan after March 14, 2011. As of December 31, 2011, there were 1,082,269 options to purchase shares of common stock outstanding under the 2001 Plan.

(e)    2005 Employee Stock Purchase Plan

The Company’s 2005 Employee Stock Purchase Plan (the “2005 Purchase Plan”) authorizes the issuance of up to 2,074,000 shares of common stock, plus 276,248 shares of common stock unpurchased under the Company’s 2002 Purchase Plan after the May 31, 2005 purchase, to participating employees through a series of periodic offerings. The precise length of each offering, and the maximum number of shares available for purchase in each offering, are established by the Company’s Board of Directors in advance of the applicable offering commencement date, and no plan period may have a duration exceeding twelve months. An employee becomes eligible to participate in the Purchase Plan when he or she is regularly employed by the Company or a Designated Subsidiary for at least 20 hours a week and for more than five months in a calendar year on the first day of the applicable offering and an employee has not become ineligible to so participate. The price at which employees can purchase common stock in an offering is 85 percent of the closing price of the common stock on the NASDAQ Global Select Market on the day the offering terminates.

In December of 2007, the Company discontinued the Employee Stock Purchase Plan offering.

(f)    2011 Incentive Plan

On June 8, 2011, the Company’s stockholders approved the Sapient Corporation 2011 Incentive Plan (the “2011 Plan”). The 2011 Plan authorizes the Company to grant options to purchase common stock, to make awards of restricted common stock, and to issue certain other equity-related awards to employees, directors and certain key persons (including consultants and advisors) of the Company. A total of 13,075,979 shares may be issued under the 2011 Plan, consisting of 10,000,000 new shares of common stock and 3,075,979 shares of common stock that were available for issuance under the 1998 Plan immediately prior to the time that the 2011 Plan was adopted. The 2011 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom restricted common stock and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration date. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the common stock. The exercise price of options qualifying as Incentive Stock Options may not be less than the fair market value of the common stock on the grant date. As of December 31, 2011, 12,948,742 shares were available for grant under the 2011 Plan.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents activity relating to stock options under all of the Company’s stock option plans during the year ended December 31, 2011 (in thousands, except prices):

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2010	3,246	$5.89
Options exercised	(1,456)	$6.98
Options forfeited/cancelled	(103)	$9.71

Outstanding as of December 31, 2011	1,687	$4.73

Outstanding, vested and exercisable as of December 31, 2011	1,687	$4.73

Aggregate intrinsic value of outstanding, vested and exercisable	$13,274

The aggregate intrinsic value of stock options exercised in 2011, 2010, and 2009 was $8.1 million, $7.4 million, and $1.6 million, respectively, determined as of the date of exercise. At December 31, 2011, the weighted average remaining contractual term for stock options outstanding, vested and exercisable was less than one year.

As of December 31, 2011, there was no remaining unrecognized compensation expense related to non-vested stock options.

The following table presents activity relating to RSUs during the year ended December 31, 2011 (in thousands, except prices):

	Number of Shares Underlying Restricted Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2010	6,188	$6.23
Restricted units granted	2,488	$11.85
Restricted units vested	(2,210)	$12.85
Restricted units forfeited/cancelled	(603)	$9.16

Unvested as of December 31, 2011	5,863	$5.82

Expected to vest as of December 31, 2011	5,472	$5.82

The weighted average grant date fair value of RSUs granted in 2011, 2010, and 2009 was $11.85, $9.51, and $6.04, respectively. The aggregate intrinsic value of RSUs vested in 2011, 2010 and 2009 was $28.4 million, $28.0 million, and $14.1 million, respectively. The aggregate intrinsic value of non-vested RSUs, net of forfeitures, as of December 31, 2011 was $73.9 million. As of December 31, 2011, there remained $39.4 million of unrecognized compensation expense, net of estimated forfeitures, related to non-vested RSUs and restricted stock that is contingent on employment, which is expected to be recognized as expense over a weighted average period of approximately 2.3 years.

(15)	Retirement Plans

The Company established a 401(k) retirement savings plan for employees in June 1994. Under the provisions of the plan, the Company matches 25 percent of an employee’s contribution, up to a maximum of $1,250 per employee per year. Total Company contributions were $1.6 million in 2011, $1.3 million in 2010 and $1.0 million in 2009.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Stockholders’ Equity

(a)     Preferred Stock

The Company’s Certificate of Incorporation authorizes the Board of Directors to issue up to 5,000,000 shares, $0.01 par value, of preferred stock with terms to be established by the Board at the time of issuance. To date, the Company has not issued any shares of preferred stock.

(b)     Restricted Common Stock

On July 1, 2009, the Company issued 3.3 million shares of restricted common stock to certain Nitro senior executives and key employees as part of the acquisition of Nitro. A portion of these shares was tied to continued employment. The restricted shares tied to employment will vest over a period of four years from the acquisition date. The Company valued these shares based on the Company’s stock price on the acquisition date. The stock-based compensation charge for 2011, 2010, and 2009 related to these restricted shares was $0.1 million, $1.6 million, and $0.8 million, respectively. During the first quarter of 2011, the positions of two former Nitro executives were made redundant, and as a result the Company recorded a non-cash restructuring charge of $4.6 million related to the acceleration of the remaining unrecognized compensation expense for these restricted shares.

(c)     Treasury Stock

The Company uses the cost method to account for its treasury stock transactions. Shares of treasury stock are issued in connection with the Company’s stock option plans, restricted stock plans, employee stock purchase plan, and acquisitions using the average cost basis method. During 2011, 2010 and 2009, the Company did not repurchase any shares of its common stock.

(d)     Net Income Per Share

The following table presents the computation of basic and diluted net income per share for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Net income	$73,618	$43,805	$88,126
Basic net income per share:
Weighted average common shares outstanding	137,788	132,060	127,969

Basic net income per share	$0.53	$0.33	$0.69

Diluted net income per share:
Weighted average common shares outstanding	137,788	132,060	127,969
Weighted average dilutive common share equivalents	4,208	6,669	4,912

Weighted average common shares and dilutive common share equivalents	141,996	138,729	132,881

Diluted net income per share	$0.52	$0.32	$0.66

Anti-dilutive options and share-based awards not included in the calculation	56	1	5

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in weighted average dilutive common share equivalents for 2009 are shares associated with deferred consideration for the DCG acquisition. Included in weighted average dilutive common share equivalents for 2011, 2010, and 2009 are restricted shares associated with the Nitro acquisition. Included in weighted average dilutive common share equivalents for 2011 are shares associated with deferred consideration for the DAD acquisition. These shares are reflected in weighted average dilutive common share equivalents as they were contingent shares during the periods presented.

(17)	Related Party Transactions

In October of 2006, in connection with his resignation as Chief Executive Officer, Jerry A. Greenberg and Sapient entered into a consulting agreement pursuant to which Mr. Greenberg could provide consulting services to the Company in respect of long-term strategic planning, ongoing client relations and general business development. The initial consulting agreement, effective October 16, 2006, had an initial term of one year and could be terminated by either party upon written notice. In November of 2007, the agreement term was extended for a two-year period. In November of 2009 the agreement was amended and restated, extending the terms for an additional two-year period. The agreement would have expired in November 2011, but was terminated by mutual agreement in October 2010 in connection with Mr. Greenberg’s reappointment to the Company’s Board of Directors. The Company incurred no early termination penalties and neither party has any post-termination obligations under the agreement. The amounts earned under this arrangement were $0, $122,500, and $200,000 for 2011, 2010, and 2009, respectively. There were no related party transactions for 2011.

(18)	Segment Reporting

The Company has discrete financial data by operating segments available based on its method of internal reporting, which disaggregates its operations. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance.

Beginning in 2010, the Company realigned its North America and Europe business units and internal reporting systems into three operating segments to better align its services with the Company’s business and operational strategy. The realigned operating segments are: SapientNitro (new), Sapient Global Markets (new) and Sapient Government Services. As such, results by operating segment for 2009 have been recast to reflect the new business unit structure.

The Company typically does not allocate certain marketing and general and administrative expenses, including costs associated with its restructuring events (as described in Note 10 — Restructuring and Other Related Charges), to its operating segments because these activities and costs generally impact areas that support the operating segments and, therefore, are managed separately. The Company allocated $1.2 million and $0.6 million of $2.0 million related to its first quarter 2009 reduction in workforce to the SapientNitro and Sapient Global Markets segments, respectively. Management does not allocate amortization of purchased intangible assets, stock-based compensation expense, acquisition costs and other related charges, or interest and other income to the segments for the review of results by the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM, and therefore, the Company has not disclosed asset information for the operating segments.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the service revenues and income before income taxes attributable to these operating segments for the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Service Revenues:
SapientNitro	$685,659	$514,727	$405,020
Sapient Global Markets	282,798	260,359	198,043
Sapient Government Services	52,383	48,425	35,821

Total service revenues	$1,020,840	$823,511	$638,884

	Year Ended December 31,
	2011	2010	2009
Income Before Income Taxes:
SapientNitro	$226,227	$150,429	$115,461
Sapient Global Markets	86,948	84,974	65,316
Sapient Government Services	13,745	13,749	10,303

Total reportable segments operating income(1)	326,920	249,152	191,080
Less: reconciling items(2)	(216,406)	(181,549)	(147,504)

Total income before income taxes	$110,514	$67,603	$43,576

(1)	Segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Centrally managed functions	$191,811	$161,426	$125,864
Restructuring and other related charges	6,507	414	2,759
Amortization of purchased intangible assets	6,813	5,448	5,146
Stock-based compensation expense	19,256	18,156	14,921
Interest and other income, net	(6,342)	(3,705)	(3,156)
Acquisition expense and other related charges	1,861	111	2,962
Unallocated benefits(a)	(3,500)	(301)	(992)

Total reconciling items	$216,406	$181,549	$147,504

(a)	Reflects stock option restatement-related benefits.

During the fourth quarter of 2011, the Company identified immaterial errors in the classification of certain labor costs within its segment reporting structure. Certain costs were classified either in the SapientNitro segment or as part of centrally managed functions which should have been classified in the Sapient Government Services segment. These errors impacted the segment income before income taxes data and operating income as a percentage of segment revenue data presented in the Company’s Forms 10-Q for the first three quarters of 2011.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The errors did not impact the Company’s consolidated results of operations for any periods. Management has evaluated the quantitative and qualitative impacts of these errors and has concluded that the impacts of these errors were not material to any of the affected periods. The Company has revised its previous segment disclosure as follows (in thousands, except percentages):

	Three Months Ended March 31, 2011		Three Months Ended June 30, 2011		Six Months Ended June 30, 2011		Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	As Reported	Revised	As Reported	Revised	As Reported	Revised	As Reported	Revised	As Reported	Revised
Income Before Income Taxes:
SapientNitro	$46,298	$46,533	$53,320	$53,678	$99,618	$100,211	$60,334	$60,679	$159,952	$160,890
Sapient Government Services	$3,742	$3,465	$3,768	$3,375	$7,510	$6,840	$4,216	$3,830	$11,726	$10,670

Centrally managed functions	$46,001	$45,960	$47,729	$47,693	$93,730	$93,653	$49,829	$49,789	$143,559	$143,442

Operating Income as a Percentage of Service Revenues
SapientNitro	30%	30%	32%	32%	31%	31%	34%	34%	32%	32%
Sapient Government Services	28%	26%	28%	25%	28%	25%	31%	28%	29%	26%

Geographic Data

The following tables present data for the geographic regions in which the Company operates (in thousands):

	Year Ended December 31,
	2011	2010	2009
Service revenues(1):
United States	$625,025	$483,908	$353,092
International	395,815	339,603	285,792

Total service revenues	$1,020,840	$823,511	$638,884

	December 31,
	2011	2010
Long-lived tangible assets(2):
United States	$26,445	$14,792
United Kingdom	6,259	3,936
India	27,390	13,771
Rest of International	4,163	3,072

Total long-lived tangible assets(3)	$64,257	$35,571

(1)	Allocation of service revenues to individual countries is based on the location of the Sapient legal entity that contracts with the customer.

(2)	Allocation of long-lived tangible assets to individual countries is based on the location of the Sapient legal entity that has title to the assets.

(3)	Reflects net book value of the Company's property and equipment.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Prepaid Expenses and Other Current Assets, Accrued Expenses and Other Long-Term Liabilities

The following table presents the components of selected balance sheet items as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Prepaid expenses and other current assets:
Prepaid media	$2,639	$4,721
Prepaid rent	1,376	1,538
Prepaid insurance	892	1,208
Prepaid other	17,827	13,789

Total prepaid expenses and other current assets	$22,734	$21,256

Accrued expenses:
Accrued accounts payable	$21,198	$22,429
Financing obligation for construction asset	12,643	—
Accrued media	1,234	3,991
VAT tax payable	4,198	5,389
Other accrued expenses	19,494	19,635

Total accrued expenses	$58,767	$51,444

Other long-term liabilities:
Unrecognized tax benefits	$13,560	$11,582
Contingent consideration liability associated with acquisition	7,238	—
Other long-term liabilities	13,929	9,983

Total other long-term liabilities	$34,727	$21,565

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)	Quarterly Financial Results (Unaudited)

The following tables present certain unaudited quarterly results of operations of the Company for 2011 and 2010. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(In thousands, except per share amounts)
	(Unaudited)
Revenues:
Service revenues	$241,340	$254,616	$262,730	$262,154
Reimbursable expenses	8,554	10,842	11,152	10,816

Total gross revenues	249,894	265,458	273,882	272,970

Operating expenses:
Project personnel expenses	166,676	176,739	176,639	170,767
Reimbursable expenses	8,554	10,842	11,152	10,816

Total project personnel expenses and reimbursable expenses	175,230	187,581	187,791	181,583
Selling and marketing expenses	10,156	10,316	8,632	9,921
General and administrative expenses	39,105	42,976	44,337	45,223
Restructuring and other related charges (benefits)	5,642	(56)	1,191	(270)
Amortization of purchased intangible assets	1,273	1,288	1,725	2,527
Acquisition costs and other related charges	—	223	1,082	556

Total operating expenses	231,406	242,328	244,758	239,540

Income from operations	18,488	23,130	29,124	33,430
Interest and other income, net	1,459	1,256	2,037	1,590

Income before income taxes	19,947	24,386	31,161	35,020

Provision for income taxes	7,789	9,182	12,059	7,866

Net income	$12,158	$15,204	$19,102	$27,154

Basic net income per share	$0.09	$0.11	$0.14	$0.20

Diluted net income per share	$0.09	$0.11	$0.13	$0.19

Weighted average common shares	136,293	137,608	138,679	139,126
Weighted average dilutive common share equivalents	4,272	4,464	3,929	4,170

Weighted average common shares and dilutive common share equivalents	140,565	142,072	142,608	143,296

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the third quarter of 2011, the Company identified errors totaling $0.8 million in the recording of reimbursable expenses, which overstated income from operations in the second quarter of 2011. The Company recorded an increase to operating expenses of $0.8 million in the third quarter of 2011 to correct the errors. Management has concluded that the impact of these errors was not material to the affected prior period and that the correction of the errors was not material to the three months ended September 30, 2011.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
	(In thousands, except per share amounts)
		(Unaudited)
Revenues:
Service revenues	$183,223	$200,351	$217,057	$222,880
Reimbursable expenses	8,501	10,350	11,525	9,633

Total gross revenues	191,724	210,701	228,582	232,513

Operating expenses:
Project personnel expenses	127,767	139,345	148,003	148,815
Reimbursable expenses	8,501	10,350	11,525	9,633

Total project personnel expenses and reimbursable expenses	136,268	149,695	159,528	158,448
Selling and marketing expenses	8,647	10,225	9,298	10,663
General and administrative expenses	35,943	36,435	38,443	40,056
Restructuring and other related charges (benefits)	286	128	34	(34)
Amortization of purchased intangible assets	1,467	1,359	1,301	1,321
Acquisition costs and other related charges	111	—	—	—

Total operating expenses	182,722	197,842	208,604	210,454

Income from operations	9,002	12,859	19,978	22,059
Interest and other income, net	800	745	942	1,218

Income before income taxes	9,802	13,604	20,920	23,277

Provision for income taxes	3,563	6,000	6,645	7,590

Net income	$6,239	$7,604	$14,275	$15,687

Basic net income per share	$0.05	$0.06	$0.11	$0.12

Diluted net income per share	$0.05	$0.06	$0.10	$0.11

Weighted average common shares	130,054	130,915	132,774	133,582
Weighted average dilutive common share equivalents	6,743	6,996	6,469	6,288

Weighted average common shares and dilutive common share equivalents	136,797	137,911	139,243	139,870

SAPIENT CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2011, 2010 and 2009

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charge (Benefit) to Expense	Recoveries	Write-Offs	Balance at End of Year
	(in thousands)
Year ended December 31, 2009	$395	$266	$—	$(51)	$610
Year ended December 31, 2010	$610	$75	$(302)	$(292)	$91
Year ended December 31, 2011	$91	$36	$(33)	$(8)	$86

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) as of December 31, 2011. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2011 were effective.

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

Under the supervision and with the participation of management, including the CEO and CFO, an evaluation was performed, as of December 31, 2011, of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 50 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No changes to our internal controls occurred during the fourth fiscal quarter of the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth under the headings “Information About Our Directors and Corporate Governance”, “Information About Our Executive Officers”, and “Information About Ownership of Our Common Stock” in our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) and is incorporated herein by reference. The 2012 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11.    Executive Compensation

The information required by this Item is set forth under the headings “Information About Our Directors and Corporate Governance,” “Director Compensation,” “Executive Compensation,” and “Report of the Compensation Committee on Executive Compensation” in our 2012 Proxy Statement and is incorporated herein by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is set forth under the heading “Information About Ownership of Our Common Stock” in our 2012 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes, as of December 31, 2011, the number of securities issued under our equity compensation plans and the number of awards available for future issuance under these plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)(2)
Equity compensation plans approved by stockholders	7,725,343	$5.58	15,042,836
Equity compensation plans not approved by stockholders(3)	58,215	$6.27	—

Total	7,783,558	$5.58	15,042,836

(1)	13,269,236 of the shares listed in column (c) may be issued in the form of stock-based and other incentive awards, pursuant to the terms of our 2011 Stock Incentive Plan, as amended. No shares of restricted stock are currently available for issuance under our other equity compensation plans.

(2)	Column (c) includes 1,773,600 shares that are available for issuance under our 2005 Employee Stock Purchase Plan as of December 31, 2011, should the Company decide to continue the 2005 Employee Stock Purchase Plan.

(3)	Consists of RSU awards approved by the Company's Board of Directors and granted as inducements material to employment following the Company's acquisition of Nitro Ltd. A portion of the RSUs will vest on the third anniversary of the award date and the rest will vest over the next four years on a schedule consistent with the vesting schedule of equity awards that each individual held in Nitro. All unvested RSUs will be forfeited upon termination of employment for any reason. The RSU awards were granted without shareholder approval in reliance upon NASDAQ Marketplace Rule 5635(c)(4).

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the headings “Information About Our Directors and Corporate Governance” and “Certain Relationships and Related Party Transactions” in our 2012 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this Item is set forth under the heading “Statement of Independent Registered Public Accounting Firm Fees and Services” in our 2012 Proxy Statement and is incorporated herein by reference.

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

Schedule II — Valuation and Qualifying Accounts and Reserves is included in this report.

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

Dated: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/S/ ALAN J. HERRICK Alan J. Herrick	President and Chief Executive Officer; Director (Principal Executive Officer)	February 28, 2012

/S/ JOSEPH S. TIBBETTS, JR. Joseph S. Tibbetts, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2012

/S/ JAMES M. BENSON James M. Benson	Director	February 28, 2012

/S/ HERMANN BUERGER Hermann Buerger	Director	February 28, 2012

/S/ DARIUS W. GASKINS, JR. Darius W. Gaskins, Jr.	Chairman of the Board; Director	February 28, 2012

/S/ JERRY A. GREENBERG Jerry A. Greenberg	Director	February 28, 2012

/S/ J. STUART MOORE J. Stuart Moore	Director	February 28, 2012

/S/ ROBERT L. ROSEN Robert L. Rosen	Director	February 28, 2012

/S/ ASHOK SHAH Ashok Shah	Director	February 28, 2012

/S/ VIJAY SINGAL Vijay Singal	Director	February 28, 2012

EXHIBIT INDEX

Exhibit Number		Description

2.1	—	Agreement dated as of August 6, 2008, among Sapient Limited, Sapient Corporation and the persons listed on Schedule I thereto(1)

3.1	—	Second Amended and Restated Certificate of Incorporation(2)

3.2	—	Amended and Restated Bylaws(3)

4.1	—	Specimen Certificate for Shares of Common Stock, $.01 par value, of the Company(4)

10.1†	—	1996 Equity Stock Incentive Plan(4)

10.2†	—	1996 Director Stock Option Plan(4)

10.3†	—	1998 Stock Incentive Plan(5)

10.4†	—	Amendment to 1998 Stock Incentive Plan(6)

10.5†	—	2001 Stock Option Plan(7)

10.6†	—	Sapient Corporation Winning Performance Plan(8)

10.7†	—	2007 Global Performance Bonus Plan(9)

10.8†	—	Joseph S. Tibbetts, Jr. Restricted Stock Units Agreement(9)

10.09†	—	J. Stuart Moore Separation Agreement(10)

10.10†	—	Joseph S. Tibbetts, Jr. Offer Letter(10)

10.11†	—	Alan M. Wexler Severance Agreement(10)

10.12†	—	Alan J. Herrick Employment Agreement(6)

10.13†	—	Amendment to Alan J. Herrick Employment Agreement(12)

10.14†	—	Second Amended and Restated Consulting Agreement with Jerry A. Greenberg(11)

10.15†	—	Change in Control Severance Agreement — Alan J. Herrick(13)

10.16†	—	Change in Control Severance Agreement — Joseph S. Tibbetts, Jr.(13)

10.17†	—	Change in Control Severance Agreement — Alan Wexler(13)

10.18†	—	Change in Control Severance Agreement — Harry B. Register III(13)

10.19†	—	Change in Control Severance Agreement — Preston B. Bradford(13)

10.20†	—	Change in Control Severance Agreement — Dr. Christian Oversohl(13)

10.21†	—	Alan J. Herrick Restricted Stock Units Agreement(14)

10.22†	—	Amendment to 1998 Stock Incentive Plan(14)

10.23†	—	Form of Restricted Stock Units Agreement for Initial Grant to re-elected Board members(14)

10.24†	—	Form of Restricted Stock Units Agreement for Initial Grant to newly appointed Board members(14)

10.25†	—	Employment Agreement between Sapient GmbH and Dr. Christian Oversohl(15)

10.26†*	—	Form of Global Restricted Stock Unit Agreement

10.27†	—	Separation Agreement between Sapient Corporation and Jane E. Owens dated March 4, 2011(16)

10.28†	—	2011 Incentive Plan(17)

Exhibit Number		Description

21.1*	—	List of Subsidiaries

23.1*	—	Consent of PricewaterhouseCoopers LLP

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	—	The following materials from Sapient Corporation on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Exhibits filed or furnished herewith.

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Form 8-K filed August 7, 2008. (File No. 000-28074).

(2)	Incorporated herein by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 000-28074).

(3)	Incorporated herein by reference to the Company’s Form 8-K filed February 10, 2009. (File No. 000-28074).

(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-12671).

(5)	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-28074).

(6)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended September 30, 2007 (File No. 000-28074).

(7)	Incorporated herein by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders (File No. 000-28074).

(8)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended June 30, 2006 (File No. 000-28074).

(9)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended June 30, 2007 (File No. 000-28074).

(10)	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-28074).

(11)	Incorporated herein by reference to the Company’s Form 8-K filed November 12, 2009. (File No. 000-28074).

(12)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 000-28074).

(13)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended March 31, 2010 (File No. 000-28074).

(14)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended June 30, 2010 (File No. 000-28074).

(15)	Incorporated herein by reference to the Company’s Form 8-K filed September 2, 2010 (File No. 000-28074).

(16)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended March 31, 2011 (File No. 000-28074).

(17)	Incorporated herein by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders (File No. 000-28074).