Form 10-Q
period 2012-03-31
SAPIENT CORP
filed 2012-05-08
CIK 1008817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2012
Common Stock, $0.01 par value per share	141,106,365 shares

SAPIENT CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements included in this Quarterly Report on Form 10-Q, including those related to our cash and liquidity resources, our cash expenditures relating to dividend payments and restructuring, the nature of our unbilled revenues, our tax estimates and deferred tax amounts, the outcome of tax audits, the effects of restructuring certain subsidiaries, our accrual of contingent liabilities, the impact of acquisitions and acquisition costs, our compensation expense, the effects of changes in interest rates and currency exchange rate fluctuations, the impact of new accounting pronouncements, anticipated revenue from our services, including traditional IT consulting services, our ability to meet working capital and capital expenditure requirements, the outcome of litigation, our reinvestment of unremitted earnings and our plans to repatriate overseas funds, our expectations regarding fixed-price contracts, and our ability to sell auction rate securities, as well as any statement other than statements of historical facts regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part II, Item 1A, “Risk Factors”, and elsewhere in this Quarterly Report on Form 10-Q. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Quarterly Report on Form 10-Q was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
	(In thousands, except
	per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$196,961	$212,406
Marketable securities, current portion	6,297	7,748
Restricted cash, current portion	372	426
Accounts receivable, less allowance for doubtful accounts of $86 at March 31, 2012 and December 31, 2011	137,626	156,109
Unbilled revenues	89,280	61,712
Deferred tax assets, current portion	20,209	19,966
Prepaid expenses and other current assets	21,538	22,734

Total current assets	472,283	481,101
Marketable securities, net of current portion	1,290	1,290
Restricted cash, net of current portion	3,775	3,779
Property and equipment, net	72,644	64,257
Purchased intangible assets, net	35,141	36,822
Goodwill	109,786	107,971
Deferred tax assets, net of current portion	9,375	9,227
Other assets	8,528	8,591

Total assets	$712,822	$713,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,739	$25,389
Accrued expenses	41,144	58,767
Accrued compensation	56,896	77,721
Accrued restructuring costs, current portion	150	324
Income taxes payable	8,102	2,913
Deferred revenues	21,023	25,599

Total current liabilities	150,054	190,713
Accrued restructuring costs, net of current portion	374	407
Other long-term liabilities	59,305	42,514

Total liabilities	209,733	233,634

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and no shares issued or outstanding at March 31, 2012 or December 31, 2011, respectively	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 140,509,161 and 140,238,302 shares issued, and 140,393,845 and 140,122,986 shares outstanding at March 31, 2012 and December 31, 2011, respectively	1,405	1,402
Additional paid-in capital	541,403	536,836
Treasury stock, at cost, 115,316 shares at March 31, 2012 and December 31, 2011	(762)	(762)
Accumulated other comprehensive loss	(22,381)	(32,014)
Accumulated deficit	(16,576)	(26,058)

Total stockholders’ equity	503,089	479,404

Total liabilities and stockholders’ equity	$712,822	$713,038

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Service revenues	$260,622	$241,340
Reimbursable expenses	8,783	8,554

Total gross revenues	269,405	249,894

Operating expenses:
Project personnel expenses	183,371	166,676
Reimbursable expenses	8,783	8,554

Total project personnel expenses and reimbursable expenses	192,154	175,230
Selling and marketing expenses	10,695	10,156
General and administrative expenses	46,772	39,105
Restructuring and other related (benefits) charges	(76)	5,642
Amortization of purchased intangible assets	2,622	1,273
Acquisition costs and other related charges	1,125	—

Total operating expenses	253,292	231,406

Income from operations	16,113	18,488
Interest and other income, net	1,822	1,459

Income before income taxes	17,935	19,947
Provision for income taxes	8,453	7,789

Net income	$9,482	$12,158

Basic net income per share	$0.07	$0.09

Diluted net income per share	$0.07	$0.09

Weighted average common shares	139,458	136,293
Weighted average dilutive common share equivalents	4,458	4,272

Weighted average common shares and dilutive common share equivalents	143,916	140,565

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
	(In thousands)
Net income	$9,482	$12,158

Other comprehensive income:
Foreign currency translation adjustments	9,617	4,402
Net unrealized gain (loss) on available-for-sale investments, net of tax	11	(2)

Other comprehensive income	9,628	4,400

Comprehensive income	$19,110	$16,558

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$9,482	$12,158
Adjustments to reconcile net income to net cash used in operating activities:
Loss recognized on disposition of fixed assets	47	1
Unrealized loss on financial instruments	107	120
Depreciation expense	5,464	4,207
Amortization of purchased intangible assets	2,622	1,273
Deferred income taxes	15	1,984
Stock-based compensation expense	5,148	3,876
Non-cash restructuring charges	—	4,612
Changes in operating assets and liabilities:
Accounts receivable	19,911	(1,512)
Unbilled revenues	(27,152)	(29,784)
Prepaid expenses and other current assets	1,400	(2,933)
Other assets	419	(604)
Accounts payable	(4,205)	1,463
Accrued expenses	(909)	5,573
Accrued compensation	(23,177)	(18,101)
Accrued restructuring costs	(208)	(854)
Deferred revenues	(4,731)	(2,051)
Other long-term liabilities	2,245	1,598

Net cash used in operating activities	(13,522)	(18,974)

Cash flows from investing activities:
Purchases of property and equipment and cost of internally developed software	(10,450)	(8,065)
Sales and maturities of marketable securities classified as available-for-sale	1,900	2,197
Purchases of marketable securities classified as available-for-sale	(86)	(2,298)
Cash received (paid) on financial instruments, net	56	(37)
Change in restricted cash	112	926

Net cash used in investing activities	(8,468)	(7,277)

Cash flows from financing activities:
Principal payments under capital lease obligations	(20)	(21)
Proceeds from credit facilities	—	1,768
Repayment of amounts borrowed under credit facilities	—	(4,862)
Proceeds from stock option plans	457	4,236

Net cash provided by financing activities	437	1,121

Effect of exchange rate changes on cash and cash equivalents	6,108	2,068

Decrease in cash and cash equivalents	(15,445)	(23,062)
Cash and cash equivalents at beginning of period	212,406	219,448

Cash and cash equivalents at end of period	$196,961	$196,386

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Certain items for the three months ended March 31, 2011 have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Sapient,” “the Company,” “we,” “us” or “our” refer to Sapient Corporation and its consolidated subsidiaries.

(2) Acquisitions

2011 Acquisitions

D&D Holdings Limited

On September 6, 2011, the Company acquired D&D Holdings Ltd. (“DAD”), a London-based advertising agency operating in the United Kingdom and continental Europe. The Company acquired DAD in order to strengthen its capabilities in marketing campaign production and direct response measurement. DAD’s results of operations are reflected in the Company’s consolidated and condensed statements of operations from the acquisition date, and the acquisition added approximately 200 people. The DAD transaction was accounted for using the acquisition method.

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

The former shareholders of DAD are also eligible to receive additional consideration of up to $21.6 million, which is contingent on the achievement of certain financial conditions within the period from July 1, 2011 to June 30, 2014. If such conditions are achieved, the consideration is payable under certain circumstances in cash, common stock or a combination of both. Using a discounted cash flow method, the Company recorded an estimated contingent consideration liability of $15.7 million as of the acquisition date, $15.4 million as of December 31, 2011, and $16.8 million as of March 31, 2012. During the three months ended March 31, 2012, one of the financial conditions was achieved and as a result, $4.8 million of the escrow will be released to the former shareholders of DAD subsequent to March 31, 2012. The Company will continue to assess the probability that the remaining conditions will be achieved, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. During the three months ended March 31, 2012, the Company recorded expense of $0.8 million relating to the remeasurement of the fair value of the contingent liability. This charge is included in “Acquisition costs and other related charges” in the Company’s consolidated and condensed statement of operations for the three months ended March 31, 2012. The contingent consideration liability is denominated in a foreign currency and, therefore, its value as reported in U.S. dollars on the Company’s consolidated and condensed balance sheet may also change from period to period due to currency exchange rate fluctuations.

The Company also issued to certain employees of DAD rights to receive a combination of cash and common stock that are contingent on the continued employment of the recipients. These awards, which have an estimated value of $3.9 million, are being accounted for as compensation expense over the associated vesting period of three years.

The unaudited pro forma information presented in the following table summarizes the Company’s consolidated results of operations for the period presented, as if the acquisition of DAD had occurred on January 1, 2010 (in thousands, except per share amounts). The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2010.

Pro Forma, Unaudited
Three Months Ended
March 31, 2011
Service revenues	$248,041
Net income	$10,576
Basic net income per share	$0.08
Diluted net income per share	$0.07

CLANMO GmbH

On July 13, 2011, the Company acquired CLANMO GmbH (“Clanmo”), a full-service mobile interactive agency based in Cologne, Germany. Clanmo focuses on strategy, communications, design, and technological implementation. The Company acquired Clanmo in order to strengthen its mobile interactive capabilities in the European market. Clanmo’s results of operations are reflected in the Company’s consolidated and condensed statements of operations from the acquisition date, and the acquisition added approximately 50 people. The Clanmo transaction was accounted for using the acquisition method.

The acquisition date fair value, net of cash acquired, was $5.4 million for the purchase of 100% of Clanmo’s outstanding shares, and was paid entirely in cash. Of the total purchase price, $0.6 million was placed into escrow, and shall serve as security for any claims made by the Company under the terms of an escrow agreement between the Company and the former owners of Clanmo.

The acquisition of Clanmo did not include any contingent consideration.

Pro forma results of operations have not been presented, as the acquisition of Clanmo was not material to the Company’s results of operations for any periods presented.

2009 Acquisition

Nitro Group Limited

On July 1, 2009, the Company acquired Nitro Group Ltd. (“Nitro”), a global advertising network. Nitro operated across North America, Europe, Australia and Asia. The acquisition added approximately 300 people. The Company acquired Nitro to leverage Nitro’s traditional advertising services with the Company’s digital commerce and marketing technology services. Nitro’s results of operations are reflected in the Company’s consolidated and condensed statements of operations as of July 1, 2009. The Nitro transaction was accounted for using the acquisition method.

The purchase price, net of cash acquired, was $31.0 million for the acquisition of 100% of Nitro’s outstanding shares. The $31.0 million consisted of $11.1 million in cash, net of cash acquired, deferred consideration with an estimated fair value of $8.1 million and the issuance of 3.3 million shares of restricted common stock valued at $11.8 million. The value of common stock was determined as $6.27 per share, the value of the Company’s common stock on the acquisition date, less $8.7 million. The $8.7 million reduction in purchase price reflects the impact of selling restrictions on the shares of $7.1 million, and a $1.6 million reduction for the value of shares transferred as consideration that were also tied to the seller’s continued employment. The $1.6 million had been accounted for as compensation expense over the associated vesting period, which was originally scheduled to end in June 2013. However, during the first quarter of 2011, the seller’s employment with the Company was terminated. Under the terms of the original agreement, the seller was entitled to retain the entire $1.6 million value upon termination by the Company and therefore the unrecognized compensation expense was accelerated, resulting in a $1.0 million charge to earnings during the first quarter of 2011. This charge is included in “Restructuring and other related (benefits) charges” in the Company’s consolidated and condensed statement of operations for the three months ended March 31, 2011.

The Company acquired a deferred consideration obligation of $8.1 million in connection with the acquisition of Nitro. The obligation was denominated in a foreign currency. Pursuant to the purchase agreement, the seller agreed to indemnify the Company for payments in excess of $8.0 million. The Company paid $4.6 million in 2009 and $3.2 million in 2010 to settle this obligation. As of March 31, 2012, the Company had a deferred consideration obligation of $0.7 million, offset by an indemnification asset of $0.5 million.

(3) Marketable Securities and Fair Value Disclosures

Marketable Securities

As of March 31, 2012 and December 31, 2011, the estimated fair value of the Company’s marketable securities classified as available-for-sale securities was $7.6 million and $9.0 million, respectively. The Company did not hold any marketable securities classified as trading securities as of March 31, 2012 or December 31, 2011.

The following tables present details of the Company’s marketable securities as of March 31, 2012 and December 31, 2011 (in thousands):

	Available-for-Sale Securities as of March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Long-term:
Auction rate securities	$1,400	$—	$(110)	$1,290
Short-term:
Mutual funds	6,281	16	—	6,297

Total	$7,681	$16	$(110)	$7,587

	Available-for-Sale Securities as of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Long-term:
Auction rate securities	$1,400	$—	$(110)	$1,290
Short-term:
Mutual funds	7,748	—	—	7,748

Total	$9,148	$—	$(110)	$9,038

As of March 31, 2012, all of the Company’s available-for-sale auction rate securities (“ARS”) had been in an unrealized loss position for more than twelve months.

Using a discounted cash flow analysis, the Company determined that the fair value of its ARS classified as available-for-sale securities was $110,000 less than their amortized cost as of March 31, 2012, and as of December 31, 2011. The gross unrealized losses on ARS of $110,000 as of March 31, 2012 and December 31, 2011 are included in “Accumulated other comprehensive loss” on the Company’s consolidated and condensed balance sheets. The Company does not intend to sell its ARS classified as available-for-sale until a successful auction occurs and these ARS investments are liquidated at amortized cost, nor does the Company expect to be required to sell these ARS before a successful auction occurs.

Actual maturities of the Company’s marketable securities may differ from contractual maturities because some borrowers have the right to call or prepay the obligations. Gross gains and losses realized on sales of securities are calculated using the specific identification method, and no such gains or losses were recorded during the three months ended March 31, 2012 or 2011.

Fair Value Disclosures

The Company records certain assets and liabilities at fair value. The following tables present the Company’s fair value hierarchy for its assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at March 31, 2012 Using
	Level 1	Level 2	Level 3	Total
Financial assets:
Auction rate securities	$—	$—	$1,290	$1,290
Bank time deposits	—	46,261	—	46,261
Foreign exchange option contracts, net	—	1	—	1
Money market fund deposits	5,440	—	—	5,440
Mutual funds	6,297	—	—	6,297
Indemnification assets acquired	—	—	527	527

Total	$11,737	$46,262	$1,817	$59,816

	Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts, net	$—	$115	$—	$115
Contingent consideration liability associated with acquisition	—	—	16,770	16,770
Other long-term liabilities acquired	—	—	728	728

Total	$—	$115	$17,498	$17,613

	Fair Value Measurements at December 31, 2011 Using
	Level 1	Level 2	Level 3	Total
Financial assets:
Auction rate securities	$—	$—	$1,290	$1,290
Bank time deposits	—	76,292	—	76,292
Foreign exchange option contracts, net	—	3	—	3
Money market fund deposits	4,489	—	—	4,489
Mutual funds	7,748	—	—	7,748
Indemnification assets acquired	—	—	527	527

Total	$12,237	$76,295	$1,817	$90,349

	Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts, net	$—	$271	$—	$271
Contingent consideration liability associated with acquisition	—	—	15,390	15,390
Other long-term liabilities acquired	—	—	711	711

Total	$—	$271	$16,101	$16,372

The Company did not have any transfers of assets or liabilities between Level 1 and Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2012.

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

Level 3 assets include ARS investments structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can continue to hold the investments at par or sell the securities at auction provided there are willing buyers to make the auction successful. The ARS investments the Company holds are collateralized by student loans and municipal debt and have experienced failed auctions. Level 3 assets and liabilities also include the following financial assets and liabilities, assumed as a result of acquisitions: (i) indemnification assets; (ii) contingent consideration; and (iii) other long-term liabilities.

The following table presents a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis for the three months ended March 31, 2012 (in thousands):

	Level 3 Inputs
	Assets	Liabilities
Balance at December 31, 2011	$1,817	$16,101
Change in fair value of contingent consideration liability, included in acquisition costs and other related charges	—	840
Change in fair value of contingent consideration liability, included in foreign currency translation adjustments	—	540
Change in fair value of other long-term liability acquired, included in general and administrative expenses	—	17

Balance at March 31, 2012	$1,817	$17,498

(4) Stock-Based Compensation

The Company recorded $5.1 million and $3.9 million of stock-based compensation expense for the three months ended

March 31, 2012 and 2011, respectively. Project personnel expenses, selling and marketing expenses and general and administrative expenses appearing in the consolidated and condensed statements of operations include the following stock-based compensation amounts (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Project personnel expenses	$3,484	$2,488
Selling and marketing expenses	287	267
General and administrative expenses	1,377	1,121

Total stock-based compensation expense	$5,148	$3,876

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

For only those awards that are expected to vest, the Company recognizes stock-based compensation expense, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award when the only condition to vesting is continued employment. If vesting is subject to a market or performance condition, vesting is based on the derived service period. The Company estimates its forfeiture rate based on its historical experience.

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

During the second quarter of 2010, the Company granted RSUs with service and performance conditions to its Chief Executive Officer (“CEO”). Up to 100,000 units will vest on March 1, 2013 if the performance conditions are met for the three-year period ending December 31, 2012. In addition, the CEO will receive up to 50,000 RSUs that will vest based on the achievement of strategic objectives to be determined by the Company’s Board of Directors by March 1, 2013.

During the second quarter of 2011, the Company granted an aggregate maximum of 294,000 RSUs with service and performance conditions to six members of its leadership team. The performance conditions relate to Company performance for fiscal years 2011, 2012, and 2013 (98,000 units for each year). Any units which become eligible for vesting as a result of achievement of the performance conditions will vest only if the recipient also fulfills the service condition, which requires continuous employment with the Company through April 1, 2014. The performance conditions for the year ended December 31, 2011 were partially achieved; as a result, the recipients became eligible to vest in a total of 87,268 units, provided they fulfill the service condition.

The following table presents activity relating to stock options under all of the Company’s stock option plans during the three months ended March 31, 2012 (in thousands, except prices):

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2011	1,687	$4.73
Options exercised	(138)	$2.77
Options forfeited/cancelled	(1)	$5.40

Outstanding as of March 31, 2012	1,548	$4.91

Outstanding, vested and exercisable as of March 31, 2012	1,548	$4.91

Aggregate intrinsic value of outstanding, vested and exercisable	$11,674

The aggregate intrinsic value of stock options exercised in the three months ended March 31, 2012 and 2011 was $1.4 million and $0.8 million, respectively, determined at the date of exercise. As of March 31, 2012, the weighted average remaining contractual term for stock options outstanding, vested, and exercisable was 1.8 years. As of March 31, 2012, there was no remaining unrecognized compensation expense related to non-vested stock options.

The following table presents activity relating to RSUs during the three months ended March 31, 2012 (in thousands, except prices):

	Number of Shares Underlying Restricted Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2011	5,863	$5.82
Restricted units granted	101	$12.73
Restricted units vested	(171)	$12.76
Restricted units forfeited/cancelled	(142)	$9.85

Unvested as of March 31, 2012	5,651	$5.63

Expected to vest as of March 31, 2012	5,329	$5.63

The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2012 and 2011 was $12.73 and $12.00 per RSU, respectively. The aggregate intrinsic value of RSUs vested during the three months ended March 31, 2012 and 2011 was $2.2 million and $3.3 million, respectively. As of March 31, 2012, the aggregate intrinsic value of non-vested RSUs, net of estimated forfeitures, was $70.3 million. As of March 31, 2012, unrecognized compensation expense related to non-vested RSUs was $36.5 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.1 years.

(5) Net Income Per Share

The following table presents the computation of basic and diluted net income per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
Net income	$9,482	$12,158
Basic net income per share:
Weighted average common shares outstanding	139,458	136,293

Basic net income per share	$0.07	$0.09

Diluted net income per share:
Weighted average common shares outstanding	139,458	136,293
Weighted average dilutive common share equivalents	4,458	4,272

Weighted average common shares and dilutive common share equivalents	143,916	140,565

Diluted net income per share	$0.07	$0.09

Anti-dilutive options and share-based awards not included in the calculation	—	9

Included in weighted average dilutive common share equivalents for the three months ended March 31, 2012 and 2011 are restricted shares associated with the Nitro acquisition. Included in weighted average dilutive common share equivalents for the three months ended March 31, 2012 are shares associated with deferred consideration for the DAD acquisition. These shares are reflected in weighted average dilutive common share equivalents as they were contingent shares during the respective periods presented.

(6) Commitments and Contingencies

The Company is subject to certain legal proceedings and claims incidental to the operation of its business. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully adjudicated. The Company currently does not anticipate that these matters, if resolved against the Company, will have a material adverse impact on its financial results.

The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims totaling $0.3 million, for which the likelihood of a loss is considered more than remote, and various administrative audits, each of which has arisen in the ordinary course of business. The Company has recorded an accrual as of March 31, 2012 of $0.3 million related to certain of these items for which the likelihood of a loss is considered probable. Although the Company intends to defend these matters vigorously, the ultimate outcome of these matters is uncertain. However, the Company does not expect the potential losses, if any, to have a material adverse impact on its operating results.

(7) Restructuring and Other Related Charges

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

For the three months ended March 31, 2012, the Company recorded a restructuring benefit associated with the 2011 restructuring events of $16,000, relating to changes in the estimated facility costs to be incurred.

2010 — Restructuring Event

During the three months ended March 31, 2010, the Company consolidated its United Kingdom operations into one office space. As such, the Company exited one leased office space and recorded a restructuring charge of $0.9 million, consisting of contractual rental commitments and related costs, offset by estimated sub-lease income. The term of this lease ended in March 2011. For the three months ended March 31, 2012, the Company recorded a net restructuring benefit associated with the 2010 restructuring event of $0.1 million, relating to changes in the estimated costs to be incurred.

The following table presents activity during the three months ended March 31, 2012 related to all restructuring events (in thousands):

	2010 Restructuring Event	2011 Restructuring Events
	Facilities	Facilities	Totals
Balance at December 31, 2011	$60	$671	$731
2012 benefits	(60)	(16)	(76)
Cash utilized	—	(131)	(131)

Balance at March 31, 2012	$—	$524	$524

The total remaining accrued restructuring balance of $0.5 million as of March 31, 2012 is expected to be paid in full by March 31, 2016.

(8) Income Taxes

For the three months ended March 31, 2012 and 2011, the Company recorded income tax provisions of $8.5 million and $7.8 million, respectively. Income tax is related to federal, state, and foreign tax obligations. The increase in tax expense was primarily related to a change in the mix of jurisdictional profits, and the discrete items relating to each quarter.

For the three months ended March 31, 2012, the Company’s effective tax rate varied from the statutory tax rate primarily due to state income taxes, the tax rate differential attributable to income earned by the Company’s foreign subsidiaries and the related mix of jurisdictional profits, and changes in uncertain tax positions.

The Company enjoys the benefits of income tax holidays in certain jurisdictions in which it operates. Tax holidays for certain of the Company’s India locations expired on March 31, 2011. In 2009, the Company established a new India unit in a Special Economic Zone (“SEZ”) which is entitled to a five year, 100% tax holiday. Immediately following the expiration of the 100% tax holiday, the SEZ unit is entitled to a five year, 50% tax holiday. In 2011, the Company established three new India SEZ units, which are eligible for similar benefits.

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2012, a valuation allowance is maintained against deferred tax assets associated with certain state tax net operating loss carryforwards. The Company also maintains a valuation allowance against certain foreign deferred tax assets, primarily in Switzerland, but believes that deferred tax assets in its other foreign subsidiaries are more likely than not to be realized, and therefore, no valuation allowance has been recorded against these assets.

The Company had gross unrecognized tax benefits, including interest and penalties, of approximately $15.7 million as of March 31, 2012 and $15.2 million as of December 31, 2011. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2012 and December 31, 2011, accrued interest and penalties were $1.5 million and $1.4 million, respectively.

The Company conducts business globally, and as a result, its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Germany, India, Switzerland, the United Kingdom and the United States. The Company’s U.S. federal tax filings are open for examination for tax years 2008 through the present. The statutes of limitations in the Company’s other tax jurisdictions remain open for various periods between 2004 and the present. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in a future period.

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

(9) Accumulated Other Comprehensive Loss

The following table presents changes in the components of accumulated other comprehensive loss for the three months ended March 31, 2012 (in thousands):

	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available-for-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(31,926)	$(88)	$(32,014)
Current period other comprehensive income	9,617	16	9,633

Balance at March 31, 2012	$(22,309)	$(72)	$(22,381)

(10) Segment Information

The Company has discrete financial data by operating segments available based on its method of internal reporting, which disaggregates its operations. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance.

The Company typically does not allocate certain marketing and general and administrative expenses to its operating segments because these activities and costs generally impact areas that support the operating segments and, therefore, are managed separately. Management does not allocate restructuring and other related (benefits) charges, amortization of purchased intangible assets, stock-based compensation expense, acquisition costs and other related charges, or interest and other income, net to the segments for the review of results by the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM, and therefore, the Company has not disclosed asset information for the operating segments.

The following tables present the service revenues and income before income taxes attributable to these operating segments for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Service Revenues:
SapientNitro	$181,235	$154,320
Sapient Global Markets	66,317	73,565
Sapient Government Services	13,070	13,455

Total service revenues	$260,622	$241,340

Income Before Income Taxes:
SapientNitro	$53,804	$46,533
Sapient Global Markets	18,441	21,740
Sapient Government Services	3,315	3,466

Total reportable segments operating income (1)	75,560	71,739
Less: reconciling items (2)	(57,625)	(51,792)

Total income before income taxes	$17,935	$19,947

(1)	Segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.
(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Centrally managed functions	$50,628	$45,960
Restructuring and other related (benefits) charges	(76)	5,642
Amortization of purchased intangible assets	2,622	1,273
Stock-based compensation expense	5,148	3,876
Acquisition costs and other related charges	1,125	—
Interest and other income, net	(1,822)	(1,459)
Unallocated benefits (a)	—	(3,500)

Total reconciling items	$57,625	$51,792

(a)	Reflects stock option restatement-related benefits.

During the fourth quarter of 2011, the Company identified immaterial errors in the classification of certain labor costs within its segment reporting structure. Certain costs were classified either in the SapientNitro segment or as part of centrally managed functions which should have been classified in the Sapient Government Services segment. These errors impacted the segment income before income taxes data and operating income as a percentage of segment revenue data presented in the Company’s Forms 10-Q for the first three quarters of 2011. The errors did not impact the Company’s consolidated results of operations for any periods. Management has evaluated the quantitative and qualitative impacts of these errors and has concluded that the impacts of these errors were not material to any of the affected periods. The Company has revised its previous segment disclosure for the three months ended March 31, 2011 as follows (in thousands, except percentages):

	Three Months Ended March 31, 2011
	As Reported	Revised
Income Before Income Taxes:
SapientNitro	$46,298	$46,533
Sapient Government Services	$3,742	$3,466

Centrally managed functions	$46,001	$45,960

Operating Income as a Percentage of Service Revenues:
SapientNitro	30%	30%
Sapient Government Services	28%	26%

(11) Geographic Data

The following tables present data for the geographic regions in which the Company operates (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Service revenues (1):
United States	$162,732	$144,560
International	97,890	96,780

Total service revenues	$260,622	$241,340

	March 31,	December 31,
	2012	2011
Long-lived tangible assets (2):
United States	$26,891	$26,445
United Kingdom	6,075	6,259
India	34,007	27,390
Rest of International	5,671	4,163

Total long-lived tangible assets (3)	$72,644	$64,257

(1)	Allocation of service revenues to individual countries is based on the location of the Sapient legal entity that contracts with the customer.
(2)	Allocation of long-lived tangible assets to individual countries is based on the location of the Sapient legal entity that has title to the assets.
(3)	Reflects net book value of the Company’s property and equipment.

(12) Goodwill and Purchased Intangible Assets

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the three months ended March 31, 2012 (in thousands):

	SapientNitro	Sapient Global Markets	Total
Goodwill as of December 31, 2011	$78,725	$29,246	$107,971
Foreign currency exchange rate effect	1,272	543	1,815

Goodwill as of March 31, 2012	$79,997	$29,789	$109,786

The following table summarizes purchased intangible assets as of March 31, 2012 and December 31, 2011 (in thousands; the gross carrying amounts and accumulated amortization balances for purchased intangible assets denominated in foreign currencies are reflected at the respective balance sheet date exchange rate):

	March 31, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer lists and customer relationships	$43,533	$(18,595)	$24,938	$42,621	$(16,701)	$25,920
Non-compete agreements	10,213	(5,350)	4,863	10,060	(4,673)	5,387
Intellectual property	4,424	(341)	4,083	4,279	(188)	4,091
Tradenames	3,633	(2,376)	1,257	3,573	(2,149)	1,424

Total purchased intangible assets	$61,803	$(26,662)	$35,141	$60,533	$(23,711)	$36,822

Amortization expense related to purchased intangible assets was $2.6 million and $1.3 million for the three months ended March 31, 2012 and 2011, respectively.

(13) Foreign Currency Exposures and Derivative Instruments

Foreign Currency Transaction Exposure:

Foreign currency transaction exposure is derived primarily from intercompany transactions of a short-term nature and transactions with clients or vendors in currencies other than the functional currency of the legal entity in which the transaction is recorded. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency at each reporting period using period-end exchange rates and any resulting gain or loss as a result of currency fluctuations is recorded in general and administrative expenses in the Company’s consolidated and condensed statements of operations. Foreign currency transaction gains of $0.2 million and $0.4 million were recorded for the three months ended March 31, 2012 and 2011, respectively.

Foreign Currency Translation Exposure:

Foreign currency translation exposure is derived from the translation of the financial statements of the Company’s subsidiaries for which the functional currency is not the U.S. dollar into U.S. dollars for consolidated reporting purposes. These subsidiaries’ balance sheets are translated into U.S. dollars using period-end exchange rates and their income statements are translated into U.S. dollars using individual transactional exchange rates or average monthly exchange rates. Any difference between the period-end exchange rates and the transactional or average monthly rates is recorded in accumulated other comprehensive loss in the Company’s consolidated and condensed balance sheets.

Approximately 16% of the Company’s operating expenses for the three months ended March 31, 2012 was incurred by foreign subsidiaries whose functional currency is the Indian rupee. Because the Company has minimal associated revenues in Indian rupees, any significant movement in the exchange rate between the U.S. dollar and the rupee has a significant impact on its operating expenses and operating profit. Approximately 10%, 2% and 5% of service revenues for the three months ended March 31, 2012 were generated by foreign subsidiaries whose functional currencies are the British pound sterling, euro and Canadian dollar, respectively. Any significant movements in the exchange rates between the U.S. dollar and the British pound sterling, the U.S. dollar and the euro, and the U.S. dollar and the Canadian dollar have a significant impact on the Company’s service revenues and operating income. The Company manages these exposures through a risk management program which is designed to mitigate its exposure to operating expenses incurred by foreign subsidiaries whose functional currency is the Indian rupee and operating margins in foreign subsidiaries whose functional currencies are the British pound sterling, the euro and the Canadian dollar. This program includes the use of derivative financial instruments which are not designated as accounting hedges. The Company uses foreign exchange option contracts to mitigate its foreign currency exposure to movements of the Indian rupee, British pound sterling, euro, and Canadian dollar relative to the U.S. dollar. Currently, the Company enters into 30-day average rate instruments covering a rolling 90-day period, with the following notional amounts as of March 31, 2012:

•	700 million Indian rupees (approximately $13.5 million)

•	4.0 million British pounds sterling (approximately $6.4 million)

•	0.2 million euros (approximately $0.3 million)

•	5.0 million Canadian dollars (approximately $5.0 million)

Because these instruments are option collars that are settled on a net basis with the counterparty banks, the Company has not recorded the gross underlying notional amounts in its consolidated and condensed balance sheets as of March 31, 2012 or December 31, 2011. Open option positions as of March 31, 2012 will settle in the three month period ending June 30, 2012.

The following table presents the fair values of the derivative assets and liabilities recorded on the Company’s consolidated and condensed balance sheets as of March 31, 2012 and December 31, 2011 (in thousands):

	Derivative Assets		Derivative Liabilities
	(Reported in Prepaid Expenses and Other Current Assets)		(Reported in Accrued Expenses)
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Foreign exchange option contracts not designated	$1	$3	$115	$271

Realized and unrealized gains and losses on the Company’s foreign exchange option contracts are included in general and administrative expenses in the consolidated and condensed statements of operations. The following table presents the effect of net realized and unrealized gains and losses relating to the Company’s foreign exchange option contracts on its results of operations for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Gain (loss) on foreign exchange option contracts not designated	$211	$(268)

(14) Dividend Payments

On August 4, 2011, the Company declared a special dividend of $0.35 per common share for all stockholders as of the record date, August 15, 2011, which was paid on August 29, 2011. The dividend was a return of excess capital to stockholders. The total cash amount paid for this special dividend was $48.9 million.

(15) Recent Accounting Pronouncements

There are no pending accounting pronouncements which are expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

SAPIENT CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We help clients transform in the areas of business, marketing, and technology and succeed in an increasingly complex marketplace. We market our services through three primary business units — SapientNitro, Sapient Global Markets, and Sapient Government Services — positioned at the intersection of marketing, business and technology. SapientNitro, one of the world’s largest independent digitally-led, integrated marketing services firms, provides multi-channel marketing and commerce services that span brand and marketing strategy, digital/broadcast/print advertising creative, web design and development, e-commerce, media planning and buying, and emerging platforms, such as social media and mobile. Through SapientNitro we offer a complete, multi-channel marketing and commerce solution that strengthens relationships between our clients’ customers and their brands. For simplicity of operations, SapientNitro also includes our traditional IT consulting services, which are currently, and are expected to remain, less than 10% of our total revenues. Sapient Global Markets provides business and IT strategy, process and system design, program management, custom development and package implementation, systems integration and outsourced services to financial services and energy services market leaders. A core focus area within Sapient Global Markets is trading and risk management, to which we bring more than 15 years of experience and a globally integrated service in derivatives processing. Sapient Government Services provides consulting, technology, and marketing services to U.S. governmental agencies and non-governmental organizations (“NGOs”). Focused on driving long-term change and transforming the citizen experience, we use technology to help our clients become more accessible, transparent and effective.

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

Summary of Results of Operations

The following table presents a summary of our results of operations for the three months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended March 31,		Increase / (Decrease)
	2012	2011	Dollars	Percentage
Service revenues	$260,622	$241,340	$19,282	8%
Income from operations	$16,113	$18,488	$(2,375)	(13)%
Net income	$9,482	$12,158	$(2,676)	(22)%

The increase in service revenues for the three months ended March 31, 2012 was due to increases in demand for our services in 2012 compared to 2011, and to a lesser extent, revenues generated from the two acquisitions completed during the three months ended September 30, 2011. The decreases in income from operations and net income were due to increases in project personnel and general and administrative expenses, which increased as a percentage of service revenues in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Non-GAAP Financial Measures

In our quarterly earnings press releases and conference calls, we discuss two key measures that are not calculated according to generally accepted accounting principles (“GAAP”). The first non-GAAP measure is operating income, as reported on our consolidated and condensed statements of operations, excluding certain expenses and benefits, which we refer to as “non-GAAP income from operations”. The second measure calculates non-GAAP income from operations as a percentage of reported services revenues, which we refer to as “non-GAAP operating margin”. Management believes that these non-GAAP measures help illustrate underlying trends in our business. We use these measures to establish budgets and operational goals (communicated internally and externally), manage our business, and evaluate our performance. We exclude certain expenses and benefits from non-GAAP income from operations that we believe are not reflective of these underlying business trends and are not useful measures in determining our operational performance and overall business strategy. Because our reported non-GAAP financial measures are not calculated according to GAAP, these measures may not necessarily be comparable to GAAP or similarly described non-GAAP measures reported by other companies within our industry. Consequently, our non-GAAP financial measures should not be evaluated in isolation or supplant comparable GAAP measures, but, rather, should be considered together with our consolidated and condensed financial statements, which are prepared according to GAAP. The following table reconciles income from operations as reported on our consolidated and condensed statements of operations to non-GAAP income from operations and GAAP operating margin to non-GAAP operating margin for the three months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended
	March 31,
	2012	2011
Service revenues	$260,622	$241,340

GAAP income from operations	$16,113	$18,488
Stock-based compensation expense	5,148	3,876
Restructuring and other related (benefits) charges	(76)	5,642
Amortization of purchased intangible assets	2,622	1,273
Acquisition costs and other related charges	1,125	—
Stock-based compensation review and restatement benefit	—	(3,500)

Non-GAAP income from operations	$24,932	$25,779

GAAP operating margin	6.2%	7.7%
Effect of adjustments detailed above	3.4%	3.0%

Non-GAAP operating margin	9.6%	10.7%

Non-GAAP income from operations decreased in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, due to the decrease in reported GAAP income from operations, offset by the impact of the non-GAAP adjustments. During the first quarter of 2011, we received insurance recovery proceeds of $3.5 million as reimbursement for expenses incurred in 2006 and 2007 relating to the stock option review and restatement. When the expenses were originally incurred, they were excluded from our non-GAAP income from operations. Similarly, the $3.5 million benefit has been excluded from non-GAAP income from operations for the three months ended March 31, 2011. Please see the “Results of Operations” section of this Management’s Discussion and Analysis for a more detailed discussion and analysis of restructuring and other related charges, amortization of purchased intangible assets, and acquisition costs and other related charges.

When important to management’s analysis, operating results are compared in “constant currency terms”, a non-GAAP financial measure that excludes the effect of foreign currency exchange rate fluctuations. The effect of rate fluctuations is excluded by translating the current period’s local currency service revenues and expenses into U.S. dollars at the average exchange rates of the prior period of comparison. For a discussion of our exposure to exchange rates, see Item 3, “Quantitative and Qualitative Disclosures About Market Risk”.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

We have identified the accounting policies which are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during 2012 to the items disclosed in our summary of critical accounting policies, significant judgments and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

The following table presents the components of net income included in our consolidated and condensed statements of operations as percentages of service revenues:

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Service revenues	100.0%	100.0%
Reimbursable expenses	3.4%	3.5%

Total gross revenues	103.4%	103.5%

Operating expenses:
Project personnel expenses	70.3%	69.1%
Reimbursable expenses	3.4%	3.5%

Total project personnel expenses and reimbursable expenses	73.7%	72.6%
Selling and marketing expenses	4.1%	4.2%
General and administrative expenses	18.0%	16.2%
Restructuring and other related (benefits) charges	(0.0)%	2.4%
Amortization of purchased intangible assets	1.0%	0.5%
Acquisition costs and other related charges	0.4%	0.0%

Total operating expenses	97.2%	95.9%

Income from operations	6.2%	7.6%
Interest and other income, net	0.7%	0.6%

Income before income taxes	6.9%	8.2%
Provision for income taxes	3.3%	3.2%

Net income	3.6%	5.0%

Service Revenues

Service revenues for the three months ended March 31, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended March 31,			Percentage
	2012	2011	Increase	Increase
Service revenues	$260,622	$241,340	$19,282	8%

The following table presents service revenues by industry sector for the three months ended March 31, 2012 and 2011 (in millions, except percentages):

	Three Months Ended March 31,		Increase / (Decrease)
Industry Sector	2012	2011	Dollars	Percentage
Consumer, Travel & Automotive	$116.2	$81.7	$34.5	42%
Financial Services	72.0	80.0	(8.0)	(10)%
Technology & Communications	22.4	32.2	(9.8)	(30)%
Government, Health & Education	27.8	26.0	1.8	7%
Energy Services	22.2	21.4	0.8	4%

Total service revenues	$260.6	$241.3	$19.3	8%

The increases noted above were the result of increases in demand for our services in these industry sectors. The decreases in the Financial Services and Technology & Communications sectors were the result of decreases in demand for our services in those sectors. In constant currency terms, service revenues increased 8% compared to the same period in 2011.

Utilization, which represents the percentage of our delivery personnel’s time spent on billable client work, was 70% for the three months ended March 31, 2012, compared to 71% for the same period in 2011. Our average delivery personnel peoplecount for the three months ended March 31, 2012 increased 8% compared to the same period in 2011, which was in line with service revenue growth. Contractor and consultant usage, measured by expense, decreased by 12% for the three months ended March 31, 2012 compared to the same period in 2011, based on our needs in specialized areas for certain client contracts.

Our five largest clients, in the aggregate, accounted for approximately 20% of our service revenues for the three months ended March 31, 2012, compared to 21% for the same period in 2011. For the three months ended March 31, 2012 and 2011, no single client accounted for more than 10% of our service revenues. Long-Term and Retainer Revenues represented 50% of our service revenues for the three months ended March 31, 2012, compared to 47% for the same period in 2011. Long-Term and Retainer Revenues are revenues from contracts with durations of at least twelve months, and from applications management and long-term support assignments, which are cancelable.

Project Personnel Expenses

Project personnel expenses consist primarily of salaries and employee benefits for personnel dedicated to client projects,

contractors and consultants and other direct expenses incurred to complete assignments that were not reimbursed by the client. These costs represent the most significant expense we incur in providing our services. The following table presents project personnel expenses for the three months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended March 31,			Percentage
	2012	2011	Increase	Increase
Project personnel expenses	$183,371	$166,676	$16,695	10%
Project personnel expenses as a percentage of service revenues	70%	69%	1 point

The increase for the three months ended March 31, 2012 was a result of our service revenue growth, as we had to increase delivery personnel peoplecount, use of contractors and consultants and other direct expenses in order to support the increase in demand for our services. Compensation expenses increased $17.0 million, due to the 8% increase in average peoplecount. Travel costs increased $0.5 million, in support of revenue growth. Contractor and consultant expense decreased $2.5 million as our need for contractors and consultants in specialized areas for certain client contracts decreased. Other project personnel expenses increased, in the aggregate, $1.7 million.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses. The following table presents selling and marketing expenses for the three months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended March 31,			Percentage
	2012	2011	Increase	Increase
Selling and marketing expenses	$10,695	$10,156	$539	5%
Selling and marketing expenses as a percentage of service revenues	4%	4%	0 points

The increase for the three months ended March 31, 2012 was due to an increase of $0.4 million in compensation expense, relating to an increase in peoplecount, and an increase of $0.3 million in travel expense. Other selling and marketing expenses decreased, in the aggregate, $0.2 million.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative functions, and depreciation and occupancy expenses. The following table presents general and administrative expenses for the three months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended March 31,			Percentage
	2012	2011	Increase	Increase
General and administrative expenses	$46,772	$39,105	$7,667	20%
General and administrative expenses as a percentage of service revenues	18%	16%	2 points

The increase for the three months ended March 31, 2012 was due to the following factors:

•	facilities expenses increased $2.1 million, due to office space expansions in several locations during 2011 and the first three months of 2012;

•	compensation expenses increased $1.8 million due to a 15% increase in average general and administrative peoplecount;

•

currency transaction gains and losses resulted in an increase of $0.2 million, as net gains of $0.2 million were recorded in the three months ended March 31, 2012, compared to net gains of $0.4 million in the three months ended March 31, 2011; and

•

the three months ended March 31, 2011 included a benefit of $3.5 million relating to insurance recovery proceeds received as reimbursement of expenses incurred in 2006 and 2007 relating to the stock option review and restatement.

These increases were partially offset by the impact of hedging gains and losses, which resulted in a decrease of $0.5 million, as net gains of $0.2 million were recorded in the three months ended March 31, 2012, compared to net losses of $0.3 million in the three months ended March 31, 2011. In addition, the three months ended March 31, 2011 included expense of $0.9 million relating to the settlement of a legal matter, while no such costs were recorded in the three months ended March 31, 2012.

Other general and administrative expenses increased, in the aggregate, $1.5 million.

Restructuring and Other Related (Benefits) Charges

Restructuring and other related (benefits) charges were $(0.1) million and $5.6 million for the three months ended March 31, 2012 and 2011, respectively. The benefits recorded in the three months ended March 31, 2012 related to changes in estimated future costs to be incurred on two previously restructured leases. The charge recorded in the three months ended March 31, 2011 was related to cash and other termination benefits for two former Nitro executives whose positions were made redundant, as well as the re-positioning of a portion of our SapientNitro business in Australia from traditional advertising capabilities to digitally-led capabilities. The restructuring charge consisted of $1.1 million of cash severance and other associated termination benefits, and a $4.6 million non-cash charge related to the acceleration of unrecognized stock-based compensation expense.

Amortization of Purchased Intangible Assets

Purchased intangible assets consist of customer lists and customer relationships, non-compete and non-solicitation agreements, intellectual property and tradenames acquired in business combinations. Amortization of purchased intangible assets was $2.6 million and $1.3 million for the three months ended March 31, 2012 and 2011, respectively. The increase in expense was due to the impact of new intangible assets recorded in acquisitions which occurred during the three months ended September 30, 2011.

Acquisition Costs and Other Related Charges

Acquisition costs and other related charges include expenses associated with third-party professional services we utilize related to the evaluation of potential targets and the execution of successful acquisitions. Although we may incur costs to evaluate targets, the related potential transaction(s) may never be consummated. Acquisition costs and other related charges also include changes in the fair value of contingent consideration liabilities recorded as the result of acquisitions. These liabilities must be measured at fair value on the acquisition date, and until these liabilities are settled, they must be remeasured to fair value each reporting period, with the changes included in earnings. Acquisition costs and other related charges were $1.1 million and zero for the three months ended March 31, 2012 and 2011, respectively. The increase was due to the use of third-party services and remeasurements of the fair value of contingent consideration liabilities during the three months ended March 31, 2012, while no such activity occurred during the three months ended March 31, 2011.

We recorded contingent consideration liabilities as the result of our acquisition of D&D Holdings Limited during 2011, and we expect to record quarterly remeasurements of the fair value of these liabilities until they are settled at various points in time through 2014. Acquisition costs and other related charges recorded in the three months ended March 31, 2012 included expense of $0.8 million relating to the remeasurement of the fair value of these contingent consideration liabilities. We may also incur additional acquisition costs and other related charges in future periods resulting from the evaluation of potential acquisition targets.

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest income, which is derived from investments in U.S. government securities, bank time deposits and money market funds. The following table presents interest and other income, net for the three months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended March 31,			Percentage
	2012	2011	Increase	Increase
Interest and other income, net	$1,822	$1,459	$363	25%

The increase for the three months ended March 31, 2012 was related to an increase in interest income, due to higher average interest rates on our foreign currency cash and cash equivalents during the three months ended March 31, 2012 as compared to the same period in 2011.

Provision for Income Taxes

The provision for income taxes was $8.5 million and $7.8 million for the three months ended March 31, 2012 and 2011, respectively. Income tax is related to federal, state and foreign tax obligations. The increase in tax expense was primarily related to a change in the mix of jurisdictional profits, and the discrete items relating to each quarter.

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions. For the three months ended March 31, 2012, our effective tax rate varied from the statutory tax rate due to state income taxes, the tax rate differential attributable to income earned by our foreign subsidiaries and the related mix of jurisdictional profits, and changes in uncertain tax positions.

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2012, a valuation allowance is maintained against deferred tax assets associated with certain state tax net operating loss carryforwards. We also maintain a valuation allowance against our certain foreign deferred tax assets, primarily in Switzerland, but we believe that deferred tax assets in our other foreign subsidiaries are more likely than not to be realized, and therefore, no valuation allowance has been recorded against these assets.

We had gross unrecognized tax benefits, including interest and penalties, of approximately $15.7 million as of March 31, 2012 and $15.2 million as of December 31, 2011. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of our effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2012 and December 31, 2011, accrued interest and penalties were $1.5 million and $1.4 million, respectively.

We conduct business globally, and as a result, our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Germany, India, Switzerland, the United Kingdom and the United States. Our U.S. federal tax filings are open for examination for tax years 2008 through the present. The statutes of limitations in our other tax jurisdictions remain open for various periods between 2004 and the present. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in a future period.

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

We typically do not allocate certain marketing and general and administrative expenses to our operating segments because these activities and costs generally impact areas that support the operating segments and, therefore, are managed separately. We do not allocate restructuring and other related charges, amortization of purchased intangible assets, stock-based compensation expense, acquisition costs and other related charges, or interest and other income, net to the segments for the review of results by the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM, and therefore, we have not disclosed asset information for the operating segments.

The following tables present the service revenues and income before income taxes attributable to these operating segments for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Service Revenues:
SapientNitro	$181,235	$154,320
Sapient Global Markets	66,317	73,565
Sapient Government Services	13,070	13,455

Total service revenues	$260,622	$241,340

Income Before Income Taxes:
SapientNitro	$53,804	$46,533
Sapient Global Markets	18,441	21,740
Sapient Government Services	3,315	3,466

Total reportable segments operating income (1)	75,560	71,739
Less: reconciling items (2)	(57,625)	(51,792)

Total income before income taxes	$17,935	$19,947

(1)	Segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.
(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Centrally managed functions	$50,628	$45,960
Restructuring and other related (benefits) charges	(76)	5,642
Amortization of purchased intangible assets	2,622	1,273
Stock-based compensation expense	5,148	3,876
Acquisition costs and other related charges	1,125	—
Interest and other income, net	(1,822)	(1,459)
Unallocated benefits (a)	—	(3,500)

Total reconciling items	$57,625	$51,792

(a)	Reflects stock option restatement-related benefits.

Service Revenues by Operating Segment

The following table presents SapientNitro service revenues by industry sector for the three months ended March 31, 2012 and 2011 (in millions, except percentages):

	Three Months Ended March 31,		Increase / (Decrease)
Industry Sector	2012	2011	Dollars	Percentage
Consumer, Travel & Automotive	$116.2	$81.7	$34.5	42%
Technology & Communications	22.4	32.1	(9.7)	(30)%
Financial Services	25.2	28.7	(3.5)	(12)%
Government, Health & Education	13.7	9.8	3.9	40%
Energy Services	3.7	2.0	1.7	85%

Total SapientNitro service revenues	$181.2	$154.3	$26.9	17%

The increase in SapientNitro service revenues for the three months ended March 31, 2012 was due to increases in demand for SapientNitro services in the consumer, travel & automotive industry sectors. We have experienced increasing acceptance of our value proposition particularly in these sectors, as companies in these sectors shift more of their marketing efforts to digital platforms. In constant currency terms, SapientNitro service revenues increased 18% for the three months ended March 31, 2012, compared to the same period in 2011.

The following table presents Sapient Global Markets service revenues by industry sector for the three months ended March 31, 2012 and 2011 (in millions, except percentages):

	Three Months Ended March 31,		Decrease
Industry Sector	2012	2011	Dollars	Percentage
Financial Services	$46.7	$51.2	$(4.5)	(9)%
Energy Services	18.5	19.5	(1.0)	(5)%
Government, Health & Education	1.1	2.9	(1.8)	(62)%

Total Sapient Global Markets service revenues	$66.3	$73.6	$(7.3)	(10)%

The decrease in Sapient Global Markets service revenues for the three months ended March 31, 2012 was due to decreases in demand for Sapient Global Markets services in all industry sectors, most significantly in financial services. In constant currency terms, Sapient Global Markets service revenues decreased 9% for the three months ended March 31, 2012, compared to the same period in 2011.

Service revenues for the Sapient Government Services operating segment decreased 3% for the three months ended March 31, 2012 compared to the same period in 2011, due to decreases in demand for our services in this segment.

Operating Income by Operating Segments

SapientNitro’s operating income as a percentage of related service revenues was 30% for the three months ended March 31, 2012, unchanged from the same period in 2011.

Sapient Global Markets’ operating income as a percentage of related service revenues was 28% for the three months ended March 31, 2012, compared to 30% for the same period in 2011. The decrease was due to an increase in compensation expense, partially offset by a decrease in external contractors and consultant expense, as percentages of related service revenues in the three months ended March 31, 2012 as compared to the same period in 2011.

Sapient Government Services’ operating income as a percentage of related service revenues was 25% for the three months ended March 31, 2012, compared to 26% for the same period in 2011.

Liquidity and Capital Resources

	March 31,	December 31,
	2012	2011
	(in thousands)
Cash, cash equivalents, restricted cash and marketable securities	$208,695	$225,649

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Summary of cash flow activities:
Net cash used in operating activities	$(13,522)	$(18,974)
Net cash used in investing activities	$(8,468)	$(7,277)
Net cash provided by financing activities	$437	$1,121

We invest our excess cash predominantly in money market funds, time deposits with maturities of 90 days or less, mutual funds and other cash equivalents.

As of March 31, 2012 and December 31, 2011, we had $4.1 million and $4.2 million, respectively, held with various banks as collateral for letters of credit and performance bonds, and these amounts are classified as restricted cash on our consolidated and condensed balance sheets.

Operating Activities

Cash used in operating activities was $13.5 million for the three months ended March 31, 2012. This resulted from a decrease of $36.4 million in cash relating to changes in working capital, partially offset by net income of $9.5 million and the addition of net non-cash charges of $13.4 million. Within working capital, accrued compensation decreased $23.2 million due to payments during the three months ended March 31, 2012 of bonuses relating to 2011 performance. Cash used in operating activities decreased compared to the $19.0 million used during the three months ended March 31, 2011, due to a $10.8 million increase in changes in working capital, offset by decreases of $2.7 million in net income and $2.7 million in non-cash items.

Days sales outstanding (“DSO”) is calculated based on the actual three months of total revenue and period end accounts receivable, unbilled revenue and deferred revenue balances. DSO increased 10% to 69 days as of March 31, 2012 as compared to 63 days as of December 31, 2011. DSO increased due to the increase in unbilled revenues, specifically the timing of achieving certain project milestones and the timing of billings. Time and materials arrangements have longer billing cycles than fixed-price contracts, which increases DSO. During the three months ended March 31, 2012, 47% of our service revenues was derived from time and materials arrangements, unchanged from the fourth quarter of 2011. We expect our unbilled revenues to be short-term in nature, with a majority being billed within 90 days.

Investing Activities

Cash used in investing activities was $8.5 million for the three months ended March 31, 2012. This included the use of $10.5 million for capital expenditures and internally developed software. Cash used in investing activities was $7.3 million for the three months ended March 31, 2011, including the use of $8.1 million for capital expenditures and internally developed software. Capital expenditures increased in the three months ended March 31, 2012 compared to the same period in 2011 due to increased build-out activity for new office spaces, primarily in India.

Financing Activities

Cash provided by financing activities was $0.4 million in the three months ended March 31, 2012, due to $0.5 million in proceeds from stock option exercises. Cash provided by financing activities was $1.1 million in the three months ended March 31, 2011, including $4.2 million in proceeds from stock option exercises offset by $3.1 million in net borrowings under credit facilities.

We use foreign exchange option contracts to partially mitigate the effects of exchange rate fluctuations on revenues and operating expenses denominated in certain foreign currencies. Please see Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of our use of such derivative financial instruments.

We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $0.3 million, for which the likelihood of a loss is considered more than remote, and various administrative audits, each of which have arisen in the ordinary course of our business. We have recorded an accrual as of March 31, 2012 of approximately $0.3 million related to certain of these items for which the likelihood of a loss is considered probable. Although we intend to defend these matters vigorously, the ultimate outcome of these matters is uncertain. However, we do not expect the potential losses, if any, to have a material adverse impact on our operating results.

As of March 31, 2012, our total cash, cash equivalents, restricted cash and marketable securities balance included $75.4 million held by our U.S. entities and $133.3 million held by our foreign subsidiaries. If we need to access these overseas funds for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to reinvest the unremitted earnings of our foreign subsidiaries indefinitely, except for $40.0 million of unremitted earnings which as of March 31, 2012 were not reinvested indefinitely. Our current plans do not demonstrate a need to repatriate any overseas funds to fund our U.S. operations.

We believe that our existing cash and other short-term investments will be sufficient to meet our working capital and capital expenditure requirements, investing activities, and the expected cash outlays for our previously recorded restructuring activities for at least the next 12 months.

New Accounting Pronouncements

There are no pending accounting pronouncements which are expected to have a material impact on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. The market values of fixed rate securities may be adversely impacted due to a rise in market interest rates, while floating rate securities may produce less income than expected if market interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, and we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. If the interest rate had fluctuated by 10%, the increase or decrease in value of our marketable securities would not have been material as of March 31, 2012 and our interest income would not have changed by a material amount for the three months ended March 31, 2012.

As of March 31, 2012, we held, at fair value, $1.3 million in auction rate securities (“ARS”) classified as available-for-sale. We do not intend to sell the remaining $1.4 million (amortized cost) in ARS classified as available-for-sale until a successful auction occurs, nor do we believe that we will be required to sell these securities at less than amortized cost before a successful auction occurs.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates because significant portions of our revenues, expenses, assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the British pound sterling, the euro, the Indian rupee and the Canadian dollar. These exposures may change over time as business practices evolve.

Foreign Currency Transaction Exposure:

Foreign currency transaction exposure is derived primarily from intercompany transactions of a short-term nature and transactions with clients or vendors in currencies other than the functional currency of the legal entity in which the transaction is recorded. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency at each reporting period using period-end exchange rates and any resulting gain or loss as a result of currency fluctuations is recorded in general and administrative expenses in our consolidated and condensed statements of operations. Foreign currency transaction net gains of $0.2 million and $0.4 million were recorded in the three months ended March 31, 2012 and 2011, respectively.

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

For the three months ended March 31, 2012, approximately 22% of our revenues and approximately 27% of our operating expenses were generated by subsidiaries for which the functional currency is not the U.S. dollar and thus subject to foreign currency translation exposure, as compared to 34% and 32%, respectively, for the same period in 2011. In addition, 47% of our assets and 57% of our liabilities were subject to foreign currency translation exposure as of March 31, 2012, as compared to 53% of our assets and 51% of our liabilities as of December 31, 2011. We also have assets and liabilities in certain entities that are denominated in currencies other than the entity’s functional currency and are subject to foreign currency exposure, as described above.

Approximately 16% of our operating expenses for the three months ended March 31, 2012 was incurred by foreign subsidiaries whose functional currency is the Indian rupee. Because we have minimal associated revenues in Indian rupees, any significant movement in the exchange rate between the U.S. dollar and the rupee has a significant impact on our operating expenses and operating profit. Approximately 10%, 2% and 5% of our service revenues for the three months ended March 31, 2012 were generated by foreign subsidiaries whose functional currencies are the British pound sterling, euro and Canadian dollar, respectively. Any significant movements in the exchange rates between the U.S. dollar and the British pound sterling, the U.S. dollar and the euro, and the U.S. dollar and the Canadian dollar have a significant impact on our service revenues and operating income. We manage these exposures through a risk management program which is designed to mitigate our exposure to operating expenses incurred by foreign subsidiaries whose functional currency is the Indian rupee and operating margins in foreign subsidiaries whose functional currencies are the British pound sterling, the euro and the Canadian dollar. This program includes the use of derivative financial instruments which are not designated as accounting hedges. As of March 31, 2012, we had option contracts outstanding in the notional amount of approximately $25.2 million ($13.5 million for our Indian rupee contracts, $6.4 million for our British pound sterling contracts, $0.3 million for our euro contracts and $5.0 million for our Canadian dollar contracts). Because these instruments are option collars that are settled on a net basis with the counterparty banks, we have not recorded the gross underlying notional amounts in our consolidated and condensed balance sheets as of March 31, 2012. The following table presents a summary of our net realized and unrealized gains or losses on our option contracts for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Gain (loss) on foreign exchange option contracts not designated	$211	$(268)

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

	Maximum Losses Resulting from Changes in Underlying Average Exchange Rates of:
Currency	10%	15%	20%
Indian rupee	$0.4	$1.0	$1.5
British pound sterling	$0.8	$1.1	$1.4
Euro	$0.1	$0.1	$0.1
Canadian dollar	$0.6	$0.8	$0.9

Open option positions as of March 31, 2012 expire in April and May of 2012 and therefore, any realized losses in respect to these positions after March 31, 2012 would be recognized in the three months ending June 30, 2012.

For additional quantitative and qualitative disclosures about market risk affecting Sapient, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management has conducted an evaluation, under the supervision of and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of March 31, 2012 were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to certain legal proceedings and claims incidental to the operation of our business. We are also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business that have not been fully adjudicated. We currently do not anticipate that these matters, if resolved against us, will have a material adverse impact on our financial results.

Item 1A.	Risk Factors

The following description of risk factors includes any material changes to and supersedes the description of risk factors associated with the Company’s business previously disclosed in Part I, “Item 1A. Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2011. You should carefully consider the following risk factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. The following important factors, among others, could cause our actual business, financial condition and future results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time.

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

In addition, in many parts of the world, including countries in which we operate and/or seek to expand, practices in the local business community might not conform to international business standards and could violate anticorruption laws, or regulations, including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act 2010, to which we are subject. Our employees, subcontractors, agents, alliance or joint venture partners and other third parties with which we may associate, could take actions that violate policies or procedures designed to promote legal and regulatory compliance or applicable anticorruption laws or regulations. Violations of these laws or regulations by us, our employees or any of these third parties could subject us to criminal or civil enforcement actions (whether or not we participated in or knew about the actions leading to the violations), including fines or penalties, disgorgement of profits and suspension or disqualification from work, including U.S. federal contracting, any of which could materially adversely affect our business, including our results of operations and our reputation.

Also, changes to government structure or policies in countries in which we operate could negatively impact our operations if such changes were to limit or cease any benefits that may currently be available to us. For example, although the Indian government has historically offered generous tax incentives to induce foreign companies to base operations in India, new taxes have been introduced in recent years that partially offset those benefits. On March 31, 2009, the income tax incentive of one of our Software Technology Parks (“STPs”) units in India expired. On March 31, 2011, the income tax incentives applicable to our other two STPs units in India expired. In 2009 we established a new India unit in a Special Economic Zone (“SEZ”), which is eligible for a five year, 100% tax holiday. Immediately following the expiration of the 100% tax holiday, the SEZ unit is entitled to a five-year, 50% tax holiday. In 2011, we established three new India business units in SEZs, which are eligible for similar tax benefits. The expiration of incentives may adversely affect our cost of operations and increase the risk of delivering our services on budget for client assignments. Expiration of benefits provided to us by having operations based in India could have a material adverse effect on our business, financial condition and results of operations. In addition, it has become increasingly difficult to obtain necessary visas for certain international personnel, particularly technical personnel, working in our domestic offices, and to receive necessary immigration approvals for our domestic employees working abroad on international assignments. If these challenges continue or increase, it may limit our ability to engage the most desirable personnel for particular assignments, increase the time necessary to receive approvals to do so or prevent us from obtaining such approvals, and increase our costs, all of which could materially adversely affect our business, financial condition and results of operations.

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

An unanticipated termination or decrease in size or scope of a major assignment, a client’s decision not to proceed with an assignment we anticipated or the completion during a quarter of several major client assignments could require us to maintain underutilized employees and could have a material adverse effect on our business, financial condition and results of operations. Our revenues and earnings may also fluctuate from quarter to quarter because of such factors as:

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

In the ordinary course of our business, many transactions occur for which the ultimate tax determination is uncertain. Significant judgment is required in determining our worldwide provision for income taxes. The final determination could be materially different from our historical tax provisions and accruals.

Our profits may decrease and/or we may incur significant unanticipated costs if we do not accurately estimate the costs of fixed-price engagements.

A portion of our service revenues is derived from fixed-price contracts, rather than contracts in which payment to us is determined on a time-and-materials basis. Our failure to estimate accurately the resources and schedule required for an assignment, or our failure to complete our contractual obligations in a manner consistent with the assignment plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We are consistently entering into contracts for large assignments that magnify this risk. We have been required to commit unanticipated additional resources to complete assignments in the past, which has occasionally resulted in losses on those contracts. We will likely experience similar situations in the future. In addition, we may fix the price for some assignments at an early stage of the assignment engagement, which could result in a fixed price that is too low. Therefore, any changes from our original estimates could adversely affect our business, financial condition and results of operations.

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

Jerry A. Greenberg, our former Co-Chairman of the Board of Directors and Chief Executive Officer of the Company and current member of our Board of Directors, and J. Stuart Moore, our former Co-Chairman of the Board of Directors and Co-Chief Executive Officer and current member of our Board of Directors, hold, in the aggregate, approximately 11% of the outstanding shares of our common stock as of May 2, 2012. As a result, they have the ability to substantially influence and, in some cases, may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors. As disclosed in our 2012 Proxy Statement, Messrs. Greenberg and Moore beneficially own substantial holdings not represented by this percentage over which they have no voting or dispositive powers.

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

We have implemented and continue to install several upgrades and enhancements to our financial systems. We expect these initiatives to enable us to achieve greater operating and financial reporting efficiency and also enhance our existing control environment through increased levels of automation of certain processes. Failure to successfully execute these initiatives in a timely, effective and efficient manner could result in the disruption of our operations, the inability to comply with our obligations under the Sarbanes-Oxley Act of 2002 and the inability to report our financial results in a timely and accurate manner.

SAPIENT CORPORATION

PART II. OTHER INFORMATION

Item 6.	Exhibits

31.1*	Certification of Alan J. Herrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Alan J. Herrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from Sapient Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated and Condensed Balance Sheets, (ii) Consolidated and Condensed Statements of Operations, (iii) Consolidated and Condensed Statements of Comprehensive Income, (iv) Consolidated and Condensed Statements of Cash Flows and (v) Notes to the Consolidated and Condensed Financial Statements.

*	Exhibits filed herewith.
**	Exhibits furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Alan J. Herrick	President and Chief Executive Officer	May 8, 2012
Alan J. Herrick	(Principal Executive Officer)

/s/ Joseph S. Tibbetts, Jr.	Chief Financial Officer	May 8, 2012
Joseph S. Tibbetts, Jr.	(Principal Financial Officer)