Form 10-Q
period 2012-06-30
SAPIENT CORP
filed 2012-08-07
CIK 1008817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2012
Common Stock, $0.01 par value per share	137,526,702 shares

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

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands, except per share and share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$159,959	$212,406
Marketable securities, current portion	5,913	7,748
Restricted cash, current portion	2,042	426
Accounts receivable, less allowance for doubtful accounts of $12 and $86 at June 30, 2012 and December 31, 2011, respectively	149,907	156,109
Unbilled revenues	80,548	61,712
Deferred tax assets, current portion	14,705	19,966
Prepaid expenses and other current assets	33,159	22,734

Total current assets	446,233	481,101
Marketable securities, net of current portion	1,290	1,290
Restricted cash, net of current portion	3,843	3,779
Property and equipment, net	81,546	64,257
Purchased intangible assets, net	31,711	36,822
Goodwill	108,410	107,971
Deferred tax assets, net of current portion	2,104	9,227
Other assets	8,886	8,591

Total assets	$684,023	$713,038

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$27,300	$25,389
Accrued expenses	33,413	46,125
Accrued compensation	61,735	77,721
Accrued restructuring costs, current portion	130	324
Income taxes payable	3,119	2,913
Deferred revenues	19,651	25,599

Total current liabilities	145,348	178,071
Accrued restructuring costs, net of current portion	340	407
Other long-term liabilities	63,246	55,156

Total liabilities	208,934	233,634

Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 141,455,777 and 140,238,302 shares issued, and 137,902,361 and 140,122,986 shares outstanding at June 30, 2012 and December 31, 2011, respectively	1,414	1,402
Additional paid-in capital	546,426	536,836
Treasury stock, at cost, 3,553,416 and 115,316 shares at June 30, 2012 and December 31, 2011, respectively	(37,782)	(762)
Accumulated other comprehensive loss	(33,073)	(32,014)
Accumulated deficit	(1,896)	(26,058)

Total stockholders' equity	475,089	479,404

Total liabilities and stockholders' equity	$684,023	$713,038

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Service revenues	$278,989	$254,616	$539,611	$495,956
Reimbursable expenses	10,106	10,842	18,889	19,396

Total gross revenues	289,095	265,458	558,500	515,352

Operating expenses:
Project personnel expenses	192,214	176,739	375,585	343,415
Reimbursable expenses	10,106	10,842	18,889	19,396

Total project personnel expenses and reimbursable expenses	202,320	187,581	394,474	362,811
Selling and marketing expenses	11,230	10,316	21,925	20,472
General and administrative expenses	48,041	42,976	94,813	82,081
Restructuring and other related (benefits) charges	(14)	(56)	(90)	5,586
Amortization of purchased intangible assets	2,745	1,288	5,367	2,561
Acquisition costs and other related charges	468	223	1,593	223

Total operating expenses	264,790	242,328	518,082	473,734

Income from operations	24,305	23,130	40,418	41,618
Interest and other income, net	1,079	1,256	2,901	2,715

Income before income taxes	25,384	24,386	43,319	44,333
Provision for income taxes	10,704	9,182	19,157	16,971

Net income	$14,680	$15,204	$24,162	$27,362

Basic net income per share	$0.11	$0.11	$0.17	$0.20

Diluted net income per share	$0.10	$0.11	$0.17	$0.19

Weighted average common shares	139,310	137,608	139,384	136,954
Weighted average dilutive common share equivalents	4,202	4,464	4,330	4,368

Weighted average common shares and dilutive common share equivalents	143,512	142,072	143,714	141,322

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands)
Net income	$14,680	$15,204	$24,162	$27,362

Other comprehensive (loss) income:
Foreign currency translation adjustments	(10,683)	867	(1,065)	5,245
Net unrealized (loss) gain on available-for-sale investments, net of tax	(7)	—	4	21

Other comprehensive (loss) income	(10,690)	867	(1,061)	5,266

Comprehensive income	$3,990	$16,071	$23,101	$32,628

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$24,162	$27,362
Adjustments to reconcile net income to net cash provided by operating activities:
Loss recognized on disposition of fixed assets	162	10
Unrealized (gain) loss on financial instruments	(145)	178
Depreciation expense	11,132	8,588
Amortization of purchased intangible assets	5,367	2,561
Deferred income taxes	11,130	5,822
Stock-based compensation expense	11,613	9,219
Non-cash restructuring charges	—	4,564
Changes in operating assets and liabilities:
Accounts receivable	6,440	(2,854)
Unbilled revenues	(19,063)	(25,710)
Prepaid expenses and other current assets	(10,073)	(6,433)
Other assets	(488)	(608)
Accounts payable	(3,004)	6,043
Accrued expenses	(11,535)	8,726
Accrued compensation	(21,281)	(12,629)
Accrued restructuring costs	(262)	(1,900)
Deferred revenues	(5,986)	(5,344)
Other long-term liabilities	5,843	1,828

Net cash provided by operating activities	4,012	19,423

Cash flows from investing activities:
Purchases of property and equipment and cost of internally developed software	(22,656)	(19,610)
Sales and maturities of marketable securities classified as available-for-sale	1,900	2,212
Purchases of marketable securities classified as available-for-sale	(206)	(2,472)
Cash paid on financial instruments, net	(180)	(192)
Change in restricted cash	(1,718)	842

Net cash used in investing activities	(22,860)	(19,220)

Cash flows from financing activities:
Principal payments under capital lease obligations	(40)	(36)
Proceeds from credit facilities	—	4,420
Repayment of amounts borrowed under credit facilities	—	(6,188)
Proceeds from stock option plans	867	7,857
Tax benefit from stock plans	3,371	—
Repurchases of common stock	(37,020)	—

Net cash (used in) provided by financing activities	(32,822)	6,053

Effect of exchange rate changes on cash and cash equivalents	(777)	2,654

(Decrease) increase in cash and cash equivalents	(52,447)	8,910
Cash and cash equivalents at beginning of period	212,406	219,448

Cash and cash equivalents at end of period	$159,959	$228,358

Supplemental cash flow information:
Non-cash investing transaction:
Common stock issued as contingent earnout consideration associated with acquisition	$—	$4,872

The accompanying notes are an integral part of these Consolidated and Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Certain items for the three and six months ended June 30, 2011 have been reclassified to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

The former shareholders of DAD are also eligible to receive additional consideration of up to $21.1 million, which is contingent on the achievement of certain financial conditions within the period from July 1, 2011 to June 30, 2014. If such conditions are achieved, the consideration is payable under certain circumstances in cash, common stock or a combination of both. Using a discounted cash flow method, the Company recorded an estimated contingent consideration liability of $15.7 million as of the acquisition date, $15.4 million as of December 31, 2011, and $12.1 million as of June 30, 2012. During the three months ended March 31, 2012, one of the financial conditions was achieved and as a result, $4.7 million of the escrow was released to the former shareholders of DAD during the three months ended June 30, 2012. The Company will continue to assess the probability that the remaining conditions will be achieved, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. During the three and six months ended June 30, 2012, the Company recorded expenses of $0.5 million and $1.3 million, respectively, relating to the remeasurement of the fair value of the contingent liability. These charges are included in “Acquisition costs and other related charges” in the Company’s consolidated and condensed statements of operations for the three and six months ended June 30, 2012. The contingent consideration liability is denominated in a foreign currency and, therefore, its value as reported in U.S. dollars on the Company’s consolidated and condensed balance sheet may also change from period to period due to currency exchange rate fluctuations.

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

	Pro Forma (Unaudited)
	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Service revenues	$262,081	$510,122
Net income	$14,278	$24,854
Basic net income per share	$0.10	$0.18
Diluted net income per share	$0.10	$0.17

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

The purchase price, net of cash acquired, was $31.0 million for the acquisition of 100% of Nitro’s outstanding shares. The $31.0 million consisted of $11.1 million in cash, net of cash acquired, deferred consideration with an estimated fair value of $8.1 million and the issuance of 3.3 million shares of restricted common stock valued at $11.8 million. The value of common stock was determined as $6.27 per share, the value of the Company’s common stock on the acquisition date, less $8.7 million. The $8.7 million reduction in purchase price reflects the impact of selling restrictions on the shares of $7.1 million, and a $1.6 million reduction for the value of shares transferred as consideration that were also tied to the seller’s continued employment. The $1.6 million had been accounted for as compensation expense over the associated vesting period, which was originally scheduled to end in June 2013. However, during the first quarter of 2011, the seller’s employment with the Company was terminated. Under the terms of the original agreement, the seller was entitled to retain the entire $1.6 million value upon termination of employment by the Company and therefore the unrecognized compensation expense was accelerated, resulting in a $1.0 million charge to earnings during the first quarter of 2011. This charge is included in “Restructuring and other related (benefits) charges” in the Company’s consolidated and condensed statement of operations for the six months ended June 30, 2011.

The Company acquired a deferred consideration obligation of $8.1 million in connection with the acquisition of Nitro. The obligation was denominated in a foreign currency. Pursuant to the purchase agreement, the seller agreed to indemnify the Company for payments in excess of $8.0 million. The Company paid $4.6 million in 2009 and $3.2 million in 2010 to settle this obligation. As of June 30, 2012, the Company had a deferred consideration obligation of $0.7 million, and an indemnification asset of $0.5 million.

(3) Marketable Securities and Fair Value Disclosures

Marketable Securities

As of June 30, 2012 and December 31, 2011, the estimated fair value of the Company’s marketable securities classified as available-for-sale securities was $7.2 million and $9.0 million, respectively. The Company did not hold any marketable securities classified as trading securities as of June 30, 2012 or December 31, 2011.

The following tables present details of the Company’s marketable securities as of June 30, 2012 and December 31, 2011 (in thousands):

	Available-for-Sale Securities as of June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Long-term:
Auction rate securities	$1,400	$—	$(110)	$1,290
Short-term:				—
Mutual funds	5,908	16	(11)	5,913

Total	$7,308	$16	$(121)	$7,203

	Available-for-Sale Securities as of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Fross Unrealized Losses	Estimated Fair Value
Long-term:
Auction rate securities	$1,400	$—	$(110)	$1,290
Short-term:				—
Mutual funds	7,748	—	—	7,748

Total	$9,148	$—	$(110)	$9,038

As of June 30, 2012, all of the Company’s available-for-sale auction rate securities (“ARS”) had been in an unrealized loss position for more than twelve months.

Using a discounted cash flow analysis, the Company determined that the fair value of its ARS classified as available-for-sale securities was $110,000 less than their amortized cost as of June 30, 2012, and as of December 31, 2011. The gross unrealized losses on ARS of $110,000 as of June 30, 2012 and December 31, 2011 are included in “Accumulated other comprehensive loss” on the Company’s consolidated and condensed balance sheets. The Company does not intend to sell its ARS classified as available-for-sale until a successful auction occurs and these ARS investments are liquidated at amortized cost, nor does the Company expect to be required to sell these ARS before a successful auction occurs.

Actual maturities of the Company’s marketable securities may differ from contractual maturities because some borrowers have the right to call or prepay the obligations. Gross gains and losses realized on sales of securities are calculated using the specific identification method, and no such gains or losses were recorded during the three and six months ended June 30, 2012 or 2011.

Fair Value Disclosures

The Company records certain assets and liabilities at fair value. The following tables present the Company’s fair value hierarchy for its assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at June 30, 2012 Using
	Level 1	Level 2	Level 3	Total
Financial assets:
Auction rate securities	$—	$—	$1,290	$1,290
Bank time deposits	—	54,068	—	54,068
Foreign exchange option contracts, net	—	75	—	75
Money market fund deposits	6,432	—	—	6,432
Mutual funds	5,913	—	—	5,913
Indemnification assets acquired	—	—	452	452

Total	12,345	54,143	$1,742	$68,230

	Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts, net	$—	$147	$—	$147
Contingent consideration liability associated with acquisition	—	—	12,148	12,148
Other long-term liabilities acquired	—	—	746	746

Total	$—	$147	$12,894	13,041

	Fair Value Measurements at December 31, 2011 Using
	Level 1	Level 2	Level 3	Total
Financial assets:
Auction rate securities	$—	$—	$1,290	$1,290
Bank time deposits	—	76,292	—	76,292
Foreign exchange option contracts, net	—	3	—	3
Money market fund deposits	4,489	—	—	4,489
Mutual funds	7,748	—	—	7,748
Indemnification assets acquired	—	—	527	527

Total	$12,237	$76,295	$1,817	$90,349

	Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts, net	$—	$271	$—	$271
Contingent consideration liability associated with acquisition	—	—	15,390	15,390
Other long-term liabilities acquired	—	—	711	711

Total	$—	$271	$16,101	$16,372

The Company did not have any transfers of assets or liabilities between Level 1 and Level 2 or Level 3 of the fair value measurement hierarchy during the three or six months ended June 30, 2012.

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

Level 3 assets include ARS investments structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can continue to hold the investments at par or sell the securities at auction provided there are willing buyers to make the auction successful. The Company’s ARS investments are collateralized by student loans and municipal debt and have experienced failed auctions. Level 3 assets and liabilities also include the following financial assets and liabilities, assumed as a result of acquisitions: (i) indemnification assets; (ii) contingent consideration; and (iii) other long-term liabilities.

The fair values of the ARS investments are determined using an income approach, based upon discounted cash flow models which use unobservable inputs. The significant unobservable inputs used include default risk, credit spread risk, downgrade risk, discount rates, forecasted probabilities of default, auction failure, or repurchase at par, and the financial standing of the issuer. Significant unobservable inputs used in the fair value measurement of acquired indemnification assets include the contractual asset amounts, and the available methods and expected probabilities of collecting the asset amounts. Significant unobservable inputs used in the fair value measurement of acquisition-related contingent consideration liabilities include the estimated probabilities of the contingencies being achieved (which are based on historical performance and expected future performance), discount rates, and the periods of time expected to elapse until settlement. Significant unobservable inputs used in the fair value measurement of other acquisition-related liabilities include the contractual asset amounts, discount rates, and the periods of time expected to elapse until settlement.

The following table presents a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis for the six months ended June 30, 2012 (in thousands):

	Level 3 Inputs
	Assets	Liabilities
Balance at December 31, 2011	$1,817	$16,101
Payment of contingent consideration liability	—	(4,686)
Change in fair value of contingent consideration liability, included in acquisition costs and other related charges	—	1,301
Change in fair value of contingent consideration liability, included in foreign currency translation adjustments	—	143
Loss on decrease in fair value of indemnification assets acquired, included in acquisition costs and other related charges	(75)	—
Change in fair value of other long-term liability acquired, included in general and administrative expenses	—	35

Balance at June 30, 2012	$1,742	$12,894

(4) Stock-Based Compensation

Project personnel expenses, selling and marketing expenses and general and administrative expenses appearing in the consolidated and condensed statements of operations include the following stock-based compensation expense amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Project personnel expenses	$4,201	$3,544	$7,685	$6,032
Selling and marketing expenses	319	347	606	614
General and administrative expenses	1,945	1,452	3,322	2,573

Total stock-based compensation expense	$6,465	$5,343	$11,613	$9,219

Stock-based compensation costs capitalized relating to individuals working on internally developed software were immaterial during all periods presented. The Company values restricted stock units (“RSUs”) based on performance conditions and RSUs contingent on employment based on the fair market value on the date of grant, which is equal to the quoted closing market price of the Company’s common stock on the date of grant.

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

During the second quarter of 2011, the Company granted an aggregate maximum of 294,000 RSUs with service and performance conditions to six members of its leadership team. The performance conditions relate to Company performance for fiscal years 2011, 2012, and 2013 (98,000 units for each year). Any units which become eligible for vesting as a result of achievement of the performance conditions will vest only if the recipient also fulfills the service condition, which requires continuous employment with the Company through April 1, 2014. The performance conditions for the year ended December 31, 2011 were partially achieved and as a result, the recipients became eligible to vest in a total of 87,268 units, provided they fulfill the service condition.

The following table presents activity relating to stock options under all of the Company’s stock option plans during the six months ended June 30, 2012 (in thousands, except prices):

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2011	1,687	$4.73
Options exercised	(315)	$2.52
Options forfeited/cancelled	(11)	$1.74

Outstanding as of June 30, 2012	1,361	$5.27

Outstanding, vested and exercisable as of June 30, 2012	1,361	$5.27

Aggregate intrinsic value of outstanding, vested and exercisable	$6,533

The aggregate intrinsic value of stock options exercised in the six months ended June 30, 2012 and 2011 was $2.9 million and $5.3 million, respectively, determined at the date of exercise. As of June 30, 2012, the weighted average remaining contractual term for stock options outstanding, vested, and exercisable was 1.7 years. As of June 30, 2012, there was no remaining unrecognized compensation expense related to non-vested stock options.

The following table presents activity relating to RSUs during the six months ended June 30, 2012 (in thousands, except prices):

	Number of Shares Underlying Restricted Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2011	5,863	$5.82
Restricted units granted	2,725	$12.58
Restricted units vested	(1,305)	$12.38
Restricted units forfeited/cancelled	(222)	$10.40

Unvested as of June 30, 2012	7,061	$7.07

Expected to vest as of June 30, 2012	6,421	$7.07

The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2012 and 2011 was $12.58 and $11.77 per RSU, respectively. The aggregate intrinsic value of RSUs vested during the six months ended June 30, 2012 and 2011 was $16.2 million and $12.5 million, respectively. As of June 30, 2012, the aggregate intrinsic value of non-vested RSUs, net of estimated forfeitures, was $71.1 million. As of June 30, 2012, unrecognized compensation expense related to non-vested RSUs was $58.5 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.5 years.

(5) Net Income Per Share

The following table presents the computation of basic and diluted net income per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
Net income	$14,680	$15,204	$24,162	$27,362
Basic net income per share:
Weighted average common shares outstanding	139,310	137,608	139,384	136,954

Basic net income per share	$0.11	$0.11	$0.17	$0.20

Diluted net income per share:
Weighted average common shares outstanding	139,310	137,608	139,384	136,954
Weighted average dilutive common share equivalents	4,202	4,464	4,330	4,368

Weighted average common shares and dilutive common share equivalents	143,512	142,072	143,714	141,322

Diluted net income per share	$0.10	$0.11	$0.17	$0.19

Anti-dilutive options and share-based awards not included in the calculation	2,497	4	1,239	4

Included in weighted average dilutive common share equivalents for the three and six months ended June 30, 2012 and 2011 are restricted shares associated with the Nitro acquisition. Included in weighted average dilutive common share equivalents for the three and six months ended June 30, 2012 are shares associated with deferred consideration for the DAD acquisition. These shares are reflected in weighted average dilutive common share equivalents as they were contingent shares during the respective periods presented.

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

The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is subject to various legal claims totaling $0.3 million, for which the likelihood of a loss is considered more than remote, and various administrative audits, each of which has arisen in the ordinary course of business. The Company has recorded an accrual as of June 30, 2012 of $0.3 million related to certain of these items for which the likelihood of a loss is considered probable. Although the Company intends to defend these matters vigorously, the ultimate outcome of these matters is uncertain. However, the Company does not expect the potential losses, if any, to have a material adverse impact on its operating results.

(7) Restructuring and Other Related Charges

2011 – Restructuring Events

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

For the three and six months ended June 30, 2012, the Company recorded restructuring benefits associated with the 2011 restructuring events of $14,000 and $30,000, respectively, relating to changes in the estimated facility costs to be incurred.

2010 — Restructuring Event

During the three months ended March 31, 2010, the Company consolidated its United Kingdom operations into one office space. As such, the Company exited one leased office space and recorded a restructuring charge of $0.9 million, consisting of contractual rental commitments and related costs, offset by estimated sub-lease income. The term of this lease ended in March 2011. For the six months ended June 30, 2012, the Company recorded a net restructuring benefit associated with the 2010 restructuring event of $0.1 million, relating to changes in the estimated costs to be incurred.

The following table presents activity during the six months ended June 30, 2012 related to all restructuring events (in thousands):

	2010 Restructuring Event	2011 Restructuring Events
	Facilities	Facilities	Totals
Balance at December 31, 2011	$60	$671	$731
2012 benefits	(60)	(30)	(90)
Cash utilized	—	(171)	(171)

Balance at June 30, 2012	$—	$470	$470

The total remaining accrued restructuring balance of $0.5 million as of June 30, 2012 is expected to be paid in full by March 31, 2016.

(8) Income Taxes

For the three and six months ended June 30, 2012, the Company recorded income tax provisions of $10.7 million and $19.2 million, respectively, compared to $9.2 million and $17.0 million for the three and six months ended June 30, 2011, respectively. Income tax is related to federal, state, and foreign tax obligations. The increases in tax expense were primarily related to changes in the mix of jurisdictional profits, and the discrete items relating to each period.

For the three and six months ended June 30, 2012, the Company’s effective tax rate varied from the statutory tax rate primarily due to state income taxes, the tax rate differential attributable to income earned by the Company’s foreign subsidiaries and the related mix of jurisdictional profits, and changes in uncertain tax positions.

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

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2012, a valuation allowance is maintained against deferred tax assets associated with certain state tax net operating loss carryforwards. The Company also maintains a valuation allowance against certain foreign deferred tax assets, primarily in Switzerland, but believes that deferred tax assets in its other foreign subsidiaries are more likely than not to be realized, and therefore, no valuation allowance has been recorded against these assets.

The Company had gross unrecognized tax benefits, including interest and penalties, of approximately $17.9 million as of June 30, 2012 and $15.2 million as of December 31, 2011. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2012 and December 31, 2011, accrued interest and penalties were $1.6 million and $1.4 million, respectively.

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

(9) Accumulated Other Comprehensive Loss

The following table presents changes in the components of accumulated other comprehensive loss for the six months ended June 30, 2012 (in thousands):

	Cumulative Foreign Currency Translation Adjustment	Unrealized (Loss) Gain on Available- for-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(31,926)	$(88)	$(32,014)
Current period other comprehensive income	(1,065)	6	(1,059)

Balance at June 30, 2012	$(32,991)	$(82)	$(33,073)

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

The following tables present the service revenues and income before income taxes attributable to these operating segments for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service Revenues:
SapientNitro	$194,221	$168,654	$375,456	$322,974
Sapient Global Markets	71,564	72,284	137,881	145,849
Sapient Government Services	13,204	13,678	26,274	27,133

Total service revenues	$278,989	$254,616	$539,611	$495,956

Income Before Income Taxes:
SapientNitro	$62,315	$53,678	$116,119	$100,211
Sapient Global Markets	21,324	20,569	39,765	42,309
Sapient Government Services	3,801	3,374	7,116	6,840

Total reportable segments operating income (1)	87,440	77,621	163,000	149,360
Less: reconciling items (2)	(62,056)	(53,235)	(119,681)	(105,027)

Total income before income taxes	$25,384	$24,386	$43,319	$44,333

(1)	Segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.
(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Centrally managed functions	$53,471	$47,693	$104,099	$93,653
Restructuring and other related (benefits) charges	(14)	(56)	(90)	5,586
Amortization of purchased intangible assets	2,745	1,288	5,367	2,561
Stock-based compensation expense	6,465	5,343	11,613	9,219
Acquisition costs and other related charges	468	223	1,593	223
Interest and other income, net	(1,079)	(1,256)	(2,901)	(2,715)
Unallocated benefits (a)	—	—	—	(3,500)

Total reconciling items	$62,056	$53,235	$119,681	$105,027

(a)	Reflects stock option restatement-related benefits.

During the fourth quarter of 2011, the Company identified immaterial errors in the classification of certain labor costs within its segment reporting structure. Certain costs were classified either in the SapientNitro segment or as part of centrally managed functions which should have been classified in the Sapient Government Services segment. These errors impacted the segment income before income taxes data and operating income as a percentage of segment revenue data presented in the Company’s Forms 10-Q for the first three quarters of 2011. The errors did not impact the Company’s consolidated results of operations for any periods. Management has evaluated the quantitative and qualitative impacts of these errors and has concluded that the impacts of these errors were not material to any of the affected periods. The Company has revised its previous segment disclosure for the three and six months ended June 30, 2011 as follows (in thousands, except percentages):

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	As Reported	Revised	As Reported	Revised
Income Before Income Taxes:
SapientNitro	$53,320	$53,678	$99,618	$100,211
Sapient Government Services	$3,768	$3,374	$7,510	$6,840

Centrally managed functions	$47,729	$47,693	$93,730	$93,653

Operating Income as a Percentage of Service Revenues:
SapientNitro	32%	32%	31%	31%
Sapient Government Services	28%	25%	28%	25%

(11) Geographic Data

The following tables present data for the geographic regions in which the Company operates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service revenues (1):
United States	$173,007	$155,698	$335,739	$300,258
International	105,982	98,918	203,872	195,698

Total service revenues	$278,989	$254,616	$539,611	$495,956

			June 30, 2012	December 31, 2011
Long-lived tangible assets (2):
United States			$29,859	$26,445
United Kingdom			5,636	6,259
India			40,245	27,390
Rest of International			5,806	4,163

Total long-lived tangible assets (3)			$81,546	$64,257

(1)	Allocation of service revenues to individual countries is based on the location of the Sapient legal entity that contracts with the customer.
(2)	Allocation of long-lived tangible assets to individual countries is based on the location of the Sapient legal entity that has title to the assets.
(3)	Reflects net book value of the Company's property and equipment.

(12) Goodwill and Purchased Intangible Assets

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the six months ended June 30, 2012 (in thousands):

	SapientNitro	Sapient Global Markets	Total
Goodwill as of December 31, 2011	$78,725	$29,246	$107,971
Foreign currency exchange rate effect	302	137	439

Goodwill as of June 30, 2012	$79,027	$29,383	$108,410

The following table summarizes purchased intangible assets as of June 30, 2012 and December 31, 2011 (in thousands; the gross carrying amounts and accumulated amortization balances for purchased intangible assets denominated in foreign currencies are reflected at the respective balance sheet date exchange rate):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists and customer relationships	$42,836	$(20,190)	$22,646	$42,621	$(16,701)	$25,920
Non-compete agreements	10,090	(5,911)	4,179	10,060	(4,673)	5,387
Intellectual property	4,307	(483)	3,824	4,279	(188)	4,091
Tradenames	3,587	(2,525)	1,062	3,573	(2,149)	1,424

Total purchased intangible assets	$60,820	$(29,109)	$31,711	$60,533	$(23,711)	$36,822

Amortization expense related to purchased intangible assets was $2.7 million and $1.3 million for the three months ended June 30, 2012 and 2011, respectively, and $5.4 million and $2.6 million for the six months ended June 30, 2012 and 2011, respectively.

(13) Foreign Currency Exposures and Derivative Instruments

Foreign Currency Transaction Exposure:

Foreign currency transaction exposure is derived primarily from intercompany transactions of a short-term nature and transactions with clients or vendors in currencies other than the functional currency of the legal entity in which the transaction is recorded. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency at each reporting period using period-end exchange rates and any resulting gain or loss as a result of currency fluctuations is recorded in general and administrative expenses in the Company’s consolidated and condensed statements of operations. Foreign currency transaction net gains of $0.4 million and $0.1 million were recorded for the three months ended June 30, 2012 and 2011, respectively. Foreign currency transaction net gains of $0.7 million and $0.4 million were recorded for the six months ended June 30, 2012 and 2011, respectively.

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

Approximately 16% of the Company’s operating expenses for the six months ended June 30, 2012 was incurred by foreign subsidiaries whose functional currency is the Indian rupee. Because the Company has minimal associated revenues in Indian rupees, any significant movement in the exchange rate between the U.S. dollar and the rupee has a significant impact on its operating expenses and operating profit. Approximately 9%, 2% and 5% of service revenues for the six months ended June 30, 2012 were generated by foreign subsidiaries whose functional currencies are the British pound sterling, euro and Canadian dollar, respectively. Any significant movements in the exchange rates between the U.S. dollar and the British pound sterling, the U.S. dollar and the euro, and the U.S. dollar and the Canadian dollar have a significant impact on the Company’s service revenues and operating income. The Company manages these exposures through a risk management program which is designed to mitigate its exposure to operating expenses incurred by foreign subsidiaries whose functional currency is the Indian rupee and operating margins in foreign subsidiaries whose functional currencies are the British pound sterling, the euro and the Canadian dollar. This program includes the use of derivative financial instruments which are not designated as accounting hedges. The Company uses foreign exchange option contracts to mitigate its foreign currency exposure to movements of the Indian rupee, British pound sterling, euro, and Canadian dollar relative to the U.S. dollar. Currently, the Company enters into 30-day average rate instruments covering rolling periods of up to four months, with the following notional amounts as of June 30, 2012:

•	950 million Indian rupees (approximately $16.9 million)

•	4.0 million British pounds sterling (approximately $6.2 million)

•	0.6 million euros (approximately $0.8 million)

•	2.5 million Canadian dollars (approximately $2.4 million)

Because these instruments are option collars that are settled on a net basis with the counterparty banks, the Company has not recorded the gross underlying notional amounts in its consolidated and condensed balance sheets as of June 30, 2012 or December 31, 2011. Open option positions as of June 30, 2012 will settle in the three month period ending September 30, 2012.

The following table presents the fair values of the derivative assets and liabilities recorded on the Company’s consolidated and condensed balance sheets as of June 30, 2012 and December 31, 2011 (in thousands):

	Derivative Assets		Derivative Liabilities
	(Reported in Prepaid Expenses and Other Current Assets)		(Reported in Accrued Expenses)
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Foreign exchange option contracts not designated	$75	$3	$147	$271

Realized and unrealized gains and losses on the Company’s foreign exchange option contracts are included in general and administrative expenses in the consolidated and condensed statements of operations. The following table presents the effect of net realized and unrealized gains and losses relating to the Company’s foreign exchange option contracts on its results of operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(Loss) gain on foreign exchange option contracts not designated	$(129)	$(102)	$82	$(371)

(14) Stockholders’ Equity

(a) Repurchases of Common Stock

On May 9, 2012, the Board of Directors of the Company authorized a stock repurchase program of up to $100 million of the Company’s common stock over the next two years. Under the program, management of the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, the repurchases may be commenced or suspended at any time or from time to time, without prior notice. During the three months ended June 30, 2012, the Company settled repurchases of 3,438,100 shares of its common stock at an average price of $10.77 per share for an aggregate purchase price of $37.0 million, including transaction costs. As of June 30, 2012, $63.0 million remained available for repurchase under this program.

Subsequent to June 30, 2012 and through August 6, 2012, the Company repurchased 791,939 shares of its common stock at an average price of $9.57 per share for an aggregate purchase price of $7.6 million, including transaction costs.

(b) Cash Dividends

On August 4, 2011, the Company declared a special dividend of $0.35 per common share for all stockholders as of the record date, August 15, 2011, which was paid on August 29, 2011. The dividend was a return of excess capital to stockholders. The total cash amount paid for this special dividend was $48.9 million.

(15) Property and Equipment

During the year ended December 31, 2011, the Company recorded property assets and related financing obligations relating to two office buildings which were under construction in India. The Company had entered into agreements with the building owners to lease space in these buildings. Because the Company was involved with certain structural aspects of construction, the Company was considered the owner for accounting purposes during the construction periods. As of December 31, 2011, the balances of the property assets and the related financing obligations (recorded in “Other long-term liabilities”) were both $12.6 million. As of June 30, 2012, the balances of the property assets and the related financing obligations were $24.5 million and $15.1 million, respectively.

During the three months ended June 30, 2012, construction on both of these buildings was completed, and the Company commenced its occupancy of the buildings. Upon the completion of construction, the Company performed sale-leaseback analyses pursuant to ASC 840, Leases, to determine if it could remove the assets and liabilities from its condensed and consolidated balance sheet. For both buildings, the required criteria which are specified in ASC 840 to qualify for sale-leaseback accounting and de-recognition of the property assets and related financing liabilities were not met. Therefore, the property assets and related financing obligations will remain on the Company’s condensed and consolidated balance sheets.

The property assets recorded during the construction periods, which represent the Company’s shares of the estimated construction costs incurred by the building owners, are being depreciated over periods of 30 years, in accordance with the Company’s policy for depreciating owned building assets. The costs incurred by the Company to build out the leased office spaces are being depreciated over periods of 10 years, in accordance with the Company’s policy for depreciating leasehold improvement assets. The 10-year periods for both buildings are based on the initial contractual lease terms of five years and the expectation that the Company will exercise contractual options to extend the leases on both buildings for five additional years.

The Company bifurcates its lease payments for both buildings into a portion allocated to the buildings, and a portion allocated to the parcels of land on which the buildings have been built. The portions of the lease payments allocated to land are treated for accounting purposes as operating lease payments, and therefore are recorded as rent expense and classified as “General and administrative expense” in the condensed and consolidated statements of operations. The portions of the lease payments allocated to the buildings are bifurcated into a portion allocated to interest expense, and a portion allocated to reducing the financing obligation. At the end of the expected lease terms of 10 years for both buildings, the Company expects to de-recognize the remaining balances of the property assets and the related financing obligations, with no resulting gain or loss expected to be recorded at that time.

(16) Recent Accounting Pronouncements

There are no pending accounting pronouncements which are expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

(17) Subsequent Events

On July 11, 2012, Sapient International GmbH, a Switzerland subsidiary of the Company (the “Borrower”), entered into an uncommitted, multi-currency revolving credit facility (the “Facility”) with a bank. The Facility permits the Borrower to request advances for general working capital purposes, in U.S. dollars, British pounds sterling and euros, not to exceed an equivalent of $20 million U.S. dollars in the aggregate. For each advance, the Borrower requests a term of one, two, three or six months, or such other period to which the Borrower and the bank may agree. Each advance is due for repayment on the last day of the agreed-upon term, or upon demand by the bank or termination of the Facility. Each advance bears interest at an annualized rate equal to the Libor (London Interbank Offered Rate) benchmark rate in effect on the advance date and applicable to the relevant term, plus 2.25%. Interest is payable every three months, or at the end of the relevant advance term, if such term is less than three months. The Facility does not have a contractual term, but the bank may terminate the Facility at any time. The Facility does not include any financial covenants. Any obligations incurred by the Borrower under the Facility are guaranteed at all times by Sapient Corporation.

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

Summary of Results of Operations

The following table presents a summary of our results of operations for the three and six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase / (Decrease)
	2012	2011	Dollars	Percentage	2012	2011	Dollars	Percentage
Service revenues	$278,989	$254,616	$24,373	10%	$539,611	$495,956	$43,655	9%
Income from operations	$24,305	$23,130	$1,175	5%	$40,418	$41,618	$(1,200)	(3)%
Net income	$14,680	$15,204	$(524)	(3)%	$24,162	$27,362	$(3,200)	(12)%

The increases in service revenues for the three and six months ended June 30, 2012 were due to increases in demand for our services in 2012 compared to 2011, and to a lesser extent, revenues generated from the two acquisitions completed during the three months ended September 30, 2011.

Non-GAAP Financial Measures

In our quarterly earnings press releases and conference calls, we discuss two key measures that are not calculated according to generally accepted accounting principles (“GAAP”). The first non-GAAP measure is operating income, as reported on our consolidated and condensed statements of operations, excluding certain expenses and benefits, which we refer to as “non-GAAP income from operations”. The second measure calculates non-GAAP income from operations as a percentage of reported services revenues, which we refer to as “non-GAAP operating margin”. Management believes that these non-GAAP measures help illustrate underlying trends in our business. We use these measures to establish budgets and operational goals (communicated internally and externally), manage our business, and evaluate our performance. We exclude certain expenses and benefits from non-GAAP income from operations that we believe are not reflective of these underlying business trends and are not useful measures in determining our operational performance and overall business strategy. Because our reported non-GAAP financial measures are not calculated according to GAAP, these measures may not necessarily be comparable to GAAP or similarly described non-GAAP measures reported by other companies within our industry. Consequently, our non-GAAP financial measures should not be evaluated in isolation or supplant comparable GAAP measures, but, rather, should be considered together with our consolidated and condensed financial statements, which are prepared according to GAAP. The following table reconciles income from operations as reported on our consolidated and condensed statements of operations to non-GAAP income from operations and GAAP operating margin to non-GAAP operating margin for the three and six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service revenues	$278,989	$254,616	$539,611	$495,956

GAAP income from operations	$24,305	$23,130	$40,418	$41,618
Stock-based compensation expense	6,465	5,343	11,613	9,219
Restructuring and other related (benefits) charges	(14)	(56)	(90)	5,586
Amortization of purchased intangible assets	2,745	1,288	5,367	2,561
Acquisition costs and other related charges	468	223	1,593	223
Stock-based compensation review and restatement benefit	—	—	—	(3,500)

Non-GAAP income from operations	$33,969	$29,928	$58,901	$55,707

GAAP operating margin	8.7%	9.1%	7.5%	8.4%
Effect of adjustments detailed above	3.5%	2.7%	3.4%	2.8%

Non-GAAP operating margin	12.2%	11.8%	10.9%	11.2%

During the first quarter of 2011, we received insurance recovery proceeds of $3.5 million as reimbursement for expenses incurred in 2006 and 2007 relating to the stock option review and restatement. When the expenses were originally incurred, they were excluded from our non-GAAP income from operations. Similarly, the $3.5 million benefit has been excluded from non-GAAP income from operations for the six months ended June 30, 2011. Please see the “Results of Operations” section of this Management’s Discussion and Analysis for a more detailed discussion and analysis of restructuring and other related charges, amortization of purchased intangible assets, and acquisition costs and other related charges.

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

Results of Operations

Three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011

The following table presents the components of net income included in our consolidated and condensed statements of operations as percentages of service revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Service revenues	100.0%	100.0%	100.0%	100.0%
Reimbursable expenses	3.6%	4.3%	3.5%	3.9%

Total gross revenues	103.6%	104.3%	103.5%	103.9%

Operating expenses:
Project personnel expenses	68.9%	69.4%	69.6%	69.3%
Reimbursable expenses	3.6%	4.3%	3.5%	3.9%

Total project personnel expenses and reimbursable expenses	72.5%	73.7%	73.1%	73.2%
Selling and marketing expenses	4.0%	4.0%	4.0%	4.1%
General and administrative expenses	17.2%	16.9%	17.6%	16.6%
Restructuring and other related (benefits) charges	(0.0)%	(0.0)%	(0.0)%	1.1%
Amortization of purchased intangible assets	1.0%	0.5%	1.0%	0.5%
Acquisition costs and other related charges	0.2%	0.1%	0.3%	0.0%

Total operating expenses	94.9%	95.2%	96.0%	95.5%

Income from operations	8.7%	9.1%	7.5%	8.4%
Interest and other income, net	0.4%	0.5%	0.5%	0.5%

Income before income taxes	9.1%	9.6%	8.0%	8.9%
Provision for income taxes	3.8%	3.6%	3.5%	3.4%

Net income	5.3%	6.0%	4.5%	5.5%

Service Revenues

Service revenues for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended June 30,			Percentage Increase
	2012	2011	Increase
Service revenues	$278,989	$254,616	$24,373	10%

	Six Months Ended June 30,			Percentage Increase
	2012	2011	Increase
Service revenues	$539,611	$495,956	$43,655	9%

The following table presents service revenues by industry sector for the three months ended June 30, 2012 and 2011 (in millions, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)
Industry Sector	2012	2011	Dollars	Percentage
Consumer, Travel & Automotive	$125.1	$93.9	$31.2	33%
Financial Services	82.3	83.7	(1.4)	(2)%
Government, Health & Education	28.4	27.3	1.1	4%
Technology & Communications	22.5	30.4	(7.9)	(26)%
Energy Services	20.7	19.3	1.4	7%

Total service revenues	$279.0	$254.6	$24.4	10%

The increases noted above were the result of increases in demand for our services in these industry sectors. The decreases in the Financial Services and Technology & Communications sectors were the result of decreases in demand for our services in those sectors. In constant currency terms, service revenues increased 11% compared to the same period in 2011.

Utilization, which represents the percentage of our delivery personnel’s time spent on billable client work, was 73% for the three months ended June 30, 2012, compared to 71% for the same period in 2011. Our average delivery personnel peoplecount for the three months ended June 30, 2012 increased 6% compared to the same period in 2011, which was in line with service revenue growth. Contractor and consultant usage, measured by expense, decreased by 5% for the three months ended June 30, 2012 compared to the same period in 2011, based on our needs in specialized areas for certain client contracts.

Our five largest clients, in the aggregate, accounted for approximately 21% of our service revenues for the three months ended June 30, 2012, unchanged from the same period in 2011. For the three months ended June 30, 2012 and 2011, no single client accounted for more than 10% of our service revenues. Long-Term and Retainer Revenues represented 51% of our service revenues for the three months ended June 30, 2012, compared to 46% for the same period in 2011. Long-Term and Retainer Revenues are revenues from contracts with durations of at least twelve months, and from applications management and long-term support assignments, which are cancelable.

The following table presents service revenues by industry sector for the six months ended June 30, 2012 and 2011 (in millions, except percentages):

	Six Months Ended June 30,		Increase / (Decrease)
Industry Sector	2012	2011	Dollars	Percentage
Consumer, Travel & Automotive	$241.3	$175.6	$65.7	37%
Financial Services	154.3	163.8	(9.5)	(6)%
Government, Health & Education	56.2	53.3	2.9	5%
Technology & Communications	44.9	62.6	(17.7)	(28)%
Energy Services	42.9	40.7	2.2	5%

Total service revenues	$539.6	$496.0	$43.6	9%

The increases noted above were the result of increases in demand for our services in these industry sectors. The decreases in the Financial Services and Technology & Communications sectors were the result of decreases in demand for our services in those sectors. In constant currency terms, service revenues increased 10% compared to the same period in 2011.

Utilization, which represents the percentage of our delivery personnel’s time spent on billable client work, was 72% for the six months ended June 30, 2012, compared to 71% for the same period in 2011. Our average delivery personnel peoplecount for the six months ended June 30, 2012 increased 7% compared to the same period in 2011, which was in line with service revenue growth. Contractor and consultant usage, measured by expense, decreased by 8% for the six months ended June 30, 2012 compared to the same period in 2011, based on our needs in specialized areas for certain client contracts.

Our five largest clients, in the aggregate, accounted for approximately 21% of our service revenues for the six months ended June 30, 2012, compared to 20% for the same period in 2011. For the six months ended June 30, 2012 and 2011, no single client accounted for more than 10% of our service revenues. Long-Term and Retainer Revenues represented 50% of our service revenues for the six months ended June 30, 2012, compared to 47% for the same period in 2011. Long-Term and Retainer Revenues are revenues from contracts with durations of at least twelve months, and from applications management and long-term support assignments, which are cancelable.

Project Personnel Expenses

Project personnel expenses consist primarily of salaries and employee benefits for personnel dedicated to client projects, contractors and consultants and other direct expenses incurred to complete assignments that were not reimbursed by the client. These costs represent the most significant expenses we incur in providing our services. The following tables present project personnel expenses for the three and six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended June 30,			Percentage Increase
	2012	2011	Increase
Project personnel expenses	$192,214	$176,739	$15,475	9%
Project personnel expenses as a percentage of service revenues	69%	69%	0 points

	Six Months Ended June 30,			Percentage Increase
	2012	2011	Increase
Project personnel expenses	$375,585	$343,415	$32,170	9%
Project personnel expenses as a percentage of service revenues	70%	69%	1 point

The increase for the three months ended June 30, 2012 was a result of our service revenue growth, as we increased delivery personnel peoplecount and certain other direct expenses in order to support the increase in demand for our services. Compensation expenses increased $16.5 million, due to the 6% increase in average peoplecount. Contractor and consultant expense decreased $1.0 million as our need for contractors and consultants in specialized areas for certain client contracts decreased. Travel costs decreased $0.7 million. Other project personnel expenses increased, in the aggregate, $0.7 million.

The increase for the six months ended June 30, 2012 was a result of our service revenue growth, as we increased delivery personnel peoplecount and certain other direct expenses in order to support the increase in demand for our services. Compensation expenses increased $36.0 million, due to the 7% increase in average peoplecount. Contractor and consultant expense decreased $3.5 million as our need for contractors and consultants in specialized areas for certain client contracts decreased. Other project personnel expenses decreased, in the aggregate, $0.3 million.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses. The following tables present selling and marketing expenses for the three and six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended June 30,			Percentage Increase
	2012	2011	Increase
Selling and marketing expenses	$11,230	$10,316	$914	9%
Selling and marketing expenses as a percentage of service revenues	4%	4%	0 points

	Six Months Ended June 30,			Percentage Increase
	2012	2011	Increase
Selling and marketing expenses	$21,925	$20,472	$1,453	7%
Selling and marketing expenses as a percentage of service revenues	4%	4%	0 points

The increase for the three months ended June 30, 2012 was due to an increase of $0.9 million in compensation expense, relating to an increase in peoplecount, and an increase of $0.4 million in travel expense. Other selling and marketing expenses decreased, in the aggregate, $0.4 million.

The increase for the six months ended June 30, 2012 was due to an increase of $1.3 million in compensation expense, relating to an increase in peoplecount, and an increase of $0.7 million in travel expense. Other selling and marketing expenses decreased, in the aggregate, $0.5 million.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative functions, and depreciation and occupancy expenses. The following tables present general and administrative expenses for the three and six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended June 30,			Percentage Increase
	2012	2011	Increase
General and administrative expenses	$48,041	$42,976	$5,065	12%
General and administrative expenses as a percentage of service revenues	17%	17%	0 points

	Six Months Ended June 30,			Percentage Increase
	2012	2011	Increase
General and administrative expenses	$94,813	$82,081	$12,732	16%
General and administrative expenses as a percentage of service revenues	18%	17%	1 point

The increase for the three months ended June 30, 2012 was due to an increase of $2.6 million in facilities expenses, due to office space expansions in several locations during 2011 and the first six months of 2012, and an increase of $2.4 million in compensation expenses, due to a 13% increase in average general and administrative peoplecount. These increases were partially offset by an increase of $0.4 million in currency transaction gains. Other general and administrative expenses increased, in the aggregate, $0.5 million.

The increase for the six months ended June 30, 2012 was due to an increase of $4.6 million in facilities expenses, due to office space expansions in several locations during 2011 and the first six months of 2012, and an increase of $4.2 million in compensation expenses, due to a 14% increase in average general and administrative peoplecount. In addition, the six months ended June 30, 2011 included a benefit of $3.5 million relating to insurance recovery proceeds received as reimbursement of expenses incurred in 2006 and 2007 relating to the stock option review and restatement, while the six months ended June 30, 2012 included no such benefits. These increases were partially offset by the impact of hedging gains and losses, which resulted in a decrease of $0.5 million, as net gains of $0.1 million were recorded in the six months ended June 30, 2012, compared to net losses of $0.4 million in the six months ended June 30, 2011. Other general and administrative expenses increased, in the aggregate, $0.9 million.

Restructuring and Other Related (Benefits) Charges

Restructuring and other related (benefits) charges were $(14,000) and $(0.1) million for the three months ended June 30, 2012 and 2011, respectively. The benefits recorded in both periods were related to changes in the estimated costs to be incurred in connection with previously restructured office leases.

Restructuring and other related (benefits) charges were $(0.1) million and $5.6 million for the six months ended June 30, 2012 and 2011, respectively. The benefits recorded in the six months ended June 30, 2012 were related to changes in estimated future costs to be incurred in connection with two previously restructured office leases. Net restructuring charges of $5.6 million for the six months ended June 30, 2011 consisted primarily of a charge of $5.7 million which was recorded in the first quarter of 2011. This charge was related to cash and other termination benefits for two former Nitro executives whose positions were made redundant, as well as the re-positioning of a portion of our SapientNitro business in Australia from traditional advertising capabilities to digitally-led capabilities. This charge consisted of $1.1 million of cash severance and other associated termination benefits, and a $4.6 million non-cash charge related to the acceleration of unrecognized compensation expense for stock-based awards.

Amortization of Purchased Intangible Assets

Purchased intangible assets consist of customer lists and customer relationships, non-compete and non-solicitation agreements, intellectual property and tradenames acquired in business combinations. Amortization of purchased intangible assets was $2.7 million and $5.4 million for the three and six months ended June 30, 2012, respectively, compared to $1.3 million and $2.6 million for the three and six months ended June 30, 2011, respectively. The increases in expense were due to the impact of new intangible assets recorded in acquisitions which occurred during the three months ended September 30, 2011.

Acquisition Costs and Other Related Charges

Acquisition costs and other related charges include expenses associated with third-party professional services we utilize related to the evaluation of potential targets and the execution of successful acquisitions. Although we may incur costs to evaluate targets, the related potential transaction(s) may never be consummated. Acquisition costs and other related charges also include changes in the fair value of contingent consideration liabilities recorded as the result of acquisitions. These liabilities must be measured at fair value on the acquisition date, and until these liabilities are settled, they must be remeasured to fair value each reporting period, with the changes included in earnings. Acquisition costs and other related charges were $0.5 million and $1.6 million for the three and six months ended June 30, 2012, respectively, compared to $0.2 million for each of the three and six months ended June 30, 2011. The increases were due to remeasurements of the fair value of contingent consideration liabilities during the three and six months ended June 30, 2012, while no such charges were recorded during the three and six months ended June 30, 2011.

We recorded contingent consideration liabilities as the result of our 2011 acquisition of D&D Holdings Limited, and we expect to record quarterly remeasurements of the fair value of these liabilities until they are settled at various points in time through 2014. Acquisition costs and other related charges recorded in the three and six months ended June 30, 2012 included expenses of $0.5 million and $1.3 million, respectively, relating to the remeasurement of the fair value of these contingent consideration liabilities. We may also continue to incur additional acquisition costs and other related charges in future periods resulting from the evaluation of potential acquisition targets.

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest income, which is derived from investments in U.S. government securities, bank time deposits and money market funds. The following tables present interest and other income, net for the three and six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended June 30,			Percentage Decrease
	2012	2011	Decrease
Interest and other income, net	$1,079	$1,256	$(177)	(14)%

	Six Months Ended June 30,			Percentage Increase
	2012	2011	Increase
Interest and other income, net	$2,901	$2,715	$186	7%

The decrease for the three months ended June 30, 2012 as compared to the same period in 2011 was due to lower interest income, relating to a decrease in the average balances of our interest-bearing foreign currency holdings of cash, cash equivalents and marketable securities. The increase for the six months ended June 30, 2012 as compared to the same period in 2011 was due to an increase in other income.

Provision for Income Taxes

The provision for income taxes was $10.7 million and $19.2 million for the three and six months ended June 30, 2012, respectively, compared to $9.2 million and $17.0 million for the three and six months ended June 30, 2011, respectively. Income tax is related to federal, state and foreign tax obligations. The increases in tax expense were primarily related to changes in the mix of jurisdictional profits, and the discrete items relating to each period.

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions. For the three and six months ended June 30, 2012, our effective tax rate varied from the statutory tax rate primarily due to state income taxes, the tax rate differential attributable to income earned by our foreign subsidiaries and the related mix of jurisdictional profits, and changes in uncertain tax positions.

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2012, a valuation allowance is maintained against deferred tax assets associated with certain state tax net operating loss carryforwards. We also maintain a valuation allowance against certain foreign deferred tax assets, primarily in Switzerland, but we believe that deferred tax assets in our other foreign subsidiaries are more likely than not to be realized, and therefore, no valuation allowance has been recorded against these assets.

We had gross unrecognized tax benefits, including interest and penalties, of approximately $17.9 million as of June 30, 2012 and $15.2 million as of December 31, 2011. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of our effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2012 and December 31, 2011, accrued interest and penalties were $1.6 million and $1.4 million, respectively.

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

The following tables present the service revenues and income before income taxes attributable to these operating segments for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service Revenues:
SapientNitro	$194,221	$168,654	$375,456	$322,974
Sapient Global Markets	71,564	72,284	137,881	145,849
Sapient Government Services	13,204	13,678	26,274	27,133

Total service revenues	$278,989	$254,616	$539,611	$495,956

Income Before Income Taxes:
SapientNitro	$62,315	$53,678	$116,119	$100,211
Sapient Global Markets	21,324	20,569	39,765	42,309
Sapient Government Services	3,801	3,374	7,116	6,840

Total reportable segments operating income (1)	87,440	77,621	163,000	149,360
Less: reconciling items (2)	(62,056)	(53,235)	(119,681)	(105,027)

Total income before income taxes	$25,384	$24,386	$43,319	$44,333

(1)	Segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.
(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Centrally managed functions	$53,471	$47,693	$104,099	$93,653
Restructuring and other related (benefits) charges	(14)	(56)	(90)	5,586
Amortization of purchased intangible assets	2,745	1,288	5,367	2,561
Stock-based compensation expense	6,465	5,343	11,613	9,219
Acquisition costs and other related charges	468	223	1,593	223
Interest and other income, net	(1,079)	(1,256)	(2,901)	(2,715)
Unallocated benefits (a)	—	—	—	(3,500)

Total reconciling items	$62,056	$53,235	$119,681	$105,027

(a)	Reflects stock option restatement-related benefits.

Service Revenues by Operating Segment

The following tables present SapientNitro service revenues by industry sector for the three and six months ended June 30, 2012 and 2011 (in millions, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)
Industry Sector	2012	2011	Dollars	Percentage
Consumer, Travel & Automotive	$125.1	$93.9	$31.2	33%
Financial Services	30.2	30.7	(0.5)	(2)%
Technology & Communications	22.5	30.2	(7.7)	(25)%
Government, Health & Education	13.6	11.8	1.8	15%
Energy Services	2.8	2.1	0.7	33%

Total SapientNitro service revenues	$194.2	$168.7	$25.5	15%

	Six Months Ended June 30,		Increase / (Decrease)
Industry Sector	2012	2011	Dollars	Percentage
Consumer, Travel & Automotive	$241.4	$175.6	$65.8	37%
Financial Services	55.4	59.4	(4.0)	(7)%
Technology & Communications	44.9	62.3	(17.4)	(28)%
Government, Health & Education	27.3	21.6	5.7	26%
Energy Services	6.5	4.1	2.4	59%

Total SapientNitro service revenues	$375.5	$323.0	$52.5	16%

The increases in SapientNitro service revenues for the three and six months ended June 30, 2012 were due to increases in demand for SapientNitro services in the consumer, travel & automotive industry sectors. We have experienced increasing acceptance of our value proposition particularly in these sectors, as companies in these sectors shift more of their marketing efforts to digital commerce. In constant currency terms, SapientNitro service revenues increased 17% for the three months ended June 30, 2012, and 17% for the six months ended June 30, 2012, compared to the same periods in 2011.

The following tables present Sapient Global Markets service revenues by industry sector for the three and six months ended June 30, 2012 and 2011 (in millions, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)
Industry Sector	2012	2011	Dollars	Percentage
Financial Services	$52.2	$53.0	$(0.8)	(2)%
Energy Services	17.8	17.2	0.6	3%
Government, Health & Education	1.6	2.1	(0.5)	(24)%

Total Sapient Global Markets service revenues	$71.6	$72.3	$(0.7)	(1)%

	Six Months Ended June 30,		Decrease
Industry Sector	2012	2011	Dollars	Percentage
Financial Services	$98.9	$104.2	$(5.3)	(5)%
Energy Services	36.3	36.7	(0.4)	(1)%
Government, Health & Education	2.7	4.9	(2.2)	(45)%

Total Sapient Global Markets service revenues	$137.9	$145.8	$(7.9)	(5)%

The decreases in Sapient Global Markets service revenues for the three and six months ended June 30, 2012 were due to decreases in demand, most significantly in the financial services sector. In constant currency terms, Sapient Global Markets service revenues increased less than 1% for the three months ended June 30, 2012, and decreased 4% for the six months ended June 30, 2012, compared to the same periods in 2011.

Service revenues for the Sapient Government Services operating segment decreased 3% for both the three and six months ended June 30, 2012, compared to the same periods in 2011, due to decreases in demand for our services in this segment.

Operating Income by Operating Segments

SapientNitro’s operating income as a percentage of related service revenues was 32% for the three months ended June 30, 2012, unchanged from the same period in 2011, and was 31% for the six months ended June 30, 2012, unchanged from the same period in 2011.

Sapient Global Markets’ operating income as a percentage of related service revenues was 30% for the three months ended June 30, 2012, compared to 28% for the same period in 2011, and was 29% for the six months ended June 30, 2012, compared to 29% for the same period in 2011. The increase for the three months ended June 30, 2012 was due to a decrease in external contractors and consultant expense as a percentage of related service revenues as compared to the same period in 2011.

Sapient Government Services’ operating income as a percentage of related service revenues was 29% for the three months ended June 30, 2012, compared to 25% for the same period in 2011, and was 27% for the six months ended June 30, 2012, compared to 25% for the same period in 2011. The increases were due to decreases in compensation expense and external contractors and consultant expense as percentages of related service revenues for the three and six months ended June 30, 2012, as compared to the same periods in 2011.

Liquidity and Capital Resources

	June 30, 2012	December 31, 2011
	(in thousands)
Cash, cash equivalents, restricted cash and marketable securities	$173,047	$225,649

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Summary of cash flow activities:
Net cash provided by operating activities	$4,012	$19,423
Net cash used in investing activities	$(22,860)	$(19,220)
Net cash (used in) provided by financing activities	$(32,822)	$6,053

We invest our excess cash predominantly in money market funds, time deposits with maturities of 91 days or less, mutual funds and other cash equivalents.

As of June 30, 2012 and December 31, 2011, we had $5.9 million and $4.2 million, respectively, held with various banks as collateral for letters of credit and performance bonds, and these amounts are classified as restricted cash on our consolidated and condensed balance sheets.

Operating Activities

Cash provided by operating activities was $4.0 million for the six months ended June 30, 2012. This resulted from net income of $24.2 million and the addition of net non-cash charges of $39.3 million, less a decrease of $59.4 million in cash relating to changes in working capital. Within working capital, accrued compensation decreased $21.3 million due to payments during the six months ended June 30, 2012 of bonuses relating to 2011 performance (partially offset by 2012 bonus accruals). Cash provided by operating activities decreased compared to the $19.4 million provided during the six months ended June 30, 2011, which resulted from net income of $27.4 million and the addition of net non-cash items of $30.9 million, partially offset by $38.9 million of cash used for changes in working capital.

Days sales outstanding (“DSO”) is calculated based on the actual three months of total revenue and period end accounts receivable, unbilled revenue and deferred revenue balances. DSO increased 5% to 66 days as of June 30, 2012 as compared to 63 days as of December 31, 2011. DSO increased due to the increase in unbilled revenues, specifically the timing of achieving certain project milestones and the timing of billings. Time and materials arrangements have longer billing cycles than fixed-price contracts, which increases DSO. During the three months ended June 30, 2012, 47% of our service revenues was derived from time and materials arrangements, unchanged from the fourth quarter of 2011. We expect our unbilled revenues to be short-term in nature, with a majority being billed within 90 days.

Investing Activities

Cash used in investing activities was $22.9 million for the six months ended June 30, 2012. This included the use of $22.7 million for capital expenditures, primarily for the build-out of offices in our India locations, and internally developed software. Cash used in investing activities was $19.2 million in the six months ended June 30, 2011, due to the use of $19.6 million for capital expenditures, primarily for the build-out of offices in our India locations, and the costs of internally developed software. This was partially offset by $0.8 million provided by decreases in restricted cash balances.

Financing Activities

Cash used in financing activities was $32.8 million in the six months ended June 30, 2012, due to the use of $37.0 million for common stock repurchases, offset by $3.4 million of tax benefits from stock plans. Cash provided by financing activities was $6.1 million for the six months ended June 30, 2011, due to $7.9 million of proceeds from stock option exercises, partially offset by net repayments of $1.8 million under our revolving credit facility in India.

We use foreign exchange option contracts to partially mitigate the effects of exchange rate fluctuations on revenues and operating expenses denominated in certain foreign currencies. Please see Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of our use of such derivative financial instruments.

We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We are subject to various legal claims totaling approximately $0.3 million, for which the likelihood of a loss is considered more than remote, and various administrative audits, each of which have arisen in the ordinary course of our business. We have recorded an accrual as of June 30, 2012 of approximately $0.3 million related to certain of these items for which the likelihood of a loss is considered probable. Although we intend to defend these matters vigorously, the ultimate outcome of these matters is uncertain. However, we do not expect the potential losses, if any, to have a material adverse impact on our operating results.

As of June 30, 2012, our total cash, cash equivalents, restricted cash and marketable securities balance included $45.9 million held by our U.S. entities and $127.2 million held by our foreign subsidiaries. If we need to access these overseas funds for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to reinvest the unremitted earnings of our foreign subsidiaries indefinitely, except for $36.9 million of unremitted earnings which as of June 30, 2012 were not reinvested indefinitely. Our current plans do not demonstrate a need to repatriate any overseas funds to fund our U.S. operations.

We believe that our existing cash, credit facility and other short-term investments will be sufficient to meet our working capital and capital expenditure requirements, investing activities, repurchases of common stock, and the expected cash outlays for our previously recorded restructuring activities, for at least the next 12 months.

New Accounting Pronouncements

There are no pending accounting pronouncements which are expected to have a material impact on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. The market values of fixed rate securities may be adversely impacted due to a rise in market interest rates, while floating rate securities may produce less income than expected if market interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, and we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. If the interest rate had fluctuated by 10%, the increase or decrease in value of our marketable securities would not have been material as of June 30, 2012 and our interest income would not have changed by a material amount for the three and six months ended June 30, 2012.

As of June 30, 2012, we held, at fair value, $1.3 million in auction rate securities (“ARS”) classified as available-for-sale. We do not intend to sell the remaining $1.4 million (amortized cost) in ARS classified as available-for-sale until a successful auction occurs, nor do we believe that we will be required to sell these securities at less than amortized cost before a successful auction occurs.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates because significant portions of our revenues, expenses, assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the British pound sterling, the euro, the Indian rupee and the Canadian dollar. These exposures may change over time as business practices evolve.

Foreign Currency

Foreign Currency Transaction Exposure:

Foreign currency transaction exposure is derived primarily from intercompany transactions of a short-term nature and transactions with clients or vendors in currencies other than the functional currency of the legal entity in which the transaction is recorded. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency at each reporting period using period-end exchange rates and any resulting gain or loss as a result of currency fluctuations is recorded in general and administrative expenses in our consolidated and condensed statements of operations. Foreign currency transaction net gains of $0.4 million and $0.1 million were recorded for the three months ended June 30, 2012 and 2011, respectively. Foreign currency transaction net gains of $0.7 million and $0.4 million were recorded for the six months ended June 30, 2012 and 2011, respectively.

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

For the three months ended June 30, 2012, approximately 21% of our revenues and approximately 47% of our operating expenses were generated by subsidiaries for which the functional currency is not the U.S. dollar and thus subject to foreign currency translation exposure, as compared to 32% and 48%, respectively, for the same period in 2011. In addition, 51% of our assets and 54% of our liabilities were subject to foreign currency translation exposure as of June 30, 2012, as compared to 53% of our assets and 51% of our liabilities as of December 31, 2011. We also have assets and liabilities in certain entities that are denominated in currencies other than the entity’s functional currency and are subject to foreign currency exposure, as described above.

Approximately 16% of our operating expenses for the six months ended June 30, 2012 was incurred by foreign subsidiaries whose functional currency is the Indian rupee. Because we have minimal associated revenues in Indian rupees, any significant movement in the exchange rate between the U.S. dollar and the rupee has a significant impact on our operating expenses and operating profit. Approximately 9%, 2% and 5% of our service revenues for the six months ended June 30, 2012 were generated by foreign subsidiaries whose functional currencies are the British pound sterling, euro and Canadian dollar, respectively. Any significant movements in the exchange rates between the U.S. dollar and the British pound sterling, the U.S. dollar and the euro, and the U.S. dollar and the Canadian dollar have a significant impact on our service revenues and operating income. We manage these exposures through a risk management program which is designed to mitigate our exposure to operating expenses incurred by foreign subsidiaries whose functional currency is the Indian rupee and operating margins in foreign subsidiaries whose functional currencies are the British pound sterling, the euro and the Canadian dollar. This program includes the use of derivative financial instruments which are not designated as accounting hedges. As of June 30, 2012, we had option contracts outstanding in the notional amount of approximately $26.3 million ($16.9 million for our Indian rupee contracts, $6.2 million for our British pound sterling contracts, $0.8 million for our euro contracts and $2.4 million for our Canadian dollar contracts). Because these instruments are option collars that are settled on a net basis with the counterparty banks, we have not recorded the gross underlying notional amounts in our consolidated and condensed balance sheets as of June 30, 2012. The following table presents a summary of our net realized and unrealized gains or losses on our option contracts for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(Loss) gain on foreign exchange option contracts not designated	$(129)	$(102)	$82	$(371)

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

	Maximum Losses Resulting from Changes in Underlying Average Exchange Rates of:
Currency	10%	15%	20%
Indian rupee	$0.5	$1.2	$1.8
British pound sterling	$0.5	$0.9	$1.2
Euro	$0.1	$0.1	$0.1
Canadian dollar	$0.2	$0.4	$0.6

Open option positions as of June 30, 2012 expire in July, August and September of 2012 and, therefore, any realized losses in respect to these positions after June 30, 2012 would be recognized in the three months ending September 30, 2012.

For additional quantitative and qualitative disclosures about market risk affecting Sapient, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management has conducted an evaluation, under the supervision of and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of June 30, 2012 were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have offices throughout the world. Our international operations account for a significant percentage of our total revenues, and our GDD model is a key component of our ability to deliver our services successfully. Our international operations are subject to inherent risks, including:

•	economic recessions in foreign countries;

•	fluctuations in currency exchange rates or impositions of restrictive currency controls;

•	political instability, war or military conflict;

•	changes in regulatory requirements;

•	complexities and costs in effectively managing multi-national operations and associated internal controls and procedures;

•	significant changes in immigration policies or difficulties in obtaining required immigration approvals for international assignments;

•	restrictions imposed on the import and export of technologies in countries where we operate;

•	tightened credit markets in particular geographies;

•	reduced protection for intellectual property in some countries; and

•	changes in tax laws.

In particular, our GDD model depends heavily on our offices in Gurgaon, Bangalore and Noida, India. Any escalation in the political or military instability in India or Pakistan or the surrounding countries, or a business interruption resulting from a natural disaster, such as an earthquake, could hinder our ability to use GDD successfully and could result in material adverse effects to our business, financial condition and results of operations. Furthermore, the delivery of our services from remote locations causes us to rely on data, phone, power and other networks which are not as reliable in India as those in other countries where we operate. Any failures of these systems or any failure of our systems generally, could affect the success of our GDD model. Remote delivery of our services also increases the complexity and risk of delivering our services, which could affect our ability to satisfy our clients’ expectations or perform our services within the estimated time frame and budget for each assignment.

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

Jerry A. Greenberg, current Co-Chairman of the Board of Directors and former Chief Executive Officer of the Company, and J. Stuart Moore, former Co-Chairman of the Board of Directors and Co-Chief Executive Officer and current member of our Board of Directors, hold, in the aggregate, approximately 11% of the outstanding shares of our common stock as of August 1, 2012. As a result, they have the ability to substantially influence and, in some cases, may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors. Messrs. Greenberg and Moore also beneficially own substantial holdings not represented by this percentage over which they have no voting or dispositive powers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes information with respect to repurchases we made of our common stock during the three-month period ended June 30, 2012:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program
April 1, 2012 to April 30, 2012	—	$—	—	$100,000,000
May 1, 2012 to May 31, 2012	1,973,300	$10.74	1,973,300	$78,810,319
June 1, 2012 to June 30, 2012	1,464,800	$10.81	1,464,800	$62,979,678

Total	3,438,100	$10.77	3,438,100

(1)	On May 10, 2012, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $100 million of the Company’s common stock. Under the program, management of the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The program will expire on May 9, 2014.

Item 6. Exhibits

31.1*	Certification of Alan J. Herrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Alan J. Herrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from Sapient Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated and Condensed Balance Sheets, (ii) Consolidated and Condensed Statements of Operations, (iii) Consolidated and Condensed Statements of Comprehensive Income, (iv) Consolidated and Condensed Statements of Cash Flows and (v) Notes to the Consolidated and Condensed Financial Statements.

*	Exhibits filed herewith.
**	Exhibits furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Alan J. Herrick Alan J. Herrick	Co-Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	August 7, 2012

/s/ Joseph S. Tibbetts, Jr. Joseph S. Tibbetts, Jr.	Chief Financial Officer (Principal Financial Officer)	August 7, 2012