Form 10-Q
period 2012-09-30
SAPIENT CORP
filed 2012-11-09
CIK 1008817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

(Not applicable)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2012
Common Stock, $0.01 par value per share	137,941,465 shares

SAPIENT CORPORATION

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Consolidated and Condensed Balance Sheets as of September 30, 2012 and December 31, 2011	4
Consolidated and Condensed Statements of Operations for the Three and Nine Months ended September 30, 2012 and 2011	5
Consolidated and Condensed Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2012 and 2011	6
Consolidated and Condensed Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011	7
Notes to Unaudited Consolidated and Condensed Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 6. Exhibits	42
Signatures	42

EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included in this Quarterly Report on Form 10-Q, including those related to our cash and liquidity resources, our cash expenditures relating to dividend payments and restructuring, the nature of our unbilled revenues, our tax estimates and deferred tax amounts, the outcome of tax audits, the effects of restructuring certain subsidiaries, our accrual of contingent liabilities, the impact of acquisitions and acquisition costs, our compensation expense, the effects of changes in interest rates and currency exchange rate fluctuations, the impact of new accounting pronouncements, anticipated revenue from our services, including traditional IT consulting services, our ability to meet working capital and capital expenditure requirements, investing activities, stock repurchases and expected cash outlays, the outcome of litigation, our reinvestment of unremitted earnings and our plans to repatriate overseas funds, our expectations regarding fixed-price contracts and lease extensions, and our ability to sell auction rate securities, as well as any statement other than statements of historical facts regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part II, Item 1A, “Risk Factors”, and elsewhere in this Quarterly Report on Form 10-Q. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Quarterly Report on Form 10-Q was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited) (In thousands, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$199,521	$212,406
Marketable securities, current portion	6,496	7,748
Restricted cash, current portion	2,074	426
Accounts receivable, net of allowance for doubtful accounts of $0 and $86 at September 30, 2012 and December 31, 2011, respectively	174,334	156,109
Unbilled revenues	69,891	61,712
Deferred tax assets, current portion	19,003	19,495
Prepaid expenses and other current assets	38,812	22,734

Total current assets	510,131	480,630
Marketable securities, net of current portion	1,290	1,290
Restricted cash, net of current portion	3,024	3,779
Property and equipment, net	81,617	64,877
Purchased intangible assets, net	29,643	36,822
Goodwill	110,259	107,971
Deferred tax assets, net of current portion	1,433	1,840
Other assets	8,253	8,591

Total assets	$745,650	$705,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,639	$25,389
Accrued expenses	36,857	46,125
Accrued compensation	79,403	77,721
Accrued restructuring costs, current portion	125	324
Income taxes payable	6,225	3,359
Deferred revenues	20,790	25,356

Total current liabilities	170,039	178,274
Accrued restructuring costs, net of current portion	267	407
Deferred tax liabilities, net of current portion	19,525	12,515
Other long-term liabilities	59,259	48,242

Total liabilities	249,090	239,438

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 142,062,641 and 140,238,302 shares issued, and 137,687,825 and 140,122,986 shares outstanding at September 30, 2012 and December 31, 2011, respectively	1,421	1,402
Additional paid-in capital	555,026	535,152
Treasury stock, at cost, 4,374,816 and 115,316 shares at September 30, 2012 and December 31, 2011, respectively	(45,665)	(762)
Accumulated other comprehensive loss	(22,464)	(32,021)
Retained earnings (accumulated deficit)	8,242	(37,409)

Total stockholders’ equity	496,560	466,362

Total liabilities and stockholders’ equity	$745,650	$705,800

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		(In thousands, except per share amounts)
Revenues:
Service revenues	$288,467	$262,730	$827,835	$758,686
Reimbursable expenses	10,801	11,152	29,690	30,548

Total gross revenues	299,268	273,882	857,525	789,234

Operating expenses:
Project personnel expenses	194,175	175,789	569,760	520,274
Reimbursable expenses	10,801	11,152	29,690	30,548

Total project personnel expenses and reimbursable expenses	204,976	186,941	599,450	550,822
Selling and marketing expenses	11,221	8,632	33,146	29,104
General and administrative expenses	46,450	44,429	141,017	126,666
Restructuring and other related (benefits) charges	(19)	1,191	(109)	6,777
Amortization of purchased intangible assets	2,744	1,725	8,111	4,286
Acquisition costs and other related charges	1,121	1,082	2,714	1,305

Total operating expenses	266,493	244,000	784,329	718,960

Income from operations	32,775	29,882	73,196	70,274
Interest and other income, net	812	2,037	3,713	4,752

Income before income taxes	33,587	31,919	76,909	75,026
Provision for income taxes	12,100	12,168	31,258	29,336

Net income	$21,487	$19,751	$45,651	$45,690

Basic net income per share	$0.16	$0.14	$0.33	$0.33

Diluted net income per share	$0.15	$0.14	$0.32	$0.32

Weighted average common shares	136,883	138,679	138,544	137,539
Weighted average dilutive common share equivalents	3,275	3,929	3,979	4,221

Weighted average common shares and dilutive common share equivalents	140,158	142,608	142,523	141,760

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		(In thousands)
Net income	$21,487	$19,751	$45,651	$45,690

Other comprehensive income (loss):
Foreign currency translation adjustments	10,591	(14,673)	9,526	(9,428)
Net unrealized gain on available-for-sale investments, net of tax	17	—	21	21

Other comprehensive income (loss)	10,608	(14,673)	9,547	(9,407)

Comprehensive income	$32,095	$5,078	$55,198	$36,283

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$45,651	$45,690
Adjustments to reconcile net income to net cash provided by operating activities:
Loss recognized on disposition of fixed assets	253	42
Unrealized (gain) loss on financial instruments	(580)	150
Depreciation expense	17,159	13,943
Amortization of purchased intangible assets	8,111	4,286
Deferred income taxes	9,430	9,467
Stock-based compensation expense	17,386	14,237
Non-cash restructuring charges	—	4,564
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(16,665)	(4,439)
Unbilled revenues	(7,709)	(24,280)
Prepaid expenses and other current assets	(10,837)	(5,954)
Other assets	625	(670)
Accounts payable	(1,639)	8,318
Accrued expenses	(14,681)	(2,242)
Accrued compensation	(8,452)	(3,621)
Accrued restructuring costs	(340)	(1,539)
Deferred revenues	(4,705)	(844)
Other long-term liabilities	8,131	5,831

Net cash provided by operating activities	41,138	62,939

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(44,602)
Proceeds from sale of property and equipment	32	—
Purchases of property and equipment and cost of internally developed software	(27,521)	(28,711)
Proceeds from sales and maturities of marketable securities classified as available-for-sale	1,900	4,470
Purchases of marketable securities classified as available-for-sale	(326)	(4,783)
Cash paid on financial instruments, net	(78)	(193)
Change in restricted cash	(887)	654

Net cash used in investing activities	(26,880)	(73,165)

Cash flows from financing activities:
Principal payments under capital lease obligations	(47)	(54)
Proceeds from credit facilities	—	10,387
Repayment of amounts borrowed under credit facilities	—	(14,807)
Proceeds from stock option plans	1,073	8,388
Tax benefits from stock plans	10,611	—
Repayment of acquired debt	—	(3,766)
Repurchases of common stock	(44,603)	—
Dividends paid on common stock	—	(48,873)

Net cash used in financing activities	(32,966)	(48,725)

Effect of exchange rate changes on cash and cash equivalents	5,823	(5,203)

Decrease in cash and cash equivalents	(12,885)	(64,154)
Cash and cash equivalents at beginning of period	212,406	219,448

Cash and cash equivalents at end of period	$199,521	$155,294

Supplemental cash flow information:
Non-cash investing transaction:
Common stock issued as contingent earnout consideration associated with acquisition	$—	$4,872

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Certain items for the three and nine months ended September 30, 2011 and as of the year ended December 31, 2011 have been reclassified to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Sapient,” “the Company,” “we,” “us” or “our” refer to Sapient Corporation and its consolidated subsidiaries.

Revision of Prior Period Financial Statements

During the quarter ended September 30, 2012, in connection with the Company’s preparation of its federal income tax return for the fiscal year ended December 31, 2011, the Company identified certain prior period errors which affected the interim period ended March 31, 2012, the interim and annual periods ended December 31, 2011 and 2010, and the interim and annual period ended December 31, 2009. The most significant prior period error relates primarily to the Company’s accounting for deferred income taxes associated with certain stock-based compensation awards in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation. As a result of a detailed analysis performed by the Company, management noted that its deferred tax asset associated with stock-based compensation awards did not contemplate the cancellation of certain vested awards granted prior to the adoption of FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, and, as such, the carrying amount of the deferred tax asset balance as of December 31, 2009 was overstated. Because the deferred tax asset balance was overstated, the Company’s corresponding release in December 2009 of its deferred tax asset valuation reserve was also overstated. The remaining prior period errors identified by the Company during the quarter ended September 30, 2012 primarily impacted deferred tax assets and income tax expense, and included certain immaterial adjustments related to tax deductions taken through the Company’s fiscal year 2011 that the Company corrected in its 2011 federal income tax return. In addition, the Company decided also to revise the presentation of certain other immaterial prior period errors that were previously corrected in the Company’s consolidated financial statements in reporting periods other than those in which these errors originated. The Company has reflected the correction of all identified prior period errors in the periods in which they originated.

In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded that these errors were not material, individually or in the aggregate, to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. However, if the entire correction was recorded in the third quarter of 2012, the cumulative amount would be material in the year ended December 31, 2012 and would have impacted comparisons to prior periods. As such, the revisions for these corrections are reflected in the financial information of the applicable prior periods and will be reflected in future filings containing such financial information.

The effects of these prior period errors in the consolidated financial statements are as follows:

Revised Consolidated Statements of Operations Amounts

	Three Months Ended March 31, 2012
	As previously reported	Adjustments	As revised
	(In thousands, except per share amounts)
Service revenues	$260,622	$(243)	$260,379
General and administrative expenses	46,772	(246)	46,526
Income before income taxes	17,935	3	17,938
Provision for income taxes	8,453	1	8,454
Net income	9,482	2	9,484

Basic net income per share	$0.07	$—	$0.07
Diluted net income per share	$0.07	$—	$0.07

Revised Consolidated Statements of Operations Amounts

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
	(In thousands, except per share amounts)			(In thousands, except per share amounts)			(In thousands, except per share amounts)
Service revenues	$1,020,840	$243	$1,021,083	$823,511	$—	$823,511	$638,884	$—	$638,884
Project personnel expenses	690,821	220	691,041	563,930	477	564,407	435,859	(697)	435,162
General and administrative expenses	171,641	118	171,759	150,877	(77)	150,800	118,018	205	118,223
Income before income taxes	110,514	(95)	110,419	67,603	(400)	67,203	43,576	492	44,068
Provision for (benefit from) income taxes	36,896	847	37,743	23,798	727	24,525	(44,550)	9,774	(34,776)
Net income	73,618	(942)	72,676	43,805	(1,127)	42,678	88,126	(9,282)	78,844

Basic net income per share	$0.53	$—	$0.53	$0.33	$(0.01)	$0.32	$0.69	$(0.07)	$0.62
Diluted net income per share	$0.52	$(0.01)	$0.51	$0.32	$(0.01)	$0.31	$0.66	$(0.07)	$0.59

Revised Consolidated Statements of Operations Amounts

	Three Months Ended December 31, 2011			Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
	(In thousands, except per share amounts)			(In thousands, except per share amounts)			(In thousands, except per share amounts)
Service revenues	$262,154	$243	$262,397	$262,730	$—	$262,730	$758,686	$—	$758,686
Project personnel expenses	170,767	—	170,767	176,639	(850)	175,789	520,054	220	520,274
General and administrative expenses	45,223	(130)	45,093	44,337	92	44,429	126,418	248	126,666
Income before income taxes	35,020	373	35,393	31,161	758	31,919	75,494	(468)	75,026
Provision for income taxes	7,866	541	8,407	12,059	109	12,168	29,030	306	29,336
Net income	27,154	(168)	26,986	19,102	649	19,751	46,464	(774)	45,690

Basic net income per share	$0.20	$(0.01)	$0.19	$0.14	$—	$0.14	$0.34	$(0.01)	$0.33
Diluted net income per share	$0.19	$—	$0.19	$0.13	$0.01	$0.14	$0.33	$(0.01)	$0.32

Revised Consolidated Statements of Operations Amounts

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011			Three Months Ended March 31, 2011
	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
	(In thousands, except per share amounts)			(In thousands, except per share amounts)			(In thousands, except per share amounts)
Project personnel expenses	$176,739	$850	$177,589	$343,415	$1,070	$344,485	$166,676	$220	$166,896
General and administrative expenses	42,976	92	43,068	82,081	156	82,237	39,105	64	39,169
Income before income taxes	24,386	(942)	23,444	44,333	(1,226)	43,107	19,947	(284)	19,663
Provision for income taxes	9,182	37	9,219	16,971	197	17,168	7,789	160	7,949
Net income	15,204	(979)	14,225	27,362	(1,423)	25,939	12,158	(444)	11,714

Basic net income per share	$0.11	$(0.01)	$0.10	$0.20	$(0.01)	$0.19	$0.09	$—	$0.09
Diluted net income per share	$0.11	$(0.01)	$0.10	$0.19	$(0.01)	$0.18	$0.09	$(0.01)	$0.08

Consolidated and Condensed Statements of Comprehensive Income

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	(In thousands)			(In thousands)
	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
Net income	$19,102	$649	$19,751	$46,464	$(774)	$45,690

Other comprehensive (loss) income:
Foreign currency translation adjustments	(14,673)	—	(14,673)	(9,428)	—	(9,428)
Unrealized gain on available-for-sale securities	—	—	—	21	—	21

Other comprehensive (loss) income	(14,673)	—	(14,673)	(9,407)	—	(9,407)

Comprehensive income	$4,429	$649	$5,078	$37,057	$(774)	$36,283

Revised Consolidated Balance Sheet Amounts

	As of December 31, 2011
	As previously reported	Adjustments	As revised
	(In thousands)
Deferred tax assets, current portion	$19,966	$(471)	$19,495
Property and equipment, net	64,257	620	64,877
Deferred tax assets, net of current portion	9,227	(7,387)	1,840
Total assets	713,038	(7,238)	705,800
Income taxes payable	2,913	446	3,359
Deferred revenues	25,599	(243)	25,356
Deferred tax liabilities, net of current portion	7,787	4,728	12,515
Other long-term liabilities	47,369	873	48,242
Total liabilities	233,634	5,804	239,438
Additional paid-in capital	536,836	(1,684)	535,152
Accumulated other comprehensive loss	(32,014)	(7)	(32,021)
Accumulated deficit	(26,058)	(11,351)	(37,409)
Total stockholders’ equity	479,404	(13,042)	466,362
Total liabilities and stockholders’ equity	713,038	(7,238)	705,800

Revised Consolidated Statement of Cash Flows Amounts

	Nine Months Ended September 30, 2011
	As previously reported	Adjustments	As revised
	(In thousands)
Net income	$46,464	$(774)	$45,690
Deferred income taxes	9,161	306	9,467
Accrued expenses	(2,462)	220	(2,242)
Other long-term liabilities	5,583	248	5,831
Net cash provided by operating activities	62,939	—	62,939
Net cash used in investing activities	(73,165)	—	(73,165)
Net cash used in financing activities	(48,725)	—	(48,725)
Effect of exchange rate changes on cash and cash equivalents	(5,203)	—	(5,203)
Decrease in cash and cash equivalents	(64,154)	—	(64,154)
Cash and cash equivalents, at beginning of year	219,448	—	219,448
Cash and cash equivalents, at end of period	155,294	—	155,294

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

The former shareholders of DAD are also eligible to receive additional consideration of up to $21.7 million, which is contingent on the achievement of certain financial conditions within the period from July 1, 2011 to June 30, 2014. If such conditions are achieved, the consideration is payable under certain circumstances in cash, common stock or a combination of both. Using a discounted cash flow method, the Company recorded an estimated contingent consideration liability of $15.7 million as of the acquisition date, $15.4 million as of December 31, 2011, and $13.1 million as of September 30, 2012. During the three months ended March 31, 2012, one of the financial conditions was achieved and as a result, $4.7 million of the escrow was released to the former shareholders of DAD during the three months ended June 30, 2012. The Company will continue to assess the probability that the remaining conditions will be achieved, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. During the three and nine months ended September 30, 2012, the Company recorded expenses of $0.5 million and $1.8 million, respectively, relating to the remeasurement of the fair value of the contingent liability. These charges are included in “Acquisition costs and other related charges” in the Company’s consolidated and condensed statements of operations. The contingent consideration liability is denominated in a foreign currency and, therefore, its value as reported in U.S. dollars on the Company’s consolidated and condensed balance sheet may also change from period to period due to currency exchange rate fluctuations.

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

	Pro Forma (Unaudited)
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Service revenues	$267,552	$777,665
Net income	$18,590	$42,013
Basic net income per share	$0.13	$0.31
Diluted net income per share	$0.13	$0.29

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

The Company acquired a deferred consideration obligation of $8.1 million in connection with the acquisition of Nitro. The obligation was denominated in a foreign currency. Pursuant to the purchase agreement, the seller agreed to indemnify the Company for payments in excess of $8.0 million. The Company paid $4.6 million in 2009 and $3.2 million in 2010 to settle this obligation. As of September 30, 2012, the Company had a deferred consideration obligation of $0.4 million, and an indemnification asset of $0.2 million. During the three months ended September 30, 2012, the Company clawed back 29,461 shares of its common stock from the seller (held in escrow) to settle an indemnification asset valued at $0.3 million.

(3) Marketable Securities and Fair Value Disclosures

Marketable Securities

As of September 30, 2012 and December 31, 2011, the estimated fair value of the Company’s marketable securities classified as available-for-sale securities was $7.8 million and $9.0 million, respectively. The Company did not hold any marketable securities classified as trading securities as of September 30, 2012 or December 31, 2011.

The following tables present details of the Company’s marketable securities as of September 30, 2012 and December 31, 2011 (in thousands):

	Available-for-Sale Securities as of September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Long-term:
Auction rate securities	$1,400	$—	$(110)	$1,290
Short-term:
Mutual funds	6,464	38	(6)	6,496

Total	$7,864	$38	$(116)	$7,786

	Available-for-Sale Securities as of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Long-term:
Auction rate securities	$1,400	$—	$(110)	$1,290
Short-term:
Mutual funds	7,748	—	—	7,748

Total	$9,148	$—	$(110)	$9,038

As of September 30, 2012 and December 31, 2011, all of the Company’s available-for-sale auction rate securities (“ARS”) had been in an unrealized loss position for more than twelve months.

Using a discounted cash flow analysis, the Company determined that the fair value of its ARS classified as available-for-sale securities was $110,000 less than their amortized cost as of September 30, 2012, and December 31, 2011. The gross unrealized losses on ARS of $110,000 as of September 30, 2012 and December 31, 2011 are included in “Accumulated other comprehensive loss” on the Company’s consolidated and condensed balance sheets. The Company does not intend to sell its ARS classified as available-for-sale until a successful auction occurs and these ARS investments are liquidated at amortized cost, nor does the Company expect to be required to sell these ARS before a successful auction occurs.

Actual maturities of the Company’s marketable securities may differ from contractual maturities because some borrowers have the right to call or prepay the obligations. Gross gains and losses realized on sales of securities are calculated using the specific identification method, and no such gains or losses were recorded during the three and nine months ended September 30, 2012 or 2011.

Fair Value Disclosures

The Company records certain assets and liabilities at fair value. The following tables present the Company’s fair value hierarchy for its assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at September 30, 2012 Using
	Level 1	Level 2	Level 3	Total
Financial assets:
Auction rate securities	$—	$—	$1,290	$1,290
Bank time deposits	—	71,912	—	71,912
Foreign exchange option contracts, net	—	858	—	858
Money market fund deposits	6,738	—	—	6,738
Mutual funds	6,496	—	—	6,496
Indemnification assets acquired	—	—	152	152

Total	$13,234	$72,770	$1,442	$87,446

	Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts, net	$—	$248	$—	$248
Contingent consideration liability associated with acquisition	—	—	13,067	13,067
Other long-term liabilities acquired	—	—	364	364

Total	$—	$248	$13,431	$13,679

	Fair Value Measurements at December 31, 2011 Using
	Level 1	Level 2	Level 3	Total
Financial assets:
Auction rate securities	$—	$—	$1,290	$1,290
Bank time deposits	—	76,292	—	76,292
Foreign exchange option contracts, net	—	3	—	3
Money market fund deposits	4,489	—	—	4,489
Mutual funds	7,748	—	—	7,748
Indemnification assets acquired	—	—	527	527

Total	$12,237	$76,295	$1,817	$90,349

	Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts, net	$—	$271	$—	$271
Contingent consideration liability associated with acquisition	—	—	15,390	15,390
Other long-term liabilities acquired	—	—	711	711

Total	$—	$271	$16,101	$16,372

The Company did not have any transfers of assets or liabilities between Level 1 and Level 2 or Level 3 of the fair value measurement hierarchy during the nine months ended September 30, 2012.

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

The following table presents a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis for the nine months ended September 30, 2012 (in thousands):

	Level 3 Inputs
	Assets	Liabilities
Balance at December 31, 2011	$1,817	$16,101
Payment of contingent consideration liability	—	(4,686)
Change in fair value of contingent consideration liability, included in acquisition costs and other related charges	—	1,779
Change in fair value of contingent consideration liability, included in foreign currency translation adjustments	—	584
Loss on decrease in fair value of indemnification assets acquired, included in acquisition costs and other related charges	(75)	—
Settlement of acquisition-related indemnification asset, through clawback of shares of common stock held in escrow	(300)	—
Payment of other acquired long-term liabilities	—	(400)
Change in fair value of other long-term liability acquired, included in general and administrative expenses	—	53

Balance at September 30, 2012	$1,442	$13,431

The Company’s non-financial assets and liabilities, which include goodwill and long-lived assets held and used, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, the Company would evaluate the non-financial assets and liabilities for impairment. If an impairment was to occur, the asset or liability would be recorded at the estimated fair value.

(4) Stock-Based Compensation

Project personnel expenses, selling and marketing expenses and general and administrative expenses presented in the accompanying consolidated and condensed statements of operations include the following stock-based compensation expense amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Project personnel expenses	$3,887	$3,741	$11,572	$9,773
Selling and marketing expenses	196	190	802	804
General and administrative expenses	1,690	1,087	5,012	3,660

Total stock-based compensation expense	$5,773	$5,018	$17,386	$14,237

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

During the first quarter of 2010, the Company granted a special dividend equivalent payment of $0.35 per RSU for each RSU award outstanding as of March 1, 2010, to be paid in shares when the underlying award vests. If the underlying RSU does not vest, the dividend equivalent is forfeited. Under the terms of the Company’s RSU awards at that time, RSUs were not entitled to dividends. As a result, the special dividend declared on outstanding RSUs was accounted for as a modification of the original awards, and the cost of the dividend equivalent is being recognized as stock-based compensation in the same manner in which the Company recognizes stock-based compensation for RSUs. The Company estimated the total additional stock-based compensation expense related to the special dividend equivalent on RSUs, net of forfeitures, to be approximately $2.0 million. This expense is being recognized through March 1, 2014, with the amounts recorded in each period to be commensurate with the vesting of the underlying awards.

Effective June 1, 2010, the Company amended its standard RSU agreements such that, if the Company declares a cash dividend on its common stock, RSU awards are entitled to dividend equivalent payments. Dividend equivalents may be paid either in cash or in shares of common stock, at the Company’s discretion, if and when the underlying award vests. As a result of these amendments, for any dividend equivalents granted on or after June 1, 2010, the Company does not record any stock-based compensation expense.

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

The following table presents activity relating to stock options under all of the Company’s stock option plans during the nine months ended September 30, 2012 (in thousands, except prices):

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2011	1,687	$4.73
Options exercised	(368)	$2.78
Options forfeited/cancelled	(12)	$1.89

Outstanding as of September 30, 2012	1,307	$5.31

Outstanding, vested and exercisable as of September 30, 2012	1,307	$5.31

Aggregate intrinsic value of outstanding, vested and exercisable	$6,998

The aggregate intrinsic value of stock options exercised in the nine months ended September 30, 2012 and 2011 was $3.2 million and $6.0 million, respectively, determined at the exercise date. As of September 30, 2012, the weighted average remaining contractual term for stock options outstanding, vested, and exercisable was 1.4 years. As of September 30, 2012, there was no remaining unrecognized compensation expense related to non-vested stock options.

The following table presents activity relating to RSUs during the nine months ended September 30, 2012 (in thousands, except prices):

	Number of Shares Underlying Restricted Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2011	5,863	$5.82
Restricted units granted	3,167	$12.23
Restricted units vested	(2,094)	$11.40
Restricted units forfeited/cancelled	(341)	$10.41

Unvested as of September 30, 2012	6,595	$6.89

Expected to vest as of September 30, 2012	6,080	$6.89

The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2012 and 2011 was $12.23 and $11.88 per RSU, respectively. The aggregate intrinsic value of RSUs vested during the nine months ended September 30, 2012 and 2011 was $23.9 million and $27.2 million, respectively. As of September 30, 2012, the aggregate intrinsic value of non-vested RSUs, net of estimated forfeitures, was $70.3 million. As of September 30, 2012, unrecognized compensation expense related to non-vested RSUs was $55.4 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.5 years.

(5) Net Income Per Share

The following table presents the computation of basic and diluted net income per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
	(Unaudited)
Net income	$21,487	$19,751	$45,651	$45,690
Basic net income per share:
Weighted average common shares outstanding	136,883	138,679	138,544	137,539

Basic net income per share	$0.16	$0.14	$0.33	$0.33

Diluted net income per share:
Weighted average common shares outstanding	136,883	138,679	138,544	137,539
Weighted average dilutive common share equivalents	3,275	3,929	3,979	4,221

Weighted average common shares and dilutive common share equivalents	140,158	142,608	142,523	141,760

Diluted net income per share	$0.15	$0.14	$0.32	$0.32

Anti-dilutive options and share-based awards not included in the calculation	2,512	79	1,657	28

Included in weighted average dilutive common share equivalents for the three and nine months ended September 30, 2012 and 2011 are restricted shares associated with the Nitro acquisition, and shares associated with deferred consideration for the DAD acquisition. These shares are reflected in weighted average dilutive common share equivalents because they were contingent shares during the respective periods presented.

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

The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. As of September 30, 2012, the Company has recorded an accrual of $0.9 million related to all probable litigation losses where a reasonable estimate of the loss could be made.

The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible but not probable. The Company currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between $0 and $1.0 million. Although the Company intends to defend these matters vigorously, the ultimate outcome of these matters is uncertain. However, the Company does not expect the potential losses, if any, to have a material adverse impact on its operating results.

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

For the three and nine months ended September 30, 2012, the Company recorded restructuring benefits associated with the 2011 restructuring events of $19,000 and $49,000, respectively, relating to changes in the estimated facility costs to be incurred.

2010 — Restructuring Event

During the three months ended March 31, 2010, the Company consolidated its United Kingdom operations into one office space. As such, the Company exited one leased office space and recorded a restructuring charge of $0.9 million, consisting of contractual rental commitments and related costs, offset by estimated sub-lease income. The term of this lease ended in March 2011. For the nine months ended September 30, 2012, the Company recorded a net restructuring benefit associated with the 2010 restructuring event of $0.1 million, relating to changes in the estimated costs to be incurred.

The following table presents activity during the nine months ended September 30, 2012 related to all restructuring events (in thousands):

	2010 Restructuring Event Facilities	2011 Restructuring Events Facilities	Totals
Balance at December 31, 2011	$60	$671	$731
2012 benefits	(60)	(49)	(109)
Cash utilized	—	(230)	(230)

Balance at September 30, 2012	$—	$392	$392

The total remaining accrued restructuring balance of $0.4 million as of September 30, 2012 is expected to be paid in full by March 31, 2016.

(8) Income Taxes

During the quarter ended September 30, 2012, the Company identified certain prior period errors which affected the interim period ended March 31, 2012, and the interim and annual periods ended December 31, 2011 and 2010, and the interim and annual period ended December 31, 2009. These prior period errors primarily impacted deferred tax assets and income tax expense for the relevant prior periods. The Company has reflected the correction of all identified prior period errors in the periods in which they originated, and as such, has made revisions to its income tax provision and certain tax balances in the three months ended March 31, 2012 and in the three and nine months ended September 30, 2011. For additional details, see Note 1, “Basis of Presentation”.

For the three and nine months ended September 30, 2012, the Company recorded income tax provisions of $12.1 million and $31.3 million, respectively, compared to $12.2 million and $29.3 million for the three and nine months ended September 30, 2011, respectively. Income tax is related to federal, state, and foreign tax obligations. The changes in tax expense were primarily related to changes in the mix of jurisdictional profits, and the discrete items relating to each period.

For the three and nine months ended September 30, 2012, the Company’s effective tax rate varied from the statutory tax rate primarily due to state income taxes, the tax rate differential attributable to income earned by the Company’s foreign subsidiaries and the related mix of jurisdictional profits, and changes in uncertain tax positions.

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

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2012, a valuation allowance is maintained against deferred tax assets associated with certain state tax net operating loss carryforwards. The Company also maintains a valuation allowance against certain foreign deferred tax assets, primarily in Switzerland, but believes that deferred tax assets in its other foreign subsidiaries are more likely than not to be realized, and therefore, no valuation allowance has been recorded against these assets.

The Company had gross unrecognized tax benefits, including interest and penalties, of approximately $19.3 million as of September 30, 2012 and $15.2 million as of December 31, 2011. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2012 and December 31, 2011, accrued interest and penalties were $1.5 million and $1.4 million, respectively.

The Company conducts business globally, and as a result, its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Germany, India, Switzerland, the United Kingdom and the United States. The Company’s U.S. federal tax filings are open for examination for tax years 2009 through the present. The statutes of limitations in the Company’s other tax jurisdictions remain open for various periods between 2004 and the present. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in a future period.

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

(9) Accumulated Other Comprehensive Loss

The following table presents changes in the components of accumulated other comprehensive loss for the nine months ended September 30, 2012 (in thousands):

	Cumulative Foreign Currency Translation Adjustment	Unrealized (Loss) Gain on Available-for-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(31,933)	$(88)	$(32,021)
Current period other comprehensive income	9,526	31	$9,557

Balance at September 30, 2012	$(22,407)	$(57)	$(22,464)

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

The following tables present the service revenues and income before income taxes attributable to these operating segments for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service Revenues:
SapientNitro	$196,298	$178,745	$571,694	$501,719
Sapient Global Markets	79,591	70,489	217,289	216,338
Sapient Government Services	12,578	13,496	38,852	40,629

Total service revenues	$288,467	$262,730	$827,835	$758,686

Income Before Income Taxes:
SapientNitro	$64,551	$61,529	$180,610	$160,670
Sapient Global Markets	26,151	23,419	65,733	65,728
Sapient Government Services	3,555	3,831	10,671	10,671

Total reportable segments operating income (1)	94,257	88,779	257,014	237,069
Less: reconciling items (2)	(60,670)	(56,860)	(180,105)	(162,043)

Total income before income taxes	$33,587	$31,919	$76,909	$75,026

(1)	Segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.
(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Centrally managed functions	$51,863	$49,881	$155,716	$143,690
Restructuring and other related (benefits) charges	(19)	1,191	(109)	6,777
Amortization of purchased intangible assets	2,744	1,725	8,111	4,286
Stock-based compensation expense	5,773	5,018	17,386	14,237
Acquisition costs and other related charges	1,121	1,082	2,714	1,305
Interest and other income, net	(812)	(2,037)	(3,713)	(4,752)
Unallocated benefits (a)	—	—	—	(3,500)

Total reconciling items	$60,670	$56,860	$180,105	$162,043

(a)	Reflects stock option restatement-related benefits.

During the fourth quarter of 2011, the Company identified immaterial errors in the classification of certain labor costs within its segment reporting structure. Certain costs were classified either in the SapientNitro segment or as part of centrally managed functions which should have been classified in the Sapient Government Services segment. These errors impacted the segment income before income taxes data and operating income as a percentage of segment revenue data presented in the Company’s Forms 10-Q for the first three quarters of 2011. The errors did not impact the Company’s consolidated results of operations for any periods. Management has evaluated the quantitative and qualitative impacts of these errors and has concluded that the impacts of these errors were not material to any of the affected periods. These revised amounts also include the impact of the prior period errors identified during the quarter ended September 30, 2012. Refer to Note 1, “Basis of Presentation”, for additional details. The Company has revised its previous segment disclosure for the three and nine months ended September 30, 2011 as follows (in thousands, except percentages):

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	As Reported	Revised	As Reported	Revised
Income Before Income Taxes:
SapientNitro	$60,334	$61,529	$159,952	$160,670
Sapient Government Services	$4,216	$3,831	$11,726	$10,671

Centrally managed functions	$49,829	$49,881	$143,559	$143,690

Operating Income as a Percentage of Service Revenues:
SapientNitro	34%	34%	32%	32%
Sapient Government Services	31%	28%	29%	26%

(11) Geographic Data

The following tables present data for the geographic regions in which the Company operates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service revenues (1):
United States	$177,064	$160,561	$512,803	$460,820
International	111,403	102,169	315,032	297,866

Total service revenues	$288,467	$262,730	$827,835	$758,686

			September 30,	December 31,
			2012	2011
Long-lived tangible assets (2):
United States			$30,573	$26,445
United Kingdom			5,440	6,259
India			39,476	28,010
Rest of International			6,128	4,163

Total long-lived tangible assets (3)			$81,617	$64,877

(1)	Allocation of service revenues to individual countries is based on the location of the Sapient legal entity that contracts with the customer.
(2)	Allocation of long-lived tangible assets to individual countries is based on the location of the Sapient legal entity that has title to the assets.
(3)	Reflects net book value of the Company’s property and equipment.

(12) Goodwill and Purchased Intangible Assets

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the nine months ended September 30, 2012 (in thousands):

	SapientNitro	Sapient Global Markets	Total
Goodwill as of December 31, 2011	$78,725	$29,246	$107,971
Foreign currency exchange rate effect	1,309	979	2,288

Goodwill as of September 30, 2012	$80,034	$30,225	$110,259

The following table summarizes purchased intangible assets as of September 30, 2012 and December 31, 2011 (in thousands; the gross carrying amounts and accumulated amortization balances for purchased intangible assets denominated in foreign currencies are reflected at the respective balance sheet date exchange rate):

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists and customer relationships	$43,766	$(22,290)	$21,476	$42,621	$(16,701)	$25,920
Non-compete agreements	10,246	(6,624)	3,622	10,060	(4,673)	5,387
Intellectual property	4,296	(640)	3,656	4,279	(188)	4,091
Tradenames	3,649	(2,760)	889	3,573	(2,149)	1,424

Total purchased intangible assets	$61,957	$(32,314)	$29,643	$60,533	$(23,711)	$36,822

Amortization expense related to purchased intangible assets was $2.7 million and $1.7 million for the three months ended September 30, 2012 and 2011, respectively, and $8.1 million and $4.3 million for the nine months ended September 30, 2012 and 2011, respectively. Estimated future amortization expense as of September 30, 2012 is $2.8 million for the remainder of 2012, $9.5 million for 2013, $6.2 million for 2014, $4.3 million for 2015, $2.9 million for 2016, and $3.9 million thereafter.

(13) Foreign Currency Exposures and Derivative Instruments

Foreign Currency Transaction Exposure

Foreign currency transaction exposure is derived primarily from intercompany transactions of a short-term nature and transactions with clients or vendors in currencies other than the functional currency of the legal entity in which the transaction is recorded. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency at each reporting period using period-end exchange rates and any resulting gain or loss as a result of currency fluctuations is recorded in general and administrative expenses in the Company’s consolidated and condensed statements of operations. Foreign currency transaction net gains of $0.2 million and $0.3 million were recorded for the three months ended September 30, 2012 and 2011, respectively. Foreign currency transaction net gains of $0.9 million and $0.7 million were recorded for the nine months ended September 30, 2012 and 2011, respectively.

Foreign Currency Translation Exposure

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

Approximately 16% of the Company’s operating expenses for the nine months ended September 30, 2012 was incurred by foreign subsidiaries whose functional currency is the Indian rupee. Because the Company has minimal associated revenues in Indian rupees, any significant movement in the exchange rate between the U.S. dollar and the Indian rupee has a significant impact on its operating expenses and operating profit. Approximately 9% and 2% of service revenues for the nine months ended September 30, 2012 were generated by foreign subsidiaries whose functional currencies are the British pound sterling and the euro, respectively. Any significant movements in the exchange rates between the U.S. dollar and the British pound sterling and the U.S. dollar and the euro have a significant impact on the Company’s service revenues and operating income. The Company manages these exposures through a risk management program which is designed to mitigate its exposure to operating expenses incurred by foreign subsidiaries whose functional currency is the Indian rupee and operating margins in foreign subsidiaries whose functional currencies are the British pound sterling and the euro. This program includes the use of derivative financial instruments which are not designated as accounting hedges. The Company uses foreign exchange option contracts to mitigate its foreign currency exposure to movements of the Indian rupee, British pound sterling, and euro, relative to the U.S. dollar. Currently, the Company enters into 30-day average rate instruments covering rolling periods of up to four months, with the following notional amounts as of September 30, 2012:

•	1.5 billion Indian rupees (approximately $28.7 million)

•	5.0 million British pounds sterling (approximately $8.1 million)

•	1.3 million euros (approximately $1.6 million)

Because these instruments are option collars that are settled on a net basis with the counterparty banks, the Company has not recorded the gross underlying notional amounts in its consolidated and condensed balance sheets as of September 30, 2012 or December 31, 2011. Open option positions as of September 30, 2012 will settle in the three month period ending December 31, 2012.

The following table presents the fair values of the derivative assets and liabilities recorded on the Company’s consolidated and condensed balance sheets as of September 30, 2012 and December 31, 2011 (in thousands):

	Derivative Assets		Derivative Liabilities
	(Reported in Prepaid Expenses and Other Current Assets)		(Reported in Accrued Expenses)
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Foreign exchange option contracts not designated	$858	$3	$248	$271

Realized and unrealized gains and losses on the Company’s foreign exchange option contracts are included in general and administrative expenses in the consolidated and condensed statements of operations. The following table presents the effect of net realized and unrealized gains and losses relating to the Company’s foreign exchange option contracts on its results of operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gain (loss) on foreign exchange option contracts not designated	$572	$(123)	$654	$(494)

(14) Stockholders’ Equity

(a) Repurchases of Common Stock

On May 9, 2012, the Board of Directors of the Company authorized a stock repurchase program of up to $100 million of the Company’s common stock over the next two years. Under the program, management of the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Depending on market conditions and other factors, the repurchases may be commenced or suspended at any time or from time to time, without prior notice. During the three months ended September 30, 2012, the Company settled repurchases of 791,939 shares of its common stock at an average price of $9.57 per share for an aggregate purchase price of $7.6 million, including transaction costs. During the nine months ended September 30, 2012, the Company settled repurchases of 4,230,039 shares of its common stock at an average price of $10.54 per share for an aggregate purchase price of $44.6 million, including transaction costs. As of September 30, 2012, $55.4 million remained available for repurchase under this program.

(b) Cash Dividends

On August 4, 2011, the Company declared a special dividend of $0.35 per common share for all stockholders as of the record date, August 15, 2011, which was paid on August 29, 2011. The dividend was a return of excess capital to stockholders. The total cash amount paid for this special dividend was $48.9 million.

(15) Property and Equipment

During the year ended December 31, 2011, the Company recorded property assets and related financing obligations relating to two office buildings which were under construction in India. The Company had entered into agreements with the building owners to lease space in these buildings. Because the Company was involved with certain structural aspects of construction, the Company was considered the owner for accounting purposes during the construction periods. As of December 31, 2011, the balances of the property assets and the related financing obligations (recorded in “Other long-term liabilities” on the Company’s consolidated and condensed balance sheets) were both $13.2 million. As of September 30, 2012, the balances of the property assets and the related financing obligations were $24.0 million and $14.1 million, respectively.

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

(16) Line of Credit

On July 11, 2012, Sapient International GmbH, a Switzerland subsidiary of the Company (the “Borrower”), entered into an uncommitted, multi-currency revolving credit facility (the “Facility”) with a bank. The Facility permits the Borrower to request advances for general working capital purposes, in U.S. dollars, British pounds sterling and euros, not to exceed an equivalent of $20 million U.S. dollars in the aggregate. For each advance, the Borrower requests a term of one, two, three or six months, or such other period to which the Borrower and the bank may agree. Each advance is due for repayment on the last day of the agreed-upon term, or upon demand by the bank or termination of the Facility. Each advance bears interest at an annualized rate equal to the Libor (London Interbank Offered Rate) benchmark rate in effect on the advance date and applicable to the relevant term, plus 2.25%. Interest is payable every three months, or at the end of the relevant advance term, if such term is less than three months. The Facility does not have a contractual term, but the bank may terminate the Facility at any time. The Facility does not include any financial covenants. Any obligations incurred by the Borrower under the Facility are guaranteed at all times by Sapient Corporation. As of November 9, 2012, the Borrower had not drawn any advances under the Facility.

(17) Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This amendment requires disclosing and reconciling gross and net amounts for financial instruments that are offset in the balance sheet, and amounts for financial instruments that are subject to master netting arrangements and other similar clearing and repurchase arrangements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company expects to adopt ASU 2011-11 on January 1, 2013. The adoption of ASU 2011-11 will not have a material impact on the Company’s disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We help clients transform in the areas of business, marketing, and technology and succeed in an increasingly complex marketplace. We market our services through three primary business units — SapientNitro, Sapient Global Markets, and Sapient Government Services — positioned at the intersection of marketing, business and technology. SapientNitro, one of the world’s largest independent digitally-led, integrated marketing services firms, provides multi-channel marketing and commerce services that span brand and marketing strategy, digital/broadcast/print advertising creative, web design and development, e-commerce, media planning and buying, and emerging platforms, such as social media and mobile. Through SapientNitro we offer a complete, multi-channel marketing and commerce solution that strengthens relationships between our clients’ customers and their brands. For simplicity of operations, SapientNitro also includes our traditional IT consulting services, which are currently, and are expected to remain, less than 10% of our total revenues. Sapient Global Markets provides business and IT strategy, process and system design, program management, custom development and package implementation, systems integration and outsourced services to financial services and energy services market leaders. A core focus area within Sapient Global Markets is trading and risk management, to which we bring more than 15 years of experience and a globally integrated service in derivatives processing. Sapient Government Services provides consulting, technology, and marketing services to U.S. governmental agencies and non-governmental organizations. Focused on driving long-term change and transforming the citizen experience, we use technology to help our clients become more accessible, transparent and effective.

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

Summary of Results of Operations

The following table presents a summary of our results of operations for the three and nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase / (Decrease)
	2012	2011	Dollars	Percentage	2012	2011	Dollars	Percentage
Service revenues	$288,467	$262,730	$25,737	10%	$827,835	$758,686	$69,149	9%
Income from operations	$32,775	$29,882	$2,893	10%	$73,196	$70,274	$2,922	4%
Net income	$21,487	$19,751	$1,736	9%	$45,651	$45,690	$(39)	(0)%

The increases in service revenues for the three and nine months ended September 30, 2012 were due to higher demand for our services in 2012 compared to 2011, and, to a lesser extent, revenues generated from the two acquisitions completed during the three months ended September 30, 2011.

Non-GAAP Financial Measures

In our quarterly earnings press releases and conference calls, we discuss two key measures that are not calculated according to generally accepted accounting principles (“GAAP”). The first non-GAAP measure is operating income, as reported on our consolidated and condensed statements of operations, excluding certain expenses and benefits, which we refer to as “non-GAAP income from operations”. The second measure calculates non-GAAP income from operations as a percentage of reported services revenues, which we refer to as “non-GAAP operating margin”. Management believes that these non-GAAP measures help illustrate underlying trends in our business. We use these measures to establish budgets and operational goals (communicated internally and externally), manage our business, and evaluate our performance. We exclude certain expenses and benefits from non-GAAP income from operations that we believe are not reflective of these underlying business trends and are not useful measures in determining our operational performance and overall business strategy. Because our reported non-GAAP financial measures are not calculated according to GAAP, these measures may not necessarily be comparable to GAAP or similarly described non-GAAP measures reported by other companies within our industry. Consequently, our non-GAAP financial measures should not be evaluated in isolation or supplant comparable GAAP measures, but, rather, should be considered together with our consolidated and condensed financial statements, which are prepared in accordance with GAAP. The following table reconciles income from operations as reported on our consolidated and condensed statements of operations to non-GAAP income from operations and GAAP operating margin to non-GAAP operating margin for the three and nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service revenues	$288,467	$262,730	$827,835	$758,686

GAAP income from operations	$32,775	$29,882	$73,196	$70,274
Stock-based compensation expense	5,773	5,018	17,386	14,237
Restructuring and other related (benefits) charges	(19)	1,191	(109)	6,777
Amortization of purchased intangible assets	2,744	1,725	8,111	4,286
Acquisition costs and other related charges	1,121	1,082	2,714	1,305
Stock-based compensation review and restatement benefit	—	—	—	(3,500)

Non-GAAP income from operations	$42,394	$38,898	$101,298	$93,379

GAAP operating margin	11.4%	11.4%	8.8%	9.3%
Effect of adjustments detailed above	3.3%	3.4%	3.4%	3.0%

Non-GAAP operating margin	14.7%	14.8%	12.2%	12.3%

During the first quarter of 2011, we received insurance recovery proceeds of $3.5 million as reimbursement for expenses incurred in 2006 and 2007 relating to the stock option review and restatement. When the expenses were originally incurred, they were excluded from our non-GAAP income from operations. Similarly, the $3.5 million benefit has been excluded from non-GAAP income from operations for the nine months ended September 30, 2011. Please see the “Results of Operations” section of this Management’s Discussion and Analysis for a more detailed discussion and analysis of restructuring and other related charges, amortization of purchased intangible assets, and acquisition costs and other related charges.

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

Summary of Critical Accounting Policies; Significant Judgments and Estimates

We have identified the accounting policies which are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during 2012 to the items disclosed in our summary of critical accounting policies, significant judgments and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Three and nine months ended September 30, 2012 compared to three and nine months ended September 30, 2011

The following table presents the components of net income included in our consolidated and condensed statements of operations as percentages of service revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Service revenues	100.0%	100.0%	100.0%	100.0%
Reimbursable expenses	3.8%	4.3%	3.6%	4.0%

Total gross revenues	103.8%	104.3%	103.6%	104.0%

Operating expenses:
Project personnel expenses	67.3%	66.9%	68.8%	68.6%
Reimbursable expenses	3.8%	4.3%	3.6%	4.0%

Total project personnel expenses and reimbursable expenses	71.1%	71.2%	72.4%	72.6%
Selling and marketing expenses	3.9%	3.3%	4.0%	3.8%
General and administrative expenses	16.1%	16.9%	17.1%	16.7%
Restructuring and other related (benefits) charges	(0.0)%	0.4%	(0.0)%	0.9%
Amortization of purchased intangible assets	0.9%	0.7%	1.0%	0.5%
Acquisition costs and other related charges	0.4%	0.4%	0.3%	0.2%

Total operating expenses	92.4%	92.9%	94.8%	94.7%

Income from operations	11.4%	11.4%	8.8%	9.3%
Interest and other income, net	0.2%	0.7%	0.5%	0.6%

Income before income taxes	11.6%	12.1%	9.3%	9.9%
Provision for income taxes	4.2%	4.6%	3.8%	3.9%

Net income	7.4%	7.5%	5.5%	6.0%

Service Revenues

Service revenues for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Increase	Percentage Increase
	2012	2011
Service revenues	$288,467	$262,730	$25,737	10%

	Nine Months Ended September 30,		Increase	Percentage Increase
	2012	2011
Service revenues	$827,835	$758,686	$69,149	9%

The following table presents service revenues by industry sector for the three months ended September 30, 2012 and 2011 (in millions, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)
Industry Sector	2012	2011	Dollars	Percentage
Consumer, Travel & Automotive	$121.1	$102.9	$18.2	18%
Financial Services	93.7	79.5	14.2	18%
Government, Health & Education	29.7	31.1	(1.4)	(5)%
Technology & Communications	21.5	30.1	(8.6)	(29)%
Energy Services	22.5	19.1	3.4	18%

Total service revenues	$288.5	$262.7	$25.8	10%

The increase in the Consumer, Travel & Automotive sector was driven by higher demand in our SapientNitro business, particularly in Europe. The increase in the Financial Services sector was due to increased demand in both SapientNitro and Sapient Global Markets. The decrease in the Technology & Communications sector was the result of lower demand from certain clients in that sector in our SapientNitro business. In constant currency terms, service revenues increased 11% compared to the same period in 2011.

Utilization, which represents the percentage of our delivery personnel’s time spent on billable client work, was 73% for the three months ended September 30, 2012, compared to 72% for the same period in 2011. Our average delivery personnel peoplecount for the three months ended September 30, 2012 increased 6% compared to the same period in 2011, which was lower than service revenue growth. Contractor and consultant usage, measured by expense, increased by 13% for the three months ended September 30, 2012 compared to the same period in 2011, based on our needs in specialized areas for certain client contracts.

Our five largest clients, in the aggregate, accounted for approximately 21% of our service revenues for the three months ended September 30, 2012, compared to 19% for the same period in 2011. For the three months ended September 30, 2012 and 2011, no single client accounted for more than 10% of our service revenues. Long-Term and Retainer Revenues represented 55% of our service revenues for the three months ended September 30, 2012, compared to 48% for the same period in 2011. Long-Term and Retainer Revenues are revenues from contracts with durations of at least twelve months, and from applications management and long-term support assignments, which are cancelable.

The following table presents service revenues by industry sector for the nine months ended September 30, 2012 and 2011 (in millions, except percentages):

	Nine Months Ended September 30,		Increase / (Decrease)
Industry Sector	2012	2011	Dollars	Percentage
Consumer, Travel & Automotive	$362.5	$278.8	$83.7	30%
Financial Services	247.9	242.7	5.2	2%
Government, Health & Education	85.8	85.0	0.8	1%
Technology & Communications	66.4	92.4	(26.0)	(28)%
Energy Services	65.2	59.8	5.4	9%

Total service revenues	$827.8	$758.7	$69.1	9%

The increase in total service revenues was due primarily to the Consumer, Travel & Automotive sector, from which we have continued to see higher demand as the overall economy has improved. The decrease in the Technology & Communications sector was the result of lower demand from certain clients in that sector in our SapientNitro business. In constant currency terms, service revenues increased 10% compared to the same period in 2011.

Utilization was 72% for the nine months ended September 30, 2012, compared to 71% for the same period in 2011. Our average delivery personnel peoplecount for the nine months ended September 30, 2012 increased 7% compared to the same period in 2011, which was lower than service revenue growth. Contractor and consultant usage, measured by expense, decreased by 2% for the nine months ended September 30, 2012 compared to the same period in 2011, based on our needs in specialized areas for certain client contracts.

Our five largest clients, in the aggregate, accounted for approximately 21% of our service revenues for the nine months ended September 30, 2012, compared to 20% for the same period in 2011. For the nine months ended September 30, 2012 and 2011, no single client accounted for more than 10% of our service revenues. Long-Term and Retainer Revenues represented 52% of our service revenues for the nine months ended September 30, 2012, compared to 47% for the same period in 2011.

Project Personnel Expenses

Project personnel expenses consist primarily of salaries and employee benefits for personnel dedicated to client projects, contractors and consultants and other direct expenses incurred to complete assignments that were not reimbursed by the client. These costs represent the most significant expenses we incur in providing our services. The following tables present project personnel expenses for the three and nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,		Increase	Percentage Increase
	2012	2011
Project personnel expenses	$194,175	$175,789	$18,386	10%
Project personnel expenses as a percentage of service revenues	67%	67%	0 points

	Nine Months Ended September 30,		Increase	Percentage Increase
	2012	2011
Project personnel expenses	$569,760	$520,274	$49,486	10%
Project personnel expenses as a percentage of service revenues	69%	69%	0 points

The increase in project personnel expenses for the three months ended September 30, 2012 was a result of our service revenue growth, as we increased delivery personnel peoplecount and certain other direct expenses in order to support the increase in demand for our services. Compensation expenses increased $14.4 million, due to the 6% increase in average peoplecount. Contractor and consultant expense increased $2.6 million as our need for contractors and consultants in specialized areas for certain client contracts increased. Other project personnel expenses increased, in the aggregate, $1.4 million.

The increase in project personnel expenses for the nine months ended September 30, 2012 was a result of our service revenue growth, as we increased delivery personnel peoplecount and certain other direct expenses in order to support the increase in demand for our services. Compensation expenses increased $46.8 million, due to the 7% increase in average peoplecount. Contractor and consultant expense decreased $1.1 million as our need for contractors and consultants in specialized areas for certain client contracts decreased. Travel costs decreased $1.3 million. Other project personnel expenses increased, in the aggregate, $5.1 million.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses. The following tables present selling and marketing expenses for the three and nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,		Increase	Percentage Increase
	2012	2011
Selling and marketing expenses	$11,221	$8,632	$2,589	30%
Selling and marketing expenses as a percentage of service revenues	4%	3%	1 point

	Nine Months Ended September 30,		Increase	Percentage Increase
	2012	2011
Selling and marketing expenses	$33,146	$29,104	$4,042	14%
Selling and marketing expenses as a percentage of service revenues	4%	4%	0 points

The increase in selling and marketing expenses for the three months ended September 30, 2012 was due to an increase of $0.8 million in compensation expense, relating to an increase in peoplecount, and an increase of $0.6 million in travel expense. Other selling and marketing expenses increased, in the aggregate, $1.2 million.

The increase in selling and marketing expenses for the nine months ended September 30, 2012 was due to an increase of $1.8 million in compensation expense, relating to an increase in peoplecount, and an increase of $1.3 million in travel expense. Other selling and marketing expenses increased, in the aggregate, $0.9 million.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative functions, and depreciation and occupancy expenses. The following tables present general and administrative expenses for the three and nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percentage Increase
	2012	2011
General and administrative expenses	$46,450	$44,429	$2,021	5%
General and administrative expenses as a percentage of service revenues	16%	17%	(1 point)

	Nine Months Ended September 30,		Increase	Percentage Increase
	2012	2011
General and administrative expenses	$141,017	$126,666	$14,351	11%
General and administrative expenses as a percentage of service revenues	17%	17%	0 points

The increase in general and administrative expenses for the three months ended September 30, 2012 was due to an increase of $1.3 million in insurance expenses, and an increase of $0.8 million in compensation expenses, due to an 8% increase in average general and administrative peoplecount. These increases were partially offset by the net impact of hedging gains and losses, which resulted in a decrease in general and administrative expenses of $0.7 million, as net gains of $0.6 million were recorded in the three months ended September 30, 2012, compared to net losses of $0.1 million in the three months ended September 30, 2011. Other general and administrative expenses increased, in the aggregate, $0.6 million.

The increase in general and administrative expenses for the nine months ended September 30, 2012 was due to an increase of $3.6 million in facilities expenses, due to office space expansions in several locations during 2011 and the first nine months of 2012, an increase of $1.3 million in insurance expenses, and an increase of $4.5 million in compensation expenses, due to a 12% increase in average general and administrative peoplecount. In addition, the nine months ended September 30, 2011 included a benefit of $3.5 million relating to insurance recovery proceeds received as reimbursement of expenses incurred in 2006 and 2007 relating to the stock option review and restatement, while the nine months ended September 30, 2012 included no such benefits. These increases were partially offset by the net impact of hedging gains and losses, which resulted in a decrease in general and administrative expenses of $1.1 million, as net gains of $0.6 million were recorded in the nine months ended September 30, 2012, compared to net losses of $0.5 million in the nine months ended September 30, 2011. Other general and administrative expenses increased, in the aggregate, $2.6 million.

Restructuring and Other Related (Benefits) Charges

Restructuring and other related (benefits) charges were $(19,000) and $1.2 million for the three months ended September 30, 2012 and 2011, respectively. The benefit recorded in the three months ended September 30, 2012 was related to changes in the estimated costs to be incurred in connection with a previously restructured office lease. The charge recorded in the three months ended September 30, 2011 included $0.9 million related primarily to the consolidation of our New York City operations into one office space, and $0.3 million related to future payments owed to us under a sub-lease of one of the previously structured office spaces which were deemed uncollectible.

Restructuring and other related (benefits) charges were $(0.1) million and $6.8 million for the nine months ended September 30, 2012 and 2011, respectively. The benefits recorded in the nine months ended September 30, 2012 were related to changes in estimated future costs to be incurred in connection with two previously restructured office leases. Net restructuring charges for the nine months ended September 30, 2011 consisted primarily of a charge of $5.7 million which was recorded in the first quarter of 2011. This charge was related to cash and other termination benefits for two former Nitro executives whose positions were made redundant, as well as the re-positioning of a portion of our SapientNitro business in Australia from traditional advertising capabilities to digitally-led capabilities. This charge consisted of $1.1 million of cash severance and other associated termination benefits, and a $4.6 million non-cash charge related to the acceleration of unrecognized compensation expense for stock-based awards. Net restructuring charges for the nine months ended September 30, 2011 also included the charges described above which were recorded in the three months ended September 30, 2011.

Amortization of Purchased Intangible Assets

Purchased intangible assets consist of customer lists and customer relationships, non-compete and non-solicitation agreements, intellectual property and tradenames acquired in business combinations. Amortization of purchased intangible assets was $2.7 million and $8.1 million for the three and nine months ended September 30, 2012, respectively, compared to $1.7 million and $4.3 million for the three and nine months ended September 30, 2011, respectively. The increases in amortization expense were due to the impact of the new intangible assets acquired in connection with our two previous acquisitions which occurred during the three months ended September 30, 2011.

Acquisition Costs and Other Related Charges

Acquisition costs and other related charges include expenses associated with third-party professional services we utilize related to the evaluation of potential targets and the execution of successful acquisitions. Although we may incur costs to evaluate targets, the related potential transaction(s) may never be consummated. Acquisition costs and other related charges also include changes in the fair value of contingent consideration liabilities recorded as the result of acquisitions. These liabilities must be measured at fair value on the acquisition date, and until these liabilities are settled, they must be remeasured to fair value each reporting period, with the changes included in earnings. Acquisition costs and other related charges were $1.1 million for each of the three month periods ended September 30, 2012 and 2011. For the three months ended September 30, 2012, remeasurements of the fair value of contingent consideration liabilities increased compared to the three months ended September 30, 2011, while third-party costs decreased. Acquisition costs and other related charges were $2.7 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively. The increase was due to higher remeasurements of the fair value of contingent consideration liabilities, partly offset by lower third-party costs.

We recorded contingent consideration liabilities as the result of our 2011 acquisition of D&D Holdings Limited (“DAD”), and we expect to record quarterly remeasurements of the fair value of these liabilities until they are settled at various points in time through 2014. Acquisition costs and other related charges recorded in the three and nine months ended September 30, 2012 included expenses of $0.5 million and $1.8 million, respectively, relating to the remeasurement of the fair value of these contingent consideration liabilities. We may also continue to incur additional acquisition costs and other related charges in future periods resulting from the evaluation of potential acquisition targets.

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest income, which is derived from investments in U.S. government securities, bank time deposits and money market funds, and interest expense, consisting primarily of imputed interest on rent payments for leased properties of which we are considered the owner for accounting purposes. The following tables present interest and other income, net for the three and nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,		Decrease	Percentage Decrease
	2012	2011
Interest and other income, net	$812	$2,037	$(1,225)	(60)%

	Nine Months Ended September 30,		Decrease	Percentage Decrease
	2012	2011
Interest and other income, net	$3,713	$4,752	$(1,039)	(22)%

The decreases for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 were due to lower interest income, relating to decreases in the average balances of our interest-bearing foreign currency holdings of cash, cash equivalents and marketable securities, and due to higher interest expense.

Provision for Income Taxes

During the quarter ended September 30, 2012, we identified certain prior period errors which affected the interim period ended March 31, 2012, and the interim and annual periods ended December 31, 2011 and 2010, and the interim and annual period ended December 31, 2009. These prior period errors primarily impacted deferred tax assets and income tax expense for the relevant prior periods. We have reflected the correction of all identified prior period errors in the periods in which they originated, and as such, have made revisions to the income tax provision and certain tax balances in the three months ended March 31, 2012 and in the three and nine months ended September 30, 2011.

The provision for income taxes was $12.1 million and $31.3 million for the three and nine months ended September 30, 2012, respectively, compared to $12.2 million and $29.3 million for the three and nine months ended September 30, 2011, respectively. Income tax is related to federal, state and foreign tax obligations. The changes in tax expense were primarily related to changes in the mix of jurisdictional profits, and the discrete items relating to each period.

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions. For the three and nine months ended September 30, 2012, our effective tax rate varied from the statutory tax rate primarily due to state income taxes, the tax rate differential attributable to income earned by our foreign subsidiaries and the related mix of jurisdictional profits, and changes in uncertain tax positions.

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2012, a valuation allowance is maintained against deferred tax assets associated with certain state tax net operating loss carryforwards. We also maintain a valuation allowance against certain foreign deferred tax assets, primarily in Switzerland, but we believe that deferred tax assets in our other foreign subsidiaries are more likely than not to be realized, and therefore, no valuation allowance has been recorded against these assets.

We had gross unrecognized tax benefits, including interest and penalties, of approximately $19.3 million as of September 30, 2012 and $15.2 million as of December 31, 2011. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of our effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2012 and December 31, 2011, accrued interest and penalties were $1.5 million and $1.4 million, respectively.

We conduct business globally, and as a result, our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Germany, India, Switzerland, the United Kingdom and the United States. Our U.S. federal tax filings are open for examination for tax years 2009 through the present. The statutes of limitations in our other tax jurisdictions remain open for various periods between 2004 and the present. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in a future period.

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

The following tables present the service revenues and income before income taxes attributable to these operating segments for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service Revenues:
SapientNitro	$196,298	$178,745	$571,694	$501,719
Sapient Global Markets	79,591	70,489	217,289	216,338
Sapient Government Services	12,578	13,496	38,852	40,629

Total service revenues	$288,467	$262,730	$827,835	$758,686

Income Before Income Taxes:
SapientNitro	$64,551	$61,529	$180,610	$160,670
Sapient Global Markets	26,151	23,419	65,733	65,728
Sapient Government Services	3,555	3,831	10,671	10,671

Total reportable segments operating income (1)	94,257	88,779	257,014	237,069
Less: reconciling items (2)	(60,670)	(56,860)	(180,105)	(162,043)

Total income before income taxes	$33,587	$31,919	$76,909	$75,026

(1)	Segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.
(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Centrally managed functions	$51,863	$49,881	$155,716	$143,690
Restructuring and other related (benefits) charges	(19)	1,191	(109)	6,777
Amortization of purchased intangible assets	2,744	1,725	8,111	4,286
Stock-based compensation expense	5,773	5,018	17,386	14,237
Acquisition costs and other related charges	1,121	1,082	2,714	1,305
Interest and other income, net	(812)	(2,037)	(3,713)	(4,752)
Unallocated benefits (a)	—	—	—	(3,500)

Total reconciling items	$60,670	$56,860	$180,105	$162,043

(a)	Reflects stock option restatement-related benefits.

Service Revenues by Operating Segment

The following tables present SapientNitro service revenues by industry sector for the three and nine months ended September 30, 2012 and 2011 (in millions, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)
Industry Sector	2012	2011	Dollars	Percentage
Consumer, Travel & Automotive	$121.1	$102.9	$18.2	18%
Financial Services	34.3	27.8	6.5	23%
Technology & Communications	21.5	30.1	(8.6)	(29)%
Government, Health & Education	15.6	15.7	(0.1)	(1)%
Energy Services	3.8	2.2	1.6	73%

Total SapientNitro service revenues	$196.3	$178.7	$17.6	10%

	Nine Months Ended September 30,		Increase / (Decrease)
Industry Sector	2012	2011	Dollars	Percentage
Consumer, Travel & Automotive	$362.5	$278.8	$83.7	30%
Financial Services	89.6	86.8	2.8	3%
Technology & Communications	66.4	92.4	(26.0)	(28)%
Government, Health & Education	42.8	37.4	5.4	14%
Energy Services	10.4	6.3	4.1	65%

Total SapientNitro service revenues	$571.7	$501.7	$70.0	14%

The increases in SapientNitro service revenues for the three and nine months ended September 30, 2012 were primarily due to increases in demand for SapientNitro services in the Consumer, Travel & Automotive industry sector. We have experienced increasing acceptance of our value proposition particularly in this sectors, as companies in this sector shift more of their marketing efforts to digital commerce. The decreases in Technology & Communications were due to lower demand from certain clients in this sector. In constant currency terms, SapientNitro service revenues increased 11% for the three months ended September 30, 2012, and 15% for the nine months ended September 30, 2012, as compared to the same periods in 2011.

The following tables present Sapient Global Markets service revenues by industry sector for the three and nine months ended September 30, 2012 and 2011 (in millions, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)
Industry Sector	2012	2011	Dollars	Percentage
Financial Services	$59.4	$51.7	$7.7	15%
Energy Services	18.7	16.9	1.8	11%
Government, Health & Education	1.5	1.9	(0.4)	(21)%

Total Sapient Global Markets service revenues	$79.6	$70.5	$9.1	13%

	Nine Months Ended September 30,		Increase / (Decrease)
Industry Sector	2012	2011	Dollars	Percentage
Financial Services	$158.3	$155.8	$2.5	2%
Energy Services	54.9	53.5	1.3	2%
Government, Health & Education	4.1	7.0	(2.8)	(40)%

Total Sapient Global Markets service revenues	$217.3	$216.3	$1.0	0%

The increases in Sapient Global Markets service revenues for the three and nine months ended September 30, 2012 were due to increases in demand, most significantly in the Financial Services sector. In constant currency terms, Sapient Global Markets service revenues increased 14% for the three months ended September 30, 2012, and increased 2% for the nine months ended September 30, 2012, as compared to the same periods in 2011.

Service revenues for the Sapient Government Services operating segment decreased 7% for the three months ended September 30, 2012, and decreased 4% for the nine months ended September 30, 2012, compared to the same periods in 2011, due to decreases in demand for our services in this segment.

Operating Income by Operating Segments

SapientNitro’s operating income as a percentage of related service revenues was 33% for the three months ended September 30, 2012, compared to 34% for the same period in 2011, and was 32% for the nine months ended September 30, 2012, unchanged from the same period in 2011.

Sapient Global Markets’ operating income as a percentage of related service revenues was 33% for the three months ended September 30, 2012, and was 30% for the nine months ended September 30, 2012, both unchanged from the same periods in 2011.

Sapient Government Services’ operating income as a percentage of related service revenues was 28% for the three months ended September 30, 2012, unchanged from the same period in 2011, and was 27% for the nine months ended September 30, 2012, compared to 26% for the same period in 2011.

Liquidity and Capital Resources

	September 30,	December 31,
	2012	2011
	(in thousands)
Cash, cash equivalents, restricted cash and marketable securities	$212,405	$225,649

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Summary of cash flow activities:
Net cash provided by operating activities	$41,138	$62,939
Net cash used in investing activities	$(26,880)	$(73,165)
Net cash used in financing activities	$(32,966)	$(48,725)

We invest our excess cash predominantly in money market funds, time deposits with maturities of 91 days or less, mutual funds and other cash equivalents.

As of September 30, 2012 and December 31, 2011, we had $5.1 million and $4.2 million, respectively, held with various banks as collateral for letters of credit and performance bonds, and these amounts are classified as “Restricted cash” on our consolidated and condensed balance sheets.

As of September 30, 2012, our total cash, cash equivalents, restricted cash and marketable securities balance included $57.0 million held by our U.S. entities and $155.4 million held by our foreign subsidiaries. If we need to access these overseas funds for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to reinvest the unremitted earnings of our foreign subsidiaries indefinitely, except for $39.5 million of unremitted earnings which as of September 30, 2012 were not reinvested indefinitely. Our current plans do not demonstrate a need to repatriate any overseas funds to fund our U.S. operations.

In July 2012, we entered into a revolving credit facility under which we may request advances for general working capital purposes, in U.S. dollars, British pounds sterling and euros, not to exceed an equivalent of $20 million U.S. dollars in the aggregate. As of November 9, 2012, we had not drawn any advances under this facility. We believe that our existing cash, credit facility and other short-term investments will be sufficient to meet our working capital and capital expenditure requirements, investing activities, repurchases of common stock, and the expected cash outlays for our previously recorded restructuring activities, for at least the next 12 months.

Operating Activities

Net cash provided by operating activities was $41.1 million for the nine months ended September 30, 2012. This resulted from net income of $45.7 million and the addition of net non-cash charges of $51.7 million, less a decrease of $56.3 million in cash relating to changes in operating assets and liabilities. Increases in accounts receivable and unbilled revenues accounted for $24.4 million of this amount, due to increased revenues in 2012 compared to 2011. Net cash provided by operating activities decreased as compared to the $62.9 million provided during the nine months ended September 30, 2011, which resulted from net income of $45.7 million and the addition of net non-cash items of $46.7 million, partially offset by a decrease of $29.4 million in cash relating to changes in operating assets and liabilities.

Days sales outstanding (“DSO”) is calculated based on the actual three months of total revenue and period end accounts receivable, unbilled revenue and deferred revenue balances. DSO increased 6% to 67 days as of September 30, 2012 as compared to 63 days as of December 31, 2011. DSO increased due to the increase in accounts receivable and unbilled revenues, which is related to increased revenues, the timing of achieving certain project milestones and the timing of project billings. We expect our unbilled revenues to be short-term in nature, with a majority being billed within 90 days.

Investing Activities

Net cash used in investing activities was $29.1 million for the nine months ended September 30, 2012. This included the use of $29.7 million for capital expenditures, primarily for the build-out of offices in our India locations, and internally developed software. Net cash used in investing activities was $73.2 million in the nine months ended September 30, 2011, primarily due to the use of $44.6 million (net of cash acquired) for the acquisitions of DAD and Clanmo GmbH, and the use of $28.7 for capital expenditures, primarily for the build-out of offices in various locations, and the costs of internally developed software.

Financing Activities

Net cash used in financing activities was $33.0 million in the nine months ended September 30, 2012, primarily due to the use of $44.6 million for common stock repurchases, partially offset by $10.6 million of tax benefits from stock plans. Net cash used in financing activities was $48.7 million for the nine months ended September 30, 2011, primarily relating to a $48.9 million special dividend payment to holders of common stock and net repayments of $4.4 under our revolving credit facility in India (this facility expired December 31, 2011). We also repaid $3.8 million of debt assumed in connection with the acquisition of DAD. These uses of cash were partially offset by $8.4 million of proceeds from stock option exercises.

We use foreign exchange option contracts to partially mitigate the effects of exchange rate fluctuations on revenues and operating expenses denominated in certain foreign currencies. Please see Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of our use of such derivative financial instruments.

Contingencies

We are subject to certain legal proceedings and claims incidental to the operation of our business. We are also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully adjudicated. We currently do not anticipate that these matters, if resolved against us, will have a material adverse impact on our financial results.

We accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. As of September 30, 2012, we have recorded an accrual of $0.9 million related to all probable litigation losses where a reasonable estimate of the loss could be made.

We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. We currently estimate that the range of loss for all reasonably possible losses for which an estimate can be made is between $0 and $1.0 million. Although we intend to defend these matters vigorously, the ultimate outcome of these matters is uncertain. However, we do not expect the potential losses, if any, to have a material adverse impact on our operating results.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This amendment requires disclosing and reconciling gross and net amounts for financial instruments that are offset in the balance sheet, and amounts for financial instruments that are subject to master netting arrangements and other similar clearing and repurchase arrangements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We expect to adopt ASU 2011-11 on January 1, 2013. The adoption of ASU 2011-11 will not have a material impact on our disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. The market values of fixed rate securities may be adversely impacted due to a rise in market interest rates, while floating rate securities may produce less income than expected if market interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, and we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. If the interest rate had fluctuated by 10%, the increase or decrease in value of our marketable securities would not have been material as of September 30, 2012 and our interest income would not have changed by a material amount for the three and nine months ended September 30, 2012.

As of September 30, 2012, we held, at fair value, $1.3 million in auction rate securities (“ARS”) classified as available-for-sale. We do not intend to sell the remaining $1.4 million (amortized cost) in ARS classified as available-for-sale until a successful auction occurs, nor do we believe that we will be required to sell these securities at less than amortized cost before a successful auction occurs.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates because significant portions of our revenues, expenses, assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the British pound sterling, the euro, the Indian rupee and the Canadian dollar. These exposures may change over time as business practices evolve.

Foreign Currency

Foreign Currency Transaction Exposure

Foreign currency transaction exposure is derived primarily from intercompany transactions of a short-term nature and transactions with clients or vendors in currencies other than the functional currency of the legal entity in which the transaction is recorded. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency at each reporting period using period-end exchange rates and any resulting gain or loss as a result of currency fluctuations is recorded in general and administrative expenses in our consolidated and condensed statements of operations. Foreign currency transaction net gains of $0.2 million and $0.3 million were recorded for the three months ended September 30, 2012 and 2011, respectively. Foreign currency transaction net gains of $0.9 million and $0.7 million were recorded for the nine months ended September 30, 2012 and 2011, respectively.

We mitigate foreign currency transaction exposure by settling these types of transactions in a timely manner where practical, thereby limiting the amount of time that the resulting non-functional currency asset or liability remains outstanding and subject to exchange rate fluctuations.

Foreign Currency Translation Exposure

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

For the three months ended September 30, 2012, approximately 20% of our revenues and approximately 47% of our operating expenses were generated by subsidiaries for which the functional currency is not the U.S. dollar and thus subject to foreign currency translation exposure, as compared to 31% and 48%, respectively, for the same period in 2011. In addition, 53% of our assets and 52% of our liabilities were subject to foreign currency translation exposure as of September 30, 2012, as compared to 53% of our assets and 50% of our liabilities as of December 31, 2011. We also have assets and liabilities in certain entities that are denominated in currencies other than the entity’s functional currency and are subject to foreign currency transaction exposure, as described above.

Approximately 16% of our operating expenses for the nine months ended September 30, 2012 was incurred by foreign subsidiaries whose functional currency is the Indian rupee. Because we have minimal associated revenues in Indian rupees, any significant movement in the exchange rate between the U.S. dollar and the Indian rupee has a significant impact on our operating expenses and operating profit. Approximately 9% and 2% of our service revenues for the nine months ended September 30, 2012 were generated by foreign subsidiaries whose functional currencies are the British pound sterling and the euro, respectively. Any significant movements in the exchange rates between the U.S. dollar and the British pound sterling, and the U.S. dollar and the euro, have a significant impact on our service revenues and operating income. We manage these exposures through a risk management program which is designed to mitigate our exposure to operating expenses incurred by foreign subsidiaries whose functional currency is the Indian rupee and operating margins in foreign subsidiaries whose functional currencies are the British pound sterling and the euro. This program includes the use of derivative financial instruments which are not designated as accounting hedges. As of September 30, 2012, we had option contracts outstanding in the notional amount of approximately $38.4 million ($28.7 million for our Indian rupee contracts, $8.1 million for our British pound sterling contracts, and $1.6 million for our euro contracts). Because these instruments are option collars that are settled on a net basis with the counterparty banks, we have not recorded the gross underlying notional amounts in our consolidated and condensed balance sheets as of September 30, 2012. The following table presents a summary of our net realized and unrealized gains or losses on our option contracts for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gain (loss) on foreign exchange option contracts not designated	$572	$(123)	$654	$(494)

We also performed a sensitivity analysis of the possible losses that could be incurred on these contracts as a result of unfavorable movements in the respective foreign currency exchange rates. The following table presents the maximum losses on these unsettled positions that would result from changes of 10%, 15% and 20% in the underlying average exchange rates of the respective foreign currencies (in millions):

	Maximum Losses Resulting from Changes in Underlying Average Exchange Rates of:
Currency	10%	15%	20%
Indian rupee	$1.0	$2.1	$3.1
British pound sterling	$0.7	$1.1	$1.5
Euro	$0.2	$0.2	$0.3

Open option positions as of September 30, 2012 expire in October, November and December of 2012 and, therefore, any realized losses in respect to these positions after September 30, 2012 would be recognized in the three months ending December 31, 2012.

For additional quantitative and qualitative disclosures about market risk affecting Sapient, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management has conducted an evaluation, under the supervision of and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2012 were effective.

Changes in Internal Control Over Financial Reporting

Although we identified certain prior period errors that required us to revise in this Form 10-Q prior period financial statements, there were no changes in the design of our internal control over financial reporting during the three and nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuously evaluating the quality of our internal control over financial reporting, and in particular the income taxes area, and have made important improvements in our internal control processes over time, including but not limited to the hiring of additional competent personnel resulting in a corresponding increase in the quality and execution of our internal controls. The identification of those prior period errors is, in fact, the result of the continuous improvements made in the controls over our tax accounting function.

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

Also, changes to government structure or policies in countries in which we operate could negatively impact our operations if such changes were to limit or cease any benefits that may currently be available to us. For example, although the Indian government has historically offered generous tax incentives to induce foreign companies to base operations in India, new taxes have been introduced in recent years that partially offset those benefits. On March 31, 2009, the income tax incentive of one of our Software Technology Parks (“STPs”) units in India expired. On March 31, 2011, the income tax incentives applicable to our other two STPs units in India expired. In 2009, we established a new India unit in a Special Economic Zone (“SEZ”), which is eligible for a five year, 100% tax holiday. Immediately following the expiration of the 100% tax holiday, the SEZ unit is entitled to a five-year, 50% tax holiday. In 2011, we established three new India business units in SEZs, which are eligible for similar tax benefits. The expiration of incentives may adversely affect our cost of operations and increase the risk of delivering our services on budget for client assignments. Expiration of benefits provided to us by having operations based in India could have a material adverse effect on our business, financial condition and results of operations.

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

Military actions in Iraq, Afghanistan and elsewhere, global terrorism, natural disasters and political unrest in the Middle East and other countries are among the factors that may adversely impact regional and global economic conditions and, concomitantly, client investments in our services. In addition to the potential impact of any of these events on the business of our clients, these events could pose a threat to our global operations and people. Specifically, our people and operations in India could be impacted if the recent rise in civil unrest, terrorism and conflicts with bordering countries in India were to increase significantly. Additionally, hurricanes or other unanticipated catastrophes, both in the U.S. and globally, could disrupt our operations and negatively impact our business as well as disrupt our clients’ businesses, which may result in a further adverse impact on our business. As a result, significant disruptions caused by such events could materially and adversely affect our business, financial condition and results of operations.

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

Jerry A. Greenberg, current Co-Chairman of the Board of Directors and former Chief Executive Officer of the Company, and J. Stuart Moore, former Co-Chairman of the Board of Directors and Co-Chief Executive Officer and current member of our Board of Directors, hold, in the aggregate, approximately 12% of the outstanding shares of our common stock as of November 1, 2012. As a result, they have the ability to substantially influence and, in some cases, may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors. Messrs. Greenberg and Moore also beneficially own substantial holdings not represented by this percentage over which they have no voting or dispositive powers.

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

We have implemented and continue to install several upgrades and enhancements to our financial systems. We expect these initiatives to enable us to achieve greater operating and financial reporting efficiency and also enhance our existing control environment through increased levels of automation of certain processes. Failure to successfully execute these initiatives in a timely, effective and efficient manner could result in the disruption of our operations, the inability to comply with our obligations under the Sarbanes-Oxley Act of 2002, significant deficiencies or a material weakness, and/or the inability to report our financial results in a timely and accurate manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes information with respect to repurchases we made of our common stock during the three-month period ended September 30, 2012:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program
July 1, 2012 to July 31, 2012	710,739	$9.56	710,739	$56,224,402
August 1, 2012 to August 31, 2012	81,200	$9.68	81,200	$55,439,579
September 1, 2012 to September 30, 2012	—	$—	—	$55,439,579

Total	791,939	$9.57	791,939

(1)	On May 10, 2012, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $100 million of the Company’s common stock. Under the program, management of the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The program will expire on May 9, 2014.

Item 6. Exhibits

10.1*	Employment Agreement between Sapient Consulting (Singapore) Private Limited and Dr. Christian Oversohl

10.2*	Supplemental Agreement to Employment Agreement between Sapient GmbH and Dr. Christian Oversohl

31.1*	Certification of Alan J. Herrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Alan J. Herrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from Sapient Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated and Condensed Balance Sheets, (ii) Unaudited Consolidated and Condensed Statements of Operations, (iii) Unaudited Consolidated and Condensed Statements of Comprehensive Income, (iv) Unaudited Consolidated and Condensed Statements of Cash Flows and (v) Notes to the Unaudited Consolidated and Condensed Financial Statements.

*	Exhibits filed herewith.
**	Exhibits furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Alan J. Herrick	Co-Chairman of the Board of Directors, President and Chief Executive Officer	November 9, 2012
Alan J. Herrick	(Principal Executive Officer)

/s/ Joseph S. Tibbetts, Jr.	Chief Financial Officer	November 9, 2012
Joseph S. Tibbetts, Jr.	(Principal Financial Officer)