Form 10-K
period 2012-12-31
SAPIENT CORP
filed 2013-02-28
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Registrant’s telephone number, including area code: (617) 621-0200

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

As of the last business day of the registrant’s most recently completed second quarter (June 30, 2012), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $0.9 billion based on the closing sale price as reported on the NASDAQ Global Select Stock Market. Solely for purposes of the foregoing calculation, “affiliates” are deemed to consist of each officer and director of the registrant, and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2013
Common Stock, $0.01 par value per share	138,106,527 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2013 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

SAPIENT CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2012

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included in this Annual Report on Form 10-K, including those related to our cash and liquidity resources, our cash outlays, our capital expenditures relating to restructuring, future dividend payments, investing activities, and repurchases of our common stock, the nature of our unbilled revenues, our tax estimates and deferred tax amounts, the outcome of tax audits, the effects of restructuring certain subsidiaries, our accrual of contingent liabilities, the impact of acquisitions and acquisition costs, our compensation expense, the ability of our insurance to cover our indemnification arrangements and our fair value estimates of such arrangements, the effects of changes in interest rates and currency exchange rate fluctuations, the impact of new accounting pronouncements, our use of cash, the temporary nature of certain impairments, our assumptions underlying certain impairment reviews, our revenue recognition, anticipated revenue from our services, including traditional IT consulting services, anticipated client

i

contractual demands, our ability to meet working capital and capital expenditure requirements, investing activities, stock repurchases and expected cash outlays, the outcome of litigation, our Global Distributed Delivery model results, benefits of our relationships and strategic alliances, the alignment of our sales professionals, our employee relationships, our competition and our principal competitive factors, our ability to estimate required resources for client arrangements, our technology platforms, our reinvestment of unremitted earnings and our plans regarding whether or not to repatriate overseas funds, our expectations regarding fixed-price contracts and lease extensions, and our plans regarding auction rate securities and other available-for-sale securities, as well as any statement other than statements of historical facts are forward-looking statements. When used in this Annual Report on Form 10-K, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part I, Item 1A, Risk Factors, and elsewhere in this Annual Report on Form 10-K. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, except as required by law.

ii

PART I

Item 1.    Business

General

Sapient Corporation (“Sapient” or the “Company”) is a global services company that helps clients leverage marketing and technology to transform their businesses. We provide services, as described below, which enable our clients to anticipate, navigate and leverage change to gain a competitive advantage and succeed in an increasingly connected, customer-centric environment. We do this through three main business units: SapientNitro, Sapient Global Markets, and Sapient Government Services. Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Sapient,” the “Company,” “we,” “us” or “our” refer to Sapient Corporation and its wholly-owned subsidiaries.

SapientNitro is a new breed of agency redefining storytelling for an “always-on” world. In a market dramatically altered by the changing behavior of the connected consumer, we help clients tell their stories through seamless experiences across brand communications, digital engagement, and omni-channel commerce. We call this approach “storyscaping”, where storytelling meets the power and scale of systems thinking, enabling clients to more meaningfully engage their always-on consumers wherever they are in the brand experience — whether attraction, engagement, or transaction. Our connected teams of strategists, creatives, and technologists, collaborating across disciplines, perspectives and continents, take a holistic approach to conceiving and driving a brand’s organizing idea across the full spectrum of physical and digital touchpoints, resulting in deeper, more meaningful relationships between brands and their customers.

Sapient Global Markets is a provider of business and technology services to capital and commodity market participants, intermediaries and regulators. We provide integrated advisory, program management, analytics, technology and operations services to leaders in banking, investment management, energy and commodity industries, as well as to governments. These services help clients to grow and enhance their organizations, create robust and transparent infrastructure, manage operating costs, and foster innovation. Through highly specialized expertise and services, we develop solutions that address the key drivers important to leaders in today’s capital and commodity markets, including: responding to a complex and changing regulatory environment, achieving operational efficiencies through asset optimization and user experience design, and the need for greater visibility into enterprise risk management.

Sapient Government Services provides consulting, technology, and marketing services to U.S. government agencies, nonprofit organizations (“NPOs”), and non-governmental organizations (“NGOs”). Focused on driving long-term change and transforming the citizen experience, we use technology, marketing services and communications to help our clients become more accessible, transparent, and effective. With a track record of delivering mission-critical solutions and the ability to leverage commercial best practices, we serve as trusted advisors to U.S. government agencies such as National Institutes of Health, Department of Homeland Security, Department of Commerce, Library of Congress, and Department of Defense.

Founded in 1990 and incorporated in Delaware in 1991, Sapient maintains a strong global presence with offices in 31 cities and approximately 10,700 employees in the Americas, Europe and the Asia-Pacific region, including India. Our headquarters and executive offices are located at 131 Dartmouth Street, Boston, Massachusetts 02116, and our telephone number is (617) 621-0200. Our stock trades on the NASDAQ Global Select Market under the symbol “SAPE.” Our Internet address is http://www.sapient.com. Material contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Our clients consist of leading Global 2000 and other companies within the following industries in which we have extensive expertise (our “industry sectors”): financial services, retail, technology & communications, consumer packaged goods, travel & leisure, automotive, energy services, and government, health & education.

We also provide services to federal government clients within the U.S. and to provincial and other governmental entities in Canada and Europe.

Integral to our service capabilities is our Global Distributed Delivery (“GDD”) model, which enables us to perform services on a continuous basis, through client teams located in the Americas, Europe and the Asia-Pacific region, including India. Our GDD model involves a single, coordinated effort between development teams in a remote location (typically highly skilled business, technology, and creative specialists in our India offices in the cities of Gurgaon, Bangalore, and Noida) and development and client teams in the Americas, Europe, the Asia-Pacific region and India. To work effectively in this globally distributed environment, we have developed extensive expertise and processes in coordinating assignment management and implementation efforts among the various development teams that we deploy to enable continuous assignment services. Through our GDD model, we believe that we deliver greater value to our clients at a competitive cost and in an accelerated timeframe. In addition to solution design and implementation, many of our long-term engagements and outsourcing relationships leverage our longstanding GDD execution model. Across all of our business units, we use our proprietary Fusion workshops to help our clients validate their proposed approach, gather requirements, and design effective solution roadmaps.

We derive Long-Term and Retainer Revenues from many of our client relationships. Long-Term and Retainer Revenues are revenues from contracts with durations of at least twelve months, or contracts in which our clients have chosen us as an exclusive provider, for marketing retainer-based services, capacity, applications management and other services. In 2012, Long-Term and Retainer Revenues represented 52% of our global services revenues, compared to 48% in 2011 and 46% in 2010. Further, in 2012 our five largest individual clients accounted for approximately 21% of our revenues in the aggregate, compared to 19% in both 2011 and 2010. No individual client accounted for more than 10% of our revenues in 2012, 2011 or 2010.

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

Segment Information

Beginning in 2010, we realigned our North America and Europe business units and internal reporting systems into three operating segments to better align our services with our business and operating strategy. The realigned operating segments are: SapientNitro, Sapient Global Markets and Sapient Government Services. Further information about these operating segments, including a presentation of financial information, is located in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17, Segment Reporting, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The principal risks and uncertainties facing our business, operations and financial condition are discussed in Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K.

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

Information regarding financial data by geographic area is set forth in Note 17, Segment Reporting, in the Notes to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Acquisitions

In the past few years, we have acquired several businesses to enhance and/or complement our service offerings.

On January 15, 2013, we acquired 81% of the outstanding securities of iThink Comunicação e Publicidade Ltda, (“iThink”), an independent digital agency based in Sao Paulo, Brazil. We acquired iThink to expand our combination of brand, digital and commerce service offerings to our global clients in Latin America. The acquisition added approximately 65 people and was allocated to our SapientNitro reportable segment.

On December 27, 2012, we acquired 100% of the membership interests of (m)Phasize, LLC (“(m)Phasize”), a marketing analytics company located in Westport, Connecticut. We acquired (m)Phasize to strengthen our analytics services and marketing mix modeling capabilities. The acquisition added approximately 16 people and was allocated to our SapientNitro reportable segment.

On November 1, 2012, we acquired 100% of the outstanding shares of Second Story Inc. (“Second Story”), an interactive studio located in Portland, Oregon. We acquired Second Story to strengthen our ability to craft immersive experiences that seamlessly blend physical and digital environments, from web and mobile to in-store and in-venue. The acquisition added approximately 35 people and was allocated to our SapientNitro reportable segment.

On September 6, 2011, we acquired 100% of the outstanding shares of D&D Holdings Ltd. (“DAD”), a London-based advertising agency operating in the United Kingdom and continental Europe. The acquisition added approximately 200 people and was allocated to our SapientNitro reportable segment. We acquired DAD to strengthen our capabilities in marketing campaign production and direct response measurement.

On July 13, 2011, we acquired 100% of the outstanding shares of CLANMO GmbH (“Clanmo”), a full-service mobile interactive agency based in Cologne, Germany, which focuses on mobile strategy, communications, design, and technological implementation. The acquisition added approximately 50 people and was allocated to our SapientNitro reportable segment. We acquired Clanmo to strengthen our mobile interactive capabilities in the European market.

Our Services

SapientNitro

SapientNitro services include integrated marketing and creative services, web and interactive development, traditional advertising, media planning and buying, strategic planning and marketing analytics, multi-channel commerce strategy and solutions including a significant focus on mobile, and content and asset management strategies and solutions. These connected capabilities are applied to solve our clients’ most challenging business problems. We integrate creative marketing concepts with technology tools and platforms to build rich experiences across brand, digital and commerce, designed to acquire new customers and increase demand, create profitable customer relationships and build brand awareness and loyalty.

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

Additionally, we offer our clients technology platforms that accelerate and advance key components of the marketing landscape, including the following:

•

Sapient EngagedNowSM is a robust cloud-based platform offering that gives marketers the ability to better engage their consumers across a range of digitally enhanced channels, allowing brands to create immersive, multi-channel customer experiences without having to design, develop and support the infrastructure needed to enable these experiences. EngagedNow is a platform suite that can be used broadly across a range of industries. The suite also includes unique offerings and modular capabilities to support the specific needs of industry verticals, including sports & entertainment (Sapient EngagedFanSM) and travel (Sapient EngagedTravelerSM). EngagedNow is an end-to-end platform that connects brands with digitally enabled consumers across an integrated set of channels — from web and mobile to tablets and digital signage.

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

•

Ionos™ is a platform that provides content and advertising monetization capabilities for digital publishers and site owners. It works alongside content and commerce platforms across all digital channels — web, mobile, digital in-store — to help publishers and ad buyers identify and deliver monetized content and traditional advertising inventory with a unique patent-pending mechanism for allocating inventory using facet-based ad buying and prioritization. Ionos™ is deployed in the airport traveler space today. We expect that Ionos™ will be an important element of our services to various clients in 2013. Ionos™ integrates directly with BridgeTrack® as well as several third-party advertising networks to ensure that publishers get the most from their digital properties.

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

Strategic Planning and Marketing Analytics

We provide our clients with a broad array of strategic planning services that are intended to maximize return on marketing initiative investments. We combine our deep business and technology expertise to analyze how products, brands and consumers interact and the role that current and emerging technologies play in this relationship. Additionally, we apply expertise in marketing analytics to collect, analyze and report on online consumer behavior and insights, and assist our clients in developing successful online marketing strategies and campaigns. Our array of strategic planning and marketing analytics services includes brand strategy development, marketing mix modeling, consumer and market research (primary and secondary), advertising message content and medium strategy development, internet and blogosphere analytics (researching and analyzing what social networking websites and blogs say about our clients), and coordination and management of mixed media (e.g., online and print media).

Commerce and Content Technologies

We apply our substantial knowledge and expertise in connecting companies and customers to help our clients achieve their business goals. In today’s digitally disrupted marketplace, clients are looking for new approaches to managing in an always-on world. This impacts our work across marketing and commerce, which are becoming deeply integrated and increasingly omni-channel. Specifically, our multi-channel commerce work includes marketing asset management platforms, selection and implementation of advertising campaign management systems, application integration and research, and implementation of emerging technologies.

We devise content, collaboration, commerce and technology strategies that improve our clients’ competitive position and performance, as well as the value they realize from their technology portfolio. We apply our substantial expertise in diverse technologies and our understanding of each client’s business issues to design solutions that align with, and create a roadmap for, the achievement of the client’s business objectives. Our areas of content, collaboration, commerce and technology strategy expertise are geared toward helping clients succeed in today’s environment. The issues we help our clients address include:

•	business process consulting — as digital disrupts core business processes;

•	overall digital strategy;

•	technology governance and enterprise architecture services; and

•	program management.

Sapient Global Markets

Sapient Global Markets operates in key centers relevant to the global capital and commodity markets, including New York, London, Zurich, Chicago, Houston, Singapore, Boston, Toronto and Calgary, as well as in large technology development and operations outsourcing centers in Bangalore, Delhi, and Noida, India. We leverage our industry insights, deep domain knowledge, global reach, and disciplined execution to enable our clients to succeed in these dynamic markets.

Within Sapient Global Markets, we have created a number of practices designed to enable us to align our services directly with the manner in which our clients do business, and to focus on key areas of need within their operations. Our practice areas include:

•	buy-side investment process;

•	commodities trading and risk management;

•	derivatives platforms;

•	clearing and collateral;

•	data management;

•	Java;

•	.Net;

•	operational risk;

•	pipeline and shipping;

•	portfolio accounting;

•	trade documentation;

•	trade repository reporting;

•	valuation and risk analytics; and

•	visualization.

Additionally, we offer a full set of services that enables us to provide capabilities across the full assignment lifecycle — from concept to delivery. These service lines are described below.

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

Program Management

Within our Program Management service line we ensure that our clients’ programs are successfully managed from inception to completion. Our service lines operate independently or together, to provide full lifecycle capabilities across all stages of an assignment. We perform strategic planning, enterprise architecture development, program management, and IT governance services for large-scale, single or multi-vendor initiatives to ensure on-time, on-budget delivery of solutions that create repeatable success for our clients.

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

Technology

Our Technology service line, in conjunction with our Advisory service line, designs, develops, integrates, supports and tests software solutions for the most critical functions of our clients’ businesses. Our capabilities range from GDD-enabled custom software development to third-party system integration for our clients, quality assurance (“QA”) and testing services and application maintenance and support. We also maintain core expertise in all of today’s most relevant technology platforms and uniquely instill our people with industry-leading business knowledge to ensure that we create technology solutions with the full context of the business environment.

Operations

Our Operations service line designs, implements, executes and enables onshore, nearshore and offshore delivery of some of the most difficult trading and risk management processes within the global markets arena. We have a unique understanding of the financial markets through our combination of deep industry expertise, customized outsourcing methodology and ability to innovate solutions to some of the day’s most pressing trade management issues. Representative work includes confirmation reconciliation, settlement calculation, collateral management, and clearing. Further, we have worked at the center of several of the largest bank mergers in recent history, developing and implementing plans for integration.

Our expertise in complex areas such as derivatives has enabled our clients to consider higher-order processes for outsourcing than previously possible. By co-locating our technology and process activities between India, the U.S., U.K. and Europe, we have developed important new solutions and capabilities for our clients, including the automation of complex processes in a single, unified environment.

We pride ourselves on our record of attracting, training and retaining the highest quality professionals available in the market. As part of our commitment to attracting and retaining the best people, we have developed our unique “Global Markets Institute,” a four-month course for incoming graduate-level staff designed to provide grounding in the capital and commodity markets industry as well as processes and technologies supporting the clients we serve.

Sapient Government Services

Sapient Government Services offers a robust suite of high-value capabilities to U.S. government clients, NPOs and NGOs, including digital marketing strategy and execution, program management, solution delivery, strategy, and communications and outreach. We help our clients to optimize and align technology, programs, and systems, solving their most challenging problems, and increasing their digital interactions with constituents across multiple channels.

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

Alliances

We focus on building the right results for our clients’ businesses. To support this focus, we work closely with alliance partners to develop industry-leading solutions that we can deliver to meet our clients’ needs. We have established global partnerships with industry leaders, including Adobe, IBM, Microsoft, Google, Oracle, Hybris, Demandware, Endeca, Autonomy Interwoven, SDL Tridion and Jive Software. We have a skilled knowledge base in these companies’ products to help our clients solve their business challenges through technology. Further, we have formed, and continue to form, “Centers of Excellence,” comprising dedicated, globally distributed teams with deep application knowledge and a proven track record of implementing solutions based on Sapient’s strategic partner technologies. Through our expert knowledge and commitment to collaboration, we help our clients identify and implement faster the right solutions at lower overall costs.

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

The Sapient Approach

Our unique consultative methodology, “Sapient Approach,” helps ensure predictable business results that are delivered on-time and on-budget while meaningfully meeting the needs of our clients’ end customers. We employ a collaborative, agile/lean-based delivery approach, in which we develop and release in an iterative manner usable components of a deliverable, thus enabling our clients to review, validate and commence use of work product throughout the life cycle of a project, rather than await the end of the project to realize its full benefits. Our overall approach has been time tested over a number of years and has successfully produced meaningful results for our clients. Our SapientNitro business unit utilizes a slightly modified Sapient Approach, the “Idea Engineering Approach,” which uniquely leverages our multi-disciplinary teams and blends our skills at idea creation and strategy with the technology needed to bring them to life for today’s always-on consumer.

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

Additionally, the Idea Engineering Approach integrates a creative methodology to design and create user experiences that are useful, usable and compelling. Our creative approach is highly iterative, and integrates input from a wide range of perspectives and disciplines. This approach is highly scalable, and evolves based upon whether the creative output is intended to be a marketing campaign, a social media initiative, a website customer experience, a mobile application, or a retail experience. Through our creative approach we develop a deep understanding of the target user’s needs, and synchronize the design of the user experience with agile delivery of the supporting technology to minimize risk and rework.

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

To foster and encourage the realization of our strategic context, we reward teamwork, and evaluate performance and promote people based on their adoption of and adherence to our strategic context. In addition, we conduct an intensive orientation program to introduce new hires to our culture and values, and conduct internal communications and training initiatives that define and promote our culture and values.

As of December 31, 2012, we had approximately 10,700 full-time employees, consisting of 9,500 delivery personnel, 1,100 general and administrative personnel and 100 sales and marketing personnel. None of our employees is subject to a collective bargaining agreement. We believe that we have good relationships with our employees.

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

Competition

The markets for the services we provide are highly competitive. In our SapientNitro and Sapient Global Markets business units, we compete principally with large systems consulting and implementation firms, traditional and digital advertising and marketing agencies, offshore consulting and outsourcing companies, and clients’ internal IT departments. To a lesser extent, we compete with boutique consulting firms that maintain specialized skills and/or are geographically focused. With respect to Sapient Government Services, we both compete and partner with large systems integrators, major consulting firms with dedicated government business units, and government contractors.

We believe that the principal competitive factors in our markets include: ability to solve business problems; ability to provide creative concepts and solutions; expertise and talent with advanced technologies; global scale; expertise in delivering complex assignments through teams located in globally distributed geographies; availability of resources; quality and speed of delivery; price of solutions; industry knowledge; technology-

enabled marketing expertise; understanding of user experience; and sophisticated assignment and program management capability.

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

Where to Find More Information

We make our public filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, available free of charge at our website, http://www.sapient.com, as soon as reasonably practicable after we file such materials with the SEC. We also make available on our website reports filed by our executive officers, directors and holders of more than 10% of our common stock, on Forms 3, 4 and 5 regarding their ownership of our securities. These materials are available in the “Investors” portion of our website, under the link “Financial Information — SEC Filings,” and on the SEC’s website, http://www.sec.gov. You may also read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.    Risk Factors

You should carefully consider the following risk factors, which could materially impact our business and which could cause our actual business, financial condition or future results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

The markets for the services we provide are highly competitive. In our SapientNitro and Sapient Global Markets business units, we compete principally with large systems consulting and implementation firms, traditional and digital advertising and marketing agencies, offshore consulting and outsourcing companies, and clients’ internal information systems departments. To a lesser extent, other competitors include boutique consulting firms that maintain specialized skills and/or are geographically focused. Regarding our Sapient Government Services business unit, we both compete and partner with large systems integrators, major consulting firms with dedicated government business units, and government contractors. Some of our competitors have significantly greater financial, technical and marketing resources, and generate greater revenues and have greater name recognition, than we do. Often, these competitors offer a larger and more diversified suite of products and services than we offer. If we cannot keep pace with the intense competition in our marketplace, our business, financial condition and results of operations will suffer.

Our international operations and Global Distributed Delivery (“GDD”) model subject us to increased risk.

We have offices throughout the world. Our international operations account for a significant percentage of our total revenues, and our GDD model is a key component of our ability to deliver our services successfully. Our international operations are subject to inherent risks, including:

•	economic recessions in foreign countries;

•	fluctuations in currency exchange rates or impositions of restrictive currency controls;

•	political instability, war or military conflict;

•	changes in regulatory requirements;

•	complexities and costs in effectively managing multi-national operations and associated internal controls and procedures;

•	significant changes in immigration policies or difficulties in obtaining required immigration approvals for international assignments;

•	restrictions imposed on the import and export of technologies in countries where we operate;

•	tightened credit markets in particular geographies;

•	limitations on our ability to repatriate cash from our foreign subsidiaries;

•	reduced protection for intellectual property in some countries; and

•	changes in tax laws.

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

Also, changes to government structure or policies in countries in which we operate could negatively impact our operations if such changes were to limit or cease any benefits that may currently be available to us. For example, although the Indian government has historically offered generous tax incentives to induce foreign companies to base operations in India, changes in tax laws have been introduced in recent years and may be introduced in the future that may partially offset those benefits. On March 31, 2009, the income tax incentive of one of our Software Technology Parks (“STPs”) units in India expired. On March 31, 2011, the income tax incentives applicable to our other two STPs units in India expired. In 2009 we established a new India unit in a Special Economic Zone (“SEZ”), which is eligible for a five year, 100% tax holiday. Immediately following the expiration of the 100% tax holiday, the SEZ unit is entitled to a five-year, 50% tax holiday. In 2011, we established three new India business units in SEZs, which are eligible for similar tax benefits. The expiration of incentives may adversely affect our cost of operations and increase the risk of delivering our services on budget for client assignments. Expiration of tax benefits provided to us by having operations based in India could have a material adverse effect on our business, financial condition and results of operations. In addition, it has become increasingly difficult to obtain necessary visas for certain international personnel, particularly technical personnel, working in our domestic offices, and to receive necessary immigration approvals for our domestic employees working abroad on international assignments. If these challenges continue or increase, it may limit our ability to engage the most desirable personnel for particular assignments, increase the time necessary to receive approvals to do so or prevent us from obtaining such approvals, and increase our costs, all of which could materially adversely affect our business, financial condition, and results of operations.

Our business, financial condition and results of operations may be materially impacted by military actions, global terrorism, natural disasters and political unrest.

Military actions in Iraq, Afghanistan and elsewhere, global terrorism, natural disasters and political unrest in the Middle East and other countries are among the factors that may adversely impact regional and global economic conditions and, concomitantly, client investments in our services. In addition to the potential impact of any of these events on the business of our clients, these events could pose a threat to our global operations and people. Specifically, our people and operations in India could be impacted if continued civil unrest, terrorism and conflicts with bordering countries in India were to increase significantly. Additionally, hurricanes or other unanticipated catastrophes, both in the U.S. and globally, could disrupt our operations and negatively impact our business as well as disrupt our clients’ businesses, which may result in a further adverse impact on our business. As a result, significant disruptions caused by such events could materially and adversely affect our business, financial condition and results of operations.

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

We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international service revenues were $430.4 million for 2012. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues and receivables, purchases, payroll and investments on both a transactional level and a financial statement translation basis. As of December 31, 2012, 50% of our assets and 45% of our liabilities were subject to foreign currency exchange fluctuations. We also have a significant amount of foreign currency operating income and net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within a foreign country, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results.

Our GDD model also subjects us to increased currency risk because we incur a portion of our assignment costs in Indian rupees and earn revenue from our clients in other currencies. We will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge foreign currencies. There is no guarantee that any currency hedging activity we may undertake will be effective or that our financial condition will not be negatively impacted because our hedging activities are themselves subject to risk. These include risks related to counterparty performance under hedging contracts, risks related to currency exchange rate fluctuations of the Indian rupee or other currencies versus the U.S. dollar, and risks related to the regulatory environment under which we conduct our hedging activities. Costs for our delivery of services, including labor, could increase as a result of the decrease in value of the U.S. dollar against the Indian rupee or other currencies, affecting our reported results.

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

Taxing authorities could challenge our historical and future tax positions related to the allocation of income among our subsidiaries.

We enter into intercompany transactions with affiliated companies located in various tax jurisdictions around the world. While our transfer pricing methodologies are based on economic studies that we believe are reasonable, transfer prices for these transactions could be challenged by the various tax authorities resulting in additional tax liabilities, interest, and/or penalties, and the possibility of double taxation. If any of these tax authorities are successful in challenging our tax positions, our income tax expense may be adversely affected.

We may not be able to recognize revenue in the period in which our services are performed, which may contribute to fluctuations in our revenue and margins.

We provide our services under time-and-materials, fixed-price, and retainer contracts. All revenue is recognized pursuant to generally accepted accounting standards. These standards require us to recognize revenue once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured. If we perform our services prior to the period in which we are able to recognize the associated revenue, our revenue and margins may fluctuate from quarter to quarter.

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

We are dependent on, and may be adversely impacted by, the performance of third parties on certain complex engagements.

Certain complex engagements may require that we partner with specialized software or systems vendors or other partners to perform services. Often in these circumstances, we are liable to our clients for the performance of these third parties. Should the third parties fail to perform timely or satisfactorily, our clients may elect to terminate the engagements or withhold payment until the services have been completed successfully. Additionally, the timing of our revenue recognition may be affected or we may realize lower profits if we incur additional costs due to delays or because we must assign additional personnel to complete the engagement. Furthermore, our relationships with our clients and our reputation generally may suffer harm as a result of our partners’ unsatisfactory performance.

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

Further, many of our assignments involve technology applications or systems that are critical to the operations of our clients’ businesses and handle very large volumes of transactions. If we fail to perform our services correctly, we may be unable to deliver applications or systems to our clients with the promised functionality or within the promised time frame, or to satisfy the required service levels for support and maintenance. Any such failures by us could result in claims for substantial damages by our clients against us.

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

Jerry A. Greenberg, current Co-Chairman of the Board of Directors and former Chief Executive Officer of the Company, and J. Stuart Moore, former Co-Chairman of the Board of Directors and Co-Chief Executive Officer and current member of our Board of Directors, hold, in the aggregate, approximately 12% of the outstanding shares of our common stock as of February 21, 2013. As a result, they have the ability to substantially influence and, in some cases, may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors. Messrs. Greenberg and Moore also beneficially own substantial holdings not represented by this percentage over which they have no voting or dispositive powers.

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

The anticipated benefits from any acquisitions that we have undertaken in the past or may undertake might not be achieved. For example, if we acquire a company, we cannot be certain that clients of the acquired business will continue to conduct business with us, or that employees of the acquired business will continue their employment or integrate successfully into our operations and culture. The identification, consummation and integration of acquisitions require substantial attention from management. The diversion of management’s attention, as well as any difficulties encountered in the integration process, could have an adverse impact on our business, financial condition and results of operations. Further, we may incur significant expenses in completing any such acquisitions, and we may assume significant liabilities, some of which may be unknown at the time of the acquisition.

The failure to successfully and timely implement certain financial system changes to improve operating efficiency and enhance our reporting controls could harm our business.

We have implemented and continue to install several upgrades and enhancements to our financial systems. We expect these initiatives to enable us to achieve greater operating and financial reporting efficiencies and also enhance our existing control environment through increased levels of automation of certain processes. Failure to successfully execute these initiatives in a timely, effective and efficient manner could result in the disruption of our operations, the inability to comply with our obligations under the Sarbanes-Oxley Act of 2002, significant deficiencies or a material weakness, and/or the inability to report our financial results in a timely and accurate manner.

Changes in generally accepted accounting principles may materially adversely affect us.

From time to time, the Financial Accounting Standards Board promulgates new accounting principles. When we adopt new accounting principles, the results of such adoption could have a material adverse impact on our financial condition and results of operations.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our headquarters and principal administrative, finance, and marketing operations are located in approximately 68,000 square feet of leased office space in Boston, Massachusetts. We also lease offices in other parts of the United States and in Canada, Europe, India, Asia and Australia. We believe our properties are suitable for the conduct of our business, adequate for our present needs and adequate for our foreseeable future needs. We do not own any material real property. Substantially all of our office space is leased under long-term leases with varying expiration dates. For further information regarding our lease obligations, see Note 12, Commitments and Contingencies: Lease Commitments, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

For further information regarding our legal proceedings and claims, see Note 12, Commitments and Contingencies: Legal Claims, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock and Holders

Our common stock is traded on the NASDAQ Global Select Stock Market under the ticker symbol “SAPE.” The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported on NASDAQ.

	Sales Prices
	High	Low
2012:
First Quarter	$13.88	$11.93
Second Quarter	$12.80	$9.01
Third Quarter	$10.99	$9.13
Fourth Quarter	$11.75	$9.90
2011:
First Quarter	$13.44	$10.48
Second Quarter	$15.48	$11.45
Third Quarter	$16.25	$9.66
Fourth Quarter	$13.23	$9.00

On February 21, 2013, the last reported sale price of our common stock was $11.15 per share. As of the close of business on February 21, 2013, there were approximately 303 holders of record of our common stock. Because many of the common shares are registered in “nominee” or “street” names, we believe that the total number of beneficial owners is considerably higher.

Stock Performance

The following graph compares the cumulative five-year total stockholder return on our common stock from December 31, 2007 through December 31, 2012, with the cumulative five-year total return, during the equivalent period, on (i) the NASDAQ Composite Index and (ii) the Dow Jones US Technology Index. The comparison assumes the investment of $100 on December 31, 2007 in our common stock and in each of the comparison indices and, in each case, assumes reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Sapient Corporation, the NASDAQ Composite Index,

and the Dow Jones US Technology Index

	12/07	12/08	12/09	12/10	12/11	12/12
Sapient Corporation	100.00	50.40	93.87	142.87	153.54	128.68
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
Dow Jones US Technology	100.00	57.13	93.97	105.79	105.96	118.76

Dividends

On August 4, 2011, we declared a special dividend of $0.35 per share for all stockholders as of the record date of August 15, 2011, which was paid on August 29, 2011. In addition, we declared a special dividend equivalent payment of $0.35 per Restricted Stock Unit (“RSU”) for all outstanding RSU awards as of August 15, 2011, to be paid in shares when the awards vest. If an RSU does not vest, the dividend equivalent is forfeited.

We may declare or pay special cash dividends on our common stock in the future. The payment of future dividends is within the discretion of our Board of Directors and will depend upon various factors, including our results of operations, financial condition, cash requirements and business projections.

Issuer Purchases of Equity Securities

From time to time, we repurchase shares of our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, such as acquiring shares to offset dilution related to equity-based incentives granted to employees, including stock options and RSUs, and optimizing our capital structure.

On May 9, 2012, our Board of Directors authorized a stock repurchase program of up to $100 million of the Company’s common stock within two years. We did not make any purchases of our securities under this program during the three months ended December 31, 2012. During the year ended December 31, 2012, we repurchased 4,230,039 shares of our common stock at an average price of $10.54 per share for an aggregate purchase price of $44.6 million, including transaction costs. As of December 31, 2012, $55.4 million remained available for repurchase under this program.

Securities Authorized for Issuance under Equity Compensation Plans

For information required by Regulation S-K Item 201(d), see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, under Part III of this Annual Report on Form 10-K.

Item 6.    Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The balance sheet data at December 31, 2012 and 2011 and the statement of operations data for each of the three years ended December 31, 2012, 2011 and 2010 are derived from the audited consolidated financial statements for such years, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The statement of operations data set forth below for the years ended December 31, 2009 and 2008 and the balance sheet data set forth below at December 31, 2010, 2009 and 2008 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011(1)	2010(1)	2009(1)	2008
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Service revenues	$1,121,010	$1,021,083	$823,511	$638,884	$662,412
Reimbursable expenses	40,538	41,364	40,008	27,794	25,076

Total gross revenues	1,161,548	1,062,447	863,519	666,678	687,488

Operating expenses:
Project personnel expenses	764,843	691,041	564,407	435,162	435,508
Reimbursable expenses	40,538	41,364	40,008	27,794	25,076

Total project personnel expenses and reimbursable expenses	805,381	732,405	604,415	462,956	460,584
Selling and marketing expenses	44,661	39,025	38,833	31,931	36,233
General and administrative expenses	191,599	171,759	150,800	118,223	123,188
Restructuring and other related charges	394	6,507	414	4,548	194
Amortization of purchased intangible assets	11,052	6,813	5,448	5,146	2,660
Acquisition costs and other related charges	4,354	1,861	111	2,962	—

Total operating expenses	1,057,441	958,370	800,021	625,766	622,859

Income from operations	104,107	104,077	63,498	40,912	64,629
Interest income, net	3,735	5,748	3,509	2,889	5,806
Other income, net	849	594	196	267	1,280

Income before income taxes	108,691	110,419	67,203	44,068	71,715

Provision for (benefit from) income taxes:
Provision for income taxes	43,450	37,743	24,525	13,735	9,239
Benefit from release of valuation allowance	—	—	—	(48,511)	—

Provision for (benefit from) income taxes	43,450	37,743	24,525	(34,776)	9,239

Net income	$65,241	$72,676	$42,678	$78,844	$62,476

Basic net income per share	$0.47	$0.53	$0.32	$0.62	$0.50

Diluted net income per share	$0.46	$0.51	$0.31	$0.59	$0.48

Weighted average common shares	138,188	137,788	132,060	127,969	125,988
Weighted average dilutive common share equivalents	3,921	4,208	6,669	4,912	3,176

Weighted average common shares and dilutive common share equivalents	142,109	141,996	138,729	132,881	129,164

Cash dividends declared per common share	$—	$0.35	$0.35	$—	$—

	December 31,
	2012	2011(1)	2010(1)	2009(1)	2008
Balance Sheet Data:
Working capital	$350,903	$305,600	$301,993	$277,257	$198,062
Total assets	796,321	707,856	611,935	584,889	452,270
Total long-term liabilities	87,859	63,197	22,587	21,207	22,393
Total stockholders’ equity(2)	520,546	466,362	430,357	416,167	301,947

(1)	Certain financial statement amounts included in the years ended December 31, 2011, 2010 and 2009 have been revised to correct certain prior period errors, primarily relating to our accounting for deferred income taxes associated with certain stock-based compensation awards. These revisions are described in detail in Note 2(a), Principles of Consolidation and Basis of Presentation, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
(2)	On August 4, 2011, we declared a special dividend equivalent payment of $0.35 per RSU for all outstanding RSU awards as of August 15, 2011, to be paid in shares when the awards vest. If an RSU does not vest, the dividend is forfeited. On February 18, 2010, we declared a special dividend equivalent payment of $0.35 per RSU for all outstanding RSU awards as of March 1, 2010, to be paid in shares when the awards vest. If an RSU does not vest, the dividend is forfeited.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company

We help clients leverage marketing and technology to transform their businesses, enabling them to anticipate, navigate and leverage change to gain a competitive advantage and succeed in an increasingly connected, customer-centric environment. We market our services through three primary business units — SapientNitro, Sapient Global Markets, and Sapient Government Services — positioned at the intersection of marketing, business and technology. SapientNitro is a new breed of agency which helps clients tell their stories through seamless experiences across brand communications, digital engagement, and omni-channel commerce. SapientNitro offers services including integrated marketing and creative services, web and interactive development, traditional advertising, media planning and buying, strategic planning and marketing analytics, multi-channel commerce strategy and solutions including a significant focus on mobile, and content and asset management strategies and solutions. For simplicity of operations, SapientNitro also includes our traditional IT consulting services, which are currently, and are expected to remain, less than 10% of our total revenues. Sapient Global Markets provides business and technology services including integrated advisory, program management, analytics, technology and operations services to leaders in banking, investment management, energy and commodity industries, as well as to governments. A core focus area within Sapient Global Markets is trading and risk management, to which we bring more than 15 years of experience and a globally integrated service in derivatives processing. Sapient Government Services provides consulting, technology, and marketing services to U.S. governmental agencies, nonprofit organizations (“NPOs”), and non-governmental organizations (“NGOs”). Focused on driving long-term change and transforming the citizen experience, we use technology, marketing services and communications to help our clients become more accessible, transparent, and effective.

Founded in 1990 and incorporated in Delaware in 1991, we maintain a strong global presence with offices around the world. We utilize our proprietary Global Distributed Delivery (“GDD”) model in support of our SapientNitro and Sapient Global Markets segments. Our GDD model enables us to perform services on a continuous basis through global client teams and provide high-quality, cost-effective solutions under accelerated assignment schedules. By engaging India’s highly skilled technology specialists, we can provide services at lower total costs as well as offer a continuous delivery capability resulting from time differences between India and the countries we serve. We also employ our GDD model to provide application management services.

Summary of Results of Operations

The following table presents a summary of our results of operations for the years ended December 31, 2012 and 2011 (in thousands, except percentages):

	Year Ended December 31,		Increase / (Decrease)
	2012	2011	Dollars	Percentage
Service revenues	$1,121,010	$1,021,083	$99,927	10%
Income from operations	$104,107	$104,077	$30	0%
Net income	$65,241	$72,676	$(7,435)	(10)%

The increase in service revenues for the year ended December 31, 2012 was primarily due to increases in client demand in our SapientNitro and Sapient Global Markets business units, and the full-year impact of the two acquisitions we completed during the third quarter of 2011. Income from operations was essentially unchanged, as increased service revenues were largely offset by similar increases in operating expenses. Net income decreased due to lower interest and other income (net), and a higher provision for income taxes in 2012 as compared to 2011.

The following table presents a summary of our results of operations for the years ended December 31, 2011 and 2010 (in thousands, except percentages):

	Year Ended December 31,		Increase
	2011	2010	Dollars	Percentage
Service revenues	$1,021,083	$823,511	$197,572	24%
Income from operations	$104,077	$63,498	$40,579	64%
Net income	$72,676	$42,678	$29,998	70%

The increase in service revenues for the year ended December 31, 2011 was primarily due to increases in demand for our services in all three of our primary business units, and to a lesser extent, the impact of the two acquisitions we completed during the third quarter of 2011. The increases in income from operations and net income were primarily due to the increase in service revenues, coupled with our management of project personnel, sales and marketing, and general and administrative expenses, all of which decreased as a percentage of service revenues in 2011 as compared to 2010.

Please see our Results of Operations section for additional discussion and analysis of these items.

Non-GAAP Financial Measures

In our quarterly earnings press releases and conference calls, we discuss two key measures that are not calculated according to generally accepted accounting principles (“GAAP”). The first non-GAAP measure is operating income, as reported on our consolidated statements of operations, excluding certain expenses and benefits, which we refer to as “non-GAAP income from operations”. The second measure calculates non-GAAP income from operations as a percentage of reported services revenues, which we refer to as “non-GAAP operating margin”. Management believes that these non-GAAP measures help illustrate underlying trends in our business. We use these measures to establish budgets and operational goals (communicated internally and externally), manage our business and evaluate our performance. We exclude certain expenses and benefits from non-GAAP income from operations that we believe are not reflective of the underlying business trends and are not useful measures in determining our operational performance and overall business strategy. Because our reported non-GAAP financial measures are not calculated according to GAAP, these measures may not necessarily be comparable to GAAP or similarly described non-GAAP measures reported by other companies within our industry. Consequently, our non-GAAP financial measures should not be evaluated in isolation or supplant comparable GAAP measures, but, rather, should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP and included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The following table reconciles income from operations as reported on our consolidated statements of operations to non-GAAP income from operations, and GAAP operating margin to non-GAAP operating margin, for 2012, 2011 and 2010 (in thousands, except percentages):

	Year Ended December 31,
	2012	2011	2010
Service revenues	$1,121,010	$1,021,083	$823,511

GAAP income from operations	$104,107	$104,077	$63,498
Stock-based compensation expense	23,795	19,256	18,156
Restructuring and other related charges	394	6,507	414
Amortization of purchased intangible assets	11,052	6,813	5,448
Acquisition costs and other related charges	4,354	1,861	111
Stock-based compensation review and restatement benefits	—	(3,500)	(301)

Non-GAAP income from operations	$143,702	$135,014	$87,326

GAAP operating margin	9.3%	10.2%	7.7%
Effect of adjustments detailed above	3.5%	3.0%	2.9%

Non-GAAP operating margin	12.8%	13.2%	10.6%

Non-GAAP income from operations increased in 2012 compared to 2011, and in 2011 compared to 2010, primarily due to the increases in reported GAAP income from operations and increases in non-GAAP items. During 2011 and 2010, we received insurance recovery proceeds of $3.5 million and $0.3 million, respectively, as reimbursement for expenses incurred in 2006 and 2007 relating to a review of stock option grant practices and the related restatement. When the expenses were originally incurred, they were excluded from our non-GAAP income from operations. Similarly, these benefits have been excluded from non-GAAP income from operations in 2011 and 2010.

Please see the Results of Operations section for a more detailed discussion and analysis of restructuring and other related charges, amortization of purchased intangible assets, and acquisition costs and other related charges.

When important to management’s analysis, operating results are compared in “constant currency terms”, a non-GAAP financial measure that excludes the effect of foreign currency exchange rate fluctuations. The effect of exchange rate fluctuations is excluded by translating the current period’s local currency service revenues and expenses into U.S. dollars at the average exchange rates of the prior period of comparison. For a discussion of our exposure to exchange rates, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of this Annual Report on Form 10-K.

Results of Operations

The following table presents the components of net income included in our consolidated statements of operations as percentages of service revenues:

	Year Ended December 31,
	2012	2011	2010
Revenues:
Service revenues	100.0%	100.0%	100.0%
Reimbursable expenses	3.6%	4.1%	4.9%

Total gross revenues	103.6%	104.1%	104.9%

Operating expenses:
Project personnel expenses	68.2%	67.7%	68.5%
Reimbursable expenses	3.6%	4.1%	4.9%

Total project personnel expenses and reimbursable expenses	71.8%	71.8%	73.4%
Selling and marketing expenses	4.0%	3.8%	4.7%
General and administrative expenses	17.1%	16.8%	18.3%
Restructuring and other related charges	0.0%	0.6%	0.1%
Amortization of purchased intangible assets	1.0%	0.7%	0.7%
Acquisition costs and other related charges	0.4%	0.2%	0.0%

Total operating expenses	94.3%	93.9%	97.2%

Income from operations	9.3%	10.2%	7.7%
Interest income, net	0.3%	0.5%	0.5%
Other income, net	0.1%	0.1%	0.0%

Income before income taxes	9.7%	10.8%	8.2%
Provision for income taxes	3.9%	3.7%	3.0%

Net income	5.8%	7.1%	5.2%

Years Ended December 31, 2012 and 2011

Service Revenues

Our service revenues for 2012 and 2011 were as follows (in thousands, except percentages):

	Year Ended December 31,			Percentage Increase
	2012	2011	Increase
Service revenues	$1,121,010	$1,021,083	$99,927	10%

The increase in service revenues for the year ended December 31, 2012 was primarily due to increases in client demand in our SapientNitro and Sapient Global Markets business units, and the full-year impact of the two acquisitions we completed during the third quarter of 2011. Compared geographically to 2011, 2012 service revenues in the United States increased 10%, while international service revenues increased 9%. In constant currency terms, service revenues increased 11%.

The following table presents our service revenues by industry sector for 2012 and 2011 (in millions, except percentages):

	Year Ended December 31,		Increase / (Decrease)
Industry Sector	2012	2011	Dollars	Percentage
Consumer, Travel & Automotive	$485.8	$390.0	$95.8	25%
Financial Services	345.1	318.7	26.4	8%
Government, Health & Education	116.0	113.3	2.7	2%
Energy Services	88.5	81.7	6.8	8%
Technology & Communications	85.6	117.4	(31.8)	(27)%

Total service revenues	$1,121.0	$1,021.1	$99.9	10%

See Service Revenues by Operating Segment below for discussion of service revenues by operating segment and industry sector.

Utilization, which represents the percentage of our delivery personnel’s time spent on billable client work, was 73% for 2012, a two-point increase from our 2011 utilization of 71%. Our 2012 average delivery personnel peoplecount increased 7% compared to 2011, which was in line with service revenue growth. Contractor and consultant usage, measured by expense, increased 1% compared to 2011 as our need for contractors and consultants in specialized areas for certain client contracts increased.

Our five largest clients, in the aggregate, accounted for 21% of our service revenues in 2012, compared to 19% in 2011. No individual client accounted for more than 10% of our service revenues for 2012 and 2011. Long-Term and Retainer Revenues represented 52% and 48% of our total service revenues for 2012 and 2011, respectively. Long-Term and Retainer Revenues are revenues from contracts with durations of at least twelve months, and from applications management and long-term support assignments, which are cancelable.

Project Personnel Expenses

Project personnel expenses consist primarily of compensation and employee benefits for personnel dedicated to client assignments, contractors and consultants and other direct expenses incurred to complete assignments that were not reimbursed by the client. These expenses represent the most significant costs we incur in providing our services. The following table presents project personnel expenses for 2012 and 2011 (in thousands, except percentages):

	Year Ended December 31,			Percentage Increase
	2012	2011	Increase
Project personnel expenses	$764,843	$691,041	$73,802	11%
Project personnel expenses as a percentage of service revenues	68%	68%	0 points

The increase in project personnel expenses in 2012 was a direct result of our service revenue growth as we increased delivery personnel peoplecount, use of contractors and consultants and certain other direct expenses in order to fulfill the increase in demand for our services. Compensation expenses increased $66.5 million, primarily due to the 7% increase in delivery personnel peoplecount and the impact of annual compensation rate increases and promotions. Contractor and consultant expense increased $0.4 million, as our need for contractors and consultants in specialized areas for certain client contracts increased. Travel expenses, which can fluctuate based on specific client project needs, decreased $1.8 million. Other project personnel expenses increased, in the aggregate, by $8.7 million.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of compensation, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses. The following table presents selling and marketing expenses for 2012 and 2011 (in thousands, except percentages):

	Year Ended December 31,			Percentage Increase
	2012	2011	Increase
Selling and marketing expenses	$44,661	$39,025	$5,636	14%
Selling and marketing expenses as a percentage of service revenues	4%	4%	0 points

The increase in selling and marketing expenses was due to increases of $2.3 million in travel expenses, $1.7 million in compensation expenses (relating to an increase in selling and marketing peoplecount), $0.7 million in trade show expenses, and $0.6 million in consultant costs relating to selling and marketing initiatives. Other selling and marketing expenses increased, in the aggregate, by $0.3 million.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses. The following table presents general and administrative expenses for 2012 and 2011 (in thousands, except percentages):

	Year Ended December 31,			Percentage Increase
	2012	2011	Increase
General and administrative expenses	$191,599	$171,759	$19,840	12%
General and administrative expenses as a percentage of service revenues	17%	17%	0 points

The increase in general and administrative expenses was primarily due to the following factors:

•	compensation expenses increased $6.8 million due to a 10% increase in average general and administrative peoplecount and the impact of annual compensation rate increases and promotions;

•	facilities expenses increased $4.5 million, primarily due to office space expansions in several locations during 2011 and 2012;

•

depreciation expense increased $2.6 million, primarily due to the impact of leasehold improvement assets purchased in recent years in connection with our expansions of office space in several locations;

•	health insurance costs increased $1.7 million due to increases in company-wide peoplecount and insurance rate increases;

•

the net impact of foreign currency gains and losses resulted in an increase in general and administrative expenses of $1.2 million, as net gains of $0.4 million were recorded in 2012, compared to net gains of $1.6 million in 2011; and

•

2011 included a benefit of $3.5 million relating to insurance recovery proceeds received as reimbursement for expenses incurred during a review of stock option grant practices and the related restatement in 2006 and 2007, while 2012 included no similar benefits.

These increases were partially offset by the net impact of hedging gains and losses, which resulted in a decrease in general and administrative expenses of $1.2 million, as net losses totaling less than $0.1 million were recorded in 2012, compared to net losses of $1.2 million in 2011.

Other general and administrative expenses increased, in the aggregate, $0.7 million.

Restructuring and Other Related Charges

Restructuring and other related charges were $0.4 million and $6.5 million in 2012 and 2011, respectively. The net charges recorded in 2012 included $0.5 million of cash and other termination benefits for 15 employees in Australia whose positions were made redundant, net of $(0.1) million of benefits relating to changes in estimated future costs to be incurred in connection with two previously restructured office leases. The net charges recorded in 2011 consisted of the following:

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

•	$0.9 million related to the consolidation of our New York City operations into one office space;

•	$0.3 million related to future payments owed to us under a sub-lease of a previously restructured office space which are no longer expected to be collected; and

•	net benefits of $(0.4) million related to changes in the estimated operating expenses to be incurred and sub-lease income to be received in connection with previously restructured leases.

Amortization of Purchased Intangible Assets

During 2012 and 2011, purchased intangible assets consisted of non-compete and non-solicitation agreements, customer lists, intellectual property, and tradenames acquired in business combinations. Amortization expense related to intangible assets increased from $6.8 million in 2011 to $11.1 million in 2012, primarily due to the full-year impact of the two acquisitions we completed during the third quarter of 2011, and, to a lesser extent, the impact of the two acquisitions we completed during the fourth quarter of 2012.

Acquisition Costs and Other Related Charges

Acquisition costs and other related charges include expenses associated with third-party professional services we utilize related to the evaluation of potential targets and the execution of successful acquisitions. Although we may incur costs to evaluate targets, the related potential transaction(s) may never be consummated. Acquisition costs and other related charges also include changes in the fair value of contingent consideration liabilities recorded as the result of acquisitions. These liabilities must be measured at fair value on the acquisition date, and until these liabilities are settled, they must be remeasured to fair value each reporting period, with the changes included in earnings. Acquisition costs and other related charges were $4.4 million and $1.9 million for 2012 and 2011, respectively. The increase of $2.5 million was due to a $1.8 million increase in remeasurements of the fair value of contingent consideration liabilities, and a $0.7 million increase in third-party costs related to the evaluation of potential targets and the completion of acquisitions.

We recorded contingent consideration liabilities as the result of our acquisitions of D&D Holdings Limited (“DAD”) during 2011 and (m)Phasize, LLC during 2012, and we expect to record quarterly remeasurements of the fair value of these liabilities until they are settled at various points in time through 2014. Acquisition costs and other related charges recorded in 2012 and 2011 included expenses of $2.4 million and $0.6 million, respectively, relating to the remeasurement of the fair value of these contingent consideration liabilities. We may also continue to incur additional acquisition costs and other related charges in future periods resulting from the evaluation of potential acquisition targets.

Interest Income, net

Interest income is derived from investments in U.S. government securities, bank time deposits, and money market funds. Interest expense consists primarily of imputed interest on rent payments for leased properties of which we are considered the owner for accounting purposes. The following table presents interest income, net for 2012 and 2011 (in thousands, except percentages):

	Year Ended December 31,			Percentage Decrease
	2012	2011	Decrease
Interest income, net	$3,735	$5,748	$(2,013)	(35)%

Interest income, net decreased in 2012 as compared to 2011 primarily due to lower interest income relating to lower average balances of our interest-bearing foreign currency holdings of cash, cash equivalents and marketable securities, and due to interest expense relating to the two “build-to-suit” properties in India which we occupied during 2012.

Provision for Income Taxes

The provision for income taxes was $43.5 million and $37.7 million for 2012 and 2011, respectively. Income tax is related to foreign, federal and state tax obligations. The increase in our provision for income taxes was primarily due to changes in the mix of jurisdictional profits, provisions for uncertain tax positions, and the decrease in the deferred tax liability from unremitted foreign earnings in 2011.

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2012, a valuation allowance is maintained against deferred tax assets associated with certain state net operating loss carryforwards. We also maintain a valuation allowance against our deferred tax assets in Switzerland, but believe that deferred tax assets in various other foreign jurisdictions are more likely than not to be realized and, therefore, no valuation allowance has been recorded against these assets.

We had gross unrecognized tax benefits, including interest and penalties, of approximately $20.8 million and $15.2 million as of December 31, 2012 and 2011, respectively. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of our effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2012 and 2011, accrued interest and penalties were $1.5 million and $1.4 million, respectively.

We conduct business globally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal and state jurisdictions and various foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Canada, Germany, India, Switzerland, the United Kingdom and the United States. Our U.S. federal tax filings are open for examination for tax years 2009 through the present. The statutes of limitations in our other tax jurisdictions remain open for various periods between 2005 and the present. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in a future period.

Although we believe our tax estimates are appropriate, the final determination of tax audits could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of tax audits and the expiration of relevant statutes of limitations in the next twelve months could result in a decrease in our unrecognized tax benefits of an amount between $1.5 million and $2.5 million.

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions. For 2012, our effective tax rate varied from the statutory tax rate primarily due to state income taxes, the tax rate differential attributable to income earned by our foreign subsidiaries and the related mix of jurisdictional profits, and changes in uncertain tax positions.

Results by Operating Segment

We have discrete financial data by operating segments available based on our method of internal reporting, which disaggregates our operations. Operating segments are defined as businesses of the Company for which separate financial information is available to manage resources and evaluate performance.

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

The following tables present the service revenues and income before income taxes attributable to our reportable segments for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011
Service Revenues:
SapientNitro	$771,883	$685,719
Sapient Global Markets	298,108	282,981
Sapient Government Services	51,019	52,383

Total service revenues	$1,121,010	$1,021,083

	Year Ended December 31,
	2012	2011
Income Before Income Taxes:
SapientNitro	$245,660	$226,067
Sapient Global Markets	91,671	87,131
Sapient Government Services	14,091	13,745

Total reportable segments operating income(1)	351,422	326,943
Less: reconciling items(2)	(242,731)	(216,524)

Total income before income taxes	$108,691	$110,419

(1)	Segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Year Ended December 31,
	2012	2011
Centrally managed functions	$207,720	$191,929
Restructuring and other related charges	394	6,507
Amortization of purchased intangible assets	11,052	6,813
Acquisition costs and other related charges	4,354	1,861
Stock-based compensation expense	23,795	19,256
Interest and other income, net	(4,584)	(6,342)
Unallocated benefits(a)	—	(3,500)

Total reconciling items	$242,731	$216,524

(a)	Reflects stock option restatement-related benefits.

Service Revenues by Operating Segment

The following table presents SapientNitro service revenues by industry sector for 2012 and 2011 (in millions except percentages):

	Year Ended December 31,		Increase / (Decrease)
Industry Sector	2012	2011	Dollars	Percentage
Consumer, Travel & Automotive	$485.8	$390.0	$95.8	25%
Financial Services	125.2	116.2	9.0	8%
Technology & Communications	85.6	117.4	(31.8)	(27)%
Government, Health & Education	59.9	52.6	7.3	14%
Energy Services	15.4	9.5	5.9	62%

Total SapientNitro service revenues	$771.9	$685.7	$86.2	13%

The increase in SapientNitro service revenues was primarily due to the increase in the Consumer, Travel and Automotive industry sector. In this sector in particular, we have experienced increasing acceptance of our value proposition, as companies in this sector shift more of their marketing efforts to digital platforms. The decrease in Technology & Communications sector revenues was primarily due to contract price compressions from some of our largest clients in this sector, decreases in the volume of services provided to existing clients, and lost business. The decreases in service revenues from these clients exceeded service revenues generated in 2012 from new clients in this sector. We believe that service revenues from Technology & Communications clients could continue to decline in the near future due to these factors. In constant currency terms, SapientNitro service revenues increased 13% from 2011 to 2012.

The following table presents Sapient Global Markets service revenues by industry sector for 2012 and 2011 (in millions except percentages):

	Year Ended December 31,		Increase / (Decrease)
Industry Sector	2012	2011	Dollars	Percentage
Financial Services	$219.9	$202.5	$17.4	9%
Energy Services	73.1	72.2	0.9	1%
Government, Health & Education	5.1	8.3	(3.2)	(39)%

Total Sapient Global Markets service revenues	$298.1	$283.0	$15.1	5%

The increase in service revenues was primarily driven by higher demand from clients in the Financial Services sector. In constant currency terms, Sapient Global Markets service revenues increased 6% from 2011 to 2012.

Service revenues for the Sapient Government Services segment (which are derived entirely from the Government, Health & Education industry sector) decreased by $1.4 million, or 3%, in 2012 compared to 2011, due to decreases in demand for our services from certain clients in this segment, in large part due to budgetary pressures experienced by U.S. government agencies.

Operating Income by Operating Segment

SapientNitro’s operating income increased $19.6 million in 2012. As a percentage of related service revenues, SapientNitro’s operating income decreased to 32% in 2012 as compared to 33% in 2011. This decrease was primarily due to higher compensation expenses as a percentage of related service revenues.

Sapient Global Markets’ operating income increased $4.5 million in 2012. As a percentage of related service revenues, Sapient Global Markets’ operating income was 31% in both 2012 and 2011. An increase in compensation expenses as a percentage of related service revenues was offset by a decrease in contractor and consultant expenses as a percentage of related service revenues.

Sapient Government Services’ operating income increased $0.3 million in 2012. As a percentage of related service revenues, Sapient Government Services’ operating income increased to 28% in 2012 as compared to 26% in 2011. This increase was primarily due to lower contractor and consultant expenses as a percentage of related service revenues.

Years Ended December 31, 2011 and 2010

Service Revenues

Our service revenues for 2011 and 2010 were as follows (in thousands, except percentages):

	Year Ended December 31,		Increase	Percentage Increase
	2011	2010
Service revenues	$1,021,083	$823,511	$197,572	24%

Service revenues increased due to increases in demand for our services in all three of our primary business units. Compared geographically to 2010, 2011 service revenues in the United States increased 29%, compared to an increase of 17% from our international subsidiaries. Service revenues also increased, to a lesser extent, due to incremental service revenues from our 2011 acquisitions. In constant currency terms, service revenues increased 22%.

The following table presents our service revenues by industry sector for 2011 and 2010 (in millions, except percentages):

	Year Ended December 31,		Increase
Industry Sector	2011	2010	Dollars	Percentage
Consumer, Travel & Automotive	$390.0	$256.1	$133.9	52%
Financial Services	318.7	264.6	54.1	20%
Technology & Communications	117.4	116.7	0.7	1%
Government, Health & Education	113.3	104.4	8.9	9%
Energy Services	81.7	81.7	0.0	0%

Total service revenues	$1,021.1	$823.5	$197.6	24%

See Service Revenues by Operating Segment below for discussion of service revenues by operating segment and industry sector.

Utilization was 71% for 2011, a four-point decrease from our 2010 utilization of 75%. Our 2011 average delivery personnel peoplecount increased 21% compared to 2010, which was in line with service revenue growth. Contractor and consultant usage, measured by expense, increased 8% compared to 2010 as our need for contractors and consultants in specialized areas for certain client contracts increased.

Our five largest clients, in the aggregate, accounted for 19% of our service revenues in 2011 and 19% in 2010. No individual client accounted for more than 10% of our service revenues for 2011 and 2010. Long-Term and Retainer Revenues represented 48% and 46% of our total service revenues for 2011 and 2010, respectively.

Project Personnel Expenses

The following table presents project personnel expenses for 2011 and 2010 (in thousands, except percentages):

	Year Ended December 31,		Increase/ (Decrease)		Percentage Increase
	2011	2010
Project personnel expenses	$691,041	$564,407	$126,634		22%
Project personnel expenses as a percentage of service revenues	68%	69%	(1 point	)

The increase in project personnel expense in 2011 was a direct result of our service revenue growth as we had to increase delivery personnel peoplecount, use of contractors and consultants and other direct expenses in order to fulfill the increase in demand for our services. Compensation expenses increased $108.0 million, primarily due to a 21% increase in delivery personnel peoplecount. Contractor and consultant expense increased $6.1 million as our need for contractors and consultants in specialized areas for certain client contracts increased. Travel expenses increased $10.3 million to fulfill revenue growth. Other project personnel expenses increased in the aggregate by $2.2 million.

Selling and Marketing Expenses

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

General and Administrative Expenses

The following table presents general and administrative expenses for 2011 and 2010 (in thousands, except percentages):

	Year Ended December 31,		Increase/ (Decrease)		Percentage Increase
	2011	2010
General and administrative expenses	$171,759	$150,800	$20,959		14%
General and administrative expenses as a percentage of service revenues	17%	18%	(1 point	)

The increase in general and administrative expenses was primarily due to the following factors:

•	facilities expenses increased $10.3 million, primarily due to office space expansions in several locations during 2011;

•	compensation expenses increased $6.8 million due to a 14% increase in average general and administrative peoplecount and the impact of annual compensation increases and promotions;

•	insurance costs increased $5.9 million due to the increase in peoplecount and rate increases;

•	external consultant costs increased $2.3 million; and

•	expenses relating to hedging gains and losses increased $1.7 million, as net losses of $1.2 million were recorded in 2011, compared to net gains of $0.5 million in 2010.

These increases were partially offset by the following factors:

•	expenses relating to currency gains and losses decreased by $2.1 million, as net gains of $1.6 million were recorded in 2011, compared to net losses of $0.5 million in 2010; and

•

insurance recovery proceeds of $3.5 million were received during the first quarter of 2011 as reimbursement for expenses incurred during a review of stock option grant practices and the related restatement in 2006 and 2007.

Other general and administrative expenses decreased, in the aggregate, $0.4 million.

Restructuring and Other Related Charges

Restructuring and other related charges were $6.5 million in 2011, compared to $0.4 million in 2010. Restructuring and other related charges for 2011 consisted primarily of the following:

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

•	$0.9 million related to the consolidation of our New York City operations into one office space;

•	$0.3 million related to future payments owed to us under a sub-lease of a previously restructured office space which are no longer expected to be collected; and

•	net benefits of $(0.4) million related to changes in the estimated operating expenses to be incurred and sub-lease income to be received in connection with previously restructured leases.

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

Acquisition Costs and Other Related Charges

Acquisition costs and other related charges were $1.9 million and $0.1 million for 2011 and 2010, respectively. The increase was primarily due to the two acquisitions that occurred during 2011, for which we incurred expenses relating to third-party services and remeasurements of the fair value of contingent consideration liabilities, while no acquisitions were completed during 2010.

Interest Income, net

The following table presents interest income, net for 2011 and 2010 (in thousands, except percentages):

	Year Ended December 31,		Increase	Percentage Increase
	2011	2010
Interest income, net	$5,748	$3,509	$2,239	64%

Interest income, net increased in 2011 primarily due to an increase in interest income, as we had higher average balances of cash and cash equivalents compared to 2010, and, to a lesser extent, an increase in interest rates on our foreign currency cash and cash equivalents.

Provision for Income Taxes

The provision for income taxes was $37.7 million and $24.5 million for 2011 and 2010, respectively. Income tax is related to foreign, federal and state tax obligations. The increase in our provision for income taxes was primarily due to increased profits.

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2011, a valuation allowance was maintained against deferred tax assets associated with certain state net operating loss carryforwards. We also maintain a valuation allowance against our deferred tax assets in Switzerland, but believe that deferred tax assets in various other foreign jurisdictions are more likely than not to be realized and, therefore, no valuation allowance has been recorded against these assets.

We had gross unrecognized tax benefits, including interest and penalties, of approximately $15.2 million and $12.0 million as of December 31, 2011 and 2010, respectively. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of our effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2011 and 2010, accrued interest and penalties were $1.4 million and $1.1 million, respectively.

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

Results by Operating Segment

The following tables present the service revenues and income before income taxes attributable to our operating segments for the periods presented (in thousands):

	Year Ended December 31,
	2011	2010
Service Revenues:
SapientNitro	$685,719	$514,727
Sapient Global Markets	282,981	260,359
Sapient Government Services	52,383	48,425

Total service revenues	$1,021,083	$823,511

	Year Ended December 31,
	2011	2010
Income Before Income Taxes:
SapientNitro	$226,067	$150,429
Sapient Global Markets	87,131	84,974
Sapient Government Services	13,745	13,749

Total reportable segments operating income(1)	326,943	249,152
Less: reconciling items(2)	(216,524)	(181,949)

Total income before income taxes	$110,419	$67,203

(1)	Segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.
(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Year Ended December 31,
	2011	2010
Centrally managed functions	$191,929	$161,826
Restructuring and other related charges	6,507	414
Amortization of purchased intangible assets	6,813	5,448
Acquisition costs and other related charges	1,861	111
Stock-based compensation expense	19,256	18,156
Interest and other income, net	(6,342)	(3,705)
Unallocated benefits(a)	(3,500)	(301)

Total reconciling items	$216,524	$181,949

(a)	Reflects stock option restatement-related benefits.

Service Revenues by Operating Segment

The following table presents SapientNitro service revenues by industry sector for 2011 and 2010 (in millions except percentages):

	Year Ended December 31,		Increase / (Decrease)
Industry Sector	2011	2010	Dollars	Percentage
Consumer, Travel & Automotive	$390.0	$256.1	$133.9	52%
Technology & Communications	117.4	116.7	0.7	1%
Financial Services	116.2	79.5	36.7	46%
Government, Health & Education	52.6	53.2	(0.6)	(1)%
Energy Services	9.5	9.2	0.3	3%

Total SapientNitro service revenues	$685.7	$514.7	$171.0	33%

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

The following table presents Sapient Global Markets service revenues by industry sector for 2011 and 2010 (in millions except percentages):

	Year Ended December 31,		Increase / (Decrease)
Industry Sector	2011	2010	Dollars	Percentage
Financial Services	$202.5	$185.1	$17.4	9%
Energy Services	72.2	72.5	(0.3)	(0)%
Government, Health & Education	8.3	2.8	5.5	196%

Total Sapient Global Markets service revenues	$283.0	$260.4	$22.6	9%

The increases in service revenues in the Financial Services and Government, Health & Education sectors were due to increases in demand for our services. The decrease in the Energy Services sector was due to a decrease in demand for our services in this sector. In constant currency terms, Sapient Global Markets service revenues increased 7%.

Service revenues for the Sapient Government Services segment (which are derived entirely from the Government, Health & Education industry sector) increased by $4.0 million, or 8%, in 2011 compared to 2010, due to an increase in demand for our services in this segment.

Operating Income by Operating Segment

SapientNitro’s operating income increased $75.6 million in 2011. As a percentage of revenue, SapientNitro’s operating income increased to 33% in 2011 compared to 29% in 2010. These increases were primarily due to increases in pricing for our services and a decrease in compensation expenses as a percentage of related service revenues.

Sapient Global Markets’ operating income increased $2.2 million due to the increase in service revenues. As a percentage of revenue, Sapient Global Markets’ operating income decreased to 31% in 2011 compared to 33% in 2010. This decrease was primarily due to increases in compensation expenses and travel expenses, partially offset by a decrease in external consultant costs, as percentages of related service revenues.

Sapient Government Services’ operating income was essentially unchanged in 2011 compared to 2010. As a percentage of revenue, Sapient Government Services’ operating income decreased to 26% compared to 28% in 2010. The primary reason for this decrease was an increase in compensation expenses as a percentage of related service revenues.

Liquidity and Capital Resources

	December 31,
	2012	2011
	(in thousands)
Cash, cash equivalents, restricted cash and marketable securities	$251,011	$225,649

	Year Ended December 31,
	2012	2011
	(in thousands)
Summary of cash flow activities:
Net cash provided by operating activities	$107,549	$131,868
Net cash used in investing activities	$(55,409)	$(80,966)
Net cash used in financing activities	$(33,230)	$(42,581)

We invest our excess cash predominantly in money market funds, time deposits with maturities of 91 days or less, mutual funds and other cash equivalents.

As of December 31, 2012 and 2011, we had $9.5 million and $4.2 million, respectively, held with various banks as collateral for letters of credit and performance bonds, and as escrow funds related to acquisitions, and those amounts are classified as “Restricted cash” on our consolidated balance sheets.

As of December 31, 2012, our total cash, cash equivalents, restricted cash, and marketable securities balance included $77.6 million held by our U.S. entities and $173.4 million held by our foreign subsidiaries. If we need to access these overseas funds for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to reinvest the unremitted earnings of our foreign subsidiaries indefinitely, except for $37.9 million of unremitted earnings which as of December 31, 2012 were not reinvested indefinitely, and for which a deferred income tax liability has been recorded. Determination of the potential deferred tax liability on other unremitted earnings is not practicable because such liability, if any, would depend on circumstances existing if and when such remittance occurs. Our current plans do not demonstrate a need to repatriate any overseas funds to fund our U.S. operations.

In July 2012, we entered into a revolving credit facility under which we may request advances for general working capital purposes, in U.S. dollars, British pounds sterling and euros, not to exceed an equivalent of $20 million U.S. dollars in the aggregate. As of February 28, 2013, we had not drawn any advances under this facility. We believe that our existing cash, credit facility and other short-term investments will be sufficient to meet our working capital and capital expenditure requirements, investing activities, repurchases of common stock, and the expected cash outlays for our previously recorded restructuring activities, for at least the next 12 months.

At December 31, 2012 we had the following contractual obligations:

	Payments Due By Period
	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
	(In thousands)
Operating leases	$23,342	$39,412	$36,258	$60,175	$159,187
Cash outlays for restructuring and other related activities(1)	5	4	—	—	9
Purchase obligations(2)	2,112	1,022	—	—	3,134
Uncertain tax positions(3)	—	—	—	—	19,247

Total	$25,459	$40,438	$36,258	$60,175	$181,577

(1)	Cash outlays for restructuring and other related activities include $2.5 million of minimum future lease and related payments for excess facilities, net of estimated sublease income of $2.5 million under existing arrangements. Estimated future payments for operating expenses relating to excess facilities are not included.

(2)	Purchase obligations represent minimum commitments due to third parties, including subcontractor agreements, telecommunications contracts, IT maintenance contracts in support of internal use of software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties, have been excluded. Amounts presented also exclude accounts payable and accrued expenses at December 31, 2012.

(3)	We are not able to determine a reasonably reliable estimate of the timing of potential future payments relating to uncertain tax positions.

Operating Activities

Cash provided by operating activities during 2012 totaled $107.5 million, primarily due to $65.2 million in net income and the addition of $62.4 million in non-cash items, partially offset by a decrease of $20.1 million in cash relating to changes in operating assets and liabilities. Cash provided by operating activities during 2011 totaled $131.9 million, primarily due to $72.7 million in net income and the addition of $63.7 million in non-cash items, partially offset by a decrease of $4.5 million in cash relating to changes in operating assets and liabilities.

Days sales outstanding (“DSO”) is calculated based on the most recent three months of total gross revenues and period end balances of accounts receivable, unbilled revenues and deferred revenues. Our DSO was 63 days as of December 31, 2012 compared to 64 days as of December 31, 2011. DSO is affected by changes in accounts receivable and unbilled revenues, which are related to the trend in service revenues, the timing of achieving certain project milestones and the timing of project billings. We expect our unbilled revenues to be short-term in nature, with a majority being billed within 90 days.

Investing Activities

Cash used in investing activities during 2012 totaled $55.4 million. This was primarily due to the use of $37.8 million for capital expenditures and internally developed software, and the use of $17.5 million (net of cash acquired) for the acquisitions of Second Story, Inc. and (m)Phasize, LLC. Cash used in investing activities during 2011 totaled $81.0 million, primarily due to the use of $44.6 million (net of cash acquired) for the acquisitions of DAD and Clanmo GmbH, and the use of $35.5 million for capital expenditures and internally developed software. Our use of cash for acquisitions can fluctuate from year to year based on the acquisition opportunities available to us at any given time, as well as the proportions of acquisition consideration which are in the forms of cash or equity. The magnitude of capital expenditures in a given year is often impacted by our activities in leasing new office spaces or expanding existing spaces, which typically require expenditures for leasehold improvements, as well as replacement cycles for computer software and hardware.

Financing Activities

Cash used in financing activities during 2012 totaled $33.2 million, primarily due to the use of $44.6 million for repurchases of our common stock, partially offset by $10.1 million of tax benefits from stock plans. Cash used in financing activities during 2011 totaled $42.6 million, primarily due to a $48.9 million special dividend payment to holders of common stock, net repayments of $4.4 million under a revolving credit facility in India (which expired December 31, 2011), and the repayment of $3.8 million of debt assumed in the acquisition of DAD. These outflows were partially offset by the receipt of $10.2 million in cash proceeds from stock option exercises, and $4.4 million of tax benefits from stock plans.

We use foreign currency option contracts to partially mitigate the effects of exchange rate fluctuations on revenues and operating expenses denominated in certain foreign currencies. Please see Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of this Annual Report on Form 10-K for a discussion of our use of such derivative financial instruments.

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

We accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. As of December 31, 2012, we have recorded an accrual of $1.3 million related to all probable litigation losses where a reasonable estimate of the loss could be made.

We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. We currently estimate that the range of loss for all reasonably possible losses for which an estimate can be made is between $0 and $0.8 million. Although we intend to defend these matters vigorously, the ultimate outcome of these matters is uncertain. However, we do not expect the potential losses, if any, to have a material adverse impact on our operating results.

Critical Accounting Policies, Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. In connection with the preparation of our consolidated financial statements, we are required to make estimates and assumptions about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures at the date of the financial statements. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

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

We evaluate our contracts for multiple deliverables, and when appropriate, separate the contracts into separate units of accounting for revenue recognition. We allocate revenue to the deliverables in a multiple-element arrangement based upon their relative selling prices. We determine relative selling prices for each deliverable based on a selling price hierarchy. The selling price for a deliverable is based on vendor-specific objective evidence (“VSOE”), if available. If VSOE is not available, third party evidence (“TPE”) is used, and if neither VSOE nor TPE is available, the selling price for a deliverable is based on our best estimate of selling price. In some instances, multiple contracts with a single client are combined for purposes of assessing revenue recognition.

We recognize revenues from our fixed-price contracts and certain time-and-materials technology implementation consulting contracts using the percentage-of-completion method. We use the percentage-of-completion method because the services provided in these contracts are similar to services in contracts that are required to use the percentage-of-completion method under GAAP, such as services provided by engineers and architects, for example. Revenues generated from fixed-price and time-and-materials non-technology implementation contracts, except for support and maintenance contracts, are recognized based upon a proportional performance model. Our percentage-of-completion method and our proportional performance method of accounting calculate revenue based on the percentage of labor incurred to estimated total labor. This method is used because reasonably dependable estimates of revenues and labor applicable to various stages of an arrangement can be made, based on historical experience and milestones set in the contract. Our assignment delivery and business unit finance personnel continually review labor incurred and estimated total labor, which may result in revisions to the amount of recognized revenue under an arrangement. Revenue from time-and-materials contracts is recognized as services are provided. For time-and-materials contracts which require deliverables and provide for a ceiling on fees that can be charged, revenue is recognized as time-and-materials are incurred unless calculated fees are estimated to exceed the ceiling, in which case revenue recognition is based on the proportional performance method. Revenues generated from staff augmentation, support and maintenance contracts are recognized ratably over the arrangement’s term.

Revenues related to our digital marketing media sales are recorded as the net amount of our gross billings less pass-through expenses charged to a client. In most cases, the amount that is billed to clients significantly exceeds the amount of revenue that is earned and reflected in our consolidated financial statements, because of various pass-through expenses such as production and media costs. We are required to assess whether the agency or the third-party supplier is the primary obligor. We evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. Because we broadly operate as an advertising agency based on our primary lines of business and given the industry practice to generally record revenue on a net basis, we believe that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, we record revenue net of pass-through charges when we believe the key indicators of the business suggest we generally act as an agent on behalf of our clients in our primary lines of business. In those businesses where the key indicators suggest we act as a principal, we record the gross amount billed to the client as revenue.

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

Valuation and Impairment of Investments and/or Marketable Securities and Other Financial Assets

Assessing whether a decline in value in available-for-sale securities is other-than-temporary requires us to assess whether we intend to sell the security and if it would be more likely than not that we would be required to sell the available-for-sale security before its cost can be recovered, for reasons such as contractual obligations or working capital needs. Also, we have to assess whether the cost of the available-for-sale security will be recovered regardless of intent and/or requirement to sell. This assessment requires us to evaluate, among other factors: the duration of the period that, and extent to which, the fair value is less than the cost basis, the financial health and business outlook of the issuer, including industry and sector performance, operational and financing cash flow factors and overall market conditions and trends. Assessing the above factors involves inherent uncertainty. Accordingly, declines in fair value, if recorded, could be materially different from the actual market performance of marketable securities in our portfolio, if, among other things, relevant information related to our marketable securities was not publicly available or other factors not considered by us would have been relevant to the determination of impairment.

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

Valuation of Long-Lived Assets and Goodwill

Long-lived assets other than goodwill, which is separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or group of assets, may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated undiscounted future cash flows. If the estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. We assess the useful lives and possible impairment of long-lived assets when an event occurs that may trigger such a review. Determining whether a triggering event has occurred includes significant judgment by management. Factors we consider important which could trigger an impairment review include, but are not limited to:

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

The two-step goodwill impairment test requires us to identify our reporting units and to determine estimates of the fair values of those reporting units as of the date we test for impairment. Assets and liabilities, including goodwill, are allocated to reporting units based on factors such as specific identification and percentage of revenue. To conduct a quantitative two-step goodwill impairment test, the fair value of the reporting unit is first compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we perform the second step and record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair values of our reporting units using the income approach, via discounted cash flow valuation models which include, but are not limited to, significant assumptions such as a “risk-free” rate of return on an investment, the weighted average cost of capital of a market participant, and future revenue, operating margin, working capital and capital expenditure trends.

These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as our future expectations.

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

Contingent Liabilities

We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible, but not probable; however, we disclose the range of such reasonably possible losses.

Accounting for Acquisitions

We account for acquisitions using the acquisition method. The acquisition method requires us to recognize and measure identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquired entity. Accounting for acquisitions involves significant judgments and estimates, primarily, but not limited to: the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenues and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. Our financial position and results of operations may be materially impacted by the initial selection of, or changes in, assumptions and estimates used in accounting for prior or future acquisitions.

Accounting for Stock-Based Compensation

We issue various types of stock-based awards to employees, directors and certain key persons (including consultants and advisors) under stockholder-approved plans. For such awards, we measure compensation cost at fair value on the grant date and recognize this cost as stock-based compensation expense over the requisite service period. We make estimates and assumptions which impact the amounts of expense recognized in our consolidated statement of operations, including estimated forfeiture rates. Also, for awards which include performance conditions, we make estimates as to the probability that the underlying performance conditions will be met. Changes to these estimates and assumptions may have a significant impact on the value and timing of stock-based compensation expense recognized, which could have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04 (“ASU 2011-04”), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amended Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement. ASU 2011-04 provides a consistent definition of fair value and ensures that fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 also changes certain fair value measurement principles and enhances disclosure requirements. We adopted ASU 2011-04 prospectively, effective January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on our financial condition, results of operations or cash flows.

In June 2011, the FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income, which amended ASC Topic 220, Comprehensive Income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as a part of the statement of stockholders’ equity and requires other comprehensive income to be presented as part of a single continuous statement of comprehensive income or in a statement of other comprehensive income immediately following the statement of operations. While the new guidance has changed the presentation of comprehensive income, there have been no changes to the components that are recognized in net income or other comprehensive income. We adopted ASU 2011-05 effective January 1, 2012, and have retrospectively applied the guidance to all reporting periods presented. The adoption of ASU 2011-05 did not have an impact on our financial condition, results of operations or cash flows.

In December 2011, the FASB issued Accounting Standards Update 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This amendment requires disclosing and reconciling gross and net amounts for financial instruments that are offset in the balance sheet, and amounts for financial instruments that are subject to master netting arrangements and other similar clearing and repurchase arrangements. In January 2013, the FASB issued Accounting Standards Update 2013-01 (“ASU 2013-01”), Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of the offsetting disclosures of ASU 2011-11. ASU 2011-11 and ASU 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We adopted ASU 2011-11 and ASU 2013-01 on January 1, 2013. We do not expect that the adoption of ASU 2011-11 and ASU 2013-01 will have a material impact on our disclosures.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. The market values of fixed rate securities may be adversely impacted due to a rise in market interest rates, while floating rate securities may yield less income than expected if market interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, and we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. If the interest rate had fluctuated by 10%, the increase or decrease in value of our marketable securities would not have been material as of December 31, 2012 and our interest income would not have changed by a material amount for the three months ended December 31, 2012.

The estimated fair value of our marketable securities portfolio was $7.5 million as of December 31, 2012, which included $6.3 million of mutual funds and $1.2 million of auction rate securities (“ARS”). We do not intend to sell the remaining $1.4 million (amortized cost) in ARS classified as available-for-sale until a successful auction occurs, nor do we believe that we will be required to sell these securities at less than amortized cost before a successful auction occurs.

The estimated fair value of our marketable securities portfolio was $9.0 million as of December 31, 2011, which included $7.7 million of mutual funds and $1.3 million of ARS.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates because significant portions of our revenues, expenses, assets, and liabilities are denominated in currencies other than the U.S. dollar, primarily the British pound sterling, the euro, the Indian rupee and the Canadian dollar. These exposures may change over time as business practices evolve.

Foreign Currency Transaction Exposure

Foreign currency transaction exposure is derived primarily from intercompany transactions of a short-term nature and transactions with clients or vendors in currencies other than the functional currency of the legal entity in which the transaction is recorded. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency at each reporting period using period-end exchange rates and any resulting gain or loss as a result of currency fluctuations is recorded in “General and administrative expenses” in our consolidated statements of operations. Foreign currency transaction net gains of $0.4 million and gains of $1.6 million were recorded for the years ended December 31, 2012 and 2011, respectively.

We mitigate foreign currency transaction exposure by settling these types of transactions in a timely manner where practical, thereby limiting the amount of time that the resulting non-functional currency asset or liability remains outstanding and subject to exchange rate fluctuations.

Foreign Currency Translation Exposure

Foreign currency translation exposure is derived from the translation of the financial statements of our subsidiaries for which the functional currency is not the U.S. dollar into U.S. dollars for consolidated reporting purposes. These subsidiaries’ balance sheets are translated into U.S. dollars using period-end exchange rates and their income statements are translated into U.S. dollars using individual transactional exchange rates or average monthly exchange rates. Any difference between the period-end exchange rates and the transactional or average monthly rates is recorded in “Accumulated other comprehensive loss” in our consolidated balance sheets.

For 2012, approximately 21% of our revenues and approximately 47% of our operating expenses were generated by subsidiaries for which the functional currency is not the U.S. dollar and thus subject to foreign currency translation exposure, as compared to 31% and 48%, respectively, for 2011. In addition, 50% of our assets and 45% of our liabilities were subject to foreign currency translation exposure as of December 31, 2012, as compared to 53% of our assets and 52% of our liabilities as of December 31, 2011. We also have assets and liabilities in certain entities that are denominated in currencies other than the entity’s functional currency and are subject to foreign currency transaction exposure, as described above.

Approximately 16% of our operating expenses for 2012 were incurred by foreign subsidiaries whose functional currency is the Indian rupee. Because we have minimal associated revenues in Indian rupees, any significant movement in the exchange rate between the U.S. dollar and the Indian rupee has a significant impact on our operating expenses and operating profit. Approximately 9% and 2% of our service revenues for 2012 were generated by foreign subsidiaries whose functional currencies are the British pound sterling, and the euro, respectively. Any significant movements in the exchange rates between the U.S. dollar and the British pound sterling, and the U.S. dollar and the euro, have a significant impact on our service revenues and operating income. We manage these exposures through a risk management program which is designed to mitigate our exposure to operating expenses incurred by foreign subsidiaries whose functional currency is the Indian rupee and operating margins in foreign subsidiaries whose functional currencies are the British pound sterling and the euro. This program includes the use of derivative financial instruments which are not designated as accounting hedges. As of December 31, 2012, we had option contracts outstanding in the notional amount of approximately $37.2 million ($27.4 million for our Indian rupee contracts, $8.1 million for our British pound sterling contracts, and $1.7 million for our euro contracts). Because these instruments are average rate option collars that are settled on a net basis with the counterparty banks, we have not recorded the gross underlying notional amounts in our consolidated balance sheets as of December 31, 2012. The following table presents net realized and unrealized gains or losses on our option contracts for 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net realized gain (loss) on foreign exchange option contracts not designated as accounting hedges	$103	$(1,112)	$669
Net unrealized (loss) gain on foreign exchange option contracts not designated as accounting hedges	(143)	(99)	(139)

Total	$(40)	$(1,211)	$530

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

	Maximum Losses Resulting from Changes in Underlying Average Exchange Rates of:
Currency	10%	15%	20%
Indian rupee	$1.2	$2.4	$3.4
British pound sterling	$0.7	$1.1	$1.5
Euro	$0.1	$0.2	$0.3

Open option positions as of December 31, 2012 expire in January, February and March of 2013 and, therefore, any realized losses in respect to these positions after December 31, 2012 would be recognized in the three months ending March 31, 2013.

For additional discussion of the risks we face as a result of foreign currency fluctuations, see Part I, Item 1A, Risk Factors and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

Item 8.    Financial Statements and Supplementary Data

SAPIENT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Sapient Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sapient Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in Item 15(a)(2) in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2013

SAPIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$234,038	$212,406
Marketable securities, current portion	6,321	7,748
Restricted cash, current portion	5,376	426
Accounts receivable, net of allowance for doubtful accounts of $0 and $86 at December 31, 2012 and 2011, respectively	168,951	156,109
Unbilled revenues	72,013	61,735
Deferred tax assets, current portion	15,809	22,739
Prepaid expenses and other current assets	36,311	22,734

Total current assets	538,819	483,897
Marketable securities, net of current portion	1,202	1,290
Restricted cash, net of current portion	4,074	3,779
Property and equipment, net	80,661	64,877
Purchased intangible assets, net	35,050	36,822
Goodwill	127,864	107,971
Deferred tax assets, net of current portion	79	629
Other assets	8,572	8,591

Total assets	$796,321	$707,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,937	$25,389
Accrued expenses	48,705	46,784
Accrued compensation	83,885	77,721
Accrued restructuring costs, current portion	129	324
Income taxes payable	942	3,036
Deferred tax liabilities, current portion	155	323
Deferred revenues	27,163	24,720

Total current liabilities	187,916	178,297
Accrued restructuring costs, net of current portion	246	407
Deferred tax liabilities, net of current portion	19,892	14,548
Other long-term liabilities	67,721	48,242

Total liabilities	275,775	241,494

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at December 31, 2012 and 2011	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 142,171,451 and 140,238,302 shares issued, and 138,018,416 and 140,122,986 shares outstanding at December 31, 2012 and 2011, respectively	1,422	1,402
Additional paid-in capital	561,063	535,152
Treasury stock, at cost, 4,153,035 and 115,316 shares at December 31, 2012 and 2011, respectively	(43,755)	(762)
Accumulated other comprehensive loss	(26,016)	(32,021)
Retained earnings (accumulated deficit)	27,832	(37,409)

Total stockholders’ equity	520,546	466,362

Total liabilities and stockholders’ equity	$796,321	$707,856

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Revenues:
Service revenues	$1,121,010	$1,021,083	$823,511
Reimbursable expenses	40,538	41,364	40,008

Total gross revenues	1,161,548	1,062,447	863,519

Operating expenses:
Project personnel expenses	764,843	691,041	564,407
Reimbursable expenses	40,538	41,364	40,008

Total project personnel expenses and reimbursable expenses	805,381	732,405	604,415
Selling and marketing expenses	44,661	39,025	38,833
General and administrative expenses	191,599	171,759	150,800
Restructuring and other related charges	394	6,507	414
Amortization of purchased intangible assets	11,052	6,813	5,448
Acquisition costs and other related charges	4,354	1,861	111

Total operating expenses	1,057,441	958,370	800,021

Income from operations	104,107	104,077	63,498
Interest income, net	3,735	5,748	3,509
Other income, net	849	594	196

Income before income taxes	108,691	110,419	67,203
Provision for income taxes	43,450	37,743	24,525

Net income	$65,241	$72,676	$42,678

Basic net income per share	$0.47	$0.53	$0.32

Diluted net income per share	$0.46	$0.51	$0.31

Weighted average common shares	138,188	137,788	132,060
Weighted average dilutive common share equivalents	3,921	4,208	6,669

Weighted average common shares and dilutive common share equivalents	142,109	141,996	138,729

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$65,241	$72,676	$42,678

Other comprehensive income (loss):
Foreign currency translation adjustments	5,990	(19,551)	(81)
Net unrealized gain on available-for-sale investments, net of taxes	15	22	10

Other comprehensive income (loss)	6,005	(19,529)	(71)

Comprehensive income	$71,246	$53,147	$42,607

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at December 31, 2009	133,273	$1,333	$582,334	(444)	$(2,316)	$(12,421)	$(152,763)	$416,167
Shares issued under stock option and purchase plans	1,543	15	8,675	—	—	—	—	8,690
Vesting of restricted stock, net	1,842	18	(10,084)	—	—	—	—	(10,066)
Stock-based compensation expense	—	—	18,156	—	—	—	—	18,156
Issuance of common stock in connection with acquisition of Derivatives Consulting Group Ltd.	650	7	2,367	—	—	—	—	2,374
Dividends paid on common stock	—	—	(46,843)	—	—	—	—	(46,843)
Return of shares related to acquisitions	—	—	—	(15)	(150)	—	—	(150)
Tax shortfall from stock plans	—	—	(578)	—	—	—	—	(578)
Net income	—	—	—	—	—	—	42,678	42,678
Currency translation adjustments	—	—	—	—	—	(81)	—	(81)
Net unrealized gain on investments	—	—	—	—	—	10	—	10

Balance at December 31, 2010	137,308	1,373	554,027	(459)	(2,466)	(12,492)	(110,085)	430,357
Shares issued under stock option and purchase plans	1,456	14	10,147	—	—	—	—	10,161
Vesting of restricted stock, net	1,474	15	(10,407)	—	—	—	—	(10,392)
Stock-based compensation expense	—	—	19,238	—	—	—	—	19,238
Issuance of common stock in connection with acquisition of Derivatives Consulting Group Ltd.	—	—	2,906	359	1,929	—	—	4,835
Dividends paid on common stock	—	—	(48,873)	—	—	—	—	(48,873)
Return of shares related to acquisitions	—	—	—	(15)	(225)	—	—	(225)
Acceleration of vesting of restricted stock awards	—	—	4,612	—	—	—	—	4,612
Tax benefits from stock plans	—	—	3,502	—	—	—	—	3,502
Net income	—	—	—	—	—	—	72,676	72,676
Currency translation adjustments	—	—	—	—	—	(19,551)	—	(19,551)
Net unrealized gain on investments	—	—	—	—	—	22	—	22

Balance at December 31, 2011	140,238	1,402	535,152	(115)	(762)	(32,021)	(37,409)	466,362
Shares issued under stock option and purchase plans	431	5	1,315	—	—	—	—	1,320
Vesting of restricted stock, net	1,502	15	(8,941)	—	—	—	—	(8,926)
Stock-based compensation expense	—	—	23,137	—	—	—	—	23,137
Repurchases of common stock	—	—	—	(4,230)	(44,603)	—	—	(44,603)
Reissuance of common stock in connection with acquisition of Second Story Inc.	—	—	—	235	2,057	—	—	2,057
Equity awards issued in connection with acquisition of (m)Phasize LLC	—	—	300	—	—	—	—	300
Return of shares related to acquisitions	—	—	—	(43)	(447)	—	—	(447)
Tax benefits from stock plans	—	—	10,100	—	—	—	—	10,100
Net income	—	—	—	—	—	—	65,241	65,241
Currency translation adjustments	—	—	—	—	—	5,990	—	5,990
Net unrealized gain on investments	—	—	—	—	—	15	—	15

Balance at December 31, 2012	142,171	$1,422	$561,063	(4,153)	$(43,755)	$(26,016)	$27,832	$520,546

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$65,241	$72,676	$42,678
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) recognized on disposition of fixed assets	362	79	(35)
Unrealized loss on financial instruments	143	98	139
Realized gain on investments	—	—	(132)
Depreciation expense	23,492	19,373	16,214
Amortization of purchased intangible assets	11,052	6,813	5,448
Deferred income taxes	13,672	17,924	17,222
Provision for (recovery of) doubtful accounts, net	—	8	(227)
Stock-based compensation expense	23,795	19,256	18,156
Excess tax benefits from exercise and release of stock-based awards	(10,100)	(4,391)	—
Non-cash restructuring charges	—	4,564	—
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(9,747)	(15,218)	(23,777)
Unbilled revenues	(9,440)	(8,839)	(2,447)
Prepaid expenses and other current assets	(13,782)	(2,153)	1,738
Other assets	316	(1,119)	(2,205)
Accounts payable	(1,293)	4,322	(1,299)
Accrued compensation	5,542	14,995	17,202
Payments of withholding taxes in connection with vesting of stock-based awards	(8,918)	(10,959)	(10,031)
Accrued restructuring costs	(358)	(2,425)	(3,548)
Deferred revenues	531	5,944	(900)
Accrued expenses	(2,196)	(1,797)	(90)
Income taxes payable	8,150	5,784	(7,889)
Other long-term liabilities	11,087	6,933	4,873

Net cash provided by operating activities	107,549	131,868	71,090

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(17,524)	(44,602)	(3,163)
Proceeds from sale of property and equipment	364	—	—
Purchases of property and equipment and cost of internally developed software	(37,830)	(35,512)	(21,253)
Sales and maturities of marketable securities classified as trading	—	—	16,425
Sales and maturities of marketable securities classified as available-for-sale	1,900	6,488	881
Purchases of marketable securities	(415)	(6,904)	(8,781)
Cash (paid) received on financial instruments, net	(50)	(851)	669
Change in restricted cash	(1,854)	415	(1,789)

Net cash used in investing activities	(55,409)	(80,966)	(17,011)

Cash flows from financing activities:
Principal payments under capital lease obligations	(47)	(74)	(83)
Proceeds from credit facilities	—	10,387	4,380
Repayment of amounts borrowed under credit facilities	—	(14,807)	—
Excess tax benefits from exercise and release of stock-based awards	10,100	4,391	—
Proceeds from stock option and purchase plans	1,320	10,161	8,690
Repayment of acquired debt	—	(3,766)	—
Repurchases of common stock	(44,603)	—	—
Dividends paid on common stock	—	(48,873)	(46,843)

Net cash used in financing activities	(33,230)	(42,581)	(33,856)

Effect of exchange rate changes on cash and cash equivalents	2,722	(15,363)	3,547

Increase (decrease) in cash and cash equivalents	21,632	(7,042)	23,770
Cash and cash equivalents, at beginning of period	212,406	219,448	195,678

Cash and cash equivalents, at end of period	$234,038	$212,406	$219,448

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

Sapient Corporation (“Sapient” or the “Company”) is a global services company that helps clients leverage marketing and technology to transform their businesses in the areas of business, marketing, and technology and succeed in an increasingly complex marketplace. The Company markets its services through three primary business units — SapientNitro, Sapient Global Markets and Sapient Government Services — positioned at the intersection of marketing, business and technology. SapientNitro is a new breed of agency which helps clients tell their stories through seamless experiences across brand communications, digital engagement, and omni-channel commerce. Sapient Global Markets provides business and technology services to capital and commodity market participants, intermediaries and regulators. Sapient Government Services provides consulting, technology, and marketing services to a wide array of U.S. governmental agencies, non-profit organizations and non-governmental organizations. Headquartered in Boston, Massachusetts, Sapient maintains a global presence with offices across the Americas, Europe, and the Asia-Pacific region, including India.

(2)	Summary of Significant Accounting Policies

(a) Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned, controlled subsidiaries. All intercompany transactions have been eliminated in consolidation.

The results of operations of acquired companies have been included in the Company’s consolidated financial statements as of the respective acquisition dates, as described further in Note 3, Acquisitions.

Certain prior year reclassifications have been made to conform to the current year presentation.

Revision of Prior Period Financial Statements

During the quarter ended September 30, 2012, in connection with the Company’s preparation of its federal income tax return for the fiscal year ended December 31, 2011, the Company identified certain prior period errors which affected the interim period ended March 31, 2012, the interim and annual periods ended December 31, 2011 and 2010, and the interim and annual period ended December 31, 2009. The most significant prior period error relates primarily to the Company’s accounting for deferred income taxes associated with certain stock-based compensation awards in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation. As a result of a detailed analysis performed by the Company, management noted that its deferred tax asset associated with stock-based compensation awards did not contemplate the cancellation of certain vested awards granted prior to the adoption of FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, and, as such, the carrying amount of the deferred tax asset balance as of December 31, 2009 was overstated. Because the deferred tax asset balance was overstated, the Company’s corresponding release in December 2009 of its deferred tax asset valuation reserve was also overstated. The remaining prior period errors identified by the Company during the quarter ended September 30, 2012 primarily impacted deferred tax assets and income tax expense, and included certain immaterial adjustments related to tax deductions taken through the Company’s fiscal year 2011 that the Company corrected in its 2011 federal income tax return. In addition, the Company decided also to revise the presentation of certain other immaterial prior period errors that were previously corrected in the Company’s consolidated financial statements in reporting periods other than those in which these errors originated. The Company has reflected the correction of all identified prior period errors in the periods in which they originated.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition, the Company changed the classification related to certain of its ending deferred income tax balances as of December 31, 2011, to better reflect the Company’s short and long term deferred income tax position by jurisdiction. This change in classification is consistent with the December 31, 2012 presentation.

The following tables present the effects of these prior period errors in the consolidated financial statements (in thousands, except per share amounts):

Revised Consolidated and Condensed Statements of Operations Amounts	Three Months Ended March 31, 2012
	As previously reported	Adjustments	As revised
Service revenues	$260,622	$(243)	$260,379
General and administrative expenses	46,772	(246)	46,526
Income before income taxes	17,935	3	17,938
Provision for income taxes	8,453	1	8,454
Net income	9,482	2	9,484
Basic net income per share	$0.07	$—	$0.07
Diluted net income per share	$0.07	$—	$0.07

Revised Consolidated Statements of Operations Amounts	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
Service revenues	$1,020,840	$243	$1,021,083	$823,511	$—	$823,511	$638,884	$—	$638,884
Project personnel expenses	690,821	220	691,041	563,930	477	564,407	435,859	(697)	435,162
General and administrative expenses	171,641	118	171,759	150,877	(77)	150,800	118,018	205	118,223
Income before income taxes	110,514	(95)	110,419	67,603	(400)	67,203	43,576	492	44,068
Provision for (benefit from) income taxes	36,896	847	37,743	23,798	727	24,525	(44,550)	9,774	(34,776)
Net income	73,618	(942)	72,676	43,805	(1,127)	42,678	88,126	(9,282)	78,844
Basic net income per share	$0.53	$—	$0.53	$0.33	$(0.01)	$0.32	$0.69	$(0.07)	$0.62
Diluted net income per share	$0.52	$(0.01)	$0.51	$0.32	$(0.01)	$0.31	$0.66	$(0.07)	$0.59

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revised Consolidated and Condensed Statements of Operations Amounts	Three Months Ended December 31, 2011			Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
Service revenues	$262,154	$243	$262,397	$262,730	$—	$262,730	$758,686	$—	$758,686
Project personnel expenses	170,767	—	170,767	176,639	(850)	175,789	520,054	220	520,274
General and administrative expenses	45,223	(130)	45,093	44,337	92	44,429	126,418	248	126,666
Income before income taxes	35,020	373	35,393	31,161	758	31,919	75,494	(468)	75,026
Provision for income taxes	7,866	541	8,407	12,059	109	12,168	29,030	306	29,336
Net income	27,154	(168)	26,986	19,102	649	19,751	46,464	(774)	45,690
Basic net income per share	$0.20	$(0.01)	$0.19	$0.14	$—	$0.14	$0.34	$(0.01)	$0.33
Diluted net income per share	$0.19	$—	$0.19	$0.13	$0.01	$0.14	$0.33	$(0.01)	$0.32

Revised Consolidated and Condensed Statements of Operations Amounts	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011			Three Months Ended March 31, 2011
	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
Project personnel expenses	$176,739	$850	$177,589	$343,415	$1,070	$344,485	$166,676	$220	$166,896
General and administrative expenses	42,976	92	43,068	82,081	156	82,237	39,105	64	39,169
Income before income taxes	24,386	(942)	23,444	44,333	(1,226)	43,107	19,947	(284)	19,663
Provision for income taxes	9,182	37	9,219	16,971	197	17,168	7,789	160	7,949
Net income	15,204	(979)	14,225	27,362	(1,423)	25,939	12,158	(444)	11,714
Basic net income per share	$0.11	$(0.01)	$0.10	$0.20	$(0.01)	$0.19	$0.09	$—	$0.09
Diluted net income per share	$0.11	$(0.01)	$0.10	$0.19	$(0.01)	$0.18	$0.09	$(0.01)	$0.08

Consolidated and Condensed Statements of Comprehensive Income	Year Ended December 31, 2011			Year Ended December 31, 2010
	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
Net income	$73,618	$(942)	$72,676	$43,805	$(1,127)	$42,678

Other comprehensive (loss) income:
Foreign currency translation adjustments	(19,548)	(3)	(19,551)	128	(209)	(81)
Unrealized gain on available-for-sale securities, net of taxes of $0	22	—	22	10	—	10

Other comprehensive (loss) income	(19,526)	(3)	(19,529)	138	(209)	(71)

Comprehensive income	$54,092	$(945)	$53,147	$43,943	$(1,336)	$42,607

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revised Consolidated Balance Sheet Amounts	As of December 31, 2011
	As previously reported	Adjustments	As revised
Unbilled revenues	$61,712	$23	$61,735
Deferred tax assets, current portion	19,966	2,773	22,739
Property and equipment, net	64,257	620	64,877
Deferred tax assets, net of current portion	9,227	(8,598)	629
Total assets	713,038	(5,182)	707,856
Accrued expenses	46,125	659	46,784
Income taxes payable	2,590	446	3,036
Deferred revenues	25,599	(879)	24,720
Deferred tax liabilities, net of current portion	7,787	6,761	14,548
Other long-term liabilities	47,369	873	48,242
Total liabilities	233,634	7,860	241,494
Additional paid-in capital	536,836	(1,684)	535,152
Accumulated other comprehensive loss	(32,014)	(7)	(32,021)
Accumulated deficit	(26,058)	(11,351)	(37,409)
Total stockholders’ equity	479,404	(13,042)	466,362
Total liabilities and stockholders’ equity	713,038	(5,182)	707,856

Revised Consolidated Statements of Cash Flows Amounts	Year Ended December 31, 2011			Year Ended December 31, 2010
	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
Net income	$73,618	$(942)	$72,676	$43,805	$(1,127)	$42,678
Deferred income taxes	18,023	(99)	17,924	16,681	541	17,222
Excess tax benefits from exercise and release of stock-based awards	—	(4,391)	(4,391)	—	—	—
Accounts receivable	(15,218)	—	(15,218)	(24,474)	697	(23,777)
Unbilled revenues	(8,816)	(23)	(8,839)	(2,447)	—	(2,447)
Deferred revenue	6,823	(879)	5,944	(900)	—	(900)
Accrued expenses	(2,676)	879	(1,797)	130	(220)	(90)
Income taxes payable	1,187	4,597	5,784	(8,075)	186	(7,889)
Other long-term liabilities	6,815	118	6,933	4,745	128	4,873
Net cash provided by operating activities	132,608	(740)	131,868	70,885	205	71,090
Net cash used in investing activities	(80,966)	—	(80,966)	(17,011)	—	(17,011)
Excess tax benefits from exercise and release of stock-based awards	3,651	740	4,391	—	—	—
Net cash used in financing activities	(43,321)	740	(42,581)	(33,856)	—	(33,856)
Effect of exchange rate changes on cash and cash equivalents	(15,363)	—	(15,363)	3,752	(205)	3,547
(Decrease) increase in cash and cash equivalents	(7,042)	—	(7,042)	23,770	—	23,770
Cash and cash equivalents, at beginning of period	219,448	—	219,448	195,678	—	195,678
Cash and cash equivalents, at end of period	212,406	—	212,406	219,448	—	219,448

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)    Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures at the date of the financial statements. Significant estimates relied upon in preparing these financial statements include, but are not limited to, estimated costs to complete long-term contracts, estimated fair value of investments, including whether any decline in such fair value is other-than-temporary, accounting for acquisitions, estimated fair values of reporting units used to evaluate goodwill for impairment, stock-based compensation expenses, restructuring and other related charges, contingent liabilities and recoverability of the Company’s net deferred tax assets and related valuation allowances. The Company bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management of the Company believes to be relevant at the time its consolidated financial statements are prepared. On a regular basis, management of the Company reviews the accounting policies, assumptions, estimates and judgments to ensure that the Company’s financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the Company’s assumptions and estimates, and such differences could be material.

(c)    Foreign Currency Translation and Transactions

Foreign currency translation exposure is derived from the translation of the financial statements of the Company’s subsidiaries for which the functional currency is not the U.S. dollar into U.S. dollars for consolidated reporting purposes. Assets and liabilities of these subsidiaries are translated into U.S. dollars at period-end exchange rates, and income statement items are translated using individual transactional exchange rates or average monthly exchange rates. The functional currency for the majority of the Company’s foreign subsidiaries is considered to be the local currency and, accordingly, translation adjustments for those subsidiaries are recorded as a separate component of stockholders’ equity in the caption “Accumulated other comprehensive loss”.

Cash flows of subsidiaries for which the functional currency is not the U.S. dollar are translated to U.S. dollars using average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the consolidated statements of cash flows during the period.

Foreign currency transaction exposure is derived primarily from intercompany transactions of a short-term nature and transactions with clients or vendors in currencies other than the functional currency of the legal entity in which the transaction is recorded. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency at each reporting period using period-end exchange rates, and any resulting gain or loss as a result of currency fluctuations is recorded in “General and administrative expenses” in the Company’s consolidated statements of operations. Net gains (losses) from foreign currency transactions were $0.4 million, $1.6 million, and $(0.5) million during 2012, 2011 and 2010, respectively.

(d)    Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a remaining maturity of three months or less from the date of purchase to be cash equivalents. At December 31, 2012, cash equivalents consisted of money market instruments and bank time deposits. The Company had short-term and long-term restricted cash totaling $9.5 million and $4.2 million at December 31, 2012 and 2011, respectively.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)    Marketable Securities, Investments and Other Financial Assets

The Company classifies its marketable securities as “available-for-sale” or “trading” securities.

Available-for-sale securities are classified as short term investments and long-term investments on the consolidated balance sheets and are carried at fair value. Unrealized gains and losses on available-for-sale securities that are considered temporary are recorded, net of taxes, in the “Accumulated other comprehensive loss” caption of the Company’s consolidated balance sheets. Unrealized losses, excluding losses related to the credit rating of the security (credit losses), on available-for-sale securities that are considered other-than-temporary but relate to securities that the Company (i) does not intend to sell and (ii) will not be required to sell below cost are also recorded, net of taxes, in “Accumulated other comprehensive loss”. The Company does not intend to sell its available-for-sale securities before they mature. Further, the Company does not believe it will be required to sell such securities below cost. Therefore, the only other-than-temporary losses the Company records in “Other income, net” in its consolidated statements of operations are related to credit losses. The Company’s available-for-sale securities as of December 31, 2012 and 2011 consist of Auction Rate Securities (“ARS”), which are collateralized by municipal debt and student loans, and mutual funds that are listed on a foreign exchange.

Assessing whether a decline in value in available-for-sale securities is other-than-temporary requires the Company to assess whether it intends to sell the security and if it would be more likely than not that the Company would be required to sell the available-for-sale security before its cost can be recovered, for reasons such as contractual obligations or working capital needs. Also, the Company has to assess whether the cost of the available-for-sale security will be recovered regardless of intent and/or requirement to sell. This assessment requires the Company to evaluate, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health and business outlook of the issuer, including industry and sector performance, operational and financing cash flow factors and overall market conditions and trends. Assessing the above factors involves inherent uncertainty. Accordingly, declines in fair value, if recorded, could be materially different from the actual market performance of marketable securities in the Company’s portfolio, if, among other things, relevant information related to its marketable securities was not publicly available or other factors not considered by the Company would have been relevant to the determination of impairment. The Company has no intention to sell any securities in an unrealized loss position at December 31, 2012 nor is it more likely than not that the Company would be required to sell such securities prior to the recovery of the unrealized losses. As of December 31, 2012, the Company believes that all impairments of investment securities are temporary in nature.

Trading securities are carried on the balance sheet at fair value with unrealized gains and losses recorded in the “Other income, net” caption of the consolidated statements of operations. As of December 31, 2012 and 2011, the Company did not hold any trading securities.

The Company uses a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s financial assets and liabilities reflected in the consolidated financial statements at carrying value include marketable securities and other financial instruments which approximate fair value. Fair value for marketable securities is determined using a market approach based on quoted market prices at period end in active markets.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(f)    Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash, marketable securities, accounts receivable and unbilled revenues.

The Company performs credit evaluations of its clients and generally does not require collateral on accounts receivable. The Company maintains allowances for credit losses and such losses have been within management’s expectations. During 2012, 2011 and 2010, no individual client accounted for greater than 10% of service revenues. No individual client’s accounts receivable balance exceeded 10% of total accounts receivable as of December 31, 2012 or 2011.

The carrying amounts of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, unbilled revenues, accounts payable, accrued expenses, accrued compensation, income taxes payable and other long-term liabilities at both December 31, 2012 and 2011 approximate their fair market values due to the nature of the items.

(g)    Derivative Financial Instruments

The Company uses derivative financial instruments primarily in the management of its foreign currency exposures. The Company does not hold or issue derivative financial instruments for speculative purposes.

The Company manages its foreign currency exposures through a risk management program which is designed to mitigate its exposure to operating expenses incurred by foreign subsidiaries whose functional currency is the Indian rupee and operating margins in foreign subsidiaries whose functional currencies are the British pound sterling and the euro. This program includes the use of derivative financial instruments, consisting of foreign currency option contracts, which are not designated as accounting hedges. The Company uses these instruments to mitigate its exposure to movements of the Indian rupee, British pound sterling, and euro, relative to the U.S. dollar. The Company records all derivative instruments on its consolidated balance sheets at fair value. Changes in a derivative’s fair value through the settlement date are recognized in current period earnings unless specific hedge criteria are met.

Currently, the Company enters into 30-day average rate instruments covering rolling periods of up to four months, with the following notional amounts as of December 31, 2012:

•	1.5 billion Indian rupees (approximately $27.4 million)

•	5.0 million British pounds sterling (approximately $8.1 million)

•	1.3 million euros (approximately $1.7 million)

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because these instruments are average rate option collars that are settled on a net basis with the counterparty banks, the Company has not recorded the gross underlying notional amounts in its consolidated balance sheets as of December 31, 2012 or 2011. Open option positions as of December 31, 2012 will settle in the three month period ending March 31, 2013. None of the Company’s derivative financial instruments qualified for hedge accounting.

The following table presents the fair values of the derivative assets and liabilities recorded on the Company’s consolidated balance sheets as of December 31, 2012 and 2011 (in thousands):

		December 31,
Derivative Instrument	Balance Sheet Classification	2012	2011
Foreign exchange option contracts (asset)	Prepaid expenses and other current assets	$—	$3
Foreign exchange option contracts (liability)	Accrued expenses	$250	$271

Realized and unrealized gains and losses on the Company’s foreign exchange option contracts are included in “General and administrative expenses” in its consolidated statements of operations. The following table presents the effect of realized and unrealized gains and losses, net, of the Company’s foreign exchange option contracts on its results of operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net realized gain (loss) on foreign exchange option contracts not designated as accounting hedges	$103	$(1,112)	$669
Net unrealized (loss) gain on foreign exchange option contracts not designated as accounting hedges	(143)	(99)	(139)

Total	$(40)	$(1,211)	$530

(h)    Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which primarily range from three to five years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the remaining lease term. Buildings are depreciated over estimated useful lives of up to 30 years. When an item is sold or retired, the cost and related accumulated depreciation are relieved, and the resulting gain or loss, if any, is recognized in the consolidated statements of operations.

Occasionally, the Company is involved with the construction of leased office spaces. For leases in which the Company is involved with the construction of the building (generally on land owned by the landlord), the Company accounts for the lease during the construction period under the provisions of ASC Subtopic 840-40 (“ASC 840-40”), Leases — Sale-Leaseback Transactions (formerly Emerging Issues Task Force No. 97-10, The Effect of Lessee Involvement in Asset Construction). If the Company concludes that it has substantively all the risks of ownership during construction of the leased property and therefore is deemed the owner of the leased property for accounting purposes during the construction period, it is required to record an asset and a related financing obligation on its consolidated balance sheet for the amount of total project costs related to construction-in-progress and the pre-existing building. Upon completion of construction, the Company considers the requirement under ASC 840-40 for sale-leaseback treatment. If the arrangement does not qualify for sale-leaseback treatment, the Company continues to amortize the financing obligation and depreciate the building over the lease term. At the end of the lease term, including exercise of any renewal options, the net remaining financing obligation over the net carrying value of the fixed asset is recognized as a non-cash gain on sale of the property. The Company does not record rent expense for the properties which are considered to be owned for accounting purposes. Rather, rental payments under the lease are recorded as a reduction of the financing obligation and interest expense.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i)    Costs Incurred to Develop Computer Software for Internal Use

The Company capitalizes costs incurred during the application development stage, which include costs of designing the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are generally expensed as incurred. Capitalized development costs are amortized over the estimated life of the software, typically three years, using the straight-line method, beginning with the date that an asset is ready for its intended use. The capitalization and ongoing assessment of development costs requires considerable judgment by management, including, but not limited to, technological feasibility and estimated economic life. Capitalized software is included in “Property and equipment, net” on the consolidated balance sheets.

The Company capitalized costs of $2.0 million, $2.8 million, and $2.6 million in 2012, 2011 and 2010, respectively, which primarily related to the development of internal financial and human resources systems, a project planning application and other upgrades. Of such total capitalized costs, $1.2 million, $1.9 million, and $1.6 million related to costs associated with software developed for internal use that was placed into service for 2012, 2011 and 2010, respectively. The remaining $0.8 million, $0.9 million, and $1.0 million related to costs associated with the development of software for internal use that was not yet placed into service as of December 31, 2012, 2011 and 2010, respectively. The capitalized costs placed in service during 2012, 2011 and 2010 are being amortized over three years. Amortization expenses for costs incurred to develop computer software for internal use totaled $2.3 million, $2.6 million and $3.1 million during 2012, 2011 and 2010, respectively, and are included in “General and administrative expenses” on the consolidated statements of operations and “Depreciation expense” on the consolidated statements of cash flows.

(j)    Costs Incurred to Sell, Lease, or Otherwise Market Computer Software

GAAP specifies that internal costs incurred in researching and developing a computer software product to sell, lease or otherwise market, should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to clients. Judgment is required in determining when technological feasibility of a product is established. The Company has determined that technological feasibility for its software products is reached after all high-risk development issues have been resolved through coding and testing. Unamortized capitalized software costs included in “Property and equipment, net” on the consolidated balance sheets as of December 31, 2012 and 2011 were approximately $0.8 million and $1.1 million, respectively. Amortization expense totaled $0.9 million, $0.6 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in “Project personnel expenses” on the consolidated statements of operations. The Company capitalized costs of $0.6 million, $0.4 million and $1.1 million during the years ended December 31, 2012, 2011 and 2010, respectively. These capitalized costs are amortized over the expected useful life of the related product.

(k)    Purchased Intangible Assets and Goodwill

The Company assesses the useful lives and possible impairment of existing recognized intangible assets whenever events or changes in circumstances occur that indicate that it is more likely than not that an impairment has occurred. The Company tests intangible assets with definite lives for impairment by comparing the carrying amount to the sum of the net undiscounted cash flows expected to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of the asset exceeds its net undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value. The Company uses a discounted cash flow approach or other methods, if appropriate, to assess fair value. Factors considered important which could trigger a review include:

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

During 2012, the Company performed an impairment review of the customer list intangible asset obtained in its acquisition of Nitro Group Ltd. (“Nitro”) in 2009. This impairment review was performed during the fourth quarter of 2012 and was triggered by certain legacy Nitro customers notifying the Company of their intentions to cease or significantly reduce their purchases of its services. This caused the actual customer attrition rates experienced since the Company acquired Nitro to exceed the estimated attrition rates utilized in the original valuation of the Nitro customer list intangible asset. This intangible asset has a gross carrying amount of $10.1 million. The net book value of this intangible asset was $3.5 million and $5.2 million as of December 31, 2012 and 2011, respectively. In estimating the undiscounted future net cash flows expected to be generated by this intangible asset, management considered the following factors: actual customer attrition rates since the acquisition date; expected future attrition rates; estimated undiscounted net cash flows generated by the intangible asset since the acquisition date; estimated undiscounted net cash flows expected to be generated by the intangible asset over its remaining expected useful life; and the expected remaining useful life of the intangible asset. In the course of this impairment review, the Company considered multiple future scenarios and the expected likelihood of those scenarios occurring, based on the information which was known to management at the time the review was performed. In this impairment review, the undiscounted net cash flows expected to be generated by the intangible asset were greater than the net book value of the asset as of December 31, 2012. As a result, no impairment of this intangible asset was recorded. This impairment review involved the use of significant judgment by management, and different judgments could yield different results. In addition, if losses of additional legacy Nitro customers in the future exceed the Company’s current expectations of future attrition, such losses would be considered triggering events requiring the Company to perform additional impairment reviews of the customer list intangible asset. Such impairment reviews could result in the recognition of impairment losses, which could have a material adverse impact on the Company’s results of operations in the period in which such losses are recognized.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”), Testing Goodwill for Impairment, which amends ASC Topic 350, Intangibles — Goodwill and Other, with regard to performing annual and interim goodwill impairment tests. ASU 2011-08 provides entities with an option to

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

perform a qualitative assessment to determine whether further impairment testing is necessary. An entity can perform the qualitative assessment on some, all or none of its reporting units. Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether performing the quantitative two-step impairment test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the quantitative impairment test will be required. Otherwise, no further testing will be required. The qualitative indicators also replace those previously used to determine whether an interim goodwill impairment test is required, and also are used when assessing whether to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts.

The Company performs its annual goodwill impairment test during the fourth quarter, or more frequently when events and circumstances, such as the ones mentioned above for intangible assets, occur indicating that the recorded goodwill may be impaired. In assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of a reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments by management. These judgments include the consideration of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events which are specific to the Company, and trends in the market price of the Company’s common stock. Each factor is assessed to determine whether it impacts the impairment test positively or negatively, and the magnitude of any such impact.

The quantitative two-step goodwill impairment test requires the Company to identify its reporting units and to determine estimates of the fair values of those reporting units as of the impairment testing date. Assets and liabilities, including goodwill, are allocated to reporting units based on factors such as specific identification and percentage of revenue. To conduct a quantitative two-step goodwill impairment test, the fair value of the reporting unit is first compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, the Company performs the second step and records an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. The Company estimates the fair values of its reporting units using the income approach, via discounted cash flow valuation models which include, but are not limited to, assumptions such as a “risk-free” rate of return on an investment, the weighted average cost of capital of a market participant, and future revenue, operating margin, working capital and capital expenditure trends. Determining the fair values of reporting units and goodwill includes significant judgment by management, and different judgments could yield different results.

The Company performed its annual assessment of goodwill during the fourth quarter of 2012, using the qualitative approach described above. Based on its qualitative assessment, the Company concluded that it was not more likely than not that the fair values of any of its reporting units were less than their carrying amounts, and therefore it was not necessary to perform the quantitative two-step impairment test. The key qualitative factors that led to the Company’s conclusion included the following: the most recent two-step impairment test, performed during the fourth quarter of 2010, showed significant headroom between the fair values and carrying values for each reporting unit; the Company’s reporting units continued to show positive performance during 2012; based on the Company’s current forecasts for 2013 and beyond, continued positive performance is expected for all reporting units; and the Company’s market capitalization has not experienced any significant decline in the past year. In performing its assessment, the Company determined that one of its reporting units had a negative carrying value. The conclusion that it was not necessary to perform the two-step impairment test for this reporting unit was based on the key factors noted above, in addition to assessing the reasons for the negative carrying value, and performing a sensitivity analysis on the most recent two-step impairment test performed for this unit.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(l)    Valuation of Long-Lived Assets

Long-lived assets primarily consist of property and equipment and intangible assets with finite lives. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated future undiscounted cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

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

The Company evaluates its contracts for multiple deliverables, and when appropriate, separates the contracts into separate units of accounting for revenue recognition. The Company allocates revenue to the deliverables in a multiple-element arrangement based upon their relative selling prices. The Company determines relative selling prices for each deliverable based on a selling price hierarchy. The selling price for a deliverable is based on vendor-specific objective evidence (“VSOE”), if available. If VSOE is not available, third party evidence (“TPE”) is used, and if neither VSOE nor TPE is available, the selling price for a deliverable is based on our best estimate of selling price. In some instances, multiple contracts with a single client are combined for purposes of assessing revenue recognition.

The Company recognizes revenues from its fixed-price contracts and certain time-and-materials technology implementation consulting contracts using the percentage-of-completion method. The Company uses the percentage-of-completion method because the services provided in these contracts are similar to those in contracts that are required to use the percentage-of-completion method under GAAP, such as services provided by engineers and architects. Revenues generated from fixed-price and time-and-materials non-technology implementation contracts, except for support and maintenance contracts, are recognized based upon a proportional performance model. The Company’s percentage-of-completion method and its proportional performance method of accounting calculate revenue based on the percentage of labor incurred to estimated total labor. This method is used because reasonably dependable estimates of the revenues and labor applicable to various stages of an arrangement can be made, based on historical experience and milestones set in the contract. The Company’s delivery and business unit finance personnel continually review labor incurred and estimated total labor, which may result in revisions to the amount of recognized revenue under an arrangement. Revenue from time-and-materials contracts is recognized as services are provided. In situations where time-and-materials contracts require deliverables and provide for a ceiling on fees that can be charged, the arrangement is recognized as time-and-materials are incurred unless calculated fees are estimated to exceed the ceiling, in which case revenue recognition is based on the proportional performance method. Revenues generated from staff augmentation, support and maintenance contracts are recognized ratably over the arrangement’s term.

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

The Company recognizes revenue for services when collection from the client is reasonably assured, and the fees are fixed or determinable. The Company establishes billing terms at the time assignment deliverables and milestones are agreed. Normal payment terms are thirty days from invoice date. Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled revenues. Amounts invoiced to clients in excess of revenue recognized are classified as deferred revenues. The Company’s assignment delivery and business unit finance personnel continually monitor the timeliness of payments from clients and assess any collection issues. The Company maintains allowances for doubtful accounts for losses resulting from the inability of clients to make required payments. The Company uses the specific identification method and bases its estimates on historical collection and write-off experience, current trends, credit policy, and detailed analysis of specific client situations. While such credit losses have historically been within management’s expectations and the allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is valued based on the fair market value on the date of issuance. RSU awards with market-based vesting criteria are valued using a lattice model. The Company uses the Black-Scholes valuation model for estimating the fair value of stock options granted.

The Company granted RSUs in 2012, 2011 and 2010. The Company has not granted stock options, regularly, since 2006. The Company is required to estimate the expected forfeiture rate and recognize expense only for those awards expected to vest. If actual forfeiture experience is materially different from the estimate, the stock-based compensation expense could be significantly different from the amount the Company has recorded in the current period. The Company’s 2012, 2011 and 2010 annual reviews of its forfeiture estimates did not yield any material adjustments.

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

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company records accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes.

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

(s)    Comprehensive Income

Comprehensive income includes net income and also considers the effect of other changes to stockholders’ equity that are not included in the determination of net income, but rather are reported as a separate component of stockholders’ equity. The Company reports unrealized gains and losses on investments (those which are considered temporary), net of taxes, and foreign currency translation adjustments as components of comprehensive income.

(t)    New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04 (“ASU 2011-04”), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amended ASC Topic 820, Fair Value Measurement. ASU 2011-04 provides a consistent definition of fair value and ensures that fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 also changes certain fair value measurement principles and enhances disclosure requirements. The Company adopted ASU 2011-04 prospectively, effective January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2011, the FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income, which amended ASC Topic 220, Comprehensive Income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as a part of the statement of stockholders’ equity and requires other comprehensive income to be presented as part of a single continuous statement of comprehensive income or in a statement of other comprehensive income immediately following the statement of operations. While the new guidance has changed the presentation of comprehensive income, there have been no changes to the components that are recognized in net income or other comprehensive income. The Company adopted ASU 2011-05 effective January 1, 2012, and has retrospectively applied the guidance to all reporting periods presented. The adoption of ASU 2011-05 did not have an impact on the Company’s financial condition, results of operations or cash flows.

In December 2011, the FASB issued Accounting Standards Update 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This amendment requires disclosing and

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reconciling gross and net amounts for financial instruments that are offset in the balance sheet, and amounts for financial instruments that are subject to master netting arrangements and other similar clearing and repurchase arrangements. In January 2013, the FASB issued Accounting Standards Update 2013-01 (“ASU 2013-01”), Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of the offsetting disclosures of ASU 2011-11. ASU 2011-11 and ASU 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted ASU 2011-11 and ASU 2013-01 on January 1, 2013. The Company does not expect that the adoption of ASU 2011-11 and ASU 2013-01 will have a material impact on its disclosures.

(3)	Acquisitions

2012 Acquisitions

(m)Phasize, LLC

On December 27, 2012, the Company acquired 100% of the membership interests of (m)Phasize, LLC (“(m)Phasize”), a marketing analytics company located in Westport, Connecticut. The Company acquired (m)Phasize to strengthen its analytics services and marketing mix modeling capabilities. (m)Phasize’s results of operations are reflected in the Company’s consolidated statements of operations from the acquisition date, and the acquisition added approximately 16 people.

The acquisition date fair value, net of cash acquired, was $18.5 million for the purchase of 100% of (m)Phasize’s membership interests. This total consisted of $12.1 million in cash, stock-based awards with an estimated fair value of $0.3 million, and deferred contingent consideration with an estimated fair value of $6.1 million. Of the cash amount, $2.5 million was placed into escrow; $2.2 million shall serve as security for any claims made by the Company under the terms of an escrow agreement between the Company and the former owners of (m)Phasize, and $0.3 million is related to final working capital adjustments.

The consideration paid was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The preliminary allocations to goodwill, intangible assets and net assets were approximately $11.8 million, $5.9 million, and $0.8 million, respectively. These amounts are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The initial accounting for certain components of working capital and deferred tax assets is incomplete and is subject to subsequent adjustment.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of being able to leverage (m)Phasize’s expertise with the Company’s existing services to provide integrated marketing services to the customer bases of both the Company and (m)Phasize. All of the goodwill was allocated to the Company’s SapientNitro reportable segment. The following table presents the estimated fair values (in thousands) and useful lives of intangible assets acquired:

	Amount	Weighted Average Useful Life
		(in years)
Customer relationships	$3,030	7
Intellectual property	1,440	5
Non-compete agreements	1,200	1.4
Tradename	240	2

Identifiable intangible assets	$5,910

The useful lives of these intangible assets were based upon the patterns in which the economic benefits related to such assets are expected to be realized, and the intangible assets will be amortized on a basis reflecting those economic patterns. The acquired goodwill and intangible assets will be deductible for tax purposes.

The former members of (m)Phasize are also eligible to receive additional consideration of up to $12.8 million, which is contingent on the fulfillment of certain financial conditions during the years ending December 31, 2013 and 2014. If such conditions are achieved, the consideration is payable under certain circumstances in cash or a combination of cash and common stock. Using a discounted cash flow method, the Company recorded an estimated liability of $6.1 million as of the acquisition date and as of December 31, 2012. The Company will continue to assess the probability that the conditions will be fulfilled, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled.

Consolidated service revenues and net income for 2012 attributable to (m)Phasize since the acquisition date were not material. Pro forma results of operations have not been included, as the acquisition of (m)Phasize was not material to the Company’s results of operations for any periods presented.

Second Story Inc.

On November 1, 2012, the Company acquired Second Story Inc. (“Second Story”), an interactive studio operating in the United States. The Company acquired Second Story to strengthen the Company’s ability to craft physical and digital experiences from web and mobile to in-store and in-venue. Second Story’s results of operations are reflected in the Company’s consolidated statements of operations from the acquisition date, and the acquisition added approximately 35 people.

The acquisition date fair value, net of cash acquired, was $9.9 million for the purchase of 100% of Second Story’s outstanding shares. This total consisted of $6.0 million in cash, restricted stock with an estimated fair value of $2.1 million, and deferred stock consideration with an estimated fair value of $1.8 million. Of the cash amount, $0.9 million was placed into escrow; $0.5 million shall serve as security for any claims made by the Company under the terms of an escrow agreement between the Company and the former owners of Second Story, and $0.4 million is related to final working capital adjustments. The fair value of the restricted stock and deferred stock consideration was determined to be $10.19 per share, the 90-day trailing average closing price of the Company’s common stock on the acquisition date, less reductions of $0.3 million to reflect the impact of the

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

selling restrictions, and $0.6 million to reflect the impact of the passage of time until the deferred stock will be issued. The acquisition of Second Story did not include any contingent consideration. However, the deferred stock consideration will be subject to a resale restriction period upon issuance in the event that the employment of the selling shareholders terminates prior to the contractual stock issuance dates. As a result, $0.3 million of the reduction in the value of the deferred stock consideration is being accounted for as compensation expense over the associated vesting periods.

The consideration paid was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The preliminary allocations to goodwill, intangible assets and net assets were approximately $5.7 million, $2.4 million, and $1.8 million, respectively. These amounts are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The accounting for deferred tax assets and certain acquisition consideration owed by the Company, relating to taxes for which the former owners of Second Story will be liable as the result of this transaction, is incomplete and is subject to subsequent adjustment.

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of being able to leverage Second Story’s expertise with the Company’s existing services to provide integrated marketing services to the customer bases of both the Company and Second Story. All of the goodwill was allocated to the Company’s SapientNitro reportable segment. The following table presents the estimated fair values (in thousands) and useful lives of intangible assets acquired:

	Amount	Weighted Average Useful Life
		(in years)
Customer relationships	$1,500	4
Tradename	550	2
Non-compete agreements	360	4

Identifiable intangible assets	$2,410

The useful lives of these intangible assets were based upon the patterns in which the economic benefits related to such assets are expected to be realized, and the intangible assets will be amortized on a basis reflecting those economic patterns. The acquired goodwill and intangible assets will be deductible for tax purposes.

Consolidated service revenues and net income for 2012 include $0.5 million and $(0.3) million, respectively, attributable to Second Story since the acquisition date. Pro forma results of operations have not been included, as the acquisition of Second Story was not material to the Company’s results of operations for any periods presented.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior Year Acquisitions

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

The acquisition date fair value, net of cash acquired, was $45.2 million for the purchase of 100% of DAD’s outstanding shares. The $45.2 million consisted of $29.5 million in cash and deferred contingent consideration with an estimated fair value of $15.7 million. Of the cash amount, $9.8 million was placed into escrow, to serve as security for any claims made by the Company under the terms of an escrow agreement between the Company and the former owners of DAD. The escrow amount may also be utilized for the potential settlement of a portion of the deferred contingent consideration.

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

Amount
Accounts receivable	$7,301
Other current assets	265
Property and equipment	1,810
Deferred tax asset	3,367
Identifiable intangible assets	25,231
Goodwill	23,996

Total assets acquired	61,970

Accounts payable, accrued expenses and other current liabilities	(5,107)
Bank debt	(3,766)
Deferred tax liabilities	(7,925)

Total liabilities assumed	(16,798)

Total allocation of purchase price consideration	$45,172

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of being able to leverage DAD’s expertise with the Company’s existing services to provide integrated advertising services to the client bases of both the Company and DAD in the European market. All of the goodwill was allocated to the Company’s SapientNitro reportable segment. The following table presents the estimated fair values (in thousands) and useful lives of intangible assets acquired:

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

The former shareholders of DAD are also eligible to receive additional consideration of up to $21.7 million, which is contingent on the fulfillment of certain financial conditions within the period from July 1, 2011 to June 30, 2014. If such conditions are achieved, the consideration is payable under certain circumstances in cash, common stock or a combination of both. Using a discounted cash flow method, the Company recorded an estimated liability of $15.7 million as of the acquisition date, $15.4 million as of December 31, 2011, and $13.7 million as of December 31, 2012. During the three months ended March 31, 2012, one of the financial conditions was achieved and as a result, $4.7 million of the escrow was released to the former shareholders of DAD during the three months ended June 30, 2012. At December 31, 2012, another of the financial conditions was achieved and as a result, $4.8 million of the escrow was released to the former shareholders of DAD during the three months ending March 31, 2013. The Company will continue to assess the probability that the remaining conditions will be fulfilled, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. During 2012, the Company recorded $2.4 million as part of acquisition costs and other related charges relating to remeasurement of the fair value of the contingent liability. This liability is denominated in a foreign currency and therefore, its value as reported in U.S. dollars on the Company’s consolidated balance sheets may also change from period to period due to currency exchange rate fluctuations.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2010, nor is it intended to be a projection of future results.

	Pro Forma (Unaudited)
	Year Ended December 31,
	2011	2010
Service revenues	$1,040,062	$844,240
Net income	$68,921	$37,946
Basic net income per share	$0.50	$0.29
Diluted net income per share	$0.48	$0.27

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

The acquisition date fair value, net of cash acquired, was $5.4 million for the purchase of 100% of Clanmo’s outstanding shares, and was paid entirely in cash. The consideration paid was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocations to goodwill, intangible assets and net assets, net of cash acquired, were approximately $3.2 million, $2.3 million, and $(0.1) million, respectively.

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of being able to leverage Clanmo’s mobile interactive expertise with the Company’s existing services to provide a more comprehensive integrated service offering to the Company’s existing client base, and prospective new clients, in the European market. All of the goodwill was allocated to the Company’s SapientNitro reportable segment. The following table presents the estimated fair values (in thousands) and useful lives of intangible assets acquired:

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

The Company recognized acquisition costs and other related charges of $4.4 million and $1.9 million for 2012 and 2011, respectively. These amounts included $2.0 million and $1.3 million, respectively, associated with third-party professional services relating to the evaluation, due diligence and closing processes, and $2.4 million and $0.6 million, respectively, in remeasurements of the fair value of DAD contingent consideration liabilities.

(4)	Supplemental Cash Flow Information

Net total income taxes paid in 2012, 2011 and 2010 were $27.3 million, $15.3 million, and $12.1 million, respectively.

Non-cash investing transactions in 2012 included the issuance of common stock with a fair value of $2.1 million as part of the consideration for the acquisition of Second Story.

Non-cash investing transactions in 2011 included the issuance of common stock in the amount of $4.9 million as contingent consideration for the acquisition of Derivatives Consulting Group Limited (“DCG”), which the Company acquired in 2008. Non-cash investing transactions in 2011 also included $12.6 million relating to construction in progress assets, which were recorded on the consolidated balance sheet in “Property and equipment, net” as of December 31, 2011 with related financing obligations recorded in “Other long-term liabilities”. See Note 7, Property and Equipment, for additional details regarding these assets.

As of December 31, 2012, 2011 and 2010, respectively, the Company had recorded purchases of property and equipment in the amounts of $5.1 million, $3.4 million and $0.8 million for which cash payments had not yet been made as of the respective year-end dates.

(5)	Marketable Securities and Fair Value Disclosures

Marketable Securities

See Note 2(e), Marketable Securities, Investments and Other Financial Assets, for a discussion of the Company’s accounting policy related to its marketable securities investments and other financial assets and the methods and assumptions used to determine their fair values.

At December 31, 2012 and 2011, all of the Company’s marketable securities were classified as available-for-sale and their estimated fair values were $7.5 million and $9.0 million, respectively.

The following tables present details of the Company’s marketable securities as of December 31, 2012 and 2011 (in thousands):

	Available-for-Sale Securities as of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Mutual funds	$6,285	$46	$(10)	$6,321
Long-term:
Auction rate securities	1,400	—	(198)	1,202

Total	$7,685	$46	$(208)	$7,523

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Available-for-Sale Securities as of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Mutual funds	$7,748	$12	$(12)	$7,748
Long-term:
Auction rate securities	1,400	—	(110)	1,290

Total	$9,148	$12	$(122)	$9,038

As of December 31, 2012 and 2011, all of the Company’s available-for-sale ARS had been in an unrealized loss position for more than twelve months.

The Company evaluates investments with unrealized losses to determine if the losses are other-than-temporary. The Company has determined that the gross unrealized losses on its available-for-sale securities at December 31, 2012 are temporary. The Company conducts a periodic review and evaluation of its investment securities to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.

Using a discounted cash flow analysis, the Company determined that the fair value of its ARS classified as available-for-sale securities was $198,000 and $110,000 less than their amortized cost at December 31, 2012 and 2011, respectively. The Company has recorded the change in valuation, an unrealized loss of $88,000, as a component of comprehensive income for the year ended December 31, 2012. The gross unrealized losses on ARS of $198,000 and $110,000 as of December 31, 2012 and 2011, respectively are included, net of taxes, in the “Accumulated other comprehensive loss” caption on the Company’s consolidated balance sheets. The Company does not intend to sell its ARS classified as available-for-sale until a successful auction occurs and these ARS investments are liquidated at amortized cost, nor does the Company expect to be required to sell these ARS before a successful auction occurs.

The Company did not record any other-than-temporary losses on marketable securities during the years ended December 31, 2012, 2011 and 2010.

Actual maturities of our marketable securities may differ from contractual maturities because some borrowers have the right to call or prepay the obligations. Gross realized gains and losses on the sale of securities are calculated using the specific identification method, and were not material to the Company’s operations for 2012, 2011, or 2010.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Disclosures

The Company accounts for certain assets and liabilities at fair value. The following tables present the Company’s fair value hierarchy for its assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

		Fair Value Measurements at December 31, 2012 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Financial assets:
Auction rate securities	Marketable securities, net of current portion	$—	$—	$1,202	$1,202
Bank time deposits	Cash and cash equivalents	—	64,771	—	64,771
Money market fund deposits	Cash and cash equivalents	7,109	—	—	7,109
Mutual funds	Marketable securities, current portion	6,321	—	—	6,321
Indemnification assets acquired	Prepaid expenses and other current assets	—	—	152	152

Total		$13,430	$64,771	$1,354	$79,555

		Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts	Accrued expenses	$—	$250	$—	$250
Contingent consideration liability associated with acquisitions	Other long-term liabilities	—	—	19,772	19,772
Other long-term liabilities acquired	Accrued expenses	—	—	372	372

Total		$—	$250	$20,144	$20,394

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at December 31, 2011 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Financial assets:
Auction rate securities	Marketable securities, net of current portion	$—	$—	$1,290	$1,290
Bank time deposits	Cash and cash equivalents	—	76,292	—	76,292
Foreign exchange option contracts	Prepaid expenses and other current assets	—	3	—	3
Money market fund deposits	Cash and cash equivalents	4,489	—	—	4,489
Mutual funds	Marketable securities, current portion	7,748	—	—	7,748
Indemnification assets acquired	Prepaid expenses and other current assets	—	—	527	527

Total		$12,237	$76,295	$1,817	$90,349

		Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts	Accrued expenses	$—	$271	$—	$271
Contingent consideration liability associated with acquisitions	Other long-term liabilities	—	—	15,390	15,390
Other long-term liabilities acquired	Accrued expenses	—	—	711	711

Total		$—	$271	$16,101	$16,372

The Company did not have any transfers of assets or liabilities between Level 1 and Level 2 or Level 3 of the fair value measurement hierarchy during 2012.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the ARS investments are determined using an income approach, based upon discounted cash flow models which use unobservable inputs. The significant unobservable inputs used include default risk, credit spread risk, downgrade risk, discount rates, forecasted probabilities of default, auction failure, or repurchase at par, and the financial standing of the issuer. Significant unobservable inputs used in the fair value measurement of acquired indemnification assets include the contractual asset amounts, and the available methods and expected probabilities of collecting the asset amounts. Significant unobservable inputs used in the fair value measurement of acquisition-related contingent consideration liabilities include the estimated probabilities of the contingencies being achieved (which are based on historical performance and expected future performance), discount rates, and the periods of time expected to elapse until settlement. Significant unobservable inputs used in the fair value measurement of other acquisition-related liabilities include the contractual asset amounts, discount rates, and the periods of time expected to elapse until settlement. The fair value of each ARS investment is affected most significantly by changes in the average expected life of the security, but is also impacted by the specific discount rate used to adjust the outcomes to their present values. If the average expected life of the security increases or decreases, the fair value of the security will decrease or increase accordingly, in amounts that will vary, based on the timing of the projected cash flows and the specific discount rate used to calculate the present value of the expected cash flows. The fair value of an acquired indemnification asset is affected most significantly by changes in the fair value of the subject of the indemnification and changes in the expected probabilities of collecting the asset amounts. The fair value of an acquisition-related contingent consideration liability is affected most significantly by changes in the estimated probabilities of the contingencies being achieved. The fair value of other acquisition liabilities is affected most significantly by the specific discount rate used to adjust the outcomes to their present values.

The following table presents a summary of changes in fair value of the Company’s Level 3 assets and liabilities measured on a recurring basis for 2012 and 2011 (in thousands):

	Level 3 Inputs
	Assets	Liabilities
Balance at December 31, 2010	$2,347	$1,650
New Level 3 liability (contingent consideration liability associated with acquisition)	—	15,655
Change in fair value of contingent consideration liability, included in acquisition costs and other related charges	—	598
Change in fair value of contingent consideration liability, included in currency translation adjustments	—	(863)
Increase in fair value of other long-term liability acquired, included in general and administrative expenses	—	92
Payment of other acquired long-term liabilities	—	(800)
Decrease in fair value of acquired indemnification assets, included in acquisition costs and other related charges	(101)	—
Settlement of indemnification asset, net of acquired deferred consideration liability, through clawback of shares of common stock held in escrow	(450)	(231)
Unrealized gain on marketable securities included in accumulated other comprehensive loss	21	—

Balance at December 31, 2011	1,817	16,101
New Level 3 liability (contingent consideration liability associated with acquisition)	—	6,100
Change in fair value of contingent consideration liability, included in acquisition costs and other related charges	—	2,381

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Level 3 Inputs
	Assets	Liabilities
Change in fair value of contingent consideration liability, included in currency translation adjustments	—	587
Increase in fair value of other long-term liability acquired, included in general and administrative expenses	—	61
Payment of contingent consideration liability	—	(4,686)
Payment of other acquired long-term liabilities	—	(400)
Decrease in fair value of acquired indemnification assets, included in acquisition costs and other related charges	(75)	—
Settlement of acquisition-related indemnification asset, through clawback of shares of common stock held in escrow	(300)	—
Unrealized loss on marketable securities included in accumulated other comprehensive loss	(88)	—

Balance at December 31, 2012	$1,354	$20,144

The Company’s non-financial assets, which include goodwill and long-lived assets held and used, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, the Company would evaluate the non-financial assets for impairment. If an impairment was to occur, the asset or liability would be recorded at the estimated fair value.

(6)	Restricted Cash

The Company has deposited $6.1 million and $4.2 million with various banks as collateral for letters of credit and performance bonds and has classified these amounts as “Restricted cash” on its consolidated balance sheets at December 31, 2012 and 2011, respectively. The Company also had $3.4 million recorded as restricted cash as of December 31, 2012 relating to its acquisitions of Second Story and (m)Phasize. Portions are classified as current or non-current assets based on the expiration of the contractual requirements.

(7)	Property and Equipment

The cost and accumulated depreciation of property and equipment at December 31, 2012 and 2011 were as follows (dollars in thousands):

	December 31,
	2012	2011	Estimated Useful Life
Leasehold improvements	$34,636	$35,254	Lesser of estimated useful life or the remaining lease term
Furniture and fixtures	15,992	12,621	5 years
Office equipment	11,483	8,871	5 years
Computer software	55,423	47,355	3 years
Computer hardware	46,902	40,263	3 years
Buildings and improvements (leased)	23,038	—	30 years
Construction in progress	—	13,263	not applicable

Property and equipment, gross	187,474	157,627
Less: accumulated depreciation	(106,813)	(92,750)

Property and equipment, net	$80,661	$64,877

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense was $23.5 million, $19.4 million, and $16.2 million during 2012, 2011 and 2010, respectively. During 2012, the Company disposed of $12.0 million of gross property and equipment with a net book value of $0.8 million and received $0.4 million in cash proceeds. During 2011, the Company disposed of $2.0 million of gross property and equipment with a net book value of $0.1 million and received no cash proceeds. During 2010, the Company disposed of $0.5 million of gross property and equipment with a net book value of $0.1 million and received less than $0.1 million in cash proceeds.

During the fiscal year ended December 31, 2010, the Company entered into two separate lease arrangements whereby it leased two buildings which were constructed by third parties. Under ASC 840-40, because the Company was involved with certain structural aspects of construction, the Company was considered the owner for accounting purposes during the construction period. Accordingly, the Company recorded assets on its consolidated balance sheets for the costs paid by the landlords to construct the facilities, along with corresponding financing liabilities for amounts equal to the landlord-paid construction costs. As of December 31, 2011, the balances of the property assets and the related financing obligations (recorded in “Other long-term liabilities” on the Company’s consolidated balance sheets) were both $13.3 million.

During the three months ended June 30, 2012, construction on both of these buildings was completed, and the Company commenced its occupancy of the buildings. Upon the completion of construction, the Company performed sale-leaseback analyses pursuant to ASC 840-40 to determine if it could remove the assets and liabilities from its consolidated balance sheet. For both buildings, the required criteria which are specified in ASC 840-40 to qualify for sale-leaseback accounting and derecognition of the property assets and related financing liabilities were not met. Therefore, the property assets and related financing obligations remained on the Company’s consolidated balance sheets. As of December 31, 2012, the balances of the property assets and the related financing obligations were $23.0 million and $13.6 million, respectively.

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

The Company bifurcates its lease payments for both buildings into a portion allocated to the buildings, and a portion allocated to the parcels of land on which the buildings have been built. The portions of the lease payments allocated to land are treated for accounting purposes as operating lease payments, and therefore are recorded as rent expense, which is included in “General and administrative expense” in the consolidated statements of operations. The portions of the lease payments allocated to the buildings are bifurcated into a portion allocated to interest expense, and a portion allocated to reducing the financing obligation. At the end of the expected lease terms of 10 years for both buildings, the Company expects to de-recognize the remaining balances of the property assets and the related financing obligations, with no resulting gain or loss expected to be recorded at that time.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Goodwill

The following tables present the changes in goodwill allocated to the Company’s reportable segments during 2012 and 2011 (in thousands):

	Sapient Nitro	Sapient Global Markets	Total
Goodwill as of December 31, 2010	$52,902	$24,963	$77,865
Goodwill acquired during the period	27,207	—	27,207
Contingent consideration recorded during the period	—	4,872	4,872
Exchange rate effect	(1,384)	(589)	(1,973)

Goodwill as of December 31, 2011	78,725	29,246	107,971
Goodwill acquired during the period	17,530	—	17,530
Exchange rate effect	1,384	979	2,363

Goodwill as of December 31, 2012	$97,639	$30,225	$127,864

(9)	Purchased Intangible Assets

The following table summarizes purchased intangible assets as of December 31, 2012 and 2011 (in thousands; the gross carrying amounts of purchased intangible assets denominated in foreign currencies are reflected at the respective balance sheet date exchange rates):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists and customer relationships	$48,330	$(24,216)	$24,114	$42,621	$(16,701)	$25,920
Non-compete agreements	11,813	(7,276)	4,537	10,060	(4,673)	5,387
Intellectual property	5,747	(795)	4,952	4,279	(188)	4,091
Tradename	4,440	(2,993)	1,447	3,573	(2,149)	1,424

Total purchased intangible assets	$70,330	$(35,280)	$35,050	$60,533	$(23,711)	$36,822

Amortization expense related to the purchased intangible assets was $11.1 million, $6.8 million, and $5.4 million during 2012, 2011 and 2010, respectively. The estimated future amortization expense of purchased intangible assets as of December 31, 2012 is as follows (in thousands):

Total
2013	$12,890
2014	8,332
2015	5,459
2016	3,721
2017	2,672
Thereafter	1,976

Total	$35,050

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Restructuring and Other Related Charges

2012 — Restructuring Event

During the fourth quarter of 2012, the Company recorded a restructuring charge of $0.5 million which included cash and other termination benefits for 15 Australian employees whose positions were made redundant. This action was taken in response to customer attrition as well as a continuing re-positioning of the Company’s SapientNitro business in Australia from traditional advertising capabilities to digitally-led capabilities.

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

For the year ended December 31, 2012, the Company recorded net restructuring benefits associated with the 2011 restructuring events totaling $0.1 million, relating to changes in the estimated facility costs to be incurred.

2010 — Restructuring Event

During the three months ended March 31, 2010, the Company consolidated its United Kingdom operations into one office space. As such, the Company exited one leased office space and recorded a restructuring charge of $0.8 million, consisting of contractual rental commitments and related costs, offset by estimated sub-lease income. The term of this lease ended in March 2011. For the year ended December 31, 2012, the Company recorded a net restructuring benefit associated with the 2010 restructuring event of $0.1 million, relating to changes in the estimated costs to be incurred.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents activity during 2012, 2011 and 2010 related to all restructuring events (in thousands):

	Other Prior Restructuring Events	2010 Restructuring Event	2011 Restructuring Events		2012 Restructuring Event
	Facilities	Facilities	Workforce	Facilities	Workforce	Totals
Balance at December 31, 2009	$6,721	$—	$—	$—	$—	$6,721
2010 (benefits) provisions, net	(433)	847	—	—	—	414
Cash utilized	(3,401)	(605)	—	—	—	(4,006)

Balance at December 31, 2010	2,887	242	—	—	—	3,129
2011 (benefits) provisions, net	(80)	(23)	5,687	923	—	6,507
Cash utilized	(2,807)	(159)	(1,075)	(252)	—	(4,293)
Non-cash portion of 2011 provisions	—	—	(4,612)	—	—	(4,612)

Balance at December 31, 2011	—	60	—	671	—	731
2012 (benefits) provisions, net	—	(60)	—	(52)	506	394
Cash utilized	—	—	—	(244)	(506)	(750)

Balance at December 31, 2012	$—	$—	$—	$375	$—	$375

The total remaining accrued restructuring balance of $0.4 million as of December 31, 2012 is expected to be paid in full by March 31, 2016.

(11)	Income Taxes

During the quarter ended September 30, 2012, the Company identified certain prior period errors which affected the interim period ended March 31, 2012, and the interim and annual periods ended December 31, 2011 and 2010, and the interim and annual period ended December 31, 2009. These prior period errors primarily impacted deferred tax assets and income tax expense for the relevant prior periods. The Company has reflected the correction of all identified prior period errors in the periods in which they originated, and as such, has made revisions to its income tax provision and certain tax balances in the three months ended March 31, 2012 and in the years ended December 31, 2011, 2010 and 2009. For additional details, see Note 2(a), Principles of Consolidation and Basis of Presentation.

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Federal, current	$18,843	$1,078	$810
State, current	1,995	2,672	(236)
Foreign, current	9,095	11,707	7,051

Subtotal, current income tax provision	29,933	15,457	7,625

Federal, deferred	12,225	25,109	22,028
State, deferred	3,498	448	(4,934)
Foreign, deferred	(2,206)	(3,271)	(194)

Subtotal, deferred income tax provision	13,517	22,286	16,900

Provision for income taxes	$43,450	$37,743	$24,525

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the effective tax rate to the statutory federal tax rate:

	Year Ended December 31,
	2012	2011	2010
Statutory income tax rate	35.0%	35.0%	35.0%
Permanent items	1.5	3.1	2.5
State income taxes, net of federal benefit	3.2	2.5	(2.2)
Foreign taxes	(4.2)	(6.0)	1.1
Unremitted earnings	—	(3.0)	(3.8)
Valuation allowance	(0.3)	(0.1)	(1.2)
Changes in uncertain tax positions	4.8	3.4	3.4
Other	—	(0.7)	1.7

Effective income tax rate	40.0%	34.2%	36.5%

For 2012, the Company’s effective tax rate varied from the statutory tax rate primarily due to state income taxes, the tax rate differential attributable to income earned by its foreign subsidiaries and the related mix of jurisdictional profits, and changes in uncertain tax positions.

The sources of income before the provision for income taxes for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$76,177	$80,826	$58,891
International	32,514	29,593	8,312

Total income before income taxes	$108,691	$110,419	$67,203

During the year ended December 31, 2009, the Company implemented a plan to realign its international business and legal entities within its worldwide group. The objective of this realignment was to make its legal and operational structure more consistent with its Global Distributed Delivery model and the geographic mix of its clients. To effect this realignment, the Company established operations in Switzerland to provide operational and financial services to the majority of its international subsidiaries. A significant element of the new structure involves the sharing of certain expenses related to the development of intangible property. The geographic breakout of income before income taxes reflects the changes made to global cost allocations and additional intercompany expenses incurred by the Company’s foreign subsidiaries resulting from the realignment. The Company continuously evaluates its operational and legal entity structure on a worldwide basis in order to assess its effectiveness in the context of the Company’s Global Distributed Delivery model. Future changes in the Company’s structure depend on the results and the effectiveness of these assessments.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2012 and 2011, deferred income tax assets and liabilities resulted from differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below (in thousands):

	December 31,
	2012	2011
Deferred income tax assets (liabilities), current:
Deferred revenues	$17	$4,739
Net operating losses	2,649	3,984
Reserves and accruals	9,025	10,511
Deferred compensation	4,100	3,244

Gross deferred income tax assets, current	15,791	22,478
Valuation allowance	(137)	(62)

Net deferred income tax assets, current	$15,654	$22,416

Deferred income tax assets (liabilities), non-current:
Property and equipment	$(6,205)	$(4,525)
Deferred compensation	1,012	1,111
Goodwill and other intangibles	(11,098)	(14,087)
Net operating losses	8,044	11,378
Reserves and accruals	(4,063)	—
Unremitted earnings	(6,154)	(6,098)
Other	409	512

Gross deferred income tax (liabilities) assets, non-current	(18,055)	(11,709)
Valuation allowance	(1,758)	(2,210)

Net deferred income tax (liabilities) assets, non-current	$(19,813)	$(13,919)

Net deferred income tax (liabilities) assets	$(4,159)	$8,497

The above current and non-current reserves and accruals as of December 31, 2012 include deferred income tax liabilities of $2.8 million and $5.7 million, respectively, which relate to certain accounting method changes for U.S. federal and state income tax purposes.

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2012 and 2011, the Company determined that only a portion of its deferred tax assets related to state net operating losses would more likely than not be realized, and therefore recorded valuation allowances against these deferred tax assets of $0.4 million and $0.2 million, respectively. The Company also maintains a valuation allowance against certain foreign deferred tax assets, primarily in Switzerland, in the amounts of $1.5 million and $2.1 million at December 31, 2012 and 2011, respectively. The Company continues to believe that deferred tax assets in its other foreign subsidiaries are more likely than not to be realized and, therefore, no valuation allowance has been recorded against these assets.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$2,272	$5,058	$5,863
Additions	554	584	1,499
Utilization	(763)	(2,799)	—
Releases	(168)	(571)	(2,304)

Balance at end of year	$1,895	$2,272	$5,058

The Company had net operating loss carryforwards of $2.4 million and $3.0 million for U.S. federal tax purposes, and $61.7 million and $83.0 million related to foreign jurisdictions, at December 31, 2012 and 2011, respectively. If not utilized, the federal and state net operating loss carryforwards will expire at various times through 2029, $55.3 million of the foreign net operating loss carryforwards will expire at various times through 2018, and $6.4 million can be carried forward indefinitely. The Company had federal research and development tax credit carryforwards of $4.5 million at December 31, 2011, which were fully utilized during 2012. The Company also had U.S. federal alternative minimum tax credit carryforwards of $3.2 million at December 31, 2011, which were fully utilized during 2012.

The current accounting standard for stock-based compensation prohibits the recognition of windfall tax benefits from stock-based compensation deducted on tax returns until realized through a reduction of income taxes payable. The Company had a deferred tax asset pertaining to net operating loss carryforwards resulting from the exercise of employee stock options prior to January 1, 2006 of $2.8 million at December 31, 2010, which was fully offset by a valuation allowance. As a result of the utilization of these net operating loss carryforwards in 2011, the tax benefit was recorded as an increase to additional paid-in capital during 2011. Included in the Company’s federal net operating loss and tax credit carryforwards as of December 31, 2011 were total unrecognized tax benefits related to stock-based compensation from January 1, 2006 onwards of $7.7 million, which were credited to additional paid-in capital when they reduced income taxes payable during the year ended December 31, 2012. Therefore, these amounts were not included in the Company’s gross or net deferred tax assets at December 31, 2011.

The Company reinvests unremitted earnings of certain foreign operations indefinitely and, accordingly, does not provide for income taxes that could result from the remittance of such earnings. At December 31, 2012 and 2011, $37.9 million and $38.1 million of unremitted earnings were not reinvested indefinitely and the Company recorded a long-term deferred tax liability of $6.2 million and $6.1 million, respectively. At December 31, 2012 and 2011, earnings of foreign operations that could result in incremental taxes, if remitted, for which no deferred tax liability is recorded, amounted to $143.8 million and $140.3 million, respectively. Determination of the potential deferred tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when such remittance occurs.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company had gross unrecognized tax benefits including interest and penalties of $20.8 million and $15.2 million at December 31, 2012 and 2011, respectively. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2012 and 2011, accrued interest and penalties were $1.5 million and $1.4 million, respectively.

A tabular roll forward of the Company’s gross unrecognized tax benefits, excluding interest and penalties, is presented below (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$13,840	$10,864	$7,332
Additions based on current year tax positions	6,682	2,085	3,168
Additions based on tax positions of prior years	435	2,066	1,454
Reductions for tax positions of prior years	(1,710)	(1,175)	(1,090)
Settlements	—	—	—

Balance at end of year	$19,247	$13,840	$10,864

The Company conducts business globally and, as a result, its subsidiaries file income tax returns in U.S. federal and state jurisdictions and various foreign jurisdictions. In the normal course of business the Company may be subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Germany, India, Switzerland, the United Kingdom and the United States. The Company is currently under examination in India for the fiscal years ended March 31, 2008, 2009, and 2010. The Company’s U.S. federal tax filings are open for examination for tax years 2009 through the present. The statutes of limitations in the Company’s other tax jurisdictions remain open for various periods between 2005 and the present. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in a future period.

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

The Company enjoys the benefits of income tax holidays in certain jurisdictions in which it operates. The tax holiday for its business in Gurgaon, India, expired on March 31, 2009, while the enabling legislation for the tax holidays for its business located in Bangalore and Noida, India, expired on March 31, 2011. In 2009, the Company established a new India unit in a Special Economic Zone (“SEZ”) which is entitled to a five year, 100% tax holiday. Immediately following the expiration of the 100% tax holiday, the SEZ unit is entitled to a five year, 50% tax holiday. In 2011, the Company established three new India business units in SEZs, which are eligible for similar tax benefits. These benefits resulted in decreases in the Company’s income tax provision of $1.9 million, $2.8 million, and $3.3 million for 2012, 2011 and 2010, respectively. Excluding these benefits, diluted earnings per share would have been $0.45, $0.49, and $0.28 for 2012, 2011 and 2010, respectively.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12) Commitments and Contingencies

Lease Commitments

The Company maintains its executive offices in Boston, Massachusetts and operating offices in several locations throughout the United States and abroad. Future minimum rental commitments under non-cancelable operating and build-to-suit leases with initial or remaining terms in excess of one year at December 31, 2012 were as follows (in thousands):

	Operating Leases	Build-To-Suit Leases Financing Obligations
2013	$20,940	$2,402
2014	18,651	2,447
2015	15,497	2,817
2016	15,691	2,817
2017	14,882	2,868
Thereafter	46,700	13,475

Total	$132,361	26,826

Less amount representing interest		(23,796)

		3,030
Property reverting to landlord		10,544

Present value of obligation		$13,574

Rent expense for the years ended December 31, 2012, 2011 and 2010 was $24.1 million, $23.4 million, and $19.7 million, respectively. The Company’s capital lease obligations as of December 31, 2012 were not material.

Guarantees and Indemnification Obligations

As permitted under Delaware law, the Company’s Second Amended and Restated Certificate of Incorporation provides that the Company will indemnify its officers and directors for certain claims asserted against them in connection with their service as an officer or director of the Company. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. However, the Company has purchased certain directors’ and officers’ insurance policies that reduce its monetary exposure and that may enable it to recover a portion of any future amounts paid. As a result of the Company’s insurance coverage, the Company believes the estimated fair value of these indemnification arrangements is minimal.

The Company frequently has agreed to indemnification provisions in professional services agreements with its clients and in its real estate leases in the ordinary course of its business. Pursuant to these provisions, the Company indemnifies the party for certain losses suffered or incurred. With respect to the Company’s professional services agreements, these indemnification provisions typically apply to any third party claim asserted against its client for infringement of intellectual property rights, but may also include third party claims asserted against its client relating to personal injury or property damage, violations of law or certain breaches of the Company’s contractual obligations. With respect to lease agreements, these indemnification provisions typically apply to third party claims asserted against the landlord relating to personal injury and property damage caused by the Company, violations of law or to certain breaches of the Company’s contractual obligations. In each case, the term of these indemnification provisions generally survives the termination of the agreement, although the provision has the most relevance during the contract term and for a short period of time thereafter.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company frequently warrants that the technology solutions it develops for its clients will operate in accordance with the project specifications without defects for a specified warranty period, subject to certain limitations that the Company believes are standard in the industry. In the event that defects are discovered during the warranty period, and none of the limitations apply, the Company is obligated to remedy the defects until the solution that the Company provided operates within the project specifications. The Company is not typically obligated by contract to provide its clients with any refunds of the fees they have paid, although a small number of its contracts provide for the payment of liquidated damages upon default. The Company has purchased insurance policies covering professional errors and omissions, property damage and general liability that reduce its monetary exposure for warranty-related claims and enable it to recover a portion of any future amounts paid. The Company typically provides in its contracts for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project. The Company has never paid any material amounts with respect to the warranties for its solutions, although the Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties. Deferred revenues on contracts related to warranties were immaterial as of December 31, 2012 and 2011.

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

The Company accrues loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. As of December 31, 2012, the Company has recorded an accrual of $1.3 million related to all probable litigation losses where a reasonable estimate of the loss could be made.

The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible but not probable. The Company currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between $0 and $0.8 million. Although the Company intends to defend these matters vigorously, the ultimate outcome of these matters is uncertain. However, the Company does not expect the potential losses, if any, to have a material adverse impact on its operating results.

(13)	Credit Facilities

In July 2012, Sapient International GmbH, a Switzerland subsidiary of the Company (the “Borrower”), entered into an uncommitted, multi-currency revolving credit facility (the “Facility”) with a bank. The Facility permits the Borrower to request advances for general working capital purposes, in U.S. dollars, British pounds sterling and euros, not to exceed an equivalent of $20 million U.S. dollars in the aggregate. For each advance, the

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borrower requests a term of one, two, three or six months, or such other period to which the Borrower and the bank may agree. Each advance is due for repayment on the last day of the agreed-upon term, or upon demand by the bank or termination of the Facility. Each advance bears interest at an annualized rate equal to the London Interbank Offered Rate (“LIBOR”) benchmark rate in effect on the advance date and applicable to the relevant term, plus 2.25%. Interest is payable every three months, or at the end of the relevant advance term, if such term is less than three months. The Facility does not have a contractual term, but the bank may terminate the Facility at any time. The Facility does not include any financial covenants. Any obligations incurred by the Borrower under the Facility are guaranteed at all times by Sapient Corporation. As of February 28, 2013, the Borrower had not drawn any advances under the Facility.

In May 2010, Sapient Consulting Pvt. Limited (an Indian subsidiary of the Company) entered into a $10 million uncommitted revolving credit facility. This credit facility was scheduled to mature in May 2011, and was renewed during the quarter ended June 30, 2011. Under the renewal agreement, the Company had a 175 million Indian rupee (approximately $3.9 million) uncommitted revolving credit facility through August 2011. The borrowing limit was reduced to 50 million Indian rupees (approximately $1.0 million) in September 2011. This credit facility, which expired in December 2011, was used to finance working capital requirements, capital expenditures or any other purpose which may be permissible under local regulations. As of December 31, 2012 and 2011, the Company had no loans outstanding under this facility.

(14)	Stock Plans

Project personnel expenses, selling and marketing expenses, and general and administrative expenses appearing in the consolidated statements of operations for 2012, 2011, and 2010 include the following stock-based compensation amounts (in thousands):

	Year Ended December 31,
	2012	2011	2010
Project personnel expenses	$15,695	$13,045	$10,389
Selling and marketing expenses	1,099	1,088	1,108
General and administrative expenses	7,001	5,123	6,659

Total stock-based compensation expense	$23,795	$19,256	$18,156

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the second quarter of 2010, the Company granted RSUs with service and performance conditions to its Chief Executive Officer (“CEO”). The performance conditions for the three year period ended December 31, 2012 were partially achieved and as a result, the recipient became eligible to vest in a total of 34,306 units (of a maximum of 100,000), provided the service condition requiring continuous employment through March 1, 2013 is fulfilled. The CEO also is eligible to vest in an additional 50,000 units (of a maximum of 50,000) on March 1, 2013 based on the achievement of strategic objectives, with achievement having been determined by the Company’s Board of Directors.

During the second quarter of 2011, the Company granted an aggregate of 294,000 RSUs with service and performance conditions to six members of its leadership team. Up to 294,000 units will vest on April 1, 2014 if the performance conditions are met for the years ended December 31, 2011 and 2012, and for the year ending December 31, 2013 (98,000 units for each year). Any units which become eligible for vesting as a result of fulfillment of the performance conditions will vest only if the recipient remains continuously employed with the Company through the award vesting period. The performance conditions for the years ended December 31, 2012 and 2011 were partially achieved and as a result, the recipients became eligible to vest in a total of 69,848 and 87,268 units, respectively, provided they fulfill the service condition.

Expense for these performance-based awards is estimated and adjusted on a quarterly basis, based on assessments of the probability that the performance conditions will be met.

(a)    1996 Equity Stock Incentive Plan

The Company’s 1996 Equity Stock Incentive Plan (the “1996 Plan”) authorizes the Company to grant options to purchase common stock, and certain other equity-related awards such as restricted common stock and restricted stock units, to employees and Directors of, and consultants to, the Company. A total of 19,200,000 shares of common stock were available for issuance under the 1996 Plan. The 1996 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration dates of options granted. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the common stock. The exercise price of options qualifying as incentive stock options may not be less than the fair market value of the common stock on the grant date. Stock options granted under the 1996 Plan are nontransferable, generally become exercisable over a four-year period and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee’s employment or other relationship with the Company). No award was made under the 1996 Plan after February 13, 2006 and the 1996 Plan expired on December 31, 2008. As of December 31, 2012, there were 527,837 options to purchase shares of common stock outstanding under the 1996 Plan.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)    1998 Stock Incentive Plan

The Company’s 1998 Stock Incentive Plan (the “1998 Plan”) authorizes the Company to grant options to purchase common stock, to make awards of restricted common stock, and to issue certain other equity-related awards to employees and Directors of the Company. A total of 18,000,000 shares of common stock were available for issuance under the 1998 Plan. The 1998 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration date. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the common stock. The exercise price of options qualifying as Incentive Stock Options may not be less than the fair market value of the common stock on the grant date. As of June 8, 2011, 3,075,979 shares of common stock were available for grant under the 1998 Plan. Subsequent to the approval of the 2011 Incentive Plan on June 8, 2011, the available shares were transferred to the 2011 Incentive Plan. The 1998 Plan has since expired, and no further awards will be issued under the 1998 Plan. Refer to subsection (e) below for discussion of the 2011 Incentive Plan.

(c)    2001 Stock Option Plan

The Company’s 2001 Stock Option Plan (the “2001 Plan”) authorizes the Company to grant options to purchase common stock to employees and Directors of the Company. A total of 12,000,000 shares of common stock were available for issuance under the 2001 Plan. The 2001 Plan is administered by the Board of Directors, or a subcommittee thereof, which selects the persons to whom stock options are granted and determines the number of shares, the exercise prices, the vesting terms and the expiration date. Under the terms of the 2001 Plan, no stock options, including non-qualified options, may be granted at exercise prices which are below the grant date fair market value of the common stock. Stock options granted under the 2001 Plan are nontransferable, generally become exercisable over a four-year period and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee’s employment or other relationship with the Company). As of December 31, 2012 there were no shares available for grant under the 2001 Plan. No award was made under the 2001 Plan after March 14, 2011, the date the 2001 Plan expired. As of December 31, 2012, there were 717,274 options to purchase shares of common stock outstanding under the 2001 Plan.

(d)    2005 Employee Stock Purchase Plan

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

The Company suspended offerings under the 2005 Purchase Plan in December 2007.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)    2011 Incentive Plan

On June 8, 2011, the Company’s stockholders approved the Sapient Corporation 2011 Incentive Plan (the “2011 Plan”). The 2011 Plan authorizes the Company to grant options to purchase common stock, to make awards of restricted common stock, and to issue certain other equity-related awards to employees, Directors and certain key persons (including consultants and advisors) of the Company. A total of 13,679,147 shares may be issued under the 2011 Plan, consisting of 10,000,000 new shares of common stock, 3,075,979 shares of common stock that were available for issuance under the 1998 Plan immediately prior to the time that the 2011 Plan was adopted, and 603,168 shares that were outstanding under the 1998 Plan but then were cancelled due to forfeiture between July 1, 2011 and December 31, 2012. The 2011 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom restricted common stock and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration date. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the common stock. The exercise price of options qualifying as incentive stock options may not be less than the fair market value of the common stock on the grant date. As of December 31, 2012, 10,077,565 shares were available for grant under the 2011 Plan.

The following table presents activity relating to stock options under all of the Company’s stock option plans during the year ended December 31, 2012 (in thousands, except prices):

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2011	1,687	$4.73
Options exercised	(431)	$3.02
Options forfeited/cancelled	(11)	$2.37

Outstanding as of December 31, 2012	1,245	$5.35

Outstanding, vested and exercisable as of December 31, 2012	1,245	$5.35

Aggregate intrinsic value of outstanding, vested and exercisable	$6,483

The aggregate intrinsic value of stock options exercised in 2012, 2011, and 2010, was $3.6 million, $8.1 million, and $7.4 million, respectively, determined as of the date of exercise. At December 31, 2012, the weighted average remaining contractual term for stock options outstanding, vested and exercisable was 1.2 years.

As of December 31, 2012, there was no remaining unrecognized compensation expense related to non-vested stock options.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents activity relating to RSUs during the year ended December 31, 2012 (in thousands, except prices):

	Number of Shares Underlying Restricted Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2011	5,863	$5.82
Restricted units granted	3,557	$12.04
Restricted units vested	(2,164)	$11.35
Restricted units forfeited/cancelled	(387)	$10.58

Unvested as of December 31, 2012	6,869	$7.03

Expected to vest as of December 31, 2012	6,376	$7.03

The weighted average grant date fair value of RSUs granted in 2012, 2011, and 2010, was $12.04, $11.85, and $9.51, respectively. The aggregate intrinsic value of RSUs vested in 2012, 2011, and 2010 was $24.7 million, $28.4 million, and $28.0 million, respectively. The aggregate intrinsic value of non-vested RSUs, net of forfeitures, as of December 31, 2012 was $72.5 million. As of December 31, 2012, there remained $53.1 million of unrecognized compensation expense, net of estimated forfeitures, related to non-vested RSUs and restricted stock that is contingent on employment, which is expected to be recognized as expense over a weighted average period of approximately 2.4 years.

(15)	Retirement Plans

The Company established a 401(k) retirement savings plan for U.S. employees in June 1994. Under the provisions of the plan, the Company matches 25 percent of an employee’s contribution, up to a maximum of $1,250 per employee per year. Total Company contributions were $1.7 million in 2012, $1.6 million in 2011, and $1.3 million in 2010.

(16)	Stockholders’ Equity

(a)    Preferred Stock

The Company’s Second Amended and Restated Certificate of Incorporation authorizes the Board of Directors to issue up to 5,000,000 shares, $0.01 par value, of preferred stock with terms to be established by the Board at the time of issuance. To date, the Company has not issued any shares of preferred stock.

(b)    Restricted Common Stock

On November 1, 2012, the Company issued 235,490 shares of restricted common stock to certain Second Story senior executives as part of the acquisition of Second Story. The Company valued these shares based on the 90-day trailing average closing price of the Company’s common stock on the acquisition date, less a reduction in fair value to reflect the impact of the selling restrictions. The restrictions will lapse at various dates through October 1, 2016.

On July 1, 2009, the Company issued 3.3 million shares of restricted common stock to certain Nitro senior executives and key employees as part of the acquisition of Nitro. A portion of these shares was tied to continued employment. The restricted shares tied to employment will vest over a period of four years from the acquisition date. The Company valued these shares based on the Company’s stock price on the acquisition date. The stock-

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based compensation charges for 2011 and 2010 related to these restricted shares were $0.1 million and $1.6 million, respectively. During the first quarter of 2011, the positions of two former Nitro executives were made redundant, and as a result the Company recorded a non-cash restructuring charge of $4.6 million related to the acceleration of the remaining unrecognized compensation expense for these restricted shares.

(c)    Treasury Stock

The Company uses the cost method to account for its treasury stock transactions. Shares of treasury stock are issued in connection with the Company’s stock option plans, restricted stock plans, employee stock purchase plan, and acquisitions using the average cost basis method. On May 9, 2012, the Board of Directors authorized a stock repurchase program of up to $100 million of the Company’s common stock over the next two years. Under the program, management of the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, the repurchases may be commenced or suspended at any time or from time to time, without prior notice. During the year ended December 31, 2012, the Company settled repurchases of 4,230,039 shares of its common stock at an average price of $10.54 per share for an aggregate purchase price of $44.6 million, including transaction costs. As of December 31, 2012, $55.4 million remained available for repurchase under this program. During 2011 and 2010, the Company did not repurchase any shares of its common stock.

(d)    Net Income Per Share

The following table presents the computation of basic and diluted net income per share for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Net income	$65,241	$72,676	$42,678
Basic net income per share:
Weighted average common shares outstanding	138,188	137,788	132,060

Basic net income per share	$0.47	$0.53	$0.32

Diluted net income per share:
Weighted average common shares outstanding	138,188	137,788	132,060
Weighted average dilutive common share equivalents	3,921	4,208	6,669

Weighted average common shares and dilutive common share equivalents	142,109	141,996	138,729

Diluted net income per share	$0.46	$0.51	$0.31

Anti-dilutive options and share-based awards not included in the calculation	20	56	1

Weighted average dilutive common share equivalents include the dilutive impact of deferred stock consideration and restricted stock associated with the acquisitions of (m)Phasize, Second Story, DAD, Nitro and DCG. These shares are reflected in weighted average dilutive common share equivalents as they were contingent shares during the relevant periods presented.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)    Accumulated Other Comprehensive Loss

The following table presents the components of accumulated other comprehensive loss (in thousands):

	December 31,
	2012	2011
Cumulative foreign currency translation adjustments	$(25,943)	$(31,933)
Net unrealized (loss) gain on available-for-sale securities	(73)	(88)

Accumulated other comprehensive loss	$(26,016)	$(32,021)

(17)	Segment Reporting

The Company has discrete financial data by operating segments available based on its method of internal reporting, which disaggregates its operations. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance.

The Company typically does not allocate certain marketing and general and administrative expenses, including costs associated with its restructuring events (as described in Note 10, Restructuring and Other Related Charges), to its operating segments because these activities and costs generally impact areas that support the operating segments and, therefore, are managed separately. Management does not allocate amortization of purchased intangible assets, stock-based compensation expense, acquisition costs and other related charges, or interest and other income to the segments for the review of results by the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM, and therefore, the Company has not disclosed asset information for the operating segments.

The following tables present the service revenues and income before income taxes attributable to the Company’s reportable segments for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Service Revenues:
SapientNitro	$771,883	$685,719	$514,727
Sapient Global Markets	298,108	282,981	260,359
Sapient Government Services	51,019	52,383	48,425

Total service revenues	$1,121,010	$1,021,083	$823,511

	Year Ended December 31,
	2012	2011	2010
Income Before Income Taxes:
SapientNitro	$245,660	$226,067	$150,429
Sapient Global Markets	91,671	87,131	84,974
Sapient Government Services	14,091	13,745	13,749

Total reportable segments operating income(1)	351,422	326,943	249,152
Less: reconciling items(2)	(242,731)	(216,524)	(181,949)

Total income before income taxes	$108,691	$110,419	$67,203

(1)	Segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Centrally managed functions	$207,720	$191,929	$161,826
Restructuring and other related charges	394	6,507	414
Amortization of purchased intangible assets	11,052	6,813	5,448
Acquisition costs and other related charges	4,354	1,861	111
Stock-based compensation expense	23,795	19,256	18,156
Interest and other income, net	(4,584)	(6,342)	(3,705)
Unallocated benefits(a)	—	(3,500)	(301)

Total reconciling items	$242,731	$216,524	$181,949

(a)	Reflects stock option restatement-related benefits.

Geographic Data

The following tables present data for the geographic regions in which the Company operates (in thousands):

	Year Ended December 31,
	2012	2011	2010
Service revenues(1):
United States	$690,581	$625,025	$483,908
International	430,429	396,058	339,603

Total service revenues	$1,121,010	$1,021,083	$823,511

	December 31,
	2012	2011
Long-lived tangible assets(2):
United States	$31,557	$26,445
United Kingdom	4,960	6,259
India	37,978	28,010
Rest of International	6,166	4,163

Total long-lived tangible assets(3)	$80,661	$64,877

(1)	Allocation of service revenues to individual countries is based on the location of the Sapient legal entity that contracts with the customer.

(2)	Allocation of long-lived tangible assets to individual countries is based on the location of the Sapient legal entity that has title to the assets.

(3)	Reflects net book value of the Company’s property and equipment.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Prepaid Expenses and Other Current Assets, Accrued Expenses and Other Long-Term Liabilities

The following table presents the components of selected balance sheet items as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Prepaid expenses and other current assets:
Prepaid taxes	$10,969	$2,780
Prepaid rent	2,431	1,376
Prepaid media	1,986	2,639
Prepaid insurance	1,186	892
Prepaid other	19,739	15,047

Total prepaid expenses and other current assets	$36,311	$22,734

Accrued expenses:
Accrued accounts payable	$25,783	$21,198
Acquisition-related liabilities	4,409	429
VAT tax payable	2,856	4,198
Accrued media	514	1,234
Other accrued expenses	15,143	19,725

Total accrued expenses	$48,705	$46,784

Other long-term liabilities:
Unrecognized tax benefits	$18,107	$13,560
Contingent consideration liabilities associated with acquisitions	17,514	7,238
Financing obligation for construction asset	13,574	13,262
Deferred rent	12,713	10,243
Tenant inducements	5,199	3,148
Other long-term liabilities	614	791

Total other long-term liabilities	$67,721	$48,242

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Quarterly Financial Results (Unaudited)

The following tables present certain unaudited quarterly results of operations of the Company for 2012 and 2011. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
	(In thousands, except per share amounts)
	(Unaudited)
Revenues:
Service revenues	$260,379	$278,989	$288,467	$293,175
Reimbursable expenses	8,783	10,106	10,801	10,848

Total gross revenues	269,162	289,095	299,268	304,023

Operating expenses:
Project personnel expenses	183,371	192,214	194,175	195,083
Reimbursable expenses	8,783	10,106	10,801	10,848

Total project personnel expenses and reimbursable expenses	192,154	202,320	204,976	205,931
Selling and marketing expenses	10,695	11,230	11,221	11,515
General and administrative expenses	46,526	48,041	46,450	50,582
Restructuring and other related (benefits) charges	(76)	(14)	(19)	503
Amortization of purchased intangible assets	2,622	2,745	2,744	2,941
Acquisition costs and other related charges	1,125	468	1,121	1,640

Total operating expenses	253,046	264,790	266,493	273,112

Income from operations	16,116	24,305	32,775	30,911
Interest and other income, net	1,822	1,079	812	871

Income before income taxes	17,938	25,384	33,587	31,782
Provision for income taxes	8,454	10,704	12,100	12,192

Net income	$9,484	$14,680	$21,487	$19,590

Basic net income per share	$0.07	$0.11	$0.16	$0.14

Diluted net income per share	$0.07	$0.10	$0.15	$0.14

Weighted average common shares	139,458	139,310	136,883	137,128
Weighted average dilutive common share equivalents	4,458	4,202	3,275	3,749

Weighted average common shares and dilutive common share equivalents	143,916	143,512	140,158	140,877

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
	(In thousands, except per share amounts)
		(Unaudited)
Revenues:
Service revenues	$241,340	$254,616	$262,730	$262,397
Reimbursable expenses	8,554	10,842	11,152	10,816

Total gross revenues	249,894	265,458	273,882	273,213

Operating expenses:
Project personnel expenses	166,896	177,589	175,789	170,767
Reimbursable expenses	8,554	10,842	11,152	10,816

Total project personnel expenses and reimbursable expenses	175,450	188,431	186,941	181,583
Selling and marketing expenses	10,156	10,316	8,632	9,921
General and administrative expenses	39,169	43,068	44,429	45,093
Restructuring and other related charges (benefits)	5,642	(56)	1,191	(270)
Amortization of purchased intangible assets	1,273	1,288	1,725	2,527
Acquisition costs and other related charges	—	223	1,082	556

Total operating expenses	231,690	243,270	244,000	239,410

Income from operations	18,204	22,188	29,882	33,803
Interest and other income, net	1,459	1,256	2,037	1,590

Income before income taxes	19,663	23,444	31,919	35,393
Provision for income taxes	7,949	9,219	12,168	8,407

Net income	$11,714	$14,225	$19,751	$26,986

Basic net income per share	$0.09	$0.10	$0.14	$0.19

Diluted net income per share	$0.08	$0.10	$0.14	$0.19

Weighted average common shares	136,293	137,608	138,679	139,126
Weighted average dilutive common share equivalents	4,272	4,464	3,929	4,170

Weighted average common shares and dilutive common share equivalents	140,565	142,072	142,608	143,296

The quarterly financial results presented in the tables above reflect the impacts of the revisions of all quarterly periods in the year ended December 31, 2011, and the quarterly period ended March 31, 2012, as described in detail in Note 2(a), Principles of Consolidation and Basis of Presentation.

(20)	Subsequent Events

On January 15, 2013, the Company acquired 81% of the outstanding securities of iThink Comunicação e Publicidade Ltda, (“iThink”), an independent digital agency based in Sao Paulo, Brazil. The Company acquired iThink in order to expand its combination of brand, digital and commerce service offerings to global clients in Latin America. This transaction will be accounted for as a business combination using the acquisition method. The Company made an initial cash payment of $5.2 million upon closing, and under the terms of the purchase agreement, the former owners of iThink will be eligible to receive additional cash consideration of up to

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$11.7 million, contingent on the fulfillment of certain financial conditions during the three years ending December 31, 2015. Due to the timing of this acquisition, certain disclosures, including the preliminary allocation of the purchase price, have been omitted from this Annual Report on Form 10-K because the initial accounting for the business combination was incomplete as of the filing date.

In January 2013, $4.8 million in cash was released from escrow to the former shareholders of DAD as the result of the achievement of one of the financial conditions included in the agreement pursuant to which the Company acquired DAD in September 2011.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2012 were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;

•

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of management, including the CEO and CFO, an evaluation was performed, as of December 31, 2012, of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 53 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Although we identified certain prior period errors that required us to revise prior period financial statements in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, there were no changes in the design of our internal control over financial reporting during the three months and the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuously evaluating the quality of our internal control over financial reporting, and in particular the income taxes area, and have made important improvements in our internal control processes over time, including but not limited to the hiring of additional competent personnel, resulting in a corresponding increase in the quality and execution of our internal controls. The identification of those prior period errors was, in fact, the result of the continuous improvements made in the controls over our tax accounting function.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2012, and is incorporated into this Annual Report on Form 10-K by reference.

Item 11.    Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2012, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2012, and is incorporated into this Annual Report on Form 10-K by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes, as of December 31, 2012, the number of securities issued under our equity compensation plans and the number of awards available for future issuance under these plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)(2)
Equity compensation plans approved by stockholders	8,236,377	$6.77	11,851,165
Equity compensation plans not approved by stockholders	—	$—	—

Total	8,236,377	$6.77	11,851,165

(1)	10,077,565 of the shares listed in column (c) may be issued in the form of stock-based and other incentive awards, pursuant to the terms of our 2011 Incentive Plan, as amended. No shares of restricted stock are currently available for issuance under our other equity compensation plans.

(2)	Column (c) includes 1,773,600 shares that are available for issuance under our 2005 Employee Stock Purchase Plan as of December 31, 2012, should the Company decide to conduct additional offerings under the 2005 Employee Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2012, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this Item is set forth in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2012, and is incorporated into this Annual Report on Form 10-K by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

15(a)(1) Financial Statements

The Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are listed and indexed on page 52. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

15(a)(2) Consolidated Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts and Reserves is included on page 114 of this Annual Report on Form 10-K.

15(a)(3) Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index on page 115 of this Annual Report on Form 10-K. The Company has identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAPIENT CORPORATION

By:	/S/ ALAN J. HERRICK
Alan J. Herrick Co-Chairman of the Board of Directors, President and Chief Executive Officer

Dated: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/S/ ALAN J. HERRICK Alan J. Herrick	Co-Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2013

/S/ JOSEPH S. TIBBETTS, JR. Joseph S. Tibbetts, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2013

/S/ KARL A. STUBELIS Karl A. Stubelis	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2013

/S/ JAMES M. BENSON James M. Benson	Director	February 28, 2013

/S/ HERMANN BUERGER Hermann Buerger	Director	February 28, 2013

/S/ JERRY A. GREENBERG Jerry A. Greenberg	Co-Chairman of the Board of Directors	February 28, 2013

/S/ J. STUART MOORE J. Stuart Moore	Director	February 28, 2013

/S/ ROBERT L. ROSEN Robert L. Rosen	Director	February 28, 2013

/S/ ASHOK SHAH Ashok Shah	Director	February 28, 2013

/S/ VIJAY SINGAL Vijay Singal	Director	February 28, 2013

SAPIENT CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2012, 2011 and 2010

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charge (Benefit) to Expense	Recoveries	Write-Offs	Balance at End of Year
	(in thousands)
Year ended December 31, 2010	$610	$75	$(302)	$(292)	$91
Year ended December 31, 2011	$91	$36	$(33)	$(8)	$86
Year ended December 31, 2012	$86	$—	$—	$(86)	$—

EXHIBIT INDEX

Exhibit Number		Description

2.1	—	Agreement dated as of August 6, 2008, among Sapient Limited, Sapient Corporation and the persons listed on Schedule I thereto(1)

3.1	—	Second Amended and Restated Certificate of Incorporation(2)

3.2	—	Amended and Restated Bylaws(3)

4.1	—	Specimen Certificate for Shares of Common Stock, $.01 par value, of the Company(4)

10.1†	—	1996 Equity Stock Incentive Plan(4)

10.2†	—	1998 Stock Incentive Plan(5)

10.3†	—	Amendment to 1998 Stock Incentive Plan(6)

10.4†	—	2001 Stock Option Plan(7)

10.5†*	—	Global Performance Bonus Plan

10.6†	—	Joseph S. Tibbetts, Jr. Restricted Stock Units Agreement(8)

10.7†	—	J. Stuart Moore Separation Agreement(9)

10.8†	—	Joseph S. Tibbetts, Jr. Offer Letter(9)

10.9†*	—	First Amendment to Joseph S. Tibbetts, Jr. Offer Letter

10.10†*	—	Second Amendment to Joseph S. Tibbetts, Jr. Offer Letter

10.11†	—	Alan M. Wexler Severance Agreement(9)

10.12†*	—	Clarifying Letter to Alan M. Wexler Severance Agreement

10.13†	—	Alan J. Herrick Employment Agreement(6)

10.14†	—	Amendment to Alan J. Herrick Employment Agreement(11)

10.15†	—	Second Amended and Restated Consulting Agreement with Jerry A. Greenberg(10)

10.16†	—	Change in Control Severance Agreement — Alan J. Herrick(12)

10.17†	—	Change in Control Severance Agreement — Joseph S. Tibbetts, Jr.(12)

10.18†	—	Change in Control Severance Agreement — Alan Wexler(12)

10.19†	—	Change in Control Severance Agreement — Harry B. Register III(12)

10.20†	—	Change in Control Severance Agreement — Preston B. Bradford(12)

10.21†	—	Change in Control Severance Agreement — Dr. Christian Oversohl(12)

10.22†	—	Alan J. Herrick Restricted Stock Units Agreement(13)

10.23†	—	Amendment to 1998 Stock Incentive Plan(13)

10.24†	—	Form of Restricted Stock Units Agreement for Initial Grant to re-elected Board members(13)

10.25†	—	Form of Restricted Stock Units Agreement for Initial Grant to newly appointed Board members(13)

10.26†	—	Employment Agreement between Sapient GmbH and Dr. Christian Oversohl(14)

Exhibit Number		Description

10.27†	—	Form of Global Restricted Stock Unit Agreement(15)

10.28†	—	2011 Incentive Plan(16)

10.29†	—	Employment Agreement between Sapient Consulting (Singapore) Private Limited and Dr. Christian Oversohl(17)

10.30†	—	Supplemental Agreement to Employment Agreement between Sapient GmbH and Dr. Christian Oversohl(17)

21.1*	—	List of Subsidiaries

23.1*	—	Consent of PricewaterhouseCoopers LLP

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase

*	Exhibits filed herewith.

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Form 8-K filed August 7, 2008 (File No. 000-28074).

(2)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended September 30, 2004 (File No. 000-28074).

(3)	Incorporated herein by reference to the Company’s Form 8-K filed October 29, 2012 (File No. 000-28074).

(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-12671).

(5)	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-28074).

(6)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended September 30, 2007 (File No. 000-28074).

(7)	Incorporated herein by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders (File No. 000-28074).

(8)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended June 30, 2007 (File No. 000-28074).

(9)	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-28074).

(10)	Incorporated herein by reference to the Company’s Form 8-K filed November 12, 2009 (File No. 000-28074).

(11)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 000-28074).

(12)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended March 31, 2010 (File No. 000-28074).

(13)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended June 30, 2010 (File No. 000-28074).

(14)	Incorporated herein by reference to the Company’s Form 8-K filed September 2, 2010 (File No. 000-28074).

(15)	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2011 (File No. 000-28074).

(16)	Incorporated herein by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders (File No. 000-28074).

(17)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended September 30, 2012 (File No. 000-28074).