Form 10-Q
period 2013-03-31
SAPIENT CORP
filed 2013-05-15
CIK 1008817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2013
Common Stock, $0.01 par value per share	139,652,555 shares

SAPIENT CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included in this Quarterly Report on Form 10-Q, including those related to our cash and liquidity resources, our cash outlays, our capital expenditures relating to restructuring and timing for balance payoff, future dividend payments, investing activities, and repurchases of our common stock, the nature of our unbilled revenues, our tax rate, our tax estimates and deferred tax assets, the outcome of tax audits and the expiration of tax statutes of limitations, our intercompany transactions, the effects of restructuring certain subsidiaries, our accrual of contingent liabilities, the impact of acquisitions and acquisition costs and related contingent consideration liabilities, our compensation expense, the ability of our insurance to cover our indemnification arrangements and our fair value estimates of such arrangements, the effects of changes in interest rates and currency exchange rate fluctuations, the impact of new accounting pronouncements, our use of cash, the temporary nature of certain impairments, our assumptions underlying certain impairment reviews, our revenue recognition, anticipated revenue from our services, including traditional IT consulting services, anticipated client contractual demands, our ability to meet working capital and capital expenditure requirements, investing activities, stock repurchases and expected cash outlays, the outcome of litigation and the impact of any losses as a result, our accruals for litigation and other loss contingencies, our Global Distributed Delivery model results, benefits of our relationships and strategic alliances, the alignment of our sales professionals, our employee relationships, our competition and our principal competitive factors, our ability to estimate required resources for client arrangements, our technology platforms, our reinvestment of unremitted earnings and our plans regarding whether or not to repatriate overseas funds, our expectations regarding fixed-price contracts and lease extensions, and our plans regarding auction rate securities and other available-for-sale securities, as well as any statement other than statements of historical facts are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part II, Item 1A, Risk Factors, and elsewhere in this Quarterly Report on Form 10-Q. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Quarterly Report on Form 10-Q was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated and Condensed Financial Statements

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2013	2012
	(In thousands, except
	per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$214,050	$234,038
Marketable securities, current portion	6,460	6,321
Restricted cash, current portion	465	9,026
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2013 and December 31, 2012	158,354	168,951
Unbilled revenues	89,963	71,842
Deferred tax assets, current portion	17,890	15,809
Prepaid expenses and other current assets	47,454	43,791

Total current assets	534,636	549,778
Marketable securities, noncurrent portion	1,202	1,202
Restricted cash, noncurrent portion	3,845	2,914
Property and equipment, net	79,943	80,661
Purchased intangible assets, net	30,309	35,050
Goodwill	131,440	128,628
Other noncurrent assets	9,421	8,651

Total assets	$790,796	$806,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,781	$26,937
Accrued expenses	45,099	52,584
Accrued compensation	75,759	98,106
Accrued restructuring costs, current portion	979	129
Income taxes payable	9,455	8,273
Deferred revenues	27,867	27,682

Total current liabilities	184,940	213,711
Accrued restructuring costs, noncurrent portion	510	246
Deferred tax liabilities, noncurrent portion	20,517	19,892
Other long-term liabilities	69,520	66,561

Total liabilities	275,487	300,410

Commitments and contingencies (Note 6)
Noncontrolling interest subject to put provision (Note 2)	1,169	—
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 142,588,367 and 142,171,451 shares issued, and 138,435,332 and 138,018,416 shares outstanding at March 31, 2013 and December 31, 2012, respectively	1,426	1,422
Additional paid-in capital	568,664	561,063
Treasury stock, at cost, 4,153,035 shares at March 31, 2013 and December 31, 2012	(43,755)	(43,755)
Accumulated other comprehensive loss	(32,531)	(26,016)
Retained earnings	20,336	13,760

Total Sapient Corporation stockholders’ equity and total equity	514,140	506,474

Total liabilities and stockholders’ equity	$790,796	$806,884

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except per share amounts)
Revenues:
Service revenues	$292,638	$260,379
Reimbursable expenses	10,345	8,783

Total gross revenues	302,983	269,162

Operating expenses:
Project personnel expenses	206,745	183,770
Reimbursable expenses	10,345	8,783

Total project personnel expenses and reimbursable expenses	217,090	192,553
Selling and marketing expenses	11,792	10,695
General and administrative expenses	54,002	46,713
Restructuring and other related charges (benefits)	2,014	(76)
Amortization of purchased intangible assets	3,657	2,622
Acquisition costs and other related charges	900	1,125
Impairment of intangible asset	1,494	—

Total operating expenses	290,949	253,632

Income from operations	12,034	15,530
Interest and other income, net	872	1,822

Income before income taxes	12,906	17,352
Provision for income taxes	6,376	8,467

Net income	6,530	8,885
Less: Net loss attributable to noncontrolling interest	(46)	—

Net income attributable to stockholders of Sapient Corporation	$6,576	$8,885

Basic net income per share attributable to stockholders of Sapient Corporation	$0.05	$0.06

Diluted net income per share attributable to stockholders of Sapient Corporation	$0.05	$0.06

Weighted average common shares	137,425	139,458
Weighted average dilutive common share equivalents	4,781	4,458

Weighted average common shares and dilutive common share equivalents	142,206	143,916

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Net income	$6,530	$8,885

Other comprehensive (loss) income:
Foreign currency translation adjustments	(6,509)	9,617
Net unrealized gain on available-for-sale investments, net of taxes	4	11

Other comprehensive (loss) income	(6,505)	9,628

Total comprehensive income	25	18,513
Comprehensive loss attributable to noncontrolling interest	(36)	—

Comprehensive income attributable to stockholders of Sapient Corporation	$61	$18,513

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$6,530	$8,885
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	(1,541)	15
Unrealized (gain) loss on financial instruments	(274)	107
Loss recognized on disposition of fixed assets	762	47
Depreciation expense	7,009	5,464
Amortization of purchased intangible assets	3,657	2,622
Impairment of intangible asset	1,494	—
Stock-based compensation expense	7,156	5,148
Excess tax benefits from exercise and release of stock-based awards	(463)	—
Non-cash restructuring charges	146	—
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	9,981	19,911
Unbilled revenues	(18,359)	(27,152)
Prepaid expenses and other current assets	(3,114)	1,400
Other noncurrent assets	127	196
Accounts payable	(350)	(5,389)
Other accrued liabilities	(332)	(23)
Accrued restructuring costs	978	(208)
Accrued compensation	(22,641)	(22,591)
Deferred revenues	(360)	(4,488)
Other long-term liabilities	187	2,247

Net cash used in operating activities	(9,407)	(13,809)

Cash flows from investing activities:
Purchases of property and equipment and cost of internally developed software	(6,396)	(10,162)
Cash paid for acquisitions of businesses, net of cash acquired	(4,948)	—
Maturities of marketable securities classified as available-for-sale	—	1,900
Purchases of marketable securities	(100)	(86)
Acquisition of cost method investment	(200)	—
Cash received on financial instruments, net	177	56
Change in restricted cash balances	2,029	112

Net cash used in investing activities	(9,438)	(8,180)

Cash flows from financing activities:
Principal payments under capital lease obligations	—	(20)
Excess tax benefits from exercise and release of stock-based awards	463	—
Proceeds from issuance of common stock under stock plans	1,029	457

Net cash provided by financing activities	1,492	437

Effect of exchange rate changes on cash and cash equivalents	(2,635)	6,107

Net decrease in cash and cash equivalents	(19,988)	(15,445)
Cash and cash equivalents at beginning of period	234,038	212,406

Cash and cash equivalents at end of period	$214,050	$196,961

Supplemental cash flow information:
Non-cash investing transactions:
Purchases of property and equipment for which cash had not been paid as of period end	$3,768	$4,829
Settlement of acquisition-related contingent consideration through releases from escrow	$5,797	$—

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Certain items for the three months ended March 31, 2012 and as of the year ended December 31, 2012 have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Sapient,” “the Company,” “we,” “us” or “our” refer to Sapient Corporation and its consolidated subsidiaries.

Revision of Prior Period Financial Statements

During the quarter ended March 31, 2013, the Company identified certain prior period errors which affected the interim and annual periods in the years ended December 31, 2006 through 2012. The prior period errors primarily relate to the Company’s unrecorded corporate income and employment tax liabilities resulting from cross-border mobility of employees into various countries in prior periods. The net tax liabilities related to the interim and annual periods in the years ended December 31, 2006 through December 31, 2012 amounted to $14.1 million. The Company also has revised the presentation of certain other immaterial prior period errors that were previously corrected in the Company’s consolidated financial statements in reporting periods other than those in which these errors originated. In addition, the Company has included the impact of the revision recorded in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company has reflected the correction of all identified prior period errors in the periods in which they originated.

In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded that these errors were not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports are not required. However, if the entire correction was recorded in the first quarter of 2013, the cumulative amount would be material in the year ending December 31, 2013 and would impact comparisons to prior periods. As such, the revisions for these corrections are reflected in the financial information of the applicable prior periods and will be reflected in future filings containing such financial information.

The effects of these prior period errors on the consolidated financial statements are as follows (in thousands, except per share amounts):

Revised Consolidated Statements of Operations Amounts	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
Project personnel expenses	$764,843	$1,503	$766,346	$691,041	$1,442	$692,483	$564,407	$1,219	$565,626
General and administrative expenses	191,599	793	192,392	171,759	730	172,489	150,800	714	151,514
Income before income taxes	108,691	(2,296)	106,395	110,419	(2,172)	108,247	67,203	(1,933)	65,270
Provision for income taxes	43,450	87	43,537	37,743	472	38,215	24,525	105	24,630
Net income	65,241	(2,383)	62,858	72,676	(2,644)	70,032	42,678	(2,038)	40,640

Basic net income per share	$0.47	$(0.02)	$0.45	$0.53	$(0.02)	$0.51	$0.32	$(0.01)	$0.31
Diluted net income per share	$0.46	$(0.02)	$0.44	$0.51	$(0.02)	$0.49	$0.31	$(0.02)	$0.29

Revised Consolidated and Condensed Statements of Operations Amounts	Three Months Ended December 31, 2012			Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
Project personnel expenses	$195,083	$368	$195,451	$194,175	$368	$194,543	$569,760	$1,135	$570,895
General and administrative expenses	50,582	202	50,784	46,450	202	46,652	141,017	591	141,608
Income before income taxes	31,782	(570)	31,212	33,587	(570)	33,017	76,909	(1,726)	75,183
Provision for income taxes	12,192	145	12,337	12,100	(59)	12,041	31,258	(58)	31,200
Net income	19,590	(715)	18,875	21,487	(511)	20,976	45,651	(1,668)	43,983

Basic net income per share	$0.14	$—	$0.14	$0.16	$(0.01)	$0.15	$0.33	$(0.01)	$0.32
Diluted net income per share	$0.14	$(0.01)	$0.13	$0.15	$—	$0.15	$0.32	$(0.01)	$0.31

Revised Consolidated and Condensed Statements of Operations Amounts	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012			Three Months Ended March 31, 2012
	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
Project personnel expenses	$192,214	$368	$192,582	$375,585	$767	$376,352	$183,371	$399	$183,770
General and administrative expenses	48,041	202	48,243	94,567	389	94,956	46,526	187	46,713
Income before income taxes	25,384	(570)	24,814	43,322	(1,156)	42,166	17,938	(586)	17,352
Provision for income taxes	10,704	(12)	10,692	19,158	1	19,159	8,454	13	8,467
Net income	14,680	(558)	14,122	24,164	(1,157)	23,007	9,484	(599)	8,885

Basic net income per share	$0.11	$(0.01)	$0.10	$0.17	$—	$0.17	$0.07	$(0.01)	$0.06
Diluted net income per share	$0.10	$—	$0.10	$0.17	$(0.01)	$0.16	$0.07	$(0.01)	$0.06

Revised Consolidated and Condensed Statement of Comprehensive Income	Three Months Ended March 31, 2012
	As previously reported	Adjustments	As revised
Net income	$9,482	$(597)	$8,885

Other comprehensive income:
Foreign currency translation adjustments	9,617	—	9,617
Net unrealized gain on available for-sale-securities	11	—	11

Other comprehensive income	9,628	—	9,628

Comprehensive income	$19,110	$(597)	$18,513

Revised Consolidated and Condensed Balance Sheet Amounts	As of December 31, 2012
	As previously reported	Adjustments	As revised
Restricted cash, current portion	$5,376	$3,650	$9,026
Unbilled revenues	72,013	(171)	71,842
Prepaid expenses and other current assets	36,311	7,480	43,791
Restricted cash, noncurrent portion	4,074	(1,160)	2,914
Goodwill	127,864	764	128,628
Total assets	796,321	10,563	806,884
Accrued expenses	48,860	3,724	52,584
Accrued compensation	83,885	14,221	98,106
Income taxes payable	942	7,331	8,273
Deferred revenues	27,163	519	27,682
Total current liabilities	187,916	25,795	213,711
Other long-term liabilities	67,721	(1,160)	66,561
Total liabilities	275,775	24,635	300,410
Retained earnings	27,832	(14,072)	13,760
Total stockholders’ equity	520,546	(14,072)	506,474
Total liabilities and stockholders’ equity	796,321	10,563	806,884

Revised Consolidated and Condensed Statement of Cash Flows Amounts	Three Months Ended March 31, 2012
	As previously reported	Adjustments	As revised
Net income	$9,482	$(597)	$8,885
Other assets	419	(223)	196
Accounts payable	(4,205)	(1,184)	(5,389)
Accrued compensation	(23,177)	586	(22,591)
Deferred revenues	(4,731)	243	(4,488)
Other accrued liabilities	(909)	886	(23)
Other long-term liabilities	2,245	2	2,247
Net cash used in operating activities	(13,522)	(287)	(13,809)
Purchases of property and equipment and cost of internally developed software	(10,450)	288	(10,162)
Net cash used in investing activities	(8,468)	288	(8,180)
Net cash provided by financing activities	437	—	437
Effect of exchange rate changes on cash and cash equivalents	6,108	(1)	6,107
Decrease in cash and cash equivalents	(15,445)	—	(15,445)
Cash and cash equivalents, at beginning of period	212,406	—	212,406
Cash and cash equivalents, at end of period	196,961	—	196,961

(2) Business Acquisitions

2013 Acquisition

iThink Comunicação e Publicidade Ltda.

On January 16, 2013, the Company acquired 81% of the outstanding securities of iThink Comunicação e Publicidade Ltda. (“iThink”), an independent digital agency based in Sao Paulo, Brazil. The Company acquired iThink to expand Sapient’s combination of brand, digital and commerce service offerings to global clients in Latin America. iThink’s results of operations are reflected in the Company’s consolidated statements of operations from the acquisition date, and the acquisition added approximately 65 people.

The acquisition date fair value, net of cash acquired, was $6.4 million for the purchase of 81% of iThink’s outstanding securities, including the fair value amount of $1.2 million of noncontrolling interest. This total consisted of $4.5 million of cash paid upon closing (net of cash acquired and working capital adjustments), deferred contingent consideration with an estimated fair value of $0.7 million, and noncontrolling interest with an estimated fair value of $1.2 million. Of the cash amount paid, $2.0 million was placed into escrow, of which $1.5 million serves as security for any claims made by the Company under the terms of an escrow agreement between the Company and the former owners of iThink. The remaining amounts deposited into escrow are related to other adjustments, including net working capital adjustments.

The consideration paid was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The preliminary allocations to goodwill, intangible assets and net assets were $6.0 million, $1.4 million, and $(0.4) million, respectively. These amounts are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates with respect to certain components of working capital and deferred tax assets.

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of being able to leverage iThink’s expertise with the Company’s existing services to provide integrated marketing services to the customer bases of both the Company and iThink in Latin America. All of the goodwill was allocated to the Company’s SapientNitro reportable segment. The following table presents the estimated fair values (in thousands) and useful lives of intangible assets acquired:

	Amount	Weighted Average Useful Life (in years)
Customer relationships	$1,100	6
Non-compete agreements	110	2
Tradename	180	4

Identifiable intangible assets	$1,390

The useful lives of these intangible assets were based upon the patterns and periods in which the economic benefits related to such assets are expected to be realized, and the intangible assets will be amortized on a basis reflecting those economic patterns. The acquired goodwill and intangible assets will not be deductible for tax purposes.

The former owners of iThink are eligible to receive additional cash consideration of up to $11.7 million, which is contingent on the fulfillment of certain financial conditions during the three years ending December 31, 2015. Using a discounted cash flow method, the Company recorded an estimated contingent consideration liability of $0.7 million as of the acquisition date. The Company will continue to assess the probability that the conditions will be fulfilled, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. The contingent consideration liability is denominated in a foreign currency and, therefore, its value as reported in U.S. dollars on the Company’s consolidated and condensed balance sheet may also change from period to period due to currency exchange rate fluctuations.

The Company has the right (but not the obligation) to purchase the remaining 19% noncontrolling interest in iThink at certain times and under certain circumstances (the “Call Option”) as defined by the terms of the purchase agreement. With respect to any of the remaining equity interests in iThink for which the Company does not exercise its purchase option, the owners of the noncontrolling interest in iThink have the right (but not the obligation) (the “Put Option”) to sell their equity interests to the Company. The Call Option and Put Option could only be exercised for a period of 30 days following specific circumstances. The Call Option and Put Option are embedded features of the noncontrolling interest and are not freestanding financial instruments. Due to the presence of the Put Option, the noncontrolling interest in iThink is classified as temporary equity, between liabilities and permanent equity, in the Company’s consolidated and condensed balance sheets. The noncontrolling interest is initially recorded at fair value and is subsequently adjusted at each reporting period for comprehensive income (loss) of the subsidiary attributed to the noncontrolling interest, dividends paid to the noncontrolling interest, and changes in the controlling entity’s ownership interest.

Service revenues and net loss for iThink during the three months ended March 31, 2013 were $0.9 million and $0.2 million, respectively, since its acquisition date.

Prior Year Acquisitions

(m)Phasize, LLC

On December 27, 2012, the Company acquired 100% of the membership interests of (m)Phasize, LLC (“(m)Phasize”), a marketing analytics company located in Westport, Connecticut. The Company acquired (m)Phasize to strengthen Sapient’s analytics services and marketing mix modeling capabilities. (m)Phasize’s results of operations are reflected in the Company’s consolidated statements of operations from the acquisition date, and the acquisition added approximately 16 people.

The acquisition date fair value, net of cash acquired, was $18.5 million for the purchase of 100% of (m)Phasize’s membership interests. This total consisted of $12.1 million in cash, inclusive of net working capital adjustments, stock-based awards with an estimated fair value of $0.3 million, and deferred contingent consideration with an estimated fair value of $6.1 million. Of the cash amount paid, $2.5 million was placed into escrow; $1.2 million serves as security for any claims made by the Company under the terms of an escrow agreement between the Company and the former owners of (m)Phasize; $1.0 million was contingent upon meeting certain revenue targets, which was released to the former owners of (m)Phasize during the three months ended March 31, 2013; and $0.3 is related to final working capital adjustments.

The consideration paid was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The final allocations to goodwill, intangible assets and net assets were approximately $11.8 million, $5.9 million, and $0.8 million, respectively.

The former members of (m)Phasize are eligible to receive additional consideration of up to $12.8 million, which is contingent on the fulfillment of certain financial conditions during the years ending December 31, 2013 and 2014. If such conditions are achieved, the consideration is payable under certain circumstances in cash or a combination of cash and common stock. Using a discounted cash flow method, the Company recorded an estimated contingent consideration liability of $6.1 million as of December 31, 2012 and $5.4 million as of March 31, 2013. The Company will continue to assess the probability that the conditions will be fulfilled, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. During the three months ended March 31, 2013, the Company recorded benefits of $0.7 million relating to the remeasurement of the fair value of the contingent liability, which is included in “Acquisition costs and other related charges” in the Company’s consolidated and condensed statements of operations.

Second Story Inc.

On November 1, 2012, the Company acquired Second Story Inc. (“Second Story”), an interactive studio operating in Portland, Oregon. The Company acquired Second Story to strengthen the Company’s ability to craft physical and digital experiences from web and mobile to in-store and in-venue. Second Story’s results of operations are reflected in the Company’s consolidated statements of operations from the acquisition date, and the acquisition added approximately 35 people.

The acquisition date fair value, net of cash acquired, was $9.9 million for the purchase of 100% of Second Story’s outstanding shares. This total consisted of $6.0 million in cash, restricted stock with an estimated fair value of $2.1 million, and deferred stock consideration with an estimated fair value of $1.8 million. Of the cash amount paid, $0.9 million was placed into escrow; $0.5 million served as security for any claims made by the Company under the terms of an escrow agreement between the Company and the former owners of Second Story; and $0.4 million was related to final working capital adjustments. These escrow amounts were released to the former owners of Second Story during the three months ended March 31, 2013. The fair value of the restricted stock and deferred stock consideration was determined to be $10.19 per share, the 90-day trailing average closing price of the Company’s common stock on the acquisition date, less reductions of $0.3 million to reflect the impact of the selling restrictions, and $0.6 million to reflect the impact of the passage of time until the deferred stock will be issued. The acquisition of Second Story did not include any contingent consideration. However, the deferred stock consideration will be subject to a resale restriction period upon issuance in the event that the employment of the selling shareholders terminates prior to the contractual stock issuance dates. As a result, $0.3 million of the reduction in the value of the deferred stock consideration is being accounted for as compensation expense over the associated vesting periods. As of March 31, 2013, the fair value of the deferred stock consideration was $1.9 million.

The consideration paid was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The final allocations to goodwill, intangible assets and net assets were approximately $6.5 million, $2.4 million, and $1.0 million, respectively.

Pro forma results of operations have not been presented, as the acquisitions of iThink, (m)Phasize and Second Story were not material, individually or in the aggregate, to the Company’s results of operations for any periods presented.

D&D Holdings Limited

On September 6, 2011, the Company acquired D&D Holdings Ltd. (“DAD”), a London-based advertising agency operating in the United Kingdom and continental Europe. The Company acquired DAD to strengthen Sapient’s capabilities in marketing campaign production and direct response measurement. The acquisition date fair value, net of cash acquired, was $45.2 million for the purchase of 100% of DAD’s outstanding shares. The $45.2 million consisted of $29.5 million in cash and deferred contingent consideration with an estimated fair value of $15.7 million.

The former shareholders of DAD are eligible to receive additional consideration of up to $20.9 million, which is contingent on the achievement of certain financial conditions within the period from July 1, 2011 to June 30, 2014. If such conditions are achieved, the consideration is payable under certain circumstances in cash, common stock or a combination of both. Using a discounted cash flow method, the Company recorded an estimated contingent consideration liability of $15.7 million as of the acquisition date, $13.7 million as of December 31, 2012, and $8.6 million as of March 31, 2013. At December 31, 2012, one of the financial conditions was achieved and as a result, $4.8 million was released from escrow to the former shareholders of DAD during the three months ended March 31, 2013.

The Company will continue to assess the probability that the remaining conditions will be achieved, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. During the three months ended March 31, 2013 and 2012, the Company recorded expenses of $0.3 million and $0.8 million, respectively, relating to the remeasurement of the fair value of the contingent liability, which are included in “Acquisition costs and other related charges” in the Company’s consolidated and condensed statements of operations. The contingent consideration liability is denominated in a foreign currency and, therefore, its value as reported in U.S. dollars on the Company’s consolidated and condensed balance sheet may also change from period to period due to currency exchange rate fluctuations.

(3) Marketable Securities and Fair Value Disclosures

Marketable Securities

As of March 31, 2013 and December 31, 2012, all of the Company’s marketable securities were classified as available-for-sale and their estimated fair values were $7.7 million and $7.5 million, respectively.

The following table presents details of the Company’s marketable securities as of March 31, 2013 and December 31, 2012 (in thousands):

	Available-for-Sale Securities as of March 31, 2013				Available-for-Sale Securities as of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Mutual funds	$6,419	$53	$(12)	$6,460	$6,285	$46	$(10)	$6,321
Long-term:
Auction rate securities	1,400	—	(198)	1,202	1,400	—	(198)	1,202

Total	$7,819	$53	$(210)	$7,662	$7,685	$46	$(208)	$7,523

As of March 31, 2013 and December 31, 2012, all of the Company’s available-for-sale auction rate securities (“ARS”) had been in an unrealized loss position for more than twelve months.

Using a discounted cash flow analysis, the Company determined that the fair value of its ARS classified as available-for-sale securities was $198,000 less than their amortized cost as of March 31, 2013 and December 31, 2012. The gross unrealized losses on ARS of $198,000 as of March 31, 2013 and December 31, 2012 are included, net of taxes, in “Accumulated other comprehensive loss” on the Company’s consolidated and condensed balance sheets. The Company does not intend to sell its ARS classified as available-for-sale until a successful auction occurs and these ARS investments are liquidated at amortized cost, nor does the Company expect to be required to sell these ARS before a successful auction occurs.

There were no other-than-temporary impairment losses recorded during the three months ended March 31, 2013 or 2012. Any other-than-temporary impairment losses on marketable securities would be recorded in “Interest and other income, net” in the Company’s consolidated and condensed statements of operations.

Actual maturities of the Company’s marketable securities may differ from contractual maturities because some borrowers have the right to call or prepay the obligations. Gross gains and losses realized on sales of securities are calculated using the specific identification method, and no such gains or losses were recorded during the three months ended March 31, 2013 or 2012.

Fair Value Disclosures

The Company records certain assets and liabilities at fair value. The following tables present the Company’s fair value hierarchy for its assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at March 31, 2013 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Financial assets:
Auction rate securities	Marketable securities, net of current portion	$—	$—	$1,202	$1,202
Bank time deposits	Cash and cash equivalents	—	75,837	—	75,837
Foreign exchange option contracts	Prepaid expenses and other current assets	—	276	—	276
Money market fund deposits	Cash and cash equivalents	8,939	—	—	8,939
Mutual funds	Marketable securities, current portion	6,460	—	—	6,460
Indemnification assets associated with acquisitions, current	Prepaid expenses and other current assets	—	—	506	506
Indemnification assets associated with acquisitions, noncurrent	Other noncurrent assets	—	—	695	695

Total		$15,399	$76,113	$2,403	$93,915

		Level 1	Level 2	Level 3	Total
Financial liabilities:
Contingent consideration liabilities associated with acquisitions	Other long-term liabilities	$—	$—	$14,710	$14,710
Other acquired liabilities	Accrued expenses	—	—	381	381

Total		$—	$—	$15,091	$15,091

		Fair Value Measurements at December 31, 2012 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Financial assets:
Auction rate securities	Marketable securities, net of current portion	$—	$—	$1,202	$1,202
Bank time deposits	Cash and cash equivalents	—	64,771	—	64,771
Money market fund deposits	Cash and cash equivalents	7,109	—	—	7,109
Mutual funds	Marketable securities, current portion	6,321	—	—	6,321
Indemnification assets associated with acquisitions	Prepaid expenses and other current assets	—	—	152	152

Total		$13,430	$64,771	$1,354	$79,555

		Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts	Accrued expenses	$—	$250	$—	$250
Contingent consideration liabilities associated with acquisitions	Other long-term liabilities	—	—	19,772	19,772
Other acquired liabilities	Accrued expenses	—	—	372	372

Total		$—	$250	$20,144	$20,394

The Company did not have any transfers of assets or liabilities between Level 1 and Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2013.

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

Level 3 assets include ARS investments structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can continue to hold the investments at par or sell the securities at auction provided there are willing buyers to make the auction successful. The Company’s ARS investments are collateralized by student loans and municipal debt and have experienced failed auctions. Level 3 assets and liabilities also include the following financial assets and liabilities, recorded as the result of acquisitions: indemnification assets, contingent consideration liabilities, and other acquired liabilities.

The fair values of the ARS investments are determined using an income approach, based upon discounted cash flow models which use unobservable inputs. The significant unobservable inputs used include default risk, credit spread risk, downgrade risk, discount rates, forecasted probabilities of default, auction failure, or repurchase at par, and the financial standing of the issuer. Significant unobservable inputs used in the fair value measurement of acquired indemnification assets include the contractual asset amounts, and the available methods and expected probabilities of collecting the asset amounts. Significant unobservable inputs used in the fair value measurement of acquisition-related contingent consideration liabilities include the estimated probabilities of the contingencies being achieved (which are based on historical performance and expected future performance), discount rates, and the periods of time expected to elapse until settlement. Significant unobservable inputs used in the fair value measurement of other acquired liabilities include the contractual asset amounts, discount rates, and the periods of time expected to elapse until settlement. The fair value of each ARS investment is affected most significantly by changes in the average expected life of the security, but is also impacted by the specific discount rate used to adjust the outcomes to their present values. If the average expected life of the security increases or decreases, the fair value of the security will decrease or increase accordingly, in amounts that will vary, based on the timing of the projected cash flows and the specific discount rate used to calculate the present value of the expected cash flows. The fair value of an acquired indemnification asset is affected most significantly by changes in the fair value of the subject of the indemnification and changes in the expected probabilities of collecting the asset amounts. The fair value of an acquisition-related contingent consideration liability is affected most significantly by changes in the estimated probabilities of the contingencies being achieved. The fair value of other acquired liabilities is affected most significantly by the specific discount rate used to adjust the outcomes to their present values.

The following table presents a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis for the three months ended March 31, 2013 (in thousands):

	Level 3 Inputs
	Assets	Liabilities
Balance at December 31, 2012	$1,354	$20,144
New Level 3 liability (contingent consideration liability associated with acquisition)	—	689
Payment of contingent consideration liability	—	(4,797)
Indemnification assets recorded in acquisitions	1,049	—
Changes in fair values of contingent consideration liabilities, included in acquisition costs and other related charges	—	(365)
Changes in fair values of contingent consideration liabilities, included in currency translation adjustments	—	(589)
Increase in fair value of other acquired liability, included in general and administrative expenses	—	9

Balance at March 31, 2013	$2,403	$15,091

The Company’s non-financial assets and liabilities, which include goodwill and long-lived assets held and used, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, the Company would evaluate the non-financial assets and liabilities for impairment. If an impairment was to occur, the asset or liability would be recorded at its estimated fair value.

During the three months ended March 31, 2013, the Company recorded an impairment of its Nitro customer list intangible asset in the amount of $1.5 million. As a result, the remaining net book value of $1.5 million represents the estimated fair value of this intangible asset. See Note 12 for additional information.

(4) Stock-Based Compensation

Project personnel expenses, selling and marketing expenses and general and administrative expenses presented in the accompanying consolidated and condensed statements of operations include the following stock-based compensation expense amounts (in thousands):

	Three Months Ended March 31,
	2013	2012
Project personnel expenses	$4,407	$3,484
Selling and marketing expenses	288	287
General and administrative expenses	2,461	1,377

Total stock-based compensation expense	$7,156	$5,148

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

During the second quarter of 2010, the Company granted RSUs with service and performance conditions to its Chief Executive Officer (“CEO”). The performance conditions for the three year period ended December 31, 2012 were partially achieved and as a result, the CEO vested in a total of 34,306 units (of a maximum of 100,000) on the service vesting date, March 1, 2013. The CEO also vested in an additional 50,000 units (of a maximum of 50,000) on March 1, 2013 based on the achievement of strategic objectives, with achievement having been determined by the Company’s Board of Directors.

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

The following table presents activity relating to stock options under all of the Company’s stock option plans during the three months ended March 31, 2013 (in thousands, except prices):

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2012	1,245	$5.35
Options exercised	(283)	$3.60
Options forfeited/cancelled	(4)	$4.27

Outstanding as of March 31, 2013	958	$5.88

Outstanding, vested and exercisable as of March 31, 2013	958	$5.88

Aggregate intrinsic value of outstanding, vested and exercisable	$6,048

The aggregate intrinsic value of stock options exercised in the three months ended March 31, 2013 and 2012 was $2.3 million and $1.4 million, respectively, determined at the exercise date. As of March 31, 2013, the weighted average remaining contractual term for stock options outstanding, vested, and exercisable was 1.1 years. As of March 31, 2013, there was no remaining unrecognized compensation expense related to non-vested stock options.

The following table presents activity relating to RSUs during the three months ended March 31, 2013 (in thousands, except prices):

	Number of Shares Underlying Restricted Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2012	6,869	$7.03
Restricted units granted	37	$11.10
Restricted units vested	(205)	$11.52
Restricted units forfeited/cancelled	(165)	$10.42

Unvested as of March 31, 2013	6,536	$6.83

Expected to vest as of March 31, 2013	6,123	$6.83

The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2013 and 2012 was $11.10 and $12.73 per RSU, respectively. The aggregate intrinsic value of RSUs vested during the three months ended March 31, 2013 and 2012 was $2.3 million and $2.2 million, respectively. As of March 31, 2013, the aggregate intrinsic value of non-vested RSUs, net of estimated forfeitures, was $79.7 million. As of March 31, 2013, unrecognized compensation expense related to non-vested RSUs was $47.7 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.3 years.

(5) Net Income Per Share

The following table presents the computation of basic and diluted net income per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Net income attributable to stockholders of Sapient Corporation	$6,576	$8,885
Basic net income per share:
Weighted average common shares outstanding	137,425	139,458

Basic net income per share attributable to stockholders of Sapient Corporation	$0.05	$0.06

Diluted net income per share:
Weighted average common shares outstanding	137,425	139,458
Weighted average dilutive common share equivalents	4,781	4,458

Weighted average common shares and dilutive common share equivalents	142,206	143,916

Diluted net income per share attributable to stockholders of Sapient Corporation	$0.05	$0.06

Anti-dilutive options and share-based awards not included in the calculation	—	—

Weighted average dilutive common share equivalents include the dilutive impact of deferred stock consideration and restricted stock associated with the acquisitions of (m)Phasize, Second Story, DAD, and Nitro Group Limited (“Nitro”, acquired in 2009). These shares are reflected in weighted average dilutive common share equivalents because they were contingent shares during the relevant periods presented.

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

The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. As of March 31, 2013, the Company has recorded an accrual of $0.5 million related to all probable litigation losses where a reasonable estimate of the loss could be made.

The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible, but not probable. The Company currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between $0 and $0.3 million.

(7) Restructuring and Other Related Charges (Benefits)

2013 – Restructuring Events

During the three months ended March 31, 2013, the Company recorded a restructuring charge of $2.0 million related to cash severance and other termination benefits for 80 employees whose positions were made redundant. This action was taken primarily in order to improve efficiency based on our revenue mix, skills mix and leverage model. Of the total charge, $1.3 million and $0.4 million were allocated to the Company’s SapientNitro and Sapient Global Markets reportable segments, respectively.

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

For the three months ended March 31, 2013, the Company recorded restructuring benefits associated with these 2011 restructuring events of $5,000, relating to changes in the estimated facility costs to be incurred.

The following table presents activity during the three months ended March 31, 2013 related to all restructuring events (in thousands):

	2011 Restructuring Events	2013 Restructuring Events
	Facilities	Workforce	Totals
Balance at December 31, 2012	$375	$—	$375
2013 (benefits) provisions, net	(5)	2,019	2,014
Cash utilized	(18)	(886)	(904)
Foreign currency exchange rate effect	—	4	4

Balance at March 31, 2013	$352	$1,137	$1,489

The total remaining accrued restructuring balance of $1.5 million as of March 31, 2013 is expected to be paid in full by March 31, 2016.

(8) Income Taxes

During the quarter ended March 31, 2013, the Company identified certain prior period errors which affected the income tax provisions and related tax balance sheet accounts for the interim and annual periods in the years ended December 31, 2006 through 2012. The Company has reflected the correction of all identified prior period errors in the periods in which they originated. For additional details, see Note 1, Basis of Presentation – Revision of Prior Period Financial Statements.

For the three months ended March 31, 2013 and 2012, the Company recorded income tax provisions of $6.4 million and $8.5 million, respectively. Income tax is related to federal, state, and foreign tax obligations. The decrease in tax expense was primarily related to a decrease in profit before taxes, changes in the mix of jurisdictional profits, and the discrete items relating to each period.

For the three months ended March 31, 2013, the Company’s effective tax rate varied from the statutory tax rate primarily due to state income taxes, the tax rate differential attributable to income earned by the Company’s foreign subsidiaries and the related mix of jurisdictional profits, and changes in uncertain tax positions.

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

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2013, a valuation allowance is maintained against deferred tax assets associated with certain state tax net operating loss carryforwards. The Company also maintains a valuation allowance against certain foreign deferred tax assets, primarily in Switzerland, but believes that deferred tax assets in its other foreign subsidiaries are more likely than not to be realized, and therefore, no valuation allowance has been recorded against these assets.

The Company had gross unrecognized tax benefits, including interest and penalties, of $29.7 million as of March 31, 2013 and $28.1 million as of December 31, 2012. The amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate were $27.1 million and $25.6 million as of March 31, 2013 and December 31, 2012, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2013 and December 31, 2012, accrued interest and penalties were $6.0 million and $5.3 million, respectively.

The Company conducts business globally, and as a result, the Company and its subsidiaries file income tax returns in the U.S. federal and state jurisdictions as well as various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Germany, India, Switzerland, the United Kingdom and the United States. The Company’s U.S. federal tax filings are open for examination for tax years 2009 through the present. The statutes of limitations in the Company’s other tax jurisdictions remain open for various periods between 2005 and the present. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in future open periods.

Although the Company believes its tax estimates are appropriate, the final determination of tax audits and proceedings could result in favorable or unfavorable changes in its estimates. The Company anticipates the settlement of tax audits and proceedings, as well as the expiration of relevant statutes of limitations in the next twelve months could result in a decrease in its gross unrecognized tax benefits, including interest and penalties, of an amount between $7.5 million and $10.0 million.

(9) Noncontrolling Interest Subject to Put Provisions

The Company has potential obligations to purchase the noncontrolling interests held by third parties in connection with its acquisition of iThink. See Note 2, Business Acquisitions. These obligations are in the form of put provisions that are exercisable at the third-party owners’ discretion, within the specified period, as outlined in the iThink purchase and sale agreement. If these put provisions were exercised by the third parties within the specified period, the Company would be required to purchase all of the third-party owners’ noncontrolling interests at a put price outlined in the iThink purchase and sale agreement, which is based on a specified factor multiplied by the average quarterly EBITDA achieved in the 12 quarters subsequent to the acquisition date. The put provisions are not exercisable by third parties until after the fiscal year ending December 31, 2015.

The acquisition date fair value of the noncontrolling interest was derived by extrapolating the fair value of the noncontrolling interest ownership based on the consideration transferred for the controlling interest in connection with the acquisition of the majority interest of iThink, net of a discount factor, to take into account the noncontrolling interest’s lack of marketability.

As of March 31, 2013, the Company’s potential obligations under these put options were approximately $1.2 million, of which $0 were exercisable.

The following table presents a roll forward of the noncontrolling interest subject to put provisions from the date of acquisition of iThink (January 16, 2013) through March 31, 2013 (in thousands):

2013
Beginning balance as of January 16, 2013	$1,205
Changes in Parent’s ownership interest in subsidiary	—
Changes in fair value of noncontrolling interest	—
Net loss	(46)
Other comprehensive income	10

Ending balance as of March 31, 2013	$1,169

(10) Segment Information

The Company has discrete financial data by operating segments available based on its method of internal reporting, which disaggregates its operations. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance.

The Company typically does not allocate certain marketing and general and administrative expenses to its operating segments because these activities and costs generally impact areas that support the operating segments and, therefore, are managed separately. Management does not allocate certain restructuring and other related charges, amortization of purchased intangible assets, stock-based compensation expense, acquisition costs and other related charges, or interest and other income to the segments for the review of results by the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM, and therefore, the Company has not disclosed asset information for the operating segments.

The following tables present the service revenues and income before income taxes attributable to the Company’s reportable segments for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Service Revenues:
SapientNitro	$195,846	$181,175
Sapient Global Markets	83,056	66,134
Sapient Government Services	13,736	13,070

Total service revenues	$292,638	$260,379

Income Before Income Taxes:
SapientNitro	$55,947	$53,465
Sapient Global Markets	24,395	18,138
Sapient Government Services	3,859	3,315

Total reportable segments operating income (1)	84,201	74,918
Less: reconciling items (2)	(71,295)	(57,566)

Total income before income taxes	$12,906	$17,352

(1)	Segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments. Segment operating income for the three months ended March 31, 2013 reflects restructuring charges allocated to the SapientNitro and Sapient Global Markets reportable segments in the amounts of $1.3 million and $0.4 million, respectively.
(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Centrally managed functions	$58,663	$50,569
Stock-based compensation expense	7,156	5,148
Restructuring and other related charges (benefits)	297	(76)
Amortization of purchased intangible assets	3,657	2,622
Acquisition costs and other related charges	900	1,125
Impairment of intangible asset	1,494	—
Interest and other income, net	(872)	(1,822)

Total reconciling items	$71,295	$57,566

(11) Geographic Data

The following tables present data for the geographic regions in which the Company operates (in thousands):

	Three Months Ended March 31,
	2013	2012
Service revenues (1):
United States	$182,201	$162,732
International	110,437	97,647

Total service revenues	$292,638	$260,379

	March 31, 2013	December 31, 2012
Long-lived tangible assets (2):
India	$39,130	$37,978
United States	30,759	31,557
United Kingdom	4,216	4,960
Rest of International	5,838	6,166

Total long-lived tangible assets (3)	$79,943	$80,661

(1)	Allocation of service revenues to individual countries is based on the location of the Sapient legal entity that contracts with the client.
(2)	Allocation of long-lived tangible assets to individual countries is based on the location of the Sapient legal entity that has title to the assets.
(3)	Reflects net book value of the Company’s property and equipment.

(12) Goodwill and Purchased Intangible Assets

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the three months ended March 31, 2013 (in thousands):

	SapientNitro	Sapient Global Markets	Total
Goodwill as of December 31, 2012	$98,403	$30,225	$128,628
Acquisitions during the period	6,003	—	6,003
Foreign currency exchange rate effect	(2,376)	(815)	(3,191)

Goodwill as of March 31, 2013	$102,030	$29,410	$131,440

The following table summarizes purchased intangible assets as of March 31, 2013 and December 31, 2012 (in thousands; the gross carrying amounts and accumulated amortization balances for purchased intangible assets denominated in foreign currencies are reflected at the respective balance sheet date exchange rates):

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists and customer relationships	$39,164	$(18,646)	$20,518	$48,330	$(24,216)	$24,114
Non-compete agreements	11,652	(7,902)	3,750	11,813	(7,276)	4,537
Intellectual property	5,734	(1,067)	4,667	5,747	(795)	4,952
Tradename	4,513	(3,139)	1,374	4,440	(2,993)	1,447

Total purchased intangible assets	$61,063	$(30,754)	$30,309	$70,330	$(35,280)	$35,050

Amortization expense related to purchased intangible assets was $3.7 million and $2.6 million for the three months ended March 31, 2013 and 2012, respectively. Estimated future amortization expense as of March 31, 2013 is $9.1 million for the remainder of 2013, $8.0 million for 2014, $5.0 million for 2015, $3.5 million for 2016, $2.7 million for 2017, and $2.0 million thereafter.

                As of March 31, 2013, the Company performed an impairment review of the customer list intangible asset obtained in its acquisition of Nitro in 2009. The impairment review was triggered by certain legacy Nitro customers having notified the Company during the three months ended March 31, 2013 of their intentions to cease or reduce purchases of the Company’s services. In the first step of the impairment review, the undiscounted net cash flows expected to be generated by the asset were compared to the carrying value of the asset. The carrying value of the asset exceeded the undiscounted net cash flows expected to be generated by the asset, indicating that the carrying value was not recoverable. In the second step, the impairment amount of $1.5 million was determined as the amount by which the asset’s carrying amount exceeded its fair value, which was estimated using a discounted cash flow approach. In estimating the undiscounted future net cash flows expected to be generated by this intangible asset, management considered the following factors: actual customer attrition rates since the acquisition date; expected future attrition rates; estimated undiscounted net cash flows generated by the intangible asset since the acquisition date; estimated undiscounted net cash flows expected to be generated by the intangible asset over its remaining expected useful life; and the expected remaining useful life of the intangible asset. In the course of this impairment review, the Company considered multiple future scenarios and the expected likelihood of those scenarios occurring, based on the information which was known to management at the time the review was performed. This impairment review involved the use of significant judgment by management, and different judgments could yield different results. The net book value of the Nitro customer list intangible asset was $1.5 million and $3.5 million as of March 31, 2013 and December 31, 2012, respectively.

(13) Foreign Currency Exposures and Derivative Instruments

Foreign Currency Transaction Exposure

Foreign currency transaction exposure is derived primarily from intercompany transactions of a short-term nature and transactions with clients or vendors in currencies other than the functional currency of the legal entity in which the transaction is recorded. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency at each reporting period using period-end exchange rates, and any resulting gain or loss as a result of currency fluctuations is recorded in “General and administrative expenses” in the Company’s consolidated and condensed statements of operations. Foreign currency transaction net losses of $1.8 million and net gains of $0.2 million were recorded for the three months ended March 31, 2013 and 2012, respectively.

Foreign Currency Translation Exposure

Foreign currency translation exposure is derived from the translation of the financial statements of the Company’s subsidiaries for which the functional currency is not the U.S. dollar into U.S. dollars for consolidated reporting purposes. Assets and liabilities of these subsidiaries are translated into U.S. dollars at period-end exchange rates, and statement of operations amounts are translated into U.S. dollars using individual transactional exchange rates or average monthly exchange rates. The functional currency for the majority of the Company’s foreign subsidiaries is considered to be the local currency and, accordingly, translation adjustments for those subsidiaries are recorded in the consolidated and condensed balance sheets as a separate component of stockholders’ equity, in the caption “Accumulated other comprehensive loss”.

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

Currently, the Company enters into 30-day average rate instruments covering rolling periods of up to four months, with the following notional amounts outstanding as of March 31, 2013:

•	1.5 billion Indian rupees (approximately $27.6 million)

•	5.0 million British pounds sterling (approximately $7.6 million)

•	1.3 million euros (approximately $1.6 million)

Because these instruments are average rate option collars that are settled on a net basis with the counterparty banks, the Company has not recorded the gross underlying notional amounts in its consolidated and condensed balance sheets as of March 31, 2013 or December 31, 2012. Open option positions as of March 31, 2013 will settle in the three month period ending June 30, 2013. None of the Company’s derivative financial instruments qualified for hedge accounting.

The following table presents the fair values of the derivative assets and liabilities recorded on the Company’s consolidated and condensed balance sheets as of March 31, 2013 and December 31, 2012 (in thousands):

		March 31,	December 31,
Derivative Instrument	Balance Sheet Classification	2013	2012
Foreign exchange option contracts (asset)	Prepaid expenses and other current assets	$276	$—
Foreign exchange option contracts (liability)	Accrued expenses	$—	$250

Realized and unrealized gains and losses on the Company’s foreign exchange option contracts are included in “General and administrative expenses” in the consolidated and condensed statements of operations. The following table presents the effect of net realized and unrealized gains and losses relating to the Company’s foreign exchange option contracts on its results of operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net realized gain on foreign exchange option contracts not designated as accounting hedges	$177	$318
Net unrealized gain (loss) on foreign exchange option contracts not designated as accounting hedges	274	(107)

Total	$451	$211

(14) Interest and Other Income, Net

The following table presents the components of interest and other income, net, for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Interest income	$1,506	$1,525
Interest expense	(694)	—
Other income, net	60	297

Interest and other income, net	$872	$1,822

(15) Stockholders’ Equity

On May 9, 2012, the Board of Directors of the Company authorized a stock repurchase program of up to $100 million of the Company’s common stock within two years from the authorization date. Under the program, management of the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, the repurchases may be commenced or suspended at any time or from time to time, without prior notice. During the three months ended March 31, 2013, the Company did not repurchase any shares of its common stock. Through March 31, 2013, the Company had settled repurchases of 4,230,039 shares of its common stock under this program at an average price of $10.54 per share for an aggregate purchase price of $44.6 million, including transaction costs. As of March 31, 2013, $55.4 million remained available for repurchase under this program.

(16) Property and Equipment

During the year ended December 31, 2010, the Company entered into two separate lease agreements whereby it leased space in two buildings which were constructed by third parties. Under Accounting Standards Codification Subtopic 840-40, Leases – Sale-Leaseback Transactions (“ASC 840-40”), because the Company was involved with certain structural aspects of construction, the Company was considered the owner for accounting purposes during the construction periods. Accordingly, the Company recorded assets on its consolidated and condensed balance sheets for the costs paid by the landlords to construct the facilities, along with corresponding financing liabilities for amounts equal to the landlord-paid construction costs.

During the three months ended June 30, 2012, construction on both of these buildings was completed, and the Company commenced its occupancy of the buildings. Upon the completion of construction, the Company performed sale-leaseback analyses pursuant to ASC 840-40 to determine if it could remove the assets and liabilities from its consolidated and condensed balance sheet. For both buildings, the required criteria which are specified in ASC 840-40 to qualify for sale-leaseback accounting and de-recognition of the property assets and related financing liabilities were not met. Therefore, the property assets and related financing obligations remained on the Company’s consolidated and condensed balance sheets. During the three months ended March 31, 2013, the Company exercised an option to lease additional space in one of the leased buildings. Because the Company was involved with certain structural aspects of construction, the Company was considered the owner of the additional space for accounting purposes during the construction periods. As of March 31, 2013, the property asset balance and related financing obligation associated with the additional leased space was $2.3 million. As of December 31, 2012, the balances of the property assets and the related financing obligations (recorded in “Other long-term liabilities” on the Company’s consolidated and condensed balance sheets) were $23.0 million and $13.6 million, respectively. As of March 31, 2013, the balances of the property assets and the related financing obligations were $24.8 million and $15.9 million, respectively.

(17) Line of Credit

On July 11, 2012, Sapient International GmbH, a Switzerland subsidiary of the Company (the “Borrower”), entered into an uncommitted, multi-currency revolving credit facility (the “Facility”) with a bank. The Facility permits the Borrower to request advances for general working capital purposes, in U.S. dollars, British pounds sterling and euros, not to exceed an equivalent of $20 million U.S. dollars in the aggregate. For each advance, the Borrower requests a term of one, two, three or six months, or such other period to which the Borrower and the bank may agree. Each advance is due for repayment on the last day of the agreed-upon term, or upon demand by the bank or termination of the Facility. Each advance bears interest at an annualized rate equal to the London Interbank Offered Rate (“LIBOR”) benchmark rate in effect on the advance date and applicable to the relevant term, plus 2.25%. Interest is payable every three months, or at the end of the relevant advance term, if such term is less than three months. The Facility does not have a contractual term, but the bank may terminate the Facility at any time. The Facility does not include any financial covenants. Any obligations incurred by the Borrower under the Facility are guaranteed at all times by Sapient Corporation. As of May 15, 2013, the Borrower had not drawn any advances under the Facility.

(18) Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This amendment requires disclosing and reconciling gross and net amounts for financial instruments that are offset in the balance sheet, and amounts for financial instruments that are subject to master netting arrangements and other similar clearing and repurchase arrangements. In January 2013, the FASB issued ASU No. 2013-01 (“ASU 2013-01”), Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of the offsetting disclosures of ASU 2011-11. ASU 2011-11 and ASU 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted ASU 2011-11 and ASU 2013-01 on January 1, 2013. The adoption of ASU 2011-11 and ASU 2013-01 did not have a material impact on the Company’s disclosures.

In February 2013, the FASB issued ASU No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Companies are also required to disclose these reclassifications by each respective line item on the statements of operations. ASU 2013-02 is effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. The Company adopted ASU 2013-02 on January 1, 2013 and this adoption did not have a material impact on the Company’s financial results or disclosures. During the three months ended March 31, 2013, the Company did not reclassify any amounts out of accumulated other comprehensive income, and therefore no additional disclosures have been presented in this Quarterly Report on Form 10-Q.

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

Founded in 1990 and incorporated in Delaware in 1991, we maintain a strong global presence with offices around the world. We utilize our proprietary Global Distributed Delivery (“GDD”) model in support of our SapientNitro and Sapient Global Markets segments. Our GDD model enables us to perform services on a continuous basis through global client teams and provide high-quality, cost-effective solutions under accelerated assignment schedules. By engaging highly skilled technology specialists in India, we can provide services at lower total costs as well as offer a continuous delivery capability resulting from time differences between India and the countries we serve. We also employ our GDD model to provide application management services.

Summary of Results of Operations

The following table presents a summary of our results of operations for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,		Increase / (Decrease)
	2013	2012	Dollars	Percentage
Service revenues	$292,638	$260,379	$32,259	12%
Income from operations	$12,034	$15,530	$(3,496)	(23)%
Net income attributable to stockholders of Sapient Corporation	$6,576	$8,885	$(2,309)	(26)%

The increase in service revenues for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was due primarily to higher demand for our services from existing customers and, to a lesser extent, revenues generated from acquisitions completed during the quarter ended December 31, 2012 ((m)Phasize, LLC and Second Story Inc.) and the quarter ended March 31, 2013 (iThink Comunicação e Publicidade Ltda., or “iThink”). The decreases in income from operations and net income were primarily due to increases in project personnel expenses, general and administrative expenses, and restructuring charges, and an intangible asset impairment charge of $1.5 million recorded during the three months ended March 31, 2013 (no impairment charges were recorded in the three months ended March 31, 2012).

Non-GAAP Financial Measures

In our quarterly earnings press releases and conference calls, we discuss two key measures that are not calculated according to generally accepted accounting principles (“GAAP”). The first non-GAAP measure is operating income, as reported on our consolidated and condensed statements of operations, excluding certain expenses and benefits, which we refer to as “non-GAAP income from operations”. The second measure calculates non-GAAP income from operations as a percentage of reported services revenues, which we refer to as “non-GAAP operating margin”. Management believes that these non-GAAP measures help illustrate underlying trends in our business. We use these measures to establish budgets and operational goals (communicated internally and externally), manage our business, and evaluate our performance. We exclude certain expenses and benefits from non-GAAP income from operations that we believe are not reflective of the underlying business trends and are not useful measures in determining our operational performance and overall business strategy. Because our reported non-GAAP financial measures are not calculated according to GAAP, these measures may not necessarily be comparable to GAAP or similarly described non-GAAP measures reported by other companies within our industry. Consequently, our non-GAAP financial measures should not be evaluated in isolation or supplant comparable GAAP measures, but, rather, should be considered together with our consolidated and condensed financial statements, which are prepared in accordance with GAAP and are included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q. The following table reconciles income from operations as reported on our consolidated and condensed statements of operations to non-GAAP income from operations and GAAP operating margin to non-GAAP operating margin for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012
Service revenues	$292,638	$260,379

GAAP income from operations	$12,034	$15,530
Stock-based compensation expense	7,156	5,148
Restructuring and other related charges (benefits)	2,014	(76)
Amortization of purchased intangible assets	3,657	2,622
Acquisition costs and other related charges	900	1,125
Impairment of intangible asset	1,494	—

Non-GAAP income from operations	$27,255	$24,349

GAAP operating margin	4.1%	6.0%
Effect of adjustments detailed above	5.2%	3.4%

Non-GAAP operating margin	9.3%	9.4%

Please see the Results of Operations section of this Management’s Discussion and Analysis for a more detailed discussion and analysis of restructuring and other related charges (benefits), amortization of purchased intangible assets, acquisition costs and other related charges, and impairment of intangible asset.

When important to management’s analysis, operating results are compared in “constant currency terms”, a non-GAAP financial measure that excludes the effect of foreign currency exchange rate fluctuations. The effect of exchange rate fluctuations is excluded by translating the current period’s local currency service revenues and expenses into U.S. dollars at the average exchange rates of the prior period of comparison. For a discussion of our exposure to exchange rates, see Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, of this Quarterly Report on Form 10-Q.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

We have identified the accounting policies which are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during the three months ended March 31, 2013 to the items disclosed in our summary of critical accounting policies, significant judgments and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

The following table presents the components of our consolidated and condensed statements of operations as percentages of service revenues:

	Three Months Ended March 31,
	2013	2012
Revenues:
Service revenues	100.0%	100.0%
Reimbursable expenses	3.5%	3.4%

Total gross revenues	103.5%	103.4%

Operating expenses:
Project personnel expenses	70.7%	70.6%
Reimbursable expenses	3.5%	3.4%

Total project personnel expenses and reimbursable expenses	74.2%	74.0%
Selling and marketing expenses	4.0%	4.1%
General and administrative expenses	18.4%	17.9%
Restructuring and other related charges (benefits)	0.7%	(0.0)%
Amortization of purchased intangible assets	1.3%	1.0%
Acquisition costs and other related charges	0.3%	0.4%
Impairment of intangible asset	0.5%	0.0%

Total operating expenses	99.4%	97.4%

Income from operations	4.1%	6.0%
Interest and other income, net	0.3%	0.7%

Income before income taxes	4.4%	6.7%
Provision for income taxes	2.2%	3.3%

Net income	2.2%	3.4%
Less: Net loss attributable to noncontrolling interest	(0.0)%	—

Net income attributable to stockholders of Sapient Corporation	2.2%	3.4%

Service Revenues

The following table presents service revenues by industry sector for the three months ended March 31, 2013 and 2012 (in millions, except percentages):

	Three Months Ended March 31,		Increase / (Decrease)
Industry Sector	2013	2012	Dollars	Percentage
Consumer, Travel & Automotive	$121.9	$116.3	$5.6	5%
Financial Services	93.7	71.9	21.8	30%
Government, Health & Education	30.9	27.8	3.1	11%
Energy Services	26.7	22.0	4.7	21%
Technology & Communications	19.4	22.4	(3.0)	(13)%

Total service revenues	$292.6	$260.4	$32.2	12%

See Service Revenues by Operating Segment below for discussion of service revenues by reportable segment and industry sector. Service revenues in the United States increased 12%, while international service revenues increased 13%. In constant currency terms, total service revenues increased 13% in the three months ended March 31, 2013 compared to the same period in 2012.

Utilization, which represents the percentage of our delivery personnel’s time spent on billable client work, was 71% for the three months ended March 31, 2013, compared to 70% for the same period in 2012. Our average delivery personnel peoplecount for the three months ended March 31, 2013 increased 9% compared to the same period in 2012, which was in line with service revenue growth. Contractor and consultant usage, measured by expense, increased by 13% for the three months ended March 31, 2013 compared to the same period in 2012, based on our needs in specialized areas for certain client contracts.

Our five largest clients, in the aggregate, accounted for 21% of our service revenues for the three months ended March 31, 2013, compared to 20% for the same period in 2012. For the three months ended March 31, 2013 and 2012, no individual client accounted for more than 10% of our service revenues. Long-Term and Retainer Revenues represented 55% of our total service revenues for the three months ended March 31, 2013, compared to 50% for the same period in 2012. Long-Term and Retainer Revenues are revenues from contracts with durations of at least twelve months, and from applications management and long-term support assignments, which are cancelable.

Project Personnel Expenses

Project personnel expenses consist primarily of compensation and employee benefits for personnel dedicated to client assignments, contractors and consultants and other direct expenses incurred to complete assignments that were not reimbursed by the client. These expenses represent the most significant costs we incur in providing our services. The following table presents project personnel expenses for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,			Percentage
	2013	2012	Increase	Increase
Project personnel expenses	$206,745	$183,770	$22,975	13%
Project personnel expenses as a percentage of service revenues	71%	71%	0 points

The increase in project personnel expenses for the three months ended March 31, 2013 was a direct result of our service revenue growth, as we increased delivery personnel peoplecount, use of contractors and consultants and certain other direct expenses in order to fulfill the increase in demand for our services. To a lesser extent, project personnel expenses increased due to the three acquisitions we completed during the quarters ended December 31, 2012 and March 31, 2013. Compensation and benefit expenses increased $18.6 million, due to the 9% increase in average peoplecount and the aforementioned acquisitions. Contractor and consultant expense increased $2.4 million as our need for contractors and consultants in specialized areas for certain client contracts increased. Travel expense increased $1.1 million based on client project needs. Other project personnel expenses increased, in the aggregate, by $0.9 million.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of compensation, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses. The following table presents selling and marketing expenses for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,			Percentage
	2013	2012	Increase	Increase
Selling and marketing expenses	$11,792	$10,695	$1,097	10%
Selling and marketing expenses as a percentage of service revenues	4%	4%	0 points

The increase in selling and marketing expenses for the three months ended March 31, 2013 was primarily due to an increase of $0.7 million in compensation and benefit expenses, relating to an increase in average peoplecount. Other selling and marketing expenses increased, in the aggregate, by $0.4 million.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative functions, and depreciation and occupancy expenses. The following table presents general and administrative expenses for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,			Percentage
	2013	2012	Increase	Increase
General and administrative expenses	$54,002	$46,713	$7,289	16%
General and administrative expenses as a percentage of service revenues	18%	18%	0 points

The increase in general and administrative expenses for the three months ended March 31, 2013 was due to the following factors:

•	compensation and benefit expenses increased by $2.4 million, due to an increase in average general and administrative peoplecount;

•

the net impact of currency gains and losses resulted in an increase in general and administrative expenses of $2.0 million, as net losses of $1.8 million were recorded in the three months ended March 31, 2013, compared to net gains of $0.2 million in the three months ended March 31, 2012;

•

depreciation expense increased by $1.4 million, primarily due to the acceleration of depreciation of leasehold improvement and leased building assets as part of office moves and expansions during 2012 and the three months ended March 31, 2013;

•

losses on disposals of property and equipment increased by $0.8 million, primarily due to write-offs of leasehold improvement assets at certain office locations due to expansions and renovations of those offices; and

•	other general and administrative expenses increased, in the aggregate, by $0.7 million.

Restructuring and Other Related Charges (Benefits)

Restructuring and other related charges (benefits) were $2.0 million and $(0.1) million for the three months ended March 31, 2013 and 2012, respectively. The net charges recorded in the three months ended March 31, 2013 included $2.0 million of cash and other termination benefits for 80 employees whose positions were made redundant. This action was taken in order to improve efficiency based on our revenue mix, skills mix and leverage model. Also included was a benefit of

$(5,000) related to changes in the estimated costs to be incurred in connection with a previously restructured office lease. The benefits recorded in the three months ended March 31, 2012 were related to changes in estimated future costs to be incurred on two previously restructured leases.

Amortization of Purchased Intangible Assets

Purchased intangible assets consist of customer lists and customer relationships, non-compete and non-solicitation agreements, intellectual property and tradenames acquired in business combinations. Amortization of purchased intangible assets was $3.7 million and $2.6 million for the three months ended March 31, 2013 and 2012, respectively. The increase in amortization expense was primarily due to additional amortization expense related to the new intangible assets acquired in connection with the three acquisitions which occurred during the quarters ended March 31, 2013 and December 31, 2012.

Acquisition Costs and Other Related Charges

Acquisition costs and other related charges include expenses associated with third-party professional services we utilize related to the evaluation of potential targets and the execution of successful acquisitions. Although we may incur costs to evaluate targets, the related potential transaction(s) may never be consummated. Acquisition costs and other related charges also include changes in the fair value of contingent consideration liabilities recorded as the result of acquisitions. These liabilities must be measured at fair value on the acquisition date, and until these liabilities are settled, they must be remeasured at fair value each reporting period, with the changes included in earnings. Acquisition costs and other related charges were $0.9 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively. Third-party costs increased, while remeasurements of the fair values of contingent consideration liabilities decreased, in the three months ended March 31, 2013 as compared to the same period in the prior year.

We recorded contingent consideration liabilities as the result of our acquisitions of D&D Holdings Limited (“DAD”) in 2011, (m)Phasize, LLC in 2012, and iThink in 2013. We expect to record quarterly remeasurements of the fair values of these liabilities until they are settled at various points in time through 2015. Acquisition costs and other related charges recorded in the three months ended March 31, 2013 and 2012 included (benefits) expenses of $(0.3) million and $0.8 million, respectively, relating to the remeasurement of the fair values of these contingent consideration liabilities. We may also continue to incur additional acquisition costs and other related charges in future periods resulting from the evaluation of potential acquisition targets.

Impairment of Intangible Asset

As of March 31, 2013, we performed an impairment review of the customer list intangible asset obtained in our acquisition of Nitro in 2009. The impairment review was triggered by certain legacy Nitro customers having notified us during the three months ended March 31, 2013 of their intentions to cease or reduce purchases of our services. In the first step of the impairment review, the undiscounted net cash flows expected to be generated by the asset were compared to the carrying value of the asset. The carrying value of the asset exceeded the undiscounted net cash flows expected to be generated by the asset, indicating that the carrying value was not recoverable. In the second step, the impairment amount of $1.5 million was determined as the amount by which the asset’s carrying amount exceeded its fair value, which was estimated using a discounted cash flow approach. In estimating the undiscounted future net cash flows expected to be generated by this intangible asset, management considered the following factors: actual customer attrition rates since the acquisition date; expected future attrition rates; estimated undiscounted net cash flows generated by the intangible asset since the acquisition date; estimated undiscounted net cash flows expected to be generated by the intangible asset over its remaining expected useful life; and the expected remaining useful life of the intangible asset. In the course of this impairment review, management considered multiple future scenarios and the expected likelihood of those scenarios occurring, based on the information which was known to management at the time the review was performed. This impairment review involved the use of significant judgment by management, and different judgments could yield different results. The net book value of the Nitro customer list intangible asset was $1.5 million and $3.5 million as of March 31, 2013 and December 31, 2012, respectively.

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest income, which is derived from investments in U.S. government securities, bank time deposits and money market funds, and interest expense, consisting primarily of imputed interest on rent payments for leased properties of which we are considered the owner for accounting purposes. The following table presents interest and other income, net, for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,			Percentage
	2013	2012	Decrease	Decrease
Interest and other income, net	$872	$1,822	$(950)	(52)%

The decrease for the three months ended March 31, 2013 as compared to the same period in 2012 was due to higher interest expense relating to the two “build-to-suit” office properties in India which we occupied during the three months ended June 30, 2012.

Provision for Income Taxes

During the quarter ended March 31, 2013, we identified certain prior period errors which affected the income tax provisions and related tax balance sheet accounts for the interim and annual periods in the years ended December 31, 2006 through 2012. We have reflected the correction of all identified prior period errors in the periods in which they originated. For additional details, see Note 1, Basis of Presentation – Revision of Prior Period Financial Statements.

The provision for income taxes was $6.4 million and $8.5 million for the three months ended March 31, 2013 and 2012, respectively. Income tax is related to federal, state and foreign tax obligations. The decrease in tax expense was primarily related to a decrease in profit before taxes, changes in the mix of jurisdictional profits, and the discrete items relating to each period.

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions. For the three months ended March 31, 2013, our effective tax rate varied from the statutory tax rate primarily due to state income taxes, the tax rate differential attributable to income earned by our foreign subsidiaries and the related mix of jurisdictional profits, and changes in uncertain tax positions.

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2013, a valuation allowance is maintained against deferred tax assets associated with certain state tax net operating loss carryforwards. We also maintain a valuation allowance against certain foreign deferred tax assets, primarily in Switzerland, but we believe that deferred tax assets in our other foreign subsidiaries are more likely than not to be realized, and therefore, no valuation allowance has been recorded against these assets.

We had gross unrecognized tax benefits, including interest and penalties, of $29.7 million as of March 31, 2013 and $28.1 million as of December 31, 2012. The amount of unrecognized tax benefits that, if recognized, would result in a reduction of our effective tax rate were $27.1 million and $25.6 million as of March 31, 2013 and December 31, 2012, respectively. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2013 and December 31, 2012, accrued interest and penalties were $6.0 million and $5.3 million, respectively.

We conduct business globally, and as a result, we and our subsidiaries file income tax returns in the U.S. federal and state jurisdictions as well as various foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Germany, India, Switzerland, the United Kingdom and the United States. Our U.S. federal tax filings are open for examination for tax years 2009 through the present. The statutes of limitations in our other tax jurisdictions remain open for various periods between 2005 and the present. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in future open periods.

Although we believe our tax estimates are appropriate, the final determination of tax audits and proceedings could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of tax audits and proceedings, as well as the expiration of relevant statutes of limitations in the next twelve months could result in a decrease in our gross unrecognized tax benefits, including interest and penalties, of an amount between $7.5 million and $10.0 million.

Results by Operating Segment

We have discrete financial data by operating segments available based on our method of internal reporting, which disaggregates our operations. Operating segments are defined as businesses of the Company for which separate financial information is available to manage resources and evaluate performance.

We typically do not allocate certain marketing and general and administrative expenses to our operating segments because these activities and costs generally impact areas that support the operating segments and, therefore, are managed separately. We do not allocate certain restructuring and other related charges, amortization of purchased intangible assets, stock-based compensation expense, acquisition costs and other related charges, or interest and other income, net to the segments for the review of results by the Chief Operating Decision Maker (“CODM”). Asset information by operating segment is not reported to or reviewed by the CODM, and therefore, we have not disclosed asset information for the operating segments.

The following tables present the service revenues and income before income taxes attributable to our reportable segments for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Service Revenues:
SapientNitro	$195,846	$181,175
Sapient Global Markets	83,056	66,134
Sapient Government Services	13,736	13,070

Total service revenues	$292,638	$260,379

Income Before Income Taxes:
SapientNitro	$55,947	$53,465
Sapient Global Markets	24,395	18,138
Sapient Government Services	3,859	3,315

Total reportable segments operating income (1)	84,201	74,918
Less: reconciling items (2)	(71,295)	(57,566)

Total income before income taxes	$12,906	$17,352

(1)	Segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments. Segment operating income for the three months ended March 31, 2013 reflects restructuring charges allocated to the SapientNitro and Sapient Global Markets reportable segments in the amounts of $1.3 million and $0.4 million, respectively.
(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Centrally managed functions	$58,663	$50,569
Stock-based compensation expense	7,156	5,148
Restructuring and other related charges (benefits)	297	(76)
Amortization of purchased intangible assets	3,657	2,622
Acquisition costs and other related charges	900	1,125
Impairment of intangible asset	1,494	—
Interest and other income, net	(872)	(1,822)

Total reconciling items	$71,295	$57,566

Service Revenues by Operating Segment

The following table presents SapientNitro service revenues by industry sector for the three months ended March 31, 2013 and 2012 (in millions, except percentages):

	Three Months Ended March 31,		Increase / (Decrease)
Industry Sector	2013	2012	Dollars	Percentage
Consumer, Travel & Automotive	$121.9	$116.3	$5.6	5%
Financial Services	35.7	25.2	10.5	42%
Technology & Communications	19.4	22.4	(3.0)	(13)%
Government, Health & Education	15.6	13.6	2.0	15%
Energy Services	3.2	3.7	(0.5)	(14)%

Total SapientNitro service revenues	$195.8	$181.2	$14.6	8%

The increase in service revenues for the three months ended March 31, 2013 was primarily due to increases in demand for SapientNitro services in the Financial Services and Consumer, Travel & Automotive industry sectors, primarily from existing clients in those sectors. Revenues also increased due to the three acquisitions which we completed in the quarters ended March 31, 2013 and December 31, 2012. The decrease in the Technology & Communications sector was due to decreases in the volume of services provided to existing clients, and lost business. In constant currency terms, SapientNitro service revenues increased 9%.

The following table presents Sapient Global Markets service revenues by industry sector for the three months ended March 31, 2013 and 2012 (in millions, except percentages):

	Three Months Ended March 31,		Increase
Industry Sector	2013	2012	Dollars	Percentage
Financial Services	$58.0	$46.7	$11.3	24%
Energy Services	23.5	18.3	5.2	28%
Government, Health & Education	1.6	1.1	0.5	45%

Total Sapient Global Markets service revenues	$83.1	$66.1	$17.0	26%

The increase in service revenues for the three months ended March 31, 2013 was due to increases in demand in all sectors, primarily from existing clients. In constant currency terms, Sapient Global Markets service revenues increased 26%.

Service revenues for the Sapient Government Services operating segment (which are derived entirely from the Government, Health & Education industry sector) increased by $0.7 million, or 5%, for the three months ended March 31, 2013 compared to the same period in 2012, due to increases in demand for our services from certain significant clients in this segment.

Operating Income by Operating Segments

SapientNitro’s operating income as a percentage of related service revenues decreased to 29% for the three months ended March 31, 2013 from 30% for the same period in 2012, primarily due to the allocation of $1.3 million of severance-related restructuring charges to this segment during the three months ended March 31, 2013.

Sapient Global Markets’ operating income as a percentage of related service revenues increased to 29% for the three months ended March 31, 2013 from 27% for the same period in 2012, primarily due to a decrease in project personnel costs as a percentage of revenue, partially offset by the allocation of $0.4 million of severance-related restructuring charges to this segment during the three months ended March 31, 2013.

Sapient Government Services’ operating income as a percentage of related service revenues increased to 28% for the three months ended March 31, 2013 from 25% for the same period in 2012, due to decreases in project personnel and contractor and consultant expenses as percentages of service revenues.

Liquidity and Capital Resources

	March 31,	December 31,
	2013	2012
	(in thousands)
Cash, cash equivalents, restricted cash and marketable securities	$226,022	$253,501

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Summary of cash flow activities:
Net cash used in operating activities	$(9,407)	$(13,809)
Net cash used in investing activities	$(9,438)	$(8,180)
Net cash provided by financing activities	$1,492	$437

We invest our excess cash predominantly in money market funds, time deposits with maturities of 91 days or less, other cash equivalents, and mutual funds.

As of March 31, 2013 and December 31, 2012, we had $4.3 million and $11.9 million, respectively, held with various banks as collateral for letters of credit and performance bonds, and as escrow funds related to acquisitions, and those amounts are classified as “Restricted cash” on our consolidated and condensed balance sheets.

As of March 31, 2013, our total cash, cash equivalents, restricted cash and marketable securities balance included $58.7 million held by our U.S. entities and $167.3 million held by our foreign subsidiaries. If we need to access these overseas funds for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to reinvest the unremitted earnings of our foreign subsidiaries indefinitely, except for $38.1 million of unremitted earnings which as of March 31, 2013 were not reinvested indefinitely, and for which a deferred income tax liability has been recorded. Determination of the potential deferred tax liability on other unremitted earnings is not practicable because such liability, if any, would depend on circumstances existing if and when such remittance occurs. Our current plans do not demonstrate a need to repatriate any overseas funds to fund our U.S. operations.

In July 2012, we entered into a revolving credit facility under which we may request advances for general working capital purposes, in U.S. dollars, British pounds sterling and euros, not to exceed an equivalent of $20 million U.S. dollars in the aggregate. As of May 15, 2013, we had not drawn any advances under this facility. We believe that our existing cash, credit facility and other short-term investments will be sufficient to meet our working capital and capital expenditure requirements, investing activities, repurchases of common stock, and the expected cash outlays for our previously recorded restructuring activities, for at least the next 12 months.

Operating Activities

Net cash used in operating activities was $(9.4) million for the three months ended March 31, 2013. This resulted from net income of $6.5 million and the addition of net non-cash charges of $18.0 million, less a decrease of $(33.9) million in cash relating to changes in operating assets and liabilities. Decreases in accrued compensation accounted for $(22.6) million of the latter amount, due to payments of annual cash bonuses to employees for fiscal year 2012 performance (partially offset by 2013 bonus accruals). Net cash used in operating activities was $(13.8) million for the three months ended March 31, 2012. The change in net cash used in operating activities was due to an increase of $4.6 million in non-cash charges and a $2.2 million fluctuation in the impact of changes in operating assets and liabilities, offset by a $(2.4) million decrease in net income.

Days sales outstanding (“DSO”) is calculated based on the most recent three months of total gross revenues and period end balances of accounts receivable, unbilled revenues and deferred revenues. DSO increased to 65 days as of March 31, 2013 as compared to 63 days as of December 31, 2012. DSO is affected by changes in accounts receivable and unbilled revenues, which are related to the trend in service revenues, the timing of achieving certain project milestones and the timing of project billings. We expect our unbilled revenues to be short-term in nature, with a majority being billed within 90 days.

Investing Activities

Net cash used in investing activities was $(9.4) million for the three months ended March 31, 2013. This included the use of $(6.4) million for capital expenditures, primarily for the build-out of offices in various locations, and costs of internally developed software, and $(4.9) million used for the acquisition of 81% of iThink (net of cash acquired). Net cash used in investing activities was $(8.2) million for the three months ended March 31, 2012, including the use of $(10.2) million for capital expenditures, primarily for the build-out of offices in various locations, and costs of internally developed software.

Financing Activities

Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2013, consisting of $1.0 million of proceeds from stock option exercises and $0.5 million of tax benefits from stock awards. Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2012, primarily due to $0.5 million of proceeds from stock option exercises.

We use foreign currency option contracts to partially mitigate the effects of exchange rate fluctuations on revenues and operating expenses denominated in certain foreign currencies. Please see Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q for a discussion of our use of such derivative financial instruments.

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

We accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. As of March 31, 2013, we have recorded an accrual of $0.5 million related to all probable litigation losses where a reasonable estimate of the loss could be made.

We do not accrue for contingent losses that, in the judgment of management, are considered to be reasonably possible, but not probable. We currently estimate that the range of loss for all reasonably possible losses for which an estimate can be made is between $0 and $0.3 million.

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see Notes to Unaudited Consolidated and Condensed Financial Statements – Note 18. Recent Accounting Pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. The market values of fixed rate securities may be adversely impacted due to a rise in market interest rates, while floating rate securities may yield less income than expected if market interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, and we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. If the interest rate had fluctuated by 10%, the increase or decrease in value of our marketable securities would not have been material as of March 31, 2013 and our interest income would not have changed by a material amount for the three months ended March 31, 2013.

The estimated fair value of our marketable securities portfolio was $7.7 million as of March 31, 2013, which included $6.5 million of mutual funds and $1.2 million of auction rate securities (“ARS”). We do not intend to sell the remaining $1.4 million (amortized cost) of ARS classified as available-for-sale until a successful auction occurs, nor do we believe that we will be required to sell these securities at less than amortized cost before a successful auction occurs.

The estimated fair value of our marketable securities portfolio was $7.5 million as of December 31, 2012, which included $6.3 million of mutual funds and $1.2 million of ARS.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates because significant portions of our revenues, expenses, assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the British pound sterling, the euro, the Indian rupee and the Canadian dollar.

Foreign Currency

Foreign Currency Transaction Exposure

Foreign currency transaction exposure is derived primarily from intercompany transactions of a short-term nature and transactions with clients or vendors in currencies other than the functional currency of the legal entity in which the transaction is recorded. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency at each reporting period using period-end exchange rates and any resulting gain or loss as a result of currency fluctuations is recorded in “General and administrative expenses” in our consolidated and condensed statements of operations. Foreign currency transaction net losses of $1.8 million and net gains of $0.2 million were recorded for the three months ended March 31, 2013 and 2012, respectively.

We mitigate foreign currency transaction exposure by settling these types of transactions in a timely manner where practical, thereby limiting the amount of time that the resulting non-functional currency asset or liability remains outstanding and subject to exchange rate fluctuations.

Foreign Currency Translation Exposure

Foreign currency translation exposure is derived from the translation of the financial statements of our subsidiaries for which the functional currency is not the U.S. dollar into U.S. dollars for consolidated reporting purposes. These subsidiaries’ balance sheets are translated into U.S. dollars using period-end exchange rates and their statements of operations are translated into U.S. dollars using individual transactional exchange rates or average monthly exchange rates. Any difference between the period-end exchange rates and the transactional or average monthly rates is recorded in “Accumulated other comprehensive loss” in our consolidated and condensed balance sheets.

For the three months ended March 31, 2013, approximately 22% of our revenues and 44% of our operating expenses were generated by subsidiaries for which the functional currency is not the U.S. dollar and thus subject to foreign currency translation exposure, as compared to 22% and 47%, respectively, for the same period in 2012. In addition, 53% of our assets and 49% of our liabilities were subject to foreign currency translation exposure as of March 31, 2013, as compared to 50% of our assets and 45% of our liabilities as of December 31, 2012. We also have assets and liabilities in certain entities that are denominated in currencies other than the entity’s functional currency and are subject to foreign currency transaction exposure, as described above.

Approximately 15% of our operating expenses for the three months ended March 31, 2013 were incurred by foreign subsidiaries whose functional currency is the Indian rupee. Because we have minimal associated revenues in Indian rupees, any significant movement in the exchange rate between the U.S. dollar and the Indian rupee has a significant impact on our operating expenses and operating profit. Approximately 8% and 1% of our service revenues for the three months ended March 31, 2013 were generated by foreign subsidiaries whose functional currencies are the British pound sterling and the euro, respectively. Any significant movements in the exchange rates between the U.S. dollar and the British pound sterling, and the U.S. dollar and the euro, have a significant impact on our service revenues and operating income. We manage these exposures through a risk management program which is designed to mitigate our exposure to operating expenses incurred by foreign subsidiaries whose functional currency is the Indian rupee and operating margins in foreign subsidiaries whose functional currencies are the British pound sterling and the euro. This program includes the use of derivative financial instruments which are not designated as accounting hedges. As of March 31, 2013, we had option contracts outstanding in the notional amount of approximately $36.8 million ($27.6 million for our Indian rupee contracts, $7.6 million for our British pound sterling contracts, and $1.6 million for our euro contracts). Because these instruments are option collars that are settled on a net basis with the counterparty banks, we have not recorded the gross underlying notional amounts in our consolidated and condensed balance sheet as of March 31, 2013. Realized and unrealized gains and losses on foreign exchange option contracts are included in “General and administrative expenses” in the consolidated and condensed statements of operations. The following table presents net realized and unrealized gains or losses on our option contracts for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net realized gain on foreign exchange option contracts not designated as accounting hedges	$177	$318
Net unrealized gain (loss) on foreign exchange option contracts not designated as accounting hedges	274	(107)

Total	$451	$211

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

	Maximum Losses Resulting from Changes in Underlying Average Exchange Rates of:
Currency	10%	15%	20%
Indian rupee	$1.1	$2.3	$3.3
British pound sterling	$0.7	$1.0	$1.4
Euro	$0.2	$0.2	$0.3

Open option positions as of March 31, 2013 expire in April, May and June of 2013 and, therefore, any realized losses in respect to these positions after March 31, 2013 would be recognized in the three months ending June 30, 2013.

For additional quantitative and qualitative disclosures about market risk affecting Sapient, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management has conducted an evaluation, under the supervision of and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of March 31, 2013 were effective.

Changes in Internal Control Over Financial Reporting

Although we identified certain prior period errors that required us to revise in this Form 10-Q prior period financial statements, there were no changes in the design of our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuously evaluating the quality of our internal control over financial reporting, and in particular our global mobility and income taxes areas, and have made important improvements in our internal control processes over time, including but not limited to the hiring of additional skilled and experienced personnel resulting in a corresponding increase in the quality and execution of our internal controls. The identification of those prior period errors is, in fact, the result of the continuous improvements made in the controls over our global mobility and tax accounting functions.

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

For further information regarding our legal proceedings and claims, see Note 6, Commitments and Contingencies, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

The following description of risk factors includes any material changes to and supersedes the description of risk factors associated with the Company’s business previously disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2012. You should carefully consider the following risk factors, which could materially impact our business and which could cause our actual business, financial condition or future results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

We have offices throughout the world. Our international operations account for a significant percentage of our total revenues, and our GDD model is a key component of our ability to deliver our services successfully. Our international operations are subject to inherent risks, including:

•	economic recessions in foreign countries;

•	fluctuations in currency exchange rates or impositions of restrictive currency controls;

•	political instability, war or military conflict;

•	changes in regulatory requirements;

•	complexities and costs in effectively managing multi-national operations and associated internal controls and procedures;

•	significant changes in immigration policies or difficulties in obtaining required immigration approvals for international assignments;

•	restrictions imposed on the import and export of technologies in countries where we operate;

•	tightened credit markets in particular geographies;

•	limitations on our ability to repatriate cash from our foreign subsidiaries;

•	reduced protection for intellectual property in some countries; and

•	increasing complexities in complying with multi-national tax law and changes in such laws.

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

We are dependent upon, and may be adversely impacted by, the performance of third parties on certain complex engagements.

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

Jerry A. Greenberg, current Co-Chairman of the Board of Directors and former Chief Executive Officer of the Company, and J. Stuart Moore, former Co-Chairman of the Board of Directors and Co-Chief Executive Officer and current member of our Board of Directors, hold, in the aggregate, approximately 12% of the outstanding shares of our common stock as of May 14, 2013. As a result, they have the ability to substantially influence and, in some cases, may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors. Messrs. Greenberg and Moore also beneficially own substantial holdings not represented by this percentage over which they have no voting or dispositive powers.

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

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Alan J. Herrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Alan J. Herrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Joseph S. Tibbetts, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Exhibits filed herewith.
**	Exhibits furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAPIENT CORPORATION

Signature	Title	Date

/s/ Alan J. Herrick	Co-Chairman of the Board of Directors,	May 15, 2013
Alan J. Herrick	President and Chief Executive Officer (Principal Executive Officer)

/s/ Joseph S. Tibbetts, Jr.	Senior Vice President and Chief Financial Officer	May 15, 2013
Joseph S. Tibbetts, Jr.	(Principal Financial Officer)