Form 10-Q
period 2013-09-30
SAPIENT CORP
filed 2013-11-05
CIK 1008817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2013
Common Stock, $0.01 par value per share	140,191,180 shares

SAPIENT CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included in this Quarterly Report on Form 10-Q, including those related to our cash and liquidity resources, our cash outlays, our expenditures relating to restructuring and timing for balance payoff, future dividend payments, investing activities, repurchases of our common stock, the nature of our unbilled revenues, our tax rate, our tax estimates and deferred tax assets, the outcome of tax audits and the expiration of tax statutes of limitations, including the impact on our gross unrecognized tax benefits, our intercompany transactions, the effects of restructuring certain subsidiaries, our accrual of contingent liabilities, the impact of acquisitions and acquisition costs and related contingent consideration liabilities and our expected goodwill, costs related to the evaluation of potential acquisition targets, our compensation expense, including with respect to our restricted stock units, the ability of our insurance to cover our indemnification arrangements and our fair value estimates of such arrangements, the effects of changes in interest rates and currency exchange rate fluctuations, the impact of new accounting pronouncements and policies, our use of cash, the temporary nature of certain impairments, our assumptions underlying certain impairment reviews, our revenue recognition, anticipated revenue from our services, including traditional IT consulting services, anticipated client contractual demands, the impact of the recent U.S. government shutdown on our revenues, our ability to meet working capital and capital expenditure requirements, investing activities, stock repurchases and expected cash outlays, the outcome of litigation and the impact of any losses as a result, our accruals for litigation and other loss contingencies, our Global Distributed Delivery model results, benefits of our relationships and strategic alliances, the alignment of our sales professionals, our employee relationships, our competition and our principal competitive factors, our ability to estimate required resources for client arrangements, our technology platforms, our reinvestment of unremitted earnings and our plans regarding whether or not to repatriate overseas funds, our expectations regarding fixed-price contracts and lease extensions, our interest rate risk, and our expectations regarding our financial systems improvements, as well as any statement other than statements of historical facts are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part II, Item 1A, Risk Factors, and elsewhere in this Quarterly Report on Form 10-Q. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Quarterly Report on Form 10-Q was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated and Condensed Financial Statements

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2013	2012
	(In thousands, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$272,756	$234,038
Marketable securities, current portion	7,310	6,321
Restricted cash, current portion	101	9,026
Accounts receivable, net of allowance for doubtful accounts of $0 at September 30, 2013 and December 31, 2012	175,618	168,951
Unbilled revenues	104,865	71,842
Deferred tax assets, current portion	16,281	15,809
Prepaid expenses and other current assets	44,742	43,791

Total current assets	621,673	549,778
Marketable securities, noncurrent portion	—	1,202
Restricted cash, noncurrent portion	2,042	2,914
Property and equipment, net	83,166	80,661
Purchased intangible assets, net	24,068	35,050
Goodwill	134,359	128,628
Other noncurrent assets	8,914	8,651

Total assets	$874,222	$806,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,166	$26,937
Accrued expenses	48,892	52,584
Accrued compensation	105,422	98,106
Accrued restructuring costs, current portion	383	129
Income taxes payable	17,427	8,273
Deferred revenues	23,326	27,682

Total current liabilities	220,616	213,711
Accrued restructuring costs, noncurrent portion	94	246
Deferred tax liabilities, noncurrent portion	20,798	19,892
Other long-term liabilities	66,440	66,561

Total liabilities	307,948	300,410

Commitments and contingencies (Note 6)
Noncontrolling interest subject to put provisions (Note 9)	923	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 144,326,146 and 142,171,451 shares issued, and 140,120,721 and 138,018,416 shares outstanding at September 30, 2013 and December 31, 2012, respectively	1,443	1,422
Additional paid-in capital	578,160	561,063
Treasury stock, at cost, 4,205,425 and 4,153,035 shares at September 30, 2013 and December 31, 2012, respectively	(44,435)	(43,755)
Accumulated other comprehensive loss	(40,328)	(26,016)
Retained earnings	70,511	13,760

Total Sapient Corporation stockholders’ equity and total equity	565,351	506,474

Total liabilities and stockholders’ equity	$874,222	$806,884

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenues:
Service revenues	$323,793	$288,467	$930,765	$827,835
Reimbursable expenses	11,087	10,801	33,705	29,690

Total gross revenues	334,880	299,268	964,470	857,525

Operating expenses:
Project personnel expenses	218,977	194,543	637,258	570,895
Reimbursable expenses	11,087	10,801	33,705	29,690

Total project personnel expenses and reimbursable expenses	230,064	205,344	670,963	600,585
Selling and marketing expenses	11,968	11,221	36,754	33,146
General and administrative expenses	52,136	46,652	159,657	141,608
Restructuring and other related (benefits) charges	(28)	(19)	1,955	(109)
Amortization of purchased intangible assets	3,007	2,744	9,927	8,111
Acquisition costs and other related (benefits) charges	(1,268)	1,121	(1,652)	2,714
Impairment of intangible asset	596	—	2,090	—

Total operating expenses	296,475	267,063	879,694	786,055

Income from operations	38,405	32,205	84,776	71,470
Interest and other income, net	1,340	812	3,412	3,713

Income before income taxes	39,745	33,017	88,188	75,183
Provision for income taxes	12,986	12,041	31,612	31,200

Net income	26,759	20,976	56,576	43,983
Less: Net loss attributable to noncontrolling interest	(88)	—	(175)	—

Net income attributable to stockholders of Sapient Corporation	$26,847	$20,976	$56,751	$43,983

Basic net income per share attributable to stockholders of Sapient Corporation	$0.19	$0.15	$0.41	$0.32

Diluted net income per share attributable to stockholders of Sapient Corporation	$0.19	$0.15	$0.40	$0.31

Weighted average common shares	139,959	136,883	139,202	138,544
Weighted average dilutive common share equivalents	2,302	3,275	3,731	3,979

Weighted average common shares and dilutive common share equivalents	142,261	140,158	142,933	142,523

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$26,759	$20,976	$56,576	$43,983

Other comprehensive income (loss):
Foreign currency translation adjustments	2,614	10,591	(14,449)	9,526

Net unrealized (loss) gain on available-for-sale investments, net of taxes	(55)	17	1	21
Reclassification adjustment for realized loss on available-for-sale investments, net of taxes (1)	—	—	28	—

Net unrealized (loss) gain on available-for-sale investments	(55)	17	29	21

Other comprehensive income (loss)	2,559	10,608	(14,420)	9,547

Total comprehensive income	29,318	31,584	42,156	53,530
Comprehensive loss attributable to noncontrolling interest	(92)	—	(282)	—

Comprehensive income attributable to stockholders of Sapient Corporation	$29,410	$31,584	$42,438	$53,530

(1)	Reclassification for realized loss on available-for-sale investments is presented in “Interest and other income, net”

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$56,576	$43,983
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(608)	9,430
Unrealized loss (gain) on financial instruments	88	(580)
Loss recognized on disposition of fixed assets	1,043	334
Depreciation expense	20,233	17,159
Amortization of purchased intangible assets	9,927	8,111
Loss recognized on sale of available-for-sale marketable securities	28	—
Impairment of intangible asset	2,090	—
Stock-based compensation expense	23,142	17,386
Excess tax benefits from exercise and release of stock-based awards	(2,024)	(10,611)
Non-cash restructuring charges	146	—
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(6,659)	(16,665)
Unbilled revenues	(32,984)	(7,686)
Prepaid expenses and other current assets	5,773	(10,837)
Other noncurrent assets	(144)	(371)
Accounts payable	907	(4,399)
Other accrued liabilities	6,550	11,816
Accrued compensation	(72)	(6,726)
Accrued restructuring costs	(56)	(340)
Deferred revenues	(4,979)	(4,069)
Other long-term liabilities	(3,525)	(3,829)

Net cash provided by operating activities	75,452	42,106

Cash flows from investing activities:
Purchases of property and equipment and cost of internally developed software	(27,201)	(28,406)
Proceeds from sale of property and equipment	—	32
Cash paid for acquisitions of businesses, net of cash acquired	(4,993)	—
Maturities of marketable securities classified as available-for-sale	—	1,900
Sales of marketable securities classified as available-for-sale	1,372	—
Purchases of marketable securities classified as available-for-sale	(1,916)	(326)
Acquisition of cost method investment	(200)	—
Cash paid on financial instruments, net	(1,624)	(78)
Change in restricted cash balances	3,941	(891)

Net cash used in investing activities	(30,621)	(27,769)

Cash flows from financing activities:
Principal payments under capital lease obligations	—	(47)
Excess tax benefits from exercise and release of stock-based awards	2,024	10,611
Proceeds from issuance of common stock under stock plans	2,703	1,073
Repurchases of common stock	—	(44,603)

Net cash provided by (used in) financing activities	4,727	(32,966)

Effect of exchange rate changes on cash and cash equivalents	(10,840)	5,744

Net increase (decrease) in cash and cash equivalents	38,718	(12,885)
Cash and cash equivalents at beginning of period	234,038	212,406

Cash and cash equivalents at end of period	$272,756	$199,521

Supplemental cash flow information:
Non-cash investing transactions:
Purchases of property and equipment for which cash had not been paid as of period end	$2,254	$7,857
Settlement of acquisition-related contingent consideration through releases from escrow	$5,520	$4,686

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Certain items for the three and nine months ended September 30, 2012 and as of the year ended December 31, 2012 have been reclassified to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

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

The effects of these prior period errors on the consolidated financial statements are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
Revised Consolidated and Condensed Statements of Operations Amounts	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
Project personnel expenses	$764,843	$1,503	$766,346	$691,041	$1,442	$692,483	$564,407	$1,219	$565,626
General and administrative expenses	191,599	793	192,392	171,759	730	172,489	150,800	714	151,514
Income before income taxes	108,691	(2,296)	106,395	110,419	(2,172)	108,247	67,203	(1,933)	65,270
Provision for income taxes	43,450	87	43,537	37,743	472	38,215	24,525	105	24,630
Net income	65,241	(2,383)	62,858	72,676	(2,644)	70,032	42,678	(2,038)	40,640
Basic net income per share	$0.47	$(0.02)	$0.45	$0.53	$(0.02)	$0.51	$0.32	$(0.01)	$0.31
Diluted net income per share	$0.46	$(0.02)	$0.44	$0.51	$(0.02)	$0.49	$0.31	$(0.02)	$0.29

	Three Months Ended December 31, 2012			Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
Revised Consolidated and Condensed Statements of Operations Amounts	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
Project personnel expenses	$195,083	$368	$195,451	$194,175	$368	$194,543	$569,760	$1,135	$570,895
General and administrative expenses	50,582	202	50,784	46,450	202	46,652	141,017	591	141,608
Income before income taxes	31,782	(570)	31,212	33,587	(570)	33,017	76,909	(1,726)	75,183
Provision for income taxes	12,192	145	12,337	12,100	(59)	12,041	31,258	(58)	31,200
Net income	19,590	(715)	18,875	21,487	(511)	20,976	45,651	(1,668)	43,983
Basic net income per share	$0.14	$—	$0.14	$0.16	$(0.01)	$0.15	$0.33	$(0.01)	$0.32
Diluted net income per share	$0.14	$(0.01)	$0.13	$0.15	$—	$0.15	$0.32	$(0.01)	$0.31

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
Revised Consolidated and Condensed Statements of Comprehensive Income	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
Net income	$21,487	$(511)	$20,976	$45,651	$(1,668)	$43,983

Other comprehensive loss:
Foreign currency translation adjustments	10,591	—	10,591	9,526	—	9,526
Net unrealized gain on available for-sale-securities	17	—	17	21	—	21

Other comprehensive loss	10,608	—	10,608	9,547	—	9,547

Comprehensive income	$32,095	$(511)	$31,584	$55,198	$(1,668)	$53,530

	As of December 31, 2012
Revised Consolidated and Condensed Balance Sheet Amounts	As previously reported	Adjustments	As revised
Restricted cash, current portion	$5,376	$3,650	$9,026
Unbilled revenues	72,013	(171)	71,842
Prepaid expenses and other current assets	36,311	7,480	43,791
Restricted cash, noncurrent portion	4,074	(1,160)	2,914
Goodwill	127,864	764	128,628
Total assets	796,321	10,563	806,884
Accrued expenses	48,860	3,724	52,584
Accrued compensation	83,885	14,221	98,106
Income taxes payable	942	7,331	8,273
Deferred revenues	27,163	519	27,682
Total current liabilities	187,916	25,795	213,711
Other long-term liabilities	67,721	(1,160)	66,561
Total liabilities	275,775	24,635	300,410
Retained earnings	27,832	(14,072)	13,760
Total stockholders’ equity	520,546	(14,072)	506,474
Total liabilities and stockholders’ equity	796,321	10,563	806,884

	Nine Months Ended September 30, 2012
Revised Consolidated and Condensed Statement of Cash Flows Amounts	As previously reported	Adjustments	As revised
Net income	$45,651	$(1,668)	$43,983
Loss recognized on disposition of fixed assets	253	81	334
Excess tax benefits from exercise and release of stock-based awards	—	(10,611)	(10,611)
Unbilled revenues	(7,709)	23	(7,686)
Other noncurrent assets	625	(996)	(371)
Accounts payable	(1,639)	(2,760)	(4,399)
Other accrued liabilities	(14,681)	26,497	11,816
Accrued compensation	(8,452)	1,726	(6,726)
Deferred revenues	(4,705)	636	(4,069)
Other long-term liabilities	8,131	(11,960)	(3,829)
Net cash provided by operating activities	41,138	968	42,106
Purchases of property and equipment and cost of internally developed software	(27,521)	(885)	(28,406)
Change in restricted cash	(887)	(4)	(891)
Net cash used in investing activities	(26,880)	(889)	(27,769)
Net cash used in financing activities	(32,966)	—	(32,966)
Effect of exchange rate changes on cash and cash equivalents	5,823	(79)	5,744
Decrease in cash and cash equivalents	(12,885)	—	(12,885)
Cash and cash equivalents at beginning of period	212,406	—	212,406
Cash and cash equivalents at end of period	199,521	—	199,521

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

The former owners of iThink are eligible to receive additional cash consideration of up to $11.7 million, which is contingent on the fulfillment of certain financial conditions during the three years ending December 31, 2015. Using a discounted cash flow method, the Company recorded an estimated contingent consideration liability of $0.7 million as of the acquisition date, and less than $0.1 million as of September 30, 2013. The Company will continue to assess the probability that the conditions will be fulfilled, and until the liability is fully settled, any subsequent changes in the estimated fair value of the liability will be reflected in “Acquisition costs and other related (benefits) charges” in the Company’s unaudited consolidated and condensed statements of operations. The contingent consideration liability is denominated in a foreign currency and, therefore, its value as reported in U.S. dollars on the Company’s unaudited consolidated and condensed balance sheet may also change from period to period due to currency exchange rate fluctuations.

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

Service revenues for iThink during the three and nine months ended September 30, 2013 were $0.7 million and $2.6 million, respectively. Net losses for iThink during the three and nine months ended September 30, 2013 were $0.6 million and $1.3 million, respectively.

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

The former members of (m)Phasize are eligible to receive additional consideration of up to $12.8 million, which is contingent on the fulfillment of certain financial conditions during the years ending December 31, 2013 and 2014. If such conditions are achieved, the consideration is payable under certain circumstances in cash or a combination of cash and common stock. Using a discounted cash flow method, the Company recorded an estimated contingent consideration liability of $6.1 million as of December 31, 2012 and $5.1 million as of September 30, 2013. The Company will continue to assess the probability that the conditions will be fulfilled, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. During the three and nine months ended September 30, 2013, the Company recorded an expense of $0.1 million and a benefit of $1.0 million, respectively, relating to the remeasurement of the fair value of the contingent liability, which are included in “Acquisition costs and other related (benefits) charges” in the Company’s unaudited consolidated and condensed statements of operations.

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

The acquisition date fair value, net of cash acquired, was $9.9 million for the purchase of 100% of Second Story’s outstanding shares. This total consisted of $6.0 million in cash, restricted stock with an estimated fair value of $2.1 million, and deferred stock consideration with an estimated fair value of $1.8 million. Of the cash amount paid, $0.9 million was placed into escrow; $0.5 million served as security for any claims made by the Company under the terms of an escrow agreement between the Company and the former owners of Second Story; and $0.4 million was related to final working capital adjustments. These escrow amounts were released to the former owners of Second Story during the three months ended March 31, 2013. The fair value of the restricted stock and deferred stock consideration was determined to be $10.19 per share, the 90-day trailing average closing price of the Company’s common stock on the acquisition date, less reductions of $0.3 million to reflect the impact of the selling restrictions, and $0.6 million to reflect the impact of the passage of time until the deferred stock will be issued. The acquisition of Second Story did not include any contingent consideration. However, the deferred stock consideration will be subject to a resale restriction period upon issuance in the event that the employment of the selling shareholders terminates prior to the contractual stock issuance dates. As a result, $0.3 million of the reduction in the value of the deferred stock consideration is being accounted for as compensation expense over the associated vesting periods. As of September 30, 2013, the fair value of the deferred stock consideration was $2.0 million.

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

The former shareholders of DAD are eligible to receive additional consideration of up to $20.9 million, which is contingent on the achievement of certain financial conditions within the period from July 1, 2011 to June 30, 2014. If such conditions are achieved, the consideration is payable under certain circumstances in cash, common stock or a combination of both. Using a discounted cash flow method, the Company recorded an estimated contingent consideration liability of $15.7 million as of the acquisition date, $13.7 million as of December 31, 2012, and $7.7 million as of September 30, 2013. At December 31, 2012, one of the financial conditions was achieved and, as a result, $4.8 million was released from escrow to the former shareholders of DAD during the three months ended March 31, 2013.

The Company will continue to assess the probability that the remaining conditions will be achieved, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. During the three and nine months ended September 30, 2013, the Company recorded benefits of $0.8 million and $1.1 million, respectively, compared to expenses of $0.5 million and $1.8 million for the three and nine months ended September 30, 2012, respectively, relating to the remeasurement of the fair value of the contingent liability, which are included in “Acquisition costs and other related (benefits) charges” in the Company’s unaudited consolidated and condensed statements of operations. The contingent consideration liability is denominated in a foreign currency and, therefore, its value as reported in U.S. dollars on the Company’s unaudited consolidated and condensed balance sheet may also change from period to period due to currency exchange rate fluctuations.

(3) Marketable Securities and Fair Value Disclosures

Marketable Securities

As of September 30, 2013 and December 31, 2012, all of the Company’s marketable securities were classified as available-for-sale and their estimated fair values were $7.3 million and $7.5 million, respectively.

The following table presents details of the Company’s marketable securities as of September 30, 2013 and December 31, 2012 (in thousands):

	Available-for-Sale Securities as of September 30, 2013				Available-for-Sale Securities as of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Mutual funds	$7,366	$25	$(81)	$7,310	$6,285	$46	$(10)	$6,321
Long-term:
Auction rate securities	—	—	—	—	1,400	—	(198)	1,202

Total	$7,366	$25	$(81)	$7,310	$7,685	$46	$(208)	$7,523

During the quarter ended June 30, 2013, one of the Company’s auction rate securities (“ARS”) holdings was redeemed by the issuer at its amortized cost of $1.0 million, resulting in no realized gain or loss. Also during the quarter ended June 30, 2013, the Company accepted an offer to sell an ARS holding with an amortized cost of $0.4 million, resulting in a realized loss of $28,000. This realized loss is included in “Interest and other income, net” in the Company’s unaudited consolidated and condensed statements of operations. As a result of these transactions, the Company no longer held any ARS as of June 30, 2013.

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

There were no other-than-temporary impairment losses recorded during the three or nine months ended September 30, 2013 or 2012. Any other-than-temporary impairment losses on marketable securities would be recorded in “Interest and other income, net” in the Company’s unaudited consolidated and condensed statements of operations.

Actual maturities of the Company’s marketable securities may differ from contractual maturities because some borrowers have the right to call or prepay the obligations. Gross gains and losses realized on sales of securities are calculated using the specific identification method, and no such gains or losses were recorded during the three or nine months ended September 30, 2013 and 2012.

Fair Value Disclosures

The Company records certain assets and liabilities at fair value. The following tables present the Company’s fair value hierarchy for its assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at September 30, 2013 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Financial assets:
Bank time deposits	Cash and cash equivalents	$—	$70,383	$—	$70,383
Money market fund deposits	Cash and cash equivalents	13,057	—	—	13,057
Mutual funds	Marketable securities, current portion	7,310	—	—	7,310
Indemnification assets associated with acquisitions, current	Prepaid expenses and other current assets	—	—	320	320
Indemnification assets associated with acquisitions, noncurrent	Other noncurrent assets	—	—	628	628

Total		$20,367	$70,383	$948	$91,698

		Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts	Accrued expenses	$—	$602	$—	$602
Contingent consideration liabilities associated with acquisitions	Other long-term liabilities	—	—	12,808	12,808

Total		$—	$602	$12,808	$13,410

		Fair Value Measurements at December 31, 2012 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Financial assets:
Auction rate securities	Marketable securities, net of current portion	$—	$—	$1,202	$1,202
Bank time deposits	Cash and cash equivalents	—	64,771	—	64,771
Money market fund deposits	Cash and cash equivalents	7,109	—	—	7,109
Mutual funds	Marketable securities, current portion	6,321	—	—	6,321
Indemnification assets associated with acquisitions	Prepaid expenses and other current assets	—	—	152	152

Total		$13,430	$64,771	$1,354	$79,555

		Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts	Accrued expenses	$—	$250	$—	$250
Contingent consideration liabilities associated with acquisitions	Other long-term liabilities	—	—	19,772	19,772
Other acquired liabilities	Accrued expenses	—	—	372	372

Total		$—	$250	$20,144	$20,394

The Company did not have any transfers of assets or liabilities between Level 1 and Level 2 or Level 3 of the fair value measurement hierarchy during the three or nine months ended September 30, 2013.

Level 1 assets consist of money market fund deposits and mutual funds that are traded in active markets with sufficient volume and frequency of transactions. The fair values of these assets were determined from quoted prices in active markets for identical assets.

Level 2 assets consist of bank time deposits and Level 2 liabilities consist of foreign exchange option contracts. The fair values of these assets and liabilities were determined from inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 assets included ARS investments structured with short-term interest rate reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of 10 years. At the end of each reset period, which occurs every seven to 35 days, investors can continue to hold the investments at par or sell the securities at auction provided there are willing buyers to make the auction successful. Level 3 assets and liabilities also include the following financial assets and liabilities, recorded as the result of acquisitions: indemnification assets, and contingent consideration liabilities.

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

The following table presents a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis for the nine months ended September 30, 2013 (in thousands):

	Level 3 Inputs
	Assets	Liabilities
Balance at December 31, 2012	$1,354	$20,144
New Level 3 liability (contingent consideration liability associated with acquisition)	—	689
Payment of contingent consideration liability	—	(4,797)
Indemnification assets recorded in acquisitions	1,049	—
Sale and redemption of auction rate securities	(1,202)	—
Changes in fair values of contingent consideration liabilities, included in acquisition costs and other related (benefits) charges	—	(2,729)
Changes in fair values of contingent consideration liabilities, included in currency translation adjustments	(101)	(127)
Increase in fair value of other acquired liability, included in general and administrative expenses	—	28
Payment of other acquired long-term liabilities	—	(400)
Settlement of indemnification asset through claw back of shares of common stock held in escrow	(152)	—

Balance at September 30, 2013	$948	$12,808

The Company’s non-financial assets and liabilities, which include goodwill and long-lived assets held and used, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, the Company would evaluate the non-financial assets and liabilities for impairment. If an impairment was to occur, the asset or liability would be recorded at its estimated fair value. During the three and nine months ended September 30, 2013, the Company recorded an impairment of its Nitro customer list intangible asset in the amount of $0.6 million and $2.1 million, respectively. See Note 12, Goodwill and Purchased Intangible Assets, for additional information.

(4) Stock-Based Compensation

Project personnel expenses, selling and marketing expenses and general and administrative expenses presented in the accompanying unaudited consolidated and condensed statements of operations include the following stock-based compensation expense amounts (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Project personnel expenses	$5,044	$3,887	$14,521	$11,572
Selling and marketing expenses	175	196	714	802
General and administrative expenses	2,933	1,690	7,907	5,012

Total stock-based compensation expense	$8,152	$5,773	$23,142	$17,386

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

The following table presents activity relating to stock options under all of the Company’s stock option plans during the nine months ended September 30, 2013 (in thousands, except prices):

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2012	1,245	$5.35
Options exercised	(643)	$4.13
Options forfeited/cancelled	(15)	$3.58

Outstanding as of September 30, 2013	587	$6.75

Outstanding, vested and exercisable as of September 30, 2013	587	$6.75

Aggregate intrinsic value of outstanding, vested and exercisable	$5,191

The aggregate intrinsic value of stock options exercised in the nine months ended September 30, 2013 and 2012 was $5.5 million and $3.2 million, respectively, determined at the exercise date. As of September 30, 2013, the weighted average remaining contractual term for stock options outstanding, vested, and exercisable was less than 1 year. As of September 30, 2013, there was no remaining unrecognized compensation expense related to non-vested stock options.

The following table presents activity relating to RSUs during the nine months ended September 30, 2013 (in thousands, except prices):

	Number of Shares Underlying Restricted Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2012	6,869	$7.03
Restricted units granted	2,697	$12.08
Restricted units vested	(2,273)	$12.48
Restricted units forfeited/cancelled	(423)	$11.12

Unvested as of September 30, 2013	6,870	$6.96

Expected to vest as of September 30, 2013	6,335	$6.96

The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2013 and 2012 was $12.08 and $12.23 per RSU, respectively. The aggregate intrinsic value of RSUs vested during the nine months ended September 30, 2013 and 2012 was $28.1 million and $23.9 million, respectively. As of September 30, 2013, the aggregate intrinsic value of non-vested RSUs, net of estimated forfeitures, was $107.2 million. As of September 30, 2013, unrecognized compensation expense related to non-vested RSUs was $59.6 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.5 years.

(5) Net Income Per Share

The following table presents the computation of basic and diluted net income per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income attributable to stockholders of Sapient Corporation	$26,847	$20,976	$56,751	$43,983
Basic net income per share:
Weighted average common shares outstanding	139,959	136,883	139,202	138,544

Basic net income per share attributable to stockholders of Sapient Corporation	$0.19	$0.15	$0.41	$0.32

Diluted net income per share:
Weighted average common shares outstanding	139,959	136,883	139,202	138,544
Weighted average dilutive common share equivalents	2,302	3,275	3,731	3,979

Weighted average common shares and dilutive common share equivalents	142,261	140,158	142,933	142,523

Diluted net income per share attributable to stockholders of Sapient Corporation	$0.19	$0.15	$0.40	$0.31

Anti-dilutive options and share-based awards not included in the calculation	3	2,512	10	1,657

Weighted average dilutive common share equivalents include the dilutive impact of deferred stock consideration and restricted stock associated with the acquisitions of Second Story, DAD, and Nitro Group Limited (“Nitro”, acquired in 2009). These shares are reflected in weighted average dilutive common share equivalents because they were contingent shares during the relevant periods presented.

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

The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. As of September 30, 2013, the Company has recorded an accrual of $0.3 million for loss contingencies, which represents the minimum amount of the probable range between $0.3 million and $5.0 million, related to all probable losses where a reasonable estimate could be made. This range includes a potential liability associated with non-income tax matters in certain of the Company’s foreign jurisdictions.

The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible, but not probable. As of September 30, 2013, the Company does not have any reasonably possible losses for which an estimate can be made.

(7) Restructuring and Other Related (Benefits) Charges

2013 – Restructuring Events

During the three and nine months ended September 30, 2013, the Company recorded a restructuring benefit of less than $0.1 million and a charge of $2.0 million, respectively, primarily related to cash severance and other termination benefits for 82 employees whose positions were made redundant. This action was taken primarily in order to improve efficiency based on our revenue mix, skills mix and leverage model. Of the total charges, $1.3 million and $0.5 million were allocated to the Company’s SapientNitro and Sapient Global Markets reportable segments, respectively.

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

During the three and nine months ended September 30, 2013, the Company recorded restructuring benefits associated with these 2011 restructuring events of $0.1 million, relating to changes in the estimated facility costs to be incurred.

The following table presents activity during the nine months ended September 30, 2013 related to all restructuring events (in thousands):

	2011 Restructuring Events	2013 Restructuring Events
	Facilities	Workforce	Totals
Balance at December 31, 2012	$375	$—	$375
2013 (benefits) provisions, net	(94)	2,049	1,955
Cash utilized	(108)	(1,770)	(1,878)
Foreign currency exchange rate effect	—	25	25

Balance at September 30, 2013	$173	$304	$477

The total remaining accrued restructuring balance of $0.5 million as of September 30, 2013 is expected to be paid in full by March 31, 2016.

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

For the three and nine months ended September 30, 2013, the Company recorded income tax provisions of $13.0 million and $31.6 million, respectively, compared to $12.0 million and $31.2 million for the three and nine months ended September 30, 2012. Income tax is related to federal, state, and foreign tax obligations. The changes in tax expense were primarily related to fluctuations in profit before taxes, changes in the mix of jurisdictional profits, and the discrete items relating to each period.

For the three and nine months ended September 30, 2013, the Company’s effective tax rate varied from the statutory tax rate primarily due to state income taxes, the tax rate differential attributable to income earned by the Company’s foreign subsidiaries and the related mix of jurisdictional profits, and changes in uncertain tax positions.

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

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2013, a valuation allowance is maintained against deferred tax assets associated with certain state tax net operating loss carryforwards. The Company also maintains a valuation allowance against certain foreign deferred tax assets, primarily in Switzerland, but believes that deferred tax assets in its other foreign subsidiaries are more likely than not to be realized, and therefore, no valuation allowance has been recorded against these assets.

The Company had gross unrecognized tax benefits, including interest and penalties, of $31.4 million as of September 30, 2013 and $28.1 million as of December 31, 2012. The amounts of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate were $28.7 million and $25.6 million as of September 30, 2013 and December 31, 2012, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2013 and December 31, 2012, accrued interest and penalties were $6.2 million and $5.3 million, respectively.

The Company conducts business globally, and as a result, the Company and its subsidiaries file income tax returns in the U.S. federal and state jurisdictions as well as various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Germany, India, Switzerland, the United Kingdom and the United States. The Company’s U.S. federal tax filings are open for examination for tax years 2010 through the present. During the quarter ended September 30, 2013, the Company was notified by the Internal Revenue Service that its U.S. federal tax returns for the years ended December 31, 2010 through 2012 have been selected for examination. The statutes of limitations in the Company’s other tax jurisdictions remain open for various periods between 2005 and the present. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in future open periods.

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

On September 13, 2013, the U.S. Department of the Treasury and Internal Revenue Service released final tangible property regulations that provide guidance on the tax treatment regarding the deduction and capitalization of expenditures related to tangible property. While early adoption is available, the effective date to implement these regulations is for tax years beginning on or after January 1, 2014. The Company is currently assessing these rules and the impact to its financial statements, if any, but believe adoption of these regulations will not have a material impact on our consolidated results of operations, cash flows or financial position.

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

As of September 30, 2013, the Company’s potential obligations under these put options were approximately $0.9 million, of which $0 were exercisable.

The following table presents a roll forward of the noncontrolling interest subject to put provisions from the date of acquisition of iThink (January 16, 2013) through September 30, 2013 (in thousands):

2013
Beginning balance as of January 16, 2013	$1,205
Changes in Parent’s ownership interest in subsidiary	—
Changes in fair value of noncontrolling interest	—
Net loss	(175)
Other comprehensive income	(107)

Ending balance as of September 30, 2013	$923

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

The following tables present the service revenues and income before income taxes attributable to the Company’s reportable segments for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service Revenues:
SapientNitro	$219,784	$196,298	$628,325	$571,694
Sapient Global Markets	88,666	79,591	259,264	217,289
Sapient Government Services	15,343	12,578	43,176	38,852

Total service revenues	$323,793	$288,467	$930,765	$827,835

Income Before Income Taxes:
SapientNitro	$73,934	$64,293	$200,162	$179,815
Sapient Global Markets	28,288	26,041	80,615	65,393
Sapient Government Services	4,809	3,555	12,563	10,671

Total reportable segments operating income (1)	107,031	93,889	293,340	255,879
Less: reconciling items (2)	(67,286)	(60,872)	(205,152)	(180,696)

Total income before income taxes	$39,745	$33,017	$88,188	$75,183

(1)	Segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments. Segment operating income reflects restructuring charges allocated to the SapientNitro and Sapient Global Markets reportable segments consisting of immaterial amounts for the three months ended September 30, 2013, and $1.3 million and $0.5 million, respectively, for the nine months ended September 30, 2013.
(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Centrally managed functions	$58,167	$52,065	$174,886	$156,307
Stock-based compensation expense	8,152	5,773	23,142	17,386
Restructuring and other related (benefits) charges	(28)	(19)	171	(109)
Amortization of purchased intangible assets	3,007	2,744	9,927	8,111
Acquisition costs and other related (benefits) charges	(1,268)	1,121	(1,652)	2,714
Impairment of intangible asset	596	—	2,090	—
Interest and other income, net	(1,340)	(812)	(3,412)	(3,713)

Total reconciling items	$67,286	$60,872	$205,152	$180,696

(11) Geographic Data

The following tables present data for the geographic regions in which the Company operates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service revenues (1):
United States	$211,271	$177,064	$589,916	$512,803
International	112,522	111,403	340,849	315,032

Total service revenues	$323,793	$288,467	$930,765	$827,835

	September 30,	December 31,
	2013	2012
Long-lived tangible assets (2):
India	$35,238	$37,978
United States	33,484	31,557
United Kingdom	7,418	4,960
Rest of International	7,026	6,166

Total long-lived tangible assets (3)	$83,166	$80,661

(1)	Allocation of service revenues to individual countries is based on the location of the Sapient legal entity that contracts with the client.
(2)	Allocation of long-lived tangible assets to individual countries is based on the location of the Sapient legal entity that has title to the assets.
(3)	Reflects net book value of the Company’s property and equipment.

(12) Goodwill and Purchased Intangible Assets

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the nine months ended September 30, 2013 (in thousands):

	SapientNitro	Sapient Global Markets	Total
Goodwill as of December 31, 2012	$98,403	$30,225	$128,628
Acquisitions during the period	6,283	—	6,283
Foreign currency exchange rate effect	(531)	(21)	(552)

Goodwill as of September 30, 2013	$104,155	$30,204	$134,359

The following table summarizes purchased intangible assets as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer lists and customer relationships	$39,477	$(22,617)	$16,860	$48,330	$(24,216)	$24,114
Non-compete agreements	11,817	(9,688)	2,129	11,813	(7,276)	4,537
Intellectual property	5,757	(1,604)	4,153	5,747	(795)	4,952
Tradename	4,563	(3,637)	926	4,440	(2,993)	1,447

Total purchased intangible assets	$61,614	$(37,546)	$24,068	$70,330	$(35,280)	$35,050

Amortization expense related to purchased intangible assets was $3.0 million and $2.7 million for the three months ended September 30, 2013 and 2012, respectively, and $9.9 million and $8.1 million for the nine months ended September 30, 2013 and 2012, respectively. Estimated future amortization expense as of September 30, 2013 is $2.8 million for the remainder of 2013, $7.9 million for 2014, $5.0 million for 2015, $3.6 million for 2016, $2.8 million for 2017, and $2.0 million thereafter.

During the quarters ended September 30, June 30, and March 31, 2013, the Company performed impairment reviews of the customer list intangible asset obtained in its acquisition of Nitro in 2009. The impairment reviews were triggered by certain legacy Nitro customers having notified the Company of their intentions to cease or reduce purchases of the Company’s services. In the first step of the June 30, 2013 impairment review, the undiscounted net cash flows expected to be generated by the asset were compared to the carrying value of the asset. The undiscounted net cash flows expected to be generated by the asset were greater than the carrying value of the asset, and as a result no impairment was recorded during the three months ended June 30, 2013. In the first step of the September 30 and March 31, 2013 impairment reviews, the carrying value of the asset exceeded the undiscounted net cash flows expected to be generated by the asset, indicating that the carrying value was not recoverable. In the second step, the impairment amount of $0.6 million and $1.5 million recorded in the three months ended September 30 and March 31, 2013, respectively, was determined as the amount by which the asset’s carrying amount exceeded its fair value, which was estimated using a discounted cash flow approach.

In estimating the undiscounted future net cash flows expected to be generated by this intangible asset, management considered the following factors: actual customer attrition rates since the acquisition date; expected future attrition rates; estimated undiscounted net cash flows generated by the intangible asset since the acquisition date; estimated undiscounted net cash flows expected to be generated by the intangible asset over its remaining expected useful life; and the expected remaining useful life of the intangible asset. In the course of these impairment reviews, the Company considered multiple future scenarios and the expected likelihood of those scenarios occurring, based on the information which was known to management at the times the reviews were performed. These impairment reviews involved the use of significant judgment by management, and different judgments could yield different results. The net book value of the Nitro customer list intangible asset was $0.5 million and $3.5 million as of September 30, 2013 and December 31, 2012, respectively.

(13) Foreign Currency Exposures and Derivative Instruments

Foreign Currency Transaction Exposure

Foreign currency transaction exposure is derived primarily from intercompany transactions of a short-term nature and transactions with clients or vendors in currencies other than the functional currency of the legal entity in which the transaction is recorded. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency at each reporting period using period-end exchange rates, and any resulting gain or loss as a result of currency fluctuations is recorded in “General and administrative expenses” in the Company’s unaudited consolidated and condensed statements of operations. Foreign currency transaction net gains of $1.1 million and $0.2 million were recorded for the three months ended September 30, 2013 and 2012, respectively. Foreign currency transaction net losses of $0.7 million and net gains of $0.9 million were recorded for the nine months ended September 30, 2013 and 2012, respectively.

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

Currently, the Company enters into 30-day average rate instruments covering rolling periods of up to four months, with the following notional amounts outstanding as of September 30, 2013:

•	1.5 billion Indian rupees (approximately $24.0 million)

•	5.0 million British pounds sterling (approximately $8.1 million)

•	1.3 million euros (approximately $1.7 million)

Because these instruments are average rate option collars that are settled on a net basis with the counterparty banks, the Company has not recorded the gross underlying notional amounts in its unaudited consolidated and condensed balance sheets as of September 30, 2013 or December 31, 2012. Open option positions as of September 30, 2013 will settle in the three month period ending December 31, 2013. None of the Company’s derivative financial instruments qualified for hedge accounting.

The following table presents the fair values of the derivative liabilities recorded on the Company’s unaudited consolidated and condensed balance sheets as of September 30, 2013 and December 31, 2012 (in thousands):

		September 30,	December 31,
Derivative Instrument	Balance Sheet Classification	2013	2012
Foreign exchange option contracts (liability)	Accrued expenses	$602	$250

Realized and unrealized gains and losses on the Company’s foreign exchange option contracts are included in “General and administrative expenses” in the unaudited consolidated and condensed statements of operations. The following table presents the effect of net realized and unrealized gains and losses relating to the Company’s foreign exchange option contracts on its results of operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net realized (loss) gain on foreign exchange option contracts not designated as accounting hedges	$(1,701)	$139	$(1,625)	$74
Net unrealized gain (loss) on foreign exchange option contracts not designated as accounting hedges	683	434	(88)	580

Total	$(1,018)	$573	$(1,713)	$654

(14) Interest and Other Income, Net

The following table presents the components of interest and other income, net, for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income	$1,492	$1,378	$4,569	$4,082
Interest expense	(636)	(719)	(1,997)	(1,090)
Other income, net	484	153	840	721

Interest and other income, net	$1,340	$812	$3,412	$3,713

(15) Stockholders’ Equity

On May 9, 2012, the Board of Directors of the Company authorized a stock repurchase program of up to $100 million of the Company’s common stock within two years from the authorization date. Under the program, management of the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, the repurchases may be commenced or suspended at any time or from time to time, without prior notice. During the nine months ended September 30, 2013, the Company did not repurchase any shares of its common stock. Through September 30, 2013, the Company had settled repurchases of 4,230,039 shares of its common stock under this program at an average price of $10.54 per share for an aggregate purchase price of $44.6 million, including transaction costs. As of September 30, 2013, $55.4 million remained available for repurchase under this program.

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

During the three months ended March 31, 2013, the Company exercised an option to lease additional space in one of the leased buildings. Because the Company was involved with certain structural aspects of construction, the Company was considered the owner of the additional space for accounting purposes during the construction periods. As of September 30, 2013, the property asset balance and related financing obligation associated with the additional leased space were $2.1 million and $1.9 million, respectively.

During the three months ended September 30, 2013, the Company exercised an option to lease additional space in one of the leased buildings. Because the Company was involved with certain structural aspects of construction, the Company was considered the owner of the additional space for accounting purposes during the construction periods. As of September 30, 2013, the property asset balance and related financing obligation associated with the additional leased space were both $1.0 million.

As of December 31, 2012, the balances of the property assets and the related financing obligations (recorded in “Other long-term liabilities” on the Company’s unaudited consolidated and condensed balance sheets) were $23.0 million and $13.6 million, respectively. As of September 30, 2013, the balances of the property assets and the related financing obligations were $22.6 million and $14.8 million, respectively.

(17) Line of Credit

On July 11, 2012, Sapient International GmbH, a Switzerland subsidiary of the Company (the “Borrower”), entered into an uncommitted, multi-currency revolving credit facility (the “Facility”) with a bank. The Facility permits the Borrower to request advances for general working capital purposes, in U.S. dollars, British pounds sterling and euros, not to exceed an equivalent of $20 million U.S. dollars in the aggregate. For each advance, the Borrower requests a term of one, two, three or six months, or such other period to which the Borrower and the bank may agree. Each advance is due for repayment on the last day of the agreed-upon term, or upon demand by the bank or termination of the Facility. Each advance bears interest at an annualized rate equal to the London Interbank Offered Rate (“LIBOR”) benchmark rate in effect on the advance date and applicable to the relevant term, plus 2.25%. Interest is payable every three months, or at the end of the relevant advance term, if such term is less than three months. The Facility does not have a contractual term, but the bank may terminate the Facility at any time. The Facility does not include any financial covenants. Any obligations incurred by the Borrower under the Facility are guaranteed at all times by Sapient Corporation. As of November 5, 2013, the Borrower had not drawn any advances under the Facility.

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

In February 2013, the FASB issued ASU No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Companies are also required to disclose these reclassifications by each respective line item on the statements of operations. ASU 2013-02 is effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. The Company adopted ASU 2013-02 on January 1, 2013 and this adoption did not have a material impact on the Company’s financial results or disclosures. During the nine months ended September 30, 2013, the Company reclassified certain amounts relating to unrealized losses on marketable securities out of accumulated other comprehensive income, and the related disclosures have been presented in the unaudited consolidated and condensed statements of comprehensive income.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We help clients leverage marketing and technology to transform their businesses, enabling them to anticipate, navigate and leverage change to gain a competitive advantage and succeed in an increasingly connected, customer-centric environment. We market our services through three primary business units — SapientNitro, Sapient Global Markets, and Sapient Government Services — positioned at the intersection of marketing, business and technology. SapientNitro is a new breed of agency which helps clients tell their stories through seamless experiences across brand communications, digital engagement, and omni-channel commerce. SapientNitro offers services including integrated marketing and creative services, web and interactive development, traditional advertising, media planning and buying, strategic planning and marketing analytics, multi-channel commerce strategy and solutions including a significant focus on mobile, and content and asset management strategies and solutions. For simplicity of operations, SapientNitro also includes our traditional IT consulting services, which are currently, and are expected to remain, less than 10% of our total revenues. Sapient Global Markets provides business and technology services including integrated advisory, program management, analytics, technology and operations services to leaders in banking, investment management, energy and commodity industries, as well as to governments. A core focus area within Sapient Global Markets is trading and risk management, to which we bring more than 15 years of experience and a globally integrated service in derivatives processing. Sapient Government Services provides consulting, technology, and marketing services to U.S. governmental agencies, nonprofit organizations, and non-governmental organizations. Focused on driving long-term change and transforming the citizen experience, we use technology, marketing services and communications to help our clients become more accessible, transparent, and effective.

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

Summary of Results of Operations

The following table presents a summary of our results of operations for the three and nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
	2013	2012	Dollars	Percentage	2013	2012	Dollars	Percentage
Service revenues	$323,793	$288,467	$35,326	12%	$930,765	$827,835	$102,930	12%
Income from operations	$38,405	$32,205	$6,200	19%	$84,776	$71,470	$13,306	19%
Net income attributable to stockholders of Sapient Corporation	$26,847	$20,976	$5,871	28%	$56,751	$43,983	$12,768	29%

The increases in service revenues for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 were due primarily to higher demand for our services from new and existing customers and, to a lesser extent, revenues generated from acquisitions completed during the quarter ended December 31, 2012 ((m)Phasize, LLC and Second Story Inc.) and the quarter ended March 31, 2013 (iThink Comunicação e Publicidade Ltda., or “iThink”). Changing prices did not have a material impact on the fluctuations in service revenues. The increases in income from operations and net income were primarily due to the increases in service revenues and decreases in operating expenses as a percentage of service revenues.

Non-GAAP Financial Measures

In our quarterly earnings press releases and conference calls, we discuss two key measures that are not calculated according to generally accepted accounting principles (“GAAP”). The first non-GAAP measure is operating income, as reported on our unaudited consolidated and condensed statements of operations, excluding certain expenses and benefits, which we refer to as “non-GAAP income from operations”. The second measure calculates non-GAAP income from operations as a percentage of reported services revenues, which we refer to as “non-GAAP operating margin”. Management believes that these non-GAAP measures help illustrate underlying trends in our business. We use these measures to establish budgets and operational goals (communicated internally and externally), manage our business, and evaluate our performance. We exclude certain expenses and benefits from non-GAAP income from operations that we believe are not reflective of the underlying business trends and are not useful measures in determining our operational performance and overall business strategy. Because our reported non-GAAP financial measures are not calculated according to GAAP, these measures may not necessarily be comparable to GAAP or similarly described non-GAAP measures reported by other companies within our industry. Consequently, our non-GAAP financial measures should not be evaluated in isolation or supplant comparable

GAAP measures, but, rather, should be considered together with our unaudited consolidated and condensed financial statements, which are prepared in accordance with GAAP and are included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q. The following table reconciles income from operations as reported on our unaudited consolidated and condensed statements of operations to non-GAAP income from operations and GAAP operating margin to non-GAAP operating margin for the three and nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service revenues	$323,793	$288,467	$930,765	$827,835

GAAP income from operations	$38,405	$32,205	$84,776	$71,470
Stock-based compensation expense	8,152	5,773	23,142	17,386
Restructuring and other related (benefits) charges	(28)	(19)	1,955	(109)
Amortization of purchased intangible assets	3,007	2,744	9,927	8,111
Acquisition costs and other related (benefits) charges	(1,268)	1,121	(1,652)	2,714
Impairment of intangible asset	596	—	2,090	—

Non-GAAP income from operations	$48,864	$41,824	$120,238	$99,572

GAAP operating margin	11.9%	11.2%	9.1%	8.6%
Effect of adjustments detailed above	3.2%	3.3%	3.8%	3.4%

Non-GAAP operating margin	15.1%	14.5%	12.9%	12.0%

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

Summary of Critical Accounting Policies; Significant Judgments and Estimates

We have identified the accounting policies which are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during the three and nine months ended September 30, 2013 to the items disclosed in our summary of critical accounting policies, significant judgments and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Three and nine months ended September 30, 2013 compared to three and nine months ended September 30, 2012

The following table presents the components of our unaudited consolidated and condensed statements of operations as percentages of service revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Service revenues	100.0%	100.0%	100.0%	100.0%
Reimbursable expenses	3.4%	3.7%	3.6%	3.6%

Total gross revenues	103.4%	103.7%	103.6%	103.6%

Operating expenses:
Project personnel expenses	67.6%	67.4%	68.5%	69.0%
Reimbursable expenses	3.4%	3.7%	3.6%	3.6%

Total project personnel expenses and reimbursable expenses	71.0%	71.1%	72.1%	72.6%
Selling and marketing expenses	3.7%	3.9%	3.9%	4.0%
General and administrative expenses	16.1%	16.2%	17.2%	17.1%
Restructuring and other related (benefits) charges	0.0%	(0.0)%	0.2%	(0.0)%
Amortization of purchased intangible assets	0.9%	1.0%	1.1%	1.0%
Acquisition costs and other related (benefits) charges	(0.4)%	0.3%	(0.2)%	0.3%
Impairment of intangible asset	0.2%	0.0%	0.2%	0.0%

Total operating expenses	91.5%	92.5%	94.5%	95.0%

Income from operations	11.9%	11.2%	9.1%	8.6%
Interest and other income, net	0.4%	0.3%	0.4%	0.5%

Income before income taxes	12.3%	11.5%	9.5%	9.1%
Provision for income taxes	4.0%	4.2%	3.4%	3.8%

Net income	8.3%	7.3%	6.1%	5.3%
Less: Net loss attributable to noncontrolling interest	(0.0)%	—	(0.0)%	—

Net income attributable to stockholders of Sapient Corporation	8.3%	7.3%	6.1%	5.3%

Service Revenues

The following table presents service revenues by industry sector for the three months ended September 30, 2013 and 2012 (in millions, except percentages):

	Three Months Ended September 30,		Increase
Industry Sector	2013	2012	Dollars	Percentage
Consumer, Travel & Automotive	$133.0	$121.1	$11.9	10%
Financial Services	100.5	93.7	6.8	7%
Government, Health & Education	33.6	29.7	3.9	13%
Energy Services	27.4	22.5	4.9	22%
Technology & Communications	29.3	21.5	7.8	36%

Total service revenues	$323.8	$288.5	$35.3	12%

See Service Revenues by Operating Segment below for discussion of service revenues by reportable segment and industry sector. Service revenues in the United States increased 19%, while international service revenues increased 1%. In constant currency terms, total service revenues increased 13% in the three months ended September 30, 2013 compared to the same period in 2012.

Utilization, which represents the percentage of our delivery personnel’s time spent on billable client work, was 72% for the three months ended September 30, 2013, compared to 73% for the same period in 2012. Our average delivery personnel peoplecount for the three months ended September 30, 2013 increased 12% compared to the same period in 2012, which was in line with service revenue growth. Contractor and consultant usage, measured by expense, increased by 2% for the three months ended September 30, 2013 compared to the same period in 2012, based on our needs in specialized areas for certain client contracts.

Our five largest clients, in the aggregate, accounted for 16% of our service revenues for the three months ended September 30, 2013, compared to 21% for the same period in 2012. For the three months ended September 30, 2013 and 2012, no individual client accounted for more than 10% of our service revenues. Long-term and retainer revenues represented 50% of our total service revenues for the three months ended September 30, 2013, compared to 55% for the same period in 2012. Long-term and retainer revenues are revenues from contracts with durations of at least twelve months, and from applications management and long-term support assignments, which are cancelable.

The following table presents service revenues by industry sector for the nine months ended September 30, 2013 and 2012 (in millions, except percentages):

	Nine Months Ended September 30,		Increase
Industry Sector	2013	2012	Dollars	Percentage
Consumer, Travel & Automotive	$384.8	$362.5	$22.3	6%
Financial Services	290.8	247.9	42.9	17%
Government, Health & Education	95.9	85.8	10.1	12%
Energy Services	84.0	65.2	18.8	29%
Technology & Communications	75.3	66.4	8.9	13%

Total service revenues	$930.8	$827.8	$103.0	12%

See Service Revenues by Operating Segment below for discussion of service revenues by reportable segment and industry sector. Service revenues in the United States increased 15%, while international service revenues increased 8%. In constant currency terms, total service revenues increased 13% in the nine months ended September 30, 2013 compared to the same period in 2012.

Utilization, which represents the percentage of our delivery personnel’s time spent on billable client work, was 72% for the nine months ended September 30, 2013 and 2012. Our average delivery personnel peoplecount for the nine months ended September 30, 2013 increased 11% compared to the same period in 2012, which was in line with service revenue growth. Contractor and consultant usage, measured by expense, increased by 7% for the nine months ended September 30, 2013 compared to the same period in 2012, based on our needs in specialized areas for certain client contracts.

Our five largest clients, in the aggregate, accounted for 18% of our service revenues for the nine months ended September 30, 2013, compared to 21% for the same period in 2012. For the nine months ended September 30, 2013 and 2012, no individual client accounted for more than 10% of our service revenues. Long-term and retainer revenues represented 52% of our total service revenues for the nine months ended September 30, 2013 and 2012.

Project Personnel Expenses

Project personnel expenses consist primarily of compensation and employee benefits for personnel dedicated to client assignments, contractors and consultants and other direct expenses incurred to complete assignments that were not reimbursed by the client. These expenses represent the most significant costs we incur in providing our services. The following table presents project personnel expenses for the three and nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended September 30,				Percentage Increase
	2013	2012	Increase
Project personnel expenses	$218,977	$194,543	$24,434		13%
Project personnel expenses as a percentage of service revenues	68%	67%	1 point

	Nine Months Ended September 30,		Increase / (Decrease)		Percentage Increase
	2013	2012
Project personnel expenses	$637,258	$570,895	$66,363		12%
Project personnel expenses as a percentage of service revenues	68%	69%	(1 point	)

The increases in project personnel expenses for the three and nine months ended September 30, 2013 were a direct result of our service revenue growth, as we increased delivery personnel peoplecount, use of contractors and consultants and certain other direct expenses in order to fulfill the increase in demand for our services. To a lesser extent, project personnel expenses increased due to the three acquisitions we completed during the quarters ended December 31, 2012 and March 31, 2013. For the three months ended September 30, 2013, compensation and benefit expenses increased $18.4 million, due to the 12% increase in average peoplecount and additional compensation and benefit expenses as a result of the aforementioned acquisitions. Contractor and consultant expense increased $0.4 million as our need for contractors and consultants in specialized areas for certain client contracts increased. Travel expense increased $2.3 million based on client project needs. Other project personnel expenses increased, in the aggregate, by $3.3 million.

For the nine months ended September 30, 2013, compensation and benefit expenses increased $51.8 million, due to the 11% increase in average peoplecount and additional compensation and benefit expenses as a result of the aforementioned acquisitions. Contractor and consultant expense increased $4.3 million as our need for contractors and consultants in specialized areas for certain client contracts increased. Travel expense increased $4.7 million based on client project needs. Other project personnel expenses increased, in the aggregate, by $5.6 million.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of compensation, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses. The following table presents selling and marketing expenses for the three and nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended September 30,			Percentage
	2013	2012	Increase	Increase
Selling and marketing expenses	$11,968	$11,221	$747	7%
Selling and marketing expenses as a percentage of service revenues	4%	4%	0 points

	Nine Months Ended September 30,			Percentage
	2013	2012	Increase	Increase
Selling and marketing expenses	$36,754	$33,146	$3,608	11%
Selling and marketing expenses as a percentage of service revenues	4%	4%	0 points

The increase in selling and marketing expenses for the three months ended September 30, 2013 was primarily due to increases of $0.6 million in compensation and benefit expenses (relating to an increase in average peoplecount) and $0.3 million in travel expense. These increases were partially offset by a decrease of $0.3 million in tradeshow expenses. Other selling and marketing expenses increased, in the aggregate, by $0.1 million.

The increase in selling and marketing expenses for the nine months ended September 30, 2013 was primarily due to increases of $1.7 million in compensation and benefit expenses (relating to an increase in average peoplecount), $0.9 million in travel expense, and $0.8 million in tradeshow expenses. These increases were partially offset by a decrease of $0.4 million in contractor and consultant expense. Other selling and marketing expenses increased, in the aggregate, by $0.6 million.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative functions, and depreciation and occupancy expenses. The following table presents general and administrative expenses for the three and nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended September 30,			Percentage
	2013	2012	Increase	Increase
General and administrative expenses	$52,136	$46,652	$5,484	12%
General and administrative expenses as a percentage of service revenues	16%	16%	0 points

	Nine Months Ended September 30,			Percentage
	2013	2012	Increase	Increase
General and administrative expenses	$159,657	$141,608	$18,049	13%
General and administrative expenses as a percentage of service revenues	17%	17%	0 points

The increase in general and administrative expenses for the three months ended September 30, 2013 was due to the following factors:

•	compensation and benefit expenses increased by $2.4 million, primarily due to an increase in stock-based compensation expense, and to a lesser extent, increases in salary expense;

•	the net impact of hedging gains and losses resulted in an increase in general and administrative expenses of $1.6 million, as net losses of $1.0 million were recorded in the three months ended September 30, 2013, compared to net gains of $0.6 million in the three months ended September 30, 2012;

•	facilities expense increased by $0.9 million, primarily due to rent expense on additional leased properties;

•	consultant expense increased by $0.8 million;

•	depreciation expense increased by $0.5 million, primarily due to the acceleration of depreciation of certain leasehold improvement and leased building assets as part of office moves and expansions during fiscal year 2012 and the nine months ended September 30, 2013;

•	these increases were partially offset by the net impact of currency gains, which resulted in a decrease in general and administrative expenses of $0.9 million; and

•	other general and administrative expenses increased, in the aggregate, by $0.2 million.

The increase in general and administrative expenses for the nine months ended September 30, 2013 was due to the following factors:

•	compensation and benefit expenses increased by $6.4 million, primarily due to an increase in stock-based compensation expense, and to a lesser extent, increases in salary expense;

•	the net impact of currency gains and losses resulted in an increase in general and administrative expenses of $1.6 million, as net losses of $0.7 million were recorded in the nine months ended September 30, 2013, compared to net gains of $0.9 million in the nine months ended September 30, 2012;

•	depreciation expense increased by $2.7 million, primarily due to the acceleration of depreciation of certain leasehold improvement and leased building assets as part of office moves and expansions during fiscal year 2012 and the nine months ended September 30, 2013;

•	the net impact of hedging gains and losses resulted in an increase in general and administrative expenses of $2.4 million, as net losses of $1.7 million were recorded in the nine months ended September 30, 2013, compared to net gains of $0.7 million in the nine months ended September 30, 2012;

•	consultants expense increased by $1.2 million;

•	subscriptions and membership expense increased by $1.0 million; and

•	other general and administrative expenses increased, in the aggregate, by $2.7 million.

Restructuring and Other Related (Benefits) Charges

Restructuring and other related benefits were less than $0.1 million for the three months ended September 30, 2013 and 2012.

Restructuring and other related (benefits) charges were $2.0 million and $(0.1) million for the nine months ended September 30, 2013 and 2012, respectively. The net charges recorded in the nine months ended September 30, 2013 included $2.1 million of cash and other termination benefits for 82 employees whose positions were made redundant. These actions were taken in order to improve efficiency based on our revenue mix, skills mix and leverage model. Also included were benefits of $(0.1) million related to changes in the estimated costs to be incurred in connection with a previously restructured office lease. The benefits recorded in the nine months ended September 30, 2012 were related to changes in estimated future costs to be incurred in connection with a previously restructured office lease.

Amortization of Purchased Intangible Assets

Purchased intangible assets consist of customer lists and customer relationships, non-compete and non-solicitation agreements, intellectual property and tradenames acquired in business combinations. Amortization of purchased intangible assets was $3.0 million and $9.9 million for the three and nine months ended September 30, 2013, respectively, compared to $2.7 million and $8.1 million for the three and nine months ended September 30, 2012, respectively. The increases in amortization expense were primarily due to additional amortization expense related to the new intangible assets acquired in connection with the three acquisitions which occurred during the quarters ended March 31, 2013 and December 31, 2012.

Acquisition Costs and Other Related (Benefits) Charges

Acquisition costs and other related (benefits) charges include expenses associated with third-party professional services we utilize related to the evaluation of potential targets and the execution of successful acquisitions. Although we may incur costs to evaluate targets, the related potential transaction(s) may never be consummated. Acquisition costs and other related (benefits) charges also include changes in the fair value of contingent consideration liabilities recorded as the result of acquisitions. These liabilities must be measured at fair value on the acquisition date, and until these liabilities are settled, they must be remeasured at fair value each reporting period, with the changes included in earnings. Acquisition costs and other related (benefits) charges were $(1.3) million and $(1.7) million for the three and nine months ended September 30, 2013, respectively, compared with $1.1 million and $2.7 million for the three and nine months ended September 30, 2012, respectively.

We recorded contingent consideration liabilities as the result of our acquisitions of D&D Holdings Limited (“DAD”) in 2011, (m)Phasize, LLC in 2012, and iThink in 2013. We expect to record quarterly remeasurements of the fair values of these liabilities until they are settled at various points in time through 2015. Acquisition costs and other related (benefits) charges recorded in the three and nine months ended September 30, 2013 included benefits of $(1.3) million and $(2.7) million, respectively, compared with expenses of $0.5 million and $1.8 million in the three and nine months ended September 30, 2012, respectively, relating to the remeasurement of the fair values of these contingent consideration liabilities. We also expect to continue to incur additional acquisition costs in future periods resulting from the evaluation of potential acquisition targets.

Impairment of Intangible Asset

During the quarters ended September 30, June 30, and March 31, 2013, we performed impairment reviews of the customer list intangible asset obtained in its acquisition of Nitro Group Limited (“Nitro”), acquired in 2009. The impairment reviews were triggered by certain legacy Nitro customers having notified us of their intentions to cease or reduce purchases of our services. In the first step of the June 30, 2013 impairment review, the undiscounted net cash flows expected to be generated by the asset were compared to the carrying value of the asset. The undiscounted net cash flows expected to be generated by the asset were greater than the carrying value of the asset, and as a result no impairment was recorded during the three months ended June 30, 2013. In the first step of the September 30 and March 31, 2013 impairment reviews, the carrying value of the asset exceeded the undiscounted net cash flows expected to be generated by the asset, indicating that the carrying value was not recoverable. In the second step, the impairment amount of $0.6 million and $1.5 million recorded in the three months ended September 30 and March 31, 2013, respectively, was determined as the amount by which the asset’s carrying amount exceeded its fair value, which was estimated using a discounted cash flow approach.

In estimating the undiscounted future net cash flows expected to be generated by this intangible asset, management considered the following factors: actual customer attrition rates since the acquisition date; expected future attrition rates; estimated undiscounted net cash flows generated by the intangible asset since the acquisition date; estimated undiscounted net cash flows expected to be generated by the intangible asset over its remaining expected useful life; and the expected remaining useful life of the intangible asset. In the course of these impairment reviews, we considered multiple future scenarios and the expected likelihood of those scenarios occurring, based on the information which was known to management at the times the reviews were performed. These impairment reviews involved the use of significant judgment by management, and different judgments could yield different results. The net book value of the Nitro customer list intangible asset was $0.5 million and $3.5 million as of September 30, 2013 and December 31, 2012, respectively.

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest income, which is derived from investments in U.S. government securities, bank time deposits and money market funds, interest expense, which consists primarily of imputed interest on rent payments for leased properties of which we are considered the owner for accounting purposes, and other income, which consists primarily of referral services. The following table presents interest and other income, net, for the three and nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended September 30,			Percentage
	2013	2012	Increase	Increase
Interest and other income, net	$1,340	$812	$528	65%

	Nine Months Ended September 30,			Percentage
	2013	2012	Decrease	Decrease
Interest and other income, net	$3,412	$3,713	$(301)	(8)%

The increase for the three months ended September 30, 2013 as compared to the same period in 2012 was primarily due to an increase in other income as a result of higher referral services. The decrease for the nine months ended September 30, 2013 as compared to the same period in 2012 was due to higher interest expense relating to the two “build-to-suit” office properties in India which we occupied during the nine months ended September 30, 2013, partially offset by an increase in interest income.

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

The provision for income taxes was $13.0 million and $31.6 million for the three and nine months ended September 30, 2013, respectively, compared with $12.0 million and $31.2 million for the three and nine months ended September 30, 2012, respectively. Income tax is related to federal, state and foreign tax obligations. The changes in tax expense were primarily related to fluctuations in profit before taxes, changes in the mix of jurisdictional profits, and the discrete items relating to each period.

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions. For the three and nine months ended September 30, 2013, our effective tax rate varied from the statutory tax rate primarily due to state income taxes, the tax rate differential attributable to income earned by our foreign subsidiaries and the related mix of jurisdictional profits, and changes in uncertain tax positions.

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2013, a valuation allowance is maintained against deferred tax assets associated with certain state tax net operating loss carryforwards. We also maintain a valuation allowance against certain foreign deferred tax assets, primarily in Switzerland, but we believe that deferred tax assets in our other foreign subsidiaries are more likely than not to be realized, and therefore, no valuation allowance has been recorded against these assets.

We had gross unrecognized tax benefits, including interest and penalties, of $31.4 million as of September 30, 2013 and $28.1 million as of December 31, 2012. The amounts of unrecognized tax benefits that, if recognized, would result in a reduction of our effective tax rate were $28.7 million and $25.6 million as of September 30, 2013 and December 31, 2012, respectively. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2013 and December 31, 2012, accrued interest and penalties were $6.2 million and $5.3 million, respectively.

We conduct business globally, and as a result, we and our subsidiaries file income tax returns in the U.S. federal and state jurisdictions as well as various foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Germany, India, Switzerland, the United Kingdom and the United States. Our U.S. federal tax filings are open for examination for tax years 2010 through the present. During the quarter ended September 30, 2013, we were notified by the Internal Revenue Service that our U.S. federal tax returns for the years ended December 31, 2010 through 2012 have been selected for examination. The statutes of limitations in our other tax jurisdictions remain open for various periods between 2005 and the present. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in future open periods.

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

On September 13, 2013, the U.S. Department of the Treasury and Internal Revenue Service released final tangible property regulations that provide guidance on the tax treatment regarding the deduction and capitalization of expenditures related to tangible property. While early adoption is available, the effective date to implement these regulations is for tax years beginning on or after January 1, 2014. We are currently assessing these rules and the impact to its financial statements, if any, but believe adoption of these regulations will not have a material impact on our consolidated results of operations, cash flows or financial position.

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

The following tables present the service revenues and income before income taxes attributable to our reportable segments for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service Revenues:
SapientNitro	$219,784	$196,298	$628,325	$571,694
Sapient Global Markets	88,666	79,591	259,264	217,289
Sapient Government Services	15,343	12,578	43,176	38,852

Total service revenues	$323,793	$288,467	$930,765	$827,835

Income Before Income Taxes:
SapientNitro	$73,934	$64,293	$200,162	$179,815
Sapient Global Markets	28,288	26,041	80,615	65,393
Sapient Government Services	4,809	3,555	12,563	10,671

Total reportable segments operating income (1)	107,031	93,889	293,340	255,879
Less: reconciling items (2)	(67,286)	(60,872)	(205,152)	(180,696)

Total income before income taxes	$39,745	$33,017	$88,188	$75,183

(1)	Segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments. Segment operating income reflects restructuring charges allocated to the SapientNitro and Sapient Global Markets reportable segments consisting of immaterial amounts for the three months ended September 30, 2013, and $1.3 million and $0.5 million, respectively, for the nine months ended September 30, 2013.
(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Centrally managed functions	$58,167	$52,065	$174,886	$156,307
Stock-based compensation expense	8,152	5,773	23,142	17,386
Restructuring and other related (benefits) charges	(28)	(19)	171	(109)
Amortization of purchased intangible assets	3,007	2,744	9,927	8,111
Acquisition costs and other related (benefits) charges	(1,268)	1,121	(1,652)	2,714
Impairment of intangible asset	596	—	2,090	—
Interest and other income, net	(1,340)	(812)	(3,412)	(3,713)

Total reconciling items	$67,286	$60,872	$205,152	$180,696

Service Revenues by Operating Segment

The following table presents SapientNitro service revenues by industry sector for the three and nine months ended September 30, 2013 and 2012 (in millions, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)
Industry Sector	2013	2012	Dollars	Percentage
Consumer, Travel & Automotive	$133.0	$121.1	$11.9	10%
Financial Services	38.7	34.3	4.4	13%
Technology & Communications	28.4	21.5	6.9	32%
Government, Health & Education	17.3	15.6	1.7	11%
Energy Services	2.4	3.8	(1.4)	(37)%

Total SapientNitro service revenues	$219.8	$196.3	$23.5	12%

	Nine Months Ended September 30,		Increase / (Decrease)
Industry Sector	2013	2012	Dollars	Percentage
Consumer, Travel & Automotive	$384.7	$362.5	$22.2	6%
Financial Services	112.2	89.7	22.5	25%
Technology & Communications	73.1	66.4	6.7	10%
Government, Health & Education	49.9	42.8	7.1	17%
Energy Services	8.4	10.3	(1.9)	(18)%

Total SapientNitro service revenues	$628.3	$571.7	$56.6	10%

The increases in service revenues for the three months ended September 30, 2013 in the Consumer, Travel & Automotive industry sector were primarily due to new demand for our services from new clients, partially offset by lost business and decline in service revenues from existing clients. The increases in service revenues for the nine months ended September 30, 2013 in the Consumer, Travel & Automotive industry sector were primarily due to new demand for our services from new clients as well as increases in service revenues from existing clients, partially offset by lost business. Revenues also increased due to the three acquisitions which we completed in the quarters ended March 31, 2013 and December 31, 2012. In the Financial Services industry sector, the increases in service revenues for the three months ended September 30, 2013 was primarily due to new demand for our services from new clients, partially offset by lost business. For the nine months ended September 30, 2013, service revenues in the Financial Services industry sector increased primarily due to increases in demand from existing clients and new demand for our services from new customers, partially offset by lost business. The increases in service revenues for the nine months ended September 30, 2013 presented in the Government, Health & Education industry sector were primarily due to new demand for our services from new clients, and increases in service revenues from existing clients contributing to a lesser extent, partially offset by lost business. Revenues also increased due to the three acquisitions which we completed in the quarters ended March 31, 2013 and December 31, 2012. The increases in Technology & Communications sector for the three months ended September 30, 2013 was primarily due to increases in the demand from new clients and increases in services revenues from existing clients partially offset by lost business. The increases in the Technology & Communications industry sector for the nine months ended September 30, 2013 was due to increases in demand from new clients partially offset by lost business. In constant currency terms, SapientNitro service revenues increased 13% and 10% for the three and nine months ended September 30, 2013, compared to the same periods in 2012.

The following table presents Sapient Global Markets service revenues by industry sector for the three and nine months ended September 30, 2013 and 2012 (in millions, except percentages):

	Three Months Ended September 30,		Increase
Industry Sector	2013	2012	Dollars	Percentage
Financial Services	$62.0	$59.4	$2.6	4%
Energy Services	25.0	18.7	6.3	34%
Government, Health & Education	1.7	1.5	0.2	13%

Total Sapient Global Markets service revenues	$88.7	$79.6	$9.1	11%

	Nine Months Ended September 30,		Increase
Industry Sector	2013	2012	Dollars	Percentage
Financial Services	$178.8	$158.3	$20.5	13%
Energy Services	75.6	54.8	20.8	38%
Government, Health & Education	4.9	4.2	0.7	17%

Total Sapient Global Markets service revenues	$259.3	$217.3	$42.0	19%

The increases in service revenues for the three months ended September 30, 2013 were primarily due to increases in demand from new clients in the Financial Services and Energy Services sectors, and increases in service revenues from existing clients in the Energy Services and Government, Health & Education industry sectors, partially offset by lost business in all sectors, and a decrease in existing client service revenue in the Financial Services industry sector. The increases in service revenues for the nine months ended September 30, 2013 were primarily due from increased demand from existing and new clients partially offset by lost business. In constant currency terms, Sapient Global Markets service revenues increased 12% and 20% for the three and nine months ended September 30, 2013, compared to the same periods in 2012.

Service revenues for the Sapient Government Services operating segment (which are derived entirely from the Government, Health & Education industry sector) increased by $2.8 million, or 22%, for the three months ended September 30, 2013, and $4.4 million, or 11%, for the nine months ended September 30, 2013, compared to the same periods in 2012, due to increases in demand for our services from certain significant existing clients in this segment, and new demand for our services from new clients in this segment. We expect a negative impact on revenues of approximately $1.0 million for the quarter ending December 31, 2013 as a result of the 16-day United States government shutdown that occurred in October 2013.

Operating Income by Operating Segments

SapientNitro’s operating income as a percentage of related service revenues was 34% for the three months ended September 30, 2013, compared to 33% for the same period in 2012, and was 32% for the nine months ended September 30, 2013, and 31% for the same period in 2012. The increases for the three and nine months ended September 30, 2013 were primarily due to decreases in compensation and contractor costs as percentages of service revenues.

Sapient Global Markets’ operating income as a percentage of related service revenues was 32% for the three months ended September 30, 2013, compared to 33% for the same period in 2012, and was 31% for the nine months ended September 30, 2013, compared to 30% for the same period in 2012. The decrease for the three months ended September 30, 2013 was due primarily to increases in travel costs as a percentage of service revenues, while the increase during the nine months ended September 30, 2013 was primarily due to decreases in compensation and contractor costs as percentages of service revenues.

Sapient Government Services’ operating income as a percentage of related service revenues was 31% for the three months ended September 30, 2013, compared to 28% for the same period in 2012, and was 29% for the nine months ended September 30, 2013, compared to 27% for the same period in 2012. The increases for the three and nine months ended September 30, 2013 were primarily due to decreases in contractor costs as percentages of service revenues.

Liquidity and Capital Resources

	September 30, 2013	December 31, 2012
	(in thousands)
Cash, cash equivalents, restricted cash and marketable securities	$282,209	$253,501

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Summary of cash flow activities:
Net cash provided by operating activities	$75,452	$42,106
Net cash used in investing activities	$(30,621)	$(27,769)
Net cash provided by (used in) financing activities	$4,727	$(32,966)

We invest our excess cash predominantly in money market funds, time deposits with maturities of 91 days or less, other cash equivalents, and mutual funds.

As of September 30, 2013 and December 31, 2012, we had $2.1 million and $11.9 million, respectively, held with various banks as collateral for letters of credit and performance bonds, and as escrow funds related to acquisitions, and those amounts are classified as “Restricted cash” on our unaudited consolidated and condensed balance sheets.

As of September 30, 2013, our total cash, cash equivalents, restricted cash and marketable securities balance included $112.9 million held by our U.S. entities and $169.3 million held by our foreign subsidiaries. If we need to access these overseas funds for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to reinvest the unremitted earnings of our foreign subsidiaries indefinitely, except for $33.1 million of unremitted earnings which as of September 30, 2013 were not reinvested indefinitely, and for which a deferred income tax liability has been recorded. Determination of the potential deferred tax liability on other unremitted earnings is not practicable because such liability, if any, would depend on circumstances existing if and when such remittance occurs. Our current plans do not demonstrate a need to repatriate any overseas funds to fund our U.S. operations.

In July 2012, we entered into a revolving credit facility under which we may request advances for general working capital purposes, in U.S. dollars, British pounds sterling and euros, not to exceed an equivalent of $20 million U.S. dollars in the aggregate. As of November 5, 2013, we had not drawn any advances under this facility. We believe that our existing cash, credit facility and other short-term investments will be sufficient to meet our working capital and capital expenditure requirements, investing activities, repurchases of common stock, and the expected cash outlays for our previously recorded restructuring activities, for at least the next 12 months.

Operating Activities

Net cash provided by operating activities was $75.5 million for the nine months ended September 30, 2013. This resulted from net income of $56.6 million and the addition of net non-cash charges of $54.1 million, less a decrease of $(35.2) million in cash relating to changes in operating assets and liabilities, due primarily to a $33.0 million increase in unbilled revenues. Net cash provided by operating activities was $42.1 million for the nine months ended September 30, 2012. The increase in net cash provided by operating activities from the comparable prior year period was due to a $7.9 million fluctuation in the impact of changes in operating assets and liabilities, an increase of $12.6 million in net income, and an increase of $12.8 million in non-cash charges.

Days sales outstanding (“DSO”) is calculated based on the most recent three months of total gross revenues and period end balances of accounts receivable, unbilled revenues and deferred revenues. DSO increased to 69 days as of September 30, 2013 as compared to 63 days as of December 31, 2012. DSO is affected by changes in accounts receivable and unbilled revenues, which are related to the trend in service revenues, the timing of achieving certain project milestones and the timing of project billings. We expect our unbilled revenues to be short-term in nature, with a majority being billed within 90 days.

Investing Activities

Net cash used in investing activities was $(30.6) million for the nine months ended September 30, 2013. This included the use of $(27.2) million for capital expenditures, primarily for the build-out of offices in various locations, and costs of internally developed software, and $(5.0) million used for the acquisition of 81% of iThink (net of cash acquired), and $(2.2) million of net payments for the purchases and sales and redemptions of marketable securities and financial instruments. These uses of cash were partially offset by $3.9 million from decreases in restricted cash balances. Net cash used in investing activities was $(27.8) million for the nine months ended September 30, 2012, including the use of $(28.4) million for capital expenditures, primarily for the build-out of offices in various locations, and costs of internally developed software.

Financing Activities

Net cash provided by financing activities was $4.7 million for the nine months ended September 30, 2013, consisting of $2.7 million of proceeds from stock option exercises and $2.0 million of tax benefits from stock awards. Net cash used in financing activities was $(33.0) million for the nine months ended September 30, 2012, primarily due to $(44.6) million used for the repurchase of common stock, partially offset by $10.6 million in tax benefits from stock awards and $1.1 million of proceeds from stock option exercises.

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

We accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. As of September 30, 2013, we have recorded an accrual of $0.3 million for loss contingencies, which represents the minimum amount of the probable range between $0.3 million and $5.0 million, related to all probable losses where a reasonable estimate could be made. This range includes a potential liability associated with non-income tax matters in certain of our foreign jurisdictions.

We do not accrue for contingent losses that, in the judgment of management, are considered to be reasonably possible, but not probable. As of September 30, 2013, we do not have any reasonably possible losses for which an estimate can be made.

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see Notes to Unaudited Consolidated and Condensed Financial Statements – Note 18. Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. The market values of fixed rate securities may be adversely impacted due to a rise in market interest rates, while floating rate securities may yield less income than expected if market interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, and we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. If the interest rate had fluctuated by 10%, the increase or decrease in value of our marketable securities would not have been material as of September 30, 2013 and our interest income would not have changed by a material amount for the three or nine months ended September 30, 2013.

The estimated fair value of our marketable securities portfolio was $7.3 million as of September 30, 2013, which consisted entirely of mutual funds. The estimated fair value of our marketable securities portfolio was $7.5 million as of December 31, 2012, which included $6.3 million of mutual funds and $1.2 million of auction rate securities (“ARS”).

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates because significant portions of our revenues, expenses, assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the British pound sterling, the euro, the Indian rupee and the Canadian dollar.

Foreign Currency

Foreign Currency Transaction Exposure

Foreign currency transaction exposure is derived primarily from intercompany transactions of a short-term nature and transactions with clients or vendors in currencies other than the functional currency of the legal entity in which the transaction is recorded. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency at each reporting period using period-end exchange rates and any resulting gain or loss as a result of currency fluctuations is recorded in “General and administrative expenses” in our unaudited consolidated and condensed statements of operations. Foreign currency transaction net gains (losses) of $1.1 million and $(0.7) million were recorded for the three and nine months ended September 30, 2013 compared to net gains of $0.2 million and $0.9 million for the three and nine months ended September 30, 2012, respectively.

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

For the three months ended September 30, 2013, approximately 21% of our revenues and 43% of our operating expenses were generated by subsidiaries for which the functional currency is not the U.S. dollar and thus subject to foreign currency translation exposure, as compared to 20% and 47%, respectively, for the same period in 2012. In addition, 50% of our assets and 45% of our liabilities were subject to foreign currency translation exposure as of September 30, 2013 and December 31, 2012. We also have assets and liabilities in certain entities that are denominated in currencies other than the entity’s functional currency and are subject to foreign currency transaction exposure, as described above.

Approximately 15% of our operating expenses for the three months ended September 30, 2013 were incurred by foreign subsidiaries whose functional currency is the Indian rupee. Because we have minimal associated revenues in Indian rupees, any significant movement in the exchange rate between the U.S. dollar and the Indian rupee has a significant impact on our operating expenses and operating profit. Approximately 10% and 1% of our service revenues for the three months ended September 30, 2013 were generated by foreign subsidiaries whose functional currencies are the British pound sterling and the euro, respectively. Any significant movements in the exchange rates between the U.S. dollar and the British pound sterling, and the U.S. dollar and the euro, have a significant impact on our service revenues and operating income. We manage these exposures through a risk management program which is designed to mitigate our exposure to operating expenses incurred by foreign subsidiaries whose functional currency is the Indian rupee and operating margins in foreign subsidiaries whose functional currencies are the British pound sterling and the euro. This program includes the use of derivative financial instruments which are not designated as accounting hedges. As of September 30, 2013, we had option contracts outstanding in the notional amount of approximately $33.8 million ($24.0 million for our Indian rupee contracts, $8.1 million for our British pound sterling contracts, and $1.7 million for our euro contracts). Because these instruments are option collars that are settled on a net basis with the counterparty banks, we have not recorded the gross underlying notional amounts in our unaudited consolidated and condensed balance sheet as of September 30, 2013. Realized and unrealized gains and losses on foreign exchange option contracts are included in “General and administrative expenses” in the unaudited consolidated and condensed statements of operations. The following table presents net realized and unrealized gains or losses on our option contracts for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net realized (loss) gain on foreign exchange option contracts not designated as accounting hedges	$(1,701)	$139	$(1,625)	$74
Net unrealized gain (loss) on foreign exchange option contracts not designated as accounting hedges	683	434	(88)	580

Total	$(1,018)	$573	$(1,713)	$654

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

	Maximum Losses Resulting from Changes in Underlying Average Exchange Rates of:
Currency	10%	15%	20%
Indian rupee	$0.3	$1.3	$2.2
British pound sterling	$0.6	$1.0	$1.4
Euro	$0.1	$0.2	$0.3

Open option positions as of September 30, 2013 expire in October, November and December of 2013 and, therefore, any realized losses in respect to these positions after September 30, 2013 would be recognized in the three months ending December 31, 2013.

For additional quantitative and qualitative disclosures about market risk affecting Sapient, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management has conducted an evaluation, under the supervision of and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2013 were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the design of our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuously evaluating the quality of our internal control over financial reporting, and in particular our global mobility and income taxes areas, and have made improvements in our internal control processes over time, including but not limited to the hiring of additional skilled and experienced personnel resulting in an increase in the quality and execution of our internal controls.

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

The market for our consulting services and the technologies used in our solutions historically has tended to fluctuate with economic cycles — particularly those cycles in the United States and Europe, where we earn the majority of our revenues. During economic cycles in which many companies are experiencing financial difficulties or uncertainty, clients and potential clients may cancel or delay spending on marketing, technology and other business initiatives. Our efforts to down-size, when necessary, in a manner intended to mirror downturned economic conditions, which could include a reduction in spending by the federal government, could be delayed and costly and could also result in us having inadequate people resources as economic conditions improve. A downturn could result in reduced demand for our services, assignment cancellations or delays, lower revenues and operating margins resulting from price reduction pressures for our services, and payment and collection issues with our clients. Any of these events could materially and adversely impact our business, financial condition and results of operations.

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

We provide our services under time-and-materials, fixed-price, and retainer contracts. All revenue is recognized pursuant to GAAP. These standards require us to recognize revenue once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured. If we perform our services prior to the period in which we are able to recognize the associated revenue, our revenue and margins may fluctuate from quarter to quarter.

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

Jerry A. Greenberg, current Co-Chairman of the Board of Directors and former Chief Executive Officer of the Company, and J. Stuart Moore, former Co-Chairman of the Board of Directors and Co-Chief Executive Officer and current member of our Board of Directors, hold, in the aggregate, approximately 12% of the outstanding shares of our common stock as of November 1, 2013. As a result, they have the ability to substantially influence and, in some cases, may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors. Messrs. Greenberg and Moore also beneficially own substantial holdings not represented by this percentage over which they have no voting or dispositive powers.

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

SAPIENT CORPORATION

Signature	Title	Date

/s/ Alan J. Herrick Alan J. Herrick	Co-Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	November 5, 2013

/s/ Joseph S. Tibbetts, Jr. Joseph S. Tibbetts, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 5, 2013