Form 10-K
period 2013-12-31
SAPIENT CORP
filed 2014-03-18
CIK 1008817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

As of the last business day of the registrant’s most recently completed second quarter (June 30, 2013), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.2 billion based on the closing sale price as reported on the NASDAQ Global Select Market. Solely for purposes of the foregoing calculation, “affiliates” are deemed to consist of each officer and director of the registrant, and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 14, 2014
Common Stock, $0.01 par value per share	140,392,890 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2014 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

SAPIENT CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2013

i

EXPLANATORY NOTE

This Form 10-K includes the restatement of certain of the Company’s previously issued consolidated financial statements and selected financial data. It also amends previously filed management’s discussion and analysis of financial condition and results of operations and other disclosures for the periods presented in this Form 10-K. As indicated in Note 21, Restatement, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, the Company corrected certain errors in prior periods primarily related to the Company’s unrecorded corporate income and employment-related tax liabilities resulting from the movement of employees globally. In this Form 10-K, we therefore have restated the following financial information as of and for the periods (collectively, the “Restated Periods”) noted in the table below.

Type of Financial Information:	Date or Period:
Consolidated balance sheet	As of December 31, 2012

Consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows	Years ended December 31, 2012 and 2011

Selected financial data	Years ended December 31, 2012, 2011, 2010 and 2009

Unaudited quarterly financial information	Quarters ended September 30, 2013, June 30, 2013 and March 31, 2013 and each quarter in the year ended December 31, 2012

Management’s discussion and analysis of financial condition and results of operations	As of and for the years ended December 31, 2012 and 2011

We believe that presenting all of the amended and restated information regarding the Restated Periods in this Form 10-K allows investors to review all pertinent data in a single report. In addition, the Company’s Quarterly Reports on Form 10-Q to be filed during 2014 will include the restated 2013 comparable prior quarter and year to date periods. We have not filed and do not intend to file amendments to (i) our Quarterly Reports on Form 10-Q for the first three quarterly periods in the year ended December 31, 2013 or (ii) our Annual Report on Form 10-K for the year ended December 31, 2012 (collectively, the “Affected Periods”). Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods in this Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to those periods.

The combined impact of the adjustments and specified line items in the Affected Periods resulting from the restatement is set forth in Note 21, Restatement, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The following items of this Form 10-K are impacted as a result of the restatement.

•	Part I, Item 1A, Risk Factors

•	Part II, Item 6, Selected Financial Data

•	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 8, Financial Statements and Supplementary Data

•	Part II, Item 9A, Controls and Procedures

•	Part IV, Item 15, Exhibits, Financial Statement Schedules

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included in this Annual Report on Form 10-K, including those related to our cash and liquidity resources, our cash outlays, our capital expenditures relating to restructuring, future dividend payments, investing activities, and repurchases of our common stock, the nature of our unbilled revenues, our tax estimates and deferred tax amounts, the outcome of tax audits, the effects of restructuring certain subsidiaries, our accrual of contingent liabilities, the impact of acquisitions and acquisition costs, our compensation expense, the ability of our insurance to cover our indemnification arrangements and our fair value estimates of such arrangements, the effects of changes in interest rates and currency exchange rate fluctuations, the impact of new accounting pronouncements, our cash outlays, the temporary nature of certain impairments, our assumptions underlying certain impairment reviews, our revenue recognition, anticipated revenue from our services, including traditional IT consulting services, anticipated client contractual demands, our ability to meet working capital and capital expenditure requirements, investing activities, stock repurchases and expected cash outlays, the outcome of litigation, our Global Distributed Delivery model results, benefits of our relationships and strategic alliances, the alignment of our sales professionals, our employee relationships, our competition and our principal competitive factors, our ability to estimate required resources for client arrangements, our technology platforms, our reinvestment of unremitted earnings and our plans regarding whether or not to repatriate overseas funds, our expectations regarding fixed-price contracts and lease extensions, the anticipated impact of cross-border mobility and the movement of employees globally, the impact and timing of our internal controls remediation, as well as any statement other than statements of historical facts are forward-looking statements. When used in this Annual Report on Form 10-K, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part I, Item 1A, Risk Factors, and elsewhere in this Annual Report on Form 10-K. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, except as required by law.

iii

PART I

Item 1.    Business

General

Sapient Corporation (“Sapient” or the “Company”) is a global services company that helps clients identify and act upon opportunities to improve their business performance by capitalizing on changes, disruptions, or opportunities that exist in their business or industry.

We provide a combination of strategy, marketing, and technology services that we uniquely connect to enable our clients to gain a competitive advantage and succeed in a rapidly changing, hyper-connected, and increasingly global business environment. We achieve this success for our clients by delivering a unique combination of integrated marketing and business services that leverage a deep understanding of technology and a rich history of understanding the role technology plays in creating competitive advantage for companies in the digital age of business.

We provide services, as described below, which enable our clients to succeed in an increasingly connected, customer-centric environment. Capitalizing on market disruptions and technology-driven changes requires more than an understanding of and facility with technology. It demands the agility to act - to strategically create, integrate, and mobilize capability in service of what is ahead. To make an impact in this state of frenetic change, business will need deep insights into, and the ability to act on, changing consumer attitudes and shifting regulatory environments. We do this through three main business units: SapientNitro, Sapient Global Markets, and Sapient Government Services. Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Sapient,” the “Company,” “we,” “us” or “our” refer to Sapient Corporation and its wholly owned subsidiaries.

SapientNitro is a new breed of agency redefining storytelling for an “always-on” world. In a market dramatically altered by the changing behavior of the connected consumer, we help clients tell their stories through seamless experiences across brand communications, digital and experimental engagement, and omni-channel commerce. We call this approach “StoryscapingSM”, where storytelling meets the power and scale of systems thinking, to create immersive worlds that enable clients to more meaningfully engage their always-on consumers wherever they are in the brand experience — whether attraction, engagement, or transaction. By using the storyscaping approach, brands can move beyond making ads and into creating worlds where their story becomes part of the consumer’s story. Our connected teams of strategists, creatives, and technologists, collaborating across disciplines, perspectives and continents, take a holistic approach to conceiving and driving a brand’s organizing idea across the full spectrum of physical and digital touch points, resulting in deeper, more meaningful relationships between brands and their customers.

Sapient Global Markets provides business and technology services and solutions to capital and commodity market participants, intermediaries and regulators. We leverage our deep industry insight and broad integrated capabilities to enable transformation for our clients and industry. Delivered on a global scale, our offerings help our clients to grow and enhance their organizations, create robust and transparent infrastructures, manage operating costs, and foster innovation.

Sapient Government Services provides consulting, technology, and marketing services to U.S. federal government agencies, nonprofit organizations and non-governmental organizations (“NGOs”). Focused on driving long-term change and transforming the citizen experience despite growing pressures on open data and shrinking budgets, we use a proven methodology to help our clients become more accessible, transparent, and effective. With a track record of delivering tailored mission-critical solutions, we serve as a trusted advisor to U.S. government agencies and globally recognized nonprofit organizations and NGOs.

Founded in 1990 and incorporated in Delaware in 1991, Sapient maintains a strong global presence with offices in 37 cities and approximately 11,900 employees in the Americas, Europe and the Asia-Pacific region, including India. Our headquarters and executive offices are located at 131 Dartmouth Street, Boston, Massachusetts 02116, and our telephone number is (617) 621-0200. Our stock trades on the NASDAQ Global Select Market under the symbol “SAPE.” Our Internet address is http://www.sapient.com. Material contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Integral to our service capabilities is our Global Distributed Delivery (“GDD”) model, which enables us to perform services on a continuous basis, through client teams located in the Americas, Europe and the Asia-Pacific region, including India. Our GDD model involves a single, coordinated effort between development teams in a remote location (typically highly skilled business, technology, and creative specialists in our India offices in the cities of Gurgaon, Bangalore, and Noida) and development and client teams in the Americas, Europe, the Asia-Pacific region and India. To work effectively in this globally distributed environment, we have developed extensive expertise and processes in coordinating assignment management and implementation efforts among the various development teams that we deploy to enable continuous assignment services. Through our GDD model, we believe that we deliver greater value to our clients at a competitive cost and in an accelerated time frame. In addition to solution design and implementation, many of our long-term engagements and outsourcing relationships leverage our longstanding GDD execution model. Across all of our business units, we use our proprietary Fusion workshops to help our clients validate their proposed approach, gather requirements, and design effective solution road maps.

We derive Long-Term and Retainer Revenues from many of our client relationships. Long-Term and Retainer Revenues are revenues from contracts with durations of at least twelve months, or contracts in which our clients have chosen us as an exclusive provider, for marketing retainer-based services, capacity, applications management and other services. In 2013, Long-Term and Retainer Revenues represented 51% of our global services revenues, compared to 52% in 2012 and 48% in 2011. Further, in 2013 our five largest individual clients accounted for approximately 18% of our revenues in the aggregate, compared to 21% in 2012 and 19% in 2011. No individual client accounted for more than 10% of our revenues in 2013, 2012 or 2011.

We provide our services under time-and-materials, fixed-price, and retainer contracts. We price our work based on established rates that vary according to our professionals’ experience levels, roles and geographic locations.

Under our time-and-materials arrangements, we charge for our actual time and expenses incurred on an engagement. These arrangements may include an estimated fee range or a cap on our total fees. Under the latter circumstances, we may assume the risk that we have correctly estimated the time frame and level of effort required to complete any deliverables within the allotted fee cap.

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

Segment Information

We have three reportable segments: SapientNitro, Sapient Global Markets and Sapient Government Services. Further information about these reportable segments, including a presentation of financial information, is located in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18, Segment Reporting, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The principal risks and uncertainties facing our business, operations and financial condition are discussed in Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K.

Our SapientNitro and Sapient Global Markets reportable segments include globally-based professionals, and our Sapient Government Services segment includes professionals based in the United States. Within each reportable segment, we focus our sales and delivery efforts on clients within our industry sectors. We have developed an extensive understanding of our clients’ markets that enables us to skillfully address the market dynamics and business opportunities that our clients face. This understanding also enables us to identify and focus on critical areas to help our clients grow, perform, and innovate.

Information regarding financial data by geographic area is set forth in Note 18, Segment Reporting, in the Notes to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Acquisitions

In the past few years, we have acquired several businesses to enhance and/or complement our service offerings.

On February 5, 2014, we acquired 100% of the outstanding securities of OnPoint Consulting, Inc. (“OnPoint”), a technology consulting firm providing enterprise systems and infrastructure services to federal government customers based in Arlington, Virginia. We acquired OnPoint to expand our portfolio of government clients and contracts for application development, cyber-security services and IT infrastructure services. The acquisition added approximately 150 people and was allocated to our Sapient Government Services reportable segment.

On December 30, 2013, we acquired 100% of the outstanding equity of “la comunidad” CORPORATION and La Comunidad S.A., (together, “La Comunidad”). La Comunidad is an independent multicultural creative agency based in Miami, Florida and Buenos Aires, Argentina. We acquired La Comunidad to leverage the growing importance of multicultural marketing in expanding our combination of brand and creative service offerings to our clients. The acquisition added approximately 90 people and was allocated to our SapientNitro reportable segment.

On January 16, 2013, we acquired 81% of the outstanding securities of iThink Comunicação e Publicidade Ltda (“iThink”), an independent digital agency based in Sao Paulo, Brazil. We acquired iThink to expand our combination of brand, digital and commerce service offerings to our global clients in Latin America. We subsequently increased our ownership to 84%. The acquisition added approximately 65 people and was allocated to our SapientNitro reportable segment.

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

•

Sapient EngagedNowSM Express is a highly productized version of EngagedNow. EngagedNow Express is built to support the rapid creation and operation of marketing microsites and campaign sites in the cloud. EngagedNow Express is tightly integrated to the Adobe Cloud Marketing Suite and is deployed on Amazon Web Services. It has a range of pre-built site responsive design templates and component libraries. This allows our clients to use true enterprise-class tools in highly cost-effective ways at scale and with high repeatability. EngagedNow Express is part of an overall managed service offering that currently hosts several live sites and will be a core part of our service offerings to our marketing services clients in 2014.

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

•

IonosTM is a platform that provides content and advertising monetization capabilities for digital publishers and site owners. It works alongside content and commerce platforms across all digital channels — web, mobile, digital in-store — to help publishers and ad buyers identify and deliver monetized content and traditional advertising inventory with a unique patent-pending mechanism for allocating inventory using facet-based ad buying and prioritization. Ionos has been in production since 2010 and today is part of both our EngagedFan and EngagedTraveler multi-channel digital platforms. In 2013, Ionos was used in a range of mobile and in-venue retail applications for our clients. Ionos integrates directly with BridgeTrack® as well as several third-party advertising networks to ensure that publishers get the most from their digital properties.

•

Ionos™ In-Venue Digital Platform provides a multi-tier, cloud-based architecture for managing complex digital signage and digital wayfinding networks. The In-Venue components are an extension of the core Ionos platform and feature sophisticated faceted and geo-located content delivery integrated to a range of content management systems. Ionos In-Venue was architected to deliver sophisticated user experiences at scale with integrated monitoring and alerting as well as real-time connection to broader client enterprise systems. Ionos In-Venue Digital is currently in use in U.S. travel and hospitality clients today and we expect it to see broad deployment in 2014 in travel, retail, and hospitality venues.

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

Sapient Global Markets

Through highly specialized expertise, Sapient Global Markets delivers services and solutions that address the key drivers important to leaders in today’s capital and commodity markets, including: responding to a complex and changing regulatory environment; achieving operational efficiencies; creating a dynamic user experience; and managing enterprise risk. We leverage deep industry insight and expertise to deliver a wide range of integrated capabilities, which include business consulting, technology services and solutions.

Industry Insight and Expertise

We work with the key participants within the Global Markets ecosystem, including banks, investment management firms, custodians and brokers, intermediaries, energy and commodity companies and government and regulators, to identify their key challenges and develop solutions to address them. We also partner with the industry itself to shape market initiatives that address global issues, such as the need for increased market transparency and standards. To focus on key client requirements, we have created and continue to invest in practice areas that allow us to infuse deep knowledge and real-world experience into all of our engagements. These include:

•	buy-side investment process;

•	commodities trading and risk management;

•	derivatives platforms;

•	clearing and collateral;

•	data management;

•	operational risk;

•	pipeline and shipping;

•	portfolio accounting;

•	trade documentation;

•	regulatory reporting; and

•	valuation and risk analytics.

Highly Integrated Breadth of Capabilities

We continuously invest in attracting, training and retaining the highest quality professionals. Our exceptionally knowledgeable teams offer fully integrated services and solutions that provide capabilities across the full engagement lifecycle from concept and delivery to ongoing management. Our offerings include:

•	Business Consulting: With a focus on addressing business issues, we offer consulting services through which we develop and deliver executable strategies for enabling change.

•

Technical Services: Our services help create efficiencies across the trading and risk management lifecycle in a wide range of projects from model definition and design to implementation and ongoing operations. Our cross-domain capabilities ensure comprehensive support and coverage from start to finish.

•	Solutions: We deliver innovative software solutions and managed service offerings to help our clients leverage technology and new sourcing models to optimize their businesses.

Sapient Global Markets operates in key centers relevant to the global capital and commodity markets, including Boston, Chicago, Houston, New York, Calgary, Toronto, Amsterdam, Dusseldorf, Geneva, London, Munich, Zurich and Singapore, as well as in large technology development and operations outsourcing centers in Bangalore, Delhi, and Noida, India. Our services and solutions are delivered and executed around the world through our GDD model. Through the GDD model, we are able to leverage the right resources and expertise for any project regardless of physical location and scale to meet changing requirements.

Sapient Government Services

Leveraging over 20 years’ experience and a global understanding across industry perspectives, Sapient Government Services delivers transformational solutions for public sector organizations with complex challenges. We leverage our commercial best practices in digital strategies, mobile solutions and constituent outreach. Our robust suite of high-value capabilities includes: program management; solution delivery; strategy; and communications and outreach. We help our public sector clients to optimize through aligning technology, programs, and service platforms.

Program Management

We ensure that our clients’ programs are successfully managed from concept to completion. We perform strategic planning, enterprise architecture development, program management, and IT governance services for large-scale, multi-vendor initiatives to ensure that solutions are delivered on-time and on-budget.

Solution Delivery

We design, develop, and deliver innovative digital and mobile solutions for our public sector clients. With a focus on the user experience, we rapidly prototype new solutions and integrate critical business processes and information for our clients. Through agile systems engineering, we rationalize IT infrastructures to reduce cost and complexity while retiring or streamlining existing systems, and incorporating the best commercial products.

Strategy

We provide knowledge management, mission-needs analysis and requirements services to enable streamlined business processes for enhanced productivity and effectiveness. We employ our expertise to transform strategic intent into actionable plans and help our clients unlock the power of big government data.

Communications and Outreach

Our solutions position our public sector clients to better connect with key stakeholders and constituents to accomplish their missions faster and more effectively. Through thorough analytics, we develop digital communications strategies that enable the government and public sector to be accessible by providing information to citizens anywhere and anytime; ultimately improving the citizen’s experience and streamlining it with their public-sector expectations.

Alliances

We focus on building the right results for our clients’ businesses. To support this focus, we work closely with alliance partners to develop industry-leading solutions that we can deliver to meet our clients’ needs. We have established global partnerships with industry leaders, including Adobe, IBM, Microsoft, Google, Oracle, Hybris, Demandware, HP, Sitecore, SDL Tridion and Jive Software. We have a skilled knowledge base in these companies’ products to help our clients solve their business challenges through technology. Further, we have formed, and continue to form, “Centers of Excellence,” comprising dedicated, globally distributed teams with deep application knowledge and a proven track record of implementing solutions based on our strategic partner technologies. Through our expert knowledge and commitment to collaboration, we help our clients identify and implement faster the right solutions at lower overall costs.

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

The Sapient Approach

Our unique consultative methodology, the “Sapient Approach,” helps ensure predictable business results that are delivered on-time and on-budget while meaningfully meeting the needs of our clients’ end customers. We employ a collaborative, agile/lean-based delivery approach, in which we develop and release in an iterative manner usable components of a deliverable, thus enabling our clients to review, validate and commence use of work product throughout the life cycle of a project, rather than await the end of the project to realize its full benefits. Our overall approach has been time tested over a number of years and has successfully produced meaningful results for our clients. Our SapientNitro business unit utilizes a slightly modified Sapient Approach, the “Idea Engineering Approach,” which uniquely leverages our multi-disciplinary teams and blends our skills at idea creation and strategy with the technology needed to bring them to life for today’s always-on consumer.

The Sapient Approach provides clients significant value and return on investment in the shortest possible time period, and also minimizes assignment risk because discrete pieces of work are tested and accepted throughout the assignment. At the same time it gives our clients speed to market advantages which are increasingly important given the rate and speed of change in the market today.

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

The Sapient Approach also enables us to commit to delivering our marketing services and other work within the price and schedule that we have promised to our clients, and to create solutions that bring together marketing, business, user, creative and technology requirements to solve our clients’ problems. We design these solutions to deliver tangible business value to clients, including increased revenues, reduced costs and more effective use of assets.

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

The Sapient Approach also enables flexibility in selecting the process standardization and continuous improvement models that work best for each client. Our teams regularly incorporate Six Sigma, Capability Maturity Model Integration® (CMMI), International Standards Organization (ISO) and Information Technology Infrastructure Library (ITIL) processes to ensure that appropriate rigor, discipline and accountability are built into each project. By employing these industry-leading techniques, our teams establish an enduring environment of process improvement that enables organizational capabilities essential to sustaining competitive business advantage.

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

As of December 31, 2013, we had approximately 11,900 full-time employees, consisting of 10,600 delivery personnel, 1,100 general and administrative personnel and 200 sales and marketing personnel. None of our employees is subject to a collective bargaining agreement. We believe that we have good relationships with our employees.

Selling and Marketing

Our corporate marketing team strives to build greater brand awareness and drive client acquisition, retention and loyalty in all global markets in which we operate. We conduct marketing activities at the company, industry and service levels across SapientNitro, Sapient Global Markets and Sapient Government Services.

Our dedicated team drives globally-integrated initiatives including, but not limited to, developing and implementing an overall global marketing and brand strategy for Sapient and its three business units; executing thought leadership campaigns; hosting focused multi-client events; cultivating media and industry analyst relations; conducting market research and analysis; sponsoring and participating in targeted industry conferences, award shows, and events; creating marketing assets and materials to assist client-development teams with lead generation; and publishing our website, our blogs, and content on many corporate social media channels.

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

Intellectual Property Rights

We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect our proprietary consulting methodology, custom-developed software and other rights. We enter into confidentiality agreements with our employees, subcontractors, vendors, professionals, and clients, and limit access to, and distribution of, our proprietary information.

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

Changes to earnings resulting from past acquisitions may adversely affect our operating results.

Under ASC Topic 805, “Business Combinations”, we allocate the total purchase price to an acquired company’s net tangible assets, intangible assets and in-process research and development based on their values as of the date of the acquisition (including certain assets and liabilities that are recorded at fair value) and record the excess of the purchase price over those values as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. After we complete an acquisition, the following factors, among others, could result in material charges that would adversely affect our operating results and may adversely affect our cash flows:

•	Impairment of goodwill or intangible assets;

•	A reduction in the useful lives of intangible assets acquired;

•	Identification of assumed contingent liabilities after we finalize the purchase price allocation period;

•	Charges to our operating results to eliminate certain pre-merger activities that duplicate those of the acquired company or to reduce our cost structure; or

•	Charges to our operating results resulting from revised estimates to restructure an acquired company’s operations after we finalize the purchase price allocation period.

Routine charges to our operating results associated with acquisitions include amortization of intangible assets, in-process research and development as well as other acquisition related charges, and restructuring. Charges to our operating results in any given period could differ substantially from other periods based on the timing and size of our future acquisitions and the extent of integration activities.

We may incur additional costs associated with combining the operations of our acquired companies, which may be substantial. Additional costs may include costs of employee redeployment, relocation and retention, including salary increases or bonuses, and severance payments, reorganization or closure of facilities, taxes, and termination of contracts that provide redundant or conflicting services. These costs would be accounted for as expenses and would decrease our net income and earnings per share for the periods in which those adjustments are made.

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

We have offices throughout the world. Our international operations account for a significant percentage of our total revenues, and our GDD model is a key component of our ability to deliver our services successfully. Our international operations are subject to inherent risks, including:

•	economic recessions in foreign countries;

•	fluctuations in currency exchange rates or impositions of restrictive currency controls;

•	political instability, war or military conflict;

•	changes in regulatory requirements;

•	complexities and costs in effectively managing multi-national operations and associated internal controls and procedures;

•	significant changes in immigration policies or difficulties in obtaining required immigration approvals for international assignments;

•	restrictions imposed on the import and export of technologies in countries where we operate;

•	tightened credit markets in particular geographies;

•	limitations on our ability to repatriate cash from our foreign subsidiaries;

•	reduced protection for intellectual property in some countries;

•	changes and complexities in tax laws; and

•	complexities and costs associated with adapting our GDD model to ensure compliance with current and evolving regulations, client demands, and employee considerations.

In particular, our GDD model depends heavily on our offices in Gurgaon, Bangalore and Noida, India. Any escalation in the political or military instability in India or Pakistan or the surrounding countries, or a business interruption resulting from a natural disaster, such as an earthquake, could hinder our ability to use our GDD model successfully and could result in material adverse effects to our business, financial condition and results of operations. Furthermore, the delivery of our services from remote locations causes us to rely on data, phone, power and other networks which are not as reliable in India as those in other countries where we operate. Any failures of these systems, or any failure of our systems generally, could affect the success of our GDD model. Remote delivery of our services also increases the complexity and risk of delivering our services, which could affect our ability to satisfy our clients’ expectations or perform our services within the estimated time frame and budget for each assignment.

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

Also, changes to government structure or policies in countries in which we operate could negatively impact our operations if such changes were to limit or cease any benefits that may currently be available to us. For example, although the Indian government has historically offered generous tax incentives to induce foreign companies to base operations in India, changes in tax laws have been introduced in recent years and may be introduced in the future that may partially offset those benefits. Specifically, in recent years, the income tax incentives applicable to three of our Software Technology Parks units in India expired. In 2009, we established a new India unit in a Special Economic Zone (“SEZ”), which is eligible for a five year, 100% tax holiday. Immediately following the expiration of the 100% tax holiday, the SEZ unit is entitled to a five-year, 50% tax holiday. In 2011, we established three new India business units in SEZs, which are eligible for similar tax benefits. The expiration of incentives may adversely affect our cost of operations and increase the risk of delivering our services on budget for client assignments. Expiration of tax benefits provided to us by having operations based in India could have a material adverse effect on our business, financial condition and results of operations. In addition, it has become increasingly difficult to obtain necessary visas for certain international personnel, particularly technical personnel, working in our domestic offices, and to receive necessary immigration approvals for our domestic employees working abroad on international assignments. If these challenges continue or increase, it may limit our ability to engage the most desirable personnel for particular assignments, increase the time necessary to receive approvals to do so or prevent us from obtaining such approvals, and increase our costs, all of which could materially adversely affect our business, financial condition, and results of operations.

Our business, financial condition and results of operations may be materially impacted by military actions, global terrorism, natural disasters and political unrest.

Military actions in Iraq, Afghanistan and elsewhere, global terrorism, natural disasters and political unrest in the Middle East and other countries are among the factors that may adversely impact regional and global economic conditions and, concomitantly, our client’s ability, capacity and need to invest in our services. In addition to the potential impact of any of these events on the business of our clients, these events could pose a threat to our global operations and people. Specifically, our people and operations in India could be impacted if continued civil unrest, terrorism and conflicts with bordering countries in India were to increase significantly. Additionally, hurricanes or other unanticipated catastrophes, both in the U.S. and globally, could disrupt our operations and negatively impact our business as well as disrupt our clients’ businesses, which may result in a further adverse impact on our business. As a result, significant disruptions caused by such events could materially and adversely affect our business, financial condition and results of operations.

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

The success of our business depends in large part on our ability to develop solutions and service offerings that keep pace with the changes in the markets in which we provide our services.

The professional services markets in which we operate are characterized by rapid technological change, evolving industry standards, changing customer preferences and new product and service introductions. Our future success will depend on our ability to develop solutions and service offerings that keep pace with changes in the markets in which we provide services. We cannot be sure that we will be successful in developing new services addressing evolving technologies in a timely or cost-effective manner or, if these services are developed, that we will be successful in offering and deploying them in the marketplace. In addition, we cannot be sure that products, services or technologies developed by others will not render our services non-competitive or obsolete. Our failure to address the demands of the rapidly evolving technological environment could have a material adverse effect on our business, results of operations and financial condition. Our ability to remain competitive will also depend on our ability to design and implement, in a timely and cost-effective manner, solutions for clients that both leverage their legacy systems and appropriately utilize newer technologies. Our ability to implement solutions for our clients incorporating new developments and improvements in technology which translate into productivity improvements for our clients and to develop service offerings that meet current and prospective clients’ needs are critical to our success.

We earn revenues, incur costs and maintain cash balances in multiple currencies, and currency fluctuations affect our financial results.

We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international service revenues were $461.1 million for 2013. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues and receivables, purchases, payroll and investments on both a transactional level and a financial statement translation basis. As of December 31, 2013, 50% of our assets and 40% of our liabilities were subject to foreign currency exchange fluctuations. We also have a significant amount of foreign currency operating income and net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within a foreign country, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results.

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

An unanticipated termination or decrease in size or scope of a major assignment, a client’s decision not to proceed with an assignment we anticipated or the completion during a quarter of several major client assignments could require us to maintain underutilized employees and could have a material adverse effect on our business, financial condition and results of operations. Our revenues and earnings may also fluctuate from quarter to quarter because of such factors as:

•	the contractual terms and timing of completion of assignments, including achievement of certain business results;

•	any delays incurred in connection with assignments;

•	the adequacy of provisions for losses and bad debts;

•	the accuracy of our estimates of resources required to complete ongoing assignments;

•	loss of key highly-skilled personnel necessary to complete assignments; and

•	general economic conditions.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.

Our effective tax rate could be adversely impacted by several factors, some of which are outside our control, including:

•	changes in relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•	our ability to accurately value certain assets, including intellectual property;

•	changes in tax laws and the interpretation of those tax laws;

•

changes to our assessments about the realizability of our deferred tax assets which are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies and our internal structure, and the economic environment in which we do business;

•	the cross-border mobility of our employees;

•	the outcome of future tax audits and examinations; and

•	changes in generally accepted accounting principles that affect the accounting for taxes.

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

We provide our services under time-and-materials, fixed-price, and retainer contracts. All revenue is recognized pursuant to generally accepted accounting principles. These principles require us to recognize revenue once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured. If we perform our services prior to the period in which we are able to recognize the associated revenue, our revenue and margins may fluctuate from quarter to quarter.

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

Certain complex engagements may require that we partner with specialized software or systems vendors or other partners to perform services. Often in these circumstances, we are liable to our clients for the performance of these third parties. Should the third parties fail to perform timely or satisfactorily, our clients may elect to terminate the engagements or withhold payment until the services have been completed successfully. Additionally, the timing of our revenue recognition may be affected or we may realize lower profits if we incur additional costs due to delays or because we must assign additional personnel to complete the engagement. Furthermore, our relationships with our clients and our reputation generally may suffer harm as a result of these third parties’ unsatisfactory performance.

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

We frequently receive or have access to confidential information from our clients, including confidential client data that we use to develop or support solutions. If any person, including one of our employees, misappropriates client confidential information, or if client confidential information is inappropriately disclosed due to a breach of our computer systems, including an attack by computer programmers or hackers who may develop or deploy viruses, worms, or other malicious software programs, system failures or otherwise, we may have substantial liabilities to our clients or their customers. Further, any such compromise to our computer systems could disrupt our operations, as well as our clients’ operations.

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

We may be liable for breaches of confidentiality or data security, defects in the applications or systems we deliver or other material contract breaches that we may commit during the performance of our services (collectively, “Contract Breaches”). In certain circumstances, we agree to unlimited liability for Contract Breaches. Additionally, we cannot be assured that any insurance coverage will be applicable and enforceable in all cases, or sufficient to cover substantial liabilities that we may incur. Further, we cannot be assured that contractual limitations on liability will be applicable and enforceable in all cases. Accordingly, even if our insurance coverage or contractual limitations on liability are found to be applicable and enforceable, our liability to our clients for Contract Breaches could be material in amount and could materially and adversely affect our business, financial condition and results of operations. Moreover, such claims may harm our reputation and cause us to lose clients.

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

Jerry A. Greenberg, current Co-Chairman of the Board of Directors and former Chief Executive Officer of the Company, and J. Stuart Moore, former Co-Chairman of the Board of Directors and Co-Chief Executive Officer and current member of our Board of Directors, hold, in the aggregate, approximately 12% of the outstanding shares of our common stock as of March 14, 2014. As a result, they have the ability to substantially influence and, in some cases, may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors. Affiliates of Messrs. Greenberg and Moore own substantial holdings not represented by this percentage over which Messrs. Greenberg and Moore disclaim beneficial ownership.

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

The restatement of our consolidated financial statements and possible related events, should they occur, may negatively impact our stock price, and may consume time and resources.

As discussed in Note 21, Restatement, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, we have restated in this Form 10-K our consolidated financial statements for certain prior periods to correct certain errors in those financial statements. The previously disclosed errors related to our unrecorded corporate income and employment tax liabilities in connection with the movement of employees globally.

As with all corporate controls, we cannot be certain that the measures we have taken, and are taking, to remedy the errors since they were discovered will ensure that no errors occur in the future. Further, the restatement may negatively impact our stock price.

Although we have now completed the restatement, we cannot guarantee that we will not receive regulatory inquiries or be subject to litigation regarding our restated financial statements or matters relating thereto. Were any such future regulatory inquiries or litigation to occur, regardless of the outcome, such actions would likely consume internal resources and result in additional legal and consulting costs.

We cannot assure investors that we will be able to fully or timely address the material weakness in our internal controls that led to the restatement, or that remediation efforts will prevent future material weakness.

As a result of our review of issues related to the restatement described herein, management has identified deficiencies in our control environment that constitute a material weakness and, consequently, has concluded that our internal control over financial reporting was not effective at December 31, 2013. In addition, management has concluded, based primarily on the identification of the material weakness that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2013 as a result of the material weakness in internal controls related to accounting for certain tax liabilities resulting from the movement of our employees globally. See Item 9A, Controls and Procedures, in Part II of this Annual Report on Form 10-K. If we are unable to successfully remediate this material weakness and to do so in a timely manner, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our headquarters and principal administrative, finance, and marketing operations are located in approximately 80,000 square feet of leased office space in Boston, Massachusetts. We also lease offices in other parts of the United States and in Canada, Europe, India, Asia, Australia and South America. We believe our properties are suitable for the conduct of our business, adequate for our present needs and adequate for our foreseeable future needs. We do not own any material real property. Substantially all of our office space is leased under long-term leases with varying expiration dates. For further information regarding our lease obligations, see Note 12, Commitments and Contingencies: Lease Commitments, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 3.    Legal Proceedings

We are subject to certain legal proceedings and claims incidental to the operations of our business. We are also subject to certain other legal proceedings and claims that have arisen in the course of business that have not been fully adjudicated. We currently do not anticipate that these matters, if resolved against us, will have a material adverse impact on our financial results or financial condition.

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

Market Price of Common Stock and Holders

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “SAPE.” The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported on NASDAQ.

	Sales Prices
	High	Low
2013
First Quarter	$12.60	$10.58
Second Quarter	$13.59	$10.91
Third Quarter	$16.15	$12.93
Fourth Quarter	$17.95	$14.80
2012
First Quarter	$13.88	$11.93
Second Quarter	$12.80	$9.01
Third Quarter	$10.99	$9.13
Fourth Quarter	$11.75	$9.90

On March 14, 2014, the last reported sale price of our common stock was $16.58 per share. As of the close of business on March 14, 2014, there were approximately 281 holders of record of our common stock. Because many of the common shares are registered in “nominee” or “street” names, we believe that the total number of beneficial owners is considerably higher.

Stock Performance

The following graph compares the cumulative five-year total stockholder return on our common stock from December 31, 2008 through December 31, 2013, with the cumulative five-year total return, during the equivalent period, on (i) the NASDAQ Composite Index and (ii) the Dow Jones US Technology Index. The comparison assumes the investment of $100 on December 31, 2008 in our common stock and in each of the comparison indices and, in each case, assumes reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Sapient Corporation, the NASDAQ Composite Index,

and the Dow Jones US Technology Index

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2014 Dow Jones & Co. All rights reserved.

	12/08	12/09	12/10	12/11	12/12	12/13
Sapient Corporation	100.00	186.26	283.49	304.66	255.34	419.76
NASDAQ Composite	100.00	143.89	168.22	165.19	191.47	264.84
Dow Jones US Technology	100.00	164.48	185.17	185.47	207.88	263.93

Dividends

We have not paid dividends in the prior two fiscal years. We may declare or pay special cash dividends on our common stock in the future. The payment of future dividends is within the discretion of our Board of Directors and will depend upon various factors, including our results of operations, financial condition, cash requirements and business projections.

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

On May 9, 2012, our Board of Directors authorized a stock repurchase program of up to $100 million of the Company’s common stock for a period of two years. The following table includes information with respect to repurchases we made of our common stock pursuant to our stock repurchase program during the three month period ended December 31, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program
				(In thousands)
October 1 to October 31, 2013	650	$14.99	650	$55,388
November 1 to November 30, 2013	807	$14.97	807	$55,375
December 1 to December 31, 2013	36,800	$14.94	36,800	$54,825

Total	38,257	$14.94	38,257

Sales of Unregistered Securities

On December 30, 2013, 84,166 shares of unregistered common stock were issued in connection with the acquisition of La Comunidad. The issuance of such shares was made pursuant to Section 4(2) of the Securities Act. On October 1, 2013, 33,816 shares of unregistered common stock were issued in connection with the acquisition of Second Story. The issuance of such shares was made pursuant to Section 4(2) of the Securities Act. On November 1, 2012, 235,490 shares of unregistered common stock were issued in connection with the acquisition of Second Story. The issuance of such shares were made pursuant to Rule 506 of Regulation D under the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

For information required by Regulation S-K Item 201(d), see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, under Part III of this Annual Report on Form 10-K.

Item 6.    Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

We have restated the selected financial data presented in this report as of and for each of the years ended December 31, 2012, 2011, 2010, and 2009. This Part II, Item 6, Selected Financial Data of this Annual Report on Form 10-K includes the following:

•	The restated selected financial data for the annual periods described above;

•	The selected financial data for the year ended December 31, 2013;

•

Schedules presenting the details of the nature and impact of the restatement adjustments. For information regarding our restatement, see Note 21, Restatement, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The adjustments related to the years prior to 2009 are reflected in the beginning retained earnings for 2009. The cumulative impact of these adjusting entries decreased retained earnings by $7.2 million, net of tax, at the beginning of 2009.

The following selected consolidated financial data should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The balance sheet data at December 31, 2013 and 2012 and the statement of operations data for each of the three years ended December 31, 2013, 2012 and 2011 are derived from the audited consolidated financial statements for such years, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

The account balances labeled “As Reported” in the years ended December 31, 2012, 2011, 2010, and 2009 represent the previously reported audited balances in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

	Year Ended December 31,
	2013	2012 (1)	2011 (1)	2010 (1)	2009 (1)
	(In thousands, except per share amounts)
		As Restated	As Restated	As Restated	As Restated
Statement of Operations Data:
Revenues:
Service revenues	$1,259,418	$1,121,010	$1,021,083	$823,511	$638,884
Reimbursable expenses	45,814	40,538	41,364	40,008	27,794

Total gross revenues	1,305,232	1,161,548	1,062,447	863,519	666,678

Operating expenses:
Project personnel expenses	855,753	771,998	697,015	569,150	437,221
Reimbursable expenses	45,814	40,538	41,364	40,008	27,794

Total project personnel expenses and reimbursable expenses	901,567	812,536	738,379	609,158	465,015
Selling and marketing expenses	50,567	44,661	39,025	38,833	31,931
General and administrative expenses	216,066	192,530	172,627	151,652	118,930
Restructuring and other related charges	1,970	394	6,507	414	4,548
Amortization of purchased intangible assets	12,810	11,052	6,813	5,448	5,146
Acquisition costs and other related (benefits) charges	(172)	4,354	1,861	111	2,962
Impairment of intangible asset	2,090	—	—	—	—

Total operating expenses	1,184,898	1,065,527	965,212	805,616	628,532

Income from operations	120,334	96,021	97,235	57,903	38,146
Interest income, net	4,002	3,735	5,748	3,509	2,889
Other income, net	888	849	594	196	267

Income before income taxes	125,224	100,605	103,577	61,608	41,302

Provision for (benefit from) income taxes:
Provision for income taxes	47,680	41,786	36,820	23,599	10,925
Benefit from release of valuation allowance	—	—	—	—	(48,511)

Provision for (benefit from) income taxes	47,680	41,786	36,820	23,599	(37,586)

Net income	77,544	58,819	66,757	38,009	78,888
Less: Net loss attributable to noncontrolling interest	(183)	—	—	—	—

Net income attributable to stockholders of Sapient Corporation	$77,727	$58,819	$66,757	$38,009	$78,888

Basic net income per share attributable to stockholders of Sapient Corporation	$0.56	$0.43	$0.48	$0.29	$0.62

Diluted net income per share attributable to stockholders of Sapient Corporation	$0.54	$0.41	$0.47	$0.27	$0.59

Weighted average common shares	139,120	138,188	137,788	132,060	127,969
Weighted average dilutive common share equivalents	3,516	3,921	4,208	6,669	4,912

Weighted average common shares and dilutive common share equivalents	142,636	142,109	141,996	138,729	132,881

Cash dividends declared per common share	$—	$—	$0.35	$0.35	$—

	December 31,
	2013	2012 (1)	2011 (1)	2010 (1)	2009 (1)
		As Restated	As Restated	As Restated	As Restated
Balance Sheet Data:
Working capital	$424,628	$349,419	$304,994	$301,501	$276,879
Total assets	950,648	811,243	716,555	617,954	588,757
Total long-term liabilities	117,568	121,959	89,009	39,914	31,828
Total Sapient Corporation stockholders’ equity(2)	589,229	496,405	448,643	418,557	409,036

(1)	Certain financial statement amounts included in the years ended December 31, 2012, 2011, 2010 and 2009 have been restated to correct certain prior period errors, primarily relating to unrecorded corporate income and employment tax liabilities resulting from the movement of employees globally. The restatement adjustments are described in detail in Note 21, Restatement, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
(2)	On August 4, 2011, we declared a special dividend equivalent payment of $0.35 per RSU for all outstanding RSU awards as of August 15, 2011, to be paid in shares when the awards vest. If an RSU does not vest, the dividend is forfeited. On February 18, 2010, we declared a special dividend equivalent payment of $0.35 per RSU for all outstanding RSU awards as of March 1, 2010, to be paid in shares when the awards vest. If an RSU does not vest, the dividend is forfeited.

Cumulative Restatement Adjustments to Previously Reported Beginning Retained Earnings and Net Income Attributable to Sapient Corporation

The following tables present the impact of the restatement adjustments on previously reported retained earnings for the years ended 2012, 2011, 2010, and 2009. These restatements are described in detail in Note 21, Restatement, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Retained earnings as restated
Beginning retained earnings as reported	$27,832	$(37,409)	$(110,085)	$(152,763)	$(231,607)
Cumulative adjustments to beginning retained earnings	(24,141)	(17,719)	(11,800)	(7,131)	(7,175)

Beginning retained earnings as restated	3,691	(55,128)	(121,885)	(159,894)	(238,782)

Net income attributable to Sapient Corporation as reported	77,727	65,241	72,676	42,678	78,844
Net income attributable to Sapient Corporation restatement adjustments	—	(6,422)	(5,919)	(4,669)	44

Net income attributable to Sapient Corporation as restated	77,727	58,819	66,757	38,009	78,888

Retained earnings as restated	$81,418	$3,691	$(55,128)	$(121,885)	$(159,894)

Impact of Restatement Adjustments on the Year Ended December 31, 2012 Consolidated Statement of Operations

The following table presents the impact of the restatement adjustments on our Consolidated Statement of Operations for the year ended December 31, 2012:

	Year Ended December 31, 2012
Consolidated Statement of Operations:	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
Revenues:
Service revenues	$1,121,010	$—	$1,121,010
Reimbursable expenses	40,538	—	40,538

Total gross revenues	1,161,548	—	1,161,548

Operating expenses:
Project personnel expenses	764,843	7,155	771,998
Reimbursable expenses	40,538	—	40,538

Total project personnel expenses and reimbursable expenses	805,381	7,155	812,536
Selling and marketing expenses	44,661	—	44,661
General and administrative expenses	191,599	931	192,530
Restructuring and other related charges	394	—	394
Amortization of purchased intangible assets	11,052	—	11,052
Acquisition costs and other related charges	4,354	—	4,354

Total operating expenses	1,057,441	8,086	1,065,527

Income from operations	104,107	(8,086)	96,021
Interest income, net	3,735	—	3,735
Other income, net	849	—	849

Income before income taxes	108,691	(8,086)	100,605
Provision for income taxes	43,450	(1,664)	41,786

Net income	65,241	(6,422)	58,819
Less: Net loss attributable to noncontrolling interest	—	—	—

Net income attributable to stockholders of Sapient Corporation	$65,241	$(6,422)	$58,819

Basic net income per share attributable to stockholders of Sapient Corporation	$0.47	$(0.04)	$0.43

Diluted net income per share attributable to stockholders of Sapient Corporation	$0.46	$(0.05)	$0.41

Weighted average common shares	138,188	—	138,188
Weighted average dilutive common share equivalents	3,921	—	3,921

Weighted average common shares and dilutive common share equivalents	142,109	—	142,109

Impact of Restatement Adjustments on the Year Ended December 31, 2011 Consolidated Statement of Operations

The following table presents the impact of the restatement adjustments on our Consolidated Statement of Operations for the year ended December 31, 2011:

	Year Ended December 31, 2011
Consolidated Statement of Operations:	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
Revenues:
Service revenues	$1,021,083	$—	$1,021,083
Reimbursable expenses	41,364	—	41,364

Total gross revenues	1,062,447	—	1,062,447

Operating expenses:
Project personnel expenses	691,041	5,974	697,015
Reimbursable expenses	41,364	—	41,364

Total project personnel expenses and reimbursable expenses	732,405	5,974	738,379
Selling and marketing expenses	39,025	—	39,025
General and administrative expenses	171,759	868	172,627
Restructuring and other related charges	6,507	—	6,507
Amortization of purchased intangible assets	6,813	—	6,813
Acquisition costs and other related charges	1,861	—	1,861

Total operating expenses	958,370	6,842	965,212

Income from operations	104,077	(6,842)	97,235
Interest income, net	5,748	—	5,748
Other income, net	594	—	594

Income before income taxes	110,419	(6,842)	103,577
Provision for income taxes	37,743	(923)	36,820

Net income	72,676	(5,919)	66,757
Less: Net loss attributable to noncontrolling interest	—	—	—

Net income attributable to stockholders of Sapient Corporation	$72,676	$(5,919)	$66,757

Basic net income per share attributable to stockholders of Sapient Corporation	$0.53	$(0.05)	$0.48

Diluted net income per share attributable to stockholders of Sapient Corporation	$0.51	$(0.04)	$0.47

Weighted average common shares	137,788	—	137,788
Weighted average dilutive common share equivalents	4,208	—	4,208

Weighted average common shares and dilutive common share equivalents	141,996	—	141,996

Impact of Restatement Adjustments on the Year Ended December 31, 2010 Consolidated Statement of Operations

The following table presents the impact of the restatement adjustments on our Consolidated Statement of Operations for the year ended December 31, 2010:

	Year Ended December 31, 2010
Consolidated Statement of Operations:	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
Revenues:
Service revenues	$823,511	$—	$823,511
Reimbursable expenses	40,008	—	40,008

Total gross revenues	863,519	—	863,519

Operating expenses:
Project personnel expenses	564,407	4,743	569,150
Reimbursable expenses	40,008	—	40,008

Total project personnel expenses and reimbursable expenses	604,415	4,743	609,158
Selling and marketing expenses	38,833	—	38,833
General and administrative expenses	150,800	852	151,652
Restructuring and other related charges	414	—	414
Amortization of purchased intangible assets	5,448	—	5,448
Acquisition costs and other related charges	111	—	111

Total operating expenses	800,021	5,595	805,616

Income from operations	63,498	(5,595)	57,903
Interest income, net	3,509	—	3,509
Other income, net	196	—	196

Income before income taxes	67,203	(5,595)	61,608
Provision for income taxes	24,525	(926)	23,599

Net income	42,678	(4,669)	38,009
Less: Net loss attributable to noncontrolling interest	—	—	—

Net income attributable to stockholders of Sapient Corporation	$42,678	$(4,669)	$38,009

Basic net income per share attributable to stockholders of Sapient Corporation	$0.32	$(0.03)	$0.29

Diluted net income per share attributable to stockholders of Sapient Corporation	$0.31	$(0.04)	$0.27

Weighted average common shares	132,060	—	132,060
Weighted average dilutive common share equivalents	6,669	—	6,669

Weighted average common shares and dilutive common share equivalents	138,729	—	138,729

Impact of Restatement Adjustments on the Year Ended December 31, 2009 Consolidated Statement of Operations

The following table presents the impact of the restatement adjustments on our Consolidated Statement of Operations for the year ended December 31, 2009:

	Year Ended December 31, 2009
Consolidated Statement of Operations:	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
Revenues:
Service revenues	$638,884	$—	$638,884
Reimbursable expenses	27,794	—	27,794

Total gross revenues	666,678	—	666,678

Operating expenses:
Project personnel expenses	435,162	2,059	437,221
Reimbursable expenses	27,794	—	27,794

Total project personnel expenses and reimbursable expenses	462,956	2,059	465,015
Selling and marketing expenses	31,931	—	31,931
General and administrative expenses	118,223	707	118,930
Restructuring and other related charges	4,548	—	4,548
Amortization of purchased intangible assets	5,146	—	5,146
Acquisition costs and other related charges	2,962	—	2,962

Total operating expenses	625,766	2,766	628,532

Income from operations	40,912	(2,766)	38,146
Interest income, net	2,889	—	2,889
Other income, net	267	—	267

Income before income taxes	44,068	(2,766)	41,302
Provision for income taxes	13,735	(2,810)	10,925
Benefit from release of valuation allowance	(48,511)	—	(48,511)

Provision for (benefit from) income taxes	(34,776)	(2,810)	(37,586)

Net income	78,844	44	78,888
Less: Net loss attributable to noncontrolling interest	—	—	—

Net income attributable to stockholders of Sapient Corporation	$78,844	$44	$78,888

Basic net income per share attributable to stockholders of Sapient Corporation	$0.62	$—	$0.62

Diluted net income per share attributable to stockholders of Sapient Corporation	$0.59	$—	$0.59

Weighted average common shares	127,969	—	127,969
Weighted average dilutive common share equivalents	4,912	—	4,912

Weighted average common shares and dilutive common share equivalents	132,881	—	132,881

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Previously Issued Financial Statements

As discussed further in Note 21, Restatement, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, we have restated our consolidated financial statements for the years ended December 31, 2012 and 2011 and our unaudited quarterly financial information for each of the quarters in the year ended December 31, 2012 and for the first three quarters in the year ended December 31, 2013 (collectively, the “Restated Periods”).

For information regarding our controls and procedures, see Part II, Item 9A, Controls and Procedures, of this Annual Report on Form 10-K.

Overview

The Company

We help clients identify and act upon opportunities to improve their business performance by capitalizing on changes, disruptions, or opportunities that exist in their business or industry. We market our services through three primary business units — SapientNitro, Sapient Global Markets, and Sapient Government Services — positioned at the intersection of marketing, business and technology. SapientNitro is a new breed of agency which helps clients tell their stories through seamless experiences across brand communications, digital engagement, and omni-channel commerce. SapientNitro offers services including integrated marketing and creative services, web and interactive development, traditional advertising, media planning and buying, strategic planning and marketing analytics, multi-channel commerce strategy and solutions including a significant focus on mobile, and content and asset management strategies and solutions. Sapient Global Markets provides business and technology services including integrated advisory, program management, analytics, technology and operations services to leaders in banking, investment management, energy and commodity industries, as well as to governments. A core focus area within Sapient Global Markets is trading and risk management, to which we bring more than 15 years of experience and a globally integrated service in derivatives processing. Sapient Government Services provides consulting, technology, and marketing services to U.S. governmental agencies, nonprofit organizations (“NPOs”), and non-governmental organizations (“NGOs”). Focused on driving long-term change and transforming the citizen experience, we use technology, marketing services and communications to help our clients become more accessible, transparent, and effective.

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

We have established and continuously promote a strong corporate culture based on our “strategic context” — purpose, core company values, vision, goals and client value proposition — which is critical to our success. Our value proposition includes helping clients tell their stories through seamless experiences across brand communications, digital engagement, and omni-channel commerce. Our value proposition also includes offering integrated marketing and creative services, web and interactive development, traditional advertising, media planning and buying, strategic planning and marketing analytics, multi-channel commerce strategy and solutions including a significant focus on mobile, and content and asset management strategies and solutions. In addition, our value proposition refers to our organizational strategy of helping clients identify and act upon opportunities to improve their business performance by capitalizing on changes, disruptions, or opportunities that exist in their business or industry.

Summary of Results of Operations

The following table presents a summary of our results of operations for the years ended December 31, 2013 and 2012 (in thousands, except percentages):

	Years Ended December 31,		Increase
	2013	2012	Dollars	Percentage
		As Restated
Service revenues	$1,259,418	$1,121,010	$138,408	12%
Income from operations	$120,334	$96,021	$24,313	25%
Net income attributable to Sapient Corporation	$77,727	$58,819	$18,908	32%

The increase in service revenues for the year ended December 31, 2013 was due primarily to higher demand for our services from new and existing customers and, to a lesser extent, revenues generated from acquisitions completed during the quarters ended December 31, 2012 and March 31, 2013. The increase in income from operations was due to the increase in service revenues and decreases in project personnel expenses as a percentage of service revenue. Net income attributable to Sapient Corporation increased due to the foregoing as well as a lower tax effective rate.

The following table presents a summary of our results of operations for the years ended December 31, 2012 and 2011 (in thousands, except percentages):

	Years Ended December 31,		Increase / (Decrease)
	2012	2011	Dollars	Percentage
	As Restated	As Restated
Service revenues	$1,121,010	$1,021,083	$99,927	10%
Income from operations	$96,021	$97,235	$(1,214)	(1)%
Net income attributable to Sapient Corporation	$58,819	$66,757	$(7,938)	(12)%

The increase in service revenues for the year ended December 31, 2012 was primarily due to higher demand for our services from new and existing customers and, to a lesser extent, the revenues generated from acquisitions completed during the third quarter of 2011. Income from operations was essentially unchanged, as increased service revenues were largely offset by similar increases in operating expenses. Net income decreased due to lower interest and other income (net), and a higher provision for income taxes in 2012 as compared to 2011.

Please see our Results of Operations section for additional discussion and analysis of these items.

Non-GAAP Financial Measures

In our quarterly earnings press releases and conference calls, we discuss two key measures that are not calculated according to generally accepted accounting principles (“GAAP”). The first non-GAAP measure is operating income, as reported on our consolidated statements of operations, excluding certain expenses and benefits, which we refer to as “non-GAAP income from operations”. The second measure calculates non-GAAP income from operations as a percentage of reported services revenues, which we refer to as “non-GAAP operating margin”. Management believes that these non-GAAP measures help illustrate underlying trends in our business. We use these measures to establish budgets and operational goals (communicated internally and externally), manage our business and evaluate our performance. We exclude certain expenses and benefits from non-GAAP income from operations that we believe are not reflective of the underlying business trends and are not useful measures in determining our operational performance and overall business strategy. Because our reported non-GAAP financial measures are not calculated according to GAAP, these measures may not necessarily be comparable to GAAP or similarly described non-GAAP measures reported by other companies within our industry. Consequently, our non-GAAP financial measures should not be evaluated in isolation or supplant comparable GAAP measures, but, rather, should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP and included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The following table reconciles income from operations as reported on our consolidated statements of operations to non-GAAP income from operations, and GAAP operating margin to non-GAAP operating margin, for 2013, 2012 and 2011 (in thousands, except percentages):

	Years Ended December 31,
	2013	2012	2011
		As Restated	As Restated
Service revenues	$1,259,418	$1,121,010	$1,021,083

GAAP income from operations	$120,334	$96,021	$97,235
Stock-based compensation expense	30,699	23,795	19,256
Amortization of purchased intangible assets	12,810	11,052	6,813
Restructuring and other related charges	1,970	394	6,507
Acquisition costs and other related (benefits) charges	(172)	4,354	1,861
Impairment of intangible asset	2,090	—	—
Stock-based compensation review and restatement benefits	—	—	(3,500)

Non-GAAP income from operations	$167,731	$135,616	$128,172

GAAP operating margin	9.6%	8.6%	9.5%
Effect of adjustments detailed above	3.7	3.5	3.1

Non-GAAP operating margin	13.3%	12.1%	12.6%

Non-GAAP income from operations increased in 2013 compared to 2012, and in 2012 compared to 2011 primarily due to the increases in reported GAAP income from operations and increases in non-GAAP items, specifically stock-based compensation expense. During 2011, we received insurance recovery proceeds of $3.5 million as reimbursement for expenses incurred in 2006 and 2007 relating to a review of stock option grant practices and the related restatement. When the expenses were originally incurred, they were excluded from our non-GAAP income from operations. Similarly, these benefits have been excluded from non-GAAP income from operations in 2011.

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

Results of Operations

The following table presents the components of net income attributable to stockholders of Sapient Corporation included in our consolidated statements of operations as percentages of service revenues:

	Years Ended December 31,
	2013	2012	2011
		As Restated	As Restated
Revenues:
Service revenues	100.0%	100.0%	100.0%
Reimbursable expenses	3.6%	3.6%	4.1%

Total gross revenues	103.6%	103.6%	104.1%

Operating expenses:
Project personnel expenses	67.9%	68.9%	68.3%
Reimbursable expenses	3.6%	3.6%	4.1%

Total project personnel expenses and reimbursable expenses	71.6%	72.5%	72.4%
Selling and marketing expenses	4.0%	4.0%	3.8%
General and administrative expenses	17.0%	17.1%	16.9%
Restructuring and other related charges	0.2%	0.0%	0.6%
Amortization of purchased intangible assets	1.0%	1.0%	0.7%
Acquisition costs and other related (benefits) charges	—%	0.4%	0.2%
Impairment of intangible asset	0.2%	—%	—%

Total operating expenses	94.0%	95.0%	94.6%

Income from operations	9.6%	8.6%	9.5%
Interest income, net	0.3%	0.2%	0.6%
Other income, net	0.1%	0.1%	0.1%

Income before income taxes	10.0%	8.9%	10.2%
Provision for income taxes	3.8%	3.7%	3.6%

Net income	6.2%	5.2%	6.6%
Less: Net loss attributable to noncontrolling interest	—%	—%	—%

Net income attributable to stockholders of Sapient Corporation	6.2%	5.2%	6.6%

Years Ended December 31, 2013 and 2012

Service Revenues

Our service revenues for 2013 and 2012 were as follows (in thousands, except percentages):

	Years Ended December 31,		Increase	Percentage Increase
	2013	2012
		As Restated
Service revenues	$1,259,418	$1,121,010	$138,408	12%

The increase in service revenues for the year ended December 31, 2013 was due primarily to higher demand for our services from new and existing customers and, to a lesser extent, revenues generated from acquisitions completed during the quarters ended December 31, 2012 and March 31, 2013. Compared geographically to 2012, 2013 service revenues in the United States increased 16%, while international service revenues increased 7%. In constant currency terms, service revenues increased 13% in 2013 as compared to 2012.

The following table presents our service revenues by industry sector for 2013 and 2012 (in thousands, except percentages):

	Years Ended December 31,		Increase
Industry Sector	2013	2012	Dollars	Percentage
		As Restated
Consumer, Travel & Automotive	$522,377	$485,688	$36,689	8%
Financial Services	394,616	345,124	49,492	14%
Government, Health & Education	134,010	115,973	18,037	16%
Energy Services	112,057	88,612	23,445	26%
Technology & Communications	96,358	85,613	10,745	12%

Total service revenues	$1,259,418	$1,121,010	$138,408	12%

See Service Revenues by Reportable Segment below for discussion of service revenues by reportable segment and industry sector.

Utilization, which represents the percentage of our delivery personnel’s time spent on billable client work, was 72% for 2013, a one-point decrease from our 2012 utilization of 73%. Our 2013 average delivery personnel peoplecount increased 12% compared to 2012, which was in line with service revenue growth. Contractor and consultant usage, measured by expense, increased 11% compared to 2012 as our need for contractors and consultants in specialized areas for certain client contracts increased.

Our five largest clients, in the aggregate, accounted for 18% of our service revenues in 2013, compared to 21% in 2012. No individual client accounted for more than 10% of our service revenues for 2013 and 2012. Long-Term and Retainer Revenues represented 51% and 52% of our total service revenues for 2013 and 2012, respectively. Long-Term and Retainer Revenues are revenues from contracts with durations of at least twelve months, and from applications management and long-term support assignments, which are cancelable.

Project Personnel Expenses

Project personnel expenses consist primarily of compensation and employee benefits for personnel dedicated to client assignments, contractors and consultants and other direct expenses incurred to complete assignments that were not reimbursed by the client. These expenses represent the most significant costs we incur in providing our services. The following table presents project personnel expenses for 2013 and 2012 (in thousands, except percentages):

	Years Ended December 31,		Increase / (Decrease)		Percentage Increase
	2013	2012
		As Restated
Project personnel expenses	$855,753	$771,998	$83,755		11%
Project personnel expenses as a percentage of service revenues	68%	69%	(1 point	)

The increase in project personnel expenses in 2013 was a direct result of our service revenue growth as we increased delivery personnel peoplecount, use of contractors and consultants and certain other direct expenses in order to fulfill the increase in demand for our services. Compensation expenses increased $60.5 million, primarily due to the 12% increase in delivery personnel peoplecount. Contractor and consultant expense increased $9.5 million, as our need for contractors and consultants in specialized areas for certain client contracts increased. Travel expenses, which can fluctuate based on specific client project needs, increased $6.3 million. Other project personnel expenses increased, in the aggregate, by $7.5 million.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of compensation, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses. The following table presents selling and marketing expenses for 2013 and 2012 (in thousands, except percentages):

	Years Ended December 31,		Increase	Percentage Increase
	2013	2012
		As Restated
Selling and marketing expenses	$50,567	$44,661	$5,906	13%
Selling and marketing expenses as a percentage of service revenues	4%	4%	0 points

The increase in selling and marketing expenses was due to increases of $2.6 million in compensation expenses relating to an increase in selling and marketing peoplecount, $1.3 million in travel expenses, and $1.2 million in trade show expenses. Other selling and marketing expenses increased, in the aggregate, by $0.8 million.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative groups, and depreciation and occupancy expenses. The following table presents general and administrative expenses for 2013 and 2012 (in thousands, except percentages):

	Years Ended December 31,		Increase	Percentage Increase
	2013	2012
		As Restated
General and administrative expenses	$216,066	$192,530	$23,536	12%
General and administrative expenses as a percentage of service revenues	17%	17%	0 points

The increase in general and administrative expenses was primarily due to the following factors:

•	compensation expenses increased $7.6 million primarily due to an increase in stock-based compensation, increases in salary expense, and bonus expense;

•

depreciation expense increased $3.3 million, primarily due to the impact of leasehold improvement assets purchased in recent years in connection with our expansions of office space in several locations;

•	facilities expenses increased $2.1 million, primarily due to office space expansions in several locations during 2012 and 2013;

•	accounting and tax fees increased $1.9 million due to increased tax and accounting services by outside consultants;

•

the net impact of our hedging gains and losses resulted in an increase of general and administrative expenses of $1.7 million, as net losses of $1.7 million were recorded in 2013, compared to net losses of less than $0.1 million in 2012;

•

the net impact of foreign currency gains and losses resulted in an increase in general and administrative expenses of $1.4 million, as net losses of $1.0 million were recorded in 2013, compared to net gains of $0.4 million in 2012;

•	contracting and consultant expense increased $1.5 million, as our need for contractors and consultants in specialized areas for certain internal projects increased; and

•	Other general and administrative expenses increased, in the aggregate, $4.0 million.

Restructuring and Other Related Charges

Restructuring and other related charges were $2.0 million and $0.4 million in 2013 and 2012, respectively. The net charges recorded in 2013 included $2.1 million of cash and other termination benefits for 82 employees whose positions were made redundant. These actions were taken in order to improve efficiency based on our revenue mix, skills mix, and leverage mode. Also included were benefits of $0.1 million related to changes in the estimated costs to be incurred in connection with a previously restructured office lease. The net charges recorded in 2012 included a restructuring charge of $0.5 million which included cash and other termination benefits for 15 Australian employees whose positions were made redundant, net of $0.1 million of benefits relating to changes in estimated future costs to be incurred in connection with two previously restructured office leases. This action was taken in response to customer attrition as well as a continuing re-positioning of the Company’s SapientNitro business in Australia from traditional advertising capabilities to digitally-led capabilities.

Amortization of Purchased Intangible Assets

During 2013 and 2012, purchased intangible assets consisted of non-compete and non-solicitation agreements, customer lists, intellectual property, and tradenames acquired in business combinations. Amortization expense related to intangible assets increased from $11.1 million in 2012 to $12.8 million in 2013, primarily due to the additional amortization expense related to the new intangible assets acquired in connection with the three acquisitions which occurred during the fourth quarter of 2012 and the first quarter of 2013.

Acquisition Costs and Other Related (Benefits) Charges

Acquisition costs and other related (benefits) charges include expenses associated with third-party professional services we utilize related to the evaluation of potential targets and the execution of successful acquisitions. Although we may incur costs to evaluate targets, the related potential transaction(s) may never be consummated. Acquisition costs and other related (benefits) charges also include changes in the fair value of contingent consideration liabilities recorded as the result of acquisitions. These liabilities must be measured at fair value on the acquisition date, and until these liabilities are settled, they must be remeasured to fair value each reporting period, with the changes included in earnings. Acquisition costs and other related (benefits) charges was a benefit of $0.2 million and a charge of $4.4 million for 2013 and 2012, respectively. The decrease of $4.6 million was due to a $0.3 million decrease in third-party costs related to the evaluation of potential targets and the completion of acquisition and a $4.3 million decrease in remeasurements of the fair value of contingent consideration liabilities.

We recorded contingent consideration liabilities as the result of our acquisitions of La Comunidad and iThink during 2013, (m)Phasize, LLC during 2012, and D&D Holdings Limited (“DAD”) during 2011, and we expect to record quarterly remeasurements of the fair value of these liabilities until they are settled at various points in time through 2017. Acquisition costs and other related (benefits) charges recorded in 2013 and 2012 included benefits and expenses of $1.9 million and $2.4 million, respectively, relating to the remeasurement of the fair value of these contingent consideration liabilities. We may also continue to incur additional acquisition costs and other related (benefits) charges in future periods resulting from the evaluation of potential acquisition targets.

Impairment of Intangible Asset

During the quarters ended September 30, June 30, and March 31, 2013, we performed impairment reviews of the customer list intangible asset obtained in the acquisition of Nitro Group Limited (“Nitro”), acquired in 2009. The impairment reviews were triggered by certain legacy Nitro customers having notified us of their intentions to cease or reduce purchases of our services. In the first step of the June 30, 2013 impairment review, the undiscounted net cash flows expected to be generated by the asset were compared to the carrying value of the asset. The undiscounted net cash flows expected to be generated by the asset were greater than the carrying value of the asset, and as a result no impairment was recorded during the three months ended June 30, 2013. In the first step of the September 30 and March 31, 2013 impairment reviews, the carrying value of the asset exceeded the undiscounted net cash flows expected to be generated by the asset, indicating that the carrying value was not recoverable. In the second step, the impairment amount of $0.6 million and $1.5 million recorded in the three months ended September 30 and March 31, 2013, respectively, was determined as the amount by which the asset’s carrying amount exceeded its fair value, which was estimated using a discounted cash flow approach. During the three months ended December 31, 2013, there were no triggering events that compelled the Company to perform an impairment review.

In estimating the undiscounted future net cash flows expected to be generated by this intangible asset, management considered the following factors: actual customer attrition rates since the acquisition date; expected future attrition rates; estimated undiscounted net cash flows generated by the intangible asset since the acquisition date; estimated undiscounted net cash flows expected to be generated by the intangible asset over its remaining expected useful life; and the expected remaining useful life of the intangible asset. In the course of these impairment reviews, we considered multiple future scenarios and the expected likelihood of those scenarios occurring, based on the information which was known to management at the times the reviews were performed. These impairment reviews involved the use of significant judgment by management, and different judgments could yield different results. The net book value of the Nitro customer list intangible asset was $0.4 million and $3.5 million as of December 31, 2013 and December 31, 2012, respectively.

Interest Income, Net

Interest income is derived from investments in U.S. government securities, bank time deposits, and money market funds. Interest expense consists primarily of imputed interest on rent payments for leased properties of which we are considered the owner for accounting purposes. The following table presents interest income, net for 2013 and 2012 (in thousands, except percentages):

	Years Ended December 31,		Increase	Percentage Increase
	2013	2012
		As Restated
Interest income, net	$4,002	$3,735	$267	7%

Interest income, net increased in 2013 as compared to 2012 due to higher interest income relating to higher average balances of our interest-bearing foreign currency holdings of cash, cash equivalents and marketable securities partially offset by an increase in interest expense due to two “build-to-suit” office properties in India that we occupy, and the weakening of the Indian rupee against the U.S. dollar.

Provision for Income Taxes

The provision for income taxes was $47.7 million and $41.8 million for 2013 and 2012, respectively. Income tax is related to foreign, federal and state tax obligations. The increase in our provision for income taxes was primarily due to the increase in profit before tax, and changes in the mix of jurisdictional profits.

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2013, a valuation allowance is maintained against deferred tax assets associated primarily with certain state net operating loss carryforwards.

We had gross unrecognized tax benefits, including interest and penalties, of $30.8 million and $28.1 million as of December 31, 2013 and 2012, respectively. The amounts of unrecognized tax benefits that, if recognized, would result in a reduction of our effective tax rate were $29.7 million and $25.6 million as of December 31, 2013 and 2012, respectively. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2013 and 2012, accrued interest and penalties were $4.2 million and $5.3 million, respectively.

We conduct business globally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal and state jurisdictions and various foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Canada, Germany, India, Switzerland, the United Kingdom and the United States. Our U.S. federal tax filings are open for examination for tax years 2010 through the present. The statutes of limitations in our other tax jurisdictions remain open for various periods between 2006 and the present. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in an open period.

Although we believe our tax estimates are appropriate, the final determination of tax audits could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of tax audits and the expiration of relevant statutes of limitations in the next twelve months could result in a decrease in our unrecognized tax benefits of an amount between $2.0 million and $3.5 million.

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions. For 2013, our effective tax rate varied from the statutory tax rate primarily due to state income taxes, the tax rate differential attributable to income earned by our foreign subsidiaries and the related mix of jurisdictional profits, and changes in uncertain tax positions.

Results by Reportable Segment

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer.

We identify such segments based upon target client markets because each operating segment helps clients identify and act upon opportunities to improve their business performance, but strategically serves different markets. We considered qualitative factors, including the economic characteristics of each operating segment to determine if any qualified for aggregation. More specifically, we evaluated the economic characteristics, the nature of products and services, the methods used to provide services, the types of customers, and the nature of the corresponding regulatory environment of our operating segments. As a result, we have identified the following reportable segments: SapientNitro, Sapient Global Markets, and Sapient Government Services.

The CODM evaluates performance based upon each segment’s operating income, which is defined as income before allocations of certain marketing and general and administrative expenses, including costs associated with its restructuring events (as described in Note 10, Restructuring and Other Related Charges, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K). These charges are excluded from evaluation of performance because these activities and costs generally impact areas that support the segments and, therefore, are managed separately. Management does not allocate amortization of purchased intangible assets, acquisition costs, stock-based compensation expense, or interest and other income to the segments for the review of results by the CODM. Asset information by segment is not reported to or reviewed by the CODM, and therefore, we have not disclosed asset information for the segments. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

The following tables present the service revenues and operating income attributable to our reportable segments for the periods presented (in thousands):

	Years Ended December 31,
	2013	2012
		As Restated
Service Revenues:
SapientNitro	$851,048	$771,883
Sapient Global Markets	350,749	298,108
Sapient Government Services	57,621	51,019

Total service revenues	$1,259,418	$1,121,010

	Years Ended December 31,
	2013	2012
		As Restated
Income Before Income Taxes:
SapientNitro	$276,001	$241,498
Sapient Global Markets	110,425	88,678
Sapient Government Services	16,810	14,091

Total reportable segments operating income(1)	403,236	344,267
Less: reconciling items(2)	(278,012)	(243,662)

Total income before income taxes	$125,224	$100,605

(1)	Segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments. Segment operating income reflects restructuring charges allocated to the SapientNitro and Sapient Global Markets reportable segments consisting of $1.3 million and $0.5 million for the year ended December 31, 2013.
(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Years Ended December 31,
	2013	2012
		As Restated
Centrally managed functions	$237,289	$208,651
Restructuring and other related charges	186	394
Amortization of purchased intangible assets	12,810	11,052
Acquisition costs and other related charges	(172)	4,354
Stock-based compensation expense	30,699	23,795
Impairment of long lived assets	2,090	—
Interest and other income, net	(4,890)	(4,584)

Total reconciling items	$278,012	$243,662

Service Revenues by Reportable Segment

The Company does not internally measure or report revenues by individual service offering as providing such information is impracticable and, therefore, the Company has not disclosed the revenues from external customers for each service offering described in Note 2(m), Summary of Significant Accounting Policies, Revenue Recognition, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

The following table presents SapientNitro service revenues by industry sector for 2013 and 2012 (in thousands except percentages):

	Years Ended December 31,		Increase / (Decrease)
	2013	2012	Dollars	Percentage
Industry Sector		As Restated
Consumer, Travel & Automotive	$519,697	$485,793	$33,904	7%
Financial Services	154,860	125,209	29,651	24%
Technology & Communications	92,648	85,632	7,016	8%
Government, Health & Education	73,859	59,895	13,964	23%
Energy Services	9,984	15,354	(5,370)	(35)%

Total SapientNitro service revenues	$851,048	$771,883	$79,165	10%

SapientNitro service revenues increased 10% driven by an increase in new clients partially offset by a decrease in revenues from existing clients. The increase was primarily driven by both an increase in the Consumer, Travel and Automotive industry sector and strong demand for our services in the Financial Services sector. In particular, the Consumer, Travel and Automotive industry sector has experienced increasing acceptance of our value proposition, as companies in this sector shift more of their marketing efforts to digital platforms. In 2013, the Consumer, Travel and Automotive sector increased 7% based on an increase in new client demand, partially offset by a decrease in revenue from existing clients in 2012. The Financial Services sector service revenue experienced equally strong demand from both new and existing clients, which drove the 24% increase in this sector in 2013. The Government, Health & Education sector experienced strong growth as service revenues increased from new clients, which was partially offset by a decrease in revenues from existing clients in 2013. Technology & Communications increased as new client revenues increased in 2013, which was partially offset by a decrease in revenues from existing clients. SapientNitro experienced a slowdown in existing Energy Services clients’ demand that drove the 35% decrease. Overall, in constant currency terms, SapientNitro service revenues increased 11% from 2012 to 2013.

The following table presents Sapient Global Markets service revenues by industry sector for 2013 and 2012 (in thousands except percentages):

	Years Ended December 31,		Increase
	2013	2012	Dollars	Percentage
Industry Sector		As Restated
Financial Services	$242,201	$220,212	$21,989	10%
Energy Services	102,128	72,278	29,850	41%
Government, Health & Education	6,420	5,618	802	14%

Total Sapient Global Markets service revenues	$350,749	$298,108	$52,641	18%

Sapient Global Markets grew strongly 18% from 2012 to 2013. This increase was driven primarily within the Energy and Financial Services sectors with existing clients increasing their demand for Sapient Global Market services. The Energy Sector grew 41% driven by an increase in new and existing customers. The Financial Services sector grew 10% due to an increase in revenues from both new and existing clients. The Government, Health and Education sector growth was driven entirely by the expansion of work from our existing clients. In constant currency terms, Sapient Global Markets service revenues increased 18% from 2012 to 2013.

Service revenues for the Sapient Government Services segment (which are derived entirely from the Government, Health & Education industry sector) increased by $6.6 million, or 13%, in 2013 compared to 2012, due to increased demand for our services from new governmental and non governmental clients in this segment, and partially due to an expansion within the existing client base.

Operating Income by Reportable Segment

SapientNitro’s operating income increased $34.5 million in 2013. As a percentage of related service revenues, SapientNitro’s operating income increased to 32% in 2013 as compared to 31% in 2012. The increase is primarily due to our management of direct expenses as direct expenses increased 8% compared to an increase of 10% in service revenues.

Sapient Global Markets’ operating income increased $21.7 million in 2013. As a percentage of related service revenues, Sapient Global Markets’ operating income increased to 31% in 2013 as compared to 30% in 2012. The increase is primarily due to our management of direct expenses as direct expenses increased 15% compared to an increase of 18% in service revenues.

Sapient Government Services’ operating income increased $2.7 million in 2013. As a percentage of related service revenues, Sapient Government Services’ operating income increased to 29% in 2013 as compared to 28% in 2012. The increase is primarily due to our management of direct expenses as direct expenses increased 11% compared to an increase of 13% in service revenues.

Years Ended December 31, 2012 and 2011

Service Revenues

Our service revenues for 2012 and 2011 were as follows (in thousands, except percentages):

	Years Ended December 31,		Increase	Percentage Increase
	2012	2011
	As Restated	As Restated
Service revenues	$1,121,010	$1,021,083	$99,927	10%

The increase in service revenues for the year ended December 31, 2012 was primarily due to higher demand for our services from new and existing customers and, to a lesser extent, the revenues generated from acquisitions completed during the third quarter of 2011.

The following table presents our service revenues by industry sector for 2012 and 2011 (in thousands, except percentages):

	Years Ended December 31,		Increase / (Decrease)
	2012	2011	Dollars	Percentage
Industry Sector	As Restated	As Restated
Consumer, Travel & Automotive	$485,688	$390,027	$95,661	25%
Financial Services	345,124	323,014	22,110	7%
Technology & Communications	115,973	112,633	3,340	3%
Government, Health & Education	88,612	77,155	11,457	15%
Energy Services	85,613	118,254	(32,641)	(28)%

Total service revenues	$1,121,010	$1,021,083	$99,927	10%

See Service Revenues by Reportable Segment below for discussion of service revenues by reportable segment and industry sector.

Utilization was 73% for 2012, a two-point increase from our 2011 utilization of 71%. Our 2012 average delivery personnel peoplecount increased 8% compared to 2011, which was in line with service revenue growth. Contractor and consultant usage, measured by expense, increased 1% compared to 2011 as our need for contractors and consultants in specialized areas for certain client contracts increased.

Our five largest clients, in the aggregate, accounted for 21% of our service revenues in 2012, compared to 19% in 2011. No individual client accounted for more than 10% of our service revenues for 2012 and 2011. Long-Term and Retainer Revenues represented 52% and 48% of our total service revenues for 2012 and 2011, respectively.

Project Personnel Expenses

The following table presents project personnel expenses for 2012 and 2011 (in thousands, except percentages):

	Years Ended December 31,		Increase	Percentage Increase
	2012	2011
	As Restated	As Restated
Project personnel expenses	$771,998	$697,015	$74,983	11%
Project personnel expenses as a percentage of service revenues	69%	68%	1 point

The increase in project personnel expenses in 2012 was a direct result of our service revenue growth as we increased delivery personnel peoplecount, use of contractors and consultants and certain other direct expenses in order to fulfill the increase in demand for our services. Compensation expenses increased $67.6 million, primarily due to the 7% increase in delivery personnel peoplecount and the impact of annual compensation rate increases and promotions. Contractor and consultant expense increased $0.4 million, as our need for contractors and consultants in specialized areas for certain client contracts increased. Travel expenses, which can fluctuate based on specific client project needs, decreased $1.8 million. Other project personnel expenses increased, in the aggregate, by $8.8 million.

Selling and Marketing Expenses

The following table presents selling and marketing expenses for 2012 and 2011 (in thousands, except percentages):

	Years Ended December 31,		Increase	Percentage Increase
	2012	2011
	As Restated	As Restated
Selling and marketing expenses	$44,661	$39,025	$5,636	14%
Selling and marketing expenses as a percentage of service revenues	4%	4%	0 points

The increase in selling and marketing expenses was due to increases of $2.3 million in travel expenses, $1.7 million in compensation expenses relating to an increase in selling and marketing peoplecount, $0.7 million in trade show expenses, and $0.6 million in consultant costs relating to selling and marketing initiatives. Other selling and marketing expenses increased, in the aggregate, by $0.3 million.

General and Administrative Expenses

The following table presents general and administrative expenses for 2012 and 2011 (in thousands, except percentages):

	Years Ended December 31,		Increase	Percentage Increase
	2012	2011
	As Restated	As Restated
General and administrative expenses	$192,530	$172,627	$19,903	12%
General and administrative expenses as a percentage of service revenues	17%	17%	0 points

The increase in general and administrative expenses was primarily due to the following factors:

•	compensation expenses increased $6.8 million due to a 10% increase in average general and administrative peoplecount and the impact of annual compensation rate increases and promotions;

•	facilities expenses increased $4.5 million, primarily due to office space expansions in several locations;

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

•

2011 included a benefit of $3.5 million relating to insurance recovery proceeds received as reimbursement for expenses incurred during a review of stock option grant practices and the related restatement in 2006 and 2007, while 2012 included no similar benefits;

•

These increases were partially offset by the net impact of hedging gains and losses, which resulted in a decrease in general and administrative expenses of $1.2 million, as net losses totaling less than $0.1 million were recorded in 2012 compared to net losses of $1.2 million in 2011; and

•	Other general and administrative expenses increased, in the aggregate, $0.8 million.

Restructuring and Other Related Charges

Restructuring and other related charges were $0.4 million and $6.5 million in 2012 and 2011, respectively. The net charges recorded in 2012 included $0.5 million of cash and other termination benefits for 15 employees in Australia whose positions were made redundant, net of $0.1 million of benefits relating to changes in estimated future costs to be incurred in connection with two previously restructured office leases. The net charges recorded in 2011 consisted of the following:

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

We recorded contingent consideration liabilities as the result of our acquisitions of (m)Phasize, LLC during 2012 and D&D Holdings Limited (“DAD”) during 2011, and we expect to record quarterly remeasurements of the fair value of these liabilities until they are settled at various points in time through 2014. Acquisition costs and other related charges recorded in 2012 and 2011 included expenses of $2.4 million and $0.6 million, respectively, relating to the remeasurement of the fair value of these contingent consideration liabilities.

Interest Income, net

The following table presents interest income, net for 2012 and 2011 (in thousands, except percentages):

	Years Ended December 31,		Decrease	Percentage Decrease
	2012	2011
	As Restated	As Restated
Interest income, net	$3,735	$5,748	$(2,013)	(35)%

Interest income, net decreased in 2012 as compared to 2011 primarily due to lower interest income relating to lower average balances of our interest-bearing foreign currency holdings of cash, cash equivalents and marketable securities, and due to interest expense relating to the two “build-to-suit” properties in India which we occupied during 2012.

Provision for Income Taxes

The provision for income taxes was $41.8 million and $36.8 million for 2012 and 2011, respectively. Income tax is related to foreign, federal and state tax obligations. The increase in our provision for income taxes was primarily due to changes in the mix of jurisdictional profits, provisions for uncertain tax positions, and the decrease in the deferred tax liability from unremitted foreign earnings in 2011.

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2012, a valuation allowance was maintained against deferred tax assets associated with certain state net operating loss carryforwards. We also maintained a valuation allowance against our deferred tax assets in Switzerland, but believed that deferred tax assets in various other foreign jurisdictions are more likely than not to be realized and, therefore, no valuation allowance has been recorded against these assets.

We had gross unrecognized tax benefits, including interest and penalties, of approximately $28.1 million and $21.0 million as of December 31, 2012 and 2011, respectively. The amounts of unrecognized tax benefits that, if recognized, would result in a reduction of our effective tax rate were $25.6 million and $19.0 million as of December 31, 2012 and 2011, respectively. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2012 and 2011, accrued interest and penalties were $5.3 million and $4.4 million, respectively.

We conduct business globally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal and state jurisdictions and various foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Canada, Germany, India, Switzerland, the United Kingdom and the United States. As of December 31, 2012, our U.S. federal tax filings were open for examination for tax years 2009 through the present. The statutes of limitations in our other tax jurisdictions remain open for various periods between 2005 and the present. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in an open period.

Although we believe our tax estimates are appropriate, the final determination of tax audits could result in favorable or unfavorable changes in our estimates. As of December 31, 2012, we anticipated the settlement of tax audits and the expiration of relevant statutes of limitations in the next twelve months could result in a decrease in our unrecognized tax benefits of an amount between $1.5 million and $2.5 million.

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

Results by Reportable Segment

The following tables present the service revenues and operating income attributable to our reportable segments for the periods presented (in thousands):

	Years Ended December 31,
	2012	2011
	As Restated	As Restated
Service Revenues:
SapientNitro	$771,883	$685,719
Sapient Global Markets	298,108	282,981
Sapient Government Services	51,019	52,383

Total service revenues	$1,121,010	$1,021,083

	Years Ended December 31,
	2012	2011
	As Restated	As Restated
Income Before Income Taxes:
SapientNitro	$241,498	$222,564
Sapient Global Markets	88,678	84,660
Sapient Government Services	14,091	13,745

Total reportable segments operating income(1)	344,267	320,969
Less: reconciling items(2)	(243,662)	(217,392)

Total income before income taxes	$100,605	$103,577

(1)	Segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments.

(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Years Ended December 31,
	2012	2011
	As Restated	As Restated
Centrally managed functions	$208,651	$192,797
Restructuring and other related charges	394	6,507
Amortization of purchased intangible assets	11,052	6,813
Acquisition costs and other related charges	4,354	1,861
Stock-based compensation expense	23,795	19,256
Interest and other income, net	(4,584)	(6,342)
Unallocated benefits(a)	—	(3,500)

Total reconciling items	$243,662	$217,392

(a)	Reflects stock option restatement-related benefits.

Service Revenues by Reportable Segment

The following table presents SapientNitro service revenues by industry sector for 2012 and 2011 (in thousands except percentages):

	Years Ended December 31,		Increase / (Decrease)
	2012	2011	Dollars	Percentage
Industry Sector	As Restated	As Restated
Consumer, Travel & Automotive	$485,793	$390,027	$95,766	25%
Technology & Communications	125,209	116,257	8,952	8%
Financial Services	85,632	117,340	(31,708)	(27)%
Government, Health & Education	59,895	52,604	7,291	14%
Energy Services	15,354	9,491	5,863	62%

Total SapientNitro service revenues	$771,883	$685,719	$86,164	13%

SapientNitro service revenues grew 13% primarily due to increase in demand from both new and existing client base. The increase was particularly driven by the Consumer, Travel and Automotive industry sector as we have experienced increasing acceptance of our value proposition, with companies in this sector shifting more of their marketing efforts to digital platforms. Within the Consumer, Travel and Automotive industry sector, service revenue increased from both new and existing clients. The 8% increase in Technology & Communications sector revenues was primarily due to an increase in new clients partially offset by a decrease in revenues from existing clients. The decrease within the Financial Services sector resulted from contract price compressions from some of our largest clients in this sector and a decrease in the volume of services provided to existing clients. This decrease was partially offset by an increase in new clients. The increase in Government, Health & Education industry sector was due to an increase in new and existing clients. The Energy Services sector increased 62%, primarily due to an increased demand from new and existing clients. In constant currency terms, SapientNitro service revenues increased 13% from 2011 to 2012.

The following table presents Sapient Global Markets service revenues by industry sector for 2012 and 2011 (in thousands except percentages):

	Years Ended December 31,		Increase / (Decrease)
	2012	2011	Dollars	Percentage
Industry Sector	As Restated	As Restated
Financial Services	$220,212	$206,581	$13,631	7%
Energy Services	72,278	67,664	4,614	7%
Government, Health & Education	5,618	8,736	(3,118)	(36)%

Total Sapient Global Markets service revenues	$298,108	$282,981	$15,127	5%

The 5% increase in service revenues was primarily driven by higher demand from clients in the Financial Services sector while the increase within Energy Services was partially offset by the decrease in Government, Health, and Education sector. The Financial Services sector experienced an increase in revenue from new clients, partially offset by a decrease in revenue from existing clients. Within the Energy Services sector service revenues from both new clients and existing clients increased. In constant currency terms, Sapient Global Markets service revenues increased 6% from 2011 to 2012.

Service revenues for the Sapient Government Services segment (which are derived entirely from the Government, Health & Education industry sector) decreased by $1.4 million, or 3%, in 2012 compared to 2011, due to a decrease in demand for our services from existing clients in this segment, in large part due to budgetary pressures experienced by U.S. government agencies. This decrease was partially offset by an increase in new, primarily non-governmental, clients.

Operating Income by Reportable Segment

SapientNitro’s operating income increased $18.9 million in 2012. As a percentage of related service revenues, SapientNitro’s operating income decreased to 31% in 2012 as compared to 32% in 2011. The decrease in operating income as a percentage of service revenues was primarily due to higher compensation expenses as a percentage of related service revenues.

Sapient Global Markets’ operating income increased $4.0 million in 2012. As a percentage of related service revenues, Sapient Global Markets’ operating income was 30% in both 2012 and 2011. An increase in compensation expenses as a percentage of related service revenues was offset by a decrease in contractor and consultant expenses as a percentage of related service revenues.

Sapient Government Services’ operating income increased $0.3 million in 2012. As a percentage of related service revenues, Sapient Government Services’ operating income increased to 28% in 2012 as compared to 26% in 2011. This increase was primarily due to lower contractor and consultant expenses as a percentage of related service revenues.

Liquidity and Capital Resources

Years Ended December 31, 2013 and 2012

	December 31,
	2013	2012
		As Restated
	(in thousands)
Cash, cash equivalents, restricted cash and marketable securities	$345,588	$253,501

	Years Ended December 31,
	2013	2012
		As Restated
	(in thousands)
Summary of cash flow activities:
Net cash provided by operating activities	$155,282	$110,803
Net cash used in investing activities	$(49,007)	$(58,663)
Net cash provided by (used in) financing activities	$5,577	$(33,230)

We invest our excess cash predominantly in money market funds, time deposits with maturities of 91 days or less, mutual funds and other cash equivalents.

As of December 31, 2013 and 2012, we had $2.1 million and $6.1 million, respectively, held with various banks as collateral for letters of credit and performance bonds, and as escrow funds related to acquisitions, and those amounts are classified as “Restricted cash” on our consolidated balance sheets. We also had $5.8 million recorded as restricted cash as of December 31, 2012 relating to our acquisitions of DAD and (m)Phasize.

As of December 31, 2013, our total cash, cash equivalents, restricted cash, and marketable securities balance included $141.0 million held by our U.S. entities and $204.6 million held by our foreign subsidiaries. If we need to access these overseas funds for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to reinvest the unremitted earnings of our foreign subsidiaries indefinitely, except for $33.5 million of unremitted earnings which as of December 31, 2013 were not reinvested indefinitely, and for which a deferred income tax liability has been recorded. Determination of the potential deferred tax liability on other unremitted earnings is not practicable because such liability, if any, would depend on circumstances existing if and when such remittance occurs. Our current plans do not demonstrate a need to repatriate any overseas funds to fund our U.S. operations.

In July 2012, we entered into a revolving credit facility under which we may request advances for general working capital purposes, in U.S. dollars, British pounds sterling and euros, not to exceed an equivalent of $20.0 million U.S. dollars in the aggregate. As of March 18, 2014, we had not drawn any advances under this facility. We believe that our existing cash, credit facility and other short-term investments will be sufficient to meet our working capital and capital expenditure requirements, investing activities, repurchases of common stock, and the expected cash outlays for our previously recorded restructuring activities, for at least the next 12 months.

At December 31, 2013 we had the following contractual obligations:

	Payments Due By Period
	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
	(In thousands)
Operating leases	$24,145	$45,603	$40,028	$52,450	$162,226
Purchase obligations(1)	1,962	1,259	—	—	3,221
Uncertain tax positions(2)	—	—	—	—	30,841

Total	$26,107	$46,862	$40,028	$52,450	$196,288

(1)	Purchase obligations represent minimum commitments due to third parties, including subcontractor agreements, telecommunications contracts, IT maintenance contracts in support of internal use of software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be canceled without payment penalties, have been excluded. Amounts presented also exclude accounts payable and accrued expenses at December 31, 2013.

(2)	We are not able to determine a reasonably reliable estimate of the timing of potential future payments relating to uncertain tax positions.

Operating Activities

Cash provided by operating activities during 2013 totaled $155.3 million, primarily due to $77.5 million in net income and the addition of $55.8 million in non-cash items, and an increase of $22.0 million in cash related to changes in operating assets and liabilities. Cash provided by operating activities during 2012 totaled $110.8 million, primarily due to $58.8 million in net income and the addition of $59.3 million in non-cash items, partially offset by a decrease of $7.3 million in cash relating to changes in operating assets and liabilities.

Days sales outstanding (“DSO”) is calculated based on the most recent three months of total gross revenues and period end balances of accounts receivable, unbilled revenues and deferred revenues. Our DSO was 63 days as of December 31, 2013 and 2012. DSO is affected by changes in accounts receivable and unbilled revenues, which are related to the trend in service revenues, the timing of achieving certain project milestones and the timing of project billings. We expect our unbilled revenues to be short-term in nature, with a majority being billed within 90 days.

Investing Activities

Cash used in investing activities during 2013 totaled $49.0 million. This was primarily due to the use of $36.6 million for capital expenditures and internally developed software, and the use of $14.4 million (net of cash acquired) for the acquisitions of iThink Comunicação e Publicidade Ltda (“iThink”) and “la comunidad” CORPORATION and La Comunidad S.A. (together, “La Comunidad”). Cash used in investing activities during 2012 totaled $58.7 million, primarily due to the use of $37.8 million for capital expenditures and internally developed software, and the use of $18.3 million (net of cash acquired) for the acquisitions of Second Story, Inc. and (m)Phasize, LLC. Our use of cash for acquisitions can fluctuate from year to year based on acquisition opportunities available to us at any given time, as well as the proportions of acquisition consideration which are in the forms of cash or equity. The magnitude of capital expenditures in a given year is often impacted by our activities in leasing new office spaces or expanding existing spaces, which typically require expenditures for leasehold improvements, as well as replacement cycles for computer software and hardware.

Financing Activities

Cash provided by financing activities during 2013 totaled $5.6 million, primarily due to proceeds from stock option plan of $3.6 million and tax benefit from stock plans of $2.5 million, partially offset by the use of $0.6 million for repurchases of our common stock. Cash used in financing activities during 2012 totaled $33.2 million, primarily due the use of $44.6 million for repurchases of our common stock, partially offset by $10.1 million of tax benefits from stock plans.

We use foreign currency option contracts to partially mitigate the effects of exchange rate fluctuations on revenues and operating expenses denominated in certain foreign currencies. Please see Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of this Annual Report on Form 10-K for a discussion of our use of such derivative financial instruments.

Years Ended December 31, 2012 and 2011

	December 31,
	2012	2011
	As Restated	As Restated
	(in thousands)
Cash, cash equivalents, restricted cash and marketable securities	$253,501	$225,649

	Years Ended December 31,
	2012	2011
	As Restated	As Restated
	(in thousands)
Summary of cash flow activities:
Net cash provided by operating activities	$110,803	$131,868
Net cash used in investing activities	$(58,663)	$(80,966)
Net cash used in financing activities	$(33,230)	$(42,581)

We invest our excess cash predominantly in money market funds, time deposits with maturities of 91 days or less, mutual funds and other cash equivalents.

As of December 31, 2012 and 2011, we had $11.9 million and $4.2 million, respectively, held with various banks as collateral for letters of credit and performance bonds, and as escrow funds related to acquisitions, and those amounts are classified as “Restricted cash” on our consolidated balance sheets.

As of December 31, 2012, our total cash, cash equivalents, restricted cash, and marketable securities balance included $80.1 million held by our U.S. entities and $173.4 million held by our foreign subsidiaries. If we need to access these overseas funds for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to reinvest the unremitted earnings of our foreign subsidiaries indefinitely, except for $37.9 million of unremitted earnings which as of December 31, 2012 were not reinvested indefinitely, and for which a deferred income tax liability has been recorded. Determination of the potential deferred tax liability on other unremitted earnings is not practicable because such liability, if any, would depend on circumstances existing if and when such remittance occurs. Our current plans do not demonstrate a need to repatriate any overseas funds to fund our U.S. operations.

In July 2012, we entered into a revolving credit facility under which we may request advances for general working capital purposes, in U.S. dollars, British pounds sterling and euros, not to exceed an equivalent of $20 million U.S. dollars in the aggregate. As of December 31, 2012, we had not drawn any advances under this facility.

At December 31, 2012 we had the following contractual obligations:

	Payments Due By Period
	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
	(In thousands)
Operating leases	$23,342	$39,412	$36,258	$60,175	$159,187
Purchase obligations(1)	2,117	1,026	—	—	3,143
Uncertain tax positions(2)	—	—	—	—	28,122

Total	$25,459	$40,438	$36,258	$60,175	$190,452

(1)	Purchase obligations represent minimum commitments due to third parties, including subcontractor agreements, telecommunications contracts, IT maintenance contracts in support of internal use of software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be canceled without payment penalties, have been excluded. Amounts presented also exclude accounts payable and accrued expenses at December 31, 2012.

(2)	We are not able to determine a reasonably reliable estimate of the timing of potential future payments relating to uncertain tax positions.

Operating Activities

Cash provided by operating activities during 2012 totaled $110.8 million, primarily due to $58.8 million in net income and the addition of $59.3 million in non-cash items, partially offset by a decrease of $7.3 million in cash relating to changes in operating assets and liabilities. Cash provided by operating activities during 2011 totaled $131.9 million, primarily due to $66.8 million in net income and the addition of $61.0 million in non-cash items, partially offset by a decrease of $1.6 million in cash relating to changes in operating assets and liabilities.

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

Investing Activities

Cash used in investing activities during 2012 totaled $58.7 million. This was primarily due to the use of $37.8 million for capital expenditures and internally developed software, and the use of $18.3 million (net of cash acquired) for the acquisitions of Second Story, Inc. and (m)Phasize, LLC. Cash used in investing activities during 2011 totaled $81.0 million, primarily due to the use of $44.6 million (net of cash acquired) for the acquisitions of DAD and Clanmo GmbH, and the use of $35.5 million for capital expenditures and internally developed software. Our use of cash for acquisitions can fluctuate from year to year based on the acquisition opportunities available to us at any given time, as well as the proportions of acquisition consideration which are in the forms of cash or equity. The magnitude of capital expenditures in a given year is often impacted by our activities in leasing new office spaces or expanding existing spaces, which typically require expenditures for leasehold improvements, as well as replacement cycles for computer software and hardware.

Financing Activities

Cash used in financing activities during 2012 totaled $33.2 million, primarily due to the use of $44.6 million for repurchases of our common stock, partially offset by $10.1 million of tax benefits from stock plans. Cash used in financing activities during 2011 totaled $42.6 million, primarily due to a $48.9 million special dividend payment to holders of common stock, net repayments of $10.4 million under a revolving credit facility in India (which expired December 31, 2011), and the repayment of $3.8 million of debt assumed in the acquisition of DAD. These outflows were partially offset by the receipt of $10.2 million in cash proceeds from stock option exercises, and $4.4 million of tax benefits from stock plans.

We use foreign currency option contracts to partially mitigate the effects of exchange rate fluctuations on revenues and operating expenses denominated in certain foreign currencies. Please see Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of this Annual Report on Form 10-K for a discussion of our use of such derivative financial instruments.

Contingencies

We are subject to certain legal proceedings and claims incidental to the operation of our business. We are also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully adjudicated. We currently do not anticipate that these matters, if resolved against us, will have a material adverse impact on our financial results or financial condition.

We accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. As of December 31, 2013, we have recorded an accrual of $1.2 million for loss contingencies, which represents the minimum amount of probable range between $1.2 million and $7.8 million, related to all probable losses where a reasonable range could be made. This range includes a potential liability associated with non-income tax matters in certain of our foreign jurisdictions.

We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible, but not probable. Although we intend to defend these matters vigorously, the ultimate outcome of these matters is uncertain. However, we do not expect the potential losses, if any, to have a material adverse impact on our operating results or financial condition.

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

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

Revenue Recognition

We recognize revenues from the provision of professional services, digital marketing services and offline printing and production services arrangements with our clients when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided to the client, the fee is fixed or determinable and collectability is reasonably assured. In instances where the client, at its sole discretion, has the right to reject the services prior to final acceptance, revenue is deferred until such acceptance occurs.

We evaluate our contracts for multiple deliverables, and when appropriate, separate the contracts into separate units of accounting for revenue recognition. Typically, the elements bundled together in our multiple element arrangements are: development and implementation of web, interactive, and commerce and content technologies, as well as follow-up support services, including operations, maintenance, and hosting of those technologies. We allocate revenue to the deliverables in a multiple-element arrangement based upon their relative selling prices. We determine relative selling prices for each deliverable based on a selling price hierarchy. The selling price for a deliverable is based on vendor-specific objective evidence (“VSOE”), if available. If VSOE is not available, third party evidence (“TPE”) is used, and if neither VSOE nor TPE is available, the selling price for a deliverable is based on our best estimate of selling price. In some instances, multiple contracts with a single client are combined for purposes of assessing revenue recognition.

We recognize revenues from our fixed-price technology implementation contracts and certain time-and-materials technology implementation consulting contracts using the percentage-of-completion method. We use the percentage-of-completion method because the services provided in these technology implementation contracts are similar to services in contracts that are required to use the percentage-of-completion method under GAAP, such as services provided by engineers and architects, for example. Revenues generated from fixed-price and time-and-materials non-technology implementation contracts, except for support and maintenance contracts, are recognized based upon a proportional performance model. Our percentage-of-completion method and our proportional performance method of accounting calculate revenue based on the percentage of labor incurred to estimated total labor. This method is used because reasonably dependable estimates of labor applicable to various stages of an arrangement can be made, based on historical experience and milestones set in the contract. Our assignment delivery and business unit finance personnel continually review labor incurred and estimated total labor, which may result in revisions to the amount of recognized revenue under an arrangement. Revenue from time-and-materials contracts is recognized as services are provided. In situations where time-and-materials contracts require deliverables and provide for a ceiling on fees that can be charged, the arrangement is recognized as time-and-materials are incurred unless calculated fees are estimated to exceed the ceiling and additional funding is not probable, in which case revenue recognition is based on the proportional performance method. Revenues generated from support and maintenance contracts are recognized ratably over the arrangement’s term. If we do not accurately estimate the resources required or the scope of work to be performed for an arrangement or we do not manage the assignment properly within the planned time period, then we may recognize a loss on the arrangement. Provisions for estimated losses on uncompleted arrangements are made on an arrangement-by-arrangement basis and are recognized in the period in which such losses are identified. We have committed unanticipated additional resources to complete assignments in the past, which has resulted in lower than anticipated profitability or losses on those arrangements. We expect that we will experience similar situations in the future. In addition, we may fix the price for some assignments at an early stage of the process, which could result in a fixed price that is too low and, therefore, a corrected estimation could adversely affect our business, financial condition and results of operations.

Revenues related to our digital marketing media sales are recorded as the net amount of our billings less pass-through expenses charged to a client. In most cases, the amount that is billed to clients significantly exceeds the amount of revenue that is earned and reflected in our consolidated financial statements, because of various pass-through expenses such as production and media costs. We are required to assess whether the agency or the third-party supplier is the primary obligor. We evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. Because we broadly operate as an advertising agency based on our primary lines of business and given the industry practice to generally record revenue on a net basis, we believe that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, we record revenue net of pass-through charges when we believe the key indicators of the business suggest we generally act as an agent on behalf of our clients in our primary lines of business.

Our marketing services, including access to our technology platforms, help our clients optimize their cross-platform marketing effectively to track behavior and improve conversion rates through data-driven analysis. These services are provided in exchange for monthly retainer fees and license fees and revenues are recognized as the monthly services are provided.

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

The Company does not recognize revenue until collectability is reasonable assured, in addition to all other revenue recognition criteria have been met. We establish billing terms at the time assignment deliverables and milestones are agreed. Our normal payment terms are thirty days from invoice date. Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled revenues. Amounts invoiced to clients in excess of revenue recognized are classified as deferred revenues. Our assignment delivery and business unit finance personnel continually monitor the timeliness of payments from our clients and assess any collection issues.

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

The quantitative two-step goodwill impairment test requires us to identify our reporting units and to determine estimates of the fair values of those reporting units as of the date we test for impairment. Assets and liabilities, including goodwill, are allocated to reporting units based on factors such as specific identification and percentage of revenue. To conduct a quantitative two-step goodwill impairment test, the fair value of the reporting unit is first compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we perform the second step and record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. The Company utilizes a combined weighted average of a market based approach (utilizing fair value multiples of comparable publicly traded companies) and an income based approach (utilizing discounted projected after tax cash flows) to determine the fair value of its reporting units.

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

Accounting for Acquisitions

We account for acquisitions using the acquisition method. The acquisition method requires us to recognize and measure the fair value of identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquired entity. Accounting for acquisitions involves significant judgments and estimates, primarily, but not limited to: the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenues and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. Our financial position and results of operations may be materially impacted by the initial selection of, or changes in, assumptions and estimates used in accounting for prior or future acquisitions.

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

New Accounting Pronouncements

For information regarding our new accounting pronouncements, see Note 2(s), Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. The market values of fixed rate securities may be adversely impacted due to a rise in market interest rates, while floating rate securities may yield less income than expected if market interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, and we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. If the interest rate had fluctuated by 10%, the increase or decrease in value of our marketable securities would not have been material as of December 31, 2013 and our interest income would not have changed by a material amount for the year ended December 31, 2013.

The estimated fair value of our marketable securities portfolio was $5.9 million as of December 31, 2013, which consisted entirely of mutual funds.

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

Foreign Currency Transaction Exposure

Foreign currency transaction exposure is derived primarily from intercompany transactions of a short-term nature and transactions with clients or vendors in currencies other than the functional currency of the legal entity in which the transaction is recorded. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency at each reporting period using period-end exchange rates and any resulting gain or loss as a result of currency fluctuations is recorded in “General and administrative expenses” in our consolidated statements of operations. Foreign currency transaction net losses of $1.0 million and gains of $0.4 million were recorded for the years ended December 31, 2013 and 2012, respectively.

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

For 2013, approximately 26% of our revenues and approximately 44% of our operating expenses were generated by subsidiaries for which the functional currency is not the U.S. dollar and thus subject to foreign currency translation exposure, as compared to 21% and 47%, respectively, for 2012. In addition, 50% of our assets and 40% of our liabilities were subject to foreign currency translation exposure as of December 31, 2013, as compared to 49% of our assets and 41% of our liabilities as of December 31, 2012. We also have assets and liabilities in certain entities that are denominated in currencies other than the entity’s functional currency and are subject to foreign currency transaction exposure, as described above.

Approximately 15% of our operating expenses for 2013 were incurred by foreign subsidiaries whose functional currency is the Indian rupee. Because we have minimal associated revenues in Indian rupees, any significant movement in the exchange rate between the U.S. dollar and the Indian rupee has a significant impact on our operating expenses and operating profit. Approximately 10% and 2% of our service revenues for 2013 were generated by foreign subsidiaries whose functional currencies are the British pound sterling, and the euro, respectively. Any significant movements in the exchange rates between the U.S. dollar and the British pound sterling and the U.S. dollar and the euro, have a significant impact on our service revenues and operating income. We manage these exposures through a risk management program which is designed to mitigate our exposure to operating expenses incurred by foreign subsidiaries whose functional currency is the Indian rupee and operating margins in foreign subsidiaries whose functional currencies are the British pound sterling and the euro. This program includes the use of derivative financial instruments which are not designated as accounting hedges. As of December 31, 2013, we had option contracts outstanding in the notional amount of approximately $34.2 million ($24.3 million for our Indian rupee contracts, $8.2 million for our British pound sterling contracts, and $1.7 million for our euro contracts). Because these instruments are average rate option collars that are settled on a net basis with the counterparty banks, we have not recorded the gross underlying notional amounts in our consolidated balance sheets as of December 31, 2013. The following table presents net realized and unrealized gains or losses on our option contracts for 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
		As Restated	As Restated
Net realized (loss) gain on foreign exchange option contracts not designated as accounting hedges	$(1,769)	$103	$(1,113)
Net unrealized gain (loss) on foreign exchange option contracts not designated as accounting hedges	69	(143)	(98)

Total	$(1,700)	$(40)	$(1,211)

We also performed a sensitivity analysis of the possible losses that could be incurred on these contracts as a result of unfavorable movements in the respective foreign currency exchange rates. The following table presents the maximum losses on these unsettled positions that would result from changes of 10%, 15% and 20% in the underlying average exchange rates of the respective foreign currencies (in thousands):

	Maximum Losses Resulting from Changes in Underlying Average Exchange Rates of:
Currency	10%	15%	20%
Indian rupee	$300	$1,200	$2,100
British pound sterling	$670	$1,080	$1,480
Euro	$140	$223	$307

Open option positions as of December 31, 2013 expire in January, February and March of 2014 and, therefore, any realized losses in respect to these positions after December 31, 2013 would be recognized in the three months ending March 31, 2014.

For additional discussion of the risks we face and the recorded gains and losses as a result of foreign currency fluctuations, see Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

Item 8.    Financial Statements and Supplementary Data

SAPIENT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Sapient Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sapient Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the accounting for certain tax liabilities resulting from the global movement of employees existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 21 to the consolidated financial statements, the Company has restated its 2012 and 2011 financial statements to correct an error.

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

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

March 18, 2014

SAPIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2013	2012
		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$337,630	$234,038
Marketable securities, current portion	5,870	6,321
Restricted cash, current portion	69	9,026
Accounts receivable, net of allowance for doubtful accounts of $0 at December 31, 2013 and 2012	184,174	168,951
Unbilled revenues	85,436	71,842
Deferred tax assets, current portion	20,552	15,809
Prepaid expenses and other current assets	33,964	36,311

Total current assets	667,695	542,298
Marketable securities, net of current portion	—	1,202
Restricted cash, net of current portion	2,019	2,914
Property and equipment, net	85,898	80,760
Purchased intangible assets, net	27,508	35,050
Goodwill	149,142	128,628
Deferred tax assets, net of current portion	8,693	11,819
Other assets	9,693	8,572

Total assets	$950,648	$811,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,410	$26,937
Accrued expenses	64,480	53,278
Deferred tax liabilities, current portion	868	155
Accrued compensation	99,004	83,885
Income taxes payable	18,439	942
Deferred revenues	29,866	27,682

Total current liabilities	243,067	192,879
Deferred tax liabilities, net of current portion	6,213	19,892
Other long-term liabilities	111,355	102,067

Total liabilities	360,635	314,838

Commitments and contingencies (Note 12)
Noncontrolling interest subject to put provisions (Note 17)	784	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at December 31, 2013 and 2012	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 144,484,051 and 142,171,451 shares issued, and 140,368,351 and 138,018,416 shares outstanding at December 31, 2013 and 2012, respectively	1,445	1,422
Additional paid-in capital	586,673	561,063
Treasury stock, at cost, 4,125,700 and 4,153,035 shares at December 31, 2013 and 2012, respectively	(43,756)	(43,755)
Accumulated other comprehensive loss	(36,551)	(26,016)
Retained earnings	81,418	3,691

Total Sapient Corporation stockholders’ equity	589,229	496,405

Total liabilities and stockholders’ equity	$950,648	$811,243

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
		As Restated	As Restated
Revenues:
Service revenues	$1,259,418	$1,121,010	$1,021,083
Reimbursable expenses	45,814	40,538	41,364

Total gross revenues	1,305,232	1,161,548	1,062,447

Operating expenses:
Project personnel expenses	855,753	771,998	697,015
Reimbursable expenses	45,814	40,538	41,364

Total project personnel expenses and reimbursable expenses	901,567	812,536	738,379
Selling and marketing expenses	50,567	44,661	39,025
General and administrative expenses	216,066	192,530	172,627
Restructuring and other related charges	1,970	394	6,507
Amortization of purchased intangible assets	12,810	11,052	6,813
Acquisition costs and other related (benefits) charges	(172)	4,354	1,861
Impairment of intangible asset	2,090	—	—

Total operating expenses	1,184,898	1,065,527	965,212

Income from operations	120,334	96,021	97,235
Interest income, net	4,002	3,735	5,748
Other income, net	888	849	594

Income before income taxes	125,224	100,605	103,577
Provision for income taxes	47,680	41,786	36,820

Net income	77,544	58,819	66,757
Less: Net loss attributable to noncontrolling interest	(183)	—	—

Net income attributable to stockholders of Sapient Corporation	$77,727	$58,819	$66,757

Basic net income per share attributable to stockholders of Sapient Corporation	$0.56	$0.43	$0.48

Diluted net income per share attributable to stockholders of Sapient Corporation	$0.54	$0.41	$0.47

Weighted average common shares	139,120	138,188	137,788
Weighted average dilutive common share equivalents	3,516	3,921	4,208

Weighted average common shares and dilutive common share equivalents	142,636	142,109	141,996

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2013	2012	2011
		As Restated	As Restated
Net income	$77,544	$58,819	$66,757

Other comprehensive (loss) income:
Foreign currency translation adjustments	(10,702)	5,990	(19,551)
Net unrealized (loss) gain on available-for-sale investments, net of taxes	(4)	15	22
Reclassification adjustment for realized loss on available-for-sale investments, net of taxes(1)	28	—	—

Net gain on available-for-sale investments	24	15	22

Other comprehensive (loss) income	(10,678)	6,005	(19,529)

Total comprehensive income	66,866	64,824	47,228
Comprehensive loss attributable to noncontrolling interest	(330)	—	—

Comprehensive income attributable to stockholders of Sapient Corporation	$67,196	$64,824	$47,228

(1)	Reclassification for realized loss on available-for-sale investments is presented in “Other income, net”

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2010 (As Reported)	137,308	$1,373	$554,027	(459)	$(2,466)	$(12,492)	$(110,085)	$430,357
Cumulative impact of restatement	—	—	—	—	—	—	(11,800)	(11,800)

Balance at December 31, 2010 (As Restated)	137,308	1,373	554,027	(459)	(2,466)	(12,492)	(121,885)	418,557
Shares issued under stock option and purchase plans	1,456	14	10,147	—	—	—	—	10,161
Vesting of restricted stock, net	1,474	15	(10,407)	—	—	—	—	(10,392)
Stock-based compensation expense	—	—	19,238	—	—	—	—	19,238
Issuance of common stock in connection with acquisition of Derivatives Consulting Group Ltd.	—	—	2,906	359	1,929	—	—	4,835
Dividends paid on common stock	—	—	(48,873)	—	—	—	—	(48,873)
Return of shares related to acquisitions	—	—	—	(15)	(225)	—	—	(225)
Acceleration of vesting of restricted stock awards	—	—	4,612	—	—	—	—	4,612
Tax shortfall from stock plans	—	—	3,502	—	—	—	—	3,502
Net income attributable to stockholders of Sapient Corporation	—	—	—	—	—	—	66,757	66,757
Currency translation adjustments	—	—	—	—	—	(19,551)	—	(19,551)
Net gain on investments	—	—	—	—	—	22	—	22

Balance at December 31, 2011 (As Restated)	140,238	1,402	535,152	(115)	(762)	(32,021)	(55,128)	448,643
Shares issued under stock option and purchase plans	431	5	1,315	—	—	—	—	1,320
Vesting of restricted stock, net	1,502	15	(8,941)	—	—	—	—	(8,926)
Stock-based compensation expense	—	—	23,137	—	—	—	—	23,137
Repurchases of common stock	—	—	—	(4,230)	(44,603)	—	—	(44,603)
Issuance of common stock in connection with acquisition of Second Story Inc.	—	—	—	235	2,057	—	—	2,057
Equity awards issued in connection with acquisition of (m)Phasize LLC	—	—	300	—	—	—	—	300
Return of shares related to acquisitions	—	—	—	(43)	(447)	—	—	(447)
Tax benefits from stock plans	—	—	10,100	—	—	—	—	10,100
Net income attributable to stockholders of Sapient Corporation	—	—	—	—	—	—	58,819	58,819
Currency translation adjustments	—	—	—	—	—	5,990	—	5,990
Net gain on investments	—	—	—	—	—	15	—	15

Balance at December 31, 2012 (As Restated)	142,171	1,422	561,063	(4,153)	(43,755)	(26,016)	3,691	496,405
Shares issued under stock option and purchase plans	766	8	3,621	—	—	—	—	3,629
Vesting of restricted stock, net	1,547	15	(10,727)	—	—	—	—	(10,712)
Stock-based compensation expense	—	—	29,748	—	—	—	—	29,748
Repurchases of common stock	—	—	—	(38)	(572)	—	—	(572)
Issuance of common stock for deferred consideration of Second Story Inc.	—	—	179	34	358	—	—	537
Issuance of common stock in connection with the acquisition of La Comunidad	—	—	174	84	893	—	—	1,067
Return of shares related to acquisitions	—	—	—	(52)	(680)	—	—	(680)
Tax benefits from stock plans	—	—	2,520	—	—	—	—	2,520
Changes in noncontrolling interest	—	—	95	—	—	143	—	238
Net income attributable to stockholders of Sapient Corporation	—	—		—	—	—	77,727	77,727
Currency translation adjustments	—	—	—	—	—	(10,702)	—	(10,702)
Net gain on investments	—	—	—	—	—	24	—	24

Balance at December 31, 2013	144,484	$1,445	$586,673	(4,125)	$(43,756)	$(36,551)	$81,418	$589,229

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012	2011
		As Restated	As Restated
Cash flows from operating activities:
Net income	$77,544	$58,819	$66,757
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(15,740)	10,508	15,220
Unrealized (gain) loss on financial instruments	(69)	143	98
Loss recognized on disposition of fixed assets	1,211	362	79
Realized loss on investments	28	—	—
Depreciation expense	27,111	23,516	19,397
Amortization of purchased intangible assets	12,810	11,052	6,813
Impairment of intangible asset	2,090	—	—
Stock-based compensation expense	30,699	23,795	19,256
Excess tax benefits from exercise and release of stock-based awards	(2,520)	(10,100)	(4,391)
Non-cash restructuring charges	146	—	4,564
Provision for doubtful accounts, net	—	—	8
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(11,875)	(9,747)	(15,218)
Unbilled revenues	(13,314)	(9,269)	(8,839)
Prepaid expenses and other current assets	9,963	(13,782)	(2,153)
Other noncurrent assets	210	316	(1,119)
Accounts payable	5,186	(1,293)	4,322
Accrued compensation	6,543	(3,376)	4,036
Deferred revenues	1,528	1,050	5,944
Accrued expenses	7,052	(2,554)	(4,108)
Income taxes payable	20,261	11,988	5,784
Other long-term liabilities	(3,582)	19,375	15,418

Net cash provided by operating activities	155,282	110,803	131,868

Cash flows from investing activities:
Purchases of property and equipment and cost of internally developed software	(36,619)	(37,830)	(35,512)
Proceeds from sale of property and equipment	—	364	—
Cash paid for acquisitions, net of cash acquired	(14,380)	(18,288)	(44,602)
Maturities of marketable securities classified as available-for-sale	1,617	1,900	—
Sales of marketable securities classified as available-for-sale	1,372	—	6,488
Purchases of marketable securities classified as available-for-sale	(2,012)	(415)	(6,904)
Acquisition of cost method investment	(1,250)	—	—
Cash paid on financial instruments, net	(1,768)	(50)	(851)
Change in restricted cash	4,033	(4,344)	415

Net cash used in investing activities	(49,007)	(58,663)	(80,966)

Cash flows from financing activities:
Principal payments under capital lease obligations	—	(47)	(74)
Proceeds from credit facilities	—	—	10,387
Repayment of amounts borrowed under credit facilities	—	—	(14,807)
Excess tax benefits from exercise and release of stock-based awards	2,520	10,100	4,391
Proceeds from stock option and purchase plans	3,629	1,320	10,161
Repayment of acquired debt	—	—	(3,766)
Repurchases of common stock	(572)	(44,603)	—
Dividends paid on common stock	—	—	(48,873)

Net cash provided by (used in) financing activities	5,577	(33,230)	(42,581)

Effect of exchange rate changes on cash and cash equivalents	(8,260)	2,722	(15,363)

Increase (decrease) in cash and cash equivalents	103,592	21,632	(7,042)
Cash and cash equivalents, at beginning of period	234,038	212,406	219,448

Cash and cash equivalents, at end of period	$337,630	$234,038	$212,406

The accompanying notes are an integral part of these Consolidated Financial Statements.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

Sapient Corporation (“Sapient” or the “Company”) is a global services company that helps clients identify and act upon opportunities to improve their business performance by capitalizing on changes, disruptions, or opportunities that exist in their business or industry. The Company markets its services through three primary business units — SapientNitro, Sapient Global Markets and Sapient Government Services — positioned at the intersection of marketing, business and technology. SapientNitro is a new breed of agency which helps clients tell their stories through seamless experiences across brand communications, digital engagement, and omni-channel commerce. Sapient Global Markets provides business and technology services to capital and commodity market participants, intermediaries and regulators. Sapient Government Services provides consulting, technology, and marketing services to a wide array of U.S. governmental agencies, non-profit organizations and non-governmental organizations. Headquartered in Boston, Massachusetts, Sapient maintains a global presence with offices across the Americas, Europe, South America, and the Asia-Pacific region, including India.

(2)	Summary of Significant Accounting Policies

(a)    Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned and controlled subsidiaries. All intercompany transactions have been eliminated in consolidation.

The results of operations of acquired companies have been included in the Company’s consolidated financial statements as of the respective acquisition dates, as described further in Note 3, Business Acquisitions.

Restatement of Prior Period Financial Statements

The Company has restated herein its audited consolidated financial statements as of and for the two years ended December 31, 2012 and its unaudited consolidated financial statements for each of the interim periods in the year ended December 31, 2012 and for the first three quarters in the year ended December 31, 2013.

For further information regarding the Company’s restatement, see Note 21, Restatement.

(b)    Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures at the date of the financial statements. Significant estimates relied upon in preparing these financial statements include, but are not limited to, estimated costs to complete long-term contracts, accounting for acquisitions, estimated fair values of reporting units used to evaluate goodwill for impairment, stock-based compensation expenses, contingent liabilities and recoverability of the Company’s net deferred tax assets and related valuation allowances. The Company bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management of the Company believes to be relevant at the time its consolidated financial statements are prepared. On a regular basis, management of the Company reviews the accounting policies, assumptions, estimates and judgments to ensure that the Company’s financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the Company’s assumptions and estimates, and such differences could be material.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign currency transaction exposure is derived primarily from intercompany transactions of a short-term nature and transactions with clients or vendors in currencies other than the functional currency of the legal entity in which the transaction is recorded. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency at each reporting period using period-end exchange rates, and any resulting gain or loss as a result of currency fluctuations is recorded in “General and administrative expenses” in the Company’s consolidated statements of operations. Net (losses) gains from foreign currency transactions were $(1.0) million, $0.4 million and $1.6 million during 2013, 2012 and 2011, respectively.

(d)    Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a remaining maturity of three months or less from the date of purchase to be cash equivalents. At December 31, 2013, cash equivalents consisted of money market instruments and bank time deposits. The Company had short-term and long-term restricted cash totaling $2.1 million and $11.9 million at December 31, 2013 and 2012, respectively.

(e)    Marketable Securities, Investments and Other Financial Assets

The Company classifies its marketable securities as “available-for-sale” or “trading” securities.

Available-for-sale securities are classified as short term investments and long-term investments on the consolidated balance sheets and are carried at fair value. Unrealized gains and losses on available-for-sale securities that are considered temporary are recorded, net of taxes, in the “Accumulated other comprehensive loss” caption of the Company’s consolidated balance sheets. Unrealized losses, excluding losses related to the credit rating of the security (credit losses), on available-for-sale securities that are considered other-than-temporary but relate to securities that the Company (i) does not intend to sell and (ii) will not be required to sell below cost are also recorded, net of taxes, in “Accumulated other comprehensive loss”. The Company does not intend to sell its available-for-sale securities before they mature. Further, the Company does not believe it will be required to sell such securities below cost. Therefore, the only other-than-temporary losses the Company records in “Other income, net” in its consolidated statements of operations are related to credit losses. The Company’s available-for-sale securities as of December 31, 2012 consist of Auction Rate Securities (“ARS”), which are collateralized by municipal debt and student loans, and mutual funds that are listed on a foreign exchange. As of December 31, 2013, the Company’s available-for-sale securities consisted of mutual funds that are listed on a foreign exchange.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trading securities are carried on the balance sheet at fair value with unrealized gains and losses recorded in the “Other income, net” caption of the consolidated statements of operations. As of December 31, 2013 and 2012, the Company did not hold any trading securities.

The Company uses a framework for measuring fair value under GAAP and enhanced disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s financial assets and liabilities reflected in the consolidated financial statements at carrying value include marketable securities and other financial instruments which approximate fair value. Fair value for marketable securities is determined using a market approach based on quoted market prices at period end in active markets.

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

The Company performs credit evaluations of its clients and generally does not require collateral on accounts receivable. The Company maintains allowances for credit losses and such losses have been within management’s expectations. During 2013, 2012 and 2011, no individual client accounted for greater than 10% of service revenues. No individual client’s accounts receivable balance exceeded 10% of total accounts receivable as of December 31, 2013 or 2012.

The carrying amounts of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, unbilled revenues, accounts payable, accrued expenses, accrued compensation, income taxes payable, deferred revenues and other long-term liabilities at both December 31, 2013 and 2012 approximate their fair market values due to the nature of the items.

(g)    Derivative Financial Instruments

The Company uses derivative financial instruments in the management of its foreign currency exposures. The Company does not hold or issue derivative financial instruments for speculative purposes.

The Company manages its foreign currency exposures through a risk management program which is designed to mitigate its exposure to operating expenses incurred by foreign subsidiaries whose functional

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Currently, the Company enters into 30-day average rate instruments covering rolling periods of up to four months, with the following notional amounts as of December 31, 2013:

•	1.5 billion Indian rupees (approximately $24.3 million)

•	5.0 million British pounds sterling (approximately $8.2 million)

•	1.3 million euros (approximately $1.7 million)

Because these instruments are average rate option collars that are settled on a net basis with the counterparty banks, the Company has not recorded the gross underlying notional amounts in its consolidated balance sheets as of December 31, 2013 or 2012. Open option positions as of December 31, 2013 will settle in the three month period ending March 31, 2014. None of the Company’s derivative financial instruments qualified for hedge accounting.

The following table presents the fair values of the derivative assets and liabilities recorded on the Company’s consolidated balance sheets as of December 31, 2013 and 2012 (in thousands):

		December 31,
Derivative Instrument	Balance Sheet Classification	2013	2012
			As Restated
Foreign exchange option contracts (asset)	Prepaid expenses and other current assets	$129	$—
Foreign exchange option contracts (liability)	Accrued expenses	$175	$250

Realized and unrealized gains and losses on the Company’s foreign exchange option contracts are included in “General and administrative expenses” in its consolidated statements of operations. The following table presents the effect of realized and unrealized gains and losses, net, of the Company’s foreign exchange option contracts on its results of operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
		As Restated	As Restated
Net realized (loss) gain on foreign exchange option contracts not designated as accounting hedges	$(1,769)	$103	$(1,113)
Net unrealized gain (loss) on foreign exchange option contracts not designated as accounting hedges	69	(143)	(98)

Total	$(1,700)	$(40)	$(1,211)

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)    Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which primarily range from 3 to 30 years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the remaining lease term. Buildings are depreciated over estimated useful lives of up to 30 years. When an item is sold or retired, the cost and related accumulated depreciation are relieved, and the resulting gain or loss, if any, is recognized in the consolidated statements of operations.

Occasionally, the Company is involved with the construction of leased office spaces. For leases in which the Company is involved with the construction of the building (generally on land owned by the landlord), the Company accounts for the lease during the construction period under the provisions of FASB Accounting Standards Codification (“ASC”) Subtopic 840-40 (“ASC 840-40”), Leases — Sale-Leaseback Transactions (formerly Emerging Issues Task Force No. 97-10, The Effect of Lessee Involvement in Asset Construction). If the Company concludes that it has substantively all the risks of ownership during construction of the leased property and therefore is deemed the owner of the leased property for accounting purposes during the construction period, it is required to record an asset and a related financing obligation on its consolidated balance sheet for the amount of total project costs related to construction-in-progress and the pre-existing building. Upon completion of construction, the Company considers the requirement under ASC 840-40 for sale-leaseback treatment. If the arrangement does not qualify for sale-leaseback treatment, the Company continues to amortize the financing obligation and depreciate the building over the lease term. At the end of the lease term, including exercise of any renewal options, the net remaining financing obligation over the net carrying value of the fixed asset is recognized as a non-cash gain on sale of the property. The Company does not record rent expense for the properties which are considered to be owned for accounting purposes. Rather, rental payments under the lease are recorded as a reduction of the financing obligation and interest expense.

The Company records final closure costs (also referred to as “asset retirement obligations”) when a contractual requirement exists to permanently retire capitalized improvements to a leased asset. Asset retirement obligations are calculated by estimating the total obligation in current dollars, adjusted for local inflation, and discounted at the Company’s credit-adjusted risk-free interest rate. A corresponding asset retirement cost is also recorded when the initial liability is incurred, which is depreciated over its estimated useful life. The aggregate fair value of the Company’s asset retirement obligations are $2.5 million as of December 31, 2013, which are classified within “Other long-term liabilities” in the Company’s consolidated balance sheets. The fair value of the Company’s aggregate asset retirement costs are $1.3 million as of December 31, 2013, which are classified within “Property and equipment, net,” in the Company’s consolidated balance sheets.

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

The Company capitalized costs of $4.3 million, $2.1 million, and $2.8 million in 2013, 2012 and 2011, respectively, which primarily related to the development of internal financial and human resources systems, a

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

project planning application and other upgrades. Of such total capitalized costs, $3.4 million, $1.2 million, and $1.9 million related to costs associated with software developed for internal use that was placed into service for 2013, 2012 and 2011, respectively. The remaining $0.9 million, $0.9 million, and $0.9 million related to costs associated with the development of software for internal use that was not yet placed into service as of December 31, 2013, 2012 and 2011, respectively. The capitalized costs placed in service during 2013, 2012 and 2011 are being amortized over three years. Amortization expenses for costs incurred to develop computer software for internal use totaled $2.7 million, $2.3 million and $2.6 million during 2013, 2012 and 2011, respectively, and are included in “General and administrative expenses” on the consolidated statements of operations and “Depreciation expense” on the consolidated statements of cash flows.

(j)    Costs Incurred to Sell, Lease, or Otherwise Market Computer Software

GAAP specifies that internal costs incurred in researching and developing a computer software product to sell, lease or otherwise market, should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to clients. Judgment is required in determining when technological feasibility of a product is established. The Company has determined that technological feasibility for its software products is reached after all high-risk development issues have been resolved through coding and testing. Unamortized capitalized software costs included in “Property and equipment, net” on the consolidated balance sheets as of December 31, 2013 and 2012 were approximately $1.4 million and $0.8 million, respectively. Amortization expense totaled $0.5 million, $0.6 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in “Project personnel expenses” on the consolidated statements of operations. The Company capitalized costs of $1.1 million, $0.6 million and $0.4 million during the years ended December 31, 2013, 2012 and 2011, respectively. These capitalized costs are amortized over the expected useful life of the related product.

(k)    Purchased Intangible Assets and Goodwill

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”), Testing Goodwill for Impairment, which amends ASC Topic 350, Intangibles—Goodwill and Other, with regard to performing annual and interim goodwill impairment tests. ASU 2011-08 provides entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. An entity can perform the qualitative assessment on some, all or none of its reporting units. Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether performing the quantitative two-step impairment test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the quantitative impairment test will be required. Otherwise, no further testing will be required. The qualitative indicators also replace those previously used to determine whether an interim goodwill impairment test is required, and also are used when assessing whether to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts.

The Company performs its annual goodwill impairment test during the fourth quarter, or more frequently when events and circumstances, such as the ones mentioned above for intangible assets, occur indicating that the recorded goodwill may be impaired. In assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of a reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments by management. These judgments include the consideration of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance events which are

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specific to the Company, and trends in the market price of the Company’s common stock. Each factor is assessed to determine whether it impacts the impairment test positively or negatively, and the magnitude of any such impact.

The quantitative two-step goodwill impairment test requires the Company to identify its reporting units and to determine estimates of the fair values of those reporting units as of the impairment testing date. Assets and liabilities, including goodwill, are allocated to reporting units based on factors such as specific identification and percentage of revenue. In the first step of a quantitative two-step goodwill impairment test, the fair value of the reporting unit is first compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, the Company performs the second step and records an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. The Company utilizes a combined weighted average of a market based approach (utilizing fair value multiples of comparable publicly traded companies) and an income based approach (utilizing discounted projected after tax cash flows) to determine the fair value of its reporting units. Determining the fair values of reporting units and goodwill includes significant judgment by management, and different judgments could yield different results.

The Company performed its annual assessment of goodwill during the fourth quarter of 2013, using the quantitative approach described above.

Based on the results of the annual goodwill impairment test in 2013, the fair value of each of the Company’s reporting units exceeded their respective carrying value, and therefore the Company concluded that no impairment charges were required in 2013. However, one of the Company’s reporting units exceeded its carrying value by a smaller margin than the other reporting units. The 2013 fair value assessment determined that the fair value of such reporting unit exceed its carrying value by approximately 18% in 2013. A significant negative change in any of the factors mentioned above could negatively affect the financial performance of any of the reporting units and negatively impact the goodwill impairment test.

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

The Company assesses the useful lives and possible impairment of existing recognized intangible assets whenever events or changes in circumstances occur that indicate that it is more likely than not that an impairment has occurred. The Company tests intangible assets with definite lives for impairment by comparing the carrying amount to the sum of the net undiscounted cash flows expected to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds its net undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value. The Company uses a discounted cash flow approach or other methods, if appropriate, to assess fair value. Factors considered important which could trigger a review include:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of use of the acquired assets or the strategy for our overall business;

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(m)    Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenues from the provision of professional services, digital marketing services and offline printing and production services arrangements with its clients when persuasive evidence of an arrangement exists, delivery has occurred, or services have been provided to the client, the fee is fixed or determinable and collectability is reasonably assured. In instances where the client, at its sole discretion, has the right to reject the services prior to final acceptance, revenue is deferred until such acceptance occurs.

The Company evaluates its contracts for multiple deliverables, and when appropriate, separates the contracts into separate units of accounting for revenue recognition. Typically, the elements bundled together in our multiple element arrangements are: development and implementation of web, interactive, and commerce and content technologies, as well as follow-up support services, including operations, maintenance, and hosting of those technologies. The Company allocates revenue to the deliverables in a multiple-element arrangement based upon their relative selling prices. The Company determines relative selling prices for each deliverable based on a selling price hierarchy. The selling price for a deliverable is based on vendor-specific objective evidence (“VSOE”), if available. If VSOE is not available, third party evidence (“TPE”) is used, and if neither VSOE nor TPE is available, the selling price for a deliverable is based on our best estimate of selling price. In some instances, multiple contracts with a single client are combined for purposes of assessing revenue recognition. The revenues earned from these multiple element arrangements were not material to the Company’s consolidated revenues for any of the years ended December 31, 2013, 2012, or 2011.

The Company recognizes revenues from its fixed-price technology implementation contracts and certain time-and-materials technology implementation consulting contracts using the percentage-of-completion method. The Company uses the percentage-of-completion method because the services provided in these contracts are similar to those in contracts that are required to use the percentage-of-completion method under GAAP, such as services provided by engineers and architects. Revenues generated from fixed-price and time-and-materials non-technology implementation contracts, except for support and maintenance contracts, are recognized based upon a proportional performance model. The Company’s percentage-of-completion method and its proportional performance method of accounting calculate revenue based on the percentage of labor incurred to estimated total labor. This method is used because reasonably dependable estimates of the revenues and labor applicable to various stages of an arrangement can be made, based on historical experience and milestones set in the contract. The Company’s delivery and business unit finance personnel continually review labor incurred and estimated total labor, which may result in revisions to the amount of recognized revenue under an arrangement. Revenue from time-and-materials contracts is recognized as services are provided. In situations where time-and-materials contracts require deliverables and provide for a ceiling on fees that can be charged, the arrangement is recognized

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as time-and-materials are incurred unless calculated fees are estimated to exceed the ceiling and additional funding is not probable, in which case revenue recognition is based on the proportional performance method. Revenues generated from fixed-price support and maintenance contracts are typically recognized ratably over the arrangement’s term.

Revenues related to digital marketing media sales are recorded as the net amount of our billings less pass-through expenses charged to a client. In most cases, the amount that is billed to clients significantly exceeds the amount of revenue that is earned and reflected in the Company’s financial statements, because of various pass-through expenses such as production and media costs. The Company is required to assess whether the agency or the third-party supplier is the primary obligor. The terms of client agreements are evaluated as part of this assessment. In addition, the Company gives appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. Because Sapient broadly operates as an advertising agency based on its primary lines of business and given the industry practice to generally record revenue on a net versus gross basis, the Company believes that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, revenue is recorded net of pass-through charges when management believes the key indicators of the business suggest that the Company generally acts as an agent on behalf of its clients in its primary lines of business.

Marketing services, including access to the Company’s technology platforms, are provided in exchange for monthly retainer fees and license fees, and revenues are recognized as the monthly services are provided. These services are provided in exchange for monthly retainer fees and license fees and revenues are recognized as the monthly services are provided.

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

The Company does not recognize revenue until collectability is reasonably assured and all other revenue recognition criteria have been met. The Company establishes billing terms at the time assignment deliverables and milestones are agreed. Normal payment terms are thirty days from invoice date. Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled revenues. Amounts invoiced to clients in excess of revenue recognized are classified as deferred revenues. The Company’s assignment delivery and business unit finance personnel continually monitor the timeliness of payments from clients and assess any collection issues. The Company maintains allowances for doubtful accounts for losses resulting from the inability of clients to make required payments. The Company uses the specific identification method and bases its estimates on historical collection and write-off experience, current trends, credit policy, and detailed analysis of specific client situations. While such credit losses have historically been within management’s expectations and the allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on the Company’s business, financial condition and results of operations.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(n)    Stock-Based Compensation

The Company recognizes the fair value of stock-based awards as stock-based compensation expense, net of a forfeiture rate, on a straight-line basis over the requisite service period of the award when the only condition to vesting is continued employment. If vesting is subject to a market or performance condition, vesting is based on the derived service period. The Company estimates its forfeiture rate based on its historical experience and any known factors that may influence future forfeitures. The fair value per share of Restricted Stock Unit (“RSU”) awards is equal to the quoted market price of the Company’s common stock on the date of grant. Restricted stock that is contingent on employment and/or has performance conditions is valued based on the fair market value on the date of issuance. RSU awards with market-based vesting criteria are valued using a lattice model. The Company uses the Black-Scholes valuation model for estimating the fair value of stock options granted.

The Company granted RSUs in 2013, 2012 and 2011. The Company has not granted stock options, regularly, since 2006. The Company is required to estimate the expected forfeiture rate and recognize expense only for those awards expected to vest. If actual forfeiture experience is materially different from the estimate, the stock-based compensation expense could be significantly different from the amount the Company has recorded in the current period. The Company’s 2013, 2012 and 2011 annual reviews of its forfeiture estimates did not yield any material adjustments.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company records accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes.

(q)    Net Income per Share

The Company presents basic net income per share and diluted net income per share. Basic net income per share is based on the weighted average number of shares outstanding during the period, less restricted stock which is considered contingently issuable. Diluted net income per share reflects the per share effect of dilutive common share equivalents.

(r)    Comprehensive Income

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

(s)    New Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11 (“ASU 2013-11”), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This amendment requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss or a tax credit carryforward, unless certain conditions exist. This guidance is effective prospectively for annual reporting periods (and the interim periods within) beginning after December 15, 2013. Early adoption and retrospective application are permitted. The Company expects to adopt ASU 2013-11 effective January 1, 2014 and does not expect this adoption to have a material impact on its financial condition, results of operations or cash flows.

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

In February 2013, the FASB issued ASU No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Companies are also required to disclose these reclassifications by each respective line item on the statements of operations. ASU 2013-02 is effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. The Company adopted ASU 2013-02 on January 1, 2013 and this adoption did not have a material impact on the Company’s financial results or disclosures. During the year ended December 31, 2013, the Company reclassified certain

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts relating to unrealized losses on marketable securities out of accumulated other comprehensive income, and the related disclosures have been presented in the consolidated statements of comprehensive income.

In December 2011, the FASB issued ASU 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This amendment requires disclosing and reconciling gross and net amounts for financial instruments that are offset in the balance sheet, and amounts for financial instruments that are subject to master netting arrangements and other similar clearing and repurchase arrangements. In January 2013, the FASB issued Accounting Standards Update 2013-1 (“ASU 2013-1”), Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of the offsetting disclosures of ASU 2011-11. ASU 2011-11 and ASU 2013-1 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted ASU 2011-11 and ASU 2013-01 on January 1, 2013, which did not have a material impact on the Company’s disclosures.

(3)	Business Acquisitions

2013 Acquisitions

“la comunidad” CORPORATION and La Comunidad S.A.

On December 30, 2013, the Company acquired 100% of the outstanding equity of “la comunidad” CORPORATION and La Comunidad S.A. (together, “La Comunidad”), an independent multicultural creative agency based in Miami, Florida and Buenos Aires, Argentina. The Company acquired La Comunidad to leverage the growing importance of multicultural marketing in expanding Sapient’s combination of brand and creative service offerings to its clients. The acquisition added approximately 89 people and was allocated to the SapientNitro reportable segment.

The acquisition date fair value, net of cash acquired, was $21.0 million for the purchase of 100% of La Comunidad’s common stock. This total consisted of $9.7 million in cash (net of cash acquired), stock-based awards with an estimated fair value of $2.0 million and contingent consideration with estimated fair value of $9.3 million. Of the stock-based awards, $1.5 million was not issued at the time of acquisition (determined fair value of $0.9 million), of which $1.0 million shall serve as security for any claims made by the Company, and $0.5 million is related to final working capital adjustments. Of the cash amount, $0.3 million remains a liability of the Company and will settle with the final working capital adjustments.

Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The preliminary fair value of goodwill, intangible assets and net assets were approximately $13.9 million, $6.1 million, and $1.1 million, respectively. These amounts are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates primarily with respect to certain components of working capital and deferred income taxes.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes the amount of goodwill is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of being able to leverage La Comunidad’s expertise with the Company’s existing services to provide integrated marketing services to the customer bases of both the Company and La Comunidad. All of the goodwill was allocated to the Company’s SapientNitro reportable segment. The following table presents the estimated fair values (in thousands) and useful lives of intangible assets acquired:

	Amount	Weighted Average Useful Life
		(in years)
Customer relationships	$5,600	6
Non-compete agreements	300	5
Tradename	220	4

Identifiable intangible assets	$6,120

The useful lives of these intangible assets were based upon the patterns in which the economic benefits related to such assets are expected to be realized, and the intangible assets will be amortized on a basis reflecting those economic patterns. The “la comunidad” CORPORATION’s acquired goodwill and intangible assets will be deductible for tax purposes.

The former owners of La Comunidad are also eligible to receive additional consideration of up to $24.0 million, which is contingent on the fulfillment of certain financial and other performance conditions during the years ending December 31, 2014 through December 31, 2017. If such conditions are achieved, the consideration is payable under certain circumstances in cash or a combination of cash and common stock. Using a discounted cash flow method, the Company recorded an estimated liability of $9.3 million as of the acquisition date and as of December 31, 2013. The Company will continue to assess the probability that the conditions will be fulfilled, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled.

Consolidated service revenues and net income for 2013 attributable to La Comunidad since the acquisition date were not material. Pro forma results of operations have not been included, as the acquisition of La Comunidad was not material to the Company’s results of operations for any periods presented.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the tangible assets, identifiable intangible assets and net assets was recorded as goodwill. The fair value of goodwill, intangible assets and net assets was $6.3 million, $1.4 million, and $(0.4) million, respectively.

The Company believes the amount of goodwill is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of being able to leverage iThink’s expertise with the Company’s existing services to provide integrated marketing services to the customer bases of both the Company and iThink in Latin America. All of the goodwill was allocated to the Company’s SapientNitro reportable segment. The following table presents the estimated fair values (in thousands) and useful lives of intangible assets acquired:

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

The former owners of iThink are eligible to receive additional cash consideration of up to $11.7 million, which is contingent on the fulfillment of certain financial conditions during the three years ending December 31, 2015. Using a discounted cash flow method, the Company recorded an estimated contingent consideration liability of $0.7 million as of the acquisition date, and less than $0.1 million as of December 31, 2013. The Company will continue to assess the probability that the conditions will be fulfilled, and until the liability is fully settled, any subsequent changes in the estimated fair value of the liability will be reflected in “Acquisition costs and other related charges” in the Company’s consolidated statements of operations. The contingent consideration liability is denominated in a foreign currency and, therefore, its value as reported in U.S. dollars on the Company’s consolidated balance sheet may also change from period to period due to currency exchange rate fluctuations. During the year ended December 31, 2013, the Company recorded a benefit of $0.7 million, relating to the remeasurement of the fair value of the contingent liability. This amount is included in “Acquisition costs and other related (benefits) charges” in the Company’s consolidated statements of operations.

The Company has the right (but not the obligation) to purchase the remaining noncontrolling interest in iThink at certain times and under certain circumstances (the “Call Option”) as defined by the terms of the purchase agreement. With respect to any of the remaining equity interests in iThink for which the Company does not exercise its purchase option, the owners of the noncontrolling interest in iThink have the right (but not the obligation) (the “Put Option”) to sell their equity interests to the Company. The Call Option and Put Option may only be exercised for a period of 30 days following specific circumstances. The Call Option and Put Option are embedded features of the noncontrolling interest and are not freestanding financial instruments. Due to the presence of the Put Option, the noncontrolling interest in iThink is classified as temporary equity, between liabilities and permanent equity, in the Company’s consolidated balance sheets. The noncontrolling interest was initially recorded at fair value and is subsequently adjusted at each reporting period for comprehensive income (loss) of the subsidiary attributed to the noncontrolling interest, dividends paid to the noncontrolling interest, and changes in the controlling entity’s

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ownership interest. During the three months ended December 31, 2013, the Company made additional capital contributions and exercised its Call Option on certain a portion of the remaining noncontrolling interests, which increased Company’s ownership from 81% to 84% of the outstanding securities of iThink.

Service revenues and net losses for iThink during the year ended December 31, 2013 were $3.9 million and $1.1 million, respectively. Proforma results of operations have not been included as the acquisition of iThink was not material to the Company’s operations for any periods presented.

Prior Year Acquisitions

(m)Phasize, LLC

On December 27, 2012, the Company acquired 100% of the membership interests of (m)Phasize, LLC (“(m)Phasize”), a marketing analytics company located in Westport, Connecticut. The Company acquired (m)Phasize to strengthen its analytics services and marketing mix modeling capabilities.

The acquisition date fair value, net of cash acquired, was $18.5 million for the purchase of 100% of (m)Phasize’s membership interests. This total consisted of $12.1 million in cash, inclusive of net working capital adjustments, stock-based awards with an estimated fair value of $0.3 million, and deferred contingent consideration with an estimated fair value of $6.1 million. Of the cash amount, $2.5 million was placed into escrow; $1.2 million shall serve as security for any claims made by the Company under the terms of an escrow agreement between the Company and the former owners of (m)Phasize; $1.0 million was contingent upon meeting certain revenue targets and was released to the former owners of (m)Phasize during the three months ended March 31, 2013; and $0.3 million related to final working capital adjustments and was released to the former owners of (m)Phasize in July 2013.

Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The fair value of goodwill, intangible assets and net assets were $11.8 million, $5.9 million, and $0.8 million, respectively.

The former members of (m)Phasize are also eligible to receive additional consideration of up to $12.8 million, which is contingent on the fulfillment of certain financial conditions during the years ending December 31, 2013 and 2014. If such conditions are achieved, the consideration is payable under certain circumstances in cash or a combination of cash and common stock. Using a discounted cash flow method, the Company recorded an estimated liability of $6.1 million as of the acquisition date and $7.4 million as of December 31, 2013. The Company will continue to assess the probability that the conditions will be fulfilled, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. During the year ended December 31, 2013, the Company recorded an expense of $1.0 million relating to the remeasurement of the fair value of the contingent liability. This amount is included in “Acquisition costs and other related (benefits) charges” in the Company’s consolidated statements of operations.

Second Story Inc.

On November 1, 2012, the Company acquired Second Story Inc. (“Second Story”), an interactive studio operating in the United States. The Company acquired Second Story to strengthen the Company’s ability to craft physical and digital experiences from web and mobile to in-store and in-venue.

The acquisition date fair value, net of cash acquired, was $9.9 million for the purchase of 100% of Second Story’s outstanding shares. This total consisted of $6.0 million in cash, restricted stock with an estimated fair

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of $2.1 million, and deferred stock consideration with an estimated fair value of $1.8 million. Of the cash amount, $0.9 million was placed into escrow; $0.5 million served as security for any claims made by the Company under the terms of an escrow agreement between the Company and the former owners of Second Story, and $0.4 million was related to final working capital adjustments. These escrow amounts were released to the former owners of Second Story during the three-months ended March 31, 2013. As of December 31, 2013, the fair value of the deferred stock consideration was $1.5 million.

Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The fair value of goodwill, intangible assets and net assets were $6.5 million, $2.4 million, and $1.0 million, respectively.

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

Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The fair value of goodwill, intangible assets and net assets were $24.0 million, $25.2 million, and $(4.0) million, respectively.

The former shareholders of DAD are also eligible to receive additional consideration of up to $21.9 million, which is contingent on the fulfillment of certain financial conditions within the period from July 1, 2011 to June 30, 2014. If such conditions are achieved, the consideration is payable under certain circumstances in cash, common stock or a combination of both. Using a discounted cash flow method, the Company recorded an estimated liability of $15.7 million as of the acquisition date, $13.7 million as of December 31, 2012, and $6.8 million as of December 31, 2013. During the three months ended March 31, 2012, one of the financial conditions was achieved and as a result, $4.7 million of the escrow was released to the former shareholders of DAD during the three months ended June 30, 2012. At December 31, 2012, another of the financial conditions was achieved and as a result, $4.8 million of the escrow was released to the former shareholders of DAD during the three months ending March 31, 2013. The Company will continue to assess the probability that the remaining conditions will be fulfilled, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. During the years ended December 31, 2013 and 2012, the Company recorded a benefit of $2.1 million and expense of $2.4 million respectively, relating to remeasurement of the fair value of the contingent liability, which are included in “Acquisition costs and other related (benefits) charges” in the Company’s consolidated statements of operations. This liability is denominated in a foreign currency and therefore, its value as reported in U.S. dollars on the Company’s consolidated balance sheets may also change from period to period due to currency exchange rate fluctuations.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited pro forma information presented in the following table summarizes the Company’s consolidated results of operations for the periods presented, as if the acquisition of DAD had occurred on January 1, 2011 (in thousands, except per share amounts). The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2011, nor is it intended to be a projection of future results.

Pro Forma (Unaudited)
Year Ended December 31, 2011
As Restated
Service revenues	$1,040,062
Net income	$63,944
Basic net income per share	$0.46
Diluted net income per share	$0.45

CLANMO GmbH

On July 13, 2011, the Company acquired CLANMO GmbH (“Clanmo”), a full-service mobile interactive agency based in Cologne, Germany. Clanmo focuses on strategy, communications, design, and technological implementation. The Company acquired Clanmo in order to strengthen its mobile interactive capabilities in the European market.

The acquisition date fair value, net of cash acquired, was $5.4 million for the purchase of 100% of Clanmo’s outstanding shares, and was paid entirely in cash. The consideration paid was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The fair value of goodwill, intangible assets and net assets, net of cash acquired, were $3.2 million, $2.3 million, and $(0.1) million, respectively.

(4)	Supplemental Cash Flow Information

Net total income taxes paid in 2013, 2012 and 2011 were $34.3 million, $27.3 million, and $15.3 million, respectively.

Non-cash investing transactions in 2013 included the issuance of common stock with a fair value of $1.1 million for the acquisition of La Comunidad, which the Company acquired in December 2013 and the issuance of common stock with a fair value of $0.5 million for the deferred stock consideration associated with the acquisition of Second Story.

Non-cash investing transactions in 2012 included the issuance of common stock with a fair value of $2.1 million as part of the consideration for the acquisition of Second Story.

Non-cash investing transactions in 2011 included the issuance of common stock in the amount of $4.9 million as contingent consideration for the acquisition of Derivatives Consulting Group Limited (“DCG”), which the Company acquired in 2008. Non-cash investing transactions in 2011 also included $12.6 million relating to construction in progress assets, which were recorded on the consolidated balance sheet in “Property and equipment, net” as of December 31, 2011 with related financing obligations recorded in “Other long-term liabilities.” See Note 7, Property and Equipment, for additional details regarding these assets.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2013, 2012 and 2011, respectively, the Company had recorded purchases of property and equipment in the amounts of $2.3 million, $5.1 million and $3.4 million for which cash payments had not yet been made as of the respective year-end dates.

(5)	Marketable Securities and Fair Value Disclosures

Marketable Securities

See Note 2(e), Marketable Securities, Investments and Other Financial Assets, for a discussion of the Company’s accounting policy related to its marketable securities investments and other financial assets and the methods and assumptions used to determine their fair values.

At December 31, 2013 and 2012, all of the Company’s marketable securities were classified as available-for-sale and their estimated fair values were $5.9 million and $7.5 million, respectively.

The following tables present details of the Company’s marketable securities as of December 31, 2013 and 2012 (in thousands):

	Available-for- Sale Securities as of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Mutual funds	$5,934	$—	$(64)	$5,870

Total	$5,934	$—	$(64)	$5,870

	Available-for-Sale Securities as of December 31, 2012
	As Restated
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Mutual funds	$6,285	$46	$(10)	$6,321
Long-term:
Auction rate securities	1,400	—	(198)	1,202

Total	$7,685	$46	$(208)	$7,523

During the quarter ended June 30, 2013, one of the Company’s auction rate securities (“ARS”) holdings was redeemed by the issuer at its amortized cost of $1.0 million, resulting in no realized gain or loss. Also during the quarter ended June 30, 2013, the Company accepted an offer to sell an ARS holding with an amortized cost of $0.4 million, resulting in a realized loss of $28,000. This realized loss is included in “Other income, net” in the Company’s consolidated statements of operations. As a result of these transactions, the Company no longer held any ARS as of June 30 and December 31, 2013.

As of December 31, 2012, all of the Company’s available-for-sale ARS had been in an unrealized loss position for more than twelve months. Using a discounted cash flow analysis, the Company determined that the fair value of its ARS classified as available-for-sale securities was $198,000 less than their amortized cost as of December 31, 2012. The gross unrealized losses on ARS of $198,000 as of December 31, 2012 are included, net of taxes, in “Accumulated other comprehensive loss” on the Company’s consolidated balance sheets.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no other-than-temporary impairment losses recorded during the years ended December 31, 2013 and 2012. Any other-than-temporary impairment losses on marketable securities would be recorded in “Other income, net” in the Company’s consolidated statements of operations.

Fair Value Disclosures

The Company accounts for certain assets and liabilities at fair value. The following tables present the Company’s fair value hierarchy for its assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

		Fair Value Measurements at December 31, 2013
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Financial assets:
Bank time deposits	Cash and cash equivalents	$—	$79,662	$—	$79,662
Money market fund deposits	Cash and cash equivalents	14,154	—	—	14,154
Mutual funds	Marketable securities, current portion	5,870	—	—	5,870
Foreign exchange option contracts, net	Prepaid expenses and other current assets	—	129	—	129
Indemnification assets associated with acquisitions, current	Prepaid expenses and other current assets	—	—	304	304
Indemnification assets associated with acquisitions, noncurrent	Other assets	—	—	597	597

Total		$20,024	$79,791	$901	$100,716

		Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts	Accrued expenses	$—	$175	$—	$175
Contingent consideration liability associated with acquisitions, current	Accrued expenses	—	—	11,237	11,237
Contingent consideration liability associated with acquisitions, noncurrent	Other long-term liabilities	—	—	12,426	12,426

Total		$—	$175	$23,663	$23,838

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at December 31, 2012
		As Restated
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Financial assets:
Auction rate securities	Marketable securities, net of current portion	$—	$—	$1,202	$1,202
Bank time deposits	Cash and cash equivalents	—	64,771	—	64,771
Money market fund deposits	Cash and cash equivalents	7,109	—	—	7,109
Mutual funds	Marketable securities, current portion	6,321	—	—	6,321
Indemnification assets associated with acquisitions, current	Prepaid expenses and other current assets	—	—	152	152

Total		$13,430	$64,771	$1,354	$79,555

		Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts	Accrued expenses	$—	$250	$—	$250
Contingent consideration liability associated with acquisitions	Other long-term liabilities	—	—	19,772	19,772
Other long-term liabilities acquired	Other long-term liabilities	—	—	372	372

Total		$—	$250	$20,144	$20,394

The Company had no transfers of assets or liabilities between Level 1 and Level 2 or Level 3 of the fair value measurement hierarchy during 2013.

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

Level 3 assets include ARS investments structured with short-term interest rate reset dates of generally less than 90 days but with contractual maturities that can be well in excess of 10 years. At the end of each reset period, which occurs every 7 to 35 days, investors can continue to hold the investments at par or sell the securities at auction provided there are willing buyers to make the auction successful. The Company’s ARS investments are collateralized by student loans and municipal debt and have experienced failed auctions. The ARS investments were sold during the quarter ended June 30, 2013. Level 3 assets and liabilities also include the following financial assets and liabilities, assumed as a result of acquisitions: (i) indemnification assets; (ii) contingent consideration; and (iii) other long-term liabilities.

The fair value of an acquired indemnification asset is affected most significantly by changes in the fair value of the subject of the indemnification and changes in the expected probabilities of collecting the asset amounts.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of an acquisition-related contingent consideration liability is affected most significantly by changes in the estimated probabilities of the contingencies being achieved. The fair value of other acquisition liabilities is affected most significantly by the specific discount rate used to adjust the outcomes to their present values.

The following table presents a summary of changes in fair value of the Company’s Level 3 assets and liabilities measured on a recurring basis for 2013 and 2012 (in thousands):

	Level 3 Inputs
	Assets	Liabilities
Balance at December 31, 2011 (As Restated)	$1,817	$16,101
New Level 3 liability (contingent consideration liability associated with acquisition)	—	6,100
Change in fair value of contingent consideration liability, included in acquisition costs and other related (benefits) charges	—	2,381
Change in fair value of contingent consideration liability, included in currency translation adjustments	—	587
Increase in fair value of other long-term liability acquired, included in general and administrative expenses	—	61
Payment of contingent consideration liability	—	(4,686)
Payment of other acquired long-term liabilities	—	(400)
Decrease in fair value of acquired indemnification assets, included in acquisition costs and other related (benefits) charges	(75)	—
Settlement of acquisition-related indemnification asset, through clawback of shares of common stock held in escrow	(300)	—
Unrealized loss on marketable securities included in accumulated other comprehensive loss	(88)	—

Balance at December 31, 2012 (As Restated)	1,354	20,144
New Level 3 liability (contingent consideration liability associated with acquisitions)	—	9,996
Change in fair value of contingent consideration liability, included in acquisition costs and other related (benefits) charges	—	(1,338)
Change in fair value of acquired indemnification assets and contingent consideration liability, included in currency translation adjustments	(148)	31
Increase in fair value of other long-term liability acquired, included in general and administrative expenses	—	27
Payment of contingent consideration liability	—	(4,797)
Payment of other acquired long-term liabilities	—	(400)
Settlement of acquisition-related indemnification asset, through clawback of shares of common stock held in escrow	(152)	—
Sale and redemption of auction rate securities	(1,202)	—
Indemnification assets recorded in acquisitions	1,049	—

Balance at December 31, 2013	$901	$23,663

The Company’s non-financial assets, which include goodwill and long-lived assets held and used, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, the Company would evaluate the non-financial assets for impairment. If an impairment was to occur, the asset or liability would be recorded at the estimated fair value. During the year ended December 31, 2013, the Company recorded an impairment of its Nitro customer list intangible asset in the amount of $2.1 million. For additional details, see Note 9, Purchased Intangible Assets.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Restricted Cash

The Company has deposited $2.1 million and $6.1 million with various banks as collateral for letters of credit and performance bonds and has classified these amounts as “Restricted cash” on its consolidated balance sheets at December 31, 2013 and 2012, respectively. The Company also had $5.8 million recorded as restricted cash as of December 31, 2012 relating to its acquisitions of DAD and (m)Phasize. Portions are classified as current or non-current assets based on the expiration of the contractual requirements.

(7)	Property and Equipment

The cost and accumulated depreciation of property and equipment at December 31, 2013 and 2012 were as follows (dollars in thousands):

	December 31,
	2013	2012	Estimated Useful Life
		Restated
Computer software	$63,545	$55,624	3 years
Computer hardware	53,650	46,902	3 years
Leasehold improvements	45,502	34,636	Lesser of estimated useful life or the remaining lease term
Furniture and fixtures	17,988	15,992	5 years
Office equipment	10,768	11,483	5 years
Buildings and improvements (leased)	22,973	23,038	30 years

Property and equipment, gross	214,426	187,675
Less: accumulated depreciation	(128,528)	(106,915)

Property and equipment, net	$85,898	$80,760

Depreciation expense of property and equipment was $27.1 million, $23.5 million, and $19.4 million during 2013, 2012 and 2011, respectively. During 2013, the Company disposed of $3.5 million of gross property and equipment with a net book value of $1.2 million and received no cash proceeds. During 2012, the Company disposed of $12.0 million of gross property and equipment with a net book value of $0.8 million and received $0.4 million cash proceeds. During 2011, the Company disposed of $2.0 million of gross property and equipment with a net book value of $0.1 million and received no cash proceeds.

During the year ended December 31, 2010, the Company entered into two separate lease agreements whereby it leased space in two buildings which were constructed by third parties. Under ASC Subtopic 840-40 (“ASC 840-40”), Leases — Sale-Leaseback Transactions, because the Company was involved with certain structural aspects of construction, the Company was considered the owner for accounting purposes during the construction periods. Accordingly, the Company recorded assets on its consolidated balance sheets for the costs paid by the landlords to construct the facilities, along with corresponding financing liabilities for amounts equal to the landlord-paid construction costs.

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

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012, the balance of the property assets and the related financing obligations (recorded in “Other long-term liabilities” on the Company’s consolidated balance sheets) were $23.0 million and $13.6 million, respectively.

During the first and third quarters of 2013, the Company exercised options to lease additional space in its leased buildings. Because the Company was involved with certain structural aspects of construction, the Company was considered the owner of the additional spaces for accounting purposes during the construction periods. As of December 31, 2013, the balances of the property assets and the related financing obligations were $23.0 million and $15.0 million, respectively.

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

(8)	Goodwill

The following tables present the changes in goodwill allocated to the Company’s reportable segments during 2013 and 2012 (in thousands):

	Sapient Nitro	Sapient Global Markets	Total
Goodwill as of December 31, 2011 (As Restated)	$78,725	$29,246	$107,971
Goodwill acquired during the period	18,294	—	18,294
Exchange rate effect	1,384	979	2,363

Goodwill as of December 31, 2012 (As Restated)	98,403	30,225	128,628
Goodwill acquired during the period	20,165	—	20,165
Exchange rate effect	74	275	349

Goodwill as of December 31, 2013	$118,642	$30,500	$149,142

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Purchased Intangible Assets

The following table summarizes purchased intangible assets as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013			December 31, 2012
				As Restated
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists and customer relationships	$45,569	$(24,520)	$21,049	$48,330	$(24,216)	$24,114
Non-compete agreements	12,168	(10,513)	1,655	11,813	(7,276)	4,537
Intellectual property	5,765	(1,879)	3,886	5,747	(795)	4,952
Tradename	4,797	(3,879)	918	4,440	(2,993)	1,447

Total purchased intangible assets	$68,299	$(40,791)	$27,508	$70,330	$(35,280)	$35,050

Amortization expense related to the purchased intangible assets was $12.8 million, $11.1 million, and $6.8 million during 2013, 2012 and 2011, respectively. The estimated future amortization expense of purchased intangible assets as of December 31, 2013, is as follows (in thousands):

Total
2014	$9,606
2015	6,483
2016	4,810
2017	3,710
2018	2,261
Thereafter	638

Total	$27,508

During the quarters ended September 30, June 30, and March 31, 2013, the Company performed impairment reviews of the customer list intangible asset obtained in its acquisition of Nitro in 2009. The impairment reviews were triggered by certain legacy Nitro customers having notified the Company of their intentions to cease or reduce purchases of the Company’s services. In the first step of the June 30, 2013 impairment review, the undiscounted net cash flows expected to be generated by the asset were compared to the carrying value of the asset. The undiscounted net cash flows expected to be generated by the asset were greater than the carrying value of the asset, and as a result no impairment was recorded during the three months ended June 30, 2013. In the first step of the September 30 and March 31, 2013 impairment reviews, the carrying value of the asset exceeded the undiscounted net cash flows expected to be generated by the asset, indicating that the carrying value was not recoverable. In the second step, the impairment amounts of $0.6 million and $1.5 million recorded in the three months ended September 30 and March 31, 2013, respectively, was determined as the amount by which the asset’s carrying amount exceeded its fair value, which was estimated using a discounted cash flow approach.

In estimating the undiscounted future net cash flows expected to be generated by this intangible asset, management considered the following factors: actual customer attrition rates since the acquisition date; expected future attrition rates; estimated undiscounted net cash flows generated by the intangible asset since the acquisition date; estimated undiscounted net cash flows expected to be generated by the intangible asset over its remaining expected useful life; and the expected remaining useful life of the intangible asset. In the course of

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these impairment reviews, the Company considered multiple future scenarios and the expected likelihood of those scenarios occurring, based on the information which was known to management at the times the reviews were performed. These impairment reviews involved the use of significant judgment by management, and different judgments could yield different results. The net book value of the Nitro customer list intangible asset was $0.4 million and $3.5 million as of December 31, 2013 and December 31, 2012, respectively.

(10)	Restructuring and Other Related Charges

Short-term and long-term restructuring and other related liabilities are recorded in “Accrued expenses” and “Other long-term liabilities,” respectively, in our consolidated balance sheets.

2013 — Restructuring Event

During the year ended December 31, 2013, the Company recorded a restructuring charge of $2.0 million primarily related to cash severance and other termination benefits for 82 employees whose positions were made redundant. This action was taken primarily in order to improve efficiency based on our revenue mix, skills mix, and leverage model. Of the total charges, $1.3 million and $0.5 million were allocated to the Company’s SapientNitro and Sapient Global Markets reportable segments, respectively.

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

During the first quarter of 2011, the Company recorded a restructuring charge of $5.7 million related to cash and other termination benefits for two former Nitro executives whose positions were made redundant, as well as the re-positioning of a portion of its SapientNitro business in Australia from traditional advertising capabilities to digitally-led capabilities. This charge consisted of $1.1 million of cash severance, and a $4.6 million non-cash charge related to the acceleration of unrecognized compensation expense for stock-based awards.

For the year ended December 31, 2013, the Company recorded net restructuring benefits associated with the 2011 restructuring events totaling $0.1 million, relating to changes in the estimated facility costs to be incurred.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents activity during 2013, 2012 and 2011 related to all restructuring events (in thousands):

	Other Prior Restructuring Events	2011 Restructuring Event		2012 Restructuring Event	2013 Restructuring Event	Totals
	Facilities	Workforce	Facilities	Workforce	Workforce
Balance at December 31, 2010 (As Restated)	$3,129	$—	$—	$—	$—	$3,129
2011 (benefits) provisions, net	(103)	5,687	923	—	—	6,507
Cash utilized	(2,966)	(1,075)	(252)	—	—	(4,293)
Non-cash portion of 2011 provisions	—	(4,612)	—	—	—	(4,612)

Balance at December 31, 2011 (As Restated)	60	—	671	—	—	731
2012 (benefits) provisions, net	(60)	—	(52)	506	—	394
Cash utilized	—	—	(244)	(506)	—	(750)

Balance at December 31, 2012 (As Restated)	—	—	375	—	—	375
2013 (benefits) provisions, net	—	—	(79)	—	2,049	1,970
Cash utilized	—	—	(111)	—	(1,770)	(1,881)
Foreign currency exchange rate effect provisions, net	—	—	—	—	33	33

Balance at December 31, 2013	$—	$—	$185	$—	$312	$497

The total remaining accrued restructuring balance of $0.5 million as of December 31, 2013 is expected to be paid in full by March 31, 2016.

(11)	Income Taxes

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
		(As Restated)	(As Restated)
Federal, current	$39,467	$18,881	$1,102
State, current	6,296	2,000	2,676
Foreign, current	17,332	10,006	12,959

Subtotal, current income tax provision	63,095	30,887	16,737

Federal, deferred	(7,805)	9,871	23,118
State, deferred	(215)	3,186	187
Foreign, deferred	(7,395)	(2,158)	(3,222)

Subtotal, deferred income tax provision	(15,415)	10,899	20,083

Provision for income taxes	$47,680	$41,786	$36,820

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the effective tax rate to the statutory federal tax rate:

	Years Ended December 31,
	2013	2012	2011
		(As Restated)	(As Restated)
Statutory income tax rate	35.0%	35.0%	35.0%
Permanent items	3.3%	1.8%	5.0%
State income taxes, net of federal benefit	3.4%	3.2%	2.8%
Foreign tax effects	(7.4)%	(4.3)%	(8.0)%
Unremitted earnings	0.2%	—%	(3.2)%
Change in valuation allowance	(1.3)%	(0.4)%	(0.2)%
Changes in uncertain tax positions	4.9%	6.1%	4.4%
Other	—%	0.1%	(0.3)%

Effective income tax rate	38.1%	41.5%	35.5%

The sources of income before the provision for income taxes for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
		(As Restated)	(As Restated)
United States	$83,791	$68,946	$74,667
International	41,433	31,659	28,910

Total income before income taxes	$125,224	$100,605	$103,577

The Company continuously evaluates its operational and legal entity structure on a worldwide basis in order to assess its effectiveness in the context of the Company’s Global Distributed Delivery model. Future changes in the Company’s structure depend on the results and the effectiveness of these assessments.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2013 and 2012, deferred income tax assets and liabilities resulted from differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below (in thousands):

	December 31,
	2013	2012
		(As Restated)
Deferred income tax assets:
Net operating losses	$4,507	$10,697
Deferred revenues	1,858	17
Property and equipment	6,175	6,865
Other reserves and accruals, net	28,900	25,941
Goodwill and other intangibles	8,936	681
Deferred compensation	6,505	5,111

Gross deferred income taxes assets	56,881	49,312
Valuation allowance	(225)	(1,895)

Deferred income tax assets, net of valuation allowance	56,656	47,417

Deferred income tax (liabilities):
Property and equipment	(12,834)	(13,070)
Deferred revenues	(1,273)	—
Goodwill and other intangibles	(10,486)	(11,779)
Reserves and accruals	(4,192)	(8,834)
Unremitted earnings	(5,705)	(6,154)

Gross deferred income tax liabilities	(34,490)	(39,837)

Net deferred income tax assets	$22,166	$7,580

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2013 and 2012, the Company determined that it was more likely than not that a portion of its deferred tax assets related to state net operating losses would not be realized, and therefore recorded valuation allowances against these deferred tax assets of $0.1 million and $0.4 million, respectively. As of December 31, 2013, the Company determined that a deferred tax asset related to certain losses on investments would not be realized and recorded a valuation allowance of $0.1 million on this asset. The Company also maintained a valuation allowance against certain foreign deferred tax assets in the amount of $1.5 million at December 31, 2012. These deferred tax assets were written off against the valuation allowance in 2013. The Company continues to believe that deferred tax assets in its other foreign subsidiaries are more likely than not to be realized and, therefore, no valuation allowance has been recorded against these assets.

The following table presents changes in the valuation allowance (in thousands):

	Years Ended December 31,
	2013	2012	2011
		(As Restated)	(As Restated)
Balance at beginning of year	$1,895	$2,272	$5,058
Additions	99	554	584
Utilization	—	(763)	(2,799)
Releases	(1,769)	(168)	(571)

Balance at end of year	$225	$1,895	$2,272

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had net operating loss carryforwards of $2.1 million and $2.4 million for U.S. federal tax purposes, and $1.4 million and $61.7 million related to foreign jurisdictions, at December 31, 2013 and 2012, respectively. During 2013, the Company determined that $56.0 million of the foreign net operating losses could not be utilized, and the related deferred tax asset was written off against the valuation allowance. If not utilized, the federal net operating loss carryforwards will expire at various times through 2029, but the foreign net operating loss carryforwards can be carried forward indefinitely.

The Company reinvests unremitted earnings of certain foreign operations indefinitely and, accordingly, does not provide for income taxes that could result from the remittance of such earnings. At December 31, 2013 and 2012, $33.6 million and $37.9 million of unremitted earnings were not reinvested indefinitely and the Company recorded a related long-term deferred tax liability of $5.7 million and $6.2 million, respectively. At December 31, 2013 and 2012, earnings of foreign operations that could result in incremental taxes, if remitted, for which no deferred tax liability is recorded, amounted to $157.6 million and $143.8 million, respectively. Determination of the potential deferred tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when such remittance occurs.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company had gross unrecognized tax benefits including interest and penalties of $30.8 million and $28.1 million at December 31, 2013 and 2012, respectively. The amounts of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate are $29.7 million and $25.6 million at December 31, 2013 and 2012, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2013 and 2012, accrued interest and penalties were $4.2 million and $5.3 million, respectively.

A tabular roll forward of the Company’s gross unrecognized tax benefits, excluding interest and penalties, is presented below (in thousands):

	Years Ended December 31,
	2013	2012	2011
		(As Restated)	(As Restated)
Balance at beginning of year	$22,820	$16,634	$12,837
Additions based on current year tax positions	5,346	7,461	2,906
Additions based on tax positions of prior years	4,751	435	2,066
Reductions for tax positions of prior years	(6,292)	(1,710)	(1,175)

Balance at end of year	$26,625	$22,820	$16,634

The Company conducts business globally and, as a result, its subsidiaries file income tax returns in U.S. federal and state jurisdictions and various foreign jurisdictions. In the normal course of business the Company may be subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Germany, India, Switzerland, the United Kingdom and the United States. The Company

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is currently under examination in the United States for the fiscal years ended December 31, 2010, 2011, and 2012 and in India for the fiscal years ended March 31, 2008, 2009, and 2010. The statutes of limitations in the Company’s other tax jurisdictions remain open for various periods between 2006 and the present. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in an open period.

Although the Company believes its tax estimates are appropriate, the final determination of tax audits could result in favorable or unfavorable changes in its estimates. The Company anticipates the settlement of tax audits and proceedings, as well as the expiration of relevant statutes of limitations in the next twelve months could result in a decrease in its unrecognized tax benefits of an amount between $2.0 million and $3.5 million.

The Company enjoys the benefits of income tax holidays in certain jurisdictions in which it operates. In 2009, the Company established a new India unit in a Special Economic Zone (“SEZ”) which is entitled to a five year, 100% tax holiday. Immediately following the expiration of the 100% tax holiday, the SEZ unit is entitled to a five year, 50% tax holiday. In 2011, the Company established three new India business units in SEZs, which are eligible for similar tax benefits. These benefits resulted in decreases in the Company’s income tax provision of $2.0 million, $1.9 million, and $2.8 million for 2013, 2012 and 2011, respectively. Excluding these benefits, diluted earnings per share would have been $0.53, $0.40, and $0.45 for 2013, 2012 and 2011, respectively.

On September 13, 2013, the U.S. Department of the Treasury and Internal Revenue Service released final tangible property regulations that provide guidance on the tax treatment regarding the deduction and capitalization of expenditures related to tangible property. While early adoption is available, the effective date to implement these regulations is for tax years beginning on or after January 1, 2014. The Company is currently assessing these rules and the impact to its financial statements, if any, but believes adoption of these regulations will not have a material impact on our consolidated results of operations, cash flows or financial position.

(12)	Commitments and Contingencies

Lease Commitments

The Company maintains its executive offices in Boston, Massachusetts and operating offices in several locations throughout the United States and abroad. Future minimum rental commitments under non-cancelable operating and build-to-suit leases with initial or remaining terms in excess of one year at December 31, 2013 were as follows (in thousands):

	Operating Leases	Build-To-Suit Leases Financing Obligations
2014	$26,107	$2,774
2015	24,837	3,103
2016	22,025	3,179
2017	21,253	3,251
2018	18,775	3,629
Thereafter	52,450	11,298

Total	$165,447	27,234

Less amount representing interest		(23,986)

		3,248
Property reverting to landlord		11,783

Present value of obligation		$15,031

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense for the years ended December 31, 2013, 2012 and 2011 was $25.9 million, $24.1 million, and $23.4 million, respectively. The Company’s capital lease obligations as of December 31, 2013 were not material.

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

The Company frequently warrants that the technology solutions it develops for its clients will operate in accordance with the project specifications without defects for a specified warranty period, subject to certain limitations that the Company believes are standard in the industry. In the event that defects are discovered during the warranty period, and none of the limitations apply, the Company is obligated to remedy the defects until the solution that the Company provided operates within the project specifications. The Company is not typically obligated by contract to provide its clients with any refunds of the fees they have paid, although a small number of its contracts provide for the payment of liquidated damages upon default. The Company has purchased insurance policies covering professional errors and omissions, property damage and general liability that reduce its monetary exposure for warranty-related claims and enable it to recover a portion of any future amounts paid. The Company typically provides in its contracts for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project. The Company has never paid any material amounts with respect to the warranties for its solutions, although the Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties. Deferred revenues on contracts related to warranties were immaterial as of December 31, 2013 and 2012.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Claims

The Company is subject to certain legal proceedings and claims incidental to the operations of its business. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully adjudicated. The Company currently does not anticipate that these matters, if resolved against the Company, will have a material adverse impact on its financial results or financial condition.

The Company accrues loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. As of December 31, 2013, the Company has recorded an accrual of $1.2 million for loss contingencies, which represents the minimum amount of probable range between $1.2 million and $7.8 million, related to all probable losses where a reasonable range could be made. This range includes a potential liability associated with non-income tax matters in certain of the Company’s foreign jurisdictions.

The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible, but not probable. Although the Company intends to defend these matters vigorously, the ultimate outcome of these matters is uncertain. However, the Company does not expect the potential losses, if any, to have a material adverse impact on its operating results or financial condition.

(13)	Credit Facilities

In July 2012, Sapient International GmbH, a Switzerland subsidiary of the Company (the “Borrower”), entered into an uncommitted, multi-currency revolving credit facility (the “Facility”) with a bank. The Facility permits the Borrower to request advances for general working capital purposes, in U.S. dollars, British pounds sterling and euros, not to exceed an equivalent of $20 million U.S. dollars in the aggregate. For each advance, the Borrower requests a term of one, two, three or six months, or such other period to which the Borrower and the bank may agree. Each advance is due for repayment on the last day of the agreed-upon term, or upon demand by the bank or termination of the Facility. Each advance bears interest at an annualized rate equal to the London Interbank Offered Rate (“LIBOR”) benchmark rate in effect on the advance date and applicable to the relevant term, plus 2.25%. Interest is payable every three months, or at the end of the relevant advance term, if such term is less than three months. The Facility does not have a contractual term, but the bank may terminate the Facility at any time. The Facility does not include any financial covenants. Any obligations incurred by the Borrower under the Facility are guaranteed at all times by Sapient Corporation. As of March 18, 2014, the Borrower had not drawn any advances under the Facility.

(14) Stock Plans

Project personnel expenses, selling and marketing expenses, and general and administrative expenses appearing in the consolidated statements of operations for 2013, 2012, and 2011 include the following stock-based compensation amounts (in thousands):

	Years Ended December 31,
	2013	2012	2011
		As Restated	As Restated
Project personnel expenses	$19,360	$15,695	$13,045
Selling and marketing expenses	955	1,099	1,088
General and administrative expenses	10,384	7,001	5,123

Total stock-based compensation expense	$30,699	$23,795	$19,256

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation costs capitalized relating to individuals working on internally developed software were immaterial during all periods presented. The Company values restricted stock units (“RSUs”) contingent upon achieving performance conditions and RSUs contingent on employment based on the fair market value on the date of grant, which is equal to the quoted closing market price of the Company’s common stock on the date of grant.

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

During the second quarter of 2011, the Company granted an aggregate of 294,000 RSUs with service and performance conditions to six members of its leadership team. Up to 294,000 units will vest on April 1, 2014 if the performance conditions are met for the years ended December 31, 2013, 2012, and 2011 (98,000 units for each year). Any units which become eligible for vesting as a result of fulfillment of the performance conditions will vest only if the recipient remains continuously employed with the Company through the award vesting period. The performance conditions for the years ended December 31, 2013, 2012, and 2011 were partially achieved and as a result, the recipients became eligible to vest in a total of 83,997, 69,848, and 87,268 units, respectively, provided they fulfill the service condition.

During the second quarter of 2010, the Company granted RSUs with service and performance conditions to its Chief Executive Officer (“CEO”). The performance conditions for the three year period ended December 31, 2012 were partially achieved and as a result, the recipient became eligible to vest in a total of 34,306 units (of a maximum of 100,000) on the service vesting date (March 1, 2013). The CEO also vested in an additional 50,000 units (of a maximum of 50,000) on March 1, 2013 based on the achievement of strategic objectives, with achievement having been determined by the Company’s Board of Directors.

Expense for these performance-based awards is estimated and adjusted on a quarterly basis, based on assessments of the probability that the performance conditions will be met.

(a)    1996 Equity Stock Incentive Plan

The Company’s 1996 Equity Stock Incentive Plan (the “1996 Plan”) authorizes the Company to grant options to purchase common stock, and certain other equity-related awards such as restricted common stock and restricted stock units, to employees and Directors of, and consultants and advisors to, the Company. A total of 19,200,000 shares of common stock were available for issuance under the 1996 Plan. The 1996 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration dates of options granted. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the common stock. The exercise price of options qualifying as incentive stock options may not be less than the fair market value of the common stock on the grant date. Stock options granted under the 1996 Plan are nontransferable, generally become exercisable over a 4-year period and expire 10 years after the date of grant (subject to earlier termination in the event of the termination of the optionee’s employment or other relationship with the Company). No award was made under the 1996 Plan after February 13, 2006 and the 1996 Plan expired on December 31, 2008. As of December 31, 2013, there were 365,886 options to purchase shares of common stock outstanding under the 1996 Plan.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)    1998 Stock Incentive Plan

The Company’s 1998 Stock Incentive Plan (the “1998 Plan”) authorizes the Company to grant options to purchase common stock, to make awards of restricted common stock, and to issue certain other equity-related awards to employees and Directors of, and consultants and advisors, to the Company. A total of 18,000,000 shares of common stock were available for issuance under the 1998 Plan. The 1998 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration date. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the common stock. The exercise price of options qualifying as Incentive Stock Options may not be less than the fair market value of the common stock on the grant date. As of June 8, 2011, 3,075,979 shares of common stock were available for grant under the 1998 Plan. Subsequent to the approval of the 2011 Incentive Plan on June 8, 2011, the available shares were transferred to the 2011 Incentive Plan. The 1998 Plan has since expired, and no further awards will be issued under the 1998 Plan. Refer to subsection (d) below for discussion of the 2011 Incentive Plan.

(c)    2001 Stock Option Plan

The Company’s 2001 Stock Option Plan (the “2001 Plan”) authorizes the Company to grant options to purchase common stock to employees and Directors, and advisors and consultants to, the Company. A total of 12,000,000 shares of common stock were available for issuance under the 2001 Plan. The 2001 Plan is administered by the Board of Directors, or a subcommittee thereof, which selects the persons to whom stock options are granted and determines the number of shares, the exercise prices, the vesting terms and the expiration date. Under the terms of the 2001 Plan, no stock options, including non-qualified options, may be granted at exercise prices which are below the grant date fair market value of the common stock. Stock options granted under the 2001 Plan are nontransferable, generally become exercisable over a 4 year period and expire 10 years after the date of grant (subject to earlier termination in the event of the termination of the optionee’s employment or other relationship with the Company). As of December 31, 2013 there were no shares available for grant under the 2001 Plan. No award was made under the 2001 Plan after March 14, 2011, the date the 2001 Plan expired. As of December 31, 2013, there were 96,290 options to purchase shares of common stock outstanding under the 2001 Plan.

(d)    2011 Incentive Plan

On June 8, 2011, the Company’s stockholders approved the Sapient Corporation 2011 Incentive Plan (the “2011 Plan”). The 2011 Plan authorizes the Company to grant options to purchase common stock, to make awards of restricted common stock, and to issue certain other equity-related awards to employees, Directors and certain key persons (including consultants and advisors) of the Company. A total of 13,679,147 shares may be issued under the 2011 Plan, consisting of 10,000,000 new shares of common stock, 3,075,979 shares of common stock that were available for issuance under the 1998 Plan immediately prior to the time that the 2011 Plan was adopted, and 603,168 shares that were outstanding under the 1998 Plan but then were canceled due to forfeiture between July 1, 2011 and December 31, 2012. The 2011 Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom restricted common stock and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration date. Non-qualified stock options may be granted at exercise prices which are above, equal to or below the grant date fair market value of the common stock. The exercise price of options qualifying as incentive stock options may not be less than the fair market value of the common stock on the grant date. As of December 31, 2013, 7,579,236 shares were available for grant under the 2011 Plan.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents activity relating to stock options under all of the Company’s stock option plans during the year ended December 31, 2013 (in thousands, except prices):

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2012 (As Restated)	1,245	$5.35
Options exercised	(766)	$4.67
Options forfeited/canceled	(16)	$3.75

Outstanding as of December 31, 2013	463	$6.55

Outstanding, vested and exercisable as December 31, 2013	463	$6.55

Aggregate intrinsic value of outstanding, vested and exercisable	$4,997

The aggregate intrinsic value of stock options exercised in 2013, 2012, and 2011 was $6.5 million, $3.6 million, and $8.1 million, respectively, determined as of the date of exercise. At December 31, 2013, the weighted average remaining contractual term for stock options outstanding, vested and exercisable was less than one year.

As of December 31, 2013, there was no remaining unrecognized compensation expense related to non-vested stock options.

The following table presents activity relating to RSUs during the year ended December 31, 2013 (in thousands, except prices):

	Number of Shares Underlying Restricted Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2012 (As Restated)	6,869	$7.03
Restricted units granted	2,868	$12.30
Restricted units vested	(2,342)	$12.63
Restricted units forfeited/canceled	(567)	$11.32

Unvested as of December 31, 2013	6,828	$6.97

Expected to vest as of December 31, 2013	6,362	$6.97

The weighted average grant date fair value of RSUs granted in 2013, 2012, and 2011 was $12.30, $12.04, and $11.85, respectively. The aggregate intrinsic value of RSUs vested in 2013, 2012, and 2011 was $29.1 million, $24.7 million, and $28.4 million, respectively. The aggregate intrinsic value of non-vested RSUs, net of forfeitures, as of December 31, 2013 was $118.5 million. As of December 31, 2013, there remained $53.9 million of unrecognized compensation expense, net of estimated forfeitures, related to non-vested RSUs and restricted stock that is contingent on employment, which is expected to be recognized as expense over a weighted average period of approximately 2.3 years.

(15)	Retirement Plans

The Company established a 401(k) retirement savings plan for U.S. employees in June 1994. Under the provisions of the plan, the Company matches 25 percent of an employee’s contribution, up to a maximum of $1,250 per employee per year. Total Company contributions were $1.7 million in 2013, $1.7 million in 2012, and $1.6 million in 2011.

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

On December 30, 2013, the Company issued 84,166 shares of common stock from treasury shares to the former owners of La Comunidad as part of the acquisition. The Company valued these shares based on the closing price of the Company common stock on the issuance date less a reduction in fair value to reflect the impact of the selling restrictions. The restrictions will lapse at various dates through December 31, 2017.

(c)    Treasury Stock

The Company uses the cost method to account for its treasury stock transactions. Shares of treasury stock are issued in connection with the Company’s stock option plans, restricted stock plans, employee stock purchase plan, and acquisitions using the average cost basis method. On May 9, 2012, the Board of Directors authorized a stock repurchase program of up to $100 million of the Company’s common stock over the next two years. Under the program, management of the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, the repurchases may be commenced or suspended at any time or from time to time, without prior notice. During the year ended December 31, 2013, the Company settled repurchases of 38,257 shares of its common stock at an average price of $14.94 per share for an aggregate purchase price of $0.6 million, including transaction costs. During the year ended December 31, 2012, the Company settled repurchases of 4,230,039 shares of its common stock at an average price of $10.54 per share for an aggregate purchase price of $44.6 million, including transaction costs. As of December 31, 2013, $54.8 million remained available for repurchase under this program. During 2011, the Company did not repurchase any shares of its common stock.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)    Net Income Per Share

The following table presents the computation of basic and diluted net income per share for the periods presented (in thousands, except per share amounts):

	Years Ended December 31,
	2013	2012	2011
		As Restated	As Restated
Net income attributable to stockholders of Sapient Corporation	$77,727	$58,819	$66,757
Basic net income per share:
Weighted average common shares outstanding	139,120	138,188	137,788

Basic net income per share	$0.56	$0.43	$0.48

Diluted net income per share:
Weighted average common shares outstanding	139,120	138,188	137,788
Weighted average dilutive common share equivalents	3,516	3,921	4,208

Weighted average common shares and dilutive common share equivalents	142,636	142,109	141,996

Diluted net income per share	$0.54	$0.41	$0.47

Anti-dilutive options and share-based awards not included in the calculation	23	20	56

Weighted average dilutive common share equivalents include the dilutive impact of deferred stock consideration and restricted stock associated with the acquisitions of La Comunidad, (m)Phasize, Second Story, and DAD. These shares are reflected in weighted average dilutive common share equivalents as they were contingent shares during the relevant periods presented.

(e)    Accumulated Other Comprehensive Loss

The following table presents the components of accumulated other comprehensive loss (in thousands):

	December 31,
	2013	2012
		As Restated
Cumulative foreign currency translation adjustments	$(36,502)	$(25,943)
Net unrealized loss on available-for-sale securities	(49)	(73)

Accumulated other comprehensive loss	$(36,551)	$(26,016)

(17)	Noncontrolling Interest Subject to Put Provisions

The Company has potential obligations to purchase the noncontrolling interests held by third parties in connection with its acquisition of iThink. See Note 3, Business Acquisitions. These obligations are in the form of put provisions that are exercisable at the third-party owners’ discretion, within the specified period, as outlined in the iThink purchase and sale agreement. If these put provisions are exercised by the third parties within the specified period, the Company will be required to purchase all of the third-party owners’ noncontrolling interests at a determined put price as outlined in the iThink purchase and sale agreement, which is based on a specified factor multiplied by the average quarterly EBITDA achieved in the 12 quarters subsequent to the acquisition date. The put provisions are not exercisable until after the fiscal year ending December 31, 2015.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition date fair value of the noncontrolling interest was derived by extrapolating the fair value of the noncontrolling interest ownership based on the consideration transferred for the controlling interest in connection with the acquisition of the majority interest of iThink, net of a discount factor, to take into account the noncontrolling interest’s lack of marketability.

As of December 31, 2013, the Company’s potential obligations under these put options were approximately $0.8 million, of which none were exercisable.

The following table presents a roll forward of the noncontrolling interest subject to put provisions from the date of acquisition of iThink (January 16, 2013) through December 31, 2013 (in thousands):

2013
Beginning balance as of January 16, 2013	$1,205
Changes in Parent’s ownership interest in subsidiary	(95)
Net loss	(183)
Other comprehensive income	(143)

Ending balance as of December 31, 2013	$784

During the three months ended December 31, 2013, the Company made additional capital contributions and exercised its Call Option on certain remaining noncontrolling interests which increased the Company’s ownership from 81% to 84% of the outstanding securities of iThink.

(18)	Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer.

The Company identifies such segments based upon target client markets because each operating segment helps clients identify and act upon opportunities to improve their business performance, but strategically serves different markets. The Company considered qualitative factors, including the economic characteristics of each operating segment to determine if any qualified for aggregation. More specifically, the Company evaluated the economic characteristics, the nature of products and services, the methods used to provide services, the types of customers, and the nature of the corresponding regulatory environment of its operating segments. As a result, the Company has identified the following reportable segments: SapientNitro, Sapient Global Markets, and Sapient Government Services.

The CODM evaluates performance based upon each segment’s operating income, which is defined as income before allocations of certain marketing and general and administrative expenses, including costs associated with its restructuring events (as described in Note 10, Restructuring and Other Related Charges). These charges are excluded from evaluation of performance because these activities and costs generally impact areas that support the segments and, therefore, are managed separately. Management does not allocate amortization of purchased intangible assets, acquisition costs, stock-based compensation expense, or interest and other income to the segments for the review of results by the CODM. Asset information by segment is not reported to or reviewed by the CODM, and therefore, the Company has not disclosed asset information for the segments. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the service revenues and income from operations attributable to the Company’s reportable segments for the periods presented (in thousands):

	Years Ended December 31,
	2013	2012	2011
		As Restated	As Restated
Service Revenues:
SapientNitro	$851,048	$771,883	$685,719
Sapient Global Markets	350,749	298,108	282,981
Sapient Government Services	57,621	51,019	52,383

Total service revenues	$1,259,418	$1,121,010	$1,021,083

	Years Ended December 31,
	2013	2012	2011
		As Restated	As Restated
Income Before Income Taxes:
SapientNitro	$276,001	$241,498	$222,564
Sapient Global Markets	110,425	88,678	84,660
Sapient Government Services	16,810	14,091	13,745

Total reportable segments operating income(1)	403,236	344,267	320,969
Less: reconciling items(2)	(278,012)	(243,662)	(217,392)

Total income before income taxes	$125,224	$100,605	$103,577

(1)	Segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments. Segment operating income reflects restructuring charges allocated to the SapientNitro and Sapient Global Markets reportable segments consisting of $1.3 million and $0.5 million, respectively, for the year ended December 31, 2013.
(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
		As Restated	As Restated
Centrally managed functions	$237,289	$208,651	$192,797
Restructuring and other related charges	186	394	6,507
Amortization of purchased intangible assets	12,810	11,052	6,813
Acquisition costs and other related (benefits) charges	(172)	4,354	1,861
Stock-based compensation expense	30,699	23,795	19,256
Impairment of intangible assets	2,090	—	—
Interest and other income, net	(4,890)	(4,584)	(6,342)
Unallocated benefits(a)	—	—	(3,500)

Total reconciling items	$278,012	$243,662	$217,392

(a)	Reflects stock option restatement-related benefits.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Data

The Company does not internally measure or report revenues by individual service offering as providing such information is impracticable and, therefore, the Company has not disclosed the revenues from external customers for each service offering described in Note 2(m), Summary of Significant Accounting Policies — Revenue Recognition.

The following tables present data for the geographic regions in which the Company operates (in thousands):

	Years Ended December 31,
	2013	2012	2011
		As Restated	As Restated
Service Revenues (1):
United States	$798,334	$690,581	$625,025
United Kingdom	128,157	97,131	139,843
Rest of International	332,927	333,298	256,215

Total service revenues	$1,259,418	$1,121,010	$1,021,083

	December 31,
	2013	2012
		As Restated
Long-lived tangible assets (2):
India	$35,094	$37,978
United States	34,198	31,656
United Kingdom	8,670	4,960
Rest of International	7,936	6,166

Total long-lived tangible assets(3)	$85,898	$80,760

(1)	Allocation of service revenues to individual countries is based on the location of the Sapient legal entity that contracts with the customer.

(2)	Allocation of long-lived tangible assets to individual countries is based on the location of the Sapient legal entity that has title to the assets.

(3)	Reflects net book value of the Company’s property and equipment.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Prepaid Expenses and Other Current Assets, Accrued Expenses and Other Long-Term Liabilities

The following table presents the components of selected balance sheet items as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
		As Restated
Prepaid expenses and other current assets:
Prepaid taxes	$10,094	$10,969
Prepaid rent	2,769	2,431
Prepaid media	92	1,986
Prepaid insurance	1,651	1,186
Prepaid other	19,358	19,739

Total prepaid expenses and other current assets	$33,964	$36,311

Accrued expenses:
Accrued accounts payable	$25,073	$25,783
Acquisition-related liabilities	7,991	4,409
VAT tax payable	5,860	2,856
Accrued media	352	514
Other accrued expenses	25,204	19,716

Total accrued expenses	$64,480	$53,278

Other long-term liabilities:
Deferred rent	$34,281	$31,486
Unrecognized tax benefits	28,855	25,438
Contingent consideration liabilities associated with acquisitions	12,426	17,514
Other long-term liabilities	35,793	27,629

Total other long-term liabilities	$111,355	$102,067

(20) Interest and Other Income, Net

The following table presents the components of interest and other income, net, for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
		As Restated	As Restated
Interest income	$6,621	$5,553	$6,021
Interest expense	(2,619)	(1,818)	(273)
Other income, net	888	849	594

Interest and other income, net	$4,890	$4,584	$6,342

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(21)	Restatement

The Company has restated its consolidated financial statements for the years ended December 31, 2012 and 2011 and its unaudited quarterly financial information for each of the quarters in the year ended December 31, 2012 and for the first three quarters in the year ended December 31, 2013, to correct primarily the manner in which the Company recorded certain tax liabilities resulting from the movement of our employees globally.

As disclosed previously in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, the Company identified certain prior period errors which affected the interim and annual periods in the years ended December 31, 2006 through 2012. The prior period errors primarily relate to the Company’s unrecorded corporate income and employment tax liabilities resulting from cross-border mobility of employees into various countries in prior periods. More specifically, the Company concluded that during those prior periods several of its subsidiaries had created previously unrecognized permanent establishments in foreign tax jurisdictions as a result of employees working in those foreign countries, which triggered corporate income tax liabilities for those subsidiaries and individual-tax liabilities for some of those employees. The net expense recorded in the interim and annual periods in the years ended December 31, 2006 through December 31, 2012 amounted to $14.2 million.

During the quarter ended December 31, 2013, the Company identified certain prior period errors which affected the interim and annual periods in the years ended December 31, 2010 through 2012 and the first three quarters in the year ended December 31, 2013. The prior period errors primarily relate to the Company’s unrecorded employment-related tax liabilities associated with the movement of employees globally. More specifically, the Company did not properly report the appropriate amount of income, and did not withhold and remit the appropriate amount of employment related tax resulting from taxable benefits provided to certain employees on foreign long-term assignments for those periods. The net expense recorded in the interim and annual periods in the years ended December 31, 2010 through December 31, 2012 amounted to $13.1 million. The net expense recorded in the interim periods ended March 31, June 30, and September 30, 2013 amounted to $2.3 million.

The Company also has corrected certain other immaterial prior period errors in the Company’s consolidated financial statements into the periods in which they originated.

In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded that these errors were in the aggregate material to the prior reporting periods, and therefore, restatement of previously filed financial statements was necessary.

The adjustments related to the years prior to 2011 are reflected in the beginning retained earnings for 2011. The cumulative impact of these adjusting entries decreased retained earnings by $11.8 million, net of tax, at the beginning of 2011.

The account balances labeled “As Reported” in the following tables for the years ended December 31, 2012 and 2011 represent the previously reported audited balances in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of these prior period errors on the consolidated financial statements are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2012
Consolidated Statement of Operations:	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
Revenues:
Service revenues	$1,121,010	$—	$1,121,010
Reimbursable expenses	40,538	—	40,538

Total gross revenues	1,161,548	—	1,161,548

Operating expenses:
Project personnel expenses	764,843	7,155	771,998
Reimbursable expenses	40,538	—	40,538

Total project personnel expenses and reimbursable expenses	805,381	7,155	812,536
Selling and marketing expenses	44,661	—	44,661
General and administrative expenses	191,599	931	192,530
Restructuring and other related charges	394	—	394
Amortization of purchased intangible assets	11,052	—	11,052
Acquisition costs and other related charges	4,354	—	4,354

Total operating expenses	1,057,441	8,086	1,065,527

Income from operations	104,107	(8,086)	96,021
Interest income, net	3,735	—	3,735
Other income, net	849	—	849

Income before income taxes	108,691	(8,086)	100,605
Provision for income taxes	43,450	(1,664)	41,786

Net income attributable to stockholders of Sapient Corporation	$65,241	$(6,422)	$58,819

Basic net income per share attributable to stockholders of Sapient Corporation	$0.47	$(0.04)	$0.43

Diluted net income per share attributable to stockholders of Sapient Corporation	$0.46	$(0.05)	$0.41

Weighted average common shares	138,188	—	138,188
Weighted average dilutive common share equivalents	3,921	—	3,921

Weighted average common shares and dilutive common share equivalents	142,109	—	142,109

	Year Ended December 31, 2012
Consolidated Statement of Comprehensive Income:	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
Net income	$65,241	$(6,422)	$58,819

Other comprehensive income:
Foreign currency translation adjustments	5,990	—	5,990
Net unrealized gain on available-for-sale investments, net of taxes	15	—	15

Other comprehensive income	6,005	—	6,005

Comprehensive income attributable to stockholders of Sapient Corporation	$71,246	$(6,422)	$64,824

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2011
Consolidated Statement of Operations:	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
Revenues:
Service revenues	$1,021,083	$—	$1,021,083
Reimbursable expenses	41,364	—	41,364

Total gross revenues	1,062,447	—	1,062,447

Operating expenses:
Project personnel expenses	691,041	5,974	697,015
Reimbursable expenses	41,364	—	41,364

Total project personnel expenses and reimbursable expenses	732,405	5,974	738,379
Selling and marketing expenses	39,025	—	39,025
General and administrative expenses	171,759	868	172,627
Restructuring and other related charges	6,507	—	6,507
Amortization of purchased intangible assets	6,813	—	6,813
Acquisition costs and other related charges	1,861	—	1,861

Total operating expenses	958,370	6,842	965,212

Income from operations	104,077	(6,842)	97,235
Interest income, net	5,748	—	5,748
Other income, net	594	—	594

Income before income taxes	110,419	(6,842)	103,577
Provision for income taxes	37,743	(923)	36,820

Net income attributable to stockholders of Sapient Corporation	$72,676	$(5,919)	$66,757

Basic net income per share attributable to stockholders of Sapient Corporation	$0.53	$(0.05)	$0.48

Diluted net income per share attributable to stockholders of Sapient Corporation	$0.51	$(0.04)	$0.47

Weighted average common shares	137,788	—	137,788
Weighted average dilutive common share equivalents	4,208	—	4,208

Weighted average common shares and dilutive common share equivalents	141,996	—	141,996

	Year Ended December 31, 2011
Consolidated Statement of Comprehensive Income:	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
Net income	$72,676	$(5,919)	$66,757

Other comprehensive loss:
Foreign currency translation adjustments	(19,551)	—	(19,551)
Net unrealized gain on available-for-sale investments, net of taxes	22	—	22

Other comprehensive loss	(19,529)	—	(19,529)

Comprehensive income attributable to stockholders of Sapient Corporation	$53,147	$(5,919)	$47,228

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheet:	December 31, 2012
	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$234,038	$—	$234,038
Marketable securities, current portion	6,321	—	6,321
Restricted cash, current portion	5,376	3,650	9,026
Accounts receivable, net of allowance for doubtful accounts of $0 at December 31, 2012	168,951	—	168,951
Unbilled revenues	72,013	(171)	71,842
Deferred tax assets, current portion	15,809	—	15,809
Prepaid expenses and other current assets	36,311	—	36,311

Total current assets	538,819	3,479	542,298
Marketable securities, net of current portion	1,202	—	1,202
Restricted cash, net of current portion	4,074	(1,160)	2,914
Property and equipment, net	80,661	99	80,760
Purchased intangible assets, net	35,050	—	35,050
Goodwill	127,864	764	128,628
Deferred tax assets, net of current portion	79	11,740	11,819
Other assets	8,572	—	8,572

Total assets	$796,321	$14,922	$811,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,937	$—	$26,937
Accrued expenses	48,834	4,444	53,278
Accrued compensation	83,885	—	83,885
Income taxes payable	942	—	942
Deferred tax liabilities, current portion	155	—	155
Deferred revenues	27,163	519	27,682

Total current liabilities	187,916	4,963	192,879
Deferred tax liabilities, net of current portion	19,892	—	19,892
Other long-term liabilities	67,967	34,100	102,067

Total liabilities	275,775	39,063	314,838
Commitments and contingencies
Noncontrolling interest subject to put provisions	—	—	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at December 31, 2012	—	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 142,171,451 shares issued, and 138,018,416 shares outstanding at December 31, 2012	1,422	—	1,422
Additional paid-in capital	561,063	—	561,063
Treasury stock, at cost, 4,153,035 shares at December 31, 2012	(43,755)	—	(43,755)
Accumulated other comprehensive loss	(26,016)	—	(26,016)
Retained earnings	27,832	(24,141)	3,691

Total Sapient Corporation stockholders’ equity	520,546	(24,141)	496,405

Total liabilities and stockholders’ equity	$796,321	$14,922	$811,243

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Cash Flows Amounts:	Year Ended December 31, 2012
	As Reported	Adjustments	As Restated
	(In thousands)
Net income	$65,241	$(6,422)	$58,819
Depreciation expense	23,492	24	23,516
Deferred income taxes	13,672	(3,164)	10,508
Unbilled revenues	(9,440)	171	(9,269)
Deferred revenues	531	519	1,050
Income taxes payable	8,150	3,838	11,988
Other long-term liabilities	11,087	8,288	19,375
Net cash provided by operating activities	107,549	3,254	110,803
Cash paid for acquisitions, net of cash received	(17,524)	(764)	(18,288)
Change in restricted cash	(1,854)	(2,490)	(4,344)
Net cash used in investing activities	(55,409)	(3,254)	(58,663)
Net cash used in financing activities	(33,230)	—	(33,230)
Effect of exchange rate changes on cash and cash equivalents	2,722	—	2,722
Increase in cash and cash equivalents	21,632	—	21,632
Cash and cash equivalents, at beginning of period	212,406	—	212,406
Cash and cash equivalents, at end of period	234,038	—	234,038

Consolidated Statement of Cash Flows Amounts:	Year Ended December 31, 2011
	As Reported	Adjustments	As Restated
	(In thousands)
Net income	$72,676	$(5,919)	$66,757
Depreciation expense	19,373	24	19,397
Deferred income taxes	17,924	(2,704)	15,220
Accrued expenses	(4,222)	114	(4,108)
Other long-term liabilities	6,933	8,485	15,418
Net cash provided by operating activities	131,868	—	131,868
Net cash used in investing activities	(80,966)	—	(80,966)
Net cash used in financing activities	(42,581)	—	(42,581)
Effect of exchange rate changes on cash and cash equivalents	(15,363)	—	(15,363)
Increase (decrease) in cash and cash equivalents	(7,042)	—	(7,042)
Cash and cash equivalents, at beginning of period	219,448	—	219,448
Cash and cash equivalents, at end of period	212,406	—	212,406

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present consolidated unaudited quarterly financial data for the first three quarters in the year ended December 31, 2013:

	March 31, 2013			June 30, 2013
Consolidated Unaudited Balance Sheet:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$214,050	$—	$214,050	$249,523	$—	$249,523
Marketable securities, current portion	6,460	—	6,460	6,016	—	6,016
Restricted cash, current portion	465	—	465	102	—	102
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31 and June 30, 2013	158,354	—	158,354	156,182	—	156,182
Unbilled revenues	89,963	—	89,963	92,157	—	92,157
Deferred tax assets, current portion	17,890	—	17,890	15,037	—	15,037
Prepaid expenses and other current assets	47,454	(7,480)	39,974	55,323	(7,480)	47,843

Total current assets	534,636	(7,480)	527,156	574,340	(7,480)	566,860
Marketable securities, net of current portion	1,202	—	1,202	—	—	—
Restricted cash, net of current portion	3,845	—	3,845	2,392	—	2,392
Property and equipment, net	79,943	93	80,036	79,847	87	79,934
Purchased intangible assets, net	30,309	—	30,309	26,928	—	26,928
Goodwill	131,440	—	131,440	131,267	—	131,267
Other assets	9,421	12,076	21,497	9,087	12,696	21,783

Total assets	$790,796	$4,689	$795,485	$823,861	$5,303	$829,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,781	$—	$25,781	$29,660	$—	$29,660
Accrued expenses	46,078	748	46,826	56,680	777	57,457
Accrued compensation	75,759	(15,043)	60,716	84,645	(15,865)	68,780
Income taxes payable	9,455	(7,146)	2,309	10,478	(6,805)	3,673
Deferred revenues	27,867	—	27,867	22,212	—	22,212

Total current liabilities	184,940	(21,441)	163,499	203,675	(21,893)	181,782
Deferred tax liabilities, net of current portion	20,517	—	20,517	21,002	—	21,002
Other long-term liabilities	70,030	36,860	106,890	69,033	38,460	107,493

Total liabilities	275,487	15,419	290,906	293,710	16,567	310,277

Commitments and contingencies
Noncontrolling interest subject to put provisions	1,169	—	1,169	1,015	—	1,015

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at March 31 and June 30, 2013	—	—	—	—	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 142,588,367 and 143,966,276 shares issued, and 138,435,332 and 139,813,241 shares outstanding at March 31, and June 30, 2013, respectively	1,426	—	1,426	1,440	—	1,440
Additional paid-in capital	568,664	—	568,664	570,679	—	570,679
Treasury stock, at cost, 4,153,035 shares at March 31 and June 30, 2013	(43,755)	—	(43,755)	(43,755)	—	(43,755)
Accumulated other comprehensive loss	(32,531)	—	(32,531)	(42,892)	—	(42,892)
Retained earnings	20,336	(10,730)	9,606	43,664	(11,264)	32,400

Total Sapient Corporation stockholders’ equity	514,140	(10,730)	503,410	529,136	(11,264)	517,872

Total liabilities and stockholders’ equity	$790,796	$4,689	$795,485	$823,861	$5,303	$829,164

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2013
Consolidated Unaudited Balance Sheet:	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$272,756	$—	$272,756
Marketable securities, current portion	7,310	—	7,310
Restricted cash, current portion	101	—	101
Accounts receivable, net of allowance for doubtful accounts of $0 at September 30, 2013	175,618	—	175,618
Unbilled revenues	104,865	—	104,865
Deferred tax assets, current portion	16,281	—	16,281
Prepaid expenses and other current assets	44,742	(7,480)	37,262

Total current assets	621,673	(7,480)	614,193
Restricted cash, net of current portion	2,042	—	2,042
Property and equipment, net	83,166	81	83,247
Purchased intangible assets, net	24,068	—	24,068
Goodwill	134,359	—	134,359
Other assets	8,914	13,382	22,296

Total assets	$874,222	$5,983	$880,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,166	$—	$25,166
Accrued expenses	49,275	806	50,081
Accrued compensation	105,422	(16,688)	88,734
Income taxes payable	17,427	(6,427)	11,000
Deferred revenues	23,326	—	23,326

Total current liabilities	220,616	(22,309)	198,307
Deferred tax liabilities, net of current portion	20,798	—	20,798
Other long-term liabilities	66,534	40,060	106,594

Total liabilities	307,948	17,751	325,699

Commitments and contingencies
Noncontrolling interest subject to put provisions	923	—	923

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at September 30, 2013	—	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 144,326,146 shares issued, and 140,120,721 shares outstanding at September 30, 2013	1,443	—	1,443
Additional paid-in capital	578,160	—	578,160
Treasury stock, at cost, 4,205,425 shares at September 30, 2013	(44,435)	—	(44,435)
Accumulated other comprehensive loss	(40,328)	—	(40,328)
Retained earnings	70,511	(11,768)	58,743

Total Sapient Corporation stockholders’ equity	565,351	(11,768)	553,583

Total liabilities and stockholders’ equity	$874,222	$5,983	$880,205

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31, 2013
Consolidated Unaudited Statement of Operations:	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)

Revenues:
Service revenues	$292,638	$—	$292,638
Reimbursable expenses	10,345	—	10,345

Total gross revenues	302,983	—	302,983

Operating expenses:
Project personnel expenses	206,745	678	207,423
Reimbursable expenses	10,345	—	10,345

Total project personnel expenses and reimbursable expenses	217,090	678	217,768
Selling and marketing expenses	11,792	(43)	11,749
General and administrative expenses	54,002	177	54,179
Restructuring and other related charges	2,014	—	2,014
Amortization of purchased intangible assets	3,657	—	3,657
Acquisition costs and other related charges	900	—	900
Impairment of intangible asset	1,494	—	1,494

Total operating expenses	290,949	812	291,761

Income from operations	12,034	(812)	11,222
Interest and other income, net	872	—	872

Income before income taxes	12,906	(812)	12,094
Provision for income taxes	6,376	(151)	6,225

Net income	6,530	(661)	5,869
Less: Net loss attributable to noncontrolling interest	(46)	—	(46)

Net income attributable to stockholders of Sapient Corporation	$6,576	$(661)	$5,915

Basic net income per share attributable to stockholders of Sapient Corporation	$0.05	$(0.01)	$0.04

Diluted net income per share attributable to stockholders of Sapient Corporation	$0.05	$(0.01)	$0.04

Weighted average common shares	137,425	—	137,425
Weighted average dilutive common share equivalents	4,781	—	4,781

Weighted average common shares and dilutive common share equivalents	142,206	—	142,206

	Three Months Ended
	March 31, 2013
Consolidated Unaudited Statement of Comprehensive Income:	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)

Net income	$6,530	$(661)	$5,869

Other comprehensive loss:
Foreign currency translation adjustments	(6,509)	—	(6,509)
Net unrealized gain on available-for-sale investments, net of taxes	4	—	4

Other comprehensive income	(6,505)	—	(6,505)

Total comprehensive loss	25	(661)	(636)
Comprehensive loss attributable to noncontrolling interest	(36)	—	(36)

Comprehensive income attributable to stockholders of Sapient Corporation	$61	$(661)	$(600)

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
Consolidated Unaudited Statement of Operations:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
Revenues:
Service revenues	$314,334	$—	$314,334	$606,972	$—	$606,972
Reimbursable expenses	12,273	—	12,273	22,618	—	22,618

Total gross revenues	326,607	—	326,607	629,590	—	629,590

Operating expenses:
Project personnel expenses	211,536	677	212,213	418,281	1,354	419,635
Reimbursable expenses	12,273	—	12,273	22,618	—	22,618

Total project personnel expenses and reimbursable expenses	223,809	677	224,486	440,899	1,354	442,253
Selling and marketing expenses	12,994	(41)	12,953	24,786	(83)	24,703
General and administrative expenses	53,519	177	53,696	107,521	354	107,875
Restructuring and other related charges	(31)	—	(31)	1,983	—	1,983
Amortization of purchased intangible assets	3,263	—	3,263	6,920	—	6,920
Acquisition costs and other related (benefits) charges	(1,284)	—	(1,284)	(384)	—	(384)
Impairment of intangible asset	—	—	—	1,494	—	1,494

Total operating expenses	292,270	813	293,083	583,219	1,625	584,844

Income from operations	34,337	(813)	33,524	46,371	(1,625)	44,746
Interest and other income, net	1,200	—	1,200	2,072	—	2,072

Income before income taxes	35,537	(813)	34,724	48,443	(1,625)	46,818
Provision for income taxes	12,250	(278)	11,972	18,626	(429)	18,197

Net income	23,287	(535)	22,752	29,817	(1,196)	28,621
Less: Net loss attributable to noncontrolling interest	(41)	—	(41)	(87)	—	(87)

Net income attributable to stockholders of Sapient Corporation	$23,328	$(535)	$22,793	$29,904	$(1,196)	$28,708

Basic net income per share attributable to stockholders of Sapient Corporation	$0.17	$(0.01)	$0.16	$0.22	$(0.01)	$0.21

Diluted net income per share attributable to stockholders of Sapient Corporation	$0.16	$—	$0.16	$0.21	$(0.01)	$0.20

Weighted average common shares	138,791	—	138,791	138,112	—	138,112
Weighted average dilutive common share equivalents	4,110	—	4,110	4,446	—	4,446

Weighted average common shares and dilutive common share equivalents	142,901	—	142,901	142,558	—	142,558

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
Consolidated Unaudited Statement of Comprehensive Income:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)

Net income	$23,287	$(535)	$22,752	$29,817	$(1,196)	$28,621

Other comprehensive loss:
Foreign currency translation adjustments	(10,555)	—	(10,555)	(17,063)	—	(17,063)

Net unrealized gain on available-for-sale investments, net of taxes	52	—	52	56	—	56
Reclassification adjustment for realized loss on available-for-sale investments, net of taxes	28	—	28	28	—	28

Net unrealized gain on available-for-sale investments	80	—	80	84	—	84
Other comprehensive loss	(10,475)	—	(10,475)	(16,979)	—	(16,979)

Total comprehensive income	12,812	(535)	12,277	12,838	(1,196)	11,642
Comprehensive loss attributable to noncontrolling interest	(155)	—	(155)	(190)	—	(190)

Comprehensive income attributable to stockholders of Sapient Corporation	$12,967	$(535)	$12,432	$13,028	$(1,196)	$11,832

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2013
Consolidated Unaudited Statement of Operations:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
Revenues:
Service revenues	$323,793	$—	$323,793	$930,765	$—	$930,765
Reimbursable expenses	11,087	—	11,087	33,705	—	33,705

Total gross revenues	334,880	—	334,880	964,470	—	964,470

Operating expenses:
Project personnel expenses	218,977	677	219,654	637,258	2,031	639,289
Reimbursable expenses	11,087	—	11,087	33,705	—	33,705

Total project personnel expenses and reimbursable expenses	230,064	677	230,741	670,963	2,031	672,994
Selling and marketing expenses	11,968	(42)	11,926	36,754	(125)	36,629
General and administrative expenses	52,136	177	52,313	159,657	531	160,188
Restructuring and other related charges	(28)	—	(28)	1,955	—	1,955
Amortization of purchased intangible assets	3,007	—	3,007	9,927	—	9,927
Acquisition costs and other related (benefits) charges	(1,268)	—	(1,268)	(1,652)	—	(1,652)
Impairment of intangible asset	596	—	596	2,090	—	2,090

Total operating expenses	296,475	812	297,287	879,694	2,437	882,131

Income from operations	38,405	(812)	37,593	84,776	(2,437)	82,339
Interest and other income, net	1,340	1	1,341	3,412	1	3,413

Income before income taxes	39,745	(811)	38,934	88,188	(2,436)	85,752
Provision for income taxes	12,986	(309)	12,677	31,612	(738)	30,874

Net income	26,759	(502)	26,257	56,576	(1,698)	54,878
Less: Net loss attributable to noncontrolling interest	(88)	—	(88)	(175)	—	(175)

Net income attributable to stockholders of Sapient Corporation	$26,847	$(502)	$26,345	$56,751	$(1,698)	$55,053

Basic net income per share attributable to stockholders of Sapient Corporation	$0.19	$—	$0.19	$0.41	$(0.01)	$0.40

Diluted net income per share attributable to stockholders of Sapient Corporation	$0.19	$—	$0.19	$0.40	$(0.01)	$0.39

Weighted average common shares	139,959	—	139,959	139,202	—	139,202
Weighted average dilutive common share equivalents	2,302	—	2,302	3,731	—	3,731

Weighted average common shares and dilutive common share equivalents	142,261	—	142,261	142,933	—	142,933

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2013
Consolidated Unaudited Statement of Comprehensive Income:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
Net income	$26,759	$(502)	$26,257	$56,576	$(1,698)	$54,878

Other comprehensive income (loss):
Foreign currency translation adjustments	2,614	—	2,614	(14,449)	—	(14,449)

Net unrealized gain (loss) on available-for-sale investments, net of taxes	(55)	—	(55)	1	—	1
Reclassification adjustment for realized loss on available-for-sale investments, net of taxes	—	—	—	28	—	28

Net unrealized gain (loss) on available-for-sale investments	(55)	—	(55)	29	—	29
Other comprehensive income	2,559	—	2,559	(14,420)	—	(14,420)

Total comprehensive income (loss)	29,318	(502)	28,816	42,156	(1,698)	40,458
Comprehensive loss attributable to noncontrolling interest	(92)	—	(92)	(282)	—	(282)

Comprehensive income attributable to stockholders of Sapient Corporation	$29,410	$(502)	$28,908	$42,438	$(1,698)	$40,740

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present consolidated unaudited quarterly financial data in the interim periods in the year ended December 31, 2012:

	March 31, 2012			June 30, 2012
Consolidated Unaudited Balance Sheet:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$196,961	$—	$196,961	$159,959	$—	$159,959
Marketable securities, current portion	6,297	—	6,297	5,913	—	5,913
Restricted cash, current portion	372	—	372	2,042	—	2,042
Accounts receivable, net of allowance for doubtful accounts of $86 and $12 at March 31 and June 30, 2012, respectively	137,626	—	137,626	149,907	—	149,907
Unbilled revenues	89,280	—	89,280	80,548	—	80,548
Deferred tax assets, current portion	19,738	—	19,738	14,234	—	14,234
Prepaid expenses and other current assets	21,538	—	21,538	33,159	—	33,159

Total current assets	471,812	—	471,812	445,762	—	445,762
Marketable securities, net of current portion	1,290	—	1,290	1,290	—	1,290
Restricted cash, net of current portion	3,775	—	3,775	3,843	—	3,843
Property and equipment, net	72,644	117	72,761	81,546	111	81,657
Purchased intangible assets, net	35,141	—	35,141	31,711	—	31,711
Goodwill	109,786	—	109,786	108,410	—	108,410
Deferred tax assets, net of current portion	1,988	9,074	11,062	—	9,802	9,802
Other assets	8,528	—	8,528	8,886	—	8,886

Total assets	$704,964	$9,191	$714,155	$681,448	$9,913	$691,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,739	$—	$22,739	$27,300	$—	$27,300
Accrued expenses	41,692	634	42,326	33,871	663	34,534
Accrued compensation	56,896	—	56,896	61,735	—	61,735
Income taxes payable	8,151	—	8,151	3,238	—	3,238
Deferred revenues	21,023	—	21,023	19,651	—	19,651

Total current liabilities	150,501	634	151,135	145,795	663	146,458
Deferred tax liabilities, net of current portion	12,680	—	12,680	10,011	—	10,011
Other long-term liabilities	51,727	28,047	79,774	63,586	30,350	93,936

Total liabilities	214,908	28,681	243,589	219,392	31,013	250,405

Commitments and contingencies
Noncontrolling interest subject to put provisions	—	—	—	—	—	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at March 31 and June 30, 2012	—	—	—	—	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 140,509,161 and 141,455,777 shares issued, and 140,393,845 and 137,902,361 shares outstanding at March 31 and June 30, 2012, respectively	1,405	—	1,405	1,414	—	1,414
Additional paid-in capital	539,719	—	539,719	544,742	—	544,742
Treasury stock, at cost, 115,316 and 3,553,416 shares at March 31 and June 30, 2012, respectively	(762)	—	(762)	(37,782)	—	(37,782)
Accumulated other comprehensive loss	(22,381)	—	(22,381)	(33,073)	—	(33,073)
Retained earnings	(27,925)	(19,490)	(47,415)	(13,245)	(21,100)	(34,345)

Total Sapient Corporation stockholders’ equity	490,056	(19,490)	470,566	462,056	(21,100)	440,956

Total liabilities and stockholders’ equity	$704,964	$9,191	$714,155	$681,448	$9,913	$691,361

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2012
	As Reported	Adjustments	As Restated
	Consolidated Unaudited Balance Sheet:
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$199,521	$—	$199,521
Marketable securities, current portion	6,496	—	6,496
Restricted cash, current portion	2,074	—	2,074
Accounts receivable, net of allowance for doubtful accounts of $0 at September 30, 2012	174,334	—	174,334
Unbilled revenues	69,891	—	69,891
Deferred tax assets, current portion	19,003	—	19,003
Prepaid expenses and other current assets	38,812	—	38,812

Total current assets	510,131	—	510,131
Marketable securities, net of current portion	1,290	—	1,290
Restricted cash, net of current portion	3,024	—	3,024
Property and equipment, net	81,617	105	81,722
Purchased intangible assets, net	29,643	—	29,643
Goodwill	110,259	—	110,259
Deferred tax assets, net of current portion	1,433	10,779	12,212
Other assets	8,253	—	8,253

Total assets	$745,650	$10,884	$756,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,639	$—	$26,639
Accrued expenses	37,384	691	38,075
Accrued compensation	79,403	—	79,403
Income taxes payable	5,823	—	5,823
Deferred revenues	20,790	—	20,790

Total current liabilities	170,039	691	170,730
Deferred tax liabilities, net of current portion	19,525	—	19,525
Other long-term liabilities	59,526	32,716	92,242

Total liabilities	249,090	33,407	282,497

Commitments and contingencies
Noncontrolling interest subject to put provisions	—	—	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at September 30, 2012	—	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 142,062,641 shares issued, and 137,687,825 shares outstanding at September 30, 2012	1,421	—	1,421
Additional paid-in capital	555,026	—	555,026
Treasury stock, at cost, 4,374,816 shares at September 30, 2012	(45,665)	—	(45,665)
Accumulated other comprehensive loss	(22,464)	—	(22,464)
Retained earnings	8,242	(22,523)	(14,281)

Total Sapient Corporation stockholders’ equity	496,560	(22,523)	474,037

Total liabilities and stockholders’ equity	$745,650	$10,884	$756,534

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31, 2012
Consolidated Unaudited Statement of Operations:	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
Revenues:
Service revenues	$260,379	$—	$260,379
Reimbursable expenses	8,783	—	8,783

Total gross revenues	269,162	—	269,162

Operating expenses:
Project personnel expenses	183,371	1,812	185,183
Reimbursable expenses	8,783	—	8,783

Total project personnel expenses and reimbursable expenses	192,154	1,812	193,966
Selling and marketing expenses	10,695	—	10,695
General and administrative expenses	46,526	222	46,748
Restructuring and other related charges	(76)	—	(76)
Amortization of purchased intangible assets	2,622	—	2,622
Acquisition costs and other related charges	1,125	—	1,125

Total operating expenses	253,046	2,034	255,080

Income from operations	16,116	(2,034)	14,082
Interest and other income, net	1,822	—	1,822

Income before income taxes	17,938	(2,034)	15,904
Provision for income taxes	8,454	(262)	8,192

Net income attributable to stockholders of Sapient Corporation	$9,484	$(1,772)	$7,712

Basic net income per share attributable to stockholders of Sapient Corporation	$0.07	$(0.01)	$0.06

Diluted net income per share attributable to stockholders of Sapient Corporation	$0.07	$(0.02)	$0.05

Weighted average common shares	139,458	—	139,458
Weighted average dilutive common share equivalents	4,458	—	4,458

Weighted average common shares and dilutive common share equivalents	143,916	—	143,916

	Three Months Ended
	March 31, 2012
Consolidated Unaudited Statement of Comprehensive Income:	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
Net income	$9,484	$(1,772)	$7,712

Other comprehensive income:
Foreign currency translation adjustments	9,617	—	9,617
Net unrealized gain on available-for-sale investments, net of taxes	11	—	11

Other comprehensive income	9,628	—	9,628

Comprehensive income attributable to stockholders of Sapient Corporation	$19,112	$(1,772)	$17,340

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended			Six Months Ended
	June 30, 2012			June 30, 2012
Consolidated Unaudited Statement of Operations:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
Revenues:
Service revenues	$278,989	$—	$278,989	$539,368	$—	$539,368
Reimbursable expenses	10,106	—	10,106	18,889	—	18,889

Total gross revenues	289,095	—	289,095	558,257	—	558,257

Operating expenses:
Project personnel expenses	192,214	1,781	193,995	375,585	3,593	379,178
Reimbursable expenses	10,106	—	10,106	18,889	—	18,889

Total project personnel expenses and reimbursable expenses	202,320	1,781	204,101	394,474	3,593	398,067
Selling and marketing expenses	11,230	—	11,230	21,925	—	21,925
General and administrative expenses	48,041	237	48,278	94,567	458	95,025
Restructuring and other related charges	(14)	—	(14)	(90)	—	(90)
Amortization of purchased intangible assets	2,745	—	2,745	5,367	—	5,367
Acquisition costs and other related charges	468	—	468	1,593	—	1,593

Total operating expenses	264,790	2,018	266,808	517,836	4,051	521,887

Income from operations	24,305	(2,018)	22,287	40,421	(4,051)	36,370
Interest and other income, net	1,079	—	1,079	2,901	—	2,901

Income before income taxes	25,384	(2,018)	23,366	43,322	(4,051)	39,271
Provision for income taxes	10,704	(408)	10,296	19,158	(670)	18,488

Net income attributable to stockholders of Sapient Corporation	$14,680	$(1,610)	$13,070	$24,164	$(3,381)	$20,783

Basic net income per share attributable to stockholders of Sapient Corporation	$0.11	$(0.02)	$0.09	$0.17	$(0.02)	$0.15

Diluted net income per share attributable to stockholders of Sapient Corporation	$0.10	$(0.01)	$0.09	$0.17	$(0.03)	$0.14

Weighted average common shares	139,310	—	139,310	139,384	—	139,384
Weighted average dilutive common share equivalents	4,202	—	4,202	4,330	—	4,330

Weighted average common shares and dilutive common share equivalents	143,512	—	143,512	143,714	—	143,714

	Three Months Ended			Six Months Ended
	June 30, 2012			June 30, 2012
Consolidated Unaudited Statement of Comprehensive Income:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
Net income	$14,680	$(1,610)	$13,070	$24,164	$(3,381)	$20,783

Other comprehensive loss:
Foreign currency translation adjustments	(10,683)	—	(10,683)	(1,065)	—	(1,065)
Net unrealized (loss) gain on available-for-sale investments, net of taxes	(7)	—	(7)	4	—	4

Other comprehensive loss	(10,690)	—	(10,690)	(1,061)	—	(1,061)

Comprehensive income attributable to stockholders of Sapient Corporation	$3,990	$(1,610)	$2,380	$23,103	$(3,381)	$19,722

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2012
Consolidated Unaudited Statement of Operations:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
Revenues:
Service revenues	$288,467	$—	$288,467	$827,835	$—	$827,835
Reimbursable expenses	10,801	—	10,801	29,690	—	29,690

Total gross revenues	299,268	—	299,268	857,525	—	857,525

Operating expenses:
Project personnel expenses	194,175	1,781	195,956	569,760	5,374	575,134
Reimbursable expenses	10,801	—	10,801	29,690	—	29,690

Total project personnel expenses and reimbursable expenses	204,976	1,781	206,757	599,450	5,374	604,824
Selling and marketing expenses	11,221	—	11,221	33,146	—	33,146
General and administrative expenses	46,450	237	46,687	141,017	695	141,712
Restructuring and other related charges	(19)	—	(19)	(109)	—	(109)
Amortization of purchased intangible assets	2,744	—	2,744	8,111	—	8,111
Acquisition costs and other related charges	1,121	—	1,121	2,714	—	2,714

Total operating expenses	266,493	2,018	268,511	784,329	6,069	790,398

Income from operations	32,775	(2,018)	30,757	73,196	(6,069)	67,127
Interest and other income, net	812	—	812	3,713	—	3,713

Income before income taxes	33,587	(2,018)	31,569	76,909	(6,069)	70,840
Provision for income taxes	12,100	(595)	11,505	31,258	(1,265)	29,993

Net income attributable to stockholders of Sapient Corporation	$21,487	$(1,423)	$20,064	$45,651	$(4,804)	$40,847

Basic net income per share attributable to stockholders of Sapient Corporation	$0.16	$(0.01)	$0.15	$0.33	$(0.04)	$0.29

Diluted net income per share attributable to stockholders of Sapient Corporation	$0.15	$(0.01)	$0.14	$0.32	$(0.03)	$0.29

Weighted average common shares	136,883	—	136,883	138,544	—	138,544
Weighted average dilutive common share equivalents	3,275	—	3,275	3,979	—	3,979

Weighted average common shares and dilutive common share equivalents	140,158	—	140,158	142,523	—	142,523

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2012
Consolidated Unaudited Statement of Comprehensive Income:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
Net income	$21,487	$(1,423)	$20,064	$45,651	$(4,804)	$40,847

Other comprehensive income:
Foreign currency translation adjustments	10,591	—	10,591	9,526	—	9,526
Net unrealized gain on available-for-sale investments, net of taxes	17	—	17	21	—	21

Other comprehensive income	10,608	—	10,608	9,547	—	9,547

Comprehensive income attributable to stockholders of Sapient Corporation	$32,095	$(1,423)	$30,672	$55,198	$(4,804)	$50,394

	Three Months Ended
	December 31, 2012
Consolidated Unaudited Statement of Operations:	As Reported	Adjustments	As Restated
	(In thousands)
Revenues:
Service revenues	$293,175	$—	$293,175
Reimbursable expenses	10,848	—	10,848

Total gross revenues	304,023	—	304,023

Operating expenses:
Project personnel expenses	195,083	1,781	196,864
Reimbursable expenses	10,848	—	10,848

Total project personnel expenses and reimbursable expenses	205,931	1,781	207,712
Selling and marketing expenses	11,515	—	11,515
General and administrative expenses	50,582	235	50,817
Restructuring and other related charges	503	—	503
Amortization of purchased intangible assets	2,941	—	2,941
Acquisition costs and other related charges	1,640	—	1,640

Total operating expenses	273,112	2,016	275,128

Income from operations	30,911	(2,016)	28,895
Interest and other income, net	871	—	871

Income before income taxes	31,782	(2,016)	29,766
Provision for income taxes	12,192	(399)	11,793

Net income attributable to stockholders of Sapient Corporation	$19,590	$(1,617)	$17,973

Basic net income per share attributable to stockholders of Sapient Corporation	$0.14	$(0.01)	$0.13

Diluted net income per share attributable to stockholders of Sapient Corporation	$0.14	$(0.01)	$0.13

Weighted average common shares	137,128	—	137,128
Weighted average dilutive common share equivalents	3,749	—	3,749

Weighted average common shares and dilutive common share equivalents	140,877	—	140,877

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present consolidated unaudited balance sheets as of December 31, 2011, 2010, and 2009:

	December 31, 2011			December 31, 2010
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Unaudited Balance Sheet:	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$212,406	$—	$212,406	$219,448	$—	$219,448
Marketable securities, current portion	7,748	—	7,748	8,861	—	8,861
Restricted cash, current portion	426	—	426	1,416	—	1,416
Accounts receivable, net of allowance for doubtful accounts of $86 and $91 at December 31, 2011 and 2010, respectively	156,109	—	156,109	136,300	—	136,300
Unbilled revenues	61,735	—	61,735	49,765	—	49,765
Deferred tax assets, current portion	22,739	—	22,739	23,938	—	23,938
Prepaid expenses and other current assets	22,734	—	22,734	21,256	—	21,256

Total current assets	483,897	—	483,897	460,984	—	460,984
Marketable securities, net of current portion	1,290	—	1,290	1,269	—	1,269
Restricted cash, net of current portion	3,779	—	3,779	3,093	—	3,093
Property and equipment, net	64,877	123	65,000	35,630	147	35,777
Purchased intangible assets, net	36,822	—	36,822	17,629	—	17,629
Goodwill	107,971	—	107,971	77,865	—	77,865
Deferred tax assets, net of current portion	629	8,576	9,205	7,846	5,872	13,718
Other assets	8,591	—	8,591	7,619	—	7,619

Total assets	$707,856	$8,699	$716,555	$611,935	$6,019	$617,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,389	$—	$25,389	$18,714	$—	$18,714
Accrued expenses	47,431	606	48,037	54,353	492	54,845
Accrued compensation	77,721	—	77,721	66,609	—	66,609
Income taxes payable	3,036	—	3,036	757	—	757
Deferred revenues	24,720	—	24,720	18,558	—	18,558

Total current liabilities	178,297	606	178,903	158,991	492	159,483
Deferred tax liabilities, net of current portion	14,548	—	14,548	831	—	831
Other long-term liabilities	48,649	25,812	74,461	21,756	17,327	39,083

Total liabilities	241,494	26,418	267,912	181,578	17,819	199,397

Commitments and contingencies
Noncontrolling interest subject to put provisions	—	—	—	—	—	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at December 31, 2011 and 2010	—	—	—	—	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 140,238,302 and 137,307,612 shares issued, and 140,122,986 and 136,848,948 shares outstanding at December 31, 2011 and 2010, respectively	1,402	—	1,402	1,373	—	1,373
Additional paid-in capital	535,152	—	535,152	554,027	—	554,027
Treasury stock, at cost, 115,316 and 458,664 shares at December 31, 2011 and 2010, respectively	(762)	—	(762)	(2,466)	—	(2,466)
Accumulated other comprehensive loss	(32,021)	—	(32,021)	(12,492)	—	(12,492)
Retained earnings	(37,409)	(17,719)	(55,128)	(110,085)	(11,800)	(121,885)

Total Sapient Corporation stockholders’ equity	466,362	(17,719)	448,643	430,357	(11,800)	418,557

Total liabilities and stockholders’ equity	$707,856	$8,699	$716,555	$611,935	$6,019	$617,954

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
Consolidated Unaudited Balance Sheet:	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$195,678	$—	$195,678
Marketable securities, current portion	16,082	—	16,082
Restricted cash, current portion	393	—	393
Accounts receivable, net of allowance for doubtful accounts of $610 at December 31, 2009	112,684	—	112,684
Unbilled revenues	47,426	—	47,426
Deferred tax assets, current portion	27,616	—	27,616
Prepaid expenses and other current assets	24,893	—	24,893

Total current assets	424,772	—	424,772
Marketable securities, net of current portion	1,362	—	1,362
Restricted cash, net of current portion	2,308	—	2,308
Property and equipment, net	29,229	171	29,400
Purchased intangible assets, net	23,061	—	23,061
Goodwill	76,004	—	76,004
Deferred tax assets, net of current portion	22,794	3,697	26,491
Other assets	5,359	—	5,359

Total assets	$584,889	$3,868	$588,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,238	$—	$19,238
Accrued expenses	51,048	378	51,426
Accrued compensation	49,147	—	49,147
Income taxes payable	8,538	—	8,538
Deferred revenues	19,544	—	19,544

Total current liabilities	147,515	378	147,893
Deferred tax liabilities, net of current portion	1,579	—	1,579
Other long-term liabilities	19,628	10,621	30,249

Total liabilities	168,722	10,999	179,721

Commitments and contingencies
Noncontrolling interest subject to put provisions	—	—	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at December 31, 2009	—	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 133,272,997 shares issued at December 31, 2009	1,333	—	1,333
Additional paid-in capital	582,334	—	582,334
Treasury stock, at cost, 444,418 shares at December 31, 2009	(2,316)	—	(2,316)
Accumulated other comprehensive loss	(12,421)	—	(12,421)
Retained earnings	(152,763)	(7,131)	(159,894)

Total Sapient Corporation stockholders’ equity	416,167	(7,131)	409,036

Total liabilities and stockholders’ equity	$584,889	$3,868	$588,757

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(22)	Subsequent Events

On February 5, 2014, the Company acquired 100% of the outstanding equity of OnPoint Consulting, Inc. (“OnPoint”), a technology consulting firm providing enterprise systems and infrastructure services to Federal government customers based in Arlington, Virginia. The Company acquired OnPoint to expand its portfolio of government clients and contracts for application development cyber-security services and IT infrastructure services. This transaction will be accounted for as a business combination using the acquisition method. The Company made an initial cash payment of $12.5 million upon closing. Due to the timing of this acquisition, certain disclosures, including the preliminary allocation of the purchase price, have been omitted from this Annual Report on Form 10-K because the initial accounting for the business combination was incomplete as of the filing date.

(23)	Quarterly Financial Results (Unaudited)

As discussed further in Note 21, Restatement, the Company has restated its consolidated financial statements for the years ended December 31, 2012 and 2011 and its unaudited quarterly financial information for each of the quarters in the year ended December 31, 2012 and for the first three quarters in the year ended December 31, 2013 (collectively, the “Restated Periods”).

The quarterly financial results presented in the tables below reflect the impacts of the restatement adjustments of all restated periods. The quarterly operating results are not necessarily indicative of future results of operations.

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present quarterly financial data for the year ended December 31, 2013:

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	As Restated	As Restated	As Restated
	(In thousands, except per share amounts)
Revenues:
Service revenues	$292,638	$314,334	$323,793	$328,653
Reimbursable expenses	10,345	12,273	11,087	12,109

Total gross revenues	302,983	326,607	334,880	340,762
Operating expenses:
Project personnel expenses	207,423	212,213	219,654	216,463
Reimbursable expenses	10,345	12,273	11,087	12,109

Total project personnel expenses and reimbursable expenses	217,768	224,486	230,741	228,572
Selling and marketing expenses	11,749	12,953	11,926	13,939
General and administrative expenses	54,179	53,696	52,313	55,878
Restructuring and other related charges	2,014	(31)	(28)	15
Amortization of purchased intangible assets	3,657	3,263	3,007	2,883
Acquisition costs and other related (benefits) charges	900	(1,284)	(1,268)	1,480
Impairment of intangible asset	1,494	—	596	—

Total operating expenses	291,761	293,083	297,287	302,767

Income from operations	11,222	33,524	37,593	37,995
Interest and other income, net	872	1,200	1,341	1,477

Income before income taxes	12,094	34,724	38,934	39,472
Provision for income taxes	6,225	11,972	12,677	16,806

Net income	5,869	22,752	26,257	22,666
Less: Net loss attributable to noncontrolling interest	(46)	(41)	(88)	(8)

Net income attributable to stockholders of Sapient Corporation	$5,915	$22,793	$26,345	$22,674

Basic net income per share attributable to stockholders of Sapient Corporation	$0.04	$0.16	$0.19	$0.16

Diluted net income per share attributable to stockholders of Sapient Corporation	$0.04	$0.16	$0.19	$0.16

Weighted average common shares	137,425	138,791	139,959	140,217
Weighted average dilutive common share equivalents	4,781	4,110	2,302	2,870

Weighted average common shares and dilutive common share equivalents	142,206	142,901	142,261	143,087

SAPIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present quarterly financial data for the year ended December 31, 2012:

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	As Restated	As Restated	As Restated	As Restated
	(In thousands, except per share amounts)
Revenues:
Service revenues	$260,379	$278,989	$288,467	$293,175
Reimbursable expenses	8,783	10,106	10,801	10,848

Total gross revenues	269,162	289,095	299,268	304,023

Operating expenses:
Project personnel expenses	185,183	193,995	195,956	196,864
Reimbursable expenses	8,783	10,106	10,801	10,848

Total project personnel expenses and reimbursable expenses	193,966	204,101	206,757	207,712
Selling and marketing expenses	10,695	11,230	11,221	11,515
General and administrative expenses	46,748	48,278	46,687	50,817
Restructuring and other related charges	(76)	(14)	(19)	503
Amortization of purchased intangible assets	2,622	2,745	2,744	2,941
Acquisition costs and other related charges	1,125	468	1,121	1,640

Total operating expenses	255,080	266,808	268,511	275,128

Income from operations	14,082	22,287	30,757	28,895
Interest and other income, net	1,822	1,079	812	871

Income before income taxes	15,904	23,366	31,569	29,766
Provision for income taxes	8,192	10,296	11,505	11,793

Net income attributable to stockholders of Sapient Corporation	$7,712	$13,070	$20,064	$17,973

Basic net income per share attributable to stockholders of Sapient Corporation	$0.06	$0.09	$0.15	$0.13

Diluted net income per share attributable to stockholders of Sapient Corporation	$0.05	$0.09	$0.14	$0.13

Weighted average common shares	139,458	139,310	136,883	137,128
Weighted average dilutive common share equivalents	4,458	4,202	3,275	3,749

Weighted average common shares and dilutive common share equivalents	143,916	143,512	140,158	140,877

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Management has conducted an evaluation, under the supervision of, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2013 were not effective as a result of a material weakness in internal control over financial reporting related to the accounting for certain tax liabilities resulting from the movement of our employees globally. Disclosure controls and procedures are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision of, and with the participation of, management, including the CEO and CFO, an evaluation was performed, as of December 31, 2013, of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We did not maintain effective controls over certain tax liabilities in connection with the movement of our employees globally resulting from (i) previously unrecognized permanent establishments in foreign tax jurisdictions, and (ii) not properly reporting, withholding, and remitting the appropriate amount of employment related tax from certain taxable benefits provided to some employees on foreign long-term assignments. Specifically, the Company’s controls were not properly designed to (i) monitor the extent of travel performed by international workers for purposes of identifying permanent establishment; (ii) monitor the activities conducted by international workers during their travel; and (iii) identify the complete population of international workers that could trigger permanent establishment in foreign countries. In addition, the Company’s controls were not properly designed to (i) capture some taxable benefits provided to certain employees on foreign long-term assignments; (ii) ensure reporting of the additional benefits as taxable benefits to these employees; and (iii) monitor changes in the Company’s international long-term assignment policies.

The aggregated impact of these control deficiencies resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2006 through December 31, 2012, and each of the quarters ended on March 31, June 30, and September 30, 2013. Additionally, these control deficiencies could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that the aggregation of these control deficiencies constitute a material weakness. Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on criteria in Internal Control-Integrated Framework (1992) issued by the COSO.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, which is set forth in Item 8.

Remediation of the Material Weakness

The Company has implemented a number of remediation steps to address the material weakness discussed above and to improve its internal controls. With respect to the control deficiency associated with the Company’s previously unrecognized permanent establishments in certain foreign jurisdictions in prior periods, the Company has (i) reorganized the reporting structure of the Company’s global people movement department under one leadership head; (ii) created a cross-functional team, which includes individuals from the global people movement, legal, tax, delivery, staffing, and finance departments, in order to identify ways to improve the tracking of international workers, assess the impact of regulatory changes in foreign jurisdictions, assess and identify ways to mitigate exposures in new legal jurisdictions, and understand current and future travel patterns of international workers to assess any potential additional exposures; (iii) implemented a new control to review on a regular basis projects staffed with international workers; (iv) enhanced the functionality of our systems to generate reports containing the cumulative number of hours worked by international workers, which are regularly reviewed by cross-functional teams to evaluate permanent establishment exposures; (v) designed a new tool to communicate tax-related mobility considerations to the staffing department, which will help support the Company’s compliance process. The following are planned to be implemented: (i) update the Company’s global people movement policies; (ii) continue to refine system generated reports used for better tracking of international workers; (iii) retain experienced external advisors for technical assistance; and (iv) implement the new tool to communicate tax-related mobility considerations to the staffing department.

With respect to the control deficiency associated with the Company not properly reporting, withholding and remitting the appropriate amount of employment related tax, the Company has (i) engaged and retained experienced external advisors to help advise the Company on technical requirements in each impacted jurisdiction; (ii) authorized the hiring of a leadership role to focus on enhancing our internal controls in the global people movement process relative to designing and implementing a combination of preventive and detective controls regarding the proper tracking and reporting of taxable employee benefits. The following are planned to be implemented: (i) implement policy, process and system changes to streamline efforts to gather and report all taxable benefits provided to international workers on long-term assignments; (ii) return international workers to their home countries as deemed appropriate; (iii) update travel policies to limit the total number of long-term travelers and associated costs.

The Company expects that the measures described above should remediate the material weakness identified and strengthen our internal control over financial reporting. Management is committed to improving the Company’s internal control processes. As the Company continues to evaluate and improve its internal control over global people movement, additional measures to address the material weakness or modifications to certain of the remediation procedures described above may be identified. The Company expects to complete the required remedial actions during 2014. We do not believe the costs of these remediation efforts will be material to the financial statements of the company, either individually or in aggregate.

Changes in Internal Control Over Financial Reporting

There were changes and improvements to our internal control over financial reporting as described above under “Remediation of the Material Weakness” that occurred during the three month period ended December 31, 2013. These changes have materially affected the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December  31, 2013, and is incorporated into this Annual Report on Form 10-K by reference.

Item 11.     Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2013, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2013, and is incorporated into this Annual Report on Form 10-K by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes, as of December 31, 2013, the number of securities issued under our equity compensation plans and the number of awards available for future issuance under these plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(1)(2)
Equity compensation plans approved by stockholders	7,336,055	$6.94	9,352,836
Equity compensation plans not approved by stockholders	—	—	—

Total	7,336,055	$6.94	9,352,836

(1)	7,579,236 of the shares listed in column (c) may be issued in the form of stock-based and other incentive awards, pursuant to the terms of our 2011 Incentive Plan, as amended. No shares of restricted stock are currently available for issuance under our other equity compensation plans.

(2)	Column (c) includes 1,773,600 shares that are available for issuance under our 2005 Employee Stock Purchase Plan as of December 31, 2013, should the Company decide to conduct additional offerings under the 2005 Employee Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2013, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this Item is set forth in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2013, and is incorporated into this Annual Report on Form 10-K by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

15(a)(1) Financial Statements

The Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are listed and indexed on page 61. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

15(a)(2) Consolidated Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts and Reserves is included on page 141 of this Annual Report on Form 10-K.

15(a)(3) Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index on page 142 of this Annual Report on Form 10-K. The Company has identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAPIENT CORPORATION

By:	/S/ ALAN J. HERRICK
Alan J. Herrick Co-Chairman of the Board of Directors, President and Chief Executive Officer

Dated: March 18, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/S/ ALAN J. HERRICK Alan J. Herrick	Co-Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 18, 2014

/S/ JOSEPH S. TIBBETTS, JR. Joseph S. Tibbetts, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2014

/S/ JAMES M. BENSON James M. Benson	Director	March 18, 2014

/S/ HERMANN BUERGER Hermann Buerger	Director	March 18, 2014

/S/ JERRY A. GREENBERG Jerry A. Greenberg	Co-Chairman of the Board of Directors	March 18, 2014

/S/ SILVIA LAGNADO Silvia Lagnado	Director	March 18, 2014

/S/ J. STUART MOORE J. Stuart Moore	Director	March 18, 2014

/S/ ROBERT L. ROSEN Robert L. Rosen	Director	March 18, 2014

/S/ EVA M. SAGE-GAVIN Eva M. Sage-Gavin	Director	March 18, 2014

/S/ ASHOK SHAH Ashok Shah	Director	March 18, 2014

Signature	Title	Date

/S/ VIJAY SINGAL Vijay Singal	Director	March 18, 2014

/S/ CURTIS R. WELLING Curtis R. Welling	Director	March 18, 2014

SAPIENT CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2013, 2012 and 2011

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charge (Benefit) to Expense	Recoveries	Write-Offs	Balance at End of Year
	(in thousands)
Year ended December 31, 2011 (As Restated)	$91	$36	$(33)	$(8)	$86
Year ended December 31, 2012 (As Restated)	$86	$—	$—	$(86)	$—
Year ended December 31, 2013	$—	$—	$—	$—	$—

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement dated as of August 6, 2008, among Sapient Limited, Sapient Corporation and the persons listed on Schedule I thereto(1)

3.1	Second Amended and Restated Certificate of Incorporation(2)

3.2	Amended and Restated Bylaws(3)

4.1	Specimen Certificate for Shares of Common Stock, $.01 par value, of the Company(4)

10.1†	1996 Equity Stock Incentive Plan(4)

10.2†	1998 Stock Incentive Plan(5)

10.3†	Amendment to 1998 Stock Incentive Plan(6)

10.4†	2001 Stock Option Plan(7)

10.5†	Global Performance Bonus Plan(8)

10.6†	Joseph S. Tibbetts, Jr. Restricted Stock Units Agreement(9)

10.7†	J. Stuart Moore Separation Agreement(10)

10.8†	Joseph S. Tibbetts, Jr. Offer Letter(10)

10.9†	First Amendment to Joseph S. Tibbetts, Jr. Offer Letter(8)

10.10†	Second Amendment to Joseph S. Tibbetts, Jr. Offer Letter(8)

10.11†	Alan M. Wexler Severance Agreement(10)

10.12†	Clarifying Letter to Alan M. Wexler Severance Agreement(8)

10.13†	Alan J. Herrick Employment Agreement(6)

10.14†	Amendment to Alan J. Herrick Employment Agreement(11)

10.15†	Change in Control Severance Agreement — Alan J. Herrick(12)

10.16†	Change in Control Severance Agreement — Joseph S. Tibbetts, Jr.(12)

10.17†	Change in Control Severance Agreement — Alan Wexler(12)

10.18†	Change in Control Severance Agreement — Harry B. Register III(12)

10.19†	Change in Control Severance Agreement — Dr. Christian Oversohl(12)

10.20†*	Change in Control Severance Agreement — Joseph LaSala, Jr.

10.21†	Alan J. Herrick Restricted Stock Units Agreement(13)

10.22†	Amendment to 1998 Stock Incentive Plan(13)

10.23†	Form of Restricted Stock Units Agreement for Initial Grant to re-elected Board members(13)

10.24†	Form of Restricted Stock Units Agreement for Initial Grant to newly appointed Board members(13)

10.25†	Employment Agreement between Sapient GmbH and Dr. Christian Oversohl(14)

Exhibit Number	Description

10.26†	Form of Global Restricted Stock Unit Agreement(15)

10.27†	2011 Incentive Plan(16)

10.28†	Employment Agreement between Sapient Consulting (Singapore) Private Limited and Dr. Christian Oversohl(17)

10.29†	Supplemental Agreement to Employment Agreement between Sapient GmbH and Dr. Christian Oversohl(17)

21.1*	List of Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

    * Exhibits filed herewith.

    † Management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Form 8-K filed August 7, 2008 (File No. 000-28074).

(2)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended September 30, 2004 (File No. 000-28074).

(3)	Incorporated herein by reference to the Company’s Form 8-K filed October 29, 2012 (File No. 000-28074).

(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-12671).

(5)	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-28074).

(6)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended September 30, 2007 (File No. 000-28074).

(7)	Incorporated herein by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders (File No. 000-28074).

(8)	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2012 (File No. 000-28074).

(9)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended June 30, 2007 (File No. 000-28074).

(10)	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-28074).

(11)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 000-28074).

(12)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended March 31, 2010 (File No. 000-28074).

(13)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended June 30, 2010 (File No. 000-28074).

(14)	Incorporated herein by reference to the Company’s Form 8-K filed September 2, 2010 (File No. 000-28074).

(15)	Incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2011 (File No. 000-28074).

(16)	Incorporated herein by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders (File No. 000-28074).

(17)	Incorporated herein by reference to the Company’s Form 10-Q for the period ended September 30, 2012 (File No. 000-28074).