Form 10-Q
period 2014-03-31
SAPIENT CORP
filed 2014-05-07
CIK 1008817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2014
Common Stock, $0.01 par value per share	141,762,927

SAPIENT CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included in this Quarterly Report on Form 10-Q, including those related to our cash and liquidity resources, our cash outlays, our capital expenditures relating to restructuring, future dividend payments, investing activities, and repurchases of our common stock, the nature of our unbilled revenues, our tax estimates and deferred tax amounts, the outcome of tax audits, the effects of restructuring certain subsidiaries, our accrual of contingent liabilities, the impact of acquisitions and acquisition costs, our compensation expense, the ability of our insurance to cover our indemnification arrangements and our fair value estimates of such arrangements, the effects of changes in interest rates and currency exchange rate fluctuations, the impact of new accounting pronouncements, our cash outlays, the temporary nature of certain impairments, our assumptions underlying certain impairment reviews, our revenue recognition, anticipated revenue from our services, including traditional IT consulting services, anticipated client contractual demands, our ability to meet working capital and capital expenditure requirements, investing activities, stock repurchases and expected cash outlays, the outcome of litigation, our Global Distributed Delivery model results, benefits of our relationships and strategic alliances, the alignment of our sales professionals, our employee relationships, our competition and our principal competitive factors, our ability to estimate required resources for client arrangements, our technology platforms, our reinvestment of unremitted earnings and our plans regarding whether or not to repatriate overseas funds, our expectations regarding fixed-price contracts and lease extensions, the anticipated impact of cross-border mobility and the movement of employees globally, and the impact and timing of our internal controls remediation, as well as any statement other than statements of historical facts are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part II, Item 1A, Risk Factors, and elsewhere in this Quarterly Report on Form 10-Q. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Quarterly Report on Form 10-Q was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated and Condensed Financial Statements
SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$269,292	$337,630
Marketable securities	6,169	5,870
Restricted cash, current portion	406	69
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2014 and December 31, 2013	191,200	184,174
Unbilled revenues	114,198	85,436
Prepaid expenses and other current assets	67,620	54,516
Total current assets	648,885	667,695
Restricted cash, net of current portion	1,677	2,019
Property and equipment, net	90,951	85,898
Purchased intangible assets, net	32,081	27,508
Goodwill	151,303	149,142
Other assets	24,270	18,386
Total assets	$949,167	$950,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,047	$30,410
Accrued expenses	73,448	65,348
Accrued compensation	75,443	99,004
Income taxes payable	647	18,439
Deferred revenues	25,333	29,866
Total current liabilities	206,918	243,067
Other long-term liabilities	127,727	117,568
Total liabilities	334,645	360,635
Commitments and contingencies (Note 6)
Noncontrolling interest subject to put provisions (Note 8)	767	784
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 144,558,347 and 144,484,051 shares issued, and 140,432,647 and 140,368,351 shares outstanding at March 31, 2014 and December 31, 2013, respectively	1,446	1,445
Additional paid-in capital	594,110	586,673
Treasury stock, at cost, 4,125,700 shares at March 31, 2014 and at December 31, 2013	(43,756)	(43,756)
Accumulated other comprehensive loss	(33,088)	(36,551)
Retained earnings	95,043	81,418
Total Sapient Corporation stockholders’ equity	613,755	589,229
Total liabilities and stockholders’ equity	$949,167	$950,648
The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
		As Restated
Revenues:
Service revenues	$341,541	$292,638
Reimbursable expenses	11,635	10,345
Total gross revenues	353,176	302,983
Operating expenses:
Project personnel expenses	244,569	207,423
Reimbursable expenses	11,635	10,345
Total project personnel expenses and reimbursable expenses	256,204	217,768
Selling and marketing expenses	15,585	11,749
General and administrative expenses	57,957	54,179
Restructuring and other related (benefits) charges	(7)	2,014
Amortization of purchased intangible assets	3,219	3,657
Acquisition costs and other related charges	382	900
Impairment of intangible asset	—	1,494
Total operating expenses	333,340	291,761
Income from operations	19,836	11,222
Interest income	1,956	1,506
Interest expense	(667)	(694)
Other income, net	369	60
Income before income taxes	21,494	12,094
Provision for income taxes	7,905	6,225
Net income	13,589	5,869
Less: Net loss attributable to noncontrolling interest	(36)	(46)
Net income attributable to stockholders of Sapient Corporation	$13,625	$5,915
Basic net income per share attributable to stockholders of Sapient Corporation	$0.10	$0.04
Diluted net income per share attributable to stockholders of Sapient Corporation	$0.09	$0.04
Weighted average common shares	140,411	137,425
Weighted average dilutive common share equivalents	3,102	4,781
Weighted average common shares and dilutive common share equivalents	143,513	142,206

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
		As Restated
Net income	$13,589	$5,869
Other comprehensive income (loss):
Foreign currency translation adjustments	3,440	(6,509)
Net unrealized gain on available-for-sale investments, net of taxes	23	4
Other comprehensive income (loss)	3,463	(6,505)
Total comprehensive income (loss)	17,052	(636)
Comprehensive loss attributable to noncontrolling interest	(17)	(36)
Comprehensive income (loss) attributable to stockholders of Sapient Corporation	$17,069	$(600)
 The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
		As Restated
Cash flows from operating activities:
Net income	$13,589	$5,869
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	(1,555)	(1,877)
Unrealized gain on financial instruments	(387)	(274)
(Gain) loss recognized on disposition of fixed assets	(38)	762
Realized gain on investments	(98)	—
Depreciation expense	7,139	7,015
Amortization of purchased intangible assets	3,219	3,657
Impairment of intangible asset	—	1,494
Stock-based compensation expense	7,967	7,156
Excess tax benefits from exercise and release of stock-based awards	(158)	(463)
Non-cash restructuring charges	—	146
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(1,324)	9,981
Unbilled revenues	(28,560)	(18,359)
Prepaid expenses and other current assets	(12,057)	(3,114)
Other assets	(135)	127
Accounts payable	1,035	(350)
Accrued compensation	(26,262)	(23,463)
Deferred revenues	(4,560)	(360)
Accrued expenses	7,886	(865)
Income taxes payable	(17,627)	1,724
Other long-term liabilities	9,398	1,787
Net cash used in operating activities	(42,528)	(9,407)
Cash flows from investing activities:
Purchases of property and equipment and cost of internally developed software	(10,662)	(6,396)
Proceeds from sale of property and equipment	27	—
Cash paid for acquisitions of businesses, net of cash acquired	(12,500)	(4,948)
Purchases of marketable securities classified as available-for-sale	—	(100)
Acquisition of cost method investment	(5,526)	(200)
Cash (paid) received on financial instruments, net	(58)	177
Change in restricted cash balances	5	2,029
Net cash used in investing activities	(28,714)	(9,438)
Cash flows from financing activities:
Excess tax benefits from exercise and release of stock-based awards	158	463
Proceeds from issuance of common stock under stock plans	76	1,029
Net cash provided by financing activities	234	1,492
Effect of exchange rate changes on cash and cash equivalents	2,670	(2,635)
Net decrease in cash and cash equivalents	(68,338)	(19,988)
Cash and cash equivalents at beginning of period	337,630	234,038
Cash and cash equivalents at end of period	$269,292	$214,050
Supplemental cash flow information:
Non-cash investing transactions:
Purchases of property and equipment for which cash had not been paid as of period end	$2,155	$3,768
Settlement of acquisition-related contingent consideration through releases from escrow	$—	$5,797
The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Certain items for the three months ended March 31, 2013 and as of the year ended December 31, 2013 have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
The consolidated financial statements include the accounts of the Company and its wholly-owned and controlled subsidiaries. All intercompany transactions have been eliminated in consolidation.
The results of operations of acquired companies have been included in the Company’s consolidated financial statements as of the respective acquisition dates, as described further in Note 2, Business Acquisitions.
Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Sapient,” “the Company,” “we,” “us” or “our” refer to Sapient Corporation and its consolidated subsidiaries.
Restatement of Prior Period Financial Statements
As disclosed previously in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, the Company restated its audited consolidated financial statements as of and for the years ended December 31, 2012 and 2011 and its unaudited quarterly financial information for each of the quarters in the year ended December 31, 2012 and for the first three quarters in the year ended December 31, 2013. The Company has reflected herein its restated unaudited quarterly consolidated and condensed financial information as of and for the quarter ended March 31, 2013.
For further information regarding the Company's restatement, see Note 15, Restatement.
(2) Business Acquisitions
2014 Acquisition
OnPoint Consulting, Inc. ("OnPoint")
On February 5, 2014, the Company acquired 100% of the outstanding equity of OnPoint Consulting, Inc. (“OnPoint”), a technology consulting firm based in Arlington, Virginia, which provides enterprise systems and infrastructure services to federal government customers. The Company acquired OnPoint to expand its portfolio of government clients and contracts for application development cyber-security services and IT infrastructure services.
The acquisition date fair value, net of cash acquired, was $12.8 million for the purchase of 100% of OnPoint’s common stock. This total consisted of $12.5 million in cash paid upon closing (net of cash acquired). Of the cash amount paid, $0.8 million was placed into escrow, of which $0.3 million serves as security for any claims made by the Company under the terms of the escrow agreement between the Company and the former owners of OnPoint. The remaining amounts deposited into escrow are related to net working capital adjustments.
Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The preliminary fair value of goodwill, intangible assets and net assets acquired were approximately $1.7 million, $7.8 million, and $3.3 million, respectively. These amounts are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates primarily with respect to working capital.

The Company believes the amount of goodwill is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset). All of the goodwill was allocated to the Company’s Sapient Government Services reportable segment. The following table presents the estimated fair values (in thousands) and useful lives of intangible assets acquired:

	Amount	Weighted Average Useful Life
		(in years)
Backlog	$5,290	7
Customer relationships	2,260	7
Tradename	230	2
Identifiable intangible assets	$7,780
The useful lives of these intangible assets were based upon the patterns in which the economic benefits related to such assets are expected to be realized, and the intangible assets will be amortized on a basis reflecting those economic patterns. OnPoint's acquired goodwill and intangible assets will be deductible for tax purposes.
Service revenues and net losses for OnPoint during the quarter ended March 31, 2014 were $4.2 million and $1.1 million, respectively. Proforma results of operations have not been included as the acquisition of OnPoint was not material to the Company's operations for any periods presented.
Prior Year Acquisitions
"la comunidad" CORPORATION and La Comunidad S.A.
On December 30, 2013, the Company acquired 100% of the outstanding equity of "la comunidad" CORPORATION and La Comunidad S.A. (together, "La Comunidad"), an independent multicultural creative agency based in Miami, Florida and Buenos Aires, Argentina. The Company acquired La Comunidad to leverage the growing importance of multicultural marketing in expanding Sapient's combination of brand and creative service offerings to its clients.
The acquisition date fair value, net of cash acquired, was $21.0 million for the purchase of 100% of La Comunidad’s common stock. This total consisted of $9.7 million in cash (net of cash acquired), stock-based awards with an estimated fair value of $2.0 million and contingent consideration with estimated fair value of $9.3 million. Of the stock-based awards, $1.5 million was not issued at the time of acquisition (determined fair value of $1.0 million), of which $1.0 million serves as security for any claims made by the Company, and $0.5 million is related to final working capital adjustments. Of the cash amount, $0.3 million remains a liability of the Company and will settle with the final working capital adjustments.
Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The fair value of goodwill, intangible assets and net assets were approximately $13.8 million, $6.1 million, and $1.1 million, respectively. These amounts are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates primarily with respect to certain components of working capital and deferred income taxes.
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
The former owners of La Comunidad are also eligible to receive additional consideration of up to $24.0 million, which is contingent on the fulfillment of certain financial and other performance conditions during the years ending December 31, 2014 through December 31, 2017. If such conditions are achieved, the consideration is payable under certain circumstances in cash or a combination of cash and common stock. Using a discounted cash flow method, the Company recorded an estimated liability of $9.3 million as of the acquisition date and $9.7 million as of March 31, 2014. The Company will continue to assess the probability that the conditions will be fulfilled, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. During the quarter ended March 31, 2014, the Company recorded an expense of $0.2 million relating to the remeasurement of the fair value of the contingent liability. This amount is included in "Acquisition costs and other related charges" in the Company's unaudited consolidated and condensed statements of operations.

iThink Comunicação e Publicidade Ltda.
On January 16, 2013, the Company acquired 81% of the outstanding securities of iThink Comunicação e Publicidade Ltda. (“iThink”), an independent digital agency based in São Paulo, Brazil. The Company acquired iThink to expand Sapient’s combination of brand, digital and commerce service offerings to global clients in Latin America.
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
The former owners of iThink are eligible to receive additional cash consideration of up to $11.7 million, which is contingent on the fulfillment of certain financial conditions during the three years ending December 31, 2015. Using a discounted cash flow method, the Company recorded an estimated contingent consideration liability of $0.7 million as of the acquisition date, and zero as of March 31, 2014. The Company will continue to assess the probability that the conditions will be fulfilled and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. During the three months ended March 31, 2014, the Company recorded a benefit of less than $0.1 million, relating to the remeasurement of the fair value of the contingent liability. This amount is included in "Acquisition costs and other related charges" in the Company's unaudited consolidated and condensed statements of operations. The contingent consideration liability is denominated in a foreign currency and, therefore, its value as reported in U.S. dollars on the Company’s consolidated balance sheet may also change from period to period due to currency exchange rate fluctuations.
The Company has the right (but not the obligation) to purchase the remaining noncontrolling interest in iThink at certain times and under certain circumstances (the “Call Option”) as defined by the terms of the purchase agreement. With respect to any of the remaining equity interests in iThink for which the Company does not exercise its purchase option, the owners of the noncontrolling interest in iThink have the right (but not the obligation) to sell their equity interests to the Company (the “Put Option”). The Call Option and Put Option may only be exercised for a period of 30 days following specific circumstances. The Call Option and Put Option are embedded features of the noncontrolling interest and are not freestanding financial instruments. Due to the presence of the Put Option, the noncontrolling interest in iThink is classified as temporary equity, between liabilities and permanent equity, in the Company’s consolidated balance sheets. The noncontrolling interest was initially recorded at fair value and is subsequently adjusted at each reporting period for comprehensive income (loss) of the subsidiary attributed to the noncontrolling interest, dividends paid to the noncontrolling interest, and changes in the controlling entity’s ownership interest. During the three months ended December 31, 2013, the Company made additional capital contributions and exercised its Call Option on certain a portion of the remaining noncontrolling interests, which increased Company's ownership from 81% to 84% of the outstanding securities of iThink.
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
The former members of (m)Phasize are also eligible to receive additional consideration of up to $12.8 million, which is contingent on the fulfillment of certain financial conditions during the year ended December 31, 2013 and the year ending December 31, 2014. If such conditions are achieved, the consideration is payable under certain circumstances in cash or a combination of cash and common stock. Using a discounted cash flow method, the Company recorded an estimated liability of $6.1 million as of the acquisition date and $10.1 million as of March 31, 2014. The Company will continue to assess the probability that the conditions will be fulfilled, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. During the three months ended March 31, 2014, the Company recorded an expense of $2.7 million relating to the remeasurement of the fair value of the contingent liability. This amount is included in “Acquisition costs and other related charges” in the Company’s unaudited consolidated and condensed statements of operations.
Second Story Inc.
On November 1, 2012, the Company acquired Second Story Inc. (“Second Story”), an interactive studio operating in the United States. The Company acquired Second Story to strengthen the Company’s ability to craft physical and digital experiences from web and mobile to in-store and in-venue.
The acquisition date fair value, net of cash acquired, was $9.9 million for the purchase of 100% of Second Story’s outstanding shares. This total consisted of $6.0 million in cash, restricted stock with an estimated fair value of $2.1 million, and deferred stock consideration with an estimated fair value of $1.8 million. Of the cash amount, $0.9 million was placed into escrow; $0.5 million served as security for any claims made by the Company under the terms of an escrow agreement between the Company and the former owners of Second Story, and $0.4 million was related to final working capital adjustments. These escrow amounts were released to the former owners of Second Story during the three-months ended March 31, 2013. As of March 31, 2014, the fair value of the deferred stock consideration was $1.6 million.
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
The acquisition date fair value, net of cash acquired, was $45.2 million for the purchase of 100% of DAD’s outstanding shares. The $45.2 million consisted of $29.5 million in cash and deferred contingent consideration with an estimated fair value of $15.7 million. Of the cash amount, $9.8 million was placed into escrow to serve as security for any claims made by the Company under the terms of an escrow agreement between the Company and the former owners of DAD. The escrow amount may also be utilized for the potential settlement of a portion of the deferred contingent consideration.
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
The former shareholders of DAD are also eligible to receive additional consideration of up to $21.9 million, which is contingent on the fulfillment of certain financial conditions within the period from July 1, 2011 to June 30, 2014. If such conditions are achieved, the consideration is payable under certain circumstances in cash, common stock or a combination of both. Using a discounted cash flow method, the Company recorded an estimated liability of $15.7 million as of the acquisition date and $4.1 million as of March 31, 2014. During the three months ended March 31, 2012, one of the financial conditions was achieved and as a result, $4.7 million of the escrow was released to the former shareholders of DAD during the three months ended June 30, 2012. At December 31, 2012, another of the financial conditions was achieved and as a result, $4.8 million of the escrow was released to the former shareholders of DAD during the three months ending March 31, 2013. The Company will continue to assess the probability that the remaining conditions will be fulfilled, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. During the three months ended March 31, 2014, the Company recorded a benefit of $2.8 million relating to remeasurement of the fair value of the contingent liability, which are included in “Acquisition costs and other related charges” in the

Company’s consolidated and condensed statements of operations. This liability is denominated in a foreign currency and therefore, its value as reported in U.S. dollars on the Company’s unaudited consolidated and condensed balance sheets may also change from period to period due to currency exchange rate fluctuations.
(3) Marketable Securities and Fair Value Disclosures
Marketable Securities
As of March 31, 2014 and December 31, 2013, all of the Company’s marketable securities were classified as available-for-sale and their estimated fair values were $6.2 million and $5.9 million, respectively.
The following table presents details of the Company’s marketable securities as of March 31, 2014 and December 31, 2013 (in thousands):

	Available-for-Sale Securities as of March 31, 2014				Available-for-Sale Securities as of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Mutual funds	$6,218	$1	$(50)	$6,169	$5,934	$—	$(64)	$5,870
Total	$6,218	$1	$(50)	$6,169	$5,934	$—	$(64)	$5,870
There were no other-than-temporary impairment losses recorded during the three months ended March 31, 2014 or 2013. Any other-than-temporary impairment losses on marketable securities would be recorded in “Other income, net” in the Company’s unaudited consolidated and condensed statements of operations.
Fair Value Disclosures
The Company records certain assets and liabilities at fair value. The following tables present the Company’s fair value hierarchy for its assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements at March 31, 2014 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Financial assets:
Bank time deposits	Cash and cash equivalents	$—	$85,805	$—	$85,805
Money market fund deposits	Cash and cash equivalents	14,248	—	—	14,248
Mutual funds	Marketable securities, current portion	6,169	—	—	6,169
Foreign exchange option contracts, net	Prepaid expenses and other current assets	—	351	—	351
Indemnification assets associated with acquisitions, current	Prepaid expenses and other current assets	—	—	317	317
Indemnification assets associated with acquisitions, noncurrent	Other assets	—	—	622	622
Total		$20,417	$86,156	$939	$107,512

		Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts	Accrued expenses	$—	$48	$—	$48
Contingent consideration liability associated with acquisitions, current	Accrued expenses	—	—	9,576	9,576
Contingent consideration liability associated with acquisitions, noncurrent	Other long-term liabilities	—	—	14,138	14,138
Total		$—	$48	$23,714	$23,762

		Fair Value Measurements at December 31, 2013 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Financial assets:
Bank time deposits	Cash and cash equivalents	$—	$79,662	$—	$79,662
Money market fund deposits	Cash and cash equivalents	14,154	—	—	14,154
Mutual funds	Marketable securities, current portion	5,870	—	—	5,870
Foreign exchange option contracts, net	Prepaid expenses and other current assets	—	129	—	129
Indemnification assets associated with acquisitions, current	Prepaid expenses and other current assets	—	—	304	304
Indemnification assets associated with acquisitions, noncurrent	Other assets	—	—	597	597
Total		$20,024	$79,791	$901	$100,716

		Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts	Accrued expenses	$—	$175	$—	$175
Contingent consideration liability associated with acquisitions, current	Accrued expenses	—	—	11,237	11,237
Contingent consideration liability associated with acquisitions, noncurrent	Other long-term liabilities	—	—	12,426	12,426
Total		$—	$175	$23,663	$23,838
The Company did not have any transfers of assets or liabilities between Level 1 and Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2014.
Level 1 assets consist of money market fund deposits and mutual funds that are traded in active markets with sufficient volume and frequency of transactions. The fair values of these assets were determined from quoted prices in active markets for identical assets.
Level 2 assets consist of bank time deposits, foreign exchange option contracts, and Level 2 liabilities consist of foreign exchange option contracts. The fair values of these assets and liabilities were determined from inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3 assets and liabilities include indemnification assets and contingent consideration liabilities, recorded as the result of acquisitions. The fair value of an acquired indemnification asset is affected most significantly by changes in the fair value of the subject of the indemnification and changes in the expected probabilities of collecting the asset amounts. The fair value of an acquisition-related contingent consideration liability is affected most significantly by changes in the estimated probabilities of the contingencies being achieved.
The following table presents a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis for the three months ended March 31, 2014 (in thousands):

	Level 3 Inputs
	Assets	Liabilities
Balance at December 31, 2013	$901	$23,663
Change in fair value of contingent consideration liability, included in acquisition costs and other related benefits	—	(124)
Change in fair value of acquired indemnification assets and contingent consideration liability, included in currency translation adjustments	38	61
Increase in fair value of contingent consideration liability, included in general and administrative expenses	—	114
Balance at March 31, 2014	$939	$23,714
The Company’s non-financial assets and liabilities, which include goodwill and long-lived assets held and used, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, the Company would evaluate the non-financial assets and liabilities for impairment. If an impairment was to occur, the asset or liability would be recorded at its estimated fair value. During the three months ended March 31, 2013, the Company recorded an impairment of its Nitro customer list intangible asset in the amount of $1.5 million. No impairment was recorded in the three months ended March 31, 2014. See Note 11, Goodwill and Purchased Intangible Assets, for additional information.
(4) Stock-Based Compensation
Project personnel expenses, selling and marketing expenses and general and administrative expenses presented in the accompanying unaudited consolidated and condensed statements of operations include the following stock-based compensation expense amounts (in thousands):

	Three Months Ended March 31,
	2014	2013
		As Restated
Project personnel expenses	$5,128	$4,407
Selling and marketing expenses	270	288
General and administrative expenses	2,569	2,461
Total stock-based compensation expense	$7,967	$7,156
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
During the second quarter of 2011, the Company granted an aggregate of 294,000 RSUs with service and performance conditions to six members of its leadership team. Any units which become eligible for vesting as a result of fulfillment of the performance conditions will vest only if the recipient remains continuously employed with the Company through the award vesting period. On April 1, 2014, the recipients fulfilled the service conditions and received 83,997, 69,848 and 87,268 units for the performance conditions partially achieved during the years ended December 31, 2013, 2012, and 2011, respectively.
The following table presents activity relating to stock options under all of the Company’s stock option plans during the three months ended March 31, 2014 (in thousands, except prices):

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2013	463	$6.55
Options exercised	(13)	$6.30
Options forfeited/canceled	(3)	$6.40
Outstanding as of March 31, 2014	447	$6.56
Outstanding, vested and exercisable as of March 31, 2014	447	$6.56
Aggregate intrinsic value of outstanding, vested and exercisable	$4,689
The aggregate intrinsic value of stock options exercised in the three months ended March 31, 2014 and 2013 was $0.1 million and $2.3 million, respectively, determined at the exercise date. As of March 31, 2014, all stock options outstanding were vested and exercisable. As of March 31, 2014, there was no remaining unrecognized compensation expense related to non-vested stock options.

The following table presents activity relating to RSUs during the three months ended March 31, 2014 (in thousands, except prices):

	Number of Shares Underlying Restricted Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2013	6,828	$6.97
Restricted units granted	144	$15.78
Restricted units vested	(78)	$16.73
Restricted units forfeited/canceled	(89)	$12.33
Unvested as of March 31, 2014	6,805	$6.97
Expected to vest as of March 31, 2014	6,407	$6.97
The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2014 and 2013 was $15.78 and $11.10 per RSU, respectively. The aggregate intrinsic value of RSUs vested during the three months ended March 31, 2014 and 2013 was $1.3 million and $2.3 million, respectively. As of March 31, 2014, the aggregate intrinsic value of non-vested RSUs, net of estimated forfeitures, was $109.3 million. As of March 31, 2014, unrecognized compensation expense related to non-vested RSUs was $49.2 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.3 years.
(5) Net Income Per Share
The following table presents the computation of basic and diluted net income per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
		As Restated
Net income attributable to stockholders of Sapient Corporation	$13,625	$5,915
Basic net income per share:
Weighted average common shares outstanding	140,411	137,425
Basic net income per share attributable to stockholders of Sapient Corporation	$0.10	$0.04
Diluted net income per share:
Weighted average common shares outstanding	140,411	137,425
Weighted average dilutive common share equivalents	3,102	4,781
Weighted average common shares and dilutive common share equivalents	143,513	142,206
Diluted net income per share attributable to stockholders of Sapient Corporation	$0.09	$0.04
Anti-dilutive options and share-based awards not included in the calculation	483	—
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
The Company accrues loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. As of March 31, 2014, the Company has recorded an accrual of $0.3 million for loss contingencies, which represents the minimum amount of the probable range between $0.3 million and $5.8 million, related to all probable losses where a reasonable estimate could be made. This range includes a potential liability associated with non-income tax matters in certain of the Company’s foreign jurisdictions.
The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible, but not probable. As of March 31, 2014, the Company does not have any reasonably possible losses for which an estimate can be made. Although the Company intends to defend these matters vigorously, the ultimate outcome of these matters is uncertain. However, the Company does not expect the potential losses, if any, to have a material adverse impact on its operating results, cash flows, or financial condition.
(7) Income Taxes
For the three months ended March 31, 2014, the Company recorded income tax provisions of $7.9 million, compared to $6.2 million for the three months ended March 31, 2013. Income tax is related to federal, state, and foreign tax obligations. The increase in tax expense was primarily related to the increase in profit before taxes, partially offset by jurisdictional mix.
For the three months ended March 31, 2014, the Company’s effective tax rate varied from the statutory tax rate primarily due to state income taxes, the tax rate differential attributable to income earned by the Company’s foreign subsidiaries and the related mix of jurisdictional profits, and changes in uncertain tax positions.
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
Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2014, a valuation allowance is maintained against its U.S. deferred tax assets associated with certain capital loss and state tax net operating loss carryforwards. The Company continues to believe that the remainder of its U.S. deferred tax assets and the deferred tax assets of its foreign subsidiaries will be realized under the more likely than not standard, and therefore, no valuation allowance has been recorded against these assets.
The Company had gross unrecognized tax benefits, including interest and penalties, of $32.8 million as of March 31, 2014 and $30.8 million as of December 31, 2013. The amounts of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate were $31.7 million and $29.7 million as of March 31, 2014 and December 31, 2013, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2014 and December 31, 2013, accrued interest and penalties were $4.9 million and $4.2 million, respectively.
The Company conducts business globally, and as a result, the Company and its subsidiaries file income tax returns in the U.S. federal and state jurisdictions as well as various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Germany, India, Switzerland, the United Kingdom and the United States. The Company is currently under examination in the United States for the fiscal years ended December 31, 2010, 2011, and 2012, and in India for the fiscal years ended March 31, 2008, 2009, and 2010. The statute of limitations in the Company’s other tax jurisdictions remain open for various periods between 2006 and the present. However, carryforward attributes from prior closed years may still be adjusted upon examination by tax authorities if they are used in open periods.
Although the Company believes its tax estimates are appropriate, the final determination of tax audits and proceedings could result in favorable or unfavorable changes in its estimates. The Company anticipates the settlement of tax audits and proceedings, as well as the expiration of relevant statutes of limitations in the next twelve months could result in a decrease in its gross unrecognized tax benefits, including interest and penalties, of between $2.0 million and $3.5 million.

(8) Noncontrolling Interest Subject to Put Provisions
The Company has potential obligations to purchase the noncontrolling interests held by third parties in connection with its acquisition of iThink. See Note 2, Business Acquisitions. These obligations are in the form of put provisions that are exercisable at the third-party owners' discretion, within the specified period, as outlined in the iThink purchase and sale agreement. If these put provisions are exercised by the third parties within the specified period, the Company will be required to purchase all of the third-party owners' noncontrolling interests at a determined put price as outlined in the iThink purchase and sale agreement, which is based on a specified factor multiplied by the average quarterly EBITDA achieved in the 12 quarters subsequent to the acquisition date. The put provisions are not exercisable until after the fiscal year ending December 31, 2015.
The acquisition date fair value of the noncontrolling interest was derived by extrapolating the fair value of the noncontrolling interest ownership based on the consideration transferred for the controlling interest in connection with the acquisition of the majority interest of iThink, net of a discount factor, to take into account the noncontrolling interest’s lack of marketability.
During the three months ended December 31, 2013, the Company made additional capital contributions and exercised its Call Option on certain remaining noncontrolling interests which increased the Company's ownership from 81% to 84% of the outstanding securities of iThink.
As of March 31, 2014, the Company's potential obligations under these put options were approximately $0.8 million, of which none were exercisable.
The following table presents a roll forward of the noncontrolling interest subject to put provisions the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
		As Restated
Beginning balance	$784	$—
Acquisitions during the period	—	1,205
Net loss	(36)	(46)
Other comprehensive income	19	10
Ending balance	$767	$1,169

(9) Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance. The Company's CODM is its Chief Executive Officer.

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

The CODM evaluates performance based upon each segment's operating income, which is defined as income before allocations of certain marketing and general and administrative expenses, including costs associated with its restructuring events. These charges are excluded from evaluation of performance because these activities and costs generally impact areas that support the segments and, therefore, are managed separately. Management does not allocate amortization of purchased intangible assets, acquisition costs, stock-based compensation expense, or interest and other income to the segments for the review of results by the CODM. Asset information by segment is not reported to or reviewed by the CODM, and therefore, the Company has not disclosed asset information for the segments.
The following tables present the service revenues and income from operations attributable to the Company’s reportable segments for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
		As Restated
Service Revenues:
SapientNitro	$227,784	$195,846
Sapient Global Markets	93,789	83,056
Sapient Government Services	19,968	13,736
Total service revenues	$341,541	$292,638
Income Before Income Taxes:
SapientNitro	$68,764	$55,724
Sapient Global Markets	27,078	24,013
Sapient Government Services	3,714	3,890
Total reportable segments operating income (1)	99,556	83,627
Less: reconciling items (2)	(78,062)	(71,533)
Total income before income taxes	$21,494	$12,094

(1)
Segment operating income does not represent the total operating results for each business unit, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments. Segment operating income reflects restructuring charges allocated to the SapientNitro and Sapient Global Markets reportable segments consisting of $1.3 million and $0.4 million, respectively, for the three months ended March 31, 2013, and no allocation for the three months ended March 31, 2014.

(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Three Months Ended March 31,
	2014	2013
		As Restated
Centrally managed functions	$65,344	$58,901
Stock-based compensation expense	7,967	7,156
Restructuring and other related (benefits) charges	(7)	297
Amortization of purchased intangible assets	3,219	3,657
Acquisition costs and other related charges	382	900
Impairment of intangible asset	—	1,494
Other (3)	2,815	—
Interest and other income, net	(1,658)	(872)
Total reconciling items	$78,062	$71,533
(3) In the three months ended March 31, 2014, the Company incurred a $2.8 million one-time project personnel expense charge to reimburse employees for costs incurred as part of a restructuring of a global travel program. As this is unrelated to current operations, and neither comparable to prior periods nor predictive of future results.

(10) Geographic Data
The following tables present data for the geographic regions in which the Company operates (in thousands):

	Three Months Ended March 31,
	2014	2013
		As Restated
Service revenues (1):
United States	$210,073	$182,201
United Kingdom	54,158	24,754
Rest of International	77,310	85,683
Total service revenues	$341,541	$292,638

	March 31, 2014	December 31, 2013
Long-lived tangible assets (2):
India	$36,585	$35,094
United States	36,290	34,198
United Kingdom	9,198	8,670
Rest of International	8,878	7,936
Total long-lived tangible assets (3)	$90,951	$85,898

(1)	Allocation of service revenues to individual countries is based on the location of the Sapient legal entity that contracts with the client.

(2)	Allocation of long-lived tangible assets to individual countries is based on the location of the Sapient legal entity that has title to the assets.

(3)	Reflects net book value of the Company’s property and equipment.

(11) Goodwill and Purchased Intangible Assets
The following table presents the changes in goodwill allocated to the Company’s reportable segments during the three months ended March 31, 2014 (in thousands):

	SapientNitro	Sapient Global Markets	Sapient Government Services	Total
Goodwill as of December 31, 2013	$118,642	$30,500	$—	$149,142
Acquisitions during the period	—	—	1,708	1,708
Adjustments	(26)	—	—	(26)
Foreign currency exchange rate effect	351	128	—	479
Goodwill as of March 31, 2014	$118,967	$30,628	$1,708	$151,303
The following table summarizes purchased intangible assets as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists and customer relationships	$47,963	$(26,439)	$21,524	$45,569	$(24,520)	$21,049
Non-compete agreements	12,203	(11,031)	1,172	12,168	(10,513)	1,655
Intellectual property	5,764	(2,128)	3,636	5,765	(1,879)	3,886
Tradename	5,042	(4,153)	889	4,797	(3,879)	918
Backlog	5,290	(430)	4,860	—	—	—
Total purchased intangible assets	$76,262	$(44,181)	$32,081	$68,299	$(40,791)	$27,508
Amortization expense related to purchased intangible assets was $3.2 million and $3.7 million for the three months ended March 31, 2014 and 2013, respectively. Estimated future amortization expense as of March 31, 2014 is $9.0 million for the remainder of 2014, $8.8 million for 2015, $6.0 million for 2016, $4.4 million for 2017, $2.8 million for 2018, and $1.1 million thereafter.
During the three months ended March 31, 2013, the Company performed an impairment review of the customer list intangible asset obtained in its acquisition of Nitro in 2009. The impairment review was triggered by certain legacy Nitro customers having notified the Company of their intentions to cease or reduce purchases of the Company’s services. In the first step of the March 31, 2013 impairment review, the carrying value of the asset exceeded the undiscounted net cash flows expected to be generated by the asset, indicating that the carrying value was not recoverable. In the second step, an impairment amount of $1.5 million was determined as the amount by which the asset’s carrying amount exceeded its fair value, which was estimated using a discounted cash flow approach.
In estimating the undiscounted future net cash flows expected to be generated by this intangible asset, management considered the following factors: actual customer attrition rates since the acquisition date; expected future attrition rates; estimated undiscounted net cash flows generated by the intangible asset since the acquisition date; estimated undiscounted net cash flows expected to be generated by the intangible asset over its remaining expected useful life; and the expected remaining useful life of the intangible asset. In the course of these impairment reviews, the Company considered multiple future scenarios and the expected likelihood of those scenarios occurring, based on the information which was known to management at the times the reviews were performed. These impairment reviews involved the use of significant judgment by management, and different judgments could yield different results. The net book value of the Nitro customer list intangible asset was $0.3 million as of March 31, 2014.

(12) Foreign Currency Exposures and Derivative Instruments
Foreign Currency Transaction Exposure
Foreign currency transaction exposure is derived primarily from intercompany transactions of a short-term nature and transactions with clients or vendors in currencies other than the functional currency of the legal entity in which the transaction is recorded. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency at each reporting period using period-end exchange rates, and any resulting gain or loss as a result of currency fluctuations is recorded in “General and administrative expenses” in the Company’s unaudited consolidated and condensed statements of operations. Foreign currency transaction net losses of $0.4 million and $1.8 million were recorded in the three months ended March 31, 2014 and 2013, respectively.
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
Currently, the Company enters into 30-day average rate instruments covering rolling periods of up to four months, with the following notional amounts outstanding as of March 31, 2014:

•	1.5 billion Indian rupees (approximately $25.1 million);

•	5 million British pounds sterling (approximately $8.3 million); and

•	1.3 million euros (approximately $1.7 million).
Because these instruments are average rate option collars that are settled on a net basis with the counterparty banks, the Company has not recorded the gross underlying notional amounts in its unaudited consolidated and condensed balance sheets as of March 31, 2014 or December 31, 2013. Open option positions as of March 31, 2014 will settle in the three month period ending June 30, 2014. None of the Company’s derivative financial instruments qualified for hedge accounting.
The following table presents the fair values of the derivative liabilities recorded on the Company’s unaudited consolidated and condensed balance sheets as of March 31, 2014 and December 31, 2013 (in thousands):

		March 31,	December 31
Derivative Instrument	Balance Sheet Classification	2014	2013
Foreign exchange option contracts (asset)	Prepaid and other current assets	$351	$129
Foreign exchange option contracts (liability)	Accrued expenses	$48	$175

Realized and unrealized gains and losses on the Company’s foreign exchange option contracts are included in “General and administrative expenses” in the unaudited consolidated and condensed statements of operations. The following table presents the effect of net realized and unrealized gains and losses relating to the Company’s foreign exchange option contracts on its results of operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Unrealized loss (gain) on financial instruments		As Restated
Net realized (loss) gain on foreign exchange option contracts not designated as accounting hedges	$(58)	$177
Net unrealized gain on foreign exchange option contracts not designated as accounting hedges	387	274
Total	$329	$451
(13) Stockholders’ Equity
The Company uses the cost method to account for its treasury stock transactions. Shares of treasury stock are issued in connection with the Company’s stock option plans, restricted stock plans, employee stock purchase plan, and acquisitions using the average cost basis method. On May 9, 2012, the Board of Directors of the Company authorized a stock repurchase program of up to $100 million of the Company’s common stock within two years from the authorization date. Under the program, management of the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, the repurchases may be commenced or suspended at any time or from time to time, without prior notice. During the three months ended March 31, 2014, the Company did not repurchase any shares of its common stock. Through March 31, 2014, the Company had settled repurchases of 4,268,296 shares of its common stock under this program at an average price of $10.58 per share for an aggregate purchase price of $45.2 million, including transaction costs. As of March 31, 2014, $54.8 million remained available for repurchase under this program.
(14) Line of Credit
On July 11, 2012, Sapient International GmbH, a Switzerland subsidiary of the Company (the “Borrower”), entered into an uncommitted, multi-currency revolving credit facility (the “Facility”) with a bank. The Facility permits the Borrower to request advances for general working capital purposes, in U.S. dollars, British pounds sterling and euros, not to exceed an equivalent of $20 million U.S. dollars in the aggregate. For each advance, the Borrower requests a term of one, two, three or six months, or such other period to which the Borrower and the bank may agree. Each advance is due for repayment on the last day of the agreed-upon term, or upon demand by the bank or termination of the Facility. Each advance bears interest at an annualized rate equal to the London Interbank Offered Rate (“LIBOR”) benchmark rate in effect on the advance date and applicable to the relevant term plus 2.25%. Interest is payable every three months, or at the end of the relevant advance term if such term is less than three months. The Facility does not have a contractual term, but the bank may terminate the Facility at any time. The Facility does not include any financial covenants. Any obligations incurred by the Borrower under the Facility are guaranteed at all times by Sapient Corporation. As of May 6, 2014, the Borrower had not drawn any advances under the Facility.
(15) Restatement
As disclosed previously in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company restated its consolidated financial statements for the years ended December 31, 2012 and 2011 and its unaudited quarterly financial information for each of the quarters in the year ended December 31, 2012 and for the first three quarters in the year ended December 31, 2013, primarily to correct the manner in which the Company recorded certain tax liabilities resulting from the movement of employees globally.
As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company identified certain prior period errors which affected the interim and annual periods in the years ended December 31, 2006 through 2012. The prior period errors primarily relate to the Company’s unrecorded corporate income and employment tax liabilities resulting from cross-border mobility of employees into various countries in prior periods. More specifically, the Company concluded that during those prior periods several of its subsidiaries had created previously unrecognized permanent establishments in foreign tax jurisdictions as a result of employees working in those foreign countries, which triggered corporate income tax liabilities for those subsidiaries and individual-tax liabilities for some of those employees. The net expense recorded in the interim and annual periods in the years ended December 31, 2006 through December 31, 2012 amounted to $14.2 million.
Also, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company identified certain prior period errors which affected the interim and annual periods in the years ended December 31, 2010 through

2012 and the first three quarters in the year ended December 31, 2013. The prior period errors primarily relate to the Company's unrecorded employment-related tax liabilities associated with the movement of employees globally. More specifically, the Company did not properly report the appropriate amount of income, and did not withhold and remit the appropriate amount of employment-related tax resulting from taxable benefits provided to certain employees on foreign long-term assignments for those periods. The net expense recorded in the interim and annual periods in the years ended December 31, 2010 through December 31, 2012 amounted to $13.1 million. The net expense recorded in the interim periods ended March 31, June 30, and September 30, 2013 amounted to $2.3 million.
In addition, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company also has corrected certain other immaterial prior period errors in the Company’s consolidated financial statements into the periods in which they originated.
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
This Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 includes the impact of the restatement on the comparative unaudited quarterly financial information for the quarter ended March 31, 2013.  In addition, the Company’s future Quarterly Reports on Form 10-Q for subsequent quarterly periods during 2014 will reflect the impact of the restatement in the 2013 comparative prior quarter and year to date periods.
The account balances labeled "As Reported" in the following tables for the quarter ended March 31, 2013 represent the previously reported unaudited balances in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

The effects of these prior period errors on the unaudited consolidated financial statements are as follows:

	March 31, 2013
	As Reported	Adjustments	As Restated
Consolidated Unaudited Balance Sheet:	(In thousands, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$214,050	$—	$214,050
Marketable securities, current portion	6,460	—	6,460
Restricted cash, current portion	465	—	465
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2013	158,354	—	158,354
Unbilled revenues	89,963	—	89,963
Deferred tax assets, current portion	17,890	—	17,890
Prepaid expenses and other current assets	47,454	(7,480)	39,974
Total current assets	534,636	(7,480)	527,156
Marketable securities, net of current portion	1,202	—	1,202
Restricted cash, net of current portion	3,845	—	3,845
Property and equipment, net	79,943	93	80,036
Purchased intangible assets, net	30,309	—	30,309
Goodwill	131,440	—	131,440
Other assets	9,421	12,076	21,497
Total assets	$790,796	$4,689	$795,485
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,781	$—	$25,781
Accrued expenses	46,078	748	46,826
Accrued compensation	75,759	(15,043)	60,716
Income taxes payable	9,455	(7,146)	2,309
Deferred revenues	27,867	—	27,867
Total current liabilities	184,940	(21,441)	163,499
Deferred tax liabilities, net of current portion	20,517	—	20,517
Other long-term liabilities	70,030	36,860	106,890
Total liabilities	275,487	15,419	290,906
Commitments and contingencies
Noncontrolling interest subject to put provisions	1,169	—	1,169
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at March 31, 2013	—	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 142,588,367 shares issued, and 138,435,332 shares outstanding at March 31, 2013	1,426	—	1,426
Additional paid-in capital	568,664	—	568,664
Treasury stock, at cost, 4,153,035 shares at March 31, 2013	(43,755)	—	(43,755)
Accumulated other comprehensive loss	(32,531)	—	(32,531)
Retained earnings	20,336	(10,730)	9,606
Total Sapient Corporation stockholders' equity	514,140	(10,730)	503,410
Total liabilities and stockholders’ equity	$790,796	$4,689	$795,485

	Three Months Ended
	March 31, 2013
	As Reported	Adjustments	As Restated
Consolidated Unaudited Statement of Operations:	(In thousands, except per share amounts)
Revenues:
Service revenues	$292,638	$—	$292,638
Reimbursable expenses	10,345	—	10,345
Total gross revenues	302,983	—	302,983
Operating expenses:
Project personnel expenses	206,745	678	207,423
Reimbursable expenses	10,345	—	10,345
Total project personnel expenses and reimbursable expenses	217,090	678	217,768
Selling and marketing expenses	11,792	(43)	11,749
General and administrative expenses	54,002	177	54,179
Restructuring and other related charges	2,014	—	2,014
Amortization of purchased intangible assets	3,657	—	3,657
Acquisition costs and other related charges	900	—	900
Impairment of intangible asset	1,494	—	1,494
Total operating expenses	290,949	812	291,761
Income from operations	12,034	(812)	11,222
Interest income	1,506	—	1,506
Interest expense	(694)	—	(694)
Other income, net	60	—	60
Income before income taxes	12,906	(812)	12,094
Provision for income taxes	6,376	(151)	6,225
Net income	6,530	(661)	5,869
Less: Net loss attributable to noncontrolling interest	(46)	—	(46)
Net income attributable to stockholders of Sapient Corporation	$6,576	$(661)	$5,915
Basic net income per share attributable to stockholders of Sapient Corporation	$0.05	$(0.01)	$0.04
Diluted net income per share attributable to stockholders of Sapient Corporation	$0.05	$(0.01)	$0.04
Weighted average common shares	137,425	—	137,425
Weighted average dilutive common share equivalents	4,781	—	4,781
Weighted average common shares and dilutive common share equivalents	142,206	—	142,206

	Three Months Ended
	March 31, 2013
	As Reported	Adjustments	As Restated
Consolidated Unaudited Statement of Comprehensive Income:	(In thousands)
Net income	$6,530	$(661)	$5,869
Other comprehensive (loss) income:
Foreign currency translation adjustments	(6,509)	—	(6,509)
Net unrealized gain on available-for-sale investments, net of taxes	4	—	4
Other comprehensive (loss)	(6,505)	—	(6,505)
Total comprehensive income (loss)	25	(661)	(636)
Comprehensive loss attributable to noncontrolling interest	(36)	—	(36)
Comprehensive income (loss) attributable to stockholders of Sapient Corporation	$61	$(661)	$(600)

	Three Months Ended
	March 31, 2013
	As Reported	Adjustments	As Restated
Consolidated Unaudited Statement of Cash Flows:	(In thousands)
Cash flows from operating activities:
Net income	$6,530	$(661)	$5,869
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	(1,541)	(336)	(1,877)
Unrealized (gain) loss on financial instruments	(274)	—	(274)
Loss recognized on disposition of fixed assets	762	—	762
Depreciation expense	7,009	6	7,015
Amortization of purchased intangible assets	3,657	—	3,657
Impairment of intangible asset	1,494	—	1,494
Stock-based compensation expense	7,156	—	7,156
Excess tax benefits from exercise and release of stock-based awards	(463)	—	(463)
Non-cash restructuring charges	146	—	146
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	9,981	—	9,981
Unbilled revenues	(18,359)	—	(18,359)
Prepaid expenses and other current assets	(3,114)	—	(3,114)
Other assets	127	—	127
Accounts payable	(350)	—	(350)
Accrued compensation	(22,641)	(822)	(23,463)
Deferred revenues	(360)	—	(360)
Accrued expenses	(893)	28	(865)
Income taxes payable	1,539	185	1,724
Other long-term liabilities	187	1,600	1,787
Net cash used in operating activities	(9,407)	—	(9,407)
Cash flows from investing activities:
Purchases of property and equipment and cost of internally developed software	(6,396)	—	(6,396)
Cash paid for acquisitions, net of cash acquired	(4,948)	—	(4,948)
Purchases of marketable securities classified as available-for-sale	(100)	—	(100)
Acquisition of cost method investment	(200)	—	(200)
Cash paid on financial instruments, net	177	—	177
Change in restricted cash	2,029	—	2,029
Net cash used in investing activities	(9,438)	—	(9,438)
Cash flows from financing activities:
Excess tax benefits from exercise and release of stock-based awards	463	—	463
Proceeds from stock option and purchase plans	1,029	—	1,029
Net cash provided by financing activities	1,492	—	1,492
Effect of exchange rate changes on cash and cash equivalents	(2,635)	—	(2,635)
Decrease in cash and cash equivalents	(19,988)	—	(19,988)
Cash and cash equivalents, at beginning of period	234,038	—	234,038
Cash and cash equivalents, at end of period	$214,050	$—	$214,050

(16) Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2013-11 (“ASU 2013-11”), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This amendment requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss or a tax credit carryforward, unless certain conditions exist. This guidance is effective prospectively for annual reporting periods (and the interim periods within) beginning after December 15, 2013. Early adoption and retrospective application are permitted. The Company adopted ASU 2013-11 effective January 1, 2014 and this adoption did not have a material impact on the Company's financial condition, results of operations or cash flows.

In March 2013, the FASB issued ASU No. 2013-05 (“ASU 2013-05”), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This amendment requires a parent company to release any related cumulative translation adjustment into net income only if a sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This guidance is effective prospectively for annual reporting periods (and the interim periods within) beginning after December 15, 2013. Early adoption and retrospective application are permitted. The Company adopted ASU 2013-05 effective January 1, 2014 and this adoption did not have a material impact on the Company's financial condition, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement of Previously Issued Financial Statements
As discussed further in Note 15, Restatement, in the Notes to Unaudited Consolidated and Condensed Financial Statements included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q, we have restated our consolidated financial statements for the years ended December 31, 2012 and 2011 and our unaudited quarterly financial information for each of the quarters in the year ended December 31, 2012 and for the first three quarters in the year ended December 31, 2013.
For information regarding our controls and procedures, see Part I, Item 4, Controls and Procedures, of this Quarterly Report on Form 10-Q.
Overview
We help clients identify and act upon opportunities to improve their business performance by capitalizing on changes, disruptions, or opportunities that exist in their business or industry. We market our services through three primary business units — SapientNitro, Sapient Global Markets, and Sapient Government Services — positioned at the intersection of marketing, business and technology. SapientNitro is a new breed of agency that helps clients tell their stories through seamless experiences across brand communications, digital engagement, and omni-channel commerce. SapientNitro offers services including integrated marketing and creative services, web and interactive development, traditional advertising, media planning and buying, strategic planning and marketing analytics, multi-channel commerce strategy and solutions including a significant focus on mobile, and content and asset management strategies and solutions. Sapient Global Markets provides business and technology services including integrated advisory, program management, analytics, technology and operations services to leaders in banking, investment management, energy and commodity industries, as well as to governments. A core focus area within Sapient Global Markets is trading and risk management, to which we bring more than 15 years of experience and a globally integrated service in derivatives processing. Sapient Government Services provides consulting, technology, and marketing services to U.S. governmental agencies, nonprofit organizations (“NPOs”), and non-governmental organizations (“NGOs”). Focused on driving long-term change and transforming the citizen experience, we use technology, marketing services and communications to help our clients become more accessible, transparent, and effective.
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
Summary of Results of Operations
The following table presents a summary of our results of operations for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three months ended March 31,		Increase
	2014	2013	Dollars	Percentage
		As Restated
Service revenues	$341,541	$292,638	$48,903	17%
Income from operations	$19,836	$11,222	$8,614	77%
Net income attributable to stockholders of Sapient Corporation	$13,625	$5,915	$7,710	130%
The increases in service revenues for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 were due primarily to higher demand for our services from new and existing customers, and, to a lesser extent, revenues generated from acquisitions completed during the quarters ended March 31, 2014 and December 31, 2013. The increase in income from operations was due to the increase in service revenues and decreases in general and administrative expenses as a percentage of service revenue. Net income attributable to Sapient Corporation increased due to the foregoing as well as a lower effective tax rate.
Non-GAAP Financial Measures
In our quarterly earnings press releases and conference calls, we discuss two key measures that are not calculated according to generally accepted accounting principles (“GAAP”). The first non-GAAP measure is income from operations, as reported on our consolidated statements of operations, excluding certain expenses and benefits, which we refer to as “non-GAAP income from operations.” The second measure calculates non-GAAP income from operations as a percentage of reported services revenues, which we refer to as “non-GAAP operating margin”. Management believes that these non-GAAP measures help illustrate underlying trends in our business. We use these measures to establish budgets and operational goals (communicated internally and externally), manage our business and evaluate our performance. We exclude certain expenses and benefits from non-GAAP income from operations that we believe are not reflective of the underlying business trends and are not useful measures in determining our operational performance and overall business strategy. Because our reported non-GAAP financial measures are not calculated according to GAAP, these measures may not necessarily be comparable to GAAP or similarly described non-GAAP measures reported by other companies within our industry. Consequently, our non-GAAP financial measures should not be evaluated in isolation or supplant comparable GAAP measures, but, rather, should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP and included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q. The following table reconciles income from operations as reported on our unaudited consolidated and condensed statements of operations to non-GAAP income from operations, and GAAP operating margin to non-GAAP operating margin, for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three months ended March 31,
	2014	2013
		As Restated
Service revenues	$341,541	$292,638
GAAP income from operations	$19,836	$11,222
Stock-based compensation expense	7,967	7,156
Restructuring and other related (benefits) charges	(7)	2,014
Amortization of purchased intangible assets	3,219	3,657
Acquisition costs and other related charges	382	900
Impairment of intangible asset	—	1,494
Other (1)	2,815	—
Non-GAAP income from operations	$34,212	$26,443
GAAP operating margin	5.8%	3.8%
Effect of adjustments detailed above	4.2%	5.2%
Non-GAAP operating margin	10.0%	9.0%
(1) In the three months ended March 31, 2014, we incurred a $2.8 million one-time project personnel expense charge to reimburse employees for costs incurred as part of a restructuring of a global travel program. As this is unrelated to current operations, and neither comparable to prior periods nor predictive of future results, we have excluded it from the non-GAAP income from operations in evaluating management performance.
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

Summary of Critical Accounting Policies; Significant Judgments and Estimates
We have identified the accounting policies which are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during the three months ended March 31, 2014 to the items disclosed in our summary of critical accounting policies, significant judgments and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report in Part II, Item 7, on Form 10-K for the year ended December 31, 2013.

Results of Operations
Three months ended March 31, 2014 compared to three months ended March 31, 2013
The following table presents the components of our unaudited consolidated and condensed statements of operations as percentages of service revenues:

	Three months ended March 31,
	2014	2013
		As Restated
Revenues:
Service revenues	100.0%	100.0%
Reimbursable expenses	3.4%	3.5%
Total gross revenues	103.4%	103.5%
Operating expenses:
Project personnel expenses	71.6%	70.9%
Reimbursable expenses	3.4%	3.5%
Total project personnel expenses and reimbursable expenses	75.0%	74.4%
Selling and marketing expenses	4.6%	4.0%
General and administrative expenses	17.0%	18.5%
Restructuring and other related (benefits) charges	—%	0.7%
Amortization of purchased intangible assets	0.9%	1.3%
Acquisition costs and other related charges	0.1%	0.3%
Impairment of intangible asset	—%	0.5%
Total operating expenses	97.6%	99.7%
Income from operations	5.8%	3.8%
Interest income	0.6%	0.5%
Interest expense	(0.2)%	(0.2)%
Other income, net	0.1%	—%
Income before income taxes	6.3%	4.1%
Provision for income taxes	2.3%	2.1%
Net income	4.0%	2.0%
Less: Net loss attributable to noncontrolling interest	—%	—%
Net income attributable to stockholders of Sapient Corporation	4.0%	2.0%
Service Revenues
Our service revenues for the three months ended March 31, 2014 and 2013 were as follows (in thousands, except percentages):

	Three months ended March 31,		Increase
	2014	2013	Dollars	Percentage
		As Restated
Service revenues	$341,541	$292,638	$48,903	17%
The increase in service revenues for the three months ended March 31, 2014 was due primarily to higher demand for our services from new and existing customers, and, to a lesser extent, revenues generated from acquisitions completed during the quarters ended March 31, 2014 and December 31, 2013. Compared geographically to 2013, the three months ended March 31, 2014 service revenues in the United States increased 15%, while international service revenues increased 19%. In constant currency terms, service revenues increased 16% in the three months ended March 31, 2014 as compared to 2013.
Our average delivery personnel people count for the three months ended March 31, 2014 increased 12% compared to the same period in 2013. Utilization, which represents the percentage of our delivery personnel’s time spent on billable client work, was 73% for the three months ended March 31, 2014, compared to 71% for the same period in 2013. Contractor and consultant usage, measured by expense, increased by 28% for the three months ended March 31, 2014 compared to the same period in 2013, based on our needs in specialized areas for certain client contracts. These factors contributed to our 17% increase in service revenues in the three months ended March 31, 2014 compared to the same period in 2013.
No individual client accounted for more than 10% of our service revenues for the three months ended March 31, 2014 and 2013. Our five largest clients, in the aggregate, accounted for 17% of our service revenues for the three months ended March 31, 2014, compared to 21% for the same period in 2013. Long-term and retainer revenues are revenues from contracts with durations of at least twelve months, and from applications management and long-term support assignments, which are cancelable. Long-term and retainer revenues represented 47% of our total service revenues for the three months ended March 31, 2014, compared to 55% for the same period in 2013.
The following table presents service revenues by industry sector for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three months ended March 31,		Increase / (Decrease)
	2014	2013	Dollars	Percentage
Industry Sector		As Restated
Consumer, Travel & Automotive	$147,119	$122,908	$24,211	20%
Financial Services	105,885	93,644	12,241	13%
Government, Health & Education	40,864	29,264	11,600	40%
Energy Services	30,797	26,337	4,460	17%
Technology & Communications	16,876	20,485	(3,609)	(18)%
Total service revenues	$341,541	$292,638	$48,903	17%
See Service Revenues by Reportable Segment below for discussion of service revenues by reportable segment and industry sector.
Project Personnel Expenses
Project personnel expenses consist primarily of compensation and employee benefits for personnel dedicated to client assignments, contractors and consultants and other direct expenses incurred to complete assignments that were not reimbursed by the client. These expenses represent the most significant costs we incur in providing our services. The following table presents project personnel expenses for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three months ended March 31,		Increase	Percentage Increase
	2014	2013
		As Restated
Project personnel expenses	$244,569	$207,423	$37,146	18%
Project personnel expenses as a percentage of service revenues	71.6%	70.9%	0.7 points
The increase in project personnel expenses for the three months ended March 31, 2014 was a direct result of our service revenue growth, as we increased delivery personnel peoplecount, use of contractors and consultants and certain other direct expenses in order to fulfill the increase in demand for our services. To a lesser extent, project personnel expenses increased due to the two acquisitions we completed during the quarters ended March 31, 2014 and December 31, 2013. For the three months ended March 31, 2014, compensation and benefit expenses increased $24.8 million, due to the 12% increase in average delivery peoplecount and additional compensation and benefit expenses as a result of the aforementioned acquisitions, and the one-time charge to reimburse employees for costs incurred as part of a restructuring of a global travel program. Contractor and consultant expense increased $7.0 million as our need for contractors and consultants in specialized areas for certain client contracts increased. Travel expense increased $2.7 million based on client project needs. Other project personnel expenses increased, in the aggregate, by $2.6 million.

Selling and Marketing Expenses
Selling and marketing expenses consist primarily of compensation, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses. The following table presents selling and marketing expenses for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended March 31,			Percentage Increase
	2014	2013	Increase
		As Restated
Selling and marketing expenses	$15,585	$11,749	$3,836	33%
Selling and marketing expenses as a percentage of service revenues	4.6%	4.0%	0.6 points
The increase in selling and marketing expenses for the three months ended March 31, 2014 was due to increases of $2.0 million in compensation expenses relating to an increase in average peoplecount, $0.3 million in travel expenses, $0.5 million in contractor expenses, and $0.7 million in trade show expenses. Other selling and marketing expenses increased, in the aggregate, by $0.3 million.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative functions, and depreciation and occupancy expenses. The following table presents general and administrative expenses for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended March 31,		Increase / (Decrease)	Percentage Increase
	2014	2013
		As Restated
General and administrative expenses	$57,957	$54,179	$3,778	7%
General and administrative expenses as a percentage of service revenues	17.0%	18.5%	(1.5) points
The increase in general and administrative expenses for the three months ended March 31, 2014 was due to the following factors:

•	compensation and benefit expenses increased by $4.0 million, primarily due to an increase in average people count;

•	facilities expense increased by $1.2 million, primarily due to office space expansions in several locations during 2013;

•
audit and tax fees increased $1.2 million primarily due to the work associated with the restatement of our consolidated financial statements and other related work as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013;

•	currency gains resulted in a decrease to general and administrative expenses of $1.4 million;

•	other general and administrative expenses decreased, in the aggregate, by $1.2 million.
Amortization of Purchased Intangible Assets
During the three months ended March 31, 2014 and 2013, purchased intangible assets consisted of non-compete and non-solicitation agreements, customer lists, intellectual property, backlog, and tradenames acquired in business combinations. Amortization of purchased intangible assets was $3.2 million for the three months ended March 31, 2014, compared to $3.7 million for the three months ended March 31, 2013. The decrease in amortization expense was primarily due to the full amortization of the gross carrying amount of several intangible assets, partially offset by increased amortization expense for new intangible assets acquired in the three months ended March 31, 2014 and December 31, 2013.
Acquisition Costs and Other Related Charges
Acquisition costs and other related charges include expenses associated with third-party professional services we utilize related to the evaluation of potential targets and the execution of successful acquisitions. Although we may incur costs to evaluate targets, the related potential transaction(s) may never be consummated. Acquisition costs and other related charges also include changes in the fair value of contingent consideration liabilities recorded as the result of acquisitions. These liabilities must be measured at fair value on the acquisition date, and until these liabilities are settled, they must be remeasured to fair value each reporting period, with the changes included in earnings. Acquisition costs and other related charges were $0.4 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively. The decrease of $0.5 million was primarily due to a decrease in third-party costs related to the evaluation of potential targets and the completion of acquisition.
We recorded contingent consideration liabilities as the result of our acquisitions of La Comunidad and iThink during 2013, (m)Phasize, LLC during 2012, and D&D Holdings Limited (“DAD”) during 2011, and we expect to record quarterly remeasurements of the fair value of these liabilities until they are settled at various points in time through 2017. Acquisition costs and other related charges recorded in the three months ended March 31, 2014 and 2013 included benefits of less than $0.1 million and $0.3 million, respectively, relating to the remeasurement of the fair value of these contingent consideration liabilities. We may also continue to incur additional acquisition costs and other related charges in future periods resulting from the evaluation of potential acquisition targets.
Impairment of Intangible Asset
As of March 31, 2013, we performed an impairment review of the customer list intangible asset obtained in our acquisition of Nitro in 2009. The impairment review was triggered by certain legacy Nitro customers having notified us of their intentions to cease or reduce purchases of our services. In the first step of the March 31, 2013 impairment review, the carrying value of the asset exceeded the undiscounted net cash flows expected to be generated by the asset, indicating that the carrying value was not recoverable. In the second step, the impairment amount of $1.5 million was determined as the amount by which the asset’s carrying amount exceeded its fair value, which was estimated using a discounted cash flow approach.
In estimating the undiscounted future net cash flows expected to be generated by this intangible asset, management considered the following factors: actual customer attrition rates since the acquisition date; expected future attrition rates; estimated undiscounted net cash flows generated by the intangible asset since the acquisition date; estimated undiscounted net cash flows expected to be generated by the intangible asset over its remaining expected useful life; and the expected remaining useful life of the intangible asset. In the course of these impairment reviews, we considered multiple future scenarios and the expected likelihood of those scenarios occurring, based on the information which was known to management at the times the reviews were performed. These impairment reviews involved the use of significant judgment by management, and different judgments could yield different results. The net book value of the Nitro customer list intangible asset was $0.3 million as of March 31, 2014.
Interest Income, Interest Expense, and Other Income, Net
Interest income, interest expense, and other income, net, consists primarily of interest income, which is derived from investments in U.S. government securities, bank time deposits and money market funds, interest expense, which consists primarily of imputed interest on rent payments for leased properties of which we are considered the owner for accounting purposes, and other income, which consists primarily of referral fees. The following table presents interest income, interest expense, and other income, net, for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended March 31,		Increase	Percentage Increase / (Decrease)
	2014	2013
		As Restated
Interest income	$1,956	$1,506	$450	30%
Interest expense	$(667)	$(694)	$27	(4)%
Other income, net	$369	$60	$309	515%

Interest income increased in the three months ended March 31, 2014 as compared to the same period in 2013 due to higher interest income relating to higher average balances of our interest-bearing foreign currency holdings of cash, cash equivalents and marketable securities. Other income, net increased in three months ended March 31, 2014 as compared to the same period in 2013 due to an increase in the volume of software and hosting service referral fees.

Provision for Income Taxes
The provision for income taxes was $7.9 million for the three months ended March 31, 2014 compared with $6.2 million for the three months ended March 31, 2013. Income tax is related to federal, state and foreign tax obligations. The increase in tax expense was primarily related to the increase in profit before taxes, partially offset by jurisdictional mix.
Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into countries with varying federal, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions. For the three months ended March 31, 2014, our effective tax rate varied from the statutory tax rate primarily due to state income taxes, the tax rate differential attributable to income earned by our foreign subsidiaries, the related mix of jurisdictional profits, and changes in uncertain tax positions.
Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2014, a valuation allowance is maintained against our U.S. deferred tax assets associated with certain capital losses and state tax net operating loss carryforwards. We continue to believe that the remainder of our U.S. deferred tax assets and the deferred tax assets of our foreign subsidiaries will be realized under the more likely than not standard, and therefore, no valuation allowance has been recorded against these assets.
We had gross unrecognized tax benefits, including interest and penalties, of $32.8 million as of March 31, 2014 and $30.8 million as of December 31, 2013. The amounts of unrecognized tax benefits that, if recognized, would result in a reduction of our effective tax rate were $31.7 million and $29.7 million as of March 31, 2014 and December 31, 2013, respectively. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2014 and December 31, 2013, accrued interest and penalties were $4.9 million and $4.2 million, respectively.
We conduct business globally, and as a result, we and our subsidiaries file income tax returns in the U.S. federal and state jurisdictions as well as various foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Germany, India, Switzerland, the United Kingdom and the United States. We are currently under examination in the United States for the fiscal years ended December 31, 2010, 2011, and 2012, and in India for the fiscal years ended March 31, 2008, 2009, and 2010. The statute of limitations in our other tax jurisdictions remain open for various periods between 2006 and the present. However, carryforward attributes from prior closed years may still be adjusted upon examination by tax authorities if they are used in open periods.
Although we believe our tax estimates are appropriate, the final determination of tax audits and proceedings could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of tax audits and proceedings, as well as the expiration of relevant statutes of limitations in the next twelve months could result in a decrease in our gross unrecognized tax benefits, including interest and penalties, of between $2.0 million and $3.5 million.
Results by Reportable Segment
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Our CODM is our Chief Executive Officer.
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
The CODM evaluates performance based upon each segment’s operating income, which is defined as income before allocations of certain marketing and general and administrative expenses, including costs associated with its restructuring events. These charges are excluded from evaluation of performance because these activities and costs generally impact areas that support the segments and, therefore, are managed separately. Management does not allocate amortization of purchased intangible assets, acquisition costs, stock-based compensation expense, or interest and other income to the segments for the review of results by the CODM. Asset information by segment is not reported to or reviewed by the CODM, and therefore, we have not disclosed asset information for the segments.

The following tables present the service revenues and operating income attributable to our reportable segments for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
		As Restated
Service Revenues:
SapientNitro	$227,784	$195,846
Sapient Global Markets	93,789	83,056
Sapient Government Services	19,968	13,736
Total service revenues	$341,541	$292,638
Income Before Income Taxes:
SapientNitro	$68,764	$55,724
Sapient Global Markets	27,078	24,013
Sapient Government Services	3,714	3,890
Total reportable segments operating income (1)	99,556	83,627
Less: reconciling items (2)	(78,062)	(71,533)
Total income before income taxes	$21,494	$12,094

(1)
Segment operating income reflects only the direct controllable expenses of each business unit segment. It does not represent the total operating results for each business unit, as it does not contain an allocation of certain corporate and general and administrative expenses incurred in support of the business unit segments. Segment operating income reflects restructuring charges allocated to the SapientNitro and Sapient Global Markets reportable segments consisting of $1.3 million and $0.4 million for the three months ended March 31, 2013, respectively, and no allocation for the three months ended March 31, 2014.

(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Three Months Ended March 31,
	2014	2013
		As Restated
Centrally managed functions	$65,344	$58,901
Stock-based compensation expense	7,967	7,156
Restructuring and other related (benefits) charges	(7)	297
Amortization of purchased intangible assets	3,219	3,657
Acquisition costs and other related charges	382	900
Impairment of intangible asset	—	1,494
Other (3)	2,815	—
Interest and other income, net	(1,658)	(872)
Total reconciling items	$78,062	$71,533
(3) In the three months ended March 31, 2014, we incurred a $2.8 million one-time project personnel expense charge to reimburse employees for costs incurred as part of a restructuring of a global travel program. As this is unrelated to current operations, and neither comparable to prior periods nor predictive of future results, we have excluded it from the reportable segments operating income in evaluating management performance.
Service Revenues by Reportable Segment
We do not internally measure or report revenues by individual service offering as providing such information is impracticable and, therefore, we have not disclosed the revenues from external customers for each service offering described in Note 2(m), Summary of Significant Accounting Policies, Revenue Recognition, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

The following table presents SapientNitro service revenues by industry sector for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended March 31,		Increase / (Decrease)
	2014	2013	Dollars	Percentage
Industry Sector		As Restated
Consumer, Travel & Automotive	$147,119	$121,915	$25,204	21%
Financial Services	41,489	35,761	5,728	16%
Technology & Communications	16,876	19,369	(2,493)	(13)%
Government, Health & Education	19,657	15,550	4,107	26%
Energy Services	2,643	3,251	(608)	(19)%
Total SapientNitro service revenues	$227,784	$195,846	$31,938	16%
SapientNitro service revenues increased 16% primarily driven by an increase in new clients partially offset by a decrease in revenues from existing clients. The increase was primarily driven by both an increase in the Consumer, Travel and Automotive industry sector and strong demand for our services in the Financial Services and Government, Health & Education sectors. During the three months ended March 31, 2014, the Consumer, Travel and Automotive sector service revenues increased 21% based on an increase in new client demand and achievement of specific performance criterion in a customer contract. We expect to have more opportunities to earn similar bonuses in the future. The increase in new client demand was primarily due to an increasing acceptance of our value proposition, as companies in this sector shift more of their marketing efforts to digital platforms. These favorable factors were partially offset by a decrease in service revenues from existing clients. The Financial Services sector service revenue experienced an increase in demand from new clients, which was partially offset by decrease from existing customers, which drove an 16% increase in this sector for the three months ended March 31, 2014. The Government, Health & Education sector experienced strong growth as service revenues increased from new clients, which was partially offset by a decrease in revenues from existing clients in three months ended March 31, 2014. The Technology & Communications service revenues decreased as new client revenues decreased in three months ended March 31, 2014, which was partially offset by an increase in revenues from existing clients. SapientNitro experienced a slowdown in existing Energy Services clients’ demand that drove the 19% decrease. Overall, in constant currency terms, SapientNitro service revenues increased 16%.
The following table presents Sapient Global Markets service revenues by industry sector for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended March 31,		Increase / (Decrease)
	2014	2013	Dollars	Percentage
Industry Sector		As Restated
Financial Services	$64,396	$58,139	$6,257	11%
Energy Services	28,154	23,256	4,898	21%
Government, Health & Education	1,239	1,661	(422)	(25)%
Total Sapient Global Markets service revenues	$93,789	$83,056	$10,733	13%
Sapient Global Markets service revenues increased by 13% in the three months ended March 31, 2014 compared to 2013. This increase was driven primarily within the Energy and Financial Services sectors as a result of existing clients increasing their demand for Sapient Global Market services. The Energy Sector increased 21% due to an increase in new and existing service revenues from clients. The Financial Services sector increased 11% due to an increase in revenues from both new and existing service revenues from clients. The Government, Health & Education sector decreased 25% due to the reduction of work from our existing clients. In constant currency terms, Sapient Global Markets service revenues increased 13%.
Service revenues for the Sapient Government Services segment (which are derived entirely from the Government, Health & Education industry sector) increased by $6.2 million, or 45%, in the three months ended March 31, 2014 compared to 2013, due to increase in service revenues generated from the acquisition completed during the three months ended March 31, 2014, and, to a lesser extent, both an increase in demand for our services from new governmental and non-governmental clients in this segment, and partially due to an expansion within the existing client base.

Operating Income by Operating Segments
SapientNitro’s operating income increased $13.0 million in the three months ended March 31, 2014 compared to the same period in 2013. As a percentage of related service revenues, SapientNitro’s operating income increased to 30% in the three months ended March 31, 2014 as compared to 28% for the same period in 2013. The increase is primarily due to our management of direct expenses as direct expenses increased 13% compared to an increase of 16% in service revenues, which includes a benefit from the achievement of one revenue performance criteria bonus as mutually agreed to by us and one customer. We expect to have more opportunities to earn similar bonuses in the future.
Sapient Global Markets’ operating income increased $3.1 million in the three months ended March 31, 2014 compared to the same period in 2013. As a percentage of related service revenues, Sapient Global Markets’ operating income remained flat at 29% in the three months ended March 31, 2014 and 2013.
Sapient Government Services’ operating income decreased $0.2 million in the three months ended March 31, 2014 compared to the same period in 2013. As a percentage of related service revenues, Sapient Government Services’ operating income decreased to 19% in the three months ended March 31, 2014 as compared to 28% for the same period in 2013. The decrease in operating income as a percentage of related service revenues is primarily due to the acquisition completed during the three months ended March 31, 2014.
Liquidity and Capital Resources

	March 31, 2014	December 31, 2013
	(in thousands)
Cash, cash equivalents, restricted cash and marketable securities	$277,544	$345,588

	Three Months Ended March 31,
	2014	2013
		As Restated
	(in thousands)
Summary of cash flow activities:
Net cash used in operating activities	$(42,528)	$(9,407)
Net cash used in investing activities	$(28,714)	$(9,438)
Net cash provided by financing activities	$234	$1,492
We invest our excess cash predominantly in money market funds, time deposits with maturities of 91 days or less, other cash equivalents, and mutual funds.
As of March 31, 2014 and December 31, 2013, we had $2.1 million, held with various banks as collateral for letters of credit and performance bonds, and as escrow funds related to acquisitions, and those amounts are classified as “Restricted cash” on our unaudited consolidated and condensed balance sheets.
As of March 31, 2014, our total cash, cash equivalents, restricted cash, and marketable securities balance included $76.3 million held by our U.S. entities and $201.2 million held by our foreign subsidiaries. If we need to access these overseas funds for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to reinvest the unremitted earnings of our foreign subsidiaries indefinitely, except for $34.6 million of unremitted earnings which as of March 31, 2014 were not reinvested indefinitely, and for which a deferred income tax liability has been recorded. Determination of the potential deferred tax liability on other unremitted earnings is not practicable because such liability, if any, would depend on circumstances existing if and when such remittance occurs. Our current plans do not demonstrate a need to repatriate any overseas funds to fund our U.S. operations.
In July 2012, we entered into a revolving credit facility under which we may request advances for general working capital purposes, in U.S. dollars, British pounds sterling and euros, not to exceed an equivalent of $20 million U.S. dollars in the aggregate. As of May 6, 2014, we had not drawn any advances under this facility. We believe that our existing cash, credit facility and other short-term investments will be sufficient to meet our working capital and capital expenditure requirements, investing activities, repurchases of common stock, and the expected cash outlays for our previously recorded restructuring activities, for at least the next 12 months.

Operating Activities
Cash used in operating activities for the three months ended March 31, 2014 totaled $42.5 million, primarily due to a decrease of $72.2 million in cash relating to changes in operating assets and liabilities, partially offset by an increase of $13.6 million in net income and the addition of $16.1 million in non-cash items. Cash used in operating activities for the three months ended March 31, 2013 totaled $9.4 million, primarily due to $5.9 million in net income and the addition of $17.6 million in non-cash items, partially offset by a decrease of $32.9 million in cash relating to changes in operating assets and liabilities.
Days sales outstanding (“DSO”) is calculated based on the most recent three months of total gross revenues and period end balances of accounts receivable, unbilled revenues and deferred revenues. DSO increased to 71 days as of March 31, 2014 as compared to 63 days as of December 31, 2013. DSO is affected by changes in accounts receivable and unbilled revenues and the timing of achieving certain project milestones and project billings. We expect our unbilled revenues to be short-term in nature, with a majority being billed within 90 days.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2014 totaled $28.7 million, primarily due to the use of $10.7 million for capital expenditures, mainly for the build out of offices in various locations and costs of internally developed software and the use of $12.5 million for the acquisition of OnPoint (net of cash acquired), and the use of $5.5 million for the acquisition of a cost method investment. Cash used in investing activities for the three months ended March 31, 2013 totaled $9.4 million, primarily due to the use of $6.4 million for capital expenditures, mainly for the build out of offices in various locations and costs of internally developed software and the use of $4.9 million for the acquisition of 81% of iThink (net of cash acquired), partially offset by an increase of $2.0 million in restricted cash balances.
Financing Activities
Cash provided by financing activities for the three months ended March 31, 2014 totaled $0.2 million, primarily due to less than $0.1 million of proceeds from stock option exercises and $0.2 million of tax benefits from exercise and release of stock awards. Cash provided by financing activities for the three months ended March 31, 2013 totaled $1.5 million, primarily due to $1.0 million of proceeds from stock-based option exercises and $0.5 million of excess tax benefits from exercise and release of stock-based awards.
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
We accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. As of March 31, 2014, we have recorded an accrual of $0.3 million for loss contingencies, which represents the minimum amount of probable range between $0.3 million and $5.8 million, related to all probable losses where a reasonable range could be made. This range includes a potential liability associated with non-income tax matters in certain of our foreign jurisdictions.
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible, but not probable. As of March 31, 2014, we do not have any reasonably possible losses for which an estimate can be made. Although we intend to defend these matters vigorously, the ultimate outcome of these matters is uncertain. However, we do not expect the potential losses, if any, to have a material adverse impact on our operating results or financial condition.
Recent Accounting Pronouncements
For information about recent accounting pronouncements, see Notes to Unaudited Consolidated and Condensed Financial Statements – Note 16, Recent Accounting Pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. The market values of fixed rate securities may be adversely impacted due to a rise in market interest rates, while floating rate securities may yield less income than expected if market interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, and we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. If the interest rate had fluctuated by 10%, the increase or decrease in value of our marketable securities would not have been material as of March 31, 2014 and our interest income would not have changed by a material amount for the three months ended March 31, 2014.
The estimated fair value of our marketable securities portfolio was $6.2 million and $5.9 million as of March 31, 2014 and December 31, 2013, respectively, which consisted entirely of mutual funds.
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
For information regarding our foreign currency transaction exposure, see Note 12, Foreign Currency Exposures and Derivative Instruments, in the Notes to Unaudited Consolidated and Condensed Financial Statements included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
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
For the three months ended March 31, 2014, approximately 30% of our revenues and approximately 45% of our operating expenses were generated by subsidiaries for which the functional currency is not the U.S. dollar and thus subject to foreign currency translation exposure, as compared to 22% and 44%, respectively, for the same period in 2013. In addition, 53% of our assets and 42% of our liabilities were subject to foreign currency translation exposure as of March 31, 2014, as compared to 50% of our assets and 40% of our liabilities as of December 31, 2013. We also have assets and liabilities in certain entities that are denominated in currencies other than the entity’s functional currency and are subject to foreign currency transaction exposure, as described above.
Approximately 13% of our operating expenses for the three months ended March 31, 2014 were incurred by foreign subsidiaries whose functional currency is the Indian rupee. Because we have minimal associated revenues in Indian rupees, any significant movement in the exchange rate between the U.S. dollar and the Indian rupee has a significant impact on our operating expenses and operating profit. Approximately 16% and 3% of our service revenues for the three months ended March 31, 2014 were generated by foreign subsidiaries whose functional currencies are the British pound sterling, and the euro, respectively. Any significant movements in the exchange rates between the U.S. dollar and the British pound sterling and the U.S. dollar and the euro, have a significant impact on our service revenues and operating income. We manage these exposures through a risk management program which is designed to mitigate our exposure to operating expenses incurred by foreign subsidiaries whose functional currency is the Indian rupee and operating margins in foreign subsidiaries whose functional currencies are the British pound sterling and the euro. This program includes the use of derivative financial instruments which are not designated as accounting hedges.
For information regarding our foreign currency translation exposure, see Note 12, Foreign Currency Exposures and Derivative Instruments, in the Notes to Unaudited Consolidated and Condensed Financial Statements included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.

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

	Maximum Losses Resulting from Changes in Underlying Average Exchange Rates of:
Currency	10%	15%	20%
Indian rupee	$624	$1,583	$2,462
British pound sterling	$814	$1,226	$1,638
Euro	$143	$229	$314
Open option positions as of March 31, 2014 expire in April, May, and June of 2014 and, therefore, any realized losses in respect to these positions after March 31, 2014 would be recognized in the three months ending June 30, 2014.
For additional quantitative and qualitative disclosures about market risk affecting Sapient, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management has conducted an evaluation, under the supervision of and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014. The Company previously reported a material weakness in internal control over financial reporting related to the accounting for certain tax liabilities resulting from the movement of our employees globally, which was described in Item 9A included in Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. As a result of this material weakness in the Company’s internal control over financial reporting, which was not remediated as of March 31, 2014, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2014.
Disclosure controls and procedures are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.
Remediation of the Material Weakness
The Company continues to implement remediation steps to address the material weakness discussed above and to improve its internal control over the accounting for certain tax liabilities resulting from the movement of our employees globally. Specifically, with respect to the control deficiency associated with the Company’s previously unrecognized permanent establishments in certain foreign jurisdictions in prior periods, the Company has (i) reorganized the reporting structure of the Company’s global people movement department under one leadership head; (ii) created a cross-functional team, which includes individuals from the global people movement, legal, tax, delivery, project staffing, and finance departments, in order to identify ways to improve the tracking of international workers, assess the impact of regulatory changes in foreign jurisdictions, assess and identify ways to mitigate exposures in new legal jurisdictions, and understand current and future travel patterns of international workers to assess any potential additional exposures; (iii) implemented a new process to review on a regular basis projects staffed with international workers; (iv) enhanced the functionality of our systems to generate reports containing the cumulative number of hours worked by international workers, which are regularly reviewed by cross-functional teams to evaluate permanent establishment exposures; and (v) designed new tools to communicate tax-related mobility considerations to the project staffing department, which will help support the Company’s compliance process. In addition to the process improvements noted above, the Company is in the process of: (i) updating the Company’s global people movement policies; (ii) refining system generated reports used for better tracking of international workers; (iii) continuing to use experienced external advisors for technical assistance; (iv) implementing new tools to communicate tax-related mobility considerations to the project staffing department; and (v) hiring a new director of global people movement.
With respect to the control deficiency associated with the Company not properly reporting, withholding and remitting the appropriate amount of employment-related tax, the Company has (i) engaged and retained experienced external advisors to help advise the Company on technical requirements in each impacted jurisdiction; (ii) hired a director to focus on enhancing our internal controls in the global people movement process relative to designing and implementing a combination of preventive and detective controls regarding the proper tracking and reporting of taxable employee benefits; and (iii) assigned our newly hired Corporate Controller to oversee internal control over financial reporting remediation efforts. In addition to the process improvements noted above, the Company is in the process of: (i) developing new policies, processes and implementing system changes to streamline efforts to gather and report all taxable benefits provided to international workers on long-term assignments; (ii) returning international workers to their home countries as deemed appropriate; and (iii) updating travel policies to limit the total number of long-term travelers and associated costs.
The Company expects that the measures described above will remediate the material weakness identified and strengthen its internal control over financial reporting. As the Company continues to evaluate and improve its internal control over global people movement, we may identify additional measures to address the material weakness or make modifications to certain of the remediation steps. The Company expects to complete the planned remedial actions during 2014. However, we cannot make any assurances that such actions will be complete during 2014, or that we will successfully remediate this material weakness within the anticipated time frame. If the remediation is not completed or not completed during the anticipated time frame, there can be no assurance that a material weakness concerning the accounting for certain tax liabilities resulting from the movement of our employees globally will be prevented or detected in a timely manner. We do not believe the costs of these remediation efforts will be material to the financial statements of the Company, either individually or in aggregate.
Changes in Internal Control Over Financial Reporting
Except as otherwise discussed above under “Remediation of the Material Weakness,” there were no other changes of our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
You should carefully consider the following risk factors, which could materially impact our business and which could cause our actual business, financial condition or future results to differ materially from those contained in forward-looking statements made in the this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.
Changes to earnings resulting from past acquisitions may adversely affect our operating results.
Under ASC Topic 805, “Business Combinations”, we allocate the total purchase price to an acquired company’s net tangible assets, intangible assets and in-process research and development based on their values as of the date of the acquisition (including certain assets and liabilities that are recorded at fair value) and record the excess of the purchase price over those values as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. After we complete an acquisition, the following factors, among others, could result in material charges that would adversely affect our operating results and may adversely affect our cash flows:

•	Impairment of goodwill or intangible assets;

•	A reduction in the useful lives of intangible assets acquired;

•	Identification of assumed contingent liabilities after we finalize the purchase price allocation period;

•	Charges to our operating results to eliminate certain pre-merger activities that duplicate those of the acquired company or to reduce our cost structure; or

•	Charges to our operating results resulting from revised estimates to restructure an acquired company's operations after we finalize the purchase price allocation period.

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
Military actions in Iraq, Afghanistan and elsewhere, global terrorism, natural disasters and political unrest in the Middle East and other countries are among the factors that may adversely impact regional and global economic conditions and, concomitantly, our client's ability, capacity and need to invest in our services. In addition to the potential impact of any of these events on the business of our clients, these events could pose a threat to our global operations and people. Specifically, our people and operations in India could be impacted if continued civil unrest, terrorism and conflicts with bordering countries in India were to increase significantly. Additionally, hurricanes or other unanticipated catastrophes, both in the U.S. and globally, could disrupt our operations and negatively impact our business as well as disrupt our clients’ businesses, which may result in a further adverse impact on our business. As a result, significant disruptions caused by such events could materially and adversely affect our business, financial condition and results of operations.
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

The professional services markets in which we operate are characterized by rapid technological change, evolving industry standards, changing customer preferences and new product and service introductions. Our future success will depend on our ability to develop solutions and service offerings that keep pace with changes in the markets in which we provide services. We cannot be sure that we will be successful in developing new services addressing evolving technologies in a timely or cost-effective manner or, if these services are developed, that we will be successful in offering and deploying them in the marketplace. In addition, we cannot be sure that products, services or technologies developed by others will not render our services non-competitive or obsolete. Our failure to address the demands of the rapidly evolving technological environment could have a material adverse effect on our business, results of operations and financial condition. Our ability to remain competitive will also depend on our ability to design and implement, in a timely and cost-effective manner, solutions for clients that both leverage their legacy systems and appropriately utilize newer technologies. Our ability to implement solutions for our clients incorporating new developments and improvements in technology which translate into productivity improvements for our clients and to develop service offerings that meet current and prospective clients' needs are critical to our success.
We earn revenues, incur costs and maintain cash balances in multiple currencies, and currency fluctuations affect our financial results.
We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international service revenues were $131.5 million for three months ended March 31, 2014. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues and receivables, purchases, payroll and investments on both a transactional level and a financial statement translation basis. As of March 31, 2014, 53% of our assets and 42% of our liabilities were subject to foreign currency exchange fluctuations. We also have a significant amount of foreign currency operating income and net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within a foreign country, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results.
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
Certain complex engagements may require that we partner with specialized software or systems vendors or other partners to perform services. Often in these circumstances, we are liable to our clients for the performance of these third parties. Should the third parties fail to perform timely or satisfactorily, our clients may elect to terminate the engagements or withhold payment until the services have been completed successfully. Additionally, the timing of our revenue recognition may be affected or we may realize lower profits if we incur additional costs due to delays or because we must assign additional personnel to complete the engagement. Furthermore, our relationships with our clients and our reputation generally may suffer harm as a result of these third parties' unsatisfactory performance.

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
Jerry A. Greenberg, current Co-Chairman of the Board of Directors and former Chief Executive Officer of the Company, and J. Stuart Moore, former Co-Chairman of the Board of Directors and Co-Chief Executive Officer and current member of our Board of Directors, hold, in the aggregate, approximately 11% of the outstanding shares of our common stock as of May 2, 2014. As a result, they have the ability to substantially influence and, in some cases, may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors. Affiliates of Messrs. Greenberg and Moore own substantial holdings not represented by this percentage over which Messrs. Greenberg and Moore disclaim beneficial ownership.
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

As discussed in Note 21, Restatement, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of the our Annual Report on Form 10-K for the year ended December 31, 2013, we have restated our consolidated financial statements on Form 10-K for certain prior periods to correct certain errors in those financial statements. The previously disclosed errors related to our unrecorded corporate income and employment tax liabilities in connection with the movement of employees globally.

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

As a result of our review of issues related to the restatement described in Note 15, Restatement, in the Notes to Unaudited Consolidated and Condensed Financial Statements included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, management has identified deficiencies in our control environment that constitute a material weakness and, consequently, has concluded that our internal control over financial reporting was not effective at December 31, 2013. In addition, management has concluded, based primarily on the identification of the material weakness, that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2013 as a result of the material weakness in internal controls related to accounting for certain tax liabilities resulting from the movement of our employees globally. See Item 9A, Controls and Procedures, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013. If we are unable to successfully remediate this material weakness and to do so in a timely manner, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

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
SAPIENT CORPORATION

Signature	Title	Date

/s/ Alan J. Herrick	Co-Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	May 6, 2014
Alan J. Herrick

/s/ Joseph S. Tibbetts, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 6, 2014
Joseph S. Tibbetts, Jr.