Form 10-Q
period 2014-06-30
SAPIENT CORP
filed 2014-08-06
CIK 1008817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2014
Common Stock, $0.01 par value per share	141,745,261

SAPIENT CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included in this Quarterly Report on Form 10-Q, including those related to our cash and liquidity resources, our expected cash outlays, our capital expenditures relating to restructuring and the effects of restructuring certain subsidiaries, future dividend payments, our peoplecount, investing activities, and repurchases of our common stock, the nature of our unbilled revenues, our tax estimates and deferred tax assets and amounts, the outcome of tax audits and proceedings, our accrual of contingent liabilities, the impact of acquisitions and acquisition costs and our fair value estimates, our compensation expense, the ability of our insurance to cover our indemnification arrangements and our fair value estimates of such arrangements, the effects of changes in interest rates and currency exchange rate fluctuations, the impact of new accounting pronouncements and changes to accounting policies, the temporary nature of certain impairments, our assumptions underlying certain impairment reviews, anticipated revenue from our services, including traditional IT consulting services, anticipated client contractual demands, our ability to meet working capital and capital expenditure requirements, the outcome of litigation, benefits of our relationships and strategic alliances, determinations around goodwill, the alignment of our sales professionals, our employee relationships, our competition and our principal competitive factors, our ability to estimate required resources for client arrangements, our technology platforms, borrowings under our credit facility, the nature of our unbilled revenues, our reinvestment of unremitted earnings and our plans regarding whether or not to repatriate overseas funds, our expectations regarding fixed-price contracts and lease extensions, opportunities to earn performance bonuses in customer contracts, the anticipated impact of cross-border mobility and the movement of employees globally, and the cost impact and timing of our internal controls remediation, as well as any statement other than statements of historical facts are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part II, Item 1A, Risk Factors, and elsewhere in this Quarterly Report on Form 10-Q. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Quarterly Report on Form 10-Q was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated and Condensed Financial Statements
SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$281,137	$337,630
Marketable securities	6,309	5,870
Restricted cash, current portion	42	69
Accounts receivable, net of allowance for doubtful accounts of $0 at June 30, 2014 and December 31, 2013	210,114	184,174
Unbilled revenues	116,449	85,436
Prepaid expenses and other current assets	71,165	54,516
Total current assets	685,216	667,695
Restricted cash, net of current portion	1,664	2,019
Property and equipment, net	96,535	85,898
Purchased intangible assets, net	30,252	27,508
Goodwill	152,706	149,142
Other assets	27,716	18,386
Total assets	$994,089	$950,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,772	$30,410
Accrued expenses	79,306	65,348
Accrued compensation	83,798	99,004
Income taxes payable	7,030	18,439
Deferred revenues	28,246	29,866
Total current liabilities	232,152	243,067
Other long-term liabilities	126,054	117,568
Total liabilities	358,206	360,635
Commitments and contingencies (Note 6)
Noncontrolling interest subject to put provisions (Note 8)	748	784
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 146,335,002 and 144,484,051 shares issued, and 141,899,492 and 140,368,351 shares outstanding at June 30, 2014 and December 31, 2013, respectively	1,463	1,445
Additional paid-in capital	593,613	586,673
Treasury stock, at cost, 4,435,510 and 4,125,700 shares at June 30, 2014 and at December 31, 2013, respectively	(48,793)	(43,756)
Accumulated other comprehensive loss	(29,477)	(36,551)
Retained earnings	118,329	81,418
Total Sapient Corporation stockholders’ equity	635,135	589,229
Total liabilities and stockholders’ equity	$994,089	$950,648

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		As Restated		As Restated
Revenues:
Service revenues	$362,187	$314,334	$703,728	$606,972
Reimbursable expenses	16,576	12,273	28,211	22,618
Total gross revenues	378,763	326,607	731,939	629,590
Operating expenses:
Project personnel expenses	246,386	212,213	490,955	419,635
Reimbursable expenses	16,576	12,273	28,211	22,618
Total project personnel expenses and reimbursable expenses	262,962	224,486	519,166	442,253
Selling and marketing expenses	15,172	12,953	30,757	24,703
General and administrative expenses	59,548	53,696	117,505	107,875
Restructuring and other related charges (benefits)	1,871	(31)	1,864	1,983
Amortization of purchased intangible assets	3,822	3,263	7,041	6,920
Acquisition costs and other related charges (benefits)	46	(1,284)	428	(384)
Impairment of intangible asset	—	—	—	1,494
Total operating expenses	343,421	293,083	676,761	584,844
Income from operations	35,342	33,524	55,178	44,746
Interest income	2,053	1,570	4,009	3,076
Interest expense	(820)	(666)	(1,488)	(1,360)
Other income, net	101	296	471	356
Income before income taxes	36,676	34,724	58,170	46,818
Provision for income taxes	13,431	11,972	21,336	18,197
Net income	23,245	22,752	36,834	28,621
Less: Net loss attributable to noncontrolling interest	(41)	(41)	(77)	(87)
Net income attributable to stockholders of Sapient Corporation	$23,286	$22,793	$36,911	$28,708
Basic net income per share attributable to stockholders of Sapient Corporation	$0.16	$0.16	$0.26	$0.21
Diluted net income per share attributable to stockholders of Sapient Corporation	$0.16	$0.16	$0.26	$0.20
Weighted average common shares	141,850	138,791	141,135	138,112
Weighted average dilutive common share equivalents	2,202	4,110	2,652	4,446
Weighted average common shares and dilutive common share equivalents	144,052	142,901	143,787	142,558

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		As Restated		As Restated
Net income	$23,245	$22,752	$36,834	$28,621
Other comprehensive income (loss):
Foreign currency translation adjustments	3,592	(10,555)	7,033	(17,063)
Net unrealized gain on available-for-sale investments, net of taxes	19	52	42	56
Reclassification adjustment for realized loss on available-for-sale investments, net of taxes	—	28	—	28
Net gain on available-for-sale investments	19	80	42	84
Other comprehensive income (loss)	3,611	(10,475)	7,075	(16,979)
Total comprehensive income	26,856	12,277	43,909	11,642
Comprehensive loss attributable to noncontrolling interest	(19)	(155)	(36)	(190)
Comprehensive income attributable to stockholders of Sapient Corporation	$26,875	$12,432	$43,945	$11,832

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
		As Restated
Cash flows from operating activities:
Net income	$36,834	$28,621
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	(2,251)	277
Unrealized loss on financial instruments	21	771
(Gain) loss recognized on disposition of fixed assets	(50)	1,010
Realized gain on investments	(209)	—
Depreciation expense	14,830	13,568
Amortization of purchased intangible assets	7,041	6,920
Loss recognized on sale of available-for-sale marketable securities	—	28
Impairment of intangible asset	—	1,494
Stock-based compensation expense	16,094	14,990
Excess tax benefits from exercise and release of stock-based awards	(4,028)	(1,469)
Non-cash restructuring charges	—	146
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(18,724)	11,221
Unbilled revenues	(25,753)	(21,023)
Prepaid expenses and other current assets	(18,977)	(4,078)
Other assets	(521)	(179)
Accounts payable	1,508	5,162
Accrued compensation	(32,663)	(20,782)
Deferred revenues	(6,121)	(5,914)
Accrued expenses	15,511	1,133
Income taxes payable	(7,597)	4,353
Other long-term liabilities	8,075	4,134
Net cash (used in) provided by operating activities	(16,980)	40,383
Cash flows from investing activities:
Purchases of property and equipment and cost of internally developed software	(22,370)	(17,759)
Proceeds from sale of property and equipment	39	—
Cash paid for acquisitions of businesses, net of cash acquired	(12,812)	(4,993)
Cash paid for asset acquisitions	(1,500)	—
Sales of marketable securities classified as available-for-sale	—	1,372
Purchases of marketable securities classified as available-for-sale	—	(251)
Cash paid for acquisition of cost method investment	(5,526)	(200)
Cash received on financial instruments, net	172	77
Change in restricted cash balances	373	3,515
Net cash used in investing activities	(41,624)	(18,239)
Cash flows from financing activities:
Excess tax benefits from exercise and release of stock-based awards	4,028	1,469
Proceeds from issuance of common stock under stock plans	2,288	1,960
Payment of acquisition date fair value contingent consideration	(3,466)	—
Repurchases of common stock	(4,564)	—
Net cash (used in) provided by financing activities	(1,714)	3,429
Effect of exchange rate changes on cash and cash equivalents	3,825	(10,088)
Net (decrease) increase in cash and cash equivalents	(56,493)	15,485
Cash and cash equivalents at beginning of period	337,630	234,038
Cash and cash equivalents at end of period	$281,137	$249,523
Supplemental cash flow information:
Non-cash investing transactions:
Purchases of property and equipment for which cash had not been paid as of period end	$3,379	$2,659
Settlement of acquisition-related contingent consideration through releases from escrow	$—	$5,520
The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
Restatement of Prior Period Financial Statements
As disclosed previously in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, the Company restated its audited consolidated financial statements as of and for the years ended December 31, 2012 and 2011 and its unaudited quarterly financial information for each of the quarters in the year ended December 31, 2012 and for the first three quarters in the year ended December 31, 2013. The Company has reflected herein its restated unaudited quarterly consolidated and condensed financial information as of and for the three and six months ended June 30, 2013.
For further information regarding the Company's restatement, see Note 16, Restatement.
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
The acquisition date fair value, net of cash acquired, was $12.8 million for the purchase of 100% of OnPoint’s common stock. This total consisted of $12.5 million in cash paid upon closing (net of cash acquired). Of the cash amount paid, $0.8 million was placed into escrow, of which $0.3 million serves as security for any claims made by the Company under the terms of the escrow agreement between the Company and the former owners of OnPoint. The remaining amounts deposited into escrow were related to net working capital adjustments, and were released from escrow during the three months ended June 30, 2014. During the three months ended June 30, 2014, an additional $0.3 million was distributed to the former owners related to net working capital adjustments.
Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The fair values of goodwill, intangible assets and net assets acquired were approximately $1.7 million, $7.8 million, and $3.3 million, respectively.

The Company believes the amount of goodwill is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset). All of the goodwill was allocated to the Company’s Sapient Government Services reportable segment. The following table presents the estimated fair values and useful lives of intangible assets acquired:

	Amount	Weighted Average Useful Life
	(in thousands)	(in years)
Backlog	$5,290	7
Customer relationships	2,260	7
Tradename	230	2
Identifiable intangible assets	$7,780
The useful lives of these intangible assets were based upon the patterns in which the economic benefits related to such assets are expected to be realized, and the intangible assets will be amortized on a basis reflecting those economic patterns. OnPoint's acquired goodwill and intangible assets will be deductible for tax purposes.
Service revenues for OnPoint during the three and six months ended June 30, 2014 were $6.1 million and $10.4 million, respectively. Net losses for OnPoint during the three and six months ended June 30, 2014 were $2.0 million and $3.0 million, respectively. Proforma results of operations have not been included as the acquisition of OnPoint was not material to the Company's operations for any periods presented.
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
Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The preliminary fair values of goodwill, intangible assets and net assets were approximately $13.9 million, $6.1 million, and $1.1 million, respectively. These amounts are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates primarily with respect to certain components of working capital.
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
The former owners of La Comunidad are also eligible to receive additional consideration of up to $24.0 million, which is contingent on the fulfillment of certain financial and other performance conditions during the years ending December 31, 2014 through December 31, 2017. If such conditions are achieved, the consideration is payable under certain circumstances in cash or a combination of cash and common stock, at the Company's discretion up to a defined threshold. Using a discounted cash flow method, the Company recorded an estimated liability of $9.3 million as of the acquisition date and $10.0 million as of June 30, 2014. The Company will continue to assess the probability that the conditions will be fulfilled, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. During the three and six months ended June 30, 2014, the Company recorded an expense of $0.2 million and $0.4 million, respectively, relating to the fair value of the contingent liability. This amount is included in "Acquisition costs and other related charges" in the Company's unaudited consolidated and condensed statements of operations.

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
Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the tangible assets, identifiable intangible assets and net assets was recorded as goodwill. The fair values of goodwill, intangible assets and net assets were $6.3 million, $1.4 million, and $(0.4) million, respectively.
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
The former owners of iThink are eligible to receive additional cash consideration of up to $11.7 million, which is contingent on the fulfillment of certain financial conditions during the three years ending December 31, 2015. Using a discounted cash flow method, the Company recorded an estimated contingent consideration liability of $0.7 million as of the acquisition date, and zero as of June 30, 2014. The Company will continue to assess the probability that the conditions will be fulfilled and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. During the six months ended June 30, 2014, the Company recorded a benefit of less than $0.1 million, relating to the remeasurement of the fair value of the contingent liability. This amount is included in "Acquisition costs and other related charges" in the Company's unaudited consolidated and condensed statements of operations. The contingent consideration liability is denominated in a foreign currency and, therefore, its value as reported in U.S. dollars on the Company’s consolidated balance sheet may change from period to period due to currency exchange rate fluctuations. During the three months ended June 30, 2014, the Company executed an Employment Agreement with one of iThink's minority owners, pursuant to which the individual waived all rights to the contingent consideration.
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
During the three months ended December 31, 2013, the Company made additional capital contributions which increased Company's ownership from 81% to 84% of the outstanding securities of iThink.
(m)Phasize, LLC
On December 27, 2012, the Company acquired 100% of the membership interests of (m)Phasize, LLC (“(m)Phasize”), a marketing analytics company located in Westport, Connecticut. The Company acquired (m)Phasize to strengthen its analytics services and marketing mix modeling capabilities.
The acquisition date fair value, net of cash acquired, was $18.5 million for the purchase of 100% of (m)Phasize’s membership interests. This total consisted of $12.1 million in cash, inclusive of net working capital adjustments, stock-based awards with an estimated fair value of $0.3 million, and deferred contingent consideration with an estimated fair value of $6.1 million. Of the cash amount, $2.5 million was placed into escrow; $1.2 million served as security for any claims made by the Company under the terms of an escrow agreement between the Company and the former owners of (m)Phasize and was released to the former owners of (m)Phasize during the three months ended June 30, 2014; $1.0 million was contingent upon meeting certain revenue targets and was released to the former owners of (m)Phasize during the three months ended March 31, 2013; and $0.3 million related to final working capital adjustments and was released to the former owners of (m)Phasize in July 2013.
Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The fair values of goodwill, intangible assets and net assets were $11.8 million, $5.9 million, and $0.8 million, respectively.
The former members of (m)Phasize are also eligible to receive additional consideration of up to $12.8 million, which is contingent on the fulfillment of certain financial conditions during the year ended December 31, 2013 and the year ending December 31, 2014. If such conditions are achieved, the consideration is payable under certain circumstances in cash or a combination of cash and common stock, at the Company's discretion up to a defined threshold. Using a discounted cash flow method, the Company recorded an estimated liability of $6.1 million as of the acquisition date. As of December 31, 2013, one of the financial conditions was achieved and as a result, $5.5 million was paid to the former shareholders of (m)Phasize during the three months ended June 30, 2014. As of June 30, 2014, using a discounted cash flow method, the Company recorded an estimated liability of $3.9 million. The Company will continue to assess the probability that the conditions will be fulfilled, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. During the three and six months ended June 30, 2014, the Company recorded a benefit of $0.7 million and an expense of $2.0 million, respectively, relating to the remeasurement of the fair value of the contingent liability. This amount is included in “Acquisition costs and other related charges” in the Company’s unaudited consolidated and condensed statements of operations.
Second Story Inc.
On November 1, 2012, the Company acquired Second Story Inc. (“Second Story”), an interactive studio operating in the United States. The Company acquired Second Story to strengthen the Company’s ability to craft physical and digital experiences from web and mobile to in-store and in-venue.
The acquisition date fair value, net of cash acquired, was $9.9 million for the purchase of 100% of Second Story’s outstanding shares. This total consisted of $6.0 million in cash, restricted stock with an estimated fair value of $2.1 million, and deferred stock consideration with an estimated fair value of $1.8 million. Of the cash amount, $0.9 million was placed into escrow; $0.5 million served as security for any claims made by the Company under the terms of an escrow agreement between the Company and the former owners of Second Story, and $0.4 million was related to final working capital adjustments. These escrow amounts were released to the former owners of Second Story during the three-months ended March 31, 2013. As of June 30, 2014, the fair value of the deferred stock consideration was $1.7 million.
Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The fair values of goodwill, intangible assets and net assets were $6.5 million, $2.4 million, and $1.0 million, respectively.
D&D Holdings Limited
On September 6, 2011, the Company acquired D&D Holdings Ltd. (“DAD”), a London-based advertising agency operating in the United Kingdom and continental Europe. The Company acquired DAD in order to strengthen its capabilities in marketing campaign production and direct response measurement.
The acquisition date fair value, net of cash acquired, was $45.2 million for the purchase of 100% of DAD’s outstanding shares. The $45.2 million consisted of $29.5 million in cash and deferred contingent consideration with an estimated fair value of $15.7 million. Of the cash amount, $9.8 million was placed into escrow to serve as security for any claims made by the Company under the terms of an escrow agreement between the Company and the former owners of DAD. The escrow amount may be utilized for the potential settlement of a portion of the deferred contingent consideration.
Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The fair values of goodwill, intangible assets and net assets were $24.0 million, $25.2 million, and $(4.0) million, respectively.
The former shareholders of DAD were also eligible to receive additional consideration of up to $21.9 million, which is contingent on the fulfillment of certain financial conditions within the period from July 1, 2011 to June 30, 2014. If such conditions were achieved, the consideration was payable under certain circumstances in cash, common stock or a combination of both, at the Company's discretion up to a defined threshold. Using a discounted cash flow method, the Company recorded an estimated liability of $15.7 million as of the acquisition date. During the three months ended March 31, 2012, one of the financial conditions was achieved and as a result, $4.7 million of the escrow was released to the former shareholders of DAD during the three months ended June 30,

2012. At December 31, 2012, another of the financial conditions was achieved and as a result, $4.8 million of the escrow was released to the former shareholders of DAD during the three months ending March 31, 2013. As of June 30, 2014, the performance period of the remaining financial conditions ended and the Company recorded an estimated liability of $3.8 million, which represented the preliminary amount to be paid as a result of the partial achievement of the financial conditions. During the three and six months ended June 30, 2014, the Company recorded a benefit of $0.3 million and $2.8 million, respectively, relating to remeasurement of the fair value of the contingent liability, which are included in “Acquisition costs and other related charges” in the Company’s consolidated and condensed statements of operations. This liability is denominated in a foreign currency and therefore, its value as reported in U.S. dollars on the Company’s unaudited consolidated and condensed balance sheets may change from period to period due to currency exchange rate fluctuations.
(3) Marketable Securities and Fair Value Disclosures
Marketable Securities
As of June 30, 2014 and December 31, 2013, all of the Company’s marketable securities were classified as available-for-sale and their estimated fair values were $6.3 million and $5.9 million, respectively.
The following table presents details of the Company’s marketable securities as of June 30, 2014 and December 31, 2013 (in thousands):

	Available-for-Sale Securities as of June 30, 2014				Available-for-Sale Securities as of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Mutual funds	$6,329	$9	$(29)	$6,309	$5,934	$—	$(64)	$5,870
Total	$6,329	$9	$(29)	$6,309	$5,934	$—	$(64)	$5,870
There were no other-than-temporary impairment losses recorded during the three and six months ended June 30, 2014 or 2013. Any other-than-temporary impairment losses on marketable securities would be recorded in “Other income, net” in the Company’s unaudited consolidated and condensed statements of operations.
Fair Value Disclosures
ASC 820, Fair Value Measures and Disclosures, establishes a value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•
Level 1 assets consist of money market fund deposits and mutual funds that are traded in active markets with sufficient volume and frequency of transactions. The fair values of these assets were determined from quoted prices in active markets for identical assets.

•
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

•
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

The Company records certain assets and liabilities at fair value. The following tables present the Company’s fair value hierarchy for its assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements at June 30, 2014 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Financial assets:
Bank time deposits	Cash and cash equivalents	$—	$83,287	$—	$83,287
Money market fund deposits	Cash and cash equivalents	6,182	—	—	6,182
Mutual funds	Marketable securities, current portion	6,309	—	—	6,309
Indemnification assets associated with acquisitions, current	Prepaid expenses and other current assets	—	—	604	604
Indemnification assets associated with acquisitions, noncurrent	Other assets	—	—	227	227
Total		$12,491	$83,287	$831	$96,609

		Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts	Accrued expenses	$—	$90	$—	$90
Contingent consideration liability associated with acquisitions, current	Accrued expenses	—	—	10,155	10,155
Contingent consideration liability associated with acquisitions, noncurrent	Other long-term liabilities	—	—	7,626	7,626
Total		$—	$90	$17,781	$17,871

		Fair Value Measurements at December 31, 2013 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Financial assets:
Bank time deposits	Cash and cash equivalents	$—	$79,662	$—	$79,662
Money market fund deposits	Cash and cash equivalents	14,154	—	—	14,154
Mutual funds	Marketable securities, current portion	5,870	—	—	5,870
Foreign exchange option contracts, net	Prepaid expenses and other current assets	—	129	—	129
Indemnification assets associated with acquisitions, current	Prepaid expenses and other current assets	—	—	304	304
Indemnification assets associated with acquisitions, noncurrent	Other assets	—	—	597	597
Total		$20,024	$79,791	$901	$100,716

		Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts	Accrued expenses	$—	$175	$—	$175
Contingent consideration liability associated with acquisitions, current	Accrued expenses	—	—	11,237	11,237
Contingent consideration liability associated with acquisitions, noncurrent	Other long-term liabilities	—	—	12,426	12,426
Total		$—	$175	$23,663	$23,838
The Company did not have any transfers of assets or liabilities between Level 1 and Level 2 or Level 3 of the fair value measurement hierarchy during the three or six months ended June 30, 2014.

The following table presents a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis for the six months ended June 30, 2014 (in thousands):

	Level 3 Inputs
	Assets	Liabilities
Balance at December 31, 2013	$901	$23,663
Payment of contingent consideration liability	—	(5,500)
Change in fair value of contingent consideration liability, included in acquisition costs and other related benefits	—	(973)
Change in fair value of acquired indemnification assets and contingent consideration liability, included in currency translation adjustments	60	161
Increase in fair value of contingent consideration liability, included in general and administrative expenses	—	430
Change in indemnification assets recorded in acquisitions	(130)	—
Balance at June 30, 2014	$831	$17,781
The Company’s non-financial assets and liabilities, which include goodwill and long-lived assets held and used, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, the Company would evaluate the non-financial assets and liabilities for impairment. If an impairment was to occur, the asset or liability would be recorded at its estimated fair value. During the three months ended March 31, 2013, the Company recorded an impairment of its Nitro customer list intangible asset in the amount of $1.5 million. No impairment was recorded in the three and six months ended June 30, 2014. See Note 11, Goodwill and Purchased Intangible Assets, for additional information.
(4) Stock-Based Compensation
Project personnel expenses, selling and marketing expenses and general and administrative expenses presented in the accompanying unaudited consolidated and condensed statements of operations include the following stock-based compensation expense amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		As Restated		As Restated
Project personnel expenses	$4,729	$5,070	$9,858	$9,477
Selling and marketing expenses	238	252	508	540
General and administrative expenses	3,160	2,512	5,728	4,973
Total stock-based compensation expense	$8,127	$7,834	$16,094	$14,990
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
During the second quarter of 2011, the Company granted an aggregate of 294,000 RSUs with service and performance conditions to six members of its leadership team. Any units which become eligible for vesting as a result of fulfillment of the performance conditions will vest only if the recipient remains continuously employed with the Company through the award vesting period. On April 1, 2014, the recipients fulfilled the service conditions and received 81,323, 69,848 and 87,268 units for the performance conditions partially achieved during the years ended December 31, 2013, 2012, and 2011, respectively.
On April 1, 2014, the Company granted an aggregate of 280,591 RSUs with service and performance conditions to five members of its leadership team. Any units which become eligible for vesting as a result of fulfillment of the performance conditions will vest only if the recipient remains continuously employed with the Company through the award vest date of April 1, 2017.

The following table presents activity relating to stock options under all of the Company’s stock option plans during the six months ended June 30, 2014 (in thousands, except prices):

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2013	463	$6.55
Options exercised	(364)	$6.28
Options forfeited/canceled	(9)	$6.14
Outstanding as of June 30, 2014	90	$7.68
Outstanding, vested and exercisable as of June 30, 2014	90	$7.68
Aggregate intrinsic value of outstanding, vested and exercisable	$762
The aggregate intrinsic value of stock options exercised in the six months ended June 30, 2014 and 2013 was $3.7 million and $4.4 million, respectively, determined at the exercise date. As of June 30, 2014, all stock options outstanding were vested and exercisable. As of June 30, 2014, there was no remaining unrecognized compensation expense related to non-vested stock options.
The following table presents activity relating to RSUs during the six months ended June 30, 2014 (in thousands, except prices):

	Number of Shares Underlying Restricted Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2013	6,828	$6.97
Restricted units granted	2,304	$17.21
Restricted units vested	(2,297)	$17.08
Restricted units forfeited/canceled	(287)	$12.77
Unvested as of June 30, 2014	6,548	$6.77
Expected to vest as of June 30, 2014	5,984	$6.77
The weighted-average grant date fair value of RSUs granted during the six months ended June 30, 2014 and 2013 was $17.21 and $12.02 per RSU, respectively. The aggregate intrinsic value of RSUs vested during the six months ended June 30, 2014 and 2013 was $39.2 million and $23.1 million, respectively. As of June 30, 2014, the aggregate intrinsic value of non-vested RSUs, net of estimated forfeitures, was $106.4 million. As of June 30, 2014, unrecognized compensation expense related to non-vested RSUs was $71.5 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.6 years.
(5) Net Income Per Share
The following table presents the computation of basic and diluted net income per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		As Restated		As Restated
Net income attributable to stockholders of Sapient Corporation	$23,286	$22,793	$36,911	$28,708
Basic net income per share:
Weighted average common shares outstanding	141,850	138,791	141,135	138,112
Basic net income per share attributable to stockholders of Sapient Corporation	$0.16	$0.16	$0.26	$0.21
Diluted net income per share:
Weighted average common shares outstanding	141,850	138,791	141,135	138,112
Weighted average dilutive common share equivalents	2,202	4,110	2,652	4,446
Weighted average common shares and dilutive common share equivalents	144,052	142,901	143,787	142,558
Diluted net income per share attributable to stockholders of Sapient Corporation	$0.16	$0.16	$0.26	$0.20
Anti-dilutive options and share-based awards not included in the calculation	1,774	28	10	14

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
The Company accrues loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. As of June 30, 2014, the Company has recorded an accrual of $0.5 million for loss contingencies, which represents the better estimate within the probable range of $0.3 million and $2.3 million, related to all probable losses where a reasonable estimate could be made.
The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible, but not probable. As of June 30, 2014, the Company does not have any reasonably possible losses for which an estimate can be made. Although the Company intends to defend its legal matters vigorously, the ultimate outcome of these matters is uncertain. However, the Company does not expect the potential losses, if any, to have a material adverse impact on its operating results, cash flows, or financial condition.
(7) Income Taxes
For the three and six months ended June 30, 2014, the Company recorded income tax provisions of $13.4 million and $21.3 million, respectively, compared to $12.0 million and $18.2 million, respectively, for the three and six months ended June 30, 2013. Income tax is related to federal, state, and foreign tax obligations. The increase in tax expense was primarily related to the increase in profit before taxes, partially offset by jurisdictional mix.
For the six months ended June 30, 2014, the Company’s effective tax rate varied from the statutory tax rate primarily due to state income taxes, the tax rate differential attributable to income earned by the Company’s foreign subsidiaries and the related mix of jurisdictional profits, and changes in uncertain tax positions.
The Company enjoys the benefits of income tax holidays in certain jurisdictions in which it operates. In 2009, the Company established a new India unit in a Special Economic Zone (“SEZ”) which was entitled to a five year, 100% tax holiday, which ended on March 31, 2014. Immediately following the expiration of the 100% tax holiday, the SEZ unit is entitled to a five year, 50% tax holiday, which ends on March 31, 2019. In 2011, the Company established three new India business units in SEZs, which are eligible for similar tax benefits.
Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2014, a valuation allowance is maintained against its U.S. deferred tax assets associated with certain capital loss and state tax net operating loss carryforwards. The Company continues to believe that the remainder of its U.S. deferred tax assets and the deferred tax assets of its foreign subsidiaries are more likely than not to be realized, and therefore, no valuation allowance has been recorded against these assets.
The Company had gross unrecognized tax benefits, including interest and penalties, of $34.4 million as of June 30, 2014 and $30.8 million as of December 31, 2013. The amounts of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate were $33.2 million and $29.7 million as of June 30, 2014 and December 31, 2013, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2014 and December 31, 2013, accrued interest and penalties were $5.4 million and $4.2 million, respectively.
The Company conducts business globally, and as a result, the Company and its subsidiaries file income tax returns in the U.S. federal and state jurisdictions as well as various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Germany, India, Switzerland, the United Kingdom and the United States. The Company is currently under examination in the United States for the fiscal years ended December 31, 2010, 2011, and 2012, and in India for the fiscal years ended March 31, 2008, 2009, 2010, and 2011. The statute of limitations in the Company’s other tax jurisdictions remain open for various periods between 2006 and the present. However, carryforward attributes from prior closed years may still be adjusted upon examination by tax authorities if they are used in open periods.

Although the Company believes its tax estimates are appropriate, the final determination of tax audits and proceedings could result in favorable or unfavorable changes in its estimates. The Company anticipates the settlement of tax audits and proceedings, as well as the expiration of relevant statutes of limitations in the next twelve months could result in a decrease in its gross unrecognized tax benefits, including interest and penalties, of between $6.0 million and $7.0 million.
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
During the three months ended December 31, 2013, the Company made additional capital contributions, which increased the Company's ownership from 81% to 84% of the outstanding securities of iThink.
As of June 30, 2014, the Company's potential obligations under these put options were approximately $0.7 million, of which none were exercisable.
The following table presents a roll forward of the noncontrolling interest subject to put provisions during the six months ended June 30, 2014 and 2013 (in thousands):

	Six months ended June 30,
	2014	2013
		As Restated
Beginning Balance	$784	$—
Acquisitions during the period	—	1,205
Net loss	(77)	(87)
Other comprehensive income	41	(103)
Ending Balance	$748	$1,015
(9) Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance. The Company's CODM is its Chief Executive Officer.

The Company identifies such segments based upon target client markets because each operating segment helps clients identify and act upon opportunities to improve their business performance, but strategically serves a different market. The Company considered qualitative factors, including the economic characteristics of each operating segment to determine if any qualified for aggregation. More specifically, the Company evaluated the economic characteristics, the nature of products and services, the methods used to provide services, the types of customers, and the nature of the corresponding regulatory environment of its operating segments. As a result, the Company identified the following reportable segments: SapientNitro, Sapient Global Markets, and Sapient Government Services.

The CODM evaluates performance based upon each segment's operating income, which is defined as income before allocations of certain marketing and general and administrative expenses. These charges are excluded from evaluation of performance because these activities and costs generally impact areas that support all of the segments and, therefore, are managed separately. Management does not allocate amortization of purchased intangible assets, acquisition costs and other related charges (benefits), stock-based compensation expense, impairment of intangible asset, restructuring and other related charges (benefits), or interest and other income to the segments for the review of results by the CODM. Asset information by segment is not reported to or reviewed by the CODM, and therefore, the Company has not disclosed asset information for the segments.

The following tables present the service revenues and income from operations attributable to the Company’s reportable segments for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		As Restated		As Restated
Service Revenues:
SapientNitro	$241,518	$212,695	$469,302	$408,541
Sapient Global Markets	98,506	87,542	192,295	170,598
Sapient Government Services	22,163	14,097	42,131	27,833
Total service revenues	$362,187	$314,334	$703,728	$606,972
Income Before Income Taxes:
SapientNitro	$81,779	$69,873	$150,543	$125,597
Sapient Global Markets	28,705	27,550	55,783	51,563
Sapient Government Services	4,130	3,926	7,844	7,816
Total reportable segments operating income (1)	114,614	101,349	214,170	184,976
Less: reconciling items (2)	(77,938)	(66,625)	(156,000)	(138,158)
Total income before income taxes	$36,676	$34,724	$58,170	$46,818

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

(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		As Restated		As Restated
Centrally managed functions	$65,406	$58,043	$130,750	$115,227
Stock-based compensation expense	8,127	7,834	16,094	14,990
Restructuring and other related charges (benefits)	1,871	(31)	1,864	1,983
Amortization of purchased intangible assets	3,822	3,263	7,041	6,920
Acquisition costs and other related charges (benefits)	46	(1,284)	428	(384)
Impairment of intangible asset	—	—	—	1,494
Other (3)	—	—	2,815	—
Interest and other income, net	(1,334)	(1,200)	(2,992)	(2,072)
Total reconciling items	$77,938	$66,625	$156,000	$138,158
(3) In the six months ended June 30, 2014, the Company incurred a $2.8 million one-time project personnel expense charge to reimburse employees for costs incurred as part of a restructuring of a global travel program. As this is unrelated to current operations, and neither comparable to prior periods nor predictive of future results, the Company has excluded it from the reportable segments operating income in evaluating management performance.

(10) Geographic Data
The following tables present data for the geographic regions in which the Company operates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		As Restated		As Restated
Service revenues (1):
United States	$223,429	$196,444	$433,502	$378,645
United Kingdom	64,296	27,692	118,454	52,445
Rest of International	74,462	90,198	151,772	175,882
Total service revenues	$362,187	$314,334	$703,728	$606,972

	June 30, 2014	December 31, 2013
Long-lived tangible assets (2):
United States	$40,692	$34,198
India	37,740	35,094
United Kingdom	9,312	8,670
Rest of International	8,791	7,936
Total long-lived tangible assets (3)	$96,535	$85,898

(1)	Allocation of service revenues to individual countries is based on the location of the Sapient legal entity that contracts with the client.

(2)	Allocation of long-lived tangible assets to individual countries is based on the location of the Sapient legal entity that has title to the assets.

(3)	Reflects net book value of the Company’s property and equipment.
(11) Goodwill and Purchased Intangible Assets
The following table presents the changes in goodwill allocated to the Company’s reportable segments during the six months ended June 30, 2014 (in thousands):

	SapientNitro	Sapient Global Markets	Sapient Government Services	Total
Goodwill as of December 31, 2013	$118,642	$30,500	$—	$149,142
Acquisitions during the period	—	—	1,708	1,708
Adjustments	(26)	—	—	(26)
Foreign currency exchange rate effect	1,409	473	—	1,882
Goodwill as of June 30, 2014	$120,025	$30,973	$1,708	$152,706
The following table summarizes purchased intangible assets as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists and customer relationships	$48,588	$(28,593)	$19,995	$45,569	$(24,520)	$21,049
Non-compete agreements	12,271	(11,565)	706	12,168	(10,513)	1,655
Intellectual property	5,761	(2,373)	3,388	5,765	(1,879)	3,886
Tradename	6,834	(4,885)	1,949	4,797	(3,879)	918
Backlog	5,290	(1,076)	4,214	—	—	—
Total purchased intangible assets	$78,744	$(48,492)	$30,252	$68,299	$(40,791)	$27,508

Amortization expense related to purchased intangible assets was $3.8 million and $3.3 million for the three months ended June 30, 2014 and 2013, respectively, and $7.0 million and $6.9 million for the six months ended June 30, 2014 and 2013, respectively. Estimated future amortization expense as of June 30, 2014 is $6.7 million for the remainder of 2014, $9.2 million for 2015, $6.0 million for 2016, $4.5 million for 2017, $2.8 million for 2018, and $1.1 million thereafter.
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
In estimating the undiscounted future net cash flows expected to be generated by this intangible asset, management considered the following factors: actual customer attrition rates since the acquisition date; expected future attrition rates; estimated undiscounted net cash flows generated by the intangible asset since the acquisition date; estimated undiscounted net cash flows expected to be generated by the intangible asset over its remaining expected useful life; and the expected remaining useful life of the intangible asset. In the course of these impairment reviews, the Company considered multiple future scenarios and the expected likelihood of those scenarios occurring, based on the information which was known to management at the times the reviews were performed. These impairment reviews involved the use of significant judgment by management, and different judgments could yield different results. The net book value of the Nitro customer list intangible asset was $0.2 million as of June 30, 2014.

(12) Restructuring and Other Related Charges (Benefits)
Short-term and long-term restructuring and other related liabilities are recorded in "Accrued expenses" and "Other long-term liabilities," respectively, in the consolidated balance sheets.
2014 Restructuring Event
During the three months ended June 30, 2014, the Company recorded a restructuring charge of $1.9 million related to cash severance and other termination benefits for approximately 42 employees across multiple functions. Substantially all of the workforce charges were related to the Company's SapientNitro reportable segment.
2013 Restructuring Event
During the year ended December 31, 2013, the Company recorded a restructuring charge of $2.0 million related to cash severance and other termination benefits for approximately 82 employees across multiple functions. Of the total charges, $1.3 million and $0.5 million were recorded to the Company's SapientNitro and Global Markets reportable segments, respectively.
The following table presents activity during the six months ended June 30, 2014 related to all restructuring events (in thousands):

	Other Prior Restructuring Events		2014 Restructuring Event
	Facilities	Workforce	Workforce	Totals
Balance at December 31, 2013	$185	$312	$—	$497
2014 (benefits) provisions, net	(3)	—	1,874	1,871
Cash utilized	(30)	—	(823)	(853)
Foreign currency exchange rate effect	—	11	5	16
Balance at June 30, 2014	$152	$323	$1,056	$1,531
The total remaining accrued restructuring balance of $1.5 million as of June 30, 2014 is expected to be paid in full by March 31, 2016.

(13) Foreign Currency Exposures and Derivative Instruments
Foreign Currency Transaction Exposure
Foreign currency transaction exposure is derived primarily from intercompany transactions of a short-term nature and transactions with clients or vendors in currencies other than the functional currency of the legal entity in which the transaction is recorded. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency at each reporting period using period-end exchange rates, and any resulting gain or loss as a result of currency fluctuations is recorded in “General and administrative expenses” in the Company’s unaudited consolidated and condensed statements of operations. Foreign currency transaction net losses of $0.6 million and $0.1 million were recorded in the three months ended June 30, 2014 and 2013, respectively. Foreign currency transaction net losses of $1.0 million and $1.8 million were recorded for the six months ended June 30, 2014 and 2013, respectively.
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
Currently, the Company enters into 30-day average rate instruments covering rolling periods of up to four months, with the following notional amounts outstanding as of June 30, 2014:

•	1.5 billion Indian rupees (approximately $25.1 million);

•	5 million British pounds sterling (approximately $8.5 million); and

•	1.3 million euros (approximately $1.7 million).
Because these instruments are average rate option collars that are settled on a net basis with the counterparty banks, the Company has not recorded the gross underlying notional amounts in its unaudited consolidated and condensed balance sheets as of June 30, 2014 or December 31, 2013. Open option positions as of June 30, 2014 will settle in the three month period ending September 30, 2014. None of the Company’s derivative financial instruments qualified for hedge accounting.
The following table presents the fair values of the derivative assets and liabilities recorded on the Company’s unaudited consolidated and condensed balance sheets as of June 30, 2014 and December 31, 2013 (in thousands):

		June 30,	December 31
Derivative Instrument	Balance Sheet Classification	2014	2013
Foreign exchange option contracts (asset)	Prepaid and other current assets	$—	$129
Foreign exchange option contracts (liability)	Accrued expenses	$90	$175

Realized and unrealized gains and losses on the Company’s foreign exchange option contracts are included in “General and administrative expenses” in the unaudited consolidated and condensed statements of operations. The following table presents the effect of net realized and unrealized gains and losses relating to the Company’s foreign exchange option contracts on its results of operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Realized/Unrealized (loss) gain on financial instruments		As Restated		As Restated
Net realized gain (loss) on foreign exchange option contracts not designated as accounting hedges	$242	$(101)	$184	$76
Net unrealized (loss) on foreign exchange option contracts not designated as accounting hedges	(408)	(1,045)	(21)	(771)
Total	$(166)	$(1,146)	$163	$(695)
(14) Stockholders’ Equity
The Company uses the cost method to account for its treasury stock transactions. Shares of treasury stock are issued in connection with the Company’s stock option plans, restricted stock plans, employee stock purchase plan, and acquisitions using the average cost basis method. On May 9, 2012, the Board of Directors of the Company authorized a stock repurchase program of up to $100 million of the Company’s common stock within two years from the authorization date. Under the program, management of the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. Depending on market conditions and other factors, the repurchases may be commenced or suspended at any time or from time to time, without prior notice. During the three and six months ended June 30, 2014, under this program, the Company repurchased 70,010 shares of its common stock, at an average price of $15.93 per share, for an aggregate purchase price of $1.1 million. Through May 9, 2014, the Company repurchased 4,338,306 shares of its common stock, at an average price of $10.67 per share for an aggregate purchase price of $46.3 million. As of May 9, 2014, the authorization for the program expired.
On May 12, 2014, the Board of Directors of the Company authorized a stock repurchase program of up to $150 million of the Company’s common stock. Under this new program, management of the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. Depending on market conditions and other factors, the repurchases may be commenced or suspended at any time or from time to time, without prior notice. During the three months ended June 30, 2014, under this program, the Company repurchased 239,800 shares of its common stock at an average price of $16.35 per share for an aggregate purchase price of $3.9 million, including transaction costs. As of June 30, 2014, $146.1 million remained available for repurchases under this program.
(15) Line of Credit
On July 11, 2012, Sapient International GmbH, a Switzerland subsidiary of the Company (the “Borrower”), entered into an uncommitted, multi-currency revolving credit facility (the “Facility”) with a bank. The Facility permits the Borrower to request advances for general working capital purposes, in U.S. dollars, British pounds sterling and euros, not to exceed an equivalent of $20 million U.S. dollars in the aggregate. On April 29, 2014, the Company amended the Facility primarily to add Sapient Limited, a subsidiary of Sapient U.K., as an additional borrower. All other terms of the amended facility remained consistent with the original Facility. For each advance, the Borrower requests a term of one, two, three or six months, or such other period to which the Borrower and the bank may agree. Each advance is due for repayment on the last day of the agreed-upon term, or upon demand by the bank or termination of the Facility. Each advance bears interest at an annualized rate equal to the London Interbank Offered Rate (“LIBOR”) benchmark rate in effect on the advance date and applicable to the relevant term plus 2.25%. Interest is payable every three months, or at the end of the relevant advance term if such term is less than three months. The Facility does not have a contractual term, but the bank may terminate the Facility at any time. The Facility does not include any financial covenants. Any obligations incurred by the Borrower under the Facility are guaranteed at all times by Sapient Corporation. As of August 6, 2014, the Borrower had not drawn any advances under the Facility.

(16) Restatement
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
Although the Company believes the recorded employment-related tax liabilities associated with the movement of employees globally are appropriate, the final determination of tax audits and settlement discussions with local tax authorities could result in potential favorable or unfavorable changes to these estimates.
In addition, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company also corrected certain other immaterial prior period errors in the Company’s consolidated financial statements into the periods in which they originated.
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
This Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 includes the impact of the restatement on the comparative unaudited quarterly financial information for the quarter ended June 30, 2013.  In addition, the Company’s future Quarterly Reports on Form 10-Q for subsequent quarterly periods during 2014 will reflect the impact of the restatement in the 2013 comparative prior quarter and year to date periods.

The account balances labeled "As Reported" in the following tables for the quarter ended June 30, 2013 represent the previously reported unaudited balances in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
The effects of these prior period errors on the unaudited consolidated financial statements are as follows:

	June 30, 2013
	As Reported	Adjustments	As Restated
Consolidated Unaudited Balance Sheet:	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$249,523	$—	$249,523
Marketable securities, current portion	6,016	—	6,016
Restricted cash, current portion	102	—	102
Accounts receivable, net of allowance for doubtful accounts of $0 at June 30, 2013	156,182	—	156,182
Unbilled revenues	92,157	—	92,157
Deferred tax assets, current portion	15,037	—	15,037
Prepaid expenses and other current assets	55,323	(7,480)	47,843
Total current assets	574,340	(7,480)	566,860
Restricted cash, net of current portion	2,392	—	2,392
Property and equipment, net	79,847	87	79,934
Purchased intangible assets, net	26,928	—	26,928
Goodwill	131,267	—	131,267
Other assets	9,087	12,696	21,783
Total assets	$823,861	$5,303	$829,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,660	$—	$29,660
Accrued expenses	56,680	777	57,457
Accrued compensation	84,645	(15,865)	68,780
Income taxes payable	10,478	(6,805)	3,673
Deferred revenues	22,212	—	22,212
Total current liabilities	203,675	(21,893)	181,782
Deferred tax liabilities, net of current portion	21,002	—	21,002
Other long-term liabilities	69,033	38,460	107,493
Total liabilities	293,710	16,567	310,277
Commitments and contingencies
Noncontrolling interest subject to put provisions	1,015	—	1,015
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at June 30, 2013	—	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 143,966,276 shares issued, and 139,813,241 shares outstanding at June 30, 2013	1,440	—	1,440
Additional paid-in capital	570,679	—	570,679
Treasury stock, at cost, 4,153,035 shares at June 30, 2013	(43,755)	—	(43,755)
Accumulated other comprehensive loss	(42,892)	—	(42,892)
Retained earnings	43,664	(11,264)	32,400
Total Sapient Corporation stockholders' equity	529,136	(11,264)	517,872
Total liabilities and stockholders’ equity	$823,861	$5,303	$829,164

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Unaudited Statement of Operations:	(In thousands, except per share amounts)
Revenues:
Service revenues	$314,334	$—	$314,334	$606,972	$—	$606,972
Reimbursable expenses	12,273	—	12,273	22,618	—	22,618
Total gross revenues	326,607	—	326,607	629,590	—	629,590
Operating expenses:
Project personnel expenses	211,536	677	212,213	418,281	1,354	419,635
Reimbursable expenses	12,273	—	12,273	22,618	—	22,618
Total project personnel expenses and reimbursable expenses	223,809	677	224,486	440,899	1,354	442,253
Selling and marketing expenses	12,994	(41)	12,953	24,786	(83)	24,703
General and administrative expenses	53,519	177	53,696	107,521	354	107,875
Restructuring and other related charges	(31)	—	(31)	1,983	—	1,983
Amortization of purchased intangible assets	3,263	—	3,263	6,920	—	6,920
Acquisition costs and other related charges	(1,284)	—	(1,284)	(384)	—	(384)
Impairment of intangible asset	—	—	—	1,494	—	1,494
Total operating expenses	292,270	813	293,083	583,219	1,625	584,844
Income from operations	34,337	(813)	33,524	46,371	(1,625)	44,746
Interest income	1,570	—	1,570	3,076	—	3,076
Interest expense	(666)	—	(666)	(1,360)	—	(1,360)
Other income, net	296	—	296	356	—	356
Income before income taxes	35,537	(813)	34,724	48,443	(1,625)	46,818
Provision for income taxes	12,250	(278)	11,972	18,626	(429)	18,197
Net income	23,287	(535)	22,752	29,817	(1,196)	28,621
Less: Net loss attributable to noncontrolling interest	(41)	—	(41)	(87)	—	(87)
Net income attributable to stockholders of Sapient Corporation	$23,328	$(535)	$22,793	$29,904	$(1,196)	$28,708
Basic net income per share attributable to stockholders of Sapient Corporation	$0.17	$(0.01)	$0.16	$0.22	$(0.01)	$0.21
Diluted net income per share attributable to stockholders of Sapient Corporation	$0.16	$—	$0.16	$0.21	$(0.01)	$0.20
Weighted average common shares	138,791	—	138,791	138,112	—	138,112
Weighted average dilutive common share equivalents	4,110	—	4,110	4,446	—	4,446
Weighted average common shares and dilutive common share equivalents	142,901	—	142,901	142,558	—	142,558

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Unaudited Statement of Comprehensive Income:	(In thousands, except per share amounts)
Net income	$23,287	$(535)	$22,752	$29,817	$(1,196)	$28,621
Other comprehensive loss:
Foreign currency translation adjustments	(10,555)	—	(10,555)	(17,063)	—	(17,063)
Net unrealized gain on available-for-sale investments, net of taxes	52	—	52	56	—	56
Reclassification adjustment for realized loss on available-for-sale investments, net of taxes	28	—	28	28	—	28
Net unrealized gain on available-for-sale investments	80	—	80	84	—	84
Other comprehensive loss	(10,475)	—	(10,475)	(16,979)	—	(16,979)
Total comprehensive income	12,812	(535)	12,277	12,838	(1,196)	11,642
Comprehensive loss attributable to noncontrolling interest	(155)	—	(155)	(190)	—	(190)
Comprehensive income attributable to stockholders of Sapient Corporation	$12,967	$(535)	$12,432	$13,028	$(1,196)	$11,832

	Six Months Ended
	June 30, 2013
	As Reported	Adjustments	As Restated
Consolidated Unaudited Statement of Cash Flows:	(In thousands)
Cash flows from operating activities:
Net income	$29,817	$(1,196)	$28,621
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	1,233	(956)	277
Unrealized loss on financial instruments	771	—	771
Loss recognized on disposition of fixed assets	1,010	—	1,010
Depreciation expense	13,556	12	13,568
Amortization of purchased intangible assets	6,920	—	6,920
Loss recognized on sale of available-for-sale marketable securities	28	—	28
Impairment of intangible asset	1,494	—	1,494
Stock-based compensation expense	14,990	—	14,990
Excess tax benefits from exercise and release of stock-based awards	(1,469)	—	(1,469)
Non-cash restructuring charges	146	—	146
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	11,221	—	11,221
Unbilled revenues	(21,023)	—	(21,023)
Prepaid expenses and other current assets	(4,078)	—	(4,078)
Other assets	(179)	—	(179)
Accounts payable	5,162	—	5,162
Accrued compensation	(19,139)	(1,643)	(20,782)
Deferred revenues	(5,914)	—	(5,914)
Accrued expenses	1,076	57	1,133
Income taxes payable	3,827	526	4,353
Other long-term liabilities	934	3,200	4,134
Net cash used in operating activities	40,383	—	40,383
Cash flows from investing activities:
Purchases of property and equipment and cost of internally developed software	(17,759)	—	(17,759)
Cash paid for acquisitions, net of cash acquired	(4,993)	—	(4,993)
Sales of marketable securities classified as available-for-sale	1,372	—	1,372
Purchases of marketable securities classified as available-for-sale	(251)	—	(251)
Acquisition of cost method investment	(200)	—	(200)
Cash paid on financial instruments, net	77	—	77
Change in restricted cash	3,515	—	3,515
Net cash used in investing activities	(18,239)	—	(18,239)
Cash flows from financing activities:
Excess tax benefits from exercise and release of stock-based awards	1,469	—	1,469
Proceeds from stock option and purchase plans	1,960	—	1,960
Net cash provided by financing activities	3,429	—	3,429
Effect of exchange rate changes on cash and cash equivalents	(10,088)	—	(10,088)
Increase in cash and cash equivalents	15,485	—	15,485
Cash and cash equivalents, at beginning of period	234,038	—	234,038
Cash and cash equivalents, at end of period	$249,523	$—	$249,523

(17) Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. Management is currently evaluating which transition approach to use and the impact of the adoption of this ASU on the Company's consolidated revenue, financial condition, results of operations and cash flows.
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
As discussed further in Note 16, Restatement, in the Notes to Unaudited Consolidated and Condensed Financial Statements included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q, we have restated our consolidated financial statements for the years ended December 31, 2012 and 2011 and our unaudited quarterly financial information for each of the quarters in the year ended December 31, 2012 and for the first three quarters in the year ended December 31, 2013.
For information regarding our controls and procedures, see Part I, Item 4, Controls and Procedures, of this Quarterly Report on Form 10-Q.
Overview
We help clients identify and act upon opportunities to improve their business performance by capitalizing on changes, disruptions, or opportunities that exist in their business or industry. We market our services through three business units — SapientNitro, Sapient Global Markets, and Sapient Government Services — positioned at the intersection of marketing, business and technology. SapientNitro is a new breed of agency that helps clients tell their stories through seamless experiences across brand communications, digital engagement, and omni-channel commerce. SapientNitro offers services including integrated marketing and creative services, web and interactive development, traditional advertising, media planning and buying, strategic planning and marketing analytics, multi-channel commerce strategy and solutions including a significant focus on mobile, and content and asset management strategies and solutions. Sapient Global Markets provides business and technology services including integrated advisory, program management, analytics, technology and operations services to leaders in banking, investment management, energy and commodity industries. A core focus area within Sapient Global Markets is trading and risk management, to which we bring more than 15 years of experience and a globally integrated service in derivatives processing. Sapient Government Services provides consulting, technology, and marketing services to U.S. governmental agencies, nonprofit organizations (“NPOs”), and non-governmental organizations (“NGOs”). Focused on driving long-term change and transforming the citizen experience, we use technology, marketing services and communications to help our clients become more accessible, transparent, and effective.
Founded in 1990 and incorporated in Delaware in 1991, we maintain a strong global presence with offices around the world. We utilize our proprietary Global Distributed Delivery (“GDD”) model in support of our SapientNitro and Sapient Global Markets segments. Our GDD model enables us to perform services on a continuous basis through global client teams and provide high-quality, cost-effective solutions under accelerated assignment schedules. By engaging India’s skilled technology specialists, we can provide services at lower total costs as well as offer a continuous delivery capability resulting from time differences between India and the countries we serve.
We have established and continuously promote a strong corporate culture based on our “strategic context” — purpose, core company values, vision, goals and client value proposition — which is critical to our success. Our value proposition includes helping clients tell their stories through seamless experiences across brand communications, digital engagement, and omni-channel commerce. This also includes offering integrated marketing and creative services, web and interactive development, traditional advertising, media planning and buying, strategic planning and marketing analytics, multi-channel commerce strategy and solutions including a significant focus on mobile, and content and asset management strategies and solutions. In addition, our value proposition refers to our strategy of helping clients identify and act upon opportunities to improve their business performance by capitalizing on changes, disruptions, or opportunities that exist in their business or industry.
Summary of Results of Operations
The following table presents a summary of our results of operations for the three and six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
	2014	2013	Dollars	Percentage	2014	2013	Dollars	Percentage
		As Restated				As Restated
Service revenues	$362,187	$314,334	$47,853	15%	$703,728	$606,972	$96,756	16%
Income from operations	$35,342	$33,524	$1,818	5%	$55,178	$44,746	$10,432	23%
Net income attributable to stockholders of Sapient Corporation	$23,286	$22,793	$493	2%	$36,911	$28,708	$8,203	29%

The increases in service revenues for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 were due primarily to higher demand for our services from new and existing customers, and, to a lesser extent, revenues generated from acquisitions completed during the quarters ended March 31, 2014 and December 31, 2013. The increase in income from operations was due to the increase in service revenues and decreases in general and administrative expenses as a percentage of service revenue.
Non-GAAP Financial Measures
In our quarterly and annual reports, earnings press releases, and conference calls, we discuss two key measures that are not calculated according to generally accepted accounting principles (“GAAP”). The first non-GAAP measure is income from operations, as reported on our consolidated statements of operations, excluding certain expenses and benefits, which we refer to as “non-GAAP income from operations.” The second measure calculates non-GAAP income from operations as a percentage of reported services revenues, which we refer to as “non-GAAP operating margin”. Management believes that these non-GAAP measures help illustrate underlying trends in our business. We use these measures to establish budgets and operational goals (communicated internally and externally), manage our business and evaluate our performance. We exclude certain expenses and benefits from non-GAAP income from operations that we believe are not reflective of the underlying business trends and are not useful measures in determining our operational performance and overall business strategy. Because our reported non-GAAP financial measures are not calculated according to GAAP, these measures may not necessarily be comparable to GAAP or similarly described non-GAAP measures reported by other companies within our industry. Consequently, our non-GAAP financial measures should not be evaluated in isolation or supplant comparable GAAP measures, but, rather, should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP and included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q. The following table reconciles income from operations as reported on our unaudited consolidated and condensed statements of operations to non-GAAP income from operations, and GAAP operating margin to non-GAAP operating margin, for the three and six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		As Restated		As Restated
Service revenues	$362,187	$314,334	$703,728	$606,972
GAAP income from operations	$35,342	$33,524	$55,178	$44,746
Stock-based compensation expense	8,127	7,834	16,094	14,990
Restructuring and other related charges (benefits)	1,871	(31)	1,864	1,983
Amortization of purchased intangible assets	3,822	3,263	7,041	6,920
Acquisition costs and other related charges (benefits)	46	(1,284)	428	(384)
Impairment of intangible asset	—	—	—	1,494
Other (1)	—	—	2,815	—
Non-GAAP income from operations	$49,208	$43,306	$83,420	$69,749
GAAP operating margin	9.8%	10.7%	7.8%	7.4%
Effect of adjustments detailed above	3.8%	3.1%	4.1%	4.1%
Non-GAAP operating margin	13.6%	13.8%	11.9%	11.5%
(1) In the six months ended June 30, 2014, we incurred a $2.8 million one-time project personnel expense charge to reimburse employees for costs incurred as part of a restructuring of a global travel program. As this is unrelated to current operations, and neither comparable to prior periods nor predictive of future results, we have excluded it from the non-GAAP income from operations in evaluating management performance.
Please see the Results of Operations section of this Management’s Discussion and Analysis for a more detailed discussion and analysis of restructuring and other related charges (benefits), amortization of purchased intangible assets, acquisition costs and other related charges (benefits), and impairment of intangible asset.
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

Summary of Critical Accounting Policies; Significant Judgments and Estimates
We have identified the accounting policies which are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during the six months ended June 30, 2014 to the items disclosed in our summary of critical accounting policies, significant judgments and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report in Part II, Item 7, on Form 10-K for the year ended December 31, 2013.
Results of Operations
Three and six months ended June 30, 2014 compared to three and six months ended June 30, 2013
The following table presents the components of our unaudited consolidated and condensed statements of operations as percentages of service revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		As Restated		As Restated
Revenues:
Service revenues	100.0%	100.0%	100.0%	100.0%
Reimbursable expenses	4.6%	3.9%	4.0%	3.7%
Total gross revenues	104.6%	103.9%	104.0%	103.7%
Operating expenses:
Project personnel expenses	68.0%	67.5%	69.8%	69.2%
Reimbursable expenses	4.6%	3.9%	4.0%	3.7%
Total project personnel expenses and reimbursable expenses	72.6%	71.4%	73.8%	72.9%
Selling and marketing expenses	4.2%	4.1%	4.4%	4.1%
General and administrative expenses	16.4%	17.1%	16.7%	17.8%
Restructuring and other related charges (benefits)	0.5%	—%	0.3%	0.3%
Amortization of purchased intangible assets	1.1%	1.0%	1.0%	1.1%
Acquisition costs and other related charges (benefits)	—%	(0.4)%	—%	(0.1)%
Impairment of intangible asset	—%	—%	—%	0.2%
Total operating expenses	94.8%	93.2%	96.2%	96.3%
Income from operations	9.8%	10.7%	7.8%	7.4%
Interest income	0.6%	0.5%	0.6%	0.5%
Interest expense	(0.3)%	(0.2)%	(0.2)%	(0.2)%
Other income, net	—%	0.1%	0.1%	—%
Income before income taxes	10.1%	11.1%	8.3%	7.7%
Provision for income taxes	3.7%	3.9%	3.1%	3.0%
Net income	6.4%	7.2%	5.2%	4.7%
Less: Net loss attributable to noncontrolling interest	—%	(0.1)%	—%	—%
Net income attributable to stockholders of Sapient Corporation	6.4%	7.3%	5.2%	4.7%

Service Revenues
Our service revenues for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
	2014	2013	Dollars	Percentage	2014	2013	Dollars	Percentage
		As Restated				As Restated
Service revenues	$362,187	$314,334	$47,853	15%	$703,728	$606,972	$96,756	16%
The increase in service revenues for the three and six months ended June 30, 2014 was due primarily to higher demand for our services from new and existing customers, and, to a lesser extent, revenues generated from acquisitions completed during the quarters ended March 31, 2014 and December 31, 2013.
The following table presents service revenues by industry sector for the three months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)
	2014	2013	Dollars	Percentage
Industry Sector		As Restated
Consumer, Travel & Automotive	$159,774	$131,460	$28,314	22%
Financial Services	108,105	94,853	13,252	14%
Government, Health & Education	43,562	33,446	10,116	30%
Energy Services	31,318	29,692	1,626	5%
Technology & Communications	19,428	24,883	(5,455)	(22)%
Total service revenues	$362,187	$314,334	$47,853	15%
For the three months ended June 30, 2014 service revenues in the United States increased 14%, while international service revenues increased 18%. In constant currency terms, total service revenues were up 14% in the three months ended June 30, 2014 as compared to 2013.
Our average delivery personnel people count for the three months ended June 30, 2014 increased 16% compared to the same period in 2013. Utilization, which represents the percentage of our delivery personnel’s time spent on billable client work, was 71% for the three months ended June 30, 2014, compared to 72% for the same period in 2013. Contractor and consultant usage, measured by expense, increased by 33% for the three months ended June 30, 2014 compared to the same period in 2013, based on our needs in specialized areas for certain client contracts. These factors contributed to our 15% increase in service revenues in the three months ended June 30, 2014 compared to the same period in 2013.
No individual client accounted for more than 10% of our service revenues for the three months ended June 30, 2014 and 2013. Our five largest clients, in the aggregate, accounted for 15% of our service revenues for the three months ended June 30, 2014, compared to 19% for the same period in 2013. Long-term and retainer revenues are revenues from contracts with durations of at least twelve months, and from applications management and long-term support assignments, which are cancelable. Long-term and retainer revenues represented 47% of our total service revenues for the three months ended June 30, 2014, compared to 51% for the same period in 2013.

The following table presents service revenues by industry sector for the six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Six Months Ended June 30,		Increase / (Decrease)
	2014	2013	Dollars	Percentage
Industry Sector		As Restated
Consumer, Travel & Automotive	$306,893	$253,368	$53,525	21%
Financial Services	213,990	188,568	25,422	13%
Government, Health & Education	84,426	64,368	20,058	31%
Energy Services	62,115	56,423	5,692	10%
Technology & Communications	36,304	44,245	(7,941)	(18)%
Total service revenues	$703,728	$606,972	$96,756	16%
For the six months ended June 30, 2014, service revenues in the United States increased 14%, while international service revenues increased 18%. In constant currency terms, service revenues were up 15% in the six months ended June 30, 2014 as compared to 2013.
Utilization was 72% for the six months ended June 30, 2014, compared to 71% for the same period in 2013. Contractor and consultant usage, measured by expense, increased by 34% for the six months ended June 30, 2014 compared to the same period in 2013, based on our needs in specialized areas for certain client contracts. These factors contributed to our 16% increase in service revenues in the six months ended June 30, 2014 compared to the same period in 2013.
No individual client accounted for more than 10% of our service revenues for the six months ended June 30, 2014 and 2013. Our five largest clients, in the aggregate, accounted for 16% of our service revenues for the six months ended June 30, 2014, compared to 20% for the same period in 2013. Long-term and retainer revenues represented 47% of our total service revenues for the six months ended June 30, 2014, compared to 53% for the same period in 2013.
See Service Revenues by Reportable Segment below for discussion of service revenues by reportable segment and industry sector.
Project Personnel Expenses
Project personnel expenses consist primarily of compensation and employee benefits for personnel dedicated to client assignments, contractors and consultants and other direct expenses incurred to complete assignments that were not reimbursed by the client. These expenses represent the most significant costs we incur in providing our services. The following table presents project personnel expenses for the three and six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,		Increase	Percentage Increase
	2014	2013
		As Restated
Project personnel expenses	$246,386	$212,213	$34,173	16%
Project personnel expenses as a percentage of service revenues	68.0%	67.5%	0.5 points

	Six Months Ended June 30,		Increase	Percentage Increase
	2014	2013
		As Restated
Project personnel expenses	$490,955	$419,635	$71,320	17%
Project personnel expenses as a percentage of service revenues	69.8%	69.2%	0.6 points
The increase in project personnel expenses for the three and six months ended June 30, 2014 was a direct result of our service revenue growth, as we increased delivery personnel peoplecount, use of contractors and consultants and certain other direct expenses in order to fulfill the increase in demand for our services. To a lesser extent, project personnel expenses increased due to the two acquisitions we completed during the quarters ended March 31, 2014 and December 31, 2013.
For the three months ended June 30, 2014, compensation and benefit expenses increased $21.5 million, due to the 16% increase in average delivery peoplecount and additional compensation and benefit expenses as a result of the aforementioned acquisitions. Contractor and consultant expense increased $7.0 million as our need for contractors and consultants in specialized areas for certain client contracts increased. Travel expense increased $3.6 million based on client project needs. Other project personnel expenses increased, in the aggregate, by $2.1 million.
For the six months ended June 30, 2014, compensation and benefit expenses increased $46.5 million, due to the 14% increase in average delivery peoplecount and additional compensation and benefit expenses as a result of the increase in peoplecount and aforementioned acquisitions. Contractor and consultant expense increased $14.1 million as our need for contractors and consultants in specialized areas for certain client contracts increased. Travel expense increased $6.4 million based on client project needs. Other project personnel expenses increased, in the aggregate, by $4.3 million.
Selling and Marketing Expenses
Selling and marketing expenses consist primarily of compensation, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses. The following table presents selling and marketing expenses for the three and six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,			Percentage Increase
	2014	2013	Increase
		As Restated
Selling and marketing expenses	$15,172	$12,953	$2,219	17%
Selling and marketing expenses as a percentage of service revenues	4.2%	4.1%	0.1 points

	Six Months Ended June 30,			Percentage Increase
	2014	2013	Increase
		As Restated
Selling and marketing expenses	$30,757	$24,703	$6,054	25%
Selling and marketing expenses as a percentage of service revenues	4.4%	4.1%	0.3 points
The increase in selling and marketing expenses for the three months ended June 30, 2014 was due to increases of $1.4 million in contractor expenses and $0.6 million in compensation expenses relating to an increase in average peoplecount. Other selling and marketing expenses increased, in the aggregate, by $0.2 million.
The increase in selling and marketing expenses for the six months ended June 30, 2014 was due to increases of $1.9 million in contractor expenses, $1.7 million in compensation expenses relating to an increase in average peoplecount, $0.8 million in travel expenses, and $0.7 million in trade show expenses. Other selling and marketing expenses increased, in the aggregate, by $1.0 million.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative functions, and depreciation and occupancy expenses. The following table presents general and administrative expenses for the three and six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)	Percentage Increase
	2014	2013
		As Restated
General and administrative expenses	$59,548	$53,696	$5,852	11%
General and administrative expenses as a percentage of service revenues	16.4%	17.1%	(0.7) points

	Six Months Ended June 30,		Increase / (Decrease)	Percentage Increase
	2014	2013
		As Restated
General and administrative expenses	$117,505	$107,875	$9,630	9%
General and administrative expenses as a percentage of service revenues	16.7%	17.8%	(1.1) points

The increase in general and administrative expenses for the three months ended June 30, 2014 was due to increases of $2.9 million in compensation and benefit expenses relating to an increase in average peoplecount, $2.0 million in facilities expense related to new lease agreements, and $1.2 million depreciation expense related to maintenance of properties. The increase in general and administrative expenses was partially offset by a $0.2 million decrease in other general and administrative expenses.
The increase in general and administrative expenses for the six months ended June 30, 2014 was due to increases of $6.9 million in compensation and benefit expenses relating to an increase in average peoplecount, $3.2 million in facilities expense related to new lease agreements, and $1.6 million in audit and tax fees primarily due to the work associated with the restatement of our consolidated financial statements as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. The increase in general and administrative expense was partially offset by a $2.1 million decrease in other general and administrative expenses.
Restructuring and Other Related Charges (Benefits)
Restructuring and other related charges (benefits) were $1.9 million and less than ($0.1) million for the three months ended June 30, 2014 and 2013, respectively. The net charges recorded in the three months ended June 30, 2014, included a restructuring charge of $1.9 million related to cash severance and other termination benefits for approximately 42 employees across multiple functions. The benefits recorded in the three months ended June 30, 2013 included changes to estimates in connection with previously restructured office leases, severance, and other termination benefits.
Restructuring and other related charges (benefits) were $1.9 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively. The charges recorded in the six months ended June 30, 2014, were in connection with the aforementioned restructure event recorded in the three months ended June 30, 2014. The net charges recorded in the six months ended June 30, 2013, included $2.1 million of severance and other termination benefits for 82 employees whose position were made redundant.
Amortization of Purchased Intangible Assets
Purchased intangible assets consisted of non-compete and non-solicitation agreements, customer lists, intellectual property, backlog, and tradenames acquired in business combinations. Amortization of purchased intangible assets was $3.8 million and $7.0 million for the three and six months ended June 30, 2014, compared to $3.3 million and $6.9 million for the three and six months ended June 30, 2013, respectively. The increase in amortization expense in the three and six months ended June 30, 2014 was primarily due to the increased amortization expense for new intangible assets acquired in the three months ended March 31, 2014 and December 31, 2013.
Acquisition Costs and Other Related Charges (Benefits)
Acquisition costs and other related charges (benefits) include expenses associated with third-party professional services we utilize related to the evaluation of potential targets and the execution of successful acquisitions. Although we may incur costs to evaluate targets, the related potential transaction(s) may never be consummated. Acquisition costs and other related charges also include changes in the fair value of contingent consideration liabilities recorded as the result of acquisitions. These liabilities must be measured at fair value on the acquisition date, and until these liabilities are settled, they must be remeasured to fair value each reporting period, with the changes included in earnings. Acquisition costs and other related charges (benefits) was a charge of less than $0.1 million and a benefit of $1.3 million for the three months ended June 30, 2014 and 2013. For the six months ended June 30, 2014 and 2013, acquisition costs and other related charges (benefits) was a charge of $0.4 million and a benefit of $0.4 million, respectively. The increase for the three and six months ended June 30, 2014 was primarily due to a increase in third-party costs related to the evaluation of potential targets and the acquisitions completed during the quarters ended March 31, 2014 and December 31, 2013.
We recorded contingent consideration liabilities as the result of our acquisitions of La Comunidad and iThink during 2013, (m)Phasize, LLC during 2012, and D&D Holdings Limited during 2011, and we expect to record quarterly remeasurements of the fair value of these liabilities until they are settled at various points in time through 2017. Acquisition costs and other related charges recorded in the three and six months ended June 30, 2014 included benefits of $0.8 million and $1.0 million, respectively, compared with benefits of $1.3 million and $1.6 million in the three and six months ended June 30, 2013, respectively, which related to the remeasurement of the fair value of these contingent consideration liabilities. We may continue to incur additional acquisition costs and other related charges in future periods resulting from the evaluation of potential acquisition targets.
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
In estimating the undiscounted future net cash flows expected to be generated by this intangible asset, management considered the following factors: actual customer attrition rates since the acquisition date; expected future attrition rates; estimated undiscounted net cash flows generated by the intangible asset since the acquisition date; estimated undiscounted net cash flows expected to be generated by the intangible asset over its remaining expected useful life; and the expected remaining useful life of the intangible asset. In the course of these impairment reviews, we considered multiple future scenarios and the expected likelihood of those scenarios occurring, based on the information which was known to management at the times the reviews were performed. These impairment reviews involved the use of significant judgment by management, and different judgments could yield different results. The net book value of the Nitro customer list intangible asset was $0.2 million as of June 30, 2014.
Interest Income, Interest Expense, and Other Income, Net
Interest income, interest expense, and other income, net, consists primarily of interest income, which is derived from investments in U.S. government securities, bank time deposits and money market funds, interest expense, which consists primarily of imputed interest on rent payments for leased properties of which we are considered the owner for accounting purposes, and other income. The following table presents interest income, interest expense, and other income, net, for the three and six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,		Increase/ (Decrease)	Percentage Increase / (Decrease)
	2014	2013
		As Restated
Interest income	$2,053	$1,570	$483	31%
Interest expense	$(820)	$(666)	$(154)	23%
Other income, net	$101	$296	$(195)	(66)%

	Six Months Ended June 30,		Increase/ (Decrease)	Percentage Increase
	2014	2013
		As Restated
Interest income	$4,009	$3,076	$933	30%
Interest expense	$(1,488)	$(1,360)	$(128)	9%
Other income, net	$471	$356	$115	32%

Interest income increased in the three and six months ended June 30, 2014 as compared to the same period in 2013 due to higher interest income relating to higher average balances of our interest-bearing foreign currency holdings of cash, cash equivalents and marketable securities.
Provision for Income Taxes
The provision for income taxes was $13.4 million and $21.3 million for the three and six months ended June 30, 2014 compared with $12.0 million and $18.2 million for the same periods in 2013. Income tax is related to federal, state and foreign tax obligations. The increase in tax expense was primarily related to the increase in profit before taxes, partially offset by jurisdictional mix.
Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into countries with varying federal, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions. For the three and six months ended June 30, 2014, our effective tax rate varied from the statutory tax rate primarily due to state income taxes, the tax rate differential attributable to income earned by our foreign subsidiaries, the related mix of jurisdictional profits, and changes in uncertain tax positions.
Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2014, a valuation allowance is maintained against our U.S. deferred tax assets associated with certain capital losses and state tax net operating loss carryforwards. We continue to believe that the remainder of our U.S. deferred tax assets and the deferred tax assets of our foreign subsidiaries are more likely than not to be realized, and therefore, no valuation allowance has been recorded against these assets.
We had gross unrecognized tax benefits, including interest and penalties, of $34.4 million as of June 30, 2014 and $30.8 million as of December 31, 2013. The amounts of unrecognized tax benefits that, if recognized, would result in a reduction of our effective tax rate were $33.2 million and $29.7 million as of June 30, 2014 and December 31, 2013, respectively. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2014 and December 31, 2013, accrued interest and penalties were $5.4 million and $4.2 million, respectively.
We conduct business globally, and as a result, we and our subsidiaries file income tax returns in the U.S. federal and state jurisdictions as well as various foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Germany, India, Switzerland, the United Kingdom and the United States. We are currently under examination in the United States for the fiscal years ended December 31, 2010, 2011, and 2012, and in India for the fiscal years ended March 31, 2008, 2009, 2010, and 2011. The statute of limitations in our other tax jurisdictions remain open for various periods between 2006 and the present. However, carryforward attributes from prior closed years may still be adjusted upon examination by tax authorities if they are used in open periods.
Although we believe our tax estimates are appropriate, the final determination of tax audits and proceedings could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of tax audits and proceedings, as well as the expiration of relevant statutes of limitations in the next twelve months could result in a decrease in our gross unrecognized tax benefits, including interest and penalties, of between $6.0 million and $7.0 million.
Results by Reportable Segment
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Our CODM is our Chief Executive Officer.
We identify such segments based upon target client markets because each operating segment helps clients identify and act upon opportunities to improve their business performance, but strategically serves a different market. We considered qualitative factors, including the economic characteristics of each operating segment to determine if any qualified for aggregation. More specifically, we evaluated the economic characteristics, the nature of products and services, the methods used to provide services, the types of customers, and the nature of the corresponding regulatory environment of our operating segments. As a result, we have identified the following reportable segments: SapientNitro, Sapient Global Markets, and Sapient Government Services.

The CODM evaluates performance based upon each segment's operating income, which is defined as income before allocations of certain marketing and general and administrative expenses. These charges are excluded from evaluation of performance because these activities and costs generally impact areas that support all of the segments and, therefore, are managed separately. Management does not allocate amortization of purchased intangible assets, acquisition costs and other related charges (benefits), stock-based compensation expense, impairment of intangible asset, restructuring and other related charges (benefits), or interest and other income to the segments for the review of results by the CODM. Asset information by segment is not reported to or reviewed by the CODM, and therefore, we have not disclosed asset information for the segments.

The following tables present the service revenues and operating income attributable to our reportable segments for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		As Restated		As Restated
Service Revenues:
SapientNitro	$241,518	$212,695	$469,302	$408,541
Sapient Global Markets	98,506	87,542	192,295	170,598
Sapient Government Services	22,163	14,097	42,131	27,833
Total service revenues	$362,187	$314,334	$703,728	$606,972
Income Before Income Taxes:
SapientNitro	$81,779	$69,873	$150,543	$125,597
Sapient Global Markets	28,705	27,550	55,783	51,563
Sapient Government Services	4,130	3,926	7,844	7,816
Total reportable segments operating income (1)	114,614	101,349	214,170	184,976
Less: reconciling items (2)	(77,938)	(66,625)	(156,000)	(138,158)
Total income before income taxes	$36,676	$34,724	$58,170	$46,818

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

(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		As Restated		As Restated
Centrally managed functions	$65,406	$58,043	$130,750	$115,227
Stock-based compensation expense	8,127	7,834	16,094	14,990
Restructuring and other related charges (benefits)	1,871	(31)	1,864	1,983
Amortization of purchased intangible assets	3,822	3,263	7,041	6,920
Acquisition costs and other related charges (benefits)	46	(1,284)	428	(384)
Impairment of intangible asset	—	—	—	1,494
Other (3)	—	—	2,815	—
Interest and other income, net	(1,334)	(1,200)	(2,992)	(2,072)
Total reconciling items	$77,938	$66,625	$156,000	$138,158
(3) In the six months ended June 30, 2014, we incurred a $2.8 million one-time project personnel expense charge to reimburse employees for costs incurred as part of a restructuring of a global travel program. As this is unrelated to current operations, and neither comparable to prior periods nor predictive of future results, we have excluded it from the reportable segments operating income in evaluating management performance.
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

The following table presents SapientNitro service revenues by industry sector for the three and six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)
	2014	2013	Dollars	Percentage
Industry Sector		As Restated
Consumer, Travel & Automotive	$159,774	$131,460	$28,314	22%
Financial Services	38,519	35,858	2,661	7%
Technology & Communications	19,428	24,883	(5,455)	(22)%
Government, Health & Education	21,086	17,758	3,328	19%
Energy Services	2,711	2,736	(25)	(1)%
Total SapientNitro service revenues	$241,518	$212,695	$28,823	14%
SapientNitro service revenues increased 14% in the three months ended June 30, 2014, primarily driven by an increase in new clients partially offset by a decrease in revenues from existing clients. The increase was primarily driven by both an increase in the Consumer, Travel and Automotive industry sector and strong demand for our services in the Financial Services and Government, Health & Education sectors. During the three months ended June 30, 2014, the Consumer, Travel and Automotive sector service revenues increased 22% primarily due to an increase in new client demand as well as due to the achievement of specific performance criteria in a customer contract. We may have more opportunities to earn similar performance bonuses in the future. The increase in new client demand was primarily due to an increasing acceptance of our value proposition, as companies in this sector shift more of their marketing efforts to digital platforms. These favorable factors were partially offset by a decrease in demand from existing clients. During the three months ended June 30, 2014, the Financial Services sector revenues increased 7% primarily due to an increase in demand from new clients, partially offset by a decrease in demand from existing clients. The Government, Health & Education sector experienced strong growth as service revenues increased from new clients, which was partially offset by a decrease in demand from existing clients in three months ended June 30, 2014. The Technology & Communications service revenues decreased primarily due to a decrease in existing client revenues, which was partially offset by an increase in demand from new clients in three months ended June 30, 2014. In the three months ended June 30, 2014, SapientNitro experienced flat demand growth from Energy Services clients. Overall, in constant currency terms, SapientNitro service revenues increased 12% for the three months ended June 30, 2014, compared to the same period in 2013.

	Six Months Ended June 30,		Increase / (Decrease)
	2014	2013	Dollars	Percentage
Industry Sector		As Restated
Consumer, Travel & Automotive	$306,893	$253,368	$53,525	21%
Financial Services	80,008	71,619	8,389	12%
Technology & Communications	36,304	44,246	(7,942)	(18)%
Government, Health & Education	40,743	33,316	7,427	22%
Energy Services	5,354	5,992	(638)	(11)%
Total SapientNitro service revenues	$469,302	$408,541	$60,761	15%
SapientNitro service revenues increased 15% in the six months ended June 30, 2014, primarily driven by an increase in new clients partially offset by a decrease in revenues from existing clients. The increase was primarily driven by both an increase in the Consumer, Travel and Automotive industry sector and strong demand for our services in the Financial Services and Government, Health & Education sectors. During the six months ended June 30, 2014, the Consumer, Travel and Automotive sector service revenues increased 21% primarily based on an increase in new client demand as well as due to the achievement of specific performance criteria in a customer contract. We may have more opportunities to earn similar performance bonuses in the future. The increase in new client demand was primarily due to an increasing acceptance of our value proposition, as companies in this sector shift more of their marketing efforts to digital platforms. These favorable factors were partially offset by a decrease in service revenues from existing clients. The Financial Services sector revenues increased 12% due to an increase in demand from new clients, which was partially offset by service revenue decreases from existing customers during the six months ended June 30, 2014. The Government, Health & Education sector experienced strong growth as service revenues increased from new clients, which was partially offset by a decrease in demand from existing clients during the six months ended June 30, 2014. The Technology & Communications service revenues decreased primarily due to a decrease in existing client revenues, partially offset by new client demand during the six months ended June 30, 2014. In the six months ended June 30, 2014, SapientNitro saw flat demand growth from Energy Services clients. Overall, in constant currency terms, SapientNitro service revenues increased 14% during the six months ended June 30, 2014, compared to the same period in 2013.
The following table presents Sapient Global Markets service revenues by industry sector for the three and six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)
	2014	2013	Dollars	Percentage
Industry Sector		As Restated
Financial Services	$69,091	$58,995	$10,096	17%
Energy Services	28,607	26,956	1,651	6%
Government, Health & Education	808	1,591	(783)	(49)%
Total Sapient Global Markets service revenues	$98,506	$87,542	$10,964	13%
Sapient Global Markets service revenues increased by 13% in the three months ended June 30, 2014 compared to 2013. The Financial Services sector service revenues increased 17% in the three months ended June 30, 2014, due to an increase in revenues from both new and existing clients. The Energy Services sector revenues increased 6% in the three months ended June 30, 2014, due to an increase in new client service revenues partially offset by a decline in service revenues from existing clients. The Government, Health & Education sector decreased 49% due to the reduction of work from our existing clients. In constant currency terms, Sapient Global Markets service revenues increased 12% for the three months ended June 30, 2014, compared to the same period in 2013.

	Six Months Ended June 30,		Increase / (Decrease)
	2014	2013	Dollars	Percentage
Industry Sector		As Restated
Financial Services	$133,487	$116,948	$16,539	14%
Energy Services	56,761	50,431	6,330	13%
Government, Health & Education	2,047	3,219	(1,172)	(36)%
Total Sapient Global Markets service revenues	$192,295	$170,598	$21,697	13%
Sapient Global Markets service revenues increased by 13% in the six months ended June 30, 2014 compared to 2013. The Financial Services sector revenues increased 14% in the six months ended June 30, 2014, due to an increase in revenues from new and existing clients. The Energy Services sector revenues increased 13% in the six months ended June 30, 2014, primarily due to an increase in new client service revenues. The Government, Health & Education sector revenues decreased 36% due to the reduction of work from our existing clients. In constant currency terms, Sapient Global Markets service revenues increased 12% for the six months ended June 30, 2014, compared to the same period in 2013.
Service revenues for the Sapient Government Services segment (which are derived entirely from the Government, Health & Education industry sector) increased by $8.1 million, or 57%, in the three months ended June 30, 2014, compared to 2013, primarily due to an increase in service revenue generated from the acquisition completed during the three months ended March 31, 2014, and, to a lesser extent, due to an expansion within the existing client base.
Service revenues for the Sapient Government Services segment (which are derived entirely from the Government, Health & Education industry sector) increased by $14.3 million or 51% in the six months ended June 30, 2014, compared to 2013, primarily due to an increase in service revenue generated from the acquisition completed during the three months ended March 31, 2014, and, to a lesser extent, due to an expansion within the existing client base.
Operating Income by Operating Segments
SapientNitro’s operating income increased $11.9 million in the three months ended June 30, 2014 compared to the same period in 2013, and increased $24.9 million in the six months ended June 30, 2014 compared to the same period in 2013. As a percentage of related service revenues, SapientNitro’s operating income increased to 34% in the three months ended June 30, 2014 as compared to 33% for the same period in 2013, and increased to 32% in the six months ended June 30, 2014 compared to 31% for the same period in 2013. The increase is due to our management of direct expenses as direct expenses increased 12% and 13% compared to an increase of 14% and 15% in service revenues for the three and six months ended June 30, 2014, respectively, as well as a benefit from the achievement of the revenue performance criteria bonus as mutually agreed to by us and one customer. We may have more opportunities to earn similar performance bonuses in the future.

Sapient Global Markets’ operating income increased $1.2 million and $4.2 million in the three and six months ended June 30, 2014 compared to the same periods in 2013. As a percentage of related service revenues, Sapient Global Markets’ operating income decreased to 29% in the three and six months ended June 30, 2014, compared to 31% and 30% in the same periods of 2013.
Sapient Government Services’ operating income increased $0.2 million and less than $0.1 million in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. As a percentage of related service revenues, Sapient Government Services’ operating income decreased to 19% in the three and six months ended June 30, 2014 as compared to 28% for the same periods in 2013. The decrease in operating income as a percentage of related service revenues is primarily due to the acquisition completed during the three months ended March 31, 2014.
Liquidity and Capital Resources

	June 30, 2014	December 31, 2013
	(in thousands)
Cash, cash equivalents, restricted cash and marketable securities	$289,152	$345,588

	Six Months Ended June 30,
	2014	2013
		As Restated
	(in thousands)
Summary of cash flow activities:
Net cash (used in) provided by operating activities	$(16,980)	$40,383
Net cash used in investing activities	$(41,624)	$(18,239)
Net cash (used in) provided by financing activities	$(1,714)	$3,429
We invest our excess cash predominantly in money market funds, time deposits with maturities of 91 days or less, other cash equivalents, and mutual funds.
As of June 30, 2014 and December 31, 2013, we had $1.7 million and $2.1 million, respectively, held with various banks as collateral for letters of credit and performance bonds, and those amounts are classified as “Restricted cash” on our unaudited consolidated and condensed balance sheets.
As of June 30, 2014, our total cash, cash equivalents, restricted cash, and marketable securities balance included $73.9 million held by our U.S. entities and $215.3 million held by our foreign subsidiaries. If we need to access these overseas funds for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to reinvest the unremitted earnings of our foreign subsidiaries indefinitely, except for $34.6 million of unremitted earnings which as of June 30, 2014 were not reinvested indefinitely, and for which a deferred income tax liability has been recorded. Determination of the potential deferred tax liability on other unremitted earnings is not practicable because such liability, if any, would depend on circumstances existing if and when such remittance occurs. Our current plans do not demonstrate a need to repatriate any overseas funds to fund our U.S. operations.
In July 2012, one of our subsidiaries entered into a revolving credit facility under which it may request advances for general working capital purposes, in U.S. dollars, British pounds sterling and euros, not to exceed an equivalent of $20 million U.S. dollars in the aggregate. On April 29, 2014, we amended the facility primarily to add Sapient Limited, our primary U.K. subsidiary, as an additional borrower. All other terms of the amended facility remained consistent with the original facility. As of August 6, 2014, we had not drawn any advances under this facility. We believe that our existing cash, credit facility and other short-term investments will be sufficient to meet our working capital and capital expenditure requirements, investing activities, repurchases of common stock, and the expected cash outlays for our previously recorded restructuring activities, for at least the next 12 months.
Operating Activities
Cash used in operating activities for the six months ended June 30, 2014 totaled $17.0 million, primarily due to a decrease of $85.2 million in cash relating to changes in operating assets and liabilities, partially offset by net income of $36.8 million and the addition of $31.4 million in non-cash items. Cash provided by operating activities for the six months ended June 30, 2013 totaled $40.4 million, primarily due to $28.6 million in net income and the addition of $37.7 million in non-cash items, partially offset by a decrease of $25.9 million in cash relating to changes in operating assets and liabilities. The Company's future quarterly cash flows from operations are dependent upon the timing of cash receipts from customers, the seasonality of our annual bonus payments, the achievement of billing milestones for work performed for our customers, and the timing of payments of income and non-income tax liabilities.
Days sales outstanding (“DSO”) is calculated based on the most recent three months of total gross revenues and period end balances of accounts receivable, unbilled revenues and deferred revenues. DSO increased to 71 days as of June 30, 2014 as compared to 63 days as of December 31, 2013. DSO is affected by changes in accounts receivable and unbilled revenues and the timing of achieving certain project milestones and project billings. We expect our unbilled revenues to be short-term in nature, with a majority being billed within 90 days.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2014 totaled $41.6 million, primarily due to the use of $22.4 million for capital expenditures, mainly for the build out of offices in various locations and costs of internally developed software, the use of $12.8 million for the acquisition of OnPoint (net of cash acquired), and the use of $5.5 million for the acquisition of a cost method investment. Cash used in investing activities for the six months ended June 30, 2013 totaled $18.2 million, primarily due to the use of $17.8 million for capital expenditures, mainly for the build out of offices in various locations and costs of internally developed software and the use of $5.0 million for the acquisition of 81% of iThink (net of cash acquired), partially offset by an increase of $3.5 million in restricted cash balances.
Financing Activities
Cash used in financing activities for the six months ended June 30, 2014 totaled $1.7 million, primarily due to $4.6 million of cash used for repurchases of common stock, and $3.5 million payment of acquisition date fair value contingent consideration, partially offset by $2.3 million of proceeds from stock option exercises and $4.1 million of tax benefits from exercise and release of stock awards. Cash provided by financing activities for the six months ended June 30, 2013 totaled $3.4 million, primarily due to $2.0 million of proceeds from stock-based option exercises and $1.4 million of excess tax benefits from exercise and release of stock-based awards.
We use foreign currency option contracts to partially mitigate the effects of exchange rate fluctuations on revenues and operating expenses denominated in certain foreign currencies. Please see Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q for a discussion of our use of such derivative financial instruments.
Contingencies
We are subject to certain legal proceedings and claims incidental to the operations of its business. We are also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully adjudicated. We currently does not anticipate that these matters, if resolved against us, will have a material adverse impact on its financial results or financial condition.
We accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. As of June 30, 2014, we have recorded an accrual of $0.5 million for loss contingencies, which represents the better estimate within the probable range of $0.3 million and $2.3 million, related to all probable losses where a reasonable estimate could be made.
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible, but not probable. As of June 30, 2014, we do not have any reasonably possible losses for which an estimate can be made. Although we intend to defend these matters vigorously, the ultimate outcome of our legal matters is uncertain. However, we do not expect the potential losses, if any, to have a material adverse impact on its operating results, cash flows, or financial condition.
Recent Accounting Pronouncements
For information about recent accounting pronouncements, see Notes to Unaudited Consolidated and Condensed Financial Statements – Note 17, Recent Accounting Pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. The market values of fixed rate securities may be adversely impacted due to a rise in market interest rates, while floating rate securities may yield less income than expected if market interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, and we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. If the interest rate had fluctuated by 10%, the increase or decrease in value of our marketable securities would not have been material as of June 30, 2014 and our interest income would not have changed by a material amount for the three or six months ended June 30, 2014.
The estimated fair value of our marketable securities portfolio was $6.3 million and $5.9 million as of June 30, 2014 and December 31, 2013, respectively, which consisted entirely of mutual funds.
Exchange Rate Sensitivity
We face exposure to adverse movements in foreign currency exchange rates because significant portions of our revenues, expenses, assets, and liabilities are denominated in currencies other than the U.S. dollar, primarily the British pound sterling, the euro, the Indian rupee and the Canadian dollar. These exposures may change over time as business practices evolve.
Foreign Currency
Foreign Currency Transaction Exposure
Foreign currency transaction exposure is derived primarily from intercompany transactions of a short-term nature and transactions with clients or vendors in currencies other than the functional currency of the legal entity in which the transaction is recorded. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency at each reporting period using period-end exchange rates, and any resulting gain or loss as a result of currency fluctuations is recorded in “General and administrative expenses” in our unaudited consolidated and condensed statements of operations of this Quarterly Report on Form 10-Q.
We mitigate foreign currency transaction exposure by settling these types of transactions in a timely manner where practical, thereby limiting the amount of time that the resulting non-functional currency asset or liability remains outstanding and subject to exchange rate fluctuations.
For information regarding our foreign currency transaction exposure, see Note 13, Foreign Currency Exposures and Derivative Instruments, in the Notes to Unaudited Consolidated and Condensed Financial Statements included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
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
For the three months ended June 30, 2014, approximately 34% of our revenues and approximately 47% of our operating expenses were generated by subsidiaries for which the functional currency is not the U.S. dollar and thus subject to foreign currency translation exposure, as compared to 22% and 44%, respectively, for the same period in 2013. In addition, 58% of our assets and 40% of our liabilities were subject to foreign currency translation exposure as of June 30, 2014, as compared to 50% of our assets and 40% of our liabilities as of December 31, 2013. We also have assets and liabilities in certain entities that are denominated in currencies other than the entity’s functional currency and are subject to foreign currency transaction exposure, as described above.
Approximately 14% of our operating expenses for the three months ended June 30, 2014 were incurred by foreign subsidiaries whose functional currency is the Indian rupee. Because we have minimal associated revenues in Indian rupees, any significant movement in the exchange rate between the U.S. dollar and the Indian rupee has a significant impact on our operating expenses and operating profit. Approximately 18% and 4% of our service revenues for the three months ended June 30, 2014 were generated by foreign subsidiaries whose functional currencies are the British pound sterling, and the euro, respectively. Any significant movements in the exchange rates between the U.S. dollar and the British pound sterling and the U.S. dollar and the Euro, have a significant impact on our service revenues and operating income. We manage these exposures through a risk management program which is designed to mitigate our exposure to operating expenses incurred by foreign subsidiaries whose functional currency is the Indian rupee and operating margins in foreign subsidiaries whose functional currencies are the British pound sterling and the euro. This program includes the use of derivative financial instruments which are not designated as accounting hedges.
For information regarding our foreign currency translation exposure, see Note 13, Foreign Currency Exposures and Derivative Instruments, in the Notes to Unaudited Consolidated and Condensed Financial Statements included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.

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

	Maximum Losses Resulting from Changes in Underlying Average Exchange Rates of:
Currency	10%	15%	20%
Indian rupee	$957	$1,955	$2,870
British pound sterling	$696	$1,115	$1,534
Euro	$145	$230	$316
Open option positions as of June 30, 2014 expire in July, August, and September of 2014 and, therefore, any realized losses in respect to these positions after June 30, 2014 would be recognized in the three months ending September 30, 2014.
For additional quantitative and qualitative disclosures about market risk affecting Sapient, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management has conducted an evaluation, under the supervision of and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014. The Company previously reported a material weakness in internal control over financial reporting related to the accounting for certain tax liabilities resulting from the movement of our employees globally, which was described in Item 9A included in Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. As a result of this material weakness in the Company’s internal control over financial reporting, which was not remediated as of June 30, 2014, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2014.
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
Remediation of the Material Weakness
The Company continues to implement remediation steps to address the material weakness discussed above and to improve its internal control over the accounting for certain tax liabilities resulting from the movement of our employees globally. Specifically, with respect to the control deficiency associated with the Company’s previously unrecognized permanent establishments in certain foreign jurisdictions in prior periods, the Company has (i) reorganized the reporting structure of the Company’s global people movement department under one leadership head; (ii) created a cross-functional team, which includes individuals from the global people movement, legal, tax, delivery, project staffing, and finance departments, in order to identify ways to improve the tracking of international workers, assess the impact of regulatory changes in foreign jurisdictions, assess and identify ways to mitigate exposures in new legal jurisdictions, and understand current and future travel patterns of international workers to assess any potential additional exposures; (iii) implemented a new process to review on a regular basis projects staffed with international workers; (iv) enhanced the functionality of our systems to generate reports containing the cumulative number of hours worked by international workers, which are regularly reviewed by cross-functional teams to evaluate permanent establishment exposures; (v) designed new tools to communicate tax-related mobility considerations to the project staffing department, which will help support the Company’s compliance process; (vi) established a people movement policy for employees working in the United States from other countries; (vii) hired a new Director of Global People Movement; and (vii) refined the design and tested the configuration of its system generated report used to actively monitor and track international workers. In addition to the process improvements noted above, the Company is in the process of: (i) updating its policy for global employees working in countries other than the United States; (ii) continuing to use experienced external advisors for technical assistance; and (iii) implementing new tools to communicate tax-related mobility considerations to the project staffing department.

With respect to the control deficiency associated with the Company not properly reporting, withholding and remitting the appropriate amount of employment-related tax, the Company has (i) engaged and retained experienced external advisors to help advise the Company on technical requirements in each impacted jurisdiction; (ii) hired a Director to focus on enhancing our internal controls in the global people movement process relative to designing and implementing a combination of preventive and detective controls regarding the proper tracking and reporting of taxable employee benefits; (iii) established a people movement policy for employees working in the United States from other countries; and (iv) assigned our newly hired Corporate Controller to oversee internal control over financial reporting remediation efforts. In addition to the process improvements noted above, the Company is in the process of: (i) developing additional new policies, processes and implementing system changes to streamline efforts to gather and report all taxable benefits provided to international workers on long-term assignments; (ii) returning international workers to their home countries as deemed appropriate; and (iii) assessing travel policies to limit the total number of long-term travelers and associated costs.
The Company expects that the measures described above will remediate the material weakness identified and strengthen its internal control over financial reporting. As the Company continues to evaluate and improve its internal control over global people movement, we may identify additional measures to address the material weakness or make modifications to certain of the remediation steps. The Company expects to complete the planned remedial actions during 2014. However, we cannot make any assurances that such actions will be complete during 2014, or that we will successfully remediate this material weakness within the anticipated time frame or cost estimates. If the remediation is not completed or not completed during the anticipated time frame, there can be no assurance that a material misstatement concerning the accounting for certain tax liabilities resulting from the movement of our employees globally will be prevented or detected in a timely manner. We do not believe the costs of these remediation efforts will be material to the financial statements of the Company, either individually or in aggregate.
Changes in Internal Control Over Financial Reporting
Except as otherwise discussed above under “Remediation of the Material Weakness,” there were no other changes of our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For further information regarding our legal proceedings and claims, see Note 6, Commitments and Contingencies, and Note 7, Income Taxes, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
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
Under ASC Topic 805, “Business Combinations”, we allocate the total purchase price to an acquired company’s net tangible assets, intangible assets and in-process research and development based on their values as of the date of the acquisition (including certain assets and liabilities that are recorded at fair value) and record the excess of the purchase price over those values as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. After we complete an acquisition, the following factors, among others, could result in material charges that would adversely affect our operating results and may adversely affect our cash flows:

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
Also, changes to government structure or policies in countries in which we operate could negatively impact our operations if such changes were to limit or cease any benefits that may currently be available to us. For example, although the Indian government has historically offered generous tax incentives to induce foreign companies to base operations in India, changes in tax laws have been introduced in recent years and may be introduced in the future that may partially offset those benefits. Specifically, in recent years, the income tax incentives applicable to three of our Software Technology Parks units in India expired. In 2009, we established a new India unit in a Special Economic Zone (“SEZ”), which was eligible for a five year, 100% tax holiday, which ended on March 31, 2014. Immediately following the expiration of the 100% tax holiday, the SEZ unit is entitled to a five-year, 50% tax holiday, which ends on March 31, 2019. In 2011, we established three new India business units in SEZs, which are eligible for similar tax benefits. The expiration of incentives may adversely affect our cost of operations and increase the risk of delivering our services on budget for client assignments. Expiration of tax benefits provided to us by having operations based in India could have a material adverse effect on our business, financial condition and results of operations. In addition, it has become increasingly difficult to obtain necessary visas for certain international personnel, particularly technical personnel, working in our domestic offices, and to receive necessary immigration approvals for our domestic employees working abroad on international assignments. If these challenges continue or increase, it may limit our ability to engage the most desirable personnel for particular assignments, increase the time necessary to receive approvals to do so or prevent us from obtaining such approvals, and increase our costs, all of which could materially adversely affect our business, financial condition, and results of operations.
Our business, financial condition and results of operations may be materially impacted by military actions, global terrorism, natural disasters and political unrest.
Military actions, global terrorism, natural disasters and political unrest are among the factors that may adversely impact regional and global economic conditions and, concomitantly, our client's ability, capacity and need to invest in our services. In addition to the potential impact of any of these events on the business of our clients, these events could pose a threat to our global operations and people. Specifically, our people and operations in India could be impacted if continued civil unrest, terrorism and conflicts with bordering countries in India were to increase significantly. Additionally, hurricanes or other unanticipated catastrophes, both in the U.S. and globally, could disrupt our operations and negatively impact our business as well as disrupt our clients’ businesses, which may result in a further adverse impact on our business. As a result, significant disruptions caused by such events could materially and adversely affect our business, financial condition and results of operations.
If we do not attract, hire and retain qualified professional staff, we may be unable to perform adequately our client engagements and could be limited in accepting new client engagements.
Our business is labor intensive, and our success depends upon our ability to attract, hire, retain, train and motivate highly skilled employees to increase our capabilities, support changes in our business operations, and meet client demands in the various geographies in which we operate. The demand for marketing and business and technology consulting services has further increased the need for employees with specialized skills or significant experience in marketing, business and technology consulting, particularly at senior levels and also in India. We have been expanding our operations, and these expansion efforts will be highly dependent on attracting a sufficient number of highly skilled people. We may not be successful in attracting enough employees to achieve our expansion or staffing plans. Industry turnover rates for these types of employees are high, and we may not be successful in retaining, training and motivating the employees we attract. Any inability to attract, hire, retain, train and motivate employees could impair our ability to manage adequately and complete existing assignments and to bid for or accept new client engagements. Such inability may also force us to increase our hiring of expensive independent contractors, which may increase our costs and reduce our profitability on client engagements.
We have invested and will continue to invest substantial managerial and financial resources to monitoring and managing our workforce and other resources. Our future success will depend on our ability to manage the levels and related costs of our workforce and other resources effectively, and we may be unable to do so without substantial expense or other operational challenges, including experiencing a transition period for newly hired employees that results in a temporary drop in our utilization rates or profitability. Further, we may be unable to realize the intended financial, operational and other benefits from our hiring strategy. If we fail to successfully address these risks, our results of operations may be adversely affected.

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
We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international service revenues were $138.8 million and $270.2 million for the three and six months ended June 30, 2014. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues and receivables, purchases, payroll and investments on both a transactional level and a financial statement translation basis. As of June 30, 2014, 58% of our assets and 40% of our liabilities were subject to foreign currency translation exposure. We also have a significant amount of foreign currency operating income and net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within a foreign country, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results.
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
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. The commencement of this type of litigation against us in the future could result in substantial costs and a diversion of management’s attention and resources.
Certain of our directors have significant voting power and may effectively control the outcome of any stockholder vote.
Jerry A. Greenberg, current Co-Chairman of the Board of Directors and former Chief Executive Officer of the Company, and J. Stuart Moore, former Co-Chairman of the Board of Directors and Co-Chief Executive Officer and current member of our Board of Directors, hold, in the aggregate, approximately 10% of the outstanding shares of our common stock as of August 1, 2014. As a result, they have the ability to substantially influence and, in some cases, may affect the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors. Affiliates of Messrs. Greenberg and Moore own substantial holdings not represented by this percentage over which Messrs. Greenberg and Moore disclaim beneficial ownership.
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

As with all corporate controls, we cannot be certain that the measures we have taken, and are taking, to remedy the errors since they were discovered will ensure that no errors occur in the future. The cost of remediation could result in substantial expense and a diversion of time and resources. Further, the costs and expenses related to our remediation efforts may effect our financial condition and operating results and may negatively impact our stock price.

Although we have now completed the restatement, we cannot guarantee that we will not receive regulatory inquiries or be subject to litigation regarding our restated financial statements or matters relating thereto. Were any such future regulatory inquiries or litigation to occur, regardless of the outcome, such actions would likely consume internal resources and result in additional legal and consulting costs and could negatively impact our stock price.

We cannot assure investors that we will be able to fully or timely address the material weakness in our internal controls that led to the restatement, or that remediation efforts will prevent future material weakness.

As a result of our review of issues related to the restatement described in Note 16, Restatement, in the Notes to Unaudited Consolidated and Condensed Financial Statements included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, management has identified deficiencies in our control environment that constitute a material weakness and, consequently, has concluded that our internal control over financial reporting was not effective at December 31, 2013. In addition, management has concluded, based primarily on the identification of the material weakness, that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2013 as a result of the material weakness in internal controls related to accounting for certain tax liabilities resulting from the movement of our employees globally. See Item 9A, Controls and Procedures, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013. If we are unable to successfully remediate this material weakness and to do so in a timely manner, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes information with respect to repurchases we made of our common stock pursuant to our stock repurchase programs during the three months ended June 30, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
				(in thousands)
April 1, 2014 to April 30, 2014	—	$—	—	$54,825
May 1, 2014 to May 31, 2014	107,910	$16.13	107,910	$149,375
June 1, 2014 to June 30, 2014	201,900	$16.33	201,900	$146,079
Total	309,810	$16.26	309,810	$146,079

(1) On May 10, 2012, we announced that our Board of Directors had authorized a stock repurchase program of up to $100 million of our common stock (the “2012 Repurchase Program”).  On May 13, 2014, we announced that our Board of Directors had authorized a stock repurchase program of up to $150 million of our common stock (the “2014 Repurchase Program”). Under both the 2012 Repurchase Program and the 2014 Repurchase Program, management is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act.  The 2012 Repurchase Program expired on May 9, 2014.  The 2014 Repurchase Program will expire upon the earlier of the date on which the program is terminated by the Board of Directors or when all authorized repurchases are completed.

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
SAPIENT CORPORATION

Signature	Title	Date

/s/ Alan J. Herrick	Co-Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	August 6, 2014
Alan J. Herrick

/s/ Joseph S. Tibbetts, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 6, 2014
Joseph S. Tibbetts, Jr.