Form 10-Q
period 2014-09-30
SAPIENT CORP
filed 2014-11-06
CIK 1008817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2014
Common Stock, $0.01 par value per share	140,740,938

SAPIENT CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included in this Quarterly Report on Form 10-Q, including those related to the proposed acquisition by Publicis Groupe S.A., the timing for closing the proposed acquisition, the conditions to closing the proposed acquisition, benefits of the proposed acquisition, our cash and liquidity resources, our expected cash outlays, our capital expenditures relating to restructuring and the effects of restructuring certain subsidiaries, future dividend payments, our peoplecount, investing activities, and repurchases of our common stock, the nature of our unbilled revenues, our tax estimates and deferred tax assets and amounts, including previously recorded employment-related tax liabilities, the timing of settlement of employment-related tax liabilities, the outcome of tax audits and proceedings, our accrual of contingent liabilities, the impact of acquisitions and acquisition costs and our fair value estimates, our compensation expense, the ability of our insurance to cover our indemnification arrangements and our fair value estimates of such arrangements, the effects of changes in interest rates and currency exchange rate fluctuations, the impact of new accounting pronouncements and changes to accounting policies, the temporary nature of certain impairments, our assumptions underlying certain impairment reviews, anticipated revenue from our services, including traditional IT consulting services, anticipated client contractual demands, our ability to meet working capital and capital expenditure requirements, the outcome of litigation, benefits of our relationships and strategic alliances, determinations around goodwill, the alignment of our sales professionals, our employee relationships, our competition and our principal competitive factors, our ability to estimate required resources for client arrangements, our technology platforms, borrowings under our credit facility, the nature of our unbilled revenues, our reinvestment of unremitted earnings and our plans regarding whether or not to repatriate overseas funds, our expectations regarding fixed price contracts and lease extensions, opportunities to earn performance bonuses in customer contracts, the anticipated impact of cross-border mobility and the movement of employees globally, and the cost impact and timing of our internal controls remediation, as well as any statement other than statements of historical facts are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part II, Item 1A, Risk Factors, and elsewhere in this Quarterly Report on Form 10-Q. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments, including our acquisition by Publicis Groupe S.A. In addition, any forward-looking statements represent our expectation only as of the day this Quarterly Report on Form 10-Q was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated and Condensed Financial Statements
SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$308,887	$337,630
Marketable securities	6,255	5,870
Restricted cash, current portion	41	69
Accounts receivable, net of allowance for doubtful accounts of $0 at September 30, 2014 and December 31, 2013	206,714	184,174
Unbilled revenues	110,960	85,436
Prepaid expenses and other current assets	82,438	54,516
Total current assets	715,295	667,695
Restricted cash, net of current portion	1,547	2,019
Property and equipment, net	97,073	85,898
Purchased intangible assets, net	26,301	27,508
Goodwill	149,303	149,142
Other assets	16,990	18,386
Total assets	$1,006,509	$950,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,226	$30,410
Accrued expenses	78,177	65,348
Accrued compensation	134,755	99,004
Income taxes payable	14,990	18,439
Deferred revenues	23,133	29,866
Total current liabilities	281,281	243,067
Other long-term liabilities	83,734	117,568
Total liabilities	365,015	360,635
Commitments and contingencies (Note 7)
Noncontrolling interest subject to put provisions (Note 9)	727	784
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 146,431,623 and 144,484,051 shares issued, and 141,243,240 and 140,368,351 shares outstanding at September 30, 2014 and December 31, 2013, respectively	1,464	1,445
Additional paid-in capital	601,116	586,673
Treasury stock, at cost, 5,188,383 and 4,125,700 shares at September 30, 2014 and at December 31, 2013, respectively	(59,901)	(43,756)
Accumulated other comprehensive loss	(42,508)	(36,551)
Retained earnings	140,596	81,418
Total Sapient Corporation stockholders’ equity	640,767	589,229
Total liabilities and stockholders’ equity	$1,006,509	$950,648

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		As Restated		As Restated
Revenues:
Service revenues	$350,704	$323,793	$1,054,432	$930,765
Reimbursable expenses	13,928	11,087	42,139	33,705
Total gross revenues	364,632	334,880	1,096,571	964,470
Operating expenses:
Project personnel expenses	236,862	219,654	727,817	639,289
Reimbursable expenses	13,928	11,087	42,139	33,705
Total project personnel expenses and reimbursable expenses	250,790	230,741	769,956	672,994
Selling and marketing expenses	13,556	11,926	44,313	36,629
General and administrative expenses	60,654	52,313	178,159	160,188
Restructuring and other related charges (benefits)	1,125	(28)	2,989	1,955
Amortization of purchased intangible assets	3,389	3,007	10,430	9,927
Acquisition costs and other related charges (benefits)	1,301	(1,268)	1,729	(1,652)
Impairment of intangible asset	—	596	—	2,090
Total operating expenses	330,815	297,287	1,007,576	882,131
Income from operations	33,817	37,593	88,995	82,339
Interest income	2,212	1,493	6,221	4,570
Interest expense	(924)	(636)	(2,412)	(1,997)
Other income, net	28	484	499	840
Income before income taxes	35,133	38,934	93,303	85,752
Provision for income taxes	12,796	12,677	34,132	30,874
Net income	22,337	26,257	59,171	54,878
Less: Net income (loss) attributable to noncontrolling interest	70	(88)	(7)	(175)
Net income attributable to stockholders of Sapient Corporation	$22,267	$26,345	$59,178	$55,053
Basic net income per share attributable to stockholders of Sapient Corporation	$0.16	$0.19	$0.42	$0.40
Diluted net income per share attributable to stockholders of Sapient Corporation	$0.16	$0.19	$0.41	$0.39
Weighted average common shares	141,624	139,959	141,299	139,202
Weighted average dilutive common share equivalents	1,473	2,302	2,259	3,731
Weighted average common shares and dilutive common share equivalents	143,097	142,261	143,558	142,933

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		As Restated		As Restated
Net income	$22,337	$26,257	$59,171	$54,878
Other comprehensive (loss) income:
Foreign currency translation adjustments	(13,036)	2,614	(6,002)	(14,449)
Net unrealized gain on available-for-sale investments, net of taxes	5	(55)	46	1
Reclassification adjustment for realized loss on available-for-sale investments, net of taxes	—	—	—	28
Net gain on available-for-sale investments	5	(55)	46	29
Other comprehensive (loss) income	(13,031)	2,559	(5,956)	(14,420)
Total comprehensive income	9,306	28,816	53,215	40,458
Comprehensive loss attributable to noncontrolling interest	(21)	(92)	(57)	(282)
Comprehensive income attributable to stockholders of Sapient Corporation	$9,327	$28,908	$53,272	$40,740

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
		As Restated
Cash flows from operating activities:
Net income	$59,171	$54,878
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(6,594)	(2,250)
Unrealized (gain) loss on financial instruments	(238)	88
(Gain) loss recognized on disposition of fixed assets	(29)	1,043
Realized gain on investments	(301)	—
Depreciation expense	23,118	20,251
Amortization of purchased intangible assets	10,430	9,927
Loss recognized on sale of available-for-sale marketable securities	—	28
Impairment of intangible asset	—	2,090
Stock-based compensation expense	24,438	23,142
Excess tax benefits from exercise and release of stock-based awards	(4,030)	(2,024)
Non-cash restructuring charges	—	146
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(20,379)	(6,659)
Unbilled revenues	(27,063)	(32,984)
Prepaid expenses and other current assets	(28,125)	5,773
Other assets	11,200	(144)
Accounts payable	(793)	907
Accrued compensation	19,949	(2,539)
Deferred revenues	(6,718)	(4,979)
Accrued expenses	17,307	(4,903)
Income taxes payable	(100)	12,386
Other long-term liabilities	(32,962)	1,275
Net cash provided by operating activities	38,281	75,452
Cash flows from investing activities:
Purchases of property and equipment and cost of internally developed software	(34,385)	(27,201)
Proceeds from sale of property and equipment	102	—
Cash paid for acquisitions of businesses, net of cash acquired	(13,016)	(4,993)
Cash paid for asset acquisitions	(1,500)	—
Sales of marketable securities classified as available-for-sale	—	1,372
Purchases of marketable securities classified as available-for-sale	—	(1,916)
Cash paid for acquisition of cost method investment	(5,526)	(200)
Cash received on settlement of financial instruments, net	154	(1,624)
Change in restricted cash balances	373	3,941
Net cash used in investing activities	(53,798)	(30,621)
Cash flows from financing activities:
Excess tax benefits from exercise and release of stock-based awards	4,030	2,024
Proceeds from issuance of common stock under stock plans	2,375	2,703
Payment of acquisition date fair value contingent consideration	(5,136)	—
Repurchases of common stock	(15,481)	—
Net cash (used in) provided by financing activities	(14,212)	4,727
Effect of exchange rate changes on cash and cash equivalents	986	(10,840)
Net (decrease) increase in cash and cash equivalents	(28,743)	38,718
Cash and cash equivalents at beginning of period	337,630	234,038
Cash and cash equivalents at end of period	$308,887	$272,756
Supplemental cash flow information:
Non-cash investing transactions:
Purchases of property and equipment for which cash had not been paid as of period end	$2,665	$2,254
Settlement of acquisition-related contingent consideration through releases from escrow	$—	$5,520
The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

SAPIENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
The accompanying unaudited consolidated and condensed financial statements have been prepared by Sapient Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
Restatement of Prior Period Financial Statements
As disclosed previously in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, the Company restated its audited consolidated financial statements as of and for the years ended December 31, 2012 and 2011 and its unaudited quarterly financial information for each of the quarters in the year ended December 31, 2012 and for the first three quarters in the year ended December 31, 2013. The Company has reflected herein its restated unaudited quarterly consolidated and condensed financial information as of and for the three and nine months ended September 30, 2013.
For further information regarding the Company's restatement, see Note 17, Restatement.
(2) Subsequent Events
On November 1, 2014, Sapient entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Publicis Groupe S.A., a French société anonyme (“Publicis Groupe ”), and 1926 Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Publicis Groupe (“Merger Sub”). Under the Merger Agreement, Publicis Groupe will cause Merger Sub to commence a cash tender offer (the “Offer”) within 10 business days following the date of the Merger Agreement, for all of Sapient’s outstanding shares of common stock, par value $0.01 per share (the “Shares”), at a purchase price of $25.00 per Share, net to the seller in cash, without interest, subject to any required withholding of taxes.  The Offer will remain open for a minimum of 20 business days from the date of commencement. The transaction was unanimously approved by the Board of Directors of Sapient and the Management and Supervisory Boards of Publicis Groupe. The obligation of Merger Sub to purchase the Shares in the Offer is subject to certain closing conditions, including the Shares having been validly tendered and not withdrawn representing at least a majority of the total number of Shares then-outstanding, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the antitrust, competition and trade regulation laws of Germany, the conclusion or termination of review by the Committee on Foreign Investment in the United States and certain other regulatory approvals. The transaction is expected to close in the first quarter of 2015, although there can be no assurance the transaction will close within the expected timeframe or at all. If the Merger Agreement is terminated under certain circumstances, Sapient may be obligated to pay Publicis Groupe a termination fee of $125.0 million.
For further information regarding the transaction and the Merger Agreement, please refer to the Current Report on Form 8-K filed on November 3, 2014, with which the Merger Agreement is filed as Exhibit 2.1.
(3) Business Acquisitions
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
The acquisition date fair value, net of cash acquired, was $12.8 million for the purchase of 100% of OnPoint’s common stock. This total consisted of $12.5 million in cash paid upon closing (net of cash acquired). Of the cash amount paid, $0.8 million was placed into escrow, of which $0.3 million serves as security for any claims made by the Company under the terms of the escrow agreement between the Company and the former owners of OnPoint. The remaining amounts deposited into escrow were related to net working capital adjustments and were released from escrow during the three months ended June 30, 2014. Also, during the three months ended June 30, 2014, an additional $0.3 million was distributed to the former owners related to net working capital adjustments.
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
Service revenues for OnPoint during the three and nine months ended September 30, 2014 were $8.0 million and $18.3 million, respectively. Net income and net loss for OnPoint during the three and nine months ended September 30, 2014 were $0.9 million and $2.1 million, respectively. Proforma results of operations have not been included as the acquisition of OnPoint was not material to the Company's operations for any periods presented.
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
The acquisition date fair value, net of cash acquired, was $21.0 million for the purchase of 100% of La Comunidad’s common stock. This total consisted of $9.7 million in cash (net of cash acquired), stock-based awards with an estimated fair value of $2.0 million and contingent consideration with estimated fair value of $9.3 million. Of the stock-based awards, $1.5 million was not issued at the time of acquisition (determined fair value of $1.0 million), of which $1.0 million serves as security for any claims made by the Company, and $0.5 million was related to final working capital adjustments. During the three months ended September 30, 2014, $0.3 million was distributed to the former owners related to net working capital adjustments.
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
The former owners of La Comunidad are also eligible to receive additional consideration of up to $24.0 million, which is contingent on the fulfillment of certain financial and other performance conditions during the years ending December 31, 2014 through December 31, 2017. If such conditions are achieved, the consideration is payable under certain circumstances in cash or a combination of cash and common stock, at the Company's discretion up to a defined threshold. Using a discounted cash flow method, the Company recorded an estimated liability of $9.3 million as of the acquisition date and $10.4 million as of September 30, 2014. The Company will continue to assess the probability that the conditions will be fulfilled, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. During the three and nine months ended September 30, 2014, the Company recorded an expense of $0.2 million and $0.6 million, respectively, relating to the change in fair value of the contingent liability. This amount is included in "Acquisition costs and other related charges" in the Company's unaudited consolidated and condensed statements of operations.
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
The former owners of iThink are eligible to receive additional cash consideration of up to $11.7 million, which is contingent on the fulfillment of certain financial conditions during the three years ending December 31, 2015. Using a discounted cash flow method, the Company recorded an estimated contingent consideration liability of $0.7 million as of the acquisition date, and zero as of September 30, 2014. The Company will continue to assess the probability that the conditions will be fulfilled and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. During the nine months ended September 30, 2014, the Company recorded a benefit of less than $0.1 million, relating to the remeasurement of the fair value of the contingent liability. This amount is included in "Acquisition costs and other related charges" in the Company's unaudited consolidated and condensed statements of operations. The contingent consideration liability is denominated in a foreign currency and, therefore, its value as reported in U.S. dollars on the Company’s consolidated balance sheet may change from period to period due to currency exchange rate fluctuations. During the three months ended June 30, 2014, the Company executed an Employment Agreement with one of iThink's minority owners, pursuant to which the individual waived all rights to the contingent consideration.
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

During the three months ended December 31, 2013, the Company made additional capital contributions which increased the Company's ownership from 81% to 84% of the outstanding securities of iThink.
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
The former members of (m)Phasize are also eligible to receive additional consideration of up to $12.8 million, which is contingent on the fulfillment of certain financial conditions during the year ended December 31, 2013 and the year ending December 31, 2014. If such conditions are achieved, the consideration is payable under certain circumstances in cash or a combination of cash and common stock, at the Company's discretion up to a defined threshold. Using a discounted cash flow method, the Company recorded an estimated liability of $6.1 million as of the acquisition date. As of December 31, 2013, one of the financial conditions was achieved and as a result, $5.5 million was paid to the former shareholders of (m)Phasize during the three months ended June 30, 2014. As of September 30, 2014, using a discounted cash flow method, the Company recorded an estimated liability of $4.3 million for the consideration related to the fulfillment of certain financial conditions during the year ended December 31, 2014. The Company will continue to assess the probability that the conditions will be fulfilled, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. During the three and nine months ended September 30, 2014, the Company recorded an expense of $0.4 million and $2.4 million, respectively, relating to the remeasurement of the fair value of the contingent liability. This amount is included in “Acquisition costs and other related charges” in the Company’s unaudited consolidated and condensed statements of operations.
Second Story Inc.
On November 1, 2012, the Company acquired Second Story Inc. (“Second Story”), an interactive studio operating in the United States. The Company acquired Second Story to strengthen the Company’s ability to craft physical and digital experiences from web and mobile to in-store and in-venue.
The acquisition date fair value, net of cash acquired, was $9.9 million for the purchase of 100% of Second Story’s outstanding shares. This total consisted of $6.0 million in cash, restricted stock with an estimated fair value of $2.1 million, and deferred stock consideration with an estimated fair value of $1.8 million. Of the cash amount, $0.9 million was placed into escrow; of which $0.5 million served as security for any claims made by the Company under the terms of an escrow agreement between the Company and the former owners of Second Story, and $0.4 million was related to final working capital adjustments. These escrow amounts were released to the former owners of Second Story during the three-months ended March 31, 2013. As of September 30, 2014, the fair value of the deferred stock consideration was $1.7 million.
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
The former shareholders of DAD were also eligible to receive additional consideration of up to $21.9 million, which was contingent on the fulfillment of certain financial conditions within the period from July 1, 2011 to June 30, 2014. The consideration was payable under certain circumstances in cash, common stock or a combination of both, at the Company's discretion up to a defined threshold. Using a discounted cash flow method, the Company recorded an estimated liability of $15.7 million as of the acquisition date. During the three months ended March 31, 2012, one of the financial conditions was achieved and as a result, $4.7 million of the escrow was released to the former shareholders of DAD during the three months ended June 30, 2012. At December 31, 2012, another of the financial conditions was achieved and as a result, $4.8 million of the escrow was released to the former shareholders of DAD during the three months ending March 31, 2013. At June 30, 2014, the remaining financial conditions were partially achieved and as a result, $2.6 million was paid in cash to the former shareholders of DAD during the three months ended September 30, 2014 and $1.1 million remains as a liability as of September 30, 2014. The remaining $1.1 million liability was issued in shares subsequent to September 30, 2014. During the three and nine months ended September 30, 2014, the Company recorded a benefit of less than $0.1 million and $3.2 million, respectively, relating to remeasurement of the fair value of the contingent liability, which are included in “Acquisition costs and other related charges” in the Company’s consolidated and condensed statements of operations. This liability is denominated in a foreign currency and therefore, its value as reported in U.S. dollars on the Company’s unaudited consolidated and condensed balance sheets may change from period to period due to currency exchange rate fluctuations.
(4) Marketable Securities and Fair Value Disclosures
Marketable Securities
As of September 30, 2014 and December 31, 2013, all of the Company’s marketable securities were classified as available-for-sale and their estimated fair values were $6.3 million and $5.9 million, respectively.
The following table presents details of the Company’s marketable securities as of September 30, 2014 and December 31, 2013 (in thousands):

	Available-for-Sale Securities as of September 30, 2014				Available-for-Sale Securities as of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Mutual funds	$6,268	$17	$(30)	$6,255	$5,934	$—	$(64)	$5,870
Total	$6,268	$17	$(30)	$6,255	$5,934	$—	$(64)	$5,870
There were no other-than-temporary impairment losses recorded during the three and nine months ended September 30, 2014 or 2013. Any other-than-temporary impairment losses on marketable securities would be recorded in “Other income, net” in the Company’s unaudited consolidated and condensed statements of operations.
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

The Company records certain assets and liabilities at fair value. The following tables present the Company’s fair value hierarchy for its assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements at September 30, 2014 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Financial assets:
Bank time deposits	Cash and cash equivalents	$—	$93,236	$—	$93,236
Money market fund deposits	Cash and cash equivalents	2,801	—	—	2,801
Mutual funds	Marketable securities, current portion	6,255	—	—	6,255
Foreign exchange option contracts, net	Prepaid expenses and other current assets	—	294	—	294
Indemnification assets associated with acquisitions, current	Prepaid expenses and other current assets	—	—	383	383
Indemnification assets associated with acquisitions, noncurrent	Other assets	—	—	206	206
Total		$9,056	$93,530	$589	$103,175

		Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts	Accrued expenses	$—	$46	$—	$46
Contingent consideration liability associated with acquisitions, current	Accrued expenses	—	—	7,872	7,872
Contingent consideration liability associated with acquisitions, noncurrent	Other long-term liabilities	—	—	7,808	7,808
Total		$—	$46	$15,680	$15,726

		Fair Value Measurements at December 31, 2013 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Financial assets:
Bank time deposits	Cash and cash equivalents	$—	$79,662	$—	$79,662
Money market fund deposits	Cash and cash equivalents	14,154	—	—	14,154
Mutual funds	Marketable securities, current portion	5,870	—	—	5,870
Foreign exchange option contracts, net	Prepaid expenses and other current assets	—	129	—	129
Indemnification assets associated with acquisitions, current	Prepaid expenses and other current assets	—	—	304	304
Indemnification assets associated with acquisitions, noncurrent	Other assets	—	—	597	597
Total		$20,024	$79,791	$901	$100,716

		Level 1	Level 2	Level 3	Total
Financial liabilities:
Foreign exchange option contracts	Accrued expenses	$—	$175	$—	$175
Contingent consideration liability associated with acquisitions, current	Accrued expenses	—	—	11,237	11,237
Contingent consideration liability associated with acquisitions, noncurrent	Other long-term liabilities	—	—	12,426	12,426
Total		$—	$175	$23,663	$23,838
The Company did not have any transfers of assets or liabilities between Level 1 and Level 2 or Level 3 of the fair value measurement hierarchy during the three or nine months ended September 30, 2014.

The following table presents a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis for the nine months ended September 30, 2014 (in thousands):

	Level 3 Inputs
	Assets	Liabilities
Balance at December 31, 2013	$901	$23,663
Payment of contingent consideration liability	—	(8,062)
Change in fair value of contingent consideration liability, included in acquisition costs and other related benefits	—	(403)
Change in fair value of acquired indemnification assets and contingent consideration liability, included in currency translation adjustments	(30)	(24)
Increase in fair value of contingent consideration liability, included in general and administrative expenses	—	506
Change in indemnification assets recorded in acquisitions	(282)	—
Balance at September 30, 2014	$589	$15,680
The Company’s non-financial assets and liabilities, which include goodwill and long-lived assets held and used, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, the Company would evaluate the non-financial assets and liabilities for impairment. If an impairment was to occur, the asset or liability would be recorded at its estimated fair value. During the three months ended September 30 and March 31, 2013, the Company recorded an impairment of its Nitro customer list intangible asset in the amount of $0.6 million and $1.5 million, respectively. No impairment was recorded in the three and nine months ended September 30, 2014. See Note 12, Goodwill and Purchased Intangible Assets, for additional information.
(5) Stock-Based Compensation
Project personnel expenses, selling and marketing expenses and general and administrative expenses presented in the accompanying unaudited consolidated and condensed statements of operations include the following stock-based compensation expense amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		As Restated		As Restated
Project personnel expenses	$5,136	$5,044	$14,993	$14,521
Selling and marketing expenses	295	175	803	714
General and administrative expenses	2,913	2,933	8,642	7,907
Total stock-based compensation expense	$8,344	$8,152	$24,438	$23,142
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
The following table presents activity relating to stock options under all of the Company’s stock option plans during the nine months ended September 30, 2014 (in thousands, except prices):

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2013	463	$6.55
Options exercised	(380)	$6.35
Options forfeited/canceled	(10)	$6.14
Outstanding as of September 30, 2014	73	$7.64
Outstanding, vested and exercisable as of September 30, 2014	73	$7.64
Aggregate intrinsic value of outstanding, vested and exercisable	$463
The aggregate intrinsic value of stock options exercised in the nine months ended September 30, 2014 and 2013 was $3.9 million and $5.5 million, respectively, determined at the exercise date. As of September 30, 2014, all stock options outstanding were vested and exercisable. As of September 30, 2014, there was no remaining unrecognized compensation expense related to non-vested stock options.
The following table presents activity relating to RSUs during the nine months ended September 30, 2014 (in thousands, except prices):

	Number of Shares Underlying Restricted Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2013	6,828	$6.97
Restricted units granted	2,331	$17.18
Restricted units vested	(2,408)	$16.93
Restricted units forfeited/canceled	(391)	$12.96
Unvested as of September 30, 2014	6,360	$6.58
Expected to vest as of September 30, 2014	5,873	$6.58
The weighted-average grant date fair value of RSUs granted during the nine months ended September 30, 2014 and 2013 was $17.18 and $12.08 per RSU, respectively. The aggregate intrinsic value of RSUs vested during the nine months ended September 30, 2014 and 2013 was $41.0 million and $28.1 million, respectively. As of September 30, 2014, the aggregate intrinsic value of non-vested RSUs, net of estimated forfeitures, was $89.1 million. As of September 30, 2014, unrecognized compensation expense related to non-vested RSUs was $65.0 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.4 years.

(6) Net Income Per Share
The following table presents the computation of basic and diluted net income per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		As Restated		As Restated
Net income attributable to stockholders of Sapient Corporation	$22,267	$26,345	$59,178	$55,053
Basic net income per share:
Weighted average common shares outstanding	141,624	139,959	141,299	139,202
Basic net income per share attributable to stockholders of Sapient Corporation	$0.16	$0.19	$0.42	$0.40
Diluted net income per share:
Weighted average common shares outstanding	141,624	139,959	141,299	139,202
Weighted average dilutive common share equivalents	1,473	2,302	2,259	3,731
Weighted average common shares and dilutive common share equivalents	143,097	142,261	143,558	142,933
Diluted net income per share attributable to stockholders of Sapient Corporation	$0.16	$0.19	$0.41	$0.39
Anti-dilutive options and share-based awards not included in the calculation	26	3	21	10
Weighted average dilutive common share equivalents include the dilutive impact of deferred stock consideration and restricted stock associated with the acquisitions of La Comunidad, (m)Phasize, Second Story, and DAD. The dilutive impact is included in the weighted average dilutive common share equivalents when contingencies are achieved.
(7) Commitments and Contingencies
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
The Company accrues loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. As of September 30, 2014, the Company has recorded an accrual of $0.7 million for loss contingencies, which represents the better estimate within the probable range of $0.7 million and $2.4 million, related to all probable losses where a reasonable estimate could be made.
The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible, but not probable. As of September 30, 2014, the Company does not have any reasonably possible losses for which an estimate can be made. Although the Company intends to defend its legal matters vigorously, the ultimate outcome of these matters is uncertain. However, the Company does not expect the potential losses, if any, to have a material adverse impact on its operating results, cash flows, or financial condition.
(8) Income Taxes
For the three and nine months ended September 30, 2014, the Company recorded income tax provisions of $12.8 million and $34.1 million, respectively, compared to $12.7 million and $30.9 million, respectively, for the three and nine months ended September 30, 2013. Income tax is related to federal, state, and foreign tax obligations. The increase in tax expense for the three months ended September 30, 2014 was primarily due to the jurisdictional mix of profit before tax. The increase in tax expense for the nine months ended September 30, 2014 was primarily related to the increase in profit before taxes and the jurisdictional mix.
For the nine months ended September 30, 2014, the Company’s effective tax rate varied from the statutory tax rate primarily due to state income taxes, the tax rate differential attributable to income earned by the Company’s foreign subsidiaries and the related mix of jurisdictional profits, and changes in uncertain tax positions.
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
Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2014, a valuation allowance is maintained against the Company's U.S. deferred tax assets associated with certain capital loss and state tax net operating loss carryforwards. The Company continues to believe that the remainder of its U.S. deferred tax assets and the deferred tax assets of its foreign subsidiaries are more likely than not to be realized, and therefore, no valuation allowance has been recorded against these assets.
The Company had gross unrecognized tax benefits, including interest and penalties, of $33.2 million as of September 30, 2014 and $30.8 million as of December 31, 2013. The amounts of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate were $32.1 million and $29.7 million as of September 30, 2014 and December 31, 2013, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2014 and December 31, 2013, accrued interest and penalties were $5.2 million and $4.2 million, respectively.
The Company conducts business globally, and as a result, the Company and its subsidiaries file income tax returns in the U.S. federal and state jurisdictions as well as various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Germany, India, Switzerland, the United Kingdom and the United States. The Company is currently under tax audits and proceedings in Canada, India, the United Kingdom, and the United States for various periods between 2006 and 2013. The statute of limitations in the Company’s other tax jurisdictions remain open for various periods between 2006 and the present. However, carryforward attributes from prior closed years may still be adjusted upon examination by tax authorities if they are used in open periods.
Although the Company believes its tax estimates are appropriate, the final determination of tax audits and proceedings could result in favorable or unfavorable changes in its estimates. The Company anticipates the settlement of tax audits and proceedings, as well as the expiration of relevant statutes of limitations in the next twelve months could result in a decrease in its gross unrecognized tax benefits, including interest and penalties, of between $13.0 million and $17.0 million.
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
As of September 30, 2014, the Company's potential obligations under these put options were approximately $0.7 million, of which none were exercisable.

The following table presents a roll forward of the noncontrolling interest subject to put provisions during the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine months ended September 30,
	2014	2013
		As Restated
Beginning Balance	$784	$—
Acquisitions during the period	—	1,205
Net loss	(7)	(175)
Other comprehensive loss	(50)	(107)
Ending Balance	$727	$923
(10) Segment Information
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
The following tables present the service revenues and income from operations attributable to the Company’s reportable segments for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		As Restated		As Restated
Service Revenues:
SapientNitro	$233,415	$219,784	$702,717	$628,325
Sapient Global Markets	95,552	88,666	287,847	259,264
Sapient Government Services	21,737	15,343	63,868	43,176
Total service revenues	$350,704	$323,793	$1,054,432	$930,765
Income Before Income Taxes:
SapientNitro	$80,937	$73,668	$231,480	$199,265
Sapient Global Markets	27,088	27,900	82,871	79,463
Sapient Government Services	5,497	4,840	13,341	12,656
Total reportable segments operating income (1)	113,522	106,408	327,692	291,384
Less: reconciling items (2)	(78,389)	(67,474)	(234,389)	(205,632)
Total income before income taxes	$35,133	$38,934	$93,303	$85,752

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

(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		As Restated		As Restated
Centrally managed functions	$65,546	$58,356	$196,296	$175,367
Stock-based compensation expense	8,344	8,152	24,438	23,142
Restructuring and other related charges (benefits)	1,125	(28)	2,989	171
Amortization of purchased intangible assets	3,389	3,007	10,430	9,927
Acquisition costs and other related charges (benefits)	1,301	(1,268)	1,729	(1,652)
Impairment of intangible asset	—	596	—	2,090
Other (3)	—	—	2,815	—
Interest and other income, net	(1,316)	(1,341)	(4,308)	(3,413)
Total reconciling items	$78,389	$67,474	$234,389	$205,632
(3) In the nine months ended September 30, 2014, the Company incurred a $2.8 million one-time project personnel expense charge to reimburse employees for costs incurred as part of a restructuring of a global travel program. As this is unrelated to current operations, and neither comparable to prior periods nor predictive of future results, the Company has excluded it from the reportable segments operating income in evaluating management performance.
(11) Geographic Data
The following tables present data for the geographic regions in which the Company operates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		As Restated		As Restated
Service revenues (1):
United States	$224,673	$211,271	$658,176	$589,916
United Kingdom	66,276	33,870	184,730	86,316
Rest of International	59,755	78,652	211,526	254,533
Total service revenues	$350,704	$323,793	$1,054,432	$930,765

	September 30, 2014	December 31, 2013
Long-lived tangible assets (2):
United States	$41,641	$34,198
India	37,435	35,094
United Kingdom	10,342	8,670
Rest of International	7,655	7,936
Total long-lived tangible assets (3)	$97,073	$85,898

(1)	Allocation of service revenues to individual countries is based on the location of the Sapient legal entity that contracts with the client.

(2)	Allocation of long-lived tangible assets to individual countries is based on the location of the Sapient legal entity that has title to the assets.

(3)	Reflects the net book value of the Company’s property and equipment.

(12) Goodwill and Purchased Intangible Assets
The following table presents the changes in goodwill allocated to the Company’s reportable segments during the nine months ended September 30, 2014 (in thousands):

	SapientNitro	Sapient Global Markets	Sapient Government Services	Total
Goodwill as of December 31, 2013	$118,642	$30,500	$—	$149,142
Acquisitions during the period	—	—	1,708	1,708
Adjustments	(26)	—	—	(26)
Foreign currency exchange rate effect	(1,305)	(216)	—	(1,521)
Goodwill as of September 30, 2014	$117,311	$30,284	$1,708	$149,303
The following table summarizes purchased intangible assets as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists and customer relationships	$47,179	$(29,449)	$17,730	$45,569	$(24,520)	$21,049
Non-compete agreements	12,087	(11,555)	532	12,168	(10,513)	1,655
Intellectual property	5,730	(2,608)	3,122	5,765	(1,879)	3,886
Tradename	6,752	(5,404)	1,348	4,797	(3,879)	918
Backlog	5,290	(1,721)	3,569	—	—	—
Total purchased intangible assets	$77,038	$(50,737)	$26,301	$68,299	$(40,791)	$27,508
Amortization expense related to purchased intangible assets was $3.4 million and $3.0 million for the three months ended September 30, 2014 and 2013, respectively, and $10.4 million and $9.9 million for the nine months ended September 30, 2014 and 2013, respectively. Estimated future amortization expense as of September 30, 2014 is $3.2 million for the remainder of 2014, $9.0 million for 2015, $5.9 million for 2016, $4.4 million for 2017, $2.7 million for 2018, and $1.1 million thereafter.
During the three months ended March 31, 2013, the Company performed an impairment review of the customer list intangible asset obtained in its acquisition of Nitro in 2009. The impairment review was triggered by certain legacy Nitro customers having notified the Company of their intentions to cease or reduce purchases of the Company’s services. In the first step of the March 31, 2013 impairment review, the carrying value of the asset exceeded the undiscounted net cash flows expected to be generated by the asset, indicating that the carrying value was not recoverable. In the second step, the impairment amounts of $0.6 million and $1.5 million were recorded in the three months ended September 30 and March 31, 2013, respectively, which were estimated using a discounted cash flows approach. During the three months ended September 30, 2014, there were no triggering events that required the Company to perform an impairment review. The net book value of the Nitro customer list intangible asset was $0.1 million as of September 30, 2014.
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
(13) Restructuring and Other Related Charges (Benefits)
Short-term and long-term restructuring and other related liabilities are recorded in "Accrued expenses" and "Other long-term liabilities," respectively, in the consolidated and condensed balance sheets.

2014 Restructuring Event
During the three and nine months ended September 30, 2014, the Company recorded a restructuring charge of $1.1 million and $3.0 million, respectively, related to cash severance and other termination benefits for approximately 93 employees across multiple functions. Substantially all of the workforce charges were related to the Company's SapientNitro reportable segment.
2013 Restructuring Event
During the year ended December 31, 2013, the Company recorded a restructuring charge of $2.0 million related to cash severance and other termination benefits for approximately 82 employees across multiple functions. Of the total charges, $1.3 million and $0.5 million were recorded to the Company's SapientNitro and Global Markets reportable segments, respectively.
The following table presents activity during the nine months ended September 30, 2014 related to all restructuring events (in thousands):

	Other Prior Restructuring Events		2014 Restructuring Event
	Facilities	Workforce	Facilities	Workforce	Totals
Balance at December 31, 2013	$185	$312	$—	$—	$497
2014 (benefits) provisions, net	(21)	—	154	2,856	2,989
Cash utilized	(67)	(308)	(47)	(2,132)	(2,554)
Foreign currency exchange rate effect	—	(4)	(13)	(29)	(46)
Balance at September 30, 2014	$97	$—	$94	$695	$886
The total remaining accrued restructuring balance of $0.9 million as of September 30, 2014 is expected to be paid in full by March 31, 2016.
(14) Foreign Currency Exposures and Derivative Instruments
Foreign Currency Transaction Exposure
Foreign currency transaction exposure is derived primarily from intercompany transactions of a short-term nature and transactions with clients or vendors in currencies other than the functional currency of the legal entity in which the transaction is recorded. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency at each reporting period using period-end exchange rates, and any resulting gain or loss as a result of currency fluctuations is recorded in “General and administrative expenses” in the Company’s unaudited consolidated and condensed statements of operations. Foreign currency transaction net losses and net gains of $(2.4) million and $1.1 million were recorded in the three months ended September 30, 2014 and 2013, respectively. Foreign currency transaction net losses of $3.3 million and $0.7 million were recorded for the nine months ended September 30, 2014 and 2013, respectively.
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

Currently, the Company enters into 30-day average rate instruments covering rolling periods of up to four months, with the following notional amounts outstanding as of September 30, 2014:

•	1.5 billion Indian rupees (approximately $24.5 million);

•	5 million British pounds sterling (approximately $8.1 million); and

•	1.3 million euros (approximately $1.6 million).
Because these instruments are average rate option collars that are settled on a net basis with the counterparty banks, the Company has not recorded the gross underlying notional amounts in its unaudited consolidated and condensed balance sheets as of September 30, 2014 or December 31, 2013. Open option positions as of September 30, 2014 will settle in the three month period ending December 31, 2014. None of the Company’s derivative financial instruments qualified for hedge accounting.
The following table presents the fair values of the derivative assets and liabilities recorded on the Company’s unaudited consolidated and condensed balance sheets as of September 30, 2014 and December 31, 2013 (in thousands):

		September 30,	December 31,
Derivative Instrument	Balance Sheet Classification	2014	2013
Foreign exchange option contracts (asset)	Prepaid and other current assets	$294	$129
Foreign exchange option contracts (liability)	Accrued expenses	$46	$175
Realized and unrealized gains and losses on the Company’s foreign exchange option contracts are included in “General and administrative expenses” in the unaudited consolidated and condensed statements of operations. The following table presents the effect of net realized and unrealized gains and losses relating to the Company’s foreign exchange option contracts on its results of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Realized/Unrealized gain (loss) on financial instruments		As Restated		As Restated
Net realized gain (loss) on foreign exchange option contracts not designated as accounting hedges	$72	$(1,701)	$256	$(1,625)
Net unrealized gain (loss) on foreign exchange option contracts not designated as accounting hedges	259	683	238	(88)
Total	$331	$(1,018)	$494	$(1,713)
(15) Stockholders’ Equity
The Company uses the cost method to account for its treasury stock transactions. Shares of treasury stock are issued in connection with the Company’s stock option plans, restricted stock plans, employee stock purchase plan, and acquisitions using the average cost basis method. On May 9, 2012, the Board of Directors of the Company authorized a stock repurchase program of up to $100 million of the Company’s common stock within two years from the authorization date. Under the program, management of the Company was authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. Depending on market conditions and other factors, the repurchases may be commenced or suspended at any time or from time to time, without prior notice. In 2014, under this program, the Company repurchased 70,010 shares of its common stock, at an average price of $15.93 per share, for an aggregate purchase price of $1.1 million. Through May 9, 2014, the Company repurchased 4,338,306 shares of its common stock, at an average price of $10.67 per share for an aggregate purchase price of $46.3 million. As of May 9, 2014, the authorization for the program expired.
On May 12, 2014, the Board of Directors of the Company authorized a stock repurchase program of up to $150 million of the Company’s common stock (the "2014 Repurchase Program"). Under this new program, management of the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. Depending on market conditions and other factors, the repurchases may be commenced or suspended at any time or from time to time, without prior notice. During the three months ended September 30, 2014, under this program, the Company repurchased 752,873 shares of its common stock at an average price of $14.75 per share for an aggregate purchase price of $11.1 million, including transaction costs. During the nine months ended September 30, 2014, under this program, the Company repurchased

992,673 shares of its common stock at an average price of $15.14 per share for an aggregate purchase price of $15.0 million, including transaction costs. As of September 30, 2014, $135.0 million remained available for repurchases under this program. The 2014 Repurchase Program will expire upon the earlier of the date on which the program is terminated by the Board of Directors or when all authorized repurchases are completed. The Company made additional purchases under the 2014 Repurchase Program between October 1, 2014 and October 31, 2014. However, the Company does not intend to make further repurchases under the 2014 Repurchase Program.
(16) Line of Credit
On July 11, 2012, Sapient International GmbH, a Switzerland subsidiary of the Company (the “Borrower”), entered into an uncommitted, multi-currency revolving credit facility (the “Facility”) with a bank. The Facility permits the Borrower to request advances for general working capital purposes, in U.S. dollars, British pounds sterling and euros, not to exceed an equivalent of $20 million U.S. dollars in the aggregate. On April 29, 2014, the Company amended the Facility primarily to add Sapient Limited, a subsidiary of Sapient U.K., as an additional borrower. All other terms of the amended facility remained consistent with the original Facility. For each advance, the Borrower requests a term of one, two, three or six months, or such other period to which the Borrower and the bank may agree. Each advance is due for repayment on the last day of the agreed-upon term, or upon demand by the bank or termination of the Facility. Each advance bears interest at an annualized rate equal to the London Interbank Offered Rate (“LIBOR”) benchmark rate in effect on the advance date and applicable to the relevant term plus 2.25%. Interest is payable every three months, or at the end of the relevant advance term if such term is less than three months. The Facility does not have a contractual term, but the bank may terminate the Facility at any time. The Facility does not include any financial covenants. Any obligations incurred by the Borrower under the Facility are guaranteed at all times by Sapient Corporation. As of November 6, 2014, the Borrower had not drawn any advances under the Facility.
(17) Restatement
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
Although the Company believes the recorded employment-related tax liabilities associated with the movement of employees globally are appropriate, the final determination of tax audits and settlement discussions with local tax authorities could result in potential favorable or unfavorable changes to these estimates. The Company anticipates to settle substantially all of the employment-related tax liabilities in the next twelve months.
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
This Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 includes the impact of the restatement on the comparative unaudited quarterly financial information for the quarter ended September 30, 2013.
The account balances labeled "As Reported" in the following tables for the quarter ended September 30, 2013 represent the previously reported unaudited balances in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
The effects of these prior period errors on the unaudited consolidated financial statements are as follows:

	September 30, 2013
	As Reported	Adjustments	As Restated
Consolidated Unaudited Balance Sheet:	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$272,756	$—	$272,756
Marketable securities, current portion	7,310	—	7,310
Restricted cash, current portion	101	—	101
Accounts receivable, net of allowance for doubtful accounts of $0 at September 30, 2013	175,618	—	175,618
Unbilled revenues	104,865	—	104,865
Deferred tax assets, current portion	16,281	—	16,281
Prepaid expenses and other current assets	44,742	(7,480)	37,262
Total current assets	621,673	(7,480)	614,193
Restricted cash, net of current portion	2,042	—	2,042
Property and equipment, net	83,166	81	83,247
Purchased intangible assets, net	24,068	—	24,068
Goodwill	134,359	—	134,359
Other assets	8,914	13,382	22,296
Total assets	$874,222	$5,983	$880,205
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,166	$—	$25,166
Accrued expenses	49,275	806	50,081
Accrued compensation	105,422	(16,688)	88,734
Income taxes payable	17,427	(6,427)	11,000
Deferred revenues	23,326	—	23,326
Total current liabilities	220,616	(22,309)	198,307
Deferred tax liabilities, net of current portion	20,798	—	20,798
Other long-term liabilities	66,534	40,060	106,594
Total liabilities	307,948	17,751	325,699
Commitments and contingencies
Noncontrolling interest subject to put provisions	923	—	923
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and none issued or outstanding at September 30, 2013	—	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 144,326,146 shares issued, and 140,120,721 shares outstanding at September 30, 2013	1,443	—	1,443
Additional paid-in capital	578,160	—	578,160
Treasury stock, at cost, 4,205,425 shares at September 30, 2013	(44,435)	—	(44,435)
Accumulated other comprehensive loss	(40,328)	—	(40,328)
Retained earnings	70,511	(11,768)	58,743
Total Sapient Corporation stockholders' equity	565,351	(11,768)	553,583
Total liabilities and stockholders’ equity	$874,222	$5,983	$880,205

	Three Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2013
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Unaudited Statement of Operations:	(In thousands, except per share amounts)
Revenues:
Service revenues	$323,793	$—	$323,793	$930,765	$—	$930,765
Reimbursable expenses	11,087	—	11,087	33,705	—	33,705
Total gross revenues	334,880	—	334,880	964,470	—	964,470
Operating expenses:
Project personnel expenses	218,977	677	219,654	637,258	2,031	639,289
Reimbursable expenses	11,087	—	11,087	33,705	—	33,705
Total project personnel expenses and reimbursable expenses	230,064	677	230,741	670,963	2,031	672,994
Selling and marketing expenses	11,968	(42)	11,926	36,754	(125)	36,629
General and administrative expenses	52,136	177	52,313	159,657	531	160,188
Restructuring and other related (benefits) charges	(28)	—	(28)	1,955	—	1,955
Amortization of purchased intangible assets	3,007	—	3,007	9,927	—	9,927
Acquisition costs and other related benefits	(1,268)	—	(1,268)	(1,652)	—	(1,652)
Impairment of intangible asset	596	—	596	2,090	—	2,090
Total operating expenses	296,475	812	297,287	879,694	2,437	882,131
Income from operations	38,405	(812)	37,593	84,776	(2,437)	82,339
Interest income	1,492	1	1,493	4,569	1	4,570
Interest expense	(636)	—	(636)	(1,997)	—	(1,997)
Other income, net	484	—	484	840	—	840
Income before income taxes	39,745	(811)	38,934	88,188	(2,436)	85,752
Provision for income taxes	12,986	(309)	12,677	31,612	(738)	30,874
Net income	26,759	(502)	26,257	56,576	(1,698)	54,878
Less: Net loss attributable to noncontrolling interest	(88)	—	(88)	(175)	—	(175)
Net income attributable to stockholders of Sapient Corporation	$26,847	$(502)	$26,345	$56,751	$(1,698)	$55,053
Basic net income per share attributable to stockholders of Sapient Corporation	$0.19	$—	$0.19	$0.41	$(0.01)	$0.40
Diluted net income per share attributable to stockholders of Sapient Corporation	$0.19	$—	$0.19	$0.40	$(0.01)	$0.39
Weighted average common shares	139,959	—	139,959	139,202	—	139,202
Weighted average dilutive common share equivalents	2,302	—	2,302	3,731	—	3,731
Weighted average common shares and dilutive common share equivalents	142,261	—	142,261	142,933	—	142,933

	Three Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2013
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Unaudited Statement of Comprehensive Income:	(In thousands, except per share amounts)
Net income	$26,759	$(502)	$26,257	$56,576	$(1,698)	$54,878
Other comprehensive income (loss):
Foreign currency translation adjustments	2,614	—	2,614	(14,449)	—	(14,449)
Net unrealized (loss) gain on available-for-sale investments, net of taxes	(55)	—	(55)	1	—	1
Reclassification adjustment for realized loss on available-for-sale investments, net of taxes	—	—	—	28	—	28
Net unrealized (loss) gain on available-for-sale investments	(55)	—	(55)	29	—	29
Other comprehensive income (loss)	2,559	—	2,559	(14,420)	—	(14,420)
Total comprehensive income (loss)	29,318	(502)	28,816	42,156	(1,698)	40,458
Comprehensive loss attributable to noncontrolling interest	(92)	—	(92)	(282)	—	(282)
Comprehensive income attributable to stockholders of Sapient Corporation	$29,410	$(502)	$28,908	$42,438	$(1,698)	$40,740

	Nine Months Ended
	September 30, 2013
	As Reported	Adjustments	As Restated
Consolidated Unaudited Statement of Cash Flows:	(In thousands)
Cash flows from operating activities:
Net income	$56,576	$(1,698)	$54,878
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(608)	(1,642)	(2,250)
Unrealized loss on financial instruments	88	—	88
Loss recognized on disposition of fixed assets	1,043	—	1,043
Depreciation expense	20,233	18	20,251
Amortization of purchased intangible assets	9,927	—	9,927
Loss recognized on sale of available-for-sale marketable securities	28	—	28
Impairment of intangible asset	2,090	—	2,090
Stock-based compensation expense	23,142	—	23,142
Excess tax benefits from exercise and release of stock-based awards	(2,024)	—	(2,024)
Non-cash restructuring charges	146	—	146
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(6,659)	—	(6,659)
Unbilled revenues	(32,984)	—	(32,984)
Prepaid expenses and other current assets	5,773	—	5,773
Other assets	(144)	—	(144)
Accounts payable	907	—	907
Accrued compensation	(72)	(2,467)	(2,539)
Deferred revenues	(4,979)	—	(4,979)
Accrued expenses	(4,988)	85	(4,903)
Income taxes payable	11,482	904	12,386
Other long-term liabilities	(3,525)	4,800	1,275
Net cash provided by operating activities	75,452	—	75,452
Cash flows from investing activities:
Purchases of property and equipment and cost of internally developed software	(27,201)	—	(27,201)
Cash paid for acquisitions, net of cash acquired	(4,993)	—	(4,993)
Sales of marketable securities classified as available-for-sale	1,372	—	1,372
Purchases of marketable securities classified as available-for-sale	(1,916)	—	(1,916)
Acquisition of cost method investment	(200)	—	(200)
Cash paid on financial instruments, net	(1,624)	—	(1,624)
Change in restricted cash	3,941	—	3,941
Net cash used in investing activities	(30,621)	—	(30,621)
Cash flows from financing activities:
Excess tax benefits from exercise and release of stock-based awards	2,024	—	2,024
Proceeds from stock option and purchase plans	2,703	—	2,703
Net cash provided by financing activities	4,727	—	4,727
Effect of exchange rate changes on cash and cash equivalents	(10,840)	—	(10,840)
Increase in cash and cash equivalents	38,718	—	38,718
Cash and cash equivalents, at beginning of period	234,038	—	234,038
Cash and cash equivalents, at end of period	$272,756	$—	$272,756
(18) Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") ASU 2014-15, Presentation of Financial Statements, Going Concern. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016 and earlier adoption is permitted. Management does not expect that the application of ASU 2014-15 will have an impact on the Company's financial condition, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. Management is currently evaluating which transition approach to use and the impact of the adoption of this ASU on the Company's financial condition, results of operations or cash flows.
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
As discussed further in Note 17, Restatement, in the Notes to Unaudited Consolidated and Condensed Financial Statements included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q, we have restated our consolidated financial statements for the years ended December 31, 2012 and 2011 and our unaudited quarterly financial information for each of the quarters in the year ended December 31, 2012 and for the first three quarters in the year ended December 31, 2013.
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
Recent Developments
On November 1, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Publicis Groupe S.A., a French société anonyme (“Publicis Groupe ”), and 1926 Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Publicis Groupe (“Merger Sub”). Under the Merger Agreement, Publicis Groupe will cause Merger Sub to commence a cash tender offer (the “Offer”) within 10 business days following the date of the Merger Agreement, for all of the Company’s outstanding shares of common stock, par value $0.01 per share (the “Shares”), at a purchase price of $25.00 per Share, net to the seller in cash, without interest, subject to any required withholding of taxes.  The Offer will remain open for a minimum of 20 business days from the date of commencement. The transaction was unanimously approved by the Board of Directors of Sapient and the Management and Supervisory Boards of Publicis Groupe. The obligation of Merger Sub to purchase the Shares in the Offer is subject to certain closing conditions, including the Shares having been validly tendered and not withdrawn representing at least a majority of the total number of Shares then-outstanding, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the antitrust, competition and trade regulation laws of Germany, the conclusion or termination of review by the Committee on Foreign Investment in the United States and certain other regulatory approvals. The transaction is expected to close in the first quarter of 2015, although there can be no assurance the transaction will close within the expected timeframe or at all.

If the Merger Agreement is terminated under certain circumstances, Sapient may be obligated to pay Publicis Groupe a termination fee of $125.0 million.
For further information regarding the transaction and the Merger Agreement, please refer to the Current Report on Form 8-K filed on November 3, 2014, with which the Merger Agreement is filed as Exhibit 2.1.
Summary of Results of Operations
The following table presents a summary of our results of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase
	2014	2013	Dollars	Percentage	2014	2013	Dollars	Percentage
		As Restated				As Restated
Service revenues	$350,704	$323,793	$26,911	8%	$1,054,432	$930,765	$123,667	13%
Income from operations	$33,817	$37,593	$(3,776)	(10)%	$88,995	$82,339	$6,656	8%
Net income attributable to stockholders of Sapient Corporation	$22,267	$26,345	$(4,078)	(15)%	$59,178	$55,053	$4,125	7%
The increases in service revenues for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 were due primarily to higher demand for our services from new and existing customers, and, to a lesser extent, revenues generated from acquisitions completed during the quarters ended March 31, 2014 and December 31, 2013.
The decrease in income from operations for the three months ended September 30, 2014, was primarily due to increases in project personnel expenses and increases in general and administrative expenses as a percentage of service revenues and acquisition costs and other related charges (benefits), partially offset by the increase in service revenues. The increase in income from operations for the nine months ended September 30, 2014, was primarily due to the increase in service revenues, and a decrease in general and administrative expenses as a percentage of service revenues.
Non-GAAP Financial Measures
In our quarterly and annual reports, earnings press releases, and conference calls, we discuss two key measures that are not calculated according to generally accepted accounting principles (“GAAP”). The first non-GAAP measure is income from operations, as reported on our consolidated statements of operations, excluding certain expenses and benefits, which we refer to as “non-GAAP income from operations.” The second measure calculates non-GAAP income from operations as a percentage of reported services revenues, which we refer to as “non-GAAP operating margin”. Management believes that these non-GAAP measures help illustrate underlying trends in our business. We use these measures to establish budgets and operational goals (communicated internally and externally), manage our business and evaluate our performance. We exclude certain expenses and benefits from non-GAAP income from operations that we believe are not reflective of the underlying business trends and are not useful measures in determining our operational performance and overall business strategy. Because our reported non-GAAP financial measures are not calculated according to GAAP, these measures may not necessarily be comparable to GAAP or similarly described non-GAAP measures reported by other companies within our industry. Consequently, our non-GAAP financial measures should not be evaluated in isolation or supplant comparable GAAP measures, but, rather, should be considered together with our unaudited consolidated and condensed financial statements, which are prepared in accordance with GAAP and included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q. The following table reconciles income from operations as reported on our unaudited consolidated and condensed statements of operations to non-GAAP income from operations, and GAAP operating margin to non-GAAP operating margin, for the three and nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		As Restated		As Restated
Service revenues	$350,704	$323,793	$1,054,432	$930,765
GAAP income from operations	$33,817	$37,593	$88,995	$82,339
Stock-based compensation expense	8,344	8,152	24,438	23,142
Restructuring and other related charges (benefits)	1,125	(28)	2,989	1,955
Amortization of purchased intangible assets	3,389	3,007	10,430	9,927
Acquisition costs and other related charges (benefits)	1,301	(1,268)	1,729	(1,652)
Impairment of intangible asset	—	596	—	2,090
Other (1)	—	—	2,815	—
Non-GAAP income from operations	$47,976	$48,052	$131,396	$117,801
GAAP operating margin	9.6%	11.6%	8.4%	8.8%
Effect of adjustments detailed above	4.1%	3.2%	4.1%	3.9%
Non-GAAP operating margin	13.7%	14.8%	12.5%	12.7%
(1) In the nine months ended September 30, 2014, we incurred a $2.8 million one-time project personnel expense charge to reimburse employees for costs incurred as part of a restructuring of a global travel program. As this is unrelated to current operations, and neither comparable to prior periods nor predictive of future results, we have excluded it from the non-GAAP income from operations in evaluating management performance.
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
Summary of Critical Accounting Policies; Significant Judgments and Estimates
We have identified the accounting policies which are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during the nine months ended September 30, 2014 to the items disclosed in our summary of critical accounting policies, significant judgments and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report in Part II, Item 7, on Form 10-K for the year ended December 31, 2013.

Results of Operations
Three and nine months ended September 30, 2014 compared to three and nine months ended September 30, 2013
The following table presents the components of our unaudited consolidated and condensed statements of operations as percentages of service revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		As Restated		As Restated
Revenues:
Service revenues	100.0%	100.0%	100.0%	100.0%
Reimbursable expenses	4.0%	3.4%	4.0%	3.6%
Total gross revenues	104.0%	103.4%	104.0%	103.6%
Operating expenses:
Project personnel expenses	67.5%	67.9%	69.0%	68.7%
Reimbursable expenses	4.0%	3.4%	4.0%	3.6%
Total project personnel expenses and reimbursable expenses	71.5%	71.3%	73.0%	72.3%
Selling and marketing expenses	3.9%	3.7%	4.2%	3.9%
General and administrative expenses	17.3%	16.2%	16.9%	17.2%
Restructuring and other related charges (benefits)	0.3%	—%	0.3%	0.2%
Amortization of purchased intangible assets	1.0%	0.9%	1.0%	1.1%
Acquisition costs and other related charges (benefits)	0.4%	(0.4)%	0.2%	(0.2)%
Impairment of intangible asset	—%	0.1%	—%	0.2%
Total operating expenses	94.4%	91.8%	95.6%	94.7%
Income from operations	9.6%	11.6%	8.4%	8.9%
Interest income	0.6%	0.5%	0.6%	0.5%
Interest expense	(0.2)%	(0.3)%	(0.2)%	(0.2)%
Other income, net	—%	0.2%	0.1%	—%
Income before income taxes	10.0%	12.0%	8.9%	9.2%
Provision for income taxes	3.6%	3.9%	3.3%	3.3%
Net income	6.4%	8.1%	5.6%	5.9%
Less: Net income (loss) attributable to noncontrolling interest	—%	—%	—%	—%
Net income attributable to stockholders of Sapient Corporation	6.4%	8.1%	5.6%	5.9%
Service Revenues
Our service revenues for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
	2014	2013	Dollars	Percentage	2014	2013	Dollars	Percentage
		As Restated				As Restated
Service revenues	$350,704	$323,793	$26,911	8%	$1,054,432	$930,765	$123,667	13%
The increase in service revenues for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 was due primarily to higher demand for our services from new and existing customers, and, to a lesser extent, revenues generated from acquisitions completed during the quarters ended March 31, 2014 and December 31, 2013.

The following table presents service revenues by industry sector for the three months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)
	2014	2013	Dollars	Percentage
Industry Sector		As Restated
Consumer, Travel & Automotive	$151,646	$133,035	$18,611	14%
Financial Services	104,718	100,450	4,268	4%
Government, Health & Education	43,822	33,630	10,192	30%
Energy Services	29,487	27,405	2,082	8%
Technology & Communications	21,031	29,273	(8,242)	(28)%
Total service revenues	$350,704	$323,793	$26,911	8%
For the three months ended September 30, 2014, service revenues in the United States increased 6%, while international service revenues increased 12% as compared to the same period in 2013. In constant currency terms, total service revenues were up 7% in the three months ended September 30, 2014 as compared to the same period in 2013.
The 8% increase in service revenues in the three months ended September 30, 2014 compared to the same period in 2013 was primarily due to people count, utilization, shift in delivery personnel mix, and contractor usage. Our average delivery personnel people count at September 30, 2014 increased 12% compared to the same period in 2013. Utilization, which represents the percentage of our delivery personnel’s time spent on billable client work, was 73% for the three months ended September 30, 2014, compared to 72% for the same period in 2013. Contractor and consultant usage, measured by expense, increased by 15% for the three months ended September 30, 2014 compared to the same period in 2013, based on our needs in specialized areas for certain client contracts.
No individual client accounted for more than 10% of our service revenues for the three months ended September 30, 2014 and 2013. Our five largest clients, in the aggregate, accounted for 14% of our service revenues for the three months ended September 30, 2014, compared to 16% for the same period in 2013. Long-term and retainer revenues are revenues from contracts with durations of at least twelve months, and from applications management and long-term support assignments, which are cancelable. Long-term and retainer revenues represented 49% of our total service revenues for the three months ended September 30, 2014, compared to 50% for the same period in 2013.
The following table presents service revenues by industry sector for the nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase / (Decrease)
	2014	2013	Dollars	Percentage
Industry Sector		As Restated
Consumer, Travel & Automotive	$458,539	$384,746	$73,793	19%
Financial Services	318,708	290,743	27,965	10%
Government, Health & Education	128,248	95,929	32,319	34%
Energy Services	91,602	84,009	7,593	9%
Technology & Communications	57,335	75,338	(18,003)	(24)%
Total service revenues	$1,054,432	$930,765	$123,667	13%
For the nine months ended September 30, 2014, service revenues in the United States increased 12%, while international service revenues increased 16% as compared to the same period in 2013. In constant currency terms, service revenues were up 12% in the nine months ended September 30, 2014 as compared to 2013.
The 13% increase in service revenues in the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to people count, utilization, shift in delivery personnel mix, and contractor usage. Our average delivery personnel people count at September 30, 2014 increased 13% compared to the same period in 2013. While utilization remained consistent at 72% for the nine months ended September 30, 2014, compared to the same period in 2013. Contractor and consultant usage, measured by expense, increased by 27% for the nine months ended September 30, 2014 compared to the same period in 2013, based on our needs in specialized areas for certain client contracts.
No individual client accounted for more than 10% of our service revenues for the nine months ended September 30, 2014 and 2013. Our five largest clients, in the aggregate, accounted for 15% of our service revenues for the nine months ended September 30, 2014, compared to 18% for the same period in 2013. Long-term and retainer revenues represented 47% of our total service revenues for the nine months ended September 30, 2014, compared to 52% for the same period in 2013.
See Service Revenues by Reportable Segment below for a discussion of service revenues by reportable segment and industry sector.
Project Personnel Expenses
Project personnel expenses consist primarily of compensation and employee benefits for personnel dedicated to client assignments, contractors and consultants and other direct expenses incurred to complete assignments that were not reimbursed by the client. These expenses represent the most significant costs we incur in providing our services. The following table presents project personnel expenses for the three and nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)	Percentage Increase
	2014	2013
		As Restated
Project personnel expenses	$236,862	$219,654	$17,208	8%
Project personnel expenses as a percentage of service revenues	67.5%	67.9%	(0.4) points

	Nine Months Ended September 30,		Increase	Percentage Increase
	2014	2013
		As Restated
Project personnel expenses	$727,817	$639,289	$88,528	14%
Project personnel expenses as a percentage of service revenues	69.0%	68.7%	0.3 points
The increase in project personnel expenses for the three and nine months ended September 30, 2014 was a direct result of our service revenue growth, as we increased delivery personnel peoplecount, use of contractors and consultants and certain other direct expenses in order to fulfill the increase in demand for our services. To a lesser extent, project personnel expenses increased due to the two acquisitions we completed during the quarters ended March 31, 2014 and December 31, 2013.
For the three months ended September 30, 2014, compensation and benefit expenses increased $11.6 million, due to the 12% increase in average delivery peoplecount and additional compensation and benefit expenses as a result of the aforementioned acquisitions. Contractor and consultant expenses increased $3.7 million as our need for contractors and consultants in specialized areas for certain client contracts increased. Travel expense increased $1.7 million based on client project needs. Other project personnel expenses increased, in the aggregate, by $0.2 million.
For the nine months ended September 30, 2014, compensation and benefit expenses increased $58.1 million, due to the 13% increase in average delivery peoplecount and additional compensation and benefit expenses as a result of the increase in peoplecount and, to a lesser extent, the aforementioned acquisitions. Contractor and consultant expenses increased $17.7 million as our need for contractors and consultants in specialized areas for certain client contracts increased. Travel expense increased $8.0 million based on client project needs. Other project personnel expenses increased, in the aggregate, by $4.7 million.
While we believe the previously recorded employment-related tax liabilities associated with the movement of employees globally are appropriate, the final determination of tax audits and settlement discussions with local tax authorities could result in potential favorable or unfavorable changes to these estimates, and as a result, impact project personnel expenses in future periods. We anticipate to settle substantially all of the employment-related tax liabilities in the next twelve months.

Selling and Marketing Expenses
Selling and marketing expenses consist primarily of compensation, employee benefits and travel expenses of selling and marketing personnel, and promotional expenses. The following table presents selling and marketing expenses for the three and nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,			Percentage Increase
	2014	2013	Increase
		As Restated
Selling and marketing expenses	$13,556	$11,926	$1,630	14%
Selling and marketing expenses as a percentage of service revenues	3.9%	3.7%	0.2 points

	Nine Months Ended September 30,			Percentage Increase
	2014	2013	Increase
		As Restated
Selling and marketing expenses	$44,313	$36,629	$7,684	21%
Selling and marketing expenses as a percentage of service revenues	4.2%	3.9%	0.3 points
The increase in selling and marketing expenses for the three months ended September 30, 2014 was due to increases of $0.6 million in trade show expenses, $0.5 million in contractor expenses, and $0.4 million in compensation expenses. Other selling and marketing expenses increased, in the aggregate, by $0.1 million.
The increase in selling and marketing expenses for the nine months ended September 30, 2014 was due to increases of $2.4 million in contractor expenses, $2.1 million in compensation expenses relating to an increase in average peoplecount, $1.4 million in trade show expenses, and $1.0 million in travel expenses. Other selling and marketing expenses increased, in the aggregate, by $0.8 million.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation and employee benefits associated with our management, legal, finance, information technology, hiring, training and administrative functions, and depreciation and occupancy expenses. The following table presents general and administrative expenses for the three and nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,		Increase	Percentage Increase
	2014	2013
		As Restated
General and administrative expenses	$60,654	$52,313	$8,341	16%
General and administrative expenses as a percentage of service revenues	17.3%	16.2%	1.1 points

	Nine Months Ended September 30,		Increase / (Decrease)	Percentage Increase
	2014	2013
		As Restated
General and administrative expenses	$178,159	$160,188	$17,971	11%
General and administrative expenses as a percentage of service revenues	16.9%	17.2%	(0.3) points
The increase in general and administrative expenses for the three months ended September 30, 2014 was due to increases of $3.5 million related to net losses on foreign currency transactions, $1.8 million in facilities expense related to new lease agreements, $1.5 million in compensation and benefit expenses relating to an increase in average peoplecount, $1.0 million depreciation expense related to maintenance of properties, and $0.4 million in contractor expenses. Other general and administrative expenses increased, in the aggregate, by $0.1 million.

The increase in general and administrative expenses for the nine months ended September 30, 2014 was due to increases of $8.4 million in compensation and benefit expenses relating to an increase in average peoplecount, $5.0 million in facilities expense related to new lease agreements, $2.6 million related to net losses on foreign currency transactions, and $1.3 million in audit and tax fees primarily due to the work associated with the restatement of our consolidated financial statements as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. Other general and administrative expenses increased, in aggregate, by $0.7 million.
Restructuring and Other Related Charges (Benefits)
Restructuring and other related charges (benefits) were $1.1 million and less than ($0.1) million for the three months ended September 30, 2014 and 2013, respectively. The net charges recorded in the three months ended September 30, 2014, included a restructuring charge of $1.1 million related to cash severance and other termination benefits for approximately 51 employees across multiple functions. The benefits recorded in the three months ended September 30, 2013 included changes to estimates in connection with previously restructured office leases, severance, and other termination benefits.
Restructuring and other related charges were $3.0 million and $2.0 million for the nine months ended September 30, 2014 and 2013, respectively. The charges recorded in the nine months ended September 30, 2014, related to cash severance and other termination benefits for approximately 93 employees across multiple functions. The net charges recorded in the nine months ended September 30, 2013, included $2.1 million of severance and other termination benefits for 82 employees whose position were made redundant.
Amortization of Purchased Intangible Assets
Purchased intangible assets consisted of non-compete and non-solicitation agreements, customer lists, intellectual property, backlog, and tradenames acquired in business combinations. Amortization of purchased intangible assets was $3.4 million and $10.4 million for the three and nine months ended September 30, 2014, compared to $3.0 million and $9.9 million for the three and nine months ended September 30, 2013, respectively. The increase in amortization expense in the three and nine months ended September 30, 2014 was primarily due to the increased amortization expense for new intangible assets acquired in the three months ended March 31, 2014 and December 31, 2013.
Acquisition Costs and Other Related Charges (Benefits)
Acquisition costs and other related charges (benefits) include expenses associated with third-party professional services we utilize related to the evaluation of potential targets and the execution of successful acquisitions. Although we may incur costs to evaluate targets, the related potential transaction(s) may never be consummated. Acquisition costs and other related charges also include changes in the fair value of contingent consideration liabilities recorded as the result of acquisitions. These liabilities must be measured at fair value on the acquisition date, and until these liabilities are settled, they must be remeasured to fair value each reporting period, with the changes included in earnings. Acquisition costs and other related charges (benefits) were $1.3 million and $(1.3) million for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, acquisition costs and other related charges (benefits) were $1.7 million and $(1.7) million, respectively. The increase for the three and nine months ended September 30, 2014 was primarily due to changes in the fair value of contingent consideration liabilities and partially due to increases in third-party costs related to the evaluation of potential targets and the acquisitions completed during the quarters ended March 31, 2014 and December 31, 2013.
We recorded contingent consideration liabilities as the result of our acquisitions of La Comunidad and iThink during 2013, (m)Phasize, LLC during 2012, and D&D Holdings Limited during 2011, and we expect to record quarterly remeasurements of the fair value of these liabilities until they are settled at various points in time through 2017. Acquisition costs and other related charges (benefits) recorded in the three and nine months ended September 30, 2014 included charges of $0.6 million and benefits of $(0.4) million, respectively, compared with benefits of $(1.3) million and $(2.7) million in the three and nine months ended September 30, 2013, respectively, which related to the remeasurement of the fair value of these contingent consideration liabilities. We may continue to incur additional acquisition costs and other related charges in future periods resulting from the evaluation of potential acquisition targets.
Impairment of Intangible Asset
During the quarters ended September 30, and March 31, 2013, we performed an impairment review of the customer list intangible asset obtained in our acquisition of Nitro in 2009. The impairment review was triggered by certain legacy Nitro customers having notified us of their intentions to cease or reduce purchases of our services. In the first step of the impairment review, the carrying value of the asset exceeded the undiscounted net cash flows expected to be generated by the asset, indicating that the carrying value was not recoverable. In the second step, the impairment amounts of $0.6 million and $1.5 million were recorded in the three months ended September 30 and March 31, 2013, respectively, were determined as the amounts by which the asset’s carrying amount exceeded its fair value, which were estimated using a discounted cash flow approach. For the three and nine months ended September 30, 2014, there were no triggering events that required the Company to perform an impairment review.
In estimating the undiscounted future net cash flows expected to be generated by this intangible asset, management considered the following factors: actual customer attrition rates since the acquisition date; expected future attrition rates; estimated undiscounted net cash flows generated by the intangible asset since the acquisition date; estimated undiscounted net cash flows expected to be generated by the intangible asset over its remaining expected useful life; and the expected remaining useful life of the intangible asset. In the course of these impairment reviews, we considered multiple future scenarios and the expected likelihood of those scenarios occurring, based on the information which was known to management at the times the reviews were performed. These impairment reviews involved the use of significant judgment by management, and different judgments could yield different results. The net book value of the Nitro customer list intangible asset was $0.1 million as of September 30, 2014.
Interest Income, Interest Expense, and Other Income, Net
Interest income, interest expense, and other income, net, consists primarily of interest income, which is derived from investments in U.S. government securities, bank time deposits and money market funds, interest expense, which consists primarily of imputed interest on rent payments for leased properties of which we are considered the owner for accounting purposes, and other income. The following table presents interest income, interest expense, and other income, net, for the three and nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percentage Increase / (Decrease)
	2014	2013
		As Restated
Interest income	$2,212	$1,493	$719	48%
Interest expense	$(924)	$(636)	$(288)	45%
Other income, net	$28	$484	$(456)	(94)%

	Nine Months Ended September 30,		Increase/ (Decrease)	Percentage Increase / (Decrease)
	2014	2013
		As Restated
Interest income	$6,221	$4,570	$1,651	36%
Interest expense	$(2,412)	$(1,997)	$(415)	21%
Other income, net	$499	$840	$(341)	(41)%
Interest income increased in the three and nine months ended September 30, 2014 as compared to the same period in 2013 due to higher interest income relating to higher average balances of our interest-bearing foreign currency holdings of cash, cash equivalents and marketable securities.
Provision for Income Taxes
The provision for income taxes was $12.8 million and $34.1 million for the three and nine months ended September 30, 2014 compared with $12.7 million and $30.9 million for the same periods in 2013. Income tax is related to federal, state and foreign tax obligations. The increase in tax expense for the three months ended September 30, 2014 was primarily due to the jurisdictional mix of profit before tax. The increase in tax expense for the nine months ended September 30, 2014 was primarily related to the increase in profit before taxes and the jurisdictional mix.
Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into countries with varying federal, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions. For the three and nine months ended September 30, 2014, our effective tax rate varied from the statutory tax rate primarily due to state income taxes, the tax rate differential attributable to income earned by our foreign subsidiaries, the related mix of jurisdictional profits, and changes in uncertain tax positions.
Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2014, a valuation allowance is maintained against our U.S. deferred tax assets associated with certain capital losses and state tax net operating loss carryforwards. We continue to believe that the remainder of our U.S. deferred tax assets and the deferred tax assets of our foreign subsidiaries are more likely than not to be realized, and therefore, no valuation allowance has been recorded against these assets.
We had gross unrecognized tax benefits, including interest and penalties, of $33.2 million as of September 30, 2014 and $30.8 million as of December 31, 2013. The amounts of unrecognized tax benefits that, if recognized, would result in a reduction of our effective tax rate were $32.1 million and $29.7 million as of September 30, 2014 and December 31, 2013, respectively. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2014 and December 31, 2013, accrued interest and penalties were $5.2 million and $4.2 million, respectively.
We conduct business globally, and as a result, we and our subsidiaries file income tax returns in the U.S. federal and state jurisdictions as well as various foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Germany, India, Switzerland, the United Kingdom and the United States. We are currently under tax audits and proceedings in Canada, India, the United Kingdom, and the United States for various periods between 2006 and 2013. The statute of limitations in our other tax jurisdictions remain open for various periods between 2006 and the present. However, carryforward attributes from prior closed years may still be adjusted upon examination by tax authorities if they are used in open periods.
Although we believe our tax estimates are appropriate, the final determination of tax audits and proceedings could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of tax audits and proceedings, as well as the expiration of relevant statutes of limitations in the next twelve months could result in a decrease in our gross unrecognized tax benefits, including interest and penalties, of between $13.0 million and $17.0 million.
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

The following tables present the service revenues and operating income attributable to our reportable segments for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		As Restated		As Restated
Service Revenues:
SapientNitro	$233,415	$219,784	$702,717	$628,325
Sapient Global Markets	95,552	88,666	287,847	259,264
Sapient Government Services	21,737	15,343	63,868	43,176
Total service revenues	$350,704	$323,793	$1,054,432	$930,765
Income Before Income Taxes:
SapientNitro	$80,937	$73,668	$231,480	$199,265
Sapient Global Markets	27,088	27,900	82,871	79,463
Sapient Government Services	5,497	4,840	13,341	12,656
Total reportable segments operating income (1)	113,522	106,408	327,692	291,384
Less: reconciling items (2)	(78,389)	(67,474)	(234,389)	(205,632)
Total income before income taxes	$35,133	$38,934	$93,303	$85,752

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

(2)	Adjustments that are made to reconcile total reportable segments operating income to consolidated income before income taxes include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		As Restated		As Restated
Centrally managed functions	$65,546	$58,356	$196,296	$175,367
Stock-based compensation expense	8,344	8,152	24,438	23,142
Restructuring and other related charges (benefits)	1,125	(28)	2,989	171
Amortization of purchased intangible assets	3,389	3,007	10,430	9,927
Acquisition costs and other related charges (benefits)	1,301	(1,268)	1,729	(1,652)
Impairment of intangible asset	—	596	—	2,090
Other (3)	—	—	2,815	—
Interest and other income, net	(1,316)	(1,341)	(4,308)	(3,413)
Total reconciling items	$78,389	$67,474	$234,389	$205,632
(3) In the nine months ended September 30, 2014, we incurred a $2.8 million one-time project personnel expense charge to reimburse employees for costs incurred as part of a restructuring of a global travel program. As this is unrelated to current operations, and neither comparable to prior periods nor predictive of future results, we have excluded it from the reportable segments operating income in evaluating management performance.
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

The following table presents SapientNitro service revenues by industry sector for the three and nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)
	2014	2013	Dollars	Percentage
Industry Sector		As Restated
Consumer, Travel & Automotive	$151,646	$133,034	$18,612	14%
Financial Services	37,314	38,707	(1,393)	(4)%
Technology & Communications	20,723	28,365	(7,642)	(27)%
Government, Health & Education	21,339	17,283	4,056	23%
Energy Services	2,393	2,395	(2)	—%
Total SapientNitro service revenues	$233,415	$219,784	$13,631	6%
SapientNitro service revenues increased 6% in the three months ended September 30, 2014, primarily driven by an increase in new clients partially offset by a decrease in revenues from existing clients. The increase was primarily driven by continued strong demand from existing clients in the Consumer, Travel and Automotive industry sector. During the three months ended September 30, 2014, the Consumer, Travel and Automotive sector service revenues increased 14% as a result of demand from new clients for our services. The increase in new client demand was primarily due to an increasing acceptance of our value proposition, as companies in this sector shift more of their marketing efforts to digital platforms. The Government, Health & Education sector experienced moderate growth as service revenues increased 23% primarily as a result of new clients. These favorable factors were partially offset by a decrease in demand from existing clients in the Technology & Communications and Financial Services industry sectors. During the three months ended September 30, 2014, the Technology & Communications sector revenues decreased 27%, while the Financial Services sector revenues decreased 4%. SapientNitro experienced flat demand growth from services provided to existing Energy Services clients. Overall, in constant currency terms, SapientNitro service revenues increased 5% for the three months ended September 30, 2014, compared to the same period in 2013.

	Nine Months Ended September 30,		Increase / (Decrease)
	2014	2013	Dollars	Percentage
Industry Sector		As Restated
Consumer, Travel & Automotive	$458,539	$384,747	$73,792	19%
Financial Services	117,322	112,209	5,113	5%
Technology & Communications	57,027	73,084	(16,057)	(22)%
Government, Health & Education	62,082	49,897	12,185	24%
Energy Services	7,747	8,388	(641)	(8)%
Total SapientNitro service revenues	$702,717	$628,325	$74,392	12%
SapientNitro service revenues increased 12% in the nine months ended September 30, 2014, primarily driven by an increase in demand from new and existing clients, partially offset by a decrease in revenues from existing clients. The increase was primarily driven by an increase in the Consumer, Travel and Automotive industry sector. During the nine months ended September 30, 2014, the Consumer, Travel and Automotive sector service revenues increased 19% based on equally strong demand from new clients as well as continued delivery of high quality services to existing clients. The increase in new client demand was primarily due to an increasing acceptance of our value proposition, as companies in this sector shift more of their marketing efforts to digital platforms. The Financial Services sector revenues increased 5% due to an increase in demand from new clients, partially offset by service revenue decreases from existing customers. The Government, Health & Education sector experienced strong growth as service revenues increased from new clients and continued demand from existing clients during the nine months ended September 30, 2014. These favorable factors were partly offset by a decrease in service revenues in the Technology & Communications industry sector. The Technology & Communications service revenues decreased primarily due to a decrease in existing client revenues, partially offset by new client demand during the nine months ended September 30, 2014. In the nine months ended September 30, 2014, SapientNitro experienced flat demand growth from Energy Services clients. Overall, in constant currency terms, SapientNitro service revenues increased 11% during the nine months ended September 30, 2014, compared to the same period in 2013.

The following table presents Sapient Global Markets service revenues by industry sector for the three and nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)
	2014	2013	Dollars	Percentage
Industry Sector		As Restated
Financial Services	$68,207	$61,975	$6,232	10%
Energy Services	27,094	25,011	2,083	8%
Government, Health & Education	251	1,680	(1,429)	(85)%
Total Sapient Global Markets service revenues	$95,552	$88,666	$6,886	8%
Sapient Global Markets service revenues increased by 8% in the three months ended September 30, 2014 compared to 2013. The Financial Services sector service revenues increased 10% in the three months ended September 30, 2014, due to an increase in demand from both new and existing clients. The Energy Services sector revenues increased 8% in the three months ended September 30, 2014, principally due to an increase in new client service revenues. The Government, Health & Education sector revenues decreased 85% due to decreases in service revenues from existing clients. In constant currency terms, Sapient Global Markets service revenues increased 7% for the three months ended September 30, 2014, compared to the same period in 2013.

	Nine Months Ended September 30,		Increase / (Decrease)
	2014	2013	Dollars	Percentage
Industry Sector		As Restated
Financial Services	$201,694	$178,744	$22,950	13%
Energy Services	83,855	75,621	8,234	11%
Government, Health & Education	2,298	4,899	(2,601)	(53)%
Total Sapient Global Markets service revenues	$287,847	$259,264	$28,583	11%
Sapient Global Markets service revenues increased by 11% in the nine months ended September 30, 2014 compared to 2013. The Financial Services sector revenues increased 13% in the nine months ended September 30, 2014, due to strong demand from existing clients for our services, and to a lesser extent new client service revenues. The Energy Services sector revenues increased 11% in the nine months ended September 30, 2014, primarily due to an increase in new client service revenues and strong demand from existing clients. The Government, Health & Education sector revenues decreased 53% due to a reduction of work from our existing clients. In constant currency terms, Sapient Global Markets service revenues increased 10% for the nine months ended September 30, 2014, compared to the same period in 2013.
Service revenues for the Sapient Government Services segment (which are derived entirely from the Government, Health & Education industry sector) increased by $6.4 million, or 42%, in the three months ended September 30, 2014, compared to 2013, primarily due to an increase in service revenue as a result of the acquisition of OnPoint Consulting, Inc. (“OnPoint”) completed during the three months ended March 31, 2014.
Service revenues for the Sapient Government Services segment (which are derived entirely from the Government, Health & Education industry sector) increased by $20.7 million or 48% in the nine months ended September 30, 2014, compared to 2013, primarily due to an increase in service revenue as a result of the acquisition of OnPoint completed during the three months ended March 31, 2014, and, to a lesser extent, due to an expansion within the existing client base.
Operating Income by Operating Segments
SapientNitro’s operating income increased $7.3 million in the three months ended September 30, 2014 compared to the same period in 2013, and increased $32.2 million in the nine months ended September 30, 2014 compared to the same period in 2013. As a percentage of related service revenues, SapientNitro’s operating income increased to 35% in the three months ended September 30, 2014 from 34% in the same period of 2013, while increasing to 33% in the nine months ended September 30, 2014 from 32% in the same period of 2013. Service revenues during the nine months ended September 30, 2014 benefited from the achievement of revenue performance criteria bonuses as mutually agreed to by us and one customer. We may have more opportunities to earn similar performance bonuses in the future.

Sapient Global Markets’ operating income decreased $0.8 million and increased $3.4 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. As a percentage of related service revenues, Sapient Global Markets’ operating income decreased to 28% and 29% in the three and nine months ended September 30, 2014, respectively, compared to 31% in the same periods of 2013. The decrease in operating income as a percentage of service revenues is primarily due to a shift in delivery personnel mix.
Sapient Government Services’ operating income increased $0.7 million in both the three and nine months ended September 30, 2014, compared to the same periods in 2013. As a percentage of related service revenues, Sapient Government Services’ operating income decreased to 25% and 21% in the three and nine months ended September 30, 2014 as compared to 31% and 29% for the same periods in 2013. The decrease in operating income as a percentage of related service revenues is primarily due to the OnPoint acquisition completed during the three months ended March 31, 2014.
Liquidity and Capital Resources

	September 30, 2014	December 31, 2013
	(in thousands)
Cash, cash equivalents, restricted cash and marketable securities	$316,730	$345,588

	Nine Months Ended September 30,
	2014	2013
		As Restated
	(in thousands)
Summary of cash flow activities:
Net cash provided by operating activities	$38,281	$75,452
Net cash used in investing activities	$(53,798)	$(30,621)
Net cash (used in) provided by financing activities	$(14,212)	$4,727
We invest our excess cash predominantly in money market funds, time deposits with maturities of 91 days or less, other cash equivalents, and mutual funds.
As of September 30, 2014 and December 31, 2013, we had $1.6 million and $2.1 million, respectively, held with various banks as collateral for letters of credit and performance bonds, and those amounts are classified as “Restricted cash” on our unaudited consolidated and condensed balance sheets.
As of September 30, 2014, our total cash, cash equivalents, restricted cash, and marketable securities balance included $100.3 million held by our U.S. entities and $216.4 million held by our foreign subsidiaries. If we need to access these overseas funds for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to reinvest the unremitted earnings of our foreign subsidiaries indefinitely, except for $33.8 million of unremitted earnings which as of September 30, 2014 were not reinvested indefinitely, and for which a deferred income tax liability has been recorded. Determination of the potential deferred tax liability on other unremitted earnings is not practicable because such liability, if any, would depend on circumstances existing if and when such remittance occurs. Our current plans do not demonstrate a need to repatriate any overseas funds to fund our U.S. operations.
In July 2012, one of our subsidiaries entered into a revolving credit facility under which it may request advances for general working capital purposes, in U.S. dollars, British pounds sterling and euros, not to exceed an equivalent of $20 million U.S. dollars in the aggregate. On April 29, 2014, we amended the facility primarily to add Sapient Limited, our primary U.K. subsidiary, as an additional borrower. All other terms of the amended facility remained consistent with the original facility. As of November 6, 2014, we had not drawn any advances under this facility. We believe that our existing cash, credit facility and other short-term investments will be sufficient to meet our working capital and capital expenditure requirements, investing activities, repurchases of common stock, and the expected cash outlays for our previously recorded restructuring activities, for at least the next 12 months.
Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2014 totaled $38.3 million, primarily due to net income of $59.2 million and the addition of $46.8 million in non-cash items, and partially offset by a decrease of $67.7 million in cash relating to changes in operating assets and liabilities. Cash provided by operating activities for the nine months ended September 30, 2013 totaled $75.5 million, primarily due to $54.9 million in net income and the addition of $52.4 million in non-cash items, partially offset by a decrease of $31.9 million in cash relating to changes in operating assets and liabilities. The Company's future quarterly cash flows from operations are dependent upon the timing of cash receipts from customers, the seasonality of our annual bonus payments, the achievement of billing milestones for work performed for our customers, and the timing of payments of income and non-income tax liabilities.
Days sales outstanding (“DSO”) is calculated based on the most recent three months of total gross revenues and period end balances of accounts receivable, unbilled revenues and deferred revenues. DSO increased to 73 days as of September 30, 2014 as compared to 63 days as of December 31, 2013. DSO is affected by changes in accounts receivable and unbilled revenues and the timing of achieving certain project milestones and project billings. We expect our unbilled revenues to be short-term in nature, with a majority being billed within 90 days.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2014 totaled $53.8 million, primarily due to the use of $34.4 million for capital expenditures, mainly for the build out of offices in various locations and costs of internally developed software, the use of $13.0 million, which was primarily related to the $12.8 million cash paid for the acquisition of OnPoint (net of cash acquired), and the use of $5.5 million for the acquisition of a cost method investment. Cash used in investing activities for the nine months ended September 30, 2013 totaled $30.6 million, primarily due to the use of $27.2 million for capital expenditures, mainly for the build out of offices in various locations and costs of internally developed software and the use of $5.0 million for the acquisition of 81% of iThink (net of cash acquired), partially offset by an increase of $3.9 million in restricted cash balances.
Financing Activities
Cash used in financing activities for the nine months ended September 30, 2014 totaled $14.2 million, primarily due to $15.5 million of cash used for repurchases of common stock, and a $5.1 million payment of acquisition date fair value contingent consideration, partially offset by $2.4 million of proceeds from stock option exercises and $4.0 million of tax benefits from exercise and release of stock awards. Cash provided by financing activities for the nine months ended September 30, 2013 totaled $4.7 million, primarily due to $2.7 million of proceeds from stock-based option exercises and $2.0 million of excess tax benefits from exercise and release of stock-based awards.
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
We accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. As of September 30, 2014, we have recorded an accrual of $0.7 million for loss contingencies, which represents the better estimate within the probable range of $0.7 million and $2.4 million, related to all probable losses where a reasonable estimate could be made.
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible, but not probable. As of September 30, 2014, we do not have any reasonably possible losses for which an estimate can be made. Although we intend to defend these matters vigorously, the ultimate outcome of our legal matters is uncertain. However, we do not expect the potential losses, if any, to have a material adverse impact on our operating results, cash flows, or financial condition.
Recent Accounting Pronouncements
For information about recent accounting pronouncements, see Notes to Unaudited Consolidated and Condensed Financial Statements – Note 18, Recent Accounting Pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. The market values of fixed rate securities may be adversely impacted due to a rise in market interest rates, while floating rate securities may yield less income than expected if market interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, and we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. If the interest rate had fluctuated by 10%, the increase or decrease in value of our marketable securities would not have been material as of September 30, 2014 and our interest income would not have changed by a material amount for the three or nine months ended September 30, 2014.
The estimated fair value of our marketable securities portfolio was $6.3 million and $5.9 million as of September 30, 2014 and December 31, 2013, respectively, which consisted entirely of mutual funds.
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
For additional information regarding our foreign currency transaction exposure, see Note 14, Foreign Currency Exposures and Derivative Instruments, in the Notes to Unaudited Consolidated and Condensed Financial Statements included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
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
For the three months ended September 30, 2014, approximately 35% of our revenues and approximately 49% of our operating expenses were generated by subsidiaries for which the functional currency is not the U.S. dollar and thus subject to foreign currency translation exposure, as compared to 21% and 43%, respectively, for the same period in 2013. In addition, 57% of our assets and 38% of our liabilities were subject to foreign currency translation exposure as of September 30, 2014, as compared to 50% of our assets and 40% of our liabilities as of December 31, 2013. We also have assets and liabilities in certain entities that are denominated in currencies other than the entity’s functional currency and are subject to foreign currency transaction exposure, as described above.
Approximately 16% of our operating expenses for the three months ended September 30, 2014 were incurred by foreign subsidiaries whose functional currency is the Indian rupee. Because we have minimal associated revenues in Indian rupees, any significant movement in the exchange rate between the U.S. dollar and the Indian rupee has a significant impact on our operating expenses and operating profit. Approximately 19% and 5% of our service revenues for the three months ended September 30, 2014 were generated by foreign subsidiaries whose functional currencies are the British pound sterling, and the euro, respectively. Any significant movements in the exchange rates between the U.S. dollar and the British pound sterling and the U.S. dollar and the Euro, have a significant impact on our service revenues and operating income. We manage these exposures through a risk management program which is designed to mitigate our exposure to operating expenses incurred by foreign subsidiaries whose functional currency is the Indian rupee and operating margins in foreign subsidiaries whose functional currencies are the British pound sterling and the euro. This program includes the use of derivative financial instruments which are not designated as accounting hedges.
For additional information regarding our foreign currency translation exposure, see Note 14, Foreign Currency Exposures and Derivative Instruments, in the Notes to Unaudited Consolidated and Condensed Financial Statements included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.

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

	Maximum Losses Resulting from Changes in Underlying Average Exchange Rates of:
Currency	10%	15%	20%
Indian rupee	$892	$1,871	$2,769
British pound sterling	$721	$1,140	$1,558
Euro	$138	$221	$304
Open option positions as of September 30, 2014 expire in October, November, and December of 2014 and, therefore, any realized losses in respect to these positions after September 30, 2014 would be recognized in the three months ending December 31, 2014.
For additional quantitative and qualitative disclosures about market risk affecting Sapient, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management has conducted an evaluation, under the supervision of and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014. The Company previously reported a material weakness in internal control over financial reporting related to the accounting for certain tax liabilities resulting from the movement of our employees globally, which was described in Item 9A included in Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. As a result of this material weakness in the Company’s internal control over financial reporting, which was not remediated as of September 30, 2014, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2014.
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
Remediation of the Material Weakness
The Company continues to implement remediation steps to address the material weakness discussed above and to improve its internal control over the accounting for certain tax liabilities resulting from the movement of our employees globally. Specifically, with respect to the control deficiency associated with the Company’s previously unrecognized permanent establishments in certain foreign jurisdictions in prior periods, the Company has (i) reorganized the reporting structure of the Company’s global people movement department under one leadership head; (ii) created a cross-functional team, which includes individuals from the global people movement, legal, tax, delivery, project staffing, and finance departments, in order to identify ways to improve the tracking of international workers, assess the impact of regulatory changes in foreign jurisdictions, assess and identify ways to mitigate exposures in new legal jurisdictions, and understand current and future travel patterns of international workers to assess any potential additional exposures; (iii) implemented a new process to review on a regular basis projects staffed with international workers; (iv) enhanced the functionality of our systems to generate reports containing the cumulative number of hours worked by international workers, which are regularly reviewed by cross-functional teams to evaluate permanent establishment exposures; (v) designed and implemented new tools to communicate tax-related mobility considerations to the project staffing department, which will help support the Company’s compliance process; (vi) established a people movement policy for employees working in the United States from other countries; (vii) hired a new Director of Global People Movement; and (viii) refined the design and tested the configuration of its system generated report used to actively monitor and track international workers. In addition to the process improvements noted above, the Company is in the process of: (i) updating its policy for global employees working in countries other than the United States; and (ii) continuing to use experienced external advisors for technical assistance.

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
The Company expects that the measures described above will remediate the material weakness identified and strengthen its internal control over financial reporting. As the Company continues to evaluate and improve its internal control over global people movement, we may identify additional measures to address the material weakness or make modifications to certain of the remediation steps. The Company expects to complete the planned remedial actions during 2014. However, we cannot make any assurances that such actions will be completed during 2014, or that we will successfully remediate this material weakness within the anticipated time frame or cost estimates. If the remediation is not completed or not completed during the anticipated time frame, there can be no assurance that a material misstatement concerning the accounting for certain tax liabilities resulting from the movement of our employees globally will be prevented or detected in a timely manner. We do not believe the costs of these remediation efforts will be material to the financial statements of the Company, either individually or in aggregate.
Changes in Internal Control Over Financial Reporting
Except as otherwise discussed above under “Remediation of the Material Weakness,” there were no other changes of our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For further information regarding our legal proceedings and claims, see Note 7, Commitments and Contingencies, and Note 8, Income Taxes, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
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
The announcement and pendency of our acquisition by Publicis could adversely affect our business, financial results and operations.
On November 1, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Publicis Group S.A., a French société anonyme (“Publicis”), and 1926 Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Publicis (“Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, Publicis will cause Merger Sub to commence a cash tender offer within 10 business days following the date of the Merger Agreement, for all of the Company’s outstanding shares of common stock, par value $0.01 per share (the “Shares”), at a purchase price of $25.00 per Share, net to the seller in cash, without interest, subject to any required withholding of taxes.
The announcement and pendency of the proposed acquisition could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations. In particular, we could lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed acquisition. We could potentially lose customers or suppliers, or our customers or suppliers could modify their relationships with us in an adverse manner. In addition, we have diverted, and will continue to divert, significant management resources in an effort to complete the acquisition, which could adversely affect our business and results of operations.
We are also subject to certain restrictions contained in the Merger Agreement on the conduct of our business prior to the consummation of the tender offer. These restrictions could result in our inability to respond effectively, and in a timely manner, to competitive pressures, industry developments and future opportunities or may otherwise harm our business, financial results and operations.
The proposed acquisition by Publicis is subject to the receipt of consents and approvals from government entities that may impose conditions that could have an adverse effect on us or could delay or prevent the completion of the acquisition.
Completion of the acquisition by Publicis is conditioned upon, among other things, (i) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the antitrust, competition and trade regulation laws of Germany, (ii) the absence of injunctions or other legal restraints preventing the consummation of the tender offer or the acquisition, (iii) the conclusion or termination of review by the Committee on Foreign Investment in the United States and (iv) certain other regulatory approvals, each as described in the Merger Agreement.
The reviewing authorities may not permit the acquisition at all or may impose restrictions or conditions on the completion of the acquisition. There is no assurance that we will obtain these necessary governmental approvals to complete the acquisition. In addition, any delay in the completion of the acquisition from the failure to obtain such approvals could diminish the anticipated benefits of the acquisition or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the proposed acquisition.
The failure by Publicis to complete its acquisition of us could adversely affect our business and the market price of our common stock and could result in substantial termination costs.
There is no assurance that completion of the acquisition by Publicis or any other transaction will occur. Consummation of the tender offer is subject to various conditions, including a minimum condition for the valid tender of outstanding Shares, consents or approvals of certain governmental authorities and certain other conditions.
The current market price of our common stock may reflect a market assumption that the tender offer and merger will occur. Failure to complete the tender offer and/or merger could adversely affect the share price of our common stock. We will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit if the tender offer and merger are not consummated. The Merger Agreement is subject to termination if the merger is not completed on or before May 1, 2015, or, if on such date all tender offer conditions, other than those relating to anti-trust and other regulatory approvals, shall have been satisfied or waived, the date that is 90 days thereafter. In addition, the Merger Agreement contains certain other termination rights for both us and Publicis and further provides that, upon termination of the Merger Agreement under specified circumstances, we may be obligated to pay Publicis a termination fee of $125.0 million. A failed transaction may result in negative publicity and a negative impression of us in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price.
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
We have significant international operations, and we frequently earn our revenues and incur our costs in various foreign currencies. Our international service revenues were $126.0 million and $396.3 million for the three and nine months ended September 30, 2014. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues and receivables, purchases, payroll and investments on both a transactional level and a financial statement translation basis. As of September 30, 2014, 57% of our assets and 38% of our liabilities were subject to foreign currency translation exposure. We also have a significant amount of foreign currency operating income and net asset exposures. Certain foreign currency exposures, to some extent, are naturally offset within a foreign country, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our financial results.
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
Jerry A. Greenberg, current Co-Chairman of the Board of Directors and former Chief Executive Officer of the Company, and J. Stuart Moore, former Co-Chairman of the Board of Directors and Co-Chief Executive Officer and current member of our Board of Directors, hold, in the aggregate, approximately 11% of the outstanding shares of our common stock as of November 3, 2014. As a result, they have the ability to substantially influence and, in some cases, may affect the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Sapient, even if such a change in control would benefit other investors. Affiliates of Messrs. Greenberg and Moore own substantial holdings not represented by this percentage over which Messrs. Greenberg and Moore disclaim beneficial ownership.
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

As with all corporate controls, we cannot be certain that the measures we have taken, and are taking, to remedy the errors since they were discovered will ensure that no errors occur in the future. The cost of remediation could result in substantial expense and a diversion of time and resources. Further, the costs and expenses related to our remediation efforts may affect our financial condition and operating results and may negatively impact our stock price.

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

We cannot assure investors that we will be able to fully or timely address the material weakness in our internal controls that led to the restatement, or that the remediation efforts will prevent future material weakness.

As a result of our review of issues related to the restatement described in Note 17, Restatement, in the Notes to Unaudited Consolidated and Condensed Financial Statements included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, management has identified deficiencies in our control environment that constitute a material weakness and, consequently, has concluded that our internal control over financial reporting was not effective at December 31, 2013. In addition, management has concluded, based primarily on the identification of the material weakness, that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2013 as a result of the material weakness in internal controls related to accounting for certain tax liabilities resulting from the movement of our employees globally. See Item 9A, Controls and Procedures, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013. If we are unable to successfully remediate this material weakness and to do so in a timely manner, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.
We cannot assure investors that we will not discover other material weaknesses in the future or that no material weakness will result from any difficulties, errors, delays or disruptions while we implement controls to remediate such material weakness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes information with respect to repurchases we made of our common stock pursuant to our stock repurchase program during the three months ended September 30, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
				(in thousands)
July 1, 2014 to July 31, 2014	221,600	$15.55	221,600	$142,634
August 1, 2014 to August 31, 2014	253,100	$14.42	253,100	$138,984
September 1, 2014 to September 30, 2014	278,173	$14.42	278,173	$134,972
Total	752,873	$14.75	752,873	$134,972

(1) On May 13, 2014, we announced that our Board of Directors had authorized a stock repurchase program of up to $150 million of our common stock (the “2014 Repurchase Program”). Under the 2014 Repurchase Program, management is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The 2014 Repurchase Program will expire upon the earlier of the date on which the program is terminated by the Board of Directors or when all authorized repurchases are completed. The Company made additional purchases under the 2014 Repurchase Program between October 1, 2014 and October 31, 2014. However, the Company does not intend to make further repurchases under the 2014 Repurchase Program.

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
SAPIENT CORPORATION

Signature	Title	Date

/s/ Alan J. Herrick	Co-Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	November 6, 2014
Alan J. Herrick

/s/ Joseph S. Tibbetts, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 6, 2014
Joseph S. Tibbetts, Jr.